Form 10QSB
period 2001-03-31
CYBER PUBLIC RELATIONS INC
filed 2001-05-11
CIK 1066923

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                For the quarterly period ended March 31, 2001

                        Commission file number: 000-32249

                        CYBER PUBLIC RELATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

          Florida                                           98-0222013
(State or other jurisdiction of                (IRS Employee Identification No.)
incorporation or organization)

                     8260 Ryan Road, Richmond, B.C., V7A 2E5
                    (Address of principal executive offices)

                                 (604) 277-2816
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X              No
    -----------            -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                          2,199,000
          (Class)                           (Outstanding as of March 31, 2001)

CYBER PUBLIC RELATIONS, INC.

                                   FORM 10-QSB
                                      INDEX

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Assets ......................................................3

                  Liabilities and Stockholder's Equity ........................4

                  Statement of Operations .....................................5

                  Statement of Cash Flows .....................................6

                  Notes of Financial Statements ...............................7

         Item 2.  Management's Discussion and Analysis or Plan of Operation ...7

Part II - OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K ...........................13

         Signatures ..........................................................14

                           CYBER PUBLIC RELATIONS, INC
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  -------------


                                     ASSETS
                                     ------

                                                       March 31,    December 31,
                                                         2001          2000
                                                      -----------   -----------
                                                      [unaudited]

CURRENT ASSETS
     CASH                                             $      116    $      135
                                                      -----------   -----------
     INVENTORY                                        $    2,080    $    2,080
                                                      -----------   -----------
     TOTAL CURRENT ASSETS                             $    2,196    $    2,215
                                                      -----------   -----------

OTHER ASSETS                                          $        0    $        0
                                                      -----------   -----------
     TOTAL OTHER ASSETS                               $        0    $        0
                                                      -----------   -----------
TOTAL ASSETS                                          $    2,196    $    2,215
                                                      -----------   -----------

    The accompanying notes are an integral part of these financial statements

                          CYBER PUBLIC RELATIONS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  -------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                       March 31,    December 31,
                                                         2001          2000
                                                      -----------   -----------
                                                      [unaudited]
CURRENT LIABILITIES

     Accounts Payable                                 $        0    $        0

     Officers Advances                                     3,618           818
                                                      -----------   -----------

TOTAL CURRENT LIABILITIES                             $    3,618           818
                                                      -----------   -----------

STOCKHOLDERS' EQUITY

     Preferred stock, par value $0.001
     Authorized 10,000,000 shares
     Issued and outstanding at
     March 31,2001 - None                             $        0             0

     Common stock, par value $0.001
     Authorized 100,000,000 shares
     Issued and outstanding at
     December 31, 2000 and March 31,
     2001 - 2,199,000 shares                          $    2,199    $    2,199

     Additional Paid-In Capital                           19,791        19,791

     Deficit accumulated during
     the development stage                               -23,412       -20,593
                                                      -----------   -----------


TOTAL STOCKHOLDERS' EQUITY                            $   -1,422    $    1,397
                                                      -----------   -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                  $    2,196    $    2,215
                                                      -----------   -----------

    The accompanying notes are an integral part of these financial statements

                           CYBER PUBLIC RELATIONS, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                             -----------------------
                                   [unaudited]


                                                      For the three months ended
                                                              March 31
                                                         2001           2000
                                                     ------------   ------------

INCOME

  Revenue                                            $         0    $         0
                                                     ------------   ------------

EXPENSES

  General, Selling
  and Administrative                                 $     2,819    $         0
                                                     ------------   ------------


TOTAL EXPENSES                                       $     2,819    $         0
                                                     ------------   ------------


NET PROFIT/LOSS (-)$                                 $    -2,819    $         0
                                                     ------------   ------------

Net loss per share -
 Basic and diluted                                   $   0.00128    $         0
                                                     ------------   ------------

Weighted average
Number of common
Shares                                                 2,199,000      2,199,000
                                                     ------------   ------------

   The accompanying notes are an integral part of these financial statements

                          CYBER PUBLIC RELATIONS, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   [unaudited]

                                                      For the three months ended
                                                              March 31
                                                         2001           2000
                                                     ------------   ------------

Cash Flows from
Operating Activities
Net Loss (-), Gain (+)                               $    -2,819    $         0

Changes in assets and                                          0              0
Liabilities

Issued for services                                            0              0

Accounts Payable
Officers Advances                                          2,800              0
                                                     ------------   ------------

Net cash used in
Operating activities                                 $       -19    $         0

Cash Flows from
Investing Activities                                           0              0

Cash Flows from
Financing Activities                                           0              0
     Issue common
     stock for cash
                                                     ------------   ------------

Net Increase (decrease)
 In cash                                             $         0    $         0


Cash,
Beginning of period                                          135              0
                                                     ------------   ------------


Cash, End of Period                                  $       116    $         0
                                                     ------------   ------------

    The accompanying notes are an integral part of these financial statements

                          CYBER PUBLIC RELATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                          -----------------------------


NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instruction to form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2000 financial statements and footnotes thereto included in the company's SEC form 10SB.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this report.

Plan of Operation
-----------------

         The company intends to rely on the expertise of its management to study the market for information technology solutions.

         For critical expenditures such as fees to keep SEC filings current And related charges the company relies on advances from officers. It is impossible to predict the amount of these expenditures. However, such amounts are not expected to exceed $25,000 during the next twelve months.

         It is clear to the company that present funding is not sufficient for the launch of its operations, and that it must interest investors in one or more secondary capital formation programs before it can launch operations. The company is evaluating its options and will proceed accordingly.

Results of Operations
---------------------

         The company has had no operations during the quarterly period ended March 31, 2001, or since on or before approximately 1998. During the quarterly period covered by this Report, the company received no revenue and incurred expenses of $2,819 stemming from general, administrative, and tax expenses.

Liquidity
---------

         At March 31, 2001, the Company had total current assets of $2,196 and Total liabilities of $3,618.

Discussion and Analysis of Financial Condition
----------------------------------------------

OPERATIONS AND RESULTS FOR THREE MONTHS ENDED MARCH 31, 2001. Activity during the past quarter has been confined to testing the viability of the Company's business model and the identification of markets and development of products.

FUTURE PROSPECTS: The Company is unable to predict when it may launch intended operations, or failing to do so, when and if it may elect to participate in a business acquisition opportunity. The reason for this uncertainty arises from its limited resources, and competitive disadvantage to other public or semi-public issuers, and new uncertainties about compliance with NASD requirements for trading on the OTCBB. Notwithstanding the conditions, the Company expects to develop a capital formation strategy and launch operations during the next twelve to eighteen months, if the Company can effect quotation of its common stock on the OTCBB.

REVERSE ACQUISITION CANDIDATE: The Company is not currently searching for a profitable business opportunity. This contingency is disclosed for the possibility that the Company's intended business might fail. The Company is not presently a reverse acquisition candidate. Should the Company's business fail, management does not believe the Company would be able to effectively, under current laws and regulations, attract capital, and would be required to seek such an acquisition to achieve profitability for shareholders.

Factors That May Affect Future Results and Market Price of Stock.
-----------------------------------------------------------------

The business of the Company involves a number of risks and uncertainties that could cause actual results to differ materially from results projected in any forward-looking statement, or statements, made in this report. These risks and uncertainties include, but are not necessarily limited to the risks set forth below. The Company's securities are speculative and investment in the Company's securities involves a high degree of risk and the possibility that the investor will suffer the loss of the entire amount invested.

NO OPERATING HISTORY; POTENTIAL OF INCREASED EXPENSES.

The Company was organized in 1998, and has no operating history upon which an evaluation of its business and prospects can be based.

There can be no assurance that the Company will be profitable on a quarterly or annual basis. In addition, as the Company expands its business network and marketing operations it will likely need to increase its operating expenses, broaden its customer support capabilities, and increase its administrative resources.

POSSIBLE NEED FOR ADDITIONAL FINANCING.

It is possible that revenues from the Company's operations may not be sufficient to finance its initial operating cost to reach breakeven. If this were to occur, the Company would need to raise or find additional capital. While the Company expects to be able to meet its financial obligations for approximately the next twelve months, there is no assurance that, after such period, the Company will be operating profitably. If they are not, there can be no assurance that any required capital will be obtained on terms favorable to the Company. Failure to obtain adequate additional capital on favorable terms could result in significant delays in the expansion of new services and market share and could even result in the substantial curtailment of existing operations and services to clients.

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY
RESULTS.

As a result of the Company's lack of operating history and the emerging nature of the market in which it competes, the Company is unable to forecast its revenues accurately. The Company's current and future expense levels are based largely on its investment/operating plans and estimates of future revenue and are to a large extent based on the Company's own estimates. Sales and operating results generally depend on the volume of, timing of, and ability to obtain customers, orders for services received, and revenues therefrom generated. These are, by their nature, difficult at best to forecast.The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or delay. Accordingly, any significant shortfall or delay in revenue in relation to the Company's planned expenditures would have an immediate adverse affect on the Company's business, financial condition, and results of operations. Further, in response to changes in the competitive environment, the Company may from time to time make certain pricing, service, or marketing decisions that could have a material adverse effect on the Company's business, financial condition, operating results, and cash flows.

DEVELOPING MARKET; ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR COMMERCE JUST NOW BEING PROVEN.

The Company's long-term viability is substantially dependent upon the continued widespread acceptance and use of the Internet as a medium for business commerce, in terms of the sales of both products and services to businesses and individuals. The use of the Internet as a means of business sales and commerce is has only recently reached a point where many companies are making reasonable profits from their endeavors therein, and there can be no assurance that this trend will continue.

The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for business commerce. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet use or the attractiveness of its use for business commerce.

The failure of the necessary infrastructure to further develop in a timely manner, or the failure of the Internet to continue to develop rapidly as a valid medium for business would have a material adverse effect on the Company's business, financial condition, operating results, and cash flows.

UNPROVEN ACCEPTANCE OF THE COMPANY'S SERVICES AND/OR PRODUCTS.

The Company is still in its development stage. As a result, it does not know with any certainty whether its services and/or products will be accepted within the business marketplace. If the Company's services and/or products prove to be unsuccessful within the marketplace, or if the Company fails to attain market acceptance, it could materially adversely affect the Company's financial condition, operating results, and cash flows.

DEPENDENCE ON KEY PERSONNEL.

The Company's performance and operating results are substantially dependent on the continued service and performance of its officer and directors. The Company intends to hire additional technical, sales, and other personnel as they move forward with their business model. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical employees, or that it will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of any of the Company's key employees or the inability to attract and retain the necessary technical, sales, and other personnel could have a material adverse effect upon the Company's business, financial condition, operating results, and cash flows. The Company does not currently maintain "key man" insurance for any of its key employees.

LIABILITY FOR INFORMATION DISPLAYED ON THE COMPANY'S INTERNET WEB SITES.

The Company may be subjected to claims for defamation, negligence, copyright, or trademark infringement and various other claims relating to the nature and content of materials it publishes on its Internet Web site, or those set up for its clients. These types of claims have been brought, sometimes successfully, against online businesses in the past. The Company could also face claims based on the content that is accessible from its own, or its clients', Internet Web sites through links to other Web sites.

DEPENDENCE ON CONTINUED GROWTH IN USE OF THE INTERNET.

The success of the Company's business depends, in part, on continued acceptance and growth in the use of the Internet for business commerce and would suffer if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, such as:

o        Inadequate network infrastructure.
o        Security concerns.
o        Inconsistent quality of service.
o        Lack of available cost-effective, high-speed service.
o        The adoption of new standards or protocols for the Internet.
o        Changes or increases in government regulation.

Online companies have experienced interruptions in their services as a result of outages and other delays occurring due to problems with the Internet network infrastructure, disruptions in Internet access provided by third-party providers or failure of third party providers to handle higher volumes of user traffic. If Internet usage grows, the Internet infrastructure or third-party service providers may be unable to support the increased demands which may result in a decline of performance, reliability or ability to access the Internet. If outages or delays frequently occur in the future, Internet usage, as well as usage of the Company's Internet Web-sites, could grow more slowly or decline.

RELIANCE ON OTHER THIRD PARTIES.

The Company's and its clients' operations may depend, to a significant degree, on a number of other third parties, including but not limited to ISPs. The Company has no effective control over these third parties and no long-term contractual relationships with any of them. From time to time, the Company and/or its clients could experience temporary interruptions in their Internet Web-site connections and related communications access. Continuous or prolonged interruptions in the Internet Web-site connections or communications access would have a material adverse effect on the Company's business, financial condition and results of operations. Most agreements with ISPs place certain limits on a company's ability to obtain damages from the service providers for failure to maintain the company's connection to the Internet.

COMPETITION.

The E-commerce solutions market in which the Company will operate is very competitive. Many competitors have substantially greater, financial, technical, marketing, and distribution resources than the Company.

In the all its markets, the Company competes against a large number of companies of varying sizes and resources. There are an increasing number of competitive services and products offered by a growing number of companies. Increased competition in any service or product area may result in a loss of a client, reduction in sales revenue, or additional price competition, any of which could have a material adverse effect on the Company's operating results. In addition, existing competitors may continue to broaden their service and/or product lines and other potential competitors may enter or increase their presence in the E-commerce, resulting in greater competition for the Company.

Most of the Company's current and potential competitors have substantially longer operating histories, larger customer bases, greater name and service recognition, and significantly greater financial, marketing, and other resources than the Company. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as the use of the Internet and other online services increases. Many of the Company's competitors may be able to respond more quickly to changes in customer preferences/needs, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Internet site and systems development than the Company.

It is possible that new competitors or alliances among competitors may emerge and rapidly acquire market share. Increased competition may result in reduced operating margins and/or loss of market share, either of which could materially adversely affect the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition, operating results and cash flows.

RISKS OF POTENTIAL GOVERNMENT REGULATION AND OTHER LEGAL UNCERTAINTIES RELATING TO THE INTERNET.

The Company is not currently subject to direct federal, state, or local regulation in the United States and Canada other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, because the Internet is becoming increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content, and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. The adoption of such consumer protection laws could create uncertainty in Internet usage and reduce the demand for all products and services.

In addition, the Company is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption, and other intellectual property issues, taxation, libel, obscenity, and export or import matters. It is possible that future applications of these laws to the Company's business could reduce demand for its products and services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Because the Company's services will likely be available over the Internet in multiple states, and possibly foreign countries, other jurisdictions may claim that the Company is required to qualify to do business and pay taxes in each state or foreign country. The Company's failure to qualify in other jurisdictions when it is required to do so could subject the Company to penalties and could restrict the Company's ability to enforce contracts in those jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business may have a material adverse affect on its business, results of operations and financial condition.

INTELLECTUAL PROPERTY RIGHTS.

As part of its confidentiality procedures, the Company expects to enter into nondisclosure and confidentiality agreements with its key employees, and any consultants and/or business partners and will limit access to and distribution of its technology, documentation, and other proprietary information.

Despite the Company's efforts to protect any intellectual property rights it may have, unauthorized third parties, including competitors, may from time to time copy or reverse-engineer certain portions of the Company's technology and use such information to create competitive services and/or products.

It is possible that the scope, validity, and/or enforceability of the Company's intellectual property rights could be challenged by other parties, including competitors. The results of such challenges before administrative bodies or courts depend on many factors which cannot be accurately assessed at this time. Unfavorable decisions by such administrative bodies or courts could have a negative impact on the Company's intellectual property rights. Any such challenges, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, and cause service or product delays. If such events should occur, the Company's business, operating results and financial condition could be materially adversely affected.


                           PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant*

         3.2      By-laws of the Registrant*

         ----------

         * Previously filed as an exhibit to the Company's Form 10-QSB dated January 23, 2001


(b)      Reports on Form 8-K filed during the three months ended March 31, 2001.

         No Current Reports on Form 8-K were filed during the three months ended March 31, 2001

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Cyber Public Relations, Inc.
                                                Registrant

                                                By: /s/ Maria Trinh
                                                -----------------------------
                                                Maria Trinh
                                                President and Director

May 10, 2001
------------
Date