Form 10QSB
period 2001-06-30
CYBER PUBLIC RELATIONS INC
filed 2001-08-14
CIK 1066923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                  For the quarterly period ended June 30, 2001

                        Commission file number: 000-32249

                          CYBER PUBLIC RELATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

            Florida                                      98-0222013
(State or other jurisdiction of                (IRS Employee Identification No.)
 incorporation or organization)

                      8260 Ryan Road, Richmond, BC, V7A 2E5
                    (Address of principal executive offices)

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

Yes      X                 No
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock, $0.0001 par value                      2,199,000
               (Class)                        (Outstanding as of August 8, 2001)

                          CYBER PUBLIC RELATIONS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                         Page
                                                                         ----
Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Assets   ...................................................................3

Liabilities and Stockholder's Equity.......................................4

Statement of Operations....................................................5

Statement of Cash Flows....................................................6

Notes of Financial Statements..............................................7

Item 2   Management's Discussion and Analysis or Plan of Operation.........7

Part II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K..................................13

Signatures..................................................................13

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CYBER PUBLIC RELATIONS, INC
                          (A Development Stage Company)


                                  BALANCE SHEET
                                 ---------------


                                     ASSETS
                                     -------


                                               June           December
                                             30, 2001         31, 2000
                                             --------         --------
                                            [unaudited]
CURRENT ASSETS

     CASH                                     $  292          $  135
                                              -------         -------
     INVENTORY                                $1,981          $2,080
                                              -------         -------

     TOTAL CURRENT ASSETS                     $2,273          $2,215
                                              -------         -------


OTHER ASSETS                                  $    0          $    0
                                              -------         -------

     TOTAL OTHER ASSETS                       $    0          $    0
                                              -------         -------

TOTAL ASSETS                                  $2,273          $2,215
                                              -------         -------



 The accompanying notes are an integral part of these financial statements

                           CYBER PUBLIC RELATIONS, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                 ---------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     --------------------------------------


                                                   June        December
                                                 30, 2001      31, 2000
                                                ------------ ------------
                                                [unaudited]
CURRENT LIABILITIES

     Accounts Payable                           $     0      $     0

     Officers Advances                            7,001          818
                                                --------     --------

TOTAL CURRENT LIABILITIES                       $ 7,001          818
                                                --------     --------



STOCKHOLDERS' EQUITY

     Preferred stock, par value $0.001
     Authorized 10,000,000 shares
     Issued and outstanding at
     June 30,2001 - None                        $     0            0

     Common stock, par value $0.001
     Authorized 100,000,000 shares
     Issued and outstanding at
     December 31, 2000 and June 30, 2001 -
     2,199,000 shares                           $ 2,199      $ 2,199

     Additional Paid-In Capital                  19,791       19,791

     Deficit accumulated during
     the development stage                      -26,618      -20,593
                                                --------     --------


TOTAL STOCKHOLDERS' EQUITY                      $-4,628      $ 1,397
                                                --------     --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            $ 2,373      $ 2,215
                                                --------     --------

 The accompanying notes are an integral part of these financial statements

                          CYBER PUBLIC RELATIONS, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                            -------------------------
                                   [unaudited]



                        For the three months ended    For the six months ended
                                  June 30                       June 30
                             2001         2000            2001           2000
                             ----         ----            ----           ----
INCOME

  Revenue              $      198      $      121    $      198      $      241
                       ---------------------------   ---------------------------

EXPENSES

  General, Selling
  and Administrative   $    3,402      $      353    $    6,221      $      706
                       ---------------------------   ---------------------------


TOTAL EXPENSES         $    3,402      $      353    $    6,221      $      706
                       ---------------------------   ---------------------------


NET PROFIT/LOSS (-)$   $    3,204      $      232    $   -6,023      $      464
                       ---------------------------   ---------------------------

Net loss per share -
 Basic and diluted     $ 0.001457      $ 0.000175    $  0.00274      $  0.00035
                       ---------------------------   ---------------------------

Weighted average
Number of common
Shares                  2,199,000       2,199,000     2,199,000      2,0490,000
                       ---------------------------   ---------------------------


The accompanying notes are an integral part of these financial statements

                           CYBER PUBLIC RELATIONS, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                            -------------------------
                                   [unaudited]


                                        For the six months ended
                                                 June 30
                                           2001          2000
                                           ----           ----

Cash Flows from
Operating Activities
Net Loss (-), Gain (+)                $    -6,023    $     -464

Changes in assets and                        2816           500
Liabilities

Issued for services                             0          -239

Accounts Payable
Officers Advances                           3,383            58
                                      ------------   -----------

Net cash inflow from
Operating activities                  $       176    $     -145

Cash Flows from
Investing Activities                            0             0

Cash Flows from
Financing Activities                            0             0
     Issue common
     stock for cash

Net Increase (decrease)
 In cash                              $       176    $     -145


Cash,
Beginning of period                           116           190
                                      ------------  ------------


Cash, End of Period                   $       292    $       45
                                      ------------  ------------


 The accompanying notes are an integral part of these financial statements

                          CYBER PUBLIC RELATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                          -----------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instruction to form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2000 financial statements and footnotes thereto included in the company's SEC form 10SB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this report.

Plan of Operation
-----------------

         The company intends to rely on the expertise of its management to study the market for information technology solutions. The company has signed an agreement with PSIGate to set up a merchant account to enable it to process credit card transactions via the Internet. The Company also purchased promotional services from Mediatelevision.com who will promote the company's galaxyblue.com products on its fashionfreakz.com website. The company plans to continue to seek promotional and marketing opportunities for its websites as it continues to develop its full e-commerce capabilities.

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

Results of Operations
---------------------

         During the quarterly period covered by this Report, the company received $198 of revenue and incurred expenses of $6,221 stemming from general, administrative, selling and tax expenses.

Liquidity
---------

        At June 30, 2001, the Company had total current assets of $2,273 and Total liabilities of $7,001.

Discussion and Analysis of Financial Condition
----------------------------------------------

OPERATIONS AND RESULTS FOR THREE MONTHS ENDED JUNE 30, 2001. Activity during the past quarter has been confined to testing the viability of the Company's business model and the identification of markets and development of products.

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

PART II: OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant*

         3.2      By-laws of the Registrant*

         10.1 Merchant Agreement between the Registrant and PsiGate, dated April 23, 2001

         ----------------

         * Previously filed as an exhibit to the Company's Form 10-QSB dated January 23, 2001


(b)      Reports on Form 8-K filed during the three months ended June 30, 2001.

         No Current Reports on Form 8-K were filed during the three months ended June 30, 2001


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2001                      Cyber Public Relations, Inc.

                                            /s/ Maria Trinh
                                            -----------------------------------
                                            Maria Trinh
                                            President