Form 10QSB
period 2001-09-30
CYBER PUBLIC RELATIONS INC
filed 2001-11-14
CIK 1066923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Act of 1934

               For the quarterly period ended: September 30, 2001
                        Commission file number: 000-32249

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

Yes      X                 No
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value                          2,199,000
         (Class)                            (Outstanding as of November 1, 2001)

                          CYBER PUBLIC RELATIONS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Assets   .....................................................................3

Liabilities and Stockholder's Equity..........................................3

Statement of Operations.......................................................4

Statement of Cash Flows.......................................................5

Notes of Financial Statements.................................................6

Item 2   Management's Discussion and Analysis or Plan of Operation............8

Part II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K.....................................14

Signatures....................................................................14

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CYBER PUBLIC RELATIONS, INC.
                           (Development Stage Company)
                           CONSOLIDATED BALANCE SHEET


                                                    September 30,   December 31,
                                                        2001           2000
                                                    (UNAUDITED)

                                ASSETS

Current Assets
Cash                                                 $    414     $       135
Inventory, at cost                                      1,981           2,080
                                                     ---------    ------------



Total Current Assets                                 $  2,395     $     2,215
                                                     =========    ============




  LIABILITIES AND DEFICIENCY IN STOCKHOLDERS'
                     EQUITY

Current Liabilities:

Officer Advances                                     $  7,964     $       818
                                                     ---------    ------------

Total current liabilities                               7,964             818

DEFICIENCY IN STOCKHOLDER'S EQUITY:

Preferred Stock, par value, $ .001;
authorized 10,000,000 shares None
issued and outstanding at September 30, 2001
or December 30, 2000                                        -               -

Common Stock, par value, $ .001 per share;
authorized 100,000,000 shares; 2,199,000
issued and outstanding at September 30, 2001 and
December 31, 2000                                       2,199           2,199

Additional Paid in Capital                             19,791          19,791
Deficit accumulated during development stage          (27,560)        (20,593)
                                                     ---------    ------------
Total deficiency in stockholder's equity               (5,570)          1,397
                                                     ---------    ------------
                                                     $  2,395     $     2,215
                                                     =========    ============

        The accompanying notes are an integral part of these statements.

                                           CYBER PUBLIC RELATIONS, INC
                                           (Development Stage Company)
                                        CONSOLIDATED STATEMENTS OF LOSSES
                                                   (UNAUDITED)


                                                                                             For the period from
                                                                                             June 28, 1998 (date
                                      Three Months Ended             Nine Months Ended       of inception) thru
                                         September 30,                September 30,          September 30, 2001
                                     2001           2000            2001           2000

Revenue                          $      151     $      121     $      349     $      362          $    3,418

Costs and Expenses:
  General and administrative          1,095           (473)         7,316            233              30,978
                                 -----------    -----------    -----------    -----------         -----------
  Total Operating Expenses            1,095           (473)         7,316            233              30,978

Income (Loss) from Operations
                                       (944)           594         (6,967)           129             (27,560)

Income (taxes) benefit                    -              -              -              -                   -
                                 -----------    -----------    -----------    -----------         -----------

Net Income (Loss)                $     (944)    $      594     $   (6,967)    $      129          $  (27,560)
                                 ===========    ===========    ===========    ===========         ===========

Income (Loss) per common share
(basic and assuming dilution)    $    (0.00)    $     0.00     $    (0.00)    $     0.00          $    (0.01)
                                 ===========    ===========    ===========    ===========         ===========
Weighted average common shares
outstanding                       2,199,000      2,049,000      2,199,000      2,049,000           2,103,943

                    The accompanying notes and an integral part of these financial statements

                                                                                                                4

                                        CYBER PUBLIC RELATIONS, INC
                                        (Development Stage Company)
                                   CONSOLIDATED STATEMENTS OF CASH FLOW
                                                (UNAUDITED)

                                                                                      For the period from
                                                                                      June 28, 1998 (date
                                                                                      of inception) thru
                                                    Nine Months Ended September 30,     September 30,
                                                        2001            2000                 2001
                                                        ----            ----

Cash Flows from operating activities:
  Net income (loss)                                 $ (6,967)        $    129              $(27,560)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
  Common Stock issued in exchange for services
    rendered                                               -                -                21,750
  Change in assets and liabilities:
    Inventory                                             99             (717)
                                                                                             (1,981)
    Accounts payable and other liabilities                 -                -                   818
                                                    ---------        ---------             ---------
    Net cash used by operating activities             (6,868)            (588)
                                                                                             (6,973)

Cash Flows from investing activities:                      -                -                     -

Cash Flows from financing activities:
  Issuance of common stock for cash                                                             240
  Advances from shareholder                            7,146              174                 7,146
                                                    ---------        ---------             ---------
  Net cash provided by financing activities            7,146              174                 7,386

Net increase (decrease) in cash                          279             (414)                  414

Cash- beginning of period                                135              569                     -
                                                    ---------        ---------             ---------
Cash -end of period                                 $    414         $    155              $    414
                                                    =========        =========             =========

Supplemental Disclosures:
  Interest paid for the period                      $      -         $      -              $      -
  Income taxes paid for the period                         -                -                     -
  Common stock issued for services                         -                -                21,750



                 The accompanying notes are an integral part of these financial statements


                           CYBER PUBLIC RELATIONS, INC
                           (Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE A- SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 2000 annual report included in SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

Cyber Public Relations, Inc. (the "Company") is in the development stage and its efforts have been principally devoted to seeking profitable business opportunities. To date the Company has generated no sales revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2001, the Company has accumulated losses of $ 27,560.


Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition.

                           CYBER PUBLIC RELATIONS, INC
                           (Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



NOTE A- SUMMARY OF ACCOUNTING POLICIES

These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121) and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this report.

The Company intends to rely on the expertise of its management to study the market for information technology solutions. The Company has signed an agreement with PSIGate to set up a merchant account to enable it to process credit card transactions via the Internet. The Company also purchased promotional services from Mediatelevision.com who will promote the company's galaxyblue.com products on its fashionfreakz.com website. During the period covered by this report, Galaxyblue Jewellery, which is being sold via the internet on galaxyblue.com was featured on the fashionfreakz.com website.

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

Results of Operations
---------------------

During the quarterly period covered by this Report, the company received revenue of $151, and incurred expenses of $1,095 stemming from general, administrative and selling expenses.

Liquidity
---------

At September 30, 2001, the Company had total current assets of $2,395 and Total liabilities of $7,964.


Discussion and Analysis of Financial Condition
----------------------------------------------

OPERATIONS AND RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 2001. Activity during the past quarter has been confined to testing the viability of the Company's business model and the identification of markets and development of products.

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

Factors That May Affect Future Results and Market Price of Stock
-----------------------------------------------------------------

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

NO OPERATING HISTORY; POTENTIAL OF INCREASED EXPENSES

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

POSSIBLE NEED FOR ADDITIONAL FINANCING

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

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

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

DEVELOPING MARKET; ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR COMMERCE JUST NOW BEING PROVEN.

The Company's long-term viability is substantially dependent upon the continued widespread acceptance and use of the Internet as a medium for business commerce, in terms of the sales of both products and services to businesses and individuals. The use of the Internet as a means of business sales and commerce is has only recently reached a point where many companies are making reasonable profits from their endeavors therein, and there can be no assurance that this trend will continue.The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for business commerce. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet use or the attractiveness of its use for business commerce.The failure of the necessary infrastructure to further develop in a timely manner, or the failure of the Internet to continue to develop rapidly as a valid medium for business would have a material adverse effect on the Company's business, financial condition, operating results, and cash flows.

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

PART II: OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3.1      Articles of Incorporation of the Registrant*

         3.2      By-laws of the Registrant*

------------
         * Previously filed as an exhibit to the Company's Form 10-QSB dated January 23, 2001


         (b) Reports on Form 8-K filed during the three months ended September 30, 2001.

         No Current Reports on Form 8-K were filed during the three months ended September 30, 2001


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2001                    Cyber Public Relations, Inc.

                                            By: /s/ Maria Trinh
                                                ------------------------
                                                Maria Trinh
                                                President