Form 10KSB
period 2001-12-31
CYBER PUBLIC RELATIONS INC
filed 2002-03-28
CIK 1066923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

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

Securities Registered pursuant to section 12(g) of the Act:   None

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $198

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000. $0

Number of outstanding shares of the registrant's par value $0.001 common stock, as of December 31, 2001. 2,199,000

                          CYBER PUBLIC RELATIONS, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                     Part I

Item 1.    Business............................................................3

Item 2.    Properties..........................................................7

Item 3.    Legal Proceedings...................................................8

Item 4.    Submission of Matters of a Vote of Security Holders.................8

                                  Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.............................................................8

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation..................................9

Item 7.    Financial Statements and Supplementary Data........................17

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................17

                                 Part III

Item 9.    Directors and Executive Officers of the Registrant.................18

Item 10.   Executive Compensation.............................................19

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....20

Item 12.   Certain Relationships and Related Transactions.....................20

                                  Part IV

Item 13.   Exhibits, Financial Statement Schedule and Reports on Form 8-K.....20

Signatures ...................................................................22

                                     Part I

ITEM 1.  BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

General
-------

Cyber Public Relations, Inc. (hereinafter "The Company"), a development stage company, was incorporated on June 29, 1998 under the laws of the State of Florida. Its Articles of Incorporation provided for authorized capital of one hundred and ten million (110,000,000) shares of which one hundred million (100,000,000) are $0.001 par value Common Stock and ten million (10,000,000) are $0.001 par value preferred stock.

The Company was formed for the purpose of providing internet electronic commerce ("E-commerce") consulting services to small and medium size businesses. The Company is currently doing business on the Internet under the name Galaxyblue Jewelry (www.galaxyblue.com).

There have been no bankruptcy, receiverships, or similar proceedings by or against the Company. There has been no material reclassification, merger, consolidation, or purchase or sale of any significant asset(s).

The Company's principal executive offices are located at: 8260 Ryan Road, Richmond, BC, V7A 2E5.

Business Development
--------------------

Though in its developmental stage, the Company has refined a business model that will provide complete E-commerce solutions to small and medium sized businesses. The Company has divided its operations into two divisions:

         1.       Product Development (in-house and via acquisitions)
         2.       Consulting and Hosting Services

Product Development Division
----------------------------

The Company is currently doing business over the Internet as Galaxyblue Jewelry (www.galaxyblue.com), and intends to acquire and develop additional complementary and other products to sell online.

Galaxyblue is the Company's first product development project. It is a small business enterprise selling hand made jewelry (rings, bracelets, hair clips, necklaces, etc.) over the Internet. Galaxyblue's catalogue includes over 75 products and is available to the public both online and via regular mail. The Company has developed an online cartoon character spokesperson and an interactive website that it intends to evolve into an electronic magazine.

By taking small businesses such as Galaxyblue and applying E-commerce applications to its business strategy, the Company has created both a marketing tool for its Consulting Division, and a source of revenue for the Company.

The Company intends to continue to acquire and develop small businesses like Galaxyblue to add to its product development portfolio. The Company believes the revenues it will be able to generate from the Product Development Division will help sustain the Company while it identifies its target markets and prepares financing for the launch of its Consulting Division.

Consulting and Hosting Services Division
----------------------------------------

The Company plans to provide a combination of consulting and related services to small and medium size businesses enabling them to effectively engage in E-commerce. The Company will design websites and implement electronic commerce applications for their customers' Internet websites, with the primary focus being online shopping and business-to-business trade via the Internet.

The Company's consulting services are expected to include:

         o Complete design, construction, and/or enhancement of virtual web pages.
         o        Virtual web page hosting for each of the businesses.
         o Combination of virtual web page construction and hosting operations that create an effective electronic commerce platform.
         o Continue the business relationship with each client by providing updates, edits, refitting, and promoting product lines, as well as continued expanding services as the clients' business grows, or changes in E-commerce occur.

As different industries and businesses may require different levels of assistance, the Company plans to maintain its focus on customer service with each client on an individual basis. In providing its host of E-commerce services to small and medium size businesses, the Company will specifically focus on the clients' industry requirements and take into account Internet law/regulations, privacy and general security on the Internet, secure transactions, and digital authentication, as well as Internet marketing concepts and strategies.

The Company has based its business model on the belief that E-commerce, via the Internet, has reached a stage at which both suppliers and buyers are equipped to execute transactions on-line, on a consistent basis, with the volume necessary to conduct a viable business environment. In addition, the market has produced hardware and application software that now allows users to conduct E-commerce transactions with relative ease while importantly maintaining effective measures of security. The Company believes consumers have been adequately educated to navigate the World-Wide-Web (Internet) and now, in general, feel comfortable shopping on-line for a wide variety of goods and services. These developments have opened the door for businesses, including this Company, to begin plying their trade via the Internet.

Marketing Strategy
------------------

The Company plans to use ad banners, links, and other internet advertising strategies, in addition to traditional magazine and direct mail advertising, to drive customers to their Galaxyblue website and to create brand recognition. Cyber Public Relations intends to create a web ring, connecting all the sites in the Company's product development portfolio, thereby increasing the potential customer base of each individual website. The success of the Company's web ring will be used as a model to assist in marketing the Company's consulting services.

The Company has developed a three-phase plan for marketing fully functional E-commerce consulting services once this division is ready to be launched. The service will be targeted to small to medium size companies looking to sell their products and/or services over the Internet. In its first phase of marketing, the Company will focus on defined markets within the Northwestern United States and Southwestern Canada. The Company believes that by staying in defined areas, while in the first phase of marketing, it will increase the potential to build up a loyal clientele. In addition, it will allow the Company to create a strong reputation by providing personal and accessible service to each business, thereby further promoting the Company's success. The Company will be able to better gauge advertising success by initially operating within these defined areas. The second phase of marketing will likely include advertising and promotion to expand throughout the Northwestern United States and Southwestern Canada region. If, and when, it becomes successful with its second phase of marketing, the Company may initiate the third phase of marketing sales that will look to expand its presence across North America, Canada, and even possibly into international sales.

The specific sales targets of the Company's marketing campaign will include small to medium size businesses within the following sectors; retail goods and services, light industry (for order placements and confirmations), industry support services (i.e. travel insurance, real estate tracking, trade services) as well as Internet advertisement providers. The Company believes targeting this market will be beneficial since the majority of the potential client base (small to medium size companies) have already identified the need for E-commerce solutions, but for a variety of reasons have not set up their company on the Internet, or have only at most set up a web-page, but have little else. Throughout its marketing campaign, the Company will focus on potential clients that have an understanding or are willing to learn more about the potential the Internet can provide. Marketing the cost of providing an E-commerce solution to potential clients, within the targeted market, will be accomplished by examining earnings potential with fully functional E-commerce operations as provided by the Company and the investment required by the client to render the services.

Competition
-----------

Competition directly impacting the Company's business model may include, but not be limited to, companies already established as computer consulting firms, Internet service providers, web designers and hosting companies, as well as independent software consultants and engineers. Some of the largest competitors in the industry include the likes of Amazon.com, Broadvision, Inc., Sterling Commerce, Harbinger Corp., Microsoft, Peoplesoft, and USWeb Corp. These are only a few of the companies involved in E-commerce operations, and the Company recognizes several others that are already established, or are strategically positioning themselves to enter the marketplace of E-commerce. With this knowledge, the Company has directed its business model to effectively market their services to small to medium size businesses, thereby positioning the Company just below the larger competitors in the marketplace. The Company believes the strategic advantage this provides is the ability to promote the Company's business model, while providing flexibility and personal service no matter what the client's industry sector or business may be.

Raw Materials
-------------

As Galaxyblue Jewelry, the Company relies on a number of different jewelry findings suppliers to deliver component parts in a timely fashion. The Company has not, in the past, had any problems with supply or deliverability of materials. However, should one or more suppliers be unable to ship component parts, the Company believes it would be able to compensate with alternative suppliers without detriment to the normal business operations of Galaxyblue Jewelry.

The Company does not rely on any one or more raw materials or raw material suppliers for its other divisions.

Customers
---------

As Galaxyblue Jewelry, the Company has relied primarily on one customer, Hills of Kerrisdale, for the majority of its sales. The Company hopes to diversify it's customer base by increasing online sales, thereby decreasing the Company's dependence on its current major customer.

In the Company's other area of business, e-commerce solutions consulting services, the Company currently does not rely on one or a few customers to continue business nor does the Company believe such a dependency shall evolve in the future.

Patents
-------

The Company has no patents, nor is it in the process of trying to obtain any patents at this time.

Government Regulations
----------------------

The Company is not currently subject to direct federal, state, or local regulation in the United States other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, because the Internet is becoming increasingly popular, it is possible that a number of laws and regulations may be adopted in the United States with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the use of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has indicated that it may propose legislation on this issue to Congress in the near future and has initiated action against at least one online service regarding the manner in which personal information was collected from users and provided to third parties. The adoption of such a consumer protection law could create uncertainty in Internet usage and reduce the demand for all products and services. The Company does not provide customer information to third parties and, therefore, does not anticipate any current or proposed legislation relating to online privacy to directly affect its activities to a material extent.

The Company is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption, and other intellectual property issues, taxation, libel, obscenity, and export or import matters. The vast majority of those laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could possibly create uncertainty in the Internet marketplace. That uncertainty could reduce demand for the Company's products or services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Employees
---------

Currently, the Company has no employees other than the principals. However, additional staff will be added, as the success of the business demands it.


ITEM 2.  PROPERTIES

The Company is currently operating out of premises owned by the President's father at 8260 Ryan Road, Richmond, B.C., V7A 2E5. The space is being used by the Company free of charge. The Company believes these facilities will be adequate for its current requirements.

The Company's future plans will likely require additional space as its business plan progresses. If, and when, this should occur, the Company will look into expansion via "satellite" offices into target markets that will be able to financially support the additional office space and manpower required.

As of December 31, 2001, The Registrant had the following tangible assets. (The amount is quoted in US Dollars)

(a)  Real Estate.                           None

(b)  Computer and Office Equipment          $0


ITEM 3.  LEGAL PROCEEDINGS

The Company is not, and does not anticipate being a party to any legal proceedings in the foreseeable future.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Shares are not currently quoted. The Company is not aware of any established trading market for its Common Stock nor is there any record of any reported trades in the public market in recent years. The Company's Common Stock has never traded in a public market.

If and when the Company's Common Stock is traded, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a5l-l of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a5l-l provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

(b) As of December 31, 2001, the Company had approximately 27 shareholders of record of the common stock.

(c) No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying dividends for the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, "Factors that May Affect Future Results and Market Price of Stock".

The Company had an increase in cash used by operating activities of $7,105, from $608 at the year ended December 31, 2000, to $7,713 at the current fiscal year end. The Company also had an increase in cash provided by financing activities (shareholder's loan) of $7660, from $174 at the year ended December 31, 2000, to $7,834 at the current fiscal year end.

The Company had a net loss of $7,813 at the 2001 year end as compared to a net loss of $1,391 at the 2000 year end. The increase in loss is due to an increase in general and administrative expenses as the Company continues minimum operations until additional financing can be achieved and full sales and marketing operations can be launched.

At the fiscal year end the Company had $2,237 in current assets and current liabilities of $8,652.

Plan of Operation
-----------------

During the next twelve months, the Company's plans include the following:

         1. Testing the Company's business model by applying and implementing e-commerce solutions and marketing strategies to Galaxyblue Jewelry.

         2. Develop and refine its services and identify markets for these services.

         3. Research and acquire complementary online and e-commerce related businesses

Results of Operations
---------------------

The Company completed the design of a website, www.galaxyblue.com, as the first step towards testing its E-commerce business model.

Galaxyblue Jewelry consists of necklaces, hairclips, bracelets and rings made by hand from nickel plated brass findings adorned with genuine Swarovski Austrian crystals. The products are targeted towards females age 16 to 35, with individual pieces ranging in price from $20 to $200. The Jewelry business was started in 1998 and since that time has earned modest revenues from sales, but has yet to make a profit. The Company designed and implemented a fully functional, interactive website of Galaxyblue's jewelry products. The Company has also designed and developed Shred Betty, Galaxyblue's virtual spokesperson whom the Company plans to use to create brand recognition.

The Company believes small businesses like Galaxyblue Jewelry will be their target market once consulting operations are launched. It is the Company's strategy in the next twelve months to make galaxyblue.com a successful E-commerce website that can be shown to potential clients as an example of the E-commerce solutions the Company will be able to provide. The Company also plans to seek out, acquire and develop websites for complementary products that it can add to its Product Development/Marketing portfolio.

In addition to providing a marketing tool for the Company as it seeks to identify markets and clients, the Company believes Galaxyblue Jewelry will provide a modest source of revenue.

Future Operations
-----------------

In the next twelve months, the Company plans to add to its product development portfolio by seeking out small businesses with products complementary to Galaxyblue's product offerings to acquire; and to develop such small business ideas and products in house. The Company plans to create a web ring of complementary, interconnected, fully functional e-commerce websites; building brand recognition and a proven reputation.

The Company also plans to continue its market research into identifying the target markets and a potential clientele for its Consulting Services Division. A full launch of this division will depend upon the success of the Company's product development division. The Company plans to use the success of this division as a key part of a marketing strategy to launch the Company's Consulting Services.

Because the Company remains essentially a start-up development company with limited capital resources, it may be necessary for the President to either advance funds to the Company, or to accrue expenses until such time as an additional financing can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible until the Company's product development and marketing reaches a point when additional financing will be possible. Further, the Company's President and sole Director will defer any cash compensation until such time as the Company begins to earn revenues from operations. The Company does anticipate immediate, although modest revenues from operations from its Galaxyblue website.

It is clear to the Company that present funding is not sufficient for the full launch of its consulting services operations, and that it must interest investors in one or more secondary capital formation programs before it can launch this area of its business strategy.

Management is now engaged in evaluating the feasibility of further limited offerings or private placements, whether to develop a program for investors involving royalties or profit participation in actual product sales, with investments tied to specific products, or whether to attempt to register securities for sale, pursuant to Section 5 of the Securities Act of 1933. It is the conclusion of management that significant additional capital formation is necessary to fully launch operations successfully.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis, until the Company begins to earn revenues from operations. Outside advisors or consultants will be used only if they can be obtained for a minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner as it continues to develop its business during the next twelve months.

Cash requirements and need for additional funds
-----------------------------------------------

The Company anticipates no substantial cash requirements for the next twelve months. It is the opinion of management that $100,000 would be required to launch operations in the next twelve months, although this is highly dependent on the success of the Company's initial product development and acquisition strategies.

The Company believes it can sustain operations for the next twelve months, including compliance with all reporting requirements by maintaining its self sufficiency, and by relying on the President to advance funds to the Company until revenues that can sustain operations can be achieved. The Company does not believe substantial funds will be required until it is ready to launch the operation of its Internet Consulting marketing strategy. Required management, legal and professional services for the next twelve months are believed capable of being secured for deferred payment or payment in new investment shares of common stock. The exception to the previous statement is that the Company's Auditor cannot lawfully or properly be compensated otherwise than by payment for services in cash as billed by such independent auditor. This cash requirement is foreseen to be not less than $4,000.00 nor more than $10,000.00 during the next twelve months. This minimal funding will be obtained by borrowing, possibly with a guarantee from its officers, directors or principal shareholder. There is no assurance possible that even these minimal requirements for cash can be met. The failure to maintain current auditing of the corporate affairs would result in the failure to meet the Company's intention to file periodic reports, voluntarily or otherwise, at the close of its next fiscal year. The expenses of its audit, legal and professional requirements, may be advanced by management. No significant cash or funds are required for Management to evaluate possible transactions. No such activity is expected for at least the next six months.

While the Company has disclosed the results of such a contingency, it does not anticipate any such contingency upon which the Company would voluntarily cease filing reports with the SEC, even though it might cease to be required to do so under current rules. It is in the Company's compelling interest to be a reporting company and to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB, if and when the Registrant's intended application for submission is effective. Capital formation programs cannot be approached responsibly without maintenance of the Company's reporting status.

Discussion and Analysis of Financial Condition
----------------------------------------------

OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS: The Company was incorporated on June 28, 1998 and has yet to launch operations. Activity during the past year has been confined to testing the viability of the Company's business model and the identification of markets and development of products.

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

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY
RESULTS.

As a result of the Company's lack of operating history and the emerging nature of the market in which it competes, the Company is unable to forecast its revenues accurately. The Company's current and future expense levels are based largely on its investment/operating plans and estimates of future revenue and are to a large extent based on the Company's own estimates. Sales and operating results generally depend on the volume of, timing of, and ability to obtain customers, orders for services received, and revenues therefrom generated. These are, by their nature, difficult at best to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or delay. Accordingly, any significant shortfall or delay in revenue in relation to the Company's planned expenditures would have an immediate adverse affect on the Company's business, financial condition, and results of operations. Further, in response to changes in the competitive environment, the Company may from time to time make certain pricing, service, or marketing decisions that could have a material adverse effect on the Company's business, financial condition, operating results, and cash flows.

DEVELOPING MARKET; ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR COMMERCE JUST NOW BEING PROVEN.

The Company's long-term viability is substantially dependent upon the continued widespread acceptance and use of the Internet as a medium for business commerce, in terms of the sales of both products and services to businesses and individuals. The use of the Internet as a means of business sales and commerce has only recently reached a point where many companies are making reasonable profits from their endeavors therein, and there can be no assurance that this trend will continue. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for business commerce. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet use or the attractiveness of its use for business commerce. The failure of the necessary infrastructure to further develop in a timely manner, or the failure of the Internet to continue to develop rapidly as a valid medium for business would have a material adverse effect on the Company's business, financial condition, operating results, and cash flows.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-10.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject matter of the disagreement(s).

The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles.


                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The following table furnishes the information concerning the Company's directors and officers as of December 31, 2001. The directors of the Company are elected every year and serve until their successors are elected and qualify.

Name                     Age           Title                         Term
------------------       ---           ------------------            ---------

Maria Trinh              34            President, Secretary,         Annual
                                       Treasurer and Director

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Maria Trinh         50%

The term of office for each director is one (1) year, or until his/her successor is elected at the Company's annual meeting and is qualified. The term of office for each officer of the Company is at the pleasure of the board of directors.

The board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.

(b)      Identification of Certain Significant Employees.

Strategic matters and critical decisions are handled by the directors and executive officers of the Company.

(c)      Family Relationships.              None

(d)      Business Experience.

The following is a brief account of the business experience during the past five years of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

Maria Trinh graduated from the University of British Columbia with a Fine Arts Degree in 1991. In 1995 she worked for Advanced Cultural Technologies, a software development Company in Vancouver, B.C. For the past five years she has been a free-lance artist, taking up jewelry design in early 1998 commensurate with the founding of Galaxyblue Jewelry. As a small business owner, Ms. Trinh saw the need and the potential in helping to bring e-commerce solutions to small and medium sized businesses. Since the inception of the Company, Ms. Trinh has been working on developing a viable E-commerce solutions business model.

(e)      Directors Compensation

Directors who are also officers of the Registrant receive no cash compensation for services as a director.


ITEM 10. EXECUTIVE COMPENSATION

Section 16(a) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Registrant with copies of all
Section 16(a) that they file.

Some of the officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

EXECUTIVE COMPENSATION

(a)      Cash Compensation.

Compensation paid by the Company for all services provided up to December 31, 2001 to each of its executive officers


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

                  Annual Compensation                       Long Term Compensation

(a)               (b)      (c)     (d)      (e)             (f)              (g)

Name and          Year     Salary  Bonus    Other           Restricted       Securities
Principal                  ($)     ($)      Annual          Stock            Underlying/
Position                                    Compensation    Awards           Options
                                            ($)             ($)              (#)

Maria Trinh       2001     0       0        0               0                0
President, Treasurer
Secretary and Director


(h)      The Company has made no Long Term Compensation payouts (LTIP or other)


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 2,199,000 shares outstanding at December 31, 2001.

Title of       Name and Address of          Amount of Beneficial        Percent
Class          Beneficial Owner             Interest                    of Class
-----          ----------------             --------                    --------
Common         Maria Trinh                  2,000,000                   91%
               8260 Ryan Road
               Richmond, BC  V7A 2E5

b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at December 31, 2001.

Title of       Name and Address of            Amount of                 Percent
Class          Beneficial Owner               Beneficial Interest       of Class
-----          ----------------               -------------------       --------
Common         Maria Trinh                      2,000,000                 91%
               8260 Ryan Road
               Richmond, BC  V7A 2E5

Total as a group                                2,000,000                 91%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     Part IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2001 are filed as part of this report.

         (1)      Financial statements of Cyber Public Relations, Inc.

                                                                            Page

Independent Auditor's Report for year ended December 31, 2001...............F-1

Balance Sheet at end of December 31, 2001...................................F-2

Statement of Losses for the years ended of December 31, 2001 and 2000 and the period June 29, 1998 (date of inception) to December 31, 2001.....F-3

Statement of Deficiency in Stockholders' Equity for the years ended
  December 31,   2001 and 2000 and the period June 29, 1998
  (date of inception) to December 31, 2001...................................F-4

Statement of Cash Flows for the years ended December 31, 2001 and 2000 and the period June 29, 1998 (date of inception) to December 31, 2001.........F-5

Notes to Financial Statements...............................................F-6


         (2)      Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)      Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number            Description of Document
------            -----------------------

3.1 (a)           Articles of Incorporation of the Registrant

3.2 (a)           By-laws of the Registrant

10.1 (b) Merchant Agreement between the Registrant and PsiGate, dated April 23, 2001

--------------------------

(a) Included as an Exhibit to Cyber Public Relations, Inc.'s registration statement on Form 10-SB dated January 23, 2001

(b) Included as an Exhibit to Cyber Public Relations, Inc.'s Form 10QSB dated August 14, 2001

b)       Reports on Form 8-K

The Company did not file any current reports on Form 8-K during the reporting period.

                             STEFANOU & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                                1360 Beverly Road
                                    Suite 305
                              McLean, VA 22101-3621
                                  703-448-9200
                                703-448-3515(fax)
                               mclean@stefanou.com

                                                                Philadelphia, PA
--------------------------------------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
Cyber Public Relations, Inc
Richmond, B.C.
Canada

We have audited the accompanying balance sheet of Cyber Public Relations, Inc, (the "Company", a development stage company) as of December 31, 2001 and the related statements of operations, deficiency in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits. The Company's financial statements as of December 31, 2000 were audited by another auditor whose report, dated January 10, 2001, on those statements included an explanatory paragraph that described the uncertainty regarding the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Public Relations, Inc (development stage company) as of December 31, 2001 , and the results of its operations and its cash flows for the year then ended , in conformity with accounting principles generally accepted in the United States of America. We express no opinion on the cumulative period from inception through December 31, 2001.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note H to the accompanying financial statements, the Company is in the development stage and has incurred substantial losses from the date of inception. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    /s/ STEFANOU & COMPANY, LLP
                                                    ---------------------------
                                                    Stefanou & Company, LLP
                                                    Certified Public Accountants

McLean, VA
March 15, 2002
                                       F-1

                           CYBER PUBLIC RELATIONS, INC
                           (DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                DECEMBER 31, 2001



                                ASSETS
                                ------
Current Assets:
   Cash                                                                $    256
   Inventory, at cost                                                     1,981
                                                                       ---------
     Total current assets                                              $  2,237
                                                                       =========

                             LIABILITIES
                             -----------
Current Liabilities:
   Advances from officer                                                  8,652
                                                                       ---------
     Total current liabilities                                            8,652

                 DEFICIENCY IN STOCKHOLDER'S EQUITY :
                 ------------------------------------

Preferred Stock, par value, $.001 per share; authorized 10,000,000 shares
None issued and outstanding at December 31, 2001                              -
Common Stock, par value, $.001 per share; authorized 100,000,000
shares;  2,199,000 issued and outstanding at December 31, 2001            2,199

Additional paid in capital                                               19,791
Accumulated deficit                                                     (28,406)
                                                                       ---------

     Deficiency in stockholder's equity                                  (6,416)
                                                                       ---------
                                                                       $  2,236
                                                                       =========



                 See accompanying notes to financial statements


                                     CYBER PUBLIC RELATIONS, INC
                                     (DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF LOSSES


                                                                                     For the period from June
                                                                                         29, 1998 (date of
                                                                                         inception) through
                                                         2001          2000              December 31, 2001
                                                         ----          ----              ----------------
Revenue:
     Sales                                               $       198       $       724       $     6,336
Costs and Expenses:
  General and administrative                                   8,011             2,115            34,742
                                                         -----------       -----------       -----------
    Total Operating Expenses                                   8,011             2,115            34,742
Loss from Operations                                          (7,813)           (1,391)          (28,406)
Income (taxes) benefit                                             -                 -                 -
                                                         -----------       -----------       -----------
Net Loss                                                 $    (7,813)      $    (1,391)      $   (28,406)
                                                         ===========       ===========       ===========
Loss per common share (basic and assuming dilution)      $     (0.00)      $     (0.00)      $     (0.01)
                                                         ===========       ===========       ===========
Weighted average common shares outstanding                 2,199,000         2,083,016         2,095,379


                           See accompanying notes to financial statements


                                          CYBER PUBLIC RELATIONS, INC
                                          (DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
                  FOR THE PERIOD JUNE 29, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001

                                                                              Additional     Accumulated
                                             Common Shares   Stock Amount   Paid-in Capital    Deficit       Total
                                             -------------   ------------   ---------------    -------       -----
Common shares issued on July 5, 1998
in exchange of services
rendered valued at $.01 per share             2,000,000      $   2,000      $  18,000        $     -       $  20,000

Common shares issued on October 20, 1998
in exchange for debt
valued  at $.01 per share                        25,000             25            225              -             250

Common shares issued on October 20, 1998
for cash at $.01 per share                       24,000             24            216              -             240
Net loss                                              -              -              -        (20,569)        (20,569)
                                              ----------     ----------     ----------     ----------      ----------
Balance at December 31, 1998                  2,049,000          2,049         18,441        (20,569)            (79)
Net income                                                                                     1,367           1,367
                                              ----------     ----------     ----------     ----------      ----------
Balance at December 31, 1999                  20,49,000          2,049         18,441        (19,202)          1,288
Common shares issued on October 10, 2000
in exchange for services rendered valued
at $.01 per share                               150,000            150          1,350              -           1,500
Net loss                                              -              -              -         (1,391)         (1,391)
                                              ----------     ----------     ----------     ----------      ----------
Balance at December 31, 2000                  2,199,000          2,199         19,791        (20,593)          1,397
Net loss                                              -              -              -         (7,813)         (7,813)
                                              ----------     ----------     ----------     ----------      ----------
Balance at December 31, 2001                  2,199,000      $   2,199      $  19,791      $ (28,406)      $  (6,416)
                                              ==========     ==========     ==========     ==========      ==========

                                See accompanying notes to financial statements


                                CYBER PUBLIC RELATIONS, INC
                                (DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS

                                                                              For the period from
                                                                              June 29, 1998 (date
                                                                             of inception) through
                                                        2001          2000     December 31, 2001
                                                        ----          ----     -----------------
Cash Flows from operating activities:
  Net loss                                              $ (7,813)      $ (1,391)      $(28,406)
  Adjustments to reconcile net loss
     To net cash provided by operating activities:
     Common Stock issued in exchange for
      services rendered                                        -          1,500         21,500
     Common Stock issued in exchange for debt                  -              -            250

  Change in assets and liabilities:
     Inventory                                               100           (717)        (1,980)
                                                        ---------      ---------      ---------
  Net cash used by operating activities                   (7,713)          (608)        (8,636)

Cash Flows from investing activities:                          -              -              -

Cash Flows from financing activities:
   Issuance of common stock for cash                           -              -            240
   Advances from shareholder                               7,834            174          8,652
                                                        ---------      ---------      ---------
  Net cash provided by financing activities                7,834            174          8,892

Net increase (decrease) in cash                              121           (434)           256

Cash- beginning of period                                    135            569              -
                                                        ---------      ---------      ---------
Cash -end of period                                     $    256       $    135       $    256
                                                        =========      =========      =========
Supplemental Disclosures:
  Interest paid for the period                          $      -       $      -       $      -
  Income taxes paid for the period                             -              -              -
  Common stock issued in exchange of services                  -          1,500         21,500
  Common stock issued in exchange for debt                     -              -            250



                      See accompanying notes to financial statements

                           CYBER PUBLIC RELATIONS, INC
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation
----------------------------------

Cyber Public Relations, Inc. (the "Company") was organized on June 29, 1998, under the laws of the State of Florida. The Company is currently doing business on the Internet under the name Galaxyblue Jewelry and intends to acquire and develop additional complementary and other products to sell online. The Company also plans to provide a combination of consulting and related services to small and medium size businesses enabling them to effectively engage in E-commerce. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). To date, the Company has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2001, the Company has accumulated losses of $28,406.

Revenue Recognition
-------------------

The Company will follow a policy of recognizing income as revenue in the period the services are provided and the products shipped.

Use of Estimates
----------------

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation
----------------------------

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency translation gains and losses are included in the statement of operations.

Cash Equivalents
----------------

For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Inventories
-----------

Inventories are stated at the lower of cost or market determined by the specific identification method. Inventories consist of handmade costume jewelry and related products available for sale to distributors and retailers. Components of inventories as of December 31, 2001 are as follows:

         Finished Goods                                     $ 1,981
                                                            =======

                           CYBER PUBLIC RELATIONS, INC
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 121 (`SFAS 121"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes
------------

The Company has adopted Financial Accounting Standards No. 109 ("SFAS 109") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Research and Development
------------------------

Company sponsored research and development costs related to both present and future products will be expended in the period incurred.

Advertising
-----------

The Company will follow a policy of charging the costs of advertising to expenses incurred. The Company did not incur any advertising costs during the years ended December 31, 2001 and 2000.

Comprehensive Income
--------------------

The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information
-------------------

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 2001. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.

                           CYBER PUBLIC RELATIONS, INC
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation
------------------------

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees". In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation". The Company has adopted the proforma disclosure requirements.

Net Loss Per Share
------------------

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. There is no effect on earnings per share information for the year ended December 31, 2001 relating to the adoption of this standard.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $7,813 and $1,391 during the year ended December 31, 2001 and 2000, respectively; and a net loss of $28,406 for the period from the date of inception through December 31, 2001.

Concentration of Credit Risk
----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

New Accounting Pronouncements
-----------------------------

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the

                           CYBER PUBLIC RELATIONS, INC
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)
-----------------------------------------

accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121) and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its financial statements.

NOTE B - RELATED PARTY TRANSACTIONS

The Company's President and principal shareholder has advanced $8,652 to the Company as of December 31, 2001 . No formal agreements or repayment terms exist.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock, with a par value of $ .001 per share, and 10,000,000 shares of preferred stock, with a par value of $ .001 per share.

On July 5, 1998, the Company issued 2,000,000 shares of its common stock for services rendered. The Company valued the shares issued at $0.01 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

On October 20, 1998, the Company issued 49,000 common shares in a private placement in exchange for $240 in cash and the forgiveness of $250 of previously incurred debt.

On October 10, 2000, the Company issued 150,000 shares of its common stock for services rendered. The Company valued the shares issued at $0.01 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

NOTE D - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

                           CYBER PUBLIC RELATIONS, INC
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE D - INCOME TAXES (CONTINUED)

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.At December 31, 2001, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $28,000, expiring in the year 2021, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the companies ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2001 are as follows:

                  Non current:
                  Net operating loss carryforward              $    4,200
                  Valuation allowance                          $   (4,200)
                                                               -----------
                  Net deferred tax asset                       $        -
                                                               ===========

NOTE G - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                     2001           2000
                                                     ----           ----
    Loss available for common shareholders           $ (7,813)      $ (1,391)
                                                     =========      =========
    Basic and fully diluted loss per share           $  (0.00)      $  (0.00)
                                                     =========      =========
    Weighted average common shares outstanding       2,199,000      2,083,016

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE H - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period June 29, 1998 (date of inception) through December 31, 2001, the Company has incurred losses of $28,406. In addition, the Company has a deficiency in stockholder's equity of $6,416 at December 31, 2001. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to establishing its business and there can be no assurance that Company's efforts will be successful. However, the planned principal operations have not fully commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its efforts to secure additional equity financing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 27, 2002            CYBER PUBLIC RELATIONS, INC.


                                   By:  /s/ Maria Trinh
                                   ------------------------------------
                                   Maria Trinh
                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Maria Trinh                  Director                  March 27, 2002
------------------
Maria Trinh