Form 10QSB
period 2002-03-31
CYBER PUBLIC RELATIONS INC
filed 2002-05-15
CIK 1066923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Act of 1934

                 For the quarterly period ended: March 31, 2002
                        Commission file number: 000-32249

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

Yes      X                 No
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock, $0.001 par value                          2,199,000
               (Class)                          (Outstanding as of May 13, 2002)

                          CYBER PUBLIC RELATIONS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                           Page
                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Assets   ..................................................................3

Liabilities and Stockholder's Equity.......................................4

Statement of Operations....................................................5

Statement of Cash Flows....................................................6

Notes to Financial Statements..............................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation.........8

Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................14

Signatures.................................................................14

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CYBER PUBLIC RELATIONS, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                       MARCH 31,    DECEMBER 31,
                                                         2002           2001
                                                       ----------   ----------
ASSETS
Current Assets
  Cash                                                 $ 115,220    $     256
  Interest Receivable                                         16           --
  Inventory                                                1,981        1,981
                                                       ----------   ----------
  Total Current Assets                                 $ 117,217    $   2,237
                                                       =========    =========

LIABILITIES AND DEFICIENCY IN
STOCKHOLDERS' EQUITY
Current Liabilities:
  Accrued Expenses and Liabilities                         3,330           --
  Officer Advances                                         9,102        8,652
                                                       ----------   ----------
  Total Current Liabilities                               12,432        8,652

Long-term Debt                                           115,000           --

DEFICIENCY IN STOCKHOLDER'S EQUITY
Preferred Stock, par value, $ .001 per share;
10,000,000 shares authorized. None issued and
outstanding at March 31, 2002 and December 31, 2002           --           --
Common Stock, par value, $ .001 per share;
100,000,000 shares authorized; 2,199,000 shares
issued and outstanding at March 31, 2002 and December
31, 2001                                                   2,199        2,199
Additional Paid in Capital                                19,791       19,791
Accumulated Deficit                                      (32,205)     (28,406)
                                                       ----------   ----------
Total Deficiency in Stockholder's Equity                 (10,215)      (6,416)
                                                       ----------   ----------
                                                       $ 117,217    $   2,236
                                                       ==========   ==========

            See Accompanying Notes to Unaudited Financial Statements

                                  CYBER PUBLIC RELATIONS, INC
                                 (A Development Stage Company)
                                 CONDENSED STATEMENTS OF LOSSES
                                          (UNAUDITED)

                                                        For the three months    For the period from
                                                               ended            June 28, 1998 (date
                                                              March 31            of inception)
                                                     ---------------------------     through
                                                         2002           2001      March 31, 2002
                                                     ------------   ------------   ------------

Revenue                                                       --             --          6,336

Costs and Expenses:
  General and administrative                               3,441          2,819         38,183
                                                     ------------   ------------   ------------
  Total Operating Expenses                                 3,441          2,819        (38,183)

Income (Loss) from Operations                             (3,441)        (2,819)       (31,847)

Interest Income (Expenses)                                  (359)            --           (359)

Income (taxes) benefit                                        --             --             --

Net Income (Loss)                                    $    (3,800)   $    (2,819)   $   (32,206)
                                                     ============   ============   ============

Income (Loss) per common share (basic and assuming   $     (0.00)   $     (0.00)   $     (0.02)
                                                     ============   ============   ============
dilution)
Weighted average common shares outstanding             2,199,000      2,199,000      2,102,079

                    See Accompanying Notes to Unaudited Financial Statements

                                               4

                            CYBER PUBLIC RELATIONS, INC
                           (A Development Stage Company)
                         CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                 For the three months  For the period from
                                                        ended          June 28, 1998 (date
                                                       March 31          of inception)
                                               -----------------------     through
                                                  2002         2001     March 31, 2002
                                               ----------   ----------   ----------
Cash Flows from operating activities:
  Net income (loss)                            $  (3,800)   $  (2,819)   $ (32,206)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
  Common stock issued in exchange for
    services rendered                                 --           --       21,750
  Change in assets and liabilities:
  Interest receivable                                (16)          --          (16)
  Inventory                                           --           --       (1,980)
  Accounts payable and other liabilities           3,330           --        3,330
                                               ----------   ----------   ----------
  Net cash used by operating activities             (486)      (2,819)      (9,122)

Cash Flows from investing activities:                 --           --           --

Cash Flows from financing activities:
  Proceeds from loans                            115,000           --      115,000
  Issuance of common stock for cash                   --           --          240
  Advances from officer                              450        2,800        9,102
                                               ----------   ----------   ----------
  Net cash provided by financing activities      115,450        2,800      124,342

Net increase (decrease) in cash                  114,964          (19)     115,220

Cash- beginning of period                            256          135           --
                                               ----------   ----------   ----------
Cash- end of period                            $ 115,220    $     116    $ 115,220
                                               ==========   ==========   ==========

Supplemental Disclosures:
  Interest paid for the period                 $      --    $      --    $      --
  Income taxes paid for the period                    --           --           --
  Common stock issued for services                    --           --       21,750

              See Accompanying Notes to Unaudited Financial Statements

                                         5

                           CYBER PUBLIC RELATIONS, INC
                          (A Development Stage Company)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE A- SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's December 31, 2001 annual report included in SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

Cyber Public Relations, Inc. (the "Company") is in the development stage and its efforts have been principally devoted to seeking profitable business opportunities. To date the Company has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2002, the Company has accumulated losses of $ 32,206.

Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.


Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1,2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

                           CYBER PUBLIC RELATIONS, INC
                          (A Development Stage Company)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE A- SUMMARY OF ACCOUNTING POLICIES (Continued)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Company's Condensed Financial Statements and Notes thereto, included elsewhere within this report.

The Company intends to rely on the expertise of its management to research the market for information technology solutions. The Company continues its merchant account agreement with PSIGate which enables it to process credit card transactions via the Internet.

The company plans to continue to seek promotional and marketing opportunities for its websites as it moves forward to develop its full e-commerce capabilities.

For critical expenditures such as fees to keep SEC filings current and related charges the company relies on advances from officers. It is impossible to predict the amount of these expenditures. However, such amounts are not expected to exceed $25,000 during the next twelve months.

It has been clear to the company that past funding has not been sufficient for the launch of its operations, and that it must interest investors in one or more secondary capital formation programs before it can launch operations. As a result, the Company entered into two subordinated convertible notes in return for $115,000. The Company anticipates these funds will be sufficient to complete the product development stage of the Company's operations, and hopes to launch a full marketing and promotion campaign within the next 12 months.

Results of Operations
---------------------

During the quarterly period covered by this Report, the Company received no revenues from operations and incurred expenses of $3,441 stemming from general, administrative and development expenses relating to the development of additional websites and the expansion of the Company's core business.

The Company now owns and operates several fully functional online businesses, including:

1. www.searchcamel.com, a search engine website providing shopping, realtime stock quotes and other services;
2.       www.clickshoppingmall.com, a shopping mall website;
3.       www.shopcetera.com, a shopping mall website;
4.       www.takeofftravels.com, a discount travel agency website;
5.       www.faresavertravel.com; a discount travel agency website;
6.       www.royaldrugstore.com; a drugstore website;
7.       www.cprwebhosting.com; a webhosting services website; and
8. www.galaxyblue.com; a website selling fashion jewellery over the internet.

The Company intends to round out its website properties by adding one or more Spy Stores, Book Stores and traffic purchasing websites. In addition, the Company also purchased several domain names (including www.americantravel.us, www.usatravel.us, www.myclicktravel.com, www.shadowspystore.com, and www.order-medicine.com.) from which additional websites will be developed.

The Company plans to sell these fully functional turnkey operations via the internet through online auctions. The Company will also offer retail web hosting and traffic to clients.

The Company's business model, therefore, gives the client the ability to purchase the website, purchase the hosting, and purchase the traffic, entirely through the Company. By offering all these products and services together, the Company is able to provide the client with the ease and convenience of one stop shopping for e-commerce business solutions; while at the same time, the Company is able to generate a continuing revenue stream from ongoing monthly web hosting services.

In addition to offering these complete webstore packages, the Company plans to continue to offer personalized and customizable webpage designs and e-commerce solutions to existing small and medium sized businesses.

The Company's homepage is www.cyberpublicrelationsinc.com.

Liquidity
---------

At March 31, 2002, the Company had total current assets of $117,217 and total liabilities of $127,432.

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2001 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Discussion and Analysis of Financial Condition
----------------------------------------------

OPERATIONS AND RESULTS FOR THREE MONTHS ENDED MARCH 31, 2002. Activity during the past quarter has been confined to testing the viability of the Company's business model, the identification of markets, development of products, and acquisition of complementary businesses.

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

PART II:  OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant*
         3.2      By-laws of the Registrant*

         10.1     Convertible note dated March 14, 2002
         10.2     Convertible note dated March 28, 2002

         __________

         * Previously filed as an exhibit to the Company's Form 10-QSB dated January 23, 2001

(b)      Reports on Form 8-K filed during the three months ended March 31, 2002.

         No Current Reports on Form 8-K were filed during the three months ended March 31, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2002                       Cyber Public Relations, Inc.

                                          /s/ Maria Trinh
                                          -----------------------------------
                                          Maria Trinh
                                          President