Form 10QSB/A
period 2002-03-31
CYBER PUBLIC RELATIONS INC
filed 2002-05-16
CIK 1066923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Amendment to
                                   FORM 10-QSB

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

PART II:  OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant*
         3.2      By-laws of the Registrant*

         10.1     Convertible note dated March 14, 2002 **
         10.2     Convertible note dated March 28, 2002 **

         __________

         * Previously filed as an exhibit to the Company's Form 10-QSB dated January 23, 2001

         ** Previously filed as an exhibit to the Company's Form 10-QSB dated May 14, 2002

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