Form 10QSB
period 2002-06-30
CYBER PUBLIC RELATIONS INC
filed 2002-08-09
CIK 1066923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Act of 1934

                  For the quarterly period ended: June 30, 2002
                        Commission file number: 000-32249

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

Yes [X]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                           2,199,000
          (Class)                             (Outstanding as of August 6, 2002)

                          CYBER PUBLIC RELATIONS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                           Page
                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Balance Sheets.....................................................3

Condensed Statements of Losses...............................................4

Condensed Statements of Cash Flows...........................................5

Notes to Condensed Financial Information.....................................6

Item 2   Management's Discussion and Analysis or Plan of Operation...........7

Part II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K....................................14

Signatures...................................................................14

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                            CYBER PUBLIC RELATIONS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED BALANCE SHEETS
                                    (UNAUDITED)

                                                       JUNE 30, 2002   DECEMBER 31, 2001
                                                        --------------------------------
ASSETS

Current Assets:
Cash                                                    $   103,766    $       256
Inventory                                                     1,981      1,981,000
                                                        ---------------------------
Total Current Assets                                        105,747          2,237
                                                        ===========================

LIABILITIES AND DEFICIENCY IN
STOCKHOLDER'S EQUITY
Current Liabilities:
Accrued Expenses and Liabilities                              3,242             --
Officer Advances                                              4,156          8,652
                                                        ---------------------------
Total Current Liabilities                                     7,398          8,652

Notes Payable                                               115,000             --

DEFICIENCY IN STOCKHOLDER'S EQUITY:
Preferred Stock, par value, $ .001 per share;                    --             --
authorized 10,000,000 shares; None issued and
outstanding at June 30, 2002 and December 31, 2001

Common Stock, par value, $ .001 per share; authorized         2,199          2,199
100,000,000 shares;  2,199,000 issued and outstanding
at June 30, 2002 and December 31, 2001

Additional Paid in Capital                                   19,791         19,791
Accumulated Deficit                                         (38,642)       (28,406)
                                                        ---------------------------
Total deficiency in stockholder's equity
                                                            (16,652)        (6,416)
                                                        ---------------------------
                                                        $   105,746    $     2,236
                                                        ===========================


        See Accompanying Notes to Unaudited Condensed Financial Information.


                                         3


                                             CYBER PUBLIC RELATIONS, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                            CONDENSED STATEMENTS OF LOSSES
                                                      (UNAUDITED)


                                                                                             For the period from
                                                                           For the six        June 28, 1998 (date
                                                    For the three          months ended          of inception)
                                                 months ended June 30         June 30          through June 30,
                                                 2002           2001           2002          2001            2002
                                             ------------   ------------   ------------   ------------   ------------
Revenue                                               --            198             --            198          6,336

Costs and Expenses:
  General and administrative                       3,673          3,502          7,114          6,323         41,856
                                             ------------   ------------   ------------   ------------   ------------
  Total Operating Expenses                         3,673          3,502          7,114          6,323         41,856

Income (Loss) from Operations                     (3,673)        (3,304)        (7,114)        (6,125)       (35,520)

Interest Income (Expenses)                        (2,763)            --         (3,122)            --         (3,122)

Income (taxes) benefit                                --             --             --             --             --
                                             ------------   ------------   ------------   ------------   ------------
Net Income (Loss)                            $    (6,436)   $    (3,034)   $   (10,236)   $    (6,125)   $   (38,642)
                                             ============   ============   ============   ============   ============
Income (Loss) per common share (basic and    $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.02)
assuming dilution)                           ============   ============   ============   ============   ============

Weighted average common shares outstanding     2,199,000      2,199,000      2,199,000      2,199,000      2,245,835
                                             ============   ============   ============   ============   ============


                         See Accompanying Notes to Unaudited Condensed Financial Information.


                                                          4


                                  CYBER PUBLIC RELATIONS, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                                                  For the period
                                                                                  from June 28,
                                                                For the           1998 (date of
                                                              Six Months Ended     inception)
                                                                  June 30        through June 30,
                                                             2002         2001         2002
                                                          ----------   ----------   ----------
Cash Flows from operating activities:
  Net income (loss)                                       $ (10,236)   $  (6,125)   $ (38,642)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
  Common Stock issued in exchange for services rendered          --           --       21,500
  Common Stock issued in exchange of debts                       --           --          250
  Change in assets and liabilities:
  Inventory                                                      --          100       (1,980)
  Accounts payable and other liabilities                      3,242           --        3,242
                                                          ----------   ----------   ----------
  Net cash used by operating activities                      (6,994)      (6,025)     (15,630)

Cash Flows from investing activities:                            --           --           --

Cash Flows from financing activities:
  Proceeds from loan                                        115,000           --      115,000
  Issuance of common stock for cash                              --           --          240
  Advances from officer                                      (4,496)       6,182        4,156
                                                          ----------   ----------   ----------
  Net cash provided by financing activities                 110,504        6,182      119,396

Net increase (decrease) in cash                             103,510          157      103,766

Cash- beginning of period                                       256          135           --
                                                          ----------   ----------   ----------
Cash- end of period                                       $ 103,766    $     292    $ 103,766
                                                          ==========   ==========   ==========
Supplemental Disclosures:
  Interest paid for the period                            $      --    $      --    $      --
  Income taxes paid for the period                        $      --    $      --    $      --
  Common stock issued in exchange for services            $      --    $      --    $  21,500
  Common stock issued in exchange of debts                $      --    $      --    $     250


              See Accompanying Notes to Unaudited Condensed Financial Information.


                                               5

                          CYBER PUBLIC RELATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                  JUNE 30, 2002
                                   (UNAUDITED)

NOTE A- SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's December 31, 2001 annual report included in SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

Cyber Public Relations, Inc. (the "Company") is in the development stage and its efforts have been principally devoted to seeking profitable business opportunities. To date the Company has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2002, the Company has accumulated losses of $ 38,642.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

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

Results of Operations
---------------------

During the quarterly period covered by this Report, the Company received no revenues from operations and incurred expenses of $3,673 stemming from general, administrative and development expenses relating to the development of additional websites and the expansion of the Company's core business.

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

Liquidity
---------

At June 30, 2002, the Company had total current assets of $105,747 and total liabilities of $122,398. The Company's independent certified public accountants have sated in their report included in the Company's December 31, 2001 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon managements ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Discussion and Analysis of Financial Condition
----------------------------------------------

OPERATIONS AND RESULTS FOR THREE MONTHS ENDED JUNE 30, 2002. Activity during the past quarter has been confined to testing the viability of the Company's business model, the identification of markets, development of products, and acquisition of complementary businesses.

FUTURE PROSPECTS: The Company is unable to predict when it may launch intended operations, or failing to do so, when and if it may elect to participate in a business acquisition opportunity. The reason for this uncertainty arises from its limited resources, and competitive disadvantage to other public or semi-public issuers. The Company expects to develop a capital formation strategy and launch operations during the next twelve to eighteen months.

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

PART II:  OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          3.1      Articles of Incorporation of the Registrant*
          3.2      By-laws of the Registrant*
         99        Section 906 Certification
---------------

          * Previously filed as an exhibit to the Company's Form 10-SB dated January 23, 2001


(b)      Reports on Form 8-K filed during the three months ended June 30, 2002.

         No Current Reports on Form 8-K were filed during the three months ended June 30, 2002


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 7, 2002                   Cyber Public Relations, Inc.

                                        /s/ Maria Trinh
                                        ---------------------------
                                        Maria Trinh
                                        President