Form 10QSB
period 2002-09-30
CYBER PUBLIC RELATIONS INC
filed 2002-11-14
CIK 1066923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

               For the quarterly period ended: September 30, 2002
                        Commission file number: 000-32249

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

Yes   X             No
    -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $0.001 par value                     2,199,000
               (Class)                      (Outstanding as of November 1, 2002)

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

Item 2.  Management's Discussion and Analysis or Plan of Operation...........7

Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................14

Signatures...................................................................14

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)



                          CYBER PUBLIC RELATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2002          2001
                                                     ------------   ------------
ASSETS

Current Assets:
Cash                                                 $    93,812    $       256
Inventory                                                  1,981          1,981
                                                     ---------------------------
Total Current Assets                                      95,793          2,237
                                                     ===========================

LIABILITIES AND DEFICIENCY IN
STOCKHOLDER'S EQUITY
Current Liabilities:
Accrued Expenses and Liabilities                           6,543             --
Officer Advances                                           5,286          8,652
                                                     ---------------------------
Total Current Liabilities                                 11,829          8,652

Notes Payable                                            115,000             --

DEFICIENCY IN STOCKHOLDER'S EQUITY:
Preferred Stock, par value, $ .001 per share;                 --             --
authorized 10,000,000 shares; None issued and outstanding at September 30, 2002 and December 31, 2001

Common Stock, par value, $ .001 per share;                 2,199          2,199
authorized 100,000,000 shares; 2,199,000
issued and outstanding at September 30,
2002 and December 31, 2001

Additional Paid in Capital                                19,791         19,791
Accumulated Deficit                                      (53,026)       (28,406)
                                                     ---------------------------
Total deficiency in stockholder's equity
                                                         (31,036)        (6,416)
                                                     ---------------------------
                                                     $    95,793    $     2,236
                                                     ===========================


      See Accompanying Notes to Unaudited Condensed Financial Information.

                                         CYBER PUBLIC RELATIONS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                        CONDENSED STATEMENTS OF LOSSES
                                                  (UNAUDITED)

                                                                                                       For the period
                                                                                                       from September
                                                                                                          28, 1998
                                                                                                          (date of
                                                    For the three               For the nine              inception)
                                                 months ended Sept 30         months ended Sept 30       through Sept
                                                 2002           2001           2002          2001         30, 2002
                                             ------------   ------------   ------------   ------------   ------------
Revenue                                               --            151             --            349          6,336

Costs and Expenses:
  General and administrative                      11,554          1,095         18,668          7,316         53,410
                                             ------------   ------------   ------------   ------------   ------------
  Total Operating Expenses                        11,554          1,095         18,668          7,316         53,410

Income (Loss) from Operations                    (11,554)          (944)       (18,668)        (6,967)       (47,074)

Interest Income (Expenses)                        (2,830)            --         (5,952)            --         (5,952)

Income (taxes) benefit                                --             --             --             --             --
                                             ------------   ------------   ------------   ------------   ------------
Net Income (Loss)                            $   (14,384)   $      (944)   $   (24,630)   $    (6,967)   $   (53,026)
                                             ============   ============   ============   ============   ============
Income (Loss) per common share (basic and    $     (0.01)   $     (0.00)   $     (0.01)   $     (0.00)   $     (0.03)
assuming dilution)                           ============   ============   ============   ============   ============

Weighted average common shares outstanding     2,199,000      2,199,000      2,199,000      2,199,000      2,113,340
                                             ============   ============   ============   ============   ============

                     See Accompanying Notes to Unaudited Condensed Financial Information.

                                                      4

                                    CYBER PUBLIC RELATIONS, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                  For the period
                                                                                  from September
                                                                 For the          28, 1998 (date
                                                             Nine Months Ended     of inception)
                                                               September 30        through Sept
                                                             2002         2001       30, 2002
                                                          ----------   ----------   ----------
Cash Flows from operating activities:
  Net income (loss)                                       $ (24,620)   $  (6,967)   $ (53,026)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
  Common Stock issued in exchange for services rendered          --           --       21,500
  Common Stock issued in exchange of debts                       --           --          250
  Change in assets and liabilities:
  Inventory                                                      --          100       (1,980)
  Accounts payable and other liabilities                      6,543           --        6,543
                                                          ----------   ----------   ----------
  Net cash used by operating activities                     (18,077)      (6,867)     (26,713)

Cash Flows from investing activities:                            --           --           --

Cash Flows from financing activities:
  Proceeds from loan                                        115,000           --      115,000
  Issuance of common stock for cash                              --           --          240
  Advances from officer                                      (3,367)       7,146        5,286
                                                          ----------   ----------   ----------
  Net cash provided by financing activities                 111,633        7,146      120,526

Net increase (decrease) in cash                              93,556          279       93,813

Cash- beginning of period                                       256          135           --
                                                          ----------   ----------   ----------
Cash- end of period                                       $  93,812    $     414    $  93,813
                                                          ==========   ==========   ==========
Supplemental Disclosures:
  Interest paid for the period                            $      --    $      --    $      --
  Income taxes paid for the period                        $      --    $      --    $      --
  Common stock issued in exchange for services            $      --    $      --    $  21,500
  Common stock issued in exchange of debts                $      --    $      --    $     250

                See Accompanying Notes to Unaudited Condensed Financial Information.

                                                 5

                          CYBER PUBLIC RELATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE A- SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's December 31, 2001 annual report included in SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

Cyber Public Relations, Inc. (the "Company") is in the development stage and its efforts have been principally devoted to seeking profitable business opportunities. To date the Company has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2002, the Company has accumulated losses of $ 53,026.

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

Results of Operations
---------------------

During the quarterly period covered by this Report, the Company received no revenues from operations and incurred expenses of $11,554 stemming from general, administrative and development expenses relating to the development of additional websites and the expansion of the Company's core business.

The Company now owns and operates several fully functional online businesses, including:

         1. www.searchcamel.com, a search engine website providing shopping, realtime stock quotes and other services;
         2.   www.clickshoppingmall.com, a shopping mall website;
         3.   www.shopcetera.com, a shopping mall website;
         4.   www.takeofftravels.com, a discount travel agency website;
         5.   www.faresavertravel.com; a discount travel agency website;
         6.   www.royaldrugstore.com; a drugstore website;
         7.   www.cprwebhosting.com; a webhosting services website; and
         8. www.galaxyblue.com; a website selling fashion jewelry over the internet.

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

Liquidity
---------

At September 30, 2002, the Company had total current assets of $95,793 and total liabilities of $126,829. The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2001 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon managements ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Discussion and Analysis of Financial Condition
----------------------------------------------

OPERATIONS AND RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 2002. Activity during the past quarter has been confined to testing the viability of the Company's business model, the identification of markets, development of products, and acquisition of complementary businesses.

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

     -----------

     * Previously filed as an exhibit to the Company's Form 10-SB dated January 23, 2001


(b)  Reports on Form 8-K filed during the three months ended September 30, 2002.

     No Current Reports on Form 8-K were filed during the three months ended September 30, 2002


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2002                        Cyber Public Relations, Inc.

                                                /s/ Maria Trinh
                                                --------------------------------
                                                Maria Trinh
                                                President