Form 10KSB
period 2002-12-31
CYBER PUBLIC RELATIONS INC
filed 2003-04-14
CIK 1066923

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.      $0

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002. $0

Number of outstanding shares of the registrant's par value $0.001 common stock, as of December 31, 2002. 2,199,000

                          CYBER PUBLIC RELATIONS, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----
                                     Part I

Item 1.  Business..............................................................3

Item 2.  Properties............................................................7

Item 3.  Legal Proceedings.....................................................8

Item 4.  Submission of Matters of a Vote of Security Holders...................8

                                Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters...............................................................8

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation...................................9

Item 7.  Financial Statements and Supplementary Data..........................17

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................17

                               Part III

Item 9.  Directors and Executive Officers of the Registrant...................18

Item 10. Executive Compensation...............................................19

Item 11. Security Ownership of Certain Beneficial Owners and Management.......20

Item 12. Certain Relationships and Related Transactions.......................20

                                Part IV

Item 13. Exhibits, Financial Statement Schedule and Reports on Form 8-K.......21

Item 14. Controls and Procedures..............................................22

Signatures    ................................................................22

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

As of December 31, 2002, The Registrant had the following tangible assets. (The amount is quoted in US Dollars)

(a) Real Estate                   None

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

(b) As of December 31, 2002, the Company had approximately 27 shareholders of record of the common stock.

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

The Company had an increase in cash used by operating activities of $14,978, from $7,713 at the year ended December 31, 2001, to $22,691 at the current fiscal year end. The Company also had an increase in cash provided by financing activities (note payable) of $27,187, from $7,834 at the year ended December 31, 2001, to $35,000 at the current fiscal year end.

The Company had a net loss of $34,774 at the 2002 year end as compared to a net loss of $7,813 at the 2001 year end. The increase in loss is due to an increase in general and administrative expenses as the Company continues minimum operations until additional financing can be achieved and full sales and marketing operations can be launched.

At the fiscal year end the Company had $12,565 in current assets and current liabilities of $18,755.

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


AUDITORS' OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN" :The independent auditors report on the Company's December 31, 2002 financial statements included in this Form states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-14.


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


                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The following table furnishes the information concerning the Company's directors and officers as of December 31, 2002. The directors of the Company are elected every year and serve until their successors are elected and qualify.

Name                       Age       Title                            Term
------------------         ---       ------------------               ---------

Maria Trinh                35        President, Secretary,            Annual
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

EXECUTIVE COMPENSATION

(a) Cash Compensation.

Compensation paid by the Company for all services provided up to December 31, 2002 to each of its executive officers


                         SUMMARY COMPENSATION TABLE OF EXECUTIVES

                             Annual Compensation                      Long Term Compensation

(a)                         (b)    (c)     (d)       (e)              (f)              (g)

Name and                   Year  Salary   Bonus     Other          Restricted      Securities
Principal                         ($)      ($)      Annual            Stock        Underlying/
Position                                         Compensation        Awards          Options
                                                     ($)              ($)              (#)

Maria Trinh                2002     0       0        0                 0                0
President, Treasurer       2001     0       0        0                 0                0
Secretary and Director


(h) The Company has made no Long Term Compensation payouts (LTIP or other)


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 2,199,000 shares outstanding at December 31, 2002.

Title of       Name and Address of           Amount of Beneficial       Percent
Class          Beneficial Owner              Interest                   of Class

Common         Maria Trinh                   2,000,000                  91%
               8260 Ryan Road
               Richmond, BC  V7A 2E5

b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at December 31, 2002.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     Part IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2002 are filed as part of this report.

         (1) Financial statements of Cyber Public Relations, Inc.

                                                                            Page

Independent Auditor's Report for year ended December 31, 2002................F-3

Balance Sheet at end of December 31, 2002....................................F-4

Statement of Losses for the years ended of December 31, 2002 and 2001 and the period June 29, 1998 (date of inception) to December 31, 2002......F-5

Statement of Deficiency in Stockholders' Equity for the years ended
  December 31, 2002 and 2001 and the period June 29, 1998 (date of inception) to December 31, 2002............................................F-6

Statement of Cash Flows for the years ended December 31, 2002 and 2001 and the period June 29, 1998 (date of inception) to December 31, 2002..........F-7

Notes to Financial Statements................................................F-8


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

Exhibit
Number            Description of Document
------            -----------------------

3.1 (a)        Articles of Incorporation of the Registrant
3.2 (a)        By-laws of the Registrant
10.1 (b)       Convertible note dated March 14, 2002
10.2 (b)       Convertible note dated March 28, 2002
99.1           Section 906 Certification of CEO
99.2           Section 906 Certification of CFO

------------------------
(a) Included as an Exhibit to Cyber Public Relations, Inc.'s registration statement on Form 10-SB dated January 23, 2001
(b) Included as an Exhibit to Cyber Public Relations, Inc's Form 10Q dated May 14, 2002


(b)      Reports on Form 8-K

The Company did not file any current reports on Form 8-K during the reporting period.


ITEM 14. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934 ) as of December 31, 2002 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2002 the date of their most evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 7, 2003             CYBER PUBLIC RELATIONS, INC.


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

/s/ Maria Trinh                  Director                  March 27, 2002
------------------
Maria Trinh

I, Maria Trinh, certify that :

I have reviewed this annual report on Form 10-KSB of Cyber Public Relations Inc.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report ;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report ;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14 ) for the registrant and have :

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities , particularly during the period in which this annual report is being prepared ; Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the " Evaluation date " ) and Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date ;

The registrant's other certifying officers and I have disclosed , based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors : All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and Any fraud, whether or not material , that involves management or other employees who have a significant role in the registrant's internal controls ; and The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date : April 7, 2003

/s/ Maria Trinh
---------------
Maria Trinh

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2002 AND 2001



                         FORMING A PART OF ANNUAL REPORT

                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                          CYBER PUBLIC RELATIONS, INC.


                           CYBER PUBLIC RELATIONS INC.
                          INDEX TO FINANCIAL STATEMENTS



                                                                                Page No.
                                                                                --------

Report of Independent Certified Public Accountants                              F-3

Balance Sheet at December 31, 2002                                              F-4

Statement of Losses for the years ended of December 31, 2002 and 2001 and the period from June 29, 1998 (date of inception) through
   December 31, 2002                                                            F-5

Statement of Deficiency in Stockholders' Equity for the years ended
   December 31, 2002 and 2001 and the period from June 29, 1998
  (date of inception) through December 31, 2002                                 F-6

Statement of Cash Flows for the years ended December 31, 2002 and 2001 and
  the period from June 29, 1998 (date of inception) through December 31, 2002   F-7

Notes to Financial Statements                                               F-8 to F-14



                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Cyber Public Relations, Inc
Richmond, B.C.
Canada


We have audited the accompanying balance sheet of Cyber Public Relations, Inc, (the "Company", a development stage company) as of December 31, 2002 and the related statements of losses, deficiency in stockholders' equity, and cash flows for the two years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Public Relations, Inc (development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the two years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. We express no opinion on the cumulative period from inception through December 31, 2000.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note G to the accompanying financial statements, the Company is in the development stage and has incurred substantial losses from the date of inception. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                 --------------------------------------------
                                      RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                           Certified Public Accountants

New York, New York
April 3, 2003

                          CYBER PUBLIC RELATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS
Current Assets:
Cash                                                                   $ 12,565
                                                                       ---------
    Total current assets                                               $ 12,565
                                                                       =========


                          LIABILITIES AND DEFICIENCY IN
                              STOCKHOLDER'S EQUITY
Current Liabilities:
Accrued Expenses and Liabilities                                         12,029
Officer Advances  (Note B)                                                6,726
                                                                       ---------
    Total Current Liabilities                                            18,755

Notes payable ( Note c )                                                 35,000


DEFICIENCY IN STOCKHOLDER'S EQUITY:
Preferred Stock, par value, $ .001 per share; authorized 10,000,000
shares; None issued and outstanding                                          --
Common Stock, par value, $ .001 per share; authorized 100,000,000
shares; 2,199,000 issued and outstanding                                  2,199
Additional Paid in Capital                                               19,791
Accumulated Deficit                                                     (63,180)
                                                                       ---------
Total deficiency in stockholder's equity                                (41,190)
                                                                       $ 12,565
                                                                       =========



                (See accompanying notes to financial statements)


                                          CYBER PUBLIC RELATIONS, INC
                                         (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENT OF LOSSES

                                                                                          For the period
                                                                                            from June
                                                                                          29, 1998(date
                                                                                          of inception)
                                                         For the year      For the year      through
                                                         ended 2002        ended 2001     December 31, 2002
                                                         ----------        ----------     -----------------
Revenue:
     Sales                                               $        --       $       198       $     6,336
Costs and Expenses:
  General and administrative                                  22,497             8,011            57,239
                                                         ------------      ------------      ------------
    Total Operating Expenses                                  22,497             8,011            57,239
Loss from Operations                                         (22,497)           (7,813)          (50,903)

Interest Expenses                                            (12,277)               --           (12,277)
Income (taxes) benefit                                            --                --                --
                                                         ------------      ------------      ------------
Net Loss                                                 $   (34,774)      $    (7,813)      $   (63,180)
                                                         ============      ============      ============
Loss per common share (basic and assuming dilution)      $     (0.02)      $     (0.00)      $     (0.03)
                                                         ============      ============      ============
Weighted average common shares outstanding                 2,199,000         2,199,000         2,199,000


                               (See accompanying notes to financial statements)


                                               CYBER PUBLIC RELATIONS, INC
                                              (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
                       FOR THE PERIOD JUNE 29, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002


                                       Preferred Stock     Common Stock          Additional
                                      ----------------  --------------------      Paid In    Accumulated
                                      Shares   Amount    Shares       Amount      Capital      Deficit        Total
                                      ------   ------    ------       ------      -------      -------        -----
Common shares issued on July 5,
1998 in exchange of services
rendered valued at $.01 per share       --    $  --    2,000,000    $   2,000    $  18,000    $      --     $  20,000

Common shares issued on October
20, 1998 in exchange for debt
valued at $.01 per share                --       --       25,000           25          225           --           250

Common shares issued on October
20, 1998 for cash at $.01 per
share                                   --       --       24,000           24          216           --           240

Net loss                                --       --           --           --           --      (20,569)      (20,569)
                                     ------   ------   ----------   ----------   ----------    ---------     ---------
Balance at December 31, 1998            --       --    2,049,000        2,049       18,441      (20,569)          (79)

Net income                              --       --           --           --           --        1,367         1,367
                                     ------   ------   ----------   ----------   ----------    ---------     ---------
Balance at December 31, 1999            --       --    2,049,000        2,049       18,441      (19,202)        1,288

Common shares issued on October
10, 2000 in exchange for
services rendered valued at $.01
per share                               --       --      150,000          150        1,350           --         1,500

Net loss                                --       --           --           --           --       (1,391)       (1,391)
                                     ------   ------   ----------   ----------   ----------    ---------     ---------
Balance at December 31, 2000            --       --    2,199,000        2,199       19,791      (20,593)        1,397

Net loss                                --       --           --           --           --       (7,813)       (7,813)
                                     ------   ------   ----------   ----------   ----------    ---------     ---------
Balance at December 31, 2001            --       --    2,199,000        2,199       19,791      (28,406)       (6,416)

Net loss                                --       --           --           --           --      (34,774)      (34,774)
                                     ------   ------   ----------   ----------   ----------    ---------     ---------
Balance at December 31, 2002         $  --    $  --    2,199,000    $   2,199    $  19,791    $ (63,180)    $ (41,190)
                                     ======   ======   ==========   ==========   ==========   ==========    ==========

                                    (See accompanying notes to financial statements)


                                CYBER PUBLIC RELATIONS, INC
                                (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS

                                                                                For the period from
                                                                                June 29, 1998 (date
                                                   For the year   For the year  of inception) through
                                                   ended 2002     ended 2001      December 31, 2002
                                                   ----------     ----------      -----------------
Cash Flows from operating activities:
  Net loss                                              $(34,774)      $ (7,813)      $(63,180)
  Adjustments to reconcile net loss
     To net cash provided by operating activities:
     Common Stock issued in exchange for
      services rendered                                       --             --         21,500
     Common Stock issued in exchange for debt                 --             --            250

  Change in assets and liabilities:
     Inventory                                             1,980            100             --
     Accrued expenses and liabilities                     12,029             --         12,029
     Decrease in Officer's advances                       (1,926)            --         (1,926)
                                                        ---------      ---------      ---------
  Net cash used by operating activities                  (22,691)        (7,713)       (31,327)

Cash Flows from investing activities:                         --             --             --

Cash Flows from financing activities:
   Issuance of common stock for cash                          --             --            240
   Advances from shareholder                                  --          7,834          8,652
   Proceeds from note payable                             35,000             --         35,000
                                                        ---------      ---------      ---------
  Net cash provided by financing activities               35,000          7,834         43,892

Net increase (decrease) in cash                           12,309            121         12,565

Cash- beginning of period                                    256            135             --
                                                        ---------      ---------      ---------
Cash -end of period                                     $ 12,565       $    256       $ 12,565
                                                        =========      =========      =========
Supplemental Disclosures:
  Interest paid for the period                          $  5,952       $     --       $     --
  Income taxes paid for the period                            --             --             --
  Common stock issued in exchange of services                 --             --         21,500
  Common stock issued in exchange for debt                    --             --            250


                (See accompanying notes to financial statements)

                           CYBER PUBLIC RELATIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------


NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.


Business and Basis of Presentation
----------------------------------

Cyber Public Relations, Inc. (the "Company") was organized on June 29, 1998, under the laws of the State of Florida. The Company is currently doing business on the Internet under the name Galaxyblue Jewelry and intends to acquire and develop additional complementary and other products to sell online. The Company also plans to provide a combination of consulting and related services to small and medium size businesses enabling them to effectively engage in E-commerce. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). To date, the Company has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2002, the Company has accumulated losses of $ 63,180.

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

Cash Equivalents
----------------

For the purpose of the accompanying financial statements, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.

Inventories
-----------

Inventories are stated at the lower of cost or market determined by the specific identification method.

                           CYBER PUBLIC RELATIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets would be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes
------------

The Company has adopted Financial Accounting Standards No. 109 ("SFAS 109"), which requires the recognition of deferred tax liabilities, and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Research and Development
------------------------

Company sponsored research and development costs related to both present and Future products will be expended in the period incurred.

Advertising
-----------

The Company will follow a policy of charging the costs of advertising to expenses incurred. The Company did not incur any advertising costs during the years ended December 31, 2002 and 2001.

Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

                           CYBER PUBLIC RELATIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)


Segment Information
-------------------

Statement of Financial Standards No.131 " Disclosure about segments of an enterprise and Related Information" ( "SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.


Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.


Net Loss Per Share
------------------

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. There is no effect on earnings per share information for the year ended December 31, 2002 relating to the adoption of this standard.


Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $34,774 and $7,813 during the years ended December 31, 2002 and 2001, respectively; and a net loss of $63,180 for the period from the date of inception through December 31, 2002.

                           CYBER PUBLIC RELATIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------


NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)


Concentration of Credit Risk
----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of applicable insurance limits.


Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year .

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

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

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

                           CYBER PUBLIC RELATIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------


NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
--------------------------------

New Accounting Pronouncements
-----------------------------

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest.

                           CYBER PUBLIC RELATIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------


NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements
-----------------------------

Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.


NOTE B - RELATED PARTY TRANSACTIONS

The Company's President and principal shareholder has advanced $6,726 to the Company as of December 31, 2002 . No formal agreements or repayment terms exist.


NOTE C - NOTES PAYABLE

Notes payable at December 31, 2002 consists of the following:

     Note payable to an entity controlled by an individual
     related to the Company's President; Quarterly
     installments of interest only at 10% per annum,
     unsecured and guaranteed by a Company officer and
     shareholder. Maturity date is in March 2004 ;              $        35,000
                                                                ---------------
     Less current portion                                       $             -
                                                                ---------------
                                                                $        35,000

NOTE D - CAPITAL STOCK

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

NOTE E - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

                           CYBER PUBLIC RELATIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001

--------------------------------------------------------------------------------


NOTE E - INCOME TAXES (CONTINUED)

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At December 31, 2002, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $63,000, expiring in the year 2022, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the companies ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2002 are as follows:

                  Non-current:
                  Net operating loss carry forward             $    9,500
                  Valuation allowance                          $   (9,500)
                                                               -----------
                  Net deferred tax asset                       $        -
                                                               ===========

NOTE F - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                     2002           2001
                                                     ----           ----
    Loss available for common shareholders           $ (34,774)     $  (7,813)
                                                     ==========     ==========
    Basic and fully diluted loss per share           $   (0.02)     $   (0.00)
                                                     ==========     ==========
    Weighted average common shares outstanding       2,199,000      2,199,000

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE G - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period June 29, 1998 (date of inception) through December 31, 2002, the Company has incurred losses of $63,180. In addition, the Company has a deficiency in stockholder's equity of $ 41,190 at December 31, 2002. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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