Form 10QSB
period 2003-03-31
CYBER PUBLIC RELATIONS INC
filed 2003-05-14
CIK 1066923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                 For the quarterly period ended: March 31, 2003
                        Commission file number: 000-32249

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

Yes     X             No
     -------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $0.001 par value                   2,199,000
                 (Class)                   (Outstanding as of May 1, 2003)

                          CYBER PUBLIC RELATIONS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Balance Sheets....................................................F-1

Condensed Statements of Losses..............................................F-2

Condensed Statements of Cash Flows..........................................F-3

Notes to Condensed Financial Information....................................F-4

Item 2   Management's Discussion and Analysis or Plan of Operation..........3

Item 3   Controls and Procedures............................................9

Part II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K...................................10

Signatures..................................................................10

Certifications..............................................................11

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                CYBER PUBLIC RELATIONS, INC
                               (A Development Stage Company)
                                  CONDENSED BALANCE SHEET
                                        (UNAUDITED)

                                                                       MARCH 31  DECEMBER 31
                                                                        2003        2002
                                                                      ---------   ---------
ASSETS:

CURRENT ASSETS
Cash                                                                    12,497      12,565
                                                                      ---------   ---------
  TOTAL CURRENT ASSETS                                                $ 12,497    $ 12,565
                                                                      =========   =========

LIABILITIES AND DEFICIENCY IN STOCHOLDERS' EQUITY :

CURRENT LIABLILITIES :
Accrued Expenses and liabilities                                        12,346      12,029
Officer Advances                                                         8,329       6,726
TOTAL CURRENT LIABILITIES                                               20,675      18,755

Long term Debt                                                          35,000      35,000

DEFICIENCY IN STOCKHOLDER'S EQUITY
Preferred stock, par value, $ 0.001 per share ;                             --          --
10,000,000 shares authorized. None issued and outstanding at
March 31, 2003 and December 31, 2002

Common stock, par value, $0.001 per share; authorized                    2,199       2,199
100,000,000 shares; 2,199,000 issued and outstanding

Addional paid in capital                                                19,791      19,791
Accumulated Deficit                                                    (65,168)    (63,180)
TOTAL DEFICIENCY IN STOCKHOLDER'S EQUITY                               (43,178)    (41,190)
                                                                      ---------   ---------
                                                                      $ 12,497    $ 12,565
                                                                      =========   =========

                 SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                      F-1

                                CYBER PUBLIC RELATIONS, INC
                               (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED STATEMENTS OF LOSSES
                                        (UNAUDITED)

                                                                            FOR THE PERIOD
                                                                            FROM JUNE 28,
                                                    FOR THE THREE MONTHS     1998 (DATE
                                                      ENDED MARCH 31        OF INCEPTION)
                                                 ------------------------      THROUGH
                                                    2003          2002      MARCH 31, 2003
                                                 ----------    ----------   --------------
Revenue                                                  0             0            6,336

Costs and Expenses:
  General and administrative                         1,040         3,441           58,279

  TOTAL OPERATING EXPENSES                           1,040         3,441           58,279

Loss from Operations                                (1,040)       (3,441)         (51,943)

Interest Income (Expenses)                            (948)         (359)         (13,225)

Income (taxes) benefit

Net (Loss)                                          (1,988)       (3,800)         (65,168)


Income (Loss) per common share (basic
   and assuming  dilution)                            0.00          0.00            (0.03)
Weighted average common shares outstanding       2,199,000     2,199,000        2,199,000


                 SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                       F-2

                                CYBER PUBLIC RELATIONS, INC
                               (A Development Stage Company)
                            CONDENSED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                                         FOR THE PERIOD
                                                                          FROM JUNE 28,
                                                  FOR THE THREE MONTHS     1998 (DATE
                                                     ENDED MARCH 31       OF INCEPTION)
                                                 -----------------------     THROUGH
                                                                            MARCH 31,
                                                    2003         2002        2003
                                                 ----------   ----------   ----------

Cash Flows from operating activities:
  Net (loss)                                        (1,988)      (3,800)     (65,168)
  Adjustments to reconcile net (loss)
   to net cash (used in) provided by operating
   activities:
  Common stock issued in exchange for
    services rendered                                   --           --       21,500
Common stock issued in exchange for debt                --           --          250
Changes in assets and liabilities :
Interest receivable                                     --          (16)          --
Inventory                                               --           --           --
Accounts payable and other liabilties                1,603        3,330       13,632
Officers Advances                                       --           --       (1,926)


  Net cash used in operating activities               (385)        (486)     (31,712)

Cash Flows from investing activities: -

Cash Flows from financing activities:
  Proceeds from loans                                   --      115,000       35,000
  Issuance of common stock for cash                     --           --          240
  Advances from officer                                317          450        8,969
  Net cash provided by financing activities            317      115,450       44,209

Net (decrease) increase in cash                        (68)     114,964       12,497

Cash- beginning of period                        $  12,565    $     256           --

Cash -end of period                              $  12,497    $ 115,220    $  12,497

Supplemental Disclosures:
  Interest paid for the period                   $      --    $      --    $      --
  Income taxes paid for the period
  Common stock issued for services                      --           --       21,500
  Common stock issued in exchange for debt              --           --          250

                 SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                            F-3

                           CYBER PUBLIC RELATIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES


GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION

Cyber Public Relations Inc (the "Company " ) is in the development stage and its effort have been principally devoted to seeking profitable business opportunities. To date Company has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31 2003, the Company has accumulated losses of $65,168.

RECENT ACCOUNTING PRONOUNCEMENTS


Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test is recorded as a cumulative effect of a change in accounting principle. The adoption of SFAS No 142 had no material impact on the Company's condensed consolidated financial statements.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 had no material impact on Company's condensed consolidated financial statements.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's condensed consolidated financial statements

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that a similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company adopted SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 had no material impact on Company's condensed consolidated financial statements.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144,

Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.
                                       F-5

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

It has been clear to the company that past funding has not been sufficient for the launch of its operations, and that it must interest investors in one or more secondary capital formation programs before it can launch operations. As a result, the Company entered into two subordinated convertible notes in return for $35,000. The Company anticipates these funds will be sufficient to complete the product development stage of the Company's operations, and hopes to launch a full marketing and promotion campaign within the next 12 months.

Results of Operations
---------------------

During the quarterly period covered by this Report, the Company received no revenues from operations and incurred expenses of $1,040 stemming from general, administrative and development expenses relating to the development of additional websites and the expansion of the Company's core business.

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

Liquidity
---------

As of March 31, 2003, we had a working capital deficit of $8,178. As a result of our operating losses from our inception through March 31, 2003, we generated a cash flow deficit of $31,712 from operating activities. We met our cash requirements during this period through the private placement of $240 of common stock, $35,000 from the issuance of notes payable to Company officers and shareholders, and $8,969 of advances from Company officers and shareholders (net of repayments).

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resouces to meet, projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon managements ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Discussion and Analysis of Financial Condition
----------------------------------------------

OPERATIONS AND RESULTS FOR THREE MONTHS ENDED MARCH 31, 2003. Activity during the past quarter has been confined to testing the viability of the Company's business model, the identification of markets, development of products, and acquisition of complementary businesses.

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

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934 ) as of March 31, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to February 28, 2003 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.


                           PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant*
         3.2      By-laws of the Registrant*
         99.1     Section 906 Certification of CEO
         99.2     Section 906 Certification of CFO

         --------------

         * Previously filed as an exhibit to the Company's Form 10-SB dated January 23, 2001


(b)      Reports on Form 8-K filed during the three months ended March 31, 2003.

         No Current Reports on Form 8-K were filed during the three months ended March 31, 2003


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2003                                Cyber Public Relations, Inc.


                                                   /s/ Maria Trinh
                                                   ----------------------------
                                                   Maria Trinh
                                                   President

CERTIFICATIONS

I, Maria Trinh, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Cyber Public Relations, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation date"); and
         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and
         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date : May 14, 2003


/s/ Maria Trinh
------------------------
Maria Trinh
President