Form 10QSB
period 2003-06-30
CYBER PUBLIC RELATIONS INC
filed 2003-08-14
CIK 1066923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                  For the quarterly period ended: June 30, 2003
                        Commission file number: 000-32249

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

Yes      X                 No
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, $0.001 par value                    2,199,000
                    (Class)                   (Outstanding as of August 1, 2003)

                          CYBER PUBLIC RELATIONS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets........................................F-1

Condensed Consolidated Statements of Losses..................................F-2

Condensed Consolidated Statement of Deficiency in Stockholders Equity........F-3

Condensed Consolidated Statements of Cash Flows..............................F-4

Notes to Unaudited Condensed Consolidated Financial Information.......F-5 TO F-8

Item 2   Management's Discussion and Analysis or Plan of Operation.............3

Item 3   Controls and Procedures...............................................9

Part II  OTHER INFORMATION

Item 1 Legal Proceedings......................................................10

Item 2 Changes in Securities..................................................10

Item 3 Defaults Upon Senior Securities........................................10

Item 4 Submission of Matters to a vote of Security holders....................10

Item 5 Other Information......................................................10

Item 6   Exhibits and Reports on Form 8-K.....................................10

Signatures....................................................................10

Certifications................................................................11


PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)



                           CYBER PUBLIC RELATIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                DECEMBER 31,
                                                                JUNE 30, 2003     2002
                                                                 (UNAUDITED)     (AUDITED)
                                                                  ---------      ---------
                                     ASSETS
Current Assets:
     Cash and equivalents                                         $ 12,485       $ 12,565
                                                                  ---------      ---------

           TOTAL CURRENT ASSETS                                   $ 12,485       $ 12,565
                                                                  ---------      ---------


TOTAL ASSETS                                                      $ 12,485       $ 12,565
                                                                  =========      =========
               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                          $ 13,209       $ 12,029
Officer Advances                                                     9,054          6,726
                                                                  ---------      ---------
        TOTAL CURRENT LIABILITIES                                   22,263         18,755
                                                                  ---------      ---------

LONG TERM DEBT                                                      35,000         35,000

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred Stock, $.0001 par value per share;
 10,000,000 shares authorized, none issued and
 outstanding at June 30, 2003 and December 31, 2002                     --             --
Common Stock, $.001 par value per share, 100,000,000 shares
 authorized, 2,199,000 shares issued and outstanding at June
 30, 2003 and December 31, 2002                                      2,199          2,199
Additional paid in capital                                          19,791         19,791
Deficit accumulated during development stage                       (66,768)       (63,180)
                                                                  ---------      ---------
       Deficiency in stockholder's equity                          (44,778)       (41,190)
                                                                  ---------      ---------
                                                                  $ 12,485       $ 12,565
                                                                  =========      =========

                          (See accompanying notes to financial statements)


                                                    CYBER PUBLIC RELATIONS INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                                           ( UNAUDITED )

                                                                                                               For the
                                                                                                            period June 28,
                                                                                                            1998 (Date of
                                        For three        For three           For six         For six           Inception)
                                      months ended      months ended       months ended    months ended      through June 30,
                                      June 30, 2003    June 30, 2002      June 30, 2003    June 30, 2002          2003
REVENUES:                             $        --       $        --       $        --       $        --       $     6,336

Costs and expenses:
   General and administrative                 725             3,673             1,765             7,114            59,004
   Financial expenses                         875             2,763             1,823             3,122            14,100
                                      ------------      ------------      ------------      ------------      ------------

    TOTAL COSTS AND EXPENSES                1,600             6,436             3,588            10,236            73,104

Loss from operations                       (1,600)           (6,436)           (3,588)         (10,236(           (66,768)
Income (taxes) benefit                         --                --                --                --                --
                                      ------------      ------------      ------------      ------------      ------------
Net loss                              $    (1,600)      $    (6,436)      $    (3,588)      $   (10,236)      $   (66,768)
                                      ============      ============      ============      ============      ============

Loss per common share (basic and
assuming dilution)                    $     (0.00)      $     (0.00)      $     (0.00)      $     (0.00)      $     (0.00)
                                      ============      ============      ============      ============      ============

Weighted average shares
outstanding                             2,199,000         2,199,000         2,199,000         2,199,000         2,199,000
                                      ============      ============      ============      ============      ============

                                         (See accompanying notes to financial statements)


                                                   CYBER PUBLIC RELATIONS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD JUNE 28, 1998 (DATE OF INCEPTION) THROUGH JUNE 30, 2003



                                                                                        Additional                  Total deficiency
                                  Preferred  Preferred                   Common stock    Paid in     Accumulated    in stockholders'
                                    Stock   stock Amount  Common shares     Amount       Capital       Deficit           equity
Common shares issued on July
5, 1998 in exchange of
services rendered valued at $
0.01 per share                        -              -      2,000,000         2,000       18,000              -              20,000

Common shares issued on
October 20, 1998 in exchange
for debt valued at $ 0.01 per
share                                 -              -         25,000            25          225              -                 250

Common shares issued on
October 20, 1998 for cash at
$ 0.01 per share                      -              -         24,000            24          216              -                 240

Net Loss                              -              -              -             -            -       (20,659)            (20,659)

Balance at December 31, 1998          -              -      2,049,000         2,049       18,441       (20,659)               (169)

Net income                            -              -              -             -            -          1,367               1,367

Balance at December 31, 1999          -              -      2,049,000         2,049       18,441       (19,202)               1,288

Common shares issued on
October 10, 2000 in exchange
for services rendered valued
at $ 0.01 per share.                  -              -        150,000           150        1,350              -               1,500

Net Loss                              -              -              -             -            -        (1,391)             (1,391)

Balance at December 31, 2000          -              -      2,199,000         2,199       19,791       (20,593)               1,397

Net Loss                              -              -              -             -            -        (7,813)             (7,813)

Balance at December 31, 2001          -              -      2,199,000         2,199       19,791       (28,406)             (6,416)

Net Loss                              -              -              - -                        -       (34,774)            (34,774)

Balance at December 31, 2002          -              -      2,199,000         2,199       19,791       (63,180)            (41,190)

Net Loss for six months ended
June 30, 2003                         -              -              -             -            -        (3,588)             (3,588)

BALANCE AT JUNE 30, 2003              -              -      2,199,000         2,199       19,791       (66,768)            (44,778)

                                         (See accompanying notes to financial statements)

                                               CYBER PUBLIC RELATIONS INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      ( UNAUDITED)



                                                                                       For the period June
                                                             For six        For six     28, 1998 (Date of
                                                           months ended   months ended  Inception) through
                                                          June 30, 2003  June 30, 2002    June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                    $  (3,588)      $ (10,236)      $ (66,768)
Adjustments to reconcile Net loss to Net cash provided
by Operating activities :
Common stock issued for services rendered                          --              --          21,500
Common stock issued in exchange for debt                           --              --             250
CHANGES IN ASSETS AND LIABILITIES
Prepaid expenses and Other assets                                  --              --              --
Accounts payable and accrued liabilities                        2,466           3,242          14,495
Officer advances                                                   --              --          (1,926)
                                                            ----------      ----------      ----------
NET CASH USED IN  OPERATING ACTIVITIES                         (1,122)         (6,994)        (32,449)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
Proceeds from loans                                                --         115,000          35,000
Issuance of common stock                                           --              --             240
Advance from officer                                            1,042          (4,496)          9,694
                                                            ----------      ----------      ----------
NET CASH PROVIDED IN FINANCING ACTIVITIES                       1,042         110,504          44,934
                                                            ----------      ----------      ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (80)        103,510          12,485
Cash and cash equivalents, beginning of year / period          12,565             256              --
                                                            ----------      ----------      ----------
Cash and cash equivalents, end of the year / period            12,485         103,766          12,485
                                                            ==========      ==========      ==========
SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                           --              --              --
Cash paid during the period for taxes                              --              --              --

NON CASH DISCLOSURES :
Common stock issued for services                                   --              --          21,500
Common stock converted into notes payable                          --              --             250

                                    (See accompanying notes to financial statements)

                           CYBER PUBLIC RELATIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE -SUMMARY OF ACCOUNTING POLICIES

GENERAL
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six months period ended June 30, 2003, are not necessarily indicative of the results that may expected for the year ending December 31, 2003. The unaudited condensed financial statements should be read in conjunction with the December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION
----------------------------------

Cyber Public Relations Inc. ("Company") was formed on June 28, 1998 under the laws of the state of Florida. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to seeking profitable business opportunities. From its inception through the date of these financial statements the Company has recognized limited revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2003, the Company has accumulated losses of $66,768.

RECLASSIFICATION
----------------

Certain prior period amounts have been reclassified for comparative purposes.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

Effective January 1, 2002, the Company adopted SFAS No.142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with definitive lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write downs to be included in results from operations may be necessary. SFAS No.142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test is recorded as a cumulative effect of a change in accounting principle. The adoption of SFAS 142 had no material impact on the Company's condensed financial statements.

                            CYBER PUBLIC RELATIONS INC.
                           (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NEW ACCOUNTING PRONOUNCEMENTS ( CONTINUED )
-------------------------------------------

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

                           CYBER PUBLIC RELATIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEW ACCOUNTING PRONOUNCEMENTS ( CONTINUED )
-------------------------------------------

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

                           CYBER PUBLIC RELATIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEW ACCOUNTING PRONOUNCEMENTS ( CONTINUED )
-------------------------------------------

In April 2003, the FASB issued Statement No.149, " Amendment of Statement of 133 on Derivative Instruments and Hedging Activities ", which amends Statement 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company's financial position.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The adoption of this statement did not have a material impact on the Company's financial position.

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

Results of Operations
---------------------

During the quarterly period covered by this Report, the Company received no revenues from operations and incurred expenses of $1,612 stemming from general, administrative and development expenses relating to the development of additional websites and the expansion of the Company's core business.

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

Liquidity
---------

At June 30, 2003, the Company had total current assets of $12,485 and total liabilities of $22,263. The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon managements ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

As of June 30, 2003, we had a working capital deficit of $9,778. As a result of our operating losses from our inception through June 30, 2003, we generated a cash flow deficit of $32,449 from operating activities. We met our cash requirements during this period through the private placement of $240 of common stock, $ 35,000 from the issuance of notes payable to Company officers and shareholders, and $ 9,694 of advances from company officers and shareholders ( net of repayments ).

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Product Research and Development
--------------------------------

We do not anticipate incurring any material research and development expenditures during the next 12 months.

Acquisition of plant and Equipment and other assets
---------------------------------------------------

We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property plant or equipment during the next 12 months.

Number of Employees
-------------------

From our inception through period ended June 30, 2003, we have relied on the services of outside consultants for services and had no employees. We do not anticipate hiring employees during the next 12 months.

Discussion and Analysis of Financial Condition
----------------------------------------------

OPERATIONS AND RESULTS FOR THREE MONTHS ENDED JUNE 30, 2003. Activity during the past quarter has been confined to testing the viability of the Compny's business model, the identification of markets, development of products, and acquisition of complementary businesses.

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

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of June 30, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant*
         3.2      By-laws of the Registrant*
         99.1     Section 906 Certification of CEO
         99.2     Section 906 Certification of CFO

---------------

         * Previously filed as an exhibit to the Company's Form 10-SB dated January 23, 2001


(b)      Reports on Form 8-K filed during the three months ended June 30, 2003.

         No Current Reports on Form 8-K were filed during the three months ended June 30, 2003


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2003                              Cyber Public Relations, Inc.

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

Date : August 14, 2003


/s/ Maria Trinh
---------------------------
Maria Trinh
President