Form 10QSB
period 2003-09-30
CYBER PUBLIC RELATIONS INC
filed 2003-11-14
CIK 1066923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                  For the quarterly period ended: September 30, 2003
                        Commission file number: 000-32249

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

Yes      X                 No
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $0.001 par value                    2,199,000
                (Class)                   (Outstanding as of November 14, 2003)

                          CYBER PUBLIC RELATIONS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets........................................F-3

Condensed Consolidated Statements of Losses..................................F-4

Condensed Consolidated Statement of Deficiency in Stockholders Equity........F-5

Condensed Consolidated Statements of Cash Flows..............................F-7

Notes to Unaudited Condensed Consolidated Financial Information..............F-8

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

Item 5 Other Information......................................................10

Item 6   Exhibits and Reports on Form 8-K.....................................10

Signatures....................................................................10

Certifications................................................................11

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003



                       FORMING A PART OF QUARTERLY REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                           CYBER PUBLIC RELATIONS INC.

                           CYBER PUBLIC RELATIONS INC.


                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                        PAGE NO.
                                                                        --------

Condensed Consolidated Balance Sheets at September 30, 2003 and
December 31, 2002                                                         F-3

Condensed Consolidated Statement of Losses for the three months
September 30, 2003, six months ended September 30, 2003 and the period
June 28, 1998 (Date of Inception) through September 30, 2003.             F-4

Condensed Consolidated Statement of Deficiency in Stockholders' Equity
for the period June 28, 1998 (Date of Inception) through September 30,
2003                                                                   F-5 , F-6

Condensed Statement of Cash Flows for the three months ended September
30, 2003, six months ended September 30, 2003 and the period June 28,
1998 (Date of Inception) through September 30, 2003. F-7 Notes to
Financial Statements                                                 F-8 to F-12


                                CYBER PUBLIC RELATIONS INC.

                               (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              2003             2002
                                                              ----             ----
                                                          (UNAUDITED)       (AUDITED)
                                     ASSETS
Current Assets:
     Cash and equivalents                                    $ 12,477       $ 12,565

           TOTAL CURRENT ASSETS                              $ 12,477       $ 12,565

TOTAL ASSETS                                                 $ 12,477       $ 12,565
                                                             =========      =========
      LIABILITIES AND DEFICIENCY IN
            STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                     $ 13,209       $ 12,029
Officer Advances                                                9,054          6,726
                                                             ---------      ---------
        TOTAL CURRENT LIABILITIES                              22,263         18,755

LONG TERM DEBT                                                 35,000         35,000

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred Stock, $001 par value per share;
10,000,000 shares authorized, none issued
and outstanding at September 30, 2003 and
December 31, 2002                                                  --             --
Common Stock, $.001 par value per share, 100,000,000
shares authorized, 2,199,000 shares issued and
outstanding at September 30, 2003 and December 31, 2002
respectively                                                    2,199          2,199
Additional paid in capital                                     19,791         19,791
Deficit accumulated during development stage                  (66,776)       (63,180)
                                                             ---------      ---------
       Deficiency in stockholder's equity                     (44,786)       (41,190)
                                                             ---------      ---------
                                                             $ 12,477       $ 12,565
                                                             =========      =========

                     (See accompanying notes to financial statements)


                                                    CYBER PUBLIC RELATIONS INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                                            ( UNAUDITED )

                                                                                                                  For the
                                                                                                              period June 28,
                                        For three       For three          For nine          For nine          1998 (Date of
                                      months ended     months ended      months ended      months ended        Inception) to
                                      September 30,    September 30,     September 30,     September 30,        September 30,
                                           2003            2002              2003              2002                 2003
                                           ----            ----              ----              ----                 ----

REVENUES:                                      --                --                --                --             6,336

Costs and expenses:
   General and administrative                  --       $    11,554             1,765            18,668            59,004
   Financial expenses                           8                --             1,831                --            14,120
                                      ------------      ------------      ------------      ------------      ------------
    TOTAL COSTS AND EXPENSES                    8            11,554             3,596            18,668            66,788

Other income :
Exchange Gain                                  --                --                --                --                --

Loss before Taxes                              (8)          (11,554)           (3,596)          (18,668)          (66,788)

Loss from operations
Income (taxes) benefit                         --            (2,830)               --            (5,952)               --
                                      ------------      ------------      ------------      ------------      ------------
Net loss                                       (8)          (14,384)           (3,596)          (24,630)          (66,788)
                                      ============      ============      ============      ============      ============

Loss per common share (basic and
assuming dilution)                          (0.00)            (0.00)            (0.00)            (0.00)            (0.00)
                                      ============      ============      ============      ============      ============

Weighted average shares
outstanding                             2,199,000         2,199,000         2,199,000         2,199,000         2,199,000
                                      ============      ============      ============      ============      ============


                                         (See accompanying notes to financial statements)


                                                   CYBER PUBLIC RELATIONS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                            FOR THE PERIOD JUNE 28, 1998 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2003


                                                                                         Additional
                                    Preferred  Preferred                       Common      Paid in     Accumulated
                                      Stock   stock Amount   Common shares  stock Amount   Capital       Deficit       Total
                                      -----   ------------   -------------  ------------   -------       -------       -----
Common shares issued on July
5, 1998 in exchange of
services rendered valued at $
0.01 per share                         -              -       2,000,000        2,000       18,000              -        20,000
Common shares issued on
October 20, 1998 in exchange
for debt valued at $ 0.01 per
share                                  -              -          25,000           25          225              -           250
Common shares issued on
October 20, 1998 for cash at
$ 0.01 per share                       -              -          24,000           24          216              -           240

Net Loss                               -              -               -            -            -        (20,659)      (20,659)

Balance at December 31, 1998           -              -       2,049,000        2,049       18,441        (20,659)          (79)

Net income                             -              -               -            -            -          1,367         1,367

Balance at December 31, 1999           -              -       2,049,000        2,049       18,441        (19,202)        1,288

Common shares issued on
October 10, 2000 in exchange
for services rendered valued
at $ 0.01 per share.                   -              -         150,000          150        1,350              -         1,500

Net Loss                               -              -               -            -            -         (1,391)       (1,391)

Balance at December 31, 2000           -              -       2,199,000        2,199       19,791        (20,593)        1,397

Net Loss                               -              -               -            -            -         (7,813)       (7,813)

Balance at December 31, 2001           -              -       2,199,000        2,199       19,791        (28,406)       (6,416)

Net Loss                               -              -               -            -            -        (34,774)      (34,774)

Balance at December 31, 2002           -              -       2,199,000        2,199       19,791        (63,180)      (41,190)

Net Loss for nine months
ended September 30, 2003               -              -               -            -            -         (3,596)       (3,596)
                                                              2,199,000        2,199       19,791        (66,776)      (44,786)

                                         (See accompanying notes to financial statements)

                                          CYBER PUBLIC RELATIONS INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              For six        For six     For the period June
                                                            months ended   months ended   28, 1998 (Date of
                                                           September 30,  September 30,   Inception) through
                                                                2003           2002       September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                    $  (3,596)      $ (24,620)      $ (66,776)
Adjustments to reconcile Net loss to Net cash provided
by Operating activities :
Common stock issued for services rendered                          --              --          21,500
Common stock issued in exchange for debt                           --              --             250
CHANGES IN ASSETS AND LIABILITIES
Prepaid expenses and Other assets
Accounts payable and accrued liabilities                        2,466           6,543          14,495
Officer advances                                               (1,926)
NET CASH USED IN  OPERATING ACTIVITIES                         (1,130)        (18,077)        (32,457)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
Proceeds from loans                                                --         115,000          35,000
Issuance of common stock                                           --              --             240
Advance from officer                                            1,042          (3,367)          9,694
                                                            ----------      ----------      ----------
NET CASH PROVIDED IN FINANCING ACTIVITIES                       1,042         111,633          44,934
                                                            ----------      ----------      ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (88)         93,556          12,477
Cash and cash equivalents, beginning of year / period          12,565             256              --
                                                            ----------      ----------      ----------
Cash and cash equivalents, end of the year / period            12,477          93,812          12,477
                                                            ==========      ==========      ==========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                           --              --              --
Cash paid during the period for taxes                              --              --              --

NON CASH DISCLOSURES :
Common stock issued for services                                   --              --          21,500
Common stock converted into notes payable                          --              --             250

                               (See accompanying notes to financial statements)

                           CYBER PUBLIC RELATIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  ( UNAUDITED )


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six months period ended September 30, 2003, are not necessarily indicative of the results that may expected for the year ending December 31, 2003. The unaudited condensed financial statements should be read in conjunction with the December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION
----------------------------------

Cyber Public Relations Inc. ("Company") was formed on June 28, 1998 under the laws of the state of Florida. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to seeking profitable business opportunities. . From its inception through the date of these financial statements the Company has recognized limited revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2003, the Company has accumulated losses of $66,776.

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

                           CYBER PUBLIC RELATIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  ( UNAUDITED )


NEW ACCOUNTING PRONOUNCEMENTS ( CONTINUED )

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

                           CYBER PUBLIC RELATIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  ( UNAUDITED )


NEW ACCOUNTING PRONOUNCEMENTS ( CONTINUED )

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

                           CYBER PUBLIC RELATIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  ( UNAUDITED )


NEW ACCOUNTING PRONOUNCEMENTS ( CONTINUED )


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

Liquidity
---------

At September 30, 2003, the Company had total current assets of $12,478 and total liabilities of $22,263. The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon managements ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

As of September 30, 2003, we had a working capital deficit of $9,785. As a result of our operating losses from our inception through September 30, 2003, we generated a cash flow deficit of $32,449 from operating activities. We met our cash requirements during this period through $ 35,000 from the issuance of notes payable to Company officers and shareholders, and $ 9,694 of advances from company officers and shareholders ( net of repayments ).

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

Number of Employees
-------------------

From our inception through period ended September 30, 2003, we have relied on the services of outside consultants for services and had no employees. We do not anticipate hiring employees during the next 12 months.

Discussion and Analysis of Financial Condition
----------------------------------------------

OPERATIONS AND RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 2003. Activity during the past quarter has been confined to testing the viability of the Compny's business model, the identification of markets, development of products, and acquisition of complementary businesses.

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

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of September 30, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

---------------

         * Previously filed as an exhibit to the Company's Form 10-SB dated January 23, 2001


(b) Reports on Form 8-K filed during the three months ended September 30, 2003.

         No Current Reports on Form 8-K were filed during the three months ended September 30, 2003


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2003                            Cyber Public Relations, Inc.

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

Date : November 14, 2003


/s/ Maria Trinh
---------------------------
Maria Trinh
President