Form 10QSB/A
period 2003-09-30
CYBER PUBLIC RELATIONS INC
filed 2003-11-17
CIK 1066923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                  FORM 10-QSB/A


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
                                                             =========      =========

                     (See accompanying notes to financial statements)


                                                    CYBER PUBLIC RELATIONS INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                                            ( UNAUDITED )

                                                                                                                  For the
                                                                                                              period June 28,
                                        For three       For three          For nine          For nine          1998 (Date of
                                      months ended     months ended      months ended      months ended        Inception) to
                                      September 30,    September 30,     September 30,     September 30,        September 30,
                                           2003            2002              2003              2002                 2003
                                           ----            ----              ----              ----                 ----

REVENUES:                                      --                --                --                --             6,336

Costs and expenses:
   General and administrative                  --       $    11,554             1,765            18,668            59,004
   Financial expenses                           8                --             1,831                --            14,108
                                      ------------      ------------      ------------      ------------      ------------
    TOTAL COSTS AND EXPENSES                    8            11,554             3,596            18,668            66,776

Other income :
Exchange Gain                                  --                --                --                --                --

Loss before Taxes                              (8)          (11,554)           (3,596)          (18,668)          (66,776)

Loss from operations
Income (taxes) benefit                         --            (2,830)               --            (5,952)               --
                                      ------------      ------------      ------------      ------------      ------------
Net loss                                       (8)          (14,384)           (3,596)          (24,630)          (66,776)
                                      ============      ============      ============      ============      ============

Loss per common share (basic and
assuming dilution)                          (0.00)            (0.00)            (0.00)            (0.00)            (0.00)
                                      ============      ============      ============      ============      ============

Weighted average shares
outstanding                             2,199,000         2,199,000         2,199,000         2,199,000         2,199,000
                                      ============      ============      ============      ============      ============

                                         (See accompanying notes to financial statements)

                                                                F-4


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

                                                               F-5


                                          CYBER PUBLIC RELATIONS INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For six        For six     For the period June
                                                            months ended   months ended   28, 1998 (Date of
                                                           September 30,  September 30,   Inception) through
                                                                2003           2002       September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                    $  (3,596)      $ (24,620)      $ (66,776)
Adjustments to reconcile Net loss to Net cash provided
by Operating activities :
Common stock issued for services rendered                          --              --          21,500
Common stock issued in exchange for debt                           --              --             250
CHANGES IN ASSETS AND LIABILITIES
Prepaid expenses and Other assets
Accounts payable and accrued liabilities                        2,466           6,543          14,495
Officer advances                                               (1,926)                         (1,926)
NET CASH USED IN  OPERATING ACTIVITIES                         (1,130)        (18,077)        (32,457)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
Proceeds from loans                                                --         115,000          35,000
Issuance of common stock                                           --              --             240
Advance from officer                                            1,042          (3,367)          9,694
                                                            ----------      ----------      ----------
NET CASH PROVIDED IN FINANCING ACTIVITIES                       1,042         111,633          44,934
                                                            ----------      ----------      ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (88)         93,556          12,477
Cash and cash equivalents, beginning of year / period          12,565             256              --
                                                            ----------      ----------      ----------
Cash and cash equivalents, end of the year / period            12,477          93,812          12,477
                                                            ==========      ==========      ==========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                           --              --              --
Cash paid during the period for taxes                              --              --              --

NON CASH DISCLOSURES :
Common stock issued for services                                   --              --          21,500
Common stock converted into notes payable                          --              --             250

                               (See accompanying notes to financial statements)

                                                     F-6

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

As of September 30, 2003, we had a working capital deficit of $9,786. As a result of our operating losses from our inception through September 30, 2003, we generated a cash flow deficit of $32,457 from operating activities.

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

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY
RESULTS.

As a result of the Company's lack of operating history and the emerging nature of the market in which it competes, the Company is unable to forecast its revenues accurately. The Company's current and future expense levels are based largely on its investment/operating plans and estimates of future revenue and are to a large extent based on the Company's own estimates. Sales and operating results generally depend on the volume of, timing of, and ability to obtain customers, orders for services received, and revenues there from generated. These are, by their nature, difficult at best to forecast.

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