Form 10KSB
period 2003-12-31
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2004-03-30
CIK 1066923

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ----------------------------------------------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                          COMMISSION FILE NO. 000-32249

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
               (Exact name of issuer as specified in its charter)

            FLORIDA                                       98-0222013
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

8513 ROCHESTER AVENUE, RANCHO CUCAMONGA, CA                  91730
 (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (909) 912-0828

 Securities registered under Section 12(b) of the Exchange Act:    NONE

 Securities registered under Section 12(g) of the Exchange Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (Title of class)

                          CYBER PUBLIC RELATIONS, INC.,
           8260 RYAN ROAD, RICHMOND, BRITISH COLUMBIA, CANADA V7A 2EC
                            (Previous Name, Address)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $ None.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 29, 2004: $ 4,642,875

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 29, 2004: 12,285,000.

         Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

Item 1.    Business............................................................1
Item 2.    Description of Property............................................11
Item 3.    Legal Proceedings..................................................11
Item 4.    Submission of Matters to a Vote of Security Holders................12
Item 5.    Market for Common Equity and Related Stockholder Matters...........12
Item 6.    Management's Discussion and Analysis or Plan of Operation..........17
Item 7.    Financial Statements...............................................18
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................18
Item 8A.   Controls and Procedures............................................18
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................19
Item 10.   Executive Compensation.............................................23
Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters....................................24
Item 12.   Certain Relationships and Related Transactions.....................25
Item 13.   Exhibits and Reports on Form 8-K...................................27
Item 14.   Principal Accountant Fees and Services.............................28
Index to Financial Statements................................................F-2

                                     PART I

ITEM 1.      BUSINESS.

         Statements in this Form 10-KSB Annual Report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

         In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB Annual Report.

COMPANY OVERVIEW

         We are a provider of construction, repair, and maintenance services for fueling related businesses. Currently, the focus of our attention is in California, Arizona, and Nevada. We offer complete planning and construction services for gas stations, convenience stores, fast food restaurants, retail shopping centers, and truck stops, as well as comprehensive remodeling and re-imaging services and, regulatory compliance testing. In addition, we manage and maintain attached underground storage tanks and related environmental issues.

         We were initially incorporated in 1998 in Florida as Cyber Public Relations, Inc. for the purpose of providing Internet electronic commerce consulting services to small and medium size businesses. Cyber Public Relations has never had any material operations or revenues. We changed our name to Entech Environmental Technologies, Inc. on March 22, 2004 to more accurately reflect our business operations.

         On January 21, 2004, pursuant to a Capital Stock Exchange Agreement between the stockholders of Environmental Technologies, Inc., a Nevada corporation, the Environmental Technologies stockholders transferred all of their shares of the Environmental Technologies stock to Cyber Public Relations in exchange for 9,550,000 shares of the common stock of Cyber Public Relations.

         As a result of the exchange, Environmental Technologies, Inc. became a wholly-owned subsidiary of Cyber Public Relations, and the Environmental Technologies stockholders acquired 96.81 percent of the issued and outstanding shares of the common stock of Cyber Public Relations. Immediately following the exchange, Barron Partners LP acquired 2,000,000 shares of our common stock and warrants for the purchase of 7,150,000 shares of our common stock.

         Our wholly-owned subsidiary Environmental Technologies, Inc. is a Nevada corporation located in Rancho Cucamonga, California, formerly known as Parr Development, Inc., which was incorporated in 2001. Before the mergers of its subsidiaries described in this Item 1, Parr Development had not engaged in any operations. Parr Development changed its name to Environmental Technologies in 2003. We are the result of the recent combination of several companies:

o Christie-Peterson Development, a California corporation incorporated in 1995, a provider of construction, repair, and maintenance services for petroleum service stations in California, Nevada, and Arizona;

o H.B. Covey, Inc., a California corporation incorporated in 1971 but which has been in business since 1948, a fueling station diagnostic and maintenance company with petroleum construction experience in building and maintaining service stations; and

o Advanced Fuel Filtration Services, Inc., a California corporation incorporated in 1995 (herein sometimes referred to as "AFFS"), a provider of comprehensive environmental management solutions for the petroleum industry, with operations including fuel and chemical transportation, hazardous and non-hazardous waste disposal, emergency HAZMAT response, and underground storage tank cleaning and filtration services.

         We also acquired from the stockholders of AFFS all of the issued and outstanding shares of Advanced Petroleum Transport, Inc., a California corporation, with no business activities.

         The mechanics of the combination of the component companies of Entech initially occurred with the reverse triangular mergers between each of Christie-Peterson, H.B. Covey and AFFS with three subsidiaries of Environmental Technologies. In each case, the stockholders of Christie-Peterson, H.B. Covey and AFFS existing before the mergers received shares of the common stock of Environmental Technologies in exchange for all of their shares in the merged companies. Following the reverse triangular mergers, Environmental Technologies had four wholly-owned subsidiaries, Christie-Peterson, H.B. Covey, AFFS, and Advanced Petroleum Transport, Inc.

GENERAL

         CHRISTIE-PETERSON DEVELOPMENT. Through our Christie-Peterson subsidiary, we are a provider of construction, repair, and maintenance services for petroleum service stations in California, Nevada, and Arizona. As such, we offer complete planning and construction services for fueling stations including gas stations, convenience stores, fast food restaurants, retail shopping centers, and truck stops, as well as comprehensive remodeling and re-imaging services. Since 1995, we have built over 100 major commercial construction projects totaling over $150 million for major class "A" downstream clients including ExxonMobil, ChevronTexaco, Shell Oil, Ultramar, British Petroleum/Arco, Safeway, Kroger, Wal-Mart, Jack-in-the-Box, and Taco Bell.

         In addition to our core business in construction and planning of service stations, we also install and maintain attached underground storage tanks ("USTs") for service stations, and perform gasoline and petroleum tank removal, precision tank and line testing, and necessary ongoing maintenance on tanks, lines, and pumps at fueling stations.

STRATEGIC ACQUISITIONS AND EXPANSION

         In order to expand our general service station construction and maintenance business and further build our revenues, we have undertaken an aggressive expansion and acquisition program to capitalize upon our experience, strategic relationships, favorable market space, and operational advantages. We intend to broaden our operations through acquisitions of synergistic fit candidates and become a full service environmental management company, offering complete end-to-end construction, maintenance, and repair of service stations, and begin to offer services oriented towards the future of the energy industry with alternative fueling technology construction. We expect that our recent acquisitions of H.B. Covey, Inc. and Advanced Fuel Filtration Services, Inc. will enable us to perform additional construction and repair contracts, strengthen customer relationships, and increase operating efficiencies, market penetration and/or product superiority in order to build competitive advantage and increase stockholder value.

         H.B. COVEY, INC. Our H.B. Covey subsidiary is a fueling station diagnostic and maintenance company with over 55 years of petroleum construction experience in building and maintaining service stations. Our maintenance services include on-going, routine maintenance, in addition to providing quick response to emergency situations. Through H.B. Covey, we are able to conduct comprehensive service station diagnostic and maintenance services, including diagnosis of integrity and corrosion of USTs, pipes, and pumps, installation and removal of petroleum and chemical tanks, remediation systems installation, excavation, containment systems, and installation of on-site screening equipment.

         ADVANCED FUEL FILTRATION SERVICES, INC. Advanced Fuel Filtration Services is a provider of comprehensive environmental management solutions for the petroleum industry, with operations, including fuel and chemical transportation, hazardous and non-hazardous waste disposal, emergency HAZMAT response, and underground storage tank cleaning and filtration services. AFFS specializes in above ground and underground fuel tank cleaning and rinsing necessary to prevent corrosion and degradation of stored fuel and chemicals. In addition to cleaning and filtering tanks to remove contaminants, AFFS also offers recycling of oil contaminated by water, sediment, or other agents.

         AFFS has developed a first of its kind patent-pending UST leak detection system capable of automatically monitoring the interstitial pressure of storage tanks and instantly turning power off upon leak detection. This system known as a Constant Vacuum Monitoring System ("CVMS") is expected to provide a significant source of new revenues, with assumed weighted average equipment and installation cost of $15,600. With incorporation of this device into our service suite, we believe that we will have "first to market" advantage in the newest round of California legislative regulations requiring detection of leaks before the substance is released into the environment. California Assembly Bill, AB-2481, requires all California UST owners to install vapor monitoring systems beginning July 1, 2004. Our CVMS is the first monitoring device that has received third party approval and to be recognized by the State of California as compliant and ready for installation.

         Current California law requires that all USTs and product lines be double walled to protect the environment from fuel being leaked into the soil. The new California law requires that all owners of USTs continuously monitor the space between the two walls throughout their complete underground system for leakage. To do so, the space must be air tight and placed under a vacuum. If the vacuum breaks, it signifies a product leak and prohibits the use of the tank until the leak has been repaired. While the law is targeting new construction first, we believe that California will ultimately require the monitoring of all USTs.

         As of the date of this Annual Report we have received purchase orders for 50 of our CVMS from a national supplier of parts and equipment to some of the major oil companies (Shell, BP/Arco, ExxonMobil and ChevronTexaco).

         In our opinion, the potential market size for the UST leak detection system is approximately $700 million in California, based on approximately 45,000 USTs currently in service in California times an assumed weighted average equipment and installation cost of $15,600, and approximately $20 billion nation wide, inclusive of California, based on approximately 1.3 million USTs currently in service times an assumed weighted average equipment and installation cost of $15,600.

FUTURE FUELS TECHNOLOGY, INC.

         In order to capitalize on the expected nationwide shift towards cleaner and more renewable sources of energy, we plan to develop a subsidiary, Future Fuels Technology, Inc., which will develop and construct fueling stations using LNG (liquefied natural gas), CNG (compressed natural gas), and hydrogen fuel. We have identified the planned Interstate Clean Transportation Corridor as our initial target market. Federal and state regulations mandate reduced diesel emissions by 90 percent beginning in 2008. Early estimates anticipate 250 alternative fueling sites are needed to meet forecasted demand, which equate to a $500 million total market size, using our projected cost of $2 million per site. As a fueling station contractor, we believe that we are well positioned to fulfill this market need.

KEY PERSONNEL

         Our future financial success depends to a large degree upon the personal efforts of our key personnel. In our formative period as a newly amalgamated enterprise, our current officers and directors have played the major roles in developing our business strategy and technology. The loss of the services of any of these persons could have an adverse effect on our business and our chances for profitable operations.

         While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected.

OUR FINANCIAL RESULTS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL

         Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from our projections. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

         We cannot predict with certainty our revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

PATENTS AND INTELLECTUAL PROPERTY

         PATENTS. On May 19, 2003, we filed a provisional patent application entitled "Secondary Containment Monitoring System" bearing Docket No. PP0388-2 with the United States Patent and Trademark Office under application Serial No. 60/471,828. Generally, the invention relates to providing a system for improved apparatus and methods for detecting and preventing leakage of materials from USTs. As of the date of this Annual Report, we have yet to receive an initial office action in this case. We are currently working on an additional embodiment for this invention. It appears that these additions may require the filing of a continuation-in-part application.

         BACKGROUND OF THE PERCEIVED NEED. Typically, the release of hazardous materials from USTs, and their connected piping, has resulted in tremendous safety hazards, health problems, economic loss, and damage to the environment. For example, in December 1984, a Union Carbide UST in Bhopal, India suffered a small leak. The escaped methyl isocyanate killed 4,000 people in a matter of hours. Over the years, the death toll has risen to 14,410 as those sickened by the gas later died. Furthermore, Union Carbide was required to pay $470 million, to the Indian government, as an out of court settlement. As a result, efforts have been made worldwide to detect and prevent leakage from USTs.

         Leak detection technology faces further design restrictions due to regulations promulgated by the United States Environmental Protection Agency, the European Committee for Standardization (CEM), as well as other various state laws. For example, the EPA requires that all hazardous substance USTs have secondary containment configurations. A single walled tank is the first or primary containment. Using only primary containment, a leak can escape directly into the environment. However, by enclosing the UST within a second barrier, leaks can be contained and detected quickly before harming the environment.

         There are several examples of ways to construct secondary containment. One way involves placing one tank inside of another tank or one pipe inside of another pipe. Another way involves placing the UST system inside a concrete vault. Finally, another method of secondary containment involves placing a lining around the excavation zone of a UST, whereby the liner is a material that cannot be penetrated by the hazardous substance. In addition to the EPA's secondary containment requirements, hazardous substance USTs must have a leak detection system that can indicate the presence of a leak in the confined space between the first and the second wall.

         Furthermore, the current trend in regulations is towards inspecting more frequently for leaks. Current EPA regulations require that UST TARP's or trained alarm response person (TARP) determine, at least every 30 days, whether or not the UST, and its piping, are leaking. The UST leak detection system must be able to detect a release from any portion of the tank and connected underground piping that routinely contains the hazardous material. As such, development of a leak detection and prevention system capable of continuously monitoring the integrity of an installed and operational UST, and its underground piping, and capable of automatically turning off power, in our opinion is desirable. In addition, the EPA requires that UST TARP's, upon detection of a leak, take immediate action to prevent further release of hazardous materials. A TARP must turn off system power and "bag" the nozzle.

         A patent application does not in and of itself grant exclusive rights. A patent application must be reviewed by the patent office of each relevant country prior to issuing as a patent and granting exclusive rights.

         TRADEMARKS. We do not have any trademarks.

RAPID TECHNOLOGICAL CHANGE COULD RENDER OUR PRODUCTS OBSOLETE

         Our markets are characterized by rapid technological changes, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer requirements, and evolving industry standards. The introduction of new products embodying new technologies and the emergence of new industry standards could render our existing products obsolete. Our future success will depend upon our ability to continue to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers. We may experience delays in releasing new products and product enhancements in the future. Material delays in introducing new products or product enhancements may cause customers to forego purchases of our products and purchase those of our competitors.

EMPLOYEES

         Currently, we have approximately 200 employees. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. Considered one of the fastest growing areas in the United States, the Inland Empire area of southern California, where we are located, is expected to provide a ready source of available labor to support our growth.

PREVIOUS ACTIVITIES

         Before the exchange with Entech, as Cyber Public Relations, we were a development stage company formed for the purpose of providing internet electronic commerce ("e-commerce") consulting services to small and medium size businesses. We planned to do business on the Internet under the name Galaxyblue Jewelry (www.galaxyblue.com). Previously, our principal executive offices were located at 8260 Ryan Road, Richmond, British Columbia V7A 2E5. We have ceased all of the business activities formerly undertaken by Cyber Public Relations.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS

IN OUR COMBINED FORM WE ARE A NEW BUSINESS WITH A LIMITED OPERATING HISTORY AND ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

         In our combined form, we have a limited operating history. We are a recent amalgamation of six separate companies, including Cyber Public Relations, Inc., a Florida corporation incorporated in 1998 with no material business operations, Environmental Technologies, Inc., a Nevada corporation incorporated in 2001 with no material business operations, Christie-Peterson Development, a California corporation incorporated in 1995, H.B. Covey, Inc., a California corporation incorporated in 1971, but which has been in business since 1948, Advanced Fuel Filtrations Services, Inc., a California corporation incorporated in 1995, and Advanced Petroleum Transport, Inc., a California corporation with no business activities. In its combined form, Entech has only recently engaged in active business operations.

         However, Christie-Peterson, H.B. Covey, and Advanced Fuel Filtration Services have all conducted operations since their founding, with Christie-Peterson and H.B. Covey showing a profit during the fiscal year ended on September 30, 2003. Advanced Fuel Filtration Services would have shown a profit during the fiscal year ended on September 30, 2003, but for the fact that it spent considerable resources on research and development.

         To date, our efforts have been devoted primarily to the following:

o        Organizational activities;

o        Developing a business plan for our combined businesses;

o        Obtaining funding;

o Conducting research and working toward the ultimate successful development of our products and services;

o        Marketing to major petroleum retailers; and

o        Aggressively patenting our intellectual property.

         We are still in our formative stage as a newly combined company. You should be aware of the difficulties, delays and expenses normally encountered by an enterprise which is an amalgamation of several entities, many of which are beyond our control, including unanticipated research and developmental expenses, employment costs, and administrative expenses. We cannot assure our stockholders that our proposed business plans as described in this Annual Report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably. If we cannot operate profitably, you could lose your entire investment. As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

OUR RESEARCH AND DEVELOPMENT EFFORTS MAY NOT RESULT IN COMMERCIALLY VIABLE PRODUCTS WHICH COULD RESULT IN A DECLINE OF OUR STOCK PRICE AND A LOSS OF YOUR INVESTMENT.

         Some of our technologies are in the development stage. Further research and development efforts will be required to develop these technologies to the point where they can be incorporated into commercially viable or salable products. We have set forth in this Annual Report our proposed research and development program as it is currently conceived. We cannot assure you, however, that this program will be accomplished in the order or in the time frame set forth. We reserve the right to modify the research and development program. We may not succeed in developing commercially viable products from our technologies. If we are not successful in developing commercially viable products or if such products become obsolete, our ability to generate revenues from our technologies will be severely limited. This could result in the loss of all or part of your investment.

WE MAY NOT BE ABLE TO DEVELOP A MARKET FOR OUR TECHNOLOGY WHICH WILL MOST LIKELY CAUSE OUR STOCK PRICE TO DECLINE.

         The demand and price for our technology and related products will be based upon the existence of markets for the technology and products and the markets for products of others, especially relating to vapor detection devices which may utilize our technology. The extent to which we may gain a share of our intended markets will depend, in part, upon the cost effectiveness and performance of our technology and products when compared to alternative technologies, which may be conventional or heretofore unknown. If the technology or products of other companies provide more cost-effective alternatives or otherwise outperform our technology or products, the demand for our technology or products maybe adversely affected. Our success will be dependent upon market acceptance of our technology and related products. Failure of our technology to achieve and maintain meaningful levels of market acceptance would materially and adversely affect our business, financial condition, results of operations and market penetration. This would likely cause our stock price to decline.

IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY, OUR FUTURE GROWTH AND OPERATING RESULTS WILL SUFFER.

         Our future success depends on our ability to compete effectively with other providers of construction, repair, and maintenance services for petroleum service stations, including major corporations. In our combined form, we are an early-stage research and development and construction company. As a result, we may have difficulty competing with larger, established providers of construction, repair, and maintenance services for petroleum service stations. Most of our potential competitors will be established, well-known companies that have:

o        Substantially greater financial, technical and marketing resources;

o        Larger customer bases;

o        Better name recognition;

o        Related product offerings; and

o        Larger marketing areas.

         While no one competitor directly matches our array of services, companies that compete in one or more aspects of our business include Veeder Root, SJ Weaver and CE Thomas, to name a few. We believe that, because of our technology, the majority of products currently available in the marketplace do not favorably compare with ours. Since these companies may possibly develop leak detection solutions for their own product lines, they may ultimately be in competition with us. If we do not compete effectively with current and future competitors, our future growth and operating results will be adversely affected.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND WE MAY INFRINGE THE PROPRIETARY RIGHTS OF OTHERS. OUR INABILITY TO PROTECT OUR RIGHTS COULD IMPAIR OUR BUSINESS AND CAUSE US TO INCUR SUBSTANTIAL EXPENSE TO ENFORCE OUR RIGHTS.

         Proprietary rights are critically important to us. Although we intend to aggressively pursue additional patent protection for our technologies as we continue to develop them, we cannot assure you that any additional patents will be issued. Even though we will seek to defend our patents and to protect our other proprietary rights, our actions may be inadequate to protect our patents and other proprietary rights from infringement by others, or to prevent others from claiming infringement of their patents and other proprietary rights.

         Policing unauthorized use of our technology is difficult, and some foreign laws do not provide the same level of protection as U.S. laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect the trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and have a material adverse effect on our future operating results.

INTENSE COMPETITION IN THE ENGINEERING AND CONSTRUCTION INDUSTRY COULD REDUCE OUR MARKET SHARE AND PROFITS.

         We serve markets that are highly competitive and in which a large number of local and regional companies compete. In particular, the engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology, and skilled personnel. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges to our ability to achieve strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

OUR ACQUISITION STRATEGY INVOLVES A NUMBER OF RISKS.

         We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our product lines to provide more cost-effective customer solutions. We routinely review potential acquisitions. This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of our management's attention from other business concerns, and the potential loss of key employees of acquired companies. We may not be able to successfully acquire, and/or integrate acquired businesses into our operations.

OUR PROJECTS EXPOSE US TO POTENTIAL PROFESSIONAL LIABILITY, PRODUCT LIABILITY, OR WARRANTY OR OTHER CLAIMS.

         We engineer and construct large fueling station and storage facilities in which system failure could be disastrous. Notwithstanding the fact that we generally will not accept liability for consequential damages in our contracts, any catastrophic occurrence in excess of insurance limits at projects where our products are installed or services are performed could result in significant professional liability, product liability or warranty or other claims against us. Such liabilities could potentially exceed our current insurance coverage and the fees we derive from those products and services. A partially or completely uninsured claim, if successful and of a significant magnitude, could potentially result in substantial losses.

WE ARE EXPOSED TO POTENTIAL ENVIRONMENTAL LIABILITIES.

         We are subject to environmental laws and regulations, including those concerning:

o        Emissions into the atmosphere;

o        Discharge into waterways;

o Generation, storage, handling, treatment and disposal of waste materials; and

o        Health and safety.

         Our businesses often involve working around and with volatile, toxic and hazardous substances and other highly regulated materials, the improper characterization, handling or disposal of which could constitute violations of foreign, federal, state or local statutes and laws, and result in criminal and civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require us to obtain a permit and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on us, or revoke or deny issuance or renewal of operating permits, for failure to comply with applicable laws and regulations.

         The environmental health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We cannot ensure that our operations will continue to comply with future laws and regulations or that these laws and regulations will not significantly adversely affect us.

PRODUCTS AND SERVICES UNDER DEVELOPMENT; NEED FOR MARKET ACCEPTANCE.

         Several of our proposed products and service offerings are still under development, and no assurance can be given that we will be able to complete development and successfully commercialize these products and processes. There may be unanticipated technological, regulatory and marketing problems that may make our products or services unfeasible to produce market or commercialize. There can be no assurance that our efforts or the efforts of others will be successful in fostering acceptance of our technology among the targeted markets.

RISKS RELATING TO OUR STOCK

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

         Because we are a newly combined company, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. We may be unable to secure additional financing on favorable terms or at all.

         Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU PAY FOR THE SHARES.

         Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2002 and 2003, and through the date of this Annual Report, our common stock was sold and purchased at prices that ranged from a high of $3.00 to a low of $0.01 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

         The price of our common stock that will prevail in the market may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

o        Variations in our quarterly operating results;

o Our ability to complete the research and development of our technologies;

o        The development of a market in general for our products and services;

o        Changes in market valuations of similar companies;

o Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

o Loss of a major customer or failure to complete significant transactions;

o        Additions or departures of key personnel; and

o        Fluctuations in stock market price and volume.

         Additionally, in recent years the stock market in general, and the OTC Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

         Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this Annual Report does not necessarily portend what the trading price of our common stock might be in the future.

         In the past, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK AND ADDITIONAL SHARES OF OUR COMMON STOCK.

         Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

         Should we issue additional shares of our common stock at a later time, each investor's ownership interest in Entech would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

THE ISSUANCE OF SHARES UPON THE EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

         The issuance of shares upon the exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

         Companies trading on the OTC Bulletin Board, such as Entech, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

         The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

o That a broker or dealer approve a person's account for transactions in penny stocks; and

o The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

         In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o Obtain financial information and investment experience objectives of the person; and

o Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

         The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

o Sets forth the basis on which the broker or dealer made the suitability determination; and

o That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

         Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

         Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2.      DESCRIPTION OF PROPERTY.

         We lease various facilities as follows:

o From Robert K. Christie, our chief operating officer, director and a controlling stockholder, approximately 23,000 square feet of warehouse/office space in Rancho Cucamonga, California for an annual rental of $168,000. The lease expires in December 2013.

o Approximately 5,000 square feet and three acres of fence yard in Corona, California for an annual rental of $84,000. The lease expires in June 2004.

o Approximately 7,000 square feet in Corona, California for an annual rental of $57,600. The lease expires in September 2004.

o From Burr Northrop, one of our officers and a controlling stockholder, approximately 8,000 square feet of warehouse space in Chino, California for an annual rental of $54,000. The lease expires in October 2006.

o Approximately 4,000 square feet in Pomona, California for an annual rental of $14,400. The lease is a month to month lease.

o Approximately 3,000 square feet of commercial office space in Phoenix, Arizona for an annual rental of $19,200. The lease is a year to year lease and expires in August 2004.

         We believe that all of our facilities are adequate for our current operations. However, we expect that we could locate other suitable facilities at comparable rates, should we need more space.

         Before the exchange with Entech, Cyber Public Relations operated out of premises owned by our former president's father at 8260 Ryan Road, Richmond, British Columbia V7A 2E5. The space was used by us free of charge.

ITEM 3.      LEGAL PROCEEDINGS.

         Before the exchange between Cyber Public Relations and Entech, we were not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation. However, since the exchange with Entech we are subject to several claims, none of which are material. Some of the claims against us are covered by insurance.

         We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

         In the ordinary course of business the Company has become subject to additional litigation and claims on various matters. These exists the possibility that the Company will not prevail in all cases. However, barring unanticipated adverse final determination in these litigation and claims, the Company does not believe that such litigation and claims would have a material adverse effect on its financial condition.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is quoted on the OTC Bulletin Board under the symbol "EEVT." However, prior to March 23, 2004, our symbol was "CBRP." Our stock was not actively traded until July, 2002, and the following table sets forth, for the fiscal quarters indicated, the high and low bid prices. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

            CALENDAR YEAR 2002       HIGH BID      LOW BID
         First Quarter                 N/A           N/A
         Second Quarter                N/A           N/A
         Third Quarter                 $0.02        $0.01
         Fourth Quarter                $0.02        $0.01

            CALENDAR YEAR 2003       HIGH BID      LOW BID
         First Quarter                 $0.25        $0.01
         Second Quarter                $0.02        $0.02
         Third Quarter                 $0.01        $0.01
         Fourth Quarter                $0.25        $0.01

            CALENDAR YEAR 2004       HIGH BID      LOW BID
         First Quarter                 $3.00        $1.60

         We currently have 12,285,000 shares of our common stock outstanding. Our shares of common stock are held by approximately 52 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         None.

WARRANTS

         $2.50 WARRANTS AND $3.00 WARRANTS. As of the date of this Annual Report, we have authorized the issuance of 260,000 three-year detachable warrants for common stock exercisable at $2.50 per share and 260,000 three-year detachable warrants for common stock exercisable at $3.00 per share. All of the warrants contain the same terms. Each of the warrants:

o        Expires on the third anniversary date of its issuance;

o Contains typical anti-dilution provisions providing for appropriate adjustment of the number of exercisable shares and the exercise price based on any subdivisions or consolidations of our shares; and

o Contains typical provisions protecting the holders' exercise rights in the event of any consolidation or merger of Entech into another entity.

o        Contains registration rights.

         WARRANTS FOR BARRON PARTNERS LP. We have issued our A Warrant, B Warrant, C Warrant, D Warrant, and E Warrant to Barron Partners LP to purchase 7,150,000 shares of our common stock as described below, at any time prior to 5:00 p.m., Rancho Cucamonga, California time on January 23, 2009, or 18 months after the effectiveness of a registration statement for the shares covered by the warrants, whichever is longer. With respect to the cashless nature of all of the warrants, the holder may not affect a cashless exercise of a warrant until after July 23, 2004, and thereafter so long as there is an effective registration statement with respect to the shares of our common stock covered by the warrant.

         A WARRANT. The A Warrant is for 1,500,000 shares of our common stock. It is cashless and non-callable. The exercise price is $1.00 per share. The exercise price will be adjusted on a sliding scale if our earnings before interest and taxes ("EBIT"), not including any non recurring gains or losses, is less than $3,000,000 for our fiscal year ending September 30, 2004 (the "Adjustment Date") as hereinafter described. If EBIT is $2,000,000 or less as of the Adjustment Date, then the exercise price will be $0.25 per share of our common stock. If EBIT is less than $3,000,000 but more than $2,000,000 as of the Adjustment Date, then the exercise price will equal $1.00 - [$.75 x ($3,000,000-E)/$1,000,000], where E is the actual EBIT as of Adjustment Date. In no event will the exercise price be less than $0.25 per share of our common stock.

         B WARRANT. The B Warrant is for 1,650,000 shares of our common stock. It is cashless and callable. The exercise price is $1.00 per share. The exercise price will be adjusted on a sliding scale if EBIT, not including any non recurring gains or losses, is less than $3,000,000 for our fiscal year ending as of the Adjustment Date. If EBIT is $2,000,000 or less as of the Adjustment Date, then the exercise price will be $0.25 per share of our common stock. If EBIT is less than $3,000,000 but more than $2,000,000 as of the Adjustment Date, then the exercise price will equal $1.00 - [$.75 x ($3,000,000-E)/$1,000,000], where
E is the actual EBIT as of Adjustment Date. In no event will the exercise price be less than $0.25 per share of our common stock.

         In the event that the closing price of our common stock as listed on a nationally public securities market is $1.75 or more for a period of 20 consecutive trading days and there is a registration statement for our common stock effective for such 20 consecutive trading days, we may call the B Warrant upon 30 days notice and pay to the holder the sum of $0.001 per share of our common stock covered by the B Warrant, for all such shares not purchased under the exercise provisions at the expiration of the 30 days notice period.

         C WARRANT. The C Warrant is for 2,000,000 shares of our common stock. It is cashless and callable. The exercise price is $2.50 per share. In the event that the closing price of our common stock as listed on a national public securities market is $2.75 or more for a period of 20 consecutive trading days and there is a registration statement for our common stock effective for such 20 consecutive trading days, we may call the C Warrant upon 30 days notice and pay to the holder the sum of $0.001 per share of our common stock covered by the C Warrant, for all such shares not purchased under the exercise provisions at the expiration of the 30 days notice period.

         D WARRANT. The D Warrant is for 1,000,000 shares of our common stock. It is cashless and callable. The exercise price is $4.00 per share. In the event that the closing price of our common stock as listed on a national public securities market is $5.50 or more for a period of 20 consecutive trading days and there is a registration statement for our common stock effective for such 20 consecutive trading days, we may call the D Warrant upon 30 days notice and pay to the holder the sum of $0.001 per share of our common stock covered by the D Warrant, for all such shares not purchased under the exercise provisions at the expiration of the 30 days notice period.

         E WARRANT. The E Warrant is for 1,000,000 shares of our common stock. It is cashless and callable. The exercise price is $6.00 per share. In the event that the closing price of our common stock as listed on a national public securities market is $8.00 or more for a period of 20 consecutive trading days and there is a registration statement for our common stock effective for such 20 consecutive trading days, we may call the E Warrant upon 30 days notice and pay to the holder the sum of $0.001 per share of our common stock covered by the E Warrant, for all such shares not purchased under the exercise provisions at the expiration of the 30 days notice period.

         REGISTRATION RIGHTS FOR THE BARRON PARTNERS WARRANTS. All of the warrants issued to Barron Partners LP contain registration rights, including demand registration rights. We will prepare and file within 60 days following January 23, 2004 a registration statement covering the resale of the shares of our common stock issuable under the Barron Partners warrants as well as the 2,000,000 shares of our common stock purchased by Barron Partners. "Registration statement" means a registration statement filed by Entech on Form S-1, SB-2, or S-3, or some other similar form pursuant to the Securities Act to register the resale of our shares. We are obligated to use our best efforts to cause the registration statement to be declared effective by the SEC on the earlier of:

o        July 23, 2004;

o Ten days following the receipt of a "No Review" or similar letter from the SEC; or

o The first day following the day the SEC determines the registration statement eligible to be declared effective.

         DEMAND REGISTRATION RIGHTS. At any time, Barron Partners may request the registration, once and only once, under the Securities Act of all or part of the registrable shares then outstanding. We are required to use our best efforts to file such registration statement as promptly as practicable after the date any such request is received by us and to cause such registration statement to be declared effective. If more than 80 percent of the shares held by Barron Partners as of January 23, 2004 have been registered or sold, this provision shall expire.

         We have agreed that the registration statement shall include a plan of distribution section reasonably acceptable to Barron Partners.

         If, after July 23, 2004 we have not registered the registrable securities, we shall, for each such day, pay Barron Partners, as liquidated damages and not as a penalty, an amount equal to 24 percent of $2,000,000 per annum; and for any such day, such payment shall be made no later than the first business day of the calendar month next succeeding the month in which such day occurs.

         Our obligation terminates when Barron Partners no longer holds more than 20 percent of its registrable securities.

         RIGHT TO INCLUDE ("PIGGY-BACK") REGISTRABLE SECURITIES. Barron Partners has "piggy-back" registration rights similar to investors in our private placements.

         WARRANTS FOR FOX & COMPANY, INC. We have also issued 475,375 warrants to purchase shares of our common stock to Fox & Company, Inc., the broker who arranged the investment by Barron Partners LP. All of the warrants described in this paragraph are similar to the A Warrant issued to Barron Partners LP, except that the exercise price is $1.10 and there is no adjustment to the exercise price as called for in the A Warrant for Barron Partners. All warrants have "piggy-back" registration rights the same as afforded to the investors under the private placements.

         WARRANTS FOR VERTICAL CAPITAL PARTNERS, INC. We have also issued warrants to purchase 220,000 shares of our common stock to Vertical Capital Partners, Inc., the broker who arranged the investment by the Accredited Investor on March 25, 2004. All of the warrants described in this paragraph are similar to the A Warrant issued to Barron Partners LP, except that the exercise price is $1.65 and there is no adjustment to the exercise price as called for in the A Warrant for Barron Partners. All warrants have "piggy-back" registration rights the same as afforded to the investors under the private placements.

INVESTOR REGISTRATION RIGHTS AGREEMENTS

         "PIGGY-BACK" REGISTRATION RIGHTS. We have executed a Registration Rights Agreement with certain of the investors in our private placements covering the shares of our common stock purchased by the investors and the shares of our common stock issuable upon the exercise of the warrants and any other securities issued or issuable at any time or from time to time in respect of our common stock as a result of a merger, consolidation, reorganization, stock split, stock dividend, recapitalization or other similar event involving Entech (the "Registrable Securities").

         Provided that the Registrable Securities have not been registered, if at any time after the date of the Investor Registration Rights Agreement, but before the third anniversary of the date thereof, we propose to register any of our securities under the Securities Act, other than by a registration in connection with an acquisition in a manner which would not permit registration of the Registrable Securities for sale to the public, on Form S-8, or any successor form thereto, on Form S-4, or any successor form thereto, on an underwritten basis (either "best-efforts" or "firm-commitment"), then, we will give prompt written notice to the investor of our intention to do so and of the investor's rights under the Investor Registration Rights Agreement.

         Upon the written request of the investor made within 10 days after the receipt of any such notice (which request shall specify the Registrable Securities intended to be disposed of by the investor and the intended method of disposition thereof), we will, subject to the terms of the Investor Registration Rights Agreement, use our commercially reasonable best efforts to effect the registration under the Securities Act of the Registrable Securities, to the extent requisite to permit the disposition (in accordance with the intended methods thereof as aforesaid) of the Registrable Securities so to be registered, by inclusion of the Registrable Securities in a registration statement filed by us on Form S-1, SB-2, or S-3, or some other similar form pursuant to the Securities Act to register the securities which we propose to register, provided that if, at any time after written notice of our intention to register any securities and prior to the effective date of the registration statement filed in connection with such registration, we determine for any reason either not to register or to delay registration of such securities, we may, at our election, give written notice of such determination to the investor and, thereupon:

o In the case of a determination not to register, we will be relieved of the obligation to register any Registrable Securities in connection with such registration (but not from our obligation to pay the registration expenses in connection therewith); and

o In the case of a determination to delay registering, we will be permitted to delay registering any Registrable Securities, for the same period as the delay in registering such other securities.

         If the managing underwriter of the underwritten offering contemplated by the Investor Registration Rights Agreement informs Entech and the investor of its belief that the number of securities requested to be included in such registration exceeds the number which can be sold in such offering, then we will include in such registration, to the extent of the number which we are so advised can be sold in such offering:

o        First, securities proposed by us to be sold for our own account; and

o Second, Registrable Securities and securities of other selling security holders requested to be included in such registration pro rata on the basis of the number of shares of such securities so proposed to be sold and so requested to be included; provided, however, the investor shall have pro rata rights of registration with all shares sought to be included by officers and directors of Entech as well as holders of 10 percent or more of our common stock.

         Subject to such other reasonable requirements as may be imposed by the underwriter as a condition of inclusion of the Registrable Securities in the registration statement, the investor will agree by acquisition of the Registrable Securities, if so required by the managing underwriter, not to sell, make any short sale of, loan, grant any option for the purchase of, effect any public sale or distribution of or otherwise dispose of, except as part of such underwritten registration, any equity securities of Entech, during such reasonable period of time requested by the underwriter; provided however:

o The secondary offering is intended to raise a minimum of $8,000,000 on behalf of Entech; and

o Such period shall not exceed the 90 day period commencing with the completion of an underwritten offering.

         We will agree that during any holdback period, the investor may sell, in the holdback period, Registrable Securities in the amount of up to one percent per week of the shares of our common stock held by the investor as long as the Investor Registration Rights Agreement remains effective.

         The investor may not participate in any underwritten offering under the Investor Registration Rights Agreement unless the investor agrees to sell its securities on the basis provided in any underwriting arrangements approved, by the investor.

RECENT SALES OF UNREGISTERED SECURITIES

         During 2003, we did not issue any unregistered equity securities:

         However, on January 21, 2004, in connection with the stock exchange between Environmental Technologies, Inc. and Cyber Public Relations, Inc., we issued 9,550,000 shares of our common stock to the stockholders of Environmental Technologies, Inc.

         The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. All of the investors took their securities for investment purposes without a view to distribution and had access to information concerning Entech and our business prospects, as required by the Securities Act.

         On January 23, 2004, we issued to Barron Partners LP 2,000,000 shares of common stock and warrants for the purchase of 7,165,000 shares of our common stock, in exchange for $2,000,000 in cash. The investor took its securities for investment purposes without a view to distribution and had access to information concerning Entech and our business prospects, as required by the Securities Act.

         On January 23, 2004, in connection with the investment by Barron Partners LP, we issued warrants for the purchase of our 475,375 shares of common stock to affiliates of a broker-dealer which arranged the investment by Barron Partners LP. Each of the warrant holders took its securities for investment purposes without a view to distribution and had access to information concerning Entech and our business prospects, as required by the Securities Act.

         From January 12, 2004, through March 24, 2004, pursuant to a private placement to Accredited Investors, we issued to 12 investors, in exchange for $520,000 in cash, 260,000 shares of our common stock and warrants for the purchase of 260,000 shares of our common stock at an exercise price of $2.50 per share, and warrants for the purchase of 260,000 shares of our common stock at an exercise price of $3.00 per share. The investors took their securities for investment purposes without a view to distribution and had access to information concerning Entech and our business prospects, as required by the Securities Act.

         On March 25, 2004, pursuant to a private placement to Accredited Investors, we issued to one investor, in exchange for $240,000 in cash, 160,000 shares of our common stock. The investor took his securities for investment purposes without a view to distribution and had access to information concerning Entech and our business prospects, as required by the Securities Act.

         On March 26, 2004, in connection with the investment by the Accredited Investor on March 25, 2004, we issued warrants for the purchase of 17,600 shares of our common stock to a broker-dealer which arranged the investment by the investor. The warrant holder took its securities for investment purposes without a view to distribution and had access to information concerning Entech and our business prospects, as required by the Securities Act.

         In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to persons with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

SECTION 15(g) OF THE EXCHANGE ACT

         The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.
         Rule 15g-2 declares unlawful any broker-dealer transactions in "penny stocks" unless the broker-dealer has first provided to the customer a standardized disclosure document.

         Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a "penny stock" transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

         Rule 15g-4 prohibits broker-dealers from completing "penny stock" transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

         Rule 15g-5 requires that a broker-dealer executing a "penny stock" transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

         Our common stock may be subject to the foregoing rules. The application of the "penny stock" rules may affect our stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the "penny stock" rules.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Information:

         This document includes forward-looking statements. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Plan of Operations" regarding our strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable at this time, we can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, the state of the economy, competition, unanticipated business opportunities, availability of financing, market acceptance, government regulation, dependence on key personnel, limited public market and liquidity, shares eligible for future sale, and other risks that may apply to us.

         The following is a discussion of the financial condition and results of our operations as of the date of this Annual Report. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements including the Notes thereto which are included elsewhere in this Form 10-KSB.

Critical Accounting Policies

         The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. Our significant accounting policies are disclosed in footnotes to the accompanying financial statements.

PLAN OF OPERATIONS

         The plan of operations for Cyber Public Relations which existed before the exchange with Entech is no longer applicable. Please see Item 1 of this Annual Report for the discussion of our plan of operation going forward since January 21, 2004.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         Before the exchange with Entech, we had not launched our operations. Activity during the past year was confined to testing the viability of our business model and the identification of markets and development of products. Please see Item 1 of this Annual Report for the discussion of our proposed future operations going forward since January 21, 2004.

Year Ended December 31, 2003 and 2002

         The following discussion relates to our activities for the fiscal year ending December 31, 2003 as Cyber Public Relations, Inc.

         We had a net loss of $6,029 in 2003 as compared to a net loss of $34,774 in 2002. The decrease in loss is due to a reduction in general and administrative expenses as we continued minimum operations until additional financing could be achieved and full sales and marketing operations could be launched.

         As a result of our operating loss of $69,209 from our inception on June 29, 1998 through December 31, 2003, we incurred a cash flow deficit of $32,524 from operating activities, adjusted principally for accrued liabilities of $14,935 and equity based compensation of $21,500. We met our cash requirements during this period through the receipt of $9,054 of cash advanced from our president as well as $35,000 from an entity controlled by our president.

         At the fiscal year end, our current liabilities exceeded our current assets by $47,219.

FUTURE OPERATIONS

         Please see Item 1 of this Annual Report for the discussion of our proposed future operations going forward since January 21, 2004.

RECENT DEVELOPMENTS

         Please see Item 1 of this Annual Report for the discussion of our proposed operations going forward since January 21, 2004.

New Accounting Pronouncements
-----------------------------

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

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements.

ITEM 7.      FINANCIAL STATEMENTS.

         The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1 through F-16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A.     CONTROLS AND PROCEDURES.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

         EVALUATION OF DISCLOSURE AND CONTROLS AND PROCEDURES. As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         As of December 31, 2003, the following table furnishes the information concerning our directors and officers.

   NAME                   AGE              POSITION               DIRECTOR SINCE
   ----                   ---              --------               --------------
Maria Trinh               35       President, Secretary,
                                   Treasurer and Director

         Maria Trinh graduated from the University of British Columbia with a Fine Arts Degree in 1991. In 1995 she worked for Advanced Cultural Technologies, a software development company in Vancouver, British Columbia. For the past five years she has been a free-lance artist, taking up jewelry design in early 1998 commensurate with the founding of Galaxyblue Jewelry. As a small business owner, Ms. Trinh saw the need and the potential in helping to bring e-commerce solutions to small and medium sized businesses. Since our inception, Ms. Trinh has been working on developing a viable e-commerce solutions business model.

         Mrs. Trinh resigned as an officer and director on January 21, 2004.

         The following table sets forth information concerning the directors and executive officers of Entech as of the date of this Annual Report:

                   NAME                 AGE                         POSITION                        DIRECTOR SINCE
                   ----                 ---                         --------                        --------------
      Steven D. Rosenthal, Ed.D.         51           Chief Executive Officer and Director               2001
      Robert K. Christie                 37           Chief Operating Officer and Director               2003
      Bret Covey                         38               Vice President and Director                    2003
      Douglas L. Parker                  39               Vice President and Director                    2003
      Burr Northrop                      40        Vice President of Development and Director            2003
      Edward W. Link                     60                         Director                             2004
      Barbara Tainter                    50                 Chief Financial Officer                      N/A
      William F. Greene                  48           Vice President of Investor Relations               N/A

         The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors. The number of the directors may be fixed from time to time by resolution duly passed by our board. Each director is elected for a period of one year at the annual meeting of our stockholders, and will hold office for the term for which elected and until his successor is elected and qualified or until his earlier death, resignation or removal. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may generally be filled by a majority of the directors then remaining in office. The directors elect officers annually. There are no family relationships among the directors and officers of Entech.

         We may employ additional management personnel, as our board of directors deems necessary. Entech has not identified or reached an agreement or understanding with any other individuals to serve in management positions, but does not anticipate any problem in employing qualified staff.

         A description of the business experience during the past several years for each of the directors and executive officers of Entech is set forth below.

         Steven D. Rosenthal, Ed.D. has served as chief executive officer of Christie-Peterson Development since March 2002 and as chairman of the board since 2001. Prior to joining Christie-Peterson Development, Dr. Rosenthal served as chief operating officer and president of The Majestic Companies, Ltd., a publicly traded holding company with operations in modular building construction and transportation safety products, from 1997 until 2002.

         Prior to founding Christie-Peterson Development in 1995, Robert K. Christie served in senior positions managing commercial and residential construction projects, including vice president of the Anden Group and as vice president of Topa Savings and Loan.

         Before joining Christie-Peterson Development in June 2001 as executive vice president, from 1987 to 2001, Bret Covey was chief executive officer and president of H.B. Covey, Inc.

         Douglas L. Parker has over 14 years experience related to the hazardous waste industry. He has served as president and chief executive officer of Advanced Fuel Filtrations Systems, Inc. since 1998.

         Burr Northrop, before recently joining Christie-Peterson Development, managed compliance programs and fuel system renovations at Connor Environmental, served as president of Kaliber Construction and Engineering. Since 1992, he has served as president of H.B. Covey, Inc.

         Edward W. Link, since 1976, has been president and chief executive officer of Link-Allen & Associates, Inc., insurance brokers.

         Barbara Tainter joined Christie-Peterson Development in October 2002. Ms. Tainter was controller of Duncan Brothers from 1994 until 2002.

         William F. Greene joined Entech in February 2004. He previously performed consulting services for Resources Connection from 1999 through 2001. Thereafter, he had his consulting services for various clients where he provided planning and acquisition services. Mr. Greene has 24 years of experience in finance and accounting.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all forms so filed.

         Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended December 31, 2003, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

COMMITTEES OF THE BOARD OF DIRECTORS

         COMPENSATION COMMITTEE. Our board of directors has created a compensation committee. However, no members of the committee have been appointed and the committee has not been formally organized. The compensation committee will make recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. We have adopted a charter for the compensation committee.

         AUDIT COMMITTEE. Our board of directors has created an audit committee which is directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. The audit committee will also review and evaluate our internal control functions. However, no members of the committee have been appointed and the committee has not been formally organized. We have adopted a charter for the audit committee.

CHANGE IN CONTROL

         On January 21, 2004, as a direct result of the transaction referred to in Item 1 hereof, Steven D. Rosenthal, Robert K. Christie, and Douglas L. Parker, stockholders of Environmental Technologies, Inc., a Nevada corporation ("Entech"), and on January 21, 2004, as a direct result of the transaction referred to in Item 1 hereof, Barron Partners LP, became "control persons" of Cyber Public Relations as that term is defined in the Securities Act.

         The status of Messrs. Rosenthal, Christie, and Parker as control persons arose from the issuance of an aggregate of 9,550,000 shares of the common stock of Cyber Public Relations (approximately 96.81 percent of the total issued and outstanding shares) to the 12 stockholders of Entech (three of whom were Messrs. Rosenthal, Christie, and Parker) in exchange for all of the stockholders' shares of the Entech common stock. As a result of the exchange, Entech became a wholly-owned subsidiary of Cyber Public Relations. Additionally, with the consummation of the transactions referred to in Item 1 of this Annual Report, Ms. Maria Trinh, the sole officer and director of Cyber Public Relations prior to the transaction described below, resigned her positions as an officer and director of Cyber Public Relations. Steven D. Rosenthal, Robert K. Christie, Barbara Tainter, Bret Covey, and Douglas L. Parker were elected directors in her place and stead.

         On January 21, 2004, the new board of directors elected the following officers:

                  OFFICE                           NAME                 AGE
                  ------                           ----                 ---

         Chief Executive Officer        Steven D. Rosenthal, Ed.D.       51
         Chief Operating Officer            Robert K. Christie           37
         Chief Financial Officer              Barbara Tainter            50
              Vice President                    Bret Covey               38
              Vice President                 Douglas L. Parker           39
      Vice President of Development            Burr Northrop             40

         On January 28, 2004, the board elected Edward W. Link to the board of directors.

         On February 16, 2004, the board elected William F. Greene as vice president of investor relations.

         The status of Barron Partners LP as a control person arose as result of the acquisition on January 21, 2004 of 2,000,000 shares of the Registrant's common stock and 7,150,000 warrants to acquire shares of our common stock.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The following table sets forth, as of March 28, 2004, information concerning ownership of our securities by:

o Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

o        Each director;

o        Each named executive officer; and

o        All directors and officers as a group.

                                                                             SHARES BENEFICIALLY OWNED (2)
                                                                             -----------------------------
                      NAME OF BENEFICIAL OWNER (1)                            NUMBER            PERCENT
                      ----------------------------                            ------            -------
Steven D. Rosenthal, Ed.D.............................................       1,001,500             4.89%
Robert K. Christie....................................................       3,750,175            18.34%
Barbara Tainter.......................................................         250,000             1.22%
Bret Covey............................................................         650,500             3.18%
Burr Northrop.........................................................         500,000             2.44%
Douglas L. Parker.....................................................       1,250,000             6.11%
Edward W. Link........................................................             -0-               -0-
William F. Greene.....................................................             200              -0-*
                                                                             ---------            ------
All directors and executive officers as a group (eight persons).......       7,402,375            36.18%
                                                                             =========            ======
Barron Partners LP (3)................................................       9,150,000            44.75%

----------------
*     Less than one percent.
(1) Unless otherwise indicated, the address for each of these stockholders is c/o Entech Environmental Technologies, Inc., 8513 Rochester Avenue, Rancho Cucamonga, California 91730. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he or she beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of the date of this Annual Report, there were issued and outstanding 12,285,000 shares of our common stock and 7,625,375 warrants for the purchase of shares of our common stock, all of which are immediately exercisable, 7,150,000 of which are in favor of Barron Partners LP.
(3) Barron Partners LP, whose address is 730 Fifth Avenue, 9th Floor, New York, New York 10019, owns 2,000,000 shares of our common stock and warrants for the purchase of 7,150,000 shares of our common stock.

         There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Entech.

         There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

         The foregoing description of the transactions is qualified in its entirety to the information contained in Item 2 of this Annual Report and the full text of the Capital Stock Exchange Agreement, previously filed by us as an exhibit to a Current Report on Form 8-K.

CODE OF ETHICS

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

o Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

o        Compliance with applicable governmental laws, rules and regulations;

o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

o        Accountability for adherence to the code.

         A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is attached to this Annual Report as an exhibit. We have filed with the SEC a copy of the code of ethics attached hereto. We will post a copy of the code of ethics on our website at www.goentech.com, as soon as we complete construction of the site.

         We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 8513 Rochester Avenue, Rancho Cucamonga, California 91730, telephone number (909) 912-0828.

ITEM 10.     EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Cyber Public Relations, Inc. and our subsidiaries for the fiscal years ended December 31, 2003, 2002 and 2001, before the exchange with Entech on January 21, 2004.

                                               SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION                LONG TERM COMPENSATION
                                   --------------------------------    ------------------------------------
                                                                                AWARDS            PAYOUTS
                                                                       -------------------------- --------
                                                                       RESTRICTED    SECURITIES
                                   SALARY   BONUS      OTHER ANNUAL      STOCK       UNDERLYING     LTIP       ALL OTHER
   NAME AND PRINCIPAL                                  COMPENSATION     AWARD(S)    OPTIONS/SARS   PAYOUTS   COMPENSATION
        POSITION            YEAR     ($)      ($)           ($)            ($)           (#)         ($)          ($)
-------------------------- ------- -------- --------- ---------------- ----------- -------------- --------- ---------------
Maria Trinh                 2003      0        0             0             0             0           0            0
President, Treasurer        2002      0        0             0             0             0           0            0
Secretary and Director      2001      0        0             0             0             0           0            0
-------------------------- ------- -------- --------- ---------------- ----------- -------------- --------- ---------------

         Before December 31, 2003, we had no long-term incentive compensation plan for our executive officers and employees. We do not award stock appreciation rights or long term incentive plan pay-outs.

OPTIONS GRANTED TO EMPLOYEES IN FISCAL 2003

         No stock options were granted to employees during fiscal year ended December 31, 2003.

COMPENSATION OF DIRECTORS

         In the fiscal year ended December 31, 2003, we paid no compensation to our directors for their services as directors.

EMPLOYMENT AGREEMENTS

         Prior to the exchange between Cyber Public Relations and Entech we did not have any employment agreements with any of our officers or employees. However, on December 15, 2003, Entech entered into employment agreements with Steven D. Rosenthal, Robert K. Christie, Douglas L. Parker, and James L. Christ, one of our significant employees. Each agreement terminates on November 30, 2006. The basic terms of each agreement are as follows:

o Dr. Rosenthal will receive a salary of $360,000 per year, plus bonuses, cost of living increases, and other benefits. The agreement may be renewed. In addition, Dr. Rosenthal received 1,000,000 shares of our common stock upon execution of his agreement. Moreover, Dr. Rosenthal will receive 250,000 shares of our common stock beginning on the second year of his contract and subsequently with each renewal of the agreement. The 250,000 shares and the shares to be received upon renewal of the agreement will be subject to a registration rights agreement, which are the same as those afforded to investors in our private placements.

o Mr. Christie will receive a salary of $300,000 per year, plus bonuses, cost of living increases, and other benefits. The agreement may be renewed. In addition, Mr. Christie received 1,000,000 shares of our common stock upon execution of his agreement. Moreover, Mr. Christie will receive 200,000 shares of our common stock beginning on the second year of his contract and subsequently with each renewal of the agreement. The 200,000 shares and the shares to be received upon renewal of the agreement will be subject to a registration rights agreement, which are the same as those afforded to investors in our private placements.

o Mr. Parker will receive a salary of $275,000 per year, plus bonuses, cost of living increases, and other benefits. The agreement may be renewed. In addition, Mr. Parker received 300,000 shares of our common stock upon execution of his agreement.

o Mr. Christ will receive a salary of $156,000 per year, plus bonuses, cost of living increases, and other benefits. The agreement may be renewed.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         As of December 31, 2003, the following table presents information regarding the beneficial ownership of all shares of our common stock by:

o Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

o        Each director of Entech;

o        Each named executive officer; and

o        All directors and officers as a group.

                                                                     SHARES BENEFICIALLY
                                                                             OWNED (2)
                                                                      ---------------------
               NAME AND ADDRESS OF BENEFICIAL OWNER (1)               NUMBER        PERCENT
               ----------------------------------------               ------        -------
Maria Trinh......................................................   2,000,000        91.0%
All directors and officers as a group (one person)...............   2,000,000        91.0%

-------------
(1) Unless otherwise indicated, the address for each of these stockholders is c/o Entech Environmental Technologies, Inc., 8513 Rochester Avenue, Rancho Cucamonga, California 91730. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.
(2)  Beneficial ownership is determined in accordance with the rules of the SEC.

         As of the date of this Annual Report, the following table presents information regarding the beneficial ownership of all shares of our common stock by:

o Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

o        Each director of Entech;

o        Each named executive officer; and

o        All directors and officers as a group.

                                                                             SHARES BENEFICIALLY OWNED (2)
                                                                             -----------------------------
                      NAME OF BENEFICIAL OWNER (1)                            NUMBER            PERCENT
                      ----------------------------                            ------            -------
Steven D. Rosenthal, Ed.D.............................................       1,001,500             5.08%
Robert K. Christie....................................................       3,750,175            19.01%
Barbara Tainter.......................................................         250,000             1.27%
Bret Covey............................................................         650,500             3.30%
Burr Northrop.........................................................         500,000             2.53%
Douglas L. Parker.....................................................       1,250,000             6.37%
Edward W. Link........................................................             -0-               -0-
William F. Greene.....................................................             200              -0-*
                                                                             ---------            ------
All directors and executive officers as a group (eight persons)........       7,402,375            37.53%
                                                                             =========            ======
Barron Partners LP (3)................................................       9,150,000            46.39%

-------------
*     Less than one percent.
(1) Unless otherwise indicated, the address for each of these stockholders is c/o Entech Environmental Technologies, Inc., 8513 Rochester Avenue, Rancho Cucamonga, California 91730. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he or she beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of the date of this Annual Report, there were issued and outstanding 12,285,000 shares of our common stock and 7,625,375 warrants for the purchase of shares of our common stock, all of which are immediately exercisable, 7,150,000 of which are in favor of Barron Partners LP.
(3) Barron Partners LP, whose address is 730 Fifth Avenue, 9th Floor, New York, New York 10019, owns 2,000,000 shares of our common stock and warrants for the purchase of 7,150,000 shares of our common stock.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Before December 31, 2003 there were no related transactions involving the officers and directors of Cyber Public Relations, Inc. However, following the exchange with Entech, we lease from Robert K. Christie, our chief operating officer, director and a controlling stockholder, approximately 23,000 square feet of warehouse/office space in Rancho Cucamonga, California for an annual rental of $168,000. The lease expires in December 2013. In addition, we lease from Burr Northrop, one of our officers and a controlling stockholders, approximately 8,000 square feet of warehouse space in Chino, California for an annual rental of $54,000. That lease expires in 2005.

         We have closed triangular mergers with Christie-Peterson Development, H.B. Covey, Inc., and Advanced Fuel Filtration Systems, Inc. Most of the principal officers, directors, and controlling stockholders of the merged companies occupy similar positions with Entech.

         CHRISTIE-PETERSON DEVELOPMENT. In December 2003, we merged our wholly-owned subsidiary, Parr Sub One, Inc. into Christie-Peterson Development, a California corporation, wholly-owned by Robert K. Christie, our chief operating officer and a controlling stockholder and one of our directors. As a result of the merger, Mr. Christie received 2,500,000 shares of our common stock having an agreed value of $5,000,000.00 in exchange for all of his shares of the common stock of Christie-Peterson, which was the surviving corporation and became a wholly-owned subsidiary of Entech. Our shares transferred to Mr. Christie contained a legend restricting the transfer thereof as required by the Securities Act.

         We have a "call" (the "Call") on the 2,500,000 shares of our common stock received by Mr. Christie in connection with the merger at a price of $2.50 per share, payable in cash. The Call may be exercised in whole or in part on or before June 30, 2004. To the extent that the Call is not fully exercised before June 30, 2004, Mr. Christie has a "put" (the "Put") on our shares that have not been purchased pursuant to the Call. The Put may be exercised in whole or in part at any time after June 30, 2004 and before December 31, 2004, and shall be at a price of $2.50 per share. The purchase price for any such shares purchased pursuant to the Put may be paid either in cash or by means of a promissory note, bearing no interest, and due on or before December 31, 2004 (the "Note"). The Note will be secured by a pledge of such shares until the Note is paid in full. As long as there is no default with respect to the Note, the shares will be deemed to be cancelled, subject to reissuance if there is a default in the payment of the Note, and will carry no voting rights.

         Before the merger with Parr Sub One, Christie-Peterson owed Robert K. Christie the sum of $205,000, which amount remains outstanding.

         H.B. COVEY, INC. In December 2003, we merged our wholly-owned subsidiary, Parr Sub Three, Inc. into H.B. Covey, Inc., a California corporation, owned by Burr Northrop, one of our vice presidents, Robert K. Christie, and Bret Covey, one of our vice presidents and a director. As a result of the merger, Messrs. Northrop, Christie, and Covey received 750,000 shares of our common stock having an agreed value of $1,500,000.00 in exchange for all of their shares of the common stock of H.B. Covey, which was the surviving corporation and became a wholly-owned subsidiary of Entech. Mr. Northrop received 250,000 shares, Mr. Christie received 250,000 shares, and Mr. Covey received 250,000 shares. Our shares transferred to Messrs. Northrop, Christie, and Covey contained legends restricting the transfer thereof as required by the Securities Act.

         As additional consideration for the merger, we delivered to Messrs. Northrop, Christie, and Covey the sum of $1,000,000, payable pursuant to a promissory note due on June 30, 2004. On the effective date of the merger, we assumed all of the outstanding liabilities of H.B. Covey totaling $1,430,442 as of that date.

         Before the merger with Parr Sub Three, H.B. Covey owed Bret Covey the sum of $247,147 and Burr Northrup the sum of $570,091. The amounts owed to Messrs. Covey and Northrup were paid as a result of the delivery of the $1,000,000 promissory note delivered by Entech in connection with the merger.

         ADVANCED FUEL FILTRATION SYSTEMS, INC. In December 2003, we merged our wholly-owned subsidiary, Parr Sub Two, Inc. into Advanced Fuel Filtration Systems, Inc., a California corporation, owned by Douglas L. Parker, one of our vice presidents and directors, James R. Christ, one of our key employees, Grover
G. Moss, and Donald G. St. Clair. As a result of the merger, Messrs. Parker, Christ, Moss, and St. Clair received 2,000,000 shares of our common stock having an agreed value of $4,000,000.00 in exchange for all of their shares of the common stock of AFFS, which was the surviving corporation and became a wholly-owned subsidiary of Entech. Mr. Parker received 950,000 shares, and Mr. Christ received 100,000 shares. Our shares transferred to Messrs. Parker, Christ, Moss, and St. Clair contained legends restricting the transfer thereof as required by the Securities Act.

         As additional consideration for the merger:

o We delivered to the stockholders of AFFS on the effective date of the merger with Parr Sub Two the sum of $1,000,000.00, payable pursuant to a promissory note due on June 30, 2004.

o It was acknowledged that we made an advance to AFFS of $250,000.00 which was applied against debts owing by AFFS as of November 14, 2003.

o The stockholders of AFFS assigned to us all of their shares of the capital stock of Advanced Petroleum Transport, Inc., a California corporation, which shares were all of the issued and outstanding shares of the capital stock of Advanced Petroleum Transport, Inc.

o We assumed all of the AFFS Third Party Liability Debts totaling $4,484,066 previously disclosed by AFFS to us pursuant to that certain Letter of Intent with respect to the Merger dated October 31, 2003 between us and AFFS (the "Third Party Liability Debts").

o We agreed that we would attempt to cause the release of all continuing guaranties of the stockholders of AFFS in connection with the AFFS third party liability debts.

TRANSACTIONS WITH INTERESTED DIRECTORS AND OFFICERS

         Our articles of incorporation and bylaws provide that a director or officer may enter into contracts or arrangements or have dealings with us, and shall not be disqualified as a director or officer thereby, nor shall he be liable to account to us for any profit arising out of any such contracts, arrangements or dealings to which he is a party in which he is interested by reason by his being at the same time a director or officer of Entech, nor shall any such contract or transaction be void or voidable solely for this reason, or solely because such director or officer is present at or participates in the meeting of our board of directors, or a committee thereof, which authorizes any such contract or transaction, or solely because his vote is counted for such purpose, provided that:

o The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to our board of directors or the committee, and the board or committee, as the case may be, in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or

o The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

o The contract or transaction is fair as to Entech as of the time it is authorized, approved or ratified, by our board of directors, a committee thereof, or our stockholders.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         The following exhibits are hereby filed as part of this Annual Report on Form 10-KSB or incorporated by reference.

 EXHIBIT NO.                IDENTIFICATION OF EXHIBIT
 -----------                -------------------------
  3.1 *         Articles of Incorporation of the Registrant
  3.2 *         By-laws of the Registrant
  10.1*         Convertible note dated March 14, 2002
  10.2*         Convertible note dated March 28, 2002
  14 **         Code of Ethics
  31.1 **       Certification of Steven D. Rosenthal, President and Chief
                Executive Officer of Entech Environmental Technologies, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002.
  31.2**        Certification of Steven D. Rosenthal, Chief Financial Officer
                and Treasurer of Entech Environmental Technologies, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002.
  32.1**        Certification of Steven D. Rosenthal, President and Chief
                Executive Officer of Entech Environmental Technologies, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002.
  32.2**        Certification of Steven D. Rosenthal, Chief Financial Officer
                and Treasurer of Entech Environmental Technologies, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002.

---------------
*    Previously filed.
**   Filed herewith.

         (b)      Reports on Form 8-K.

         We did not file any current reports on Form 8-K during the reporting period.

         On January 28, 2004 we file a Form 8-K reporting a change of control, the acquisition of material assets, and the private placement by Barron Partners LP.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         The aggregate fees billed by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the audit of our annual financial statements for fiscal year 2002 were $4,797. The aggregate fees billed by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the audit of our annual financial statements for fiscal year 2003 were $10,100.

ALL OTHER FEES

         There were no other fees billed by Russell Bedford Stefanou Mirchandani LLP for professional services rendered, other than as stated under the captions Audit Fees.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.

Date: March 30, 2004
                                      By /s/ Steven D. Rosenthal
                                        ----------------------------------------
                                          Steven D. Rosenthal,
                                          President, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURE                                 TITLE                              DATE
           ---------                                 -----                              ----

  /s/ Steven D. Rosenthal               Chief Executive Officer and Director         March 30, 2004
----------------------------
STEVEN D. ROSENTHAL

  /s/ Robert K. Christie                Chief Operating Officer and Director         March 30, 2004
----------------------------
ROBERT K. CHRISTIE

  /s/ Barbara Tainter                          Chief Financial Officer               March 30, 2004
----------------------------
BARBARA TAINTER

  /s/ Bret Covey                             Vice President and Director             March 30, 2004
----------------------------
BRET COVEY

  /s/ Douglas L. Parker                      Vice President and Director             March 30, 2004
----------------------------
DOUGLAS L. PARKER

  /s/ Burr Northrop                       Vice President of Development and          March 30, 2004
----------------------------                          Director
BURR NORTHROP

  /s/ Edward W. Link                                  Director                       March 30, 2004
----------------------------
EDWARD W. LINK

  /s/ William F. Greene                 Vice President of Investor Relations         March 30, 2004
----------------------------
WILLIAM F. GREENE


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2003 AND 2002

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

                           CYBER PUBLIC RELATIONS INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------

Report of Independent Certified Public Accountants                        F-3

Balance Sheet at December 31, 2003 and 2002                               F-4

Statement of Losses for the years ended of December 31, 2003 and 2002     F-5
and for the period June 29, 1998 (date of inception) through December 31, 2003

Statement of Deficiency in Stockholders' Equity for the period June 29, 1998 (date of inception) through
   December 31, 2003                                              F-6

Statement of Cash Flows for the years ended December 31, 2003 and 2002    F-7
and for the period June 29, 1998 (date of inception) through
December 31, 2003
Notes to Financial Statements                                        F-8 to F-16

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Cyber Public Relations, Inc
Rancho Cucamonga, California

 We have audited the accompanying balance sheet of Cyber Public Relations, Inc, (the "Company", a development stage company) as of December 31, 2003 and 2002 and the related statements of losses, deficiency in stockholders' equity, and cash flows for the two years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Public Relations, Inc (development stage company) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the two years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. We express no opinion on the cumulative period from inception through December 31, 2000.

                                 /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                 --------------------------------------------
                                      RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                           Certified Public Accountants

New York, New York
March 8, 2004


                                             CYBER PUBLIC RELATIONS, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                                    BALANCE SHEETS
                                           AS OF DECEMBER 31, 2003 AND 2002

                                                                                     2003        2002
                                         ASSETS
Current Assets:
Cash                                                                               $ 11,770    $ 12,565

                                                                               -------------------------
                                  Total Current Assets                             $ 11,770    $ 12,565
                                                                               =========================

LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S EQUITY

Current Liabilities:
Accrued Expenses and Liabilities                                                   $ 14,935    $ 12,029
Officer Advances  (Note B)                                                            9,054       6,726
Notes payable ( Note C )                                                             35,000           -
                                                                               -------------------------
    TOTAL CURRENT LIABILITIES                                                        58,989      18,755
                                                                               =========================

Notes payable ( Note C )                                                                  -      35,000

DEFICIENCY IN STOCKHOLDER'S EQUITY:
Preferred Stock, par value, $ .001 per share; authorized 10,000,000
shares; None issued and outstanding                                                       -           -
Common Stock, par value, $ .001 per share; authorized 100,000,000
shares; 2,199,000 issued and outstanding                                              2,199       2,199
Additional Paid in Capital                                                           19,791      19,791
Accumulated Deficit                                                                 (69,209)    (63,180)
                                                                               -------------------------
Total deficiency in stockholder's equity                                            (47,219)    (41,190)
                                                                               =========================

                                                                               -------------------------
                                                                                   $ 11,770    $ 12,565
                                                                               =========================

                               (See accompanying notes to financial statements)


                                               CYBER PUBLIC RELATIONS, INC
                                              (A DEVELOPMENT STAGE COMPANY)
                                                   STATEMENT OF LOSSES
                                     FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                           For the period 1998
                                                                For the         For the        from June 29,
                                                              year ended       year ended   (date of inception)
                                                                  2003            2002      through December 31, 2003
                                                                  ----            ----      ------------------
Revenue:
Sales                                                        $         -     $          -        $     6,336
Costs and Expenses:
General and administrative                                         2,472           22,497             59,711
                                                             ------------------------------------------------

Total Operating Expenses                                           2,472           22,497             59,711

Loss from Operations                                              (2,472)         (22,497)           (53,375)

Interest Expenses                                                 (3,557)         (12,277)           (15,834)
Income (taxes) benefit                                                 -                -                  -

Net Loss                                                          (6,029)         (34,774)           (69,209)
                                                             ------------------------------------------------
Loss per common share (basic and assuming dilution)                    -            (0.02)             (0.03)
                                                             ================================================

Weighted average common shares outstanding                     2,199,000        2,199,000          2,199,000

                                    (See accompanying notes to financial statements)

                                                    CYBER PUBLIC RELATIONS, INC
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
                             FOR THE PERIOD JUNE 29, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2003

                                       Preferred Stock               Common Stock         Additional
                                                                                         Paid In       Accumulated
                                     Shares      Amount        Shares         Amount     Capital         Deficit           Total
                                     ------      ------        ------         ------     -------         -------           -----
Common shares issued on July 5,
1998 in exchange of services
rendered valued at $.01 per share    --      $     --       2,000,000    $   2,000      $   18,000                       $   20,000

Common shares issued on October
20, 1998 in exchange for debt
valued at $.01 per share             --      $     --          25,000    $      25      $      225      $       --       $      250

Common shares issued on October
20, 1998 for cash at $.01 per
share                                --      $     --          24,000    $      24      $      216      $       --       $      240

Net loss                             --      $     --              --    $      --      $       --      $  (20,569)      $  (20,569)
                                   -------------------------------------------------------------------------------------------------

Balance at December 31, 1998         --      $     --       2,049,000    $   2,049      $   18,441      $  (20,569)      $      (79)

Net income                           --      $     --              --    $      --      $       --      $    1,367       $    1,367
                                   -------------------------------------------------------------------------------------------------

Balance at December 31, 1999         --      $     --       2,049,000    $   2,049      $   18,441      $  (19,202)      $    1,288

Common shares issued on October
10, 2000 in exchange for
services rendered valued at $.01
per share                            --      $     --         150,000    $     150      $    1,350      $       --       $    1,500

Net loss                             --      $     --              --    $      --      $       --      $   (1,391)      $   (1,391)
                                   -------------------------------------------------------------------------------------------------

Balance at December 31, 2000         --      $     --       2,199,000    $   2,199      $   19,791      $  (20,593)      $    1,397

Net loss                             --      $     --              --    $      --      $       --      $   (7,813)      $   (7,813)
                                   -------------------------------------------------------------------------------------------------

Balance at December 31, 2001         --      $     --       2,199,000        2,199          19,791         (28,406)      $   (6,416)

Net Loss                             --      $     --              --    $      --      $       --      $  (34,774)      $  (34,774)
                                   -------------------------------------------------------------------------------------------------

Balance at December 31, 2002         --      $     --       2,199,000        2,199          19,791         (63,180)         (41,190)

Net loss                             --      $     --              --    $      --      $       --      $   (6,029)      $   (6,029)
                                   -------------------------------------------------------------------------------------------------

                                   -------------------------------------------------------------------------------------------------
Balance at December 31, 2003         --      $     --       2,199,000    $   2,199      $   19,791      $  (69,209)      $  (47,219)
                                   =================================================================================================

                                       (See accompanying notes to financial statements)


                                               CYBER PUBLIC RELATIONS, INC
                                              (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                             For the period 1998
                                                                  For the         For the        from June 29,
                                                                 year ended      year ended   (date of inception)
                                                                    2003            2002      through December 31, 2003
                                                                    ----            ----      ------------------
Cash Flows from operating activities:
Net loss                                                         $ (6,029)      $ (34,774)       $   (69,209)
Adjustments to reconcile net loss
To net cash provided by operating activities:
Common Stock issued in exchange for
services rendered                                                       -               -             21,500
Common Stock issued in exchange for debt                                -               -                250
Change in assets and liabilities:
Inventory                                                               -           1,980                  -
Accrued expenses and liabilities                                    2,906          12,029             14,935
Officer's advances                                                  2,328          (1,926)                 -

Net cash used by operating activities                                (795)        (22,691)           (32,524)

Cash Flows from investing activities:                                   -               -

Cash Flows from financing activities:
Issuance of common stock for cash                                       -               -                240
Advances from shareholder                                               -               -              9,054
Proceeds from note payable                                              -          35,000             35,000

Cash provided by financing activities                                   -          35,000             44,294

Net (decrease) increase in cash                                      (795)         12,309             11,770

Cash- beginning of period                                          12,565             256                  -

                                                         ----------------------------------------------------
Cash -end of period                                              $ 11,770       $  12,565        $    11,770
                                                         ====================================================

Supplemental Disclosures:
Interest paid for the period                                     $      -       $   5,952        $     5,952
Income taxes paid for the period                                        -               -                  -
Common stock issued in exchange of services                             -               -             21,500
Common stock issued in exchange for debt                                -               -               250

                                    (See accompanying notes to financial statements)

                           CYBER PUBLIC RELATIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002

--------------------------------------------------------------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation
----------------------------------

Cyber Public Relations, Inc. (the "Company") was organized on June 29, 1998, under the laws of the State of Florida. The Company is currently doing business on the Internet under the name Galaxyblue Jewelry and intends to acquire and develop additional complementary and other products to sell online. The Company also plans to provide a combination of consulting and related services to small and medium size businesses enabling them to effectively engage in E-commerce. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). To date, the Company has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2003, the Company has accumulated losses of $69,209.

Revenue Recognition
-------------------

For revenue from product sales, the Company will recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

The Company has recognized no revenues from continuing operations during the years ended December 31, 2003 and 2002.

Use of Estimates
----------------

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                           CYBER PUBLIC RELATIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002

--------------------------------------------------------------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

                           CYBER PUBLIC RELATIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002

--------------------------------------------------------------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Research and Development
------------------------

Company sponsored research and development costs related to both present and Future products will be expended in the period incurred.

Advertising
-----------

The Company will follow a policy of charging the costs of advertising to expenses incurred. The Company did not incur any advertising costs during the years ended December 31, 2003 and 2002.

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

Segment Information
-------------------

Statement of Financial Standards No.131 " Disclosure about segments of an enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

                           CYBER PUBLIC RELATIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002

--------------------------------------------------------------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and has adopt the interim disclosure provisions for its financial reports from the quarter ended March 31, 2003.

Net Loss Per Share
------------------

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. There is no effect on earnings per share information for the years ended December 31, 2003 and 2002 relating to the adoption of this standard.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $6,029 and $34,774 during the years ended December 31, 2003 and 2002, respectively. Current assets exceed current liabilities by $47,219 as of December 31, 2003.

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

                           CYBER PUBLIC RELATIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements
-----------------------------

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

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

                           CYBER PUBLIC RELATIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002

--------------------------------------------------------------------------------

NOTE B - RELATED PARTY TRANSACTIONS

The Company's President and principal shareholder has advanced $9,054 and $6,726 to the Company as of December 31, 2003 and 2002. No formal agreements or repayment terms exist (see Note G).

NOTE C - NOTES PAYABLE

Notes payable at December 31, 2003 and 2002 consists of the following (see Note
G):

                                                        2003             2002
                                                        ----             ----
        Note payable to an entity controlled by an
        individual related to the Company's
        President; Quarterly installments of
        interest only at 10% per annum unsecured and
        guaranteed by a Company officer and
        shareholder. Maturity date is in March 2005.
        Total interest expenses accrued for the
        years ended December 31, 2003 and 2002, was
        $6,325 and $3,452, respectively              $  35,000        $  35,000

        Less current portion                            35,000                -
                                                     ----------       ----------
                                                     $       -        $  35,000
                                                     ----------       ----------

NOTE D - CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock, with a par value of $.001 per share, and 10,000,000 shares of preferred stock, with a par value of $.001 per share (see Note G). On July 5, 1998, the Company issued 2,000,000 shares of its common stock for services rendered. The Company valued the shares issued at $0.01 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

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

                           CYBER PUBLIC RELATIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE E - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At December 31, 2003, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $69,000, expiring in the year 2022, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the companies ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2003 are as follows:

                                                                         2003
                                                                      ---------
                  Non-current:
                  Net operating loss carry forward                     $ 23,500
                  Valuation allowance                                  $(23,500)
                                                                       ---------
                  Net deferred tax asset                               $      -
                                                                       ---------

NOTE F - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                   2003               2002
                                                   ----               ----
Loss available for common shareholders          $    (6,029)      $   (34,774)
                                                ============      ============
Basic and fully diluted loss per share          $        --       $     (0.02)
                                                ============      ============
Weighted average common shares outstanding      $ 2,199,000       $ 2,199,000

Net loss per share is based upon the weighted average shares of common stock outstanding.

                           CYBER PUBLIC RELATIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE G - SUBSEQUENT EVENTS

On January 21, 2004 the Company completed the acquisition of all of the issued and outstanding shares of Environmental Technologies, Inc. (Entech) a Nevada corporation, pursuant to a Capital Stock Exchange agreement. Pursuant to the transaction, the Company issued an aggregate of 9,550,000 shares of its common stock to the 12 stockholders of Entech in exchange for 9,550,000 shares of Entech's common stock, which represented 100 percent of the issued and outstanding shares of the common stock of Entech. A majority of the shares were issued to the company's newly elected board of directors, and a relative of one of the newly elected member of the board of directors. In connection with the exchange transaction, the Company's stockholders canceled 1,884,000 of their 2,199,000 shares, leaving 315,000 shares issued and outstanding. In addition, all debts owing by the Company were cancelled by an affiliate of its former controlling stockholder, Thomas Braun, to facilitate the transaction in exchange for a total additional consideration of $275,000 paid by Entech to the stockholders of the Company (see Notes B & C).

                           CYBER PUBLIC RELATIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE G - SUBSEQUENT EVENTS (CONTINUED)

On January 27, 2004, the Company completed the private sale of 2,000,000 shares of its restricted common stock and 7,150,000 warrants for an aggregate consideration of $2,000,000 to an accredited investor, pursuant to a Stock Purchase Agreement.