Form 10QSB
period 2004-03-31
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2004-05-24
CIK 1066923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2004

                        Commission file number 000-32249

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                                               98-0222013
-------                                                               ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

8513 ROCHESTER AVENUE
RANCHO CUCAMONGA, CALIFORNIA                                               91730
----------------------------                                               -----
(Address of Principal Executive Offices)                              (Zip Code)

                                 (909) 477-3200
                                 --------------
              (Registrant's telephone number, including area code)

                          CYBER PUBLIC RELATIONS, INC.
                          ----------------------------
                   (Former name, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X___ No _____

The number of shares of Common Stock, $0.001 par value, outstanding on May 19, 2004, was 14,612,499 shares, held by approximately 79 shareholders. Transitional Small Business Disclosure Format (check one):

                              Yes ______ No ___X___

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                     (FORMERLY CYBER PUBLIC RELATIONS, INC.)

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2004

                                Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheet:                        3
                March 31, 2004

                Condensed Consolidated Statements of Operations:
                Three Months and Six Months Ended March 31, 2004             4

                Condensed Consolidated Statement of Stockholders' Equity:
                September 30, 2003 Through March 31, 2004                    5

                Condensed Consolidated Statements of Cash Flows:
                Six Months Ended March 31, 2004 and 2003                     6

                Notes to Unaudited Condensed Consolidated Financial
                Information:
                March 31, 2004                                            7-18

     Item 2.    Management Discussion and Analysis                          19

     Item 3.    Controls and Procedures                                     25

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings                                           25

     Item 2.    Changes in Securities                                       25

     Item 3.    Defaults Upon Senior Securities                             26

     Item 4.    Submission of Matters to a Vote of Security Holders         26

     Item 5.    Other Information                                           26

     Item 6.    Exhibits and Reports on Form 8-K                            26

Signatures                                                                  29

PART I.  FINANCIAL INFORMATION
     Item 1.    Financial Statements (Unaudited)

                          ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                      UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                       March 31 ,2004
                                                                       --------------
ASSETS:
Current Assets:
Cash and cash equivalents                                              $  1,213,807
Contract receivable, net of allowance for doubtful accounts as of
March 31, 2004 of 235,041                                                 2,984,510
Accounts receivable, net of allowance for doubtful accounts as of
March 31, 2004 of $0                                                      1,529,983
Inventories                                                                 770,062
Costs and estimated earnings in excess of billings                          983,777
Other current assets                                                        127,639
                                                                       -------------
Total Current Assets                                                      7,609,778

Property and Equipment:                                                   3,849,697
Less: accumulated depreciation                                           (1,835,659)
                                                                       -------------
Net Property and Equipment                                                2,014,038
                                                                       -------------

Other Assets:
Restricted Cash                                                             182,722
Deposits                                                                    140,254
Goodwill                                                                  5,906,770
                                                                       -------------
Total Other Assets                                                        6,229,746
                                                                       -------------

Total Assets                                                           $ 15,853,562
                                                                       =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable and accrued expenses                                  $  7,865,065
Notes payable - others -current portion                                   3,699,136
Accruals on uncompleted contracts                                           939,824
Advance from customers                                                      347,145
Notes payable- related parties                                              731,598
                                                                       -------------
Total Current Liabilities                                                13,582,768

Long-Term Liabilities:
Notes payable - related parties                                             840,593
Notes payable- others - long term portion                                 1,179,942
                                                                       -------------
Total Long Term Liabilities                                               2,020,535

Commitments and Contingencies:                                                   --

Stockholders' Equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at March 31, 2004                                -
Common Stock, $0.001 par value; 100,000,000 shares authorized;
13,882,498 shares issued and outstanding at March 31, 2004                   13,883
Additional paid-in-capital                                                8,700,656
(Accumulated deficit)                                                    (8,464,280)
                                                                       -------------
Total stockholders' equity                                                  250,259
                                                                       -------------
Total liabilities and stockholders' equity                             $ 15,853,562
                                                                       =============

                          See accompanying notes to the unaudited
                      condensed consolidated financial information.


                                              ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)
                                                            -----------

                                                For the Three Months Ended March 31,   For the Six Months Ended March 31
                                                -------------------------------------  ---------------------------------
                                                      2004                2003               2004                2003
                                                      ----                ----               ----                ----
Revenue, net                                      $  5,834,214       $  6,833,126       $ 13,673,658       $ 20,228,867
Cost of Goods Sold                                   4,962,153          4,314,197         12,106,357         14,894,183
                                                  -------------      -------------      -------------      -------------
Gross Profit                                           872,061          2,518,929          1,567,301          5,334,684

Operating Expenses:
Selling, general, and administrative                 3,908,751          1,847,441          6,529,604           3942,455
Depreciation                                            54,830             21,154            109,606             90,890
                                                  -------------      -------------      -------------      -------------
Total Operating Expenses                             3,963,581          1,868,595          6,639,210          4,033,345

Income (Loss) from Operations                       (3,091,520)           650,334         (5,071,909)         1,301,339

Other income (expense):
  Miscellaneous income                                  18,579            149,570             67,110            315,968
  Interest expense                                     (15,141)           (23,568)           (62,012)           (67,935)
                                                  -------------      -------------      -------------      -------------
Total Other Income (Expenses)                            3,438            126,002              5,098            248,033

(Loss) Income Before Provision for Income
Taxes and Discontinued Operations                   (3,088,082)           776,336         (5,066,811)         1,549,372
Provision for income taxes                                  --                 --             34,000                 --
                                                  -------------      -------------      -------------      -------------

(Loss) Income from Continuing Operations            (3,088,082)           776,336         (5,100,811)         1,549,372
(Loss) Income From Discontinued Operations          (1,059,543)            13,484         (1,302,195)           (60,827)
                                                  -------------      -------------      -------------      -------------
Net (Loss) Income                                 $ (4,147,625)      $    789,820       $ (6,403,006)      $  1,488,545
                                                  =============      =============      =============      =============

(Loss) Income per share (basic and fully
diluted)                                          $      (0.30)               n/a       $      (0.46)               n/a
                                                  =============      =============      =============      =============
(Loss) Income per shares (basic and fully
diluted) from continuing operations               $      (0.22)               n/a       $      (0.37)               n/a
                                                  =============      =============      =============      =============
(Loss) Income per shares (basic and fully
diluted) from discontinued operations             $      (0.08)               n/a       $      (0.09)               n/a
                                                  =============      =============      =============      =============
Basic and diluted weighted average number of
shares outstanding                                  13,882,498                n/a         13,882,498                n/a
                                                  =============      =============      =============      =============

                                              See accompanying notes to the unaudited
                                          condensed consolidated financial information.


                                              ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                     FOR THE PERIOD FROM SEPTEMBER 30, 2003 TO MARCH 31, 2004
                                                            (UNAUDITED)
                                                            -----------

                                                                                                                     Total
                                                                                                                 (Deficiency)
                                                    Common                                                            in
                                                     Stock     Additional Paid    Treasury       Accumulated     Stockholders'
                                Common Shares       Amount        in Capital       Stock           Deficit          Equity
                                -----------------------------------------------------------------------------------------------
Balance at September 30, 2003         67,824     $    64,574     $   645,771     $(1,250,000)    $(2,061,274)    $(2,600,929)

Cancellation of shares issued
for merger with Entech               (67,824)        (64,574)         64,574              --              --              --

Cancellation of treasury
stock in relation to merger               --              --      (1,250,000)      1,250,000              --              --

Shares of Cyber public with
stockholders                       2,199,000           2,199          (2,199)             --              --              --

Shares retained in connection
with merger with Cyber Public
in January 2004                      315,000             315              --              --              --             315

Shares canceled in connection
with merger with Entech, in
January 2004                      (2,199,000)         (2,199)          2,199              --              --              --

Shares issued to stockholders
in exchange for Entech
shares, in January 2004            8,550,000           8,550       4,962,481              --              --       4,971,031

Shares issued to employees at
$0.001 per share, in January
                         2004        600,000             600              --              --              --             600

Shares issued for investment
and legal services at $0.001
per share, in January 2004         1,000,000           1,000              --              --              --           1,000

Shares issued for investors
as per private placement
memorandum at $1 per share,
in January 2004                    2,000,000           2,000       1,998,000              --              --       2,000,000

Shares issued for investors
as per private placement
memorandum at $2 per share,
in March 2004                        310,000             310         619,690              --              --         620,000

Shares issued for investors
as per private placement
memorandum at $1.50 per
share, in March 2004                 857,498             858       1,285,390              --              --       1,286,248

Shares issued to consultant
for services at $1.50 per
share, in March 2004                 250,000             250         374,750              --              --         375,000

Net Loss                                  --              --              --              --      (6,403,006)     (6,403,006)
                                 -----------     -----------     -----------     -----------     ------------    ------------

Balance at March 31, 2004         13,882,498     $    13,883     $ 8,700,656     $        --     $(8,464,280)    $   250,259
                                 ===========     ===========     ===========     ===========     ============    ============

                                              See accompanying notes to the unaudited
                                          condensed consolidated financial information.


                         ENTECH ENVIRONMENTAL TECHNOLOGIES, INC..
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                        -----------

                                                    For the Six Months Ended March 31
                                                          2004           2003
                                                       ------------   ------------
Cash Flows From Operating Activities:
Net Cash Provided by (Used In) Operating Activities    $(1,196,459)   $(2,861,126)

Cash Flows From Investing Activities:
Net Cash (Used In) Investing Activities                    (61,136)      (591,885)

Cash Flows From Financing Activities:
Net Cash (Used In)Provided by Financing Activities       2,206,029      1,790,631
                                                       ------------   ------------
Net increase (decrease) in cash and cash equivalents       948,434     (1,662,380)
Cash and cash equivalents at beginning of period           265,373      1,662,380
                                                       ------------   ------------
Cash and cash equivalents at the end of period         $ 1,213,807    $        --
                                                       ============   ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                   $   118,493    $   119,228
Cash paid during period for income taxes               $     9,669    $    23,654

Non cash Investing and Financing Transactions:

Acquisition- CPI:
Net liabilities assumed in excess of assets            $ 3,238,483    $        --
Note payable                                                    --             --
                                                       ------------   ------------
Total consideration paid/goodwill                      $ 3,238,483    $        --
                                                       ------------   ------------
Acquisition- AFFS:
Net liabilities assumed in excess of assets            $ 1,855,626    $        --
Note payable                                             1,000,000             --
                                                       ------------   ------------
Total consideration paid/goodwill                      $ 2,855,626    $        --
                                                       ------------   ------------
Acquisition- H. B. Covey:
Net assets acquired in excess of liabilities           $   (45,089)   $        --
Note payable                                             1,000,000             --
                                                       ------------   ------------
Total consideration paid/goodwill                      $   954,911    $        --
                                                       ------------   ------------
Acquisition- Cyber
Common stock retained                                  $       315    $        --
Liabilities assumed in excess of assets                     22,263             --
Cash paid                                                  275,000             --
                                                       ------------   ------------
Total consideration paid/organization cost             $   297,578    $        --
                                                       ------------   ------------

Issuance of common stock for employee services         $       600    $        --
Issuance of common stock to consultants for services   $   376,600    $        --


                          See accompanying notes to the unaudited
                      condensed consolidated financial information.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2003 financial statements and footnotes thereto included in the Company's SEC Form 8-K.

Business and Basis of Presentation
----------------------------------

Entech Environmental Technologies, Inc. ("Entech"), formerly Parr Development, Inc., (the "Company") was formed on April 5, 2001 under the laws of the State of Nevada. Entech Environmental Technologies, Inc. The Company is a provider of construction, repair, and maintenance services for fueling related businesses in California, Arizona, and Nevada and offers complete planning and construction services for gas stations, convenience stores, fast food restaurants, retail shopping centers, and truck stops, as well as comprehensive remodeling and re-imaging services and, regulatory compliance testing and manage and maintain attached underground storage tanks and related environmental issues.

On December 30, 2003, the Company acquired through a Share Exchange Agreement, all of the issued and outstanding stock of CPI Development, Inc., formally Christie Peterson Development Corporation, Inc. (" CPI"), Advanced Fuel Filtration Systems Inc. (" Advanced Fuel") and H. B. Covey, Inc. (H.B. Covey). From its inception and up to December 30, 2003, Entech had no significant assets or operations. Subsequent to the acquisition, CPI, Advanced Fuel, and H. B. Covey became wholly-owned subsidiaries of the Company. The value of the Company's common stock issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, Entech is the acquiring entity.

On January 21, 2004, Entech completed Capital Stock Exchange Agreement ("Agreement") with Cyber Public Relations, Inc.("Cyber" or "Company") an inactive publicly registered shell corporation with no significant assets or operations. As a result of the Agreement, there was a change in control of the Company.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, CPI Development, Inc., formally Christie Peterson Development Corporation, Inc. (" CPI"), Advanced Fuel Filtration Systems Inc. (" Advanced Fuel") and H. B. Covey, Inc. (H.B. Covey). Significant inter company transactions have been eliminated in consolidation.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at March 31, 2004.

Revenue Recognition
-------------------

Construction Contracts

The Company recognizes revenues from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

Environmental Services

For revenue from products and services, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or services has not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services has been rendered or no refund will be required.

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the company's financial statements.

Contract Receivables
--------------------

Contract receivables are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. Contract receivables are written off when they are determined to be uncollectible. The allowance for doubtful accounts is estimated based on the Company's historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Contract receivables at March 31, 2004 consist of the followings:

Completed Contracts                      $ 2,273,815
Contracts in Progress                        945,736
                                         -----------
                                           3,219,551
Less: allowance for doubtful amounts         235,041
                                         -----------
                                         $ 2,984,510
                                         ===========
Inventories
-----------

Inventory is stated at the lower of cost, using the average cost method, or market. Components of inventories as of March 31, 2004 are as follows:

Raw material and supplies                $   342,532
Finished goods                               427,530
                                         -----------
Total                                    $   770,062
                                         ===========

NOTE B - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE

On December 30, 2003, the Company acquired through a Share Exchange Agreement, all of the issued and outstanding stock of CPI Development, Inc., formally Christie Peterson Development Corporation, Inc. ("CPI"), Advanced Fuel Filtration Systems Inc. (" Advanced Fuel") and H. B. Covey, Inc. (H.B. Covey). From its inception and up to December 30, 2003, Entech had no significant assets or operations. Subsequent to the acquisition, CPI, Advanced Fuel, and H. B. Covey became wholly-owned subsidiaries of the Company. The value of the Company's common stock issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, Entech is the acquiring entity.

For the acquisition of CPI Development, Inc., the total consideration paid was $3,238,483 and the significant components of the transaction are as follows:

       Net liabilities assumed in excess of assets                   $ 3,238,483
       Cash paid                                                               -
                                                                     -----------
       Total consideration paid/goodwill                             $ 3,238,483
                                                                     ===========

For the acquisition of Advanced Fuel Filtration Systems, Inc., the total consideration paid was $2,855,626 and the significant components of the transaction are as follows:

       Net liabilities assumed in excess of assets                   $ 1,855,626
       Note payable                                                    1,000,000
                                                                     -----------
       Total consideration paid/goodwill                             $ 2,855,626
                                                                     ===========

For the acquisition of H. B. Covey, the total consideration paid was $954,911 and the significant components of the transaction are as follows:

       Net assets acquired in excess of liabilities                  $  (45,089)
       Note payable                                                   1,000,000
                                                                     -----------
       Total consideration paid/goodwill                             $  954,911
                                                                     ===========

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE B - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE (CONTINUED)

On January 21, 2004, Entech completed Capital Stock Exchange Agreement ("Agreement") with Cyber Public Relations, Inc.("Cyber" or "Company") an inactive publicly registered shell corporation with no significant assets or operations. For accounting purposes, Entech shall be the surviving entity. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of Cyber was $297,578. From June, 1998 until the date of the merger, Cyber was an inactive corporation with no significant assets and liabilities. As Cyber Public Relations, Inc. was an inactive corporation with no significant operations, the Company recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their historical cost. The results of operations subsequent to the date of merger are included in the Company's consolidated statements of losses.

Effective with the Agreement, all of the previously issued outstanding common stock, preferred stock, options and warrants owned by the Entech shareholders were exchanged for an aggregate of 9,550,000 shares of Cyber's restricted common stock. As a result of the Agreement, there was a change in control of the Company.

Effective with the Agreement, all shares previously outstanding common stock, preferred stock, options and warrants other than 315,000 shares of common stock owned by Cyber Public Relations, Inc.'s stockholder were returned to the Company for cancellation. In accordance with SOP 98-5, the Company expensed $297,578 as organization costs.

The total consideration paid was $297,578 and the significant components of the transaction are as follows:

       Common stock retained                                           $    315
       Liabilities assumed in excess of assets                           22,263
       Cash paid                                                        275,000
                                                                       ---------
       Total consideration paid/organization cost                      $297,578
                                                                       =========

NOTE C - IMPAIRMENT OF GOODWILL

The Company has adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) effective August 1, 2002. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment.

Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. The test completed in the second quarter of 2004 indicated that the recorded book value of this reporting unit exceeded its fair value, as determined by discounted cash flows. The decrease in fair value is a result of:

         o        Significant operating losses during the past six months
         o        Unanticipated decline in revenues and profitability
         o        Loss of key personnel

As a result of these events and circumstances, Company management believes that more likely than not the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill at March 31, 2004. Upon completion of the assessment, management recorded a non-cash impairment charge (included in discontinued operations) of $(1,142,251), net of tax, or $(0.08) per share during the quarter ended March 31, 2004 to reduce the carrying value of goodwill in this reporting unit to its estimated value of $5,906,770 as of March 31, 2004.

Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE D - DISCONTINUED OPERATIONS

On March 31, 2004, the Company reached a definitive agreement to sell the net assets of its transportation business for consideration to be determined based upon future sales and assumption of $471,252 of the debt of transportation business of the Company's subsidiary - Advanced Fuel and Filtration Services, Inc. (AFFS). The results of operations for all years presented have been restated for the discontinued transportation business.

On March 31, 2004, the management received the authority to proceed with the plan of disposal of its transportation business. The business unit contracts with fuel supply companies to transport their product from one location to another for a fixed fee. The business unit has 9 tractors and 10 trailers to accomplish this. Management has made the decision to seek to sell or discontinue its traditional operations of transportation. While this decision has been made, it is the Company's intention to operate its current business for such period of time as is necessary in order to liquidate its inventory and to attempt to sell its tangible and intangible assets in the fiscal year 2004. The following summarizes the assets and liabilities of discontinued operations as on March 31, 2004:

Assets:
Accounts Receivable, Total                                            $ 228,763
Vehicles                                                                806,991
Accumulated Depreciation                                               (357,416)
                                                                      ----------
Total Assets                                                          $ 678,338
                                                                      ==========

Liabilities:
Accounts payable and accrued liabilities                              $ 471,252
                                                                      ----------
Total Liabilities                                                     $ 471,252
                                                                      ==========

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the six months ended March 31, 2004 and 2003 were:

                                            2004               2003
                                        ------------       ------------
Revenue                                 $   910,600        $   372,847
Goodwill impairment                      (1,142,251)                --
Expenses                                 (1,070,544)          (433,674)
                                        ------------       ------------
Net (Loss)                              $(1,302,195)       $   (60,827)
                                        ============       ============

Depreciation and amortization expense included in cost of goods sold and selling, administrative and general expenses of discontinued operations amounted to $93,951 and $33,269 for the six months ended March 31, 2004 and 2003, respectively.

NOTE E - AGREEMENT WITH FACTOR

The Company has an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 80% of the purchased amount to the Company. Purchased receivables may not exceed $700,000 at any one time. Either party may cancel the arrangement with 30 days notice. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20% residual of aggregate receivables purchased and outstanding. Interest payable by the Company to the factor is calculated at prime plus 2% of the amount of the receivable factored plus a variable (0.025% per day) discount fee computed on the amount advanced to the Company and accruing on the basis of actual days elapsed from the date of the 80% advance until 3 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor. The rate at March 31, 2004 was 9%. In connection with this agreement, the Company is required to maintain certain financial covenants.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE E - AGREEMENT WITH FACTOR (CONTINUED)

At March 31, 2004, balance due from factor (included in accounts receivable) was as follows:

Accounts receivable-factored            $   471,651
Less: advance from factor                  (337,321)
                                        ------------
Net due from factor                     $   134,330
                                        ============

NOTE F - PROPERTY AND EQUIPMENT

Major classes of property and equipment at March 31, 2004 consist of the followings:

Leasehold improvements                  $    91,069
Office equipments                           200,041
Furniture and fixtures                       53,126
Tools and production equipments             890,670
Vehicles                                  2,614,791
                                        ------------
                                          3,849,697
Less: accumulated depreciation           (1,835,659)
                                        ------------
Net property and equipment              $ 2,014,038
                                        ============

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE G - NOTES PAYABLE

Notes payable at March 31, 2004 are as follows:
The Company has a line of credit with City National Bank with a maximum borrowing limit of $1,740,336 and with a sub limit of $700,000 for revolving credit loans and letters of credit and a sub limit of $825,000 on equipment acquisition loans. Line of credit is primarily collateralized by the Company's gross eligible accounts receivable, net of potential offsets and eligible inventory and is limited to borrowing base amount calculations. The line is also collateralized by all of the Company's assets, including intellectual property and personal guarantees of the stockholders. Letters of credit are collateralized by certificate of deposit. The line of credit carries interest on revolving credit loan at the rate of 1% above bank's prime rate. The equipment acquisition note carries interest at fixed rate ranging from 7% to 10%. At March
31, 2004, the Company is in violation of covenants of the note.
Line of credit                                                                      $  608,681
Term loans                                                                             208,721
Equipment acquisition notes                                                            613,339
                                                                                    ----------
Note payable- City National Bank sub-total                                           1,430,741

The Company has a E-Z loan agreement with Bank of West payable in 23 equal installments of $1,889.59 plus interest up to April 2004.
  Interest on the loan is payable at the rate of 9.875%.                                 9,448
Note payable -City National Bank in monthly installment of $
  including interest at 7% is payable by December 2004                                  15,013
Note payable in monthly installment of $25,175 including interest at
  4.70%                                                                                      -
Note payable in monthly installment of $1,226.63 including interest
  at 5% payable up to May 2008                                                          56,253
Note payable in monthly installment of $6,000 and final payment of
  $48,454 due in November 2008                                                          45,165
Note payable in 60 equal monthly installment of $565.24 including
  interest at 7.75%  is payable by April 2008                                           23,297
Note payable in 60 equal monthly installment of $447.74 including
  interest at 4.99%  is payable by March 2008                                                -
Note payable in 60 equal monthly installment of $447.74 including
  interest at 4.99%  is payable by March 2008                                           21,269
Note payable in 60 equal monthly installment of $269.11 including
  interest at 7.75%  is payable by March 2008                                           11,127
Note payable in 60 equal monthly installment of $277.60 including
  interest at 7.75%  is payable by April 2008                                           11,478
Note payable in 48 equal monthly installment of $2,255.06 including
  interest at 13.94%  is payable by December 2006                                       59,119
Note payable in 36 equal monthly installment of $1,034.18 is payable
  by September 2005                                                                     18,615
Note payable in 36 equal monthly installment of $1,026.10 is payable
  by August 2005                                                                        17,444
Note payable in 36 equal monthly installment of $1,094.09 including
  interest at 13.90%  is payable by August 2005                                         16,061





                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE G - NOTES PAYABLE (CONTINUED)

Note payable in 36 equal monthly installment of $1,039.15 is payable
  by August 2005                                                                        17,665
Note payable to stockholder, interest is payable at the rate of 7%;
  unsecured                                                                            450,345
Note payable to stockholder, interest is payable at the rate of 7%;
  unsecured                                                                             90,912
Note payable; non-interest bearing, unsecured, payable to a related
  party                                                                                      -
Note payable; non-interest bearing, unsecured, payable to a
  stockholder                                                                           18,299
Note payable to a stockholder; unsecured; non-interest bearing,
  payable on demand                                                                     11,336
Note payable to Wachovia SBA lending, Inc. payable in 121 equal installments of $14,514 includes interest up to February 2013.
  Interest on the loan is payable at the rate of bank's prime rate
  plus 2.75%                                                                         1,111,753
Note payable in equal monthly installment of $828.74 including interest at 5.90% payable up to February 2007 secured by the Company
  vehicle                                                                               26,588
Note payable in monthly installment of $553.61 including interest at
  0.90% payable up to October 2005 secured by the Company vehicle                       11,697
Note payable in monthly installment of $500.50 including interest at
  0.90% payable up to October 2005 secured by the Company vehicle                       12,145
Note payable in 60 equal monthly installment of $819.04 including interest at 7.50% is payable by May 2006 and collateralized by the
  Company's vehicle and guarantees by the stockholders                                  19,595
Note payable; secured by personal guarantee of the stockholder; due
  in April, 2004; interest is payable at the rate of 12% per annum                      75,000
Note payable - Desert Community Bank in 61 equal monthly
  installment of $274.22 including interest at 10% is payable by
  March 2005 and collateralized by the Company's equipment and
  guarantees by the stockholders                                                         2,943
Note payable to a stockholder; unsecured; interest is payable at the
  rate of 9% per annum -net                                                             79,260
Note payable to a stockholder; unsecured; non interest bearing,
  payable on demand                                                                    707,338
Note payable to a stockholder; unsecured; interest is payable at the
  rate of 9% per annum                                                                       -
Note Payable to a stockholder, unsecured; non interest bearing,
  payable on demand                                                                    227,500





                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE G - NOTES PAYABLE (CONTINUED)

Note Payable to a related party, non interest bearing, payable on
  demand                                                                                50,000
Note Payable; secured by personal guarantee of the stockholder; due
  in May, 2004; interest is payable at the rate of 12% per annum                        40,000
Note Payable, related party due upon completion of equity funding;
  non-interest bearing (HBC)                                                         1,000,000
Note Payable, related party due upon completion of equity funding;
  non-interest bearing (AFFS)                                                          625,000
Note Payable in equal monthly installment of 1,161.95 including
  interest  at 12.75% is payable by Dec 2006                                            31,381
Various capital leases payable                                                          39,482
Note Payable, related party - payable in equal biweekly installments of $4,322,41 including interest at 8%  is payable by Dec 1, 2004
  (Covey Equip)                                                                         68,000
                                                                                  -------------
Total                                                                                6,451,269
Less: current portion                                                               (4,430,734)
                                                                                  -------------

Notes payable - long term                                                         $  2,020,535
                                                                                  =============

NOTE H - STOCK OPTIONS AND WARRANTS

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

                           Warrants Outstanding                                  Warrants Exercisable
                           --------------------                                  --------------------
                                                                                              Weighted
                                                                                              Average
                                       Weighted Average         Weighed                      Remaining
                       Number        Remaining Contractual      Average         Number      Contractual
 Exercise Prices     Outstanding         Life (Years)        Exercise Price  Exercisable    Life (Years)
 ---------------     -----------         ------------        --------------  -----------    ------------
          $1.00        3,150,000           4.83                   $  1.00     3,150,000       4.83
           1.10          475,375           4.83                      1.10       475,375       4.83
           2.00        2,000,000           4.83                      2.00     2,000,000       4.83
           2.50          400,000           2.88                      2.50       400,000       2.88
           3.00          400,000           2.88                      3.00       400,000       2.88
           4.00        1,000,000           4.83                      4.00     1,000,000       4.83
           6.00        1,000,000           4.83                      6.00     1,000,000       4.83
          -----        ---------           ----                   -------     ---------       ----
          $2.36        8,425,375           4.64                   $  2.36     8,425,375       4.64
          =====        =========           ====                   =======     =========       ====

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE H - STOCK OPTIONS AND WARRANTS (CONTINUED)

Transactions involving warrants are summarized as follows

                                                                Weighted Average
                                             Number of Shares   Price Per Share
                                             ----------------   ---------------
         Outstanding at September 30, 2003             --          $     --
                                                ---------          --------
            Granted                             8,425,375              2.36
            Exercised                                  --               --
            Canceled or expired                        --               --
                                                ---------          --------
         Outstanding at March 31, 2004          8,425,375          $   2.36
                                                =========          ========

The Company did not grant any compensatory warrants to non-employees during the period ended March 31, 2004 and all previously granted warrants were fully vested at the grant date. Accordingly, no expense was charged to operations for the period ended March 31, 2004.

NOTE I - CAPITAL STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share. As of March 31, 2004, the Company has no preferred stock issued and outstanding. The Company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2004, the Company has 13,882,498 shares of common stock issued and outstanding.

In December 2003, the Company acquired through a Share Exchange Agreement, all of the issued and outstanding stock of CPI development Inc. and Advanced Fuel Filtration Systems, Inc. and H. B. Covey, Inc. Total of 67,824 shares of acquired companies were canceled subsequent to the acquisition. The Company also, canceled 500 shares of treasury stock for $1,250,000 relating to CPI development Inc.

On January 21, 2004, the Company completed Capital Stock Exchange Agreement ("Agreement") with Cyber Public Relations, Inc. ("Cyber" or "Company") an inactive publicly registered shell corporation with no significant assets or operations. Effective with the Agreement, all except 315,000 out of total 2,199,000 shares of common stock was canceled and in exchange 8,550,000 shares of Cyber's restricted common stock were issued. Also, the Company issued 600,000 shares to the employees in relation to the acquisition.

In January 2004, the Company issued 2,000,000 shares of common stock to Baron Partners at $1.00 per share for cash.

In January 2004, the Company issued an aggregate of 1,000,000 shares of common stock to various outside service providers in exchange for investment and legal services. The shares were issued at the par value of $0.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In March 2004, the Company issued an aggregate of 310,000 shares of common stock for cash to various investors via a private placement offering for $620,000 in total proceeds at $2.00 per share.

In March 2004, the Company issued an aggregate of 857,498 shares of common stock to various investors via a private placement offering for $1,286,248 in total proceeds at $1.50 per share for cash.

In March 2004, the Company issued in the aggregate of 250,000 shares of common stock to an individual providing public market relations services at $1.50 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE J - RELATED PARTY TRANSACTIONS

The Company leases its office and warehouse space from a stockholder and officer at a monthly rental of $13,700 per month subject to annual increments of 4%. Rental expenses have been included in the operating expenses for the six months ended March 31, 2004.

NOTE K- SEGMENT INFORMATION

The following table summarizes segment asset and operating balances by reportable segment as of/for the six months ended March 31, 2004 and 2003:

                                                           2004               2003
                                                           ----               ----
         Net Sales to External Customers:
         Construction                                  $  9,953,441       $ 14,659,640
         Environmental Services                           3,720,217          5,569,227
                                                       -------------      -------------
         Total Sales to External Customers             $ 13,673,658       $ 20,228,867
                                                       =============      =============

         Depreciation and Amortization:
         Construction                                  $     52,770       $     87,136
         Environmental Services                              56,836              3,754
         Corporate                                               --                 --
                                                       -------------      -------------
         Total Depreciation and Amortization           $    109,606       $     90,890
                                                       =============      =============

         General and Administrative Expense:
         Construction                                  $  2,306,943       $  1,964,468
         Environmental Services                           2,408,027          2,068,876
         Corporate                                        1,924,240                 --
                                                       -------------      -------------
         Total General and Administrative Expense      $  6,639,210       $  4,033,344
                                                       =============      =============

         Capital Expenditures:
         Construction                                  $     55,009       $    199,054
         Environmental Services                                  --            392,831
         Corporate                                            6,127                 --
                                                       -------------      -------------
         Total Capital Expenditures                    $     61,136       $    591,885
                                                       =============      =============

         Operating Income(Loss):
         Construction                                  $ (1,934,845)      $  1,577,944
         Environmental Services                          (1,241,726)           (28,572)
         Corporate                                       (1,924,240)                --
                                                       -------------      -------------
         Total segment Operating Income (Loss)         $ (5,100,811)      $  1,549,372
                                                       =============      =============

         Segment Assets:
         Construction                                  $ 3,611,835       $  8,700,833
         Environmental Services                           4,221,072          2,831,048
         Corporate                                        8,020,655                 --
                                                       -------------      -------------
         Total Segment Assets                          $ 15,853,562       $ 11,531,881
                                                       =============      =============

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE L - MAJOR CUSTOMERS

Revenue from the Company's three major customers approximated 44% of sales for the six months ended March 31, 2004.

NOTE M - SUBSEQUENT EVENTS

The Company has entered in negotiations to acquire a privately held Environ Products, Inc. Environ consists of Environ Products, Inc., Environ Europe, Limited and Kiva Corporation. Based in North Carolina and with facilities in Nevada, Texas and Plymouth England, Environ has provided underground fuel delivery systems and secondary containment products for the petroleum industry since 1990. Should the merger be consummated, Environ would become a wholly - owned subsidiary of the Company through a combination of cash and stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

The Company's total net sales and revenues decreased to $5,834,214 for the three months ended March 31, 2004, from $6,833,126 for the comparable period, or 14.6%.

Net sales from the Company's construction unit totaled $4,057,374, a decrease of $766,833, or 15.9%. In addition to achieving the quarterly sales results, management also devoted extra efforts to integrate and merge the previous disparate private company divisions into the two more cohesive operating segments of construction and environmental services for a greater long term sales benefit. During this reorganization period, near term sales results suffered. The formal merger commenced on January 23, 2004.

Net sales from the environmental services group totaled $1,776,840, a $232,079 or an 11.6% decline from the second quarter of 2003. While considering the impact to near term sales, management focused instead on escalating and completing research and development programs, especially the company's first-to-market Constant Vacuum Monitoring System or CVMS, to benefit later periods in 2004 and beyond. Since March 31, 2004, the company completed its CVMS product. This product completion during the three months ended March 31, 2004 will enable the company to meet market demand for the upcoming July 1, 2004 vapor leak detection compliance deadline related to State of California Assembly Bill AB-2481.

The Company's gross profit for the three months ended March 31, 2004 compared to 2003 decreased to $872,061 from $2,518,929. Gross margin as a percentage of sales decreased to 14.9% in 2004 from 36.9% in 2003.

The gross profit percentage for the construction business was 9.5% for the quarter compared to 42.1% in the second quarter of 2003. The decrease in gross profit margin is a result of integrating the three disparate companies into the two business segments of construction and environmental services as well as abnormally high margins in the prior period.

The gross profit percentage for the environmental service business was 27.4% for the quarter compared to 24.3% in the second quarter of 2003. The increase is primarily due to improved management, better technician training coupled with increased sales prices.

Selling, general and administrative expenses for the three months ended March 31, 2004 compared to 2003 increased 112.1% to $3,963,581 from $1,868,595 in the prior period. Selling, general and administrative expenses, as a percentage of sales, for the three months ended March 31, 2004 compared to 2003 increased to 67.9% from 27.3%. Included within the $2,094,986 increase compared to the three months ended March 31, 2003 is $2,071,167 of expenses to comply with initial public market reporting and audits, public relations, fund raising, integrating the new acquisitions and the company's continuing research and development activities. Unallocated corporate selling general and administrative expenses were $1,924, 239 for the three months ended March 31, 2004 and zero in the prior period and contain the majority of the $2,071,167 in expenses identified above.

Selling, general and administrative expenses for the construction business in the second quarter were $891,509 or 22.0% of sales compared to $1,006,923 or 20.9% in last year's second quarter. The increase in percentage is primarily due to a decrease in sales and, to a lesser extent, allocating costs to the parent company.

Selling, general and administrative expenses for the environmental service division were $1,147,834 or 64.6% of sales in the second quarter compared to $861,672 or 42.9% in the same period last year. The increase is primarily due to the continuing development of the company's first to market Constant Vacuum Monitoring System (CVMS), as well as other ongoing research and development projects.

Operating income decreased from a profit of $650,334 to a loss of $3,091,520 for the three months ended March 31, 2004. This decrease reflects the lower sales and gross margins compared to the comparable period. In addition, the increased SG&A costs reflect increased spending to comply with initial public market reporting and audits, public relations, fund raising, integrating the new acquisitions as well as the CVMS R&D development expenses.

Interest expense, net for the three months ended March 31, 2004 decreased to $15,141 from $23,568 in the same period of 2003, a decrease of $8,427.

Discontinued operations for the three months ended March 31, 2004 declined to a loss of $1,059,543 from a profit of $13,484 in the same period of 2003. Included in the March 31, 2004 period is $1,142,251 of impaired goodwill related to the pending Bulk Transportation disposition.

Net income from continuing operations for the three months ended March 31, 2004 decreased to a loss of $3,088,082 from a profit of $776,336 in the second quarter as a result of the combination of factors described above. Net income including discontinued operations decreased to a loss of $4,147,625 from a profit of $789,820 in the first half as a result of the factors described above.

SIX MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
2003

Net Sales decreased to $13,673,658 for the six months ended March 31, 2004 from $20,228,867 on for the comparable period, a 32.4% decrease. 30.2% of the year to date decline occurred in the first quarter. Net sales from construction totaled $9,953,441, a decrease of $4,706,200, or 32.1%. Prior to the January 2004 merger, and while considering the impact to near term sales, management at the three separate companies was focused on negotiating and planning the new public company merger as well as organizing the previous disparate private company divisions into the two operating segments of construction and environmental services for a longer term sales benefit.

Net sales from the environmental services group totaled $3,720,217, a $1,849,009 or 33.2% decrease from the first half of 2003. This decrease reflects the company's concentrated efforts on development of the CVMS, as well as, other ongoing research projects. The CVMS is a result of research and development efforts to comply with the State of California Assembly Bill AB-2481.

Gross profit for the six months ended March 31, 2004 compared to 2003 decreased 70.6% to $1,567,301 from $5,334,684. Similar to sales, 42.2% of the year to date decline occurred in the first quarter. Gross profit as a percentage of sales for the six months ended March 31, 2004 compared to 2003 decreased to 11.5% from 26.4%.

Gross profit as a percentage of sales for the construction business decreased to 3.8% from 22.1% for the six months ended March 31, 2004. Prior to the January 2004 merger, and while considering the impact to near term sales and gross margin, management at the three separate companies was focused on negotiating and planning the new public company merger as well as organizing the previous disparate private company divisions into the two operating segments of construction and environmental services.

The gross profit as a percentage of sales for the environmental service business was 31.9% for the quarter compared to 37.6% in the first half of 2003. As with the sales decline, the 5.6% gross margin decrease reflects the company's concentrated efforts on development of the CVMS, as well as, other ongoing research projects. The CVMS is a result of research and development efforts to comply with the State of California Assembly Bill 2481.

Selling, general and administrative expenses for the six months ended March 31, 2004 compared to 2003 increased 64.6% to $6,639,210 from $4,033,344 in the prior period. Selling, general and administrative expenses, as a percentage of sales, for the six months ended March 31, 2004 compared to 2003 increased to 48.6% from 19.9%. Included in the $2,605,865 increase from the six months ended March 31, 2003 is $2,220,655 of expenses to comply with initial public market reporting and audits, public relations, fund raising, integrating the new acquisitions and the company's continuing research and development activities. Unallocated corporate selling general and administrative expenses were $1,924, 240 for the six months ended March 31, 2004 and zero in the prior period and contain the majority of the $2,220,655 in expenses identified above.

Selling, general and administrative (SG&A) expenses for the construction business in the first half were 23.2% of sales compared to 13.4% in last year's first half. Due to the largely fixed nature of SG&A expenses, the rate increase is primarily due to the 32.1% lower sales volume. SG&A spending increased to $2,306,943 in the first half compared to $1,964,468 in the prior period, a 17.4% increase.

Selling, general and administrative (SG&A) expenses for the environmental service division were 64.7% of sales in the first half compared to 37.1% in the same period last year. Due to the largely fixed nature of SG&A expenses, the rate increase is primarily due to the 33.2% lower sales volume. SG&A spending increased to $2,408,027 in the first half compared to $2,068,876 in the prior period, a 16.4% increase. The increase is primarily due to the company's continuing research and development activities related to the CVMS product.

Operating income decreased from a positive $1,301,339 to a loss of $5,071,909 for the six months ended March 31, 2004. This decrease reflects the lower sales and gross margins compared to the comparable period. In addition, the increased SG&A costs reflect increased spending to comply with initial public market reporting and audits, public relations, fund raisings, integrating the new acquisitions as well as the CVMS R&D development expenses.

Interest expense, net for the six months ended March 31, 2004 declined to $62,012 from $67,935 in the same period of 2003.

Discontinued operations for the six months ended March 31, 2004 declined to a loss of $1,302,195 from a loss of $60,827 in the same period of 2003. Included in the March 31, 2004 period is $1,142,251 of impaired goodwill related to the pending Bulk Transportation disposition.

Net income from continuing operations for the six months ended March 31, 2004 decreased to a loss of $5,100,811 from a profit of $1,549,372 in the first half as a result of the combination of factors described above. Net income including discontinued operations decreased to a loss of $6,403,006 from a profit of $1,488,545 in the first half as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity needs will come from working capital requirements, indebtedness payments, capital expenditure funding as well as possible acquisitions. Historically, we have financed our operations through internally generated funds and borrowings from our credit sources. As of March 31, 2004, we had $6.5 million in outstanding borrowings, notes payables and letters of credit.

While the Company sells it services and products to a variety of customers, three customers comprise 60.5% of sales within the Company's construction business segment for the six months ended March 31, 2004.

The Company has a variety of debt agreements. Please see Note G in our Form 10-QSB for the quarter ended March 31, 2004 for the terms of each separate agreement.

In January 2004, we completed the sale of 2 million shares to Baron Partners in a private transaction. In addition, from January through March 2004 time period, we also sold 310,000 shares at $2.00 per share plus attached warrants for $2.50 and $3.00, respectively as well as 857,498 shares at $1.50 with no attached warrants. Of the $3.7 million in total net proceeds from the three equity sales, we used the proceeds to purchase 96.81% of the outstanding shares of Cyber public relations, made partial payment towards the purchase acquisition of Advanced Fuel Filtration Services, to fund our CVMS product development as well as to fund public relations, legal and accounting costs for initial public market reporting and general working capital needs. No warrants were exercised during the current period. For a discussion of our outstanding warrants, see Note H on our Form 10-QSB for the quarter ended March 31, 2004.

In January 2004, we entered into a factored receivable agreement for additional working capital. Please see Note E in our Form 10-QSB for the quarter ended March 31, 2004

On March 31, 2004, the Company decided to discontinue its Bulk Transportation business and classified its operating results and related goodwill impairment as discontinued operations. The company is evaluating various offers for the business yet has no definitive agreement at this time. The proceeds from the sale, if sufficient, will be used to retire debt associated with the Bulk Transportation business with any remaining funds to be used for general working capital purposes.

Substantially all of the real property used in our business is leased under operating lease agreements. Please see Note J on Form 10-QSB for the quarter ended March 31, 2004.

For the six months ended March 31, 2004, net cash used by operating activities was $1.2 million consisting primarily of year to date losses of $6.4 million, offset by increases to accounts payable and contract costs in excess of billings. Cash used in investing activities totaled $61,136, used for property plant and equipment. Cash provided by financing activities totaled $2.2 million consisting primarily of the net proceeds from issuance of common stock less offsetting declines in long term liabilities and payments for acquisitions.

We intend to aggressively grow our construction and environmental services businesses through existing and new customers in current as well as new regions. With our capital equipment needs largely in place, we forecast additional capital equipment needs to be $0.6 million for 2004.

Our expansion strategy consists of increasing our market share in existing markets and penetrating new markets through strategic acquisitions. We also believe there may be attractive opportunities to expand by selectively acquiring existing construction and environmental service businesses, should attractive opportunities be identified. While we cannot provide assurance that we will complete any further acquisition transactions, we investigate and negotiate opportunities in the ordinary course of business. Acquisitions will be financed primarily through the exercise of outstanding warrants, issuance of debt or equity securities, drawings under our existing credit facilities, expansion of credit facilities, or a combination thereof, depending upon the transaction size, market conditions and other factors.

We expect our additional capital resources and liquidity for 2004 to be provided by the exercise of warrants, sales of equity and cash flow from operations. Depending upon market conditions, we may also elect or be required to raise additional capital in the form of common or preferred equity, debt or convertible securities for the purpose of providing additional capital to fund working capital needs or continued growth of our existing business, or to refinance existing obligations. We cannot assure you that future external financing will be available to us on attractive terms and that such financing will be dependent upon many factors, including our liquidity needs, market conditions and prevailing market terms.

ITEM 3.    CONTROLS AND PROCEDURES.

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

         EVALUATION OF DISCLOSURE AND CONTROLS AND PROCEDURES. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

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

         In the ordinary course of business we have become subject to additional litigation and claims on various matters. There exists the possibility that we will not prevail in all cases. However, barring unanticipated adverse final determination in these litigation and claims, we do not believe that such litigation and claims would have a material adverse effect on its financial condition.

ITEM 2.    CHANGES IN SECURITIES.

         On January 27, 2004 we sold 2,000,000 shares of our common stock and warrants to acquire 7,150,000 shares of our common stock to Barron Partners LP, an accredited investor, whose address is 730 Fifth Avenue, 9th Floor, New York, New York 10019, for the total purchase price of $2,000.000 in cash.

         The following is a description of the 7,150,000 warrants purchased by Barron Partners:

o Cashless non-callable A Warrants for the purchase of 1,500,000 shares exercisable at $1.00 per share;

o Cashless and callable B Warrants for the purchase of 1,500,000 shares exercisable at $1.00 per share;

o Cashless and callable C Warrants for the purchase of 2,000,000 shares exercisable at $2.00 per share;

o Cashless and callable D Warrants for the purchase of 1,000,000 shares exercisable at $4.00 per share; and

o Cashless and callable E Warrants for the purchase of 1,000,000 shares exercisable at $6.00 per share.

         In January of 2004 we have also issued 475,375 warrants to purchase shares of our common stock to Fox & Company, Inc., the broker who arranged the investment by Barron Partners LP. All of the warrants issued to Fox & Company, Inc. are similar to the A Warrant issued to Barron Partners LP, except that the exercise price is $1.10 and there is no adjustment to the exercise price as called for in the A Warrant for Barron Partners.

         Between January 19 and April 20, 2004, we sold the 380,000 shares of our common stock and 40 callable warrants to acquire shares of our common stock to the total of 16 individuals and/or entities, all of whom were accredited investors, in sales not involving a public offering.

         In addition, between December 31, 2003 and March 29, 2004, we sold the to the following individuals, who were not accredited investors, in sales not involving a public offering, shares of our common stock and callable warrants to acquire shares of our common stock per share:

o Floyd Christie, the father of Robert K. Christie, our chief operating officer, 10,000 shares and warrants for the purchase of 10,000 shares exercisable at $2.50 per share, and warrants for the purchase of 10,000 shares exercisable at $3.00 per share, for a total purchase price of $20,000.

o Bill Konold, 10,000 shares and warrants for the purchase of 10,000 shares exercisable at $2.50 per share, and warrants for the purchase of 10,000 shares exercisable at $3.00 per share, for a total purchase price of $20,000.

         Between March 26 and April 20, 2004 we sold 1,497,499 shares of our common stock to the total of 17 individuals and/or entities, all of whom were accredited investors, in sales not involving a public offering.

         The foregoing description of the transactions is qualified in is entirety to the forms of warrants attached as exhibits to this Quarterly Report.

         The investors in our shares of common stock and warrants for the purchase of shares of our common stock took their securities for investment purposes without a view to distribution and had access to information concerning Entech and our business prospects, as required by the Securities Act.

         In addition, there was no general solicitation or advertising for the purchase of our shares or warrants. Our securities were sold only to persons with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares or warrants are registered for resale or there is an exemption with respect to their transfer.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On March 22, 2004, the holders of a majority of our outstanding common stock, owning approximately 70.80 percent of the outstanding shares of our common stock, executed a written consent to amend out Articles of Incorporation which changed our corporate name from "Cyber Public Relations, Inc." to "Entech Environmental Technologies, Inc." The new corporate name more accurately reflects our corporate purpose. In addition, the amendments to our articles of incorporation brought our corporate charter more up-to-date, and to provided more detail with respect to certain matters, particularly the indemnification of officers and directors.

ITEM 5.    OTHER INFORMATION.

         None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

      EXHIBIT NO.                    IDENTIFICATION OF EXHIBIT
     -----------                     -------------------------

         1.1*     Investment Banking Agreement with Windstone Capital Partners dated October 24, 2003
         2.1*     Plan and Agreement of Triangular Merger Between Environmental
                  Technologies, Inc., Parr Sub One, Inc. and Christie-Peterson
                  Development dated December 29, 2003
         2.2*     Agreement of Merger between Christie-Petersen Development and
                  Parr Sub One, Inc. filed December 30, 2003
         2.3*     Plan and Agreement of Triangular Merger Between Environmental
                  Technologies, Inc., Parr Sub Two, Inc. and Advanced Fuel
                  Filtration Systems, Inc. dated December 29, 2003
         2.4*     Agreement of Merger between Advanced Fuel Filtration, Inc. and
                  Parr Sub Two, Inc. filed December 30, 2003
         2.5*     Plan and Agreement of Triangular Merger Between Environmental
                  Technologies, Inc., Parr Sub Three, Inc. and H.B. Covey, Inc.
                  dated December 29, 2003
         2.6*     Agreement of Merger between H.B. Covey, Inc. and Parr Sub
                  Three, Inc. filed December 30, 2003
         3.1.1**  Articles of Incorporation of Cyber Public Relations, Inc.,
                  filed June 18, 1998
         3.1.2**  Amended and Restated Articles of Incorporation of Cyber Public
                  Relations, Inc., changing the name of the corporation to
                  Entech Environmental Technologies, Inc., filed March 22, 2004
         3.1.3*   Articles of Incorporation of Point 2 Point Services, Inc.,
                  filed April 5, 2001
         3.1.4*   Certificate of Amendment to Articles of Incorporation of Point
                  2 Point Services, Inc., changing the name of the corporation to Parr Development, Inc., filed December 31, 2002
         3.1.5*   Amended and Restated Articles of Incorporation of Parr
                  Development, Inc., changing the name of the corporation to
                  Environmental Technologies, Inc., filed November 25, 2003
         3.1.6*   Articles of Incorporation of Parr Sub One, Inc. filed December
                  19, 2003
         3.1.7*   Articles of Incorporation of Parr Sub Two, Inc. filed December
                  19, 2003
         3.1.8*   Articles of Incorporation of Parr Sub Three, Inc. filed
                  December 19, 2003
         3.1.9*   Articles of Incorporation of Christie-Petersen Development
                  filed September 15, 1995
         3.1.10*  Articles of Incorporation of YLD/Clean Fuels, Inc. filed
                  September 18, 1995
         3.1.11*  Certificate of Amendment of Articles of Incorporation of
                  YLD/Clean Fuels, Inc., changing the name of the corporation to
                  Advanced Fuel Filtration, Inc., filed September 27, 1997
         3.1.12*  Articles of Incorporation of H.B. Covey, Inc., filed March 19,
                  1971
         3.2.1**  Bylaws of Cyber Public Relations, Inc., adopted July 5, 1998
         3.2.2*   Amended Bylaws of Cyber Public Relations, Inc. adopted
                  February 16, 2004
         3.2.3*   Amended and Restated Bylaws of Entech Environmental
                  Technologies, Inc., adopted April 28, 2004
         3.2.4*   Bylaws of Point 2 Point Services, Inc.
         3.2.5*   Bylaws of Parr Sub One, Inc. , adopted December 29, 2003
         3.2.6*   Bylaws of Parr Sub Two, Inc., adopted December 29, 2003
         3.2.7*   Bylaws of Parr Sub Three, Inc., adopted December 29, 2003
         3.2.8*   Bylaws of Christie-Petersen Development, adopted September 22,
                  1995
         3.2.9*   Bylaws of YLD/Clean Fuels, Inc. dated October 6, 1995
         3.2.10*  Bylaws of Entech Environmental Technologies, Inc. adopted
                  February 4, 2004
         3.2.11*  Restated Bylaws of H.B. Covey, Inc. adopted April 1, 1999
         3.3.1*   Charter of the Audit Committee of the Board of Directors of
                  Cyber Public Relations, Inc., adopted January 29, 2004
         3.3.2*   Charter of the Compensation Committee of the Board of
                  Directors of Cyber Public Relations, Inc., adopted January 29,
                  2004
         4.1*     Registration Rights Agreement with Barron Partners, LP
                  regarding registration of shares, dated January 23, 2004
         4.2*     Registration Rights Agreement with Wood Capital Associates, regarding registration of shares, dated January 23, 2004
         4.3*     Registration Rights Agreement with Patricia L. Fiorese,
                  regarding registration of shares, dated January 23, 2004
         4.4*     Registration Rights Agreement with Vance Luedtke, regarding registration of shares, dated January 23, 2004

         4.5*     Registration Rights Agreement with Diane C. Burge, regarding registration of shares, dated January 23, 2004
         4.6*     Registration Rights Agreement with Clayton Chase, regarding registration of shares, dated January 23, 2004
         4.7*     Registration Rights Agreement with James W. Moldermaker,
                  regarding registration of shares, dated January 23, 2004
         4.8*     Registration Rights Agreement with J. Kevin Wood, regarding registration of shares, dated January 23, 2004
         4.9*     Registration Rights Agreement with Thomas Sheridan, regarding registration of shares, dated January 23, 2004
         4.10*    Registration Rights Agreement with San Diego Torrey Hills
                  Capital, regarding registration of shares, dated January 23,
                  2004
         4.11*    Registration Rights Agreement with Norman E. Clarke, regarding registration of shares, dated January 23, 2004
         4.12*    Registration Rights Agreement with Steven R. Green, regarding registration of shares, dated January 23, 2004
         10.1*    Robert K. Christie Employment Agreement, dated December 15,
                  2003
         10.2*    Steven D. Rosenthal Employment Agreement, dated December 15,
                  2003
         10.3*    Douglas L. Parker Employment Agreement, dated December 15,
                  2003
         10.4*    James R. Christ Employment Agreement, dated December 31, 2003
         10.5*    Stock Pledge Agreement between Robert K. Christie and
                  Environmental Technologies, Inc. dated December 29, 2003
         10.6*    Stock Purchase Escrow Agreement between Barron Partners LP,
                  Cyber Public Relations, Inc. and Harbour, Smith, Harris &
                  Merritt, P.C. dated January 21, 2004
         10.7**   Capital Stock Exchange Agreement between the Registrant and the Stockholders of Environmental Technologies, Inc., dated
                  January 21, 2004
         10.8**   Stock Purchase Agreement between Environmental Technologies,
                  Inc. and Barron Partners, LP dated January 14, 2004
         10.9**   Amendment to Stock Purchase Agreement between Environmental
                  Technologies, Inc. and Barron Partners, LP dated January 21,
                  2004
         10.10*   Lease Agreement, effective October 1, 1999
         10.11*   Lease Agreement, effective September 1, 2001
         10.12*   Lease Agreement, effective November 15, 2002
         10.13*   Amendment No. 2 to Lease, effective July 31, 2003
         10.14*   Lease Agreement effective June 28, 1999
         10.15*   First Amendment to Lease, effective September 3, 2003
         10.16*   Cyber Public Relations, Inc. A Warrant for the Purchase of
                  Common Stock
         10.17*   Cyber Public Relations, Inc. B Warrant for the Purchase of
                  Common Stock
         10.18*   Cyber Public Relations, Inc. C Warrant for the Purchase of
                  Common Stock
         10.19*   Cyber Public Relations, Inc. D Warrant for the Purchase of
                  Common Stock
         10.20*   Cyber Public Relations, Inc. E Warrant for the Purchase of
                  Common Stock
         10.21*   Cyber Public Relations, Inc. Warrant for the Purchase of
                  Common Stock, Wood Capital Associates
         10.22*   Cyber Public Relations, Inc. Warrant for the Purchase of
                  Common Stock, Patricia L. Fiorese
         10.23*   Cyber Public Relations, Inc. Warrant for the Purchase of
                  Common Stock, Vance Luedtke
         10.24*   Entech Environmental Technologies, Inc. Warrant for the
                  Purchase of Common Stock, Diane C. Burge
         10.25*   Entech Environmental Technologies, Inc. Warrant for the
                  Purchase of Common Stock, Clayton Chase
         10.26*   Entech Environmental Technologies, Inc. Warrant for the
                  Purchase of Common Stock, James W. Moldermaker
         10.27*   Entech Environmental Technologies, Inc. Warrant for the
                  Purchase of Common Stock, J. Kevin Wood
         10.28*   Entech Environmental Technologies, Inc. Warrant for the
                  Purchase of Common Stock, Thomas Sheridan
         10.29*   Entech Environmental Technologies, Inc. Warrant for the
                  Purchase of Common Stock, San Diego Torrey Hills Capital

         10.30* Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Norman E. Clarke
         10.31* Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Steven R. Green
         10.32* Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock
         31.1* Certification of Steven D. Rosenthal, Chief Executive Officer of Entech Environmental Technologies, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002.
         31.2* Certification of Barbara Tainter, Chief Financial Officer of Entech Environmental Technologies, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002.
         32.1* Certification of Steven D. Rosenthal, Chief Executive Officer of Entech Environmental Technologies, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002.
         32.2* Certification of Barbara Tainter, Chief Financial Officer of Entech Environmental Technologies, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002

----------
*    Filed herewith.
**   Previously Filed

(b) Reports on Form 8-K.

o Form 8-K filed on January 28, 2004 regarding change in control, the acquisition by us of all of the issued and outstanding shares of Environmental Technologies, Inc., a Nevada corporation, the completion of the private sale of 2,000,000 shares of our common stock and 7,150,000 warrants for an aggregate consideration of US$2,000,000 to Barron Partners LP, an accredited investor, which sale was exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, and the change in our address.

         It was not practicable to file the required historical financial statements of Environmental Technologies, Inc. at the time of the filing of the Current Report on Form 8-K on January 28, 2004. Accordingly, pursuant to Item 7(a)(4) of Form 8-K, we filed such financial statements under cover of Form 8-K/A on April 7, 2004.

o        Form 8-K filed on April 30, 2004 to report a change in our fiscal year.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.

Dated May 24, 2004.

                                                    By  /s/  Steven D. Rosenthal
                                                       -------------------------
                                                       Steven D. Rosenthal,
                                                       Chief Executive Officer