Form 10QSB
period 2004-06-30
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2004-10-13
CIK 1066923

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________


                        COMMISSION FILE NUMBER: 000-32249

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

                FLORIDA                                      98-0222013
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

309 E. COMMERCIAL STREET, POMONA, CALIFORNIA                   91767
  (Address of principal executive offices)                   (Zip Code)


                                 (909) 623-2502
                           (Issuer's telephone number)

            8513 Rochester Avenue, Rancho Cucamonga, California 91730
                  (former address if changed since last report)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2004, the issuer had 14,700,832 shares of its common stock issued and outstanding.


     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .   3
  Item 2.  Management's Discussion and Analysis or Plan of Operation. .  15
  Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . .  27
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  27
  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  27
  Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . .  27
  Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . .  27
  Item 4.  Submission of Matters to a Vote of Security Holders. . . . .  27
  Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . .  27
  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  27
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  32
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  33
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002  34
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002  35

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

                                ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                             JUNE 30, 2004
                                              (UNAUDITED)

ASSETS:
Current assets:
Cash and cash equivalents                                                                $     14,162
Accounts receivable, net of $49,049 allowance for doubtful accounts at June 30, 2004          358,955
Inventories (Note A)                                                                          438,192
Other                                                                                           7,121
                                                                                         -------------
Total current assets                                                                          818,430

Property and equipment: (Note F)                                                              513,843
Less: accumulated depreciation                                                               (316,150)
                                                                                         -------------
Total property and equipment                                                                  197,693

Other Assets:
Deposits                                                                                       52,321

Assets of discontinued operations (Note D)                                                  3,358,078
                                                                                         -------------

Total assets                                                                             $  4,426,522
                                                                                         =============

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses                                                    $  1,341,658
Notes payable - current portion (Note G)                                                    1,875,000
Notes payable - related parties (Note G)                                                      627,691
                                                                                         -------------
Total current liabilities                                                                   3,844,349

Liabilities of discontinued operations (Note D)                                            19,028,321

(Deficiency in) stockholders' equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding at June 30, 2004 (Note I)
Common Stock, $.001 par value; 100,000,000 shares authorized; 14,700,832 shares issued
and outstanding at June 30, 2004 (Note I)                                                      14,701
Additional paid-in-capital                                                                 10,149,738
(Accumulated deficit)                                                                     (28,610,587)
                                                                                         -------------
Total (deficiency in) stockholders' equity                                                (18,446,148)

Total liabilities and (deficiency in) stockholders' equity                               $  4,426,522
                                                                                         =============

         See accompanying notes to the unaudited condensed consolidated financial information.

                                  ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                               For the Three Months Ended      For the Nine Months Ended
                                                        June 30,                        June 30,
                                                 2004             2003            2004            2003
                                                 ----             ----            ----            ----
Revenue, net                                $      392,563   $     385,128   $   1,068,979   $   1,476,559
Cost of Goods Sold                                 317,709         225,532         745,920         785,561
                                            ---------------  --------------  --------------  --------------
Gross Profit                                        74,854         159,596         323,059         690,998
                                                         -               -               -               -
Operating Expenses:
Selling, General, and Administrative             4,354,785         295,668       6,890,620         779,031
Depreciation                                        15,000          15,000          45,000          45,000
Goodwill Impairment (Note C)                     5,906,770               -       7,049,020               -
                                            ---------------  --------------  --------------  --------------
Total Operating Expenses                        10,276,555         310,668      13,984,640         824,031
                                                         -               -               -               -
(Loss) from Operations                         (10,201,701)       (151,072)    (13,661,581)       (133,033)
                                                         -               -               -               -
Other Income (Expense):
  Miscellaneous Income                              21,718               -          38,308               -
  Interest (Expense)                                (1,250)              -          (1,250)              -
                                            ---------------  --------------  --------------  --------------
Total Other Income (Expenses)                       20,468               -          37,058               -

(Loss) Before Provision for Income
Taxes and Discontinued Operations              (10,181,233)       (151,072)    (13,624,523)       (133,033)
Provision for Income Taxes                               -               -         (34,000)              -
                                            ---------------  --------------  --------------  --------------
(Loss) from Continuing Operations              (10,181,233)       (151,072)    (13,658,523)       (133,033)
(Loss) Income from Discontinued
Operations (Note D)                             (9,965,074)        422,043     (12,890,790)      1,898,538
                                            ---------------  --------------  --------------  --------------

Net (Loss) Income                           $  (20,146,307)  $     270,971   $ (26,549,313)  $   1,765,505
                                            ===============  ==============  ==============  ==============
                                                         -               -               -               -

(Loss) per share (basic and fully diluted)  $        (1.44)            n/a   $       (3.22)            n/a
                                            ===============                  ==============

Continuing operations                       $        (0.73)            n/a   $       (1.65)            n/a
                                            ===============                  ==============
Discontinued operations                     $        (0.71)            n/a   $       (1.57)            n/a
                                            ===============                  ==============

Basic and diluted weighted average
number of shares outstanding                    13,943,963             n/a       8,254,056             n/a
                                            ===============                  ==============

           See accompanying notes to the unaudited condensed consolidated financial information.

                                          ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                                     STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
                                  FOR THE PERIOD FROM SEPTEMBER 30, 2003 TO JUNE 30, 2004
                                                        (UNAUDITED)

                                                                   Additional
                                                                    Paid-in
                                                                    -------       Treasury     Accumulated
                                            Shares      Amount      Capital        Stock         Deficit         Total
                                            ------      ------      -------        -----         -------         -----
Balance at September 30, 2003                 67,824   $ 64,574   $   645,771   $(1,250,000)  $ (2,061,274)  $ (2,600,929)

Cancellation of shares issued for
merger with Entech                           (67,824)   (64,574)       64,574             -              -              -

Cancellation of treasury stock in
relation to merger                                 -          -    (1,250,000)    1,250,000              -              -

Shares of Cyber Public with
stockholders                               2,199,000      2,199        (2,199)            -              -              -

Shares retained in connection with
merger with Cyber Public in
January 2004                                 315,000        315             -             -              -            315

Shares canceled in connection with
merger with Entech, in January
2004                                      (2,199,000)    (2,199)        2,199             -              -              -

Shares issued to stockholders in
exchange for Entech shares, in
January 2004                               8,550,000      8,550     4,962,481             -              -      4,971,031

Shares issued to employees at
0.001 per share, in January 2004            500,000         500             -             -              -            500

Shares issued for investment and
legal services at $0.001 per share, in
January 2004                               1,000,000      1,000             -             -              -          1,000

Shares issued for investors as per
private placement memorandum at
1.00 per share, in January 2004           2,000,000       2,000     1,998,000             -              -      2,000,000

Shares issued for investors as per
private placement memorandum at
2.00 per share, in March 2004               310,000         310       619,690             -              -        620,000

Shares issued for investors as per
private placement memorandum at
1.50 per share, in March 2004               857,498         858     1,285,389             -              -      1,286,247

Shares issued to consultant for
services at $1.50 per share, in March
2004                                         250,000        250       374,750             -              -        375,000

Shares issued for investors as per
private placement memorandum at
2.00 per share, in June 2004                145,000         145       289,855             -              -        290,000

Shares issued for investors as per
private placement memorandum at
1.50 per share, in June 2004                773,334        773     1,159,228             -              -      1,160,001

Net (loss)                                         -          -             -             -    (26,549,313)   (26,549,313)
                                          -----------  ---------  ------------  ------------  -------------  -------------
BALANCE AT JUNE 30, 2004                  14,700,832   $ 14,701   $10,149,738   $         -   $(28,610,587)  $(18,446,148)
                                          ===========  =========  ============  ============  =============  =============

                   See accompanying notes to the unaudited condensed consolidated financial information.

                      ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                           2004           2003
                                                           ----           ----
Cash flows from operating activities:
Net cash provided by (used in) operating activities:    (5,254,596)         138,067

Cash flows from investing activities:
Net cash (used in) investing activities                   (238,418)               -

Cash flows from financing activities:
Net cash provided by financing activities                5,356,248                -

Net increase in cash and cash equivalents                 (136,766)         138,067
Cash and cash equivalents at beginning of period           150,928           12,861
                                                       ------------  --------------
Cash and cash equivalents at end of period             $    14,162   $      150,928
                                                       ============  ==============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest               $     1,250   $            -
Cash paid during the period for income taxes           $    34,000   $            -
Common stock issued to employees for services          $       500   $            -
Common stock issued to consultants for services        $   376,500   $            -
Acquisition of CPI: (Note B)
Net liabilities assumed in excess of assets            $ 3,238,483   $            -
Note payable                                                     -                -
                                                       ------------  --------------
Total consideration paid/goodwill                        3,238,483                -
                                                       ============  ==============
Acquisition of Advanced Fuel: (Note B)
Net liabilities assumed in excess of assets            $ 1,855,626   $            -
Note payable                                             1,000,000                -
                                                       ------------  --------------
Total consideration paid/goodwill                      $ 2,855,626   $            -
                                                       ============  ==============
Acquisition of H.B. Covey: (Note B)
Net assets acquired in excess of liabilities           $   (45,089)  $            -
Note payable                                             1,000,000                -
                                                       ------------  --------------
Total consideration paid/goodwill                      $   954,911   $            -
                                                       ============  ==============
Acquisition of Cyber: (Note B)
Common stock retained                                  $       315   $            -
Liabilities assumed in excess of assets                     22,263                -
Cash paid                                                  275,000                -
                                                       ------------  --------------
Total consideration paid/organization cost             $   297,578   $            -
                                                       ============  ==============

       See accompanying notes to the unaudited condensed consolidated financial information.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2003 financial statements and footnotes thereto included in the Company's SEC Form 8-K, as amended.

Business and Basis of Presentation
----------------------------------

Entech Environmental Technologies, Inc. ("Entech" or the "Company"), formerly Parr Development, Inc., was formed on April 5, 2001 under the laws of the State of Florida. The Company is a provider of construction, repair, and maintenance services for fueling related businesses in California, Arizona, and Nevada and offers complete planning and construction services for gas stations, convenience stores, fast food restaurants, retail shopping centers, and truck stops, as well as comprehensive remodeling and re-imaging services and, regulatory compliance testing and manage and maintain attached underground storage tanks and related environmental issues. As of December 2003, Entech operates one wholly-owned subsidiary, Environmental Technologies, Inc., a Nevada corporation.

On December 30, 2003, the Company acquired through a Share Exchange Agreement, all of the issued and outstanding stock of CPI Development, Inc., formally Christie Peterson Development Corporation, Inc. ("CPI"), Advanced Fuel Filtration Systems Inc. ("Advanced Fuel") and H.B. Covey, Inc. ("H.B. Covey"). From its inception and up to December 30, 2003, Entech had no significant assets or operations. Subsequent to the acquisition, CPI, Advanced Fuel, and H.B.
Covey became wholly-owned subsidiaries of the Company. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, Entech is the acquiring entity (Note B).

On January 21, 2004, Entech completed Capital Stock Exchange Agreement ("Agreement") with Cyber Public Relations, Inc. ("Cyber") an inactive publicly registered shell corporation with no significant assets or operations. For accounting purposes, Entech shall be the surviving entity. The transaction is accounted for using the purchase method of accounting. As a result of the Agreement, there was a change in control of the Company (Note B).

In June 2004, the management received the authority to proceed with the plan of disposal of its two subsidiaries, CPI and Advanced Fuel. The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated (Note D). Subsequent to the date of financial statements, the Company formally filed bankruptcy for CPI and Advanced Fuel in Los Angeles County (Note K).

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Environmental Technologies, Inc., CPI Development, Inc. ("CPI"), Advanced Fuel Filtration Systems Inc. ("Advanced Fuel") and H.B. Covey, Inc. ("H.B. Covey"). Significant inter company transactions have been eliminated in consolidation.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2003 and the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at June 30, 2004.

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

As of June 30, 2004, the Company has discontinued substantially all of its CPI and AFFS construction business (see Note D and K) while initiating fuel construction bidding for H.B. Covey. At June 30, 2004 H.B. Covey had $207,000 in fuel construction contracts to commence during the fourth quarter.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)
-------------------------------

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

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the company's financial statements.

As of June 30, 2004, the Company has discontinued substantially all of its environmental services business (see Note D and K).

Inventories
-----------

Inventory is stated at the lower of cost, using the average cost method, or market. Components of inventories as of June 30, 2004 are as follows:

Finished goods               $438,192
                             --------
Total                        $438,192
                             ========

NOTE B - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE

On December 30, 2003, the Company acquired through a Share Exchange Agreement, all of the issued and outstanding stock of CPI Development, Inc., formally Christie Peterson Development Corporation, Inc. ("CPI"), Advanced Fuel Filtration Systems Inc. ("Advanced Fuel") and H.B. Covey, Inc. ("H.B. Covey"). From its inception and up to December 30, 2003, the Company had no significant assets or operations. Subsequent to the acquisition, CPI, Advanced Fuel, and H.B. Covey became wholly-owned subsidiaries of the Company. The value of the Company's common stock issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company is the acquiring entity.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE B - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE (CONTINUED)

For the acquisition of CPI Development, Inc. ("CPI"), the total consideration paid was $3,238,483 and the significant components of the transaction are as follows:

     Net liabilities assumed in excess of assets                 $3,238,483
     Cash paid                                                            -
                                                                 ----------
     Total consideration paid/goodwill                           $3,238,483
                                                                 ==========

Subsequent to the date of financial statements, CPI filed bankruptcy under Chapter 7 of the U.S. Bankruptcy Code (see Note K).

For the acquisition of Advanced Fuel Filtration Systems, Inc. ("Advanced Fuel"), the total consideration paid was $2,855,626 and the significant components of the transaction are as follows:

     Net liabilities assumed in excess of assets                 $1,855,626
     Cash paid                                                    1,000,000
                                                                 ----------
     Total consideration paid/goodwill                           $2,855,626
                                                                 ==========

Subsequent to the date of financial statements, Advanced Fuel filed bankruptcy under Chapter 7 of the U.S. Bankruptcy Code (see Note K).

For the acquisition of H.B. Covey, the total consideration paid was $954,911 and the significant components of the transaction are as follows:

     Net assets acquired in excess of liabilities               $  (45,089)
     Cash paid                                                   1,000,000
                                                                -----------
     Total consideration paid/goodwill                          $  954,911
                                                                ===========

On January 21, 2004, Entech completed Capital Stock Exchange Agreement ("Agreement") with Cyber Public Relations, Inc. ("Cyber") an inactive publicly registered shell corporation with no significant assets or operations. For accounting purposes, Entech shall be the surviving entity. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of Cyber was $297,578. From June 1998 until the date of the merger, Cyber was an inactive corporation with no significant assets and liabilities. As Cyber Public Relations, Inc. was an inactive corporation with no significant operations, the Company recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their historical cost. The results of operations subsequent to the date of merger are included in the Company's consolidated statements of losses.

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

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE B - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE (CONTINUED)

The total consideration paid was $297,578 and the significant components of the transaction are as follows:

     Common stock retained                                         $    315
     Liabilities assumed in excess of assets                         22,263
     Cash paid                                                      275,000
                                                                   --------
     Total consideration paid/organization cost                    $297,578
                                                                   ========

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

Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. The test completed in the second and third quarter of 2004 indicated that the recorded book value of this reporting unit exceeded its fair value, as determined by discounted cash flows. The decrease in fair value is a result of:

     -    Significant  operating  losses  during  the  past  nine  months
     -    Unanticipated  decline  in  revenues  and  profitability
     -    Loss  of  key  personnel

As a result of these events and circumstances, Company management believes that more likely than not the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill at June 30, 2004. Upon completion of the assessment, management recorded a non-cash impairment charge of $(5,906,770) net of tax, or $(.42) per share during the quarter ended June 30, 2004 and $(7,049,020) net of tax, or $(.85) per share for the nine months ended June 30, 2004, to reduce the carrying value of goodwill in this reporting unit to its estimated value of zero at June 30, 2004. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates.

NOTE D - DISCONTINUED OPERATIONS

On June 30, 2004, the management received the authority to proceed with the plan of disposal of its CPI and AFFS subsidiaries. Due to inadequate financing and the Company's working capital deficiency, Management has made the decision to discontinue its operations of the CPI and AFFS subsidiaries. While this decision has been made, it is the Company's intention to operate its current business for such a period of time as necessary to wind down operations. The following summarizes the assets and liabilities of discontinued operations at June 30, 2004:

Assets:
Accounts Receivable, net of allowance for doubtful accounts      $2,627,787
Prepaid Expenses                                                    291,971
Property and Equipment, net of accumulated depreciation             433,630
Deposits                                                              4,690
                                                                 ----------
Total Assets                                                     $3,358,078
                                                                 ==========

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE D - DISCONTINUED OPERATIONS (CONTINUED)

          Liabilities:
          Accounts Payable and Accrued Liabilities              $13,906,894
          Deferred Income                                           315,167
          Notes Payable                                           1,719,368
          Long Term Notes Payable                                 3,086,892
                                                                -----------
          Total Liabilities                                     $19,028,321
                                                                ===========

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the nine-month periods ended June 30, 2004 and 2003 were:

                                               2004               2003
                                           -------------      -------------
          Revenue                          $ 18,323,137       $ 32,160,808
          Expenses                          (31,213,927)       (30,262,270)
                                           -------------      -------------
          Net Income (Loss)                $(12,890,790)      $  1,898,538
                                           =============      =============

Depreciation and amortization expenses included in expenses of discontinued operations amounted to $1,388,206 and $125,690 for the nine-month periods ended June 30, 2004 and 2003, respectively.

NOTE E - AGREEMENT WITH FACTOR

The Company has an arrangement for a factoring facility whereby the factor purchases eligible receivables and advances 80 percent of the purchased amount to the Company. Purchased receivables may not exceed $700,000 at any one time. Either party may cancel the arrangement with 30 days notice. This arrangement is accounted for as a sale of receivables on which the factor has recourse to the 20 percent residual of aggregate receivables purchased and outstanding. Interest payable by the Company to the factor is calculated at prime plus 2 percent of the amount of the receivable factored plus a variable (0.025 percent per day) discount fee computed on the amount advanced to the Company and accruing on the basis of actual days elapsed from the date of the 80 percent advance until 3 days after collection of such account receivable by the factor at a per annum rate equal to an internal rate set by the factor. The rate at June 30, 2004 was 9 percent. In connection with this agreement, the Company is required to maintain certain financial covenants.

At June 30, 2004, balance due from factor (included in accounts receivable) was as follows:

          Accounts Receivable - Factored                          $ 395,296
          Less: Advance from Factor                                (316,237)
                                                                  ----------
          Net Due from Factor                                     $  79,059
                                                                  ==========

NOTE F - PROPERTY AND EQUIPMENT

Major classes of property and equipment at June 30, 2004 consist of the followings:

          Transportation Equipment                                $  53,631
          Tools and Equipments                                      210,195
          Office Furniture                                          250,017
                                                                  ----------
          Total                                                     513,843
          Less: Accumulated Depreciation                           (316,150)
                                                                  ----------
          Net Property and Equipment                              $ 197,693
                                                                  ==========

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE G - NOTES PAYABLE

Notes payable at June 30, 2004 are as follows:

  Note payable to a stockholder; unsecured; non interest bearing, payable on demand        $   450,191
  Note Payable to a stockholder, unsecured; non interest bearing, payable on demand            127,500
  Note Payable to a related party, non interest bearing, payable on demand                      50,000
  Note Payable, related party due upon completion of equity funding; non-interest bearing    1,000,000
  Note Payable, related party due upon completion of equity funding; non-interest bearing      875,000
                                                                                           ------------
  Total                                                                                      2,502,691
  Less: current portion                                                                     (2,502,691)
                                                                                           ------------
  Notes payable - long term                                                                $         -
                                                                                           ============

NOTE H - WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

                       Warrants Outstanding                     Warrants Exercisable
                       --------------------                     --------------------
                                                      Weighed                Weighted
                                                      Average                 Average
     Exercise                  Weighted Average      Exercise                Exercise
     --------     Number     Remaining Contractual   --------     Number     --------
      Prices    Outstanding       Life (Years)         Price    Exercisable    Price
      ------    -----------       ------------         -----    -----------    -----
         $1.00    3,150,000          4.58            $    1.00    3,150,000  $    1.00
          1.10      475,375          4.58                 1.10      475,375       1.10
          2.00    2,000,000          4.58                 2.00    2,000,000       2.00
          2.50      400,000          2.63                 2.50      400,000       2.50
          3.00      400.000          2.63                 3.00      400,000       3.00
          4.00    1,000,000          4.58                 4.00    1,000,000       4.00
          6.00    1,000,000          4.58                 6.00    1,000,000       6.00
                -----------          ----            ---------  -----------  ---------
                  8,425,375          4.40            $    2.36    8,425,375  $    2.36
                ===========          ====            =========  ===========  =========

Transactions involving warrants are summarized as follows:

                                                          Weighted Average
                                        Number of Shares   Price Per Share
                                        ----------------   ---------------
     Outstanding at September 30, 2003                 -  $               -
                                        ================  =================
        Granted                                8,425,375               2.36
        Exercised                                      -                  .
        Canceled or expired                            -                  -
                                        ----------------  -----------------
     Outstanding at June 30, 2004              8,425,375  $            2.36
                                        ================  =================

The Company did not grant any compensatory warrants to non-employees during the period ended June 30, 2004 and all previously granted warrants were fully vested at the grant date. Accordingly, no expense was charged to operations for the period ended June 30, 2004.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE I - CAPITAL STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share. As of June 30, 2004, the Company has no preferred stock issued and outstanding. The Company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2004, the Company has 14,700,832 shares of common stock issued and outstanding.

In December 2003, the Company acquired through a Share Exchange Agreement, all of the issued and outstanding stock of CPI development Inc. and Advanced Fuel Filtration Systems, Inc. and H.B. Covey, Inc. Total of 67,824 shares of acquired companies were canceled subsequent to the acquisition. The Company also, canceled 500 shares of treasury stock for $1,250,000 relating to CPI development Inc.

On January 21, 2004, the Company completed Capital Stock Exchange Agreement ("Agreement") with Cyber Public Relations, Inc. ("Cyber" or "Company") an inactive publicly registered shell corporation with no significant assets or operations. Effective with the Agreement, all except 315,000 out of total 2,199,000 shares of common stock was canceled and in exchange 8,550,000 shares of Cyber's restricted common stock were issued. Also, the Company issued 500,000 shares to the employees in relation to the acquisition.

In January 2004, the Company issued an aggregate of 1,000,000 shares of common stock to various outside service providers in exchange for investment and legal services. The shares were issued at the par value of $0.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In January 2004, the Company issued 2 million shares of common stock to Baron Partners for $2,000,000 of cash, net of costs and fees.

In March 2004, the Company issued an aggregate of 310,000 shares of common stock to various investors via a private placement offering for $620,000 in total proceeds at $2.00 per share, net of costs and fees.

In March 2004, the Company issued an aggregate of 857,498 shares of common stock to various investors via a private placement offering for $1,286,247 in total proceeds at $1.50 per share, net of costs and fees.

In March 2004, the Company issued an aggregate of 250,000 shares of common stock to an individual providing public market relations services at $1.50 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In June 2004, the Company issued an aggregate of 918,334 shares of common stock to various investors via a private placement offering for $1,450,001 in total proceeds, net of costs and fees.

NOTE J - RELATED PARTY TRANSACTIONS

The Company leases its office and warehouse space from a related party at a monthly rental of $13,700 per month subject to annual increments of 4 percent. Rental expenses have been included in the operating expenses for the three and nine months ended June 30, 2004.

NOTE K - SUBSEQUENT EVENTS

On September 30, the Company formally filed bankruptcy for its CPI and Advanced subsidiaries in Los Angeles County (Petition Filing # LA04-30910BB) and for Advance Fuel (Petition Filing # LA04-30908BB), under Chapter 7 of the U.S. Bankruptcy Code.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities
Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date
hereof.  Changes  may  occur  after  that  date.   We  will  not  update  that
information except as required by law in the normal course of its public disclosure practices.

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2003.

MANAGEMENT'S PLAN OF OPERATION

     General. Through our wholly-owned subsidiary, H.B. Covey, Inc., we are a provider of construction, repair, and maintenance services for fueling related businesses. Currently, the focus of our attention is in California. We offer complete planning and construction services for gas stations, convenience stores, and truck stops, as well as comprehensive remodeling and re-imaging services and, regulatory compliance inspections. In addition, we maintain attached underground storage tanks ("USTs") systems, including piping and dispensers, and related environmental issues.

     We were initially incorporated in 1998 in Florida as Cyber Public Relations, Inc. for the purpose of providing Internet electronic commerce consulting services to small and medium size businesses. We have ceased all of the business activities formerly undertaken by Cyber Public Relations, which never had any material operations or revenues.

     On January 21, 2004, pursuant to a Capital Stock Exchange Agreement between the stockholders of Environmental Technologies, Inc., a Nevada corporation, the Environmental Technologies stockholders transferred all of their shares of the Environmental Technologies stock to Cyber Public Relations in exchange for 9,550,000 shares of the common stock of Cyber Public Relations.

     As a result of the exchange, Environmental Technologies, Inc. became a wholly-owned subsidiary of Cyber Public Relations, and the Environmental Technologies stockholders acquired 96.81 percent of the issued and outstanding shares of the common stock of Cyber Public Relations. Immediately following the exchange, Barron Partners, LP acquired 2,000,000 shares of our common stock and warrants for the purchase of 7,150,000 shares of our common stock. We changed our name to Entech Environmental Technologies, Inc. on March 22, 2004 to more accurately reflect our business operations.

     Our wholly-owned subsidiary Environmental Technologies, Inc. is a Nevada corporation located in Pomona, California, formerly known as Parr Development, Inc., which was incorporated in 2001. Before the mergers of its subsidiaries described in this Item 2, Parr Development had not engaged in any operations. Parr Development changed its name to Environmental Technologies in 2003.

     Initially, Entech was the result of the recent combination of several companies:

- Christie-Peterson Development, a California corporation incorporated in 1995, a provider of construction, repair, and maintenance services for petroleum service stations in California, Nevada, and Arizona;

- H.B. Covey, Inc., a California corporation incorporated in 1971 but which has been in business since 1948, a fueling station diagnostic and maintenance company with petroleum construction experience in building and maintaining service stations; and

- Advanced Fuel Filtration Systems, Inc., a California corporation incorporated in 1995 (herein sometimes referred to as "AFFS"), a provider of comprehensive environmental management solutions for the petroleum industry, with operations including fuel and chemical transportation, hazardous and non-hazardous waste disposal, emergency HAZMAT response, and underground storage tank cleaning and filtration services.

     We also formed another wholly-owned subsidiary, Future Fuels Technology, Inc., a California corporation.

     The mechanics of the combination of the component companies of Entech initially occurred with the reverse triangular mergers between each of Christie-Peterson, H.B. Covey and AFFS with three subsidiaries of Environmental Technologies. In each case, the stockholders of Christie-Peterson, H.B. Covey and AFFS existing before the mergers received shares of the common stock of Environmental Technologies in exchange for all of their shares in the merged companies. Following the reverse triangular mergers, Environmental Technologies had three wholly-owned subsidiaries, Christie-Peterson, H.B. Covey, and AFFS, in addition to Future Fuels Technology.

     Christie-Peterson Development. Through our Christie-Peterson subsidiary, we were a provider of construction, repair, and maintenance services for petroleum service stations in California, Nevada, and Arizona. However, on June 30, 2004, we ceased all activities through Christie-Peterson due to a lack of profitability.

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

     Advanced Fuel Filtration Systems, Inc. Advanced Fuel Filtration Systems was a provider of comprehensive environmental management solutions for the petroleum industry, with operations, including fuel and chemical transportation, hazardous and non-hazardous waste disposal, emergency HAZMAT response, and underground storage tank cleaning and filtration services. However, on June 30, 2004, we ceased all activities through Christie-Peterson due to a lack of profitability.

     Future Fuels Technology, Inc. Future fuels seeks to take advantage of government mandates to convert municipal and private fleets to cleaner burning alternative fuels. Future Fuels Technology will build the alternative fueling sites.

STRATEGIC ACQUISITIONS AND EXPANSION

     In order to expand our general service station construction and maintenance business and further build our revenues, we have undertaken an expansion and acquisition program to capitalize upon our experience, strategic relationships, favorable market space, and operational advantages. We intend to broaden our operations through acquisitions of synergistic fit candidates and become a full service environmental management company, offering complete end-to-end construction, maintenance, and repair of service stations, and begin to offer services oriented towards the future of the energy industry with alternative fueling technology construction. We expect that H.B. Covey will enable us to perform construction and repair contracts, strengthen customer relationships, and increase operating efficiencies, market penetration and/or product superiority in order to build competitive advantage and increase stockholder value.

     In addition to our traditional fuel system maintenance, we have recently entered into a contract with Sears, a major retailer to install household appliances including; hot water heaters, garbage disposals, window air conditioning units, etc. The initial service area will include 32 stores and approximately 1,000 square miles. We anticipate expansion in both geographic coverage and customer base.

OUR FINANCIAL RESULTS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL

     Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our anticipated expense levels are based, in part, on our estimates of future revenues but, may vary from what we expect. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

     We cannot predict with certainty our revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

EMPLOYEES

     Currently, we have approximately 30 employees. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. Our operational hub is located in the Inland Empire area of southern California, which is considered to be one of the fastest growing areas in the United States. The dense population is expected to provide a ready source of available labor to support our growth.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE CORRESPONDING PERIOD IN 2003.

     As noted above, we discontinued operations of our CPI and AFFS subsidiaries effective June 30, 2004. As a result, the majority of our previous revenues and expenses are no longer included in operations. Our remaining operations now consist solely of H.B. Covey and Entech, the corporate parent.

     Total net sales and revenues were flat at $392,000 for the three months ended June 30, 2004 compared to $385,000 for the prior period, a gain of 2 percent.

     Our gross profit for the three months ended June 30, 2004 compared to 2003 decreased to $75,000 from $160,000. Gross margin as a percentage of sales decreased to 19 percent in 2004 from 41 percent in 2003. Liquidity difficulties impacted our ability to efficiently purchase materials and deliver services during the quarter.

     Total operating expenses for the three months ended June 30, 2004 compared to 2003 increased by $9.966 million to $10.277 million from $311,000 in the prior period.

     Included within the $9.966 million increase compared to the three months ended June 30, 2003 is $5.907 million of goodwill impairment related to the pending CPI and AFFS dispositions. Also included is $4.015 million of EnTech corporate parent expenses, including $3.256 million to fully reserve intercompany receivables belonging to CPI and AFFS. The remaining $759,000 of EnTech spending was to comply with initial public market reporting and audits, public relations and fund raising. EnTech, the public company, was formed in January 2004. As a result, the required public reporting and related expenses, did not exist in the prior June 2003 period. After discontinuing the CPI and AFFS operations in June 30, 2004, EnTech corporate parent drastically cut costs to be approximately 10 percent of remaining H.B. Covey revenues for the upcoming fiscal 2005 period.

     Excluding corporate parent costs, H.B. Covey SG&A increased $88,000 from $311,000 for the three months ended June 30, 2003 to $355,000 in the current period largely driven by higher insurance costs and bad debt write offs.

     Operating loss increased from a loss of $151,000 to a loss of $10.202 million for the three months ended June 30, 2004. This decrease reflects the lower gross margins compared to the comparable period. In addition, the increased operating expenses reflect the impaired goodwill, increased spending to comply with initial public market reporting and audits, public relations, fund raising and the reserved intercompany receivables as identified above.

     Interest expense, net for the three months ended June 30, 2004 increased to $1,250 from zero in the same period of 2003.

     Discontinued income for the three months ended June 30, 2004 declined to a loss of $9.965 million from a profit of $422,000 in the same period of 2003. Included in the June 30, 2004 period loss of $9.965 million is $1.711 million in negative gross margin, $862,000 in payroll and related expense, $301,000 in vehicle and related expense, $306,000 in office and related expenses, $138,000 for insurance expenses, $117,000 in occupancy and related expenses, $25,000 in legal expenses, $2.230 million in bad debts, $1.309 in depreciation and reserved fixed assets, $84,000 in interest expense and $2.882 million of accrued expenses related to the pending CPI and AFFS subsidiary dispositions. 82 percent or $8.132 million of the total $9.965 million loss directly relates to the pending closure and write offs of the CPI and AFFS businesses. The direct closure and write off costs are the negative gross margin, bad debts, charges to fully reserve for fixed assets and accrued expenses for subsidiary disposition identified above.

     Net loss from continuing operations for the three months ended June 30, 2004 increased to a loss of $10.181 million from a loss of $151,000 in the third quarter as a result of the combination of factors described above. Net income including discontinued operations decreased to a loss of $20.146 million from a profit of $271,000 in the prior period as a result of the factors described above.

Nine Months Ended June 30, 2004 Compared to the Nine Months Ended June 30, 2003

     Net Sales decreased to $1,069,000 for the nine months ended June 30, 2004 from $1,477,000 for the comparable period, a 28 percent decrease. All of the year to date decline occurred in the first half of the year. To help grow the larger revenue base of CPI construction, H.B. Covey was largely focused on expanding CPI's fuel construction business. For fiscal 2005, H.B. Covey plans to grow both its existing fuel maintenance business as well as expand into profitable fuel construction.

     Gross profit for the nine months ended June 30, 2004 compared to 2003 decreased 53 percent to $323,000 from $691,000 in the prior period. Similar to sales, a majority of the year to date decline occurred in the first half of the year. Gross profit as a percentage of sales for the nine months ended June 30, 2004 compared to 2003 decreased to 30 percent from 47 percent.

     Total operating expenses for the nine months ended June 30, 2004 compared to 2003 increased $13.161 million to $13.985 million from $824,000 in the prior period. Included within the $13.161 million increase from the nine months ended June 30, 2003 is $7.049 million of goodwill impairment related to the pending CPI and AFFS dispositions. Also included is $5.940 million of EnTech corporate parent expenses including $3.256 million to fully reserved intercompany receivables belonging to CPI and AFFS. The remaining $2.684 million of EnTech corporate expense, largely incurred during the March 2004 quarter, was to comply with initial public market reporting and audits, public relations and fund raising. EnTech, the public company, was formed in January 2004. As a result, the required public reporting and related costs, did not exist in the prior June 2003 period. After discontinuing the CPI and AFFS operations in June 30, 2004, EnTech corporate parent drastically cut costs to be approximately 10 percent of remaining H.B. Covey revenues for the upcoming fiscal 2005 period.

     Excluding our corporate parent costs, H.B. Covey SG&A increased $172,000 from $824,000 for the nine months ended June 30, 2003 to $996,000 in the current period due to higher payroll and related expense, insurance costs and bad debts.

     Operating loss increased from a loss of $133,000 to a loss of $13.662 million for the nine months ended June 30, 2004, an increase of $13.529 million. This increase reflects the lower sales and gross margins compared to the comparable period and the $7.049 million of impaired goodwill. In addition, the increased SG&A costs of $6.112 million largely reflects increased spending to comply with initial public market reporting and audits, public relations, fund raising and reserved intercompany receivables as identified above.

     Interest expense, net for the three months ended June 30, 2004 increased to $1,250 from zero in the same period of 2003.

     Discontinued operating income for the nine months ended June 30, 2004 declined to a loss of $12.891 million from a profit of $1.899 million in the same period of 2003. $9.965 million or 77 percent of the $12.9 million year-to-date loss was incurred during the June 30, 2004 quarter as detailed above in the three months ended June 30, 2004 discussion. Included in the nine months ended June 30, 2004 period is $430,000 in negative gross margin, $3.045 million in payroll and related expense, $623,000 in vehicle and related expense, $842,000 in office and related expenses, $489,000 for insurance expenses, $358,000 in occupancy and related expenses, $145,000 in legal expenses, $1.388 million in depreciation and reserved fixed assets, $226,000 in travel, $218,000 in other, $2.245 million in bad debts and $2.882 million of accrued expenses related to the pending CPI and AFFS subsidiary dispositions. 64 percent or $8.226 million of the total $12.9 million loss directly relates to the pending closure and write offs of the CPI and AFFS businesses. The direct closure and write off costs are the $1.711 million third quarter negative gross margin as well as the bad debts, charges to fully reserve for fixed assets and accrued expenses for subsidiary disposition identified above.

     Net loss from continuing operations for the three months ended June 30, 2004 increased to a loss of $10.181 million from a loss of $151,000 in the third quarter as a result of the combination of factors described above. Net income including discontinued operations decreased to a loss of $20.146 million from a profit of $271,000 in the prior period as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2004, we had a deficiency in working capital of $ 3.0 million. For the nine months ended June 30, 2004, we generated a net cash flow deficit from operating activities of $5.2 million consisting primarily of year to date losses of $26.5 million, adjusted for non cash expenses of $13.5 and $3.7 million in discontinued operating expenses and continuing operating expenses, respectively, as well as a net increase in current liabilities of $4.1 million. The $13.5 million of non cash expenses within discontinued operations consisted of $7.0 million for goodwill impairment, $1.4 million in depreciation and reserved fixed assets increases, $2.2 million increase in allowance for uncollectible accounts receivable and $2.9 million of accrued expenses related to the pending CPI and AFFS subsidiary dispositions.

     Cash used in investing activities totaled $0.2 million, used for property, plant, and equipment, and note payable reductions. Cash provided by financing activities totaled $5.4 million consisting primarily of the net proceeds from issuance of our restricted common stock.

     We expect capital expenditures to be nominal for the balance of fiscal 2004 and $180,000 for fiscal 2005. These anticipated expenditures are for continued investments in property and equipment used in our business.

     By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

     The Company has a variety of debt agreements. Please see Note G in our Form 10-QSB for the quarter ended June 30, 2004 for the terms of each separate agreement.

DISCONTINUED OPERATIONS

     On June 30, 2004, we decided to discontinue operations of AFFS and CPI, two of our subsidiaries and classified their operating results as discontinued operations as well as impaired all outstanding goodwill. On September 30, 2004, we formally filed Chapter 7 bankruptcy for the two companies in Los Angeles County, California.

     We have relied mostly on advances and sale of our common stock to one of significant stockholders, Barron Partners, LP. There is no assurance the stockholder will continue to provide sufficient funds for us to successfully continue our operations. Therefore, we will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

     There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for its services and products. There can be no assurance that additional private or public financing including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

     Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

     If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

BUSINESS CONCENTRATION

     During  the  nine  months  ended June 30, 2004, we recognized approximately
55.7 percent of our revenues from continuing operations coming from two customers. During the nine months ended June 30, 2003, we recognized approximately 55.8 percent of our revenues from continuing operations to two customers. While we consider our relationships with the customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers. We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers.

INFLATION

     In our opinion, inflation has not had a material effect on our financial condition or results of our operations.

TRENDS, RISKS AND UNCERTAINTIES

     We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the consumer lighting industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

DEPENDENCE UPON MANAGEMENT

     Our future performance and success are dependant upon the efforts and abilities of our management. To a very significant degree, we are dependent upon the continued services of Burr Northrop, our president. If we lost the services of Mr. Northrop before we could get qualified replacements, that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our management.

LACK OF INDEPENDENT DIRECTORS

     We cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders generally and the controlling officers, stockholders or directors.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

     Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our articles of incorporation provide, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our articles and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

CONTINUED CONTROL BY CURRENT OFFICERS AND DIRECTORS

     The present officers and directors own approximately 23.2 percent of the outstanding shares of our common stock, and therefore are in a position to elect all of our directors and otherwise control Entech, including, without limitation, authorizing the sale of equity or debt securities, the appointment of officers, and the determination of officers' salaries. Stockholders have no cumulative voting rights.

MANAGEMENT OF POTENTIAL GROWTH

     We anticipate rapid growth, which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on us.

LIMITED MARKET DUE TO PENNY STOCK

     Our stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and
Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

- Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

- Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

- "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

- Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

- The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

     Furthermore, the "penny stock" designation may adversely affect the development of any public market for our shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.

     This procedure requires the broker-dealer to (i) obtain from the investor information concerning his financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

THE TRADING PRICE OF OUR COMMON STOCK MAY DECREASE DUE TO FACTORS BEYOND OUR CONTROL.

     The trading price of the common stock is subject to significant fluctuations in response to numerous factors, including:

-    Variations in anticipated or actual results of operations;

- Announcements of new products or technological innovations by us or our competitors;

-    Changes in earnings estimates of operational results by analysts;

-    Results of product demonstrations.

-    Inability of market makers to combat short positions on the stock;

- Inability of the market to absorb large blocks of stock sold into the market;

-    Comments about us or our markets posted on the Internet.

     Moreover, the stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our common stock. If our stockholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a price we deem appropriate.

WE PAY NO DIVIDENDS

     We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We believe that we do not have any material exposure to interest or commodity risks. We are exposed to certain economic and political changes in international markets where we compete, such as inflation rates, recession, foreign ownership restrictions, and trade policies and other external factors over which we have no control.

     Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. In the past the majority of our revenues were derived from the business operations of our wholly owned subsidiaries, H.B. Covey, Inc., Christie-Peterson Development and Advance Fuel Filtration Services, Inc., whose operations are conducted in United States dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

     We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

     As discussed by our accountants in the audited financial statements included in Item 7 of our Annual Report on Form 10-KSB, our revenue is currently insufficient to cover its costs and expenses. The management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

RECENT DEVELOPMENTS

     Environ Combination. Beginning in February of 2004, we and Environ Holdings, Inc., a Pennsylvania corporation, and Michael C. Webb began discussions of a possible combination our two companies. The transaction anticipated completing the raising of $12,000,000 by the end of July 2004. As a part of the proposed combination, we planned to reduce and restructure costs at a later date. However, all parties were unable to come to mutually agreeable terms and the deal collapsed on July 23, 2004.

     Shortly after the termination of the proposed combination with Environ, we began to reduce our staff, cut management pay and shuttered marginal and unprofitable businesses. Hampered by insufficient cash flow and unable to adequately fund contracts, we ultimately closed down CPI and AFFS in September 2004. On August 26, 2004, we moved our offices from the CPI premises to H.B. Covey's Pomona facility. Our remaining operations, consisting of H.B. Covey and our corporate parent, Entech, anticipate achieving profit beginning in first fiscal quarter of 2005.

     Changes in Management. Following the termination of the proposed Environ combination, Steven D. Rosenthal (on August 11, 2004), Robert Christie (on August 13, 2004), and Bret Covey (on August 13, 2004) resigned as officers and directors of Entech. In addition, Ned Link (on July 29, 2004) resigned as director and Barbara Tainter (on July 1, 2004) resigned as our chief financial officer. In addition, on August 16, 2004, William F. Greene resigned as an officer. Except for Mr. Rosenthal, all departing officers signed releases and terminated their outstanding employment contracts. In addition, our two remaining officers and directors, Burr Northrop and Douglas L. Parker, agreed to the termination of their employment contracts.

     On August 4, 2004, Burr Northrop and Douglas F. Parker became co-presidents of Entech and remained on the board. On September 28, 2004, Terence Leong, an associate of Barron Partners LP, one of our major stockholders, was elected to our board of directors. On September 28, 2004, Mr. Parker resigned as an officer of Entech and Mr. Northrop became president. On September 28, 2004, Mr. Northrop was elected our chief financial officer.

     Equity. In restructuring and reorganizing Entech, we anticipate significant dilution to existing shareholders by 15,460,990 shares to 30,161,822 outstanding shares. New shares were issued for previous PPM investors, Baron Partners for the restructuring, management incentives, vendor settlements and previous management debt for equity shares. Previous PPM investors are currently being offered 1,270,416 shares while Baron Partners LP received 400,000 shares. Incentives to management to complete the corporate restructuring and turnaround amounted to 7,500,000 shares. Vendors agreed to exchange payables for 4,122,000 shares and previous management converted debt for 3,688,574 shares as detailed below.

        ENTECH SHAREHOLDERS
               TYPE                     LAST                 FIRST         SUM OF SHARES
     ORIGINAL                                                                    312,625
     Directors & Officers                                                      7,652,375
Ex   Employee                                                                    450,000
ist  Affiliate                                                                 2,200,000
ing  PPM 1                                                                     2,000,000
     PPM 2                                                                       455,000
     PPM 3                                                                     1,630,832
     Sub-Total                                                                14,700,832
     PPM 2 Reset                                                                 455,000
     PPM 3 Reset                                                                 815,416
     Baron Reorg                Barron Partners LP                                     -
                                Abrams                Joe                        200,000
                                Leong                 Terence                    200,000
     Baron Reorg Total                                                           400,000
     Baron Reorg Warrants                                                              -
     Mgmt Incentive             Abrams                Joe                        750,000
                                Greene                William                  1,500,000
                                Leong                 Terence                    750,000
                                Northrop              Burr                     3,000,000
                                Other Key Employees                            1,500,000
Set  Mgmt Incentive Total                                                      7,500,000
tle  Settlement                 Torrey Hills Capital  EnTech Loan                500,000
me                                                    Windstone                  157,500
nts                             Wood Capital          Windstone                  157,500
an                              Windstone Capital     Windstone                   35,000
d                               Birch                                            400,000
Re                              Foster                Gerald                      72,000
set  Settlement Total                      1,322,000
s    Settlement S-8             Christie              Robert K (Put/Call)      1,000,000
                                Norman T. Reynolds                               225,000
                                Stonegate Securities                              75,000
     Settlement S-8 Total                  1,300,000
     Mgmt Debt to Equity        Christ                James                       43,750
                                Christie              Robert K                   333,333
                                                      Robert K (Put/Call)      1,500,000
                                Covey                 Bret                       413,333
                                Northrop              Burr                       783,524
                                Parker                Douglas                    513,265
                                St. Clair             Don                         33,869
                                Tainter               Barbara                     47,500
     Mgmt Debt to Equity Total                                                 3,668,574
     Sub-Total                                                                15,460,990
     GRAND TOTAL                                                              30,161,822

     Settlements. In an attempt to restructure our obligations, we have executed various settlement agreements as follows:

- In August and September 2004, we settled obligations with certain of our officers and employees by converting debt owed by us in exchange for shares of our common stock as shown on the below-described table:

       NAME         AMOUNT OF DEBT   NUMBER OF SHARES ISSUED
       ----         --------------   -----------------------
Douglas L. Parker   $    513,265.00                  513,265
James R. Christ           43,750.00                   43,750
Burr Northrop            783,524.33                  783,524
Bret Covey               413,333.33                  413,333
Robert K. Christie       333,333.33                  333,333
Barbara Tainter           47,500.00                   47,500
Don St. Clair             17,500.00                   33,869
Total               $  2,152,205.99                2,168,574

     As part of the same settlement, we and Mr. Christie agreed that an existing put and call with respect to 2,500,000 shares of our common stock held by Mr. Christie would terminate. As part of the agreement, Mr. Christie was permitted to retain his 2,500,000 shares of our common stock, separate from the 2,500,000 shares of common stock previously issued. Mr. Christie also agreed to pay a certain promissory note executed by us with respect to a Cadillac Escalade having a then unpaid balance of $23,531 in favor of General Motors Acceptance Corporation.

     As a part of the settlement agreement, all employment agreements between us and Messrs. Parker, Christ, Northrop, Covey, and Christie, and Ms. Tainter terminated. Moreover, as specified in the agreement, we owed Mr. Covey the sum of $68,000 in equipment loans. Mr. Covey had the title to the equipment subject to the loans, which we no longer used and which we conveyed to Mr. Covey, in exchange for the cancellation of the debt.

     In consideration for the agreement, Messrs. Parker, Christ, Northrop, Covey, Christie, and Ms. Tainter released us from any and all causes of action and claims whatsoever relating or pertaining to any event or agreement before the date of the agreement.

- On September 1, 2004, we and San Diego Torrey Hills Capital, Inc. settled a claim of $200,000, in exchange for a cash payment of $55,000 and 500,000 shares of our common stock. The claim arose as a result of a loan of $200,000 by San Diego Torrey Hills Capital for working capital purposes. The shares to be issued to San Diego Torrey Hills Capital will not be registered and shall be subject to restrictions on the transfer thereof. However, the shares are subject to "piggyback" registration rights.

- As of the date of this quarterly report, we and various investors in our private placement dated June 2004 are working on an agreement which provides that in addition to each share of our common stock and warrants for the purchase of our common stock purchased by the investors, the investors who execute the agreement, for no additional consideration other than the consideration described therein, shall receive one share of our common stock for every $3 Warrant for the purchase of our common stock purchased by the investors. The investors are also being asked to release us from any and all causes of action and claims relating or pertaining to the private placement or the subscription agreement in connection therewith. As of the date hereof, no such agreement has been executed. If and when such an agreement is executed, we will file an appropriate report with the SEC.

- As of the date of this quarterly report, we and various investors in our private placement dated January 2004 are working on an agreement which provides that in addition to each share of our common stock purchased by the investors, the investors who execute the agreement, for no additional consideration other than the consideration described therein, shall receive one-half share of our common stock for every share of our common stock purchased by the investors. The investors are also being asked to release us from any and all causes of action and claims relating or pertaining to the private placement or the subscription agreement in connection therewith. As of the date hereof, no such agreement has been executed. If and when such an agreement is executed, we will file an appropriate report with the SEC.

- As of the date of this quarterly report, we are working on an agreement with Grover Moss, an investor, to settle a debt to Mr, Moss in the amount of $398,737.50. As of the date hereof, no such agreement has been executed. If and when such agreement is executed, we will file an appropriate report with the SEC.

- On September 23, 2004, in consideration of a cash payment in the amount of $12,000 and the distribution of 225,000 shares of our common stock to Norman T. Reynolds, Esq., our attorney, we settled a debt for legal services rendered through August 30, 2004. The shares to be issued to Mr.
     Reynolds  will  be  registered  under a registration statement on Form S-8.

- On September 21, 2004, in consideration of a cash payment in the amount of $2,500 and the distribution of 75,000 shares of our common stock to Stonegate Securities, we settled a debt for investment banking services rendered through August 30, 2004. The shares to be issued to Stonegate Securities will be registered under a registration statement on Form S-8.

- On September 21, 2004, in consideration of a cash payment in the amount of $27,125 to Russell Bedford Stefanou Mirchandani LLP, we settled a debt for accounting services rendered through August 30, 2004.

- On September 1, 2004, in consideration of the distribution of 350,000 shares of our common stock to Windstone Capital, we settled a debt for investment banking services rendered through September 1, 2004. The shares to be issued to Windstone Capital will not be registered and shall be subject to restrictions on the transfer thereof. However, the shares are subject to "piggyback" registration rights.

- On September 30, 2004, in consideration of the distribution of 400,000 shares of our common stock to Birch Advisors, Ltd., we settled a debt for investment banking services rendered through August 30, 2004. The shares to be issued to Birch Advisors, Ltd. will not be registered and shall be subject to restrictions on the transfer thereof.

- On September 30, 2004, in consideration of the distribution of 72,000 shares of our common stock to Gerald Foster, we settled a debt for investment banking services rendered through August 30, 2004. The shares to be issued to Mr. Foster will not be registered and shall be subject to restrictions on the transfer thereof.

- On September 30, 2004, in consideration of a cash payment in the amount of $900 and the distribution of 33,869 shares of our common stock to Donald G. St. Clair, CPA, we settled a debt for accounting services rendered through August 30, 2004. The shares to be issued to Mr. St. Clair will not be registered and shall be subject to restrictions on the transfer thereof.

- On September 29, 2004, we and Mr. Christie executed an Escrow Agreement, whereby Mr. Christie agreed to place into escrow 2,500,000 shares of his common stock until December 31, 2004 or until such time as our board of directors has deemed in their sole discretion and good faith judgment that Mr. Christie has cooperated fully with us in the proceedings to liquidate all aspects of the business and operations of Christie-Petersen Development, whichever is the later.

     New Financing. On September 30, 2004, a group of investors led by Barron Partners, LLP agreed to advance us a minimum of $100,000 and a maximum of $1,500,000 pursuant to a secured note. The note is convertible into shares of our common stock at two and one half cents ($0.025) per share. In addition, we agreed to issue our common stock purchase warrants to purchase 15 shares of our common stock for every $1.00 of principal of the note, at an exercise price of $0.15 per share. The note has a term of two years and bears interest at a rate of eight percent per annum. The note has a first lien and security interest on all of our assets and those of our subsidiaries. We have no right to prepay the note. The investors may convert the note at any time.

     Certain  provisions  of  the  note  and  warrants  are  as  follows:

- We are obligated to register the shares of our common stock underlying conversion of the note pursuant to the terms and conditions of a Registration Rights Agreement dated September 30, 2004.

- The holder of the note is not be entitled to convert the note on a conversion date so as to acquire a number of shares of our common stock that would be in excess of the sum of (i) the number of shares of our common stock beneficially owned by the holder and its affiliates on an exercise date, and (ii) the number of shares of our common stock issuable upon the conversion of the note with respect to which the determination of this limitation is being made on a conversion date, which would result in beneficial ownership by the holder and its affiliates of more than 4.99 percent of the outstanding shares of our common stock on such date. Subject to the foregoing, the holder shall not be limited to aggregate conversions which would result in the issuance of more than 4.99 percent. The restriction described in this paragraph may be revoked upon 61 days prior notice from the holder to Entech. The holder may allocate which of our equity deemed beneficially owned by the holder shall be included in the
     4.99 percent amount described above and which shall be allocated to the excess above 4.99 percent.

- A holder of the warrant shall not be entitled to exercise the warrant on an exercise date in connection with that number of shares of our common stock which would be in excess of the sum of (i) the number of shares of our common stock beneficially owned by a holder and its affiliates on an exercise date, and (ii) the number of shares of our common stock issuable upon the exercise of the warrant with respect to which the determination of this limitation is being made on an exercise date, which would result in beneficial ownership by a holder and its affiliates of more than 4.99 percent of the outstanding shares of our common stock on such date. For the purposes of the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and Regulation 13d-3 thereunder. Subject to the foregoing, a holder shall not be limited to aggregate exercises which would result in the issuance of more than 4.99 percent. The restriction described in this paragraph may be revoked upon 61 days prior notice from a holder to Entech. The holder may allocate which of our equity deemed beneficially owned by the holder shall be included in the 4.99 percent amount described above and which shall be allocated to the excess above 4.99 percent.

- We shall not, without the prior written consent of the holder, sell, lease or grant a security interest in, or otherwise dispose of or encumber, any equipment, or any part thereof. Upon any disposition of equipment, we shall, unless otherwise agreed to by the holder, deliver all of the cash proceeds to the holder or his designee, which proceeds shall be applied to payments under the note. Notwithstanding the foregoing, we shall have the right to trade in obsolete, redundant or unnecessary equipment in connection with the purchase of any new equipment, provided that such new equipment is subject to the holder's security interest free and clear of all other liens and encumbrances.

- We shall not at any time sell, assign, transfer, license or issue a permit to use any general intangible, or forfeit or allow to lapse any rights to any general intangible, of we without the prior written consent of the holder.

- If, within the 24 months following date of the note, we close on the sale of a note or notes, shares of our common stock, or shares of any class of preferred stock at a price per share of common stock, or with a conversion right to acquire common stock at a price per share of common stock, that is less than the conversion price as called for in the note we shall make a post-closing adjustment in the conversion price so that the effective price per share paid by the investors is reduced to the subsequent conversion price as applied to the investors' then current holdings.

- For a period of three years from the closing we will not issue any preferred stock.

- We will cause to be cancelled all convertible debt in Entech other than the notes. For a period of three years from the closing we will not issue any convertible debt other than the note.

- We will cause to be cancelled any and all reset features related to any shares outstanding that could result in additional shares of our common stock being issued. For a period of three years from the closing we will not enter into any transactions that have any reset features that could result in additional shares being issued.

- We will cause the appointment of at least two independent directors within 100 days. If no such directors are appointed, we shall pay to the investors, pro rata, as liquidated damages and not as a penalty, an amount equal to 24 percent of the purchase price per annum, payable monthly. The parties agree that the only damages payable for a violation of the terms of the agreement with respect to which liquidated damages are expressly provided shall be such liquidated damages.

- We will cause the appointment of a majority of outside directors to the audit and compensation committees of the board of directors within 120 days. If no such directors are appointed, we shall pay to the investors, pro rata, as liquidated damages and not as a penalty, an amount equal to 24 percent of the purchase price per annum, payable monthly. The parties agree that the only damages payable for a violation of the terms of the agreement with respect to which liquidated damages are expressly provided shall be such liquidated damages.

- We will use the proceeds from the sale of the stock and note (excluding amounts paid by us for legal and administrative fees in connection with the sale of the stock and note) for working capital.

- Each investor shall have the right to participate in any financing by Entech on a pro rata basis at 80 percent of the offering price.

- The earliest any "insiders" can start selling their shares shall be two years from Closing. Investors and Terence Leong shall not be considered an "insider."

- Employment and consulting contracts with officers and directors shall for three years not contain: any bonuses not related directly to increases in earnings per share; any car allowances not approved by the unanimous vote of the board of directors; any anti-dilution or reverse split protection provisions for shares, options or warrants; any deferred compensation; any unreasonable compensation or benefit clauses; or any termination clauses of over one year of salary.

- We will give the investor 90 days notice before entering into a transaction to merge or sell a controlling interest in Entech.

- In the event of a sale or merger of substantially all of Entech the 4.99 percent restriction in the notes and in the warrants will immediately be released and the investor will have the right to exercise the options concurrent with the sale.

- The investor's trading activities with respect to shares of our common stock will be in compliance with all applicable state and federal securities laws, rules and regulations and rules and regulations of any public market on which our common stock is listed.

- The investor acknowledges that (1) the note, warrants and shares underlying the note and warrants have not been registered under the provisions of the Securities Act, and may not be transferred unless (A) subsequently registered thereunder or (B) the investor shall have delivered to us an opinion of counsel, reasonably satisfactory in form, scope and substance to us, to the effect that the note, warrants and shares underlying the note and warrants to be sold or transferred may be sold or transferred pursuant to an exemption from such registration; and (2) any sale of the notes, warrants and shares underlying the note and warrants made in reliance on Rule 144 promulgated under the Securities Act may be made only in accordance with the terms of said rule.

     Termination of Warrants. On September 30, 2004, in connection with the New Financing described above, Barron Partners, LP returned and cancelled the warrants it held for the purchase of 7,150,000 shares of our common stock.

     Christie-Peterson Development Litigation.

- CPI has been the object of numerous claims, demands, judgments, and lawsuits generated by subcontractors, vendors, suppliers, sureties, employees, and various other entities in attempts to recover funds from CPI.

- As of September 30, 2004, there is one claim filed by an ex-officer of CPI, as well as a liability for unpaid salaries to employees and unpaid payroll taxes to various governmental agencies.

     Advanced Fuel Filtration Systems, Inc. Litigation.

- AFFS has been the object of numerous claims, demands, judgments, and lawsuits generated by subcontractors, vendors, suppliers, sureties, employees, and various other entities in attempts to recover funds from AFFS.

     As  of  September 30, 2004, AFFS owed.

     CPI and AFFS Bankruptcy.

     On September 30, 2004, we put into Chapter 7 bankruptcy, two of our subsidiaries, Christie-Peterson Development and Affiliated Fuel Filtration Systems, Inc. The style and cause number for the CPI bankruptcy is "In Re:
Christie-Peterson Development" Cause No. LA 04-30910 BB, and the style and cause number for the AFFS bankruptcy is "In Re: Affiliated Fuel Filtration Systems, Inc." Cause No. LA 04-30908 BB.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Entech has been named as a defendant in 11 legal proceedings pending in the State of California alleging breach of contract and various fees in connection with the activities of our subsidiaries, Christie-Peterson Development and Advanced Fuel Filtration Systems, Inc. ("AFFS") and the debts incurred by CPI and AFFS. The plaintiffs seek monetary damages. CPI and AFFS have commenced Chapter 7 bankruptcy proceedings on September 30, 2004.

     The 11 proceedings described below are in their very early stages. While the ultimate effect of the legal actions described below cannot be predicted with certainty, we expect that the proceedings against our subsidiaries will not result in liability to us due to the ongoing bankruptcy of CPI and AFFS.

     We do not expect the outcomes of these matters to have a material effect on our financial condition or the results of our operations.

- Mobile Storage Group, Inc. v Entech Environmental Technologies, Inc., SSB39078, filed in the San Bernandino Central Division Court. The lawsuit alleges past due rent in the amount of $3,005.68.

- GRW Equipment, Inc. v. Entech Environmental Technologies, Inc, RCV082557, filed in the San Bernandino County Court. The lawsuit alleges fees for material supplies in the amount of $189,384.44.

- Sanborn & Sine v. Entech Environmental Technologies, Inc., 04C02238, filed in the Los Angeles County Court. The lawsuit alleges attorney's fees in the amount of $11,794.90.

- West Coast Sand & Gravel, Inc. v. Entech Environmental Technologies, Inc., 04C01404, filed in the Los Angeles County Court. The lawsuit alleges fees for material supplies in the amount of $10,851.39.

- Five suits by D.P. Mangan, Inc. v. Entech Environmental Technologies, Inc., filed in the San Diego County Superior Court. Case numbers GIC 835353,
     SCVSS 118639, VCIVS035484, IC 835454 and RCCI 082879. The lawsuits allege breach of contract. The total amount alleged for the five claims is $67,861.00.

- Two suits by D.P. Mangan, Inc. v. Entech Environmental Technologies, Inc., filed in the Los Angeles County Superior Court. Case numbers 04C02340 and 04C02067. The total amount alleged for the two claims is $5,296.00.

ITEM 2.  CHANGES IN SECURITIES.

     In June 2004, the Company issued an aggregate of 918,334 shares of common stock to various investors via a private placement offering for $1,450,001 in total proceeds, net of costs and fees.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     See "Management's Discussion and Analysis or Plan of Operations - Recent Developments," above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

EXHIBIT NO.                                   IDENTIFICATION OF EXHIBIT
-----------                                   -------------------------
  1.1**      Investment Banking Agreement with Windstone Capital Partners dated October 24, 2003
  2.1**      Plan and Agreement of Triangular Merger Between Environmental Technologies, Inc., Parr
             Sub One, Inc. and Christie-Peterson Development dated December 29, 2003
  2.2**      Agreement of Merger between Christie-Petersen Development and Parr Sub One, Inc. filed
             December 30, 2003
  2.3**      Plan and Agreement of Triangular Merger Between  Environmental Technologies, Inc., Parr
             Sub Two, Inc. and Advanced Fuel Filtration Systems, Inc. dated December 29, 2003
  2.4**      Agreement of Merger between Advanced Fuel Filtration, Inc. and Parr Sub Two, Inc. filed
             December 30, 2003
  2.5**      Plan and Agreement of Triangular Merger Between Environmental Technologies, Inc., Parr
             Sub Three, Inc. and H.B. Covey, Inc. dated December 29, 2003
  2.6**      Agreement of Merger between H.B. Covey, Inc. and Parr Sub Three, Inc. filed December 30,
             2003
  3.1.1**    Articles of Incorporation of Cyber Public Relations, Inc., filed June 18, 1998
  3.1.2**    Amended and Restated Articles of Incorporation of Cyber Public Relations, Inc., changing the name of the corporation to Entech Environmental Technologies, Inc., filed March 22,
             2004
  3.1.3**    Articles of Incorporation of Point 2 Point Services, Inc., filed April 5, 2001
  3.1.4**    Certificate of Amendment to Articles of Incorporation of Point 2 Point Services, Inc.,
             changing the name of the corporation to Parr Development, Inc., filed December 31, 2002
  3.1.5**    Amended and Restated Articles of Incorporation of Parr Development, Inc., changing the name of the corporation to Environmental Technologies, Inc., filed November 25, 2003
  3.1.6**    Articles of Incorporation of Parr Sub One, Inc. filed December 19, 2003
  3.1.7**    Articles of Incorporation of Parr Sub Two, Inc. filed December 19, 2003
  3.1.8**    Articles of Incorporation of Parr Sub Three, Inc. filed December 19, 2003
  3.1.9**    Articles of Incorporation of Christie-Petersen Development filed September 15, 1995
  3.1.10**   Articles of Incorporation of YLD/Clean Fuels, Inc. filed September 18, 1995
  3.1.11**   Certificate of Amendment of Articles of Incorporation of YLD/Clean Fuels, Inc., changing the name of the corporation to Advanced Fuel Filtration, Inc., filed September 27, 1997
  3.1.12**   Articles of Incorporation of H.B. Covey, Inc., filed March 19, 1971
  3.2.1**    Bylaws of Cyber Public Relations, Inc., adopted July 5, 1998
  3.2.2**    Amended Bylaws of Cyber Public Relations, Inc. adopted February 16, 2004
  3.2.3**    Amended and Restated Bylaws of Entech Environmental Technologies, Inc., adopted April
             28, 2004
  3.2.4**    Bylaws of Point 2 Point Services, Inc.
  3.2.5**    Bylaws of Parr Sub One, Inc. , adopted December 29, 2003
  3.2.6**    Bylaws of Parr Sub Two, Inc., adopted December 29, 2003
  3.2.7**    Bylaws of Parr Sub Three, Inc., adopted December 29, 2003
  3.2.8**    Bylaws of Christie-Petersen Development, adopted September 22, 1995
  3.2.9**    Bylaws of YLD/Clean Fuels, Inc. dated October 6, 1995
  3.2.10**   Bylaws of Entech Environmental Technologies, Inc. adopted February 4, 2004
  3.2.11**   Restated Bylaws of H.B. Covey, Inc. adopted April 1, 1999
  3.3.1**    Charter of the Audit Committee of the Board of Directors of Cyber Public Relations, Inc.,
             adopted January 29, 2004
  3.3.2**    Charter of the Compensation Committee of the Board of Directors of Cyber Public
             Relations, Inc., adopted January 29, 2004
  4.1**      Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated January 23, 2004
  4.2**      Registration Rights Agreement with Wood Capital Associates, regarding registration of shares, dated January 23, 2004
  4.3**      Registration Rights Agreement with Patricia L. Fiorese, regarding registration of shares, dated January 23, 2004


  4.4**      Registration Rights Agreement with Vance Luedtke, regarding registration of shares, dated
             January 23, 2004
  4.5**      Registration Rights Agreement with Diane C. Burge, regarding registration of shares, dated
             January 23, 2004
  4.6**      Registration Rights Agreement with Clayton Chase, regarding registration of shares, dated
             January 23, 2004
  4.7**      Registration Rights Agreement with James W. Moldermaker, regarding registration of shares, dated January 23, 2004
  4.8**      Registration Rights Agreement with J. Kevin Wood, regarding registration of shares, dated
             January 23, 2004
  4.9**      Registration Rights Agreement with Thomas Sheridan, regarding registration of shares, dated
             January 23, 2004
  4.10**     Registration Rights Agreement with San Diego Torrey Hills Capital, regarding registration of shares, dated January 23, 2004
  4.11**     Registration Rights Agreement with Norman E. Clarke, regarding registration of shares, dated January 23, 2004
  4.12**     Registration Rights Agreement with Steven R. Green, regarding registration of shares, dated
             January 23, 2004
  10.1**     Robert K. Christie Employment Agreement, dated December 15, 2003
  10.2**     Steven D. Rosenthal Employment Agreement, dated December 15, 2003
  10.3**     Douglas L. Parker Employment Agreement, dated December 15, 2003
  10.4**     James R. Christ Employment Agreement, dated December 31, 2003
  10.5**     Stock Pledge Agreement between Robert K. Christie and Environmental Technologies, Inc.
             dated December 29, 2003
  10.6**     Stock Purchase Escrow Agreement between Barron Partners LP, Cyber Public Relations,
             Inc. and Harbour, Smith, Harris & Merritt, P.C. dated January 21, 2004
  10.7**     Capital Stock Exchange Agreement between the Registrant and the Stockholders of
             Environmental Technologies, Inc., dated January 21, 2004
  10.8**     Stock Purchase Agreement between Environmental Technologies, Inc. and Barron Partners,
             LP dated January 14, 2004
  10.9**     Amendment to Stock Purchase Agreement between Environmental Technologies, Inc. and
             Barron Partners, LP dated January 21, 2004
  10.10**    Lease Agreement, effective October 1, 1999
  10.11**    Lease Agreement, effective September 1, 2001
  10.12**    Lease Agreement, effective November 15, 2002
  10.13**    Amendment No. 2 to Lease, effective July 31, 2003
  10.14**    First Amendment to Lease, effective September 3, 2003
  10.15**    Cyber Public Relations, Inc. A Warrant for the Purchase of Common Stock
  10.16**    Cyber Public Relations, Inc. B Warrant for the Purchase of Common Stock
  10.17**    Cyber Public Relations, Inc. C Warrant for the Purchase of Common Stock
  10.18**    Cyber Public Relations, Inc. D Warrant for the Purchase of Common Stock
  10.19**    Cyber Public Relations, Inc. E Warrant for the Purchase of Common Stock
  10.20**    Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Wood Capital
             Associates
  10.21**    Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Patricia L. Fiorese
  10.22**    Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Vance Luedtke
  10.23**    Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Diane
             C. Burge
  10.24**    Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock,
             Clayton Chase
  10.25**    Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock,
             James W. Moldermaker
  10.26**    Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, J.
             Kevin Wood
  10.27**    Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock,
             Thomas Sheridan


  10.28**    Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, San
             Diego Torrey Hills Capital
  10.29**    Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock,
             Norman E. Clarke
  10.30**    Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock,
             Steven R. Green
  10.31*     Settlement Agreement with Norman T. Reynolds, Esq., dated September 23, 2004
  10.32*     Settlement Agreement with Stonegate Securities, dated September 21, 2004
  10.33*     Settlement Agreement with Russell Bedford Stefanou Mirchandani LLP, dated September
             21, 2004
  10.34*     Settlement Agreement with Birch Advisors Ltd. dated September 30, 2004
  10.35*     Settlement Agreement with Gerald Foster dated September 30, 2004
  10.36*     Secured Convertible Note between Entech Environmental Technologies, Inc. and Barron
             Partners, L.P. dated September 30, 2004
  10.37*     Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Barron Partners,
             L.P.
  10.38*     Note Purchase Agreement between Environmental Technologies, Inc. and Barron Partners,
             LP dated September 30, 2004
  10.39*     Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated September 30, 2004
  10.40*     Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock for
             Barron Partners, LP
  10.41*     Escrow Agreement between Entech Environmental Technologies, Inc., Robert K. Christie
             and Norman T. Reynolds dated September 29, 2004
  10.42*     Warrant Cancellation from Barron Partners, L. P. dated September 30, 2004
  10.43*     Settlement Agreement with San Diego Torrey Hills Capital, Inc. dated September 1, 2004
  10.44*     Settlement Agreement with Donald G. St. Clair, CPA dated September 30, 2004
  10.45*     Termination of Investment Banking Agreement dated September 1, 2004
  31.1*      Certification of Burr Northrop, Chief Executive Officer of Entech Environmental
             Technologies, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the
             Sarbanes-Oxley Act of 2002.
  31.2*      Certification of Burr Northrop, Chief Financial Officer of Entech Environmental
             Technologies, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the
             Sarbanes-Oxley Act of 2002.
  32.1*      Certification of Burr Northrop, Chief Executive Officer of Entech Environmental
             Technologies, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the
             Sarbanes-Oxley Act of 2002.
  32.2*      Certification of Burr Northrop, Chief Financial Officer of Entech Environmental
             Technologies, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the
             Sarbanes-Oxley Act of 2002

__________
*    Filed  herewith.
**   Previously  Filed

(b)  Reports on Form 8-K.

- Form 8-K/A filed on April 7, 2004, containing financial statements and exhibits of Christie-Peterson Development, filed in connection with the acquisition of Christie-Peterson Development, as reported on Form 8-K filed with the Commission on January 28, 2004.

- Form 8-K filed on April 30, 2004, to report a change in the Registrant's fiscal year.

- Form 8-K filed on June 14, 2004 to report a powerpoint presentation to various investors by the Registrant's President and Chief Executive Officer.

- Form 8-K/A filed on July 30, 2004 regarding the cancellation of the plans for the powerpoint presentation by the Registrant's President and Chief Executive Officer and the cancellation of the Registrant's previously announced plans to acquire Environ Holdings, Inc., a Pennsylvania corporation.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.

Dated October 13, 2004.

                                         By /s/ Burr Northrop
                                           -------------------------------------
                                           Burr Northrop,
                                           Chief Executive Officer