Form 10QSB/A
period 2004-06-30
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2004-10-14
CIK 1066923

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

        ENTECH SHAREHOLDERS
               TYPE                     LAST                 FIRST         SUM OF SHARES
     ORIGINAL                                                                    312,625
     Directors & Officers                                                      7,652,375
Ex   Employee                                                                    450,000
ist  Affiliate                                                                 2,200,000
ing  PPM 1                                                                     2,000,000
     PPM 2                                                                       455,000
     PPM 3                                                                     1,630,832
     Sub-Total                                                                14,700,832
     PPM 2 Reset                                                                 455,000
     PPM 3 Reset                                                                 815,416
     Baron Reorg                Barron Partners LP                                     -
                                Abrams                Joe                        200,000
                                Leong                 Terence                    200,000
     Baron Reorg Total                                                           400,000
     Baron Reorg Warrants                                                              -
     Mgmt Incentive             Abrams                Joe                        750,000
                                Greene                William                  1,500,000
                                Leong                 Terence                    750,000
                                Northrop              Burr                     3,000,000
                                Other Key Employees                            1,500,000
Set  Mgmt Incentive Total                                                      7,500,000
tle  Settlement                 Torrey Hills Capital  EnTech Loan                500,000
me                                                    Windstone                  157,500
nts                             Wood Capital          Windstone                  157,500
an                              Windstone Capital     Windstone                   35,000
d                               Birch                                            400,000
Re                              Foster                Gerald                      72,000
set  Settlement Total                      1,322,000
s    Settlement S-8             Christie              Robert K (Put/Call)      2,500,000
                                Norman T. Reynolds                               225,000
                                Stonegate Securities                              75,000
     Settlement S-8 Total                  1,300,000
     Mgmt Debt to Equity        Christ                James                       43,750
                                Christie              Robert K                   333,333

                                Covey                 Bret                       413,333
                                Northrop              Burr                       783,524
                                Parker                Douglas                    513,265
                                St. Clair             Don                         33,869
                                Tainter               Barbara                     47,500
     Mgmt Debt to Equity Total                                                 3,668,574
     Sub-Total                                                                15,460,990
     GRAND TOTAL                                                              30,161,822

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