Form 10KSB
period 2004-09-30
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2005-03-31
CIK 1066923

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                   FORM 10-KSB
(Mark One)

[_] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED ___________.

[X] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2004 TO SEPTEMBER 30, 2004.

                          COMMISSION FILE NO.  0-32249

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
               (Exact name of issuer as specified in its charter)


               FLORIDA                                 98-0222013
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

   3233 GRAND AVENUE, SUITE N-353                      91709-1489
      CHINO HILLS, CALIFORNIA
(Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (866) 815-3951

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:  COMMON STOCK,
                                                                PAR VALUE $0.001
                                                                PER SHARE
                                                                (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes [X]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State  issuer's  revenues  for  its  most  recent fiscal year:  $1,703,148.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 22, 2005: $716,013.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 22, 2005: 27,231,658.

     Documents  incorporated  by  reference:  None.

     Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                                TABLE OF CONTENTS


Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . .  17
Item 5.   Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . .  17
Item 6.   Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . . . . . . . . .  21
Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
Item 8.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure . . . . . . .  25
Item 8A.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
          Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
           . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .  28
Item 13.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32


                                        *

                                     PART I

ITEM 1.   BUSINESS.

COMPANY OVERVIEW

     We were initially incorporated in 1998 in Florida as Cyber Public Relations, Inc. for the purpose of providing Internet electronic commerce consulting services to small and medium size businesses. Cyber Public Relations never had any material operations or revenues. On January 21, 2004, pursuant to a Capital Stock Exchange Agreement between the stockholders of Environmental Technologies, Inc., a Nevada corporation, the Environmental Technologies stockholders transferred all of their shares of the Environmental Technologies stock to Cyber Public Relations in exchange for 9,550,000 shares of the common stock of Cyber Public Relations.

     We changed our name to Entech Environmental Technologies, Inc. on March 22, 2004 to more accurately reflect the change of our business. We provide a variety of services to customers ranging from large corporations to retail consumers, through H.B. Covey, Inc., a 57 year old construction and maintenance company that specializes in the installation and maintenance of fueling systems. We have recently expanded our scope of services to include installation of major household appliances for major retailers. We are based in southern California and provide service primarily in California.

     As a result of the stock exchange discussed above, Environmental Technologies, Inc. became a wholly-owned subsidiary of Cyber Public Relations, and the Environmental Technologies stockholders acquired 96.81 percent of the issued and outstanding shares of the common stock of Cyber Public Relations. Immediately following the exchange, Barron Partners LP acquired 2,000,000 shares of our common stock and warrants for the purchase of 7,150,000 shares of our common stock. However, on September 30, 2004, Barron Partners agreed to the cancellation of the warrants for the purchase of 7,150,000 shares of our common stock. See "Business - New Financing."

     Our wholly-owned subsidiary, Environmental Technologies, Inc. a Nevada corporation located in Chino Hills, California, was formerly known as Parr Development, Inc. which was incorporated in 2001. Before the mergers of its subsidiaries described in this section, Parr Development had not engaged in any operations. Parr Development changed its name to Environmental Technologies, Inc. in 2003. We are the result of the combination of several companies:

- H.B. Covey, Inc., a California corporation incorporated in 1971 but which has been in business since 1948, (herein sometimes referred to as "H.B. Covey"), a fueling station diagnostic and maintenance company with petroleum construction experience in building and maintaining service stations, through which we conduct all of our current operations;

- Christie-Peterson Development, a California corporation incorporated in 1995 (herein sometimes referred to as "Christie-Peterson"), a provider of construction, repair, and maintenance services for petroleum service stations in California, Nevada, and Arizona, which was placed into Chapter 7 bankruptcy on September 30, 2004, and is no longer actively engaged in business; and

- Advanced Fuel Filtration Services, Inc., a California corporation incorporated in 1995 (herein sometimes referred to as "AFFS"), a provider of comprehensive environmental management solutions for the petroleum industry, with operations including fuel and chemical transportation, hazardous and non-hazardous waste disposal, emergency HAZMAT response, and underground storage tank cleaning and filtration services, which was placed into Chapter 7 bankruptcy on September 30, 2004, and is no longer actively engaged in business.

     We also acquired from the stockholders of AFFS all of the issued and outstanding shares of Advanced Petroleum Transport, Inc., a California corporation, with no business activities. As of the date of this report, Advanced Petroleum Transport, Inc. has conducted no operations.

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

GENERAL

     H.B. Covey, Inc. Our H.B. Covey subsidiary is a 57 year old construction and maintenance company that specializes in construction and maintenance services to the retail petroleum industry, commercial and industrial users, municipal organizations, and in support of major equipment manufacturers. H.B. Covey has recently expanded its scope of services to include installation of major household appliances for major retailers.

     H.B. Covey is western states oriented with the heaviest concentration of infrastructure located in California. On occasion, we will provide services in various other states in order to provide a "one stop" support capacity to a core customer or to take advantage of a target opportunity. The industry, as a whole is fueled by a constant barrage of environmental regulations which continue to evolve and become increasingly restrictive. Traditionally, H.B. Covey has targeted select opportunities within these sectors that support the core competencies of its work force. Examples of these skill sets include:

-    Complete  fuel  system  installations  and  upgrades;

-    Installation  of  monitoring  and  point  of  sale  equipment;

-    Alternative  fueling  systems  including  CNG  and  LNG;

- Installation and removal of hoists, clarifiers, and underground storage tanks;

-    Installation  of  soil  and  groundwater  remediation  equipment;

- Complete maintenance and support of all major equipment and electronics supported by a 24 hour per day maintenance dispatch center; and

- Installation of major household appliances including; hot water heaters, water softeners, garbage disposals, garage door openers, etc.

     Client Base. H.B. Covey has categorized its customer base into six categories in order to efficiently develop, maintain and maximize our opportunities. A focused approach and determination of viability is made for each potential customer. Our ideal client spends in excess of $5 million in capital and maintenance each year. It should have centralized decision-making structure and its payment terms must be timely. It is our goal to retain our "relationship based" clients and maximize the amount of opportunities and activities with those clients. Each category has differences in target services and expectation of potential revenue. The categories are guidelines and should not be considered exclusive of any opportunity not listed.

     Category I; Major Oil and Retail Companies. These companies sell fuel as their primary retail strategy; have budgeted capital expenditures on a yearly basis; have in excess of 250 locations and complementary geographic coverage; engage in yearly maintenance contracts; and rely heavily on contracted services. These companies include BP, Exxon Mobil Corporation, Chevron, Shell, Valero, Wal-Mart (Sam's Club), Sears, and Kroger.

     Category II; Large Independent and Regional Operators. Generally these companies are similar to the Category I list, however, they are smaller (less than 250 stations) and more regionally located. They have centralized decision-making structure and have a significant requirement for our services. These companies include

USA Petroleum, Pilot Corporation, Giant Industries, Travel Centers of America, Tower Energy, United Oil, Quick Stop Markets Inc., Nella Oil, and Jayco.

     Category III; Industrial/Commercial. The industrial/commercial clients view their fueling operations as "a necessary evil." They do not sell fuel but rather install and maintain fueling systems to facilitate their primary revenue generating functions. They typically lack knowledgeable personnel to manage their fuel dispensing activities and rely heavily on relationships with consultants and contractors. This group represents a significant opportunity for relationship building and complete package sales. This group includes Ryder Corporation, Hertz Corporation, UPS, Overnight Transport, Yellow Freight, Roadway, Penske Leasing, Sempra Energy, and Consolidated Freight.

     Category IV; Municipal Organizations. These potential clients operate large fleets of vehicles that utilize both traditional and alternate fuel power. Although bidding opportunities are commonly open to the public, we have been able to foster longstanding relationships and extended contracts. These opportunities typically require bid and performance bonds. The size and complexity of the bid offerings coupled with the documentation and capitalization requirements create a barrier of entrance that is often daunting to our competition. Along with upgrades to traditional fueling systems mandated by legislation these customers are aggressively converting fleets to alternative fuel sources and taking advantage of substantial incentives and grant programs. This group includes the City of Los Angeles, the United States Postal Service, and the California Highway Patrol.

     Category V; Original Equipment Manufacturers and Distributors. H.B. Covey is an authorized service company for the majority of the fueling equipment in use today. We derive value from our ability to provide maintenance services during the start up of the original equipment, in the performance of preventative and warranty services, and engaging in time and material contracts with our customers, the OEM's, and the distributors. The fueling equipment that H.B. Covey is authorized to service includes, but is not limited to, equipment manufactured by Tokheim Corporation, Gilbarco, Dresser Wayne, Gas Boy, Veeder Root, API Ronan, Allied, EBW, FE Petro, EMCO, Hasstek, Healy, Incon, Red Jacket, Ruby Verifone, SSI Blue Line, and CNG.

     Category VI; Targets of Opportunity. These clients are small independent operators. They offer one-time opportunities and on-going maintenance contracts. They are typically high maintenance requiring frequent communication with senior management. There is limited opportunity for repeat business and we are constantly wary of under-capitalization issues that often lead to disputes. We are very selective in our analysis of these opportunities and typically quote work with higher contingency percentages to offset our exposure to the aforementioned risks.

     Future and On-going Opportunities. The industry as a whole has undergone an intense period of change. Retail petroleum divisions of oil companies are redefining themselves as "retailers" as opposed to operators. More emphasis is being placed on profitability facilitated by reductions in operating costs. The market is in a period of contraction with mergers and acquisitions occurring in hopes of creating higher margins through enhanced efficiencies and reduced competition. Non-traditional fuel retailers (Costco, Sam's Club, K-Mart, Wal-Mart, etc.) are focusing on customer retention by offering expanded services including fueling operations at their existing and new facilities.

     Independent of the ongoing corporate shuffling, various oversight agencies have imposed restrictive compliance deadlines and created effective methods to monitor compliance. Legislation continues to provide substantial incentives and judicial mandates for operators to convert fleets to clean burning fuel sources. These directives have provided H.B. Covey numerous opportunities to service customers in all categories.

H.B. Covey is currently involved in major oil capital rollout programs designed to meet deadlines set by the California Air Recourse Board, South Coast Air Quality Management District, and Regional Water Quality Control Boards. The most urgent programs have various compliance deadlines ranging from December 31, 2002 through December 31, 2008. Levels of compliance vary through the various categories. However, we estimate that the industry as a whole is 50 percent to 60 percent compliant. All fuel system operators will be forced to allocate larger portions of their capital budgets to regulatory compliance. Additional funds will be allocated to programs focused on image improvement, new technology implementation, and installation of alternative fueling systems.

     We anticipate that retail companies will have an increased expectation of service to develop sophisticated metrics to measure performance. It is hoped that these metrics and our commitment to service and operational excellence will differentiate us from our competitors and allow us continued growth. The technology utilized in today's fueling systems has become relatively high-tech. H.B. Covey continues to train its employees and study regulations to provide a value added approach in its sales effort.

     H.B. Covey anticipates a robust, sellers market, for the foreseeable future (one to three years). Sales in all categories will be fueled primarily by opportunities mandated by regulatory compliance. We will align ourselves with select partners (i.e., testing companies and environmental consultants) to maximize referral business. Although opportunities are expected to be plentiful, the group will be limited by our ability to employ a well-trained, highly competent, work force. Additional challenges will come in the form of capitalization and financial stability. Competition to retain qualified management and skilled craftsmen will be intense. The most successful companies will be those that are diverse enough to endure unpredictable capital cycles and provide robust employment packages to its employees.

     Specific and immediate opportunities. Currently, H.B. Covey's signed contract backlog is approximately $2.1 million and consists of predominantly Category II, III, and VI customers. H.B. Covey will continue to exploit the upgrade needs of current customers. We will launch a sales campaign designed to make these customers aware of our expanded capabilities. Strategic relationships are in place with testing companies and environmental consultants. As H.B. Covey reemerges as a full service construction and maintenance company, we will continue to pursue work (in all categories) that meet or exceed our minimal contribution margin threshold.

     As we become financially stable, increase our bonding capacity, and gain depth and breadth in expertise, more emphasis will be placed on securing larger ($1 million to $2 million) projects in the expanding alternative fuels marketplace. H.B. Covey has successfully completed CNG installations for various municipalities and will attempt to leverage the experience to win new contracts.

     Our maintenance group will concentrate on expanding market share. The group has been severely handicapped by the current capitalization challenges. Critical inventory has been depleted and has led to inefficiency. The obvious turmoil within Entech has created a "wait and see" attitude with our suppliers and some of our newer customers. Our success depends on consistent, reliable, service bench marked by a high ratio of "first time fixes." Once stabilized, the group will resume the original business plan which includes geographic expansion.

KEY  PERSONNEL

     Our future financial success depends to a large degree upon the efforts of our president, Burr D. Northrop. Mr. Northrop has played a major role in developing and executing our business strategy. The loss of Mr. Northrop could have an adverse effect on our business and our chances for profitable operations. While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected. We do not maintain key man life insurance on any of our management.

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

CORPORATE  OFFICES

     The mailing address of our principal executive office is 3233 Grand Avenue, Suite N-353, Chino Hills, California 91709 and our telephone and fax number is
(866) 815-3951. Our e-mail address is entech@onebox.com. Our operational offices
                                      -----------------
are located in Pomona, California.

RECENT  EVENTS

     New Business Opportunities. There have been some recent developments in our business which are expected to enhance H.B. Covey's operations. These developments include:

-    The  execution  of a 10 year extension of our BP/ARCO maintenance contract.

- A new contract with Sears for installation services related to hot water heaters, water softener systems, garbage disposals, garage door openers, etc. The service area covers 35 stores across southern California. The contract is expected to produce $1.5 to $2 million in yearly revenue with a potential of $8 to $11 million. The recent merger of K-Mart and Sears could provide additional opportunity for H.B. Covey.

-    A  new  contract  with  Gilbarco  to  support  Shell.

-    $2.1  million  of  new  petroleum  construction  contracts.

- Two staff persons have been trained as approved designated underground storage tank operators which will allow us to offer inspection services to tank operators monthly as required by new legislation.

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

     Shortly after the termination of the proposed combination with Environ, we began to reduce our staff, cut management pay and shuttered marginal and unprofitable businesses. Hampered by insufficient cash flow and unable to adequately fund contracts, we ultimately closed down Christie-Peterson Development and Advanced Fuel Filtration Services, Inc. in September 2004. On August 26, 2004, we moved our offices from the CPI premises to our Chino Hills, California address. Our remaining operations consist of H.B. Covey and our corporate parent, Entech Environmental Technologies, Inc.

DISCONTINUED  OPERATIONS

     On September 30, 2004, we placed Christie-Peterson Development and Advanced Fuel Filtration Services, Inc., two of our wholly-owned subsidiaries, into Chapter 7 bankruptcy. Through Christie-Peterson, we were a provider of construction, repair, and maintenance services for petroleum service stations in California, Nevada, and Arizona. As such, we offered complete planning and construction services for fueling stations including gas stations, convenience stores, fast food restaurants, retail shopping centers, and truck stops, as well as comprehensive remodeling and re-imaging services. In addition, Christie-Peterson also installed and maintained attached underground storage tanks for service stations, and performed gasoline and petroleum tank removal, precision tank and line testing, and necessary ongoing maintenance on tanks, lines, and pumps at fueling stations. We have elected not to continue the previous operations of Christie-Peterson.

     Advanced Fuel Filtration Services was a provider of comprehensive environmental management solutions for the petroleum industry, with operations, including fuel and chemical transportation, hazardous and non-hazardous waste disposal, emergency HAZMAT response, and underground storage tank cleaning and filtration services. We have elected not to continue the previous operations of AFFS.

SETTLEMENTS

     In connection with the discontinuation of our activities associated with Christie-Peterson Development and Advanced Fuel Filtration Services, Inc., we settled various obligations and terminated others.

     In August and September 2004, we settled obligations with certain of our officers and employees by converting debt owed by us in exchange for shares of our common stock as shown on the below-described table:

     NAME                AMOUNT OF DEBT   NUMBER OF SHARES ISSUED
     Douglas L. Parker   $    513,265.00          513,265
     James R. Christ           43,750.00           43,750
     Burr D. Northrop         783,524.33          783,524
     Bret Covey               413,333.33          413,333
     Robert K. Christie       333,333.33          333,333
     Barbara Tainter           47,500.00           47,500
     Donald St. Clair          17,500.00           33,869
                         ---------------        ---------
     Total               $  2,152,205.99        2,168,574
                         ===============        =========

     As part of the same settlement, we and Mr. Christie agreed that an existing put and call with respect to 2,500,000 shares of our common stock held by Mr. Christie as a result of our acquisition of Christie-Peterson Development would terminate. Mr. Christie also agreed to pay a certain promissory note executed by us with respect to a Cadillac Escalade having a then unpaid balance of $23,531 in favor of General Motors Acceptance Corporation.

     On September 29, 2004, we and Mr. Christie executed an Escrow Agreement, whereby Mr. Christie agreed to place into escrow 2,500,000 shares of his common stock until December 31, 2004 or until such time as our board of directors has deemed in their sole discretion and good faith judgment that Mr. Christie has cooperated fully with us in the proceedings to liquidate all aspects of the business and operations of Christie-Petersen Development, whichever is the later. As of the date of this report, Mr. Christie has been cooperating with us, but his shares remain in escrow. So long as Mr. Christie has fully complied with the terms of the Escrow Agreement, Mr. Christie shall have the right to vote all of his escrowed shares.

     In addition, in the settlement agreement described above, all employment agreements between us and Messrs. Parker, Christ, Northrop, Covey, and Christie, and Ms. Tainter were terminated. Moreover, as specified in the agreement, we owed Mr. Covey the sum of $68,000 in equipment loans. Mr. Covey had the title to the equipment subject to the loans, which we no longer used and which we conveyed to Mr. Covey, in exchange for the cancellation of the debt. Our former chairman and chief executive officer, Steven Rosenthal did not agree to the termination of his employment agreement with us, and is claiming that we owe him $737,714 under his contract. As of the date of this report, we are disputing Mr. Rosenthal's claim that our obligations to him under the employment contract are still in force and effect. No litigation has been filed with respect to Mr. Rosenthal at this time.

     In consideration for the settlement agreement, Messrs. Parker, Christ, Northrop, Covey, Christie, and Ms. Tainter released us from any and all causes of action and claims whatsoever relating or pertaining to any event or agreement before the date of the agreement.

     As part of our restructuring, we also settled claims or offered to settle with other creditors, as follows:

- On September 1, 2004, we and San Diego Torrey Hills Capital, Inc. settled a claim of $200,000, in exchange for a cash payment of $55,000 and 500,000 shares of our common stock. The claim arose as a result of a loan of $200,000 by San Diego Torrey Hills Capital for working capital purposes. The shares issued to San Diego Torrey Hills Capital were not registered and are subject to restrictions on the transfer thereof. However, the shares are subject to "piggyback" registration rights.

- As of the date of this report, we have amended the terms of our two private placements in January and June 2004, and have issued 976,252 shares of our common stock to the investors, in order to compensate them for the diminution of the value of their investment in our shares due to the recent events affecting us. The investors who accepted the additional shares released us from any and all causes of action and claims relating or pertaining to the private placement or the subscription agreement in connection therewith.

- As of the date of this report, we are working on an agreement with Grover Moss, an investor, to settle a debt to Mr. Moss in the amount of $398,737.50. As of the date hereof, no such agreement has been executed. If and when such agreement is executed, we will file an appropriate report with the SEC.

- On September 23, 2004, in consideration of a cash payment in the amount of $12,000 and the distribution of 225,000 shares of our common stock to Norman T. Reynolds, Esq., our attorney, we agreed to settle a debt for legal services rendered through August 30, 2004. The shares to be issued to Mr. Reynolds will be registered under a registration statement on Form S-8. In addition, Mr. Reynolds has agreed going forward that we may pay him with shares of our common stock issued pursuant to a registration statement on Form S-8, to the extent that his services are not deemed to be capital raising in nature.

- On September 21, 2004, in consideration of a cash payment in the amount of $7,500, we settled a debt for expenses incurred by Stonegate Securities in connection with investment banking services rendered through August 30, 2004.

- On September 21, 2004, in consideration of a cash payment in the amount of $27,125 to Russell Bedford Stefanou Mirchandani LP, we settled a debt for accounting services rendered through August 30, 2004.

- On September 1, 2004, in consideration of the distribution of 350,000 shares of our common stock to Windstone Capital, we settled a debt for investment banking services rendered through September 1, 2004. The shares issued to Windstone Capital were not registered and are subject to restrictions on the transfer thereof. However, the shares are subject to "piggyback" registration rights.

- On September 30, 2004, in consideration of the distribution of 400,000 shares of our common stock to Birch Advisors, Ltd., we settled a debt for investment banking services rendered through August 30, 2004. The shares issued to Birch Advisors, Ltd. were not registered and are subject to restrictions on the transfer thereof.

- On September 30, 2004, in consideration of the distribution of 72,000 shares of our common stock to Gerald Foster, we settled a debt for investment banking services rendered through August 30, 2004. The shares issued to Mr. Foster were not registered and are subject to restrictions on the transfer thereof.

NEW  FINANCING

     On September 30, 2004, a group of investors led by Barron Partners LP, one of our existing stockholders, agreed to advance us a minimum of $100,000 and a maximum of $1,500,000 pursuant to a secured note. The note is convertible into shares of our common stock at two and one half cents ($0.025) per share. In addition, we agreed to issue our common stock purchase warrants to purchase 15 shares of our common stock for every $1.00 of principal of the note, at an exercise price of $0.15 per share. The note has a term of two years and bears interest at a rate of eight percent per annum. The note has a first lien and security interest on all of our assets and those of our subsidiaries. We have no right to prepay the note. The investor may convert the note at any time. As of the date of this report, Barron Partners LP has advanced the sum of $1,051,912 pursuant to the note and has beneficial ownership of 1,579,842 shares of our common stock due its conversion rights in connection with the convertible note.

     Certain  provisions  of  the  note  and  warrants  are  as  follows:

- We are obligated to register the shares of our common stock underlying conversion of the note pursuant to the terms and conditions of a Registration Rights Agreement dated September 30, 2004.

- The holder of the note is limited in the conversion of the note on a conversion date so that the holder cannot acquire a number of shares of our common stock that would be in excess of the sum of (i) the number of shares of our common stock beneficially owned by the holder and its affiliates on an exercise date, and (ii) the number of shares of our common stock issuable upon the conversion of the note with respect to which the determination of this limitation is being made on a conversion date, which would result in beneficial ownership by the holder and its affiliates of more than 4.99 percent of the outstanding shares of our common stock on such date. Subject to the foregoing, the holder shall be limited to aggregate conversions which would result in the issuance of no more than
     4.99 percent of the outstanding shares of our common stock on such date. The restriction described in this paragraph may be revoked upon 61 days prior notice from the holder to us. The holder may allocate which of our equity deemed beneficially owned by the holder shall be included in the
     4.99 percent amount described above and which shall be allocated to the excess above 4.99 percent.

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

- If, within the 24 months following date of the note, we close on the sale of a note or notes, shares of our common stock, or shares of any class of preferred stock at a price per share of common stock, or with a conversion right to acquire common stock at a price per share of common stock, that is less than the conversion price as called for in the note we shall make a post-closing adjustment in the conversion price so that the effective price per share paid by the investor is reduced to the subsequent conversion price as applied to the investor's then current holdings.

- There were requirements that we appoint at least two independent directors and majority of outside directors to the audit and compensation committees of our board of directors. However, the investor has orally waived these requirements. We expect to have a written executed waiver in the future.

- For a period of three years from the closing we will not issue any preferred stock.

- We will cause to be cancelled all of our convertible debt other than the note. For a period of three years from the closing we will not issue any convertible debt other than the note.

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

- The investor shall have the right to participate in any financing by us on a pro rata basis at 80 percent of the offering price.

- The earliest any of our "insiders" can start selling their shares shall be two years from the closing. Investors in the note shall not be considered as "insiders."

- Employment and consulting contracts with officers and directors shall for three years not contain: (i) any bonuses not related directly to increases in earnings per share; (ii) any car allowances not approved by the unanimous vote of the board of directors; (iii) any anti-dilution or reverse split protection provisions for shares, options or warrants; any deferred compensation; any unreasonable compensation or benefit clauses; or
     (iv)  any  termination  clauses  of  over  one  year  of  salary.

- We will give the investor 90 days notice before entering into a transaction to merge or sell a controlling interest in Entech.

- In the event of a sale or merger of substantially all of Entech, the 4.99 percent restriction in the note and in the warrants will immediately be released and the investor will have the right to exercise the options concurrent with the sale.

- The investor's trading activities with respect to shares of our common stock will be in compliance with all applicable state and federal securities laws, rules and regulations and rules and regulations of any public market on which our common stock is listed.

- The investor acknowledged that (i) the note, warrants and shares underlying the note and warrants have not been registered under the provisions of the Securities Act of 1933, as amended (the "Securities Act"), and may not be transferred unless (a) subsequently registered thereunder, or (b) the investor shall have delivered to us an opinion of counsel, reasonably satisfactory in form, scope and substance to us, to the effect that the note, warrants and shares underlying the note and warrants to be sold or transferred may be sold or transferred pursuant to an exemption from such registration; and (ii) any sale of the note, warrants and shares underlying the note and warrants made in reliance on Rule 144 promulgated under the Securities Act may be made only in accordance with the terms of said rule.

     Termination of Warrants. On September 30, 2004, in connection with the new financing described above, Barron Partners LP returned and cancelled the warrants it held for the purchase of 7,150,000 shares of our common stock.

CHANGES  IN  MANAGEMENT

     Steven D. Rosenthal resigned as an officer and director on August 11, 2004. Robert K. Christie resigned as an officer and director on August 13, 2004. Bret Covey resigned as an officer and director on August 13, 2004. In addition, Ned Link resigned as a director on July 29, 2004, and Barbara Tainter resigned as chief financial officer on July 1, 2004. On August 16, 2004, William F. Greene resigned as an officer. The resignations did not result from a disagreement with us on any matter relating to our operations, policies or practices.

     On August 4, 2004, Burr D. Northrop and Douglas F. Parker became co-presidents and remained on our board. On September 28, 2004, Terence F. Leong was elected to our board of directors. On September 28, 2004, Mr. Parker was removed as an officer and Mr. Northrop became president. Mr. Parker has remained on our board of directors. The removal of Mr. Parker as an officer did not result from a disagreement on any matter relating to our operations, policies or practices. On September 28, 2004, Mr. Northrop was elected our chief financial officer.

EMPLOYEES

     We currently employ 12 petroleum service technicians, 17 consumer services technicians, six construction personnel, and five other employees. As we grow, we will need to attract an unknown number of additional qualified employees.
Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. Considered one of the fastest growing areas in the United States, the Inland Empire area of southern California, where we are located, is expected to provide a ready source of available labor to support our growth.

RISK FACTORS

NEED FOR ONGOING FINANCING.

     We have relied mostly on advances and the sale of our common stock to one of our significant stockholders, Barron Partners LP to provide the cash we need for operations. There is no assurance the stockholder will continue to provide sufficient funds for us to successfully continue our operations. Therefore, we will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

     There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financing including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

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

RISKS RELATED TO OUR NEW FINANCING.

     Because Barron Partners LP advanced funds to us pursuant to the convertible note, Barron Partners has a first lien and security interest on all of our assets and those of our subsidiaries, as described more fully in "Recent

Events, New Financing," supra. If we were to default on our obligations to Barron Partners, we would be subject to the possibility of a foreclosure and loss of the subject assets. In addition, there are limits as to what we can do in obtaining new financing. See, "Recent Events, New Financing," supra.

BUSINESS CONCENTRATION.

     During the 12 months ended September 30, 2004, we recognized approximately 40 percent of our revenue from continuing operations from BP/Arco, Conoco, and Jayco. While we consider our relationships with the customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers. We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers.

INFLATION.

     In our opinion, inflation has not had a material effect on our financial condition or results of our operations.

TRENDS, RISKS AND UNCERTAINTIES.

     We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS.

     We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including the demand for our services, seasonal trends in purchasing, the amount and timing of capital expenditures, price competition or pricing changes in the industry, technical difficulties or system downtime, general economic conditions, and economic conditions specific to our industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, occurrences such as accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

LACK OF INDEPENDENT DIRECTORS.

     We cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders generally and the controlling officers, stockholders or directors.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS.

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

MANAGEMENT OF POTENTIAL GROWTH.

     We may experience rapid growth which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on us.

WE PAY NO DIVIDENDS.

     We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

RISKS RELATING TO OUR BUSINESS

WE  ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

     As an investor, you should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably. If we cannot operate profitably, you could lose your entire investment. As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

OUR AUDITORS HAVE STATED WE MAY NOT BE ABLE TO STAY IN BUSINESS.

     Our auditors have issued a going concern opinion, which means that there is doubt that we can continue as an ongoing business for the next 12 months.
Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations. See "Management's
Discussion  and  Analysis  of  Financial  Condition  and Results of Operations."

WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT
AND  WE  EXPECT  FUTURE  LOSSES  THAT  MAY  CAUSE  OUR  STOCK  PRICE TO DECLINE.

     Our operating entity, H.B. Covey, Inc., was dormant from October 1, 2001 until June 2003 when H.B. Covey took control of certain assets it had previously conveyed to an outside entity. From the period June 14, 2003 through September 30, 2003, H.B. Covey generated sales of $1,310,652 and net income of $89,503.

     We may continue to incur losses as we spend additional capital to develop and market our services and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, the current economic weakness may limit our ability to develop and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

INTENSE COMPETITION IN THE CONSTRUCTION AND MAINTENANCE INDUSTRY COULD REDUCE OUR MARKET SHARE AND PROFITS.

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

OUR ACQUISITION STRATEGY INVOLVES A NUMBER OF RISKS.

     We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our service lines to provide more cost-effective customer solutions. We routinely review potential acquisitions. This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of our management's attention from other business concerns, and the potential loss of key employees of acquired companies. We may not be able to successfully acquire, and/or integrate acquired businesses into our operations.

OUR PROJECTS EXPOSE US TO POTENTIAL PROFESSIONAL LIABILITY, PRODUCT LIABILITY, OR WARRANTY OR OTHER CLAIMS.

     We construct and maintain large fueling station and storage facilities in which system failure could be disastrous. Notwithstanding the fact that we generally will not accept liability for consequential damages in our contracts, any catastrophic occurrence in excess of insurance limits at projects where our services are performed could result in significant warranty or other claims against us. Such liabilities could potentially exceed our current insurance coverage and the fees we derive from those services. A partially or completely uninsured claim, if successful and of a significant magnitude, could potentially result in substantial losses.

WE ARE EXPOSED TO POTENTIAL ENVIRONMENTAL LIABILITIES.

     We are subject to environmental laws and regulations, including those concerning:

-    Emissions  into  the  atmosphere;

-    Discharge  into  soil  and  ground  water;

-    Handling  and  disposal  of  waste  materials;  and

-    Health  and  safety.

     Our business often involves working around and with volatile, toxic and hazardous substances and other highly regulated materials, the improper characterization, handling or disposal of which could constitute violations of federal, state or local statutes and laws, and result in criminal and civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require us to obtain a permit and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on us, or revoke or deny issuance or renewal of operating permits, for failure to comply with applicable laws and regulations.

     The environmental health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We cannot ensure that future laws and regulations will not significantly adversely affect us.

RISKS RELATING TO OUR STOCK

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Due to the lack of revenue and expenses caused by the failure of Christie-Development and AFFS, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

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

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2003 and 2004, our common stock was sold and purchased at prices that ranged from a high of $3.00 to a low of $0.01 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

     The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

-    Variations  in  our  quarterly  operating  results;

-    The  development  of  a  market  in  general for our products and services;

-    Changes  in  market  valuations  of  similar  companies;

- Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

-    Loss  of  a major customer or failure to complete significant transactions;

-    Additions  or  departures  of  key  personnel;  and

-    Fluctuations  in  stock  market  price  and  volume.

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

     Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this report does not necessarily portend what the trading price of our common stock might be in the future.

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

THE ISSUANCE OF SHARES UPON THE EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

     The issuance of shares upon the exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as Entech, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Recently, since we were delinquent in the filing of our Exchange Act reports, an "E" was placed on our trading symbol and our shares were available only for quotation on the "pink sheets." Typically, shares quoted on the "pink sheets" do not trade as well as shares quoted on the OTC Bulletin Board.

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

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

- That a broker or dealer approve a person's account for transactions in penny stocks; and

- The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

- Obtain financial information and investment experience objectives of the person; and

- Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

- Sets forth the basis on which the broker or dealer made the suitability determination; and

- That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

     We lease our office in Pomona, California at a monthly rental rate of $1,400. The lease is month to month. In addition, we lease 8,000 square feet of warehouse space in Chino, California from Burr D. Northrop, our president, at a monthly rental of $4,500. The lease was executed on September 1, 2003 and expires on October 31, 2006, with an option to renew for an additional 60 months at $6,000 per month. We believe that all of our facilities are adequate for our current operations. However, we expect that we could locate other suitable facilities at comparable rates, should we need more space.

ITEM 3.   LEGAL PROCEEDINGS.

     Entech was named as a defendant in several legal proceedings in the State of California alleging breach of contract and various fees in connection with the activities of our subsidiaries, Christie-Peterson Development, Advanced Fuel Filtration Systems, Inc., and H.B. Covey, Inc. The plaintiffs seek monetary damages. CPI and AFFS commenced Chapter 7 bankruptcy proceedings on September 30, 2004.

     The proceedings described below, several of which have been settled as of the date of this report, are in their very early stages. While the ultimate effect of the legal actions described below cannot be predicted with certainty, we expect that the proceedings against our subsidiaries will not result in liability to us due to the ongoing bankruptcy of CPI and AFFS.

     We do not expect the outcome of these matters to have a material effect on our financial condition or the results of our operations. The following lawsuits have been filed against us:

GRW Equipment, Inc filed complaint against the Company and its formerly owned subsidiary, CPI Development, Inc. in San Bernardino County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.

Northwest Pump & Equipment Co. filed complaint against the Company and its formerly owned subsidiary, CPI Development, Inc. in San Diego County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.

Commercial Petroleum Equipment filed complaint against the Company and its formerly owned subsidiary ,CPI Development, Inc. in Los Angeles County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.

NK Heating & Air Conditioning filed complaint against the Company and its formerly owned subsidiary ,CPI Development, Inc. in Los Angeles County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.

Sanborn & Sine filed complaint against the Company and its formerly owned subsidiary ,CPI Development, Inc. in Los Angeles County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.

West Coast Sand & Gravel, Inc filed complaint against the Company and its formerly owned subsidiary ,CPI Development, Inc. in Los Angeles County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.

     Steven Rosenthal, our former chairman, has claimed that we owe him $737,714 under his employment contract. We dispute any such claim. As of the date of this report, no lawsuit has been filed by Mr. Rosenthal. If one is filed, we will assert a vigorous defense.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity

     Other than described above, we are not engaged in any other litigation, and are unaware of any claims or complaints that could result in future litigation. We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is quoted on the OTC Bulletin Board under the symbol "EEVT.OB." However, due to the failure to file on a timely basis this report and our quarterly report for the fiscal quarter ending on December 31, 2004, we have had an "E" affixed to our symbol, which is currently "EEVTE.OB." Until such time as the "E" is removed from our symbol, our shares will continue to be quoted for sale on the "pink sheets." Once we become compliant with our reporting obligations under the Exchange Act, we will again be able to have our shares quoted on the OTC Bulletin Board. If we fail to stay current with our required filings under the Exchange Act, our shares will only be quoted on the "pink sheets."

     The below quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

          YEAR ENDED 09/30/03            HIGH             LOW
            First Quarter               $0.02            $0.01
            Second Quarter              $0.25            $0.01
            Third Quarter               $0.02            $0.02
            Fourth Quarter              $0.01            $0.01

          YEAR ENDED 09/30/04            HIGH             LOW
            First Quarter               $0.26            $0.01
            Second Quarter              $3.00            $0.26
            Third Quarter               $3.00            $1.80
            Fourth Quarter              $1.95            $0.16

     At September 30, 2004, there were 25,792,658 shares of our common stock outstanding. Our shares of common stock are held by approximately 75 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     None.

RECENT SALES OF UNREGISTERED SECURITIES

     In December 2003, we acquired through a Share Exchange Agreement, all of the issued and outstanding stock of CPI Development, Inc. and Advanced Fuel Filtration Systems, Inc. and H.B. Covey, Inc. A total of 67,824 shares of the acquired companies were canceled subsequent to the acquisition. We also canceled 500 shares of treasury stock for $1,250,000 relating to CPI Development, Inc.

     On January 21, 2004, we completed Capital Stock Exchange Agreement with Cyber Public Relations, Inc., an inactive publicly registered shell corporation with no significant assets or operations. Effective with the agreement, all except 315,000 out of total 2,199,000 shares of common stock was canceled and in exchange 8,550,000 shares of Cyber's restricted common stock were issued. Also, we issued 500,000 shares to our employees in relation to the acquisition.

     In January 2004, we issued an aggregate of 1,000,000 shares of common stock to various outside service providers in exchange for investment and legal services. The shares were issued at the par value of $0.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

     In January 2004, we issued 2 million shares of common stock to Baron Partners, LP for $2,000,000 of cash, net of costs and fees.

     In March 2004, we issued an aggregate of 310,000 shares of common stock to various investors via a private placement offering for $620,000 in total proceeds at $2.00 per share, net of costs and fees.

     In March 2004, we issued an aggregate of 857,498 shares of common stock to various investors via a private placement offering for $1,286,247 in total proceeds at $1.50 per share, net of costs and fees.

     In March 2004, we issued an aggregate of 250,000 shares of common stock to an individual providing public market relations services at $1.50 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

     In June 2004, we issued an aggregate of 918,334 shares of common stock to various investors via a private placement offering for $1,450,001 in total proceeds, net of costs and fees.

     In September 2004, we issued 2,134,705 shares of common stock to eight members of management at $1.00 per share in satisfaction of liabilities in the aggregate amount of $2,134,705.

     In September 2004, we issued 6,400,000 shares of common stock to six directors and members of management at $0.16 per share as incentive compensation.

     In September 2004, we issued 297,000 shares of common stock at $0.16 per share to two service providers in satisfaction of liabilities in the amount of $47,250.

     In September 2004, we issued 1,250,000 shares of common stock at $0.17 per share to three service providers in satisfaction of liabilities in the amount of $212,500.

     In September 2004, we issued 33,869 shares of common stock at $0.52 per share to a service provider in satisfaction of liabilities in the amount of $17,533.

     We amended the terms of our two private placements in January and June 2004, and have issued 976,252 shares of our common stock to the investors, in order to compensate them for the diminution of the value of their investment in our shares due to the recent events affecting us. The investors who accepted the additional shares released us from any and all causes of action and claims relating or pertaining to the private placement or the subscription agreement in connection therewith.

     The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act. All of the investors took their securities for investment purposes without a view to distribution and had access to information concerning Entech and our business prospects, as required by the Securities Act.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING  INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-KSB to be accurate as of the date
hereof.  Changes  may  occur  after  that  date.   We  will  not  update  that
information except as required by law in the normal course of its public disclosure practices.

MANAGEMENT'S  PLAN  OF  OPERATIONS

RESULTS  OF  OPERATIONS

TWELVE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO TWELVE MONTHS ENDED SEPTEMBER 30, 2003

CONTINUING  OPERATIONS

REVENUE

     Revenue for the 12 months ended September 30, 2004 was $1,703,148 compared to $1,310,652 for the 12 months ended September 30, 2003, an increase of $392,496 or approximately 30 percent. Revenue increased due to managements focus on efficiency, customers satisfaction, and business expansion. Resources were allocated to operational needs which allowed significant organic growth.

     We expect revenue to increase during the coming 12 months due to the broadening of services provided. We will continue to build our customer base and engage in petroleum construction projects. We will focus on the expansion of our Consumer Services division and expand our geographic footprint and customer base.

COST  OF  REVENUE

     Cost of revenue was $1,310,090 (77 percent of sales) for the 12 months ended September 30, 2004, compared to $849,352 (65 percent of sales) for the 12 months ended September 30, 2003, an increase of $460,738 or approximately 54 percent. The increase in cost of revenue was due primarily to increased sales levels. We expect cost of revenue as a percent of sales to _decrease during the coming 12 months due to proficient management, controlled overhead expenses and improved purchasing power.

SALES,  GENERAL,  AND  ADMINISTRATIVE  EXPENSES

     Sales, general, and administrative expenses ("SG&A") were $6,025,401 for the 12 months ended September 30, 2004, compared to $342,993 for the 12 months ended September 30, 2003, an increase of $5,682,408 or approximately 1,657 percent. The increase in SG&A is due primarily to the costs of consolidation of three subsidiaries during the year, as well as public company costs. The September 30, 2003 financial statements are those of the pre-public entities. The primarily components of SG&A during the 12 months ended September 30, 2004 were management compensation of $1,672,676, including restricted stock awards issued as incentive compensation of $1,024,000; professional consulting and fees of $596,582; organization expense of $523,865; overhead salaries and labor of $507,922; inventory write-down of $430,028;

legal and accounting fees of $302,906; vehicle costs (excluding depreciation) of $181,300; bad debt $144,105; insurance of $116,509; and small tools and supplies of $97,998.

     We expect SG&A costs to decrease substantially in the coming 12 months due to the divestiture of AFFS and CPI. We intend to focus on operating efficiencies and profitability in our remaining core businesses and have eliminated the complexities and costs associated with the consolidated of the discontinued operations.

GOODWILL  IMPAIRMENT

     During the twelve months ended September 30, 2004, the Company wrote-off the goodwill acquired in its acquisitions of AFFS and CPI in the aggregate amount of $7,049,020. There was no such write-off in the corresponding period of the prior year.

WRITE-OFF  OF  AMOUNT  DUE  FROM  DISCONTINUED  OPERATIONS

     During the twelve months ended September 30, 2004, the Company wrote-off $3,256,068 of receivables from its discontinued operations. There was no such write-ff in the corresponding period of the prior year.

DEPRECIATION  AND  AMORTIZATION

     During the twelve months ended September 30, 2004, the Company recorded depreciation expense of $48,876, an increase of $23,885 or approximately 96 percent compared to depreciation expense of $24,991 during the twelve months ended September 30, 2003. The increase is due to higher depreciable asset balances throughout the majority of the Twelve months ended September 30, 2004.

INTEREST  EXPENSE

     Interest expense for the twelve months ended September 30, 2004 was $5,284, an Increase of $1,118 or approximately 27 percent compared to interest expense of $4,166 For the twelve months ended September 30, 2003. The difference is due to higher debt balances during the twelve months ended September 30, 2004.

LOSS  FROM  CONTINUING  OPERATIONS

     For the reasons stated above, the loss from continuing operations was ($15,991,591) for the twelve months ended September 30, 3004, an increased loss of $15,907,730 compared to a profit from continuing operations of $89,503 during the twelve months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     During the 12 months ended September 30, 2004, we generated a net operating loss of $28,917,091, including $15,991,591 from continued operations and $12,925,500 from discontinued operations. During the 12 months ended September 30, 2004, we used cash in operating activities of $7,984,608 . This amount consisted primarily of our net cash used in discontinued operations $6,447,553 and net loss of ($15,818,227) offset by non-cash charges of goodwill impairment charges of $7,049,020; writeoff of intercompany receivables of 3,256,068; non-cash compensation of $1,678,053, reserve for bad debts of $511,723, and depreciation and amortization of $48,876. There was a change in the components of working capital that provided an additional $1,734,427 in cash from operating activities during the twelve months ended September 30, 2004.

     We have discontinued two of our primary subsidiaries, and at September 30, 2004, have greatly reduced the scope of our operations. Upon discontinuing these subsidiaries, we have financed our operations primarily via the proceeds of the convertible preferred note provided by Barron Partners LP. At September 30, 2004, we had borrowed the amount of $561,912 under this note.

     In order to execute our business plan, we will need to acquire additional debt or equity financing. Our independent certified public accountants have stated in their report, included in this Form 10-KSB, that due to our net loss and negative cash flows from operations, in addition to a lack of operational history, there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2005. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

CRITICAL  ACCOUNTING  POLICIES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policy involve the most complex, difficult and subjective estimates and judgments.

STOCK-BASED  COMPENSATION

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. SFAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15,

2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Subsequent events

During the three months ended December 31, 2004, we borrowed an additional $490,000 under the convertible preferred note provided by Barron Partners LP, for a total borrowing at December 31, 2004 of $1,051,912.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") No. 150-03, which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP No. 150-3; and
(iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures About Pensions And Other Postretirement Benefits." This pronouncement, SFAS No. 132-R, expands employers' disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88, and No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. Except as described in the following sentence, SFAS No. 132-R is effective for foreign plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for the Company until the first quarter of 2005. Since the Company does not have any defined benefit post-retirement plans, the adoption of this pronouncement did not have any impact on the Company's results of operations or financial condition.

Other significant recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants, and the SEC are discussed elsewhere in these notes to the consolidated financial statements. In the opinion of management, significant recent accounting pronouncements did not or will not have a material effect on the consolidated financial statements.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs* an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company. In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions*an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental

Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

     We  do  not  have  any  off-balance  sheet  arrangements.

ITEM 7.   FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-23.

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

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM 8B.  OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth information concerning the directors and executive officers of Entech as of the date of this report:

NAME               AGE  POSITION                                          DIRECTOR HELD SINCE
----               ---  --------                                          -------------------
Burr D. Northrop    41  President, Chief Financial Officer, and Director          2004
Douglas L. Parker   39  Director                                                  2004
Terence F. Leong    38  Director                                                  2004

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

     Burr D. Northrop managed compliance programs and fuel system renovations at Connor Environmental from March 1990 until June 1993. He served as president of Kaliber Construction and Engineering from June 1992 until June 1994, where he undertook soil and groundwater remediation projects. From 1992 until the present, he has served as vice president, secretary, treasurer, and president of H.B. Covey, Inc., our wholly-owned subsidiary. He was elected as our president on September 28, 2004.

     Douglas L. Parker has over 14 years experience related to the hazardous waste industry. He served as president and chief executive officer of Advanced Fuel Filtrations Systems, Inc. from 1998 until 2004.

     Terence F. Leong, since 1996, has been the owner of Walker Street Associates, a management consulting firm.

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

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the period ended September 30, 2004, Burr D. Northrop, Douglas L. Parker, Terence Leong, and Robert K. Christie, our executive officers and directors have failed to file appropriate Form 3s and 4s. However, greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

CODE OF ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

-    Compliance  with  applicable  governmental  laws,  rules  and  regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability  for  adherence  to  the  code.

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is attached to this report as an exhibit.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 3233 Grand Avenue, Suite N-353, Chino Hills, California 91709.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Entech Environmental Technologies, Inc. and our subsidiaries for the fiscal years ended September 30, 2004, December 31, 2003 and 2002. No other officer had compensation of $100,000 or more for 2004, 2003, and 2002.

                                               SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------
                                      ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                                    -------------------------------  ------------------------------------
                                                                              AWARDS             PAYOUTS
                                                                     --------------------------  --------
                                                                     RESTRICTED    SECURITIES
                                                      OTHER ANNUAL      STOCK      UNDERLYING      LTIP      ALL OTHER
NAME AND PRINCIPAL                  SALARY    BONUS   COMPENSATION    AWARD(S)    OPTIONS/SARS   PAYOUTS   COMPENSATION
POSITION                      YEAR    ($)      ($)         ($)           ($)           (#)         ($)          ($)
----------------------------  ----  -------  -------  -------------  -----------  -------------  --------  -------------
Maria  Trinh,  President,     2003    -0-      -0-         -0-           -0-           -0-         -0-          -0-
Treasurer, and Secretary (1)  2002    -0-      -0-         -0-           -0-           -0-         -0-          -0-
                                      -0-      -0-         -0-           -0-           -0-         -0-          -0-
Burr  D.  Northrop,
President  and  CFO(2)        2004  147,598    -0-         -0-         480,000         -0-         -0-          -0-

Douglas  L.  Parker,
President  (3)                2004  161,122    -0-         -0-           -0-           -0-         -0   -       -0-

------------------------------------------------------------------------------------------------------------------------

ALL NUMBERS IN THE ABOVE TABLE ARE FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004.
(1) Maria Trinh was employed by our predecessor and received no compensation from Entech.
(2) Mr. Northrop served as co-president with Mr. Parker until September 28, 2004, at which time Mr. Northrop became president. Annual compensation includes salary of $147,596. Restricted stock award includes 3,000,000 shares of our restricted common stock. All other compensation includes a car allowance of approximately $9,000 and health insurance reimbursement of approximately $3,000.
(3) Mr. Parker served as co-president with Mr. Northrop until September 28, 2004. Annual compensation includes salary of $161,122. All other compensation includes a car allowance of approximately $7,000 and health insurance reimbursement of approximately $3,000.

STOCK  OPTION  AND  STOCK  APPRECIATION  RIGHTS

     There were no grants of stock options to executive officers during the fiscal year ended September 30, 2004.

OPTION  EXERCISES  AND  HOLDINGS

     There were no stock options held by executive officers during the fiscal year ended September 30, 2004. Before September 30, 2004, we had no long-term incentive compensation plan for our executive officers and employees. We do not award stock appreciation rights or long-term incentive plan pay outs.

COMPENSATION  OF  DIRECTORS

     We pay directors who are not also our employees a fee of 950,000 shares of our common stock, plus $100 per hour and expenses for their services as directors. We do not compensate any of our employee directors.

EMPLOYMENT  AGREEMENTS

     Pursuant to settlement agreements executed in August and September 2004, all employment agreements between us and Messrs. Parker, Christ, Northrop, Covey, and Christie, and Ms. Tainter were terminated. Our former chairman and chief executive officer, Steven Rosenthal did not agree to the termination of his employment agreement with us. As of the date of this report, we are disputing Mr. Rosenthal's claim that our obligations to him under the employment contract are still in force and effect. No litigation has been filed with respect to Mr. Rosenthal at this time.

     Pursuant to the agreement with Mr. Rosenthal, which was to terminate on November 30, 2006, he was to receive a salary of $360,000 per year, plus bonuses, cost of living increases, and other benefits. The agreement was renewable. In addition, Mr. Rosenthal received 1,000,000 shares of our common stock upon execution of his agreement. We have taken the position that the agreement has been terminated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, as of February 22, 2005, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-    Each  director;

-    Each  named  executive  officer;  and

-    All  directors  and  officers  as  a  group.

                                                                      SHARES BENEFICIALLY OWNED (2)
                                                                      -----------------------------
     NAME OF BENEFICIAL OWNER (1)                                     NUMBER           PERCENT
     ----------------------------                                     ------           -------
     Burr D. Northrop . . . . . . . . . . . . . . . . . . . . . . .   4,283,524        15.7
     Douglas L. Parker  . . . . . . . . . . . . . . . . . . . . . .   1,763,265        06.5
     Terence F. Leong . . . . . . . . . . . . . . . . . . . . . . .     950,000        03.5
                                                                      ---------        ----
     All directors and executive officers as a group (three persons)  6,996,789        25.7
                                                                      =========        ====
     Horizon Capital Investors LP (3) . . . . . . . . . . . . . . .   2,085,000        07.7
     Robert K. Christie (4) . . . . . . . . . . . . . . . . . . . .   5,583,508        20.5

_______________
*    Less  than  one  percent.
(1) Unless otherwise indicated, the address for each of these stockholders is c/o Entech Environmental Technologies, Inc., 3233 Grand Avenue, Suite N-353, Chino Hills, California 91709. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he or she beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of February 22, 2005, there were issued and outstanding 27,231,658 shares of our common stock.
(3) These shares were acquired on December 17, 2004 from Barron Partners LP, in a private transaction.
(4) Mr. Christie is a former officer and director. The shares that have been issued to Mr. Christie are reflected above. However, we have taken the position that Mr. Christie is only entitled to 3,083,508 shares. At the date of this report, we are trying to resolve the issue. In addition, 2,500,000 shares owned by Mr. Christie are subject to an Escrow Agreement.

     There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Entech Environmental Technologies, Inc.

     There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than the lease of 8,000 square feet of warehouse space from Burr D. Northrop, our president, at a monthly rental of $4,500 subject to annual increments of four percent (see, "Description of Property"), and the convertible note with Barron Partners LP (see, "Business - New Financing"), there are no other agreements with our officers, directors, or significant stockholders.

Item 13.  Exhibits.

-----------------------------------------------------------------------------------------------------------------
EXHIBIT
--------
NO.       IDENTIFICATION OF EXHIBIT
---       -------------------------
--------  -------------------------------------------------------------------------------------------------------
1.1**     Investment Banking Agreement with Windstone Capital Partners dated October 24, 2003
2.1**     Plan and Agreement of Triangular Merger Between Environmental Technologies, Inc., Parr Sub One,
          Inc. and Christie-Peterson Development dated December 29, 2003
2.2**     Agreement of Merger between Christie-Petersen Development and Parr Sub One, Inc. filed
          December 30, 2003
2.3**     Plan and Agreement of Triangular Merger Between  Environmental Technologies, Inc., Parr Sub
          Two, Inc. and Advanced Fuel Filtration Systems, Inc. dated December 29, 2003
--------  -------------------------------------------------------------------------------------------------------
2.4**     Agreement of Merger between Advanced Fuel Filtration, Inc. and Parr Sub Two, Inc. filed December
          30, 2003
2.5**     Plan and Agreement of Triangular Merger Between Environmental Technologies, Inc., Parr Sub
          Three, Inc. and H.B. Covey, Inc. dated December 29, 2003
2.6**     Agreement of Merger between H.B. Covey, Inc. and Parr Sub Three, Inc. filed December 30, 2003
--------  -------------------------------------------------------------------------------------------------------
3.1.1**   Articles of Incorporation of Cyber Public Relations, Inc., filed June 18, 1998
3.1.2**   Amended and Restated Articles of Incorporation of Cyber Public Relations, Inc., changing the name of the corporation to Entech Environmental Technologies, Inc., filed March 22, 2004
3.1.3**   Articles of Incorporation of Point 2 Point Services, Inc., filed April 5, 2001
3.1.4**   Certificate of Amendment to Articles of Incorporation of Point 2 Point Services, Inc., changing the name of the corporation to Parr Development, Inc., filed December 31, 2002
3.1.5**   Amended and Restated Articles of Incorporation of Parr Development, Inc., changing the name of the corporation to Environmental Technologies, Inc., filed November 25, 2003
3.1.6**   Articles of Incorporation of Parr Sub One, Inc. filed December 19, 2003
3.1.7**   Articles of Incorporation of Parr Sub Two, Inc. filed December 19, 2003
3.1.8**   Articles of Incorporation of Parr Sub Three, Inc. filed December 19, 2003
3.1.9**   Articles of Incorporation of Christie-Petersen Development filed September 15, 1995
3.1.10**  Articles of Incorporation of YLD/Clean Fuels, Inc. filed September 18, 1995
3.1.11**  Certificate of Amendment of Articles of Incorporation of YLD/Clean Fuels, Inc., changing the name of the corporation to Advanced Fuel Filtration, Inc., filed September 27, 1997
3.1.12**  Articles of Incorporation of H.B. Covey, Inc., filed March 19, 1971
--------  -------------------------------------------------------------------------------------------------------
3.2.1**   Bylaws of Cyber Public Relations, Inc., adopted July 5, 1998
3.2.2**   Amended Bylaws of Cyber Public Relations, Inc. adopted February 16, 2004
3.2.3**   Amended and Restated Bylaws of Entech Environmental Technologies, Inc., adopted April 28, 2004
3.2.4**   Bylaws of Point 2 Point Services, Inc.
3.2.5**   Bylaws of Parr Sub One, Inc. , adopted December 29, 2003
3.2.6**   Bylaws of Parr Sub Two, Inc., adopted December 29, 2003
3.2.7**   Bylaws of Parr Sub Three, Inc., adopted December 29, 2003
3.2.8**   Bylaws of Christie-Petersen Development, adopted September 22, 1995
3.2.9**   Bylaws of YLD/Clean Fuels, Inc. dated October 6, 1995
3.2.10**  Bylaws of Entech Environmental Technologies, Inc. adopted February 4, 2004
3.2.11**  Restated Bylaws of H.B. Covey, Inc. adopted April 1, 1999
3.3.1**   Charter of the Audit Committee of the Board of Directors of Cyber Public Relations, Inc., adopted
          January 29, 2004
3.3.2**   Charter of the Compensation Committee of the Board of Directors of Cyber Public Relations, Inc.,
          adopted January 29, 2004
--------  -------------------------------------------------------------------------------------------------------
4.1**     Registration Rights Agreement with Barron Partners LP regarding registration of shares, dated
          January 23, 2004
4.2**     Registration Rights Agreement with Wood Capital Associates, regarding registration of shares, dated
          January 23, 2004
4.3**     Registration Rights Agreement with Patricia L. Fiorese, regarding registration of shares, dated
          January 23, 2004
4.4**     Registration Rights Agreement with Vance Luedtke, regarding registration of shares, dated January
          23, 2004
--------  -------------------------------------------------------------------------------------------------------


--------  -------------------------------------------------------------------------------------------------------
4.5**     Registration Rights Agreement with Diane C. Burge, regarding registration of shares, dated January
          23, 2004
4.6**     Registration Rights Agreement with Clayton Chase, regarding registration of shares, dated January
          23, 2004
4.7**     Registration Rights Agreement with James W. Moldermaker, regarding registration of shares, dated
          January 23, 2004
4.8**     Registration Rights Agreement with J. Kevin Wood, regarding registration of shares, dated January
          23, 2004
4.9**     Registration Rights Agreement with Thomas Sheridan, regarding registration of shares, dated January
          23, 2004
4.10**    Registration Rights Agreement with San Diego Torrey Hills Capital, regarding registration of shares, dated January 23, 2004
4.11**    Registration Rights Agreement with Norman E. Clarke, regarding registration of shares, dated
          January 23, 2004
4.12**    Registration Rights Agreement with Steven R. Green, regarding registration of shares, dated January
          23, 2004
--------  -------------------------------------------------------------------------------------------------------
10.1**    Robert K. Christie Employment Agreement, dated December 15, 2003
10.2**    Steven D. Rosenthal Employment Agreement, dated December 15, 2003
10.3**    Douglas L. Parker Employment Agreement, dated December 15, 2003
10.4**    James R. Christ Employment Agreement, dated December 31, 2003
10.5**    Stock Pledge Agreement between Robert K. Christie and Environmental Technologies, Inc. dated
          December 29, 2003
10.6**    Stock Purchase Escrow Agreement between Barron Partners LP, Cyber Public Relations, Inc. and
          Harbour, Smith, Harris & Merritt, P.C. dated January 21, 2004
10.7**    Capital Stock Exchange Agreement between the Registrant and the Stockholders of Environmental
          Technologies, Inc., dated January 21, 2004
10.8**    Stock Purchase Agreement between Environmental Technologies, Inc. and Barron Partners LP dated
          January 14, 2004
10.9**    Amendment to Stock Purchase Agreement between Environmental Technologies, Inc. and Barron
          Partners LP dated January 21, 2004
10.10**   Lease Agreement, effective October 1, 1999
10.11**   Lease Agreement, effective September 1, 2001
10.12**   Lease Agreement, effective November 15, 2002
10.13**   Amendment No. 2 to Lease, effective July 31, 2003
10.14**   First Amendment to Lease, effective September 3, 2003
--------  -------------------------------------------------------------------------------------------------------
10.15**   Omitted.
10.16**   Cyber Public Relations, Inc. A Warrant for the Purchase of Common Stock
10.17**   Cyber Public Relations, Inc. B Warrant for the Purchase of Common Stock
10.18**   Cyber Public Relations, Inc. C Warrant for the Purchase of Common Stock
10.19**   Cyber Public Relations, Inc. D Warrant for the Purchase of Common Stock
10.20**   Cyber Public Relations, Inc. E Warrant for the Purchase of Common Stock
10.21**   Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Wood Capital Associates
10.22**   Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Patricia L. Fiorese
10.23**   Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Vance Luedtke
--------  -------------------------------------------------------------------------------------------------------


--------  -------------------------------------------------------------------------------------------------------
10.24**   Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Diane C.
          Burge
10.25**   Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Clayton
          Chase
10.26**   Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, James W.
          Moldermaker
10.27**   Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, J. Kevin
          Wood
10.28**   Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Thomas
          Sheridan
10.29**   Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, San Diego
          Torrey Hills Capital
10.30**   Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Norman E.
          Clarke
10.31**   Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Steven R.
          Green
--------  -------------------------------------------------------------------------------------------------------
10.32**   Settlement Agreement with Norman T. Reynolds, Esq., dated September 23, 2004
--------  -------------------------------------------------------------------------------------------------------
10.33**   Settlement Agreement with Stonegate Securities, dated September 21, 2004
--------  -------------------------------------------------------------------------------------------------------
10.34**   Settlement Agreement with Russell Bedford Stefanou Mirchandani LP, dated September 21, 2004
--------  -------------------------------------------------------------------------------------------------------
10.35**   Settlement Agreement with Birch Advisors Ltd. dated September 30, 2004
--------  -------------------------------------------------------------------------------------------------------
10.36**   Settlement Agreement with Gerald Foster dated September 30, 2004
--------  -------------------------------------------------------------------------------------------------------
10.37**   Secured Convertible Note between Entech Environmental Technologies, Inc. and Barron Partners,
          L.P. dated September 30, 2004
--------  -------------------------------------------------------------------------------------------------------
10.38**   Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Barron Partners, L.P.
--------  -------------------------------------------------------------------------------------------------------
10.39**   Note Purchase Agreement between Environmental Technologies, Inc. and Barron Partners LP dated
          September 30, 2004
--------  -------------------------------------------------------------------------------------------------------
10.40**   Registration Rights Agreement with Barron Partners LP regarding registration of shares, dated
          September 30, 2004
--------  -------------------------------------------------------------------------------------------------------
10.41**   Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock for Barron
          Partners LP
--------  -------------------------------------------------------------------------------------------------------
10.42**   Escrow Agreement between Entech Environmental Technologies, Inc., Robert K. Christie and
          Norman T. Reynolds dated September 29, 2004
--------  -------------------------------------------------------------------------------------------------------
10.43**   Warrant Cancellation from Barron Partners L. P. dated September 30, 2004
--------  -------------------------------------------------------------------------------------------------------
10.44**   Settlement Agreement with San Diego Torrey Hills Capital, Inc. dated September 1, 2004
--------  -------------------------------------------------------------------------------------------------------
10.45**   Settlement Agreement with Donald G. St. Clair, CPA dated September 30, 2004
--------  -------------------------------------------------------------------------------------------------------
10.46**   Termination of Investment Banking Agreement dated September 1, 2004
--------  -------------------------------------------------------------------------------------------------------
10.47*    Lease agreement with Burr D. Northrop dated September 1, 2003
--------  -------------------------------------------------------------------------------------------------------
10.48*    Modification of Private Placement Memorandum No. 1 and Subscription Agreement dated September 30, 2004.
--------  -------------------------------------------------------------------------------------------------------
10.49*    Modification of Private Placement Memorandum No. 2 and Subscription Agreement dated September __, 2004.
--------  -------------------------------------------------------------------------------------------------------
14*       Code of Ethics
--------  -------------------------------------------------------------------------------------------------------
21*       Subsidiaries
--------  -------------------------------------------------------------------------------------------------------
          Certification of Burr D. Northrop, Chief Executive Officer and Chief Financial Officer of Entech
31.1*     Environmental Technologies, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the
          Sarbanes-Oxley Act of 2002
--------  -------------------------------------------------------------------------------------------------------
          Certification of Burr D. Northrop, Chief Executive Officer and Chief Financial Officer of Entech
31.2*     Environmental Technologies, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the
          Sarbanes-Oxley Act of 2002
--------  -------------------------------------------------------------------------------------------------------
          Certification of Burr D. Northrop, Chief Executive Officer and Chief Financial Officer of Entech
32.1*     Environmental Technologies, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the
          Sarbanes-Oxley Act of 2002
--------  -------------------------------------------------------------------------------------------------------
          Certification of Burr D. Northrop, Chief Executive Officer and Chief Financial Officer of Entech
32.2*     Environmental Technologies, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the
          Sarbanes-Oxley Act of 2002
-----------------------------------------------------------------------------------------------------------------

_______________
**   Previously  Filed
*    Filed  Herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT  FEES

     The aggregate fees billed by Russell Bedford Stefanou Mirchandani LP for professional services rendered for the audit of our annual financial statements for fiscal year 2004 were $28,336.

     The aggregate fees billed by Russell Bedford Stefanou Mirchandani LP for professional services rendered for the audit of our annual financial statements for fiscal year 2003 were $9,960.

AUDIT-RELATED  FEES

     The aggregate fees billed by Russell Bedford Stefanou Mirchandani LP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2004 were $0.

     The aggregate fees billed by Russell Bedford Stefanou Mirchandani LP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2003 were $0.

ALL  OTHER  FEES

     There were no other fees billed by Russell Bedford Stefanou Mirchandani LP for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.


Date: March 25, 2005.
                                        By /s/ Burr D. Northrop
                                           -------------------------------------
                                           Burr D. Northrop,
                                           President and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                        TITLE                          DATE
       ---------                        -----                          ----
/s/Burr D. Northrop    President, Chief Financial Officer, and    March 25, 2005
--------------------                   Director
Burr D. Northrop

/s/ Terence F. Leong                   Director                   March 25, 2005
--------------------
Terence F. Leong

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                       FINANCIAL STATEMENTS AND SCHEDULES

                           SEPTEMBER 30, 2004 AND 2003


                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.

                                   INDEX TO FINANCIAL STATEMENTS


----------------------------------------------------------------------------------------------------


                                                                                      Page
Report of Independent Registered Certified Public Accountants                          F-3

Consolidated Balance Sheet at September 30, 2004                                       F-4

Consolidated Statements of Losses  for the two years ended September
30, 2004 and 2003                                                                      F-5

Consolidated Statements of Stockholders' Equity for
  the two years ended September 30, 2004                                               F-6- F-7

Consolidated Statements of Cash Flows for the two
  years ended September 30, 2004 and 2003                                              F-8 - F10

Notes to Consolidated Financial Statements                                             F-11 - F23





----------------------------------------------------------------------------------------------------

          REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS
          -------------------------------------------------------------


The Board of Directors
Entech Environmental Technologies, Inc.
Chino Hills, California

We have audited the accompanying consolidated balance sheet of Entech Environmental Technologies, Inc. ("Company") as of September 30, 2004, and the related consolidated statements of losses, deficiency in stockholders' equity and cash flows for each of the two years in the period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entech Environmental Technologies, Inc. as of September 30, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2004 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note Q to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note Q. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                         /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI  LLP
                         ---------------------------------------------
                         Russell Bedford Stefanou Mirchandani  LLP
                          Certified Public Accountants

New York, New York

March 11, 2005

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004

Assets

Current Assets:

  Cash and cash equivalents                                                          $      158,093
  Accounts receivable, net of $65,516 of allowance for doubtful accounts                    242,103
  Inventories                                                                                92,298
  Costs and estimated earnings in excess of billings (Note C)                                97,523
  Prepaid expenses and other                                                                 49,427

                                                                                     ---------------
  Total current assets                                                                      639,444

  Property and Equipment, net (Note H)                                                      277,002

  Other Assets                                                                                8,908

                                                                                     ---------------

  Total Assets                                                                       $      925,354
                                                                                     ===============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY:

Current Liabilities:

Accounts Payable and accrued expenses (Note H)                                       $    1,902,630
Notes Payable - related parties                                                              50,000
                                                                                     ---------------

  Total current liabilities                                                               1,952,630


Deficiency in stockholders' equity:
Referred Stock, $.001 par value; 10,000,000 shares authorized;
  none issued and outstanding                                                                     -
Common stock, $0.001 par value; 100,000,000 shares authorized;
  25,792,658 shares issued and outstanding (Note J)                                          25,793
Additional paid-in capital                                                               14,914,530
Accumulated deficit                                                                     (15,967,599)


                                                                                     ---------------
Total deficiency in stockholders equity                                                  (1,027,276)

Total liabilities and deficiency in stockholders' equity                             $      925,354
                                                                                     ===============

              The accompanying notes are an integral part of these
                  consolidated financial statements.

                    ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENT OF LOSSES
                        FOR THE YEARS ENDED SEPTEMBER 30,


                                                       2004          2003
                                                   -------------  -----------
Revenues, net                                      $  1,703,148   $1,310,652
Cost of Goods Sold                                    1,310,090      849,352
                                                   -------------  -----------

Gross Profit                                            393,058      461,300

Operating expenses:

Selling, general, and administrative expenses         6,025,401      342,993
Goodwill impairment                                   7,049,020            -
Writeoff receivables from discontinued operations     3,256,068            -
Depreciation and amortization                            48,876       24,991
                                                   -------------  -----------
    Total operating expenses                         16,379,365      367,984

Income (Loss) from Operations                       (15,986,307)      93,316

Other Income (Expenses) :
  Other income (expense)                                                 353
  Interest income (expense)                              (5,284)      (4,166)

                                                   -------------  -----------
    Total Other Income (Expenses)                        (5,284)      (3,813)

                                                   -------------  -----------
(Loss) income from Continuing Operations            (15,991,591)      89,503

(Loss) from Discontinued Operations (Note D)        (12,925,500)    (546,182)
                                                   -------------  -----------

Net loss                                           $(28,917,091)  $ (456,679)
                                                   =============  ===========

(Loss) per share - basic and fully diluted         $      (2.89)  $     (.05)
                                                   =============  ===========


Continuing operations                              $      (1.60)  $      .01

Discontinued Operations                            $      (1.29)  $     (.06)

Basic and diluted weighted average
number of shares outstanding                         10,018,691    8,865,000
                                                   =============  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                             ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                                  CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                      FOR THE PERIOD OCTOBER 1, 2002 TO SEPTEMBER 30, 2004


                                                                                      Common Stock
                                                                                 ----------------------      APIC
                                                                                   Shares      Amount
                                                                                 ------------------------------------
Balance at September 30, 2002                                                             -              $   445,745

Issuance of shares for services (AFFS)                                                                           100
Proceeds from Contributions to additional paid in capital                           264,500
Balance at September 30, 2003                                                                                710,345

Shares of Cyber public held by existing stockholders                              2,199,000      2,199        (2,199)
Shares retained in connection with merger with Cyber Public in January 2004         315,000        315          (315)
Shares canceled in connection with merger with Entech, in January 2004           (2,199,000)    (2,199)        2,199
Shares issued to stockholders in exchange for Entech shares, in January 2004      8,550,000      8,550     5,006,232
Shares issued to employees at $0.001 per share, in January 2004                     500,000        500             0
Shares issued for investment and legal services at $0.001 per share, in January
2004                                                                              1,000,000      1,000             0
Shares sold  to investors at $1.00 per share pursuant to
  private placement memorandum in January, 2004                                   2,000,000      2,000     1,998,000
Shares sold  to investors at $2.00 per share pursuant to
  private placement memorandum in March, 2004                                       310,000        310       619,690
Shares sold to investors at $1.50 per share pursuant to
  private placement memorandum in March, 2004                                       857,498        858     1,285,390
Shares issued to a consultant at $1.50 per share in March, 2004                     250,000        250       374,750
Shares sold to investors at $2.00 per share pursuant to
  private placement memorandum in June, 2004                                        145,000        145       289,855
Shares sold to investors at $1.50 per share pursuant to
  private placement memorandum in June, 2004                                        773,334        773     1,159,228
Shares issued in September to convert notes payable to 8 members
  of management to equity at $1.00 per share                                      2,134,705      2,135     2,132,569
Shares issued in September to 6 directors and members of management
  as incentive compensation at $0.16 per share                                    6,400,000      6,400     1,017,600
Shares issued to 2 vendors and service providers at $0.16
  per share to settle amounts owed                                                  297,000        297        47,223
Shares issued to 2 service providers at $0.17
  per share to settle amounts owed                                                  750,000        750       126,750
Shares issued in settlement of debt at $0.17 per share                              500,000        500        84,500
Shares issued to a service provider at $0.52 per share
  to settle amount owed                                                              33,869         33        17,500
Shares issued in September to investors in previous private
  placement offering as an adjust to terms                                          976,252        977          (977)
Value of beneficial conversion feature of convertible note
  issued in September                                                                                        388,890
Value of warrants issued with convertible note
  issued in September                                                                                        173,020

De-consolidate equity of discontinued operations                                                            (515,720)
Loss from discontinued operations
Loss from continuing operations

                                                                                 -----------  ---------  ------------

Balance at September 30, 2004                                                    25,792,658     25,793    14,914,530
                                                                                 ===========  =========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                     Accum          Total
                                                                                    Deficit      S/H Equity
                                                                                 ----------------------------
Balance at September 30, 2002                                                    $    (65,511)  $    (12,386)

Shareholder Capital                                                                                  155,410
Net income from continuing operations                                                  89,503         89,503
                                                                                 -------------  -------------

Balance at September 30, 2003                                                          23,992        232,527

Shares of Cyber public held by existing stockholders                                        0              0
Shares retained in connection with merger with Cyber Public in January 2004                 0              0
Shares canceled in connection with merger with Entech, in January 2004                      0              0
Shares issued to stockholders in exchange for Entech shares, in January 2004                0      4,971,031
Shares issued to employees at $0.001 per share, in January 2004                             0            500
Shares issued for investment and legal services at $0.001 per share, in January
2004                                                                                        0          1,000
Shares sold  to investors at $1.00 per share pursuant to
  private placement memorandum in January, 2004                                             0      2,000,000
Shares sold  to investors at $2.00 per share pursuant to
  private placement memorandum in March, 2004                                               0        620,000
Shares sold to investors at $1.50 per share pursuant to
  private placement memorandum in March, 2004                                               0      1,286,247
Shares issued to a consultant at $1.50 per share in March, 2004                             0        375,000
Shares sold to investors at $2.00 per share pursuant to
  private placement memorandum in June, 2004                                                0        290,000
Shares sold to investors at $1.50 per share pursuant to
  private placement memorandum in June, 2004                                                0      1,160,001
Shares issued in September to convert notes payable to 8 members
  of management to equity at $1.00 per share                                                       2,134,705
Shares issued in September to 6 directors and members of management
  as incentive compensation at $0.16 per share                                                     1,024,000
Shares issued to 2 vendors and service providers at $0.16
  per share to settle amounts owed                                                                    47,520
Shares issued to 3 vendors and service providers at $0.17
  per share to settle amounts owed                                                                   212,500
Shares issued to a service provider at $0.52 per share
  to settle amount owed                                                                               17,533
Shares issued in September to investors in previous private
  placement offering as an adjust to terms                                                                 0
Value of beneficial conversion feature of convertible note
  issued in September                                                                                388,890
Value of warrants issued with convertible note
  issued in September                                                                                173,020

De-consolidate equity of discontinued operations                                   14,036,354     12,955,341
Loss from discontinued operations                                                 (12,925,500)   (12,925,500)
Loss from continuing operations                                                   (15,991,591)   (15,991,591)

                                                                                 -------------  -------------

Balance at September 30, 2004                                                     (15,967,599)    (1,027,276)
                                                                                 =============  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                        ENTECH ENVIRONMENTAL TECHNOLOGIES
                       CONSOLIDATED STATEMENT OF CASHFLOWS
                 FOR THE YEARS  ENDED SEPTEMBER 30,2004 AND 2003


                                                               2004          2003
                                                          ---------------------------
Net (loss) from continuing operations income              $(15,818,227)  $    89,503

Cash flows from operating activities:
  ADJUSTMENTS TO RECONCILE NET LOSS TO TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Depreciation and amortization                                48,876        24,991
   Non-cash compensation                                     1,678,053
   Goodwill impairment                                       7,049,020
   Writeoff receivables from discontinued operations         3,256,068
   Reserve for bad debts                                       511,723
CASH USED IN DISCONTINUED OPERATIONS                        (6,447,553)            -

CHANGES IN:
   Accounts Receivable                                          34,151      (787,977)
   Owed to de-consolidated companies                         1,187,577             -
   Inventory                                                   419,917       316,698
   Construction in progress                                    (97,523)            -
   Other assets                                                (37,571)      (20,764)
   Accounts payable                                            230,881       496,400
   Other current liabilities                                                  15,188
                                                          -------------  ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         (7,984,608)      134,039
                                                          -------------  ------------


Cash flows from financing activities:
   Proceeds from Notes payable                                 561,910        11,889
   Proceeds from Note payable -related party                    50,000             -
   Proceeds from Additional Paid In Capital                                    5,000
   Cash received for sale of common stock                    7,499,863
   Principal payments on notes payable                        (120,000)
                                                          -------------  ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                 7,991,773        16,889
                                                          -------------  ------------


Net increase in cash and cash equivalents                        7,165       150,928
Cash and cash equivalents at beginning of period               150,928             -
                                                          -------------  ------------
Cash and cash equivalents at end of period                $    158,093   $   150,928
                                                          =============  ============

  The accompanying notes are an integral part of these consolidated financial statements.


                        ENTECH ENVIRONMENTAL TECHNOLOGIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS
                 FOR THE YEAR ENDED SEPTEMBER 30, 2004 AND 2003
                                  (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash  paid  during  the  period  for  interest            $     5,284   $     4,166
                                                          ============  ============

Cash  paid  during  the  period  for  income  taxes       $    34,000   $         -
                                                          ============  ============
Supplemental disclosure of cash flow information:

Common  stock  issued  to  employees  for  services       $       500   $         -
                                                          ============  ============

Common  stock  issued  to  consultants  for  services     $   376,500   $         -
                                                          ============  ============

Acquisition of  CPI
Net liabilities assumed in excess of assets                 3,238,483
Note Payable

                                                          ------------  ------------
Total consideration paid/goodwill                           3,238,483
                                                          ============  ============

Acquisition of Advanced fuel
Net liabilities assumed in excess of assets                 1,855,626
Note Payable                                                1,000,000

                                                          ------------  ------------
Total consideration paid/goodwill                           2,855,626
                                                          ============  ============

Acquisition of H.B. Covey
Net assets acquired in excess of liabilities                  (45,089)
Note payable                                                1,000,000

                                                          ------------  ------------
Total considerations paid/goodwill                            954,911
                                                          ============  ============

Acquisition of Cyber
Common stock retained                                             315
Liabilities assumed in excess of assets                        22,263
Cash paid                                                     275,000

                                                          ------------  ------------
Total consideration paid/organization cost                    297,578
                                                          ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        ENTECH ENVIRONMENTAL TECHNOLOGIES
                      CONSOLIDATED STATEMENT OF CASHFLOWS
                 FOR THE YEAR ENDED SEPTEMBER 30, 2004 AND 2003
                                  (CONTINUED)

Common stock issued in satisfaction of amounts
                                                          ------------  ------------
owed to management                                        $ 2,134,705   $         -
                                                          ============  ============

Common stock issued as incentive compensation
                                                          ------------  ------------
to management                                             $ 1,024,000   $         -
                                                          ============  ============

Common stock issued in satisfaction of amounts owed to
                                                          ------------  ------------
vendors and service providers                             $   230,033   $         -
                                                          ============  ============

976,252  additional shares of common stock issued to
                                                          ------------  ------------
investors in previous private placement                   $       977   $         -
                                                          ============  ============

                                                          ------------  ------------
Beneficial conversion feature of convertible note payable $   388,890   $         -
                                                          ============  ============

                                                          ------------  ------------
Value of warrants issued with convertible note payable    $   173,020   $         -
                                                          ============  ============

                                                          ------------  ------------
De-consolidate equity of discontinued operations          $12,955,341   $         -
                                                          ============  ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                    ENTECH  ENVIRONMENTAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


NOTE A - BUSINESS AND BASIS OF PRESENTATION


Entech Environmental Technologies, Inc. ("Entech" or the "Company"), formerly Cyber Public Relations, Inc., was formed in June, 1998 under the laws of the State of Florida. The Company provides diagnostic and maintenance services to petroleum service stations in the southwestern part of the United States of America.

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, H.B. Covey, Inc., a California corporation ("H.B. Covey"), and Environmental Technologies, Inc., a Nevada corporation. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements

Business  Combination  and  Corporate  Recapitalization
-------------------------------------------------------

On December 30, 2003, Environmental Technologies, Inc. , a company formed under the laws of the State of Nevada ("Entech NV") acquired through a Share Exchange Agreement, all of the issued and outstanding stock of CPI Development, Inc., formally Christie Peterson Development Corporation, Inc. ("CPI"), Advanced Fuel Filtration Systems Inc. ("Advanced Fuel") and H.B. Covey. From its inception and up to December 30, 2003, the Entech NV had no significant assets or operations. Subsequent to the acquisition, CPI, Advanced Fuel, and H.B. Covey became wholly-owned subsidiaries of Entech NV. The value of Entech NV's common stock issued was the historical cost of Entech NV's net tangible assets, which did not differ materially from their fair value. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, CPI, Advanced Fuel and H.B. Covey were collectively the acquiring entities.

In connection with Entech NV's acquisition of CPI , the total consideration paid was $3,238,483 and the significant components of the transaction are as follows:


     Net liabilities assumed in excess of assets      $ 3,238,483
     Cash paid                                                 -
                                                      -----------
     Total consideration paid/goodwill                $ 3,238,483
                                                      ===========

On September 30, 2004, CPI filed bankruptcy under Chapter 7 of the U.S. Bankruptcy Code (see Note F).

In Connection with Entech NV's acquisition of Advanced Fuel , the total consideration paid was $2,855,626 and the significant components of the transaction are as follows:


     Net liabilities assumed in excess of assets      $ 1,855,626
     Cash paid                                          1,000,000
                                                     ------------
     Total consideration paid/goodwill               $  2,855,626
                                                     ============

On September 30, 2004, Advanced Fuel filed bankruptcy under Chapter 7 of the U.S. Bankruptcy Code (see Note F).

In connection with Entech NV's acquisition of H.B. Covey, the total consideration paid was $954,911 and the significant components of the transaction are as follows:


     Net assets acquired in excess of liabilities     $  (45,089)
     Cash paid                                         1,000,000
                                                      -----------
     Total consideration paid/goodwill                $   954,911
                                                      ===========

On January 21, 2004, Entech NV completed a Capital Stock Exchange Agreement ("Agreement") with Cyber Public Relations, Inc. ("Cyber") an inactive publicly registered shell corporation with no significant assets or operations. For accounting purposes, Entech NV was the surviving entity. The transaction was accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of Cyber was $297,578. From June 1998 until the date of the merger, Cyber was an inactive corporation with no significant assets and liabilities. As Cyber Public Relations, Inc. was an inactive corporation with no significant operations, the Company recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their historical cost. The results of operations subsequent to the date of merger are included in the Company's consolidated statements of losses.

Effective with the Agreement, all of the previously issued outstanding common stock, preferred stock, options and warrants owned by the Entech NV shareholders were exchanged for an aggregate of 9,550,000 shares of Cyber's restricted common stock. As a result of the Agreement, there was a change in control of the Cyber. Subsequent to the recapitalization, Cyber changed its name to Entech Environmental Technologies, Inc.

Effective with the Agreement, all shares previously outstanding common stock, preferred stock, options and warrants other than 315,000 shares of common stock owned by a significant Cyber stockholder were returned to the Company for cancellation. In accordance with SOP 98-5, the Company expensed $297,578 as organization costs.


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
                                                      ========




Discontinued  Operations  and  Deconsolidation
----------------------------------------------

The Company's business plan contemplated the integration of CPI, Advanced Fuel, and H.B. Covey into a coordinated group providing a broad spectrum of services to fuel distribution facilities. The Company was unable to complete this integration and realize its business plan, and encountered severe operational and cash flow problems. In June 2004, the Company's board of directors authorized management to proceed with the disposal of its two subsidiaries, CPI and Advanced Fuel. On September 30, 2004, the Company formally filed for Chapter 7 bankruptcy protection for CPI and Advanced Fuel in Los Angeles County, California (see Note F).

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, H.B. Covey, Inc. The balance sheets of CPI and Advanced Fuel have been de-consolidated as of September 30, 2004, and are not included in the balance sheet of the Company. The results of operations of CPI and Advanced Fuel are included in Discontinued Operations in the Company's consolidated statement of operations and consolidated statement of cash flows for the years ended September 30, 2004 and 2003.

NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.


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


Contract Receivables
--------------------
Contract receivables are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. Contract receivables are written off when they are determined to be uncollectible. The allowance for doubtful accounts is estimated based on the Company's historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers

Repair and installation services
----------------------

The Company recognizes revenue from repair and installation services, in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2)
delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or services has not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services has been rendered or no refund will be required.

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

Use Of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.


Cash and Cash  Equivalents
--------------------------

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Long-Lived  Assets
------------------

The  Company  has  adopted  Statement  of Financial Accounting Standards No. 144
(SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.


Income  Taxes
-------------

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Net  Loss  Per  Common  Share
-----------------------------

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2004 and 2003, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.


Inventories
-----------

Inventory is stated at the lower of cost, using the average cost method, or market. Components of inventories as of September 30, 2004 are as follows:

                    Finished goods            $92,298
                                              -------
                    Total
                                              $92,298
                                              =======

Liquidity
---------

As shown in the accompanying financial statements, the Company has incurred a net loss of $28,917,091 for the year ended September 30, 2004. The Company's current liabilities exceeded its current assets by $1,313,186, with cash and cash equivalents of $158,093 as of September 30, 2004.


Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. There is allowance for doubtful accounts of $65,516 established as of September 30, 2004.

Basic And Diluted Loss Per Share
--------------------------------

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2004 and 2003, the Company had outstanding warrants to employees, investors and consultants that can be converted into additional shares of common stock. These warrants would have an anti-dilutive effect and therefore are not included in diluted loss per share.

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

STOCK  BASED  COMPENSATION
--------------------------


In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2004 and 2003 and for subsequent periods. The Company did not issue any stock-based employee compensation during the years ended September 30, 2004 and 2003.

Segment  Information
--------------------

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

Fair  Value  of  Financial  Instruments
---------------------------------------

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The estimated fair values approximate their carrying value because of the short-term maturity of these instruments or the stated interest rates are indicative of market interest rates.

Property  and  Equipment
------------------------

Property and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to seven years using the straight-line method. The estimated service lives of property and equipment are as follows:

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company has not incurred any advertising costs during the year ended September 30, 2004 or 2003.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

New  Accounting  Pronouncements
-------------------------------

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") No. 150-03, which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP No. 150-3; and
(iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures About Pensions And Other Postretirement Benefits." This pronouncement, SFAS No. 132-R, expands employers' disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88, and No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. Except as described in the following sentence, SFAS No. 132-R is effective for foreign plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for the Company until the first quarter of 2005. Since the Company does not have any defined benefit post-retirement plans, the adoption of this pronouncement did not have any impact on the Company's results of operations or financial condition.

Other significant recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants, and the SEC are discussed elsewhere in these notes to the consolidated financial statements. In the opinion of management, significant recent accounting pronouncements did not or will not have a material effect on the consolidated financial statements.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs* an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company. In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions*an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental

Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE C - ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2004 consist of the followings:

                                          2004
                                       ----------
Receivables for Service                $  245,747
Completed Contracts                        61,872
Contracts in Progress                           0
                                       ----------

Less: allowance for doubtful amounts       65,516
                                       ----------
                                       $  242,103

NOTE D - UNCOMPLETED CONTRACTS

At September 30, 2004, costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

                                                     September 30, 2004
                                                    --------------------
Costs incurred on uncompleted contracts
Estimated earnings                                     $163,252
                                                       ---------

Less: billings to date                                  (27,500)
                                                        --------


Costs and estimated earnings in excess of billings      135,752

Less: accruals on uncompleted contracts                 (38,230)
                                                        --------

                                                        $97,522

NOTE E - IMPAIRMENT OF GOODWILL

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

Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. The test completed in the second and third quarter of 2004 indicated that the recorded book value of this reporting unit exceeded its fair value, as determined by discounted cash flows. The decrease in fair value is a result of:

- Significant operating losses during the past nine months
- Unanticipated decline in revenues and profitability
- Loss of key personnel

As a result of these events and circumstances, Company management believes that the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill at September 30, 2004. Upon completion of the assessment, management recorded a non-cash impairment charge of $(7,049,020) net of tax, or $(0.70) per share during the twelve months ended September 30, 2004, to reduce the carrying value of goodwill in this reporting unit to its estimated value of zero at September 30, 2004. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates.

NOTE F - DISCONTINUED OPERATIONS

In June 2004, the management received the authority to proceed with the plan of disposal of its CPI and AFFS subsidiaries. These subsidiaries were placed into bankruptcy on September 30, 2004. The following summarizes the assets and liabilities of discontinued operations at September 30, 2004:


     Assets:
     Cash and accounts receivable, net                $2,549,296
     Other assets                                         20,526
     Property and equipment, net                         132,068
                                                      ----------
     Total Assets                                     $2,701,890
                                                      ==========



     Liabilities:
     Accounts payable and accrued liabilities         $12,947,559
     Notes payable                                      1,197,465
     Capitalized lease payable                             48,091
     Due to related parties                               903,872
     Due to Entech / H.B. Covey                         3,297,095
                                                      -----------
     Total Liabilities                                $18,394,082
                                                      ===========

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the twelve-month periods ended September 30, 2004 and 2003 were:


                                         2004          2003
                                    -------------  --------------
     Revenue                        $ 20,893,299   $  36,319,745
     Expenses                        (33,992,163)    (36,865,927)
                                    -------------  --------------
     Net Income (Loss)              $(13,098,864)  $    (546,182)
                                    =============  ==============


NOTE G - PROPERTY AND EQUIPMENT

Major classes of property and equipment at September 30, 2004 consist of the followings:

     Transportation Equipment                                         $ 586,479
     Tools and Equipment                                                136,254
     Office Furniture                                                   198,095
                                                                      ----------
     Total                                                              920,828
     Less: Accumulated Depreciation                                    (643,826)
                                                                      ----------
     Net Property and Equipment                                       $ 277,002
                                                                      ==========

Depreciation expense included as a charge to income amounted to $48,876 and $139,064 for the years ended September 30, 2004 and 2003, respectively.


NOTE H - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2004, are as follows:

                                                  2004
                                              ----------
     Accounts payable                         $  369,961
     Accrued interest                              2,301
     Accrued payroll and payroll taxes           233,857
     Due to formerly controlled subsidiaries   1,187,577
     Other                                       108,934
                                              ----------
     Total                                     1,902,630
                                              ==========

NOTE I - NOTE PURCHASE AGREEMENT

In September 2004, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") whereby the Company would borrow a minimum of $100,000 and a maximum of $1,500,000 pursuant to a secured note or notes (the "Notes"). The Notes would be convertible into common stock of the Company at the rate of $0.025 per share (the "Conversion Price"), and would have a term of two years. The Note would also bear interest at the rate of 8% per annum, and be secured by a first lien and security interest on all assets of the Company and its subsidiaries. The Company shall have no right to prepay the Note. The note holders may convert the note at any time. In addition, the Company will issue common stock purchase warrants to purchase 15 shares of common stock for every $1.00 of principal borrowed under the Note Purchase Agreement. (the "Note Warrants"). The Note Warrant will have an exercise price of $0.15 per share, and a term of five years.

In September 2004, the Company also entered into a registration right agreement (the "Registration Rights Agreement") regarding the shares of common stock underlying the Note Purchase Agreement and the Note Warrants (the "Registrable Shares") . Pursuant to the Registration Rights Agreement, the Company shall prepare and file within one hundred fifty days from the date of the Registration Rights Agreement a registration statement covering the Registrable Shares. The Company shall use its best efforts to cause the Registration Statement to be declared effective by the SEC on the earlier of (i) 210 days following the Closing Date with respect to the Registration Statement, (ii) ten (10) days following the receipt of a "No Review" or similar letter from the SEC or
(iii) the first day following the day the SEC determines the Registration Statement eligible to be declared effective. If, after 7 months from the date of the Registration Statement, in the event the Company does not register the Registrable Securities, or if the Registration Statement filed pursuant to Section 2.2 herein is not declared effective, or if the Registrable Securities are registered pursuant to an effective Registration Statement and such Registration Statement or other Registration Statement including the Registrable Securities is not effective in the period from 7 months from the date hereof through two years following the date hereof, the Company shall, for each such day, pay the Purchaser, as liquidated damages and not as a penalty, an amount equal to 36% of the Purchase Price per annum; and for any such day, such payment shall be made no later than the first business day of the calendar month next succeeding the month in which such day occurs. In addition, if the Company has not filed a registration statement within the thirty day period after closing as specified in 2.2, the Company shall, for each such day after thirty days from closing and until the filing of a registration statement, pay the Purchaser, as liquidated damages and not as a penalty, an amount equal to 36% of the Purchase Price per annum; and for any such day, such payment shall be made no later than the first business day of the calendar month next succeeding the month in which such day occurs.

The Registration Rights Agreement was effective September 30, 2004, and as of the date of the financial statements , the Company had not yet filed a registration statement as required by the Registration Right Agreement. Accordingly, on October 30, 2004, the Company began accruing a penalty at the rate of 36% per annum computed on the balance of the Note, which was $561,912. Annual interest on this amount at 36% is $202,288.

On September 30, 2004, the Company borrowed the sum of $561,912 via a Note issued pursuant to the Note Purchase Agreement, and the Company issued warrants to purchase 8,428,680 shares of the Company's common stock to the note holders. The Company calculated the value of the beneficial conversion feature of the Note and the Note Warrants, which in the aggregate exceeded the amount of the Note. The Company allocated the value of the Beneficial Conversion Feature and the Note Warrants to the value of the note, or $173,021 and $388,891, respectively, for a total of $561,912, which is treated as a discount to the Note and will be amortized to interest expense over the term of the Note, or two years. Since the date of the Note is September 30, there was no amortization of this discount during the twelve months ended September 30, 2004 and the book value of the Note, net of the discount, is $0 at September 30, 2004.


NOTE J - CAPITAL STOCK

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of September 30, 2004, the Company has no preferred stock issued and outstanding. The Company has authorized 100,000,000 shares of common stock, with a par value of $0.001 per share. As of September 30, 2004, the Company has 25,792,658 shares of common stock issued and outstanding.

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


In September 2004, the Company issued 6,400,000 shares of common stock to 6 directors and members of management at $0.16 per share as incentive compensation, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.


In September 2004, the Company issued 976,252 shares of common stock to investors in an earlier sale of common stock as a goodwill restructuring of the terms of the previous sale. The Company charged the amount of $976 to additional paid-in capital.

During the year ended September 30, 2004 the Company issued 3,715,574 shares of common stock in exchange for $ 2,412,256 of previously incurred debt. The Company also issued an aggregate of 4,085,832 shares of common stock in exchange for $5,356,248 net of costs and fees.


NOTE K - STOCK OPTIONS AND WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

                  Warrants Outstanding           Warrants Exercisable
                  --------------------           --------------------
                                                 Weighed                Weighted
                                                 Average                 Average
Exercise                  Weighted Average      Exercise                Exercise
--------     Number     Remaining Contractual   --------     Number     --------
 Prices    Outstanding       Life (Years)         Price    Exercisable    Price
 ------    -----------       ------------         -----    -----------    -----
    $1.00    3,150,000          4.33            $    1.00    3,150,000   $ 1.00
     1.10      475,375          4.33                 1.10      475,375     1.10
     2.00    2,000,000          4.33                 2.00    2,000,000     2.00
     2.50      400,000          2.38                 2.50      400,000     2.50
     3.00      400.000          2.38                 3.00      400,000     3.00
     4.00    1,000,000          4.33                 4.00    1,000,000     4.00
     6.00    1,000,000          4.33                 6.00    1,000,000     6.00
     0.15    8,428,680          5.00                 0.15    8,428,680     0.15
           -----------          ----            ---------  -----------  -------
            16,854,055          4.32            $    1.25   16,854,055  $  1.25
           ===========          ====            =========  ===========  =======




Transactions involving warrants are summarized as follows:


                                            Weighted Average
                                        Number of Shares  Price Per Share
                                        ----------------  ---------------
     Outstanding at September 30, 2003          -         $       -
                                        ================  ===============
        Granted                             16,854,055    $      1.25
        Exercised                               -                 -
        Canceled or expired                     -                 -
                                        ----------------  ---------------
     Outstanding at September 30, 2004      16,854,055           1.25
                                        ================  ===============

The Company did not grant any compensatory warrants to non-employees during the period ended September 30, 2004 and all previously granted warrants were fully vested at the grant date. Accordingly, no expense was charged to operations for the period ended September 30, 2004.

The weighted-average fair value of stock options granted to non-employees during The years ended September 30, 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:


                                                                     2004
                                                                     ----

          Significant assumptions (weighted average)

            Risk-free interest rate at grant date                    3.75%

            Expected stock price volatility                           428%

            Expected dividend payout                                    0

            Expected option life-years based on contractual
              expiration dates                                          5

NOTE L - RELATED PARTY TRANSACTIONS

The Company leases warehouse space from a related party at a monthly rental of $4,500.00 subject to annual increments of 4 percent.

The Company has outstanding a note payable in the amount of $50,000 to a related party. The note is non interest-bearing, and is payable upon demand.

NOTE  M-  MAJOR  CUSTOMERS

Revenue from the Company's three major customers approximated $680,000 or 40% of sales for the year ended September 30, 2004. Revenue from the Company's three major customers approximated $524,000 or 40% of sales for the year ended September 30, 2003.

NOTE  N  -  COMMITMENTS  AND  CONTINGENCIES


   Leases
   ------

THE COMPANY  LEASES
ITS  OFFICE  IN POMONA, CALIFORNIA ON A MONTH-TO-MONTH BASIS AT A RATE OF $1,400
PER MONTH.   The Company leases warehouse space from a related party at a monthly rental of $4,500.00 subject to annual increments of 4 percent.RENT EXPENSE INCLUDING THESE AND OTHER SHORT-TERM RENTALS AMOUNTED
TO  A  TOTAL OF $87,275   AND $36,595 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND
2003  ,  RESPECTIVELY.


   CONSULTING AGREEMENTS
   ---------------------

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

   Litigation
   ----------

GRW Equipment, Inc filed complaint against the Company and its formerly owned subsidiary, CPI Development, Inc. in San Bernardino County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.

Northwest Pump & Equipment Co. filed complaint against the Company and its formerly owned subsidiary, CPI Development, Inc. in San Diego County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.


Commercial Petroleum Equipment filed complaint against the Company and its formerly owned subsidiary ,CPI Development, Inc. in Los Angeles County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.


NK Heating & Air Conditioning filed complaint against the Company and its formerly owned subsidiary ,CPI Development, Inc. in Los Angeles County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.

Sanborn & Sine filed complaint against the Company and its formerly owned subsidiary ,CPI Development, Inc. in Los Angeles County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.


West Coast Sand & Gravel, Inc filed complaint against the Company and its formerly owned subsidiary ,CPI Development, Inc. in Los Angeles County Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.


The Company's former Chief Executive Officer has asserted a claim against the Company alleging a breach of contract. The Company believes that it has meritorious defenses to the former officer's claims and intends to vigorously defend itself against the assertions.


The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.


NOTE O - INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $14,900,000 which expire through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $5,215,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.


Components of deferred tax assets as of September 30, 2004 are as follows:

          Non Current:
                 Net operating loss carryforward              $  5,215,000
                 Valuation allowance                            (5,215,000)
                                                              -------------
                 Net deferred tax asset                       $     0    -
                                                              =============

NOTE  P  -  LOSSES  PER  COMMON  SHARE


The following table presents the computations of basic and dilutive loss per share:

                                            2004          2003
                                        -------------  -----------
Net loss available to common
shareholders                            $(28,917,091)  $ (456,679)
                                        =============  ===========
Basic and fully diluted loss per share  $      (2.89)  $    (0.05)
                                        =============  ===========
Weighted average common shares
outstanding                               10,018,691    8,865,000
                                        =============  ===========


NOTE  Q  -  GOING  CONCERN  MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended September 30, 2004 the Company incurred a loss from continuing operations of $ 15,818,227 and during the year ended September 30, 2003 the Company generated a profit from operations of $93,316????. In addition, the Company is currently in default under the terms of certain notes payable obligations (see Note J). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.


The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.


If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.


The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its services and additional equity investment in the Company. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.