Form 10QSB
period 2004-12-31
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2005-03-31
CIK 1066923

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________


                        COMMISSION FILE NUMBER: 000-32249

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

                FLORIDA                                98-0222013
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

    3233 GRAND AVENUE, SUITE N-353
        CHINO HILLS, CALIFORNIA                        91709-1489
(Address of principal executive offices)               (Zip Code)

                                 (866) 815-3951
                           (Issuer's telephone number)

               309 E. Commercial Street, Pomona, California 91767
                  (former address if changed since last report)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2004, the issuer had 25,792,658 shares of its common stock issued and outstanding.

     Transitional  Small  Business  Disclosure Format (check one):  Yes  [ ]  No
[X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .   3
    Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .   3
    Item 2.  Management's Discussion and Analysis or Plan of Operation .  15
    Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .  27
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .  27
    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  27
    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  27
    Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .  27
    Item 4.  Submission of Matters to a Vote of Security Holders . . . .  27
    Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .  27
    Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .  27
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.  32
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.  33
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.  34
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.  35

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.


                         ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                               CONSOLIDATED BALANCE SHEET
                                       (UNAUDITED)

                                                                            December 31,
                                                                                2004
                                                                           --------------
Assets
Current Assets
  Cash                                                                            48,479
  Accounts receivable, net                                                       726,213
  Inventories                                                                    170,008
  Prepaid expenses and other current assets                                      126,013

  Total current assets                                                     --------------
                                                                               1,070,713

  Property and Equipment, net                                                    279,317

  Other assets                                                                    13,908
                                                                           --------------
  Total Assets                                                             $   1,363,938
                                                                           ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
  Accounts Payable and accrued expenses                                        1,015,062
  Due to de-consolidated entities                                              1,187,577
  Accruals on uncompleted contracts                                              101,038
  Notes Payable - related parties                                                 50,000
                                                                           --------------

  Total current liabilities                                                    2,353,677

  Notes Payable - long term                                                      122,162

Deficiency in stockholders' equity:
 Preferred Stock, $.001 par value; 10,000,000 shares authorized;
  none issued and outstanding                                                          -
 Common stock, $0.001 par value; 100,000,000 shares authorized;
   25,792,658 shares issued and outstanding                                       25,793
 Additional paid-in capital                                                   15,404,530
 Accumulated deficit                                                         (16,542,224)

                                                                           --------------
Total deficiency in stockholders equity                                       (1,111,901)

                                                                           --------------
Total liabilities and deficiency in stockholders' equity                   $   1,363,938
                                                                           ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                    Three months ended
                                                       December 31,
                                                    2004         2003
                                                ------------  -----------

Revenues, net                                   $ 1,128,842   $  411,195
Cost of Goods Sold                                  759,222      216,757
                                                ------------  -----------

Gross Profit                                        369,620      194,438

Operating expenses:

Selling, general, and administrative expenses       787,406      302,057
Depreciation and amortization                        13,300       15,000

                                                ------------  -----------
    Total operating expenses                        800,706      317,057
                                                ------------  -----------

Loss from Operations                               (431,086)    (122,619)

Other(Expenses) :
  Interest expense                                 (143,539)           -
                                                ------------  -----------


Net loss                                        $  (574,625)  $ (122,619)
                                                ============  ===========

Loss per share - basic and fully diluted        $     (0.02)  $    (0.02)
                                                ============  ===========

Basic and diluted weighted average
number of shares outstanding                     25,792,658    5,250,000
                                                ============  ===========

               The accompanying notes are an integral part of these
                        consolidated financial statements.

                          ENTECH ENVIRONMENTAL TECHNOLOGIES
                         CONSOLIDATED STATEMENT OF CASHFLOWS
                                     (UNAUDITED)


                                                         For the three months ended
                                                                December 31,
                                                           2004             2003
                                                      -------------------------------

Net (loss)                                                  (574,625)       (122,619)

Cash flows from operating activities:
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET LOSS
  TO NET CASH USED IN OPERATING ACTIVITIES:
    Depreciation and amortization                             13,300          15,000
    Amortization of discount on note payable                 122,162

CHANGES IN:
  Accounts receivable                                       (484,110)        147,337
  Inventory                                                  (77,710)         72,337
  Due to related parties                                           -          (6,485)
  Costs and estimated earnings in excess of billings          97,523               -
  Accruals on uncompleted contracts                          101,038               -
  Other assets                                               (81,586)          2,225
  A/P                                                        300,009        (212,055)
                                                      ---------------  --------------
  NET CASH USED IN OPERATING ACTIVITIES                     (583,999)       (104,260)
                                                      ---------------  --------------

Cash flows from investing activities:
  Purchase of assets                                         (15,615)              -
                                                      ---------------  --------------
  NET CASH USED IN INVESTING ACTIVITIES                      (15,615)              -
                                                      ---------------  --------------

Cash flows from financing activities:
  Proceeds from NP                                    $      490,000               -
                                                      ---------------  --------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                  490,000               -
                                                      ---------------  --------------

Net decrease in cash and cash equivalents                   (109,614)       (104,260)
Cash and cash equivalents at beginning of period             158,093         150,928
                                                      ---------------  --------------
Cash and cash equivalents at end of period            $       48,479   $      46,668
                                                      ===============  ==============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for interest              $            -   $           -
                                                      ===============  ==============

Cash paid during the period for income taxes          $            -   $      34,000
                                                      ===============  ==============

Beneficial conversion feature of convertible note     $      133,711
                                                      ===============

Value of warrants issued with convertible note        $      356,289
                                                      ===============

Amortization of Discount on Note Payable              $      490,000
                                                      ===============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                  (UNAUDITED)

NOTE  A  -  SUMMARY  OF  ACCOUNTING  POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The unaudited consolidated financial statements should be read in conjunction with the consolidated September 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Revenue  Recognition
--------------------

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

Inventories
-----------

Inventory is stated at the lower of cost, using the average cost method, or market. Components of inventories as of December 31, 2004 are as follows:

Finished goods       $170,008
                     --------
Total                $170,008
                     ========

NOTE B - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables and accrued liabilities    747,576
Payroll and related liabilities           245,791
Accrued interest payable                   21,695
                                        ---------
                                        1,015,062
                                        =========

NOTE C - NOTE PAYABLE - LONG TERM

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

At September 30, 2004, the Company had borrowed a total of $561,912 under the Note Purchase Agreement, and had calculated the discounts associated with the beneficial conversion feature of the notes and warrants issued with the notes to be $321,093 and $240,819, respectively, for a total discount of $561,912 at September 30, 2004. During the three months ended December 31, 2004, the Company borrowed an additional $490,000 under the Note Purchase Agreement for a total amount borrowed of $1,051,912. The Company calculated the fair value of the beneficial conversion feature and of the warrants issued under the $490,000 borrowed during the three months ended December 31, 2004 to be $133,711 and $356,289, respectively, for a total of $490,000. This amount is considered a discount to the note, and was charged to additional paid-in capital during the three months ended December 31, 2004. At December 31, 2004, the Company has borrowed a total of $1,051,912 pursuant to the Note Purchase Agreement, and the aggregate discounts associated with the beneficial conversion features and warrants was $1,051,912. This discount is being amortized to interest expense over the term of the note, which ends September 30, 2006. At December 31, 2004, $122,162 of this discount has been amortized, and a discount of $929,750 remains.

The principal, discount, and number of common shares issuable pursuant to warrants and the potential conversion of the amounts loaned under the Note Purchase Agreement are summarized as follows:


                                           Principal
                                         ------------
12 months ended September 30, 2004       $   561,912
3 months ended December 31, 2004             490,000
                                         ------------
Balance - December 31, 2004                1,051,912
Discount                                  (1,051,912)
Amortization of discount                     122,162
                                         ------------
Note payable - net at December 31, 2004      122,162
                                         ============

                                                 Shares
                                   Warrant    issuable upon  Total shares
                                    Shares     conversion      issuable
                                  ---------------------------------------
Balance at September 31, 2004      8,428,680     22,476,480    30,905,160
3 months ended December 31, 2004   7,350,000     19,600,000    26,950,000
                                  ---------------------------------------
Balance at December 31, 2004      15,778,680     42,076,480    57,855,160
                                  =======================================

The discount, resulting amortization to expense, and number of shares issuable under the conversion feature and the warrants will increase should the Company borrow additional funds under the Note Purchase Agreement.

NOTE  D  - STOCK OPTIONS AND WARRANTS

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

               Warrants Outstanding                     Warrants Exercisable
----------------------------------------------------  ------------------------
                                            Weighed                 Weighted
                        Weighted Average    Average                  Average
 Exercise    Number         Remaining      Exercise     Number      Exercise
  Prices   Outstanding  Contractual Life     Price    Exercisable     Price
---------  -----------       (Years)       ---------  -----------  -----------
                        -----------------
    $0.15    8,428,680               4.75  $    0.15    8,428,680  $      0.15
     0.15    7,350,000               5.00       0.15    7,350,000         0.15
     1.00    3,150,000               4.08       1.00    3,150,000         1.00
     1.10      475,375               4.08       1.10      475,375         1.10
     2.00    2,000,000               4.08       2.00    2,000,000         2.00
     2.50      400,000               2.13       2.50      400,000         2.50
     3.00      400.000               2.13       3.00      400,000         3.00
     4.00    1,000,000               4.08       4.00    1,000,000         4.00
     6.00    1,000,000               4.75       6.00    1,000,000         6.00
           -----------  -----------------  ---------  -----------  -----------
            24,204,055               4.40  $    0.92   24,204,055  $      0.92
           ===========  =================  =========  ===========  ===========

Transactions involving warrants are summarized as follows:

                                                     Weighted Average
                                   Number of Shares   Price Per Share
                                   ----------------  -----------------
Outstanding at September 30, 2003                 -  $               -
                                   ----------------  -----------------
   Granted                               16,854,055               1.25
   Exercised                                      -                  .
   Canceled or expired                            -                  -
                                   ----------------  -----------------
Outstanding at September 30, 2004        16,854,055  $            1.25

   Granted                                7,350,000               0.15
   Exercised                                      -                  .
   Canceled or expired                            -                  -
                                   ----------------  -----------------
Outstanding at September 30, 2004        24,204,055  $            0.92
                                   ================  =================

The Company did not grant any compensatory warrants to non-employees during the three months ended December 31 2004 and all previously granted warrants were fully vested at the grant date. Accordingly, no expense was charged to operations for the period ended December 31, 2004.


of common stock to Baron Partners for $2,000,000 of cash, net of costs and fees.

The weighted-average fair value of stock options granted to non-employees during The years ended September 30, 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                              2004
                                                              ----
Significant assumptions (weighted average)

  Risk-free interest rate at grant date                       3.75%

  Expected stock price volatility                              431%

  Expected dividend payout                                       0

  Expected option life-years based on contractual
    expiration dates                                             5

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

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended September 30, 2004.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

REVENUE

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003.

     As noted above, we discontinued operations of our CPI and AFFS subsidiaries effective September 30, 2004. As a result, the majority of our previous revenues and expenses are no longer included in operations. Our remaining operations now consist solely of H.B. Covey and Entech, the corporate parent. The prior period results consists of the activities of H.B. Covey only, as Entech did not exist until January 2004.

     Total net sales and revenues were at $1,128,842 for the three months ended December 31, 2004 compared to $411,195 for the prior period, an increase of $717,647 or 174 percent.

     Our gross profit for the three months ended December 31, 2004 compared to 2003 increased to $369,620 from $194,438 for the three months ended December 31, 2003. The primary reason for the increased gross profit was an increase in sales. Gross margin as a percentage of sales decreased to 33 percent in 2004 from 47 percent in 2003. Liquidity difficulties impacted our ability to efficiently purchase materials and deliver services during the quarter.

     Total sales, general, and administrative expenses ("SG&A") for the three months ended December 31, 2004 compared to 2003 increased by $483,649 to $800,706 from $317,057 in the prior period. Included within the $483,649 increase in SG&A compared to the three months ended December 31, 2003 is $186,417 increase in payroll and related costs, $139,450 in legal and accounting fees, $81,925 in professional fees and outside services, $56,164 in vehicle and related costs, and $18,266 in telephone and utility costs.

     Interest expense for the three months ended December 31, 2004 increased to $143,539 from zero in the same period of 2003. The primary component of the increase in interest expense was the amortization of the discount on notes payable of $122,162. Accrued interest payable for the three months ended December 31, 2004 was $19,394.

     For the reasons stated above, net loss from continuing operations for the three months ended December 31, 2004 increased to $574,625 from a loss of $122,619 during the three months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2004, we had a deficiency in working capital of $1,282,964. For the three months ended December 31, 2004, we had net cash flow deficit from operating activities of $583,999 consisting primarily of year to date losses of $574,625, adjusted for non cash expenses of $135,462 and changes in the components of working capital resulting in a use of cash of $144,836.

     Cash used in investing activities totaled $15,615, used for property, plant, and equipment. Cash provided by financing activities consisted of $490,000 from borrowing under a note payable agreement.

      We expect capital expenditures to be nominal for the balance of fiscal 2005. We may increase our capital expenditures during fiscal 2006. These anticipated expenditures are for continued investments in property and equipment used in our business.

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

STOCK-BASED COMPENSATION

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No.
123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company previously adopted SFAS No. 123.

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

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

          None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

          None.

ITEM  4  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          None.

ITEM  5.  OTHER  INFORMATION.

          None.

ITEM 6.  EXHIBITS.


EXHIBIT NO.                                     IDENTIFICATION OF EXHIBIT
-----------  -----------------------------------------------------------------------------------------------
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


   3.1.10**  Articles of Incorporation of YLD/Clean Fuels, Inc. filed September 18, 1995
   3.1.11**  Certificate of Amendment of Articles of Incorporation of YLD/Clean Fuels, Inc., changing the name of the corporation to Advanced Fuel Filtration, Inc., filed September 27, 1997
   3.1.12**  Articles of Incorporation of H.B. Covey, Inc., filed March 19, 1971
   3.2.1**   Bylaws of Cyber Public Relations, Inc., adopted July 5, 1998
   3.2.2**   Amended Bylaws of Cyber Public Relations, Inc. adopted February 16, 2004
   3.2.3**   Amended and Restated Bylaws of Entech Environmental Technologies, Inc., adopted April 28,
             2004
   3.2.4**   Bylaws of Point 2 Point Services, Inc.
   3.2.5**   Bylaws of Parr Sub One, Inc. , adopted December 29, 2003
   3.2.6**   Bylaws of Parr Sub Two, Inc., adopted December 29, 2003
   3.2.7**   Bylaws of Parr Sub Three, Inc., adopted December 29, 2003
   3.2.8**   Bylaws of Christie-Petersen Development, adopted September 22, 1995
   3.2.9**   Bylaws of YLD/Clean Fuels, Inc. dated October 6, 1995
   3.2.10**  Bylaws of Entech Environmental Technologies, Inc. adopted February 4, 2004
   3.2.11**  Restated Bylaws of H.B. Covey, Inc. adopted April 1, 1999
   3.3.1**   Charter of the Audit Committee of the Board of Directors of Cyber Public Relations, Inc.,
             adopted January 29, 2004
   3.3.2**   Charter of the Compensation Committee of the Board of Directors of Cyber Public Relations,
             Inc., adopted January 29, 2004
   4.1**     Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated
             January 23, 2004
   4.2**     Registration Rights Agreement with Wood Capital Associates, regarding registration of shares, dated January 23, 2004
   4.3**     Registration Rights Agreement with Patricia L. Fiorese, regarding registration of shares, dated
             January 23, 2004
   4.4**     Registration Rights Agreement with Vance Luedtke, regarding registration of shares, dated
             January 23, 2004
   4.5**     Registration Rights Agreement with Diane C. Burge, regarding registration of shares, dated
             January 23, 2004
   4.6**     Registration Rights Agreement with Clayton Chase, regarding registration of shares, dated
             January 23, 2004
   4.7**     Registration Rights Agreement with James W. Moldermaker, regarding registration of shares, dated January 23, 2004
   4.8**     Registration Rights Agreement with J. Kevin Wood, regarding registration of shares, dated
             January 23, 2004
   4.9**     Registration Rights Agreement with Thomas Sheridan, regarding registration of shares, dated
             January 23, 2004
   4.10**    Registration Rights Agreement with San Diego Torrey Hills Capital, regarding registration of shares, dated January 23, 2004
   4.11**    Registration Rights Agreement with Norman E. Clarke, regarding registration of shares, dated
             January 23, 2004
   4.12**    Registration Rights Agreement with Steven R. Green, regarding registration of shares, dated
             January 23, 2004
   10.1**    Robert K. Christie Employment Agreement, dated December 15, 2003
   10.2**    Steven D. Rosenthal Employment Agreement, dated December 15, 2003
   10.3**    Douglas L. Parker Employment Agreement, dated December 15, 2003
   10.4**    James R. Christ Employment Agreement, dated December 31, 2003
   10.5**    Stock Pledge Agreement between Robert K. Christie and Environmental Technologies, Inc. dated
             December 29, 2003
   10.6**    Stock Purchase Escrow Agreement between Barron Partners, LP, Cyber Public Relations, Inc.
             and Harbour, Smith, Harris & Merritt, P.C. dated January 21, 2004
   10.7**    Capital Stock Exchange Agreement between the Registrant and the Stockholders of
             Environmental Technologies, Inc., dated January 21, 2004
   10.8**    Stock Purchase Agreement between Environmental Technologies, Inc. and Barron Partners, LP
             dated January 14, 2004


   10.9**    Amendment to Stock Purchase Agreement between Environmental Technologies, Inc. and
             Barron Partners, LP dated January 21, 2004
   10.10**   Lease Agreement, effective October 1, 1999
   10.11**   Lease Agreement, effective September 1, 2001
   10.12**   Lease Agreement, effective November 15, 2002
   10.13**   Amendment No. 2 to Lease, effective July 31, 2003
   10.14**   First Amendment to Lease, effective September 3, 2003
   10.15**   Cyber Public Relations, Inc. A Warrant for the Purchase of Common Stock
   10.16**   Cyber Public Relations, Inc. B Warrant for the Purchase of Common Stock
   10.17**   Cyber Public Relations, Inc. C Warrant for the Purchase of Common Stock
   10.18**   Cyber Public Relations, Inc. D Warrant for the Purchase of Common Stock
   10.19**   Cyber Public Relations, Inc. E Warrant for the Purchase of Common Stock
   10.20**   Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Wood Capital
             Associates
   10.21**   Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Patricia L. Fiorese
   10.22**   Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Vance Luedtke
   10.23**   Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Diane C.\
             Burge
   10.24**   Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Clayton
             Chase
   10.25**   Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, James W.
             Moldermaker
   10.26**   Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, J. Kevin
             Wood
   10.27**   Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Thomas
             Sheridan
   10.28**   Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, San Diego
             Torrey Hills Capital
   10.29**   Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Norman
             E. Clarke
   10.30**   Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Steven R.
             Green
   10.31**   Settlement Agreement with Norman T. Reynolds, Esq., dated September 23, 2004
   10.32**   Settlement Agreement with Stonegate Securities, dated September 21, 2004
   10.33**   Settlement Agreement with Russell Bedford Stefanou Mirchandani LLP, dated September 21,
             2004
   10.34**   Settlement Agreement with Birch Advisors Ltd. dated September 30, 2004
   10.35**   Settlement Agreement with Gerald Foster dated September 30, 2004
   10.36**   Secured Convertible Note between Entech Environmental Technologies, Inc. and Barron
             Partners, L.P. dated September 30, 2004
   10.37**   Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Barron Partners, L.P.
   10.38**   Note Purchase Agreement between Environmental Technologies, Inc. and Barron Partners, LP
             dated September 30, 2004
   10.39**   Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated
             September 30, 2004
   10.40**   Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock for Barron
             Partners, LP
   10.41**   Escrow Agreement between Entech Environmental Technologies, Inc., Robert K. Christie and
             Norman T. Reynolds dated September 29, 2004
   10.42**   Warrant Cancellation from Barron Partners, L. P. dated September 30, 2004
   10.43**   Settlement Agreement with San Diego Torrey Hills Capital, Inc. dated September 1, 2004
   10.44**   Settlement Agreement with Donald G. St. Clair, CPA dated September 30, 2004
   10.45**   Termination of Investment Banking Agreement dated September 1, 2004


   31.1*     Certification of Burr Northrop, President and Chief Financial Officer of Entech Environmental
             Technologies, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the
             Sarbanes-Oxley Act of 2002.
   32.1*     Certification of Burr Northrop, President and Chief Financial Officer of Entech Environmental
             Technologies, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the
             Sarbanes-Oxley Act of 2002.

__________
*   Filed  herewith.
**  Previously  Filed

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
Dated March 30, 2005.
                                        By /s/ Burr Northrop
                                          --------------------------------------
                                          Burr Northrop, President and Chief
                                          Financial Officer