Form 10QSB
period 2005-03-31
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2005-06-23
CIK 1066923

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 000-32249

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

                FLORIDA                                     98-0222013
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     3233 GRAND AVENUE, SUITE N-353                         91709-1489
        CHINO HILLS, CALIFORNIA                             (Zip Code)
(Address of principal executive offices)

                                 (866) 815-3951
                           (Issuer's telephone number)

               309 E. Commercial Street, Pomona, California 91767
                  (former address if changed since last report)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 15, 2005, the issuer had 27,231,658 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .   1
    Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .   1
    Item 2.  Management's Discussion and Analysis or Plan of Operation .   2
    Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .   5
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .   6
    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   6
    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   6
    Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .   6
    Item 4.  Submission of Matters to a Vote of Security Holders . . . .   6
    Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .   6
    Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .   6
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

                         ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                     Unaudited
                                   March 31, 2005

                                                                             March 31,
                                                                               2005
                                                                           -------------
Assets

  Cash and cash equivalents                                                      63,070
  Accounts receivable, net                                                    1,089,986
  Inventories                                                                   185,756
  Other                                                                         136,371

                                                                           -------------
  Total current assets                                                        1,475,183

  Property and Equipment, net                                                   270,674

                                                                           -------------
Total property and equipment                                                    270,674

                                                                           -------------
  Total Assets                                                             $  1,745,857
                                                                           =============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Accounts payable and accrued expenses                                           989,814
Due to formerly owned consolidated entities                                   1,246,150
Accruals on uncompleted contracts                                               219,888
Notes Payable - related parties                                                  70,000
                                                                           -------------

  Total current liabilities                                                   2,525,852

Notes Payable - long term, net of discount                                      254,857

Deficiency in stockholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized;
  none issued and outstanding at March 31, 2005                                       -
Common stock, $0.001 par value; 100,000,000 shares authorized;
  27,231,658 shares issued and outstanding at March 31, 2005 (Note I)            27,293
Common stock cancellation receivable                                             (1,500)
Additional paid-in capital                                                   15,404,530
Accumulated deficit                                                         (16,465,175)

                                                                           -------------
Total (Deficiency in) stockholders equity                                    (1,034,852)

                                                                           -------------
Total liabilities and (deficiency in) stockholders' equity                $   1,745,857
                                                                           =============

                  The accompanying notes are an integral part of these
                      condensed consolidated financial statements.

                                      Entech Environmental Technologies, Inc.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)


                                                          Three months ended           Six months ended
                                                              March 31,                   March 31,
                                                          2005          2004          2005          2004
                                                      ------------  ------------  ------------  ------------

Revenues, net                                         $ 1,418,666   $   299,863   $ 2,547,508   $   711,057
Cost of Goods Sold                                        714,851       143,729     1,474,073       564,472
                                                      ------------  ------------  ------------  ------------

Gross Profit                                              703,815       156,134     1,073,435       146,585

Operating expenses:

Selling, general, and administrative expenses             451,310     2,247,661     1,238,716     2,535,836
Depreciation and amortization                              12,735        15,000        26,035        30,000
                                                      ------------  ------------  ------------  ------------
    Total operating expenses                              464,045     2,262,661     1,264,751     2,565,836

Other Income (expenses) :
  Other income (expense)                                        0        (3,528)            0        16,591
  Interest income (expense)                              (162,721)            0      (306,260)            0

Income (Loss) before provision for income
  taxes and discontinued operations                       239,770    (2,110,055)     (497,576)   (2,419,251)
Provision for income taxes                                      0             0             0        34,000
                                                      ------------------------------------------------------

Net income (loss) from continuing operations               77,049    (2,110,055)     (497,576)   (2,453,251)
Net income (loss) from discontinued operations                  -    (2,037,570)            -    (3,966,346)
                                                      --------------------------  --------------------------
Net income (loss)                                     $    77,049   $(4,147,625)  $  (497,576)  $(6,419,597)
                                                      ==========================  ==========================


Income (loss) per share   - basic and fully diluted   $      0.00   $     (0.30)  $     (0.02)  $     (0.46)
                                                      ============  ============  ============  ============

Income (loss)  per share - continuing operations      $      0.00   $     (0.15)  $     (0.02)  $     (0.18)
                                                      ============  ============  ============  ============

Income (loss) per share - discontinued operations          N/A      $     (0.15)       N/A      $     (0.28)
                                                      ============  ============  ============  ============

Basic and diluted weighted average
number of shares outstanding                           27,175,991    13,882,498    26,476,724    13,882,498
                                                      ============  ============  ============  ============

                            The accompanying notes are an integral part of these
                                condensed consolidated financial statements.

                                  ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                            CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS
                                             (UNAUDITED)

                                                                            For the six months ended
                                                                                    March 31,
                                                                                 2005        2004
                                                                            ------------------------
Net (loss)                                                                   $(497,576)  $ (2,453,251)

Cash flows from operating activities:
  ADJUSTMENTS TO RECONCILE NET LOSS TO
  TO NET CASH USED IN OPERATING ACTIVITIES:
    Depreciation and amortization                                              26,035        30,000
    Amortization of discount on note payable                                  254,857

CHANGES IN:
  Accounts receivable                                                        (847,883)      322,389
  Inventory                                                                   (93,458)       84,684

  Construction In Progress                                                     97,523             0
  Work In Progress                                                            219,888             0
  Other assets                                                                (78,036)      (30,312)
  Accounts Payable                                                            333,334       516,392
                                                                            -----------  -----------
NET CASH (USED IN) OPERATING ACTIVITIES                                      (585,316)   (1,530,098)
                                                                            -----------  -----------


Cash flows from investing activities:
  Purchase of assets                                                          (19,707)       (6,126)
                                                                            -----------  -----------
  NET CASH USED IN INVESTING ACTIVITIES                                       (19,707)       (6,126)
                                                                            -----------  -----------

Cash flows from financing activities:
  Proceeds from notes payable                                                 490,000     2,366,905
  Proceeds notes payable - related parties                                     20,000             0
  Principal payments on notes payable - related parties                             -       (59,900)
                                                                            -----------  -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                   510,000     2,307,005
                                                                            -----------  -----------

Net increase in cash and cash equivalents                                     (95,023)      770,781
Cash and cash equivalents at beginning of period                              158,093       150,928
                                                                            -----------  -----------
Cash and cash equivalents at end of period                                  $  63,070   $   921,709
                                                                            ===========  ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for interest                                    $       -   $   118,493
                                                                            ==========  ============

Cash paid during the period for income taxes                                $       -   $     9,669
                                                                            ==========  ============

                                                                            ----------  ------------
Beneficial conversion feature of convertible note                           $ 133,711   $         -
                                                                            ==========  ============

                                                                            ----------  ------------
Value of warrants issued with convertible note                              $ 356,289   $         -
                                                                            ==========  ============

                        The accompanying notes are an integral part of these
                            Unaudited condensed consolidated financial statements.

                    ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                MARCH 31, 2005
                                  (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and six-month periods period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The unaudited consolidated financial statements should be read in conjunction with the consolidated September 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Stock  Based  Compensation
--------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2003 and the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at March 31, 2004 and 2005.

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

Inventories
-----------

Inventory is stated at the lower of cost, using the average cost method, or market. Components of inventories as of March 31, 2005 are as follows:

Finished goods       $185,756
                     --------
Total                $185,756
                     ========

New Accounting Pronouncements
-----------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2005. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.


NOTE B - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Trade payables and accrued liabilities  $  707,637
Payroll and related liabilities            232,091
Accrued interest payable                    50,086
                                        ----------
                                        $  989,814
                                        ==========

NOTE C - NOTE PAYABLE - RELATED PARTIES

During the three months ended March 31, 2005, the Company received a loan from its President and Chief Executive Officer in the amount of $20,000. The loan bears interest at the rate of 10% per annum, and interest is payable monthly. The amount of $10,000 was paid on the note on April 13, 2005, and the remaining $10,000 was paid on May 4, 2005.

NOTE D - NOTE PAYABLE - LONG TERM

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

At September 30, 2004, the Company had borrowed a total of $561,912 under the Note Purchase Agreement, and had calculated the discounts associated with the beneficial conversion feature of the notes and warrants issued with the notes to be $321,093 and $240,819, respectively, for a total discount of $561,912 at September 30, 2004. During the six months ended March 31, 2005, The Company borrowed an additional $490,000 under the Note Purchase Agreement for a total amount borrowed of $1,051,912. The Company calculated the fair value of the beneficial conversion feature and of the warrants issued under the $490,000 borrowed during the six months ended March 31, 2005 to be $133,711 and $356,289, respectively, for a total of $490,000. This amount is considered a discount to the note, and was charged to additional paid-in capital during the six months ended March 31, 2005. At March 31, 2005, the Company has borrowed a total of $1,051,912 pursuant to the Note Purchase Agreement, and the aggregate discounts associated with the beneficial conversion features and warrants was $1,051,912. This discount is being amortized to interest expense over the term of the note, which ends September 30, 2006. At March 31, 2005, $254,857 of this discount has been amortized, and a discount of $797,055 remains.

The principal, discount, and number of common shares issuable pursuant to warrants and the potential conversion of the amounts loaned under the Note Purchase Agreement are summarized as follows:


                                           Principal
                                         ------------
12 months ended September 30, 2004       $   561,912
6 months ended March 31, 2005                490,000
                                         ------------
Balance - March 31, 2005                   1,051,912
Discount                                  (1,051,912)
Amortization of discount                     254,857
                                         ------------
Note payable - net at March 31, 2005         254,857
                                         ============

                                                 Shares
                                   Warrant    issuable upon  Total shares
                                    Shares     conversion      issuable
                                  ---------------------------------------
Balance at September 31, 2004      8,428,680     22,476,480    30,905,160
6 months ended March 31, 2005      7,350,000     19,600,000    26,950,000
                                  ---------------------------------------
Balance at March 31, 2005         15,778,680     42,076,480    57,855,160
                                  =======================================

The discount, resulting amortization to expense, and number of shares issuable under the conversion feature and the warrants will increase should the Company borrow additional funds under the Note Purchase Agreement.

NOTE E - COMMON STOCK

During the three months ended March 31, 2005, the Company issued 1,500,000 shares of common stock to a former officer and director. The Company has taken the position that these shares were not due to this individual, and the Company's management believes that these shares will be recovered. The 1,500,000 shares are shown at their par value of $1,500 as Share Cancellation Receivable on the Company's balance sheet at March 31, 2005.

NOTE F - STOCK OPTIONS AND WARRANTS

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

               Warrants Outstanding                     Warrants Exercisable
----------------------------------------------------  ------------------------
                                           Weighted                 Weighted
                        Weighted Average    Average                  Average
 Exercise    Number         Remaining      Exercise     Number      Exercise
  Prices   Outstanding  Contractual Life     Price    Exercisable     Price
---------  -----------       (Years)       ---------  -----------  -----------
                        -----------------
    $0.15    8,428,680               4.50  $    0.15    8,428,680  $      0.15
     0.15    7,350,000               4.75       0.15    7,350,000         0.15
     1.00    3,150,000               3.83       1.00    3,150,000         1.00
     1.10      475,375               3.83       1.10      475,375         1.10
     2.00    2,000,000               3.83       2.00    2,000,000         2.00
     2.50      400,000               1.88       2.50      400,000         2.50
     3.00      400.000               1.88       3.00      400,000         3.00
     4.00    1,000,000               3.83       4.00    1,000,000         4.00
     6.00    1,000,000               4.50       6.00    1,000,000         6.00
           -----------  -----------------  ---------  -----------  -----------
            24,204,055               4.28  $    0.92   24,204,055  $      0.92
           ===========  =================  =========  ===========  ===========

Transactions involving warrants are summarized as follows:

                                                     Weighted Average
                                   Number of Shares   Price Per Share
                                   ----------------  -----------------
Outstanding at September 30, 2003                 -  $               -
                                   ----------------  -----------------
   Granted                               16,854,055               1.25
   Exercised                                      -                  .
   Canceled or expired                            -                  -
                                   ----------------  -----------------
Outstanding at September 30, 2004        16,854,055  $            1.25

   Granted                                7,350,000               0.15
   Exercised                                      -                  -
   Canceled or expired                            -                  -
                                   ----------------  -----------------
Outstanding at March 31, 2005            24,204,055  $            0.92
                                   ================  =================

The Company did not grant any compensatory warrants to non-employees during the three months or six months ended March 31, 2005 and all previously granted warrants were fully vested at the grant date. Accordingly, no expense was charged to operations for the period ended March 31, 2005.

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

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

REVENUE

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

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

     Total revenues for the three months ended March 31, 2005 were $1,418,666, an increase of $1,118,803 or 373% percent compared to total revenues of $299,863 for the comparable period of the prior year. Revenue in the period increased due to successful sales and marketing efforts pointed at captive or long term customers. Construction services were introduced and multiple projects where awarded and successfully completed in the period.

     Our gross profit for the three months ended March 31, 2005 compared to 2004 increased by approximately 351% to $703,815, compared to $156,134 in the comparable period of the prior year. Gross margin as a percentage of sales decreased to approximately 50% for the three month period ending March 31, 2005 compared to approximately 52% for the comparable period of 2004. The target gross margin (as a percentage of sales) goal for the Company is 35% to 50% depending on the scope of services provided. Service activities typically perform at the top of the scale while large construction projects are bid to achieve 35% (minimum) margins. Due to the mix of services offered, management expects gross profit to average within the aforementioned range.

     Total sales, general and administrative expenses ("SG&A") for the three months ended March 31, 2005 were $451,310, a decrease of $1,796,351 or approximately 80% compared to SGA of $2,247,661 in the prior period. SG&A in the prior year included $2,094,986 of charges which the Company did not have in the current year, such as costs related to the Company's reverse merger, public relations, fund raising, integrating new acquisitions, and research and development activity. SG&A for the current period consists primarily of employee's salary and related costs of $268,882; vehicle costs of $78,614;
insurance expense of $42,962; office expenses of $37,409, and rent and facilities expense of $14,959. SG&A expense will increase slightly as the Company continues to grow. Although management is focused on increasing efficiency, additional staff, equipment and facilities will be required to support field activity.

     Interest expense for the three months ended March 31, 2005 increased to $162,721 from zero in the same period of 2004. Interest expense attributable to amortization of the beneficial conversion feature of notes payable amounted to $132,695, and accrued interest on notes payable amounted to $20,750. The Company does not expect interest expense on its current debt to change substantially over the coming twelve months; however, should the Company acquire additional debt financing then interest expense would necessarily increase.

     For the reasons stated above, the Company had a net profit from continuing operations for the three months ended March 31, 2005 of $77,049, an improvement of $2,187,104 or approximately 104% compared to a net loss from continuing operations of $2,110,055 during the three months ended March 31, 2004. During the three months ended March 31, 2004, the Company also had a net loss from discontinued operations of $2,037,570, and had no such loss during the current period. Net profit including discontinued operations was $77,049 for the three months ended March 31, 2005, compared to a net loss including discontinued operations of $4,147,625 in the prior period as a result of the factors described above.

SIX  MONTHS  ENDED  MARCH  31, 2005 COMPARED TO THE SIX  MONTHS ENDED MARCH  31,
2004

     Total revenues for the three months ended March 31, 2005 increased by 258% to $2,547,508 for the six months ended March 31, 2005 from $711,057 for the comparable period of the prior year. The increase in revenue is based largely on the implementation of additional construction services. The Company had previously focused on providing specialized fuel system maintenance. The Company successfully engaged in complete fuel system construction and increased it's maintenance client base during the period.

     Gross profit for the six months ended March 31, 2005 was $1,073,435 compared to $146,585 during the six months ended March 31, 2004, an increase of $926,850 or approximately 632%. Gross profit as a percentage of sales for the nine months ended March 31, 2005 was approximately 42%, compared to approximately 21% for the comparable period ended March 31, 2004. The target gross margin (as a percentage of sales) goal for the Company is 35% to 50% depending on the scope of services provided. Service activities typically perform at the top of the scale while large construction projects are bid to achieve 35% (minimum) margins. Due to the mix of services offered, management expects gross profit to average within the aforementioned range.

     SG&A expenses for the six months ended March 31, 2005 were $1,238,716, a decrease of $1,297,120 or approximately 51% compared to SG&A expenses of $2,535,836 for the comparable period of the prior year. SG&A in the prior year included $2,094,986 of charges which the Company did not have in the current year, such as costs related to the Company's reverse merger, public relations, fund raising, integrating new acquisitions, and research and development activity. SG&A for the current period consists primarily of employee's salary and related costs of $597,141; vehicle costs of $171,932; insurance expense of $64,724; office expenses of $76,647, and rent and facilities expense of 45,288. SG&A expense will increase slightly as the Company continues to grow. Although management is focused on increasing efficiency, additional staff, equipment and facilities will be required to support field activity.

     Interest expense, net for the six months ended March 31, 2005 increased to $497,576 compared to zero in the same period of 2004. Interest expense attributable to amortization of the beneficial conversion feature of notes payable amounted to $254,858, and accrued interest on notes payable amounted to $42,445.

     For the reasons stated above, the Company had a net loss from continuing operations of $497,576 for the six months ended March 31, 2005, compared to a net loss from continuing operations of $2,453,251 for the six months ended March 31, 2004. This represents an improvement $1,955,675 or 80% over the prior period. During the six months ended March 31, 2004, the Company also had a net loss from discontinued operations of $3,966,346, and had no such loss during the current period. Net profit including discontinued operations was $497,576 for the six months ended March 31, 2005, compared to a net loss including discontinued operations of $6,419,597 in the prior period as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2005, we had a deficiency in working capital of $(1,050,669). For the six months ended March 31, 2005, we generated a net cash flow deficit from operating activities of $(585,316) consisting primarily of year to date losses of $(497,576), adjusted for non cash expenses of $280,892 and a change in the components of working capital of (368,632). Cash used in investing activities totaled $(19,907), used for property, plant, and equipment, and note payable reductions. Cash provided by financing activities totaled $510,000consisting primarily of the net proceeds from issuance of convertible notes payable.

     We expect capital expenditures to be minimal for the next twelve months. Although the Company currently possesses adequate assets to support the targeted revenue goals, expenditures for capital equipment may be appropriate if additional business opportunities are located.

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

     The Company's independent registered certified public accountant has stated in their report included in the Company's September 30, 2004 Form 10-KSB, that the Company has suffered recurring losses from operations , and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.


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

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based equity awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the first quarter of fiscal year 2006 and thereafter.


RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

     In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the first quarter of fiscal year 2006 and thereafter.

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

     In  May  2005  the  FASB issued Statement of Financial Accounting Standards
(SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

     In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2005. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.


     The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

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

     Evaluation of Disclosure and Controls and Procedures. Burr Northrup, our Chief executive and Chief Financial Officer , has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as they existed at March
31, 2005 Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes  in  Internal  Control  over  Financial  Reporting

     As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the quarter ended March 31, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Lack  of  Adequate  Accounting  Staff

     Due to limitations in financial and management resources, the Company does not have adequate accounting staff. As a result, the Company took steps to address its understaffed Finance and Accounting team to correct this material weakness. The Company engaged an independent contractor with extensive CFO-level management and SEC reporting experience in public companies. The Company feel's this addition to the Company's Finance and Accounting team will improve the quality of future period financial reporting.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS.

     There have been no material development s in our legal proceedings reported on our Quarterly Report on Form 10-QSB for the period ended December 31, 2004, filed with the Commission on March 31, 2005.

ITEM 2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE OF PROCEEDS.

     None.

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM 4  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM 5.  OTHER  INFORMATION.

     None.

Item 6.  Exhibits.

EXHIBIT NO.                                     IDENTIFICATION OF EXHIBIT
----------                                      -------------------------
1.1**        Investment Banking Agreement with Windstone Capital Partners dated October 24, 2003
2.1**        Plan and Agreement of Triangular Merger Between Environmental Technologies, Inc., Parr Sub
             One, Inc. and Christie-Peterson Development dated December 29, 2003
2.2**        Agreement of Merger between Christie-Petersen Development and Parr Sub One, Inc. filed
             December 30, 2003
2.3**        Plan and Agreement of Triangular Merger Between  Environmental Technologies, Inc., Parr Sub
             Two, Inc. and Advanced Fuel Filtration Systems, Inc. dated December 29, 2003
2.4**        Agreement of Merger between Advanced Fuel Filtration, Inc. and Parr Sub Two, Inc. filed
             December 30, 2003
2.5**        Plan and Agreement of Triangular Merger Between Environmental Technologies, Inc., Parr Sub
             Three, Inc. and H.B. Covey, Inc. dated December 29, 2003
2.6**        Agreement of Merger between H.B. Covey, Inc. and Parr Sub Three, Inc. filed December 30,
             2003
3.1.1**      Articles of Incorporation of Cyber Public Relations, Inc., filed June 18, 1998
3.1.2**      Amended and Restated Articles of Incorporation of Cyber Public Relations, Inc., changing the name of the corporation to Entech Environmental Technologies, Inc., filed March 22, 2004
3.1.3**      Articles of Incorporation of Point 2 Point Services, Inc., filed April 5, 2001
3.1.4**      Certificate of Amendment to Articles of Incorporation of Point 2 Point Services, Inc., changing the name of the corporation to Parr Development, Inc., filed December 31, 2002
3.1.5**      Amended and Restated Articles of Incorporation of Parr Development, Inc., changing the name of the corporation to Environmental Technologies, Inc., filed November 25, 2003
3.1.6**      Articles of Incorporation of Parr Sub One, Inc. filed December 19, 2003
3.1.7**      Articles of Incorporation of Parr Sub Two, Inc. filed December 19, 2003
3.1.8**      Articles of Incorporation of Parr Sub Three, Inc. filed December 19, 2003
3.1.9**      Articles of Incorporation of Christie-Petersen Development filed September 15, 1995
3.1.10**     Articles of Incorporation of YLD/Clean Fuels, Inc. filed September 18, 1995
3.1.11**     Certificate of Amendment of Articles of Incorporation of YLD/Clean Fuels, Inc., changing the name of the corporation to Advanced Fuel Filtration, Inc., filed September 27, 1997
3.1.12**     Articles of Incorporation of H.B. Covey, Inc., filed March 19, 1971
3.2.1**      Bylaws of Cyber Public Relations, Inc., adopted July 5, 1998
3.2.2**      Amended Bylaws of Cyber Public Relations, Inc. adopted February 16, 2004
3.2.3**      Amended and Restated Bylaws of Entech Environmental Technologies, Inc., adopted April
             28, 2004
3.2.4**      Bylaws of Point 2 Point Services, Inc
3.2.5**      Bylaws of Parr Sub One, Inc. , adopted December 29, 2003
3.2.6**      Bylaws of Parr Sub Two, Inc., adopted December 29, 2003
3.2.7**      Bylaws of Parr Sub Three, Inc., adopted December 29, 2003
3.2.8**      Bylaws of Christie-Petersen Development, adopted September 22, 1995
3.2.9**      Bylaws of YLD/Clean Fuels, Inc. dated October 6, 1995
3.2.10**     Bylaws of Entech Environmental Technologies, Inc. adopted February 4, 2004
3.2.11**     Restated Bylaws of H.B. Covey, Inc. adopted April 1, 1999
3.3.1**      Charter of the Audit Committee of the Board of Directors of Cyber Public Relations, Inc.,
             adopted January 29, 2004
3.3.2**      Charter of the Compensation Committee of the Board of Directors of Cyber Public Relations,
             Inc., adopted January 29, 2004
4.1**        Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated
             January 23, 2004
4.2**        Registration Rights Agreement with Wood Capital Associates, regarding registration of shares, dated January 23, 2004


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

                                           ENTECH ENVIRONMENTAL TECHNOLOGIES,
                                           INC.


Dated June 22, 2005.                      By /s/ Burr Northrop
                                             ---------------------------
                                             Burr Northrop, President and Chief
                                             Financial Officer