Form 10QSB
period 2005-06-30
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2005-08-15
CIK 1066923

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005.

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

                   Common Stock, $0.001 par value per share
                              (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2005, the issuer had 27,809,325 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.......................................F-1

    Item 1.  Financial Statements....................................F-1 to F-11

    Item 2.  Management's Discussion and Analysis or Plan
             of Operation............................................3

    Item 3.  Controls and Procedures.................................8

PART II - OTHER INFORMATION..........................................8

    Item 1.  Legal Proceedings.......................................8

    Item 2.  Unregistered Sales of Equity Securities and
             Use of Proceeds.........................................8

    Item 3.  Defaults Upon Senior Securities.........................9

    Item 4.  Submission of Matters to a Vote of Security Holders.....9

    Item 5.  Other Information.......................................9

    Item 6.  Exhibits................................................9

SIGNATURES..........................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  June 30, 2005

                                                                              June 30,
                                                                                2005
                                                                            ------------
Assets

Cash and cash equivalents                                                   $     84,835
Accounts receivable, net of allowance of $19,710                                 977,781
Inventories                                                                      188,653
Other current assets                                                              90,094
                                                                            ------------
Total current assets                                                           1,341,363

Property and equipment, net of accumulated depreciation of $681,295              267,932
                                                                            ------------
      Total assets                                                          $  1,609,295
                                                                            ============

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY:

Accounts payable and accrued expenses (Note C)                              $  1,009,217
Due to de-consolidated entities                                                1,166,150
Notes payable - related parties (Note D)                                          50,000
                                                                            ------------
      Total current liabilities                                                2,225,367

Notes payable - long term, net of discount (Note E)                              387,470

Commitments and contingencies (Note H)

(Deficiency in) stockholders' equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized;
      none issued and outstanding at June 30, 2005                                    --
Common stock, $0.001 par value; 100,000,000 shares authorized;
      27,809,325 shares issued and outstanding at June 30,2005 (Note(F))          27,810
Common stock cancellation receivable                                              (1,500)
Additional paid-in capital                                                    15,484,013
Accumulated deficit                                                          (16,513,865)
                                                                            ------------
Total (Deficiency in) stockholders' equity                                    (1,003,542)
                                                                            ------------
Total liabilities and (deficiency in) stockholders' equity                  $  1,609,295
                                                                            ============

              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                        ENTECH ENVIRONMENTAL TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                                          Three months ended             Nine months ended
                                                              June 30,                        June 30,
                                                         2005            2004            2005            2004
                                                    ------------    ------------    ------------    ------------
Revenues, net                                       $  2,012,746    $    392,563    $  4,560,254    $  1,068,979
Cost of Goods Sold                                     1,284,264         317,709       2,758,337         745,920
                                                    ------------    ------------    ------------    ------------
Gross Profit                                             728,482          74,854       1,801,917         323,059

Operating expenses:

Selling, general, and administrative expenses            610,642       4,354,785       1,849,358       6,890,620
Depreciation and amortization                             11,434          15,000          37,469          45,000
Goodwill impairment                                                    5,906,770                       7,049,020
                                                    ------------    ------------    ------------    ------------
      Total operating expenses                           622,076      10,276,555       1,886,827      13,984,640

Income (loss) from operations                            106,406     (10,201,701)        (84,910)    (13,661,581)

Other Income (expenses) :
    Other income (expense)                                    --          21,718              --          38,308
    Interest income (expense)                           (155,096)         (1,250)       (461,356)         (1,250)
                                                    ------------    ------------    ------------    ------------
Total other income (expense)                            (155,096)         20,468        (461,356)         37,058

Income (Loss) before provision for income
   taxes and discontinued operations                     (48,690)    (10,181,233)       (546,266)    (13,624,523)
Provison for income taxes                                     --              --              --         (34,000)
                                                    ------------    ------------    ------------    ------------
Net income (loss) from continuing operations             (48,690)    (10,181,233)       (546,266)    (13,658,523)
Net income (loss) from discontinued operations                --      (9,965,074)             --     (12,890,790)
                                                    ------------    ------------    ------------    ------------
Net income (loss)                                   $    (48,690)   $(20,146,307)   $   (546,266)   $(26,549,313)
                                                    ============    ============    ============    ============

Income (loss) per share - basic and fully diluted   $      (0.00)   $      (1.44)   $      (0.02)   $      (3.22)
                                                    ============    ============    ============    ============

Income (loss) per share - continuing operations     $      (0.00)   $      (0.73)   $      (0.02)   $      (1.65)
                                                    ============    ============    ============    ============

Income (loss) per share - discontinued operations            N/A    $      (0.71)            N/A    $      (1.57)
                                                    ============    ============    ============    ============
Basic and diluted weighted average
number of shares outstanding                          27,789,728      13,943,963      26,914,392       8,254,056
                                                    ============    ============    ============    ============

              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                        ENTECH ENVIRONMENTAL TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        For the nine months ended
                                                                 June 30,
                                                           2005            2004
                                                      ------------    ------------
Cash flows from operating activities:
Net (loss)                                            $   (546,266)   $(26,549,313)
Add (deduct):
     Loss on discontinued operations                            --      12,890,790
                                                      ------------    ------------
     Loss from continuing operations                                   (13,658,523)
     Depreciation and amortization                          37,469          45,000
     Amortization of discount on note payable              387,470              --
     Goodwill impairment                                        --       7,049,020

Changes in current assets and liabilities:
   Accounts receivable                                    (662,918)        429,022
   Inventory                                               (96,355)         74,023
   Due to de-consolidated entities                              --              --
   Construction in progress                                 24,763              --
   Other assets                                            (31,759)        (38,678)
   Accounts payable                                        352,737         845,540
                                                      ------------    ------------
Net cash (used in) operating activities                   (534,859)     (5,254,596)
                                                      ------------    ------------
Cash flows from investing activities:
   Purchase of assets                                      (28,399)       (238,418)
                                                      ------------    ------------
   Net cash used in investing activities                   (28,399)       (238,418)
                                                      ------------    ------------
Cash flows from financing activities:
   Sale of common stock for cash                                --       5,356,248
   Proceeds from notes payable                             490,000              --
   Proceeds from notes payable - related parties            20,000              --
   Principal payments on NP - related parties              (20,000)             --
                                                      ------------    ------------

   Net cash provided by financing activities               490,000       5,356,248
                                                      ------------    ------------
Net increase in cash and cash equivalents                  (73,258)       (136,766)

Cash and cash equivalents at beginning of period           158,093         150,928
                                                      ------------    ------------

Cash and cash equivalents at end of period            $     84,835    $     14,162
                                                      ============    ============


              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                        ENTECH ENVIRONMENTAL TECHNOLOGIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                    UNAUDITED

                                                       For the nine months ended June 30,
                                                             2005          2004
                                                         ------------   -----------
Supplemental Disclosures of Cash Flow Information :

Cash paid during the period for interest                 $      3,045   $     1,250
                                                         ============   ===========
Cash paid during the period for income taxes             $         --   $    34,000
                                                         ============   ===========
Common stock issued to employees for services            $         --   $       500
                                                         ============   ===========
Common stock issued to consultants for services          $         --   $   376,500
                                                         ============   ===========
Acquisition of CPI:
Net liabilities assumed in excess of assets                             $ 3,238,483
                                                                        -----------
Total consideration paid - goodwill                      $         --   $ 3,238,483
                                                         ============   ===========
Acquisition of Advanced Fuel:
Net liabilities assumed in excess of assets                             $ 1,855,626
Note payable                                                            $ 1,000,000
                                                                        -----------
Total consideration paid - goodwill                      $         --   $ 2,855,626
                                                         ============   ===========
Acquisition of H.B. Covey:
Net liabilities assumed in excess of assets                             $   (45,089)
Note payable                                                            $ 1,000,000
                                                                        -----------
Total consideration paid - goodwill                      $         --   $   954,911
                                                         ============   ===========
Acquisition of Cyber:
Net liabilities assumed in excess of assets                             $       315
Note payable                                                            $    22,263
Cash paid                                                               $   275,000
                                                                        -----------
Total consideration paid - goodwill                      $         --   $   297,578
                                                         ============   ===========

                                                         ------------   -----------
Amortization of discount on note payable                 $    387,470   $        --
                                                         ============   ===========

                                                         ------------   -----------
Value of warrants issued with convertible note           $    356,289   $        --
                                                         ============   ===========

                                                         ------------   -----------
1,500,000 shares issued, expected to be returned for
cancellation (at par)                                    $      1,500   $        --
                                                         ============   ===========

                                                         ------------   -----------
189,000 shares issued for settlement of amount due
to service providers (at par)                            $        189   $        --
                                                         ============   ===========

                                                         ------------   -----------
500,000 shares issued for legal settlement               $     80,000   $        --
                                                         ============   ===========

16,667 shares issued pursuant to repricing of previous   ------------   -----------
    private placement shares sold (at par)               $         16   $        --
                                                         ============   ===========

                                                         ------------   -----------
157,500 shares issued for settlement of amount due to
service providers (at par)                               $        158   $        --
                                                         ============   ===========

              The accompanying notes are an integral part of these
             Unaudited condensed consolidated financial statements.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and nine-month periods period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

Entech Environmental Technologies, Inc. ("Entech" or the "Company"), formerly Cyber Public Relations, Inc., was formed in June, 1998 under the laws of the State of Florida. The Company provides diagnostic and maintenance services to petroleum service stations in the southwestern part of the United States of America.

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, H.B. Covey, Inc., a California corporation ("H.B. Covey"), and Environmental Technologies, Inc., a Nevada corporation. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements

Reclassification
----------------

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock  Based  Compensation
--------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2003 and the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at June 30, 2004 and 2005.

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                                           For the three                    For the nine
                                                                        months ended June 30,           months ended June 30,
                                                                        2005            2004            2005            2004
                                                                   ------------    ------------    ------------    ------------
Net loss - as reported                                             $    (48,690)   $(20,146,307)   $   (546,266)   $(26,549,313)
Add:  Total stock based employee compensation expense
        as reported under intrinsic value mathod (APB No. 25)                --              --              --              --
Deduct:  Total stock based employee compensation expense
        as reported under fair value based method (SFAS No. 123)             --              --              --              --
                                                                   ------------    ------------    ------------    ------------
Net loss - Pro forma                                               $    (48,690)   $(20,146,307)   $   (546,266)   $(26,549,313)
Net loss attributable to common stockholders - Pro forma           $    (48,690)   $(20,146,307)   $   (546,266)   $(26,549,313)
Basic and diluted loss per share - as reported                     $        (--)   $      (1.44)   $      (0.02)   $      (3.22)
                                                                   ============    ============    ============    ============
Basic and diluted loss per share - Pro forma                       $        (--)   $      (1.44)   $      (0.02)   $      (3.22)
                                                                   ------------    ------------    ------------    ------------

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION (continued)
                                  JUNE 30, 2005
                                   (UNAUDITED)

Revenue Recognition
-------------------

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

Inventories
-----------

Inventory is stated at the lower of cost, using the average cost method, or market. Components of inventories as of June 30, 2005 are as follows:

Finished goods       $ 188,653
                     ---------

                    ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION (continued)
                                JUNE 30, 2005
                                  (UNAUDITED)

New Accounting Pronouncements
-----------------------------

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

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION (continued)
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2005:


                Vehicles                 $ 586,479
                Office equipment           200,709
                Field equipment            125,955
                Office furniture            23,083
                Computer equipment          13,001
                                          --------
                                           949,227
                Accumulated depreciation  (681,295)
                                          --------
                                         $ 267,932
                                          ========

NOTE C - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2005 are as follows:

Trade payables and accrued liabilities  $  791,828
Payroll and related liabilities            153,961
Accrued interest payable                    63,428
                                        ----------
                                        $1,009,217
                                        ==========

NOTE D - NOTE PAYABLE - RELATED PARTIES

During the three months ended March 31, 2005, the Company received a loan from its President and Chief Executive Officer in the amount of $20,000. The loan bears interest at the rate of 10% per annum, and interest is payable monthly. The amount of $10,000 was paid on the note on April 13, 2005, and the remaining $10,000 was paid on May 4, 2005.

The Company also has a note payable in the amount of $50,000 to an employee. The note bears interest at the rate of 10% per annum, payable monthly. The note is payable on demand. The Company is current with interest payments due under this note.

NOTE E - NOTE PAYABLE - LONG TERM

In September 2004, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") whereby the Company would borrow a minimum of $100,000 and a maximum of $1,500,000 pursuant to a secured note or notes (the "Notes"). Noteholder has the option to convert unpaid note principal to the Company's common stock at a rate of $0.025 per share (the "Conversion Price") at any time. The Notes have a term of two years. The Notes bear interest at the rate of 8% per annum, and be secured by a first lien and security interest on all assets of the Company and its subsidiaries. The Company shall have no right to prepay the Notes. In addition, the Company will issue common stock purchase warrants to purchase 15 shares of common stock for every $1.00 of principal borrowed under the Note Purchase Agreement. (the "Note Warrants"). The Note Warrant will have an exercise price of $0.15 per share, and a term of five years.

At September 30, 2004, the Company had borrowed a total of $561,912 under the Note Purchase Agreement, and had calculated the discounts associated with the beneficial conversion feature of the notes and warrants issued with the notes to be $321,093 and $240,819, respectively, for a total discount of $561,912 at September 30, 2004. In October and November 2004, The Company borrowed an additional $490,000 under the Note Purchase Agreement for a total amount borrowed of $1,051,912. The Company calculated the fair value of the beneficial conversion feature and of the warrants issued under the $490,000 borrowed during October and November 2004 $133,711 and $356,289, respectively, for a total of $490,000. This amount is considered a discount to the note, and was charged to additional paid-in capital during the six months ended March 31, 2005. At June 30, 2005, the Company has borrowed a total of $1,051,912 pursuant to the Note Purchase Agreement, and the aggregate discounts associated with the beneficial conversion features and warrants was $1,051,912. This discount is being amortized to interest expense over the term of the note, which ends September 30, 2006. During the three months ended June 30, 2005, $132,613 of this discount was amortized to interest expense; at June 30, 2005, a total of $387,471 of this discount has been amortized, and a discount of $664,441 remains. The net book value of the Notes at June 30, 2005 is $387,471. The principal, discount, and number of common shares issuable pursuant to warrants and the potential conversion of the amounts loaned under the Note Purchase Agreement are summarized as follows:

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION (continued)
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE E - NOTE PAYABLE - LONG TERM (continued)

Notes payable balance at June 30, 2005 consists ofthe following:


                                                   June 30, 2005
                                                   -------------
Aggregate amount of notes                           $ 1,051,912

Debt discount - value attributable to
beneficial conversion feature, net of
accumulated amortization of $167,526
at June 30, 2005                                       (287,278)

Debt discount - value attributable to
warrants attached to notes, net of
accumulated amortization of $219,944
at June 30, 2005                                       (377,164)
                                                    -----------
Total                                                   387,470
Less: current portion                                        --
                                                    -----------
Notes payable - long term                           $   387,470
                                                    ===========

                                                 Shares
                                   Warrant    issuable upon  Total shares
                                    Shares     conversion      issuable
                                  ---------------------------------------
Balance at September 30, 2004      8,428,680     22,476,480    30,905,160
3 months ended December 31, 2004   7,350,000     19,600,000    26,950,000
3 months ended March 31, 2005             --             --            --
3 months ended June 30, 2005              --             --            --
                                  ---------------------------------------
Balance at June 30, 2005          15,778,680     42,076,480    57,855,160
                                  =======================================

The discount, resulting amortization to expense, and number of shares issuable under the conversion feature and the warrants will increase should the Company borrow additional funds under the Note Purchase Agreement.

NOTE F - COMMON STOCK

During the three months ended March 31, 2005, the Company issued 1,500,000 shares of common stock to a former officer and director. The Company has taken the position that these shares were not due to this individual, and the Company's management is currently in negotiations to recover these shares. The 1,500,000 shares are shown at their par value of $1,500 as Share Cancellation Receivable on the Company's balance sheet at June 30, 2005.

During the three months ended June 30, 2005, the Company recorded the issuance of 500,000 shares of common stock in settlement litigation regarding the Company's prior subsidiary AFFS. The shares were valued at their market price of $0.16, and the amount of $80,000 was recorded as a reduction in the liability to AFFS at 06.30.05.

In June 2005, the Company issued 16,667 shares of common stock to investors in an earlier sale of common stock as a goodwill restructuring of the terms of the previous sale. The Company charged the amount of $17 to additional paid-in capital.

NOTE G - STOCK OPTIONS AND WARRANTS

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION (continued)
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)
--------------------

               Warrants Outstanding                     Warrants Exercisable
----------------------------------------------------  ------------------------
                        Weighted Average   Weighted                 Weighted
                            Remaining       Average                  Average
 Exercise    Number     Contractual Life   Exercise     Number      Exercise
  Prices   Outstanding       (Years)         Price    Exercisable     Price
---------  -----------  -----------------  ---------  -----------  -----------
    $0.15    8,428,680               4.25  $    0.15    8,428,680  $      0.15
     0.15    7,350,000               4.51       0.15    7,350,000         0.15
     1.00    3,150,000               3.58       1.00    3,150,000         1.00
     1.10      475,375               3.58       1.10      475,375         1.10
     2.00    2,000,000               3.58       2.00    2,000,000         2.00
     2.50      400,000               1.63       2.50      400,000         2.50
     3.00      400,000               1.63       3.00      400,000         3.00
     4.00    1,000,000               3.58       4.00    1,000,000         4.00
     6.00    1,000,000               4.25       6.00    1,000,000         6.00
           -----------  -----------------  ---------  -----------  -----------
            24,204,055               4.03  $    0.92   24,204,055  $      0.92
           ===========  =================  =========  ===========  ===========

Transactions involving warrants are summarized as follows:

                                                     Weighted Average
                                   Number of Shares   Price Per Share
                                   ----------------  -----------------
Outstanding at September 30, 2003                 -  $               -
                                   ----------------  -----------------
   Granted                               16,854,055               1.25
   Exercised                                      -                  .
   Canceled or expired                            -                  -
                                   ----------------  -----------------
Outstanding at September 30, 2004        16,854,055  $            1.25
   Granted                                7,350,000               0.15
   Exercised                                      -                  -
   Canceled or expired                            -                  -
                                   ----------------  -----------------
Outstanding at June 30, 2005             24,204,055  $            0.92
                                   ================  =================

The Company did not grant any compensatory warrants to non-employees during the three months or nine months ended June 30, 2005 and all previously granted warrants were fully vested at the grant date. Accordingly, no expense was charged to operations for the period ended June 30, 2005.

The weighted-average fair value of stock options granted to non-employees during the periods ended June 30, 2005 and September 30, 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION (continued)
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)
--------------------

                                                    2005       2004
                                                    ----       ----
Significant assumptions (weighted average)
  Risk-free interest rate at grant date             3.75%      3.75%
  Expected stock price volatility               431% to 433%    431%
  Expected dividend payout                            0          0
  Expected option life-years based on contractual
    expiration dates                                  5          5

NOTE H - COMMITMENTS AND CONTINGENCIES

In June 8, 2005 a Federal Tax Lien was filed with the Los Angeles County Recorder's Office for unpaid taxes for the first three quarters of 2004. At June 30, 2005, the balance of the lien was $37,810.73.

NOTE  I  -  GOING  CONCERN  MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's audited financial statements for the year ended September 30, 2004 as filed on Form 10-KSB, the Company incurred a loss from continuing operations of $ 15,991,591. The Company also has a limited operating history. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The Company may require additional financing in order to successfully implement its business plan. There can be no assurance the Company will be successful in obtaining these funds on terms favorable to the Company, if at all.

If operations and cash flows continue to improve, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its services and additional equity investment in the Company. The accompanying condensedconsolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

Overview

     Entech Environmental Technologies, Inc. formerly Cyber Public Relations, Inc., was formed in June, 1998 under the laws of the State of Florida. The Company provides diagnostic and maintenance services to petroleum service stations in the southwestern part of the United States of America. We provide a variety of services to customers ranging from large corporations to retail consumers, through our wholly owned subsidiary, H.B. Covey, Inc., a 57 year old construction and maintenance company that specializes in the installation and maintenance of fueling systems. We have recently expanded our scope of services to include installation of major household appliances for major retailers. We are based in southern California and provide service primarily in California.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

REVENUE

THREE  MONTHS  ENDED JUNE 30, 2005  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2004.

     We discontinued operations of our CPI Christie-Peterson Development andAdvanced Fuel Filtration Services, Inc., subsidiaries effective September 30, 2004. As a result, the majority of our previous revenues and expenses are no longer included in operations. Our remaining operations now consist solely of H.B. Covey and Entech, the corporate parent. The prior period results consists of the activities of H.B. Covey only, as Entech did not exist until January 2004.

     Total revenues for the three months ended June 30, 2005 were $2,012,746, an increase of $1,620,183 or 413% percent compared to total revenues of $392,563 for the comparable period of the prior year. Revenue in the period increased due to successful sales and marketing efforts pointed at captive or long term customers. Construction services were introduced and multiple projects where awarded and successfully completed in the period.

     Our gross profit for the three months ended June 30, 2005 compared to three months ended June 30,2004 increased by approximately 873% to $728,482, compared to $74,854 in the comparable period of the prior year. Gross margin as a percentage of sales increased to approximately 36% for the three month period ending June 30, 2005 compared to approximately 19% for the comparable period of 2004. The target gross margin (as a percentage of sales) goal for the Company is 35% to 50% depending on the scope of services provided. Service activities typically perform at the top of the scale while large construction projects are bid to achieve 35% (minimum) margins. Due to the mix of services offered, management expects, but cannot assure gross profits to average within the aforementioned range.

     Total sales, general and administrative expenses ("SG&A") for the three months ended June 30, 2005 were $610,642, a decrease of $3,744,143 or approximately 86% compared to SG&A of $4,354,785 in the prior period. SG&A in the prior year included approximately $3,256,000 of charges to fully reserve Intercompany receivables belonging to Christie-Peterson Development and Advanced Fuel Filtration Services, Inc. SG&A for the current period consists primarily of employee's salary and related costs of $272,037; legal and accounting fees of $93,344; vehicle costs of $93,092; rent and facilities costs of $48,554; insurance expense of $39,454; and office expense of $24,546. Management anticipates that SG&A expense will increase slightly as the Company continues to grow. Although management is focused on increasing efficiency, additional staff, equipment and facilities will be required to support field activity.

     Interest expense for the three months ended June 30, 2005 increased to $155,096 from $1,250 in the same period of 2004. Interest expense attributable to amortization of the beneficial conversion feature of notes payable amounted to $132,613, and accrued interest on notes payable amounted to $20,681. The Company does not expect interest expense on its current debt to change substantially over the coming twelve months; however, should the Company acquire additional debt financing, then interest expense would necessarily increase.

     For the reasons stated above, the Company had a net loss from continuing operations for the three months ended June 30, 2005 of $48,690, an improvement of $10,132,543 or to a net loss from continuing operations of $10,181,233 during the three months ended June 30, 2004. During the three months ended June 30, 2004, the Company also had a net loss from discontinued operations of $9,965,074, and had no such loss during the current period. Net loss including discontinued operations was $48,690 for the three months ended June 30, 2005, compared to a net loss including discontinued operations of $20,146,307 in the prior period as a result of the factors described above.

NINE  MONTHS  ENDED  JUNE  30, 2005 COMPARED TO THE NINE  MONTHS ENDED JUNE  30,
2004

     Total revenues for the nine months ended June 30, 2005 increased by 327% to $4,560,254 from $1,068,979 for the comparable period of the prior year. The increase in revenue is based largely on the implementation of additional construction services. The Company had previously focused on providing specialized fuel system maintenance. The Company successfully engaged in complete fuel system construction and increased it's maintenance client base during the period.

     Gross profit for the nine months ended June 30, 2005 was $1,801,917 compared to $323,059 during the nine months ended June 30, 2004, an increase of $1,478,858 or approximately 458%. Gross profit as a percentage of sales for the nine months ended June 30, 2005 was approximately 40%, compared to approximately 30% for the comparable period ended June 30, 2004. The target gross margin (as a percentage of sales) goal for the Company is 35% to 50% depending on the scope of services provided. Service activities typically perform at the top of the scale while large construction projects are bid to achieve 35% (minimum) margins. Due to the mix of services offered, management expects gross profit to average within the aforementioned range.

     Total sales, general and administrative expenses ("SG&A") expenses for the nine months ended June 30, 2005 were $1,849,358, a decrease of $5,041,262 or approximately 73% compared to SG&A expenses of $6,890,620 for the comparable period of the prior year. SG&A in the prior year included approximately $3,256,000 of charges to fully reserve Intercompany receivables belonging to CPI and AFFS. SG&A for the current period consists primarily of employee's salary and related costs of $869,178; vehicle costs of $265,024; legal and accounting fees of $246,378; other professional fees of $107,970; insurance expense of $106,238; office expenses of $101,193, and rent and facilities expense of $93,842. Management anticipates that SG&A expense will increase slightly as the Company continues to grow. Although management is focused on increasing efficiency, additional staff, equipment and facilities will be required to support field activity.

     Interest expense, net for the nine months ended June 30, 2005 increased to $461,356 compared to $1,250 in the same period of 2004. Interest expense attributable to amortization of the beneficial conversion feature of notes payable amounted to $387,471, and accrued interest on notes payable amounted to $61,125.

     For the reasons stated above, the Company had a net loss from continuing operations of $546,266 for the nine months ended June 30, 2005, compared to a net loss from continuing operations of $13,658,523 for the nine months ended June 30, 2004. This represents an improvement $13,112,257 over the prior period. During the nine months ended June 30, 2004, the Company also had a net loss from discontinued operations of $12,890,790, and had no such loss during the current period. Net profit including discontinued operations was $546,266 for the nine months ended June 30, 2005, compared to a net loss including discontinued operations of $26,549,313 in the prior period as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2005, we had a deficiency in working capital of $(884,004). For the nine months ended June 30, 2005, we generated a net cash flow deficit from operating activities of $(534,859) consisting primarily of year to date losses of $(546,266), adjusted for non cash expenses of $424,939 and a change in the components of working capital of ($413,532). Cash used in investing activities totaled $(28,399), used for property, plant, and equipment. Cash provided by financing activities totaled $490,000 consisting primarily of the net proceeds from issuance of convertible notes payable.

     We expect capital expenditures to be minimal for the next twelve months. Although the Company currently possesses adequate assets to support the targeted revenue goals, expenditures for capital equipment may be appropriate if additional business opportunities are located. No assurances can be given that such additional business opportunities will be forthcoming.

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

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2005.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS.

     There have been no material development s in our legal proceedings reported on our Quarterly Report on Form 10-QSB for the period ended December 31, 2004, filed with the Commission on March 31, 2005, except as follows:

     In June 8, 2005 a Federal Tax Lien was filed with the Los Angeles County Recorder's Office for unpaid 941 taxes for the first three quarters of 2004. The amount of the lien was $73,523.80. The document number is #20051344901. The filing of the lien was standard protocol for the Internal Revenue Service. Prior to the lien being filed, a payment arrangement was entered into with the IRS for payments of $1,000.00 per week. In addition, the amount of the lien was offset by tax monies owned to us. Accordingly, as of July 28, 2005, the outstanding balance of the lien was $37,810.73.

     Commercial Petroleum Equipment filed complaint against the Company and its formerly owned subsidiary ,CPI Development, Inc. in Los Angeles County Superior Court. The complaint alleges a breach of contract. Commercial Petroleum Equipment has dismissed this case.

ITEM 2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE OF PROCEEDS.

     During the three months ended June 30, 2005, the Company recorded the issuance of 500,000 shares of common stock in settlement litigation regarding the Company's prior subsidiary Advanced Fuel Filtration Services, Inc.

     In June 2005, the Company issued 16,667 shares of common stock to investors in an earlier sale of common stock as a goodwill restructuring of the terms of the previous sale. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. No underwriters were involved in this transaction.

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

3.2.11**          Restated Bylaws of H.B. Covey, Inc. adopted April 1, 1999

3.3.1** Charter of the Audit Committee of the Board of Directors of Cyber Public Relations, Inc., adopted January 29, 2004

3.3.2**           Charter  of  the  Compensation   Committee  of  the  Board  of
                  Directors of Cyber Public Relations, Inc., adopted January 29, 2004

4.1**             Registration   Rights  Agreement  with  Barron  Partners,   LP
                  regarding registration of shares, dated January 23, 2004

4.2** Registration Rights Agreement with Wood Capital Associates, regarding registration of shares, dated January 23, 2004

EXHIBIT NO.                         IDENTIFICATION OF EXHIBIT
-----------                         -------------------------
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

10.2**            Steven D. Rosenthal Employment  Agreement,  dated December 15,
                  2003

10.3**            Douglas L. Parker  Employment  Agreement,  dated  December 15,
                  2003

10.4**            James R. Christ Employment Agreement, dated December 31, 2003

10.5**            Stock  Pledge   Agreement   between  Robert  K.  Christie  and
                  Environmental Technologies, Inc. dated December 29, 2003

10.6** Stock Purchase Escrow Agreement between Barron Partners, LP, Cyber Public Relations, Inc. and Harbour, Smith, Harris &Merritt, P.C. dated January 21, 2004

10.7** Capital Stock Exchange Agreement between the Registrant and the Stockholders of Environmental Technologies, Inc., dated January 21, 2004

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

10.33** Settlement Agreement with Russell Bedford Stefanou Mirchandani LLP, dated September 21, 2004

10.34**           Settlement  Agreement with Birch Advisors Ltd. dated September
                  30, 2004

10.35**           Settlement  Agreement  with Gerald Foster dated  September 30,
                  2004

10.36**           Secured   Convertible   Note  between   Entech   Environmental
                  Technologies, Inc. and Barron Partners, L.P. dated September 30, 2004

10.37** Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Barron Partners, L.P.

EXHIBIT NO.                         IDENTIFICATION OF EXHIBIT
-----------                         -------------------------
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

10.42**           Warrant  Cancellation  from  Barron  Partners,   L.  P.  dated
                  September 30, 2004

10.43**           Settlement Agreement with San Diego Torrey Hills Capital, Inc.
                  dated September 1, 2004

10.44** Settlement Agreement with Donald G. St. Clair, CPA dated September 30, 2004

10.45**           Termination of Investment Banking Agreement dated September 1,
                  2004

31.1*             Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

32.2*             Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

----------
*   Filed  herewith.
**  Previously  Filed

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ENTECH ENVIRONMENTAL TECHNOLOGIES,
                                           INC.

Dated August 15, 2005.                      By /s/ Burr Northrop
                                            ---------------------------
                                            Burr Northrop, President and Chief
                                            Financial Officer