Form 10KSB
period 2005-09-30
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2006-01-13
CIK 1066923

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: September 30, 2005

                        Commission File Number: 000-32249


                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

           Florida                                   98-0222013
 --------------------------------                -------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)

                         3233 Grand Avenue, Suite N-353
                       Chino Hills, California 91709-1489
          -------------------------------------------------------------
          (Address and telephone number of principal executive offices)

                                 (909) 623-2502
                           ---------------------------
                           (Issuer's telephone number)

          -------------------------------------------------------------
          (Former name or former address, if changed since last report)


                         Joseph I. Emas, Attorney at Law
                          `   1224 Washington Avenue
                           Miami Beach, Florida 33139
                             Telephone: 305.531.1174
            ---------------------------------------------------------
            (Name, address and telephone number of agent for service)

         Securities Registered Under Section 12(b) of the Exchange Act:

                                      None

         Securities Registered Under Section 12(g) of the Exchange Act:

                              Common Stock, $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. |X|

State issuer's revenues for its most recent fiscal year: $6,225,000

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the issuer's common stock held by non-affiliates of the registrant as of December 27, 2005 was approximately $822,000. Solely for purposes of the foregoing calculation, all of the issuer's directors and officers are deemed to be affiliates.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock, par value $.001 per share (the "Common Stock"), as of December 27, 2005, was 33,630,840.

Transitional Small Business Disclosure Format:

Yes|_| No |X|

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                              Report on Form 10-KSB
                  For the Fiscal Year Ended September 30, 2005

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.   Description of Business..........................................    1

Item 2.   Description of Property..........................................   10

Item 3.   Legal Proceedings................................................   11

Item 4.   Submission of Matters to Vote of Security Holders................   12

                                     PART II

Item 5.   Market for Common Equity, Related Stockholder Matters
          and Small Business Issuer Purchases of Equity Securities.........   13

Item 6.   Management's Discussion and Analysis or Plan of Operation........   15

Item 7.   Financial Statements.............................................   22

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.........................................   23

Item 8A.  Controls and Procedures..........................................   23

Item 8B.  Other Information................................................   23

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act................   24

Item 10.  Executive Compensation...........................................   26

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters..................................   28

Item 12.  Certain Relationships and Related Transactions...................   30

Item 13.  Exhibits.........................................................   31

Item 14   Principal Accountant Fees and Services...........................   35

Signatures ................................................................   36

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains, in addition to historical information, forward-looking statements regarding Entech Environmental Technologies, Inc. (the "Company" or "Entech"), which represent the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company's actual results of operations, some of which are beyond the Company's control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; dependence on future sales of our services; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors described under "Risk Factors" and throughout this Annual Report on Form 10-KSB. Actual results may differ materially from those projected. These forward-looking statements represent our judgment as of the date of the filing of this Annual Report on Form 10-KSB. We disclaim any intent or obligation to update these forward-looking statements

General Development of Business
-------------------------------

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

We changed our name to Entech Environmental Technologies, Inc. on March 22, 2004 to more accurately reflect the focus of our business. We provide a variety of services to customers ranging from large corporations to retail consumers, through H.B. Covey, Inc. ("HBC"), a 58 year old construction and maintenance company that specializes in the installation and maintenance of fueling systems. Beginning in October 2004, we expanded our scope of services to include installation of major household appliances for major retailers. We are based in southern California and currently provide our services primarily in California.

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

Our wholly-owned subsidiary, Environmental Technologies, Inc. a Nevada corporation located in Chino Hills, California, was formerly known as Parr Development, Inc. which was incorporated in 2001. Before the mergers of its subsidiaries described in this section, Parr Development had not engaged in any operations. Parr Development changed its name to Environmental Technologies, Inc. in 2003. We are the result of the combination of several companies:

- HBC, a California corporation incorporated in 1971 but which has been in business since 1948, a construction, diagnostic and maintenance company that specializes in the construction and maintenance of fueling systems, through which we conduct all of our current operations;

- Christie-Peterson Development, a California corporation incorporated in 1995 herein referred to as "CPI"), a provider of construction, repair, and maintenance services for petroleum service stations in California, Nevada, and Arizona, which was placed into Chapter 7 bankruptcy on September 30, 2004, and is no longer actively engaged in business; and

- Advanced Fuel Filtration Services, Inc., a California corporation incorporated in 1995 (herein referred to as "AFFS"), a provider of comprehensive environmental management solutions for the petroleum industry, with operations including fuel and chemical transportation, hazardous and non-hazardous waste disposal, emergency HAZMAT response, and underground storage tank cleaning and filtration services, which was placed into Chapter 7 bankruptcy on September 30, 2004, and is no longer actively engaged in business.

We also acquired from the stockholders of AFFS all of the issued and outstanding shares of Advanced Petroleum Transport, Inc., a California corporation. As of the date of this report, Advanced Petroleum Transport, Inc. has conducted no operations.

The mechanics of the combination of the component companies of Entech initially occurred with the reverse triangular mergers between each of Christie-Peterson, HBC and AFFS with three subsidiaries of Environmental Technologies. In each case, the stockholders of Christie-Peterson, HBC and AFFS existing before the mergers received shares of the common stock of Environmental Technologies in exchange for all of their shares in the merged companies. Following the reverse triangular mergers, Environmental Technologies had four wholly-owned subsidiaries, Christie-Peterson, HBC, AFFS, and Advanced Petroleum Transport, Inc.

On December 9, 2005, we acquired all the assets and the right to use the name of Pacific Coast Testing, a California corporation, at a price of $125,000, $75,000 payable at closing, the remainder payable over a twelve month period, subject to certain offsets.

GENERAL

H.B. COVEY, INC. Our HBC subsidiary is a 58 year old construction and maintenance company that specializes in construction and maintenance services for the retail petroleum industry, commercial and industrial users, municipal organizations, and in support of major equipment manufacturers. HBC expanded its scope of services to include installation of major household appliances for major retailers in October 2004.

HBC's business is western states oriented with the heaviest concentration of infrastructure located in California. On occasion, we will provide services in various other states in order to provide a "one stop" support capacity to a core customer or to take advantage of a target opportunity. The industry, as a whole, is fueled by a constant barrage of environmental regulations which continue to evolve and become increasingly restrictive. Traditionally, HBC has targeted select opportunities within these sectors that support the core competencies of its work force. Examples of these skill sets include:

   o  Complete fuel system installations and upgrades;

   o  Installation of monitoring and point of sale equipment;

   o  Alternative fueling systems including CNG and LNG;

   o Installation and removal of hoists, clarifiers, and underground storage tanks;

   o  Installation of soil and groundwater remediation equipment;

   o Complete maintenance and support of all major equipment and electronics supported by a 24 hour per day maintenance dispatch center; and

   o Installation of major household appliances including; hot water heaters, water softeners, garbage disposals, garage door openers, etc.

CLIENT BASE. HBC management has categorized its customer base into six categories in order to efficiently develop, maintain and maximize our opportunities. A focused approach and determination of viability is made for each potential customer. Our ideal client spends in excess of $5 million in capital and maintenance each year. It should have centralized decision-making structure and its payment terms must be timely. It is our goal to retain our "relationship based" clients and maximize the amount of opportunities and activities with those clients. Each category has differences in target services and expectation of potential revenue. The categories are guidelines and should not be considered exclusive of any opportunity not listed.

     Category I - Major Oil and Retail Companies. These companies sell fuel as their primary retail strategy; have budgeted capital expenditures on a yearly basis; have in excess of 250 locations and complementary geographic coverage; engage in yearly maintenance contracts; and rely heavily on contracted services. These companies include BP, Exxon Mobil Corporation, Chevron, Shell, Valero, Wal-Mart (Sam's Club), Sears, and Kroger.

     Category II - Large Independent and Regional Operators. Generally these companies are similar to the Category I list, however, they are smaller (less than 250 stations) and more regionally located. They have centralized decision-making structure and have a significant requirement for our services. These companies include USA Petroleum, Pilot Corporation, Giant Industries, Travel Centers of America, Tower Energy, United Oil, Quick Stop Markets Inc., Nella Oil, and Jayco.

     Category III - Industrial/Commercial. The industrial/commercial clients view their fueling operations as "a necessary evil." They do not sell fuel but rather install and maintain fueling systems to facilitate their primary revenue generating functions. They typically lack knowledgeable personnel to manage their fuel dispensing activities and rely heavily on relationships with consultants and contractors. This group represents a significant opportunity for relationship building and complete package sales. This group includes Ryder Corporation, Hertz Corporation, UPS, Overnight Transport, Yellow Freight, Roadway, Penske Leasing, Sempra Energy, and Consolidated Freight.

     Category IV - Municipal Organizations. These potential clients operate large fleets of vehicles that utilize both traditional and alternate fuel power. Although bidding opportunities are commonly open to the public, we have been able to foster longstanding relationships and extended contracts. These opportunities typically require bid and performance bonds. The size and complexity of the bid offerings coupled with the documentation and capitalization requirements create a barrier of entrance that is often daunting to our competition. Along with upgrades to traditional fueling systems mandated by legislation these customers are aggressively converting fleets to alternative fuel sources and taking advantage of substantial incentives and grant programs. This group includes the City of Los Angeles, the United States Postal Service, and the California Highway Patrol.

     Category V - Original Equipment Manufacturers and Distributors. HBC is an authorized service company for the majority of the fueling equipment in use today. We derive value from our ability to provide maintenance services during the start up of the original equipment, in the performance of preventative and warranty services, and engaging in time and material contracts with our customers, the OEM's, and the distributors. The fueling equipment that HBC is authorized to service includes, but is not limited to, equipment manufactured by Tokheim Corporation, Gilbarco, Dresser Wayne, Gas Boy, Veeder Root, API Ronan, Allied, EBW, FE Petro, EMCO, Hasstek, Healy, Incon, Red Jacket, Ruby Verifone, SSI Blue Line, and CNG.

     Category VI - Targets of Opportunity. These clients are small independent operators. They offer one-time opportunities and on-going maintenance contracts. They are typically high maintenance requiring frequent communication with senior management. There is limited opportunity for repeat business and we are constantly wary of under-capitalization issues that often lead to disputes. We are very selective in our analysis of these opportunities and typically quote work with higher contingency percentages to offset our exposure to the aforementioned risks.

FUTURE AND ON-GOING OPPORTUNITIES. Management has observed that the industry as a whole has undergone an intense period of change. Retail petroleum divisions of oil companies are redefining themselves as "retailers" as opposed to operators. More emphasis, we believe, is being placed on profitability facilitated by reductions in operating costs. The market is in a period of contraction with mergers and acquisitions occurring in hopes of creating higher margins through enhanced efficiencies and reduced competition. Non-traditional fuel retailers (Costco, Sam's Club, K-Mart, Wal-Mart, etc.) are focusing on customer retention by offering expanded services including fueling operations at their existing and new facilities.

Independent of the ongoing corporate shuffling, various oversight agencies have imposed restrictive compliance deadlines and created effective methods to monitor compliance. Legislation continues to provide substantial incentives and judicial mandates for operators to convert fleets to clean burning fuel sources. These directives have provided HBC numerous opportunities to service customers in all categories.

HBC is currently involved in major oil capital rollout programs designed to meet deadlines set by the California Air Recourse Board, South Coast Air Quality Management District, and Regional Water Quality Control Boards. The most urgent programs have various compliance deadlines ranging from December 31, 2002 through December 31, 2008. Levels of compliance vary through the various categories. However, we estimate that the industry as a whole is 60 percent to 70 percent compliant. All fuel system operators will be forced to allocate larger portions of their capital budgets to regulatory compliance. Additional funds will be allocated to programs focused on image improvement, new technology implementation, and installation of alternative fueling systems.

We anticipate that retail companies will have an increased expectation of service to develop sophisticated metrics to measure performance. It is hoped that these metrics and our commitment to service and operational excellence will differentiate us from our competitors and allow us continued growth. The technology utilized in today's fueling systems has become relatively high-tech. HBC continues to train its employees and study regulations to provide a value added approach in its sales effort.

HBC management anticipates a robust, sellers market, for the foreseeable future (one to three years). Sales in all categories will be fueled primarily by opportunities mandated by regulatory compliance. We will align ourselves with select partners (i.e., testing companies and environmental consultants) to maximize referral business. Although opportunities are expected to be plentiful, the group will be limited by our ability to employ a well-trained, highly competent, work force. Additional challenges will come in the form of capitalization and financial stability. Competition to retain qualified management and skilled craftsmen will be intense. The most successful companies will be those that are diverse enough to endure unpredictable capital cycles and provide robust employment packages to its employees.

CORPORATE OFFICES

The mailing address of our principal executive office is 3233 Grand Avenue, Suite N-353, Chino Hills, California 91709. Our telephone number is (909) 623-2502 and our fax number is (909) 865-1244. Our e-mail address is entech@onebox.com. Our operational offices are located in Chino, California.

EMPLOYEES

We currently employ 16 petroleum service technicians and support personnel, 11 consumer services technicians and support personnel, 10 construction and support personnel, and 5 management and administrative employees. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. Considered one of the fastest growing areas in the United States, the Inland Empire area of southern California, where we are located, is expected to provide a ready source of available labor to support our growth.

RISK FACTORS

THIS ANNUAL REPORT ON FORM 10-KSB INCLUDES FORWARD-LOOKING STATEMENTS ABOUT OUR BUSINESS AND RESULTS OF OPERATIONS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. SEE "FORWARD-LOOKING STATEMENTS" ABOVE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW. IN ADDITION TO THE RISK FACTORS DISCUSSED BELOW, WE ARE ALSO SUBJECT TO ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL. IF ANY OF THESE KNOWN OR UNKNOWN RISKS OR UNCERTAINTIES ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED SUBSTANTIALLY.

WE ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

As an investor, you should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably. If we cannot operate profitably, you could lose your entire investment in our securities. As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

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

WE HAVE NOT ACHIEVED PROFITABLE OPERATIONS, WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT AND WE EXPECT FUTURE LOSSES THAT MAY CAUSE OUR STOCK PRICE TO DECLINE.

We incurred net losses of approximately $1.2 million in fiscal year 2005, $28.9 million in fiscal year 2004, $457,000 in fiscal year 2003. Our expenses are currently greater than our revenues. Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins. We cannot assure you that we will achieve or maintain profitable operations in the future.

We may continue to incur losses as we spend additional capital to develop and market our services and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, the current economic weakness may limit our ability to develop and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment in our securities.

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

LACK OF INDEPENDENT DIRECTORS.

We cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders, generally, and the controlling officers, stockholders or directors.

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

SECURITIES  AND  EXCHANGE   COMMISSION  RULES  CONCERNING  SALES  OF  LOW-PRICED
SECURITIES MAY HINDER RE-SALES OF OUR COMMON STOCK.

Because our common stock has a market price that is less than five dollars per share, our common stock is not listed on an exchange or quoted on Nasdaq and is traded on the OTC Bulletin Board, our shares are referred to as "penny stocks" within the definition of that term contained in Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended. These rules impose sales practices and disclosure requirements on certain broker-dealers who engage in certain transactions involving penny stocks. These additional sales practices and disclosure requirements could impede the sale of our securities, including securities purchased herein, in the secondary market. In general, penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is volatile and you may not be able to buy or sell the stock when you want. Accordingly, the liquidity for our securities may be adversely affected, with related adverse effects on the price of our securities.

Under the penny stock regulations, a broker-dealer selling penny stocks to anyone other than an established customer or "accredited investor" (generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current quotations for the securities. A broker-dealer is additionally required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

THERE MAY BE LIMITED LIQUIDITY IN OUR COMMON STOCK AND ITS PRICE MAY BE SUBJECT TO FLUCTUATION.

There is only a limited market for our common stock, which is currently traded on the OTC Bulletin Board. We can provide no assurances that we will be able to have our common stock listed on an exchange or quoted on Nasdaq or that it will continue to be quoted on the OTC Bulletin Board. If there is no trading market for our common stock, the market price of our common stock will be materially and adversely affected.

TO DATE, WE HAVE NOT PAID ANY CASH DIVIDENDS AND NO CASH DIVIDENDS WILL BE PAID IN THE FORESEEABLE FUTURE.

We do not anticipate paying cash dividends on our common shares in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends or that even if the funds are legally available, that the dividends will be paid.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

THE TRADING PRICE OF OUR COMMON STOCK MAY DECREASE DUE TO FACTORS BEYOND OUR CONTROL.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our common stock. If our shareholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a price we deem appropriate.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease our 8,000 square foot warehouse and office space in Chino, California from Burr D. Northrop, our President. The monthly rental rate is $6,500, and the lease provides for 3% annual increases in rent beginning in August, 2007. The lease term is for five years, and expires in July, 2010. Total future payments under the lease as of September 30, 2005 total $391,400. We believe that these facilities are adequate for our current operations. However, we expect that we could locate other suitable facilities at comparable rates, should we need more space.

We lease a storage yard near our warehouse and office space in Chino. The monthly rent under the lease was $1,000 per month. This lease expired in October 2005, and we are on a month to month basis with a new monthly rent of $1,050 per month.

We lease two storage units in Los Angeles County for storing water heaters, parts and equipment that we utilize in our Consumer Services Division. These leases are on a month to month basis, and the combined monthly rent for these two units is $526 per month, or $6,312 per year.

Future payouts under the leases for the warehouse, office and storage spaces are as follows:

  Year           Amount
---------    -------------
  2006       $   79,000

  2007           78,400

  2008           80,800

  2009           83,200

  2010           71,000
             -------------
             $  392,400
             =============

ITEM 3.  LEGAL PROCEEDINGS

Entech was named as a defendant in several legal proceedings in the State of California alleging breach of contract and various fees in connection with the activities of our subsidiaries, Christie-Peterson Development, Advanced Fuel Filtration Systems, Inc., and H. B. Covey, Inc. The plaintiffs seek monetary damages. CPI and AFFS commenced Chapter 7 bankruptcy proceedings on September 30, 2004.

The proceedings described below are in various stages. While the ultimate effect of the legal actions described below cannot be predicted with certainty, we expect that the proceedings against our subsidiaries will not result in liability to us due to the ongoing bankruptcy of CPI and AFFS.

We do not expect the outcome of these matters to have a material effect on our financial condition or the results of our operations. The following lawsuits have been filed against us:

NK Heating & Air Conditioning filed complaint against the Company and its formerly owned subsidiary , CPI Development, Inc. in Los Angeles County Superior Court. The complaint alleges a breach of contract, and alleges damages of $98,000. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.

Corona Service Park, et al filed complaint against the Company in the Central District of California of the United States District Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended September 30, 2005, the shareholders of the Company elected Burr D. Northrop and Terence F. Leong to the Company's Board of Directors to hold office until the Company's Annual Meeting of Stockholders in 2006 or until their successors are duly elected and qualified; and ratified the appointment of Russell Bedford Stefanou Mirchandani LLP, as the Company's independent certified public accountant for the fiscal year ending September 30, 2005.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
------------------

Our common stock is quoted on the OTC Bulletin Board under the symbol "EEVT.OB." If we fail to stay current with our required filings under the Exchange Act, our shares will only be quoted on the "pink sheets."

The below quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Year ended 09/30/04           High             Low
----------------------    ------------    -------------
      First quarter       $  0.26         $  0.01

      Second quarter      $  3.00         $  0.26

      Third quarter       $  3.00         $  1.80

      Fourth quarter      $  1.95         $  0.16

Year ended 09/30/05           High             Low
----------------------    ------------    -------------
      First quarter       $  0.16         $  0.05

      Second quarter      $  0.10         $  0.05

      Third quarter       $  0.09         $  0.05

      Fourth quarter      $  0.08         $  0.06

At September 30, 2005, there were 28,405,825 shares of our common stock outstanding, and 4,428,536 shares of our common stock are subscribed for future issuance. Our shares of common stock are held by approximately 87 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

RECENT SALES OF UNREGISTERED SECURITIES

In October 2004, the Company entered into an agreement with an individual to settle claims against one of the Company's de-consolidated entities totaling $398,000. The Company issued 500,000 shares of Company common stock and the $398,000 was recorded as a reduction in the amount due to de-consolidated entities.

During the three months ended March 31, 2005, the Company issued 1,500,000 shares of common stock to a former officer and director and recorded compensation expense of $90,000. The shares were recorded at their market price of $.06 per share as of the date of the agreement pertaining to the issuance.

During the three months ended June 30, 2005, the Company issued 16,667 shares of common stock to investors in an earlier sale of common stock as a goodwill restructuring of the terms of the previous sale. The Company charged the amount of $17 to additional paid-in capital.

During the three months ended September 30, 2005, the Company subscribed 4,000,036 shares of common stock to investors at $.025 per share for cash, and received proceeds of $100,001. As of September 30, 2005, the shares had not been issued by the transfer agent, and the shares are recorded in the financial statements as "shares subscribed, not issued." The Company issued 800,000 shares to a related party to convert $50,000 of notes and $10,000 of interest payable when the fair market value of the stock was $.075 per share. The Company issued 200,000 shares as incentive compensation to an employee when the fair market value of the stock was $.075 and recorded $15,000 as compensation expense.

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act") and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act. All of the investors took their securities for investment purposes without a view to distribution and had access to information concerning Entech and our business prospects, as required by the Securities Act.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements that involve risks and uncertainties. See "Forward-Looking Statements."

OVERVIEW

Our HBC subsidiary is a 58 year old construction and maintenance company that specializes in construction and maintenance services for the retail petroleum industry, commercial and industrial users, municipal organizations, and in support of major equipment manufacturers. HBC expanded its scope of services to include installation of major household appliances for major retailers in October 2004.

HBC's business is western states oriented with the heaviest concentration of infrastructure located in California. On occasion, we will provide services in various other states in order to provide a "one stop" support capacity to a core customer or to take advantage of a target opportunity. The industry, as a whole, is fueled by a constant barrage of environmental regulations which continue to evolve and become increasingly restrictive. Traditionally, HBC has targeted select opportunities within these sectors that support the core competencies of its work force. Examples of these skill sets include:

   o  Complete fuel system installations and upgrades;

   o  Installation of monitoring and point of sale equipment;

   o  Alternative fueling systems including CNG and LNG;

   o Installation and removal of hoists, clarifiers, and underground storage tanks;

   o  Installation of soil and groundwater remediation equipment;

   o Complete maintenance and support of all major equipment and electronics supported by a 24 hour per day maintenance dispatch center; and

   o Installation of major household appliances including; hot water heaters, water softeners, garbage disposals, garage door openers, etc.

HBC is generally divided into three divisions: Construction, Maintenance, and Consumer Services. We are currently developing a fourth division that will provide a variety of testing services. We will bolster the testing division client list by marketing testing services to our existing construction and maintenance customers, and will capitalize on marketing opportunities for our construction and maintenance divisions afforded by the existing testing division customers. The diversity of the four divisions provides stability and diversification, yet focuses on basic core competencies.

ACCOUNTING POLICIES INVOLVING MANAGEMENT ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our senior management has discussed the development and selection of the critical accounting estimates, and related disclosures, with the Audit Committee of our Board of Directors.

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended September 30, 2005 includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our critical accounting policies are as follows:

REVENUE RECOGNITION. The Company recognizes revenues from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period.

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

The SEC's Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 104.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We also maintain an allowance for doubtful accounts for potential uncollectible accounts receivable arising from our customers' inability to make required payments. Our estimate is determined by analyzing historical bad debts, customer payment history and patterns, customer creditworthiness, and economic, political or regulatory factors affecting the customer's ability to make the required payments.

INVENTORIES AND RELATED ALLOWANCES. Net inventories are valued at the lower of the first-in, first-out, or FIFO, cost or market value and have been reduced by an allowance for excess, obsolete and potential scrap inventories. The estimated allowance for excess and obsolete inventories is based on inventories on hand compared to estimated future usage and sales and assumptions about the likelihood of scrap or obsolescence.

RECENT DEVELOPMENTS

As previously stated, in December 2005, Entech/HBC entered into discussions with Pacific Coast Testing ("PCT") regarding the acquisition of its assets. PCT is a regional company operating in Southern California that specializes in testing and certifying the integrity of underground tank and line systems. Pursuant to the discussions, the companies entered into a definitive agreement and PCT is currently being integrated into HBC's operations. The testing capabilities will compliment the existing services offered by HBC and provide additional synergies and opportunities to the group.

RESULTS OF CONTINUING OPERATIONS

Years ended September 30, 2005 and 2004
---------------------------------------

REVENUE

Revenues totaled $6.2 million for 2005, an increase of $4.5 million over 2004 when revenues totaled $1.7 million. During 2005, we recognized $2.6 million in revenue from construction services, $2.5 million from maintenance services, and $1.1 million from consumer services. We had more construction and maintenance contracts in 2005 than 2004, accounting for $3.4 of the increase in revenues. We entered into the contract with a major home product retailer to install hot water heaters in October 2004, and we recognized $1.1 million in revenue under this contract in 2005, accounting for the remaining $1.1 million of the increase in revenues.

The increase in construction and maintenance revenues is attributed to management's focus on organic growth within these sectors. The team continued to maximize opportunities afforded by its current customer base and was successful in winning and completing other lucrative contracts.

COST OF GOODS SOLD

Cost of goods sold totaled $3.6 million for 2005, an increase of $2.3 million over 2004 when costs of goods sold totaled $1.3 million. Our gross margin in 2005 was 42.1% compared to 23.1% in 2004. Cost of sales increased as a function of increased sales, and our gross margin improved due to proficient management, controlled overhead expenses and improved purchasing power.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses totaled $2.8 million for 2005, a decrease of $3.2 million from 2004 when selling, general and administrative expenses totaled $6.0 million. Decreases and increases in components of selling, general and administrative expense are discussed below.

In 2004, we recorded $1.3 million in expenses related to resolving issues with the reorganization, and we recorded only $150,000 of expense related to the reorganization in 2005. In 2004, we recorded $534,000 in organizational expenses related to the reorganization, and we did not incur these expenses in 2005. Our bad debt expense decreased by $584,000 from 2004 to 2005, when we had unusually high collectibility exposure related to our receivables. Our use of consultants decreased significantly after the reorganization, and consulting expense decreased by $456,000 from 2004 to 2005. We recorded a $430,000 inventory reserve in 2004, and had no such expense in 2005. As a result of the reorganization and stream-lining of our operations, our general office type expenses decreased by $340,000 from 2004 to 2005.

Our expenses related to the truck fleet increased by $65,000 in 2005 over 2004, and this was primarily the result of higher fuel costs and repair and maintenance costs of the aging vehicles. Our employee related costs increased by $57,000 in 2005 over 2004, and this was primarily the result of us having more employees on board, and fewer consultants as noted above. Our phone related expenses increased by $47,000 in 2005 over 2004, and this was primarily related to our increased reliance on cell phones. Our general liability and auto insurance premiums increased during 2005, resulting in an increase in insurance expense of $31,000 in 2005 over 2004. Our rent expense increased by $28,000 in 2005 over 2004, primarily because we rented additional storage space to store hot water heaters and other plumbing parts and fixtures that we utilize in the Consumer Services Division.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for 2005 totaled $59,000, an increase of $10,000 over 2004 when depreciation and amortization expense totaled $49,000. The increase is due to higher depreciable asset balances throughout the majority of the year ended September 30, 2005.

GOODWILL IMPAIRMENT

During 2004, we wrote-off the goodwill recorded in its acquisitions of AFFS and CPI in the aggregate amount of $7.0 million. There was no such write-off during 2005.

WRITE-OFF RECEIVABLES FROM DISCONTINUED OPERATIONS

During 2004, we wrote-off $3.3 million of receivables from its discontinued operations. There was no such write-off in the current fiscal year.

INTEREST EXPENSE

Interest expense for 2005 totaled $1.0 million, and includes amortization of the note discount of $526,000 on the convertible notes payable issued to Barron, liquidated damages of $371,000 related to our failure to file a registration statement to register the common shares underlying the convertible notes payable and warrants issued to Barron, and the remainder represents "regular" interest on our outstanding obligations. Interest expense was minimal last year because we did not issue the notes and warrants to Barron until September 30, 2004.

LOSS FROM CONTINUING OPERATIONS

For the reasons stated above, the loss from continuing operations for 2005 totaled $1.2 million, an improvement of $14.8 million over 2004 when the loss from continuing operations was $16.0 million.

RESULTS OF DISCONTINUED OPERATIONS

As discussed in Item 1 - Business, two former subsidiaries filed for bankruptcy in 2004. The assets and liabilities of these entities were conveyed to the bankruptcy trustees in early 2005, and we did not record any activity for discontinued operations in 2005. We recorded a loss from discontinued operations of $12.9 million for 2004 related to the de-consolidated entities discussed in
Item 1 - Business.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended September 30, 2005, we incurred a net operating loss of $1.2 million, we used cash in operating activities of $588,000; we purchased property and equipment totaling $44,000, and we raised $591,000 through the issuance of convertible notes payable and the subscription to purchase of common stock. We financed our operations primarily through the use of these proceeds.

At September 30, 2005, we have negative working capital of $1.4 million, and we owe Barron $1.1 million that is due September 30, 2006. We have not filed a registration statement to register the shares underlying the convertible notes payable, and will continue to incur liquidated damages at the rate of 36% per year on the outstanding balance of the notes payable until such registration statement is effective.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2004, FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2005 and thereafter.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements ("SFAS 154"). This Statement replaces APB Opinion No. 20 and FASB Statement No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Other significant recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants, and the SEC may be discussed elsewhere in these notes to the consolidated financial statements. In the opinion of management, significant recent accounting pronouncements did not or will not have a material effect on the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB immediately following the signature page, beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A   CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d- 14(c) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Effective on October 25, 2005, the Company dismissed Russell Bedford Stefanou Mirchandani, LLP ("RBSM") by declining to renew the engagement of RBSM as the independent accountant engaged to audit the financial statements of the Company and engaged Mendoza Berger & Co., LLP as its new independent registered public accounting firm for fiscal year ending September 30, 2005.

While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B  OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table and information sets forth the name, age, and position of each executive officer and director who have served during the fiscal year ended September 30, 2005 and the term of office of each director of the Company.

        Name             Age               Position
-------------------     ------    --------------------------------------------

 Burr D. Northrop        42        President/Principal Financial Officer/
                                   Principal Accounting Officer/Chairman of the Board of Directors

 Terence F. Leong        40        Director

Directors of the Company hold their offices until the next annual meeting of the Company's shareholders until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death. The Board of Directors met three times in fiscal 2005. The officers of the Company are elected by the Board of Directors to serve until their successors are elected and qualified.

BURR D. NORTHROP. Burr D. Northrop managed compliance programs and fuel system renovations at Connor Environmental from March 1990 until June 1993. He served as president of Kaliber Construction and Engineering from June 1992 until June 1994, where he undertook soil and groundwater remediation projects. From 1992 until the present, he has served as vice president, secretary, treasurer, and president of H.B. Covey, Inc., our wholly-owned subsidiary. He was elected as our president on September 28, 2004.

TERENCE F. LEONG. Terence F. Leong, since 1996, has been the owner of Walker Street Associates, a management consulting firm. Mr. Leong started assisting the Company in August, 2004 by preparing a comprehensive review of the Company, its management and its operations. Mr. Leong joined the Board of Directors in September, 2004. He assists the Company on its capital requirements, strategic and operational management of its current and future operations.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file certain reports with the SEC regarding ownership of, and transactions in, our securities. Such officers, directors and 10% shareholders are also required by the SEC to furnish us with all Section 16(a) forms that they file.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended September 30, 2005, beneficial owners complied with
Section 16(a) filing requirements applicable to them, except that our executives are in the process of completing the appropriate forms but have not filed such forms for fiscal year ended September 30, 2005.

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

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was filed as Exhibit 14.1 to the Annual Report on Form 10-KSB for September 30, 2004.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 3233 Grand Avenue, Suite N-353, Chino Hills, California 91709.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the most recent fiscal year) for services rendered in all capacities to Entech Environmental Technologies, Inc. and our subsidiaries for the fiscal years ended September 30, 2005, September 30, 2004, and December 31, 2003. No other officer had compensation of $100,000 or more for 2005, 2004, and 2003.


                                                             Summary Compensation Table
----------------------------------------------------------------------------------------------------------------------------------
                                             Annual compensation                              Long term compensation
                                  -----------------------------------------  -----------------------------------------------------
                                                                                                   Awards                Payouts
                                                                                             ----------------------  -------------
                                                                                             Securities
                                                              Other annual    Restricted     underlying    LTIP       All other
   Name and principal     Year        Salary        Bonus     compensation    stock awards   options       payouts   compensation
        position                       ($)           ($)           ($)            ($)         / SARs         ($)          ($)
----------------------   ------   --------------  ----------  -------------  --------------  ----------  ----------  -------------

Burr D. Northrop (1)      2005        150,007        70,000           --               --           --          --      17,568
                          2004        147,598            --           --          480,000           --          --      12,000
                          2003             --            --           --               --           --          --          --

Kenneth Green (2)         2005        119,998            --           --           15,000           --          --       6,300
                          2004         73,847            --           --               --           --          --          --
                          2003             --            --           --               --           --          --          --

Douglas L. Parker (3)     2004        161,122            --           --               --           --          --      10,000
                          2003             --            --           --               --           --          --          --


(1) Mr. Northrop served as co-president with Mr. Parker until September 28, 2004, at which time Mr. Northrop became president. Annual compensation includes salary paid to Mr. Northrop. Restricted stock awards include 3,000,000 shares of our restricted common stock. All other compensation includes a car allowance and health insurance reimbursements. We recorded a bonus to Mr. Northrop of $70,000 for 2005, none of which has been paid as of the date of this report.

(2) Mr. Green serves as a vice president. Annual compensation includes salary paid to Mr. Green. Restricted stock awards include 200,000 shares of our restricted common stock. All other compensation consists of a car allowance.

(3) Mr. Parker served as co-president with Mr. Northrop until September 28, 2004. Annual Compensation includes salary paid to Mr. Parker. All other compensation includes a car allowance and health insurance reimbursements.

EMPLOYMENT   AGREEMENTS,   TERMINATION  OF  EMPLOYMENT   AND   CHANGE-IN-CONTROL
ARRANGEMENT

There are no current employment agreements between the named executive officers in the table above and us. In August, 2005, we executed an employment agreement with Kenneth Green, our newly appointed Vice President. The employment agreement with Kenneth Green has a term of three years, with an initial salary of $120,000 per year. In addition, Mr., Green was awarded an initial payment of 200,000 restricted shares of our common stock. There are no changes of control arrangements, either by means of a compensatory plan, agreement, or otherwise, involving our current or former executive officers. Our former chairman and chief executive officer, Steven Rosenthal did not agree to the termination of his employment agreement with us. As of the date of this report, we are disputing Mr. Rosenthal's claim that our obligations to him under the employment contract are still in force and effect. No litigation has been filed with respect to Mr. Rosenthal at this time.

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

OPTIONS AND STOCK APPRECIATION RIGHTS GRANT TABLE

There were no grants of stock options to the Named Executive Officers during the fiscal year ended September 30, 2005.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

We did not have any outstanding stock options or stock appreciation rights at end the fiscal year ended September 30, 2005.

LONG-TERM INCENTIVE PLAN AWARDS TABLE

We do not have any Long-Term Incentive Plans.

COMPENSATION OF DIRECTORS

During 2005, we did not compensate any of our directors for their services as board members.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

The Florida Business Corporation Act (the "Florida Act") permits a Florida corporation to indemnify a present or former director or officer of the corporation (and certain other persons serving at the request of the corporation in related capacities) for liabilities, including legal expenses, arising by reason of service in such capacity if such person shall have acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and in any criminal proceeding if such person had no reasonable cause to believe his conduct was unlawful. However, in the case of actions brought by or in the right of the corporation, no indemnification may be made with respect to any matter as to which such director or officer shall have been adjudged liable, except in certain limited circumstances. The Company's Articles of Incorporation provide that the Company shall indemnify directors and executive officers to the fullest extent now or hereafter permitted by the Florida Act. The indemnification provided by the Florida Act and the Company's Articles of Incorporation is not exclusive of any other rights to which a director or officer may be entitled. The general effect of the foregoing provisions may be to reduce the circumstances which an officer or director may be required to bear the economic burden of the foregoing liabilities and expense. It is possible that we will be required to pay certain judgments, fines and expenses incurred by an officer or director, including reasonable attorneys fees, as a result of actions or proceedings in which such officers and directors are involved by reason of being or having been an officer or director provided that said officers or directors acted in good faith.

The Company may also purchase and maintain insurance for the benefit of any director or officer that may cover claims for which we could not indemnify such person.

DISCLOSURE OF SECURITIES AND EXCHANGE COMMISSION POSITION ON INDEMNIFICATION FOR SECURITIES ACT LIABILITIES

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities (other than the payment of expenses incurred or paid by a director, officer or controlling person of Intelligent Business Systems Group, Inc. in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 27, 2005, information concerning ownership of our securities by:

   -  Each  person  who  owns   beneficially  more  than  five  percent  of  the
      outstanding shares of our common stock;

   -  Each director;

   -  Each named executive officer; and

   -  All directors and officers as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

                                             Shares beneficially owned (2)
                                            -------------------------------
    Name of beneficial owner (1)               Number             Percent
-----------------------------------------   -------------       -----------

Burr D. Northrop                              4,283,524             12.7%
Kenneth Green                                 1,000,000              3.0%
Terence F. Leong                                950,000              2.8%

All directors and executive officers
  as a group (three persons)                  6,233,524             18.5%

Robert K. Christie (3)                        5,583,333             16.6%
Horizon Capital Investors LP (4)              2,085,000              6.2%
Douglas L. Parker                             1,753,265              5.2%
William Greene                                1,750,000              5.2%

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Entech Environmental Technologies, Inc. 3233 Grand Avenue, Suite N-353, Chino Hills, CA, 91709. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he or she beneficially owns.

(2) Beneficialownership is determined in accordance with the rules of the Securities and Exchange Commission. As of December 26, 2005, there were issued and outstanding 34,034,361 shares of our common stock.

(3) Mr. Christie is a former officer and director, and we may be obligated to issue him an additional 1,000,000 shares pursuant to an agreement we reached with him in September 2004. We are disputing the issuance of the additional shares, and have recorded a liability on the balance sheet as of September 30, 2005 related to the potential issuance.

(4) These shares were acquired on December 17, 2004 from Barron Partners LP in a private transaction.

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Entech Environmental Technologies, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease our 8,000 square foot warehouse and office space in Chino, California from Burr D. Northrop, our President. The monthly rental rate is $6,500, and the lease provides for 3% annual increases in rent beginning in August, 2007. The lease term is for five years, and expires in July, 2010. Total future payments under the lease as of September 30, 2005 total $391,400.

We have an outstanding note payable of $146,000 to Burr D. Northrop at September 30, 2005. The Company issued the note in August 2005 as payment for tenant improvements to the leased facility. As noted above, Mr. Northrop is the landlord of the leased facility. The note bears interest at 8%, and provides for monthly payments of $3,041 through July 2010.

We converted a $50,000 note payable and $10,000 of interest payable to Kenneth Green into common stock through the issuance of 800,000 shares of common stock in August 2005.

We entered into a note purchase agreement with Barron Partners LP in September 2004, and have borrowed a total of $1.1 million under this agreement through September 30, 2005. The notes issued pursuant to the agreement are convertible into 42.5 million shares at September 30, 2005. We also issued warrants to purchase 15.9 million shares at $0.15 per share.

In 2005, we paid Terence Leong, a board member, or his company an aggregate of $46,000 for consulting services provided to the Company.

Except as noted above, no related party had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

   o  Any of our directors or officers;

   o  Any person proposed as a nominee for election as a director;

   o Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

   o  Any of our promoters;

   o Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13. EXHIBITS.

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

10.42**      Warrant  Cancellation  from Barron Partners,  L. P. dated September
             30, 2004

10.43** Settlement Agreement with San Diego Torrey Hills Capital, Inc. dated September 1, 2004

10.44** Settlement Agreement with Donald G. St. Clair, CPA dated September 30, 2004

10.45**      Termination of Investment Banking Agreement dated September 1, 2004

21.*         Subsidiaries

23.1*        Consent of Independent Auditors

23.2*        Consent of Independent Auditors

31.1*        Certification  of Chief  Executive  Officer  pursuant  to 18 U.S.C.
             Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

31.2*        Certification  of  Principal   Financial  and  Accounting   Officer
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

32.2*        Certification  of Chief  Executive  Officer  pursuant  to 18 U.S.C.
             Sec.1350, as adopted pursuant to .906 of the Sarbanes-Oxley Act of 2002.

32.2*        Certification  of  Principal   Financial  and  Accounting   Officer
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to .906 of the Sarbanes-Oxley Act of 2002.

----------
*   Filed  herewith.
**  Previously  Filed

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended 2005:
----------------

AUDIT FEES

The aggregate fees billed by Russell Bedford Stefanou Mirchandani LP ("RBSM") for professional services rendered for the audit of our annual financial statements for 2005 were minimal prior to being replaced by Mendoza Berger & Company, LLP ("Mendoza").

As of September 30, 2005, Mendoza had not billed us for any services related to the audit of our annual financial statements for 2005. Through the date of this report, Mendoza had billed us approximately $8,000. We have an engagement letter with Mendoza for the 2005 audit that provides for estimated audit fees ranging from $20,000 to $25,000.

AUDIT-RELATED FEES

The aggregate fees billed by RBSM for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for 2005 were $0.

ALL OTHER FEES

There were no other fees billed by RBSM for professional services rendered, other than as stated under the captions Audit Fees and Audit-Related Fees for 2005.

Year ended 2004:

AUDIT FEES

The aggregate fees billed by RBSM for professional services rendered for the audit of our annual financial statements for 2004 were $28,000.

AUDIT-RELATED FEES

The aggregate fees billed by RBSM for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for 2004 were $0.

ALL OTHER FEES

There were no other fees billed by RBSM for professional services rendered, other than as stated under the captions Audit Fees and Audit-Related Fees for 2004.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended September 30, 2005 by RBSM is compatible with maintaining RBSM's independence. Our Board of Directors considers that the work done for us related to the audit for the year ended September 30, 2005 by Mendoza is compatible with maintaining Mendoza's independence.

AUDITOR'S TIME ON TASK

All of the work expended by RBSM and Mendoza on our September 30, 2005 audit was attributed to work performed by their full-time, permanent employees.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.

     Signature                    Title                              Date

/s/ Burr D. Northrop    Chief Executive Officer and Director   January 13, 2006
--------------------
Burr D. Northrop

/s/ R. B. Lassetter     Principal Accounting Officer           January 13, 2006
--------------------
R. B. Lassetter

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                    Title                              Date

/s/ Burr D. Northrop    Chief Executive Officer and Director   January 13, 2006
--------------------
Burr D. Northrop

/s/ Terence F. Leong    Director                               January 13, 2006
--------------------
Terence F. Leong

                     Entech Environmental Technologies, Inc.

                          INDEX TO FINANCIAL STATEMENTS

Reports of Independent  Registered Certified Public Accounting Firm
on Financial Statements..................................................... F-1

Consolidated Balance Sheet as of September 30, 2005......................... F-3

Consolidated Statements of Operations for the years ended September 30,
2005 and 2004............................................................... F-4

Consolidated  Statements  of Deficiency  in  Stockholders'  Equity for
the years ended September 30, 2005 and 2004................................. F-5

Consolidated Statements of Cash Flows for the years ended September 30,
2005 and 2004............................................................... F-6

Notes to Consolidated Financial Statements.................................. F-7

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Entech Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Entech Environmental Technologies, Inc. (Company) and subsidiaries as of September 30, 2005, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Entech Environmental Technologies, Inc. as of September 30, 2004 were audited by another auditor, whose report dated March 11, 2005 on those statements included an explanatory paragraph describing conditions that raised substantial doubt as to the Company's ability to continue as a going concern as discussed in Note Q to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entech Environmental Technologies, Inc. and subsidiaries as of September 30, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 1, the Company has incurred significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP


Irvine, California
January 13, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Entech Environmental Technologies, Inc.

We have audited the accompanying consolidated statements of operations , stockholders' deficiency and cash flows for the year ending September 30, 2004 of Entech Environmental Technologies, Inc (the " Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Entech Environmental Technologies, Inc. for the year September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 1, the Company has incurred significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP


March 11, 2005
New York, New York

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005

ASSETS

Current assets:
Cash                                                              $     113,153
Accounts receivable, net allowance for doubtful accounts
  totaling $72,242                                                    1,095,237
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                  19,652
Inventories, net of reserve for excess and obsolete parts
  totaling $388,034                                                     198,490
Prepaid expenses and other                                               32,186
                                                                  -------------
Total current assets
                                                                      1,458,718

Property and equipment, net                                             411,836

Other assets                                                             35,420
                                                                  -------------
Total assets                                                      $   1,905,974
                                                                  =============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable                                                  $     696,477
Accrued interest and other                                              541,369
Accrued payroll                                                         181,331
Billings in excess of costs and estimated earnings on
  uncompleted contracts                                                  92,625
Due to de-consolidated entities                                         813,025
Current portion of notes payable, net of discount
  totaling $536,333                                                     525,679

Current portion of note payable - related party                          25,756
                                                                  -------------
Total current liabilities
                                                                      2,876,262

Note payable - related party, net of current portion                    120,147

Commitments and contingencies                                                --

Deficiency in stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares
  authorized; none issued and outstanding                                    --

Common stock, $0.001 par value; 100,000,000 shares authorized;
  28,405,825 shares issued and outstanding                               28,406
Additional paid-in capital                                           15,943,420
Common stock subscribed, 4,228,536 shares                               136,598
Accumulated deficit                                                 (17,198,859)
                                                                  --------------
Total deficiency in stockholders' equity
                                                                     (1,090,435)
                                                                  --------------

Total liabilities and deficiency in stockholders' equity          $   1,905,974
                                                                  ==============

        See accompanying notes to the consolidated financial statements.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the years ended September
                                                               30,
                                                -------------------------------
                                                     2005              2004
                                                --------------   --------------

Revenues, net                                   $    6,225,031   $    1,703,148
Cost of goods sold                                   3,602,453        1,310,090
                                                --------------   --------------
Gross profit                                         2,622,578          393,058

Operating expenses:
Selling, general, and administrative
  expenses                                           2,784,802        6,025,401
Depreciation and amortization                           58,794           48,876
Goodwill impairment                                         --        7,049,020
Write-off receivables from discontinued
  operations                                                --        3,256,068
                                                --------------   --------------
      Total operating expenses                       2,843,596       16,379,365

                                                --------------   --------------
Loss from operations                                  (221,018)     (15,986,307)

Interest expense                                    (1,010,242)          (5,284)
                                                --------------   --------------
Loss before provision for income taxes
  and discontinued operations                       (1,231,260)     (15,991,591)

Provision for income taxes                                  --               --
                                                --------------   --------------
Loss from continuing operations                     (1,231,260)     (15,991,591)

Loss from discontinued operations                           --      (12,925,500)
                                                --------------   --------------
Net loss                                        $   (1,231,260)  $  (28,917,091)
                                                ==============   ==============

Net loss per share - basic and fully diluted    $        (0.05)  $        (2.89)
                                                ==============   ==============

Net loss per share - continuing operations      $        (0.05)  $        (1.60)
                                                ==============   ==============

Net loss per share - discontinued operations    $           --   $        (1.29)
                                                ==============   ==============
Basic and diluted weighted average
  number of shares outstanding                      24,154,031       10,018,691
                                                ==============   ==============


        See accompanying notes to the consolidated financial statements.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                 STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2005

                                                                                                                       Deficiency
                                                          Common Stock         Additional   Common Stock                   In
                                                    ------------------------    Paid In     Subscribed,  Accumulated   Stockholders'
                                                      Shares       Amount       Capital     Not issued     Deficit       Equity
                                                    -----------  -----------  ------------  -----------  ------------  ------------

Balances at September 30, 2003                               --  $        --  $    710,345  $        --  $   (477,818) $    232,527
Shares of Cyber public held by existing
     stockholders                                     2,199,000        2,199        (2,199)          --            --            --
Shares retained in connection with merger
     with Cyber Public                                  315,000          315          (315)          --            --            --
Shares canceled in connection with merger
     with Entech                                     (2,199,000)      (2,199)        2,199           --            --            --
Shares issued to stockholders in exchange
     for Entech shares                                8,550,000        8,550     5,006,231           --            --     5,014,781
Shares issued to employees at $0.001 per share          500,000          500            --           --            --           500
Shares issued for investment and legal services
     at $0.001 per share                              1,000,000        1,000            --           --            --         1,000
Shares sold  to investors at $1.00 per share
     pursuant to private placement memorandum         2,000,000        2,000     1,998,000           --            --     2,000,000
Shares sold  to investors at $2.00 per share
     pursuant to private placement memorandum           310,000          310       619,690           --            --       620,000
Shares sold to investors at $1.50 per share
     pursuant to private placement memorandum           857,498          858     1,285,390           --            --     1,286,248
Shares sold to investors at $2.00 per share
     pursuant to private placement memorandum           145,000          145       289,855           --            --       290,000
Shares sold to investors at $1.50 per share
     pursuant to private placement memorandum           773,334          773     1,159,228           --            --     1,160,001
Shares subscribed, not issued to convert notes
     payable to eight members of management  to
     equity at $1.00 per share, 2,134,705 shares             --           --            --    2,134,705            --     2,134,705
Shares subscribed, not issued to six directors
     and members of management as incentive
     compensation at $0.16 per share, 6,400,000
     shares                                                  --           --            --    1,024,000            --     1,024,000
Shares subscribed, not issued to two vendors
     and service providers at $0.16 per share
     to settle amounts owed, 297,000 shares                  --           --            --       47,520            --        47,520
Shares subscribed, not issued to two service
     providers at $0.17 per share to settle
     amounts owed, 750,000 shares                            --           --            --      127,500            --       127,500
Shares subscribed, not issued in settlement of
     debt at $0.17 per share, 500,000 shares                 --           --            --       85,000            --        85,000
Shares subscribed, not issued to a service
     provider at $0.52 per share to settle
     amount owed, 33,869 shares                              --           --            --       17,533            --        17,533
Shares subscribed, not issued in September to
     investors in previous private placement
     offering as an adjust to terms, 976,252
     shares                                                  --           --            --           --            --            --
Value of services contributed by a service
     provider for no consideration                           --           --       375,000           --            --       375,000
Value of warrants issued with convertible note               --           --       388,890           --            --       388,890
Value of beneficial conversion feature of
     convertible note                                        --           --       173,020           --            --       173,020
De-consolidate equity of discontinued operations             --           --      (515,720)          --    13,427,310    12,911,590
Loss from discontinued operations                            --           --            --           --   (12,925,500)  (12,925,500)
Loss from continuing operations                              --           --            --           --   (15,991,591)  (15,991,591)
                                                    -----------  -----------  ------------  -----------  ------------  ------------
Balances at September 30, 2004                       14,450,832       14,451    11,489,614    3,436,258   (15,967,599)   (1,027,276)


                                                                                                                        Deficiency
                                                          Common Stock         Additional   Common Stock                   In
                                                    ------------------------    Paid In     Subscribed,  Accumulated   Stockholders'
                                                      Shares       Amount       Capital     Not issued     Deficit       Equity
                                                    -----------  -----------  ------------  -----------  ------------  ------------
Shares issued to a service provider at
     $0.65 per share                                     75,000           75         4,800           --            --         4,875
Shares issued to former employee at
     $0.06 per share                                  1,500,000        1,500        88,500           --            --        90,000
Shares issued in June to investors in previous
     private placement offering as an adjustment
     to terms                                            16,667           17           (17)          --            --            --
Shares issued in legal settlement                       500,000          500       397,625           --            --       398,125
Shares issued for conversion of note and
     interest payable to a related party                800,000          800        59,200           --            --        60,000
Shares issued as incentive compensation                 200,000          200        14,800           --            --        15,000
Issuance of previously subscribed shares             10,863,326       10,863     3,388,798   (3,399,661)           --            --
Shares subscribed, not issued, at $.025 per share
     to investors, 4,000,036 shares                          --           --            --      100,001            --       100,001
Value of warrants issued with convertible note               --           --       353,053           --            --       353,053
Value of beneficial conversion feature of
     convertible note                                        --           --       147,047           --            --       147,047
Loss from continuing operations                              --           --            --           --    (1,231,260)   (1,231,260)
                                                    -----------  -----------  ------------  -----------  ------------  -------------
Balances at September 30, 2005                       28,405,825  $    28,406  $ 15,943,420  $   136,598  $(17,198,859) $ (1,090,435)
                                                    ===========  ===========  ============  ===========  ============  =============


        See accompanying notes to the consolidated financial statements.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the years ended
                                                                     September 30,
                                                            ------------------------------
                                                                2005              2004
                                                            ------------      ------------

Net loss from continuing operations                         $ (1,231,260)     $(15,991,591)

Cash flows from continuing  operating  activities:
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                  58,794            48,876
   Amortization of note discount                                 525,679                --
   Common stock issued for services                              109,875             1,500
   Common stock subscribed for services                               --           277,553
   Common stock subscribed for incentive compensation                 --         1,024,000
   Value of services contributed for no consideration                 --           375,000
   Goodwill impairment                                                --         7,049,020
   Write-off receivables from discontinued operations                 --         3,256,068
   Reserve for bad debts                                          72,242           511,723
Changes in:
   Accounts receivable                                          (925,376)           34,151
   Due to de-consolidated entities                                23,573         1,187,577
   Inventory                                                    (106,192)          419,917
   Construction in progress                                      170,496           (97,523)
   Other assets                                                   (9,271)          (37,571)
   Accounts payable and accrued expenses                         723,024           230,881
                                                            ------------      ------------
Net cash (used in) continuing operating activities              (588,416)       (1,710,419)

Cash flows from investing activities:
   Purchases of property and equipment                           (43,628)               --
                                                            ------------      ------------
   Net cash used in investing activities                         (43,628)               --

Cash flows from financing activities:
   Proceeds from notes payable                                  491,200            561,910
   Proceeds from note payable - related party                         --            50,000
   Cash received from sale of common stock                            --         5,356,249
   Cash received from subscription of common stock               100,001                --
   Principal payments on notes payable                            (4,097)         (120,000)
                                                            ------------      ------------
   Net cash provided by financing activities                     587,104         5,848,159

Net cash used in discontinued operations                              --        (4,130,575)
                                                            ------------      ------------
Net increase (decrease) in cash                                  (44,940)            7,165

Cash at beginning of period                                      158,093           150,928
                                                            ------------      ------------
Cash at end of period                                       $    113,153      $    158,093
                                                            ============      ============

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest                    $      6,652      $      5,284
                                                            ============      ============

Cash paid during the period for income taxes                $         --      $     34,000
                                                            ============      ============

Common stock issued to employees for services               $         --      $        500
                                                            ============      ============

Common stock issued to consultants for services             $      4,875      $      1,000
                                                            ============      ============

Common stock issued to convert note payable and interest    $     60,000      $         --
                                                            ============      ============
Common stock issued in satisfaction of amounts
  owed to former management                                 $     90,000      $         --
                                                            ============      ============
Common stock subscribed in satisfaction of amounts
  owed to management or former management                   $         --      $  2,134,705
                                                            ============     =============

Common stock issued in legal settlement                     $    398,125      $         --
                                                            ============     =============

Common stock issued as incentive compensation
  to management                                             $     15,000      $         --
                                                            ============     =============
Common stock subscribed as incentive compensation
  to management                                             $         --      $  1,024,000
                                                            ============     =============

Value of services contributed for no consideration          $         --      $    375,000
                                                            ============      ============
Common stock subscribed in satisfaction of
  amounts owed to vendors and service providers             $         --      $    277,553
                                                            ============      ============
16,667 additional shares of common stock
  issued to investors in previous private placement         $         17      $         --
                                                            ============      ============
976,252  additional shares of common stock
  subscribed to investors in previous private placement     $         --               977
                                                            ============      ============

Value of warrants issued with convertible note payable      $    353,053      $    388,890
                                                            ============      ============

Beneficial conversion feature of convertible note payable   $    147,047      $    173,020
                                                            ============      ============

De-consolidate equity of discontinued operations            $         --      $ 12,911,590
                                                            ============      ============
Acquisition of CPI:
Net liabilities assumed in excess of assets                 $         --         3,238,483
Note payable                                                          --                --
                                                            ------------      ------------
Total consideration paid/Goodwill                           $         --      $  3,238,483
                                                            ============      ============
Acquisition of Advanced Fuel:
Net liabilities assumed in excess of assets                 $         --         1,855,626
Note payable                                                          --         1,000,000
                                                            ------------      ------------
Total consideration paid/goodwill                           $         --      $  2,855,626
                                                            ============      ============
Acquisition of H.B. Covey:
Net assets acquired in excess of liabilities                $         --      $    (45,089)
Note payable                                                          --         1,000,000
                                                            ------------      -------------
Total consideration paid/goodwill                           $         --      $    954,911
                                                            ============      ============
Acquisition of Cyber:
Common stock retained                                       $         --      $        315
Liabilities assumed in excess of assets                               --            22,263
Cash paid                                                             --           275,000
                                                            ------------      ------------
Total consideration paid/organization cost                  $         --      $    297,578
                                                            ============      ============


        See accompanying notes to the consolidated financial statements.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN ISSUES

Entech Environmental Technologies, Inc. ("Entech" or the "Company"), formerly Cyber Public Relations, Inc., was formed in June, 1998 under the laws of the State of Florida. The Company, through its H.B. Covey subsidiary, provides construction and maintenance services to petroleum service stations in the southwestern part of the United States of America, and provides installation services for consumer home products in Southern California.

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, H.B. Covey, Inc., a California corporation ("H.B. Covey"). All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Business Combination and Corporate Recapitalization
---------------------------------------------------

On December 30, 2003, Environmental Technologies, Inc. , a company formed under the laws of the State of Nevada ("Entech NV") acquired through a Share Exchange Agreement, all of the issued and outstanding stock of CPI Development, Inc., formally Christie Peterson Development Corporation, Inc. ("CPI"), Advanced Fuel Filtration Systems Inc. ("Advanced Fuel") and H.B. Covey. From its inception and up to December 30, 2003, Entech NV had no significant assets or operations. Subsequent to the acquisition, CPI, Advanced Fuel, and H.B. Covey became wholly-owned subsidiaries of Entech NV. The value of Entech NV's common stock issued was the historical cost of Entech NV's net tangible assets, which did not differ materially from their fair value. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, CPI, Advanced Fuel and H.B. Covey were collectively the acquired entities.

In connection with Entech NV's acquisition of CPI , the total consideration paid was $3,238,483 and the significant components of the transaction are as follows:

Net liabilities assumed in excess of assets     $  3,238,483
Cash paid                                                 --
                                                ------------
Total consideration paid / goodwill             $  3,238,483
                                                ============

On September 30, 2004, CPI filed bankruptcy under Chapter 7 of the U.S. Bankruptcy Code (see Note 15).

In Connection with Entech NV's acquisition of Advanced Fuel , the total consideration paid was $2,855,626 and the significant components of the transaction are as follows:

Net liabilities assumed in excess of assets     $  1,855,626
Note payable                                       1,000,000
                                                ------------
Total consideration paid / goodwill             $  2,855,626
                                                ============

On September 30, 2004, Advanced Fuel filed bankruptcy under Chapter 7 of the U.S. Bankruptcy Code (see Note 16).

In  connection  with  Entech  NV's   acquisition  of  H.B.   Covey,   the  total
consideration   paid  was  $954,911  and  the  significant   components  of  the
transaction are as follows:

Net assets acquired in excess of liabilities    $    (45,089)
Note payable                                       1,000,000
                                                ------------
Total consideration paid / goodwill             $   954,911
                                                ============

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

The total consideration paid was $297,578 and the significant components of the transaction are as follows:

Common stock retained                              $        315
Liabilities assumed in excess of assets                  22,263
Cash paid                                               275,000
                                                   ------------
Total consideration paid / organization costs      $    297,578
                                                   ============

Discontinued Operations and Deconsolidation
-------------------------------------------

The Company's business plan contemplated the integration of CPI, Advanced Fuel, and H.B. Covey into a coordinated group providing a broad spectrum of services to fuel distribution facilities. The Company was unable to complete this integration and realize its business plan, and encountered severe operational and cash flow problems. In June 2004, the Company's board of directors authorized management to proceed with the disposal of two subsidiaries, CPI and Advanced Fuel. On September 30, 2004, the Company formally filed for Chapter 7 bankruptcy protection for CPI and Advanced Fuel in Los Angeles County, California (see Note 16).

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, H.B. Covey, Inc. The balance sheets of CPI and Advanced Fuel have been de-consolidated as of September 30, 2004, and are not included in the balance sheet of the Company. The results of operations of CPI and Advanced Fuel are included in discontinued operations in the Company's consolidated statement of operations and consolidated statement of cash flows for the year ended September 30, 2004, and there were no discontinued operations for the year ended September 30, 2005.

Going Concern Issues
--------------------

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended September 30, 2005 and 2004, the Company incurred losses from continuing operations of $1.2 million and $16.0 million, respectively; and had negative cash flows from continuing operations of $588,000 and $1.7 million, respectively. As of September 30, 2005, the Company has negative working capital of $1.4 million, an accumulated deficit of $17.2 million, current portion of notes payable of $1.1 million after full amortization of the note discount, and accounts payable and accrued expenses of $1.4 million.

Other than cash received from the collection of accounts receivable for construction, maintenance and consumer services, the Company's cash resources are generally limited to borrowings under the Note Purchase Agreement as discussed in Note 8. To date, the Company has borrowed $1.1 million under the agreement which provides for total aggregate borrowings of $1.5 million. The Note Purchase Agreement provides certain restrictions on the Company's ability to raise funds from other resources. As a result, payments to vendors, lenders and employees may be delayed.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's existence is dependent upon management's ability to develop profitable operations and to resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued development, marketing and selling of its services, and through additional debt or equity investment in the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

Repair and Installation Services

The Company recognizes revenue from repair and installation services, in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or services have not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance.

Fair Value of Financial Instruments
-----------------------------------

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The estimated fair values approximate their carrying values because of the short-term maturity of these instruments or the stated interest rates are indicative of market interest rates.

Concentration of Credit Risk
----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts is $72,242 as of September 30, 2005.

Accounts Receivable
-------------------

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. Receivables are written off when they are determined to be uncollectible. The allowance for doubtful accounts is estimated based on the Company's historical losses, the existing economic conditions in the industry, and the financial stability of its customers.

Inventory
---------

Net inventories are valued at the lower of the first-in, first-out, or FIFO, cost or market value and have been reduced by an allowance for excess, obsolete and potential scrap inventories. The estimated allowance for excess and obsolete inventories is based on inventories on hand compared to estimated future usage and sales and assumptions about the likelihood of scrap or obsolescence. Components of inventory as of September 30, 2005 are as follows:

                                                     Amount
                                                 -------------
Parts inventory                                  $    586,524
Less reserve for excess and obsolete parts           (388,034)
                                                 -------------
Net inventory                                    $    198,490
                                                 =============

Property and Equipment
----------------------

Property and equipment are valued at cost.  Depreciation  and  amortization  are provided over the estimated useful lives up to five years using the straight-line method. The estimated service lives of property and equipment are as follows:

  Transportation equipment              Five years
  Tools and equipment                   Five years
  Office furniture and equipment        Three years
  Leasehold improvements                Five years

Long-lived Assets
-----------------

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future undiscounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Stock Based Compensation
------------------------
On December 16, 2004, FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.

The Company did not issue any share based employee compensation during the years ended September 30, 2005 and 2004.

Income Taxes
------------

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Net Loss Per Common Share
-------------------------

The Company computes earnings (loss) per share under Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's warrants (calculated using the treasury stock method). During 2005 and 2004, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Segment Information
-------------------

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Beginning in October 2004, the Company operates in three segments: Construction Services; Maintenance Services, and Consumer Services. See Note 15.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

New Accounting Pronouncements
-----------------------------

In  December  2003,  FASB  issued  a  revision  of  SFAS  No.  132,  "Employers'
Disclosures About Pensions And Other Postretirement Benefits." This pronouncement, SFAS No. 132-R, expands employers' disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88, and No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. Except as described in the following sentence, SFAS No. 132-R is effective for foreign plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for the Company until the first quarter of 2005. Since the Company does not have any defined benefit post-retirement plans, the adoption of this pronouncement did not have any impact on the Company's results of operations or financial condition.

In November 2004, FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions,an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in future periods.

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

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements ("SFAS 154"). This Statement replaces APB Opinion No. 20 and FASB Statement No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Other significant recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants, and the SEC may be discussed elsewhere in these notes to the consolidated financial statements. In the opinion of management, significant recent accounting pronouncements did not or will not have a material effect on the consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2005 consist of the followings:

                                                    Amount
                                                 -----------
Construction contract billings                   $   715,921
Maintenance billings                                 286,183
Consumer billings                                    165,375
                                                 -----------
                                                   1,167,479
Less allowance for uncollectible amounts             (72,242)
                                                 -----------
                                                 $ 1,095,237
                                                 ===========

NOTE 4 - UNCOMPLETED CONSTRUCTION CONTRACTS

The summary of activity on uncompleted construction contracts as of September 30, 2005 is as follows:

                                                                Amount
                                                             -----------
Estimated earnings                                           $   951,252
Less billings to date                                           (931,600)
                                                             -----------
Costs and estimated earnings in excess of billings                19,652



Less billings in excess of costs and estimated earnings          (92,625)
                                                             -----------
                                                             $   (72,973)
                                                             ===========

NOTE 5 - PROPERTY AND EQUIPMENT

Major classes of property and equipment at September 30, 2005 consist of the followings:

                                                                Amount
                                                             -----------
Transportation equipment                                     $   654,172
Tools and equipment                                              149,038
Office furniture and equipment                                   216,386
Leasehold improvements                                           150,000
                                                             -----------
                                                               1,169,596
Less accumulated depreciation and amortization                  (757,760)
                                                             -----------
Net property and equipment                                   $   411,836
                                                             ===========

Depreciation expense totaled $59,000 and $49,000 for the years ended September 30, 2005 and 2004, respectively.

NOTE 6 - IMPAIRMENT OF GOODWILL

The Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") effective August 1, 2002. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment.

Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. The test completed in the second and third quarter of 2004 indicated that the recorded book value of the goodwill exceeded its fair value, as determined by discounted cash flows. The decrease in fair value is a result of:

   -  significant operating losses during the past nine months

   -  unanticipated decline in revenues and profitability

   -  loss of key personnel

As a result of these events and circumstances, Company management believed that the fair value of the goodwill (CPI - $3,238,483; AFFS - $2,855,626; and HB Covey - $954,911; see Note 1) had been reduced below its carrying value. As a result, management performed an evaluation of the tangible and intangible assets for purposes of determining the implied fair value of goodwill at September 30, 2004. Upon completion of the assessment, management recorded a non-cash impairment charge of $(7,049,020) net of tax, or $(0.70) per share during the year ended September 30, 2004, to reduce the carrying value of goodwill to its estimated value of zero at September 30, 2004. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates.

NOTE 7 - DUE TO DE-CONSOLIDATED ENTITIES

As discussed in Note 1, the Company completed a reorganization in 2004, and after failing to realize the then current business plan, two of the entities filed for bankruptcy protection in September 2004. These entities were de-consolidated as of September 30, 2004. The Company wrote-off its receivables from these entities in 2004. As of September 30, 2005, the Company has liabilities to the de-consolidated entities totaling $813,000. The ultimate payment or satisfaction of these liabilities is dependent upon the outcome of the bankruptcy proceedings, which have not been finalized as of the date of this report.

NOTE 8 - NOTE PURCHASE AGREEMENT

In September 2004, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") whereby the Company would borrow a minimum of $100,000 and a maximum of $1,500,000 pursuant to a secured note or notes (the "Notes"). Through September 30, 2005, the Company has borrowed $1.1 million under the Note Purchase Agreement, and this amount is due on September 30, 2006. As of September 30, 2005, the Notes issued pursuant to the Note Purchase Agreement are convertible into 42.5 million shares of common stock. Pursuant to the terms of the Note Purchase Agreement, the Company has granted warrants to purchase a total of 15.9 million shares of common stock at $0.15 per share.

The Notes are convertible into common stock of the Company at the rate of $0.025 per share (the "Conversion Price"). The Notes bear interest at the rate of 8% per annum, and are secured by a first lien and security interest on all assets of the Company and its subsidiary. The Company has no right to prepay the Notes. The note holder may convert the Notes at any time. In addition, the Company issued common stock purchase warrants (the "Note Warrants") to purchase 15 shares of common stock for every $1.00 of principal borrowed under the Note Purchase Agreement. The Note Warrants have an exercise price of $0.15 per share, and a term of five years. See Note 11 for detail on outstanding warrants.

In September 2004, the Company also entered into a Registration Rights Agreement (the "Registration Rights Agreement") regarding the shares of common stock underlying the Notes and the Note Warrants (the "Registrable Shares") . Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file within one hundred fifty days from the date of the Registration Rights Agreement a registration statement covering the Registrable Shares. The Company agreed to use its best efforts to cause the Registration Statement to be declared effective by the SEC on the earlier of (i) 210 days following the Closing Date with respect to the Registration Statement, (ii) ten (10) days following the receipt of a "No Review" or similar letter from the SEC or (iii) the first day following the day the SEC determines the Registration Statement eligible to be declared effective. If, after 7 months from the date of the Registration Statement, in the event the Company does not register the Registrable Securities, or if the Registration Statement filed pursuant to Section 2.2 of the Registration Rights Agreement is not declared effective, or if the Registrable Securities are registered pursuant to an effective Registration Statement and such Registration Statement or other Registration Statement including the Registrable Securities is not effective in the period from 7 months from September 30, 2004 through two years following September 30, 2004, the Company shall, for each such day, pay the Purchaser, as liquidated damages and not as a penalty, an amount equal to 36% of the Purchase Price per annum; and for any such day, such payment shall be made no later than the first business day of the calendar month next succeeding the month in which such day occurs. In addition, if the Company has not filed a registration statement within the thirty day period after closing as specified in 2.2 of the Registration Rights Agreement, the Company shall, for each such day after thirty days from closing and until the filing of a registration statement, pay the Purchaser, as liquidated damages and not as a penalty, an amount equal to 36% of the Purchase Price per annum; and for any such day, such payment shall be made no later than the first business day of the calendar month next succeeding the month in which such day occurs.

The Registration Rights Agreement was effective September 30, 2004, and as of the date of the financial statements, the Company had not yet filed a registration statement as required by the Registration Right Agreement. Accordingly, liquidated damages totaling $371,000 were charged to interest expense during the year ended September 30, 2005. The Company has not paid any of the liquidated damages as of September 30, 2005.

Borrowings under the Note Purchase Agreement and the related discounts are as follows as of September 30, 2005:

                                                         Amount
                                                      -----------
Note proceeds                                         $ 1,062,012
Discount for value assigned to Note Warrants             (741,944)
Discount for value assigned to Beneficial
  Conversion Feature                                     (320,068)
Amortization of discounts                                 525,679
                                                      -----------
Net carrying value of note payable                    $   525,679
                                                      ===========

The values assigned to the Beneficial Conversion Feature and the Note Warrants are treated as a discount to the Notes, and are being amortized to interest expense over the terms of the Notes. Since the date of the first Note was September 30, 2004, there was no amortization of the discount during the year ended September 30, 2004. Interest expense for the year ended September 30, 2005 includes $526,000 of the amortized note discounts.

NOTE 9 - NOTES PAYABLE TO RELATED PARTIES

The Company has an outstanding note payable of $146,000 to Burr D. Northrop, the Company's President, at September 30, 2005. The Company issued the note in August 2005 as payment for tenant improvements to the leased facility. Mr. Northrop is the landlord of the leased property. The note bears interest at 8%, and provides for monthly payments of $3,041 through July 2010.

The Company converted a $50,000 note payable and $10,000 of interest payable to a related party into common stock through the issuance of 800,000 shares of common stock in August 2005.

NOTE 10 - CAPITAL STOCK

Issued and Outstanding
----------------------

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of September 30, 2005, the Company had not issued any preferred stock. The Company is authorized to issue 100,000,000 shares of common stock, with a par value of $0.001 per share. As of September 30, 2005, the Company has 28,405,825 shares of common stock issued and outstanding. As discussed below, the Company has 4,478,536 shares subscribed for future issuance as of September 30, 2005.

In December 2003, the Company acquired through a Share Exchange Agreement, all of the issued and outstanding stock of CPI Development Inc. and Advanced Fuel Filtration Systems, Inc. and H.B. Covey, Inc. The total shares acquired of 67,824 were canceled subsequent to the acquisition. The Company also canceled 500 shares of treasury stock for $1,250,000 relating to CPI Development Inc.

During the year ended September 30, 2004, the Company completed a Capital Stock Exchange Agreement ("Agreement") with Cyber Public Relations, Inc., an inactive publicly registered shell corporation with no significant assets or operations. Effective with the Agreement, all except 315,000 out of total 2,199,000 shares of common stock were canceled and, in exchange, 8,550,000 shares of Cyber's restricted common stock were issued. Also, the Company issued 500,000 shares to the employees in relation to the acquisition.

During the year ended September 30, 2004, the Company issued an aggregate of 1,000,000 shares of common stock to various outside service providers in exchange for investment and legal services. The shares were issued at the par value of $0.001 per share, which represented the fair value of the stock issued, which did not differ materially from the value of the services rendered.

During the year ended September 30, 2004, the Company issued 4,085,832 shares of common stock pursuant to private placement agreements and received net proceeds of $5,536,249. As part of a goodwill restructuring of the terms of the private placement agreements, the Company subscribed 976,252 shares of common stock to these investors, and issued the shares in fiscal year 2005.

During the year ended September 30, 2004, the Company subscribed 2,134,705 shares of common stock to members of management for the conversion of amounts owed to them totaling $2,134,705. The Company issued these shares in fiscal year 2005. The Company also subscribed 6,400,000 shares of common stock to members of management as incentive compensation at $0.16 per share, and recorded compensation expense of $1,024,000. The fair value of the stock subscribed did not materially differ from the value of the services rendered. The shares issued for incentive compensation were issued in fiscal year 2005.

During the year ended September 30, 2004, the Company subscribed 1,580,869 shares of common stock to vendors and service providers, and recorded expenses totaling $277,553. The fair market value of the shares issued did not materially differ from the value of the services rendered. The Company issued 1,352,369 of the subscribed shares in fiscal year 2005, and 228,500 shares remain to be issued.

During the year ended September 30, 2005, the Company issued 75,000 shares to a service provider, and recorded expense of $4,875. The fair market value of the shares issued did not materially differ from the value of the services rendered.

During the year ended September 30, 2005, the Company issued 1,500,000 shares of common stock to a former officer and director pursuant to the reorganization discussed in Note 1, and recorded $90,000 of expense related to the transaction. The fair market value of the shares issued did not materially differ from the value of the services rendered. The Company may be obligated to issue another 1,000,000 shares to the same person pursuant to the reorganization agreement, and the Company recorded $60,000 of expense related to the transaction, and accrued this amount as a liability. The Company is disputing the issuance of the additional 1,000,000 shares.

During the year ended September 30, 2005, the Company issued 16,667 shares of common stock to an investor in an earlier sale of common stock as a goodwill restructuring of the terms of the previous sale. The Company charged the amount of $17 to additional paid-in capital.

During the year ended September 30, 2005, the Company entered into an agreement with an individual to settle claims against one of the de-consolidated entities totaling $398,125. The Company issued 500,000 shares of common stock and the $398,125 was recorded as a reduction in the amount due to de-consolidated entities.

During the year ended September 30, 2005, the Company issued 800,000 shares of common stock to satisfy a $50,000 note payable and $10,000 of interest payable to a related party. The Company also issued 200,000 shares at $.075, the market value on the date of issuance, to the same related party as incentive compensation, and recorded compensation expense of $15,000 related to the issuance.

During the year ended September 30, 2005, the Company issued 10,863,326 shares of common stock that were subscribed in 2004.

Shares Subscribed, Not Issued
-----------------------------

During the year ended September 30, 2005, the Company subscribed 4,000,036 shares of common stock at $.025 per share to investors in a private placement. The shares had not been issued as of September 30, 2005.

Following is a summary of the subscribed share activity:


                                                Common Stock Subscribed, Not Issued (Shares)
---------------------------------------------------------------------------------------------------------------------
                                                        Incentive
                                          Cash         Compensation       Services         Other              Total
                                      ------------     ------------     ------------    ------------    -------------

Balance at September 30, 2003                   --               --               --              --               --

Shares subscribed                               --        6,400,000        1,580,869       3,110,957       11,091,826
Issuance of subscribed shares                   --               --               --              --               --
                                      ------------     ------------     ------------    ------------    -------------
Balance at September 30, 2004                   --        6,400,000        1,580,869       3,110,957       11,091,826

Shares subscribed                        4,000,036               --               --              --        4,000,036
Issuance of subscribed shares                   --       (6,400,000)      (1,352,369)     (3,110,957)     (10,863,326)

                                      ------------     ------------     ------------    ------------    -------------
Balance at September 30, 2005            4,000,036               --          228,500              --        4,228,536
                                      ============     ============     ============    ============    =============

NOTE 11 - WARRANTS TO PURCHASE COMMON STOCK

The Company granted warrants in 2005 and 2004 in connection with capital formation efforts under the Note Purchase Agreement (see Note 8). The value attributed to the warrants has been credited to additional paid-in capital. The Company did not grant any stock options during the years ended September 30, 2005 or 2004.

Transactions involving warrants are summarized below:

                                                              Weighted
                                                               average
                                           Warrants           exercise
                                          outstanding           price
                                         --------------     ------------
Balance at September 30, 2004                16,854,055       $     1.25
Granted                                       7,501,500             0.15
Exercised                                            --
Cancelled                                            --
                                         --------------      -----------
Balance at September 30, 2005                24,355,555       $     0.91
                                         ==============      ===========

The following is a further breakdown of the warrants outstanding as of September 30, 2005:

                                          Weighted average            Weighted average
   Exercise       Number outstanding    remaining contractual    exerciseprice  outstanding
    prices         and exercisable          life (years)              and exercisable
  -----------    -------------------   ----------------------   ---------------------------

  $   0.15           15,930,180                 4.05                $     0.15
      1.00            3,150,000                 3.33                      1.00
      1.10              475,375                 3.33                      1.10
      2.00            2,000,000                 3.33                      2.00
      2.50              400,000                 1.38                      2.50
      3.00              400,000                 1.38                      3.00
      4.00            1,000,000                 3.33                      4.00
      6.00            1,000,000                 3.32                      6.00

                 -------------------   ----------------------   ---------------------------
                     24,355,555                 3.74                $     0.91
                 ===================   ======================   ===========================

NOTE 12 - INCOME TAXES

The Company adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $15.3 million which expire through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $5,697,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of September 30, 2005 are as follows:

                                        Amount
                                     -------------
Non-current:
Net operating loss carryovers        $   5,697,000
Valuation allowance                     (5,697,000)
                                     -------------
Net deferred tax asset               $          --
                                     =============

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases 8,000 square feet of warehouse and office space in Chino, California from Burr D. Northrop, the Company's President. The monthly rental rate is $6,500, and the lease provides for 3% annual increases in rent beginning in August, 2007. The lease term is for five years, and expires in July, 2010. Total future payments under the lease as of September 30, 2005 total $391,400. Management believe that these facilities are adequate for our current operations. However, we expect that we could locate other suitable facilities at comparable rates, should we need more space.

The Company leases a storage yard near the warehouse and office space in Chino. The monthly rent under the lease was $1,000 per month. This lease expired in October 2005, and the lease is now month to month with a new monthly rent of $1,050 per month.

The Company also leases two storage units in Los Angeles County for storing water heaters and related equipment that we use in the consumer services division. These leases are on a month to month basis, and the combined monthly rent for these two units is $526 per month.

Future payouts under the leases for the warehouse, office and storage space are as follows:

    Year           Amount
  ---------    ------------
    2006       $    79,000
    2007            78,400
    2008            80,800
    2009            83,200
    2010            71,000
               ------------
               $   392,400
               ============

Litigation
----------

The Company was named as a defendant in several legal proceedings in the State of California alleging breach of contract and various fees in connection with the activities of our subsidiaries, Christie-Peterson Development, Advanced Fuel Filtration Systems, Inc., and H.B. Covey, Inc. The plaintiffs seek monetary damages. CPI and AFFS commenced Chapter 7 bankruptcy proceedings on September 30, 2004.

The proceedings described below are in various stages. While the ultimate effect of the legal actions described below cannot be predicted with certainty, we expect that the proceedings against our subsidiaries will not result in liability to us due to the ongoing bankruptcy of CPI and AFFS.

We do not expect the outcome of these matters to have a material effect on our financial condition or the results of our operations. The following lawsuits have been filed against us:

NK Heating & Air Conditioning filed complaint against the Company and its formerly owned subsidiary , CPI Development, Inc. in Los Angeles County Superior Court. The complaint alleges a breach of contract, and alleges damages of $98,000. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.

Corona Service Park, et al filed complaint against the Company in the Central District of California of the United States District Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.

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

Other
-----

Our former chairman and chief executive officer, Steven Rosenthal did not agree to the termination of his employment agreement with us in 2004. As of the date of this report, we are disputing Mr. Rosenthal's claim that our obligations to him under the employment contract are still in force and effect. No litigation has been filed with respect to Mr. Rosenthal at this time.

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

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company leases 8,000 square feet of warehouse and office space in Chino, California from Burr D. Northrop, the Company's President. The monthly rental rate is $6,500, and the lease provides for 3% annual increases in rent beginning in August, 2007. The lease term is for five years, and expires in July, 2010. Total future payments under the lease as of September 30, 2005 total $391,400. Management believes that these facilities are adequate for current operations. However, management expects that we could locate other suitable facilities at comparable rates, should more space be needed.

In 2005, we paid Terence Leong, a board member, or his company an aggregate of $46,000 for consulting services provided to the Company.

Also, see Note 9, Notes Payable to Related Parties.

NOTE 15 - SEGMENT INFORMATION

Prior to September 30, 2004, the Company operated and reported its business operations internally in one business segment. With the signing of the contract with Sears in October 2004 to install hot water heaters and other consumer products, the Company began reporting its operations internally in three business segments: Construction Services, Maintenance Services and Consumer Services.

These segments operate in the United States, and their markets are regional to the West Coast. During the years ended September 30, 2005 and 2004, we recognized approximately 44.5 percent and 40.0 percent, respectively, of our consolidated revenue from continuing operations from three significant customers. While we consider our relationships with the customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers. We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers. Intersegment revenues are not material and are not shown in the following tables.

In September 2004, we formally filed for Chapter 7 bankruptcy protection for two of our subsidiaries, CPI and Advanced Fuel. All operations for CPI and Advanced Fuel are reflected as discontinued operations and are not included in the segment information below.

Construction Services
---------------------

Construction Services specializes in construction of fueling installations for the retail petroleum industry, commercial and industrial users, municipal organizations, and major equipment manufacturers. Customers are primarily located in California. In 2005, construction contracts ranged in value up to $1.0 million.

Maintenance Services
--------------------

Maintenance Services provides services to fueling installations. Services consist of procedures to ensure the proper maintenance and functioning of the fueling installations. Customers are primarily located in California.

Consumer Services
-----------------

In October 2004, we entered into a contract with Sears for installation services related to hot water heaters, water softener systems, garbage disposals, garage door openers, etc. The service area covers 35 stores across southern California. Consumer Services, a new business segment, includes our business activities under the Sears contract.

Other
-----

The Company's Other segment includes corporate general and administrative expenses and interest expense.

The following table provides selected summary financial data by segment:


                                                          For the year ended September 30, 2005
                                    ----------------------------------------------------------------------------------

                                    Construction      Maintenance        Consumer          Other           Total
                                    ------------    --------------     -------------    ------------    ------------
Revenues                            $  2,556,708    $    2,542,066     $   1,112,893    $     13,364    $  6,225,031
Cost of sales                          1,315,755         1,581,328           705,370              --       3,602,453
Gross profit                           1,240,953           960,738           407,523          13,364       2,622,578
Operating expenses                       365,221           593,313           489,475       1,395,587       2,843,596
Income (loss) from operations            875,732           367,425          (81,952)      (1,382,223)       (221,018)
Interest expense                              --                --                --      (1,010,242)     (1,010,242)
Segment assets                           783,264           458,911           296,900         366,899       1,905,974


NOTE 16 - DISCONTINUED OPERATIONS

In June 2004, management received the authority to proceed with the plan of disposal of its CPI and AFFS subsidiaries. These subsidiaries were placed into bankruptcy on September 30, 2004. The assets and liabilities were conveyed to the bankruptcy trustees after filing the bankruptcies, and both bankruptcies are open as of September 30, 2005. We are not aware of the assets and liabilities of the bankrupt entities as of September 30, 2005, and no assets or liabilities of the bankrupt entities are included in the consolidated balance sheet as of September 30, 2005.

The financial statements reflect the operating results of the discontinued operations separately from continuing operations. Operating results for the discontinued operations for the years ended September 30, 2005 and 2004 were:

                      2005             2004
                 -------------     -------------
Revenue          $          --     $  20,893,299
Expenses                    --        33,818,799
                 -------------     -------------
Net loss         $          --     $ (12,925,500)
                 =============     =============

NOTE 17 - SUBSEQUENT EVENTS

In October 2005, the Company executed a settlement agreement with Northwest Pump &Equipment Co. ("Northwest") to settle a lawsuit filed by Northwest against the Company. Pursuant to the terms of the agreement, all claims were released and the Company agreed to pay $45,000 to Northwest, $25,000 upon execution of the agreement, and $2,000 per month until the balance is paid in full.

On December 7, 2005, the Company entered into a settlement agreement with Glast, Philips & Murray, P.C., a Texas professional corporation, and two individuals, to settle fees for legal services provided to the Company. The Company agreed to pay $35,000 and to issue an aggregate of 1,225,000 shares of common stock to satisfy liabilities of $163,000. The closing price of the Company's common stock on December 7, 2005 was $.09 per share.

On December 9, 2005, we acquired all the assets and the right to use the name of Pacific Coast Testing, a California corporation, at a price of $125,000, $75,000 payable at closing, the remainder payable over a twelve month period, subject to certain offsets.