Form 10QSB
period 2005-12-31
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2006-02-17
CIK 1066923

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2005

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

                         3233 Grand Avenue, Suite N-353
                       Chino Hills, California 91709-1489
          (Address and telephone number of principal executive offices)

                                 (909) 623-2502
                           (Issuer's telephone number)
                             -----------------------
          (Former name or former address, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 14, 2006, the issuer had 33,630,840 shares of its common stock issued and outstanding.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION........................................F-1
         Item 1.  Financial Statements................................F-1 to F-7
         Item 2.  Management's Discussion and Analysis or Plan
                  of Operation........................................3
         Item 3.  Controls and Procedures.............................7

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings...................................7
         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds.....................................8
         Item 3.  Defaults Upon Senior Securities.....................8
         Item 4.  Submission of Matters to a Vote of Security Holders.8
         Item 5.  Other Information...................................8
         Item 6.  Exhibits............................................9

SIGNATURES............................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2005
                                  (UNAUDITED)

Assets

Current assets:

Cash                                                              $   158,123
Accounts receivable, net allowance
  for doubtful accounts totaling $90,618                            1,210,491
Costs and estimated earnings in excess of
  billings on uncompleted contracts                                    42,597
Inventories, net of reserve for excess and
  obsolete parts totaling $404,103                                    241,768
Prepaid expenses and other                                             68,895
                                                                    ---------
Total current assets                                                1,721,874

Property and equipment, net                                           488,853

Other assets                                                           42,741
Goodwill                                                               21,352

                                                                  -----------
Total assets                                                      $ 2,274,820
                                                                  ===========


LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable                                                  $   598,338
Accrued interest and other                                            789,202
Accrued payroll                                                       224,069
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                   126,576
Purchase price payable                                                 50,000
Due to de-consolidated entities                                       807,025
Current portion of notes payable, net of
  discounts totaling $401,790                                         660,222
Advance from related party                                             75,000
Current portion of note payable - related party                        26,275
                                                                  -----------
Total current liabilities                                           3,356,707


Note payable - related party, net of current portion                  113,381


Commitments and contingencies                                               -

Deficiency in stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares
  authorized; none issued and outstanding                                   -
Common stock, $0.001 par value; 100,000,000 shares
  authorized; 33,630,840 shares issued and outstanding                 33,631
Additional paid-in capital                                         16,164,196
Common stock subscribed, 3,500 shares                                     597
Accumulated deficit                                               (17,393,692)
                                                                  -----------
Total deficiency in stockholders' equity                           (1,195,268)

                                                                  -----------
Total liabilities and deficiency in stockholders' equity          $ 2,274,820
                                                                  ===========

See accompanying notes to the consolidated financial statements.

                       ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                       For the three months
                                                         ended December 31,
                                                    ---------------------------
                                                        2005            2004
                                                    ------------    -----------



Revenues, net                                       $  1,547,741    $ 1,128,842
Cost of goods sold                                       845,743        759,222
                                                    ------------    -----------
Gross profit                                             701,998        369,620


Operating expenses:
Selling, general, and administrative expenses            652,944        787,406
Depreciation and amortization                             22,629         13,300
                                                    ------------    -----------
      Total operating expenses                           675,573        800,706

                                                    ------------    -----------
Income (Loss) from operations                             26,425       (431,086)

Other income                                              37,935             --
Interest expense                                         259,193        143,539
                                                    ------------    ------------
Loss before provision for income taxes                 (194,833)       (574,625)


Provision for income taxes                                    --             --
                                                    ------------    ------------
Net loss                                            $   (194,833)   $  (574,625)
                                                    ============    ===========


Net loss per share - basic and fully diluted        $      (0.01)   $     (0.03)
                                                    ============    ===========


Basic and diluted weighted average
number of shares outstanding                         31,424,586      17,145,578
                                                    ============    ===========



See accompanying notes to the consolidated financial statements.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       For the three months
                                                        ended December 31,
                                                      ----------------------
                                                          2005          2004
                                                      ---------    ---------


Net loss                                              $ (194,833)  $ (574,625)

Cash flows from operating activities:
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                         22,629       13,300
   Amortization of note discount                        134,543      122,162
   Reserve for bad debts                                 20,999         --
   Gain on settlement                                   (37,935)        --
Changes in:
   Accounts receivable                                 (136,253)    (484,110)
   Due to de-consolidated entities                       (6,000)        --
   Inventory                                            (43,278)     (77,710)
   Construction in progress                              11,006       97,523
   Other assets                                         (65,561)     (81,586)
   Accounts payable and accrued expenses                370,367      401,047
                                                      ---------    ---------
Net cash provided by (used in) operating activities
                                                         75,684     (583,999)

Cash flows from investing activities:
   Purchases of property and equipment                  (99,467)     (15,615)
                                                      ---------    ---------
   Net cash used in investing activities                (99,467)     (15,615)


Cash flows from financing activities:
   Proceeds from notes payable                             --        490,000
   Advance from related party                            75,000         --
   Principal payments on notes payable                   (6,247)        --
                                                      ---------    ---------
   Net cash provided by financing activities             68,753      490,000

                                                      ---------    ---------
Net increase (decrease) in cash                          44,970     (109,614)

Cash at beginning of period                             113,153      158,093
                                                      ---------    ---------
Cash at end of period                                 $ 158,123    $  48,479
                                                      =========    =========


Supplemental Disclosures of Cash Flow Information :


Cash paid during the period for interest              $    --      $    --
                                                      =========    =========

Cash paid during the period for income taxes          $    --      $    --
                                                      =========    =========

Beneficial conversion feature of convertible note     $    --      $ 133,711
                                                      =========    =========

Value of warrants issued with convertible note        $    --      $ 356,289
                                                      =========    =========


See accompanying notes to the consolidated financial statements.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE 1 - BUSINESS, BASIS OF PRESENTATION and GOING CONCERN ISSUES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. The unaudited consolidated financial statements should be read in conjunction with the consolidated September 30, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

Entech Environmental Technologies, Inc. ("Entech" or the "Company"), formerly Cyber Public Relations, Inc., was formed in June, 1998 under the laws of the State of Florida. The Company, through its H.B. Covey subsidiary, provides construction, maintenance and testing services to petroleum service stations in the southwestern part of the United States of America, and provides installation services for consumer home products in Southern California.

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, H.B. Covey, Inc., a California corporation ("H.B. Covey"). All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Going Concern Issues
--------------------

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended September 30, 2005 and 2004, the Company incurred losses from continuing operations of $1.2 million and $16.0 million, respectively; and had negative cash flows from continuing operations of $588,000 and $1.7 million, respectively. As of December 31, 2005, the Company has negative working capital of $1.6 million, an accumulated deficit of $17.4 million, current portion of notes payable of $1.1 million after full amortization of the note discount, and accounts payable and accrued expenses of $1.4 million.


Other than cash received from the collection of accounts receivable for construction, maintenance and consumer services, the Company's cash resources are generally limited to borrowings under the Note Purchase Agreements as discussed in Note 3. To date, the Company has borrowed $1.1 million under the agreement which provides for total aggregate borrowings of $1.5 million. The Note Purchase Agreement provides certain restrictions on the Company's ability to raise funds from other resources. As a result, payments to vendors, lenders and employees may be delayed.

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

NOTE 2 - ACQUISITION OF ASSETS

On December 9, 2005, the Company entered into an Asset Purchase and Sale Agreement with Pacific Coast Testing to acquire the assets of this fuel system testing company for $125,000. No liabilities were assumed as part of the transaction. The Company paid $75,000 of the purchase price at closing, and the remaining $50,000 is payable in May 2006. The final payment is subject to downward adjustment for issues that may arise subsequent to the transaction.


The assets acquired were valued at their fair market value, resulting in the recording of goodwill totaling approximately $22,000. Following is a breakdown of the purchase price allocation:


                                            Amount
                                        -------------
                        Vehicles         $    57,455
                        Equipment             37,590
                        Inventory              8,423
                        Goodwill              21,532
                                        -------------
                        Purchase price   $   125,000
                                        =============

Burr Northrop, the Company's President, advanced the funds to make the initial $75,000 purchase price payment, and the Company recorded this as an advance from related party. As noted below, the Company entered into a Note Purchase Agreement to finance the repayment of the advance.

NOTE 3 - NOTE PURCHASE AGREEMENTS

In September 2004, the Company entered into a Note Purchase Agreement ("NPA
#1") whereby the Company would borrow a minimum of $100,000 and a maximum of $1,500,000 pursuant to a secured convertible note or convertible notes. Through December 31, 2005, the Company has borrowed $1.1 million under NPA #1, and this amount is due on September 30, 2006. The notes are convertible into 42.5 million common shares, and the Company issued warrants to purchase 15.9 million common shares to the note holder pursuant to NPA #1. The shares underlying the convertible notes and warrants have certain registration rights, and as of December 31, 2005, the Company has not filed a registration statement to register the underlying shares. The registration rights agreement for NPA #1 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not filed timely. The Company accrued the liquidated damages to interest expense for the year ended September 30, 2005, and the three months ended December 31, 2005.


In December 2005, the Company executed a Note Purchase Agreement ("NPA #2") to provide for repayment of the advance by Burr Northrop that was used to pay the initial purchase price in the acquisition of Pacific Coast Testing. NPA #2 provides for funding of $100,000 pursuant to a convertible note payable, and the funding did not occur until January 2006. Accordingly, the transaction will be recorded in January 2006. The note will bear interest at 8%, will be due December 30, 2007, will be convertible into 4.0 million shares of common stock, and the Company issued warrants to purchase 4.0 million common shares to the note holder in December 2005. The value of the note proceeds will be allocated to the beneficial conversion feature and the warrants, which will result in a discount equal to the face value of the note. The note discount will be amortized to interest expense beginning on the funding date.


Conversion of the convertible notes and exercise of the warrants issued pursuant to NPA #1 and NPA #2 are limited such that the note holder can not convert notes or exercise warrants that would result in beneficial ownership by the holder or its affiliates of more than 4.9% of the outstanding common shares on the conversion or exercise date.

NOTE 4 - SETTLEMENT AGREEMENT

In December 2005, the Company entered into a settlement agreement with a vendor to satisfy accounts payable totaling $163,000. Terms of the agreement provided for payment in cash of $35,000, and the issuance of 1,000,000 shares of common stock. The common shares issued were valued at $90,000, or $0.09 per share, which was the fair market value on the agreement date. The resulting gain on settlement totaling $38,000 was recorded as other income during the three months ended December 31, 2005.

NOTE 5 - COMMON STOCK


As of December 31, 2005, the Company has outstanding convertible notes that are convertible into 42.5 million common shares and has outstanding warrants that are exercisable for 15.9 million common shares. Conversion of the convertible notes and exercise of the warrants are limited such that the note holder can not convert notes or exercise warrants that would result in beneficial ownership by the holder or its affiliates of more than 4.9% of the outstanding common shares on the conversion or exercise date.


As of December 31, 2005, the Company has subscribed for the issuance of 3,500 shares of common stock for services rendered.

The Company did not grant any stock options during the quarter ended December 31, 2005 or during the years ended September 30, 2005 or 2004.

NOTE 6 - SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Beginning in October 2004, the Company operated in three segments: Construction Services; Maintenance Services, and Consumer Services. Beginning in December 2005, the Company added a new division called Testing Services. The Company's Other segment includes primarily general and administrative expenses.


During the three months ended December 31, 2005 and 2004, we recognized approximately 57.0% and 66.0%, respectively, of our consolidated revenue from six and seven significant customers, respectively. While we consider our relationships with the customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers. We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers. Intersegment revenues are not material and are not shown in the following tables.


The following table provides selected summary financial information data by segment.


                                                         For the three months ended December 31, 2005
                                ------------------------------------------------------------------------------------------------
                                Construction     Maintenance       Consumer         Testing          Other            Total
                                -------------   -------------    ------------    ------------    -------------   ---------------

Revenues                        $    707,408    $    577,786      $  257,758      $    4,789      $         -     $  1,547,741
Cost of sales                        392,717         295,670         154,532           2,824                -          845,743
Gross profit                         314,691         282,116         103,226           1,965                -          701,998
Operating expenses                   136,355         190,554         139,446           9,994           199,224         675,573
Income (Loss) from
operations                           178,336          91,562         (36,220)         (8,029)         (199,224)         26,425
Interest expense                          -               -                -               -           259,193         259,193


                                                         For the three months ended December 31, 2004
                                ------------------------------------------------------------------------------------------------
                                Construction    Maintenance       Consumer         Testing          Other            Total
                                -------------   -------------    ------------    ------------    -------------   ---------------

Revenues                        $    318,496    $    618,137      $  192,209      $        -      $         -     $  1,128,842
Cost of sales                        228,738         406,304         124,180               -                -          759,222
Gross profit                          89,758         211,833          68,029               -                -          369,620
Operating expenses                    63,474         176,382         130,403               -           430,447         800,706
Income (Loss) from
operations                            26,284          35,451         (62,374)              -          (430,447)       (431,086)
Interest expense                          -               -                -               -           143,539         143,539


NOTE 7 - SUBSEQUENT EVENT

As discussed in Note 3, the Company recorded the transaction pursuant to NPA #2 in January 2006. The convertible note payable issued in January 2006 is convertible into 4.0 million shares of common stock, and the Company issued warrants to purchase 4.0 million shares of common stock pursuant to the agreements. As of January 31, 2006, the Company has issued convertible notes payable that are convertible into 46.5 million common shares, and has outstanding warrants that are exercisable for 19.9 million common shares.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 6 of Part II of our Form 10-KSB for the fiscal year ended September 30, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE THREE MONTHS
ENDED DECEMBER 31, 2004


Construction Services
---------------------
Construction Services revenues increased $389,000, or 122.1%, this quarter over the prior year quarter due to successful sales and marketing efforts targeting HBC's core customers. The team secured and completed contracts with major fuel system operators and successfully managed the margins. Gross margin percentage improved from 28.2% to 44.5% this quarter over the prior year quarter due to effective cost controls, improved purchasing power, increased management oversight, and timely internal reporting. We continue to improve and are focused on customer service and satisfaction. Repeat and referral business, along with negotiated contracts are the result of customer advocacy. Future sales and marketing efforts will continue to focus on relationship building with major oil and retail companies and large independent and regional operators. Regulatory deadlines that mandate system upgrades will fuel this effort. We have added key personnel to ensure quality workmanship and regulatory compliance. Operating expenses as a percentage of revenue held constant at 19% to 20% of revenues. This was expected because we made no significant changes other than to increase volume. Overall, Construction Services income from operations increased by $152,000, or 578.5%, this quarter over the prior year quarter based on these factors.


Maintenance Services
--------------------
Maintenance Services revenues decreased by $40,000, or 6.5%, from the prior year quarter to the current year quarter due to our decision to focus on higher quality customers and elimination of non-critical customers. Gross margin percentage improved from 34.3% to 48.9% this quarter over the prior year quarter for the same reason. We concentrated our efforts on improving the pedigree of our core customer base. Customers exhibiting unacceptable payment history, or that are continuously problematic, have been changed to COD status or have been refused service. Operating expenses as a percentage of revenue increased from 28.5% to 33.0%, or $14,000 in total, primarily because of higher fuel and maintenance costs on the truck fleet. Overall, the improved margin more than offset the decrease in revenue and percentage increase in operating expenses, and the net effect was that Maintenance Services' income from operations increased by $56,000, or 158.3%, quarter over quarter. We are focused on adjusting pricing to more accurately reflect rising operational costs. Sales and marketing efforts are primarily concentrated on maximizing depth and breadth of services offered to our core customers.

Consumer Services
-----------------
The quarter ended December 31, 2004 was the first month in which Consumer Services was operational, and revenues during the prior year quarter were limited by start-up challenges. Revenues increased $66,000, or 34.1%, this quarter over the prior year quarter due to stabilization of operations after initial start-up. Gross margin percentage improved from 35.4% to 40.1% quarter over quarter due to our restructuring of the work force and associated compensation, improved efficiency in the field operations, and implementation of stronger internal reporting and accounting controls and procedures. Operating expenses as percentage of revenue decreased from 67.8% to 54.1% quarter over quarter, but expressed in dollar value, operating expenses increased by $9,000 quarter over quarter. We expect operating expenses as a percentage of revenue to continue to decline as we improve our operational efficiency. The dollar value increase quarter over quarter is attributable primarily to higher fuel and maintenance costs in the current quarter on the truck fleet.

Other
-----
Corporate overhead decreased from $430,000 to $199,000, or 53.7%, quarter over quarter. In the prior year quarter, we incurred legal expenses of $161,000 primarily related to the bankruptcy filings and reorganization. In the current year quarter, we incurred legal expenses of $26,000 related primarily to on-going corporate matters, and legal expense decreased $135,000 quarter over quarter. Our payroll and consulting expenses decreased from $107,000 in the prior year quarter to $61,000 in the current year quarter, for a decrease in expenses of $46,000 quarter over quarter. The expenses were lower as a result of the prior year reorganization, and the headcount and use of consultants were reduced in the current year quarter. The remaining decrease in expenses quarter over quarter of $50,000 is attributable to management's concerted effort to control costs.

Interest expense increased from $116,000 to $260,000, or 80.8%, quarter over quarter. Interest expense in the current year quarter includes a charge for liquidated damages related to our failure to timely file a registration statement to register the shares underlying the convertible notes and warrants. No such charge was recorded in the prior year quarter because the contemplated registration statement was not late at that time.

Consolidated
------------
On a consolidated basis, our revenues increased $419,000, or 37.1%, quarter over quarter; our gross margin increased $332,000, or 89.9%, quarter over quarter; our operating expenses decreased $125,000, or 15.6% quarter over quarter; and our interest expense increased $116,000, or 80.8%, quarter over quarter, all as discussed above on a segment basis. Our net loss improved from $575,000 in the prior year quarter to $195,000 in the current year quarter, or an improvement of $380,000, or 66%. As discussed above, our revenues and gross margins increased quarter over quarter, and our operating expenses decreased quarter over quarter, and these improvements offset the increase in interest expense quarter over quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2005 and during the year ended September 30, 2005, we incurred net losses of $195,000 and $1.2 million, respectively. During the three months ended December 31, 2005, our operating activities provided cash of $76,000, but for the year ended September 30, 2005, we used $588,000 of cash for our operating activities. During the three months ended December 31, 2005, we purchased property and equipment totaling $100,000, and Burr Northrop, our President, advanced us $75,000.


At December 31, 2005, we have negative working capital of $1.6 million, and we owe Barron $1.1 million that is due September 30, 2006. We have not filed a registration statement to register the shares underlying the convertible notes payable, and will continue to incur liquidated damages at the rate of 36% per year on the outstanding balance of the notes payable until such registration statement is effective. We have not timely filed the registration statement due to the tumultuous restructuring process and due to our past inability to timely file our reports required under the Securities and Exchange Act of 1934.


In order to execute our business plan, we will need to acquire additional debt or equity financing. Our independent certified public accountants have stated in their report, included in our Form 10-KSB for the year ended September 30, 2005, that due to our net loss and negative cash flows from operations, in addition to a lack of operational history, there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2006. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

REVENUE RECOGNITION The Company recognizes revenues from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period.


The Company recognizes revenue from repair and installation services, in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.


The SEC's Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 104.

ALLOWANCE FOR DOUBTFUL ACCOUNTS We also maintain an allowance for doubtful accounts for potential uncollectible accounts receivable arising from our customers' inability to make required payments. Our estimate is determined by analyzing historical bad debts, customer payment history and patterns, customer creditworthiness, and economic, political or regulatory factors affecting the customer's ability to make the required payments.

INVENTORIES AND RELATED ALLOWANCES Net inventories are valued at the lower of the first-in, first-out, or FIFO, cost or market value and have been reduced by an allowance for excess, obsolete and potential scrap inventories. The estimated allowance for excess and obsolete inventories is based on inventories on hand compared to estimated future usage and sales and assumptions about the likelihood of scrap or obsolescence.

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

Changes in Internal Controls Over Financial Reporting. There have not been any changes in the our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


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

We do not expect the outcome of these matters to have a material effect on our financial condition or the results of our operations. The following lawsuits have been filed against us:

NK Heating & Air Conditioning filed complaint against the Company and its formerly owned subsidiary , CPI Development, Inc. in Los Angeles County Superior Court. The complaint alleges a breach of contract, and asks for damages of $98,000. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2005, the Company entered into settlement agreements with a vendor and with a law firm in which the Company issued 1,000,000 and 250,000 shares of common stock respectively.

As of December 31, 2005, the Company has subscribed for the issuance of 3,500 shares of common stock for services rendered.


As of December 31, 2005, the Company sold units consisting of convertible notes that are convertible into 42.5 million common shares and warrants that are exercisable for 15.9 million common shares. Conversion of the convertible notes and exercise of the warrants are limited such that the note holder can not convert notes or exercise warrants that would result in beneficial ownership by the holder or its affiliates of more than 4.9% of the outstanding common shares on the conversion or exercise date.


The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act") and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act. All of the investors took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

10.42** Warrant  Cancellation  from Barron  Partners,  L. P. dated September 30,
     2004
10.43** Settlement  Agreement  with San Diego Torrey Hills  Capital,  Inc. dated
     September 1, 2004
10.44** Settlement  Agreement with Donald G. St. Clair,  CPA dated September 30,
     2004
10.45** Termination of Investment Banking Agreement dated September 1, 2004 10.46* Note Purchase Agreement between Environmental Technologies, Inc. and
     Barron Partners, LP dated December 30, 2005.
10.47*  Registration  Rights  Agreement  with  Barron  Partners,   LP  regarding
     registration of shares, dated December 30, 2005.
10.48* Secured Convertible Note between Entech Environmental Technologies,  Inc.
     and Barron Partners, L.P. dated December 30, 2005.
10.49* Entech  Environmental  Technologies,  Inc.  Warrant  for the  Purchase of
     Common Stock, Barron Partners, LP.
21.** Subsidiaries
23.1** Consent of Independent Auditors
31.1* Certification of Chief Executive  Officer pursuant to 18 U.S.C.  Sec.1350, as adopted pursuant toSec.302 of the Sarbanes-Oxley Act of 2002.
31.2* Certification of Principal Financial and Accounting Officer pursuant to 18
     U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.2* Certification of Chief Executive  Officer pursuant to 18 U.S.C.  Sec.1350, as adopted pursuant to .906 of the Sarbanes-Oxley Act of 2002.
32.2* Certification of Principal Financial and Accounting Officer pursuant to 18
     U.S.C. Sec.1350, as adopted pursuant to .906 of the Sarbanes-Oxley Act of 2002.

----------
*   Filed  herewith.
**  Previously  Filed


* Filed herewith. ** Previously Filed

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.

Signature                            Title                        Date


/s/ Burr D Northrop         Chief Executive Officer         February 17, 2005
-------------------

Burr D. Northrop


/s/ R. B. Lassetter        Principal Accounting Officer     February 17, 2005
-------------------
R. B. Lassetter