Form 10QSB
period 2006-03-31
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2006-05-15
CIK 1066923

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2006

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 000-32249

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.

                 (Name of small business issuer in its charter)

            Florida                                        77-0616120
--------------------------------                      -------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

                         3233 Grand Avenue, Suite N-353
                       Chino Hills, California 91709-1489
          (Address and telephone number of principal executive offices)

                                 (909) 623-2502
                             -----------------------
                           (Issuer's telephone number)


         (Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 4, 2006, the issuer had 32,380,840 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes|_| No |X|

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................F-1
         Item 1.  Financial Statements................................F-1 to F-7
         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation.........................................3
         Item 3.  Controls and Procedures......................................6

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings............................................7
         Item 2.  Unregistered Sales of Equity Securities
                  and Use of Proceeds..........................................7
         Item 3.  Defaults Upon Senior Securities..............................8
         Item 4.  Submission of Matters to a Vote of
                  Security Holders.............................................8
         Item 5.  Other Information............................................8
         Item 6.  Exhibits.....................................................8

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                              CONSOLIDATED BALANCE SHEET
                                    MARCH 31, 2006
                                      (UNAUDITED)

Assets

Current assets:
Cash                                                               $     42,766
Accounts receivable, net allowance for
  doubtful accounts totaling $72,270                                  1,063,337
Costs and estimated earnings in excess
  of billings on uncompleted contracts                                   84,572
Inventories, net of reserve for excess
  and obsolete parts totaling $388,099                                  157,769
Prepaid expenses and other                                               63,127
                                                                    -----------
Total current assets                                                  1,411,571

Property and equipment, net                                             455,404

Other assets                                                             42,203
Goodwill                                                                 21,532
                                                                    -----------

Total assets                                                       $  1,930,530
                                                                    ===========


LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY:

Current liabilities:

Accounts payable                                                   $    611,300
Accrued interest and other                                              400,424
Accrued payroll                                                         149,791
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                      71,500
Purchase price payable                                                   45,656
Due to de-consolidated entities                                         793,025
Current portion of notes payable, net of
  discounts totaling $269,332                                           792,681
Current portion of note payable - related party                          26,804
                                                                    -----------
Total current liabilities
                                                                      2,891,181

Notes payable, net of current portion and
  net of discounts totaling $303,464                                     33,216
Note payable - related party, net of current portion                    106,478


Commitments and contingencies                                              --

Deficiency in stockholders' equity:
Preferred stock, $.001 par value; 10,000,000
  shares authorized; none issued and outstanding                           --
Common stock, $0.001 par value; 100,000,000
  shares authorized; 32,130,840 shares issued and outstanding            33,631
Additional paid-in capital                                           16,722,568
Common stock subscribed, 3,500 shares                                       597

Accumulated deficit                                                 (17,857,141)
                                                                    -----------
Total deficiency in stockholders' equity                             (1,100,345)
                                                                    -----------

Total liabilities and deficiency in stockholders' equity           $  1,930,530
                                                                    ===========

See accompanying notes to the consolidated financial statements.

                                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                  For the three months             For the six months
                                                     ended March 31,                ended March 31,
                                                --------------------------    --------------------------
                                                    2006           2005           2006           2005
                                                -----------    -----------    -----------    -----------
Revenues, net                                   $ 1,765,036    $ 1,418,666    $ 3,312,777    $ 2,547,508
Cost of goods sold                                1,311,829        714,851      2,157,572      1,474,073
                                                -----------    -----------    -----------    -----------
Gross profit                                        453,207        703,815      1,155,205      1,073,435

Operating expenses:
Selling, general, and administrative expenses       589,104        451,310      1,242,048      1,238,716
Depreciation and amortization                        33,988         12,735         56,617         26,035
                                                -----------    -----------    -----------    -----------
      Total operating expenses                      623,092        464,045      1,298,665      1,264,751
                                                -----------    -----------    -----------    -----------
Income (Loss) from operations                      (169,885)       239,770       (143,460)      (191,316)

Other income                                           --             --           37,935           --
Interest expense                                    293,564        162,721        552,757        306,260
                                                -----------    -----------    -----------    -----------
Loss before provision for income taxes             (463,449)        77,049       (658,282)      (497,576)

Provision for income taxes                             --             --             --             --
                                                -----------    -----------    -----------    -----------
Net income (loss)                               $  (463,449)   $    77,049    $  (658,282)   $  (497,576)
                                                ===========    ===========    ===========    ===========

Net loss per share - basic and fully diluted    $     (0.01)   $      0.00    $     (0.02)   $     (0.02)
                                                ===========    ===========    ===========    ===========
Basic and diluted weighted average
number of shares outstanding                     33,361,177     27,175,991     29,559,033     26,476,724
                                                ===========    ===========    ===========    ===========


See accompanying notes to the consolidated financial statements.

                         ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                          For the six months
                                                            ended March 31,
                                                       ----------------------
                                                         2006            2005
                                                       ---------    ---------

Net loss                                               $(658,282)   $(497,576)

Cash flows from operating activities:
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                          56,617       26,035
   Amortization of note discount                         300,218      254,857
   Reserve for bad debts                                      27         --
   Gain on settlement                                    (37,935)        --
Changes in:
   Accounts receivable                                    31,873     (847,883)
   Due to de-consolidated entities                       (20,000)        --
   Inventory                                              40,721      (93,458)
   Construction in progress                              (86,045)     317,411
   Other assets                                          (59,614)     (78,036)
   Accounts payable and accrued expenses                 374,301      333,334
                                                       ---------    ---------
Net cash provided by (used in) operating activities      (58,119)    (585,316)

Cash flows from investing activities:
   Purchases of property and equipment                   (99,647)     (19,707)
                                                       ---------    ---------
   Net cash used in investing activities                 (99,647)     (19,707)

Cash flows from financing activities:
   Proceeds from notes payable                           100,000      490,000
   Proceeds from notes payable - related party              --         20,000
   Principal payments on notes payable                   (12,621)        --
                                                       ---------    ---------
   Net cash provided by financing activities              87,379      510,000

                                                       ---------    ---------
Net increase (decrease) in cash                          (70,387)     (95,023)

Cash at beginning of period                              113,153      158,093
                                                       ---------    ---------
Cash at end of period                                  $  42,766    $  63,070
                                                       =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for interest               $    --      $    --
                                                       =========    =========

Cash paid during the period for income taxes           $    --      $    --
                                                       =========    =========

Beneficial conversion feature of convertible note      $ 256,680    $ 147,047
                                                       =========    =========

Value of warrants issued with convertible note         $  80,000    $ 353,054
                                                       =========    =========

See accompanying notes to the consolidated financial statements.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. The unaudited consolidated financial statements should be read in conjunction with the consolidated September 30, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Going Concern Issues
--------------------

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended September 30, 2005 and 2004, the Company incurred losses from continuing operations of $1.2 million and $16.0 million, respectively; and had negative cash flows from continuing operations of $588,000 and $1.7 million, respectively. As of March 31, 2006, the Company has negative working capital of $1.5 million, an accumulated deficit of $17.9 million, current portion of notes payable of $1.1 million after full amortization of the note discount, and accounts payable and accrued expenses of $1.0 million.

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

The assets acquired were valued at their fair market value, resulting in the recording of goodwill totaling approximately $22,000. Following is a breakdown of the purchase price allocation:

                      Amount
                   -----------
Vehicles            $  57,455
Equipment              37,590
Inventory               8,423
Goodwill               21,532

                   -----------
Purchase price      $ 125,000
                   ===========

Burr Northrop, the Company's President, advanced the funds to make the initial $75,000 purchase price payment, and the Company recorded this as an advance from related party. As noted below, the Company entered into a Note Purchase Agreement to finance the repayment of the advance, and the advance was repaid in January 2006.

NOTE 3 - NOTE PURCHASE AGREEMENTS

In September 2004, the Company entered into a Note Purchase Agreement ("NPA #1") whereby the Company would borrow a minimum of $100,000 and a maximum of $1,500,000 pursuant to a secured convertible note or convertible notes. Through March 31, 2006, the Company has borrowed $1.1 million under NPA #1, and this amount is due on September 30, 2006. The notes are convertible into 42.5 million common shares, and the Company issued warrants to purchase 15.9 million common shares to the note holder pursuant to NPA #1. The shares underlying the convertible notes and warrants have certain registration rights, and as of March 31, 2006, the Company has not filed a registration statement to register the underlying shares. The registration rights agreement for NPA #1 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not filed timely. The Company accrued the liquidated damages to interest expense for the year ended September 30, 2005, and the six months ended March 31, 2006.

In December 2005, the Company executed a Note Purchase Agreement ("NPA #2") to provide for repayment of the advance by Burr Northrop that was used to pay the initial purchase price in the acquisition of Pacific Coast Testing. NPA #2 provides for funding of $100,000 pursuant to a convertible note payable, and the funding did not occur until January 2006. Accordingly, the transaction was recorded in January 2006. The note bears interest at 8% per year, is due December 30, 2007, and is convertible into 4.0 million shares of common stock. The Company issued warrants to purchase 4.0 million common shares to the note holder in December 2005. The value of the note proceeds were allocated to the beneficial conversion feature and the warrants, resulting in a discount equal to the face value of the note. The note discount is being amortized to interest expense beginning on the funding date. The shares underlying the convertible note and warrants have certain registration rights. The registration rights agreement for NPA #2 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not filed timely. The Company did not incur any liquidated damages during the three months ended March 31, 2006 related to NPA #2.

In January 2006, the Company executed a Note Purchase Agreement ("NPA #3") to convert $236,680 of accrued liquidated damages on NPA #1 into a note payable. The note bears interest at 8%, is due January 26, 2008, and is convertible into approximately 9.5 million shares of common stock based on a conversion rate of one common share for every $.025 of note principal. The value of the note proceeds were allocated to the beneficial conversion feature, resulting in a discount equal to the face value of the note. The note discount is being amortized to interest expense beginning on the funding date. The shares underlying the convertible note have certain registration rights. The registration rights agreement for NPA #3 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not filed timely. The Company did not incur any liquidated damages during the three months ended March 31, 2006 related to NPA #3.

Conversion of the convertible notes and exercise of the warrants issued pursuant to NPA #1, NPA #2 and NPA #3 are limited such that the note holder can not convert notes or exercise warrants that would result in beneficial ownership by the holder or its affiliates of more than 4.9% of the outstanding common shares on the conversion or exercise date.

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

NOTE 5 - COMMON STOCK

As of March 31, 2006, the Company has outstanding convertible notes that are convertible into 55.9 million common shares and has outstanding warrants that are exercisable for 19.9 million common shares. Conversion of the convertible notes and exercise of the warrants are limited such that the note holder can not convert notes or exercise warrants that would result in beneficial ownership by the holder or its affiliates of more than 4.9% of the outstanding common shares on the conversion or exercise date.

As of March 31, 2006, the Company has subscribed for the issuance of 3,500 shares of common stock for services rendered.

The Company did not grant any stock options during the six months ended March 31, 2006 or during the years ended September 30, 2005 or 2004.

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

During the three months ended March 31, 2006 and 2005, we recognized approximately 74.1% and 49.9%, respectively, of our consolidated revenue from three and three significant customers, respectively. During the six months ended March 31, 2006 and 2005, we recognized approximately 57.7% and 39.3%, respectively, of our consolidated revenue from three and two significant customers, respectively. While we consider our relationships with the customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers. We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers. Intersegment revenues are not material and are not shown in the following tables.

The following table provides selected summary financial information data by segment.

                                                     For the three months ended March 31, 2006
                                ------------------------------------------------------------------------------------
                                Construction    Maintenance     Consumer      Testing       Other          Total
                                ------------    ------------   -----------    ---------   -----------    -----------
Revenues                         $  851,545      $  529,020     $ 296,342     $ 88,129     $       -     $1,765,036
Cost of sales                       705,831         355,864       209,734       40,400             -      1,311,829
Gross profit                        145,714         173,156        86,608       47,729             -        453,207
Operating expenses                  104,739         152,194       142,572       28,864       194,723        623,092
Income (Loss) from
  operations                         40,975          20,962      (55,964)       18,865      (194,723)      (169,885)
Interest expense                          -               -             -            -       293,564        293,564



                                                     For the three months ended March 31, 2005
                                ------------------------------------------------------------------------------------
                                Construction    Maintenance     Consumer      Testing       Other          Total
                                ------------    ------------   -----------    ---------   -----------    -----------
Revenues                         $  421,592      $  695,958     $ 301,116     $      -     $       -     $1,418,666
Cost of sales                       111,550         447,659       155,642            -             -        714,851
Gross profit                        310,042         248,299       145,474            -             -        703,815
Operating expenses                   83,736         131,239       120,586            -       128,484        464,045
Income (Loss) from
  operations                        226,306         117,060        24,888            -      (128,484)       239,770
Interest expense                          -               -             -            -       162,721        162,721


                                                      For the six months ended March 31, 2006
                                ------------------------------------------------------------------------------------
                                Construction    Maintenance     Consumer      Testing       Other          Total
                                ------------    ------------   -----------    ---------   -----------    -----------
Revenues                         $1,558,954      $1,106,806     $ 554,099     $ 92,918     $       -     $3,312,777
Cost of sales                     1,098,548         651,534       364,266       43,224             -      2,157,572
Gross profit                        460,406         455,272       189,833       49,694             -      1,155,205
Operating expenses                  241,094         342,748       282,019       38,858       393,946      1,298,665
Income (Loss) from
  operations                        219,312         112,524       (92,186)      10,836      (393,946)      (143,460)
Interest expense                          -               -             -            -       552,757        552,757


                                                      For the six months ended March 31, 2005
                                ------------------------------------------------------------------------------------
                                Construction    Maintenance     Consumer      Testing       Other          Total
                                ------------    ------------   -----------    ---------   -----------    -----------
Revenues                         $  740,088      $1,314,095     $ 493,325     $      -     $       -     $2,547,508
Cost of sales                       340,287         853,963       279,823            -             -      1,474,073
Gross profit                        399,801         460,132       213,502            -             -      1,073,435
Operating expenses                  147,211         307,621       250,988            -       558,931      1,264,751
Income (Loss) from
  operations                        252,590         152,511       (37,486)           -      (558,931)      (191,316)
Interest expense                          -               -             -            -       306,260        306,260



NOTE 7 - SUBSEQUENT EVENT

Effective April 30, 2006, we executed a secured convertible note payable for $167,843 as payment of liquidated damages from January 1, 2006 to April 20, 2006 on our other note obligations. The note bears interest at 8% per year, is due April 30, 2008, and is convertible into approximately 6.7 million common shares based on a conversion rate of one common share for every $.025 of note principal.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

Construction Services
---------------------

Construction Services revenues increased $430,000, or 102.0%, due to successful sales and marketing efforts targeting HBC's core customers. The team secured and completed contracts with major fuel system operators. Gross margin percentage decreased to 17.1% from 73.5% because our efforts during the quarter focused primarily on two large contracts on which we expected lower margins. Operating expenses as a percentage of revenue decreased from 19.9% to 12.3% because of our higher revenue base. On a gross dollar basis, operating expenses increased $21,000, or 25%. Insurance expenses were not allocated to the operating divisions in 2005, but were allocated to the operating divisions in 2006. Total allocated expenses for insurance in 2006 account for $10,000 of the increase in operating expenses. Higher fuel costs account for the remainder of the increase in operating expenses. Overall, Construction Services income from operations decreased by $185,000, or 81.9%, because of these factors.

Maintenance Services
--------------------

Maintenance Services revenues decreased $167,000, or 24.0%, due to our decision to focus on higher quality customers and elimination of non-critical customers. Gross margin percentage decreased to 32.7% from 35.7% because we had higher overall material costs. Operating expenses as a percentage of revenue increased to 28.8% from 18.9%, or $21,000 in total. Insurance expenses were not allocated to the operating divisions in 2005, but were allocated to the operating divisions in 2006. Total allocated expenses for insurance in 2006 account for $8,000 of the increase in operating expenses. Higher fuel costs and fleet maintenance account for the remainder of the increase in operating expenses. Overall, Maintenance Services income from operations decreased by $96,000 because of these factors.

Consumer Services
-----------------

Consumer Services revenues decreased $5,000, or 1.6%, because we had fewer installations during the period. Gross margin percentage decreased to 29.2% from 48.3% because we had overall higher material costs. Operating expenses as a percentage of revenue increased to 48.1% from 40.0%, or $22,000 in total.

Insurance expenses were not allocated to the operating divisions in 2005, but were allocated to the operating divisions in 2006. Total allocated expenses for insurance in 2006 account for $8,000 of the increase in operating expenses. Higher fuel costs and fleet maintenance account for the remainder of the increase in operating expenses. Consumer Services had income from operations of $25,000, compared to a loss from operations of $56,000 this quarter. The decrease is attributable to the factors discussed above.

Other
-----

Corporate overhead increased to $195,000 from $128,000, or 51.6%. In 2006, after adding back insurance expenses of $16,000 that were allocated out, corporate overhead for the 2006 period would have been $211,000. In 2005, after adding back non-recurring expense reductions of $105,000, corporate overhead for the 2005 period would have been $233,000. On a comparative basis, corporate overhead decreased $22,000, and this decrease is attributable to lower professional fees.

Interest expense increased to $294,000 from $163,000, or 80.4%. Interest expense in the current year quarter includes a charge for liquidated damages related to our failure to timely file a registration statement to register the shares underlying the convertible notes and warrants. No such charge was recorded in the prior year quarter because the contemplated registration statement was not late at that time. We also have a higher debt base in this quarter compared to the prior year quarter which attributes to the increase in interest expense.

Consolidated
------------

On a consolidated basis, our revenues increased $346,000, or 24.4%, our gross margin decreased $251,000, or 35.6%, our operating expenses increased $159,000, or 34.3%; and our interest expense increased $131,000, or 80.4%, all as discussed above on a segment basis. We recorded net income of $77,000 in the prior year quarter compared to a net loss of $463,000 in the current year quarter.

SIX MONTHS ENDED MARCH 31, 2006 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2005

Construction Services
---------------------

Construction Services revenues increased $819,000, or 110.6%, due to successful sales and marketing efforts targeting HBC's core customers. The team secured and completed contracts with major fuel system operators. Gross margin percentage decreased to 29.5% from 54.0% because our efforts during the second quarter of 2006 focused primarily on two large contracts on which we expected lower margins. Operating expenses as a percentage of revenue decreased from 19.9% to 15.5% because of our higher revenue base. On a gross dollar basis, operating expenses increased $94,000, or 63.8%. Insurance expenses were not allocated to the operating divisions in 2005, but were allocated to the operating divisions in 2006. Total allocated expenses for insurance in 2006 account for $21,000 of the increase in operating expenses. Increased payroll and employee related costs account for $50,000 of the increase while higher fuel costs account for the remainder of the increase in operating expenses. Overall, Construction Services income from operations decreased by $33,000, or 13.2%, because of these factors.

Maintenance Services
--------------------

Maintenance Services revenues decreased $207,000, or 15.8%, due to our decision to focus on higher quality customers and to eliminate of non-critical customers. Gross margin percentage increased to 41.1% from 35.0%. We had higher material costs in the second quarter of 2006, but year to date, our decision to focus on higher quality customers and to eliminate non-critical customers has favorably impacted our gross margin. Operating expenses as a percentage of revenue increased to 31.0% from 23.4%, or $35,000 in total. Insurance expenses were not allocated to the operating divisions in 2005, but were allocated to the operating divisions in 2006. Total allocated expenses for insurance in 2006 account for $26,000 of the increase in operating expenses. Higher fuel costs and fleet maintenance account for the remainder of the increase in operating expenses. Overall, Maintenance Services income from operations decreased by $40,000 because of these factors.

Consumer Services
-----------------

Consumer Services revenues increased 61,000, or 12.3%, because we had more installations during the period. Gross margin percentage decreased to 34.3% from 43.3% because we had overall higher material costs. Operating expenses as a percentage of revenue was consistent for the periods at 50.9%. In total, operating expenses increased $31,000. Insurance expenses were not allocated to the operating divisions in 2005, but were allocated to the operating divisions in 2006. Total allocated expenses for depreciation and insurance in 2006 account for $20,000 of the increase in operating expenses. Higher fuel costs and fleet maintenance account for the remainder of the increase in operating expenses. Overall, Consumer Services net loss from operations increased by $55,000 because of these factors.

Other
-----

Corporate overhead decreased to $394,000 from $559,000, or 29.5%. In 2006, after adding back insurance expenses of $67,000 that were allocated out, corporate overhead for the 2006 period would have been $461,000. In 2005, after adding back non-recurring expense reductions of $105,000, corporate overhead for the 2005 period would have been $664,000. On a comparative basis, corporate overhead decreased $197,000. We incurred significant legal fees in the prior period related to the bankruptcy filings of our former subsidiaries, and are not incurring those types of legal fees in the current period. The reduction in legal and professional fees, along with management's efforts to control costs attribute to the decreased in corporate overhead expense.

Interest expense increased to $553,000 from to $306,000, or 80.5%. Interest expense in the current year period includes a charge for liquidated damages related to our failure to timely file a registration statement to register the shares underlying the convertible notes and warrants. No such charge was recorded in the prior year quarter because the contemplated registration statement was not late at that time. We also have a higher debt base in this quarter compared to the prior year quarter which attributes to the increase in interest expense.

Consolidated
------------

On a consolidated basis, our revenues increased $765,000, or 30.0%; our gross margin increased $82,000, or 7.6%; our operating expenses increased $34,000, or 2.7%; and our interest expense increased $246,000, or 80.5%, all as discussed above on a segment basis. Our net loss increased to $658,000 from $498,000 based on the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2006 and during the year ended September 30, 2005, we incurred net losses of $658,000 and $1.2 million, respectively. During the six months ended March 31, 2006, we used $58,000 of cash for our operating activities, and for the year ended September 30, 2005, we used $588,000 of cash for our operating activities. During the six months ended March 31, 2006, we purchased property and equipment totaling $100,000; Burr Northrop, our President, advanced us $75,000, which we repaid; and we issued an 8% convertible note payable for $100,000.

At March 31, 2006, we have negative working capital of $1.5 million, and we have outstanding obligations to Barron Partners of an aggregate of $1.1 million that is due September 30, 2006. We have not filed a registration statement to register the shares underlying the convertible notes payable, and will continue to incur liquidated damages at the rate of 36% per year on the outstanding balance of the notes payable until such registration statement is effective. We have not timely filed the registration statement due to the restructuring process and the time devoted to the operations of the business...

In order to execute our business plan, we will need to acquire additional debt or equity financing. Our independent certified public accountants have stated in their report, included in our Form 10-KSB for the year ended September 30, 2005, and in Note 1 of this Form 10-QSB that due to our net loss and negative cash flows from operations, in addition to a lack of operational history, there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2006. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

As of March 31, 2006, the Company has subscribed for the issuance of 3,500 shares of common stock for services rendered.

As of March 31, 2006, the Company sold units consisting of convertible notes that are convertible into 42.5 million common shares and warrants that are exercisable for 15.9 million common shares. Conversion of the convertible notes and exercise of the warrants are limited such that the note holder can not convert notes or exercise warrants that would result in beneficial ownership by the holder or its affiliates of more than 4.9% of the outstanding common shares on the conversion or exercise date.

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

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.

Signature                            Title                           Date

/s/ Burr D Northrop           Chief Executive Officer             May 15, 2006
-------------------
Burr D. Northrop

/s/ R. B. Lassetter           Principal Accounting Officer        May 15, 2006
-------------------
R. B. Lassetter