Form 10QSB
period 2006-06-30
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2006-09-14
CIK 1066923

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2006

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 12, 2006, the issuer had 32,380,840 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes|_| No |X|

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................F-1
         Item 1.  Financial Statements...............................F-1 to F-10
         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation.........................................3
         Item 3.  Controls and Procedures......................................8

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings............................................9
         Item 2.  Unregistered Sales of Equity Securities
                  and Use of Proceeds..........................................9
         Item 3.  Defaults Upon Senior Securities.............................10
         Item 4.  Submission of Matters to a Vote
                  of Security Holders.........................................10
         Item 5.  Other Information...........................................10
         Item 6.  Exhibits....................................................10

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                              CONSOLIDATED BALANCE SHEET
                                     JUNE 30, 2006
                                      (UNAUDITED)

Assets

Current assets:

Cash                                                              $     27,974
Accounts receivable, net allowance for
  doubtful accounts totaling $85,825                                   889,914
Costs and estimated earnings in excess
  of billings on uncompleted contracts                                  88,700
Inventory                                                              121,043
Prepaid expenses and other                                              68,684
                                                                  ------------
Total current assets                                                 1,196,315

Property and equipment, net                                            425,993

Other assets                                                            40,091
                                                                  ------------

Total assets                                                      $  1,662,399
                                                                  ============


LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY:

Current liabilities:

Accounts payable                                                  $    585,336
Accrued interest and other                                             369,862
Accrued payroll                                                        154,578
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                    167,675
Purchase price payable                                                  39,756
Due to de-consolidated entities                                        793,025
Current portion of notes payable, net of
  discounts totaling $135,402                                          926,611
Current portion of note payable - related party                         27,343
                                                                  ------------
Total current liabilities                                            3,064,186


Notes payable, net of current portion and
  net of discounts totaling $415,312                                    89,211
Note payable - related party, net of current portion                    99,437


Commitments and contingencies                                             --

Deficiency in stockholders' equity:
Preferred stock, $.001 par value; 10,000,000
  shares authorized; none issued and outstanding                          --
Common stock, $0.001 par value; 100,000,000
  shares authorized; 32,380,840 shares
  issued and outstanding                                                32,381
Additional paid-in capital                                          16,896,661
Common stock subscribed, 3,500 shares                                      597

Accumulated deficit                                                (18,520,074)
                                                                  ------------
Total deficiency in stockholders' equity                            (1,590,435)
                                                                  ------------

Total liabilities and deficiency in stockholders' equity          $  1,662,399
                                                                  ============

        See accompanying notes to the consolidated financial statements.



                                         ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)



                                                    For the three months             For the nine months
                                                       ended June 30,                   ended June 30,
                                                ----------------------------    ----------------------------
                                                    2006            2005            2006            2005
                                                ------------    ------------    ------------    ------------
Revenues, net                                   $    963,625    $  1,790,403    $  3,722,302    $  3,844,586
Cost of goods sold                                   672,598       1,148,867       2,465,904       2,343,117
                                                ------------    ------------    ------------    ------------
Gross profit                                         291,027         641,536       1,256,398       1,501,469


Operating expenses:
Selling, general, and administrative expenses        464,744         494,205       1,433,026       1,481,933
Depreciation and amortization                         26,880          11,434          75,243          37,469
Goodwill impairment                                   21,532          48,412          21,532          48,412
                                                ------------    ------------    ------------    ------------
      Total operating expenses                       513,156         505,639       1,529,801       1,519,402
                                                ------------    ------------    ------------    ------------
Income (Loss) from continuing operations            (222,129)        135,897        (273,403)        (17,933)



Other income                                           6,171            --            44,106            --
Liquidated damages                                   167,821            --           358,459            --
Interest expense                                     224,740         155,096         586,859         461,356
                                                ------------    ------------    ------------    ------------
Loss from continuing operations before
  provision for income taxes                        (608,519)        (19,199)     (1,174,615)       (479,289)


Provision for income taxes                              --              --              --              --
                                                ------------    ------------    ------------    ------------
Net loss from continuing operations                 (608,519)        (19,199)     (1,174,615)       (479,289)


Discontinued operations, net of taxes                (54,414)        (29,491)       (146,600)        (66,977)
                                                ------------    ------------    ------------    ------------
Net loss                                        $   (662,933)   $    (48,690)   $ (1,321,215)   $   (546,266)
                                                ============    ============    ============    ============

Net loss per share - basic and fully diluted    $      (0.02)   $      (0.00)   $      (0.04)   $      (0.02)
                                                ============    ============    ============    ============


Basic and diluted weighted average
  number of shares outstanding                    32,377,507      27,789,728      32,380,747      26,914,392
                                                ============    ============    ============    ============


        See accompanying notes to the consolidated financial statements.

                           ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                     For the nine months
                                                                        ended June 30,
                                                                 -----------------------------
                                                                    2006           2005
                                                                 -----------    -----------
Net loss                                                         $(1,321,215)   $   546,266)
Add back: Net loss from discontinued operations, net of taxes       (146,600)       (66,977)
                                                                 -----------    -----------
Net loss from continuing operations                               (1,174,615)      (479,289)


Cash flows from continuing operating activities:
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

   Depreciation and amortization                                      75,243         37,469
   Common stock issued for services                                    5,000           --
   Goodwill impairment                                                21,532           --
   Amortization of note discount                                     490,143        387,470
   Reserve for bad debts                                               1,583           --
   Gain on settlement                                                (37,935)          --
Changes in:
   Accounts receivable                                               179,817       (662,918)
   Due to de-consolidated entities                                   (20,000)          --
   Inventory                                                          56,099        (96,355)
   Construction in progress                                            6,002         24,763
   Other assets                                                      (62,701)       (31,759)
   Accounts payable and accrued expenses                             484,505        352,737
                                                                 -----------    -----------
Net cash provided by (used in) continuing operating activities        24,673       (467,882)


Cash flows from continuing investing activities:
   Purchases of property and equipment                               (81,146)       (28,399)
                                                                 -----------    -----------
   Net cash used in continuing investing activities                  (81,146)       (28,399)

Cash flows from continuing financing activities:
   Proceeds from notes payable                                       100,000        490,000
   Proceeds from notes payable - related party                          --           20,000
   Principal payments on notes payable                               (19,123)       (20,000)
                                                                 -----------    -----------
   Net cash provided by continuing financing activities               80,877        490,000

Net cash used for discontinued operations                           (109,583)       (66,977)
                                                                 -----------    -----------
Net decrease in cash                                                 (90,179)       (73,258)


Cash at beginning of period                                          113,153        158,093
                                                                 -----------    -----------
Cash at end of period                                            $    27,974    $    84,835
                                                                 ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :


Cash paid during the period for interest                         $     8,250    $     3,045
                                                                 ===========    ===========

Cash paid during the period for income taxes                     $      --      $      --
                                                                 ===========    ===========


Beneficial conversion feature of convertible note                $   424,523    $   133,711
                                                                 ===========    ===========


Value of warrants issued with convertible note                   $    80,000    $   356,289
                                                                 ===========    ===========


        See accompanying notes to the consolidated financial statements.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. The unaudited consolidated financial statements should be read in conjunction with the consolidated September 30, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Going Concern Issues
--------------------

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended September 30, 2005 and 2004, the Company incurred losses from continuing operations of $1.2 million and $16.0 million, respectively; and had negative cash flows from continuing operations of $588,000 and $1.7 million, respectively. As of June 30, 2006, the Company has negative working capital of $1.9 million, an accumulated deficit of $18.5 million, current portion of notes payable of $1.1 million after full amortization of the note discount, and accounts payable and accrued expenses of $1.1 million.

Other than cash received from the collection of accounts receivable for construction and maintenance services, the Company's cash resources are generally limited to borrowings under the Note Purchase Agreements as discussed in Note 3. To date, the Company has borrowed $1.1 million under the original agreement which provides for total aggregate borrowings of $1.5 million. The Note Purchase Agreement provides certain restrictions on the Company's ability to raise funds from other resources. As a result, payments to vendors, lenders and employees may be delayed.

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

Basic and diluted net loss per share
------------------------------------

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all potential dilutive convertible shares and stock options or warrants were converted or exercised. The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive. The Company's weighted common shares outstanding for basic and dilutive were the same since the effect of common stock equivalents was anti-dilutive.

The Company has the following dilutive convertible notes payable and warrants as of June 30, 2006 and 2005 which were excluded from the calculation since the effect is anti-dilutive.

                                     2006              2005
                                 -------------    -------------
Convertible notes payable          62,661,400       42,480,480
Warrants                           28,355,555       24,355,555
                                 -------------    -------------
Total                              91,016,955       66,836,035
                                 =============    =============


Recent Accounting Pronouncements
--------------------------------

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). On April 14, 2005, the Securities and Exchange Commission ("SEC") announced the adoption of a rule that defers the required effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for small business issuers as of the beginning of the first fiscal year beginning after December 15, 2005. SFAS 123R will be effective for our fiscal year beginning October 1, 2006.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on the financial statements.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management believes that changes resulting from adoption of the FASB will not have a material effect on the financial statements taken as a whole.

In June 2005, the EITF reached a consensus on Issue 05-6, "Determining the Amortization Period for Leasehold Improvements," which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after June 29, 2005. Earlier application is permitted in periods for which financial statements have not been issued. The adoption of this Issue did not have an impact on the Company's financial statements.

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in this FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder's election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee's control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

In February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and In February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140". This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This
Statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is currently evaluating the impact of SFAS 155.

NOTE 2 - ACQUISITION OF ASSETS and GOODWILL IMPAIRMENT

Acquisition of Assets
---------------------

On December 9, 2005, the Company entered into an Asset Purchase and Sale Agreement with Pacific Coast Testing to acquire the assets of this fuel system testing company for $125,000. No liabilities were assumed as part of the transaction. The Company paid $75,000 of the purchase price at closing, and the remaining $50,000 was payable in May 2006. The final payment is subject to downward adjustment for issues that may arise subsequent to the transaction.

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
                  ===========

Burr Northrop, the Company's President, advanced the funds to make the initial $75,000 purchase price payment, and the Company recorded this as an advance from related party. As noted below, the Company entered into a Note Purchase Agreement to finance the repayment of the advance, and the advance was repaid in January 2006. The advance and $500 of interest were paid to Mr. Northrop in January 2006.

Goodwill Impairment
-------------------

The Company merged the Testing Services division with the Maintenance Services division during the three months ended June 30, 2006, and recorded a goodwill impairment charge of $21,532, which was the amount of goodwill recorded at acquisition.

NOTE 3 - NOTE PURCHASE AGREEMENTS AND LIQUIDATED DAMAGES

In September 2004, the Company entered into a Note Purchase Agreement ("NPA #1") whereby the Company would borrow a minimum of $100,000 and a maximum of $1,500,000 pursuant to a secured convertible note or convertible notes. Through June 30, 2006, the Company has borrowed $1.1 million under NPA #1, and this amount is due on September 30, 2006. The notes are convertible into 42.5 million common shares, and the Company issued warrants to purchase 15.9 million common shares to the note holder pursuant to NPA #1. The shares underlying the convertible notes and warrants have registration rights. The registration rights agreement for NPA #1 provides for liquidated damages equal to 36% per annum of the note principal in the event that a registration statement to register the underlying shares is not filed timely or declared effective timely. The Company filed a registration statement to register the shares underlying the convertible note payable and warrants on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $97,100 and $287,700 for the three months and nine months ended June 30, 2006. The Company did not record liquidated damages for the three months and nine months ended June 30, 2005.

In December 2005, the Company executed a Note Purchase Agreement ("NPA #2") to provide for repayment of the advance by Burr Northrop that was used to pay the initial purchase price in the acquisition of Pacific Coast Testing. NPA #2 provides for funding of $100,000 pursuant to a convertible note payable, and the funding did not occur until January 2006. Accordingly, the transaction was recorded in January 2006. The note bears interest at 8% per year, is due December 30, 2007, and is convertible into 4.0 million shares of common stock. The Company issued warrants to purchase 4.0 million common shares to the note holder in December 2005. The value of the note proceeds were allocated to the beneficial conversion feature and the warrants, resulting in a discount equal to the face value of the note. The note discount is being amortized to interest expense beginning on the funding date. The shares underlying the convertible note and warrants have registration rights. The registration rights agreement for NPA #2 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable and warrants on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $18,000 for the three months and nine months ended June 30, 2006. The Company did not record liquidated damages for the three months and nine months ended June 30, 2005.

In January 2006, the Company executed a Note Purchase Agreement ("NPA #3") to convert $236,680 of accrued liquidated damages on NPA #1 into a note payable. The note bears interest at 8%, is due January 26, 2008, and is convertible into approximately 9.5 million shares of common stock based on a conversion rate of one common share for every $.025 of note principal. The value of the note proceeds were allocated to the beneficial conversion feature, resulting in a discount equal to the face value of the note. The note discount is being amortized to interest expense beginning on the funding date. The shares underlying the convertible note have registration rights. The registration rights agreement for NPA #3 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $42,600 for the three months and nine months ended June 30, 2006. The Company did not record liquidated damages for the three months and nine months ended June 30, 2005.

In April 2006, the Company executed a Note Purchase Agreement ("NPA #4) to convert $167,843 of accrued liquidated damages on NPA #1, NPA #2 and NPA #3 into a note payable. The note bears interest at 8%, is due April 20, 2008, and is convertible into approximately 6.7 million shares of common stock based on a conversion rate of one common share for every $.025 of note principal. The value of the note proceeds were allocated to the beneficial conversion feature, resulting in a discount equal to the face value of the note. The note discount is being amortized to interest expense beginning on the funding date. The shares underlying the convertible note have registration rights. The registration rights agreement for NPA #4 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $10,100 for the three months and nine months ended June 30, 2006. The Company did not record liquidated damages for the three months and nine months ended June 30, 2005.

The notes referenced above are secured by the Company's assets, and the Company would lose all of its assets in the event of a default under the terms on the note agreements.

Conversion of the convertible notes and exercise of the warrants issued pursuant to NPA #1, NPA #2, NPA #3 and NPA #4 are limited such that the note holder can not convert notes or exercise warrants that would result in beneficial ownership by the holder or its affiliates of more than 4.9% of the outstanding common shares on the conversion or exercise date.

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

NOTE 5 - COMMON STOCK

In December 2005, the Company entered into a settlement agreement with a vendor to satisfy accounts payable totaling $163,000. Terms of the agreement provided for payment in cash of $35,000, and the issuance of 1,000,000 shares of common stock. The common shares issued were valued at $90,000, or $0.09 per share, which was the fair market value of the common stock on the agreement date. The resulting gain on settlement totaling $38,000 was recorded as other income during the nine months ended June 30, 2006.

In March 2006, the Company cancelled 1,500,000 shares previously issued to a former employee, and in April 2006, the Company issued 150,000 shares to replace the cancelled shares pursuant to an agreement between the Company and the former employee.

In April 2006, the Company issued 100,000 shares for public relations services covering the three months from March to May, 2006. The Company recorded compensation expense of $5,000 based on the closing market price of $0.05 on the date of issuance, April 4, 2006.

During the nine months ended June 30, 2006, the Company issued 4,225,015 shares that were previously subscribed. As of June 30, 2006, the Company has subscribed for the issuance of 3,500 shares of common stock for services rendered.

As of June 30, 2006, the Company has outstanding convertible notes that are convertible into 62.7 million common shares and has outstanding warrants that are exercisable for 24.4 million common shares. Conversion of the convertible notes and exercise of the warrants for 19.9 million common shares are limited such that the note holder can not convert notes or exercise warrants that would result in beneficial ownership by the holder or its affiliates of more than 4.9% of the outstanding common shares on the conversion or exercise date.

The Company did not grant any stock options during the nine months ended June 30, 2006 or during the years ended September 30, 2005 or 2004.

NOTE 6 - DISCONTINUED OPERATIONS

In June 2006, the Company discontinued the operations of the Consumer Services division, which consisted primarily of installation of home consumer products for a major retailer. The employees of the Consumer Services division were laid-off in and the fixed assets used in the Consumer Services Division were transferred to the Company's other divisions. The net loss from discontinued operations for the three and nine months ended June 30, 2006 was $54,400 and $146,600, respectively. The net loss from discontinued operations for the three and nine months ended June 30, 2005 was $29,500 and $67,000, respectively.

NOTE 7 - SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Beginning in October 2004, the Company operated in three segments: Construction Services; Maintenance Services, and Consumer Services. Beginning in December 2005, the Company added a new division called Testing Services. Beginning June 2006, the Company closed its Consumer Services division and merged the Testing Services division into the Maintenance Services division. The Company's Other segment includes primarily general and administrative expenses.

During the three months ended June 30, 2006, we recognized revenue of $155,000 from one customer in the Construction Services division, and $253,000 and $182,000 from two different customers in the Maintenance Services division. During the three months ended June 30, 2005, we recognized revenue of $335,000 from one customer in the Construction Services division, and $298,000 and $251,000 from two different customers in the Maintenance Services division.

During the nine months ended June 30, 2006, we recognized revenue of $1.1 million from one customer in the Construction Services division, and $737,000 and $664,000 from two different customers in the Maintenance Services division. During the nine months ended June 30, 2005, we recognized revenue of $546,000 from one customer in the Construction Services division, and $791,000 and $759,000 from two different customers in the Maintenance Services division.

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

                                              For the three months ended June 30, 2006
                                    --------------------------------------------------------
                                    Construction   Maintenance      Other       Consolidated
                                    ------------   -----------   -----------    ------------
Revenues                            $   346,229    $   617,396   $      --      $   963,625
Cost of sales                           317,731        354,867          --          672,598
Gross profit                             28,498        262,529          --          291,027
Operating expenses                       95,268        201,545       167,931        464,744
Depreciation expense and goodwill
  impairment                              2,388         36,348         9,676         48,412
Income (Loss) from operations           (69,158)        24,636      (177,607)      (222,129)
Interest expense and liquidated
  damages                                  --             --         392,561        392,561



                                            For the three months ended March 31, 2005
                                    --------------------------------------------------------
                                    Construction   Maintenance      Other       Consolidated
                                    ------------   -----------   -----------    ------------
Revenues                            $ 1,161,103    $   629,300   $      --      $ 1,790,403
Cost of sales                           748,986        399,881          --        1,148,867
Gross profit                            412,117        229,419          --          641,536
Operating expenses                       82,388        114,285       297,532        494,205
Depreciation expense and goodwill
  impairment                               --             --          11,434         11,434
Income (Loss) from operations           329,729        115,134      (308,966)       135,897
Interest expense and liquidated
  damages                                  --             --         155,096        155,096





                                            For the nine months ended June 30, 2006
                                    --------------------------------------------------------
                                    Construction   Maintenance      Other       Consolidated
                                    ------------   -----------   -----------    ------------
Revenues                            $ 1,905,183    $ 1,817,120   $      --      $ 3,722,303
Cost of sales                         1,416,280      1,049,625          --        2,465,905
Gross profit                            488,903        767,495          --        1,256,398
Operating expenses                      327,972        563,453       541,601      1,433,026
Depreciation expense and goodwill
  impairment                             10,777         56,046        29,952         96,775
Income (Loss) from operations           150,154        147,996      (571,553)      (273,403)
Interest expense and liquidated
  damages                                  --             --         945,318        945,318
Additions to long-lived assets             --           99,431         1,037        100,468



                                            For the nine months ended June 30, 2005
                                    --------------------------------------------------------
                                    Construction   Maintenance      Other       Consolidated
                                    ------------   -----------   -----------    ------------
Revenues                            $ 1,901,191    $ 1,943,395   $      --      $ 3,844,586
Cost of sales                         1,089,273      1,253,844          --        2,343,117
Gross profit                            811,918        689,551          --        1,501,469
Operating expenses                      229,599        408,606       843,728      1,481,933
Depreciation expense and goodwill
  impairment                               --           13,300        24,169         37,469
Income (Loss) from operations           582,319        267,645      (867,897)       (17,933)
Interest expense                           --             --         461,356        461,356
Additions to long-lived assets           12,784         14,783           832         28,399




NOTE 8: LEGAL PROCEEDINGS

The proceedings described below are in various stages. While the ultimate effect of the legal actions described below cannot be predicted with certainty, the Company expects that the proceedings against its subsidiaries will not result in liability to the Company due to the ongoing bankruptcy of CPI and AFFS.

The Company does not expect the outcome of these matters to have a material effect on its financial condition or the results of its operations. The following lawsuits have been filed against the Company:

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

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity

Other than described above, the Company is not engaged in any other litigation, and is unaware of any claims or complaints that could result in future litigation. The Company will seek to minimize disputes with its customers but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

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

RESULTS OF OPERATIONS

CONTINUING OPERATIONS
---------------------

Beginning in October 2004, the Company operated in three segments: Construction Services; Maintenance Services, and Consumer Services. Beginning in December 2005, the Company added a new division called Testing Services. Beginning June 2006, the Company closed its Consumer Services division and merged the Testing Services division into the Maintenance Services division. The Company's Other segment includes primarily general and administrative expenses.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2005

                                              For the three months ended June 30, 2006
                                    --------------------------------------------------------
                                    Construction   Maintenance      Other       Consolidated
                                    ------------   -----------   -----------    ------------
Revenues                            $   346,229    $   617,396   $      --      $   963,625
Cost of sales                           317,731        354,867          --          672,598
Gross profit                             28,498        262,529          --          291,027
Operating expenses                       95,268        201,545       167,931        464,744
Depreciation expense and goodwill
  impairment                              2,388         36,348         9,676         48,412
Income (Loss) from operations           (69,158)        24,636      (177,607)      (222,129)
Interest expense and liquidated
  damages                                  --             --         392,561        392,561



                                           For the three months ended March 31, 2005
                                    --------------------------------------------------------
                                    Construction   Maintenance      Other       Consolidated
                                    ------------   -----------   -----------    ------------
Revenues                            $ 1,161,103    $   629,300   $      --      $ 1,790,403
Cost of sales                           748,986        399,881          --        1,148,867
Gross profit                            412,117        229,419          --          641,536
Operating expenses                       82,388        114,285       297,532        494,205
Depreciation expense and goodwill
  impairment                               --             --          11,434         11,434
Income (Loss) from operations           329,729        115,134      (308,966)       135,897
Interest expense and liquidated
  damages                                  --             --         155,096        155,096



Construction Services
---------------------

Construction Services revenues decreased $(814,900), or 70.20% due to management's inability to secure and complete larger projects and to control cost. The failures can be attributed to inadequate operating capital to support large upfront costs, cyclical softening of the market, inadequate sales and marketing effort, and lack of bonding capacity. Gross margin percentage decreased to 8.2% from 35.5% because our efforts during the quarter focused primarily on two large contracts which underperformed.

Operating expenses as a percentage of revenue increased from 7.1% to 27.5% because of our lower revenue base in the current year quarter. On a gross dollar basis, operating expenses increased $12,900, or 15.6%. Bad debt expense increased $8,600, or 100%, during the current year quarter because we did not allocate bad debt expense to the divisions in the prior year quarter, which has no effect on consolidated operations. Employee related expenses decreased $10,100, or 19.2% during the current year quarter because we reduced our headcount by one project manager. Insurance expense increased $10,900, or 100%, during the current year quarter because we did not allocate insurance expense to the divisions in the prior year quarter, which has no effect on consolidated operations.

Overall, Construction Services incurred a loss from operations during the current year quarter of $69,200 compared to income from operations of $329,700 during the prior year quarter, a decrease of $398,900, or 121%, based on the factors discussed above.

Maintenance Services
--------------------
Maintenance Services revenues decreased $11,900, or 1.9%. Revenues were consistent because we made a business decision to focus on higher quality customers and elimination of non-critical customers, which had the effect of lowering maintenance related revenues by $35,200; and we recorded testing services related revenue of $23,300, which we did not have in the prior year quarter and which helped offset the decrease in maintenance services revenue. Gross margin percentage increased to 42.5% from 36.5% primarily because we increased our labor efficiency. Labor related charges in cost of goods sold decreased $25,300, or 14.2%.

Operating expenses as a percentage of revenue increased to 32.6% from 18.2%, or $45,600 in total. Bad debt expense increased $40,600, or 100%, during the current year quarter because we did not allocate bad debt expense to the divisions in the prior year quarter, which has no effect on consolidated operations. Insurance expense increased $13,000, or 100%, during the current year quarter because we did not allocate insurance expense to the divisions in the prior year quarter, which has no effect on consolidated operations. Employee related expenses increased $23,800, or 38.8%, due to salary increases and the addition of one employee.

We merged the Testing Services division with the Maintenance Services division during the current year quarter, and recorded a goodwill impairment charge during the current year quarter of $21,500, which was the amount of the goodwill recorded at acquisition.

Overall, Maintenance Services income from operations decreased $90,500, or 78.6%, based on the factors discussed above and cyclical softening of the market.

Other
-----

Corporate overhead decreased from $297,500 to $167,900 or 43.6%. We allocated insurance costs to the divisions in the current year, resulting in a decrease in overhead costs of $39,700 during the current year quarter. The remainder of the decrease is primarily attributable to lower legal, accounting and consulting fees in the current year quarter. We incurred higher legal, accounting and consulting fees in the prior year quarter related to our restructuring and bankruptcy filings.

Interest expense increased to $225,000 from $155,000, or 44.9%. We have a higher debt base this quarter compared to the prior year quarter which attributes to the increase in interest expense. Interest expense also includes amortization of the note discounts discussed in Note 3.

We recorded liquidated damages of $168,000 during the current year period related to our failure to timely file a registration statement to register the shares underlying the convertible notes and warrants discussed in Note 3. No such charge was recorded in the prior year quarter.

Consolidated
------------

On a consolidated basis, our revenues decreased $826,800, or 46.2%, our gross margin decreased $350,500, or 54.6%, our operating expenses decreased $29,500, or 6.0%; our liquidated damages expense increased $168,000, or 100%; and our interest expense increased $70,000, or 45.2%, all as discussed above on a segment basis. We recorded a net loss of $662,900 in the current quarter, compared to a net loss of $48,700 in the prior year quarter.

NINE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2005



                                              For the nine months ended June 30, 2006
                                    --------------------------------------------------------
                                    Construction   Maintenance      Other       Consolidated
                                    ------------   -----------   -----------    ------------
Revenues                            $ 1,905,183   $ 1,817,120   $      --      $ 3,722,303
Cost of sales                         1,416,280     1,049,625          --        2,465,905
Gross profit                            488,903       767,495          --        1,256,398
Operating expenses                      327,972       563,453       541,601      1,433,026
Depreciation expense and goodwill
  impairment                             10,777        56,046        29,952         96,775
Income (Loss) from operations           150,154       147,996      (571,553)      (273,403)
Interest expense and liquidated
  damages                                  --            --         945,318        945,318
Additions to long-lived assets             --          99,431         1,037        100,468




                                           For the nine months ended June 30, 2005
                                    --------------------------------------------------------
                                    Construction   Maintenance      Other       Consolidated
                                    ------------   -----------   -----------    ------------
Revenues                            $ 1,901,191   $ 1,943,395   $      --      $ 3,844,586
Cost of sales                         1,089,273     1,253,844          --        2,343,117
Gross profit                            811,918       689,551          --        1,501,469
Operating expenses                      229,599       408,606       843,728      1,481,933
Depreciation expense and goodwill
  impairment                               --          13,300        24,169         37,469
Income (Loss) from operations           582,319       267,645      (867,897)       (17,933)
Interest expense                           --            --         461,356        461,356
Additions to long-lived assets           12,784        14,783           832         28,399




Construction Services
---------------------

Construction Services revenues increased $4,000, or less than 1% due to cyclical softening of the market, inadequate sales and marketing effort, and inadequate operating capital. Gross margin percentage decreased to 25.7% from 42.7% because our efforts during the third quarter of 2006 focused primarily on two large contracts on which underperformed.

Operating expenses as a percentage of revenue increased from 12.1% to 17.2%. On a gross dollar basis, operating expenses increased $98,400, or 42.8%. Employee related costs increased $39,600, or 27.8%, during the current year period because our un-billable labor increased during the current period. Insurance expense increased $32,400, or 100%, during the current year period because we did not allocate insurance expense to the divisions in the prior year period, which has no effect on consolidated operations. Facility related costs increased $12,600, or 72.5% during the current year period because we rented additional storage space for vehicles, equipment and tools. Bad debt expense increased $4,200, or 100%, during the current year period because we did not allocate bad debt expense to the divisions in the prior year period, which has no effect on consolidated operations.

Overall, Construction Services income from operations decreased by $432,200, or 74.2%, because of these factors.

Maintenance Services
--------------------

Maintenance Services revenues decreased $126,300, or 6.5%. We made a business decision to focus on higher quality customers and to eliminate of non-critical customers, which reduced maintenance related revenues by $242,500. This decrease was offset by testing related revenues of $116,200 which we did not have in the prior year period. Gross margin percentage increased to 42.2% from 35.5% because we increased our labor efficiency. Labor related charges in cost of goods sold decreased $188,300, or 29.2%.

Operating expenses as a percentage of revenue increased to 31.0% from 21.0%, or $154,800 in total. Employee related expenses increased $53,300, or 23.6%, due to salary increases and the addition of one employee. Bad debt expense increased $43,400, or 100%, during the current year period because we did not allocate bad debt expense to the divisions in the prior year quarter, which has no effect on consolidated operations. Insurance expense increased $39,000, or 100%, during the current year period because we did not allocate insurance expense to the divisions in the prior year period, which has no effect on consolidated operations.

We merged the Testing Services division with the Maintenance Services division during the current year period, and recorded a goodwill impairment charge during the current year period of $21,500, which was the amount of the goodwill recorded at acquisition.

Other
-----

Corporate overhead decreased to $541,600 from $843,700, or 35.8%. We allocated insurance costs to the divisions in the current year, resulting in a decrease in overhead costs of $104,100 during the current year period. The remainder of the decrease is primarily attributable to lower legal, accounting and consulting fees in the current year period. We incurred higher legal, accounting and consulting fees in the prior year period related to our restructuring and bankruptcy filings.

Interest expense increased to $587,000 from $461,000, or 27.2%. We have a higher debt base during the current year period compared to the prior year period which attributes to the increase in interest expense. Interest expense also includes amortization of the note discounts discussed in Note 3.

We recorded liquidated damages of $358,000 during the current year period related to our failure to timely file a registration statement to register the shares underlying the convertible notes and warrants discussed in Note 3. No such charge was recorded in the prior year period.

Consolidated
------------

On a consolidated basis, our revenues decreased $122,200, or 3.2%; our gross margin decreased $245,100, or 16.3%; our operating expenses decreased $48,900, or 3.3%; liquidated damages increased $358,00, or 100%; and our interest expense increased $126,000, or 27.2%, all as discussed above on a segment basis. Our net loss increased to $1.3 million from $546,000 based on the factors discussed above.

DISCONTINUED OPERATIONS

In June 2006, we discontinued the operations of the Consumer Services division, which consisted primarily of installation of home consumer products for a major retailer. The employees of the Consumer Services division were laid-off in and the fixed assets used in the Consumer Services Division were transferred to the Company's other divisions. The net loss from discontinued operations for the three and nine months ended June 30, 2006 was $54,400 and $146,600, respectively. The net loss from discontinued operations for the three and nine months ended June 30, 2005 was $29,500 and $67,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2006 and during the year ended September 30, 2005, we incurred net losses of $1.3 million and $1.2 million, respectively. During the nine months ended June 30, 2006, our continuing operations provided $19,700 of cash; however, for the year ended September 30, 2005, we used $588,000 of cash for our operating activities. During the nine months ended June 30, 2006, we purchased property and equipment totaling $81,100 for our continuing operations; Burr Northrop, our President, advanced us $75,000, which we repaid; and we issued an 8% convertible note payable for $100,000.

At June 30, 2006, we have negative working capital of $1.9 million, and we have outstanding obligations to Barron Partners of an aggregate of $1.1 million that is due September 30, 2006. We filed a registration statement to register the shares underlying the convertible notes payable on June 2, 2006, and will continue to incur liquidated damages at the rate of 36% per year on the outstanding balance of the notes payable until such registration statement is effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2005, the Company entered into a settlement agreement with a vendor to satisfy accounts payable totaling $163,000. Terms of the agreement provided for payment in cash of $35,000, and the issuance of 1,000,000 shares of common stock. The common shares issued were valued at $90,000, or $0.09 per share, which was the fair market value of the common stock on the agreement date. The resulting gain on settlement totaling $38,000 was recorded as other income during the nine months ended June 30, 2006.

In December 2005, the Company entered into settlement agreement with a law firm in which the Company issued 225,000 shares of common stock. The services were performed during the year ended September 30, 2005, legal expense of $36,000 ($.016 per share) was recorded during the year ended September 30, 2005 based on the fair market value of the common stock, and the shares were subscribed for issuance as of September 30, 2005.

As of June 30, 2006, the Company has subscribed for the issuance of 3,500 shares of common stock for services rendered.

As of June 30, 2006, the Company sold units consisting of convertible notes that are convertible into 62.7 million common shares and warrants that are exercisable for 19.9 million common shares. Conversion of the convertible notes and exercise of the warrants are limited such that the note holder can not convert notes or exercise warrants that would result in beneficial ownership by the holder or its affiliates of more than 4.9% of the outstanding common shares on the conversion or exercise date.

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

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.

Signature                             Title                       Date

/s/ Burr D Northrop           Chief Executive Officer       September 14, 2006
-------------------
Burr D. Northrop              Chief Financial Officer