Form 10KSB
period 2006-09-30
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2007-01-16
CIK 1066923

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: September 30, 2006

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


                         Joseph I. Emas, Attorney at Law
                             1224 Washington Avenue
                           Miami Beach, Florida 33139
                             Telephone: 305.531.1174
            ---------------------------------------------------------
            (Name, address and telephone number of agent for service)

         Securities Registered Under Section 12(b) of the Exchange Act:

                                      None

         Securities Registered Under Section 12(g) of the Exchange Act:

                              Common Stock, $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. |X|

State issuer's revenues for its most recent fiscal year: $4,596,000

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the issuer's common stock held by non-affiliates of the registrant as of December 27, 2006 was approximately $789,000. Solely for purposes of the foregoing calculation, all of the issuer's directors and officers are deemed to be affiliates.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock, par value $.001 per share (the "Common Stock"), as of December 27, 2006, was 32,530,840.

Transitional Small Business Disclosure Format:

Yes|_| No |X|

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                              Report on Form 10-KSB
                  For the Fiscal Year Ended September 30, 2006

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.   Description of Business..........................................    3

Item 2.   Description of Property..........................................    9

Item 3.   Legal Proceedings................................................   10

Item 4.   Submission of Matters to Vote of Security Holders................   11

                                     PART II

Item 5.   Market for Common Equity, Related Stockholder Matters
          and Small Business Issuer Purchases of Equity Securities.........   11

Item 6.   Management's Discussion and Analysis or Plan of Operation........   12

Item 7.   Financial Statements.............................................   17

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.........................................   18

Item 8A.  Controls and Procedures..........................................   18

Item 8B.  Other Information................................................   18

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act................   18

Item 10.  Executive Compensation...........................................   20

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters..................................   21

Item 12.  Certain Relationships and Related Transactions...................   22

Item 13.  Exhibits.........................................................   23

Item 14   Principal Accountant Fees and Services...........................   27

Signatures ................................................................   28

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

o Christie-Peterson Development, a California corporation incorporated in 1995 (herein sometimes referred to as "Christie-Peterson"), a provider of construction, repair, and maintenance services for petroleum service stations in California, Nevada, and Arizona, which was placed into Chapter 7 bankruptcy on September 30, 2004, and is no longer actively engaged in business; and

o Advanced Fuel Filtration Services, Inc., a California corporation incorporated in 1995 (herein sometimes referred to as "AFFS"), a provider of comprehensive environmental management solutions for the petroleum industry, with operations including fuel and chemical transportation, hazardous and non-hazardous waste disposal, emergency HAZMAT response, and underground storage tank cleaning and filtration services, which was placed into Chapter 7 bankruptcy on September 30, 2004, and is no longer actively engaged in business.

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

GENERAL

H.B. COVEY, INC.

Our H.B. Covey subsidiary is a 58 year old construction and maintenance company that specializes in construction and maintenance services to the retail petroleum industry, to commercial and industrial users, to municipal organizations, and in support of major equipment manufacturers. H.B. Covey expanded its scope of services beginning in October 2004 to include installation of major household appliances for major retailers.

H.B. Covey is western states oriented with the heaviest concentration of infrastructure located in California. On occasion, we provide services in other states to give core customers a "one stop" support capacity or to take advantage of a target opportunity. The industry is subject to constant, increasingly restrictive environmental regulation. Traditionally, H.B. Covey targets select opportunities within these sectors that support the core competencies of its work force. Examples of these skill sets include:

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

CATEGORY I; MAJOR OIL AND RETAIL COMPANIES. These companies sell fuel as their primary retail strategy; have budgeted capital expenditures on a yearly basis; have in excess of 250 locations and complementary geographic coverage; engage in yearly maintenance contracts; and rely heavily on contracted services. These companies include BP, Exxon Mobil Corporation, Chevron, Shell, Valero, and Wal-Mart (Sam's Club).

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

We incurred net losses of approximately $1.47 million in fiscal year 2006, $1.23 million in fiscal year 2005, $28.9 million in fiscal year 2004, $457,000 in fiscal year 2003. Our expenses are currently greater than our revenues. Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins. We cannot assure you that we will achieve or maintain profitable operations in the future.

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

WE ARE EXPOSED TO POTENTIAL ENVIRONMENTAL LIABILITIES.

We  are  subject  to  environmental   laws  and  regulations,   including  those
concerning:

o    Emissions into the atmosphere;

o    Discharge into soil and ground water;

o    Handling and disposal of waste materials; and

o    Health and safety.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We lease our 8,000 square foot warehouse and office space in Chino, California from Burr D. Northrop, our President. The monthly rental rate is $6,500, and the lease provides for 3% annual increases in rent beginning in August, 2007. The lease term is for five years, and expires in July, 2010. Total future payments under the lease as of September 30, 2006 total $313,400. We believe that these facilities are adequate for our current operations. However, we expect that we could locate other suitable facilities at comparable rates, should we need more space.

We leased a storage yard near our warehouse and office space in Chino. The monthly rent under the lease was $1,000 per month. This lease was terminated in June, 2006.

We leased two storage units in Los Angeles County for storing water heaters, parts and equipment that we utilized in our Consumer Services Division. The combined monthly rent for these two units is $526 per month. This lease was terminated in June, 2006.

Future payouts under the leases for the warehouse, office and storage spaces are as follows:

  Year         Amount
--------    -----------
  2007          78,400
  2008          80,800
  2009          83,200
  2010          71,000
             ----------
             $ 313,400
             ==========


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

Our former chairman and chief executive officer, Steven Rosenthal filed a complaint against the Company in San Bernardino County Superior Court. The claim alleges the Company owes $761,539 relating to the termination of his employment agreement in 2004. As of the date of this report, we are disputing Mr. Rosenthal's claim that our obligations to him under the employment contract are still in force and effect.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended September 30, 2005, the shareholders of the Company elected Burr D. Northrop and Terence F. Leong to the Company's Board of Directors to hold office until the Company's Annual Meeting of Stockholders in 2006 or until their successors are duly elected and qualified; and ratified the appointment of Mendoza Berger & Company, LLP, as the Company's independent certified public accountant for the fiscal year ending September 30, 2006 and 2005

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol "EEVT.OB" If we fail to stay current with our required filings under the Exchange Act, our shares will only be quoted on the "pink sheets."

The below quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.


    Year ended 09/30/05              High               Low
----------------------------     -------------      -------------
      First quarter              $     0.16         $     0.05
      Second quarter             $     0.10         $     0.05
      Third quarter              $     0.19         $     0.05
      Fourth quarter             $     0.08         $     0.06

    Year ended 09/30/06              High               Low
----------------------------     -------------      -------------
      First quarter              $     0.18         $     0.03
      Second quarter             $     0.09         $     0.05
      Third quarter              $     0.08         $     0.02
      Fourth quarter             $     0.04         $     0.04




At September 30, 2006, there were 32,530,840 shares of our common stock outstanding. Our shares of common stock are held by approximately 88 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2005, the Company entered into a settlement agreement with a vendor to satisfy accounts payable totaling $162,935. Terms of the agreement provided for payment in cash of $35,000, and the issuance of 1,000,000 shares of common stock. The common shares issued were valued at $90,000, or $0.09 per share, which was the fair market value of the common stock on the agreement date. The resulting gain on settlement totaling $37,935 was recorded as other income.

During the three months ended March 31, 2006, the Company cancelled 1,500,000 shares previously issued to a former employee and issued 300,000 shares to replace the cancelled shares pursuant to an agreement between the Company and the former employee. The Company issued 100,000 shares for public relations services covering and recorded compensation expense of $5,000 based on the closing market price of $0.05 on the date of issuance, April 4, 2006.

During the three months ended September 30, 2006, the Company issued 4,225,015 shares that were previously subscribed. As of September 30, 2006, the Company has subscribed for the issuance of 4,225 shares of common stock for services rendered.

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

OVERVIEW

Our HBC subsidiary is a 59 year old construction and maintenance company that specializes in construction and maintenance services for the retail petroleum industry, commercial and industrial users, municipal organizations, and in support of major equipment manufacturers. HBC expanded its scope of services to include installation of major household appliances for major retailers in October 2004.

HBC is western states oriented with the heaviest concentration of infrastructure located in California. On occasion, we will provide services in various other states in order to provide a "one stop" support capacity to a core customer or to take advantage of a target opportunity. The industry, as a whole, is fueled by a constant barrage of environmental regulations which continue to evolve and become increasingly restrictive. Traditionally, HBC has targeted select opportunities within these sectors that support the core competencies of its work force. Examples of these skill sets include:


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

o Complete maintenance and support of all major equipment and electronics supported by a 24 hour per day maintenance dispatch center; and

HBC is generally divided into two divisions: Construction and Maintenance Services. Beginning in October 2004, the Company operated in three segments:
Construction Services; Maintenance Services, and Consumer Services. Beginning in December 2005, the Company added a new division called Testing Services. Beginning June 2006, the Company closed its Consumer Services division and merged the Testing Services division into the Maintenance Services division. The diversity of the two divisions provides stability and diversification, yet focuses on basic core competencies.

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

RECENT DEVELOPMENTS

None

RESULTS OF CONTINUING OPERATIONS

Years ended September 30, 2006 and 2005

As previously stated, beginning in October 2004, the Company operated in three segments: Construction Services; Maintenance Services, and Consumer Services. Beginning in December 2005, the Company added a new division called Testing Services. Beginning June 2006, the Company closed its Consumer Services division and merged the Testing Services division into the Maintenance Services division. The Company's other segment includes primarily general and administrative expenses. The results of operations and the cash flows of the Consumer Services division have been presented in the consolidated financial statements as discontinued operations. Prior to the discontinuation of the Consumer Services division, the Consumer Services division was presented as a separate operating segment and included with continuing operations. Accordingly management excluded these discontinued operations from its discussion and analysis of continuing operations for years ended September 30, 2006 and 2005.

REVENUE

Revenues totaled $4.6 million for 2006, a decrease of $0.5 million over 2005 when revenues totaled $5.1 million. During 2006, we recognized $2.2 million in revenue from construction services and $2.4 million from maintenance services. We had more construction and maintenance contracts in 2005 than 2006. We entered into the contract with a major home product retailer to install hot water heaters in October 2004, and we recognized $1.1 million in revenue under this contract in 2005, accounting for the remaining $1.1 million of the increase in revenues.

The decrease in construction and maintenance revenues is attributed to the closing of the Consumer Services, although management continues to focus on organic growth within the remaining divisions. The team continued to maximize opportunities afforded by its current customer base and was successful in winning and completing other lucrative contracts.

COST OF GOODS SOLD

Cost of goods sold totaled $2.6 million for 2006, a decrease of $0.3 million over 2005 when costs of goods sold totaled $2.9 million. Our gross margin in 2006 was 42% compared to 43% in 2005. Cost of sales decreased as a function of decreased sales, and our gross margin improved due to proficient management, controlled overhead expenses and improved purchasing power.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses totaled $1.8 million for 2006, a decrease of $0.5 million from 2005 when selling, general and administrative expenses totaled $2.9 million. Decreases and increases in components of selling, general and administrative expense are discussed below.

In 2005, we recorded $150,000 of expense related to the reorganization. We did not incur these expenses in 2006. Our bad debt expense decreased by $34,000 from 2005 to 2006, as we continue to reduce our collection exposure related to our receivables. Our use of attorneys and consultants decreased significantly after the reorganization, and legal and consulting expense decreased by $255,000 from 2005 to 2006. Our expenses related to the truck fleet increased by $22,000 in 2006 over 2005, and this was primarily the result of the reduction of our fleet of vehicles. Our employee related costs decreased by $143,000 in 2006 from 2005, and this was primarily the result of us having fewer employees on board. Our general liability and auto insurance premiums decreased during 2006 for reasons stated above, resulting in a decrease in insurance expense of $30,000 in 2006 over 2005.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for 2006 totaled $115,381, which $10,067 was from discontinued operations, an increase of $56,587 over 2005 when depreciation and amortization expense totaled $58,794. The increase is due to higher depreciable asset bases throughout the majority of the year ended September 30, 2006 because of the acquisition of depreciable assets.

GOODWILL IMPAIRMENT

During 2005, we wrote-off the goodwill recorded in its acquisition of PCT in the aggregate amount of $21,532.

INTEREST EXPENSE

Interest expense for 2006 totaled $1.32 million, and includes amortization of the note discount of $689,000 on the convertible notes payable issued to Barron, liquidated damages of $500,000 related to our failure to file a registration statement to register the common shares underlying the convertible notes payable and warrants issued to Barron, and the remainder represents "regular" interest on our outstanding obligations.

Interest expense for 2005 totaled $1.15 million, and includes amortization of the note discount of $500,000 on the convertible notes payable issued to Barron, liquidated damages of $370,000 related to our failure to file a registration statement to register the common shares underlying the convertible notes payable and warrants issued to Barron, and the remainder represents "regular" interest on our outstanding obligations.

LOSS FROM CONTINUING OPERATIONS

For the reasons stated above, the loss from continuing operations for 2006 totaled $1.28 million as compared to $1.15 million in 2005.

RESULTS OF DISCONTINUED OPERATIONS

We recorded a loss from discontinued operations of $184,787 for 2006 compared to $81,952 for 2005 related to the disposal of the Consumer Services division.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended September 30, 2006, we generated a net operating loss of $1.46 million, we provided cash from operating activities of $36,230; we purchased property and equipment totaling $100,685, and we raised $273,000 through the issuance of convertible notes payable and the sale of common stock. We financed our operations primarily through the use of these proceeds.

At September 30, 2005, we had negative working capital of $1.4 million, and we owed Barron $1.1 million. We have not filed a registration statement to register the shares underlying the convertible notes payable, and will continue to incur liquidated damages at the rate of 36% per year on the outstanding balance of the notes payable until such registration statement is effective.

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

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Tax Force in Issue No. 06-3 ("EITF 06-3"), "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)." The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company currently presents these taxes on a net basis and has elected not to change its presentation method.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of this Interpretation.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 30, 2006. The Company is currently assessing the impact, if any, of the adoption of SAB No. 108.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1 "Accounting for Planned Major Maintenance Activities", or FSP AUG AIR-1. FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable "accrue in advance" method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of AUG AIR-1.

In September 2005, the Emerging Issues Task Force reached a consensus on EITF 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which provides guidance on tax basis differences that arise from issuing convertible debt with a beneficial conversion feature. EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," requires that an in-the-money non-detachable conversion feature embedded in a convertible security be accounted for separately. This type of beneficial conversion feature is recognized and measured separately by allocating a portion of the proceeds on the issuance of the instrument, equal to the intrinsic value of the conversion option, to additional paid-in-capital. The convertible security is recorded at face value and a discount is recognized equal to the amount that is allocated to additional paid-in-capital. The consensus is required to be applied in fiscal periods beginning after December 15, 2005, by retroactive restatement of prior financial statements retroactive to the issuance of the convertible debt.

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

Notes to Consolidated Financial Statements.................................. F-7

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Entech Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Entech Environmental Technologies, Inc. (Company) and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entech Environmental Technologies, Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 1, the Company has incurred significant losses from operations. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Mendoza Berger & Company, LLP


Irvine, California
January 9, 2007

                   ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                         CONSOLIDATED BALANCE SHEET
                                SEPTEMBER 30

                                                                         2006           2005
                                                                    ------------    ------------
Assets

Current assets:
Cash                                                                $     83,315    $    113,153
Accounts receivable, net allowance for doubtful accounts
  totaling $42,641 and $72,242, respectively                             620,118       1,095,237
Costs and estimated earnings in excess of billings
  on uncompleted contracts                                                71,424          19,652
Inventories                                                              426,854         198,490
Prepaid expenses and other current assets                                 38,460          32,186
                                                                    ------------    ------------
Total current assets                                                   1,240,171       1,458,718

Property and equipment, net                                              384,306         411,836

Other assets                                                              40,092          35,420

                                                                    ------------    ------------
Total assets                                                        $  1,664,569    $  1,905,974
                                                                    ============    ============


LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable                                                    $    443,186    $    696,477
Accrued interest and other expenses                                      522,952         541,369
Accrued payroll                                                           89,188         181,331
Billings in excess of costs and estimated earnings on
  uncompleted contracts                                                  182,432          92,625
Purchase price payable                                                    36,791            --
Due to affiliated entities                                               793,025         813,025
Current portion of notes payable, net of discount
  totaling $351,729 and $536,333                                       1,099,546         525,679
Current portion of note payable - related party                           27,894          25,756
                                                                    ------------    ------------
Total current liabilities                                              3,195,014       2,876,262

Notes payable, net of current portion                                    115,261            --
Note payable - related party, net of current portion                      92,253         120,147

Commitments and contingencies                                               --              --

Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000,000 shares
  authorized; no shares issued and outstanding                              --              --
Common stock, $0.001 par value; 100,000,000 shares authorized;
  32,530,840 and28,405,825 shares issued and outstanding,
  respectively                                                            32,531          28,406
Additional paid-in capital                                            16,896,511      15,943,420
Common stock subscribed, 3,500 and 4,228,536 shares, respectively            597         136,598
Accumulated deficit                                                  (18,667,598)    (17,198,859)
                                                                    ------------    ------------
Total deficiency in stockholders' deficit                             (1,737,959)     (1,090,435)

                                                                    ------------    ------------
Total liabilities and deficiency in stockholders' deficit           $  1,664,569    $  1,905,974
                                                                    ============    ============


        See accompanying notes to the consolidated financial statements.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  For the years ended September 30
                                                                -------------------------------------
                                                                     2006                  2005
                                                                ----------------      ---------------
Revenues, net of returns and allowances                             $ 4,595,962          $ 5,098,774
Cost of goods sold                                                    2,639,675            2,897,083
                                                                ----------------      ---------------
Gross profit                                                          1,956,287            2,201,691

Operating expenses:
Selling, general, and administrative expenses                         1,823,102            2,281,963
Depreciation and amortization                                           105,314               58,794

      Total operating expenses                                        1,928,416            2,340,757
                                                                ----------------      ---------------

Loss from operations                                                     27,872             (139,066)

Other income (expense):                                                     --                   --
Gain on settlement                                                       37,935
Goodwill impairment                                                     (21,532)                 --
Loss on sale of fixed assets                                             (7,334)                 --
Amortization of note discount                                          (689,127)            (525,680)
Liquidated damages                                                     (500,606)            (370,511)
Interest expense                                                       (131,160)            (114,052)
                                                                ----------------      ---------------
Loss before provision for income taxes
and discontinued operations                                          (1,283,952)          (1,149,308)

Provision for income taxes                                                  --                   --
                                                                ----------------      ---------------
Loss from continuing operations                                      (1,283,952)          (1,149,308)

Loss from discontinued operations, net of income taxes                 (184,787)             (81,952)
                                                                ----------------      ---------------
Net loss                                                           $ (1,468,739)        $ (1,231,260)
                                                                ================      ===============

Net loss per share - basic and fully diluted                            $ (0.05)             $ (0.05)
                                                                ================      ===============


Net loss per share - continuing operations                              $ (0.04)             $ (0.05)
                                                                ================      ===============

Net loss per share - discontinued operations                            $ (0.01)             $ (0.00)
                                                                ================      ===============

Basic and diluted weighted average
number of shares outstanding                                         32,312,591           24,154,031
                                                                ================      ===============

        See accompanying notes to the consolidated financial statements.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                 STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2006


                                                                                  Common Stock                     Deficiency In
                                          Common Stock           Additional Paid      Subscribed,     Accumulated     Stockholders'
                                   --------------------------
                                      Shares        Amount         In Capital         Not issued        Deficit          Equity
                                   -------------  -----------  -------------------  --------------- ---------------  --------------
Balances at September 30, 2004       14,450,832     $ 14,451         $ 11,489,614      $ 3,436,258    $(15,967,599)   $ (1,027,276)
Shares issued to a service
  provider at  $0.65 per share           75,000           75                4,800                -               -           4,875
Shares issued to former emplyee
  at $0.06 per share                  1,500,000        1,500               88,500                -               -          90,000
Shares issued in June to
  investors in previous private
  placement offering as an
  adjustment to terms                    16,667           17                  (17)               -               -               -
Shares issued in legal settlement       500,000          500              397,625                -                         398,125
Shares issued for conversion of
  note and interest payable to
  a related party                       800,000          800               59,200                -               -          60,000
Shares issued as incentive
  compensation                          200,000          200               14,800                -               -          15,000
Issuance of previously subscribed
  shares                             10,863,326       10,863            3,388,798       (3,399,661)              -               -
Shares subscribed, not issued
  at $0.025 per share to
  investors. 4,000,036 shares                 -            -                    -          100,001               -         100,001
Value of warrants issued with
  convertible note                            -            -              353,053                -               -         353,053
Value of beneficial conversion
  feature of convertible note                 -            -              147,047                -               -         147,047
Loss from continuing operations               -            -                    -                -      (1,149,308)     (1,149,308)
Loss from discontinued operations             -            -                    -                          (81,952)        (81,952)
                                   -------------  -----------  -------------------  --------------- ---------------  --------------
Balances at September 30, 2005       28,405,825       28,406           15,943,420          136,598     (17,198,859)     (1,090,435)

                                                                                     Common Stock                     Deficiency In
                                          Common Stock           Additional Paid      Subscribed,     Accumulated     Stockholders'
                                   --------------------------
                                      Shares        Amount         In Capital         Not issued        Deficit          Equity
                                   -------------  -----------  -------------------  --------------- ---------------  --------------


Issuance of previously
  subscribed shares                   4,225,015        4,225              131,776         (136,001)              -               -
Shares issued in legal settlement     1,000,000        1,000               89,000                -               -          90,000
Shares issued to a service
  provider at $0.05 per share           100,000          100                4,900                -               -           5,000
 Net shares cancelled per
  agreement with former employee     (1,200,000)      (1,200)               1,200                -               -               -
Value of beneficial conversion
  feature of convertible notes                -            -              504,523                -               -         504,523

Waiver of liquidation damages                 -            -              221,692                -               -         221,692
Loss from continuing operations               -            -                    -                -      (1,283,952)     (1,283,952)
Loss from discontinued operations             -            -                    -                -        (184,787)       (184,787)

                                   -------------  -----------  -------------------  --------------- ---------------  --------------
                                     32,530,840     $ 32,531         $ 16,896,511            $ 597    $(18,667,598)   $ (1,737,959)
                                   =============  ===========  ===================  =============== ===============  ==============


        See accompanying notes to the consolidated financial statements.

                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      For the years ended September 30,
                                                                    ---------------------------------------
                                                                        2006                    2005
                                                                    --------------         ----------------
Net loss from continuing operations                                  $ (1,468,739)            $ (1,231,260)
Add back: Net loss from discontinued operations, net of taxes            (184,787)                 (87,192)
                                                                    --------------         ----------------
Net loss from continuing operations                                    (1,283,952)              (1,144,068)

Cash flows from continuing operating activities: Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation and amortization                                          105,314                   58,794
   Loss on sale of property and equipment                                   7,334                        -
   Common stock issued for services                                         5,000                  109,875
   Settlement of accounts payable                                         (37,935)                       -
   Goodwill impairment                                                     21,532                        -
   Amortization of note discount                                          490,143                  525,679
   Reserve for bad debts                                                  (29,601)                  60,988
   Inventory reserve                                                     (250,118)                       -
Changes in:
   Accounts receivable                                                    546,435                 (841,313)
   Due to affiliated entities                                             (20,000)                  23,573
   Inventory                                                               49,430                  (78,516)
   Construction in progress                                                38,035                  170,496
   Other assets                                                           (32,478)                  (9,271)
   Accounts payable and accrued expenses                                  427,091                  723,024
                                                                    --------------         ----------------
Net cash provided by  (used in) continuing operating activities            36,230                 (400,739)

Cash flows from investing activities:
   Proceeds from sale of property and equipment                             5,500                        -
   Purchases of property and equipment                                   (100,685)                 (43,628)
                                                                    --------------         ----------------
   Net cash used in investing activities                                  (95,185)                 (43,628)

Cash flows from financing activities:
   Proceeds from notes payable                                            183,724                  491,200
   Cash received from subscription of common stock                              -                  100,001
   Principal payments on notes payable                                     89,505                   (4,097)
                                                                    --------------         ----------------
   Net cash provided by financing activities                              273,229                  587,104

Net cash used in discontinued operations from continuing operations      (244,112)                (187,677)
                                                                    --------------         ----------------
Net increase (decrease) in cash                                           (29,839)                 (44,940)

Cash at beginning of period                                               113,153                  158,093
                                                                    --------------         ----------------
Cash at end of period                                                    $ 83,315                $ 113,153
                                                                    ==============         ================

Supplemental Disclosures of Cash Flow Information :

Cash paid during the period for interest                                 $ 10,742                  $ 6,652
                                                                    ==============         ================

Cash paid during the period for income taxes                                  $ -                      $ -
                                                                    ==============         ================

Common stock issued to consultants for services                           $ 5,000                  $ 4,875
                                                                    ==============         ================

Common stock issued to convert note payable and interest                      $ -                 $ 60,000
                                                                    ==============         ================

Common stock issued for accounts payable
                                                                        $ 127,935                      $ -
                                                                    ==============         ================
Common stock issued in satisfaction of amounts
owed to former management                                                     $ -                 $ 90,000
                                                                    ==============         ================

Common stock issued for legal settlement                                      $ -                $ 398,125
                                                                    ==============         ================

Common stock issued as incentive compensation
to management                                                                 $ -                 $ 15,000
                                                                    ==============         ================

16,667 additional shares of common stock
issued to investors in previous private placement                             $ -                     $ 17
                                                                    ==============         ================

Value of warrants issued with convertible note payable                   $ 80,000                $ 353,053
                                                                    ==============         ================

Beneficial conversion feature of convertible note payable               $ 424,523                $ 147,047
                                                                    ==============         ================

        See accompanying notes to the consolidated financial statements.

                    ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2006 AND 2005


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

In connection with Entech NV's acquisition of CPI, the total consideration paid was $3,238,483 and the significant components of the transaction were as follows:

   Net liabilities assumed in excess of assets        $   3,238,483
   Cash paid                                                      -
                                                      --------------
   Total consideration paid / goodwill                $   3,238,483
                                                      ==============


On September 30, 2004, CPI filed bankruptcy under Chapter 7 of the U.S. Bankruptcy Code.

In Connection with Entech NV's acquisition of Advanced Fuel, the total consideration paid was $2,855,626 and the significant components of the transaction were as follows:

   Net liabilities assumed in excess of assets        $   1,855,626
   Note payable                                           1,000,000
                                                      --------------
   Total consideration paid / goodwill                $   2,855,626
                                                      ==============

On September 30, 2004, Advanced Fuel filed bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. In connection with Entech NV's acquisition of H.B. Covey, the total consideration paid was $954,911 and the significant components of the transaction were as follows:

   Net assets acquired in excess of liabilities       $     (45,089)
   Note payable                                           1,000,000
                                                      --------------
   Total consideration paid / goodwill                $     954,911
                                                      ==============

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

The total consideration paid was $297,578 and the significant components of the transaction were as follows:

   Common stock retained                              $         315
   Liabilities assumed in excess of assets                   22,263
   Cash paid                                                275,000
                                                      --------------
   Total consideration paid / organization costs      $     297,578
                                                      ==============


Discontinued Operations
-----------------------

The Company's business plan contemplated the integration of CPI, Advanced Fuel, and H.B. Covey into a coordinated group providing a broad spectrum of services to fuel distribution facilities. The Company was unable to complete this integration and realize its business plan, and encountered severe operational and cash flow problems. In June 2004, the Company's board of directors authorized management to proceed with the disposal of two subsidiaries, CPI and Advanced Fuel. On September 30, 2004, the Company formally filed for Chapter 7 bankruptcy protection for CPI and Advanced Fuel in Los Angeles County, California (see Note 8).

In June 2006, the Company discontinued the operations of the Consumer Services division, which consisted primarily of installation of home consumer products for a major retailer. The employees of the Consumer Services division were laid-off in and the fixed assets used in the Consumer Services Division were transferred to the Company's other divisions. The net loss from discontinued operations for the years ended September 30, 2006 was $184,787 and $81,952, respectively.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, H.B. Covey, Inc. The balance sheets of CPI and Advanced Fuel have are not included in the balance sheet, consolidated statement of operations and consolidated statement of cash flows of the Company for the years ended September 30, 2006 and September 30, 2005.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended September 30, 2006 and 2005, the Company incurred losses from continuing operations of $1.28 million and $1.15 million, respectively. As of September 30, 2006, the Company has negative working capital of $1,215,818, an accumulated deficit of $18,667,598, current portion of notes payable of $1,127,440 after full amortization of the note discount, and accounts payable and accrued expenses of $1,092,117.

Other than cash received from the collection of accounts receivable for construction, maintenance and consumer services, the Company's cash resources are generally limited to borrowings under the Note Purchase Agreement as discussed in Note 8. To date, the Company has borrowed $1.2 million under the agreement, which provides for total aggregate borrowings of $1.5 million. The Note Purchase Agreement provides certain restrictions on the Company's ability to raise funds from other resources. As a result, payments to vendors, lenders and employees may be delayed.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's existence is dependent upon management's ability to develop profitable operations and to resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued development, marketing and selling of its services, and through additional debt or equity investment in the Company. The accompanying financial statements do not contain any adjustments related to this uncertainty.

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

Concentration of Credit Risk
----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts is $42,641 and $72,247 as of September 30, 2006 and 2005, respectively.

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

Inventory
---------

Substantially all of the inventories are either general merchandise or finished goods. Inventories are stated at the lower of cost or market. For determining the value of inventories, cost methods that reasonably approximate the first-in, first-out ("FIFO") method are used.

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

Stock Based Compensation
------------------------

The Company did not issue any stock-based employee compensation during the years ended September 30, 2006 and 2005.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2006 and 2005 and for subsequent periods.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment ("SFAS 123R"), which is effective as of the beginning of the first interim or annual period beginning after December 31, 2005. SFAS 123R requires all share-based payments to employees to be expensed over the requisite service period based on the grant-date fair value of the awards. The Statement allows for either prospective or retrospective adoption and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under Statement No 123, "Accounting for Stock-Based Compensation." Since the Company does not have any defined benefit post-retirement plans, the adoption of this pronouncement did not have any impact on the Company's results of operations or financial condition.

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

In September 2005, the Emerging Issues Task Force reached a consensus on EITF 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which provides guidance on tax basis differences that arise from issuing convertible debt with a beneficial conversion feature. EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," requires that an in-the-money non-detachable conversion feature embedded in a convertible security be accounted for separately. This type of beneficial conversion feature is recognized and measured separately by allocating a portion of the proceeds on the issuance of the instrument, equal to the intrinsic value of the conversion option, to additional paid-in-capital. The convertible security is recorded at face value and a discount is recognized equal to the amount that is allocated to additional paid-in-capital. The consensus is required to be applied in fiscal periods beginning after December 15, 2005, by retroactive restatement of prior financial statements retroactive to the issuance of the convertible debt.

Net Loss Per Common Share
-------------------------

The Company computes earnings (loss) per share under Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's warrants (calculated using the treasury stock method). During 2006 and 2005, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Tax Force in Issue No. 06-3 ("EITF 06-3"), "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)." The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company currently presents these taxes on a net basis and has elected not to change its presentation method.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of this Interpretation.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 30, 2006. The Company is currently assessing the impact, if any, of the adoption of SAB No. 108.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1 "Accounting for Planned Major Maintenance Activities", or FSP AUG AIR-1. FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable "accrue in advance" method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of AUG AIR-1.

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


NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at September 30 consist of the followings:

                                                           2006               2005
                                                      --------------     --------------
   Construction contract billings                     $     268,975      $     715,921
   Testing                                                    4,798                  -
   Maintenance billings                                     303,872            286,183
   Consumer billings                                         85,114            165,375
                                                      --------------     --------------
                                                            662,759          1,167,479
   Less allowance for uncollectible amounts                 (42,641)           (72,242)
                                                      --------------     --------------
                                                      $     620,118      $   1,095,237
                                                      ==============     ==============


NOTE 5 - UNCOMPLETED CONSTRUCTION CONTRACTS



The summary of activity on uncompleted construction contracts as of September 30 is as follows:


                                                           2006               2005
                                                      --------------     --------------
   Estimated earnings                                 $   1,312,030      $     951,252
   Less billings to date                                 (1,240,606)          (931,600)
                                                      --------------     --------------
   Costs and estimated earnings in excess of billings        71,424             19,652
   Less billings in excess of costs and estimated
   earnings                                                (182,432)           (92,625)
                                                      --------------     --------------
                                                      $    (111,008)     $     (72,973)
                                                      ==============     ==============

NOTE 6 - PROPERTY AND EQUIPMENT

Major classes of property and equipment at September 30 consist of the followings:


                                                           2006               2005
                                                      --------------     --------------
   Transportation equipment                           $     683,194      $     654,172
   Tools and equipment                                      163,545            149,038
   Office furniture and equipment                           241,724            216,386
   Leasehold improvements                                   150,000            150,000
                                                      --------------     --------------
                                                          1,238,463          1,169,596

   Less accumulated depreciation and amortization          (854,157)          (757,760)
                                                      --------------     --------------
   Net property and equipment                         $     384,306      $     411,836
                                                      ==============     ==============


Depreciation expense totaled $115,381, of which $10,067 was from discontinued operations for the year ended September 30, 2006 and $58,794 for the year ended September 30, 2005.

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

The assets acquired were valued at their fair market value, resulting in the recording of goodwill totaling $21,532, which was subsequently expensed (see
Note 7). Following is a breakdown of the purchase price allocation:


                                             Amount
                                          --------------

   Vehicles                               $      57,455
   Equipment                                     37,590

   Inventory                                      8,423
   Goodwill (see Note 6)                         21,532
                                          --------------
                                                125,000

                                          --------------
   Purchase price                         $     411,836
                                          ==============



Burr Northrop, the Company's President, advanced funds to the Company for the initial $75,000 purchase price payment, and the Company recorded this as an advance from related party. As noted below, the Company entered into a Note Purchase Agreement to finance the repayment of the advance, and the advance was repaid in January 2006. The advance and $500 of interest were paid to Mr. Northrop in January 2006.


NOTE 7 - IMPAIRMENT OF GOODWILL

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

o    significant operating losses during the past nine months

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

The Company merged the Testing Services division, acquired as part of the Asset Purchase and Sale Agreement with Pacific Coast Testing, with the Maintenance Services division and recorded a goodwill impairment charge of $21,532, which was the amount of goodwill recorded at acquisition.

NOTE 8 - DUE TO AFFILIATED ENTITIES

As discussed in Note 1, the Company completed a reorganization in 2004, and after failing to realize the then current business plan, two of the entities filed for bankruptcy protection in September 2004. The Company wrote-off its receivables from these entities in 2004. As of September 30, 2006 and 2005, the Company had liabilities to the affilIated entities totaling $54,000 and $813,000, respectively.

NOTE 9 - NOTE PURCHASE AGREEMENT AND LIQUIDATED DAMAGES

In September 2004, the Company entered into a Note Purchase Agreement ("NPA #1") whereby the Company would borrow a minimum of $100,000 and a maximum of $1,500,000 pursuant to a secured convertible note or convertible notes. Through September 30, 2006, the Company has borrowed $1.1 million under NPA #1, and this amount is due on September 30, 2006. The notes are convertible into 42.5 million common shares, and the Company issued warrants to purchase 15.9 million common shares to the note holder pursuant to NPA #1. The shares underlying the convertible notes and warrants have registration rights. The registration rights agreement for NPA #1 provides for liquidated damages equal to 36% per annum of the note principal in the event that a registration statement to register the underlying shares is not filed timely or declared effective timely. The Company filed a registration statement to register the shares underlying the convertible note payable and warrants on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $384,070 for the year ended September 30, 2006.

In December 2005, the Company executed a Note Purchase Agreement ("NPA #2") to provide for repayment of the advance by Burr Northrop that was used to pay the initial purchase price in the acquisition of Pacific Coast Testing. NPA #2 provides for funding of $100,000 pursuant to a convertible note payable, and the funding did not occur until January 2006. Accordingly, the transaction was recorded in January 2006. The note bears interest at 8% per year, is due December 30, 2007, and is convertible into 4.0 million shares of common stock. The Company issued warrants to purchase 4.0 million common shares to the note holder in December 2005. The value of the note proceeds were allocated to the beneficial conversion feature and the warrants, resulting in a discount equal to the face value of the note. The note discount is being amortized to interest expense beginning on the funding date. The shares underlying the convertible note and warrants have registration rights. The registration rights agreement for NPA #2 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable and warrants on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $27,090 for the year ended September 30, 2006.

In January 2006, the Company executed a Note Purchase Agreement ("NPA #3") to convert $236,680 of accrued liquidated damages on NPA #1 into a note payable. The note bears interest at 8%, is due January 26, 2008, and is convertible into approximately 9.5 million shares of common stock based on a conversion rate of one common share for every $.025 of note principal. The value of the note proceeds were allocated to the beneficial conversion feature, resulting in a discount equal to the face value of the note. The note discount is being amortized to interest expense beginning on the funding date. The shares underlying the convertible note have registration rights. The registration rights agreement for NPA #3 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $64,118 for the year ended September 30, 2006.

In April 2006, the Company executed a Note Purchase Agreement ("NPA #4) to convert $167,843 of accrued liquidated damages on NPA #1, NPA #2 and NPA #3 into a note payable. The note bears interest at 8%, is due April 20, 2008, and is convertible into approximately 6.7 million shares of common stock based on a conversion rate of one common share for every $.025 of note principal. The value of the note proceeds were allocated to the beneficial conversion feature, resulting in a discount equal to the face value of the note. The note discount is being amortized to interest expense beginning on the funding date. The shares underlying the convertible note have registration rights. The registration rights agreement for NPA #4 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $25,328 for the year ended September 30, 2006.

The Company recorded liquidated damages of $370,511 for all notes payable for the year ended September 30, 2005.

In October, 2006 the Company executed a Note purchase Agreement to convert $848,313 of accrued liquidated damages into a note payable. The note bears interest at 8%, is due on October 17, 2008, and is convertible into approximately 34 million shares of common stock based on a conversion rate of one common share for every $.025 of note payable. The shares underlying the convertible note have registration rights. . The registration rights agreement provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective.

In December 2006, the Company executed a Note purchase Agreement to borrow $15,000 pursuant to a secured convertible note or convertible note. The note bears interest at 8%, is due on December 11, 2008, and is convertible into approximately 600,000 shares of common stock based on a conversion rate of one common share for every $.025 of note payable and the Company issued warrants to purchase 225,000 common shares to the note holder. The shares underlying the convertible note have registration rights. . The registration rights agreement provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective.

The notes referenced above are secured by the Company's assets, and the Company would lose all of its assets in the event of a default under the terms on the note agreements. Conversion of the convertible notes and exercise of the warrants issued pursuant to NPA #1, NPA #2, NPA #3 and NPA #4 are limited such that the note holder can not convert notes or exercise warrants that would result in beneficial ownership by the holder or its affiliates of more than 4.99% of the outstanding common shares on the conversion or exercise date.

For income tax purposes the entire amount of the proceeds received at issuance of the debt is treated as the tax basis of the convertible debt security.

Borrowings under the Note Purchase Agreement and the related discounts are as follows as of September 30:



                                                           2006               2005
                                                      --------------     --------------
   Note proceeds                                      $   1,566,535      $   1,062,012
   Discount for value assigned to Note Warrants            (821,944)          (741,944)
   Discount for value assigned to Beneficial
   Conversion Feature                                      (744,591)          (320,068)
   Amortization of discounts                              1,214,806            525,680
                                                      --------------     --------------
   Net carrying value of notes payable                $   1,214,807      $     525,680
                                                      ==============     ==============


The values assigned to the Beneficial Conversion Feature and the Note Warrants are treated as a discount to the Notes, and are being amortized to interest expense over the terms of the Notes.

NOTE 10 - NOTES PAYABLE TO RELATED PARTIES

The Company has an outstanding note payable of $120,147 to Burr D. Northrop, the Company's President, at September 30, 2006. The Company issued the note in August 2005 as payment for tenant improvements to the leased facility. Mr. Northrop is the landlord of the leased property. The note bears interest at 8%, and provides for monthly payments of $3,041 through July 2010.

The Company converted a $50,000 note payable and $10,000 of interest payable to a related party into common stock through the issuance of 800,000 shares of common stock in August 2005.

NOTE 11 - CAPITAL STOCK

Issued and outstanding
----------------------

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of September 30, 2005, the Company had not issued any preferred stock. The Company is authorized to issue 100,000,000 shares of common stock, with a par value of $0.001 per share. As of September 30, 2006 and 20005, the Company has 32,530,840 and 28,405,825 shares of common stock issued and outstanding. As discussed below, the Company has 3,500 and 4,228,536 shares subscribed for future issuance as of September 30, 2006 and 2005, respectively.

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

During the year ended September 30, 2005, the Company entered into an agreement with an individual to settle claims against one of the affiliated entities totaling $398,125. The Company issued 500,000 shares of common stock and the $398,125 was recorded as a reduction in the amount due to affiliated entities.

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

In December 2005, the Company entered into a settlement agreement with a vendor to satisfy accounts payable totaling $162,935. Terms of the agreement provided for payment in cash of $35,000, and the issuance of 1,000,000 shares of common stock. The common shares issued were valued at $90,000, or $0.09 per share, which was the fair market value of the common stock on the agreement date. The resulting gain on settlement totaling $37,935 was recorded as other income.

In March 2006, the Company cancelled 1,500,000 shares previously issued to a former employee, and in April 2006, the Company issued 300,000 shares to replace the cancelled shares pursuant to an agreement between the Company and the former employee.

In April 2006, the Company issued 100,000 shares for public relations services covering the three months from March to May, 2006. The Company recorded compensation expense of $5,000 based on the closing market price of $0.05 on the date of issuance, April 4, 2006.

During the year ended September 30, 2006, the Company issued 4,225,015 shares that were previously subscribed. As of September 30, 2006, the Company has subscribed for the issuance of 4,225 shares of common stock for services rendered.

As of September 30, 2006, the Company has outstanding convertible notes that are convertible into 62.7 million common shares and has outstanding warrants that are exercisable for 24.4 million common shares. Conversion of the convertible notes and exercise of the warrants for 19.9 million common shares are limited such that the note holder can not convert notes or exercise warrants that would result in beneficial ownership by the holder or its affiliates of more than 4.99% of the outstanding common shares on the conversion or exercise date.

The Company did not grant any stock options during the years ended September 30, 2006 or 2005.

Shares subscribed, not issued
-----------------------------

During the year ended September 30, 2005, the Company subscribed 4,000,036 shares of common stock at $.025 per share to investors in a private placement. All subscribed shares had been issued as of September 30, 2006.

Following is a summary of the subscribed share activity:



Common Stock Subscribed, Not Issued (Shares)
--------------------------------------------
                                                                Incentive
                                                   Cash       Compensation      Services        Other          Total
                                                -----------    -----------    -----------    -----------    -----------
Balance at September 30, 2004                          --        6,400,000      1,580,869      3,110,957     11,091,826
Shares subscribed                                 4,000,036           --             --             --        4,000,036
Issuance of subscribed shares                          --       (6,400,000)    (1,352,369)    (3,110,957)   (10,863,326)
                                                -----------    -----------    -----------    -----------    -----------

Balance at September 30, 2005                     4,000,036           --          228,500           --        4,228,536
Issuance of subscribed shares                    (4,000,036)          --         (225,000)          --       (4,225,036)
                                                -----------    -----------    -----------    -----------    -----------

Balance at September 30, 2006                          --             --            3,500           --            3,500
                                                ===========    ===========    ===========    ===========    ===========


NOTE 11 - WARRANTS TO PURCHASE COMMON STOCK

The Company granted warrants in 2006 and 2005 in connection with capital formation efforts under the Note Purchase Agreement (see Note 8). The value attributed to the warrants has been credited to additional paid-in capital. The Company did not grant any stock options during the years ended September 30, 2005 or 2004.

Transactions involving warrants are summarized below:


                                                                 Weighted
                                             Warrants             average
                                            outstanding         exercise price
                                         ------------------    ---------------
Balance at September 30, 2004                16,854,055           $ 1.25

Granted                                       7,501,500             0.15
Exercised                                          --
Cancelled                                          --
                                         ------------------

Balance at September 30, 2005                24,355,555           $ 0.91
                                         ==================

Granted                                            --
Exercised                                          --
Cancelled                                    (7,150,000)
                                         ------------------

Balance at September 30, 2006                17,205,555           $ 0.31
                                         ==================





The following is a further breakdown of the warrants outstanding as of September 30, 2006:


                                                            Weighted average                  Weighted average
    Exercise                Number outstanding and        remaining contractual                exercise price
     prices                    exercisable                    life (years)                outstanding and exercisable
---------------------    ---------------------------    ------------------------    ---------------------------------
 $         0.15                      15,930,180                  3.05                         $        0.15
           1.10                         475,375                  2.33                                  1.10
           2.50                         400,000                  0.38                                  2.50
           3.00                         400,000                  0.38                                  3.00
                         ---------------------------
                                     17,205,555                  2.91                         $        0.31
                         ===========================

The following is a further breakdown of the warrants outstanding as of September 30, 2005:

                                                            Weighted average                  Weighted average
    Exercise                Number outstanding and        remaining contractual                exercise price
     prices                    exercisable                    life (years)                outstanding and exercisable
---------------------    ---------------------------    ------------------------    ---------------------------------
 $         0.15                      15,930,180                  4.00                         $        0.15
           1.00                       3,150,000                  4.05                                  1.00
           1.10                         475,375                  3.33                                  1.10
           2.00                       2,000,000                  3.33                                  2.00
           2.50                         400,000                  1.38                                  2.50
           3.00                         400,000                  1.38                                  3.00
           4.00                       1,000,000                  3.33                                  4.00
           6.00                       1,000,000                  3.32                                  6.00

                         ---------------------------
                                     24,355,555                  3.74                         $        0.91
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

Components of the deferred tax benefit (expense) as of September 30 were as follows:



                                                       2006              2005
                                                    ---------         ---------
Current:

  Federal                                           $    --           $    --
  State                                                  --                --

Deferred:

  Federal                                             364,000            13,000
  State                                                93,000            51,000

Change in valuation allowance                        (522,000)          (65,000)
                                                    ---------         ---------


Total                                               $    --           $    --
                                                    =========         =========


Components of deferred tax asset (liability) as of September 30 were as follows:



                                                     2006              2005
                                                  -----------       -----------
Deferred tax liabilities current:                 $      --         $      --


Beneficial conversion feature                        (293,000)         (126,000)
Accrued interest                                     (322,000)         (291,000)
                                                  -----------       -----------

Deferred tax asset non-current:

Net operating loss carryovers                     $ 6,352,000       $ 5,697,000
                                                  -----------       -----------
Valuation allowance                                (5,737,000)       (5,280,000)
                                                  -----------       -----------
Net deferred tax asset                            $      --         $      --
                                                  ===========       ===========


For income tax reporting purposes, the Company's aggregate unused federal net operating losses approximate $16.3 milliion which expire through 2026, subject to limitations of Section 382 of the Internal Revenue Code, as amended.

The Company has provided a valuation reserve against the full amount of the net deferred tax asset, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rates were as follows:

                                                        2006            2005
                                                       -------         -------
Statutory federal tax benefit rate                      34.00%          34.00%
Statutory state tax benefit rate                         5.83%           5.83%
                                                       -------         -------
                                                        39.83%          39.83%
Valuation allowance                                    (39.83%)        (39.83%)
                                                       -------         -------

Effective income tax rate                                0.00%           0.00%
                                                       =======         =======

NOTE 13 - COMMITMENTS AND CONTINGENCIES



Leases
------

The Company leases 8,000 square feet of warehouse and office space in Chino, California from Burr D. Northrop, the Company's President. The monthly rental rate is $6,500, and the lease provides for 3% annual increases in rent beginning in August, 2007. The lease term is for five years, and expires in July, 2010.

The Company leased a storage yard near the warehouse and office space in Chino. The monthly rent under the lease was $1,000 per month. This lease was terminated in June, 2006.

The Company also leased two storage units in Los Angeles County for storing water heaters and related equipment that we used in the consumer services division. The combined monthly rent for these two units is $526 per month. This lease was terminated in June, 2006

Future payouts under the leases for the warehouse, office and storage space are as follows:

   Year             Amount
------------       --------

   2007            $ 78,400
   2008              80,800
   2009              83,200
   2010              71,000

   2011                --
                   --------
                   $313,400
                   ========


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

We do not expect the outcome of these matters to have a material effect on our financial condition or the results of our operations. The following lawsuits have been filed against us:

NK Heating & Air Conditioning filed complaint against the Company and its formerly owned subsidiary , CPI Development, Inc. in Los Angeles County Superior Court. The complaint alleges a breach of contract, and ask for damages of $98,000. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.

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

Other
-----

Our former chairman and chief executive officer, Steven Rosenthal filed a complaint against the Company in San Bernardino County Superior Court. The claim alleges the Company owes $761,539 relating to the termination of his employment agreement in 2004. As of the date of this report, the Company is disputing Mr. Rosenthal's claim that our obligations to him under the employment contract are still in force and effect.

Pursuant to the agreement with Mr. Rosenthal, which was to terminate on November 30, 2006, he was to receive a salary of $360,000 per year, plus bonuses, cost of living increases, and other benefits. The agreement was renewable. In addition, Mr. Rosenthal received 1,000,000 shares of our common stock upon execution of his agreement. The Company has taken the position that the agreement has been terminated.

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

For the years ended 2006 and 2005, The Company paid Terence Leong, a board member, or his company an aggregate of $11,000 and $46,000 for consulting services provided to the Company.

Also, see Note 10, Notes Payable to Related Parties.

NOTE 15 - SEGMENT INFORMATION

Prior to September 30, 2004, the Company operated and reported its business operations internally in one business segment. With the signing of the contract with Sears in October 2004 to install hot water heaters and other consumer products, the Company began reporting its operations internally in three business segments: Construction Services, Maintenance Services and Consumer Services. The accounting policies for these reportable segments are the same as those of the Company as disclosed in Note2.

These segments operate in the United States, and their markets are regional to the West Coast. During the years ended September 30, 2006 and 2005, we recognized approximately 55 percent and 45 percent, respectively, of our consolidated revenue from continuing operations from three significant customers. While we consider our relationships with the customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers. We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers. Intersegment revenues are not material and are not shown in the following tables.

In September 2004, we formally filed for Chapter 7 bankruptcy protection for two of our subsidiaries, CPI and Advanced Fuel. All operations for CPI and Advanced Fuel are reflected as discontinued operations and are not included in the segment information below.

In June 2006, The Company discontinued its Consumer Services division and the results of these operations were included in discontinued operations and are not included in the segment information below. see Note 16.

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

The following table provides selected summary financial data by segment:



                                                     For the year ended September 30, 2006
                                              -------------------------------------------------------
                                             Construction   Maintenance       Other      Consolidated
                                              -----------   -----------    -----------    -----------
Revenues                                      $ 2,180,005   $ 2,415,958    $      --      $ 4,595,962
Cost of sales                                   1,729,932       909,743           --        2,639,675
Gross profit                                      450,073     1,506,215           --        1,956,288
Operating expenses                                430,978       700,417        653,771      1,785,767
Depreciation expense and goodwill
 impairment                                        12,109        53,501         39,705        105,314
Goodwill impairment                                  --         (21,532)          --          (21,532)
Loss on sale of fixed assets                         --          (7,334)          --           (7,334)
Amortization of note discount                        --            --         (689,127)      (689,127)
Liquidated damages                                   --            --         (500,606)      (500,606)
Interest expense                                     --            --         (131,160)      (131,160)
Income tax (expense) benefit                         --            --             --             --
Income (Loss) from operations                       6,986       723,430     (2,014,369)    (1,283,592)
Total assets                                      406,596       820,392        437,850      1,664,568




                                                     For the year ended September 30, 2005
                                              -------------------------------------------------------
                                             Construction   Maintenance       Other      Consolidated
                                              -----------   -----------    -----------    -----------


Revenues                                      $ 2,556,708   $ 2,542,066   $      --      $ 5,098,774

Cost of sales                                   1,315,755     1,581,328          --        2,897,083

Gross profit                                    1,240,953       960,738          --        2,201,691
Operating expenses                                365,221       580,012     1,336,730      2,281,963


Depreciation expense and goodwill
impairment                                           --          13,300        45,494         58,794

Goodwill impairment                                  --            --            --             --

Loss on sale of fixed assets                         --            --            --             --

Amortization of note discount                        --            --         525,680        525,680

Liquidated damages                                   --            --         370,511        370,511

Interest expense                                     --            --         114,051        114,051

Income tax (expense) benefit                         --            --            --             --
Income (Loss) from operations                     875,732       367,426    (2,392,466)    (1,149,308)
Additions to long-lived assets                    783,264       755,811       366,899      1,905,974


NOTE 16 - DISCONTINUED OPERATIONS

In June 2006, the Company discontinued the operations of the Consumer Services division, which consisted primarily of installation of home consumer products for a major retailer. The employees of the Consumer Services division were laid-off in and the fixed assets used in the Consumer Services Division were transferred to the Company's other divisions. The net loss from discontinued operations for years ended September 30, 2006 and 2005 were $184,787 and $81,952, respectively.

NOTE 17 - SUBSEQUENT EVENTS

In October, 2006 the Company executed a Note purchase Agreement to convert $848,313 of accrued liquidated damages into a note payable. The note bears interest at 8%, is due on October 17, 2008, and is convertible into approximately 34 million shares of common stock based on a conversion rate of one common share for every $.025 of note payable. The shares underlying the convertible note have registration rights. . The registration rights agreement provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective.

In December 2006, the Company executed a Note purchase Agreement to borrow $15,000 pursuant to a secured convertible note or convertible note. The note bears interest at 8%, is due on December 11, 2008, and is convertible into approximately 600,000 shares of common stock based on a conversion rate of one common share for every $.025 of note payable and the Company issued warrants to purchase 225,000 common shares to the note holder. The shares underlying the convertible note have registration rights. . The registration rights agreement provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

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

Effective on October 25, 2005, the Company dismissed Russell Bedford Stefanou Mirchandani, LLP ("RBSM") by declining to renew the engagement of RBSM as the independent accountant engaged to audit the financial statements of the Company and engaged Mendoza Berger & Co., LLP as its new independent registered public accounting firm for fiscal year ending September 30, 2006 and 2005.

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

ITEM 8B. OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The following table sets forth the name, age, and position of each executive officer and director who have served during the fiscal year ended September 30, 2006 and the term of office of each director of the Company.



  Name                       Age       Position
 -----                      -----     ----------


 Burr D. Northrop            43         President/Principal Financial Officer/
                                        Principal Accounting Officer/Chairman of
                                        the Board of Directors
 Terence F. Leong            41         Director

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



BURR D. NORTHROP: Burr D. Northrop managed compliance programs and fuel system renovations at Connor Environmental from March 1990 until June 1993. He served as president of Kaliber Construction and Engineering from June 1992 until June 1994, where he undertook soil and groundwater remediation projects. From 1992 until the present, he has served as vice president, secretary, treasurer, and president of H.B. Covey, Inc., our wholly-owned subsidiary. He was elected as our president on September 28, 2004.

TERENCE F. LEONG: Terence F. Leong, since 1996, has been the owner of Walker Street Associates, a management consulting firm. Mr. Leong started assisting the Company in August, 2004 by preparing a comprehensive review of the Company, its management and its operations. Mr. Leong joined the Board of Directors in September, 2004. He assists the Company on its capital requirements, strategic and operational management of its current and future operations.


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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended September 30, 2006, beneficial owners complied with
Section 16(a) filing requirements applicable to them, except that our executives are in the process of completing the appropriate forms but have not filed such forms for fiscal year ended September 30, 2006.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the most recent fiscal year) for services rendered in all capacities to Entech Environmental Technologies, Inc. and our subsidiaries for the fiscal years ended September 30, 2006 and 2005. No other officer had compensation of $100,000 or more for 2006 and 2005.



Summary Compensation Table
--------------------------
                                                Annual compensation                      Long term compensation
                                        ---------------------------------    -------------------------------------------------
                                                                                    Awards                    Payouts
                                                                             -----------------------   -----------------------
                                                                             Restricted    Securities
                                                                Other annual   stock       underlying    LTIP        All other
                                         Salary      Bonus      compensation   awards       options/    payouts    compensation
Name and principal position   Year        ($)         ($)          ($)          ($)          SARs         ($)          ($)
---------------------------- ------    ---------   ---------    ---------    ---------    ---------    ---------    ---------
Burr D. Northrop (1)          2006      150,010        -            -             -            -           -          12,000
                              2005      150,007      70,000         -             -            -           -          17,568


Kenneth Green (2)             2006      120,000        -            -             -            -           -          9,010
                              2005      119,998        -            -          15,000          -           -          6,300


(1) Mr. Northrop served as co-president with Mr. Parker until September 28, 2004, at which time Mr. Northrop became president. Annual compensation includes salary paid to Mr. Northrop. Restricted stock awards include 3,000,000 shares of our restricted common stock. All other compensation includes a car allowance and health insurance reimbursements. We recorded a bonus to Mr. Northrop of $70,000 for 2005.

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

Pursuant to the agreement with Mr. Rosenthal, which was to terminate on November 30, 2006, he was to receive a salary of $360,000 per year, plus bonuses, cost of living increases, and other benefits. The agreement was renewable. In addition, Mr. Rosenthal received 1,000,000 shares of our common stock upon execution of his agreement. The claim alleges the Company owes $761,539 relating to the termination of his employment agreement in 2004. As of the date of this report, we are disputing Mr. Rosenthal's claim that our obligations to him under the employment contract are still in force and effect.

OPTIONS AND STOCK APPRECIATION RIGHTS GRANT TABLE

There were no grants of stock options to the Named Executive Officers during the fiscal year ended September 30, 2005.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

We did not have any outstanding stock options or stock appreciation rights at end the fiscal year ended September 30, 2006.

LONG-TERM INCENTIVE PLAN AWARDS TABLE

We do not have any Long-Term Incentive Plans.

COMPENSATION OF DIRECTORS

During 2006, we did not compensate any of our directors for their services as board members.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

Our Articles of Incorporation and Bylaws provide for indemnification of officers and directors to the fullest extent permitted by Florida law. It is possible that we will be required to pay certain judgments, fines and expenses incurred by an officer or director, including reasonable attorneys fees, as a result of actions or proceedings in which such officers and directors are involved by reason of being or having been an officer or director provided that said officers or directors acted in good faith.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 30, 2006, information concerning ownership of our securities by:

o Each person who owns beneficially more than five percent of the outstanding shares of our common stock;
o    Each director;
o    Each named executive officer; and
o    All directors and officers as a group.

                                                   Shares beneficially owned (2)
                                                   -----------------------------
Name of beneficial owner (1)                           Number      Percent
-------------------------------------------------    ----------   ----------

Burr D. Northrop                                      4,283,524      13.2%
Kenneth Green                                         1,000,000       3.1%
Terence F. Leong                                        950,000       2.9%

All directors and executive officers
as a group (three persons)                            6,233,524      19.2%

Robert K. Christie (3)                                5,583,333      17.2%
Horizon Capital Investors LP (4)                      2,085,000       6.4%
Douglas L. Parker                                     1,753,265       5.4%

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Entech Environmental Technologies, Inc. 3233 Grand Avenue, Suite N-353, Chino Hills, CA, 91709. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he or she beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of December 26, 2005, there were issued and outstanding 32,530,840 shares of our common stock.
(3) Mr. Christie is a former officer and director, and we may be obligated to issue him an additional 1,000,000 shares pursuant to an agreement we reached with him in September 2004. We are disputing the issuance of the additional shares, and have recorded a liability on the balance sheet as of September 30, 2005 related to the potential issuance.
(4) These shares were acquired on December 17, 2004 from Barron Partners LP in a private transaction.

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Entech Environmental Technologies, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease our 8,000 square foot warehouse and office space in Chino, California from Burr D. Northrop, our President. The monthly rental rate is $6,500, and the lease provides for 3% annual increases in rent beginning in August, 2007. The lease term is for five years, and expires in July, 2010. Total future payments under the lease as of September 30, 2006 total $313,400.

We have an outstanding note payable of $120,147 to Burr D. Northrop at September 30, 2006. The Company issued the note in August 2005 as payment for tenant improvements to the leased facility. As noted above, Mr. Northrop is the landlord of the leased facility. The note bears interest at 8%, and provides for monthly payments of $3,041 through July 2010.

We converted a $50,000 note payable and $10,000 of interest payable to Kenneth Green into common stock through the issuance of 800,000 shares of common stock in August 2005.

We entered into note purchase agreements with Barron Partners LP in September 2004, and have borrowed a total of $1.1 million under these agreements through September 30, 2005. The notes issued pursuant to the agreements are convertible into 42.5 million shares at September 30, 2005. We also issued warrants to purchase 15.9 million shares at $0.15 per share.

We borrowed an additional $100,000 under note a payable agreement for the year ended September 30, 2006. We entered in to agreements to convert $404,523 of accrued liquidating damages to notes payable. These notes are convertible into an additional 40 million shares as of September 30, 2006.

The Company paid Terence Leong, a board member, or his company an aggregate of $11,000 and $46,000 for consulting services provided to the Company for 2006 and 2005, respectively.

Except as noted above, no related party had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

Any of our directors or officers;

Any person proposed as a nominee for election as a director;

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

Any of our promoters;

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

10.42**      Warrant  Cancellation  from Barron Partners,  L. P. dated September
             30, 2004

10.43** Settlement Agreement with San Diego Torrey Hills Capital, Inc. dated September 1, 2004

10.44** Settlement Agreement with Donald G. St. Clair, CPA dated September 30, 2004

10.45**      Termination of Investment Banking Agreement dated September 1, 2004

10.46** Note Purchase Agreement between Environmental Technologies, Inc. and Barron Partners, LP dated December 30, 2005.

10.47** Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated December 30, 2005.

10.48** Secured Convertible Note between Entech Environmental Technologies, Inc. and Barron Partners, L.P. dated December 30, 2005.

10.49** Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Barron Partners, LP.

10.50* Secured Convertible Note between Entech Environmental Technologies, Inc. and Barron Partners, L.P. dated October 17, 2006.

10.51* Secured Convertible Note between Entech Environmental Technologies, Inc. and Barron Partners, L.P. dated December 11, 2006.

10.52* Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated December 11, 2006.

21.1**       Subsidiaries

23.1*        Consent of Independent Auditors

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended 2006:
---------------

AUDIT FEES

As of September 30, 2006, Mendoza Berger & Company, LLP ("Mendoza") had completed its billings for all services related to the audit of our annual financial statements for 2006. Through the date of this report, Mendoza had billed us approximately $30,000 for audit and review services for the year ended September 30, 2006.

AUDIT-RELATED FEES

The aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for 2006 were $0.

ALL OTHER FEES

There were no other fees billed by Russell Bedford Stefanou Mirchandani LP ("RBSM") for professional services rendered, other than as stated under the captions Audit Fees and Audit-Related Fees for 2005. Mendoza billed us approximately $12,000 for services related SEC comments regarding filing of Form SB-2.

Year ended 2005:
---------------

AUDIT FEES

The aggregate fees billed for professional services rendered by RBSM for the audit and review of our annual financial statements for 2005 were approximately $30,000 prior to being replaced by ("Mendoza").

The aggregate fees billed by Mendoza for services related to the audit of our annual financial statements for 2005 were approximately $28,000.

AUDIT-RELATED FEES

The aggregate fees billed by RBSM and Mendoza for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for 2005 were $0.

ALL OTHER FEES

There were no other fees billed by RBSM or Mendoza for professional services rendered, other than as stated under the captions Audit Fees and Audit-Related Fees for 2005.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended September 30, 2005 by RBSM is compatible with maintaining RBSM's. Our Board of Directors considers that the work done for us related to the audit for the years ended September 30, 2006 and 2005 by Mendoza is compatible with maintaining Mendoza's independence.

AUDITOR'S TIME ON TASK

All of the work expended by RBSM and Mendoza on our September 30, 2006 and 2005 audit was attributed to work performed by their full-time, permanent employees.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.

     Signature                    Title                              Date

/s/ Burr D. Northrop    Chief Executive Officer and Director   January 16, 2007
--------------------
Burr D. Northrop