Form 10QSB
period 2006-12-31
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2007-03-19
CIK 1066923

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

COMMISSION FILE NUMBER: 000-32249

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Florida	77-0616120
(State or other jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

3233 Grand Avenue, Suite N-353
Chino Hills, California 91709-1489
(Address and telephone number of principal executive offices)

(909) 623-2502
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 19, 2007, the issuer had 32,530,840 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	December 31, 2006	September 30, 2006
Assets

Current assets:
Cash	$58,258	$83,315
Accounts receivable, net allowance for doubtful accounts totaling $42,641 and $42,641, respectively	605,083	620,118
Costs and estimated earnings in excess of billings on uncompleted contracts	41,547	71,424
Inventories	415,173	426,854
Prepaid expenses and other	41,033	38,460
Total current assets	1,161,094	1,240,171

Property and equipment, net	322,019	384,306

Other assets	24,967	40,092
Goodwill	-	-

Total assets	$1,508,080	$1,664,569

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable	$494,710	$443,186
Accrued interest and other	203,177	522,952
Accrued payroll	114,526	89,188
Billings in excess of costs and estimated earnings on uncompleted contracts	130,751	182,432
Purchase price payable	34,732	36,791
Due to affiliated entities	766,025	793,025
Current portion of notes payable, net of discount totaling $49,863 and $351,729, respectively	1,112,149	1,099,546
Advance from related party	-	-
Current portion of note payable - related party	28,455	27,894
Total current liabilities	2,884,525	3,195,014

Notes payable, net of current portion	572,836	115,261
Note payable - related party, net of current portion	84,926	92,253

Commitments and contingencies	-	-

Deficiency in stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,530,840 and
33,530,840 shares issued and outstanding, respectively	32,531	32,531
Additional paid-in capital	17,405,524	16,896,511
Common stock subscribed, 3,500 and 4,228,536 shares, respectively	597	597
Accumulated deficit	(19,472,859)	(18,667,598)
Total deficiency in stockholders' equity	(2,034,207)	(1,737,959)

Total liabilities and deficiency in stockholders' equity	$1,508,080	$1,664,569

See accompanying notes to the consolidated financial statements.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the three months ended December 31
	2006	2005

Revenues, net	$837,334	$1,285,194
Cost of goods sold	518,027	688,387
Gross profit	319,307	596,807

Operating expenses:
Selling, general, and administrative expenses	403,781	509,668
Depreciation and amortization	25,047	16,465
Total operating expenses	428,828	526,133

Loss from operations	(109,521)	70,674

Other income	-	37,935
Loss on sale of fixed assets	(18,240)	-
Interest expense	(677,500)	(259,193)
Loss before provision for income taxes
and discontinued operations	(805,262)	(150,584)

Provision for income taxes	-	-
Loss from continuing operations	(805,262)	(150,584)

Loss from discontinued operations, net of taxes	-	(81,952)
Net loss	$(805,262)	$(232,536)

Net loss per share - basic and fully diluted	$(0.02)	$(0.01)

Net loss per share - continuing operations	$(0.02)	$(0.00)

Net loss per share - discontinued operations	$-	$(0.00)

Basic and diluted weighted average number of shares outstanding	33,630,840	31,424,586

See accompanying notes to the consolidated financial statements.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the three months ended December 31
	2006	2005

Net loss from continuing operations	$(805,261)	$(150,584)
Add back: Net loss from discontinued operations, net of taxes	-	44,249
Net loss from continuing operations	(805,261)	(194,833)

Cash flows from continuing operating activities:
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	25,047	16,644
Loss on sale of property and equipment	18,240	-
Settlement of accounts payable	-	(37,935)
Amortization of note discount	115,878	134,543
Reserve for bad debts	-	23,623
Changes in:
Accounts receivable	15,035	(120,434)
Due to de-consolidated entities	(27,000)	(6,000)
Inventory	11,681	(43,278)
Construction in progress	(21,804)	11,006
Other assets	12,552	(65,561)
Accounts payable and accrued expenses	603,341	370,367
Net cash provided by (used in) continuing operating activities	(52,291)	88,142

Cash flows from investing activities:
Proceeds from sale of property and equipment	19,000	-
Purchases of property and equipment	-	-
Net cash provided by investing activities	19,000	-

Cash flows from financing activities:
Proceeds from notes payable	15,000	-
Advance from related party	-	75,000
Principal payments on notes payable	(6,766)	(6,247)
Net cash provided by financing activities	8,234	68,753

Net cash used in discontinued operations from continuing operations	-	(12,458)
Net cash used in discontinued operations from investing activities	-	(99,467)
Net increase (decrease) in cash	(25,057)	44,970

Cash at beginning of period	83,315	113,153
Cash at end of period	$58,258	$158,123

Supplemental Disclosures of Cash Flow Information :

Common stock issued to convert note payable and interest	$-	$-

Value of warrants issued with convertible note payable	$-	$-

Beneficial conversion feature of convertible note payable	$-	$-

See accompanying notes to the consolidated financial statements.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL INFORMATION
DECEMBER 31, 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. The unaudited consolidated financial statements should be read in conjunction with the consolidated September 30, 2006 financial statements and footnotes thereto included in the Company's SEC filing on Form 10-KSB.

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

Going Concern Issues

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the periods  ended December 31, 2006 and 2005, the Company incurred losses from continuing operations of $805,000 and $151,000, respectively. As of December 31, 2006,  the Company has negative working capital of $1.72 million, an accumulated deficit of  $19.47 million, current portion of notes payable of $1.1 million after full amortization  of the note discount.

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

Recent Accounting Pronouncements

Note 2 - Acquisition Of Assets And Goodwill Impairment

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

Amount
Vehicles	$57,455
Equipment	37,590
Inventory	8,423
Goodwill	21,532
Purchase price	$125,000

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

During the quarter ended March 30, 2006, the Company recorded a goodwill impairment charge of $21,532, which was the amount of goodwill recorded at acquisition.

Note 3 - Note Purchase Agreements And Liquidated Damages

In September 2004, the Company entered into a Note Purchase Agreement ("NPA #1") whereby the Company would borrow a minimum of $100,000 and a maximum of $1,500,000 pursuant to a secured convertible note or convertible notes. Through December 31, 2006, the Company has borrowed $1.1 million under NPA #1, and this amount is due on demand. The notes are convertible into 42.5 million common shares, and the Company issued warrants to purchase 15.9 million common shares to the note holder pursuant to NPA #1. The shares underlying the convertible notes and warrants have registration rights. The registration rights agreement for NPA #1 provides for liquidated damages equal to 36% per annum of the note principal in the event that a registration statement to register the underlying shares is not filed timely or declared effective timely. The Company filed a registration statement to register the shares underlying the convertible note payable and warrants on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $96,367 for the year three months ended December 31, 2006

In December 2005, the Company executed a Note Purchase Agreement ("NPA #2") to provide for repayment of the advance by Burr Northrop that was used to pay the initial purchase price in the acquisition of Pacific Coast Testing. NPA #2 provides for funding of $100,000 pursuant to a convertible note payable, and the funding did not occur until January 2006. Accordingly, the transaction was recorded in January 2006. The note bears interest at 8% per year, is due December 30, 2007, and is convertible into 4.0 million shares of common stock. The Company issued warrants to purchase 4.0 million common shares to the note holder in December 2005. The value of the note proceeds were allocated to the beneficial conversion feature and the warrants, resulting in a discount equal to the face value of  the note. The note discount is being amortized to interest expense beginning on the funding date. The shares underlying the convertible note and warrants have registration rights. The registration rights agreement for NPA #2 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable and warrants on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $9,074 for the three months ended December 31, 2006.

In January 2006, the Company executed a Note Purchase Agreement ("NPA #3") to convert $236,680 of accrued liquidated damages on NPA #1 into a note payable. The note bears interest at 8%, is due January 26, 2008, and is convertible into approximately 9.5 million shares of common stock based on a conversion rate of one common share for every $.025 of note principal. The value of the note proceeds were allocated to the beneficial conversion feature, resulting in a discount equal to the face value of the note. The note discount is being amortized to interest expense beginning on the funding date. The shares underlying the convertible note have registration rights. The registration rights agreement for NPA #3 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $21,476 for the three months ended December 31, 2006.

In April 2006, the Company executed a Note Purchase Agreement ("NPA #4) to convert $167,843 of accrued liquidated damages on NPA #1, NPA #2 and NPA #3 into a note payable. The note bears interest at 8%, is due April 20, 2008, and is convertible into approximately 6.7 million shares of common stock based on a conversion rate of one common share for every $.025 of note principal. The value of the note proceeds were allocated to the beneficial conversion feature, resulting in a discount equal to the face value of the note. The note discount is being amortized to interest expense beginning on the funding date. The shares underlying the convertible note have registration rights. The registration rights agreement for NPA #4 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of  $15,230 for the three months ended December 31, 2006.

In October, 2006 the Company executed a Note purchase Agreement to convert $848,313 of accrued liquidated damages into a note payable. The note bears interest at 8%, is due on October 17, 2008, and is convertible into approximately 34 million shares of common stock based on a conversion rate of one common share for every $.025 of note payable. The shares underlying the convertible note have registration rights. The registration rights agreement provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $25,937 for the three months ended December 31, 2006.

In December 2006, the Company executed a Note purchase Agreement to borrow $15,000 pursuant to a secured convertible note or convertible note. The note bears interest at 8%, is due on December 11, 2008, and is convertible into approximately 600,000 shares of common stock based on a conversion rate of one common share for every $.025 of note payable and the Company issued warrants to purchase 225,000 common shares to the note holder. The shares underlying the convertible note have registration rights. . The registration rights agreement provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $296 for the three months ended December 31, 2006.

The notes referenced above are secured by the Company's assets, and the Company would lose all of its assets in the event of a default under the terms on the note agreements.

Note 4 - Settlement Agreement

In June 2004, the Company's board of directors authorized management to proceed with the disposal of two subsidiaries, CPI and Advanced Fuel. On September 30, 2004, the Company formally filed for Chapter 7 bankruptcy protection for CPI and Advanced Fuel in Los Angeles County, California.

In October 2006, the Company entered into a settlement agreement with a CPI to satisfy accounts payable totaling $54,000 included as part of due to affiliated entities. Terms of the agreement provided for a cash payment of $27,000 in complete satisfaction of the liability. The resulting gain on settlement totaling $27,000 was recorded as an increase to additional paid-in capital during the three months ended December 31, 2006.

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

The Company had no capital transactions for the quarter ended December 31, 2006.

The Company did not grant any stock options during the three months ended December 31, 2006 or 2005.

Note 6 - Discontinued Operations

In June 2006, the Company discontinued the operations of the Consumer Services division, which consisted primarily of installation of home consumer products for a major retailer. The Company had completely disposed of the Consumer Division as of September 30, 2006. Results from operations for the three months ended December 31, 2005 have been restated to present the operations of the Consumer Division in discontinued operations.

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

During the three months ended December 31, 2006 and 2005, we recognized approximately 48% and 57%, respectively, of our consolidated revenue from five and six significant customers, respectively. During the three months ended December 31, 2006, we recognized revenue of $241,000 million from one customer in the Construction Services division, and $156,604 and from four different customers in the Maintenance Services division. During the three months ended December 31, 2005, we recognized revenue of $196,446 million from one customer in the Construction Services division, and $492,255 and from four different customers in the Maintenance Services division.

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

The following table provides selected summary financial information data by segment.

	For the three months ended December 31, 2006
	Construction	Maintenance	Other	Consolidated
Revenues	$314,953	$522,381	$--	$837,334
Cost of sales	219,592	298,435	--	518,027
Gross profit	95,361	223,946	--	596,808
Operating expenses	95,457	176,434	136,299	408,189
Depreciation expense and goodwill impairment	3,338	17,961	7,748	25,047
Income (Loss) from operations	(3,434)	33,551	(144,047)	(113,929)
Loss on sale of fixed assets	--	18,240	--	18,240
Interest expense and liquidated damages	--	--	641,391	641,391

	For the three months ended December 31, 2005
	Construction	Maintenance	Other	Consolidated
Revenues	$707,408	$577,786	$--	$1,285,194
Cost of sales	392,717	295,670	--	688,387
Gross profit	314,691	282,116	--	596,807
Operating expenses	132,494	184,959	192,215	509,668
Depreciation expense and goodwill impairment	3,861	5,595	7,009	16,465
Income (Loss) from operations	178,336	91,562	(199,224)	70,675
Other income	--	--	37,935	37,935
Interest expense and liquidated damages	--	--	259,193	259,193

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 6 of Part II of our Form 10-KSB for the fiscal year ended September 30, 2006.

Results of Operations

Continuing Operations

Beginning in October 2004, the Company operated in three segments: Construction Services; Maintenance Services, and Consumer Services. Beginning in December 2005, the Company added a new division called Testing Services. Beginning in June 2006, the Company closed its Consumer Services division and merged the Testing Services division into the Maintenance Services division. The Company's other segment includes primarily general and administrative expenses.

Construction Services

Construction Services revenues decreased $414,000 or 141% due to management's inability to secure and complete larger projects and to control cost. The failures can be attributed to change in key personnel, inadequate operating capital to support large upfront costs, cyclical softening of the market, inadequate sales and marketing effort, and lack of bonding capacity. Gross margin percentage decreased to 25% from 44% because our efforts during the quarter focused primarily on two large contracts which underperformed.

Operating expenses as a percentage of revenue increased from 19% to 33% because of our lower revenue base in the current year quarter. On a gross dollar basis, operating expenses decreased $41,000, or 13% because of efforts to reduce overhead costs. Employee related expenses decreased $28,000 or 50% during the current year quarter because we reduced our labor force. Insurance expense decreased $3,000, or 47%, during the current year quarter because of decreased personnel and reductions in insurance coverage and a decrease in the number of vehicles to be covered under the policy. Accordingly, vehicle related expenses decreased $7,000 or 59%.

Overall, Construction Services incurred a loss from operations during the current year quarter of $22,000 compared to income from operations of $178,000 during the prior year quarter, a decrease of $200,000, based on the factors discussed above.

Maintenance Services

Maintenance Services revenues decreased $60,000, or 12%. Revenues decreased because of slower than expected demand for services during December of 2006 and a a discontinuation of testing services during the three months ended December 31, 2006. Gross margin percentage decreased to 30% from 34% primarily because of increased material costs. Labor related charges remained consistent between periods.

Operating expenses as a percentage of revenue decreased to 30% from 34%, or $42,000 in total. Insurance expense decreased $3,000, or 22%, during the current year quarter because of reasons stated above.. Employee related expenses remained consistent with  the prior period. The portion of vehicle related expenses allocated to Maintenance Services decreased because of the reduction in fleet size as stated abiove.

Overall, Maintenance Services income from operations decreased $18,000, based on the factors discussed above.

Other

Corporate overhead decreased from $204,000 to $121,000 or 68%. The reduction in costs is the result of efforts to reduce legal, accounting and consulting fees in the current year quarter. We incurred higher legal, accounting and consulting fees in the prior year quarter related to our restructuring and bankruptcy filings.

Interest expense increased to $160,062 from $155,000, or 3.3%. We have a higher debt base this quarter compared to the prior year quarter which attributes to the increase in interest expense. Interest expense also includes amortization of the note discounts discussed in Note 3.

We recorded liquidated damages of $517,439 during the current year period related to our failure to timely file a registration statement to register the shares underlying the convertible notes and warrants discussed in Note 3. No such charge was recorded in the prior year quarter.

Consolidated

On a consolidated basis, our revenues from continuing operations decreased $826,800, or 58%, our gross margin decreased $301,000, or 101%, our operating expenses decreased $97,305, or 18%; our liquidated damages and interest expense increased $418,307, or 161%; segment basis. We recorded a net loss of $805,262 in the current quarter, compared to a net loss of $232,536 in the prior year quarter.

Discontinued Operations

In June 2006, we discontinued the operations of the Consumer Services division, which consisted primarily of installation of home consumer products for a major retailer. The employees of the Consumer Services division were laid-off in and the fixed assets used in the Consumer Services Division were transferred to the Company's other divisions. The net loss from discontinued operations for the three months ended December 31, 2006 and 2005 was $0 and $81,952 respectively.

Liquidity And Capital Resources

During the three months ended December 31, 2006 and 2005 we incurred net losses from continuing operations of $805,262 and $150,584, respectively. During the three months ended December 31, 2006, our continuing operations used $116,285 of cash; During the three months ended December 31, 2006, we sold property and equipment for $19,000.

At December 31, 2006, we have negative working capital of $2.37 million, and we have outstanding obligations to Barron Partners of an aggregate of $1.1 million that is due on demand and another $1.3 million that comes due at various dates during 2008. We filed a registration statement to register the shares underlying the convertible notes payable on June 2, 2006, and will continue to incur liquidated damages at the rate of 36% per year on the outstanding balance of the notes payable until such registration statement is effective.

In order to execute our business plan, we will need to acquire additional debt or equity financing. Our independent certified public accountants have stated in their report, included in our Form 10-KSB for the year ended September 30, 2006, and in Note 1 of this Form 10-QSB that due to our net loss and negative cash flows from operations, in addition to a lack of operational history, there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2006. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, or SEC, in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended September 30, 2006 includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our critical accounting policies are as follows:

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

1.1**	Investment Banking Agreement with Windstone Capital Partners dated October 24, 2003

2.1**	Plan and Agreement of Triangular Merger Between Environmental Technologies, Inc., Parr Sub One, Inc. and Christie-Peterson Development dated December 29, 2003

2.2**	Agreement of Merger between Christie-Petersen Development and Parr Sub One, Inc. filed December 30, 2003

2.3**	Plan and Agreement of Triangular Merger Between Environmental Technologies, Inc., Parr Sub Two, Inc. and Advanced Fuel Filtration Systems, Inc. dated December 29, 2003

2.4**	Agreement of Merger between Advanced Fuel Filtration, Inc. and Parr Sub Two, Inc. filed December 30, 2003

2.5**	Plan and Agreement of Triangular Merger Between Environmental Technologies, Inc., Parr Sub Three, Inc. and H.B. Covey, Inc. dated December 29, 2003

2.6**	Agreement of Merger between H.B. Covey, Inc. and Parr Sub Three, Inc. filed December 30, 2003

3.1.1**	Articles of Incorporation of Cyber Public Relations, Inc., filed June 18, 1998

3.1.2**	Amended and Restated Articles of Incorporation of Cyber Public Relations, Inc., changing the name of the corporation to Entech Environmental Technologies, Inc., filed March 22, 2004

3.1.3**	Articles of Incorporation of Point 2 Point Services, Inc., filed April 5, 2001

3.1.4**	Certificate of Amendment to Articles of Incorporation of Point 2 Point Services, Inc., changing the name of the corporation to Parr Development, Inc., filed December 31, 2002

3.1.5**	Amended and Restated Articles of Incorporation of Parr Development, Inc., changing the name of the corporation to Environmental Technologies, Inc., filed November 25, 2003

3.1.6**	Articles of Incorporation of Parr Sub One, Inc. filed December 19, 2003

3.1.7**	Articles of Incorporation of Parr Sub Two, Inc. filed December 19, 2003

3.1.8**	Articles of Incorporation of Parr Sub Three, Inc. filed December 19, 2003

3.1.9**	Articles of Incorporation of Christie-Petersen Development filed September 15, 1995

3.1.10**	Articles of Incorporation of YLD/Clean Fuels, Inc. filed September 18, 1995

3.1.11**	Certificate of Amendment of Articles of Incorporation of YLD/Clean Fuels, Inc., changing the name of the corporation to Advanced Fuel Filtration, Inc., filed September 27, 1997

3.1.12**	Articles of Incorporation of H.B. Covey, Inc., filed March 19, 1971

3.2.1**	Bylaws of Cyber Public Relations, Inc., adopted July 5, 1998

3.2.2**	Amended Bylaws of Cyber Public Relations, Inc. adopted February 16, 2004

3.2.3**	Amended and Restated Bylaws of Entech Environmental Technologies, Inc., adopted April 28, 2004

3.2.4**	Bylaws of Point 2 Point Services, Inc

3.2.5**	Bylaws of Parr Sub One, Inc. , adopted December 29, 2003

3.2.6**	Bylaws of Parr Sub Two, Inc., adopted December 29, 2003

3.2.7**	Bylaws of Parr Sub Three, Inc., adopted December 29, 2003

3.2.8**	Bylaws of Christie-Petersen Development, adopted September 22, 1995

3.2.9**	Bylaws of YLD/Clean Fuels, Inc. dated October 6, 1995

3.2.10**	Bylaws of Entech Environmental Technologies, Inc. adopted February 4, 2004

3.2.11**	Restated Bylaws of H.B. Covey, Inc. adopted April 1, 1999

3.3.1**	Charter of the Audit Committee of the Board of Directors of Cyber Public Relations, Inc., adopted January 29, 2004

3.3.2**	Charter of the Compensation Committee of the Board of Directors of Cyber Public Relations, Inc., adopted January 29, 2004

4.1**	Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated January 23, 2004

4.2**	Registration Rights Agreement with Wood Capital Associates, regarding registration of shares, dated January 23, 2004

4.3**	Registration Rights Agreement with Patricia L. Fiorese, regarding registration of shares, dated January 23, 2004

4.4**	Registration Rights Agreement with Vance Luedtke, regarding registration of shares, dated January 23, 2004

4.5**	Registration Rights Agreement with Diane C. Burge, regarding registration of shares, dated January 23, 2004

4.6**	Registration Rights Agreement with Clayton Chase, regarding registration of shares, dated January 23, 2004

4.7**	Registration Rights Agreement with James W. Moldermaker, regarding registration of shares, dated January 23, 2004

4.8**	Registration Rights Agreement with J. Kevin Wood, regarding registration of shares, dated January 23, 2004

4.9**	Registration Rights Agreement with Thomas Sheridan, regarding registration of shares, dated January 23, 2004

4.10**	Registration Rights Agreement with San Diego Torrey Hills Capital, regarding registration of shares, dated January 23, 2004

4.11**	Registration Rights Agreement with Norman E. Clarke, regarding registration of shares, dated January 23, 2004

4.12**	Registration Rights Agreement with Steven R. Green, regarding registration of shares, dated January 23, 2004

10.1**	Robert K. Christie Employment Agreement, dated December 15, 2003

10.2**	Steven D. Rosenthal Employment Agreement, dated December 15, 2003

10.3**	Douglas L. Parker Employment Agreement, dated December 15, 2003

10.4**	James R. Christ Employment Agreement, dated December 31, 2003

10.5**	Stock Pledge Agreement between Robert K. Christie and Environmental Technologies, Inc. dated December 29, 2003

10.6**	Stock Purchase Escrow Agreement between Barron Partners, LP, Cyber Public Relations, Inc. and Harbour, Smith, Harris &Merritt, P.C. dated January 21, 2004

10.7**	Capital Stock Exchange Agreement between the Registrant and the Stockholders of Environmental Technologies, Inc., dated January 21, 2004

10.8**	Stock Purchase Agreement between Environmental Technologies, Inc. and Barron Partners, LP dated January 14, 2004

10.9**	Amendment to Stock Purchase Agreement between Environmental Technologies, Inc. and Barron Partners, LP dated January 21, 2004

10.10**	Lease Agreement, effective October 1, 1999

10.11**	Lease Agreement, effective September 1, 2001

10.12**	Lease Agreement, effective November 15, 2002

10.13**	Amendment No. 2 to Lease, effective July 31, 2003

10.14**	First Amendment to Lease, effective September 3, 2003

10.15**	Cyber Public Relations, Inc. A Warrant for the Purchase of Common Stock

10.16**	Cyber Public Relations, Inc. B Warrant for the Purchase of Common Stock

10.17**	Cyber Public Relations, Inc. C Warrant for the Purchase of Common Stock

10.18**	Cyber Public Relations, Inc. D Warrant for the Purchase of Common Stock

10.19**	Cyber Public Relations, Inc. E Warrant for the Purchase of Common Stock

10.20**	Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Wood Capital Associates

10.21**	Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Patricia L. Fiorese

10.22**	Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Vance Luedtke

10.23**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Diane C. Burge

10.24**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Clayton Chase

10.25**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, James W. Moldermaker

10.26**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, J. Kevin Wood

10.27**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Thomas Sheridan

10.28**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, San Diego Torrey Hills Capital

10.29**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Norman E. Clarke

10.30**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Steven R. Green

10.31**	Settlement Agreement with Norman T. Reynolds, Esq., dated September 23, 2004

10.32**	Settlement Agreement with Stonegate Securities, dated September 21, 2004

10.33**	Settlement Agreement with Russell Bedford Stefanou Mirchandani LLP, dated September 21, 2004

10.34**	Settlement Agreement with Birch Advisors Ltd. dated September 30, 2004

10.35**	Settlement Agreement with Gerald Foster dated September 30, 2004

10.36**	Secured Convertible Note between Entech Environmental Technologies, Inc. and Barron Partners, L.P. dated September 30, 2004

10.37**	Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Barron Partners, L.P.

10.38**	Note Purchase Agreement between Environmental Technologies, Inc. and Barron Partners, LP dated September 30, 2004

10.39**	Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated September 30, 2004

10.40**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock for Barron Partners, LP

10.41**	Escrow Agreement between Entech Environmental Technologies, Inc., Robert K. Christie and Norman T. Reynolds dated September 29, 2004

10.42**	Warrant Cancellation from Barron Partners, L. P. dated September 30, 2004

10.43**	Settlement Agreement with San Diego Torrey Hills Capital, Inc. dated September 1, 2004

10.44**	Settlement Agreement with Donald G. St. Clair, CPA dated September 30, 2004

10.45**	Termination of Investment Banking Agreement dated September 1, 2004

10.46**	Note Purchase Agreement between Environmental Technologies, Inc. and Barron Partners, LP dated December 30, 2005.

10.47**	Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated December 30, 2005.

10.48**	Secured Convertible Note between Entech Environmental Technologies, Inc. and Barron Partners, L.P. dated December 30, 2005.

10.49**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Barron Partners, LP.

10.50	Secured Convertible Note between Entech Environmental Technologies, Inc. and Barron Partners, L.P. dated October 17, 2006.

10.51**	Secured Convertible Note between Entech Environmental Technologies, Inc. and Barron Partners, L.P. dated December 11, 2006.

10.52**	Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated December 11, 2006.

21.1**	Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to .906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to .906 of the Sarbanes-Oxley Act of 2002.

________________
   * Filed herewith.
** Previously Filed

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.

Date: March 19, 2007	By:	/s/ Burr D Northrop
Burr D Northrop
Chief Executive Officer and Chief Financial Officer