Form 10QSB
period 2007-03-31
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2007-05-21
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Florida	77-0616120
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

3233 Grand Avenue, Suite N-353
Chino Hills, California 91709-1489
(Address of principal executive offices)

Registrant’s telephone number, including area code: (909) 623-2502

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 8, 2007, the issuer had 32,530,840 shares of its common stock issued and outstanding.

Transitional small business disclosure format (check one):  Yes ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
	March 31	September 30
	2007	2006
ASSETS

Current assets:
Cash	$52,085	$83,315
Accounts receivable, net allowance for doubtful accounts totaling $9,175 and $42,641, respectively	522,903	620,118
Costs and estimated earnings in excess of billings on uncompleted contracts	19,664	71,424
Inventories	457,749	426,854
Prepaid expenses and other	60,434	38,460
Total current assets	1,112,835	1,240,171

Property and equipment, net	294,691	384,306

Other assets	23,967	40,092

Total assets	$1,431,493	$1,664,569

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$488,811	$443,186
Accrued interest and other	514,730	522,952
Accrued payroll	89,911	89,188
Billings in excess of costs and estimated earnings on uncompleted contracts	40,335	182,432
Purchase price payable	32,707	36,791
Due to affiliated entities	766,025	793,025
Current portion of notes payable, net of discount totaling $619,907 and $351,729, respectively	1,124,478	1,099,546
Advance from related party	30,000	-
Current portion of note payable - related party	20,298	27,894
Total current liabilities	3,116,025	3,195,014

Notes payable, net of current portion	685,463	115,261
Note payable - related party, net of current portion	77,450	92,253

Commitments and contingencies	-	-

Deficiency in stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,530,840 and
32,530,840 shares issued and outstanding, respectively	32,531	32,531
Additional paid-in capital	17,405,524	16,896,511
Common stock subscribed,1,203,500 and 3,500 shares, respectively	18,597	597
Accumulated deficit	(19,904,098)	(18,667,598)
Total deficiency in stockholders' equity	(2,447,446)	(1,737,959)

Total liabilities and deficiency in stockholders' equity	$1,431,493	$1,664,569

See accompanying notes to the consolidated financial statements.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31		For the six months ended March 31
	2007	2006	2007	2006

Revenues, net	$1,034,330	$1,380,566	$1,871,664	$2,665,760
Cost of goods sold	539,706	1,061,695	1,057,733	1,750,082
Gross profit	494,624	318,871	813,931	915,678

Operating expenses:
Selling, general, and administrative expenses	540,184	420,163	948,328	929,831
Depreciation and amortization	27,111	31,492	52,158	47,957
Total operating expenses	567,295	451,655	1,000,486	977,788

Loss from operations	(72,671)	(132,784)	(186,555)	(62,110)

Other income
Other income	-	-	-	37,935
Gain (loss) on sale of fixed assets	2,187	-	(16,053)	-
Interest expense	(390,755)	(293,564)	(1,063,892)	(552,757)
Loss before provision for income taxes and discontinued operations	(461,239)	(426,348)	(1,266,500)	(576,932)

Benefit (provision) for income taxes	30,000	-	30,000	-
Loss from continuing operations	(431,239)	(426,348)	(1,236,500)	(576,932)

Loss from discontinued operations, net of taxes	-	(37,101)	-	(81,350)
Net loss	$(431,239)	$(463,449)	$(1,236,500)	$(658,282)

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Net loss per share - continuing operations	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Net loss per share - discontinued operations	$-	$(0.00)	$-	$(0.00)

Basic and diluted weighted average number of shares outstanding	33,530,840	33,361,177	33,530,840	29,559,033

See accompanying notes to the consolidated financial statements.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended March 31
	2007	2006

Net loss from continuing operations	$(1,236,500)	$(576,932)
Add back: Net loss from discontinued operations, net of taxes	-	81,350
Net loss from continuing operations	(1,236,500)	(658,282)

Cash flows from continuing operating activities:
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by subscribed stock	18,000	-
Depreciation and amortization	27,111	47,957
Loss on sale of property and equipment	16,053	-
Settlement of accounts payable	-	(37,935)
Amortization of note discount	240,834	309,249
Reserve for bad debts	-	27
Changes in:
Accounts receivable	97,215	(139,186)
Due to affiliated entities	(27,000)	(20,000)
Inventory	(30,895)	40,721
Construction in progress	(90,337)	(86,045)
Other assets	(5,849)	(59,614)
Accounts payable and accrued expenses	882,355	374,301
Net cash provided by (used in) continuing operating activities	(109,013)	(228,807)

Cash flows from investing activities:
Proceeds from sale of property and equipment	46,451	-
Purchases of property and equipment	-	(180)
Net cash provided by investing activities	46,451	(180)

Cash flows from financing activities:
Proceeds from notes payable	15,000	100,000
Advance from related party	30,000	-
Principal payments on notes payable	(13,668)	(12,621)
Net cash provided by financing activities	31,332	87,379

Net cash used in discontinued operations from continuing operations	-	170,688
Net cash used in discontinued operations from investing activities	-	(99,467)
Net increase (decrease) in cash	(31,230)	(70,387)

Cash at beginning of period	83,315	113,153
Cash at end of period	$52,085	$42,766

Supplemental Disclosures of Cash Flow Information :

Expenses paid by subscribed stock	$18,000	$-
Value of warrants issued with convertible note payable	$-	$80,000
Beneficial conversion feature of convertible note payable	$848,313	$256,680

See accompanying notes to the consolidated financial statements.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2007 (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. The unaudited consolidated financial statements should be read in conjunction with the consolidated September 30, 2006 financial statements and footnotes thereto included in the Company's SEC filing on Form 10-KSB.

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

Going Concern Issues

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended March 31, 2007 and 2006, the Company incurred losses from continuing operations of $1,237,000 and $658,000, respectively. As of March 31, 2007, the Company has negative working capital of $1.97 million, an accumulated deficit of $19.904 million, current portion of notes payable of $1.1 million after full amortization of the note discount.

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

During the quarter ended June 30, 2006, the Company recorded a goodwill impairment charge of $21,532, which was the amount of goodwill recorded at acquisition.

NOTE 3 - NOTE PURCHASE AGREEMENTS AND LIQUIDATED DAMAGES

In September 2004, the Company entered into a Note Purchase Agreement ("NPA #1") whereby the Company would borrow a minimum of $100,000 and a maximum of $1,500,000 pursuant to a secured convertible note or convertible notes. Through March 31, 2006, the Company has borrowed $1.1 million under NPA #1, and this amount is due on demand. The notes are convertible into 42.5 million common shares, and the Company issued warrants to purchase 15.9 million common shares to the note holder pursuant to NPA #1. The shares underlying the convertible notes and warrants have registration rights. The registration rights agreement for NPA #1 provides for liquidated damages equal to 36% per annum of the note principal in the event that a registration statement to register the underlying shares is not filed timely or declared effective timely. The Company filed a registration statement to register the shares underlying the convertible note payable and warrants on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $190,638 for the year six months ended March 31, 2007.

In December 2005, the Company executed a Note Purchase Agreement ("NPA #2") to provide for repayment of the advance by Burr Northrop that was used to pay the initial purchase price in the acquisition of Pacific Coast Testing. NPA #2 provides for funding of $100,000 pursuant to a convertible note payable, and the funding did not occur until January 2006. Accordingly, the transaction was recorded in January 2006. The note bears interest at 8% per year, is due on demand, and is convertible into 4.0 million shares of common stock. The Company issued warrants to purchase 4.0 million common shares to the note holder in December 2005. The value of the note proceeds were allocated to the beneficial conversion feature and the warrants, resulting in a discount equal to the face value of the note. The note discount is being amortized to interest expense beginning on the funding date. The shares underlying the convertible note and warrants have registration rights. The registration rights agreement for NPA #2 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable and warrants on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $17,951 for the six months ended March 31, 2007.

In January 2006, the Company executed a Note Purchase Agreement ("NPA #3") to convert $236,680 of accrued liquidated damages on NPA #1 into a note payable. The note bears interest at 8%, is due January 26, 2008, and is convertible into approximately 9.5 million shares of common stock based on a conversion rate of one common share for every $.025 of note principal. The value of the note proceeds were allocated to the beneficial conversion feature, resulting in a discount equal to the face value of the note. The note discount is being amortized to interest expense beginning on the funding date. The shares underlying the convertible note have registration rights. The registration rights agreement for NPA #3 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $42,486 for the six months ended March 31, 2007.

In April 2006, the Company executed a Note Purchase Agreement ("NPA #4) to convert $167,843 of accrued liquidated damages on NPA #1, NPA #2 and NPA #3 into a note payable. The note bears interest at 8%, is due April 20, 2008, and is convertible into approximately 6.7 million shares of common stock based on a conversion rate of one common share for every $.025 of note principal. The value of the note proceeds were allocated to the beneficial conversion feature, resulting in a discount equal to the face value of the note. The note discount is being amortized to interest expense beginning on the funding date. The shares underlying the convertible note have registration rights. The registration rights agreement for NPA #4 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $30,129 for the six months ended March 31, 2007.

In October, 2006 the Company executed a Note purchase Agreement to convert $848,313 of accrued liquidated damages into a note payable. The note bears interest at 8%, is due on October 17, 2008, and is convertible into approximately 34 million shares of common stock based on a conversion rate of one common share for every $.025 of note payable. The shares underlying the convertible note have registration rights. The registration rights agreement provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $101,240 for the six months ended March 31, 2007.

In December 2006, the Company executed a Note purchase Agreement to borrow $15,000 pursuant to a secured convertible note or convertible note. The note bears interest at 8%, is due on December 11, 2008, and is convertible into approximately 600,000 shares of common stock based on a conversion rate of one common share for every $.025 of note payable and the Company issued warrants to purchase 225,000 common shares to the note holder. The shares underlying the convertible note have registration rights. . The registration rights agreement provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $1,627 for the for the six months ended March 31, 2007.

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

In October 2006, the Company entered into a settlement agreement with a CPI to satisfy accounts payable totaling $54,000 included as part of due to affiliated entities. Terms of the agreement provided for a cash payment of $27,000 in complete satisfaction of the liability. The resulting gain on settlement totaling $27,000 was recorded as an increase to additional paid-in capital during the six months ended March 31, 2007.

NOTE 5 - COMMON STOCK

In December 2005, the Company entered into a settlement agreement with a vendor to satisfy accounts payable totaling $163,000. Terms of the agreement provided for payment in cash of $35,000, and the issuance of 1,000,000 shares of common stock. The common shares issued were valued at $90,000, or $0.09 per share, which was the fair market value of the common stock on the agreement date. The resulting gain on settlement totaling $38,000 was recorded as other income during the six months ended March 31, 2006.

As part of a settlement with former chairman and chief executive officer, Steven Rosenthal, the Company subscribed 1,200,000 of unrestricted common shares of Company stock. See Note 8. The Company had no additional capital transactions for the six months ended March 31, 2007.

The Company did not grant any stock options during the six months ended March 31, 2007 or 2006.

NOTE 6 - DISCONTINUED OPERATIONS

In June 2006, the Company discontinued the operations of the Consumer Services division, which consisted primarily of installation of home consumer products for a major retailer. The Company had completely disposed of the Consumer Division as of September 30, 2006. Results from operations for the six months ended March 31, 2006 have been restated to present the operations of the Consumer Division in discontinued operations.

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

During the three months ended March 31, 2007 and 2006, we recognized approximately 58.9% and 74.1%, respectively, of our consolidated revenue from five and three significant customers, respectively. During the six months ended March 31, 2007 and 2006, we recognized approximately 49.1% and 57.7%, respectively, of our consolidated revenue from four and three significant customers, respectively. During the six months ended March 31, 2007 and 2006 we recognized revenue of $399,000 and $1,194,000 from three customers in the Construction Services division, and $506,000 and 414,000 and from one different customer in the Maintenance Services division. During the three months ended March 31, 2007 we recognized revenue of $335,000 and $818,000 from two and four customers, respectively in the Construction Services division, and $331,000 and $277,000 from three different customers in the Maintenance Services division.

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

The following table provides selected summary financial information data by segment.

	For the three months ended March 31, 2007
	Construction	Maintenance	Other	Consolidated

Revenues	$440,102	$594,228	$--	$1,034,330
Cost of sales	195,220	344,486	--	539.706
Gross profit	244,882	249,742	--	494,624
Operating expenses	91,527	174,832	273,825	540,184
Depreciation expense and goodwill impairment	2,417	13,724	10,970	27,111
Income (Loss) from operations	150,938	61,186	(284,795)	(72,671)
Gain (loss) on sale of fixed assets	--	2,187	--	2,187
Interest expense and liquidated damages	--	--	390,755	390,755

	For the three months ended March 31, 2006
	Construction	Maintenance	Other	Consolidated

Revenues	$851,545	$529,020	$--	$1,380,565
Cost of sales	705.831	355,864	--	1,061,095
Gross profit	145,714	173,156	--	318,870
Operating expenses	100,210	144,662	181,456	426,328
Depreciation expense and goodwill impairment	4,528	7,532	13,266	25,326
Income (Loss) from operations	40,975	20,962	(194,723)	(132,784)
Loss on sale of fixed assets	--	--	--	--
Interest expense and liquidated damages	--	--	293,565	293,565

	For the six months ended March 31, 2007
	Construction	Maintenance	Other	Consolidated

Revenues	$755,055	$1,116,609	$--	$1,871,664
Cost of sales	414,813	642,920	--	1,057,733
Gross profit	340,242	473,689	--	813,931
Operating expenses	186,984	351,266	410,078	948,328
Depreciation expense and goodwill impairment	5,755	27,685	18.718	52,158
Income (Loss) from operations	147,503	33,551	(144,047)	(186,555)
Gain (loss) on sale of fixed assets	--	(16,053)	--	(16,053)
Interest expense and liquidated damages	--	--	1,063,892	1,063,892

	For the six months ended March 31, 2006
	Construction	Maintenance	Other	Consolidated

Revenues	$1,558,954	$1,106,806	$--	$2,665,760
Cost of sales	1,098,548	651,334	--	1,750,082
Gross profit	460,406	455,272	--	915,678
Operating expenses	232,705	329,621	373,669	935,995
Depreciation expense and goodwill impairment	8,389	13,127	20,277	41,793
Income (Loss) from operations	219,312	112,524	(393,946)	(62,110)
Loss on sale of fixed assets	--	--	--	--
Other income	--	--	37,935	37,935
Interest expense and liquidated damages	--	--	552,757	552,757

NOTE 8 - LEGAL PROCEEDINGS

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

As of March 21, 2007, The Company settled all disputes with former chairman and chief executive officer, Steven Rosenthal, who had filed a complaint against the Company in San Bernardino County Superior Court. The Company paid $13,000 during April of 2007 and 1,200,000 shares of subscribed common stock valued at $18,000 in repayment of costs paid to third party creditors by Mr. Rosenthal.

During April, 2007, the Company agreed to issue 500,000 shares of Company common stock in settlement of all claims with former officer Robert Christie.

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

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity .

Other than described above, the Company is not engaged in any other litigation, and is unaware of any claims or complaints that could result in future litigation. The Company will seek to minimize disputes with its customers but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

NOTE 9 - RELATED PARTY TRANSACTIONS

Burr Northrop, the Company's President, advanced $30,000 during the quarter ended March 31, 2007. These advances are unsecured, non-interest bearing with no fixed terms of repayment.

Item 2. Management's Discussion and Analysis or Plan of Operations

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

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

Construction Services

Construction Services revenues decreased $411,000 or 93% due to management's inability to secure and complete larger projects . The failures can be attributed to change in key personnel, inadequate operating capital to support large upfront costs, cyclical softening of the market, inadequate sales and marketing effort, and lack of bonding capacity. Gross margin percentage increased to 56% from 17% because of our efforts to reduce costs and focus on more profitable projects.

Operating expenses as a percentage of revenue increased from 12% to 21% because of our lower revenue base in the current year quarter. On a gross dollar basis, operating expenses decreased $11,000, or 11% because of efforts to reduce overhead costs. Employee related expenses decreased $14,000 or 32% during the current year quarter because we reduced our labor force. Insurance and vehicle related expenses remained consistent because of efforts to reduce fleet size during 2006 and 2007.

Overall, Construction Services had income from operations of $151,000 compared to income from operations of $41,000 during the prior period, an increase of $110,000, based on the factors discussed above.

Maintenance Services

Maintenance Services revenues decreased $65,000, or 11%. Revenues decreased because of slower than expected demand for services during December of 2006 and a a discontinuation of testing services during the three months ended December 31, 2006. Gross margin percentage increased to 42% from 33% primarily because of decreased reliance on subcontractor costs. Labor related charges remained consistent between periods.

Operating expenses as a percentage of revenue increased to 32% from 29%, or $36,000 in total. Insurance expense decreased $3,000, or 22%, during the current year quarter because of reasons stated above.. Employee related expenses increased $19,000 or 21% with the prior period because of increased employee benefit related costs and a reduction in the overhead rate application for labor. The portion of vehicle related expenses allocated to Maintenance Services decreased $15,000 or 50% because of the reduction in fleet size and related cost as stated above.

Overall, Maintenance Services income from operations increased $40,000, based on the factors discussed above.

Other

Corporate overhead increased from $195,000 to $285,000 or 32%. The increase in costs is the result of additional legal and related costs in efforts to resolve outstanding legal matters.

Interest expense, including liquidated damages increased to $391,000 from $254,000, or 25%. We have a higher debt base this quarter compared to the prior year quarter which attributes to the increase in interest expense. Interest expense also includes amortization of the note discounts discussed in Note 3.

We recorded liquidated damages of $216,000 during the current period related to our failure to timely file a registration statement to register the shares underlying the convertible notes and warrants discussed in Note 3. No such charge was recorded in the prior year quarter.

Consolidated

On a consolidated basis, our revenues from continuing operations decreased $346,000, or 33%, our gross margin increased $176,000, or 36%, our operating expenses increased $116,000, or 20%; our liquidated damages and interest expense increased $53,000. We recorded a net loss from continuing operations of $431,000 in the current period, compared to a net loss of $426,000 in the prior year quarter.

DISCONTINUED OPERATIONS

In June 2006, we discontinued the operations of the Consumer Services division, which consisted primarily of installation of home consumer products for a major retailer. The employees of the Consumer Services division were laid-off in and the fixed assets used in the Consumer Services Division were transferred to the Company's other divisions. The net loss from discontinued operations for the three months ended March 31, 2007 and 2006 was $0 and $37,000 respectively.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2007 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2006

Construction Services

Construction Services revenues decreased $804,000 or 106% due to management's inability to secure and complete larger projects and to control cost. The failures can be attributed to change in key personnel, inadequate operating capital to support large upfront costs, cyclical softening of the market, inadequate sales and marketing effort, and lack of bonding capacity. Gross margin percentage increased to 48% from 30% because our efforts during the quarter focused primarily on more profitable contracts.

Operating expenses as a percentage of revenue increased from 15% to 26% because of our lower revenue base in the current year quarter. On a gross dollar basis, operating expenses decreased $11,000, or 11% because of efforts to reduce overhead costs. Employee related expenses decreased $42,000 or 43% during the current year quarter because we reduced our labor force. Insurance expense decreased $7,000, or 53%, during the current year quarter because of decreased personnel and reductions in insurance coverage and a decrease in the number of vehicles to be covered under the policy. Accordingly, vehicle related expenses decreased $3,000 or 10%, despite an increase in fuel costs.

Overall, Construction Services had income from operations of $151,000 compared to income from operations of $148,000 during the prior period, a decrease of $72,000, based on the factors discussed above.

Maintenance Services

Maintenance Services revenues increased $10,000, or 1%. Gross margin percentage increased to 42% from 41%. Labor related charges remained consistent between periods. Maintenance services revenues and job profitability remained consistent between periods. Operating expenses as a percentage of revenue increased to 34% from 31%, or $36,000 in total. Insurance expense decreased $2,000, or 8%, during the current year quarter because of reasons stated above.. Employee related expenses increased $31,000 or 16% with the prior period because of increased employee benefit related costs and a reduction in the overhead rate application for labor. The portion of vehicle related expenses allocated to Maintenance Services decreased $31,000 or 16% because of the reduction in fleet size as stated above.

Overall, Maintenance Services income from operations decreased $79,000, based on the factors discussed above.

Other

Corporate overhead increased from $394,000 to $429,000 or 8%. The increase in costs is the result of additional legal and related costs in efforts to resolve outstanding legal matters.

Interest expense, including liquidated damages increased to $1,064,000 from $553,000, or 48%. We have a higher debt base this quarter compared to the prior year quarter which attributes to the increase in interest expense. Interest expense also includes amortization of the note discounts discussed in Note 3.

We recorded liquidated damages of $384,000 during the current period related to our failure to timely file a registration statement to register the shares underlying the convertible notes and warrants discussed in Note 3. No such charge was recorded in the prior year quarter.

Consolidated

On a consolidated basis, our revenues from continuing operations decreased $794,000, or 42%, our gross margin decreased $102,000, or 13%, our operating expenses increased $22,000, or 2%; our liquidated damages and interest expense increased $511,000. We recorded a net loss of $1,237,000 in the current period, compared to a net loss from continuing operations of $658,000 in the prior year quarter.

DISCONTINUED OPERATIONS

In June 2006, we discontinued the operations of the Consumer Services division, which consisted primarily of installation of home consumer products for a major retailer. The employees of the Consumer Services division were laid-off in and the fixed assets used in the Consumer Services Division were transferred to the Company's other divisions. The net loss from discontinued operations for the six months ended March 31, 2007 and 2006 was $0 and $81,000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2007 and 2006 we incurred net losses from Continuing operations of $1,236,000 and $577,000, respectively. During the six months ended March 31, 2007 our continuing operations used $109,000 of cash; sold property and equipment for $47,000; and received net proceeds from financing activities of $31,000, which consisted of $15,000 of proceeds from notes and an advance of $30,000 from the Company president, Burr Northrup.

At March 31, 2007, we have negative working capital of $1.974 million, and we have outstanding obligations to Barron Partners of an aggregate of $1.1 million that is due on demand and another $1.3 million that comes due at various dates during 2008. We filed a registration statement to register the shares underlying the convertible notes payable on June 2, 2006, and will continue to incur liquidated damages at the rate of 36% per year on the outstanding balance of the notes payable until such registration statement is effective. We requested for withdrawal of the registration statement on May 2, 2007.

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

The Company recognizes revenue from repair and installation services in accordance with Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition”, updated by SAB’s 103 and 104, “Update of Codification of Staff Accounting Bulletins.” Under SAB 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

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

Item 3. Controls and Procedures

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

1.1**	Investment Banking Agreement with Windstone Capital Partners dated October 24, 2003

2.1**	Plan and Agreement of Triangular Merger Between Environmental Technologies, Inc., Parr Sub One, Inc. and Christie-Peterson Development dated December 29, 2003

2.2**	Agreement of Merger between Christie-Petersen Development and Parr Sub One, Inc. filed December 30, 2003

2.3**	Plan and Agreement of Triangular Merger Between Environmental Technologies, Inc., Parr Sub Two, Inc. and Advanced Fuel Filtration Systems, Inc. dated December 29, 2003

2.4**	Agreement of Merger between Advanced Fuel Filtration, Inc. and Parr Sub Two, Inc. filed December 30, 2003

2.5**	Plan and Agreement of Triangular Merger Between Environmental Technologies, Inc., Parr Sub Three, Inc. and H.B. Covey, Inc. dated December 29, 2003

2.6**	Agreement of Merger between H.B. Covey, Inc. and Parr Sub Three, Inc. filed December 30, 2003

3.1.1**	Articles of Incorporation of Cyber Public Relations, Inc., filed June 18, 1998

3.1.2**	Amended and Restated Articles of Incorporation of Cyber Public Relations, Inc., changing the name of the corporation to Entech Environmental Technologies, Inc., filed March 22, 2004

3.1.3**	Articles of Incorporation of Point 2 Point Services, Inc., filed April 5, 2001

3.1.4**	Certificate of Amendment to Articles of Incorporation of Point 2 Point Services, Inc., changing the name of the corporation to Parr Development, Inc., filed December 31, 2002

3.1.5**	Amended and Restated Articles of Incorporation of Parr Development, Inc., changing the name of the corporation to Environmental Technologies, Inc., filed November 25, 2003

3.1.6**	Articles of Incorporation of Parr Sub One, Inc. filed December 19, 2003

3.1.7**	Articles of Incorporation of Parr Sub Two, Inc. filed December 19, 2003

3.1.8**	Articles of Incorporation of Parr Sub Three, Inc. filed December 19, 2003

3.1.9**	Articles of Incorporation of Christie-Petersen Development filed September 15, 1995

3.1.10**	Articles of Incorporation of YLD/Clean Fuels, Inc. filed September 18, 1995

3.1.11**	Certificate of Amendment of Articles of Incorporation of YLD/Clean Fuels, Inc., changing the name of the corporation to Advanced Fuel Filtration, Inc., filed September 27, 1997

3.1.12**	Articles of Incorporation of H.B. Covey, Inc., filed March 19, 1971

3.2.1**	Bylaws of Cyber Public Relations, Inc., adopted July 5, 1998

3.2.2**	Amended Bylaws of Cyber Public Relations, Inc. adopted February 16, 2004

3.2.3**	Amended and Restated Bylaws of Entech Environmental Technologies, Inc., adopted April 28, 2004

3.2.4**	Bylaws of Point 2 Point Services, Inc

3.2.5**	Bylaws of Parr Sub One, Inc. , adopted December 29, 2003

3.2.6**	Bylaws of Parr Sub Two, Inc., adopted December 29, 2003

3.2.7**	Bylaws of Parr Sub Three, Inc., adopted December 29, 2003

3.2.8**	Bylaws of Christie-Petersen Development, adopted September 22, 1995

3.2.9**	Bylaws of YLD/Clean Fuels, Inc. dated October 6, 1995

3.2.10**	Bylaws of Entech Environmental Technologies, Inc. adopted February 4, 2004

3.2.11**	Restated Bylaws of H.B. Covey, Inc. adopted April 1, 1999

3.3.1**	Charter of the Audit Committee of the Board of Directors of Cyber Public Relations, Inc., adopted January 29, 2004

3.3.2**	Charter of the Compensation Committee of the Board of Directors of Cyber Public Relations, Inc., adopted January 29, 2004

4.1**	Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated January 23, 2004

4.2**	Registration Rights Agreement with Wood Capital Associates, regarding registration of shares, dated January 23, 2004

4.3**	Registration Rights Agreement with Patricia L. Fiorese, regarding registration of shares, dated January 23, 2004

4.4**	Registration Rights Agreement with Vance Luedtke, regarding registration of shares, dated January 23, 2004

4.5**	Registration Rights Agreement with Diane C. Burge, regarding registration of shares, dated January 23, 2004

4.6**	Registration Rights Agreement with Clayton Chase, regarding registration of shares, dated January 23, 2004

4.7**	Registration Rights Agreement with James W. Moldermaker, regarding registration of shares, dated January 23, 2004

4.8**	Registration Rights Agreement with J. Kevin Wood, regarding registration of shares, dated January 23, 2004

4.9**	Registration Rights Agreement with Thomas Sheridan, regarding registration of shares, dated January 23, 2004

4.10**	Registration Rights Agreement with San Diego Torrey Hills Capital, regarding registration of shares, dated January 23, 2004

4.11**	Registration Rights Agreement with Norman E. Clarke, regarding registration of shares, dated January 23, 2004

4.12**	Registration Rights Agreement with Steven R. Green, regarding registration of shares, dated January 23, 2004

10.1**	Robert K. Christie Employment Agreement, dated December 15, 2003

10.2**	Steven D. Rosenthal Employment Agreement, dated December 15, 2003

10.3**	Douglas L. Parker Employment Agreement, dated December 15, 2003

10.4**	James R. Christ Employment Agreement, dated December 31, 2003

10.5**	Stock Pledge Agreement between Robert K. Christie and Environmental Technologies, Inc. dated December 29, 2003

10.6**	Stock Purchase Escrow Agreement between Barron Partners, LP, Cyber Public Relations, Inc. and Harbour, Smith, Harris &Merritt, P.C. dated January 21, 2004

10.7**	Capital Stock Exchange Agreement between the Registrant and the Stockholders of Environmental Technologies, Inc., dated January 21, 2004

10.8**	Stock Purchase Agreement between Environmental Technologies, Inc. and Barron Partners, LP dated January 14, 2004

10.9**	Amendment to Stock Purchase Agreement between Environmental Technologies, Inc. and Barron Partners, LP dated January 21, 2004

10.10**	Lease Agreement, effective October 1, 1999

10.11**	Lease Agreement, effective September 1, 2001

10.12**	Lease Agreement, effective November 15, 2002

10.13**	Amendment No. 2 to Lease, effective July 31, 2003

10.14**	First Amendment to Lease, effective September 3, 2003

10.15**	Cyber Public Relations, Inc. A Warrant for the Purchase of Common Stock

10.16**	Cyber Public Relations, Inc. B Warrant for the Purchase of Common Stock

10.17**	Cyber Public Relations, Inc. C Warrant for the Purchase of Common Stock

10.18**	Cyber Public Relations, Inc. D Warrant for the Purchase of Common Stock

10.19**	Cyber Public Relations, Inc. E Warrant for the Purchase of Common Stock

10.20**	Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Wood Capital Associates

10.21**	Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Patricia L. Fiorese

10.22**	Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Vance Luedtke

10.23**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Diane C. Burge

10.24**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Clayton Chase

10.25**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, James W. Moldermaker

10.26**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, J. Kevin Wood

10.27**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Thomas Sheridan

10.28**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, San Diego Torrey Hills Capital

10.29**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Norman E. Clarke

10.30**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Steven R. Green

10.31**	Settlement Agreement with Norman T. Reynolds, Esq., dated September 23, 2004

10.32**	Settlement Agreement with Stonegate Securities, dated September 21, 2004

10.33**	Settlement Agreement with Russell Bedford Stefanou Mirchandani LLP, dated September 21, 2004

10.34**	Settlement Agreement with Birch Advisors Ltd. dated September 30, 2004

10.35**	Settlement Agreement with Gerald Foster dated September 30, 2004

10.36**	Secured Convertible Note between Entech Environmental Technologies, Inc. and Barron Partners, L.P. dated September 30, 2004

10.37**	Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Barron Partners, L.P.

10.38**	Note Purchase Agreement between Environmental Technologies, Inc. and Barron Partners, LP dated September 30, 2004

10.39**	Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated September 30, 2004

10.40**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock for Barron Partners, LP

10.41**	Escrow Agreement between Entech Environmental Technologies, Inc., Robert K. Christie and Norman T. Reynolds dated September 29, 2004

10.42**	Warrant Cancellation from Barron Partners, L. P. dated September 30, 2004

10.43**	Settlement Agreement with San Diego Torrey Hills Capital, Inc. dated September 1, 2004

10.44**	Settlement Agreement with Donald G. St. Clair, CPA dated September 30, 2004

10.45**	Termination of Investment Banking Agreement dated September 1, 2004

10.46**	Note Purchase Agreement between Environmental Technologies, Inc. and Barron Partners, LP dated December 30, 2005.

10.47**	Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated December 30, 2005.

10.48**	Secured Convertible Note between Entech Environmental Technologies, Inc. and Barron Partners, L.P. dated December 30, 2005.

10.49**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Barron Partners, LP.

10.50**	Secured Convertible Note between Entech Environmental Technologies, Inc. and Barron Partners, L.P. dated October 17, 2006.

10.51**	Secured Convertible Note between Entech Environmental Technologies, Inc. and Barron Partners, L.P. dated December 11, 2006.

10.52**	Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated December 11, 2006.

21.1**	Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to .906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to .906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
** Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 21, 2007	By:	/s/ Burr D Northrop
Burr D Northrop
Chief Executive Officer and Chief Financial Officer