Form 10QSB
period 2007-06-30
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2007-08-14
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 2007, the issuer had 33,730,840 shares of its common stock issued and outstanding.

Transitional small business disclosure format (check one):  Yes ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
	June 30	September 30
	2007	2006
ASSETS

Current assets:
Cash	$67,635	$83,315
Accounts receivable, net allowance for doubtful accounts totaling $9,175 and $42,641, respectively	389,123	620,118
Costs and estimated earnings in excess of billings on uncompleted contracts	6,105	71,424
Inventories	480,521	426,854
Prepaid expenses and other	26,528	38,460
Total current assets	969,912	1,240,171

Property and equipment, net	269,343	384,306

Other assets	23,967	40,092

Total assets	$1,263,222	$1,664,569

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$435,180	$443,186
Accrued interest and other	786,685	522,952
Accrued payroll	109,799	89,188
Billings in excess of costs and estimated earnings on uncompleted contracts	42,976	182,432
Purchase price payable	30,580	36,791
Due to affiliated entities	766,025	793,025
Current portion of notes payable, net of discount totaling $493,562 and $351,729, respectively	1,136,944	1,099,546
Advance from related party	80,000	-
Current portion of note payable - related party	29,613	27,894
Total current liabilities	3,417,802	3,195,014

Notes payable, net of current portion	799,342	115,261
Note payable - related party, net of current portion	69,824	92,253

Commitments and contingencies	-	-

Deficiency in stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,530,840 and
32,530,840 shares issued and outstanding, respectively	32,531	32,531
Additional paid-in capital	17,405,524	16,896,511
Common stock subscribed,1,203,500 and 3,500 shares, respectively	18,597	597
Accumulated deficit	(20,480,398)	(18,667,598)
Total deficiency in stockholders' equity	(3,023,746)	(1,737,959)

Total liabilities and deficiency in stockholders' equity	$1,263,222	$1,664,569

See accompanying notes to the consolidated financial statements.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30		For the nine months ended June 30
	2007	2006	2007	2006

Revenues, net	$694,693	$963,625	$2,566,357	$3,722,302
Cost of goods sold	417,563	672,598	1,475,297	2,465,904
Gross profit	277,130	291,027	1,091,060	1,256,398

Operating expenses:
Selling, general, and administrative expenses	403,250	464,744	1,351,579	1,433,026
Depreciation and amortization	26,943	26,880	79,100	75,243
Total operating expenses	430,193	491,624	1,430,679	1,508,269

Loss from operations	(153,063)	(200,597)	(339,619)	(251,871)

Other income	-	6,171	-	44,106
Goodwill impairment	-	(21,532)	-	(21,532)
Gain (loss) on sale of fixed assets	2,330	-	(13,723)	-
Settlement expense	(30,000)	-	(30,000)	-
Amortization of note discount	(126,345)	(189,924)	(950,380)	(491,000)
Liquidated damages	(217,250)	(167,821)	(367,179)	(358,459)
Interest expense	(52,444)	(34,816)	(140,290)	(95,859)
Loss before provision for income taxes and discontinued operations	(576,782)	(608,519)	(1,841,191)	(1,174,615)

Benefit (provision) for income taxes	(1,610)	-	28,390	-
Loss from continuing operations	(578,382)	(608,519)	(1,812,801)	(1,174,615)

Loss from discontinued operations, net of taxes	-	(54,414)	-	(146,600)
Net loss	$(578,382)	$(662,933)	$(1,812,801)	$(1,321,215)

Net loss per share - basic and fully diluted	$(0.02)	$(0.02)	$(0.05)	$(0.04)

Net loss per share - continuing operations	$(0.02)	$(0.02)	$(0.05)	$(0.04)

Net loss per share - discontinued operations	$-	$(0.00)	$-	$(0.00)

Basic and diluted weighted average number of shares outstanding	33,530,840	32,377,507	33,530,840	32,830,747

See accompanying notes to the consolidated financial statements.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30
	2007	2006

Net loss from continuing operations	$(1,812,800)	$(1,321,215)
Add back: Net loss from discontinued operations, net of taxes	-	146,600
Net loss from continuing operations	(1,812,800)	(1,174,615)

Cash flows from continuing operating activities:
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by subscribed stock	18,000	-
Depreciation and amortization	79,101	75,243
Loss on sale of property and equipment	13.723	-
Settlement of accounts payable	-	(37,983)
Amortization of note discount	367,179	490,143
Reserve for bad debts	(33,466)	1,583
Changes in:
Accounts receivable	264,461	179,817
Due to affiliated entities	(27,000)	(20,000)
Inventory	(53,667)	56,099
Construction in progress	(74,137)	6,002
Other assets	28,057	(62,701)
Accounts payable and accrued expenses	1,118,440	484,505
Net cash provided by (used in) continuing operating activities	(112.109)	24,673

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,451	-
Purchases of property and equipment	(10,312)	(81,146)
Net cash provided by (used in) investing activities	22,139	(81,146)

Cash flows from financing activities:
Proceeds from notes payable	15,000	100,000
Advance from related party	80,000	-
Principal payments on notes payable	(20,710)	(19,123)
Net cash provided by financing activities	74,290	80,877

Net cash used in discontinued operations from continuing operations	-	(101.329)
Net cash used in discontinued operations from investing activities	-	(8,254)
Net (decrease) in cash	(15,680)	(90,173)

Cash at beginning of period	83,315	113,153
Cash at end of period	$67,635	$27,974

Supplemental Disclosures of Cash Flow Information :

Cash paid during this period for interest	$18,000	$8,250
Cash paid this period for income taxes	$-	$-
Beneficial conversion feature of convertible note payable	$848,313	$424,523
Value of warrants issued with convertible note payable	$-	$80,000
Equipment acquired in exchange for vehicle	$6,926	$-

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. The unaudited consolidated financial statements should be read in conjunction with the consolidated September 30, 2006 financial statements and footnotes thereto included in the Company's SEC filing on Form 10-KSB.

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

Going Concern Issues

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended June 30, 2007 and 2006, the Company incurred losses from continuing operations of $1,812,000 and $1,321,000, respectively. As of  June 30, 2007, the Company has negative working capital of $2.45 million, an accumulated deficit of $20.480 million, current portion of notes payable of $1.15 million after full amortization of the note discount.

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

The Company has the following dilutive convertible notes payable and warrants as of June 30, 2007 and 2006 which were excluded from the calculation since the effect is anti-dilutive.

	2007	2006
Convertible notes payable	66,700,000	62,700,000
Warrants	28,575,000	28,350,000

Total	95,275,000	91,050,000

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

NOTE 3 - NOTE PURCHASE AGREEMENTS AND LIQUIDATED DAMAGES

In September 2004, the Company entered into a Note Purchase Agreement ("NPA #1") whereby the Company would borrow a minimum of $100,000 and a maximum of $1,500,000 pursuant to a secured convertible note or convertible notes. Through March 31, 2006, the Company has borrowed $1.1 million under NPA #1, and this amount is due on demand. The notes are convertible into 42.5 million common shares, and the Company issued warrants to purchase 15.9 million common shares to the note holder pursuant to NPA #1. The shares underlying the convertible notes and warrants have registration rights. The registration rights agreement for NPA #1 provides for liquidated damages equal to 36% per annum of the note principal in the event that a registration statement to register the underlying shares is not filed timely or declared effective timely. The Company filed a registration statement to register the shares underlying the convertible note payable and warrants on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $285,958 for the year nine months ended June 30, 2007.

In December 2005, the Company executed a Note Purchase Agreement ("NPA #2") to provide for repayment of the advance by Burr Northrop that was used to pay the initial purchase price in the acquisition of Pacific Coast Testing. NPA #2 provides for funding of $100,000 pursuant to a convertible note payable, and the funding did not occur until January 2006. Accordingly, the transaction was recorded in January 2006. The note bears interest at 8% per year, is due on demand, and is convertible into 4.0 million shares of common stock. The Company issued warrants to purchase 4.0 million common shares to the note holder in December 2005. The value of the note proceeds were allocated to the beneficial conversion feature and the warrants, resulting in a discount equal to the face value of the note. The note discount is being amortized to interest expense beginning on the funding date. The shares underlying the convertible note and warrants have registration rights. The registration rights agreement for NPA #2 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable and warrants on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $26,926 for the nine months ended June 30, 2007.

In January 2006, the Company executed a Note Purchase Agreement ("NPA #3") to convert $236,680 of accrued liquidated damages on NPA #1 into a note payable. The note bears interest at 8%, is due January 26, 2008, and is convertible into approximately 9.5 million shares of common stock based on a conversion rate of one common share for every $.025 of note principal. The value of the note proceeds were allocated to the beneficial conversion feature, resulting in a discount equal to the face value of the note. The note discount is being amortized to interest expense beginning on the funding date. The shares underlying the convertible note have registration rights. The registration rights agreement for NPA #3 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $63,729 for the nine months ended June 30, 2007.

In April 2006, the Company executed a Note Purchase Agreement ("NPA #4) to convert $167,843 of accrued liquidated damages on NPA #1, NPA #2 and NPA #3 into a note payable. The note bears interest at 8%, is due April 20, 2008, and is convertible into approximately 6.7 million shares of common stock based on a conversion rate of one common share for every $.025 of note principal. The value of the note proceeds were allocated to the beneficial conversion feature, resulting in a discount equal to the face value of the note. The note discount is being amortized to interest expense beginning on the funding date. The shares underlying the convertible note have registration rights. The registration rights agreement for NPA #4 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $45,193 for the nine months ended June 30, 2007.

In October, 2006 the Company executed a Note purchase Agreement to convert $848,313 of accrued liquidated damages into a note payable. The note bears interest at 8%, is due on October 17, 2008, and is convertible into approximately 34 million shares of common stock based on a conversion rate of one common share for every $.025 of note payable. The shares underlying the convertible note have registration rights. The registration rights agreement provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $176,542 for the nine months ended June 30, 2007.

In December 2006, the Company executed a Note purchase Agreement to borrow $15,000 pursuant to a secured convertible note or convertible note. The note bears interest at 8%, is due on December 11, 2008, and is convertible into approximately 600,000 shares of common stock based on a conversion rate of one common share for every $.025 of note payable and the Company issued warrants to purchase 225,000 common shares to the note holder. The shares underlying the convertible note have registration rights. . The registration rights agreement provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company recorded liquidated damages of $2,974 for the nine months ended June 30, 2007.

The notes referenced above are secured by the Company's assets, and the Company would lose all of its assets in the event of a default under the terms on the note agreements.

NOTE 4 - SETTLEMENT AGREEMENT

In October 2006, the Company entered into a settlement agreement to satisfy accounts payable totaling $54,000 included as part of due to affiliated entities. Terms of the agreement provided for a cash payment of $27,000 in complete satisfaction of the liability. The resulting gain on settlement totaling $27,000 was recorded as an increase to additional paid-in capital during the six months ended March 31, 2007.

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

As part of a settlement with former chairman and chief executive officer, Steven Rosenthal, the Company subscribed 1,200,000 of unrestricted common shares of Company stock. See Note 8. The Company had no additional capital transactions for the nine months ended June 30, 2007.

The Company did not grant any stock options during the nine months ended June 30, 2007 or 2006.

NOTE 6 - DISCONTINUED OPERATIONS

In June 2006, the Company discontinued the operations of the Consumer Services division, which consisted primarily of installation of home consumer products for a major retailer. The Company had completely disposed of the Consumer Division as of September 30, 2006. Results from operations for the nine months ended June 30, 2006 have been restated to present the operations of the Consumer Division in discontinued operations.

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

During the three months ended June 30, 2007 and 2006, we recognized approximately 45.33% and 54.64%, respectively, of our consolidated revenue from two and three significant customers, respectively. During the nine months ended June 30, 2007 and 2006, we recognized approximately 36.52% and 46.85%, respectively, of our consolidated revenue from three and two significant customers, respectively. During the three months ended June 30, 2007 and 2006 we recognized revenue of $74,000 and $346,000 from three customers in the Construction Services division, and $274,000 and $253,000 and from one different customer in the Maintenance Services division. During the nine months ended June 30, 2007 we recognized revenue of $157,000 and $1,368,000 from two and three customers, respectively in the Construction Services division, and $780,000 and $664,000 from one customer in the Maintenance Services division.

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

The following table provides selected summary financial information data by segment.

	For the three months ended June 30, 2007
	Construction	Maintenance	Other	Consolidated

Revenues	$148,282	$546,410	$--	$694,692
Cost of sales	77,734	339,828	--	417,562
Gross profit	70,548	206,582	--	277,130
Operating expenses	111,552	163,265	155,376	430,193
Depreciation expense and goodwill impairment	2,288	14,057	10,599	26,944
Income (Loss) from operations	(41,004)	43,317	(583,015)	(578,372)
Gain (loss) on sale of fixed assets	--	2,330	--	2,330
Interest expense and liquidated damages	--	--	396,039	396,039

	For the three months ended June 30, 2006
	Construction	Maintenance	Other	Consolidated

Revenues	$346,229	$617,396	$--	$963,625
Cost of sales	317,731	354,867	--	672,598
Gross profit	28,498	262,529	--	291,027
Operating expenses	95,268	201,545	167,931	464,744
Depreciation expense and goodwill impairment	2,388	36,348	9,676	48,412
Income (Loss) from operations	(69,158)	24,636	(177,607)	(222,129)
Loss on sale of fixed assets	--	--	--	--
Interest expense and liquidated damages	--	--	392,561	392,561

	For the nine months ended June 30, 2007
	Construction	Maintenance	Other	Consolidated

Revenues	$903,337	$1,663,019	$--	$2,566,356
Cost of sales	492,547	982,749	--	1,475,296
Gross profit	410,790	680,270	--	1,091,060
Operating expenses	304,291	542,215	584,173	1,430,679
Depreciation expense and goodwill impairment	8,043	41,741	29,317	79.101
Income (Loss) from operations	106,499	124,332	(2,043,632)	(1,812,801)
Gain (loss) on sale of fixed assets	--	(13,723)	--	(13,723)
Interest expense and liquidated damages	--	--	1,457,849	1,457,849

	For the nine months ended June 30, 2006
	Construction	Maintenance	Other	Consolidated

Revenues	$1,905,183	$1,817,120	$--	$3,722,303
Cost of sales	1,416,280	1,049,625	--	2,465,905
Gross profit	488,903	767,495	--	1,256,398
Operating expenses	327,972	563,453	541,601	1,433,026
Depreciation expense and goodwill impairment	10,777	56,046	29,952	96,775
Income (Loss) from operations	150,154	147,996	(571,553)	(273,403)
Loss on sale of fixed assets	--	--	--	--
Interest expense and liquidated damages	--	--	945,318	945,318

NOTE 8 - LEGAL PROCEEDINGS

All known proceedings against the Company have been settled. The following lawsuit filed against the Company is in the process of having its settlement terms concluded:

As of June 30, 2007, the Company settled all disputes with former chairman and chief executive officer, Steven Rosenthal, who had filed a complaint against the Company in San Bernardino County Superior Court. The Company paid $13,000 during April of 2007 in repayment of costs paid to third party creditors by Mr. Rosenthal.   The Company may issue stock to Mr. Rosenthal in August, 2007.

Other than described above, the Company is not engaged in any other litigation, and is unaware of any claims or complaints that could result in future litigation. The Company will seek to minimize disputes with its customers but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

NOTE 9 - RELATED PARTY TRANSACTIONS

Burr Northrop, the Company's President, advanced $50,000 during the quarter ended June 30, 2007 and $80,000 total for the nine months ended June 30, 2007. These advances are unsecured, non-interest bearing.

NOTE 10 – SUBSEQUENT EVENTS

On July 11, 2007, The Board approved and completed the sale of H.B. Covey to the Company's President, Burr Northrup.    In exchange for $100,000 and the cancellation of 1,500,000 shares of Company stock held Mr. Northrup, Mr. Northrup will receive all the common stock, including all the assets and liabilities of H.B. Covey.   Mr. Northrop will remain as Chief Financial Officer and Chief Executive Officer of the Company until the earlier of (i) a replacement is found or (ii) six months following the execution of the Agreement.  The $80,000 advanced by Mr. Northrup to the Company as of June 30, 2007 will be applied to the purchase price. (see Note 9)

Item 2. Management's Discussion and Analysis or Plan of Operations

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

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

Construction Services

Construction Services revenues decreased $198,000 or 1333% due to management's inability to secure and complete larger projects. The failures can be attributed to change in key personnel, inadequate operating capital to support large upfront costs, cyclical softening of the market, inadequate sales and marketing effort, and lack of bonding capacity. Gross margin percentage increased to 40% from 8% because of our efforts to reduce costs and focus on more profitable projects.

Operating expenses as a percentage of revenue increased from 28% to 75% because of our lower revenue base in the current year quarter. On a gross dollar basis, operating expenses increased $16,000, or 15% because of increased overhead costs, such as fuel and fleet maintenance.

Overall, Construction Services had a loss from operations of $41,000 compared to a loss from operations of $69,000 during the prior period, an increase of $28,000, based on the factors discussed above.

Maintenance Services

Maintenance Services revenues decreased $71,000, or 13%. Revenues decreased because of slower than expected demand for services during 2007 and a discontinuation of testing services during the three months ended December 31, 2006. Gross margin percentage decreased to 38% from 43% primarily because of decreased in revenues. Labor related charges remained consistent between periods.

Operating expenses as a percentage of revenue decreased to $38,000 or 23%,. Insurance expense decreased $3,000, or 22%, during the current year quarter because of reasons stated above.

Overall, Maintenance Services income from operations increased $21,000 or 46%, based on the factors discussed above.

Other

Corporate overhead, excluding interest related charges decreased from $167,000 to $155,000 or 8%. The decrease in costs is the result of a reduction in legal and related costs.

Interest expense, including liquidated damages increased to $396,000 from $392,000, or 1%. We have a higher debt base this quarter compared to the prior year quarter which attributes to the increase in interest expense. Interest expense also includes amortization of the note discounts discussed in Note 3.

We recorded liquidated damages of $217,000 during the current period related to our failure to timely file a registration statement to register the shares underlying the convertible notes and warrants discussed in Note 3. We recorded liquidated damages of $167,800 for the quarter ended June 30, 2007.

Consolidated

On a consolidated basis, our revenues from continuing operations decreased $268,000, or 39%, our gross margin decreased $14,000, or 5%, our operating expenses decreased $61,000, or 14%; our liquidated damages and interest expense increased $3,000. We recorded a net loss from continuing operations of $577,000 in the current period, compared to a net loss of $663,000 in the prior year quarter.

DISCONTINUED OPERATIONS

In June 2006, we discontinued the operations of the Consumer Services division, which consisted primarily of installation of home consumer products for a major retailer. The employees of the Consumer Services division were laid-off in and the fixed assets used in the Consumer Services Division were transferred to the Company's other divisions. The net loss from discontinued operations for the three months ended June 30, 2007 and 2006 was $0 and $54,000 respectively.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2006

Construction Services

Construction Services revenues decreased $1,002,000 or 111% due to management's inability to secure and complete larger projects and to control cost. The failures can be attributed to change in key personnel, inadequate operating capital to support large upfront costs, cyclical softening of the market, inadequate sales and marketing effort, and lack of bonding capacity. Gross margin percentage increased to 45% from 25% because our efforts during the quarter focused primarily on more profitable contracts.

Operating expenses as a percentage of revenue increased from 17% to 34% because of our lower revenue base in the current year quarter. On a gross dollar basis, operating expenses decreased $24,000, or 8% because of efforts to reduce overhead costs.

Overall, Construction Services had income from operations of $106,000 compared to income from operations of $150,000 during the prior period, a decrease of $44,000, based on the factors discussed above.

Maintenance Services

Maintenance Services revenues decreased $154,000, or 10%. Gross margin percentage decreased to 41% from 42%. Labor related charges remained consistent between periods. Maintenance services revenues and job profitability remained consistent between periods. Operating expenses as a percentage of revenue increased to 34% from 31%, or $36,000 in total. Insurance expense decreased $2,000, or 8%, during the current year quarter because of reasons stated above.

Overall, Maintenance Services income from operations decreased $24,000, based on the factors discussed above.

Other

Corporate overhead increased from $542,000 to $584,000 or 7%. The increase in costs is the result of additional legal and related costs in efforts to resolve outstanding legal matters incurred during the second quarter of the current year.

Interest expense, including liquidated damages increased to $1,458,000 from $945,000, We have a higher debt base this quarter compared to the prior year quarter which attributes to the increase in interest expense. Interest expense also includes amortization of the note discounts discussed in Note 3.

We recorded liquidated damages of $950,000 during the current period related to our failure to timely file a registration statement to register the shares underlying the convertible notes and warrants discussed in Note 3. We recorded liquidated damages of $358,000 for the nine months ended June 30, 2006.

Consolidated

On a consolidated basis, our revenues from continuing operations decreased $1,155,000, or 45%, our gross margin decreased $165,000, or 15%, our operating expenses decreased $78,000, or 5%; our liquidated damages and interest expense increased $512,000. We recorded a net loss of $1,812,000 in the current period, compared to a net loss from continuing operations of $1,321,000 in the nine months ended June 30, 2006.

DISCONTINUED OPERATIONS

In June 2006, we discontinued the operations of the Consumer Services division, which consisted primarily of installation of home consumer products for a major retailer. The employees of the Consumer Services division were laid-off in and the fixed assets used in the Consumer Services Division were transferred to the Company's other divisions. The net loss from discontinued operations for the nine months ended June 30, 2007 and 2006 was $0 and $146,000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2007 and 2006 we incurred net losses from Continuing operations of $1,812,000 and $1,321,000, respectively. During the nine months ended June 30, 2007 our continuing operations used $112,000 of cash; sold property and equipment for $32,000 and acquired property and equipment for $10,000; and received net proceeds from financing activities of $74,000, which consisted of $15,000 of proceeds from notes and an advance of $80,000 from the Company president, Burr Northrup.

At June 30, 2007, we have negative working capital of $2.45 million, and we have outstanding obligations to Barron Partners of an aggregate of $2.45 million consisting of $1.1 million due on demand and another $1.35 million that comes due at various dates during 2008. We filed a registration statement to register the shares underlying the convertible notes payable on June 2, 2006, and will continue to incur liquidated damages at the rate of 36% per year on the outstanding balance of the notes payable until such registration statement is effective. We requested for withdrawal of the registration statement on May 2, 2007.

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

As of June 30, 2007, the Company settled all disputes with former chairman and chief executive officer, Steven Rosenthal, who had filed a complaint against the Company in San Bernardino County Superior Court. The Company paid $13,000 during April of 2007 in repayment of costs paid to third party creditors by Mr. Rosenthal.   The Company may issue stock to Mr. Rosenthal in August, 2007.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

1.1**	Investment Banking Agreement with Windstone Capital Partners dated October 24, 2003

2.1**	Plan and Agreement of Triangular Merger Between Environmental Technologies, Inc., Parr Sub One, Inc. and Christie-Peterson Development dated December 29, 2003

2.2**	Agreement of Merger between Christie-Petersen Development and Parr Sub One, Inc. filed December 30, 2003

2.3**	Plan and Agreement of Triangular Merger Between Environmental Technologies, Inc., Parr Sub Two, Inc. and Advanced Fuel Filtration Systems, Inc. dated December 29, 2003

2.4**	Agreement of Merger between Advanced Fuel Filtration, Inc. and Parr Sub Two, Inc. filed December 30, 2003

2.5**	Plan and Agreement of Triangular Merger Between Environmental Technologies, Inc., Parr Sub Three, Inc. and H.B. Covey, Inc. dated December 29, 2003

2.6**	Agreement of Merger between H.B. Covey, Inc. and Parr Sub Three, Inc. filed December 30, 2003

3.1.1**	Articles of Incorporation of Cyber Public Relations, Inc., filed June 18, 1998

3.1.2**	Amended and Restated Articles of Incorporation of Cyber Public Relations, Inc., changing the name of the corporation to Entech Environmental Technologies, Inc., filed March 22, 2004

3.1.3**	Articles of Incorporation of Point 2 Point Services, Inc., filed April 5, 2001

3.1.4**	Certificate of Amendment to Articles of Incorporation of Point 2 Point Services, Inc., changing the name of the corporation to Parr Development, Inc., filed December 31, 2002

3.1.5**	Amended and Restated Articles of Incorporation of Parr Development, Inc., changing the name of the corporation to Environmental Technologies, Inc., filed November 25, 2003

3.1.6**	Articles of Incorporation of Parr Sub One, Inc. filed December 19, 2003

3.1.7**	Articles of Incorporation of Parr Sub Two, Inc. filed December 19, 2003

3.1.8**	Articles of Incorporation of Parr Sub Three, Inc. filed December 19, 2003

3.1.9**	Articles of Incorporation of Christie-Petersen Development filed September 15, 1995

3.1.10**	Articles of Incorporation of YLD/Clean Fuels, Inc. filed September 18, 1995

3.1.11**	Certificate of Amendment of Articles of Incorporation of YLD/Clean Fuels, Inc., changing the name of the corporation to Advanced Fuel Filtration, Inc., filed September 27, 1997

3.1.12**	Articles of Incorporation of H.B. Covey, Inc., filed March 19, 1971

3.2.1**	Bylaws of Cyber Public Relations, Inc., adopted July 5, 1998

3.2.2**	Amended Bylaws of Cyber Public Relations, Inc. adopted February 16, 2004

3.2.3**	Amended and Restated Bylaws of Entech Environmental Technologies, Inc., adopted April 28, 2004

3.2.4**	Bylaws of Point 2 Point Services, Inc

3.2.5**	Bylaws of Parr Sub One, Inc. , adopted December 29, 2003

3.2.6**	Bylaws of Parr Sub Two, Inc., adopted December 29, 2003

3.2.7**	Bylaws of Parr Sub Three, Inc., adopted December 29, 2003

3.2.8**	Bylaws of Christie-Petersen Development, adopted September 22, 1995

3.2.9**	Bylaws of YLD/Clean Fuels, Inc. dated October 6, 1995

3.2.10**	Bylaws of Entech Environmental Technologies, Inc. adopted February 4, 2004

3.2.11**	Restated Bylaws of H.B. Covey, Inc. adopted April 1, 1999

3.3.1**	Charter of the Audit Committee of the Board of Directors of Cyber Public Relations, Inc., adopted January 29, 2004

3.3.2**	Charter of the Compensation Committee of the Board of Directors of Cyber Public Relations, Inc., adopted January 29, 2004

4.1**	Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated January 23, 2004

4.2**	Registration Rights Agreement with Wood Capital Associates, regarding registration of shares, dated January 23, 2004

4.3**	Registration Rights Agreement with Patricia L. Fiorese, regarding registration of shares, dated January 23, 2004

4.4**	Registration Rights Agreement with Vance Luedtke, regarding registration of shares, dated January 23, 2004

4.5**	Registration Rights Agreement with Diane C. Burge, regarding registration of shares, dated January 23, 2004

4.6**	Registration Rights Agreement with Clayton Chase, regarding registration of shares, dated January 23, 2004

4.7**	Registration Rights Agreement with James W. Moldermaker, regarding registration of shares, dated January 23, 2004

4.8**	Registration Rights Agreement with J. Kevin Wood, regarding registration of shares, dated January 23, 2004

4.9**	Registration Rights Agreement with Thomas Sheridan, regarding registration of shares, dated January 23, 2004

4.10**	Registration Rights Agreement with San Diego Torrey Hills Capital, regarding registration of shares, dated January 23, 2004

4.11**	Registration Rights Agreement with Norman E. Clarke, regarding registration of shares, dated January 23, 2004

4.12**	Registration Rights Agreement with Steven R. Green, regarding registration of shares, dated January 23, 2004

10.1**	Robert K. Christie Employment Agreement, dated December 15, 2003

10.2**	Steven D. Rosenthal Employment Agreement, dated December 15, 2003

10.3**	Douglas L. Parker Employment Agreement, dated December 15, 2003

10.4**	James R. Christ Employment Agreement, dated December 31, 2003

10.5**	Stock Pledge Agreement between Robert K. Christie and Environmental Technologies, Inc. dated December 29, 2003

10.6**	Stock Purchase Escrow Agreement between Barron Partners, LP, Cyber Public Relations, Inc. and Harbour, Smith, Harris &Merritt, P.C. dated January 21, 2004

10.7**	Capital Stock Exchange Agreement between the Registrant and the Stockholders of Environmental Technologies, Inc., dated January 21, 2004

10.8**	Stock Purchase Agreement between Environmental Technologies, Inc. and Barron Partners, LP dated January 14, 2004

10.9**	Amendment to Stock Purchase Agreement between Environmental Technologies, Inc. and Barron Partners, LP dated January 21, 2004

10.10**	Lease Agreement, effective October 1, 1999

10.11**	Lease Agreement, effective September 1, 2001

10.12**	Lease Agreement, effective November 15, 2002

10.13**	Amendment No. 2 to Lease, effective July 31, 2003

10.14**	First Amendment to Lease, effective September 3, 2003

10.15**	Cyber Public Relations, Inc. A Warrant for the Purchase of Common Stock

10.16**	Cyber Public Relations, Inc. B Warrant for the Purchase of Common Stock

10.17**	Cyber Public Relations, Inc. C Warrant for the Purchase of Common Stock

10.18**	Cyber Public Relations, Inc. D Warrant for the Purchase of Common Stock

10.19**	Cyber Public Relations, Inc. E Warrant for the Purchase of Common Stock

10.20**	Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Wood Capital Associates

10.21**	Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Patricia L. Fiorese

10.22**	Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Vance Luedtke

10.23**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Diane C. Burge

10.24**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Clayton Chase

10.25**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, James W. Moldermaker

10.26**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, J. Kevin Wood

10.27**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Thomas Sheridan

10.28**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, San Diego Torrey Hills Capital

10.29**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Norman E. Clarke

10.30**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Steven R. Green

10.31**	Settlement Agreement with Norman T. Reynolds, Esq., dated September 23, 2004

10.32**	Settlement Agreement with Stonegate Securities, dated September 21, 2004

10.33**	Settlement Agreement with Russell Bedford Stefanou Mirchandani LLP, dated September 21, 2004

10.34**	Settlement Agreement with Birch Advisors Ltd. dated September 30, 2004

10.35**	Settlement Agreement with Gerald Foster dated September 30, 2004

10.36**	Secured Convertible Note between Entech Environmental Technologies, Inc. and Barron Partners, L.P. dated September 30, 2004

10.37**	Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Barron Partners, L.P.

10.38**	Note Purchase Agreement between Environmental Technologies, Inc. and Barron Partners, LP dated September 30, 2004

10.39**	Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated September 30, 2004

10.40**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock for Barron Partners, LP

10.41**	Escrow Agreement between Entech Environmental Technologies, Inc., Robert K. Christie and Norman T. Reynolds dated September 29, 2004

10.42**	Warrant Cancellation from Barron Partners, L. P. dated September 30, 2004

10.43**	Settlement Agreement with San Diego Torrey Hills Capital, Inc. dated September 1, 2004

10.44**	Settlement Agreement with Donald G. St. Clair, CPA dated September 30, 2004

10.45**	Termination of Investment Banking Agreement dated September 1, 2004

10.46**	Note Purchase Agreement between Environmental Technologies, Inc. and Barron Partners, LP dated December 30, 2005.

10.47**	Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated December 30, 2005.

10.48**	Secured Convertible Note between Entech Environmental Technologies, Inc. and Barron Partners, L.P. dated December 30, 2005.

10.49**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Barron Partners, LP.

10.50**	Secured Convertible Note between Entech Environmental Technologies, Inc. and Barron Partners, L.P. dated October 17, 2006.

10.51**	Secured Convertible Note between Entech Environmental Technologies, Inc. and Barron Partners, L.P. dated December 11, 2006.

10.52**	Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated December 11, 2006.

21.1**	Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to .906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to .906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
** Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.

Date: August 14, 2007	By:	/s/ Burr D Northrop
Burr D Northrop
Chief Executive Officer and Chief Financial Officer