Form 10KSB
period 2007-09-30
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2008-01-14
CIK 1066923

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2007
Commission File Number: 000-32249

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
(name of small business issuer as specified in its charter)
Florida	98-0222013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3233 Grand Avenue, Suite N-353
Chino Hills, California 91709-1489
(Address and telephone number of principal executive offices)

(909) 623-2502
(Registrant’s telephone number)

_______________________
(Former name or former address, if changed since last report)

Joseph I. Emas, Attorney at Law
1224 Washington Avenue
Miami Beach, Florida  33139
Telephone: 305.531.1174

 (Name, address and telephone number of agent for service)
Securities Registered Under Section 12(b) of the Exchange Act:
None
Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes☒     No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB.☒

State issuer’s revenues for its most recent fiscal year: $

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)as of September 30, 2007.     Yes ☒     No   ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of January 14, 2008 was approximately $680,000. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share (the “Common Stock”), as of January 14, 2008, was 34,830,840.

Transitional Small Business Disclosure Format:

Yes☐     No☒

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
Report on Form 10-KSB
For the Fiscal Year Ended September 30, 2007

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

We changed our name to Entech Environmental Technologies, Inc. on March 22, 2004 to more accurately reflect the change of our business. We provided a variety of services to customers ranging from large corporations to retail consumers, through H.B. Covey, Inc., a 57 year old construction and maintenance company that specializes in the installation and maintenance of fueling systems. We have recently expanded our scope of services to include installation of major household appliances for major retailers. We are based in southern California and provide service primarily in California.

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

Up until July 2007, our Company was organized to provide construction and maintenance services to petroleum service stations in the southwestern part of the United States of America, and provides installation services for consumer home products in Southern California. We operated our business through our wholly-owned subsidiary, H.B. Covey Inc.

At this time, we have no operations, our assets consist primarily of cash, and our liabilities consist exclusively of payables and accrued expenses. Since July 2007, our operations have consisted solely of identifying and completing a business combination with an operating company and compliance with our reporting obligations under federal securities laws.
Our current business plan and our primary objective and focus for management over the next 12 months is to identify and acquire a suitable operating company with a view towards achieving long-term growth. As of the date of this report, we have not identified a particular industry and have determined not to restrict our search for a target company to any specific business, industry or geographical location.

Due to the lack of growth in this business segment, we have been simultaneously seeking alternate business opportunities in other industries. Depending upon the business opportunity, we may acquire assets or technologies to develop our own business or we may seek out business opportunities with established business entities for the merger of a target business with our Company. Management is looking to raise debt and equity to finance its acquisition of technologies and assets.

Accordingly, during June 2007, we determined to dispose of all of the assets of the HB Covey Inc. and entered into discussions with a prospective purchaser. During July 2007, the Company entered into a Stock Sale and Purchase Agreement to sell its wholly owned subsidiary HB Covey for an aggregate selling price of $100,000 in cash which the company was to receive by September 30, 2007, and 1.8 million in shares of Company stock which the company was to receive or cancel from the current CEO and CFO, Burr Northrop by December 31, 2007 . The sale of the business was for the book value of the property and equipment assets resulting in a gain of approximately $34,000. Under the terms of the sale, HB covey, Inc. assumed certain liabilities.

We completed the sale during July 2007 and received the $100,000 in cash from Burr Northrop by September 30, 2007 consistent with the Sale and Purchase Agreement. As of September 30, 2007 the 1.8 million shares were not received or cancelled and the company recorded a receivable for the fair value of these shares as of September 30, 2007 in the amount of $120,000. The company cancelled the 1.8 million shares during the quarter ended December 31, 2007 consistent with the Sale and Purchase Agreement.

The Company is now considered a shell corporation under applicable rules of the Securities Exchange Commission promulgated under the Securities Exchange Act of 1934, as amended. Having been unable to execute our business plan, we have exited this business and are, therefore, considered a shell corporation under applicable rules of the Securities and Exchange Commission (the “SEC”) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In that regard, we are actively seeking to complete a business combination with an operating company

Most acquisitions of private operating companies by public shell companies are completed by way of merger pursuant to which the shareholders of the private company own a substantial majority of the issued and outstanding shares of the public company after completion of the merger. These transactions are often referred to as “reverse acquisitions” or “reverse mergers” and generally result in substantial additional dilution to the ownership interests of the stockholders of the public company. If any transaction is structured in this manner, our stockholders will suffer substantial dilution and all or a majority of our directors may resign and one or more new directors may be appointed without any vote by stockholders. We may complete such an acquisition upon the sole determination of our Board without any vote or approval by our stockholders. In certain circumstances, however, it may be necessary to call a stockholders' meeting and obtain approval of our stockholders, which may result in delay and additional expense in the consummation of any proposed transaction and may also give rise to certain appraisal rights to dissenting stockholders. Most likely, we will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and other professionals. If we decide not to complete a transaction after we have incurred material transaction costs in connection with the investigation, negotiation and documentation related thereto, such costs will likely not be recoverable.

CORPORATE OFFICES

The mailing address of our principal executive office is 3233 Grand Avenue, Suite N-353, Chino Hills, California 91709. Our telephone number is (909) 623-2502 and our fax number is (909) 865-1244. Our e-mail address is entech@onebox.com. Our operational offices are located in Chino, California.

EMPLOYEES

We currently do not have any employees. We utilize the services of various consultants who provide, among other things, corporate secretary and accounting services to the Company. Since we do not have any significant operations, unless and until we complete an acquisition of an operating company, we do not intend to retain any additional personnel.

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

WE HAVE NOT ACHIEVED PROFITABLE OPERATIONS, WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT AND WE EXPECT FUTURE LOSSES THAT MAY CAUSE OUR STOCK PRICE TO DECLINE. AT THE CURRENT TIME THE COMPANY HAS NO OPERATIONS AND IS CONSIDERED A SHELL COMPANY.

We incurred net losses of approximately $3.2 million in fiscal year 2007, $1.47 million in fiscal year 2006, $1.23 million in fiscal year 2005, $28.9 million in fiscal year 2004, $457,000 in fiscal year 2003. Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins. We cannot assure you that we will achieve or maintain profitable operations in the future. At the current time the company has no operations and is considered a shell company.

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

ITEM 2.                       DESCRIPTION OF PROPERTY

There are none. There is no physical property the company currently rents, leases, or occupies.

ITEM 3.                       LEGAL PROCEEDINGS

NK Heating & Air Conditioning filed complaint against the Company and its formerly owned subsidiary, CPI Development, Inc. in Los Angeles County Superior Court. The complaint alleges a breach of contract, and alleges damages of $98,000. As of December 2007, the Company has reached an understanding with NK Heating on settlement terms and is in the process of documenting these terms to settle all claims.

As of June 30, 2007, the Company settled all disputes with former chairman and chief executive officer, Steven Rosenthal, who had filed a complaint against the Company in San Bernardino County Superior Court. The Company paid $13,000 during April of 2007 in repayment of costs paid to third party creditors by Mr. Rosenthal. The complaint filed by Mr. Rosenthal has been dismissed without prejudice on August 31, 2007. Subsequently, the Company revised the settlement agreement and issued 1,200,000 shares of common stock to Mr. Rosenthal in August, 2007 and an additional 300,000 shares of common stock to Mr. Rosenthal to be issued in December 2007.

Other than described above, the Company is not engaged in any other litigation, and is unaware of any claims or complaints that could result in future litigation. All known proceedings against the Company have been settled

ITEM 4.                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol "EEVT.OB" If we fail to stay current with our required filings under the Exchange Act, our shares will only be quoted on the "pink sheets."

The below quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Year ended 09/30/06	High	Low
First quarter	$0.10	$0.03
Second quarter	$0.09	$0.05
Third quarter	$0.08	$0.02
Fourth quarter	$0.04	$0.04

Year ended 09/30/07	High	Low
First quarter	$0.05	$0.02
Second quarter	$0.04	$0.01
Third quarter	$0.06	$0.01
Fourth quarter	$0.07	$0.03

At September 30, 2007, there were 34,530,840 shares of our common stock outstanding. Our shares of common stock are held by approximately 85 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

RECENT SALES OF UNREGISTERED SECURITIES

As part of a settlement with former chairman and chief executive officer, Steven Rosenthal, the Company issued 1,200,000 of restricted common shares of Company stock during August 2007 and issued an additional 300,000 restricted common shares during December 2007.

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

As part of a settlement with former officer, Bret Covey, the Company issued 800,000 of restricted common shares of Company stock during August 2007.

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

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

OVERVIEW

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

Overview and Recent Transactions

Up until June 2007, our Company was organized to provide construction and maintenance services to petroleum service stations in the southwestern part of the United States of America, and provides installation services for consumer home products in Southern California. We operated our business through our wholly-owned subsidiary, H.B. Covey Inc. Having been unable to execute our business plan, we have exited this business, and are, therefore, considered a shell corporation under applicable rules of the SEC. In that regard, we are actively seeking to complete a business combination with an operating company.

Due to the lack of growth in this business segment, we have been simultaneously seeking alternate business opportunities in other industries. Depending upon the business opportunity, we may acquire assets or technologies to develop our own business or we may seek out business opportunities with established business entities for the merger of a target business with our Company. Management is looking to raise debt and equity to finance its acquisition of technologies and assets.

Plan to Acquire an Operating Company

Our current business plan consists solely of identifying and acquiring a suitable operating company to acquire and maintain compliance with our reporting obligations under federal securities laws.

We anticipate that the selection of a business combination will be complex and subject to substantial risk. Based on general economic conditions, technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking access to the capital markets and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to incentivize key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Unless we acquire an operating company, we do not expect to retain any additional personnel, incur any capital expenditures, or incur any research and development expenses. Our ability to generate future revenue and earnings is dependent on identifying and acquiring an operating company. Although we have evaluated potential acquisition targets and engaged in general discussions and due diligence activities regarding the acquisition of an operating company, we have not entered into any agreement to acquire an operating company. There can be no assurance that we will be able to identify an acceptable operating company, complete an acquisition, or that any business we acquire will generate profits or increase the value of the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended September 30, 2007, we generated a net operating loss of $3.2 million, we used cash in operating activities of $400,000; and we raised $28,214 through the issuance of convertible notes payable and the sale of common stock. We financed our operations primarily through the use of these proceeds.

During the year ended September 30, 2006, we generated a net operating loss of $1.47 million, we used cash in operating activities of $388,000; and we raised $187,000 through the issuance of convertible notes payable and the sale of common stock. We financed our operations primarily through the use of these proceeds.

In order to execute our business plan, we will need to acquire additional debt or equity financing. Our independent certified public accountants have stated in their report, included in this Form 10-KSB, that due to our net loss and negative cash flows from operations, in addition to a lack of operational history, there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2007. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

RECENT DEVELOPMENTS

None.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Recent Accounting Pronouncements

For a complete discussion of our accounting policies and procedures and recent accounting pronouncements, see the footnotes to our financial statements beginning in Item 7.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Entech Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Entech Environmental Technologies, Inc. (Company) and subsidiaries as of September 30, 2007, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Entech Environmental Technologies,  Inc. as of  September  30, 2006 were audited by another auditor, whose report dated January 09, 2007 on those statements included an explanatory  paragraph describing conditions that raised substantial doubt as to the Company's ability to continue as a going concern as discussed in Note 1 to the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entech Environmental Technologies, Inc. and subsidiaries as of September 30, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
December 27, 2007

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
of  Entech Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Entech Environmental Technologies, Inc. (Company) and subsidiaries as of September 30, 2006, and the related consolidated statement of income, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entech Environmental Technologies, Inc. and subsidiaries as of September 30, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mendoza Berger & Company, LLP

Irvine, California
January 9, 2007

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30

	2007	2006
Assets

Current assets:
Cash	$271	$83,315
Accounts receivable, net allowance for doubtful accounts totaling $-
and $42,641, respectively	-	620,118
Costs and estimated earnings in excess of billings on uncompleted contracts	-	71,424
Inventories	-	426,854
Related party receivable	120,000	-
Prepaid expenses and other	-	38,460
Total current assets	120,271	1,240,171

Property and equipment, net	245	384,306

Other assets	-	40,092

Total assets	$120,516	$1,664,569

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable	$198,284	$443,186
Accrued interest and other	547,884	522,952
Accrued payroll	-	89,188
Billings in excess of costs and estimated earnings on uncompleted contracts	-	182,432
Purchase price payable	29,209	36,791
Due to affiliated entities	272,371	793,025
Current portion of notes payable	2,743,039	1,099,546
Current portion of note payable - related party	-	27,894
Total current liabilities	3,790,787	3,195,014

Notes payable, net of current portion	453,335	115,261
Note payable - related party, net of current portion	-	92,253

Commitments and contingencies	-

Deficiency in stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 34,530,840 and
32,530,840 shares issued and outstanding, respectively	34,531	32,531
Additional paid-in capital	17,699,585	16,896,511
Common stock subscribed, 3,500 and 3,500 shares, respectively	597	597
Accumulated deficit	(21,858,319)	(18,667,598)
Total deficiency in stockholders' equity	(4,123,606)	(1,737,959)

Total liabilities and deficiency in stockholders' equity	$120,516	$1,664,569

See accompanying notes to the consolidated financial statements.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30

2007
2006

 Revenues, net
$-	$-

 Cost of goods sold
-	-

 Gross profit
-	-

 Operating expenses:

 Selling, general, and administrative expenses
262,745	195,651

 Depreciation and amortization
3,564	4,820

       Total operating expenses
266,309	200,471

 Loss from operations
(266,309)	(200,471)

 Settlement expense
(118,000)	-

 Amortization of note discount
(526,146)	(689,127)

 Liquidated damages
(1,955,434)	(500,606)

 Interest expense
(222,620)	(117,066)

 Loss before provision for income taxes

 and discontinued operations
(3,088,509)	(1,507,270)

 Provision for income taxes
-	-

 Loss from continuing operations
(3,088,509)	(1,507,270)

 Income (Loss) from discontinued operations, net of taxes
(136,087)	38,531

 Gain on disposal of discontinued operations, net of taxes
33,875	-

 Net loss
$(3,190,721)	$(1,468,739)

 Net loss per share - basic and fully diluted
$(0.10)	$(0.05)

 Net loss per share - continuing operations
$(0.09)	$(0.05)

 Net loss per share - discontinued operations
$-	$0.00

 Basic and diluted weighted average

 number of shares outstanding
32,640,429	32,312,591

See accompanying notes to the consolidated financial statements.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2007

Common Stock
Deficiency In

Common Stock
Additional Paid
Subscribed,
Accumulated
Stockholders'

Shares
Amount
In Capital
Not issued
Deficit
Equity

 Balances at September 30, 2005
28,405,825	$28,406	$15,943,420	$136,598	$(17,198,859)	$(1,090,435)

 Issuance of previously subscribed shares
4,225,015	4,225	131,776	(136,001)		-

 Shares issued in legal settlement
1,000,000	1,000	89,000			90,000

 Shares issued to a service
					-

 provider at $0.05 per share
100,000	100	4,900			5,000

 Net shares cancelled per
					-

 agreement with former employee
(1,200,000)	(1,200)	1,200			-

 Value of Beneficial conversion features
		504,523			504,523

 Waiver of liquidation damages
		221,692			221,692

 Net loss for the period from operations
				(1,507,270)	(1,507,270)

 Net Income for the period from discontinued operations
				(38,531)	(38,531)

 Balances at September 30, 2006
32,530,840	$32,531	$16,896,511	$597	$(18,667,598)	$(1,737,959)

 Value of Beneficial conversion features
		739,074			739,074

 Shares issued in legal settlement
2,000,000	2,000	64,000			66,000

 Net loss for the period from operations
				(3,088,509)	(3,088,509)

 Net loss for the period from discontinued operations
				(102,212)	(102,212)

		-

 Balances at September 30, 2007
34,530,840	$34,531	$17,699,585	$597	$(21,858,319)	$(4,123,606)
See accompanying notes to the consolidated financial statements.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30,

2007
2006

 Net loss
(3,190,721)	(1,468,739)

 Cash flows from continuing operating activities:

   Adjustments to reconcile net loss to  net cash

   provided by (used in) operating activities:

 Depreciation and amortization
3,564	4,820

 Common stock issued for services
-	5,000

 Common stock issued for settlement
66,000

 Settlement of accounts payable
-	(37,935)

 Amortization of note discount
526,146	490,143

 Changes in:

 Related party receivable
(120,000)	-

 Other assets
4,244	(756)

 Accounts payable and accrued expenses
2,311,115	618,657

 Net cash used in continuing operating activities
(399,652)	(388,810)

 Net cash provided by discontinued operations from continuing operations
1,611,756	180,928

 Net cash used in operating activities
1,212,104	(207,882)

 Cash flows from investing activities:

 Purchases of property and equipment
-	-

 Net cash used in continuing  investing activities
-	-

 Net cash provided by (used in) discontinued operations from investing activities
268,364	(95,185)

 Net cash provided by (used in) investing activities
268,364	(95,185)

 Cash flows from financing activities:

 Net proceeds from notes payable
28,214	183,724

 Net cash provided by continuing financing activities
28,214	183,724

 Net cash provided by (used in) discontinued operations from financing activities
(1,591,726)	89,505

 Net cash provided by (used in) financing activities
(1,563,512)	273,229

 Net increase (decrease) in cash
(83,044)	(29,838)

 Cash at beginning of period
83,315	113,153

 Cash at end of period
$271	$83,315

 Supplemental Disclosures of Cash Flow Information :

 Cash paid during the period for interest
$6,663	$10,742

 Common stock issued to consultants for services
$-	$5,000

 Common stock issued for accounts payable
$-	$127,935

 Common stock issued for legal settlement
$66,000	$-

 Beneficial conversion feature of convertible note payable
$739,074	$504,523

See accompanying notes to the consolidated financial statements.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

NOTE 1 – BUSINESS, BASIS OF PRESENTATION and GOING CONCERN ISSUES

Entech Environmental Technologies, Inc. ("Entech" or the "Company"), formerly Cyber Public Relations, Inc., was formed in June, 1998 under the laws of the State of Florida. The Company, through its H.B. Covey subsidiary, provided construction and maintenance services to petroleum service stations in the southwestern part of the United States of America, and provides installation services for consumer home products in Southern California.

The Company was formed for the purpose of engaging in the environmental services business. The Company had been unable to execute its business plan, and exited the environmental services business. The Company is now considered a shell corporation under applicable rules of the Securities Exchange Commission promulgated under the Securities Exchange Act of 1934, as amended.

Business Combination and Corporate Recapitalization

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

In connection with Entech NV's acquisition of CPI, the total consideration paid was $3,238,483 and the significant components of the transaction were as follows:

Net liabilities assumed in excess of assets	$3,238,483
Cash paid	-
Total consideration paid / goodwill	$3,238,483

On September 30, 2004, CPI filed bankruptcy under Chapter 7 of the U.S. Bankruptcy Code.

In Connection with Entech NV's acquisition of Advanced Fuel, the total consideration paid was $2,855,626 and the significant components of the transaction were as follows:

Net liabilities assumed in excess of assets	$1,855,626
Note payable	1,000,000
Total consideration paid / goodwill	$2,855,626

On September 30, 2004, Advanced Fuel filed bankruptcy under Chapter 7 of the U.S. Bankruptcy Code.

In connection with Entech NV's acquisition of H.B. Covey, the total consideration paid was $954,911 and the significant components of the transaction were as follows:

Net assets acquired in excess of liabilities	$(45,089)
Note payable	1,000,000
Total consideration paid / goodwill	$954,911

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

The total consideration paid was $297,578 and the significant components of the transaction were as follows:

Common stock retained	$315
Liabilities assumed in excess of assets	22,263
Cash paid	275,000
Total Consideration Paid/Goodwill	$297,578

Up until July 2007, our Company was organized to provided construction and maintenance services to petroleum service stations in the southwestern part of the United States of America, and provides installation services for consumer home products in Southern California. We operated our business through our wholly-owned subsidiary, H.B. Covey Inc.
In June 2007, we determined to dispose of all of the assets of the HB Covey, Inc, and entered into discussions with a prospective purchaser. During July 2007, we entered into an agreement to sell those assets for an aggregate selling price of $100,000 in cash and 1.8 million in shares of Company stock from current CEO and CFO, Burr Northrop. Under the terms of the sale, HB Covey, Inc. assumed certain liabilities. We completed the sale during July 2007 Subsequent to this the company has no operations and no income.

At this time, we have no operations, our assets consist primarily of cash, and our liabilities consist exclusively of payables and accrued expenses. Since July 2007, our operations have consisted solely of identifying and completing a business combination with an operating company and compliance with our reporting obligations under federal securities laws.

The Company is now considered a shell corporation under applicable rules of the Securities Exchange Commission promulgated under the Securities Exchange Act of 1934, as amended. Having been unable to execute our business plan, we have exited this business and are, therefore, considered a shell corporation under applicable rules of the Securities and Exchange Commission (the “SEC”) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In that regard, we are actively seeking to complete a business combination with an operating company

Discontinued Operations and Deconsolidation

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

In June 2006, the HB Covey, Inc. discontinued the operations of the Consumer Services division, which consisted primarily of installation of home consumer products for a major retailer. The employees of the Consumer Services division were laid-off in and the fixed assets used in the Consumer Services Division were transferred to the Company's other divisions. The net loss from these discontinued operations are included as a component of discontinued operations from the sale of HB Covey, Inc.

In July 2007, the Company executed a Purchase and Sale Agreement for the sale of 100% of the Company’s wholly owned subsidiary HB Covey, Inc. with Burr Northrop, the CEO and CFO and shareholder of the Company. Pursuant to the terms of the Agreement, the Company agreed to sell HB Covey, Inc. for an aggregate selling price of $100,000 in cash and 1.8 million in shares of Company stock. Under the terms of the sale, HB covey, Inc. assumed certain liabilities. We completed the sale during July 2007.

The consolidated financial statements included the accounts of the Company, the results of operations of its wholly-owned subsidiary, H.B. Covey, Inc. are included in discontinued operations.. The balance sheets of CPI and Advanced Fuel have been de-consolidated as of September 30, 2004, and are not included in the balance sheet, consolidated statement of operations and consolidated statement of cash flows of the Company for the years ended September 30, 2007 and September 30, 2006.

Going Concern Issues

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended September 30, 2007 and 2006, the Company incurred losses from continuing operations of $3.2 million and $1.46 million, respectively. As of September 30, 2007, the Company has negative working capital of $3.67 million, an accumulated deficit of $21.9 million, current portion of notes payable of $2,743,000 after full amortization of the note discount, and accounts payable and accrued expenses of $746,000.

Other than cash received from the collection of accounts receivable for construction, maintenance and consumer services, the Company’s cash resources are generally limited to borrowings under the Note Purchase Agreement as discussed in Note 5. To date, the Company has borrowed $1.2 million under the agreement, which provides for total aggregate borrowings of $1.5 million. The Note Purchase Agreement provides certain restrictions on the Company’s ability to raise funds from other resources. As a result of these restrictions and the Company having no current operations, payments to vendors, lenders and employees may be delayed.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s existence is dependent upon management’s ability to develop profitable operations and to resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through a business combination and/or an acquisition of a profitable operating company.

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

Fair Value of Financial Instruments

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

Property and Equipment

Property and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to five years using the straight-line method. The estimated service lives of property and equipment are as follows:

Transportation equipment	Five years
Tools and equipment	Five years
Office furniture and equipment	Three years
Leasehold improvements	Five years

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future undiscounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Stock Based Compensation

The Company did not issue any stock-based employee compensation during the years ended September 30, 2007 and 2006.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2007 and 2006 and for subsequent periods.

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

Income Taxes

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (“SFAS 109”). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

In September 2005, the Emerging Issues Task Force reached a consensus on EITF 05-8, “Income TaxConsequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which providesguidance on tax basis differences that arise from issuing convertible debt with a beneficial conversionfeature. EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” requires that an in-the-money non-detachable conversion feature embedded in a convertible security be accounted for separately. This type of beneficial conversion feature is recognized and measured separately by allocating a portion of the proceeds on the issuance of the instrument, equal to the intrinsic value of the conversion option, to additional paid-in-capital. The convertible security is recorded at face value and a discount is recognized equal to the amount that is allocated to additional paid-in-capital. The consensus is required to be applied in fiscal periods beginning after December 15, 2005, by retroactive restatement of prior financial statements retroactive to the issuance of the convertible debt.

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

Net Loss Per Common Share

The Company computes earnings (loss) per share under Financial Accounting Standard No. 128, "Earnings Per Share" (“SFAS 128”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's warrants (calculated using the treasury stock method). During 2007 and 2006, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for the Company beginning with its fiscal year 2009. The Company is currently assessing the impact of SFAS 159 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at September 30 consist of the followings:

	2007	2006
Transportation equipment	$--	$683,194
Tools and equipment	--	163,545
Office furniture and equipment	14,460	241,724
Leasehold improvements	--	150,000
	14,460	1,238,463

Less accumulated depreciation and amortization	(14,215)	(854,157)
Net property and equipment	$245	$384,306

Depreciation expense totaled $4,300 and $115,000 from both continuing operations and discontinued operations for the years ended September 30, 2007 and 2006 respectively.

NOTE 4 – DUE TO AFFILIATED ENTITIES

As discussed in Note 1, the Company completed a reorganization in 2004, and after failing to realize the then current business plan, two of the entities filed for bankruptcy protection in September 2004. The Company wrote-off its receivables from these entities in 2004. As of September 30, 2007 and 2006, the Company had liabilities to the affiliated entities totaling $272,000 and $793,000, respectively.

NOTE 5 – NOTE PURCHASE AGREEMENTS AND LIQUIDATED DAMAGES

In September 2004, the Company entered into a Note Purchase Agreement ("NPA #1") whereby the Company would borrow a minimum of $100,000 and a maximum of $1,500,000 pursuant to a secured convertible note or convertible notes. Through September 30, 2006, the Company has borrowed $1.1 million under NPA #1, and this amount was due on September 30, 2006. The notes are currently in default. The note bears interest at 8% per year, is due on demand. The notes are convertible into 42.5 million common shares, and the Company issued warrants to purchase 15.9 million common shares to the note holder pursuant to NPA #1. The shares underlying the convertible notes and warrants have registration rights. The registration rights agreement for NPA #1 provides for liquidated damages equal to 36% per annum of the note principal in the event that a registration statement to register the underlying shares is not filed timely or declared effective timely. The Company filed a registration statement to register the shares underlying the convertible note payable and warrants on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company has recorded liquidated damages of approximately $1.2 million from inception of the note to September 30, 2007.

In December 2005, the Company executed a Note Purchase Agreement ("NPA #2") to provide for repayment of the advance by Burr Northrop that was used to pay the initial purchase price in the acquisition of Pacific Coast Testing. NPA #2 provides for funding of $100,000 pursuant to a convertible note payable, and the funding did not occur until January 2006. Accordingly, the transaction was recorded in January 2006. The note bears interest at 8% per year, is due December 30, 2007. The note is convertible into 4.0 million shares of common stock. The Company issued warrants to purchase 4.0 million common shares to the note holder in December 2005. The value of the note proceeds were allocated to the beneficial conversion feature and the warrants, resulting in a discount equal to the face value of the note. The note discount is being amortized to interest expense beginning on the funding date. The shares underlying the convertible note and warrants have registration rights. The registration rights agreement for NPA #2 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable and warrants on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company has recorded liquidated damages of approximately $27,000 from inception of the note to September 30, 2007.

In January 2006, the Company executed a Note Purchase Agreement ("NPA #3") to convert $236,680 of accrued liquidated damages on NPA #1 into a note payable. The note bears interest at 8%, is due December 30, 2007 and is convertible into approximately 9.5 million shares of common stock based on a conversion rate of one common share for every $.025 of note principal. The value of the note proceeds were allocated to the beneficial conversion feature, resulting in a discount equal to the face value of the note. The note discount is being amortized to interest expense beginning on the funding date. The shares underlying the convertible note have registration rights. The registration rights agreement for NPA #3 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company has recorded liquidated damages of approximately $66,000 from inception of the note to September 30, 2007.

In April 2006, the Company executed a Note Purchase Agreement ("NPA #4) to convert $167,843 of accrued liquidated damages on NPA #1, NPA #2 and NPA #3 into a note payable. The note bears interest at 8%, is due April 30, 2008, and is convertible into approximately 6.7 million shares of common stock based on a conversion rate of one common share for every $.025 of note principal. The value of the note proceeds were allocated to the beneficial conversion feature, resulting in a discount equal to the face value of the note. The note discount is being amortized to interest expense beginning on the funding date. The sharesunderlying the convertible note have registration rights. The registration rights agreement for NPA #4 provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company has recorded liquidated damages of approximately $85,000 from inception of the note to September 30, 2007.

In October, 2006 the Company executed a Note purchase Agreement to convert $848,313 of accrued liquidated damages into a note payable. The note bears interest at 8%, is due on October 17, 2008, and is convertible into approximately 34 million shares of common stock based on a conversion rate of one common share for every $.025 of note payable. The shares underlying the convertible note have registration rights. The registration rights agreement provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company has recorded liquidated damages of approximately $266,000 from inception of the note to September 30, 2007.

In December 2006, the Company executed a Note purchase Agreement to borrow $15,000 pursuant to a secured convertible note or convertible note. The note bears interest at 8%, is due on December 11, 2008, and is convertible into approximately 600,000 shares of common stock based on a conversion rate of one common share for every $.025 of note payable and the Company issued warrants to purchase 225,000 common shares to the note holder. The shares underlying the convertible note have registration rights. . The registration rights agreement provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company has recorded liquidated damages of approximately $3,000 from inception of the note to September 30, 2007.

In December, 2006 the Company executed a Note purchase Agreement to convert $333,791 of accrued liquidated damages into a note payable. The note bears interest at 8%, is due on August 15, 2009, and is convertible into approximately 13 million shares of common stock based on a conversion rate of one common share for every $.025 of note payable. The shares underlying the convertible note have registration rights. The registration rights agreement provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. . The Company has recorded liquidated damages of approximately $81,000 from inception of the note to September 30, 2007.

In June, 2007, the Company executed a Note purchase Agreement to convert $784,512 of accrued liquidated damages into a note payable. The note bears interest at 8%, is due on June 20, 2009, and is convertible into approximately 31 million shares of common stock based on a conversion rate of one common share for every $.025 of note payable. The shares underlying the convertible note have registration rights. The registration rights agreement provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company has recorded liquidated damages of approximately $56,000 from inception of the note to September 30, 2007.

In August 2007, the Company executed a Note purchase Agreement to borrow $20,795 pursuant to a secured convertible note or convertible note. The note bears interest at 8%, is due on August 15, 2009, and is convertible into approximately 831,000 shares of common stock based on a conversion rate of one common share for every $.025 of note payable and the Company issued warrants to purchase 831,000 common shares to the note holder. The shares underlying the convertible note have registration rights. . The registration rights agreement provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company has recorded liquidated damages of approximately $200 from inception of the note to September 30, 2007.

In August, 2007, the Company executed a Note purchase Agreement to convert $192,083 of accrued liquidated damages into a note payable. The note bears interest at 8%, is due on August 15, 2009, and is convertible into approximately 7.7 million shares of common stock based on a conversion rate of one common share for every $.025 of note payable. The shares underlying the convertible note have registration rights. The registration rights agreement provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective. The Company has recorded liquidated damages of approximately $2,000 from inception of the note to September 30, 2007.

The notes referenced above are secured by the Company's assets. Conversion of the convertible notes and exercise of the warrants issued pursuant to NPA #1, NPA #2, NPA #3 and NPA #4 are limited such that the note holder can not convert notes or exercise warrants that would result in beneficial ownership by the holder or its affiliates of more than 4.9% of the outstanding common shares on the conversion or exercise date.

For income tax purposes the entire amount of the proceeds received at issuance of the debt is treated as the tax basis of the convertible debt security.

Notes issued subsequent to the year ended September 30, 2007 include the following:

In October 2007, the Company executed a Note purchase Agreement to borrow $12,000 pursuant to a secured convertible note or convertible note. The note bears interest at 8%, is due on October 24, 2009, and is convertible into approximately 480,000 shares of common stock based on a conversion rate of one common share for every $.025 of note payable and the Company issued warrants to purchase 480,000 common shares to the note holder. The shares underlying the convertible note have registration rights. . The registration rights agreement provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective.

In November 2007, the Company executed a Note purchase Agreement to borrow $10,820 pursuant to a secured convertible note or convertible note. The note bears interest at 8%, is due on November 13, 2009, and is convertible into approximately 432,000 shares of common stock based on a conversion rate of one common share for every $.025 of note payable and the Company issued warrants to purchase 432,000 common shares to the note holder. The shares underlying the convertible note have registration rights. . The registration rights agreement provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective.

In November, 2007, the Company executed a Note purchase Agreement to convert $506,807 of accrued liquidated damages into a note payable. The note bears interest at 8%, is due on November 30, 2009, and is convertible into approximately 20 million shares of common stock based on a conversion rate of one common share for every $.025 of note payable. The shares underlying the convertible note have registration rights. The registration rights agreement provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective.

In December 2007, the Company executed a Note purchase Agreement to borrow $50,525 pursuant to a secured convertible note or convertible note. The note bears interest at 8%, is due on December 18, 2009, and is convertible into approximately 2 million shares of common stock based on a conversion rate of one common share for every $.025 of note payable and the Company issued warrants to purchase 2 million common shares to the note holder. The shares underlying the convertible note have registration rights. . The registration rights agreement provides for liquidated damages equal to 36% of the note principal in the event that a registration statement to register the underlying shares is not declared effective. The Company filed a registration statement to register the shares underlying the convertible note payable on June 8, 2006. The registration statement has not been declared effective by the Securities and Exchange Commission, and the Company will incur liquidated damages until the registration statement is declared effective.

Borrowings under the Note Purchase Agreement and the related discounts are as follows as of September 30:

	2007	2006
Note proceeds	$3,761,029	$1,566,535
Discount for value assigned to Beneficial Conversion Feature and Note Warrants	(2,305,609)	(1,566,535)
Amortization of discounts	1,740,954	1,214,807

Net carrying value of notes payable	$3,196,374	$1,214,807

The values assigned to the Beneficial Conversion Feature and the Note Warrants are treated as a discount to the Notes, and are being amortized to interest expense over the terms of the Notes.

The aggregate amounts of existing long-term debt maturing in each of the next five years is as follows: 2008 – $2,743,039; 2009 – $453,335; 2010 – $0: 2011 –$0; 2012 - $0.

NOTE 6 – CAPITAL STOCK

Issued and outstanding

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

As of September 30, 2007, the Company has outstanding convertible notes that are convertible into 150 million common shares and has outstanding warrants that are exercisable for 22 million common shares. Conversion of the convertible notes and exercise of the warrants for 20 million common shares are limited such that the note holder can not convert notes or exercise warrants that would result in beneficial ownership by the holder or its affiliates of more than 4.9% of the outstanding common shares on the conversion or exercise date.

As part of a settlement with former chairman and chief executive officer, Steven Rosenthal, the Company issued 1,200,000 of restricted common shares of Company stock during August 2007 and issued an additional 300,000 restricted common shares during December 2007.

As part of a settlement with former officer, Bret Covey, the Company issued 800,000 of restricted common shares of Company stock during August 2007.

The Company did not grant any stock options during the years ended September 30, 2007 or 2006.

Shares subscribed, not issued

The Company did not subscribe any shares during the years ended September 30, 2007 and 2006.

Following is a summary of the subscribed share activity:

Common Stock Subscribed, Not Issued (Shares)

		Incentive
	Cash	Compensation	Services	Other	Total
Balance at September 30, 2005	4,000,015	-	228,500	-	4,228,515

Issuance of subscribed shares	(4,000,015)		(225,000)	-	(4,225,015)

Balance at September 30, 2006	-	-	3,500	-	3,500

Balance at September 30, 2007	-	-	3,500	-	3,500

NOTE 7 – WARRANTS TO PURCHASE COMMON STOCK

The Company did not grant any stock options during the years ended September 30, 2007 or 2006.

Transactions involving warrants are summarized below:

	Warrants outstanding	Weighted average exercise price
Balance at September 30, 2005	24,355,555	$0.91
Granted	-
Exercised	-
Cancelled	(3,150,000)
Balance at September 30, 2006	21,205,555	$0.25
Granted	1,056,800
Exercised	-
Expired	(800,000)
Balance at September 30, 2007	21,462,355	$0.15

The following is a further breakdown of the warrants outstanding as of September 30, 2007:

Exercise prices	Number outstanding and exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price outstanding and exercisable
$0.025	1,056,800	1.73	$0.025
0.050	4,000,000	3.25	0.050
0.150	15,930,180	2.05	0.150
1.100	475,375	1.33	1.100

	21,462,355	2.24	$0.146

The following is a further breakdown of the warrants outstanding as of September 30, 2006:

Exercise prices	Number outstanding and exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price outstanding and exercisable
$0.050	4,000,000	4.25	$0.050
0.150	15,930,180	3.05	0.150
1.100	475,375	2.33	1.100
2.000	2,000,000	3.33	2.000
2.500	400,000	0.38	2.500
3.000	400,000	0.38	3.000

	21,205,555	3.16	$0.250

NOTE 8 – INCOME TAXES

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

Components of the deferred tax benefit (expense) as of September 30 were as follows:

	2007	2006
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	1,020,000	364,000
State	175,000	93,000

Change in valuation allowance	(1,195,000)	(457,000)
Total	$-	$-

Components of deferred tax asset (liability) as of September 30 were as follows:

	2007	2006
Deferred tax liabilities current: Beneficial conversion features	$(225,000)	$(293,000)
Deferred tax asset non-current:
Net operating loss carryovers	7,157,000	6,030,000
Valuation allowance	(6,932,000)	(5,737,000)
Net deferred tax asset	$-	$-

For income tax reporting purposes, the Company's aggregate unused federal net operating losses approximate $18 milliion, which expire through 2027, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company is currently evaluating any limitations on the net operating losses as provided by Section 382 of the Internal Revenue Code.

The Company has provided a valuation reserve against the full amount of the net deferred tax asset, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rates were as follows:

	2006	2005
Statutory federal tax benefit rate	34.00%	34.00%
Statutory state tax benefit rate	5.83%	5.83%
	39.83%	39.83%
Valuation allowance	(39.83%)	(39.83%)
Effective income tax rate	0.00%	0.00%

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

NK Heating & Air Conditioning filed complaint against the Company and its formerly owned subsidiary, CPI Development, Inc. in Los Angeles County Superior Court. The complaint alleges a breach of contract, and alleges damages of $98,000. As of December 2007, the Company has reached an understanding with NK Heating on settlement terms and is in the process of documenting these terms to settle all claims.

As of June 30, 2007, the Company settled all disputes with former chairman and chief executive officer, Steven Rosenthal, who had filed a complaint against the Company in San Bernardino County Superior Court. The Company paid $13,000 during April of 2007 in repayment of costs paid to third party creditors by Mr. Rosenthal. The complaint filed by Mr. Rosenthal has been dismissed without prejudice on August 31, 2007. Subsequently, the Company revised the settlement agreement and issued 1,200,000 shares of common stock to Mr. Rosenthal in August, 2007 and an additional 300,000 shares of common stock to Mr. Rosenthal to be issued in December 2007. Other than described above, the Company is not engaged in any other litigation, and is unaware of any claims or complaints that could result in future litigation. All known proceedings against the Company have been settled

NOTE 10 – RELATED PARTY TRANSACTIONS

For the years ended 2007 and 2006, The Company paid Terence Leong, a board member, or his company an aggregate of $- and $11,000 for consulting services provided to the Company.

HB Covey, Inc. leased 8,000 square feet of warehouse and office space in Chino, California from CEO and CFO, Burr D. Northrop, the Company’s President. The monthly rental rate was $6,500,  Total payments under the lease for the year ended September 30, 2007 were $58,500.

During July 2007, we entered into an agreement to sell the assets of HB Covey, Inc. for an aggregate selling price of $100,000 in cash and 1.8 million in shares of Company stock from CEO and CFO, Burr Northrop. Under the terms of the sale, HB covey, Inc. assumed certain liabilities. We completed the sale during July 2007. As of December 31, 2007 Mr. Northrop has yet to return the 1.8 million shares to the Company at a fair value of $120,000, which has been recorded on the balance sheet as a receivable from related party.

NOTE 11- DISCONTINUED OPERATIONS

HB Covey, Inc.

In July 2007, the Company entered in to an agreement to sell its wholly owned subsidiary, HB Covey, Inc. Accordingly, HB Covey, Inc. has been presented as a discontinued operation within the consolidated financial statements in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. HB Covey was acquired in 2004 and is a fueling station diagnostic and maintenance company with petroleum construction experience in building and maintaining service stations.

The Company entered into a Stock Sale and Purchase Agreement to sell its wholly owned subsidiary HB Covey for an aggregate selling price of $100,000 in cash which the company was to receive by September 30, 2007, and 1.8 million in shares of Company stock which the company was to receive or cancel from the current CEO and CFO, Burr Northrop by December 31, 2007 . The sale of the business was for the book value of the property and equipment assets resulting in a gain of approximately $34,000. Under the terms of the sale, HB covey, Inc. assumed certain liabilities.

We completed the sale during July 2007 and received the $100,000 in cash from Burr Northrop by September 30, 2007 consistent with the Sale and Purchase Agreement. As of September 30, 2007 the 1.8 million shares were not received or cancelled and the company recorded a receivable for the fair value of these shares as of September 30, 2007 in the amount of $120,000. The company cancelled the 1.8 million shares during the quarter ended December 31, 2007 consistent with the Sale and Purchase Agreement.

The results of the discontinued operations of HB Covey, Inc. included in the accompanying consolidated statements of operations for the years ended September 30, 2007 and 2006 were as follows (in thousands):
	2007	2006
Net Revenue	$2,566	$5,332
Less Cost of Revenue & Operating Expenses	2,712	5,251

Income (loss) from operations	(146)	81
Other Expenses	20	43

Income Before Provision for Income Taxes	(166)	38
Provision for Income Taxes	30	-

Income (loss) from Discontinued Operations	(136)	38
Income (Loss) from Disposal of Discontinued Operations, net of Income Taxes	33	-

Total Income (Loss) from Discontinued Operations	$(103)	$38

The Company has not allocated approximately $7,000 and $14,000 in interest to discontinued operations for the years ended September 30, 2007 and 2006, respectively. The assets and liabilities of HB Covey, Inc. included in the consolidated balance sheets as of September 30, 2007 and 2006 were as follows (in thousands):
	2007	2006
Assets:
Current assets	$—	$1,236
Property and Equipment, Net	—	380
Other Assets	—	40

Total Assets	—	1,656

Liabilities:
Current Liabilities	—	1,236
Long-Term Liabilities	—	92
Total Liabilities	—	2,333

Net Assets (Liabilities)		(677)

ITEM 8                           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company elected to terminate its engagement of Mendoza Berger & Company LLP. as the independent registered public accounting firm responsible for auditing the Company's financial statements. The termination, which was effective as of May 15, 2007, was approved by the Company's Board of Directors.

Mendoza Berger & Company LLP.'s report on the Company's financial statements for the two years ended September 30, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles with the exception that Mendoza Berger & Company LLP.'s Audit Reports, contained an explanatory note which raised substantial doubt as to the ability of the Company to continue as a going concern. During the Company's two most recent fiscal years ended September 30, 2006 and 2005 and the subsequent interim period ended Devember 31,2006 which preceded the termination of Mendoza Berger & Company LLP., the Company did not have any disagreements with Mendoza Berger & Company LLP. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mendoza Berger & Company LLP., would have caused it to make reference to the subject matter of the disagreements in connection with its report.

The Company engaged Tarvaran Askelson & Company, LLP to serve as the independent registered public accounting firm responsible for auditing the Company's financial statements. The engagement, which was effective as of May 15, 2007, was approved by the Company's Board of Directors. .

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

Effective 2005, the Company dismissed Russell Bedford Stefanou Mirchandani, LLP ("RBSM") by declining to renew the engagement of RBSM as the independent accountant engaged to audit the financial statements of the Company and engaged Mendoza Berger & Co., LLP as its new independent registered public accounting firm for fiscal year ending September 30, 2006 and 2005.

On May 21, 2007, the Company dismissed Mendoza Berger & Co., LLP by declining to renew the engagement of Mendoza Berger & Co., LLP as the independent accountant engaged to audit the financial statements of the Company and engaged Tarvaran Askelson, LLP as its new independent registered public accounting firm for fiscal year ending September 30, 2007.

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

The following table sets forth the name, age, and position of each executive officer and director who have served during the fiscal year ended September 30, 2007 and the term of office of each director of the Company.

Name	Age	Position
Burr D. Northrop	44	President/Principal Financial Officer/ Principal Accounting Officer/Chairman ofthe Board of Directors
Terence F. Leong	42	Director

Directors of the Company hold their offices until the next annual meeting of the Company’s shareholders until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death. The officers of the Company are elected by the Board of Directors to serve until their successors are elected and qualified.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended September 30, 2006, beneficial owners complied with Section 16(a) filing requirements applicable to them, except that our executives are in the process of completing the appropriate forms but have not filed such forms for fiscal year ended September 30, 2006.

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

ITEM 10.                       EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the most recent fiscal year) for services rendered in all capacities to Entech Environmental Technologies, Inc. and our subsidiaries for the fiscal years ended September 30, 2007 and 2006. No other officer had compensation of $100,000 or more for 2007 and 2006.

Summary Compensation Table
		Annual compensation			Long term compensation
					Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted tock awards ($)	Securities underlying options / SARs	LTIP payouts ($)	All other compensation ($)

Burr D. Northrop (1)	2007	120,000	-	-	-	-	-	10,000
	2006	150,010	-	-	-	-	-	12,000

Kenneth Green (2)	2007	90,000	-	-	-	-	-	6,300
	2006	120,000	-	-	-	-	-	9,010

(1) Mr. Northrop became president during September 2004 and became CFO in October 2006.
Annual compensation includes salary paid to Mr. Northrop from HB Covey, Inc. Other compensation includes a car allowance.
(2) Mr. Green serves as a vice president. Annual compensation includes salary paid to Mr. Green from HB Covey, Inc. Other compensation includes a car allowance.

Employment Agreements, Termination of Employment and Change-in-Control Arrangement

There are no current employment agreements between the named executive officers in the table above and us.

Options and Stock Appreciation Rights Grant Table

There were no grants of stock options to the Named Executive Officers during the fiscal year ended September 30, 2007.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

We did not have any outstanding stock options or stock appreciation rights at end the fiscal year ended September 30, 2007.

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Compensation of Directors

During 2006 and 2007, we did not compensate any of our directors for their services as board members.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

Our Articles of Incorporation and Bylaws provide for indemnification of officers and directors to the fullest extent permitted by Floridalaw. It is possible that we will be required to pay certain judgments, fines and expenses incurred by an officer or director, including reasonable attorneys fees, as a result of actions or proceedings in which such officers and directors are involved by reason of being or having been an officer or director provided that said officers or directors acted in good faith.

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

The following table sets forth, as of September 30, 2007, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;
- Each director;
- Each named executive officer; and
- All directors and officers as a group.

	Shares beneficially owned (2)
Name of beneficial owner (1)	Number	Percent
Burr D. Northrop	4,283,524	13.2%
Kenneth Green	1,000,000	3.1%
Terence F. Leong	950,000	2.9%

All directors and executive officers as a group (three persons)	6,233,524	19.2%

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Entech
Environmental Technologies, Inc. 3233 Grand Avenue, Suite N-353, Chino Hills, CA, 91709.
Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he or she beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange
Commission. As of December 31, 2007, there were issued and outstanding 34,830,840 shares of our common stock.

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Entech Environmental Technologies, Inc.

ITEM 12.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We entered into a note purchase agreement with Barron Partners LP in September 2004, and have borrowed a total of $1.2 million under this agreement excluding interest and accrued liquidated damages through September 30, 2007. The notes issued pursuant to the agreement are convertible into approximately 150 million shares at September 30, 2007. We also issued warrants to purchase approximately 20 million shares at conversion prices ranging from $0.025 to $0.15 per share.

HB Covey, Inc. leased 8,000 square feet of warehouse and office space in Chino, California from CEO and CFO, Burr D. Northrop, the Company’s President. The monthly rental rate was $6,500,  Total payments under the lease for the year ended September 30, 2007 were $58,500. The lease was terminated upon the sale of HB Covey.

During July 2007, we entered into an agreement to sell the assets of HB Covey, Inc. for an aggregate selling price of $100,000 in cash and 1.8 million in shares of Company stock from CEO and CFO, Burr Northrop. Under the terms of the sale, HB covey, Inc. assumed certain liabilities. We completed the sale during July 2007. As of December 31, 2007 Mr. Northrop has yet to return the 1.8 million shares to the Company at a fair value of $90,000, which has been recorded on the balance sheet as a receivable from related party.

The Company paid Terence Leong, a board member, or his company an aggregate of $- and $11,000 for consulting services provided to the Company for 2007 and 2006, respectively.

Except as noted above, no related party had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

o	Any of our directors or officers;
o	Any person proposed as a nominee for election as a director;
o	Any person who beneficially owns, directly or indirectly, shares carrying
o	more than 10% of the voting rights attached to our outstanding shares of
o	common stock;
o	Any of our promoters;
o	Any relative or spouse of any of the foregoing persons who has the same
o	house as such person.

ITEM 13. EXHIBITS

1.1**	Investment Banking Agreement with Windstone Capital Partners dated October 24, 2003
2.1**	Plan and Agreement of Triangular Merger Between Environmental Technologies, Inc., Parr Sub One, Inc. and Christie-Peterson Development dated December 29, 2003
2.2**	Agreement of Merger between Christie-Petersen Development and Parr Sub One, Inc. filed December 30, 2003
2.3**	Plan and Agreement of Triangular Merger Between Environmental Technologies, Inc., Parr Sub Two, Inc. and Advanced Fuel Filtration Systems, Inc. dated December 29, 2003
2.4**	Agreement of Merger between Advanced Fuel Filtration, Inc. and Parr Sub Two, Inc. filed December 30, 2003
2.5**	Plan and Agreement of Triangular Merger Between Environmental Technologies, Inc., Parr Sub Three, Inc. and H.B. Covey, Inc. dated December 29, 2003
2.6**	Agreement of Merger between H.B. Covey, Inc. and Parr Sub Three, Inc. filed December 30, 2003
2.7 **	Asset Purchase Agreement between Entech Environmental Technologies, Inc, and Burr Northrop, dated July 11, 2007 (executed July 13, 2007)
3.1.1**	Articles of Incorporation of Cyber Public Relations, Inc., filed June 18, 1998
3.1.2**	Amended and Restated Articles of Incorporation of Cyber Public Relations, Inc., changing the name of the corporation to Entech Environmental Technologies, Inc., filed March 22, 2004
3.1.3**	Articles of Incorporation of Point 2 Point Services, Inc., filed April 5, 2001
3.1.4**	Certificate of Amendment to Articles of Incorporation of Point 2 Point Services, Inc., changing the name of the corporation to Parr Development, Inc., filed December 31, 2002
3.1.5**	Amended and Restated Articles of Incorporation of Parr Development, Inc., changing the name of the corporation to Environmental Technologies, Inc., filed November 25, 2003
3.1.6**	Articles of Incorporation of Parr Sub One, Inc. filed December 19, 2003
3.1.7**	Articles of Incorporation of Parr Sub Two, Inc. filed December 19, 2003
3.1.8**	Articles of Incorporation of Parr Sub Three, Inc. filed December 19, 2003
3.1.9**	Articles of Incorporation of Christie-Petersen Development filed September 15, 1995
3.1.10**	Articles of Incorporation of YLD/Clean Fuels, Inc. filed September 18, 1995
3.1.11**	Certificate of Amendment of Articles of Incorporation of YLD/Clean Fuels, Inc., changing the name of the corporation to Advanced Fuel Filtration, Inc., filed September 27, 1997
3.1.12**	Articles of Incorporation of H.B. Covey, Inc., filed March 19, 1971
3.2.1**	Bylaws of Cyber Public Relations, Inc., adopted July 5, 1998
3.2.2**	Amended Bylaws of Cyber Public Relations, Inc. adopted February 16, 2004
3.2.3**	Amended and Restated Bylaws of Entech Environmental Technologies, Inc., adopted April 28, 2004
3.2.4**	Bylaws of Point 2 Point Services, Inc
3.2.5**	Bylaws of Parr Sub One, Inc. , adopted December 29, 2003
3.2.6**	Bylaws of Parr Sub Two, Inc., adopted December 29, 2003
3.2.7**	Bylaws of Parr Sub Three, Inc., adopted December 29, 2003
3.2.8**	Bylaws of Christie-Petersen Development, adopted September 22, 1995
3.2.9**	Bylaws of YLD/Clean Fuels, Inc. dated October 6, 1995
3.2.10**	Bylaws of Entech Environmental Technologies, Inc. adopted February 4, 2004
3.2.11**	Restated Bylaws of H.B. Covey, Inc. adopted April 1, 1999
3.3.1**	Charter of the Audit Committee of the Board of Directors of Cyber Public Relations, Inc., adopted January 29, 2004
3.3.2**	Charter of the Compensation Committee of the Board of Directors of Cyber Public Relations, Inc., adopted January 29, 2004
4.1**	Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated January 23, 2004
4.2**	Registration Rights Agreement with Wood Capital Associates, regarding registration of shares, dated January 23, 2004
4.3**	Registration Rights Agreement with Patricia L. Fiorese, regarding registration of shares, dated January 23, 2004
4.4**	Registration Rights Agreement with Vance Luedtke, regarding registration of shares, dated January 23, 2004
4.5**	Registration Rights Agreement with Diane C. Burge, regarding registration of shares, dated January 23, 2004
4.6**	Registration Rights Agreement with Clayton Chase, regarding registration of shares, dated January 23, 2004
4.7**	Registration Rights Agreement with James W. Moldermaker, regarding registration of shares, dated January 23, 2004

4.8**	Registration Rights Agreement with J. Kevin Wood, regarding registration of shares, dated January 23, 2004
4.9**	Registration Rights Agreement with Thomas Sheridan, regarding registration of shares, dated January 23, 2004
4.10**	Registration Rights Agreement with San Diego Torrey Hills Capital, regarding registration of shares, dated January 23, 2004
4.11**	Registration Rights Agreement with Norman E. Clarke, regarding registration of shares, dated January 23, 2004
4.12**	Registration Rights Agreement with Steven R. Green, regarding registration of shares, dated January 23, 2004
10.1**	Robert K. Christie Employment Agreement, dated December 15, 2003
10.2**	Steven D. Rosenthal Employment Agreement, dated December 15, 2003
10.3**	Douglas L. Parker Employment Agreement, dated December 15, 2003
10.4**	James R. Christ Employment Agreement, dated December 31, 2003
10.5**	Stock Pledge Agreement between Robert K. Christie and Environmental Technologies, Inc. dated December 29, 2003
10.6**	Stock Purchase Escrow Agreement between Barron Partners, LP, Cyber Public Relations, Inc. and Harbour, Smith, Harris &Merritt, P.C. dated January 21, 2004
10.7**	Capital Stock Exchange Agreement between the Registrant and the Stockholders of Environmental Technologies, Inc., dated January 21, 2004
10.8**	Stock Purchase Agreement between Environmental Technologies, Inc. and Barron Partners, LP dated January 14, 2004
10.9**	Amendment to Stock Purchase Agreement between Environmental Technologies, Inc. and Barron Partners, LP dated January 21, 2004
10.10**	Lease Agreement, effective October 1, 1999
10.11**	Lease Agreement, effective September 1, 2001
10.12**	Lease Agreement, effective November 15, 2002
10.13**	Amendment No. 2 to Lease, effective July 31, 2003
10.14**	First Amendment to Lease, effective September 3, 2003
10.15**	Cyber Public Relations, Inc. A Warrant for the Purchase of Common Stock
10.16**	Cyber Public Relations, Inc. B Warrant for the Purchase of Common Stock
10.17**	Cyber Public Relations, Inc. C Warrant for the Purchase of Common Stock
10.18**	Cyber Public Relations, Inc. D Warrant for the Purchase of Common Stock
10.19**	Cyber Public Relations, Inc. E Warrant for the Purchase of Common Stock
10.20**	Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Wood Capital Associates
10.21**	Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Patricia L. Fiorese
10.22**	Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Vance Luedtke
10.23**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Diane C. Burge
10.24**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Clayton Chase
10.25**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, James W. Moldermaker
10.26**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, J. Kevin Wood
10.27**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Thomas Sheridan
10.28**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, San Diego Torrey Hills Capital
10.29**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Norman E. Clarke
10.30**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock, Steven R. Green
10.31**	Settlement Agreement with Norman T. Reynolds, Esq., dated September 23, 2004
10.32**	Settlement Agreement with Stonegate Securities, dated September 21, 2004
10.33**	Settlement Agreement with Russell Bedford Stefanou Mirchandani LLP, dated September 21, 2004
10.34**	Settlement Agreement with Birch Advisors Ltd. dated September 30, 2004
10.35**	Settlement Agreement with Gerald Foster dated September 30, 2004
10.36**	Secured Convertible Note between Entech Environmental Technologies, Inc. and Barron Partners, L.P. dated September 30, 2004
10.37**	Cyber Public Relations, Inc. Warrant for the Purchase of Common Stock, Barron Partners, L.P.
10.38**	Note Purchase Agreement between Environmental Technologies, Inc. and Barron Partners, LP dated September 30, 2004
10.39**	Registration Rights Agreement with Barron Partners, LP regarding registration of shares, dated September 30, 2004
10.40**	Entech Environmental Technologies, Inc. Warrant for the Purchase of Common Stock for Barron Partners, LP
10.41**	Escrow Agreement between Entech Environmental Technologies, Inc., Robert K. Christie and Norman T. Reynolds dated September 29, 2004
10.42**	Warrant Cancellation from Barron Partners, L. P. dated September 30, 2004
10.43**	Settlement Agreement with San Diego Torrey Hills Capital, Inc. dated September 1, 2004
10.44**	Settlement Agreement with Donald G. St. Clair, CPA dated September 30, 2004
10.45**	Termination of Investment Banking Agreement dated September 1, 2004
21.*	Subsidiaries
23.1*	Consent of Independent Auditors
23.2*	Consent of Independent Prior Auditors
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to .906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to .906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended 2007:

AUDIT FEES

The aggregate fees billed by Tarvaran Askelson & Company for professional services rendered for the audit of our annual financial statements for 2007 were $31,550 and aggregate fees billed by Mendoza Berger & Company, LLP ("Mendoza") for 2007 were $12,610.
AUDIT-RELATED FEES

The aggregate fees billed by Mendoza and Tarvaran Askelson for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for 2007 were $0.

ALL OTHER FEES

Other fees billed by Tarvaran Askelson & Company for professional services rendered, other than as stated under the captions Audit Fees and Audit-Related Fees for 2007 were $20,525.

Year ended 2006:

AUDIT FEES

The aggregate fees billed by Mendoza for professional services rendered for the audit of our annual financial statements for 2006 were $54,231.

AUDIT-RELATED FEES

The aggregate fees billed by Mendoza for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for 2006 were $3,970.

ALL OTHER FEES

There were no other fees billed by Mendoza for professional services rendered, other than as stated under the captions Audit Fees and Audit-Related Fees for 2006.
AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended September 30, 2006 by Mendoza is compatible with maintaining Mendoza’s independence.. Our Board of Directors considers that the work done for us related to the audit for the year ended September 30, 2007 by Tarvaran Askelson & Company, LLP is compatible with maintaining Tarvaran Askelson’s independence.

AUDITOR'S TIME ON TASK

All of the work expended by Tarvaran Askelson & Company, LLP and Mendoza on our September 30, 2006 and 2007 audits was attributed to work performed by their full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.

Signature	Title	Date
/s/ Burr D. Northrop	Chief Executive Officer and Director	January 14, 2008

/s/ Burr D. Northrop	Principal Accounting Officer	January 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Burr D. Northrop Burr D. Northrop	Chief Executive Officer Principal Financial Officer	January 14, 2008

/s/ Terence F. Leong Terence F. Leong	Director	January 14, 2008