Form 10QSB
period 2007-12-31
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2008-02-14
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

ENTECH ENVIRONMENTAL, INC.
(Exact Name of Registrant as specified in its charter)

Florida	77-0616120
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3233 Grand Avenue, Suite N-353, Chino Hills, CA	91709-1489
(Address of principal executive offices)	(Zip Code)

(909) 623-2502
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒      No  ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  as of February 13, 2008, the issuer had 76,781,218 shares of its common stock issued and outstanding.

Transitional small business disclosure format (check one):  Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No  ☐

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
BALANCE SHEETS
(UNAUDITED)

	December 31 2007	September 30 2007

ASSETS

Current assets:
Cash	$26,661	$271
Related party receivable	-	120,000
Total current assets	26,661	120,271

Property and equipment, net	-	245

Total assets	$26,661	$120,516

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable	$152,460	$198,284
Accrued interest and other	716,103	547,884
Purchase price payable	29,209	29,209
Due to affiliated entities	272,371	272,371
Current portion of notes payable	3,336,347	2,743,039
Total current liabilities	4,506,490	3,790,787

Notes payable, net of current portion	551,500	453,335

Commitments and contingencies	-	-

Deficiency in stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,976,340 and
34,530,840 shares issued and outstanding, respectively	32,977	34,531
Additional paid-in capital	17,635,811	17,699,585
Common stock subscribed, 3,500 and 3,500 shares, respectively	597	597
Accumulated deficit	(22,700,715)	(21,858,319)
Total deficiency in stockholders' equity	(5,031,330)	(4,123,606)

Total liabilities and deficiency in stockholders' equity	$26,661	$120,516

See accompanying notes to the consolidated financial statements.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended December 31
	2007	2006

Revenues, net	$-	$-

Operating expenses:
Selling, general, and administrative expenses	30,753	23,284
Depreciation and amortization	245	1,205
Total operating expenses	30,998	24,489

Loss from operations	(30,998)	(24,489)

Other income	21,724	-
Interest expense	(833,122)	(670,734)
Loss before provision for income taxes
and discontinued operations	(842,396)	(695,223)

Provision for income taxes	-	-
Loss from continuing operations	(842,396)	(695,223)

Loss from discontinued operations, net of taxes	-	(110,038)
Net loss	$(842,396)	$(805,261)

Net loss per share - basic and fully diluted	$(0.02)	$(0.02)

Net loss per share - continuing operations	$(0.02)	$(0.02)

Net loss per share - discontinued operations	$-	$-

Basic and diluted weighted average number of shares outstanding	34,347,449	33,630,840

See accompanying notes to the consolidated financial statements.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the three months ended December 31,
	2007	2006

Net loss	$(842,396)	$(805,261)

Cash flows from continuing operating activities:
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	245	1,205
Common stock issued for settlements	7,900	-
Settlement of accounts payable	22,724	-
Amortization of note discount	158,094	115,878
Changes in:
Other assets	-	18,844
Accounts payable and accrued expenses	651,927	434,248
Net cash used in continuing operating activities	(46,954)	(235,086)
Net cash provided discontinued operations from continuing operations	-	182,795
Net cash used in operating activities	(46,954)	(52,291)

Cash flows from investing activities:
Net cash used in continuing investing activities	-	-
Net cash provided by discontinued operations from investing activities	-	19,000
Net cash provided by investing activities	-	19,000

Cash flows from financing activities:
Net proceeds from notes payable	73,344	15,000
Net cash provided by continuing financing activities	73,344	15,000
Net cash used by discontinued operations from financing activities	-	(6,766)
Net cash provided by financing activities	73,344	8,234

Net increase (decrease) in cash	26,390	(25,057)

Cash at beginning of period	271	83,315
Cash at end of period	$26,661	$58,258

Supplemental Disclosures of Cash Flow Information :

Cash paid during the period for interest	$-	$10,742

Common stock issued to consultants for services	$-	$5,000

Common stock issued for accounts payable	$1,000	$127,935

Common stock issued for legal settlements	$6,900	$-

Beneficial conversion feature of convertible note payable	$46,772	$504,523

Related Party Receivable	$120,000	$-

Cancelation of Common Stock	$(120,000)	$-

See accompanying notes to the consolidated financial statements.

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

During July 2007, we entered into an agreement to sell those assets for an aggregate selling price of $100,000 in cash and 1.9 million in shares of Company stock from current CEO and CFO, Burr Northrop. Under the terms of the sale, HB Covey, Inc. assumed certain liabilities. We completed the sale during July 2007. Subsequent to the sale the company has no operations and no income.

At this time, we have no operations, our assets consist primarily of cash, and our liabilities consist exclusively of payables, accrued expenses and debt. Since July 2007, our operations have consisted solely of identifying and completing a business combination with an operating company and compliance with our reporting obligations under federal securities laws.

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

The Company is now considered a shell corporation under applicable rules of the Securities Exchange Commission promulgated under the Securities Exchange Act of 1934, as amended. Having been unable to execute our business plan, we have exited this business and are, therefore, considered a shell corporation under applicable rules of the Securities and Exchange Commission (the “SEC”) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In that regard, we are actively seeking to complete a business combination with an operating company

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2007 in Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ended September 30, 2007.

For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform to the financial statement presentation used in current reporting period. These reclassifications had no effect on reported net loss.

The consolidated financial statements included the accounts of the Company; the results of operations of its wholly-owned subsidiary, H.B. Covey, Inc. are included in discontinued operations. The balance sheets of CPI and Advanced Fuel have been de-consolidated as of September 30, 2004, and are not included in the balance sheet, consolidated statements of operations and consolidated statements of cash flows of the Company for the periods ended December 31, 2007 and December 31, 2006.

Going Concern Issues

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the quarters ended December 31, 2007 and December 31, 2006, the Company incurred losses from continuing operations of $842,000 and $695,000, respectively. As of December 31, 2007, the Company has negative working capital of $4.479 million, an accumulated deficit of $22.7 million, current portion of notes payable of $3,336,000 after full amortization of the note discount, and accounts payable and accrued expenses of $869,000.

Other than cash received from the collection of accounts receivable for construction, maintenance and consumer services, the Company’s cash resources are generally limited to borrowings under the Note Purchase Agreement as discussed in Note 2. To date, the Company has borrowed $1.2 million under the agreement, which provides for total aggregate borrowings of $1.5 million. The Note Purchase Agreement provides certain restrictions on the Company’s ability to raise funds from other resources. As a result of these restrictions and the Company having no current operations, payments to vendors, lenders and employees may be delayed.

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

NOTE 2 – NOTE PURCHASE AGREEMENTS AND LIQUIDATED DAMAGES

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

The notes referenced above are secured by the Company's assets. Conversion of the convertible notes and exercise of the warrants issued pursuant to the notes payable are limited such that the note holder can not convert notes or exercise warrants that would result in beneficial ownership by the holder or its affiliates of more than 4.9% of the outstanding common shares on the conversion or exercise date.

For income tax purposes the entire amount of the proceeds received at issuance of the debt is treated as the tax basis of the convertible debt security.

NOTE 3 – CAPITAL STOCK

Issued and outstanding

As part of a settlement with former chairman and chief executive officer, Steven Rosenthal, the Company issued 300,000 restricted common shares during December 2007.

As part of a settlement with former registered accounting firm, RBSM, the Company issued 45,500 of restricted common shares of Company stock during December 2007.

As part of the sale of HB Covey, the Company canceled 1,900,000 of restricted common shares of Company stock returned to the Company by CEO, Burr Northrop during December 2007.

As of December 31, 2007, the Company has outstanding convertible notes that are convertible into 173 million common shares and has outstanding warrants that are exercisable for 24 million common shares. Conversion of the convertible notes and exercise of the warrants for 24 million common shares are limited such that the note holder can not convert notes or exercise warrants that would result in beneficial ownership by the holder or its affiliates of more than 4.9% of the outstanding common shares on the conversion or exercise date.

NOTE 4- DISCONTINUED OPERATIONS

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

NOTE 5- SUBSEQUENT EVENT

The Company elected on February 13, 2008 to change its year end from September 30 to December 31.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended September 30, 2007.

PLAN OF OPERATION

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

DISCONTINUED OPERATIONS

In July 2007, the Company entered in to an agreement to sell its wholly owned subsidiary, HB Covey, Inc. Accordingly, HB Covey, Inc. has been presented as a discontinued operation within the consolidated financial statements in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. HB Covey was acquired in 2004 and is a fueling station diagnostic and maintenance company with petroleum construction experience in building and maintaining service stations.  The net loss from discontinued operations for the three months ended December 31, 2007 and 2006 was $0 and $110,000 respectively.

SUBSEQUENT EVENT

The Company elected on February 13, 2008 to change its year end from September 30 to December 31.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2007 and 2006 we incurred net losses from Continuing operations of $842,000 and $695,000, respectively. During the three months ended December 31, 2007 our continuing operations used $47,000 of cash and received net proceeds from financing activities of $73,000.

At December 31, 2007, we have negative working capital of $4.472 million, and we have outstanding obligations to Barron Partners of an aggregate of $4.3 million excluding discounts consisting of $1.4 million due on demand and another $2.3 million that comes due at various dates during 2008. We filed a registration statement to register the shares underlying the convertible notes payable on June 2, 2006, and will continue to incur liquidated damages at the rate of 36% per year on the outstanding balance of the notes payable until such registration statement is effective. We requested for withdrawal of the registration statement on May 2, 2007.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not engaged in any other litigation, and is unaware of any claims or complaints that could result in future litigation. All known proceedings against the Company have been settled

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As part of a settlement with former chairman and chief executive officer, Steven Rosenthal, the Company issued 300,000 restricted common shares during December 2007.

As part of a settlement with former registered accounting firm, RBSM, the Company issued 45,500 of restricted common shares of Company stock during December 2007.

As part of the sale of HB Covey, the Company canceled 1,900,000 of restricted common shares of Company stock returned to the Company by CEO, Burr Northrop during December 2007.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer’s caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.

Date: February 14, 2008	By:	/s/ Burr D Northrop
Burr D Northrop
Chief Executive Officer and Chief Financial Officer