Form 10QSB/A
period 2007-12-31
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2008-02-20
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB /A

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

Transitional small business disclosure format (check one):   Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No  ☐

EXPLANATORY NOTE

This Amended Quarterly Report on Form 10-QSB/A is being filed for the purpose of correcting the cover page to conform that the Company is filing a Transitional small business disclosure format as the Company  changed  its year end from September 30 to December 31. In all other material respects this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB filed by the Company on February 14, 2008.

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

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.

Date: February 20 , 2008	By:	/s/ Burr D Northrop
Burr D Northrop
Chief Executive Officer and Chief Financial Officer