Form 10QSB/A
period 2007-12-31
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2008-02-20
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A
  Amendment No. 2

(MARK ONE)
☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from September 30, 2007 to December 31, 2007

ENTECH ENVIRONMENTAL, INC.
(Exact Name of Registrant as specified in its charter)

Florida	77-0616120
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3233 Grand Avenue, Suite N-353, Chino Hills, CA	91709-1489
(Address of principal executive offices)	(Zip Code)

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

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.

Date: February 20, 2008	By:	/s/ Burr D Northrop
Burr D Northrop
Chief Executive Officer and Chief Financial Officer