Form 10-Q
period 2008-03-31
ENTECH ENVIRONMENTAL TECHNOLOGIES INC
filed 2008-05-15
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number 000-32249

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its Charter)

Florida	98-0222013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

A-4F Tongxinge, Xietong Building, Gaoxin 2nd Road Hi-Tech Industrial Zone, Xi’an,
Shaanxi Province, PRC	710065
(Address of principle executive offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: 011-86-29-88386415

Not Applicable

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Small Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock of the Company outstanding as of May 8, 2008 is 87,281,218. (265,511 post split)

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.

	TABLE OF CONTENTS Forward Looking Statements	Page
Part I.	Financial Information
Item 1.	Financial Statements
	(a) Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	4
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2008 (Unaudited) and March 31, 2007 (Unaudited)	5
	(c) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 (Unaudited) and March 31, 2007 (Unaudited)	6
	(d) Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4T.	Controls and Procedures	23

Part II.	Other Information
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

Signatures		25
Exhibits		26
Certifications		26

FORWARD-LOOKING STATEMENTS

  The discussions of the business and activities of Entech Environmental Technologies, Inc. (“we,” “us,” “our” or “the Company”) set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding future activities and results of operations of the Company. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," “potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Plan of Operation" and "Business," as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in the most recent Form 10-KSB and Form S-1 recently filed by the Company. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENTECH ENVIRONMENTAL TECHONOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, UNAUDITED

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and equivalents	$7,443,613	$4,094,238
Trade accounts receivable	12,058,954	9,153,687
Other receivables	213,606	55,737
Inventories, net	3,569,665	4,460,149
Prepaid expenses and other current assets	101,489	101,628
Total current assets	23,387,327	17,865,439

RELATED PARTY RECEIVABLE	6,974,253	4,970,427
PROPERTY, PLANT AND EQUIPMENT, Net	17,814,370	17,564,147
LAND USAGE RIGHTS (Note 10)	6,339,247	6,138,297
OTHER ASSETS	75,783	71,818
TOTAL ASSETS	$54,590,980	$46,610,128

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,198,603	$2,997,740
Accrued expenses	266,096	339,818
VAT tax payable (Note 11)	165,935	114,909
Other payable	408,029	217,759
Advances from customers	426,412	708,291
Current portion of notes payable	7,843,697	6,406,922
Related party payable	81,693	143,366
Total current liabilities	13, 390,465	10, 928,805

NOTE PAYABLE, net of current portion	2,139,190	2,053,501

TOTAL LIABILITIES	$15,529,655	$12,982,306

MINORITY INTEREST	818,081	1,073,364
MINORITY INTEREST-V.I.E (Note 7)	6,308,591	6,308,591

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized
1,000,000 Series A preferred shares issued and outstanding,	1,000	1,000
3,448,480 Series B preferred shares issued and outstanding	3,448
Common stock, $0.01 par value; 100,000,000 shares authorized
265,511 shares issued and outstanding	2,656
Paid-in capital	14,112,380	10,901,817
Accumulated retained earnings	13,510,451	12,458,632
Accumulated other comprehensive income	4,304,718	2,884,418
Total stockholders' equity	31, 934,653	26,245,867
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$54,590,980	$46,610,128

See accompanying notes to condensed consolidated financial statements

ENTECH ENVIRONMENTAL TECHONOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME,
UNAUDITED

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenue	$8,850,584	$5,237,186
Cost of Sales	6,990,966	2,989,421
Gross Margin	1,859,618	2,247,765

Operating Expenses
General and administrative expenses	574,191	109,205
Selling expense	241,345	167,643
Total operating expenses	815,536	276,848

Income from Operations	1,044,082	1,970,917

Other Income (Expenses)
Interest expenses	(59,028)	--
Other income (expenses)	245,120	(38,873)
Total other income (expenses)	186,092	(38,873)

Income Before Income Tax	1,230,174	1,932,044

Income Tax Provision	130,520	373,478

Income Before Minority Interest	1, 099,654	1,558,566

Minority interest	47,835	78,335

Net Income	$1,051,819	$1,480,231

Earnings Per Share:
Basic earnings per share	$0.04	$0.00
Diluted earnings per share	0.04	0.00

Weighted Average Shares Outstanding
Basic	99,202	--
Diluted	27,528,146	22,006,173

Comprehensive Income
Net income	$1,051,819	$1,480,231
Other comprehensive income	1,420,300	132,169

Comprehensive Income	$2,472,119	$1,612,400

See accompanying notes to condensed consolidated financial statements.

ENTECH ENVIRONMENTAL TECHONOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED_

	March 31,	March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash Flow from Operating Activities
Net income	$1,051,819	$1,480,231
Adjustments to reconcile net income to
net cash flow provided by operating activities
Depreciation and amortization	714,647	276,874
Minority interest	47,835	78,335
Changes in operating assets and liabilities,
net of acquisition effects
Accounts receivables	(2,470,381)	658,400
Other receivables	(158,285)	(6,937)
Prepaid expenses and other current assets	3,340	(429,550)
Inventories	1,054,021	131,874
Accounts payable	1,053,211	537,483
Accrued expenses	(86,058)	10,306
Advances from customers	(304,904)	--
Other payables	(153,304)	162,889
VAT tax payable	45,262	(1,180,417)
Net cash provided by operating activities	797,203	1,719,488

Cash Flow from Investing Activities
Loan advanced to related parties	(1,758,745)	-
Additions to property, plant and equipment	(154,458)	(928)
Net cash used in investing activities	(1, 913,203)	(928)

Cash Flow from Financing Activities
Proceeds from stock issuance	3,216,667	--
Proceeds from bank loans	1,144,900	--
Repayments of related party loan	(66,236)	(784,164)
Net cash provided by (used in) financing activities	4,295,331	(784,164)

Effect of Changes in Exchange Rate	170,044	18,487

NET INCREASE IN CASH	3,349,375	952,883
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,094,238	2,135,173
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,443,613	$3,008,056

Non Cash Investing and Financing Activities:		-

Dividend Payable to Minority Interest	$303,118	--
(Minority interest balance was offset by the dividend payable)
_____________

See accompanying notes to condensed consolidated financial statements.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	CORPORATE INFORMATION

Entech Environmental Technologies, Inc.

Entech Environmental Technologies, Inc. ("Entech" or the "Company"), formerly Cyber Public Relations, Inc., was formed in June 1998 under the laws of the State of Florida. From July 2007 until February 26, 2008, our operations consisted solely of identifying and completing a business combination with an operating company and compliance with our reporting obligations under federal securities laws.

Between February 22, 2008 and February 25, 2008, we entered into a series of transactions whereby we acquired 100% of the ownership interest in Pacific Industry Holding Group Co., Ltd. (“Pacific”) from a share exchange transaction and raised $3,400,000 gross proceeds from certain accredited investors in a private placement transaction. As a result of the consummation of these transactions, Pacific is now a wholly owned subsidiary of the Company.

Pacific was incorporated under the laws of the Republic of Vanuatu on November 30, 2006. Pacific’s only business is acting as a holding company for Shaanxi Tianren Organic Food Co., Ltd. (“Tianren”), a company organized under the laws of the People’s Republic of China (“PRC”), in which Pacific holds a 99% ownership interest.

This share exchange transaction resulted in Pacific obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Pacific as the accounting acquirer and Entech as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company. The equity section of the accompanying financial statements have been restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented. The assets and liabilities acquired that, for accounting purposes, were deemed to have been acquired by Pacific were not significant. All references to common shares of Pacific Common Stock have been restated to reflect the equivalent numbers of Entech equivalent shares.

On April 14, 2008, the Company filed an information statement with the SEC relating to the change of the name of the Company to SkyPeople Fruit Juice, Inc. and to authorize the proper officers of the Company to effect a 1-for- 328.72898 reverse stock split of the outstanding shares of Common Stock, which had been approved by written consent of the holders of a majority of the outstanding voting stock.

Shaanxi Tianren Organic Food Co., Ltd.

Tianren was formed on August 8, 2001 under PRC law. Currently, Tianren is engaged in the business of research and development, production and sales of special concentrated fruit juices, fast-frozen and freeze-dried fruits and vegetables and fruit juice drinks.

On May 27, 2006, Tianren purchased 91.15% of Xi’an Tianren’s ownership interest for a purchase price in the amount of RMB 36,460,000 (or approximately US$4,573,221). The acquisition was accounted for using the purchase method, and the financial statements of Tianren and Xi’an Tianren have been consolidated on the purchase date and forward.

The Company’s current structure is set forth in the diagram below:

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited interim condensed consolidated financial statements for Entech have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial information and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. All significant inter-company balances have been eliminated in consolidation.

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of our business and other factors, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Form S-1 that we recently filed.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Entech, Pacific, Tianren, Xi’an Tianren, and its variable interest entity, namely Huludao Wonder Fruit Co., Ltd. under the control of Shaanxi Hede Venture Capital (“Hede”). All material inter-company accounts and transactions have been eliminated in consolidation.

On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46: Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”), which was superseded by a revised interpretation (“FIN 46R”). FIN 46R requires the primary beneficiary of the variable interest entity to consolidate its financial results with the variable interest entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both. The Company has evaluated our relationship with Huludao Wonder Fruit Co., Ltd. and has concluded that Huludao Wonder Fruit Co., Ltd is a variable interest entity for accounting purposes.

Yongke Xue, the Chairman of the Board and Chief Executive Officer of the Company, owns 80% of the equity interest of Hede, and Xiaoqin Yan, a director of Tianren, owns the remaining 20% of Hede. Hede leases to Tianren all of the assets and facilities of the Huludao Wanjia Fruit Co., Ltd. under a Lease Agreement dated June 2, 2007 between Hede and Tianren. The lease is for a term of one year from July 1, 2007 to June 30, 2008. The monthly rent under the lease is RMB300,000 (approximately $41,070 according to the exchange rate as of March 31, 2008). In 2007, Tianren loaned to Hede an aggregate of RMB27 million (approximately $3,696,301) interest-free loan pursuant to a Loan Agreement entered into by the parties on June 5, 2007. The loan was made to enable Hede to purchase the Huludao Wanjia fruit Co., Ltd. The loan is due on August 1, 2008.

The contractual agreement with Hede was in effect on June 1, 2007. As a result of the contractual arrangements, Tianren become the primary beneficiary of Huludao Wonder Fruit Co., Ltd. Accordingly, Tianren adopted the provisions of FIN 46R and consolidated the financial results of Huludao Wonder Fruit Co., Ltd. from June 1, 2007.

The Company used the purchase method to consolidate Huludao Wonder Fruit Co., Ltd. with the current assets and liabilities recorded at fair value. The fair value of the acquired net assets of Huludao Wonder Fruit Co., Ltd was RMB48,250,000 (approximately $6,308,591 based on the exchange rate of June 1, 2007).

The following table summarizes the fair value of the Huludao Wonder Fruit Co., Ltd.’s assets and liabilities as of June 1, 2007:

ASSETS
Cash	$7,567
Accounts receivable, net	2,387,711
Other receivables	29,244
Inventory	57,948
Fixed assets	6,934,219
Intangible asset	3,262,566
Other assets	27,486
TOTAL ASSETS	$12,706,741

LIABILITIES
Accounts payable	$20,642
Other payables	101,603
Loans payable	6,275,905
TOTAL LIABILITIES	$6,398,150

NET ASSETS (Minority Interest-V.I.E.)	$6,308,591

The pooling method (entity under common control) is applied to the consolidation of Pacific with Tianren, and the reverse merger accounting is applied to the consolidation of Entech with Pacific.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technological or other industrial changes. The determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. During the reporting periods there was no impairment loss.
Earnings Per Share

Basic earnings per common share (“EPS”) are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Our Series A Convertible Preferred Stock is a participating security. Consequently, the two-class method of income allocation is used in determining net income available to common stockholders.

Diluted EPS is calculated by using the treasury stock method, assuming conversion of all potentially dilutive securities, such as stock options and warrants. Under this method, (i) exercise of options and warrants is assumed at the beginning of the period and shares of Common Stock are assumed to be issued, (ii) the proceeds from exercise are assumed to be used to purchase Common Stock at the average market price during the period, and (iii) the incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) are included in the denominator of the diluted EPS computation. The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	Three Months Ended March 31,
	2008	2007 (Restated)
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)	$1,051,819	$1,480,231
Net income allocated to Preferred Stock	(1,048,032)	(1,480,231)
Net income to common stockholders (Basic)	$3,787	$--

DENOMINATORS FOR BASIC AND DILUTED EPS
Common Stock outstanding	99,202	--

DENOMINATOR FOR BASIC EPS	99,202	--
Add: Weighted average preferred as if converted	27,428,944	22,006,173
Add: Weighted average stock warrants outstanding	27,528,146	--

DENOMINATOR FOR DILUTED EPS	27,528,146	22,006,173

EPS - Basic	$0.04	--
EPS - Diluted	$0.04	--

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues. Direct shipping costs, which are included in operating expenses, were approximately $1,218,000 and $575,000 for the three months ended March 31, 2008 and 2007, respectively. Handling costs, which are included in costs of sales, were approximately $790,000 and $261,000 for the three months ended March 31, 2008 and 2007, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents foreign currency translation adjustments.

Accounts Receivable

During the normal course of business, we extend unsecured credit to our customers. Accounts receivable and other receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. Allowance is made when collection of the full amount is no longer probable. Management reviews and adjusts this allowance periodically based on historical experience, the current economic climate, as well as its evaluation of the collectibility of outstanding accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, we believe that our allowance for doubtful accounts was adequate as of March 31, 2008. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

Inventories

Inventories consist primarily of raw materials and packaging (which include ingredients and supplies) and finished goods (which includes finished juice in our bottling and canning operations.) Inventories are valued at the lower of cost or market. We determine cost on the basis of the average cost or first-in, first-out methods.

Revenue Recognition

The Company recognizes revenue on the sales of its products as earned when the customer takes delivery of the product according to previously agreed upon pricing and delivery arrangements, and when the Company believes that collectibility is reasonably assured. The Company sells primarily perishable and frozen food products. As such, any right of return is only for a few days and has been determined to be insignificant by management. Accordingly, no provision has been made for returnable goods.

Estimates

The preparation of financial statements in conformity with United States’ Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation related to property and equipment used in production is reported in cost of sales. Property and equipment are depreciated over their estimated useful lives as follows:

Buildings	20-30 years
Machinery and equipment	10 years
Furniture and office equipment	5 years
Motor vehicles	5 years

Foreign Currency and Comprehensive Income

The accompanying financial statements are presented in U.S. dollars. The functional currency is the renminbi (“RMB”) of the PRC. The financial statements are translated into U.S. dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the PRC’s government. We use the closing rate method in currency translation of the financial statements of the Company.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into U.S. dollars at rates used in translation.

Taxes

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standards (“SFAS”) No.109, Accounting for Income Taxes, these deferred taxes are measured by applying currently enacted tax laws.

The Company has implemented SFAS No.109, Accounting for Income Taxes, which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The Company has recorded no deferred tax assets or liabilities as of March 31, 2008, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

Restrictions on Transfer of Assets Out of the PRC

Dividend payments by Tianren and its subsidiaries are limited by certain statutory regulations in the PRC. No dividends may be paid by Tianren without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax.

Minority Interest in Subsidiary

Minority interest represents the minority stockholders’ proportionate share of 1% of the equity of Tianren and 8.85% of the equity of Xi’an Tianren.

Accounting Treatment of the February 26, 2008 Private Placement

The shares held in escrow as Make Good Escrow Shares will not be accounted for on our books until such shares are released from escrow pursuant to the terms of the Make Good Escrow Agreement. During the time such Make Good Escrow Shares are held in escrow, they will be accounted for as contingently issuable shares in determining the diluted EPS denominator in accordance with SFAS 128.

Liquidated damages potentially payable by the Company under the Stock Purchase Agreement and the Registration Rights Agreement will be accounted for in accordance with Financial Accounting Standard Board Staff Position EITF 00-19-2. Estimated damages at the time of closing will be recorded as a liability and deducted from additional paid-in capital as costs of issuance. Estimated damages determined later pursuant to the criteria for SFAS 5 will be recorded as a liability and deducted from operating income.

New Accounting Pronouncements

In March 2008, The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 161 on its consolidated financial position, results of operations and cash flows.

In December 2007, the SEC published the Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 by extending the usage of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. In particular, the SEC indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. The Company does not expect that the adoption of this EITF will have a material impact on its consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, (“SFAS No. 141(R)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (“IASB”). SFAS No. 141(R) and SFAS No. 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) and SFAS No. 160 continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS No. 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141(R) and SFAS No. 160 are effective for our fiscal 2009. The Company believes the adoption of SFAS No. 141(R) and SFAS No. 160 will have an impact on the accounting for future acquisitions.

3.	SHARE EXCHANGE AND PRIVATE PLACEMENT FINANCING

Between February 22, 2008 and February 25, 2008, we entered into a series of transactions whereby we acquired 100% of the ownership interest in Pacific from the shareholders of Pacific in a share exchange transaction and raised $3,400,000 gross proceeds from certain accredited investors in a private placement transaction. These transactions, collectively hereinafter referred to as “Reverse Merger Transactions,” were consummated simultaneously on February 26, 2008, and as a result of the consummation of these transactions Pacific is now a wholly owned subsidiary of the Company.

The following sets forth the material agreements that the Company entered into in connection with the Reverse Merger Transactions and the material terms of these agreements:

Share Exchange Agreement

On February 22, 2008, the Company and Terrence Leong, the Company’s then Chief Executive Officer, entered into a Share Exchange Agreement with Pacific and all of the shareholders of Pacific (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the shareholders of Pacific agreed to exchange 100 ordinary shares of Pacific, representing a 100% ownership interest in Pacific, for 1,000,000 shares of a newly designated Series A Convertible Preferred Stock of the Company, par value $0.001 per share (the “Share Exchange” or the “Share Exchange Transaction”).

Stock Purchase Agreement

In connection with the Share Exchange Transaction, on February 26, 2008, the Company entered into a Series B Convertible Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue 2,833,333 shares of Series B Convertible Preferred Stock of the Company, par value $0.001 per share (“Series B Stock”) and warrants to purchase 7,000,000 shares of the Company’s Common Stock (the “Warrants”) to the investors, in exchange for a cash payment in the amount of $3,400,000. Under the Stock Purchase Agreement, the Company also deposited 2,000,000 shares of the Series B Stock into an escrow account held by an escrow agent as Make Good Shares in the event the Company’s consolidated pre-tax income and pre-tax income per share, on a fully-diluted basis, for the years ended December 31, 2007, 2008 or 2009 are less than certain pre-determined target numbers.

Under the Stock Purchase Agreement we are required to effect a 1-for-328.72898 reverse split of our outstanding Common Stock (“Reverse Split”). In the event the Reverse Split is not effected prior to June 2, 2008, we are required to pay to the Investors, pro rata, as liquidated damages, an amount per month equal to one percent (1%) of the purchase price we sold pursuant the Stock Purchase Agreement ($34,000 per month), payable monthly in cash as calculated based on the number of days that we are not in compliance with this covenant.

4.	CONVERTIBLE PREFERRED STOCK

The Series A Convertible Preferred Stock

In connection with the Share Exchange Transaction, we designated 1,000,000 shares of Series A Convertible Preferred Stock out of our total authorized number of 10,000,000 shares of Preferred Stock, par value $0.001 per share. The Series A Convertible Preferred Stock is a participating security. No dividends are payable with respect to the Series A Preferred Stock unless we pay dividends to holders of outstanding shares of Common Stock, in which event each outstanding share of the Series A Preferred Stock will be entitled to receive dividends in an amount or value as would have been payable on the number of shares of Common Stock into which each share of Series A Preferred Stock would be convertible. The rights of holders of Series A Preferred Stock to receive dividends are subject to the rights of any holder of our Series B Preferred Stock or other senior stock.

We are required to file an amendment to our Articles of Incorporation (“Amendment”) with the Secretary of State of the State of Florida effecting a 1-for-328.72898 reverse stock split of our Common Stock (or a split using such other ratio that may be required) (the “Reverse Split”). Upon effectiveness of such reverse stock split, all the outstanding shares of Series A Preferred Stock will immediately and automatically convert into shares of Common Stock without any notice or action required on us or on the holders of Series A Preferred Stock or Common Stock (the “Mandatory Conversion”). In the Mandatory Conversion, each holder of Series A Preferred Stock will be entitled to receive twenty two and 62/10,000 (22.0062) shares of fully paid and non-assessable Common Stock for every one (1) share of Series A held (the “Conversion Rate”).

The Series A Preferred Stock shall not be redeemable and shall have no liquidation preference.

Series B Convertible Preferred Stock

In connection with the Share Exchange Transaction, we designated 7,000,000 shares of Series B Convertible Preferred Stock out of our total authorized number of 10,000,000 shares of Preferred Stock, par value $0.001 per share. The Series B Convertible Preferred Stock is a participating security. No dividends are payable with respect to the Series B Preferred Stock and no dividends can be paid on our Common Stock while the Series B Preferred Stock is outstanding. On liquidation the holders are entitled to receive $1.20 per share (out of available assets) before any distribution or payment can be made to the holders of any junior securities.

Upon effectiveness of the Reverse Split, each share of Series B Preferred Stock is convertible at any time into one share of Common Stock at the option of the holder. If the conversion price (initially $1.20) is adjusted, the conversion ratio will likewise be adjusted and the new conversion ratio will be determined by multiplying the conversion ratio in effect by a fraction, the numerator of which is the conversion price in effect before the adjustment and the denominator of which is the new conversion price.

5.	WARRANTS

In connection with the Share Exchange Transaction, on February 26, 2008, the Company entered into a Series B Convertible Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue 2,833,333 shares of a newly designated Series B Convertible Preferred Stock of the Company, par value $0.001 per share (“Series B Stock”) and warrants to purchase 7,000,000 shares of the Company’s Common Stock (the “Warrants”) to the Investors, in exchange for a cash payment in the amount of $3,400,000.

The Warrants are only exercisable after the consummation of a 1-for-328.72898 reverse split of our outstanding Common Stock described under “Covenants-Amendment of Articles of Incorporation” below, and the 7,000,000 shares issuable upon exercise of such Warrants will not be adjusted as a result of such reverse split.

6.	NOTE PURCHASE AGREEMENT

On February 26, 2008, the Company issued to Barron Partners an aggregate of 615,147 shares of Series B Stock in exchange for the cancellation of all principal and accrued interest aggregating approximately $5,055,418 on certain promissory notes of the Company held by Barron.

On February 22, 2008, the Company issued to Grover Moss an aggregate of 59,060 shares of Series B Stock (post split) in exchange for the cancellation of all principal and accrued interest aggregating approximately $5,055,418 on certain promissory notes of the Company held by Barron.

7.	VARIABLE INTEREST ENTITY

On June 2, 2007, Tianren entered into a lease agreement with Hede pursuant to which Tianren, for a term of one year and for a monthly lease payment of RMB300,000, leased all the assets and operating facilities of Huludao Wonder Co., Ltd., which is wholly-owned by Hede. This lease arrangement resulted in the combination of Huludao Wonder’s operating results with those of Tianren as of June 1, 2007 and forward.

FIN 46R requires the primary beneficiary of the variable interest entity to consolidate its financial results with the variable interest entity. Entech has evaluated its relationship with Huludao Wonder Fruit Co., Ltd. and has concluded that Huludao Wonder Fruit Co., Ltd. is a variable interest entity for accounting purposes.

Pro Forma Financial Information

The unaudited pro forma financial information presented below summarizes the combined operating results of the Company and the Huludao Wonder Fruit Co., Ltd. for the three months ended March 31, 2007 as if the lease agreement had occurred on January 1, 2007.

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place on January 1, 2007. The unaudited pro forma combined statements of operations combine the historical results of the Company and the historical results of the acquired entity for the periods described above.

PRO FORMA STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Historical Information of the Company (1)	Historical Information of the Acquired Entity (2)	Pro Forma Adjustments (3)	Pro Forma
	(Unaudited)	(Unaudited)		(Unaudited)
Net sales	$5,237,186	$1,378,833	$--	$6,616,019

Net income (expense)	$1,480,231	$90,047	$(144,215)	$1,426,063

Basic earnings per share	$0.00			$0.00
Diluted earnings per share	$0.00			$0.00

Basic weighted average common shares outstanding	--			--
Diluted weighted average common shares outstanding	22,006,173			22,006,173

Note: The currency exchange rate is based on the average exchange rate of the related period.

1.	The historical operating results of the Company were based on the Company’s unaudited financial statements for the three-month period ended March 31, 2007.
2.	The three-month historical information of the Company was derived from the books and the records of Huludao Wonder Fruit Co., Ltd. for the period ended March 31, 2007.
3.
Pro forma adjustment was based on the assumption that the fair value of the fixed assets and intangible assets were amortized over the life of the assets, assuming the lease agreement took place on January 1, 2007.

8.	INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)

Finished Products	$3,002,441	$4,204,213
Merchandise in Hand	269,900	113,274
Low-value Consumables and Packaging Materials	297,324	142,662
Total Inventory	$3,569,665	$4,460,149

9.	INCOME TAX

Prior to 2007, the Company was subject to a 33% income tax rate by the PRC. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48. Tianren was awarded the status of a nationally recognized High and New Technology Enterprise in December 2006, which entitled Tianren to tax-free treatment for two years starting from 2007 and thereafter reduced income taxes at 50% of its regular income tax rate then effective from 2009 to 2010. In December 2007, Xi’an Tianren was awarded the same status and will be entitled to tax-free treatment starting from 2008 through 2009 and thereafter reduced income taxes at 50% of its regular income tax rate then effective.

10.	LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Accordingly, the Company paid in advance for land use rights. Prepaid land use rights are being amortized and recorded as lease expenses using the straight-line method over the use terms of the lease which is 20 to 50 years. The land usage rights as of March 31, 2008 were $6,339,247 and were $6,138,297 as of December 31, 2007.

11.	VALUE ADDED TAX

On December 13, 1993, The State Council of China promulgated The Provisional Regulation of the People’s Republic of China on Value Added Tax, which was put into effect on January 1, 1994 and is currently effective in China. According to The Provisional Regulation of the PRC on Value-Added Tax (“VAT”), VAT should be paid by enterprises or individuals who sell merchandise, provide processing, repairing, or assembling services, or import goods within the territory of the People's Republic of China on the added value derived from their production, sales of merchandise, industrial repairing or assembling services. Exports from China are not subject to value added tax. The VAT tax rate for the Company is 17%.

12.	AMOUNTS DUE FROM (TO) RELATED PARTIES

As of March 31, 2008, the Company had some outstanding loans to related entities with common owners and directors. The loans are unsecured and bear no interest. These loans have no fixed payment terms. The loans balance as of March 31, 2008 totaled $6,974,253.

Name of Related Party	March 31, 2008	Relation
Ms. Liu An Du	$23,102	Shareholder of former Tianren
Shaanxi Hede Investment Management Co., Ltd	$6,913,360	Shareholder of former Tianren
Xi’an Qinmei Food Co., Ltd ("Xi’an Qinmei")	$37,791	Shareholder of Xi’an Tianren
Total	$6,974,253

As of March 31, 2008, the Company had some outstanding borrowing from its shareholders and related entities with common owners and directors, which was $81,693. These loans bear no interest and have no fixed payment terms.

Name of Related Party	March 31, 2008	Relation
Shaanxi Hede Investment Management Co., Ltd	$1,830	Shareholder of former Tianren
Xi’an Hede Investment Consultation Company Limited (Xi’an Hede”)	$71,306	The Managing Director of Xi’an Hede is one of the family members of Chairman of former Tianren
Mr. Xue, Hongke	$8,557	President of former Tianren
Total	$81,693

The loans balance as of December 31, 2007 totaled $4,970,427

Name of Related Party	March 31, 2008	Relation
Mr. Liu An Du	$22,177	Shareholder of former Tianren
Mr. Lu Ke	$7,734	Manager of former Tianren
Shaanxi Hede Investment Management Co., Ltd	$4,490,173	Shareholder of former Tianren
Xi’an Hede Investment Consultation Company Limited	$101,286	The Managing Director of Xi’an Hede is one of the family members of Chairman of former Tianren
Shaanxi Xirui Group Co.,Ltd	$198,216	Shareholder of former Xi’an Tianren
Yingkou Trusty Fruits Co., Ltd. (“Yingkou”)	$77,212	Hede is one of the shareholders of Yingkou
Shaanxi Fruits Processing Co., Ltd.	$73,629	Former Tianren was shareholder
Total	$4,970,427

As of December 31, 2007, the outstanding borrowing from its shareholders and related entities with common owners and directors was $143,366.

Name of Related Party	March 31, 2008	Relation
Mr. Li Guang	$137	Director of former Tianren
Mr. Xue, Yongke	$32,308	Shareholder of former Tianren
Ms. Cui, Yuan	$62,387	Shareholder of former Tianren
Mr. Xue, Hongke	$48,397	President of former Tianren
Ms. Yan, Xiaoqin	$137	Shareholder of former Tianren
Total	$143,366

13.	COMMON STOCK

Before the share split, as of December 31, 2007, the Company had outstanding stock of 32,976,340, outstanding convertible notes that were convertible into 173 million common shares and outstanding warrants that were exercisable for 24 million common shares.

In the first quarter of 2008, the Company issued 10,500,000 shares of Common Stock as part of the settlement with its prior Chief Executive Officer, Burr D. Northrop, 12,195,122 shares of Common Stock to Walker Street Associates and its prior director, Joseph I. Emas, respectively, for the professional services that they provided, and 19,414,634 shares of Common Stock to Grover Moss for the conversion of principal under the obligation of $398,000 with the Company.

On February 26, 2008, the Company issued to Barron Partners an aggregate of 615,147 shares of Series B Stock in exchange for the cancellation of all principal and accrued interest aggregating approximately $5,055,418 on certain promissory notes of the Company held by Barron. The shares issued to Barron Partners are not affected by the 1-for-328.72898 reverse split of our outstanding Common Stock which the Company contemplates making prior to June 2008.

In connection with the Share Exchange Transaction in February, the Company designated 1,000,000 shares of Series A Convertible Preferred Stock out of its total authorized number of 10,000,000 shares of Preferred Stock, par value $0.001 per share. In the Mandatory Conversion, each holder of Series A Preferred Stock will be entitled to receive twenty two and 62/10,000 (22.0062) shares of fully paid and non-assessable Common Stock for every one (1) share of Series A held. The Company also agreed to issue 2,833,333 shares of a newly designated Series B Convertible Preferred Stock of the Company, par value $0.001 per share and warrants to purchase 7,000,000 shares of the Company’s Common Stock. Upon effectiveness of the Reverse Split, all the outstanding shares of Series A Preferred Stock will immediately and automatically convert into shares of Common Stock. Each share of Series B Preferred Stock will be convertible at any time into one share of Common Stock at the option of the holder. The Warrants are only exercisable after the consummation of a 1-for-328.72898 reverse split of the Company’s outstanding Common Stock. The 2,833,333 shares of Series B Convertible Preferred Stock and 7,000,000 shares issuable upon exercise of such Warrants will not be adjusted as a result of such reverse.

As of March 31, 2008, before the mandatory share split of common shares and mandatory conversion of Series A Stock, the Company had 87,281,218 common shares issued and outstanding, 1,000,000 Series A Preferred shares issued and outstanding, and 3,448,480 Series B Preferred shares issued and outstanding. (2,000,000 shares of the Series B Stock deposited in the escrow account are not included.)

After the mandatory 1-for-328.72898 reverse split of common shares and mandatory 1-for-22.006 conversions of Series A Stock, the Company will have 22,271,684 common shares issued and outstanding, and 3,448,480 Series B Preferred shares issued and outstanding. (2,000,000 shares of the Series B Stock deposited in the escrow account are not included.) The total number of shares of Common Stock to be issued and outstanding after the offering will be 32,720,164, assuming all five year warrants to purchase 7,000,000 shares of Common Stock with an exercise price of $3.00 per share are exercised and all shares of Series B Preferred Stock are converted.

14.	LONG TERM DEBT

In the first quarter of 2008, the Company entered a new loan agreement with a local bank in China. The term loan facility was RMB15,000,000, or approximately $2,139,190, with a fixed interest rate of 0.79%. The loan has a term of two years from the date of draw down. The principal of RMB10,000,00 ($1,426,127) is due on July 10,2009, and the balance of RMB5,000,000 ($713,063) is due on September 20, 2009.

15.	SUBSEQUENT EVENTS

On April 14, 2008, the Company filed an information statement with the SEC relating to the change of the name of the Company to SkyPeople Fruit Juice, Inc. and to authorize the proper officers of the Company to effect a 1-for-
328.72898 reverse stock split of the outstanding shares of Common Stock, which had been approved by written consent of the holders of a majority of the outstanding voting stock.

The recent earthquake which happened in China has no impact on the Company’s assets and operation.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, and with the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the most recent registration report on Form S-1.

Overview

We are engaged in the business of research and development, production and sales of special concentrated fruit juices, fast-frozen and freeze-dried fruits and vegetables and fruit juice drinks through our indirect subsidiary, Tianren, in the People’s Republic of China (“PRC”). Tianren is wholly owned by Pacific. Previously, Entech was a shell company with no significant business operations. As a result of the consummation of the reverse merger transactions on February 26, 2008, Entech ceased to be a shell company and became an indirect holding company for Tianren through Pacific. Pacific acquired a 99% ownership interest in Tianren in September 2007 through a reorganization between entities under common control. Because Tianren’s operations are the only significant operations of the Company and its affiliates, the business and financial results of Pacific reflect those of Tianren. As a result, this discussion and analysis focuses on the business results of Tianren, comparing its results in the three-month period ended on March 31, 2008 with its results in the corresponding period of 2007.

Below is the Company’s corporate structure:

There are two general categories of fruit and vegetable juices available on the market. One is fresh juice canned directly after filtering and sterilization upon being freshly squeezed out of fresh fruits or vegetables. The other general category is juice drinks made out of concentrated fruit and vegetable juices. Concentrated fruit and vegetable juices are produced through the pressing, filtering, sterilization and evaporation of fresh fruits or vegetables. They are used as the base material or ingredient for products such as drinks, fruit jam, fruit wine, etc. Concentrated juices are not drinkable. Instead, they are used as a basic ingredient for manufacturing juice drinks and as an additive to fruit wine and fruit jam, cosmetics and medicines.

For Tianren, the period between each August through February or March is squeeze season, when fresh fruits are available in the market and concentrated fruit juices are produced out of fresh fruits. We produce and sell both concentrated fruit juices and juice drinks. Compared to juice drinks, our concentrated juice products generally achieve a higher gross margin, averaging above 50%, while that of juice drinks is slightly above 20%. Therefore, our core products are concentrated apple, pear and kiwi juices and our production has strategically been focused on concentrated juice products. Tianren also produces juice drinks and other derivative products, especially when not in squeeze season. The Company’s wide range of product offerings and its ability to shift focus among products based on supply and demand in the market and seasonal factors help to diversify operational risks and supplement revenue generation.

Tianren’s main products include concentrated apple juice, concentrated pear juice, concentrated kiwi fruit puree, fruit juice drinks, fresh fruits and organic fresh fruits. Raw materials mainly consist of apple, pear and kiwi fruits which are procured in the PRC market. Tianren’s pear and kiwi supply mainly sources from its home province, Shaanxi Province, which is known for its pear and kiwi production. Tianren’s kiwi processing facilities are located in Zhouzhi County, Shaanxi Province, where 70% of the country’s kiwi are grown. Tianren’s apple supply mainly sources from Liaoling Province, where its leased production facilities from Huludao Wonder Fruit Co., Ltd. (“Huludao Wonder”) are located. Because of the seasonal nature in the growing and harvesting of fruits and vegetables, business is seasonal and can be greatly affected by weather.

To take advantage of economies of scale and to enhance our production efficiency, each of Tianren’s manufacturing facilities has a focus on juice products centering around one particular fruit according to the proximity of such manufacturing to the supply center of a fruit. All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods. Since June 2007, after leasing the production facilities of Huludao Wonder, Tianren has been operating its pear juice products business out of the Jingyang Branch Office. The business involving apple juice products is operated out of the leased facilities of Huludao Wonder, and the business involving kiwi fruit products is run out of Xi’an Tianren Modern Organic Agriculture Co., Ltd. (“Xi’an Tianren”), in which we have held a 91.15% ownership interest since May 2006.

On June 2, 2007, Tianren entered into a lease agreement with Hede, pursuant to which Tianren, for a term of one year and for a monthly lease payment of RMB300,000, leased all the assets and operating facilities of Huludao Wonder, which is wholly-owned by Hede.

Besides concentrated juice products, we generate other revenue from sales of pear juice, apple juice, kiwi seeds, organic kiwi fruit, fresh kiwi fruit, kiwi juice, mulberry juice, and apple spice.

The supply of our raw material fruits has traditionally been fragmented, as we generally purchase directly from farmers. In addition, because the prices of raw material fruits change from season to season based on the output of the farms, the Company does not have long-term supply agreements with suppliers. To secure fruit supply and lower transportation costs, processing facilities are strategically located near the various centers of fruit supply.

Tianren is permitted by the relevant governmental authorities to directly export its products. More than 70% of its products are exported either through distributors with good credit or to end-users directly. Tianren’s distributors are generally domestic export companies. Although distribution agreements with distributors are generally renewed on a yearly basis, the Company maintains long-term relationship with its distributors. Tianren’s main export markets are the U.S., Europe, Russia, and the Middle East.

Results of Operations and Business Outlook

Net sales for the three months ended March 31, 2008 increased substantially as compared with the same period in the preceding year, with a corresponding increase in cost of goods sold and operating expenses. The following table shows the results of net sales, gross margin, operating income and net income for the three months ending March 31, 2008 and March 31, 2007.

	Three Months Ended March 31,
	2008	2007	Change
Net Sales	$8,850,584	$5,237,186	69.00%
Cost of Goods Sold	6,990,966	2,989,421	133.86%
Gross Profit	1,859,618	2,247,765	-17.27%
Gross Margin	21.01%	42.92%	-51.05%
Operating Expenses	815,536	276,848	194.58%
Income from Operations	1,044,082	1,970,917	-47.03%
Net Income	$1,051,819	$1,480,231	-28.94%

Net Sales

Net sales for the three months ended March 31, 2008 were $8,850,584, an increase of $3,613,398, or 69.00%, when compared to the same sales period of the prior year. This increase was primarily due to Tianren’s consolidation of Huludao Wonder’s operating results since June 1, 2007 and forward. In June 2007, Tianren entered into a lease agreement with Hede., pursuant to which Tianren, for a term of one year and for a monthly lease payment of RMB300,000, leased all the assets and operating facilities of Huludao Wonder, which is wholly owned by Hede. This lease arrangement resulted in the combination of Huludao Wonder’s operating results with those of Tianren. Huludao Wonder specializes in the production of clear apple juice. It is located in Liaoling Province in China, which is famous for the excellent quality of its apples. In the first quarter of 2008, it generated revenue of $528,580 from the sale of apple juice. Sales from pear related products soared in the first quarter of fiscal 2008 as a result of increased consumer demand in both China and internationally. Sales from kiwi related products decreased slightly in the first quarter of fiscal 2008 as compared to the same quarter of fiscal 2007 due to a shortage of raw material in the market.

Overall Gross Margin

Overall gross margin as a percentage of revenue decreased by 51.05% for the three months ended March 31, 2008, from 42.92% to 21.01%, compared to the same period of fiscal 2007. In terms of dollar amount, gross margin in the three months ended March 31, 2008 was $1,859,618, a decrease of $388,147, or 17.27%, compared to $2,247,765 in the same period of fiscal 2007. In the three months ended March 31, 2008, the general price of raw kiwi increased, while the price of kiwi related products, such as our beverage series, remained constant. This in turn increased cost of sales. Additionally, the gross margin in apple-related products was lower due to a decrease in the average selling price of apple juice in the market in the three months ended March 31, 2008. These combined factors contributed to the increase in cost of sales and the decrease in gross profit for the three months ended on March 31, 2008 as compared to the corresponding period in 2007.

Operating Expenses

Operating expenses for the first quarter of fiscal 2008 and 2007 were as follow:

	Three Months Ended March 31,
(unaudited)	2008	2007
General and administrative	$574,191	$109,205
Selling expense	241,345	167,643
Total	$815,536	$276,848

Operating expenses increased 194.58% to $815,536 for the three month period ended March 31, 2008 from $276,848 for the corresponding period in 2007. Operating expenses consist of general and administrative and selling expenses.

The increase in operating expenses was substantially attributable to the 425.79% increase in general and administrative expenses to $574,191 for the three month period ended March 31, 2008 from $109,205 for the corresponding period in 2007. Huludao Wonder had a large amount of general administrative expenses which attributed to the substantial increase of Tianren’s operating expenses as a result of the operating combination. The depreciation and amortization expense of Tianren, which was non-cash expenses, also increased by approximately $437,773 in the three months ended March 31, 2008 as compared to the same period of last year due to an increase in fixed assets. The other contributing factor was a hike in payroll and related expenses in Tianren to handle the rise in sales volume.

The selling expense increased by $73,702, or 43.96%, for the three months ended March 31, 2008, from $167,643 to $241,345, compared to the same period of fiscal year 2007. This was mainly due to an increase in freight and transportation as a result of the increase in sales.

Income from Operations

Income from operations decreased 47.03% to $1,044,082 for the three months ended March 31, 2008, from $1,970,917 for the corresponding period in 2007. As a percentage of net sales, income from operations was approximately 56.14% for the three months ended March 31, 2008, a decrease of 35.97% as compared to 87.68% for the corresponding period in 2007. The decrease in the percentage of net sales was due to a decrease in gross margin and an increase in operating expenses, as previously discussed.

Interest Expense

Interest expense was $59,028 for the three months March 31, 2008, primarily due to a new term loan facility of $2,281,802 taken up in the first quarter of fiscal 2008 to support expansion plans and potential business opportunities.

Income Tax

Our provision for income taxes was $130,520 for the three month period ended March 31, 2008, compared to $373,478 for the corresponding period in 2007. The decrease was due to Tianren’s new preferential tax treatment effective as of January 2007. Tianren was awarded the status of a nationally recognized High and New Technology Enterprise in December 2006, which entitled Tianren to tax-free treatment for two years starting from 2007 and thereafter reduced income taxes at 50% of its regular income tax rate then effective from 2009 to 2010. In December 2007 Xi’an Tianren was awarded the same status and will be entitled to tax-free treatment starting from 2008 through 2009 and thereafter reduced income taxes at 50% of its regular income tax rate then effective.

Minority Interest

As of March 31, 2008, Tianren held a 91.15% interest in Xi’an Tianren, and Pacific held a 99% percent interest in Tianren. In the first quarter of fiscal 2008, minority interest in net income of subsidiaries was $47,835, a decrease of $30,500, or 38.94%, compared to a minority interest in the net income of $78,335 for the same quarter of fiscal 2007. The decrease in the minority interest was mainly attributable to the decrease in the net income generated from Tianren, which was due to a hike in operating expenses in the first quarter of 2008.

Net Income

Net income for the three months ended March 31, 2008 was $1,051,819, a decrease of $428,412, or 28.94%, compared to $1,480,231 in the corresponding period of 2007. Such decrease was primarily due to a decrease in gross margin, an increase in operating expenses and other expenses, but was partially offset by a decrease in income tax expenses, as previously discussed.

Financial Condition

During the three months ended March 31, 2008, total assets increased $7,980,852, or 17.12%, from $46,610,128 at December 31, 2007 to $54,590,980 at March 31, 2008. The majority of the increase was in cash, accounts receivables and related party receivables, but offset by a decrease in inventory.

For the three months ended March 31, 2008, cash and cash equivalents increased $3,349,375, or 81.81%, to $7,443,613, as compared to $4,094,238 for the fiscal year ended December 31, 2007. The increase in cash was mainly due to net gross proceeds of $3,216,667 received from certain accredited investors in a private placement transaction on February 26, 2008.

At March 31, 2008, the accounts receivables balance increased by $2,905,267 from the balance at December 31, 2007 due primarily to an increase in sales in the first quarter of fiscal 2008. The accounts receivable turnover was 109 days for the first quarter of fiscal 2008, compared with 88 days for the fiscal year 2007. The increase in the accounts receivable turnover was due primarily to an increase in the outstanding accounts receivables of Tianren, which had a higher accounts receivable turnover in days. Tianren experienced a sales peak in the first quarter of fiscal year 2008. The revenue increased by $3,641,220, or 134.20%, to $6,354,519 for the first quarter of fiscal 2008 from $2,713,299 for the same period of fiscal 2007. We are taking a few measures to manage and reduce our outstanding accounts receivable, including tightening our customer credit management, shortening collection cycles, increasing the effectiveness of our internal controls over accounts receivable and strengthening the training of our sales staff in their collection efforts.

Our related party receivables increased 40.31% to $6,974,253 as of March 31, 2008 from $4,970,427 as of December 31, 2007. The related party receivables as of March 31, 2008 consisted primarily of two interest-free loans in the aggregate amount of approximately RMB27,000,000 (or approximately $3,850,542) that we advanced to Hede in June and July 2007 for Hede to acquire Huludao Wonder, a factory that produces apple juice products. The total purchase price of Huludao Wonder by Hede was RMB48,250,000 (or approximately $6,881,061). Hede was 80% owned by Mr. Yongke Xue, our Chief Executive Officer and director and 20% owned by Ms. Xiaoqin Yan, a director of Tianren. Prior to Hede’s acquisition of Huludao Wonder, Huludao Wonder was identified by Tianren as a potential acquisition target whose product offering and manufacturing capacity complemented the business of Tianren. As part of Tianren’s strategic plan, it is intended that Tianren will acquire Huludao from Hede at cost after operating Huludao Wonder under a one-year lease and management arrangement entered into by the parties in June 2007. The principal amount of one such loan is RMB7,000,000 (or approximately $998,289) which will mature on June 5, 2008. The principal amount of the second loan is RMB20,000,000 (or approximately $2,852,253) which will mature on July 1, 2008. Late payment is subject to a penalty of 2% each day that the payment is not made when due. Tianren currently plans to acquire Huludao Wonder prior to the maturity of the loans. Under the terms of the second loan, any outstanding amount of the loan at the time of the acquisition will be deducted from the purchase price.

Our inventory as of March 31, 2008 was $3,569,665, reflecting a decrease of $890,484, or 19.97%, compared to the balance at December 31, 2007. Inventory consists of raw materials, merchandise on hand, low-value consumables and packaging materials and finished products. The decrease in inventory was mainly from the decrease of concentrated apple juice produced by Huludao Wonder and an increase in sales of apple juice in the first quarter of 2008.

Property, plant and equipment increased by $250,223 from $17,564,147 at December 31, 2007 to $17,814,370 at March 31, 2008. Capital expenditures were approximately $364,000 in the first three months of fiscal 2008, which mainly consisted of a property of approximately $360,000 built by Xi’an Tianren for the purpose of business expansion. The capital expenditure in cash was $154,458 and the rest was paid by previous prepayment and future payables.

Depreciation and amortization was $714,647 for the three months ended March 31, 2008, compared with $276,874 for the same period of fiscal 2007. The increase in depreciation expenses was due mainly to an increase in property, plant and equipment acquired after March 31, 2007.

In the first quarter of 2008, the Company entered a new loan agreement with a local bank in China to support the expansion plans and potential business opportunities. The term loan facility was RMB15,000,000, or approximately $2,139,190, with a fixed interest rate of 0.79%. The loan has a term of two years from the date of draw down. The principal of RMB10,000,000 ($1,426,127) is due on July 10, 2009, and the balance of RMB5,000,000 ($713,063) is due on September 20, 2009.

Liquidity Comparison

Net cash provided by operating activities decreased by $922,285 to $797,203 for the three months ended March 31, 2008 from $1,719,488 in the same period of fiscal 2007. The decrease in net cash provided by operating activities was primarily due to a decrease of $428,412 in net income, from $1,480,231 in the first quarter of last fiscal year to $1,051,819 during the three months ended March 31, 2008, and a decrease of $3,128,781 in cash inflow from changes in accounts receivables.

Net cash used in investing activities increased by $1,912,275 to $1,913,203 for the three months ended March 31, 2008 from $928 for the same period of fiscal 2007. The increase in cash used in investing activities was mainly due to loans of $1,758,745 that we made to our related party- Hede. We advanced an additional $2,429,019 to Hede in the first quarter of fiscal 2008, as we intend to acquire Huludao Wonder in the second quarter of 2008. The outstanding amount of the loan at the time of the acquisition will be deducted from the purchase price.

Net cash provided by financing activities in the first quarter of fiscal 2008 was $4,295,531, representing an increase of $5,079,495 compared to the net cash used in financing activities of $784,164 during the first quarter of fiscal 2007. The increase was mainly due to higher proceeds from new long-term bank loans of $1,144,900 that we made during the first quarter of fiscal 2008 and stock sales proceedings of $3,216,667 received from certain accredited investors in a private placement transaction on February 26, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. There is no assurance that our disclosure controls or our internal controls over financial reporting can prevent all errors. An internal control system, no matter how well designed and operated, has inherent limitations, including the possibility of human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary. Our intent in this regard is that our disclosure controls and our internal controls will improve as systems change and conditions warrant.

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control overall financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under the Share Exchange Agreement, on February 26, 2008, we issued 1,000,000 shares of our Series A Stock in exchange for all of the outstanding shares of the Common Stock of Pacific. At the completion of that share exchange, Pacific became the Company’s wholly owned subsidiary. The Share Exchange was accomplished in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

In connection with the Share Exchange, on February 26, 2008, the Company issued 2,833,333 shares of Series B Stock and warrants to purchase 7,000,000 shares of Common Stock (the “Warrants”) to two investors, in exchange for cash payment in the amount of $3,400,000. The issuance of the Series B Stock was accomplished in reliance upon Section 4(2) of the Securities Act. Under the stock purchase agreement relating to such sale, the Company also deposited 2,000,000 shares of the Series B Stock into an escrow account to be held by an escrow agent as Make Good shares in the event the Company’s consolidated pre-tax income and pre-tax income per share, on a fully-diluted basis, for the years ended December 31, 2007, 2008 or 2009 are less than certain pre-determined target numbers.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to Vote of Security Holders

On April 14, 2008, the Company filed an information statement with the SEC relating to the change of the name of the
Company to SkyPeople Fruit Juice, Inc. and to authorize the proper officers of the Company to effect a 1-for-328.72898 reverse stock split of the outstanding shares of Common Stock, which had been approved by written consent of the holders of a majority of the outstanding voting stock.

Item 5. Other Information

Not applicable

Item 6. Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTECH ENVIRONMENTAL TECHNOLOGIES, INC.

By:	/s/ Spring Liu
SPRING LIU Chief Financial Officer (Principal Financial Officer) Dated: May 15, 2008