Form 10-Q
period 2008-06-30
SkyPeople Fruit Juice, Inc
filed 2008-08-14
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number 000-32249

SKYPEOPLE FRUIT JUICE, INC.
 (Exact name of registrant as specified in its charter)

Florida	98-0222013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

16F, National Development Bank Tower Gaoxin 2nd Road Hi-Tech Industrial Zone, Xi’an,
Shaanxi Province, PRC	710075
(Address of principle executive offices)	(Zip Code)

           Registrant's Telephone Number, Including Area Code:  011-86-29-88386415

Entech Environmental Technologies, Inc.
A-4F Tongxinge, Xietong Building, Gaoxin 2nd Road,
                                                    Hi-Tech Industrial Zone, Xi’an, Shaanxi province, PRC 710065__                _______________
(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [   ] No[   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: the number of shares of Common Stock of the Company outstanding as of August 2, 2008 was 22,271,684.

SKYPEOPLE FRUIT JUICE, INC.

-i-

FORWARD-LOOKING STATEMENTS

              The discussions of the business and activities of SkyPeople Fruit Juice, Inc. (“we,” “us,” “our” or “the Company”) set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding future activities and results of operations of the Company.  You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," “potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in the Form S-1 recently filed by the Company. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, UNAUDITED
	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and equivalents	$9,141,322	$4,094,238
Accounts receivable, net	4,821,445	9,153,687
Other receivables	46,449	55,737
Inventories, net	1,801,539	4,460,149
Prepaid expenses and other current assets	1,473,440	101,628
Total current assets	17,284,195	17,865,439

RELATED PARTY RECEIVABLE	-	4,970,427
PROPERTY, PLANT AND EQUIPMENT, Net	20,615,419	17,564,147
LAND USAGE RIGHTS (Note 10)	6,465,964	6,138,297
OTHER ASSETS	2,657,930	71,818
TOTAL ASSETS	$47,023,508	$46,610,128

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,025,163	$2,997,740
Accrued expenses	337,693	339,818
Related party payable	-	143,366
Income taxes payable	185,287	114,909
Other payable	486,258	217,759
Advances from customers	883,706	708,291
Short-term notes payable	7,289,586	6,406,922
Total current liabilities	10,207,693	10, 928,805

NOTE PAYABLE, net of current portion	2,186,876	2,053,501
	-
TOTAL LIABILITIES	$12,394,569	$12,982,306

MINORITY INTEREST	949,847	1,073,364
MINORITY INTEREST-Variable interest entity (Note 7)	-	6,308,591

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 10,000,000 shares authorized 3,448,480 Series B Preferred Stock issued and outstanding	3,448	-
Common Stock, $0.01 par value; 100,000,000 shares authorized 22,271,684 and 22,006,173 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	222,717	220,062
Additional paid-in capital	13,791,724	10,682,755
Accumulated retained earnings	15,173,672	12,458,632
Accumulated other comprehensive income	4,487,531	2,884,418
Total stockholders' equity	33,679,092	26,245,867
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,023,508	$46,610,128

 See accompanying notes to condensed consolidated financial statements

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME,
UNAUDITED
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$7,245,967	$3,485,726	$16,096,551	$8,722,912
Cost of Sales	4,329,370	2,281,264	11,320,336	5,270,685
Gross Profit	2,916,597	1,204,462	4,776,215	3,452,227

Operating Expenses
General and administrative	455,278	143,211	1,029,469	252,416
Selling expenses	255,300	71,568	496,645	239,211
Total operating expenses	710,578	214,779	1,526,114	491,627

Income from Operations	2,206,019	989,683	3,250,101	2,960,600

Other Income (Expense)
Interest expense	(386,075)	-	(445,103)	-
Interest income	16,801	4,916	22,965	7,499
Subsidy income	-	-	48,778	-
Other income (expense)	142,102	(821)	332,280	(42,277)
Total other income (expense)	(227,172)	4,095	(41,080)	(34,778)

Income Before Income Taxes	1,978,847	993,778	3,209,021	2,925,822

Income Tax Provision	180,678	83,505	311,198	456,983

Income Before Minority Interest	1,798,169	910,273	2,897,823	2,468,839

Minority interest	134,948	11,389	182,783	89,724

Net Income	$1,663,221	$898,884	$2,715,040	$2,379,115

Earnings Per Share:
Basic earnings per share	$0.06	$0.04	$0.10	$0.11
Diluted earnings per share	$0.06	$0.04	$0.10	$0.11

Weighted Average Shares Outstanding:
Basic	22,271,684	22,006,173	22,188,529	22,006,173
Diluted	30,096,324	22,006,173	28,310,157	22,006,173

Comprehensive Income:
Net income	$1,663,221	$898,884	$2,715,040	$2,379,115
Foreign currency translation adjustment	182,813	270,125	1,603,113	402,294

Comprehensive Income	$1,846,034	$1,169,009	$4,318,153	$2,781,409

   See accompanying notes to condensed consolidated financial statements

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$2,715,040	$2,379,115
Adjustments to reconcile net income to
net cash flow provided by operating activities
Depreciation and amortization	931,617	450,965
Minority interest	182,783	89,724
Changes in operating assets and liabilities,
net of acquisition effects
Accounts receivable	4,767,805	663,311
Other receivables	11,829	(125,485)
Prepaid expenses and other current assets	(1,345,081)	(70,235)
Inventories	2,853,165	481,049
Accounts payable	(2,097,350)	(396,504)
Accrued expenses	(22,342)	8,584
Advances from customers	125,235	287,902
Other payables	243,820	85,326
Taxes payable	60,885	(1,540,586)
Net cash provided by operating activities	8,427,406	2,313,166

Cash Flow from Investing Activities
Prepayment for lease improvement	(364,479)	-
Deposits to purchase target company	(2,116,313)	-
Loan repayment from related parties	5,411,560	-
Loan advanced to related parties	(7,096,571)	(36,270)
Additions to property, plant and equipment	(2,702,172)	(297,287)
Net cash used in investing activities	(6,867,975)	(333,557)

Cash Flow from Financing Activities
Proceeds from stock issuance	3,115,072	-
Proceeds from bank loans	5,502,413	-
Repayment of bank loans	(5,050,933)	-
Dividend paid to minority interest	(306,300)	-
Repayments of related party loan	(147,751)	(1,469,274)
Net cash provided by (used in) financing activities	3,112,501	(1,469,274)

Effect of Changes in Exchange Rate	375,152	54,764

NET INCREASE IN CASH	5,047,084	565,099
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,094,238	2,135,173
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,141,322	$2,700,272
Supplementary Information of Cash Flows
Cash paid for interest	$377,717	$-
Cash paid for income tax	$858,047	$1,664,694
Purchase of Huludao, offset by related party receivables	$6,807,472	$-

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	CORPORATE INFORMATION

SkyPeople Fruit Juice, Inc.

SkyPeople Fruit Juice, Inc. ("SkyPeople" or the "Company"), formerly Entech Environment Technology, Inc. (“Entech”), was formed in June 1998 under the laws of the State of Florida. From July 2007 until February 26, 2008, our operations consisted solely of identifying and completing a business combination with an operating company and compliance with our reporting obligations under federal securities laws.

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

Pacific was incorporated under the laws of the Republic of Vanuatu on November 30, 2006. Pacific’s only business is acting as a holding company for Shaanxi Tianren Organic Food Co., Ltd. (“Shaanxi Tianren”), a company organized under the laws of the People’s Republic of China (“PRC”), in which Pacific holds a 99% ownership interest.

This share exchange transaction resulted in Pacific obtaining a majority voting and control interest in the Company. Generally accepted accounting principles require that the company whose stockholders retain the majority controlling interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Pacific as the accounting acquirer and SkyPeople as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of Pacific. The equity sections of the accompanying financial statements have been restated to reflect the recapitalization due to the reverse acquisition as of the first day of the first period presented. All references to Common Stock of Pacific Common Stock have been restated to reflect the equivalent numbers of SkyPeople equivalent shares.

On May 23, 2008, we amended the Company’s Articles of Incorporation and changed our name to SkyPeople Fruit Juice, Inc. to better reflect our business. A 1-for-328.72898 reverse stock split of the outstanding shares of Common Stock and a mandatory 22.006 for 1 conversion of Series A Preferred Stock into Common Stock, which had been approved by written consent of the holders of a majority of the outstanding voting stock, also became effective on May 23, 2008.

Shaanxi Tianren Organic Food Co., Ltd.

Shaanxi Tianren was formed on August 8, 2001 under PRC law. Currently, Shaanxi Tianren is engaged in the business of research and development, production and sales of special concentrated fruit juices, fast-frozen and freeze-dried fruits and vegetables and fruit juice drinks.

On May 27, 2006, Shaanxi Tianren purchased 91.15% of the ownership interest of Xi’an Tianren Modern Organic Co., Ltd. (“Xi’an Tianren”) for a purchase price in the amount of RMB 36,460,000, or approximately U.S. $5,114,050. The acquisition was accounted for using the purchase method, and the financial statements of Shaanxi Tianren and Xi’an Tianren have been consolidated on the purchase date and forward.

On June 10, 2008, Shaanxi Tianren completed the acquisition of Huludao Wonder Fruit Co., Ltd. (“Huludao”) for a total purchase price of RMB 48,250,000, or approximately U.S. $6,807,472. The payment was made through the offset of related party receivables from Shaanxi Hede Investment Management Co., Ltd. (“Hede”). Before the acquisition, Huludao had been a variable interest entity of Shaanxi Tianren for accounting purposes according to FASB Interpretation No. 46: Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”), since June 1, 2007, and the financial statements of Shaanxi Tianren and Huludao have been consolidated as of June 1, 2007 and forward.

              The Company’s current structure is set forth in the diagram below:

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited interim condensed consolidated financial statements for SkyPeople have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and do not include all information and footnotes required by GAAP for complete financial statements. All significant inter-company balances have been eliminated in consolidation.

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of our business and other factors, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain prior year balances on the Balance Sheet have been reclassified to conform to the current presentation. The reclassification had no impact on net income for the six months ended June 30, 2008 and 2007.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of SkyPeople, Pacific, Shaanxi Tianren, Xi’an Tianren, and the newly acquired Huludao. All material inter-company accounts and transactions have been eliminated in consolidation.

The pooling method (entity under common control) is applied to the consolidation of Pacific with Shaanxi Tianren and Shaanxi Tianren with Huludao. The reverse merger accounting is applied to the consolidation of SkyPeople with Pacific.

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

Earnings Per Share

Basic earnings per Common Stock (“EPS”) are calculated by dividing net income available to common stockholders by the weighted average number of Common Stock outstanding during the period.  Our Series B Convertible Preferred Stock is a participating security. Consequently, the two-class method of income allocation is used in determining net income available to common stockholders.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)	$1,663,221	$898,884	$2,715,040	$2,379,115
Net income allocated to Preferred Stock	(326,989)	-	(533,777)	-
Net income to common stockholders (Basic)	$1,336,232	$898,884	$2,181,263	$2,379,115

DENOMINATOR FOR BASIC AND DILUTED EPS
Common Stock outstanding	22,271,684	22,006,173	22,188,529	22,006,173

DENOMINATOR FOR BASIC EPS
Add: Weighted average preferred as if converted	5,448,480	-	3,745,468	-
Add: Weighted average stock warrants outstanding	2,376,160	-	2,376,160	-

DENOMINATOR FOR DILUTED EPS	30,096,324	22,006,173	28,310,157	22,006,173

EPS – Basic	$0.06	$0.04	$0.10	$0.11
EPS – Diluted	$0.06	$0.04	$0.10	$0.11

              Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues. The shipping and handling expenses of $408,095 and $223,116 for the six months ended June 30, 2008 and 2007, respectively, are reported in the Consolidated Statement of Income as a component of selling expenses.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents foreign currency translation adjustments.

Accounts Receivable

During the normal course of business, we extend unsecured credit to our customers.  Accounts receivable and other receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. Allowance is made when collection of the full amount is no longer probable. Management reviews and adjusts this allowance periodically based on historical experience, the current economic climate, as well as its evaluation of the collectability of outstanding accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2008. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

Inventories

Inventories consist primarily of raw materials and packaging (which include ingredients and supplies) and finished goods (which includes finished juice in our bottling and canning operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the average cost or first-in, first-out methods.

Intangible Assets

The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has no indefinite lived intangible assets.

Revenue Recognition

The Company recognizes revenue on the sales of its products as earned when the customer takes delivery of the product according to previously agreed upon pricing and delivery arrangements, and when the Company believes that collectability is reasonably assured. The Company sells primarily perishable and frozen food products. As such, any right of return is only for a few days and has been determined to be insignificant by management. Accordingly, no provision has been made for returnable goods.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred. The Company incurred $162 and $2,092 in advertising and promotional costs for the period ended June 30, 2008 and 2007, respectively.

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

Buildings	20-30 years
Machinery and equipment	10 years
Furniture and office equipment	5 years
Motor vehicles	5 years

	June 30,	December 31,
	2008	2007
Machinery and equipment	$14,422,973	$13,672,861
Furniture and office equipment	215,871	200,266
Motor vehicles	206,492	193,899
Buildings	7,249,028	6,489,513
Construction in progress	2,599,466	-
Subtotal	24,693,830	20,556,539
Less: accumulated depreciation	(4,078,411)	(2,992,392)
Net property and equipment	$20,615,419	$17,564,147

Depreciation expense included in general and administration expenses for the six months ended June 30, 2008 and 2007 was $364,267 and $30,098, respectively. Depreciation expense included in cost of sales for the period ended June 30, 2008 and 2007 was $498,624 and $384,841, respectively.

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. No impairment of assets was recorded in the periods reported.

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

The RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into U.S. dollars at rates used in translation.

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

Restrictions on Transfer of Assets Out of the PRC

Dividend payments by Shaanxi Tianren and its subsidiaries are limited by certain statutory regulations in the PRC. No dividends may be paid by Shaanxi Tianren without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax.

Minority Interest in Subsidiary

Minority interest represents the minority stockholders’ proportionate share of 1% of the equity of Shaanxi Tianren and 8.85% of the equity of Xi’an Tianren.

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

Research and Development

Shaanxi Tianren has established a research and development institution with nearly 30 research and development personnel as of June 30, 2008. Shaanxi Tianren also from time to time retains external experts and research institutions. The research and development expenses were $23,625 and $39,142 for the six months ended June 30, 2008 and June 30, 2007, respectively.

New Accounting Pronouncements

In March 2008, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated results of operations or financial position.

In February 2008, FASB issued Staff Position No. FAS 157-2, which provides for a one-year deferral of the effective date of SFAS No. 157, Fair Value Measurements, for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company is evaluating the impact of this standard as it relates to the Company’s financial position and results of operations.

In December 2007, the SEC published Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 by extending the usage of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. In particular, the SEC indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. The Company does not expect that the adoption of this EITF will have a material impact on its consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, (“SFAS No. 141(R)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (“IASB”). SFAS No. 141(R) and SFAS No. 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) and SFAS No. 160 continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS No. 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141(R) and SFAS No. 160 are effective for our fiscal 2009. The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 141(R) and SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

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

On May 23, 2008, we amended the Company’s Articles of Incorporation and changed its name to SkyPeople Fruit Juice, Inc. to better reflect our business. A 1-for-328.72898 reverse stock split of the outstanding shares of Common Stock and a mandatory 22.006 for 1 conversion of Series A Preferred Stock into Common Stock, which had been approved by written consent of the holders of a majority of the outstanding voting stock, also became effective on May 23, 2008.

4.	CONVERTIBLE PREFERRED STOCK

In connection with the Share Exchange Transaction, we designated 1,000,000 shares of Series A Convertible Preferred Stock out of our total authorized number of 10,000,000 shares of Preferred Stock, par value $0.001 per share. Upon effectiveness of the 1-for-328.72898 reverse stock split of the outstanding shares of Common Stock on May 23, 2008, all the outstanding shares of Series A Preferred Stock were immediately and automatically converted into shares of Common Stock without any notice or action required by us or by the holders of Series A Preferred Stock or Common Stock (the “Mandatory Conversion”). In the Mandatory Conversion, each holder of Series A Preferred Stock received twenty two and 62/10,000 (22.0062) shares of fully paid and non-assessable Common Stock for every one (1) share of Series A held (the “Conversion Rate”).

Series B Convertible Preferred Stock

In connection with the Share Exchange Transaction, we designated 7,000,000 shares of Series B Convertible Preferred Stock out of our total authorized number of 10,000,000 shares of Preferred Stock, par value $0.001 per share. The Series B Convertible Preferred Stock is a participating security. No dividends are payable with respect to the Series B Preferred Stock and no dividends can be paid on our Common Stock while the Series B Preferred Stock is outstanding. Upon liquidation the holders are entitled to receive $1.20 per share (out of available assets) before any distribution or payment can be made to the holders of any junior securities.

Upon effectiveness of the Reverse Split on May 23, 2008, each share of Series B Preferred Stock is convertible at any time into one share of Common Stock at the option of the holder. If the conversion price (initially $1.20) is adjusted, the conversion ratio will likewise be adjusted and the new conversion ratio will be determined by multiplying the conversion ratio in effect by a fraction, the numerator of which is the conversion price in effect before the adjustment and the denominator of which is the new conversion price.

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

The Warrants became exercisable after the consummation of a 1-for-328.72898 reverse split of our outstanding Common Stock, which was effective on May 23, 2008, and the 7,000,000 shares issuable upon exercise of such Warrants were not adjusted as a result of such reverse split.

6.	NOTE PURCHASE AGREEMENT

On February 26, 2008, the Company issued to Barron Partners an aggregate of 615,147 shares of Series B Stock in exchange for the cancellation of all principal and accrued interest aggregating approximately $5,055,418 on certain promissory notes of the Company held by Barron.

On February 22, 2008, the Company issued to Grover Moss an aggregate of 59,060 shares of Common Stock (post split) in exchange for the conversion of principal aggregating $398,000.

7.	ACCQUISITION OF A BUSINESS

On June 10, 2008, the Company completed the acquisition of Huludao for a total purchase price of RMB 48,250,000 or approximately U.S. $6,807,472. The payment was made through the offset of related party receivables from Shaanxi Hede Investment Management Co. Ltd. (“Hede”). Before the acquisition, Huludao was classified as a variable entity of Shaanxi Tianren according to FASB Interpretation No. 46: Consolidation of Variable Interest Entities (“V.I.E.”), an interpretation of ARB 51 (“FIN 46”), since June 2, 2007. FIN 46R requires the primary beneficiary of the variable interest entity to consolidate its financial results with the variable interest entity.  The Company had evaluated its relationship with Huludao and had concluded that Huludao was a variable interest entity for accounting purposes.

Yongke Xue, the Chairman of the Board and Chief Executive Officer of the Company, owns 80% of the equity interest of Hede, and Xiaoqin Yan, a director of Shaanxi Tianren, owns the remaining 20% of Hede. Hede leased to Shaanxi Tianren all of the assets and facilities of Huludao under a Lease Agreement dated June 2, 2007 between Hede and Shaanxi Tianren. The lease was for a term of one year from July 1, 2007 to June 30, 2008. The monthly rent under the lease is RMB 300,000 (approximately $42,326). In 2007, Shaanxi Tianren loaned to Hede an aggregate of RMB 27 million (approximately $3,809,363) interest-free loan pursuant to a Loan Agreement entered into by the parties on June 5, 2007. The loan was made to enable Hede to purchase Huludao. The loan was due on August 1, 2008. On the date of the purchase, the outstanding loan was deducted from the purchase price according to the Loan Agreement.

The contractual agreement with Hede was in effect on June 1, 2007. As a result of the contractual arrangements, Shaanxi Tianren became the primary beneficiary of Huludao. Accordingly, Shaanxi Tianren adopted the provisions of FIN 46R and consolidated the financial results of Huludao from June 1, 2007.

The Company used the purchase method to consolidate Huludao with the current assets and liabilities recorded at fair value. The fair value of the acquired net assets of Huludao was RMB 48,250,000 (approximately $6,807,472).

The following table summarizes the fair value of Huludao Wonder Fruit Co., Ltd.’s assets and liabilities as of June 1, 2007 (based on the exchange rate of June 1, 2007):

ASSETS
Cash	$7,567
Accounts receivable, net	2,387,711
Other receivables	29,244
Inventory	57,948
Fixed assets	6,934,219
Intangible asset	3,262,566
Other assets	27,486
TOTAL ASSETS	$12,706,741

LIABILITIES
Accounts payable	$20,642
Other payables	101,603
Loans payable	6,275,905
TOTAL LIABILITIES	$6,398,150

NET ASSETS	$6,308,591

Pro Forma Financial Information

The unaudited pro forma financial information presented below summarizes the combined operating results of the Company and Huludao for the three months and six months ended June 30, 2007, respectively, as if the acquisition had occurred on January 1, 2007.

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

PRO FORMA STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007

	Historical Information of the Company (1)	Historical Information of the Acquired Entity (2)	Pro Forma Adjustments (3)	Pro Forma
	(Unaudited)	(Unaudited)		(Unaudited)
Net sales	$3,485,726	$397,461	$--	$3,883,187

Net income (loss)	$898,884	$(181,326)	$(17,317)	$700,241

Basic earnings per share	$0.04			$0.03
Diluted earnings per share	$0.04			$0.03

Basic weighted average common shares outstanding	22,006,173			22,006,173
Diluted weighted average common shares outstanding	22,006,173			22,006,173

PRO FORMA STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

	Historical Information of the Company (1)	Historical Information of the Acquired Entity (2)	Pro Forma Adjustments (3)	Pro Forma
	(Unaudited)	(Unaudited)		(Unaudited)
Net sales	$8,722,912	$1,776,294	$--	$10,499,206

Net income (loss)	$2,379,115	$(271,374)	$(34,453)	$2,073,288

Basic earnings per share	$0.11			$0.09
Diluted earnings per share	$0.11			$0.09

Basic weighted average common shares outstanding	22,006,173			22,006,173
Diluted weighted average common shares outstanding	22,006,173			22,006,173

             Note:  The currency exchange rate is based on the average exchange rate of the related period.

1.	The historical operating results of the Company were based on the Company’s unaudited financial statements for the three and six months ended June 30, 2007, respectively.
2.	The three and six months historical information of Huludao was derived from the books and the records of Huludao for the three and six months ended June 30, 2007, respectively.
3.
Pro forma adjustment was based on the assumption that the fair value of the fixed assets and intangible assets    were amortized over the life of the assets, assuming the acquisition took place on January 1, 2007.

  8.           INVENTORIES

Inventories consisted of:

	June 30,	December 31,
	2008	2007
Raw materials and packaging	$628,300	$255,936
Finished goods	1,173,239	4,204,213
Inventories	$1,801,539	$4,460,149

9.           INCOME TAX

Prior to 2007, the Company was subject to a 33% income tax rate by the PRC. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48. Shaanxi Tianren was awarded the status of a nationally recognized High and New Technology Enterprise in December 2006, which entitled Shaanxi Tianren to tax-free treatment for two years starting from 2007, and thereafter reduced income taxes at 50% of its regular income tax rate then effective from 2009 to 2010. In December 2007, Xi’an was awarded the same status and the tax rate was reduced from 33% to 25%, effective from January 2008.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48. The income tax expense was $180,678 and $311,198 for the three and six months ended June 30, 2008, respectively, and was $83,505 and $456,983 for the three and six months ended June 30, 2007, respectively. The Company had recorded no deferred tax assets or liabilities as of June 30, 2008 and 2007, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

	Three Months Ended June 30,		Six Months Ended June 30,
Income Tax Expenses	2008	2007	2008	2007
Current	$180,678	$83,505	$311,198	$456,983
Deferred	-	-	-	-
Total	$180,678	$83,505	$311,198	$456,983

10.         LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government.  Accordingly, the Company paid in advance for land use rights. Prepaid land use rights are being amortized and recorded as lease expenses using the straight-line method over the use terms of the lease which is 20 to 50 years. The land usage rights as of June 30, 2008 were $6,465,964 and $6,138,297 as of December 31, 2007. The amortization expense was $68,726 and $36,026 for the six months ended June 30, 2008 and 2007, respectively.

11.        AMOUNTS DUE FROM (TO) RELATED PARTIES

As of June 30, 2008, the Company had no outstanding loans to related entities with common owners and directors. During the six months ended June 30, 2008, Pacific erroneously paid $4,916,617 to its former shareholders, the Company’s director Xiaoqing Yan and its CEO, Yongke Xue as the result of a dividend declaration by Pacific in February 2008 (See Note 14). Because the recipients of the money were no longer shareholders of Pacific, the transaction has been treated for accounting purposes as an interest free loan.  In June 2008, the directors and other related parties returned the monies they received (along with amount loaned to related parties prior to January 1, 2008) in cash in the amount of $5,411,560. During the six months ended June 30, 2008, the Company made an interest free loan of $2,179,954 to Hede and the total $6,807,472 interest free loans made to Hede by the Company (including amounts loaned to Hede prior to January 1, 2008) were credited against the purchase price that the Company paid for Huludao on June 10, 2008. The Company also paid off approximately $147,751 of its loans payable to related parties in the six months ended June 30, 2008. The indebtedness of the Company to related entities with common owners and directors as of December 31, 2007 totaled $4,970,427 as follows. The loans are unsecured and bear no interest. These loans have no fixed payment terms.

Name of Related Party	December 31, 2007	Relation
Mr. Liu An Du	$22,177	Former shareholder of Shaanxi Tianren
Mr. Lu Ke	$7,734	Manager of Shaanxi Tianren
Shaanxi Hede Investment Management Co., Ltd.	$4,490,173	Former shareholder of Shaanxi Tianren
Xi’an Hede Investment Consultation Company Limited	$101,286	The Managing Director of Xi’an Hede is one of the family members of Shaanxi Tianren
Shaanxi Xirui Group Co., Ltd	$198,216	Shareholder of Xi’an Tianren
Yingkou Trusty Fruits Co., Ltd. (“Yingkou”)	$77,212	Hede is one of the shareholders of Yingkou
Shaanxi Fruits Processing Co., Ltd.	$73,629	Former Shaanxi Tianren
Total	$4,970,427

As of December 31, 2007, the indebtedness of the Company to its shareholders and related entities with common owners and directors was $143,366 as follows:

Name of Related Party	December 31, 2007	Relation
Mr. Li Guang	$137	Director of Shaanxi Tianren
Mr. Xue, Yongke	$32,308	Former shareholder of Shaanxi Tianren
Ms. Cui, Yuan	$62,387	Former shareholder of Shaanxi Tianren
Mr. Xue, Hongke	$48,397	President of Shaanxi Tianren
Ms. Yan, Xiaoqin	$137	Former shareholder of Shaanxi Tianren
Total	$143,366

12.         COMMON STOCK

As of June 30, 2008, the Company had 22,271,684 shares of Common Stock issued and outstanding and 3,448,480 shares of Series B Preferred Stock issued and outstanding. (2,000,000 shares of the Series B Preferred Stock deposited in the escrow account are not included.), Assuming all five year warrants to purchase 7,000,000 shares of Common Stock with an exercise price of $3.00 per share are exercised and all shares of Series B Preferred Stock are converted, the total number of shares of Common Stock to be issued and outstanding will be 32,720,164.

In the first quarter of 2008, the Company issued 31,941 shares of Common Stock as part of the settlement with its prior Chief Executive Officer, Burr D. Northrop, 37,098 shares of Common Stock to Walker Street Associates and its prior director, Joseph I. Emas, for the professional services that they provided and 59,060 shares of Common Stock to Grover Moss for the conversion of principal under the obligation of $398,000 with the Company.

On February 26, 2008, the Company issued to Barron Partners an aggregate of 615,147 shares of Series B Stock in exchange for the cancellation of all principal and accrued interest aggregating approximately $5,055,418 on certain promissory notes of the Company held by Barron Partners. The shares issued to Barron Partners were not affected by the 1-for-328.72898 reverse split of our outstanding Common Stock, which was effective on May 23, 2008.

In connection with the Share Exchange Transaction in February, 2008, the Company designated 1,000,000 shares of Series A Convertible Preferred Stock out of its total authorized number of 10,000,000 shares of Preferred Stock, par value $0.001 per share. In the Mandatory Conversion, each holder of Series A Preferred Stock was entitled to receive twenty two and 62/10,000 (22.0062) shares of fully paid and non-assessable Common Stock for every one (1) share of Series A held. The Company also agreed to issue 2,833,333 shares of a newly designated Series B Convertible Preferred Stock of the Company, par value $0.001 per share and warrants to purchase 7,000,000 shares of the Company’s Common Stock. Upon effectiveness of the 1-for-328.72898 reverse stock split of the outstanding shares of Common Stock on May 23, 2008 (the “Reverse Split”), all the outstanding shares of Series A Preferred Stock were immediately and automatically converted into 22,006,173 shares of Common Stock. Each share of Series B Preferred Stock will be convertible at any time into one share of Common Stock at the option of the holder. The Warrants are exercisable after the Reverse Split. The 2,833,333 shares of Series B Convertible Preferred Stock and 7,000,000 shares issuable upon exercise of such Warrants were not adjusted as a result of the Reverse Split.

13.         NOTE PAYABLE

In the first quarter of 2008, the Company paid off the balance of a long term loan of RMB 15,000,000, or approximately $2,116,313, and entered a new long-term loan agreement with a local bank in China.  The term loan facility was RMB 15,000,000, or approximately $2,186,876, based on the exchange rate of June 30, 2008, with a fixed interest rate of 0.79% per month. The loan has a term of two years from the date of draw down. The principal of RMB 10,000,000 ($1,457,917) is due on July 10, 2009 and the balance of RMB 5,000,000 ($728,959) is due on September 20, 2009, totaling $2,186,876 due in fiscal year 2009.

In the second quarter of 2008, the Company paid off RMB 20,800,000, or approximately $2,934,620 of short term loan payable, and entered two new short term loan agreements with a local bank in China. The term facility of RMB 12,000,000, or approximately $1,749,501, based on the exchange rate of June 30, 2008, with a fixed annual interest rate of 7.47%, is due on June 26, 2009. The other term facility is of the same amount, with a fixed annual interest rate of 6.57% and is due on September 17, 2008.

14.	DIVIDEND PAYMENT

On February 4, 2008, before the Share Exchange Transaction, the Board of Directors of Xi’an Tianren declared a cash dividend of $2,869,732 to its former shareholders. Since Shaanxi Tianren holds a 91.15% interest in Xi’an Tianren, $2,615,760 was paid to Shaanxi Tianren and $253,971 was paid to its minority interest holders. On the same date, the Board of Directors of Shaanxi Tianren declared a cash dividend of $4,914,691 to its shareholders. Since Pacific holds a 99% interest in Shaanxi Tianren, $4,865,544 was paid to Pacific and $49,147 was paid to its minority interest holders. The inter-company dividend was eliminated in the consolidated statement. The dividend paid to minority interest holders was $306,300.

In May 2008, Pacific erroneously paid monies to its former shareholders as the result of a dividend declaration in February 2008.  The monies were then returned to the Company in June 2008 (See Note 11).

15.	NEW LEASE AGREEMENT

On June 23, 2008, Shaanxi Tianren entered into a lease agreement for China office space. The lease has a term of one year, with a commencement date of July 1, 2008 and covers approximately 1,400 total rentable square meters. The annual rent is approximately $106,662. Our new address is 16F, National Development Bank Tower, No.2 Gaoxin 1st Road, Hi-Tech Industrial Zone, Xi’an, Shaanxi Province, PRC 710075. Our phone number is 011-86-29-88377001.

16.	DEPOSITS TO PURCHASE TARGET COMPANY

On June 1, 2008, Shaanxi Tianren entered into a memorandum agreement with Xi’an Dehao Investment Consultation Co. Ltd. (“Dehao”). Under the term of the agreement, Dehao agreed to transfer 100% of the ownership interest of Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) to Shaanxi Tianren. Shaanxi Tianren is required to make a refundable down payment of RMB 15,000,000, or approximately $2,116,313, to Dehao as a deposit for the purchase. The acquisition is targeted to be complete at the end of August 2008 after the third party market value evaluation.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, and with the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our most recent registration statement on Form S-1.

Overview

We are engaged in the business of research and development, production and sales of special concentrated fruit juices, fast-frozen and freeze-dried fruits and vegetables and fruit juice drinks through our indirect subsidiary, Shaanxi Tianren, in the PRC. Shaanxi Tianren is wholly owned by Pacific. Previously, we were a shell company with no significant business operations. As a result of the consummation of a reverse merger transaction, on February 26, 2008 we ceased to be a shell company and became an indirect holding company for Shaanxi Tianren through Pacific. Pacific acquired a 99% ownership interest in Shaanxi Tianren in September 2007 through a reorganization between entities under common control. Because Shaanxi Tianren’s operations are the only significant operations of the Company and its affiliates, the business and financial results of Pacific reflect those of Shaanxi Tianren. As a result, this discussion and analysis focuses on the business results of Shaanxi Tianren, comparing its results in the three-months and six-months ended June 30, 2008 with its results in the corresponding period of 2007.

Below is the Company’s corporate structure:

There are two general categories of fruit and vegetable juices available on the market. One is fresh juice canned directly after filtering and sterilization upon being freshly squeezed out of fresh fruits or vegetables. The other general category is juice drinks made out of concentrated fruit and vegetable juices. Concentrated fruit and vegetable juices are produced through the pressing, filtering, sterilization and evaporation of fresh fruits or vegetables. They are used as the base material or ingredient for products such as drinks, fruit jam, fruit wine and other products. Concentrated juices are not drinkable. Instead, they are used as a basic ingredient for manufacturing juice drinks and as an additive to fruit wine, fruit jam, cosmetics and medicines.

For Shaanxi Tianren, the period between each July through February or March is “squeeze” season, when fresh fruits are available in the market and concentrated fruit juices are produced out of fresh fruits. We produce and sell both concentrated fruit juices and juice drinks. Compared to juice drinks, our concentrated juice products generally achieve a higher gross margin, while that of juice drinks is lower. Therefore, our core products are concentrated apple, pear and kiwifruit juices and our production has strategically been focused on concentrated juice products. Shaanxi Tianren also produces juice drinks and other derivative products, especially when not in squeeze season. The Company’s wide range of product offerings and its ability to shift focus among products based on supply and demand in the market and seasonal factors help to diversify operational risks and supplement revenue generation.

Shaanxi Tianren’s main products include concentrated apple juice, concentrated pear juice, concentrated kiwifruit puree, fruit juice drinks, fresh fruits and organic fresh fruits. Raw materials mainly consist of apple, pear and kiwifruits which are procured in the PRC market. Shaanxi Tianren’s pear and kiwifruit supply mainly sources from its home province, Shaanxi Province, which is known for its pear and kiwifruit production. Shaanxi Tianren’s kiwifruit processing facilities are located in Zhouzhi County, Shaanxi Province, where 70% of the country’s kiwifruit are grown. Shaanxi Tianren’s apple supply mainly sources from Liaoning Province, where its newly acquired facility Huludao is located. The Company is committed to continual research and development in new products and technologies. In June 2008, Shaanxi Tianren began the production of concentrated peach juice in its Jingyang Branch Office.  It uses low-temperature pulp breaking technology and low-temperature concentration technology to produce concentrated white peach pulp, optimizing the production parameters. The production of peach juice helped the diversification of our products and prolonged the squeeze season. Because of the seasonal nature in the growing and harvesting of fruits and vegetables, business is seasonal and can be greatly affected by weather.

To take advantage of economies of scale and to enhance our production efficiency, each of Shaanxi Tianren’s manufacturing facilities has a focus on juice products centering around one particular fruit according to the proximity of such manufacturing to the supply center of that fruit. All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods. Since June 2007, after leasing the production facilities of Huludao, Shaanxi Tianren has been operating its pear juice products business out of the Jingyang Branch Office. The business involving apple juice products operates out of the newly acquired facility, Huludao, and the business involving kiwifruit products is run out of Xi’an Tianren Modern Organic Agriculture Co., Ltd. (“Xi’an Tianren”), in which we have held a 91.15% ownership interest since May 2006.

On June 2, 2007, Shaanxi Tianren entered into a lease agreement with Shaanxi Hede Investment Management Co., Ltd. (“Hede”), pursuant to which Shaanxi Tianren, for a term of one year and for a monthly lease payment of RMB 300,000 (approximately $42,326), leased all the assets and operating facilities of Huludao, which was wholly-owned by Hede. On June 10, 2008, Shaanxi Tianren completed the acquisition of Huludao for a total purchase price of RMB 48,250,000 or approximately U.S. $6,807,472. The payment was made through the offset of related party receivables.

Besides concentrated juice products, we generate other revenue from sales of pear juice, apple juice, kiwifruit seeds, organic kiwifruit, fresh kiwifruit, kiwifruit juice, mulberry juice, and apple spice.

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

Shaanxi Tianren is permitted by the relevant governmental authorities to directly export its products. More than 70% of its products are exported either through distributors with good credit or to end-users directly. Shaanxi Tianren’s distributors are generally domestic export companies. Although distribution agreements with distributors are generally renewed on a yearly basis, the Company maintains long-term relationships with its distributors. Shaanxi Tianren’s main export markets are the U.S., Europe, Russia, and the Middle East.

Second Quarter Fiscal 2008 Highlights

•
Total revenue increased 107.9% to $7,245,967 for the second quarter of fiscal 2008, compared with revenue of $3,485,726 for the second quarter of fiscal 2007, as the result of an increase in sales of concentrated kiwifruit juice, kiwifruit puree and kiwifruit seeds and the consolidation of Huludao’s operating results since June 1, 2007.

•	Gross profit margins increased by 16.5% to 40.3% from 34.6% for the second quarter of fiscal 2007.
•
Income from operations increased by 122.9% to $2,206,019 for the second quarter of fiscal 2008 from $989,683 for the second quarter of fiscal 2007 due to a significant increase in total revenue, which was offset by an increase in operating expenses.

•	Net income increased $764,337, or 85.0%, to $1,663,221 compared with $898,884 for the second quarter of fiscal 2007.
•
In April 2008, we elected five Board of Directors, a majority of whom are independent directors. On April 25, 2008, the Company established an Audit Committee and Compensation Committee of its Board of Directors.

•
On May 23, 2008, we amended our Articles of Incorporation and changed our name to SkyPeople Fruit Juice, Inc. to better reflect our business. The 1-for-328.72898 reverse stock split of the outstanding shares of Common Stock and a mandatory 22.006 for 1 conversion of Series A Preferred Stock into Common Stock, which had been approved by written consent of the holders of a majority of the outstanding voting stock, were also effective on May 23, 2008.

•
On June 10, 2008, we completed the acquisition of Huludao for a total purchase price of RMB 48,250,000, or approximately $6,807,472 (U.S. dollars). The payment was made through the offset of related party receivables.

•	During the second quarter of fiscal 2008, Shaanxi Tianren commenced construction on the expansion of its research and development center. This project covers an area of 2,000 square meters and will encompass additional space required for the research and development laboratories. The Company also started a technology innovation and expansion project over its original industrial waste water processing facility located in the factory of Jingyang County in Shaanxi Province.  This 600 square meter industrial waste water processing facility will increase the capacity of waste water processing and recycling from the current 100 cubes per day to 300 cubes per day.   In addition, Xi’an Tianren began construction on an industrial waste water processing facility in the factory of Zhouzhi County in Shaanxi Province.  Xi’an Tianren previously leased a waste water processing facility with an annual fee of approximately $11,600.  This 1,118 square meter industrial waste water processing facility remains on schedule and once completed will process 1,200 cubes of waste water per day, which will meet the increasing production demand of Xi’an Tianren and will improve the use of recycled waste water.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended June 30, 2008.  These highlights are not intended to be a full discussion of our operating results for this quarter.  These highlights should be read in conjunction with the following discussion and with our unaudited consolidated financial statements and notes thereto accompanying this Quarterly Report.

Results of Operations and Business Outlook

Our consolidated financial information for the three and six months ended June 30, 2008 should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Form S-1.

Revenues

The following table presents our consolidated net revenues for our main products for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Net revenue
Concentrated apple juice and apple aroma	$1,895,798	$-	N/A	$4,286,059	$-	N/A
Concentrated pear juice	2,153,430	1,884,803	14.3%	6,117,688	4,579,297	33.6%
Concentrated kiwifruit juice and kiwifruit puree	907,245	-	N/A	2,397,152	1,294,622	85.2%
Kiwifruit seeds	547,890	-	N/A	547,890	-	N/A
Fresh kiwifruit	-	-	-	-	426,132	N/A
Fruit beverage	1,741,604	1,600,923	8.8%	2,747,762	2,422,861	13.4%
Consolidated	$7,245,967	$3,485,726	107.9%	$16,096,551	$8,722,912	84.5%

Net sales for the three months ended June 30, 2008 were $7,245,967, an increase of $3,760,241, or 107.9%, when compared to the same sales period of the prior year. This increase was primarily due to Shaanxi Tianren’s consolidation of Huludao’s operating results since June 1, 2007. In June 2007, Shaanxi Tianren entered into a lease agreement with Hede, pursuant to which Shaanxi Tianren, for a term of one year and for a monthly lease payment of RMB 300,000 (approximately $42,326), leased all the assets and operating facilities of Huludao, which is wholly owned by Hede. This lease arrangement resulted in the combination of Huludao’s operating results with those of Shaanxi Tianren. Huludao specializes in the production of clear apple juice. It is located in Liaoning Province in China, which is famous for the excellent quality of its apples. In the second quarter of 2008, it generated revenue of $1,895,798 from the sale of concentrated apple juice and apple aroma. On June 10, 2008, we completed the acquisition of Huludao for a total purchase price of RMB 48,250,000, or approximately U.S. $6,807,472.

Squeezing season for kiwifruit is from September of each year to January of the next year. Generally, we do not produce or sell concentrated kiwifruit juice or kiwifruit puree during the non-squeeze season. However, during the second quarter of 2008, Xi’an Tianren continued to sell concentrated kiwifruit juice and puree and kiwifruit seeds which is a byproduct of kiwifruit juice puree. As a result, we saw an increase in net sales of kiwifruit related products in the second quarter of fiscal 2008. The net sales in concentrated pear juice and fruit beverage also increased by 14.3% and 8.8%, respectively, as compared to the same quarter of last year.

Net sales for the six months ended June, 2008 were $16,096,551, an increase of $7,373,639, or 84.5%, when compared to the same sales period of the prior year primarily due to Shaanxi Tianren’s consolidation of Huludao’s operating results beginning June 1, 2007.  In the six months ended June 30, 2008, it generated revenue of $4,286,059 from the sale of apple related products. Sales from pear related products soared in the six months ended June 30, 2008 as a result of increased consumer demand in both China and internationally. Sales from kiwifruit related products increased by $1,224,288 as a result of continued sales of concentrated kiwifruit juice and puree and kiwifruit seeds in the first two quarters of fiscal year 2008. There was no revenue generated from the sale of concentrated kiwifruit juice and puree and kiwifruit seeds in the second quarter of fiscal year 2007.

Overall Gross Margin

The following table presents consolidated gross margin by our main products as a percentage of related revenues for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
Gross profit margin	2008	2007		2008	2007
Concentrated apple juice and apple aroma	$785,867	$-		$905,891	$-
Concentrated pear juice	738,965	718,668		1,676,437	1,739,643
Concentrated kiwifruit juice and kiwifruit puree	265,559	-		669,597	711,435
Kiwifruit seeds	547,890	-		547,890	-
Fresh fruits	-	-		-	311,898
Fruit beverage	578,316	485,794		976,400	689,251
Consolidated	$2,916,597	$1,204,462		$4,776,215	$3,452,227

			%			%
			Change			Change
Gross profit margin in %
Concentrated apple juice and apple aroma	41.5%	-	-	21.1%	-	-
Concentrated pear juice	34.3%	38.1%	(10.0%)	27.4%	38.0%	(27.9%)
Concentrated kiwifruit juice and kiwifruit puree	29.3%	-	-	27.9%	55.0%	(49.27%)
Kiwifruit seeds	100.0%	-	-	100.0%	-	-
Fresh fruits	-	-	-	-	73.2%	-
Fruit beverage	33.2%	30.3%	9.4%	35.5%	28.4%	24.9%
Consolidated	40.3%	34.6%	16.5%	29.7%	39.6%	(25.0%)

Overall gross margin as a percentage of revenue increased by 16.5% for the three months ended June 30, 2008, from 34.6% to 40.3%, compared to the same period of fiscal 2007. In terms of dollar amount, gross margin in the three months ended June 30, 2008 was $2,916,597, an increase of $1,712,135, or 142.1%, compared to $1,204,462 in the same period of fiscal 2007, primarily due to a huge increase in sales.

The increase in gross margin as a percentage of revenue in the second quarter of fiscal 2008 was primarily due to an increase in the production of kiwifruit related products, which have a higher gross margin compared with our other products. In the second quarter of fiscal 2007 we did not produce or sell concentrated kiwifruit juice or kiwifruit puree during the non-squeeze season. However, in the same period of 2008, Xi’an Tianren continued to sell concentrated kiwifruit juice and puree and kiwifruit seeds. The cost incurred in the production of kiwifruit seeds was absorbed completely by the production of kiwifruit puree. We separate and remove the kiwifruit seeds when we produce kiwifruit puree through our advanced technology, so kiwifruit seeds are the byproduct of kiwifruit puree during production. As a result, the gross margin of kiwifruit related products is higher than our other products. In addition, we saw a recovery in the price of apple and pear juice in the second quarter of 2008 when compared with the first quarter of the same year.

Overall gross margin as a percentage of revenue decreased by 25.0% for the six months ended June 30, 2008, from 39.6% to 29.7%, compared to the same period of fiscal 2007. Gross margin in the six months ended June 30, 2008 was $4,776,215, an increase of $1,323,988, or 38.4%, compared to $3,452,227 for the same period of fiscal 2007.

The decrease in gross profit margin as a percentage of revenue for the six months ended June 30, 2008 was primarily due to a decrease in gross margin in the sales of concentrated apple and pear juice. In the first two quarters, particularly the first quarter of 2008, the average selling price of apple and pear juice decreased compared with the same period of fiscal 2007, which resulted in a lower gross margin for our products in fiscal 2008.

The gross profit margin of our fruit beverages increased by 9.4% and 24.9% for the three and six months ended June 30, 2008, respectively, as compared to the same periods of fiscal 2007. This increase was primarily due to the change in our product mix. We sold more concentrated fruit beverages in the first two quarters of 2008, which have a higher margin, as the result of a change in market demand in the Chinese market.

Operating Expense

	Three Months Ended June 30,			Six Months Ended June30,
(Unaudited)	2008	2007	% Change	2008	2007	% Change
General and administrative	$455,278	$143,211	217.9%	$1,029,469	$252,416	$307.8%
Selling expenses	255,300	71,568	256.7%	496,645	239,211	107.6%
Consolidated	$710,578	$214,779	230.8%	$1,526,114	$491,627	$210.4%

As a percentage of revenue
General and administrative	6.3%	4.1%	53.7%	6.4%	2.9%	121.0%
Selling expenses	3.5%	2.1%	66.7%	3.1%	2.7%	14.8%
Consolidated	9.8%	6.2%	59.2%	9.5%	5.6%	68.2%

The following table presents consolidated operating expenses as a percentage of net revenues for the three and six months ended June 30, 2008 and 2007, respectively:

Our operating expenses consist of general and administrative and selling expenses. Operating expenses increased by 230.8% to $710,578 and by 210.4% to 1,526,114 for the three and six months ended June 30, 2008, respectively, from $214,779 and $491,627 for the corresponding periods in fiscal 2007, respectively. The increase in operating expenses was substantially attributable to the consolidation of Huludao’s operating results with those of Shaanxi Tianren since June 1, 2007 and forward.

General and administrative expenses increased by $312,067, or 217.9%, to $455,278 and by $777,053, or 307.8%, to $1,029,469 for the three and six months ended June 30, 2008, respectively, from $143,211 and $252,416 for the same periods of fiscal 2007, respectively.  Huludao had a large amount of general and administrative expenses which contributed to the substantial increase of Shaanxi Tianren’s operating expenses as a result of the operating combination. The depreciation and amortization expense of Shaanxi Tianren, which was a non-cash expense, also increased by approximately $366,869 in the six months ended June 30, 2008 as compared to the same period of last year due to an increase in fixed assets. The other contributing factor was a hike in payroll and related expenses in Shaanxi Tianren to handle the rise in sales volume. Additionally, the legal and audit expenses increased by approximately $124,905 and $188,416 in the three and six months ended June 30, 2008, respectively, as compared to the same periods of the prior year, which was primarily associated with the early stage set up of becoming a public company.

The selling expense increased by $183,732, or 256.7%, to $255,300 and by $257,434, or 107.6%, to $496,645 for the three and six months ended June 30, 2008, respectively, from $71,568 and $239,211 for the same period of fiscal year 2007, respectively. This was mainly due to an increase in freight and transportation expenses as a result of the increase in sales.

Income from Operations

In the second quarter of fiscal 2008, income from operations increased by $1,216,336, or 122.9%, to $2,206,019 from $989,683 for the second quarter of fiscal 2007. As a percentage of net sales, income from operations was approximately 30.4% for the second quarter of fiscal 2008, an increase of 7.2% as compared to 28.4% for the same quarter of fiscal 2007. The increase in income from operations in the second quarter of fiscal 2008 was primarily due to an increase in sales in the second quarter of fiscal 2008, which was offset by an increase in operating expenses.

In the six months ended June 30, 2008, income from operations increased by $289,501, or 9.8%, to $3,250,101 from $2,960,600 for the corresponding period in 2007. As a percentage of net sales, income from operations was approximately 20.2% for the six months ended June 30, 2008, a decrease of 40.5% as compared to 33.9% for the corresponding period in fiscal 2007. The decrease in the percentage of net sales was due to a decrease in gross margin and an increase in operating expenses, as previously discussed.

Interest Expense

Interest expense was $386,075 and $445,103 for the three and six months ended June 30, 2008, respectively, an increase of $386,075 and $445,103, respectively, as compared with the same periods of fiscal 2007, primarily due to an increase in term loan facilities in fiscal year 2008 to support expansion plans and potential business opportunities.

Other Income

Other income increased by $142,923 to $142,102 for the three months ended June 30, 2008, from other expenses of $821 in the same quarter of the prior year, primarily due to an increase in bad debt recovery of $58,948 and rental income of $39,998, which consisted mainly of freeze storage in Shaanxi Tianren rented to outside vendors.

Other income increased by $374,557 to $332,280 for the six months ended June 30, 2008 from other expenses of $42,277 for the same period of the prior year, primarily due to an increase in bad debt recovery of $298,334 and rental income of $39,998, as previously discussed.

Income Tax

Our provision for income taxes was $180,678 and $311,198 for the three and six months ended June 30, 2008, respectively, compared to $83,505 and $456,983 for the corresponding periods in 2007, respectively. The increase in tax provision for the second quarter of fiscal 2008 was primarily due to an increase in income generated from Xi’an Tianren.

Shaanxi Tianren was awarded the status of a nationally recognized High and New Technology Enterprise in December 2006, which entitled Shaanxi Tianren to tax-free treatment for two years starting from 2007 and thereafter reduced income taxes at 50% of its regular income tax rate then effective from 2009 to 2010. In December 2007, Xi’an was awarded the same status and the tax rate was reduced from 33% to 25%, effective from January 2008. As a result, the income tax provision decreased by $145,785, or 31.9%, in the six months ended June 30, 2008, compared to the same period of fiscal 2007.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on July 1, 2007 and had no material adjustment to its liabilities to unrecognized income tax benefits since its adoption.

Minority Interest

As of June 30, 2008, Shaanxi Tianren held a 91.15% interest in Xi’an Tianren, and Pacific held a 99% percent interest in Shaanxi Tianren. Minority interest in net income of subsidiaries was $134,948 and $182,783 for the three and six months ended June 30, 2008, respectively, an increase of $123,559 and $93,059, respectively, compared to a minority interest in the net income of $11,389 and $89,724 for the corresponding period of fiscal 2007, respectively.  The increase in the minority interest was mainly attributable to the increase in the net income generated from Shaanxi Tianren, which was primarily due to an increase in sales, as previously discussed.

Net Income

Net income was $1,663,221 and $2,715,040 for the three and six months ended June 30, 2008, respectively, an increase of $764,337, or 85.0%, and $335,925, or 14.1%, compared to the corresponding periods of 2007, respectively. Such an increase was primarily due to an increase in sales, as previously discussed.

Financial Condition

During the six months ended June 30, 2008, total assets increased $413,380 or 0.9%, from $46,610,128 at December 31, 2007 to $47,023,508 at June 30, 2008.  The majority of the increase was in cash, prepaid expenses, property plant and equipment, construction in progress and other assets, but offset by a decrease in accounts receivable, inventory, and related party receivables.

For the six months ended June 30, 2008, cash and cash equivalents increased $5,047,084, or 123.3%, to $9,141,322, as compared to $4,094,238 for the fiscal year ended December 31, 2007.  The increase in cash was mainly due to net gross proceeds of $3,115,072 received from certain accredited investors in a private placement transaction on February 26, 2008 and an increase of $7,373,639 in net revenue in the six months ended June 30, 2008.

At June 30, 2008, the accounts receivable balance decreased by $4,332,242 from the balance at December 31, 2007 due primarily to an improvement in accounts receivable collections in the second quarter of fiscal 2008.  The accounts receivable turnover was 79 days for the six months ended June 30, 2008, compared with 88 days for the fiscal year 2007. The decrease in the accounts receivable turnover was due primarily to improvement in collections in Shaanxi Tianren.

Our inventory as of June 30, 2008 was $1,801,539, reflecting a decrease of $2,658,610 or 59.6%, compared to the balance at December 31, 2007. Inventory consists of raw materials, merchandise on hand, low-value consumables and packaging materials and finished products. The decrease in inventory was mainly from the increase in sales in kiwifruit related products in the second quarter of fiscal 2008 which was mainly produced in fiscal 2007 and January of fiscal 2008. As the second quarter is our non-squeezing season for kiwifruit related products, there was no production in Xi’an Tianren.

Prepaid expenses and other current assets at June 30, 2008 were $1,473,440, an increase of $1,371,812 from those balances at December 31, 2007. The increase in prepaid expenses was primarily due to an increase of $971,728 in prepaid raw material of fresh fruits. Our squeezing season begins each July through February or March of the next year. To ensure that we have enough fresh fruits for our production needs, we usually pay 30% to 50% of the estimated purchase amount to suppliers before the start of squeezing season.

Property, plant and equipment increased by $451,806 from $17,564,147 at December 31, 2007 to $18,015,953 at June 30, 2008. Construction in progress was $2,599,466 at June 30, 2008. Total capital expenditures were approximately $2,702,172 in the six months ended June 30, 2008.  During fiscal 2008, Shaanxi Tianren commenced construction on the expansion of its research and development center. This project covers an area of 2,000 square meters and will encompass additional space required for the research and development laboratories. The expansion is currently in progress on the existing site of the factory in Jingyang County, Shaanxi Province. Related to this project, we have capitalized, as construction in progress, $1,166,334 during the six months ended June 30, 2008. This research and development center is expected to be complete by the end of fiscal 2009. The Company also started a technology innovation and expansion project over its original industrial waste water processing facility located in the factory of Jingyang County in Shaanxi Province.  This 600 square meter industrial waste water processing facility will increase the capacity of waste water processing and recycling from the current 100 cubes per day to 300 cubes per day.  We capitalized $801,854 as construction in progress during the six months ended June 30, 2008. This project is expected to be operational by the middle of fiscal 2009. In addition, Xi’an Tianren began construction on an industrial waste water processing facility in the factory of Zhouzhi County in Shaanxi Province.  Xi’an Tianren previously leased a waste water processing facility with an annual fee of approximately $11,600.  This 1,118 square meter industrial waste water processing facility remains on schedule and once completed will process 1,200 cubes of waste water per day, which will meet the increasing production demand of Xi’an Tianren and will improve the use of recycled waste water.  We have capitalized $631,278 as construction in progress during the six months ended June 30, 2008. This project is expected to be operational by the middle of fiscal 2009.

Depreciation and amortization were $931,617 for the six months ended June 30, 2008, compared with $450,965 for the same period of fiscal 2007.  The increase in depreciation expenses was due mainly to an increase in property, plant and equipment acquired after June 30, 2007.

The related party receivables of $4,970,427 as of December 31, 2007 were fully collected as of June 30, 2008. The related party receivables as of December 31, 2007 consisted primarily of two interest-free loans in the aggregate amount of approximately $3,936,376 that we advanced to Hede in June and July 2007 for Hede to acquire Huludao. On June 10, 2008, Shaanxi Tianren completed the acquisition of Huludao for a total purchase price of RMB 48,250,000, or approximately U.S. $6,807,472. The outstanding amount of the loan at the time of the acquisition was deducted from the purchase price.

Other assets were $2,657,930 at June 30, 2008, an increase of $2,586,112 from that balance at December 31, 2007. The increase in other assets was due primarily due to a down payment of $2,116,313 for the acquisition of Yingkou Trusty Fruits Co., Ltd. (“Yingkou”).  On June 1, 2008, Shaanxi Tianren entered into a memorandum agreement with Xi’an Dehao Investment Consultation Co. Ltd. (“Dehao”).  Under the term of the agreement, Dehao agreed to transfer 100% of the ownership interest of Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) to Shaanxi Tianren. Shaanxi Tianren is required to make a down payment of RMB 15,000,000, or approximately $2,116,313, to Dehao as a deposit for the purchase. The acquisition is targeted to be completed at the end of August after the third party market value evaluation. In addition, we made a down payment of $364,479 to a construction company for the remolding service that they will provide for our newly leased office in Shaanxi Tianren.

In the first quarter of 2008, the Company entered a new loan agreement with a local bank in China to support expansion plans and potential business opportunities. The term loan facility was RMB 15,000,000, or approximately $2,186,876, with a fixed interest rate of 0.79%. The loan has a term of two years from the date of draw down. The principal of RMB 10,000,000 ($1,457,917) is due on July 10, 2009, and the balance of RMB 5,000,000 ($728,959) is due on September 20, 2009.

Liquidity and Capital Resources

Net cash provided by operating activities increased by $6,114,240 to $8,427,406 for the six months ended June 30, 2008 from $2,313,166 in the same period of fiscal 2007.  The increase in net cash provided by operating activities was primarily due to (i) an increase of $335,925 in net income from $2,379,115 to $2,715,040 during the six months ended June 30, 2008 as compared to the same period of the prior year, (ii) an increase of $573,711 of adjusting non-cash items, and (iii) an increase of $8,078,081 in cash inflow from change in accounts receivables, inventory and tax payables. Offsetting the increase in cash provided by operating activities was primarily a cash outflow from change in prepaid expenses and accounts payable.

Net cash used in investing activities increased by $6,534,418 to $6,867,975 for the six months ended June 30, 2008 from $333,557 for the same period of fiscal 2007.  The increase in cash used in investing activities was mainly due to $2,116,313 in deposits paid to Dehao for the acquisition of Yingkou, an increase of $6,799,284 in loans advanced to related parties, an increase of $364,479 prepayment for the lease improvement and an increase of $2,665,902 in the capital expenditures in cash as previously discussed. Offsetting this increase in cash used in investing activities was an increase of $5,411,560 in the repayment of loans from related parties.

Net cash provided by financing activities in the first two quarters of fiscal 2008 was $3,112,501, representing an increase of $4,581,775 compared to the net cash used in financing activities of $1,469,274 during the same period of fiscal 2007.  The increase was mainly due to stock sales proceedings of $3,115,072 received from certain accredited investors in a private placement transaction on February 26, 2008.

We believe that we currently have sufficient cash on hand, combined with anticipated cash receipts, to fund our business for at least the next 12 months.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008, the end of the period covered by this Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company, required to be disclosed in this report.

During the quarter ended June 30, 2008, Pacific erroneously paid monies to its former shareholders as the result of a dividend declaration in February 2008.  The monies were then returned to the Company.  Because the recipients of the money were no longer shareholders of Pacific, the transaction has been treated for accounting purposes as an interest free loan.   The Sarbanes-Oxley Act 2002 makes it unlawful for any public company, directly or indirectly, to extend credit, maintain credit or arrange for the extension of credit in the form of a personal loan to or for the benefit of any director or executive officer. Therefore, the failure of the Company to prevent the loan may be considered a material weakness in its internal controls. The Company and its Audit Committee are taking steps to remedy this material weakness. Other than with respect to the identification of this material weakness, there was no change in our internal control over financial reporting during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  There is no assurance that our disclosure controls or our internal controls over financial reporting can prevent all errors.  An internal control system, no matter how well designed and operated, has inherent limitations, including the possibility of human error.  Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected.  We monitor our disclosure controls and internal controls and make modifications as necessary.  Our intent in this regard is that our disclosure controls and our internal controls will improve as systems change and conditions warrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYPEOPLE FRUIT JUICE, INC.
By:           /s/ Spring Liu
       SPRING LIU
       Chief Financial Officer
       (Principal Financial Officer)
       Dated: August 14, 2008