Form 10-Q
period 2008-09-30
SkyPeople Fruit Juice, Inc
filed 2008-11-14
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number 000-32249

SKYPEOPLE FRUIT JUICE, INC.
 (Exact name of registrant as specified in its charter)

Florida	98-0222013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16F, National Development Bank Tower No. 2, Gaoxin 1st Road Hi-Tech Industrial Zone, Xi’an,
Shaanxi Province, PRC	710075
(Address of principle executive offices)	(Zip Code)

           Registrant's Telephone Number, Including Area Code:  011-86-29-88386415

                                            N/A
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: the number of shares of Common Stock of the Company outstanding as of November 13, 2008 was 22,271,684.

SKYPEOPLE FRUIT JUICE, INC.

	TABLE OF CONTENTS Forward Looking Statements	Page
Part I.	Financial Information	2
Item 1.	Financial Statements	2
	(a) Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2008 (Unaudited) and September 30, 2007 (Unaudited)	3
	(c) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 (Unaudited) and September 30, 2007 (Unaudited)	4
	(d) Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

Exhibits		36
Signatures		37
Certifications

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, UNAUDITED

	September 30,
	2008	December 31,
ASSETS	(Unaudited)	2007

CURRENT ASSETS
Cash and equivalents	$12,796,559	$4,094,238
Accounts receivable	3,625,601	9,153,687
Other receivables	45,075	55,737
Inventories	1,860,384	4,460,149
Prepaid expenses and other current assets	1,267,956	101,628
Total current assets	19,595,575	17,865,439

RELATED PARTY RECEIVABLES	-	4,970,427
PROPERTY, PLANT AND EQUIPMENT, Net	20,487,126	17,564,147
LAND USAGE RIGHTS (Note 10)	6,490,906	6,138,297
OTHER ASSETS	2,749,985	71,818
TOTAL ASSETS	$49,323,592	$46,610,128

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,525,893	$2,997,740
Accrued expenses	716,656	557,577
Accrued liquidated damages	208,658	-
Related party payables	-	143,366
Income taxes payable	217,426	114,909
Advances from customers	779,961	708,291
Short-term notes payable	9,573,042	6,406,922
Total current liabilities	13,021,636	10, 928,805

NOTE PAYABLE, net of current portion	-	2,053,501
	-
TOTAL LIABILITIES	$13,021,636	$12,982,306

MINORITY INTEREST	1,019,710	1,073,364
MINORITY INTEREST-Variable interest entity (Note 7)	-	6,308,591

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 10,000,000 shares authorized 3,448,480 Series B Preferred Stock issued and outstanding	3,448	-
Common Stock, $0.01 par value; 100,000,000 shares authorized 22,271,684 and 22,006,173 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	222,717	220,062
Additional paid-in capital	13,791,724	10,682,755
Accumulated retained earnings	16,358,755	12,458,632
Accumulated other comprehensive income	4,905,602	2,884,418
Total stockholders' equity	35,282,768	26,245,867
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,323,592	$46,610,128

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME, UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$6,345,778	$3,770,890	$22,442,329	$12,493,802
Cost of Sales	3,315,431	2,459,919	14,635,767	7,730,604
Gross Profit	3,030,347	1,310,971	7,806,562	4,763,198

Operating Expenses
General and administrative	702,385	414,929	1,409,895	632,399
Selling expenses	311,931	62,120	808,576	301,331
Research and development	175,431	14,094	199,056	49,040
Accrued liquidated damages	208,658	-	208,658	-
Total operating expenses	1,398,405	491,143	2,626,185	982,770

Income from Operations	1,631,942	819,828	5,180,377	3,780,428

Other Income (Expense)
Interest expense	(179,699)	(19,761)	(624,802)	(19,761)
Interest income	18,377	4,356	41,342	11,855
Subsidy income	3,428	-	52,206	-
Other income (expense)	(1,119)	(677)	32,827	(42,954)
Total other income (expense)	(159,013)	(16,082)	(498,427)	(50,680)

Income Before Income Taxes	1,472,929	803,746	4,681,950	3,729,568

Income Tax Provision	214,387	127,406	525,585	584,389

Income Before Minority Interest	1,258,542	676,340	4,156,365	3,145,179

Minority interest	73,459	47,123	256,242	136,847

Net Income	$1,185,083	$629,217	$3,900,123	$3,008,332

Earnings Per Share:
Basic earnings per share	$0.04	$0.03	$0.15	$0.14
Diluted earnings per share	$0.04	$0.03	$0.14	$0.14

Weighted Average Shares Outstanding:
Basic	22,271,684	22,006,173	22,216,450	22,006,173
Diluted	27,720,164	22,006,173	22,217,043	22,006,173

Comprehensive Income:
Net income	$1,185,083	$629,217	$3,900,123	$3,008,332
Foreign currency translation adjustment	418,071	306,810	2,021,184	709,104

Comprehensive Income	$1,603,154	$936,027	$5,921,307	$3,717,436

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED

	September 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$3,900,123	$3,008,332
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	1,409,907	827,945
Loss on sale of property, plant and equipment	1,274	-
Minority interest	256,242	136,847
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivable	6,030,436	1,968,356
Other receivables	13,759	(15,854)
Prepaid expenses and other current assets	(1,224,295)	(257,043)
Inventories	2,847,423	(2,460,482)
Accounts payable	(1,662,730)	44,602
Accrued expenses and other current liabilities	114,013	46,629
Accrued liquidated damages	208,658	-
Advances from customers	17,425	3,076,827
Taxes payable	90,920	(1,956,009)
Net cash provided by operating activities	12,003,155	4,420,150

Cash Flow from Investing Activities
Prepayment for lease improvement	(356,860)	-
Deposits to purchase target company	(2,141,158)	-
Loan repayment from related parties	5,475,092	-
Loan advanced to related parties	(7,179,883)	(3,322,667)
Additions to property, plant and equipment	(2,826,179)	(110,602)
Proceeds from sale of property, plant and equipment	4,996	-
Net cash used in investing activities	(7,023,992)	(3,433,269)

Cash Flow from Financing Activities
Proceeds from stock issuance	3,115,072	-
Proceeds from bank loans	14,988,105	1,305,074
Repayment of bank loans	(14,531,324)	-
Dividend paid to minority interest	(309,896)	-
Repayments of related party loan	(149,486)	(1,923,969)
Net cash provided by (used in) financing activities	3,112,471	(618,895)

Effect of Changes in Exchange Rate	610,687	92,115

NET INCREASE IN CASH	8,702,321	460,101
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,094,238	2,135,173
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,796,559	$2,595,274
Supplementary Information of Cash Flows
Cash paid for interest	$649,327	$23,611
Cash paid for taxes	$1,049,534	$1,855,950
Purchase of Huludao, offset by related party receivables	$6,887,391	$-

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	CORPORATE INFORMATION

SkyPeople Fruit Juice, Inc.

SkyPeople Fruit Juice, Inc. (“SkyPeople” or the “Company”), formerly Entech Environment Technology, Inc. (“Entech”), was formed in June 1998 under the laws of the State of Florida. From July 2007 until February 26, 2008, our operations consisted solely of identifying and completing a business combination with an operating company and compliance with our reporting obligations under federal securities laws.

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

On May 23, 2008, we amended the Company’s Articles of Incorporation and changed its name to SkyPeople Fruit Juice, Inc. to better reflect our business. The 1-for-328.72898 reverse stock split of the outstanding shares of Common Stock and a mandatory 1-for-22.006 conversion of Series A Preferred Stock, which had been approved by written consent of the holders of a majority of the outstanding voting stock, also became effective on May 23, 2008.

Shaanxi Tianren Organic Food Co., Ltd.

Shaanxi Tianren was formed on August 8, 2001 under PRC law. Currently, Shaanxi Tianren is engaged in the business of research and development, production and sales of special concentrated fruit juices, fast-frozen and freeze-dried fruits and vegetables and fruit juice drinks.

On May 27, 2006, Shaanxi Tianren purchased 91.15% of Xi’an Tianren’s ownership interest for a purchase price in the amount of RMB 36,460,000, or approximately U.S. $4,573,221 based on the exchange rate at the date of acquisition. The acquisition was accounted for using the purchase method, and the financial statements of Shaanxi Tianren and Xi’an Tianren have been consolidated on the purchase date and forward.

On June 10, 2008, Shaanxi Tianren completed the acquisition of Huludao Wonder Fruit Co., Ltd. (“Huludao Wonder”) for a total purchase price of RMB 48,250,000, or approximately U.S. $6,308,591 based on the exchange rate on June 1, 2007. The payment was made through the offset of related party receivables from Shaanxi Hede Investment Management Co., Ltd. (“Hede”). Before the acquisition, Huludao Wonder had been a variable interest entity of Shaanxi Tianren for accounting purposes according to FASB Interpretation No. 46: Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”), since June 1, 2007, and the financial statements of Shaanxi Tianren and Huludao Wonder have been consolidated as of June 1, 2007 and forward.

              The Company’s current structure is set forth in the diagram below:

*Xi’an Qinmei Food Co., Ltd., an entity which is not affiliated with the Company, owns the other 8.85% of the equity interest in Shaanxi Tianren.

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

Certain prior year balances on the Balance Sheet have been reclassified to conform to the current presentation. The reclassification had no impact on net income for the three and nine months ended September 30, 2008 and 2007.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of SkyPeople, Pacific, Shaanxi Tianren, Xi’an Tianren and the newly acquired Huludao Wonder. All material inter-company accounts and transactions have been eliminated in consolidation.

The pooling method (entity under common control) is applied to the consolidation of Pacific with Shaanxi Tianren and Shaanxi Tianren with Huludao Wonder. The reverse merger accounting is applied to the consolidation of SkyPeople with Pacific.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.
As of September 30, 2008, the cash balance in the financial institutions in the United States is $10,891. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At September 30, 2008, the Company had no deposits which were in excess of the FDIC insurance limit.

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

	Three Months Ended		Nine Months Ended
	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,
	2008	2007	2008	2007
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)	$1,185,083	$629,217	$3,900,123	$3,008,332
Net income allocated to Preferred Stock	(232,987)	-	(634,550)	-
Net income to common stockholders (Basic)	$952,096	$629,217	$3,265,573	$3,008,332

DENOMINATOR FOR BASIC AND DILUTED EPS
Common Stock outstanding	22,271,684	22,006,173	22,216,450	22,006,173

DENOMINATOR FOR BASIC EPS	22,271,684	22,006,173	22,216,450	22,006,173
Add: Weighted average preferred as if converted	5,448,480	-	4,317,282	-
Add: Weighted average stock warrants outstanding	-	-	683,311	-

DENOMINATOR FOR DILUTED EPS	27,720,164	22,006,173	27,217,013	22,006,173

EPS – Basic	$0.04	$0.03	$0.15	$0.14
EPS – Diluted	$0.04	$0.03	$0.14	$0.14

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues. The shipping and handling expenses of $676,492 and $260,337 for the nine months ended September 30, 2008 and 2007, respectively, are reported in the Consolidated Statement of Income as a component of selling expenses.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents foreign currency translation adjustments.

Accounts Receivable

During the normal course of business, we extend unsecured credit to our customers. Accounts receivable and other receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. Allowance is made when collection of the full amount is no longer probable. Management reviews and adjusts this allowance periodically based on historical experience, the current economic climate, as well as its evaluation of the collectability of outstanding accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance. Based on the information available to management, the Company believes that its allowance for doubtful accounts was adequate as of September 30, 2008.

Prepaid Expense and Other Current Assets

The prepaid expenses and other current assets include advances to suppliers.  Advances to suppliers as of September 30, 2008 were $821,424. We did not have any advances to suppliers as of December 31, 2007.

Inventories

Inventories consist primarily of raw materials and packaging (which include ingredients and supplies) and finished goods (which include finished juice in our bottling and canning operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the average cost or first-in, first-out methods.

Intangible Assets

The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has no indefinite lived intangible assets.

Revenue Recognition

We recognize revenue upon meeting the recognition requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenue from sales of the Company’s products is recognized upon shipment or delivery to its distributors or end users, depending upon the terms of the sales order, provided that persuasive evidence of a sales arrangement exists, title and risk of loss have transferred to the customer, the sales amount is fixed and determinable and collection of the revenue is reasonably assured. More than 70% of our products are exported either through distributors with good credit or to end-users directly. Of this amount, 80% of the revenue is exported through distributors. Our general sales agreement requires the distributors to pay us after we deliver the products to them, which is not contingent on resale to end customers. Our credit terms for distributors with good credit history is from 30 days to 90 days. For new customers, we usually require 100% advance payment for direct export sales. Advances from customers are recorded as unearned revenue, which is a current liability. Our payment terms with distributors are not determined by the distributor’s resale to the end customer. According to our past collection history, the bad debt rate of our accounts receivables is less than 0.5%. The problem of quality hardly occurred during production, storage and transportation due to our maintenance of strict standards during the entire process. Our customers have no contractual right of the return of products. Historically, we have not had any returned products. Accordingly, no provision has been made for returnable goods. We are not required to rebate or credit a portion of the original fee if we subsequently reduce the price of our product and the distributor still has right with respect to that product.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred. The Company incurred $164 and $287 in advertising and promotional costs for the nine months ended September 30, 2008 and 2007, respectively.

Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The significant areas requiring the use of management estimates include the provisions for doubtful accounts receivable, useful life of fixed assets, accrual of liquidated damages and valuation of deferred taxes. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

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

Buildings	20-30 years
Machinery and equipment	10 years
Furniture and office equipment	5 years
Motor vehicles	5 years

	September 30,	December 31,
	2008	2007
Machinery and equipment	$14,583,542	$13,672,861
Furniture and office equipment	228,001	200,266
Motor vehicles	195,195	193,899
Buildings	7,322,908	6,489,513
Construction in progress	2,711,753	-
Subtotal	25,041,399	20,556,539
Less: accumulated depreciation	(4,554,273)	(2,992,392)
Net property and equipment	$20,487,126	$17,564,147

Depreciation expense included in general and administration expenses for the nine months ended September 30, 2008 and 2007 was $302,175 and $45,478, respectively. Depreciation expense included in cost of sales for the nine months ended September 30, 2008 and 2007 was $998,504 and $739,212, respectively.

As of September 30, 2008, we capitalized interest expense of $63,701 in construction in progress in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost.

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

Taxes

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, these deferred taxes are measured by applying currently enacted tax laws.

The Company has implemented SFAS No. 109, Accounting for Income Taxes, which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Restrictions on Transfer of Assets out of the PRC

Dividend payments by Shaanxi Tianren and its subsidiaries are limited by certain statutory regulations in the PRC. No dividends may be paid by Shaanxi Tianren without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax.

Minority Interest in Subsidiaries

Minority interest represents the minority stockholders’ proportionate share of 1% of the equity of Shaanxi Tianren and 8.85% of the equity of Xi’an Tianren.

Accounting Treatment of the February 26, 2008 Private Placement and Liquidated Damages

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

Our failure to meet the timetables provided for in the Registration Rights Agreement have resulted in the imposition of liquidated damages, which are payable in cash to the Investors (pro rata based on the percentage of Series B Preferred Stock owned by the Investors at the time such liquidated damages shall have incurred) equal to fourteen percent (14%) of the Purchase Price per annum payable monthly based on the number of days such failure exists, which amount of liquidated damages, together with all liquidated damages that the Company may incur pursuant to the Registration Rights Agreement, the Warrant and the Stock Purchase Agreement, shall not exceed an aggregate of eighteen percent (18%) of the amount of the Purchase Price.

We initially filed with the SEC the registration statement on March 26, 2008, which date was before the filing date deadline of March 30, 2008 in the Registration Rights Agreement, because in the opinion of the counsel to the Company, the Company’s audited financials for the fiscal year 2007 were required to be included in the initial registration statement based on the applicable SEC rules. Therefore, we were required to have the registration statement declared effective by the SEC by July 24, 2008 (within 120 days after the initial filing date). As of September 30, 2008, the Company had accrued $208,658 for the liquidated damages pursuant to that agreement. This amount has been included in liquidated damage expenses on the income statement in accordance with EITF 00-19-2. Since none of the estimates is better than the other, in accordance with FIN14, the Company has booked an expense and a liability equal to the minimum estimated loss, assuming the registration statement is effective December 31, 2008.

Research and Development

Shaanxi Tianren established a research and development institution with nearly 30 research and development personnel as of September 30, 2008. Shaanxi Tianren also from time to time retains external experts and research institutions. The research and development expenses were $199,056 and $49,040 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the implementation of this statement to have an impact on its results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), Business Combinations and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated results of operations or financial position.

In February 2008, the FASB issued Staff Position No. FAS 157-2, which provides for a one-year deferral of the effective date of SFAS No. 157, Fair Value Measurements, for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company is evaluating the impact of this standard as it relates to the Company’s financial position and results of operations.

In December 2007, the SEC published Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 by extending the usage of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. In particular, the SEC indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. The Company does not expect that the adoption of this SAB will have a material impact on its consolidated results of operations or financial position.

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

The following sets forth the material agreements that the Company entered into in connection with the Reverse Merger Transactions and the material terms of these agreements:

Share Exchange Agreement

On February 22, 2008, the Company and Terence Leong, the Company’s then Chief Executive Officer, entered into a Share Exchange Agreement with Pacific and all of the shareholders of Pacific (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the shareholders of Pacific agreed to exchange 100 ordinary shares of Pacific, representing a 100% ownership interest in Pacific, for 1,000,000 shares of a newly designated Series A Convertible Preferred Stock of the Company, par value $0.001 per share (the “Share Exchange” or the “Share Exchange Transaction”).

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

On May 23, 2008, we amended the Company’s Articles of Incorporation and changed its name to SkyPeople Fruit Juice, Inc. to better reflect our business. A 1-for-328.72898 reverse stock split of the outstanding shares of Common Stock and a mandatory 1-for-22.006 conversion of Series A Preferred Stock, which had been approved by written consent of the holders of a majority of the outstanding voting stock, also became effective on May 23, 2008.

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

Series B Convertible Preferred Stock

In connection with the Share Exchange Transaction, we designated 7,000,000 shares of Series B Convertible Preferred Stock out of our total authorized number of 10,000,000 shares of Preferred Stock, par value $0.001 per share. The Series B Convertible Preferred Stock is a participating security. No dividends are payable with respect to the Series B Preferred Stock and no dividends can be paid on our Common Stock while the Series B Preferred Stock is outstanding. Upon liquidation, the holders are entitled to receive $1.20 per share (out of available assets) before any distribution or payment can be made to the holders of any junior securities.

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

On June 10, 2008, the Company completed the acquisition of Huludao Wonder for a total purchase price of RMB 48,250,000, or approximately U.S. $6,308,591 based on the exchange rate of June 1, 2007.  The payment was made through the offset of related party receivables from Shaanxi Hede Investment Management Co., Ltd. (“Hede”). Before the acquisition, Huludao Wonder was classified as a variable entity of Shaanxi Tianren according to FASB Interpretation No. 46: Consolidation of Variable Interest Entities (“V.I.E.”), an interpretation of ARB 51 (“FIN 46”), since June 2, 2007. FIN 46R requires the primary beneficiary of the variable interest entity to consolidate its financial results with the variable interest entity. The Company had evaluated its relationship with Huludao and had concluded that Huludao Wonder was a variable interest entity for accounting purposes after June 2007 and prior to June 2008.

Yongke Xue, the Chairman of the Board and Chief Executive Officer of the Company, owns 80% of the equity interest of Hede, and Xiaoqin Yan, a director of Shaanxi Tianren, owns the remaining 20% of Hede. Hede leased to Shaanxi Tianren all of the assets and facilities of Huludao Wonder under a Lease Agreement dated June 2, 2007 between Hede and Shaanxi Tianren. The lease was for a term of one year from July 1, 2007 to June 30, 2008. The monthly rent under the lease was RMB 300,000 (approximately $44,183 based on the exchange rate on September 30, 2008). In 2007, Shaanxi Tianren loaned to Hede on an interest free basis an aggregate of RMB 27 million (approximately $3,976,494 based on the exchange rate on September 30, 2008) pursuant to a Loan Agreement entered into by the parties on June 5, 2007. The loan was made to enable Hede to purchase Huludao Wonder. The loan was due on August 1, 2008. On the date of the purchase, the outstanding loan was deducted from the purchase price according to the Loan Agreement.

The contractual agreement with Hede was in effect on June 1, 2007. As a result of the contractual arrangements, Shaanxi Tianren became the primary beneficiary of Huludao Wonder. Accordingly, Shaanxi Tianren adopted the provisions of FIN 46R and consolidated the financial results of Huludao Wonder from June 1, 2007.

The Company accounted for the purchase as a reorganization of entities under common control to consolidate Huludao Wonder with the assets and liabilities recorded at their carrying values on the books of Hede. The book value of the acquired net assets of Huludao Wonder was RMB 48,250,000 (approximately $6,308,591 based on the exchange rate on June 1, 2008).

The following table summarizes the fair value of Huludao Wonder’s assets and liabilities as of June 1, 2007 (based on the exchange rate on June 1, 2007):

ASSETS
Cash	$7,567
Accounts receivable, net	2,387,711
Other receivables	29,244
Inventory	57,948
Fixed assets	6,934,219
Intangible asset	3,262,566
Other assets	27,486
TOTAL ASSETS	$12,706,741

LIABILITIES
Accounts payable	$20,642
Other payables	101,603
Loans payable	6,275,905
TOTAL LIABILITIES	$6,398,150

NET ASSETS	$6,308,591

Pro Forma Financial Information

The unaudited pro forma financial information presented below summarizes the combined operating results of the Company and Huludao Wonder for the nine months ended September 30, 2007, as if the acquisition had occurred on January 1, 2007.

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

PRO FORMA STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	Historical Information of the Company (1)	Historical Information of the Acquired Entity (2)	Pro Forma Adjustments (3)	Pro Forma
	(Unaudited)	(Unaudited)		(Unaudited)
Net sales	$12,493,802	$1,763,361	$--	$14,257,163

Net income (loss)	$3,100,882	$(269,398)	$(34,202)	$2,797,282

Basic earnings per share	$0.14			$0.13
Diluted earnings per share	$0.14			$0.13

Basic weighted average common shares outstanding	22,006,173			22,006,173
Diluted weighted average common shares outstanding	22,006,173			22,006,173

               Note:  The currency exchange rate is based on the average exchange rate of the related period.

(1)	The historical operating results of the Company were based on the Company’s unaudited financial statements for the nine months ended September 30, 2007.
(2)	The nine months historical information of Huludao was derived from the books and the records of Huludao for the five months ended May 30, 2007.
(3)
Pro forma adjustment was based on the assumption that the fair value of the fixed assets and intangible assets    were amortized over the life of the assets, assuming the acquisition took place on January 1, 2007.

  8.           INVENTORIES

Inventories consisted of:
	September 30,	December 31,
	2008	2007
Raw materials and packaging	$536,766	$255,936
Finished goods	1,323,618	4,204,213
Inventories	$1,860,384	$4,460,149

9.           INCOME TAX

Prior to 2007, the Company was subject to a 33% income tax rate by the PRC. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48. Shaanxi Tianren was awarded the status of a nationally recognized High and New Technology Enterprise in December 2006, which entitled Shaanxi Tianren to tax-free treatment for two years starting from 2007 and thereafter reduced income taxes at 50% of its regular income tax rate then effective from 2009 to 2010. In December 2007, the tax rate of Xi’an Tianren was reduced from 33% to 25%, effective beginning January 2008.

As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of September 30, 2008.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48. The income tax expense was $525,585 and $584,389 for the nine months ended September 30, 2008 and September 30, 2007, respectively. The Company had recorded no deferred tax assets or liabilities as of September 30, 2008 and 2007, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Tax Expenses	2008	2007	2008	2007
Current	$214,387	$127,406	$525,585	$584,389
Deferred	-	-	-	-
Total	$214,387	$127,406	$525,585	$584,389

10.         LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Accordingly, the Company paid in advance for land use rights. Prepaid land use rights are being amortized and recorded as lease expenses using the straight-line method over the use terms of the lease, which was 20 to 50 years. The amortization expenses were $109,228 and $43,255 for the nine months ended September 30, 2008 and 2007, respectively.

11.        AMOUNTS DUE FROM (TO) RELATED PARTIES

As of September 30, 2008, the Company had no outstanding loans to related entities with common owners and directors. During the nine months ended September 30, 2008, Pacific erroneously paid RMB 34,848,000, or approximately $4,974,338 based on the average rate of the nine months ended September 30, 2008, to its former shareholders, the Company’s director Xiaoqing Yan and its CEO, Yongke Xue as the result of a dividend declaration by Pacific in February 2008 (See Note 14). Because the recipients of the money were no longer shareholders of Pacific, the transaction has been treated for accounting purposes as an interest free loan. As of September 30, 2008, the directors and other related parties had returned the monies they received (along with amounts loaned to related parties prior to January 1, 2008) in cash in the amount of $5,475,092.

During the nine months ended September 30, 2008, the related party loan and advances to Hede of RMB 48,929,272 were credited against the purchase price that the Company paid for Huludao on June 10, 2008. The Company also paid off approximately $149,486 of its loans payable to related parties in the nine months ended September 30, 2008. The indebtedness of the Company to related entities with common owners and directors as of December 31, 2007 totaled $4,970,427 as follows. The loans are unsecured and bear no interest. These loans have no fixed payment terms.

Name of Related Party to Whom Loans were Given	December 31, 2007	Relation
Mr. Andu Liu	$22,177	Former shareholder of Shaanxi Tianren
Mr. Ke Lu	7,734	Manager of Shaanxi Tianren
Shaanxi Hede Investment Management Co., Ltd.	4,490,173	Former shareholder of Shaanxi Tianren
Xi’an Hede Investment Consultation Company Limited	101,286	The Managing Director of Xi’an Hede is one of the family members of Shaanxi Tianren
Shaanxi Xirui Group Co., Ltd.	198,216	Shareholder of Xi’an Tianren
Yingkou Trusty Fruits Co., Ltd. (“Yingkou”)	77,212	Hede is a shareholder of Yingkou
Shaanxi Fruits Processing Co., Ltd.	73,629	Former Shaanxi Tianren
Total	$4,970,427

As of December 31, 2007, the indebtedness of the Company to its shareholders and related entities with common owners and directors was $143,366 as follows:

Name of Related Party from Whom Loans were Received	December 31, 2007	Relation
Mr. Guang Li	$(137)	Director of Shaanxi Tianren
Mr. Yongke Xue	(32,308)	Former shareholder of Shaanxi Tianren
Ms. Yuan Cui	(62,387)	Former shareholder of Shaanxi Tianren
Mr. Hongke Xue	(48,397)	President of Shaanxi Tianren
Ms. Xiaoqin Yan	(137)	Former shareholder of Shaanxi Tianren
Total	$(143,366)

12.         COMMON STOCK

As of September 30, 2008, the Company had 22,271,684 shares of Common Stock issued and outstanding and 3,448,480 shares of Series B Preferred Stock issued and outstanding. (2,000,000 shares of the Series B Preferred Stock deposited in the escrow account are not included). Assuming all five year warrants to purchase 7,000,000 shares of Common Stock with an exercise price of $3.00 per share are exercised and all shares of Series B Preferred Stock are converted, the total number of shares of Common Stock to be issued and outstanding will be 32,720,164.

In the first quarter of 2008, the Company issued 31,941 shares of Common Stock as part of the settlement with its prior Chief Executive Officer, Burr D. Northrop, 37,098 shares of Common Stock to Walker Street Associates and its prior director, Joseph I. Emas, respectively, for the professional services that they provided, and 59,060 shares of Common Stock to Grover Moss for the conversion of principal under the obligation of $398,000 with the Company.

On February 26, 2008, the Company issued to Barron Partners an aggregate of 615,147 shares of Series B Stock in exchange for the cancellation of all principal and accrued interest aggregating approximately $5,055,418 on certain promissory notes of the Company held by Barron. The shares issued to Barron Partners were not affected by the 1-for-328.72898 reverse split of our outstanding Common Stock which was effective on May 23, 2008.

In connection with the Share Exchange Transaction in February 2008, the Company designated 1,000,000 shares of Series A Convertible Preferred Stock out of its total authorized number of 10,000,000 shares of Preferred Stock, par value $0.001 per share. In the Mandatory Conversion, each holder of Series A Preferred Stock was entitled to receive twenty two and 62/10,000 (22.0062) shares of fully paid and non-assessable Common Stock for every one (1) share of Series A held. The Company also agreed to issue 2,833,333 shares of a newly designated Series B Convertible Preferred Stock of the Company, par value $0.001 per share and warrants to purchase 7,000,000 shares of the Company’s Common Stock. Upon effectiveness of the Reverse Split on May 23, 2008, all the outstanding shares of Series A Preferred Stock were immediately and automatically converted into 22,006,173 shares of Common Stock. Each share of Series B Preferred Stock will be convertible at any time into one share of Common Stock at the option of the holder. The Warrants are exercisable after the Reverse Split. The 2,833,333 shares of Series B Convertible Preferred Stock and 7,000,000 shares issuable upon exercise of such Warrants were not adjusted as a result of the Reverse Split.

13.         NOTES PAYABLE

In the nine months ended September 30, 2008, the Company paid off RMB 86,800,000, or approximately $12,390,167 of short-term loans payable, and transferred RMB 15,000,000, or approximately $2,141,157 based on the average exchange rate for the nine months ended September 30, 2008 from long-term loans payable to short-term loans payable, which will be due in September 2009. The Company also entered into eight new short-term loan agreements with some local banks in China. As of September 30, 2008, the balance of these short-term loans totaled RMB 65,000,000 (U.S. $9,573,042 based on the exchange rate on September 30,2008), with an interest rate ranging from 5.28% to 9.83% per annum. These loans are due from January 2009 to September 2009.

14.	DIVIDEND PAYMENT

On February 4, 2008, before the Share Exchange Transaction, the Board of Directors of Xi’an Tianren declared a cash dividend of RMB 20,553,592, or $2,933,899 based on the average rate of nine months ended September 30, 2008, to its former shareholders. Since Shaanxi Tianren holds a 91.15% interest in Xi’an Tianren, RMB 18,734,599, (or $2,674,249) was paid to Shaanxi Tianren and RMB 1,818,993 (or $259,650) was paid to its minority interest holders. On the same date, the Board of Directors of Shaanxi Tianren declared a cash dividend of RMB 35,200,000 (or $5,024,584 based on the average exchange rate for the nine months ended September 30,  2008), to its shareholders. Since Pacific holds a 99% interest in Shaanxi Tianren, RMB 34,848,000 (or $4,974,338 based on the average exchange rate for the nine months ended September 30, 2008) was paid to Pacific and RMB 352,000 (or $50,246 based on the average exchange rate for the nine months ended September 30, 2008) was paid to its minority interest holders. The inter-company dividend was eliminated in the consolidated statement. The dividend paid to minority interest holders was RMB 2,170,993 (or $309,896 based on the average exchange rate for the nine months ended September 30, 2008).

In May 2008, Pacific erroneously paid RMB 34,848,000 (or $4,974,338 based on the average exchange rate for the nine months ended September 30, 2008) to its former shareholders as the result of a dividend declaration in February 2008. The monies were then returned to the Company in June 2008 (See Note 11).

15.	RELATED PARTY TRANSACTIONS

Yongke Xue, the Chairman of the Board, and Chief Executive Officer of the Company, owns 80% of the equity interest of Shaanxi Hede Investment Management Co., Ltd. (“Hede”), a PRC company. Xiaoqin Yan, a director of Shaanxi Tianren, owns the remaining 20% of Hede.

On May 31, 2007, Huludao Wonder was acquired by Hede at the fair market price of RMB 48,250,000, which was based on a third party valuation. At the time Hede acquired Huludao Wonder, both Hede and Shaanxi Tianren intended that Huludao Wonder would be sold to Shaanxi Tianren after a one-year holding period. The management of Shaanxi Tianren wanted an affiliate to run Huludao Wonder first to make sure there were no issues before it was conveyed to Shaanxi Tianren. Shaanxi Tianren participated significantly in the design of this purchase transaction, and the purchase price was agreed upon by the Board of Shaanxi Tianren. The purchase agreement under which Hede acquired Huludao Wonder required that installments of the purchase price be paid as follows: RMB 10,000,000 on June 10, 2007; RMB 20,000,000 before September 2007; and RMB 18,250,000 before March 31, 2008. Immediately following the acquisition, Hede leased to Shaanxi Tianren all of the assets and facilities of Huludao Wonder under a Lease Agreement dated June 2, 2007 between Hede and Shaanxi Tianren. The lease was for a term of one year from July 1, 2007 to June 30, 2008. The monthly rent under the lease was RMB 300,000 (approximately $44,183 based on the exchange rate of September 30, 2008). Upon execution of the lease, Hede was paid RMB 1.8 million, representing the first 6 months rent, and a refundable security deposit of RMB 1.2 million.

In January 2008, Shaanxi Tianren paid rental expense of RMB 11,038 (approximately $1,626 based on the exchange rate as of September 30, 2008) to the landlord of Hede’s office space on behalf of Hede.

In May 2008, Shaanxi Tianren paid to Hede an aggregate amount of RMB 1,500,000 (approximately $220,916 based on the exchange rate as of September 30, 2008) of rent for the period from January to May 2008 pursuant to the Huludao Wonder Lease. In the same month, Shaanxi Tianren assumed Hede’s obligation of RMB 18,000,000 (approximately $2,650,996 based on the exchange rate as of September 30, 2008) for the balance of the purchase price for Huludao Wonder).

On May 31, 2008, Shaanxi Tianren entered into a Stock Transfer Agreement with Hede. Under the terms of the Stock Transfer Agreement, Hede agreed to transfer all its stock ownership of Huludao Wonder to Shaanxi Tianren for a total price of RMB 48,250,000 (approximately $6,308,591 based on the exchange rate as of June 1, 2007). The sale was closed on June 10, 2008. As of May 31, 2008, Shaanxi Tianren had a related party receivable of RMB 48,928,272 from Hede, which was credited against the purchase price (so that Shaanxi Tianren did not pay any cash to Hede for the purchase) and the remaining balance of the loans and advances of RMB 679,272 (approximately $100,042 based on the exchange rate as of September 30, 2008) to Hede was repaid to the Company on June 11, 2008.

On February 26, 2008, simultaneously with the consummation of the Share Exchange Agreement and Stock Purchase Agreement described herein, pursuant to an oral agreement with the Company and Barron Partners, the Company issued an aggregate of 615,147 shares of Series B Preferred Stock to Barron in exchange for the cancellation of (a) all indebtedness of the Company to Barron Partners under certain outstanding convertible promissory notes issued to Barron Partners during the period from September 30, 2004 to February 2008 to evidence loans made by Barron Partners to the Company for working capital needs in the ordinary course of business, and (b) all liquidated damages payable to Barron Partners (including all amounts as well as any amounts which would become payable in the future as a result of continuing failures) as a result of the failure of the Company to have registered under the Securities Act of 1933, as amended (the “Securities Act”) for resale by Barron Partners the Common Stock of the Company issuable upon conversion of such convertible promissory notes under various registration rights agreements between the Company and Barron Partners entered into in connection with the foregoing loans.

As of September 30, 2008, Barron Partners beneficially owned 10,159,265 shares of the Company’s Common Stock (approximately 31.3% of the Common Stock). The oral agreement with Barron Partners was approved by the Chief Executive Officer of the Company.

The total amount of principal and accrued interest under all convertible promissory notes which were cancelled aggregated approximately $1,735,286 and the total amount of accrued liquidated damages which were cancelled aggregated approximately $3,320,132. All of the convertible promissory notes bore interest at the rate of 8% per annum and were convertible into shares of Common Stock at a conversion rate of one share of Common Stock for every $8.21822 of principal converted. The registration rights agreements provided for liquidated damages to accrue at the rate of 36% per annum of the note principal in the event that the registration statements to register the underlying shares were not declared effective by the required deadline.

The number of shares of Series B Stock that were issued to Barron Partners pursuant to the agreement was determined by dividing the aggregate indebtedness cancelled ($5,055,418) by $8.1822 per share (which was the rate at which one share of Common Stock was issuable for principal under the convertible promissory notes). In lieu of issuing Common Stock, the Company and Barron Partners agreed that Barron Partners would be issued Series B Stock (which upon consummation of the Reverse Split became convertible into Common Stock on a share for share basis).

The issuance of the Series B Preferred Stock was accomplished in reliance upon Section 4 (2) of the Securities Act.

The Company is not obligated to register the resale of the 615,147 shares of Common Stock that are issuable upon conversion of the Series B Preferred Stock.

16.	NEW LEASE AGREEMENT

On June 23, 2008, Shaanxi Tianren entered into a lease agreement for China office space. The lease has a term of one year, with a commencement date of July 1, 2008 and covers approximately 1,400 total rentable square meters. The annual rent is approximately $107,914. Our new address is 16F, National Development Bank Tower, No.2 Gaoxin 1st Road, Hi-Tech Industrial Zone, Xi’an, Shaanxi Province, PRC 710075. Our phone number is 011-86-29-88377001.

17.	OTHER ASSETS

Other assets as of September 30, 2008 included RMB 15,000,000 of deposits to purchase Yingkou Trusty Fruits Co., Ltd. (“Yingkou”). On June 1, 2008, Shaanxi Tianren entered into a memorandum agreement with Xi’an Dehao Investment Consultation Co. Ltd. (“Dehao”). Under the term of the agreement, Dehao agreed to transfer 100% of the ownership interest of Yingkou to Shaanxi Tianren. Shaanxi Tianren is required to make a refundable down payment of RMB 15,000,000, or approximately $2,209,164 based on the exchange rate of September 30,2008, to Dehao as a deposit for the purchase. The acquisition is in the negotiating process with Dehao and also a third party market value evaluation is in process. The acquisition is targeted to be complete in the first quarter of fiscal 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial conditions and results of operations should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, and with the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our most recent registration statement on Form S-1.

Overview

We are engaged in the business of research and development, production and sales of special concentrated fruit juices, fast-frozen and freeze-dried fruits and vegetables and fruit juice drinks through our indirect subsidiary, Shaanxi Tianren, in the PRC. Shaanxi Tianren is 99% owned by Pacific. Previously, we were a shell company with no significant business operations. As a result of the consummation of a reverse merger transaction, on February 26, 2008 we ceased to be a shell company and became an indirect holding company for Shaanxi Tianren through Pacific. Pacific acquired a 99% ownership interest in Shaanxi Tianren in September 2007 through a reorganization between entities under common control. Because Shaanxi Tianren’s operations are the only significant operations of the Company and its affiliates, the business and financial results of Pacific reflect those of Shaanxi Tianren. As a result, this discussion and analysis focuses on the business results of Shaanxi Tianren, comparing its results in the three-months and nine-months ended September 30, 2008 with its results in the corresponding period of 2007.

Below is the Company’s corporate structure:

*Xi’an Qinmei Food Co., Ltd., an entity which is not affiliated with the Company, owns the other 8.85% of the equity interest in Xi’an Tianren Modern Organic Co., Ltd.

There are two general categories of fruit and vegetable juices available in the market. One is fresh juice that is canned directly after filtering and sterilization upon being squeezed out of fresh fruits or vegetables. The other general category is juice drinks made out of concentrated fruit and vegetable juice. Concentrated fruit and vegetable juices are produced through the pressing, filtering, sterilization and evaporation of fresh fruits or vegetables. They are used as the base material or ingredient for products such as drinks, fruit jam and fruit wine, etc. Concentrated juices are not drinkable. Instead, they are used as a basic ingredient for manufacturing juice drinks and as an additive to fruit wine and fruit jam, cosmetics and medicines.

The period between each August through February or March is our squeeze season when fresh fruits are available in the market and concentrated fruit juices are produced out of fresh fruits.  In 2008 we started our squeezing season in July with the early initiation of machine maintenance. We produce and sell both concentrated fruit juices and juice drinks. Compared to juice drinks, our concentrated juice products generally achieve a higher gross margin than that of juice drinks. Therefore, our core products are concentrated apple, pear and kiwifruit juices and our production has strategically been focused on concentrated juice products. We also produce juice drinks and other derivative products, especially when we are not in squeeze season. Our wide range of product offerings and our ability to shift focus among products based on supply and demand in the market and seasonal factors help us to diversify our operational risks and supplement our revenue generation.

Our main products include concentrated apple juice, concentrated pear juice, concentrated kiwifruit puree, fruit juice drinks, fresh fruits and organic fresh fruits. Our raw materials mainly consist of apples, pears and kiwifruits, which we procure in the PRC market and the cost of which typically represents over 65% of our overall production cost. We source our pear and kiwifruit supplies mainly from our home province, Shaanxi Province, which is known for its pear and kiwifruit production. Our kiwifruit processing facilities are located in Zhouzhi County, Shaanxi Province, where 70% of the country’s kiwifruits are grown. We source our apple supply mainly from Liaoning Province, where our subsidiary, Huludao Wonder Fruit Co., Ltd. (“Huludao Wonder”) is located. The Company is committed to continual research and development in new products and technologies. In June 2008, Shaanxi Tianren began the production of concentrated peach juice in its Jingyang Branch Office.  It uses low-temperature pulp breaking technology and low-temperature concentration technology to produce concentrated white peach pulp, optimizing the production parameters. The production of peach juice helped the diversification of our products and prolonged the squeeze season.  Because of the seasonal nature in the growing and harvesting of fruits and vegetables, our business is seasonal and can be greatly affected by weather.

To take advantage of economies of scale and to enhance our production efficiency, each of our manufacturing facilities has a focus on juice products centering around one particular fruit according to the proximity of such manufacturing to the supply center of that fruit. All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods. Since June 2007, after we leased the production facilities of Huludao Wonder, we have been operating our pear juice products business out of our Jingyang Branch Office. Our business involving apple juice products is operated out of the facilities of Huludao Wonder, and our business involving kiwifruit products is run out of Xi’an Tianren Modern Organic Agriculture Co., Ltd. (“Xi’an Tianren”), in which we have held a 91.15% ownership interest since May 2006.

On June 2, 2007, Shaanxi Tianren entered into a lease agreement with Shaanxi Hede Investment Management Co., Ltd. (“Hede”), pursuant to which Shaanxi Tianren, for a term of one year and for a monthly lease payment of RMB 300,000, leased all the assets and operating facilities of Huludao Wonder, which was wholly-owned by Shaanxi Hede. On June 10, 2008, we completed the acquisition of Huludao Wonder for a total purchase price of RMB 48,250,000 or approximately U.S. $6,308,591 based on the exchange rate of June 1, 2007. The payment was made through the offset of related party receivables.

Besides concentrated juice products, we generate other revenue from sales of pear juice, apple juice, kiwifruit seeds, organic kiwifruit, fresh kiwifruit, kiwifruit juice, mulberry juice, and apple spice.

The supply of our raw material fruits has traditionally been fragmented as we generally purchase directly from farmers. In addition, because the prices of raw material fruits change from season to season based on the output of the farms, we do not have long-term supply agreements with our suppliers. To secure our fruit supply and lower transportation costs, our processing facilities are strategically located near the various centers of fruit supply.

Shaanxi Tianren is permitted by the relevant governmental authorities to directly export our products. More than 70% of our products are exported either through distributors with good credit or to end-users directly. Our distributors are generally domestic export companies. Although we generally renew our distribution agreements with our distributors on a yearly basis, we maintain a long-term relationship with our distributors. Our main export markets are the U.S., Europe, Russia, and the Middle East.

Third Quarter Fiscal 2008 Highlights

•
Total revenue increased 68.3% to $6,345,778 for the third  quarter of fiscal 2008, compared with revenue of $3,770,890 for the third quarter of fiscal 2007, as the result of an increase in  our production capacity and market demand for our products..

•	Gross profit margins increased by 37.4% to 47.8% from 34.8% for the third quarter of fiscal 2007 due to a decrease in the price of fresh fruits in the third quarter of fiscal 2008.
•
Income from operations increased by 99.1% to $1,631,942 for the third quarter of fiscal 2008 from $819,828 for the third quarter of fiscal 2007 due to a significant increase in total revenue, which was offset by an increase in operating expenses.

•	Net income increased $555,866, or 88.3%, to $1,185,083 compared with $629,217 for the third quarter of fiscal 2007 primarily due to an increase in revenue in the third quarter of fiscal 2008.
•	We launched the large-scale production of concentrated mulberry juice at our Jingyang production base in September 2008.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended September 30, 2008.  These highlights are not intended to be a full discussion of our operating results for this quarter.  These highlights should be read in conjunction with the following discussion and with our unaudited consolidated financial statements and notes thereto accompanying this Quarterly Report.

Results of Operations and Business Outlook

Our consolidated financial information for the three and nine months ended September 30, 2008 should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our most recent Form S-1.

Revenues

The following table presents our consolidated net revenues for our main products for the three and nine months ended September 30, 2008 and 2007, respectively:
	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Concentrated apple juice and apple aroma	$350,429	$38,766	804.0%	$4,636,448	$38,766	1,1860.1%
Concentrated pear juice	3,257,801	2,336,695	39.4	9,375,489	6,915,992	35.6
Concentrated kiwifruit juice and kiwifruit puree	1,014,070	443,442	128.7	3,404,790	1,738,064	95.9
Kiwifruit seeds	-	-	N/A	554,322	-	N/A
Fresh kiwifruit	-	9,220	N/A	-	435,352	N/A
Fruit beverage	1,723,478	942,767	82.8	4,471,240	3,365,628	32.9
Consolidated	$6,345,778	$3,770,890	68.3%	$22,442,329	$12,493,802	79.6%

Revenue for the three months ended September 30, 2008 were $6,345,778, an increase of $2,574,488, or 68.3%, when compared to the same sales period of the prior year. This increase was primarily due to the increase in sales of concentrated pear juice, fruit beverages and concentrated kiwifruit juice and kiwifruit puree. We believe that the increase in sales of concentrated pear juice and concentrated kiwifruit juice and kiwifruit puree was due to the increase in market acknowledgement of our products in both the international and national markets and an increase in the market demand for juice related products.  Due to continuous marketing efforts from our sales person in Shaanxi Tianren, our market share of fruit beverages in the China market also shows an improvement in the third quarter of fiscal 2008. In the third quarter of the fiscal year ended September 30, 2007, we did not have any sales of concentrated apple juice, but only sales of $38,766 in apple aroma. As a result, the revenue of concentrated apple juice and apple aroma increased by 804.0% to $350,429 in the third quarter of fiscal 2008 as compared with the same quarter of fiscal 2007.

Revenue for the nine months ended September 30, 2008 were $22,442,329, an increase of $9,948,527, or 79.6%, when compared to the same sales period of the prior year, primarily due to Shaanxi Tianren’s consolidation of Huludao Wonder’s operating results beginning June 1, 2007.  In the nine months ended September 30, 2008, Huludao Wonder generated revenue of $4,636,448 from the sale of apple related products, compared with $38,766 in the same period of last fiscal year.

Sales from pear related products increased by $2,459,497, or 35.6%, in the nine months ended September 30, 2008 compared to the same period in 2007 as a result of increased consumer demand in both China and internationally. Sales from kiwifruit related products increased by $1,666,726, or 95.9%, as a result of continued sales of concentrated kiwifruit juice and puree and kiwifruit seeds in the first two quarters of fiscal year 2008. There was no revenue generated from sales of concentrated kiwifruit juice and puree and kiwifruit seeds in the second quarter of fiscal year 2007. Squeezing season for kiwifruit is from September of each year to January of the next year. Generally, we do not produce or sell concentrated kiwifruit juice or kiwifruit puree during the non-squeeze season. However, during the second quarter of 2008, Xi’an Tianren continued to sell concentrated kiwifruit juice and puree and kiwifruit seeds, which are a byproduct of kiwifruit juice puree. As a result, we saw an increase in net sales of kiwifruit related products in the nine months ended September 30, 2008. The net sales of fruit beverages also increased by 32.9% to $4,471,240 as compared to the same period in fiscal 2007 due to an increase in market demand of fruit juice in the China market.  We believe that the pure juice market is a high-growth market in China because of growing personal income and an increase in health awareness.

Gross Margin

The following table presents consolidated gross profit margin of our main products and consolidated gross profit margin as a percentage of related revenues for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
Gross profit margin	2008	2007	% Change	2008	2007	% Change
Concentrated apple juice and apple aroma	$73,014	$25,755	183.5%	$978,905	$25,755	3,700.8%
Concentrated pear juice	1,813,059	914,091	98.3	3,489,496	2,653,734	31.5
Concentrated kiwifruit juice and kiwifruit puree	616,701	158,583	288.9	1,330,881	861,636	54.5
Kiwifruit seeds	-	-	-	503,307	-	N/A
Fresh fruits	-	-	-	-	320,280	N/A
Fruit beverages	527,573	212,542	148.2	1,503,973	901,793	66.8
Consolidated	$3,030,347	$1,310,971	131.2%	$7,806,562	$4,763,198	63.9%

Gross profit margin as a % of revenues
Concentrated apple juice and apple aroma	20.8%	66.4%	(68.6)%	21.1%	66.4%	(68.2)%
Concentrated pear juice	55.7	39.1	42.3	37.2	38.4	(3.0)
Concentrated kiwifruit juice and kiwifruit puree	60.8	35.8	70.1	39.1	49.6	(21.2)
Kiwifruit seeds	-	-	-	90.8	-	N/A
Fresh fruits	-	-	-	-	73.6	N/A
Fruit beverages	30.6	22.5	35.8	33.6	26.8	25.5
Consolidated	47.8%	34.8%	37.4%	34.8%	38.1%	(8.8)%

Overall gross margin as a percentage of revenue increased by 37.4% for the three months ended September 30, 2008, from 34.8% to 47.8%, compared to the same period of fiscal 2007. In terms of dollar amount, gross margin in the three months ended September 30, 2008 was $3,030,347, an increase of $1,719,376, or 131.2%, compared to $1,310,917 in the same period of fiscal 2007, primarily due to a significant increase in sales and a decrease in raw material cost.

The increase in gross margin as a percentage of revenue in the third quarter of fiscal 2008 was primarily due to an increase in the gross margin of concentrated pear juice, kiwifruit juice and kiwifruit puree and fruit beverages, which was offset by a decrease in the gross margin of concentrated apple juice and apple aroma. In the third quarter of fiscal year 2008, we saw a large decrease in the general price of fresh fruits. As weather conditions in the beginning of this squeezing season were better than last year, there was an abundant harvest of pear and kiwifruit in the third quarter of fiscal 2008. As a result, the general price of pear and kiwifruit decreased in the third quarter of this year, which in turn significantly improved our gross margin in pear and kiwifruit related products. However, the gross margin of concentrated apple juice and apple aroma reduced by 68.6% compared with the same quarter of last fiscal year due to a reduction in the average selling price of our apple related products as the result of strong competition in apple related products in the market.

Overall gross margin as a percentage of revenue decreased by 8.8% for the nine months ended September 30, 2008, from 38.1% to 34.8%, compared to the same period of fiscal 2007. Gross margin in the nine months ended September 30, 2008 was $7,806,562, an increase of $3,043,364, or 63.9%, compared to $4,763,198 for the same period of fiscal 2007.

The decrease in gross profit margin as a percentage of revenue for the nine months ended September 30, 2008 was primarily due to a decrease in gross margin in the sales of concentrated apple and kiwifruit juice in the first two quarters of fiscal 2008. In the first two quarters of fiscal 2008, the general price of raw apples and pears increased due to a reduced available supply of fresh apples and pears, while the prices we received for our apple and pear related products remained constant with the same period of fiscal 2007, which resulted in a lower gross margin for our products in fiscal 2008. During the fruit squeezing season in 2007 and early 2008, the main production areas of apple, pear and kiwifruit in China suffered from bad weather, resulting in output reduction.

In the first two quarters of fiscal year 2008, the general price of raw kiwifruit increased as a result of a reduced available supply of fresh kiwifruits, while the prices we received for our kiwifruit related products, such as our beverage series, remained constant. This in turn decreased our margin in kiwifruit related products. During the fruit squeezing season in 2007 and early 2008, the main production areas of apple, pear and kiwifruit in China suffered from bad weather, resulting in output reduction. We believe that our gross margin on kiwifruit related products may increase if the supply of fresh kiwifruit increases in the future.  In the second quarter of fiscal 2008, we also had sales of $554,332 from kiwifruit seeds.  As kiwifruit seeds are byproducts of concentrated kiwifruit juice, the cost cannot be determined individually.  We have applied the “relative sales value costing” method in determining its cost for the purposes of this report. The high margin of kiwifruit seeds in the second quarter of fiscal 2008 contributed to the improvement of kiwifruit related products, helping to offset the decrease in overall gross margin for the nine months ending September 30, 2008.

The gross profit margin of our fruit beverages increased by 25.5% for the nine months ended September 30, 2008 as compared to the same period in 2007. This increase was primarily due to the change in our product mix. We sold more concentrated fruit beverages, which have a higher margin, in the first three quarters of 2008, as the result of a change in demand in the Chinese market. As the middle class of China grows, we believe the demand for higher quality, higher margin products will also increase.

Operating Expenses

The following table presents consolidated operating expenses as a percentage of net revenues for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited)	2008	2007	% Change	2008	2007	% Change
General and administrative	$702,385	$414,929	69.3%	$1,409,895	$632,399	$122.9%
Selling expenses	311,931	62,120	402.1	808,576	301,331	168.3
Research and development	175,431	14,094	1,144.7	199,056	49,040	305.9
Accrued liquidated damages	208,658	-	N/A	208,658	-	N/A
Total operating expenses	$1,398,405	$491,143	184.7%	$2,626,185	$982,770	$167.2%

As a percentage of revenue
General and administrative	11.1%	11.0%	0.6%	6.3%	5.1%	24.1%
Selling expenses	4.9	1.6	198.4	3.6	2.4	49.4
Research and development	2.8	0.4	639.7	0.9	0.4	126.0
Accrued liquidated damages	3.3	-	N/A	0.9	-	N/A
Total operating expenses	22.0%	13.0%	69.2%	11.7%	7.9%	48.8%

Our operating expenses consist of general and administrative, selling expenses and research and development expenses. Operating expenses increased by 184.7% to $1,398,405 and by 167.2% to $2,626,185 for the three and nine months ended September 30, 2008, respectively, from $491,143 and $982,770 for the corresponding periods in fiscal 2007, respectively.

General and administrative expenses increased by $287,456, or 69.3%, to $702,385 and by $777,496, or 122.9%, to $1,409,895 for the three and nine months ended September 30, 2008, respectively, from $414,929 and $632,399 for the same periods of fiscal 2007, respectively.

The increase in general and administrative expenses in the third quarter of fiscal 2008 compared with the same quarter of fiscal 2007 is mainly due to an increase of $132,971 in legal and auditing expenses related to the compliance of related rules as a public company, an increase of $83,554 in depreciation and amortization expenses due to an increase in fixed assets, and an increase of $43,607 in payroll and related expenses as the result of a larger headcount to handle the rise in sales volume.

The increase in general and administrative expenses in the nine months ended September 30, 2008 compared with the same period of fiscal year was mainly due to the consolidation of Huludao’s operating results with those of Shaanxi Tianren since June 1, 2007 and forward and an increase in legal and auditing expenses which was primarily associated with the Company becoming a public company.  Huludao Wonder had a large amount of general and administrative expenses, which contributed to the substantial increase of the Company’s operating expenses as a result of the operating combination. Management believes that our operating expenses will continue to increase in the future compared to previous years due to the expansion of our business.

Selling expenses increased by $249,811, or 402.1%, to $311,931 and by $507,245, or 168.3%, to $808,576 for the three and nine months ended September 30, 2008, respectively, from $62,120 and $301,331 for the same period of fiscal year 2007, respectively. This was mainly due to an increase in freight and transportation expenses as a result of the increase in sales.

Research and development expenses increased by $161,337, or 1,144.7%, to $175,431 and by $150,016, or 305.9%, to $199,056 for the three and nine months ended September 30, 2008, respectively, from $14,094 and $49,040 for the same period of fiscal year 2007. The increase in research and development expenses was because we outsourced our research and development of new fruit related products to a third party in the third quarter of fiscal 2008.

We accrued $208,658 as of September 30, 2008 as liquidated damages due to the failure to meet the timetables provided for in the Registration Rights Agreement. We estimated that our registration statement will become effective before December 31, 2008. Since none of the estimates is better than the other, we have booked an expense and a liability equal to the minimum estimated loss in accordance with FIN 14.

Income from Operations

In the third quarter of fiscal 2008, income from operations increased by $812,114, or 99.1%, to $1,631,942 from $819,928 for the third quarter of fiscal 2007. As a percentage of net sales, income from operations was approximately 25.7% for the third quarter of fiscal 2008, an increase of 18.3% as compared to 21.7% for the same quarter of fiscal 2007. The increase in income from operations in the third quarter of fiscal 2008 was primarily due to an increase in sales in the third quarter of fiscal 2008, which was offset by an increase in operating expenses.

In the nine months ended September 30, 2008, income from operations increased by $1,399,949, or 37.0%, to $5,180,377 from $3,780,428 for the corresponding period in 2007. As a percentage of net sales, income from operations was approximately 23.1% for the nine months ended September 30, 2008, a decrease of 23.7% as compared to 30.3% for the corresponding period in fiscal 2007. The decrease in the percentage of net sales was due to a decrease in gross margin and an increase in operating expenses, as previously discussed.

Interest Expense

Interest expense was $179,699 and $624,802 for the three and nine months ended September 30, 2008, respectively, increases of $159,938 and $605,041, respectively, as compared with the same periods of fiscal 2007, primarily due to an increase in term loan facilities in 2008 to support expansion plans and potential business opportunities. In the nine months ended September 30, 2008, the Company entered into eight short-term loan agreements with local banks in China. As of September 30, 2008, the balance of these short-term loans totaled RMB 65,000,000 ($9,573,042), with interest rates ranging from 5.28% to 9.83% per annum and maturity dates ranging from January 2009 to September 2009.

Income Tax

Our provision for income taxes was $214,387 and $525,585 for the three and nine months ended September 30, 2008, respectively, compared to $127,406 and $584,389 for the corresponding periods in 2007, respectively. The decrease in tax provision for the third quarter of fiscal 2008 was due to a decrease in the effective tax rate of Xi’an Tianren. The tax rate of Xi’an Tianren was reduced from 33% to 25%, effective beginning January 2008. However, as the income of Xi’an Tianren increased significantly in the third quarter of 2008, the income tax provision increased by 10.1% in the third quarter, as compared to the same period of last fiscal year.

Shaanxi Tianren was awarded the status of a nationally recognized High and New Technology Enterprise in December 2006, which entitled Shaanxi Tianren to tax-free treatment for two years starting from 2007 and thereafter reduced income taxes at 50% of its regular income tax rate then effective from 2009 to 2010.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on July 1, 2007 and had no material adjustment to its liabilities to unrecognized income tax benefits since its adoption.

Minority Interest

As of September 30, 2008, Shaanxi Tianren held a 91.15% interest in Xi’an Tianren, and Pacific held a 99% percent interest in Shaanxi Tianren. Minority interest in net income of subsidiaries was $73,459 and $256,242 for the three and nine months ended September 30, 2008, respectively, increases of $26,336 and $119,395, respectively, compared to a minority interest in the net income of $47,123 and $136,847 for the corresponding period of fiscal 2007, respectively.  The increase in the minority interest was mainly attributable to the increase in the net income generated from Shaanxi Tianren.

Net Income

Net income was $1,185,083 and $3,900,123 for the three and nine months ended September 30, 2008, respectively, increases of $555,866, or 88.3%, and $891,791, or 29.6%, respectively, compared to the corresponding periods of 2007. Such increases were primarily due to an increase in sales, as previously discussed.

Financial Condition

During the nine months ended September 30, 2008, total assets increased $2,713,464, or 5.8%, from $46,610,128 at December 31, 2007 to $49,323,592 at September 30, 2008.  The majority of the increase was in cash, prepaid expenses, property plant and equipment, construction in progress and other assets. The increase in total assets was offset by a decrease in accounts receivable, inventory, and related party receivables.

For the nine months ended September 30, 2008, cash and cash equivalents increased $8,702,321, or 212.6%, to $12,796,559 as compared to $4,094,238 for the fiscal year ended December 31, 2007.  The increase in cash was mainly due to net gross proceeds of $3,115,072 received from certain accredited investors in a private placement transaction on February 26, 2008 and an increase of $9,948,527 in net revenue in the nine months ended September 30, 2008.

At September 30, 2008, the accounts receivable balance decreased by $5,528,086 from the balance at December 31, 2007 due primarily to an improvement in accounts receivable collections in fiscal 2008. The accounts receivable turnover was 78 days for the nine months ended September 30, 2008, compared with 88 days for fiscal year 2007. The decrease in the accounts receivable turnover was due primarily to improvement in collections in Shaanxi Tianren.

Our inventory as of September 30, 2008 was $1,860,384, reflecting a decrease of $2,599,765, or 58.3%, compared to inventory at December 31, 2007. Inventory consists of raw materials, packaging materials and finished products. The decrease in inventory was mainly from the increase in sales in kiwifruit and apple related products in fiscal year 2008 which were produced in 2007 and January 2008.

Prepaid expenses and other current assets at September 30, 2008 were $1,267,956, an increase of $1,166,328 from the balance at December 31, 2007. The increase in prepaid expenses was primarily due to an increase of $821,424 in prepaid raw material of fresh fruits. To ensure that we have enough fresh fruits for our production needs, we usually pay 30% to 50% of the estimated purchase amount to suppliers before the start of squeezing season.

Property, plant and equipment increased by $211,226 from $17,564,147 at December 31, 2007 to $17,775,373 at September 30, 2008. Construction in progress was $2,711,753 at September 30, 2008. Total capital expenditures were approximately $2,826,179 in the nine months ended September 30, 2008.

During 2008, Shaanxi Tianren commenced construction on the expansion of its research and development center. This project covers an area of 2,000 square meters and will encompass additional space required for research and development laboratories. The expansion is currently in progress on the existing site of the factory in Jingyang County, Shaanxi Province. Related to this project, we have capitalized, as construction in progress, $1,178,221 during the nine months ended September 30, 2008. This research and development center is expected to be completed by June 30, 2009. Our estimated future input for this project is $44,183. Once it is completed, it will provide more space for our engineers to conduct research and development toward the goal of improving and facilitating our product line. The Company also started a technology innovation and expansion project over its original industrial waste water processing facility located in the factory of Jingyang County in Shaanxi Province. This 600 square meter industrial waste water processing facility will increase the capacity of waste water processing and recycling from the current 100 cubic meters per day to 300 cubic meters per day. We capitalized $810,027 as construction in progress during the nine months ended September 30, 2008. This project is expected to be operational by the end of the third quarter of fiscal 2009.  Our estimated future input for this project is $1,030,943. The expanded industrial waste water processing facility will enable the Company to increase its production capacity in the future and will be in compliance with local environmental laws. In addition, Xi’an Tianren began construction on an industrial waste water processing facility in the factory of Zhouzhi County in Shaanxi Province.

Xi’an Tianren previously leased a waste water processing facility at an annual fee of approximately $11,600. This 1,118 square meter industrial waste water processing facility remains on schedule and once completed will process 1,200 cubic meters of waste water per day, which will meet the increasing production demand of Xi’an Tianren and will improve the use of recycled waste water. We capitalized $659,804 as construction in progress during the nine months ended September 30, 2008. This project is expected to be operational by the end of the third quarter of fiscal 2009. Our estimated future input for this project is $135,495. The newly built water processing facility in Xi’an Tianren will help the Company save on leasing fees and also enable the Company to increase its production capacity in the future.  Furthermore, it will be in compliance with local environmental laws.  We also capitalized interest expenses of $63,701 in construction in progress in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost. The source of the future investment in these three projects will be generated from our working capital and our current bank loans.

Depreciation and amortization were $1,409,907 for the nine months ended September 30, 2008, compared with $827,945 for the same period of 2007. The increase in depreciation expenses was due mainly to an increase in property, plant and equipment acquired after September 30, 2007.

The related party receivables of $4,970,427 as of December 31, 2007 were fully collected as of September 30, 2008. The related party receivables as of December 31, 2007 consisted primarily of two interest-free loans in the aggregate amount of approximately RMB 27,000,000 (approximately $3,971,495 based on the exchange rate as of September 30, 2008) that we advanced to Hede in June and July 2007 for Hede to acquire Huludao Wonder. On June 10, 2008, Shaanxi Tianren completed the acquisition of Huludao Wonder for a total purchase price of RMB 48,250,000, or approximately $6,887,391 based on the average exchange rate for the nine months ended September 30, 2008. The outstanding amount of the loan at the time of the acquisition was deducted from the purchase price.

Other assets were $2,749,985 at September 30, 2008, an increase of $2,678,167 from the balance at December 31, 2007. The increase in other assets was primarily due to a down payment of $2,209,164 for the acquisition of Yingkou Trusty Fruits Co., Ltd. (“Yingkou”). On June 1, 2008, Shaanxi Tianren entered into a memorandum agreement with Xi’an Dehao Investment Consultation Co., Ltd. (“Dehao”). Under the terms of the agreement, Dehao agreed to transfer 100% of the ownership interest of Yingkou to Shaanxi Tianren. Shaanxi Tianren is required to make a down payment of RMB 15,000,000, or approximately $2,141,158 to Dehao as a deposit for the purchase. The acquisition is targeted for completion in the first quarter of fiscal 2009 after the third party market value evaluation. In addition, we made a down payment of $356,860 to a construction company for the remolding services that they will provide for our newly leased office in Shaanxi Tianren.

Liquidity and Capital Resources

Our working capital has historically been generated from the operating cash flow, advances from our customers and loans from bank facilities.

Net cash provided by operating activities increased by $7,583,005 to $12,003,155 for the nine months ended September 30, 2008 from $4,420,150 in the same period of fiscal 2007.  The increase in net cash provided by operating activities was primarily due to (i) an increase of $891,791 in net income from $3,008,332 to $3,900,123 during the nine months ended September 30, 2008 as compared to the same period of the prior year, (ii) an increase of $702,631 of adjusting non-cash items, and (iii) an increase of $11,416,914 in cash inflow from changes in accounts receivables, inventory and tax payables. Primarily offsetting the increase in cash provided by operating activities was a cash outflow from change in prepaid expenses, accounts payable and advances from customers of $5,733,986.

Net cash used in investing activities increased by $3,590,723 to $7,023,992 for the nine months ended September 30, 2008 from $3,433,269 for the same period of fiscal 2007. The increase in cash used in investing activities was mainly due to $2,141,158 in deposits paid to Dehao for the acquisition of Yingkou, an increase of $3,857,216 in loans advanced to related parties, an increase of $356,860 in prepayment for the lease improvement and an increase of $2,715,577 in the capital expenditures in cash, as previously discussed. Offsetting this increase in cash used in investing activities was an increase of $5,475,092 in the repayment of loans from related parties and an increase of $4,996 in the proceeds from the sale of property, plant and equipment.

Net cash provided by financing activities in the nine months ended September 30, 2008 was $3,112,471, representing an increase of $3,731,366 compared to the net cash used in financing activities of $618,895 during the same period of 2007. The increase was mainly due to stock sales proceeds of $3,115,072 received from certain accredited investors in a private placement transaction on February 26, 2008.

As of September 30, 2008, we had several short-term loans outstanding. The balance of these loans totaled RMB 65,000,000 ($9,573,042), with interest rates ranging from 5.28% to 9.83% per annum. These loans mature from January 2009 to September 2009.  The proceeds of these short-term loans are used as working capital in the Company’s ordinary course of business.

Under our Preferred Stock Purchase Agreement with Barron Partners, for a period of three years from the closing date of the agreement (February 26, 2008), so long as Barron Partners shall continue to beneficially own 20% of the Series B Preferred Stock issued thereunder, we may not issue any preferred stock or any convertible debt, except for preferred stock issued to Barron Partners.

Further, under the Preferred Stock Purchase Agreement with Barron Partners, until February 26, 2010, at all times our debt-to-EBITDA ratio shall not exceed 3.5:1 for the most recent 12-month period.

The Company plans to acquire Yingkou in the first quarter of fiscal year 2009. The Company also plans to expand its current operations in the next two years. Planned expenditures for land and equipment are approximately $45.4 million for the period from October 2008 to September 2009, and $1.34 million for the last quarter of fiscal year 2009. The Company needs to purchase land to expand its current operations. Much of its planned expenditures in the period from October 2008 to September 2009 represent the purchase price of land and construction expenses of $10 million.

We believe that we currently have sufficient cash on hand, combined with anticipated cash receipts, to fund our business for at least the next 12 months.

For our long-term planned expenditures for equipment and land we will likely need to seek additional debt or equity financing. We believe that any such financing could come in the form of debt or the issuance of our Common Stock in a private placement or public offering.  However, there are no assurances that such financing would be available or available on terms acceptable to us. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company, required to be disclosed in this report.

During the quarter ended June 30, 2008, Pacific erroneously paid monies to its former shareholders as the result of a dividend declaration in February 2008.  The monies were then returned to the Company.  Because the recipients of the money were no longer shareholders of Pacific, the transaction has been treated for accounting purposes as an interest free loan.   The Sarbanes-Oxley Act 2002 makes it unlawful for any public company, directly or indirectly, to extend credit, maintain credit or arrange for the extension of credit in the form of a personal loan to or for the benefit of any director or executive officer. Therefore, the failure of the Company to prevent the loan may be considered a material weakness in its internal controls. The Company and its Audit Committee are taking steps to remedy this material weakness. Other than with respect to the identification of this material weakness, there was no change in our internal control over financial reporting during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  There is no assurance that our disclosure controls or our internal controls over financial reporting can prevent all errors.  An internal control system, no matter how well designed and operated, has inherent limitations, including the possibility of human error.  Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected.  We monitor our disclosure controls and internal controls and make modifications as necessary.  Our intent in this regard is that our disclosure controls and our internal controls will improve as systems change and conditions warrant.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

EXHIBIT
NUMBER  DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350.

10.1	Facility for Trade Financing Contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYPEOPLE FRUIT JUICE, INC.
By:    /s/ Spring Liu
          SPRING LIU
          Chief Financial Officer
          (Principal Financial Officer)
          Dated: November 14, 2008