Form 10-Q/A
period 2008-09-30
SkyPeople Fruit Juice, Inc
filed 2009-01-30
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

        EXPLANATORY NOTE

SkyPeople Fruit Juice, Inc. (the “Company”) filed a Quarterly Report on Form 10-Q with the Securities and Exchange Commission on November 14, 2008 (the “Original Filing”). This Amendment to the Original Filing on Form 10-Q/A is being filed solely to amend and restate Item 4 and Item 6 – Exhibits 31.1, 31.2 and 32.1

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, management concluded that our disclosure controls and procedures were effective.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

During the quarter ended June 30, 2008, Pacific erroneously paid monies to its former shareholders as the result of a dividend declaration in February 2008.  The monies were then returned to the Company.  Because the recipients of the money were no longer shareholders of Pacific, the transaction has been treated for accounting purposes as an interest free loan.   The Sarbanes-Oxley Act 2002 makes it unlawful for any public company, directly or indirectly, to extend credit, maintain credit or arrange for the extension of credit in the form of a personal loan to or for the benefit of any director or executive officer. Therefore, the failure of the Company to prevent the loan may be considered a material weakness in the efficiency and effectiveness of the Company’s procedures with respect to the conduct of its operations and the Company’s compliance with laws and regulations and therefore a material weakness in the Company’s internal control over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer concluded, however, that the material weakness in the Company’s operational and compliance controls referred to in the immediately preceding paragraph did not constitute a failure in the Company’s “disclosure controls and procedures” as such term is defined in Rule 13a-15 because the failure to prevent the loan to or for the benefit of any executive officer or director does not constitute a failure or weakness in the Company’s procedures to ensure that information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC or that information is accumulated and communicated to our management.  Therefore, as stated above, despite the material weakness in internal control over financial reporting which existed during the quarter ended September 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer were still able to conclude that the Company’s disclosure controls and procedures were effective as of the end of such quarter.

The Company and its Audit Committee have taken steps to remedy the material weakness in the Company’s operational and compliance controls discussed above. On September 30, 2008 the Board of Directors of the Company approved a Statement of Policies and Procedures with Respect to Related Party Transactions (the “Policy Statement”) under which the Audit Committee shall review the material facts of all Interested Transactions that require the Committee’s approval and either approve or disapprove of the entry of the Company into the Interested Transaction, subject to certain exceptions. If advance approval by the Audit Committee of an Interested Transaction is not feasible, then the Interested Transaction shall be considered and, if the Audit Committee determines it to be appropriate, ratified at the Committee’s next regularly scheduled meeting. In determining whether to approve or ratify an Interested Transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Person’s interest in the transaction.

No director shall participate in any discussion or approval of an Interested Transaction for which he or she is a Related Party, except that the director shall provide all material information concerning the Interested Transaction to the Committee.

 If an Interested Transaction will be ongoing, the Audit Committee may establish guidelines for the Company’s management to follow in its ongoing dealings with the Related Party. Thereafter, the Audit Committee, on at least an annual basis, shall review and assess ongoing relationships with the Related Party to see that they are in compliance with the Audit Committee’s guidelines and that the Interested Transaction remains appropriate.

 For purposes of the Policy Statement, an “Interested Transaction” is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $50,000 in any calendar year, (2) the Company is a participant, and (3) any Related Party has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity).

 A “Related Party” is any (a) person who is or was (since the beginning of the last fiscal year for which the Company has filed a Form 10-K and proxy statement, even if he or she does not presently serve in that role) an executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of the Company’s common stock, or (c) immediate family member of any of the foregoing. Immediate family member includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant or employee).

The material weakness in operational and compliance controls discussed in the fourth paragraph of this Item 4 above was a change in our internal control over financial reporting during the quarter ended September 30, 2008, that materially affected our internal control over financial reporting. The Company believes that this material weakness has been remedied by the approval by the Company’s Board of Directors of the Policy Statement on September 30, 2008. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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
Dated: January 30, 2009