Form 10-K
period 2008-12-31
SkyPeople Fruit Juice, Inc
filed 2009-03-31
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number 1-14523

SKYPEOPLE FRUIT JUICE, INC.
 (Exact name of registrant as specified in its charter)

Florida	98-0222013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

16F, National Development Bank Tower,
No. 2, Gaoxin 1st. Road, Xi’an, PRC	710075
(Address of principal executive offices)	(Zip Code)

  Registrant's Telephone Number:  011-86-29-88386415
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.  ☐Yes  ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  ☐Yes   ☑No

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing price of $5.90 per share for shares of the registrant’s Common Stock on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the OTC Bulletin Board, was approximately $1.6 million. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including outstanding shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 25, 2009 was 22,271,786.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

SKYPEOPLE FRUIT JUICE, INC.

-i-

SKYPEOPLE FRUIT JUICE, INC.

PART I

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“Annual Report”) of SkyPeople Fruit Juice, Inc. (“we,” “us,” “our” or “the Company”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," “potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, in addition to those discussed above, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

•	fluctuations in the supply of raw material
•	general economic conditions and conditions which affect the market for our products
•
changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing for our operations and investments

•	our success in implementing our business strategy or introducing new products
•	our ability to attract and retain customers
•	changes in tastes and preferences for, or the consumption of, our products
•	impact of competitive activities on our business
•
risks associated with conducting business internationally and especially in China, including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability

•	other economic, financial and regulatory factors beyond the Company’s control

 Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Item 1A. Risk Factors” in this Form 10-K.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

ITEM 1 – BUSINESS

Overview

We are engaged in the business of production and sales of special concentrated fruit juices, fast-frozen and freeze-dried fruits and vegetables and fruit juice drinks through our indirect subsidiary, Shaanxi Tianren Organic Food Co., Ltd. (“Shaanxi Tianren”), in the People’s Republic of China (“PRC”). We also are conducting research and development relating to improvement of the quality of our products as well as the development of new products.  Shaanxi Tianren is 99% owned by Pacific Industry Holding Group Co., Ltd. (“Pacific”), a Vanuatu corporation. Previously, we were a shell company with no significant business operations. As a result of the consummation of a reverse merger transaction, on February 26, 2008 we ceased to be a shell company and became an indirect holding company for Shaanxi Tianren through Pacific. Pacific acquired a 99% ownership interest in Shaanxi Tianren in September 2007 through a reorganization between entities under common control. Because Shaanxi Tianren’s operations are the only significant operations of the Company and its affiliates, the business and financial results of Pacific reflect those of Shaanxi Tianren.

Below is the Company’s corporate structure:

*Xi’an Qinmei Food Co., Ltd., an entity which is not affiliated with the Company, owns the other 8.85% of the equity interest in Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd. (a PRC corporation which was formerly called Xi’an Tianren Organic Co. Ltd.)

We own and operate three manufacturing facilities in China. To take advantage of economies of scale and to enhance our production efficiency, each of our manufacturing facilities has a focus on juice products centering around one particular fruit according to the proximity of such manufacturing to the supply center of that fruit. All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods. Since June 2007, after we leased the production facilities of Huludao Wonder Fruit Co., Ltd. (“Huludao Wonder”), we have been operating our pear juice products business out of our Jingyang Branch Office of Shaanxi Tianren. Our business involving apple juice products is operated out of the facilities of Huludao Wonder, and our business involving kiwifruit products is run out of Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd. (“Shaanxi Qiyiwangguo”), in which we have held a 91.15% ownership interest since May 2006.

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

Corporate History

We were initially incorporated in 1998 in Florida as Cyber Public Relations, Inc. for the purpose of providing internet electronic commerce consulting services to small and medium sized businesses. While we were operating under the name Cyber Public Relations, Inc. we never had any material operations or revenues.

Pursuant to a Capital Stock Exchange Agreement between the stockholders of Environmental Technologies, Inc., a Nevada corporation, and us, on January 21, 2004 the Environmental Technologies stockholders transferred all of their shares of the Environmental Technologies stock to us, Environmental Technologies, Inc. became our wholly-owned subsidiary and we changed the Company’s name from “Cyber Public Relations, Inc.” to “Entech Environmental Technologies, Inc.”

After our acquisition of Environmental Technologies, we operated, through our wholly-owned subsidiary, H.B. Covey, Inc., a business providing construction and maintenance services to petroleum service stations in the southwestern part of the United States of America and installation services for consumer home products in Southern California.

During July 2007, we entered into and consummated a Stock Sale and Purchase Agreement pursuant to which we sold  H.B. Covey, Inc.

Principal Products

Our principal products include concentrated apple juice, concentrated pear juice, concentrated kiwifruit puree, fruit juice drinks, fresh fruits and organic fresh fruits.

There are two general categories of fruit and vegetable juices available in the market. One is fresh juice that is canned directly after filtering and sterilization upon being squeezed out of fresh fruits or vegetables. The other general category is juice drinks made out of concentrated fruit and vegetable juices. Concentrated fruit and vegetable juices are produced through pressing, filtering, sterilization and evaporation of fresh fruits or vegetables. They are used as the base material or ingredient for products such as drinks, fruit jams and fruit wines, etc. Concentrated juices are not drinkable. Instead, they are used as a basic ingredient for manufacturing juice drinks and as an additive to fruit wine and fruit jam, cosmetics and medicines.

Research and Development

We believe that through continuous investment in research and development, our product quality is always among the leaders in the industry and our market share continues to increase. Shaanxi Tianren has established a research and development institution with 41 research and development personnel. Shaanxi Tianren also from time to time retains external experts and research institutions. Research and development costs increased by $418,817 to $449,695 in fiscal year 2008 when compared to $30,878 for fiscal 2007, as we entered two contracts with an outside research institute to research and develop new products in fiscal year 2008.  These two contracts are from June 2008 to December 2009 under which we are required to make  a monthly payment of RMB 600,000 or $87,944.

Shaanxi Tianren currently possesses know how or other intellectual property related to 5 special production technologies, including technologies relating to the production of kiwifruit pulp, kiwifruit concentrated pulp, concentrated apple juice, concentrated pear juice and concentrated mulberry juice. Shaanxi Tianren has also developed new production processes for fruit juice products such as kiwifruit juice, guava juice and strawberry juice. Our whole new pulp and juice production technology and process consist of methods for membrane filtration, resin decolonization, hair removal, seed removal and grinding pulp into juice. The Flow-Through Capacitor (“FTC”) membrane reverse osmosis concentration and composite biological enzymolysis technology is for clarification of pulp juice. We believe that these are leading technologies for our industry.

Industry and Principal Markets

Global Market

The fruit and vegetable juice processing industry is an emerging industry that came into being at the end of the 19th century. Due to the natural and healthy quality of fruit and vegetable juice drinks, in recent years the consumption of such products has continued to grow and sales of pure fruit and vegetable juices and fruit and vegetable juice drinks have increased rapidly.

As reported in the Beverage Digest annual “Fact Book” for 2007, the non-alcoholic single serve beverage business is $106 billion in size and grew 4.1% by volume in 2006. Carbonated soft drinks (“CSD’s”) declined in volume in 2005 and 2006 for the first time in 20 years. Emerging as leaders within the beverage industry are single serve non-carbonated brands in tea, coffee, fortified water, juice, sports drinks, milk drinks and energy drinks (carbonated). This “new age” beverage category grew 15% to $25.9 billion in 2006.

China Market

China is a country with a large population, but the consumption of fruit juice is relatively very low, with annual per capita consumption of no more than 1 kilogram, which only accounts for 10% of total world consumption. If calculated based on annual world consumption rates, China’s market capacity for fruit juice beverages would be 9.1 million tons, indicating that there is a great potential market for the marketing of fruit juice beverages in China.

In China, the output of fruit juice and drinks nationwide was approximately 8,600,000 tons in 2006, an increase of 29.02% compared with that in 2005. From January to November 2007, output was approximately 9,851,806 tons, an increase of 21.92% compared with that of the first eleven months of 2006. From January to February 2008, output was approximately 1,685,673 tons, an increase of 9.54% compared with that of the first two months of 2007. Approximately 98% of the output of concentrated juices in China is exported to foreign countries, but only approximately 69% of the Company’s concentrated fruit juices were exported during the fiscal year ended December 31, 2008.

Shaanxi Tianren is located in Shaanxi Province. In 2007, the production volume of concentrated apple juice by companies located in Shaanxi Province was 640,000 tons, accounting for 61% of the total volume of concentrated apple juice from all of the PRC. At present, the output value and export volume of concentrated juice of Shaanxi Province all rank first among other provinces and cities in China.

Marketing

Shaanxi Tianren is certified and permitted to directly export its products. The certificate is issued by the Commercial Department of China.  More than 69 percent of our concentrated juices are directly and indirectly exported. One export channel is via distributors with good credit, and the other is the direct sale to end-users. In its main export markets (the U.S., Europe and Middle East), Shaanxi Tianren has stable distributors and end-users.

Sales of fruit juice products are mainly made in Chinese markets. Most of the products are sold through provincial level, city level and county level agents. The Company also sells directly to hotels, supermarkets and similar outlets. Our target markets for kiwifruit pulp, kiwifruit concentrated pulp and kiwifruit concentrated juice are mainly in Europe, Southeast Asia, South Korea, Japan, the Middle East, mainland China and Taiwan. Our target markets for concentrated apple juice and pear juice are in North America (especially in the U.S.), Europe and the Middle East.

Shaanxi Tianren uses the following marketing methods: directly marketing with foreign businesses via our sales department; attendance at various international farm and sideline products sales exhibitions, at which we contact clients from abroad to sell to them directly; and sales made through our trade websites.

Competition

The beverage industry is highly competitive. The principal areas of competition are pricing, product quality, packaging, development of new products and flavors and marketing campaigns. We believe that our advantages lie in our technology relating to the production of concentrated fruit juice of small breeds, including mulberry juice, kiwifruit juice and other types of juice with limited raw material and output. We can produce concentrated apple juice with 4%--8% acidity at relatively low cost. As all our factories are located near the production area of the raw material of fresh fruits, we believe that our transportation and storage costs are relatively lower than many of our competitors. At the same time, we believe we are a leader in the production of concentrated clear pear juice and can produce the highest quality products of concentrated clear pear juice in China.

Our ability to remain competitive will depend to a great extent upon our ongoing performance in these areas.  We cannot assure that we will continue to compete favorably or that we will be successful in the face of increasing competition from new products introduced and technologies employed by our existing competitors or new companies entering the market.

Raw Materials and Other Supplies

Our raw materials mainly consist of apples, pears and kiwifruits, which we procure in the PRC market and the cost of which represents over 51% of our overall production cost in fiscal year 2008. We source our pear and kiwifruit supplies mainly from our home province, Shaanxi Province, which is known for its pear and kiwifruit production. Our kiwifruit processing facilities are located in Zhouzhi County, Shaanxi Province, where 70% of the country’s kiwifruits are grown. We source our apple supply mainly from Liaoning Province, where our subsidiary, Huludao Wonder is located. The supply of our raw material fruits has traditionally been fragmented as we generally purchase directly from farmers. In addition, because the prices of raw material fruits change from season to season based on the output of the farms, we do not have long-term supply agreements with our suppliers. To secure our fruit supply and lower transportation costs, our processing facilities are strategically located near the various centers of fruit supply.

In addition to the raw materials, we purchase various ingredients, packaging materials and energy such as sweeteners, glass and plastic bottles, cans, packing barrels, pectic enzyme, other packaging materials, electricity, natural gas and motor fuel. We generally purchase our materials or supplies from multiple suppliers. We are not dependent on any supplier or group of suppliers. The Company does not have concentrations of business with vendors constituting greater than 10% of the Company’s purchases in fiscal year 2008 and 2007. The supply or cost of our materials could be adversely affected by various factors, including price changes, economic conditions, weather conditions and governmental controls.

Seasonality

Our business experiences mild seasonal effects as sales of our products are generally higher during the squeezing season from August through April of the following year. Sales of our products during the months from March through July generally tend to be lower due to a shortage of raw material of fresh fruits and a lower level of production activity. As a result, our results of operations for the third quarter and fourth quarter are generally stronger than those for our first quarter and second quarter. However, we are trying to diversify our products and prolong our squeezing season. There are also sales from inventory during the non-squeezing season. In 2008, we started our squeezing season in July with the early initiation of machine maintenance.

Government Regulation

Our products and services are subject to regulation by governmental agencies in the PRC and Shaanxi Province. Business and company registrations, along with the products, are certified on a regular basis and must be in compliance with the laws and regulations of the PRC and provincial and local governments and industry agencies, which are controlled and monitored through the issuance of licenses. Our licenses include an operating license which enables us to sell packaged food such as concentrated fruit and vegetable juice, fruit sugar, fruit pectin, fast-frozen and freeze-dried fruits and vegetables, dehydrated fruits and vegetables, fruit and vegetable juice drinks, fruit vinegar and organic food. The registration No. is 610100400000601.

Intellectual Property

The Company possesses the patent for a device used to crush and remove fruit from its peel (Patent No.: ZL200620078461.1), and a device for removing the filth on fruit peel and fruit hair (Patent Number: ZL200620078460.7).  These two patents have been granted by the State Intellectual Property Office of the People’s Republic of China.

Shaanxi Tianren registered the trademark of HEDETANG with the Trademark Bureau of the State Administration for Industry and Commerce of China on Nov. 4, 2005. The trademark expires on November 3, 2015 and can be extended upon expiration. Shaanxi Tianren has authorized all its subsidiaries to use this registered trademark for free on related products.

 Employees

As of December 31, 2008, Shaanxi Tianren had 357 full-time employees and 95 part-time employees. Of that amount, 47 are in administration, 22 in finance, 41 in research and development, 280 in production and 62 in marketing and sales.

 ITEM 1A ─ RISK FACTORS

Our business and operations entail a variety of risks and uncertainties, including those described below.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations and if we are not successful in addressing risks and difficulties that we may likely encounter, our business may be adversely affected.

Shaanxi Tianren began its operations in 2001. Our limited operating history in the fruit juice industry may not provide a meaningful basis on which to evaluate our business. Although Shaanxi Tianren’s revenues have grown rapidly since its inception, we cannot assure that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including potential failure to:

●           maintain our proprietary technology;
●           expand our product offerings and maintain the high quality of our products;
●           manage our expanding operations, including the integration of any future acquisitions;
●           obtain sufficient working capital to support our expansion and to fill customers’ orders in time;
●           maintain adequate control of our expenses;
●           implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed;
●    anticipate and adapt to changing conditions in the fruit juice industry markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

We may encounter substantial competition in our business and failure to compete effectively may adversely affect our ability to generate revenue.

We believe that existing and new competitors will continue to improve their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. Our competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition.

Our major competitors may be better able to successfully endure downturns in our industry. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which would likely sacrifice market share. Sales and overall profitability would be reduced in either case. In addition, we cannot assure that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

Our inability to fund capital expenditure requirements may adversely affect our growth and profitability and we are restricted from issuing any preferred stock or convertible debt in certain circumstances.

Our continued growth is dependent upon our ability to raise capital from outside sources. Our ability to obtain financing will depend upon a number of factors, including:

 ●              our financial condition and results of operations;
 ●              the condition of the PRC economy and the environmental protection product industry in the PRC; and
 ●              conditions in relevant financial markets.

Under our Series B Convertible Preferred Stock Purchase Agreement, dated February 25, 2008 with Barron Partners LLP and Eos Holdings, LLC (the “Stock Purchase Agreement”), we may not issue any preferred stock or convertible debt for three years following February 26, 2008, the closing date of the Stock Purchase Agreement, for so long as such investors shall continue to beneficially own 20% of the Series B Preferred Stock issued under the Stock Purchase Agreement.

If we are unable to obtain financing, as needed, on a timely basis and on acceptable terms, our financial position, competitive position, growth and profitability may be adversely affected.

We may not be able to effectively control and manage our growth and a failure to do so could adversely affect our operations and financial condition.

Our sales revenues have increased from approximately $17,427,204 for the fiscal year ended December 31, 2006 to approximately $29,361,941 for the fiscal year ended December 31, 2007, to $41,648,605 for the fiscal year ended December 31, 2008. If our business and markets continue to grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product offerings and in integrating acquired businesses with our own. These eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy these kinds of increased demands could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

We depend on a concentration of customers, the loss of one or more of which could materially adversely affect our operations and revenues.

Our revenue is dependent, in large part, on significant orders from a limited number of customers. Sales to our five largest customers accounted for approximately 34%, 29%,  and 57% of our net sales during the years ended December 31, 2008,2007 and 2006, respectively.. We believe that revenue derived from current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large customers would have a material adverse effect on our business, operating results and financial condition. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

Any significant fluctuation in the price of our raw materials may have a material adverse effect on the manufacturing cost of our products.

The prices of fresh fruits, our principal raw materials, are subject to market conditions and generally we do not, and do not expect to, have long-term contracts with our suppliers for those items. While these raw materials are generally available and we have not experienced severe raw material shortages in the past, in 2007 the prices of apples, kiwifruits and pears temporarily significantly increased because of a poor climate, which caused a sharp decrease in fruit output. We cannot assure that the necessary raw materials will continue to be available to us at prices currently in effect or acceptable to us. The prices for these raw materials have varied significantly and may vary significantly in the future. Numerous factors, most of which are beyond our control, influence prices of our raw material. These factors include general economic conditions, geographic conditions, climate condition, transportation delays and other uncertainties.

We may not be able to adjust our product prices, especially in the short-term, to recover cost increases in these raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

There are risks that the sales price of our products will change, which will affect our profits.

According to financial analysis of Shaanxi Tianren, the operating income of Shaanxi Tianren is very sensitive to the sales price of concentrated fruit juice. If the sales price of concentrated fruit juice changes, it will directly influence the continuity and stability of our gains.

The factors influencing the sales price of concentrated fruit juice include the supply price of fresh fruit, supply and demand of our products in international and domestic markets and competition in the fruit juice industry.

We may engage in future acquisitions that could dilute the ownership interests of our stockholders, cause us to incur debt and require us to assume contingent liabilities.

As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage or enhance our technological capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses and we expect to make investments in, and to acquire, businesses, products, or technologies in the future. In the event of any future acquisitions, we could:

●       issue equity securities which would dilute current stockholders’ percentage ownership;
●       incur substantial debt;
●       expend significant cash.

These actions could have a material adverse effect on our operating results or the price of our Common Stock. Moreover, even if we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

  ●        difficulties in the assimilation of acquired operations, technologies and/or products;
  ●        unanticipated costs associated with the acquisition or investment transaction;
  ●        the diversion of management’s attention from other business concerns;
  ●        adverse effects on existing business relationships with suppliers and customers;
  ●        risks associated with entering markets in which we have no or limited prior experience;
  ●        the potential loss of key employees of acquired organizations;
  ●        accounting issues that arise in connection with the acquisition or investment;
  ●       challenges in retaining customers of acquired businesses; and
  ●       substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

We cannot ensure that we will be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

We may not be able to prevent others from unauthorized use of our patents, which could harm our business and competitive position.

Our success depends, in part, on our ability to protect our proprietary technologies. We own two patents in the PRC covering our fruit process technology. The process of seeking patent protection can be lengthy and expensive and we cannot assure that our existing or future issued patents will be sufficient to provide us with meaningful protection or commercial advantages.

We also cannot assure that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make, use or sell our products in either the PRC or other countries.

The implementation and enforcement of PRC intellectual property laws historically have not been vigorous or consistent, primarily because of ambiguities in the PRC laws and a relative lack of developed enforcement mechanisms. Accordingly, intellectual property rights and confidentiality protections in the PRC are not as effective as in the United States and other countries. Policing the unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation will require significant expenditures of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, competitive position, business prospects and reputation.

We may need additional capital to fund our future operations and, if it is not available when needed, we may need to reduce our planned development and marketing efforts, which may reduce our sales revenues.

We believe that our existing working capital and cash available from operations will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of distribution channels and associated support personnel requires a significant commitment of resources. In addition, if the markets for our products develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenues, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution of the shares held by existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may provide the holders certain rights, preferences, and privileges senior to those of common stockholders, and the terms of such debt could impose restrictions on our operations. We cannot assure that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate.

We are constantly striving to improve our internal accounting controls. We hope to develop an adequate internal accounting control to budget, forecast, manage and allocate our funds and account for them. There is no guarantee that such improvements will be adequate or successful or that such improvements will be carried out on a timely basis. The PRC historically has not adopted a Western style of management and financial reporting concepts and practices, as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing accounting and financial controls, collecting financial data, budgeting, managing our funds and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as will be required under Section 404 of the Sarbanes Oxley Act of 2002 and complying with other U.S. securities laws.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by the Company’s independent registered public accountants. The SEC extended the compliance dates for “non-accelerated filers,” as defined by the SEC. During 2008 we changed our fiscal year end from September 30 to December 31 and in accordance with SEC rules, we filed a transition report for the period from October 1, 2007 to December 31, 2007. The transition report was on Form 10-Q and contained unaudited financial statements as permitted under such rules. The annual assessment of our internal controls requirement applies to this Annual Report on Form 10-K and the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2009. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Our lack of familiarity with Section 404 may unduly divert management’s time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

We may have inadvertently violated Section 402 of the Sarbanes-Oxley Act of 2002 and Section 13(k) of the Exchange Act of 1934 as a result of advances we made to a company controlled by our Chairman of the Board and Chief Executive Officer and a director of one of our subsidiaries, as well as a distribution which one of our subsidiaries erroneously paid to such persons; as a result, we may be subject to civil and criminal sanctions which, if imposed, could have a material adverse effect upon us.

On February 22, 2008 we consummated a Share Exchange Agreement pursuant to which we acquired Pacific, a Vanuatu corporation which in turn owns 99% of the equity interests in Shaanxi Tianren. At such time Shaanxi Hede Investment Management Co., Ltd. (“Hede”), a PRC company of which Yongke Xue, the Chairman of the Board, Chief Executive Officer and a director of the Company, and Xiaoqin Yan, a director of the Company, own 80% and 20%, respectively, of the equity interests, was indebted to Shaanxi Tianren on account of previous loans made by Shaanxi Tianren to Hede, including advances aggregating RMB 31,544,043 (approximately $4,318,381 based on the exchange rate as of December 31, 2007) made during the period from June 6, 2007 to December 29, 2007 which were used by Hede to pay a portion of the purchase price for Hede’s acquisition of Huludao Wonder (a company which Shaanxi Tianren and Hede contemplated would be sold at Hede’s cost to the Company after a one year holding period).  In January 2008, Shaanxi Tianren paid rental expense of RMB 11,038 (approximately $1,618 based on the exchange rate as of December 31, 2008) to the landlord of Hede’s office space on behalf of Hede. In May 2008, Shaanxi Tianren assumed Hede’s obligation of RMB 18,000,000 (approximately $2,638,329 based on the exchange rate of December 31, 2008) for the balance of the purchase price for Huludao Wonder.

On June 10, 2008 Hede sold Huludao Wonder to Shaanxi Tianren for a total price of RMB 48,250,000 (the same price which Hede paid for Huludao Wonder). As of May 31, 2008, Shaanxi Tianren had a related party receivable of RMB 48,929,272 from Hede, which was credited against the purchase price (so that Shaanxi Tianren did not pay any cash to Hede for the purchase) and the remaining balance of the loans and advances of RMB 679,272 (approximately $99,564 based on the exchange rate as of December 31, 2008) to Hede was repaid to the Company on June 11, 2008. No interest or other consideration was paid by Hede to the Company on account of the time value of money with respect to the loans and advances made by Shaanxi Tianren to Hede.

Notwithstanding Hede’s repayment in full of loans made by Shaanxi Tianren to Hede, the existence of indebtedness of Hede to Shaanxi Tianren at the time the Company acquired Shaanxi Tianren and the continuation of such indebtedness thereafter until it was fully repaid in June 2008 may constitute a violation of Section 13(k) of the Exchange Act (Section 402(a) of the Sarbanes-Oxley Act of 2002). Section 13(k) provides that it is unlawful for a company, such as the Company, which has a class of securities registered under Section 12(g) of the Exchange Act, to directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the company.

In addition, in May 2008 Pacific erroneously paid $5,007,850 to its former shareholders, including Xiaoqing Yan and Yongke Xue, as the result of a dividend declaration by Pacific in February 2008. Because the recipients of the money were no longer shareholders of Pacific, the transaction has been treated for accounting purposes as an interest free loan. In June 2008, the directors and other related parties returned the monies they received, without interest. Although the money has been repaid to the Company in full, the receipt by Xiaoqing Yan and Yongke Xue of the erroneous dividend may also be deemed to be a violation of Section 13(k) of the Exchange Act.

Issuers violating Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on the Company may have a material adverse effect on our financial position, results of operations or cash flows.

The Company has not concluded that either the advances made to Hede by Shaanxi Tianren or the receipt of money by two of the Company’s directors as a result of an erroneously paid dividend were personal loans within the meaning of Section 13(k) of the Exchange Act or that any violations of the Exchange Act have occurred relating to such matters. The Company also has not received any notice that the matters discussed herein are under investigation by any governmental authority or that any proceeding relating to such matters has been initiated by any person.

Partially in response to the matters set forth herein, in September 2008, our Board of Directors adopted a policy regarding approval of related party transactions. Under the policy, any related party transaction in which the aggregate amount involved is expected to exceed $50,000 must be approved by the Audit Committee and no director shall participate in any discussion or approval of a transaction which would be considered to be a related party transaction in which such person is interested.

The release from escrow of Make Good Escrow Stock due to our failure to achieve certain financial targets in 2008 or 2009 would dilute the equity interests of existing stockholders.

Under our Stock Purchase Agreement dated February 25, 2008 with Barron Partners LLP and EOS Holdings, LLC (collectively, the “Investors”), if our consolidated pre-tax income for the fiscal years ended December 31, 2007 and  December 31, 2008 was less than RMB 67,400,000 and RMB 84,924,000, respectively or our consolidated pre-tax income for the fiscal year ending December 31, 2009 is less than RMB 107,004,240, then, depending on the amount of the shortfall from such targets, some or all of the 2,000,000 shares of our Series B Stock we have placed in escrow (“Make Good Escrow Stock”) may be transferred to the Investors who purchased Series B Stock from us in the financing transaction which closed in February 2008. Our consolidated pre-tax income for the fiscal years ended December 31, 2007 and December 31, 2008 were RMB 68,939,855 and RMB 91,227,389, respectively  Therefore, there was no Make Good Escrow Stock delivered to the Investors out of the escrow in respect of the fiscal years ended December 31, 2007 and December 31, 2008. If we also achieve our income target in 2009, none of such shares shall be transferred to the Investors and such shares will be cancelled. The transfer to Investors of some or all of the Make Good Escrow Stock and the subsequent conversion of such shares into common stock would increase the number of outstanding shares of our common stock and dilute the equity interests of existing stockholders. Whether or not shares of Series B Stock which are transferred to Investors are converted into Common Stock, the transfer of some or all of Make Good Escrow Stock to the Investors could depress the market price of our Common Stock.

We do not have key man insurance on our Chairman and CEO, on whom we rely for the management of our business; the loss of the services of our Chairman or CEO could have a material adverse effect on our business.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Hongke Xue, Shaanxi Tianren’s Chairman of the Board and CEO, and Mr. Yongke Xue, the Company’s Chairman of the Board and CEO. The loss of the services of Mr. Hongke Xue or Mr. Yongke Xue, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that their services will continue to be available to us, or that we will be able to find a suitable replacement for either of them. We do not carry key man life insurance for any key personnel.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior technology personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. Such failure could materially and adversely affect our future growth and financial condition.

We do not presently maintain product liability insurance, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We currently do not carry any product liability or other similar insurance. Unlike the United States and other countries, product liability claims and lawsuits are extremely rare in the PRC. However, we cannot assure that we would not face liability in the event of the failure of any of our products. We cannot assure that, especially as the PRC’s domestic consumer economy and industrial economy continues to expand, product liability exposures and litigation will not become more commonplace in the PRC, or that we will not face product liability exposure or actual liability as we expand our sales into international markets, like the United States, where product liability claims are more prevalent.

Our concentrated fruit juices exported to foreign countries have to be incompliance with foreign quality standards. The Company has obtained a number of globally recognized quality certificates, including ISO9001 certification, HACCP (Hazard Analysis and Critical Control Point) certification, kosher certification, and Organic Food Quality System certification (OSA). In addition, our manufacturing techniques and products comply with rigorous standards set forth by the FDA (U.S. Food and Drug Administration), NFPA (U.S. National Food Processors Association), KFL (U.S. Krueger Food Laboratories) and SGF (Market Control System of Fruit Juice in Europe). Our success depends on our ability to maintain the product quality of our existing products and new products. Product quality issues, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products.  We may be required from time to time to recall products entirely or from specific co-packers, markets or batches.  Product recalls could adversely affect our profitability and our brand image.  We do not maintain recall insurance.

While we have to date not experienced any credible product liability litigation, there is no assurance that we will not experience such litigation in the future.  In the event we were to experience product liability claims or a product recall, our financial condition and business operations could be materially adversely affected.

We may be adversely affected by changes in the international fruit juice market because of our dependence on the international market.

In 2008, over 69% of the Company’s concentrated fruit juice was exported directly or indirectly. Because of our reliance on international markets, changes of foreign politics, law, economy and demands in international markets will have a large influence on the operation of Shaanxi Tianren.

Shaanxi Tianren’s operating income is very sensitive to the sales price of concentrated fruit juice. A change in international demands will directly influence the sales price.

If there is a large gap between the export price and the domestic price of concentrated fruit juice and China exports on a large scale, anti-dumping actions might apply to Chinese concentrated fruit juice. As the majority of concentrated fruit juice of Shaanxi Tianren is for export, there is a potential risk for us to be affected by any anti-dumping action.

Risks Related to Doing Business in the PRC

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in China. The PRC government has confirmed that economic development will follow the model of a market economy, such as the United States. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. Our interests may be adversely affected by changes in policies by the PRC government, including:

 ●           changes in laws, regulations or their interpretation;
 ●           confiscatory taxation;
 ●           restrictions on currency conversion, imports or sources of supplies;
 ●           expropriation or nationalization of private enterprises.

Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social life.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, and the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We, and any future subsidiaries, are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may harm our profitability.

In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated raises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

Shaanxi Tianren is subject to restrictions on paying dividends and making other payments to us. We might be unable to pay dividends to investors.

We are a holding company incorporated in the State of Florida and do not have any assets or conduct any business operations other than our investments in our subsidiaries and affiliates, Pacific and Shaanxi Tianren. As a result of our holding company structure, we rely entirely on dividend payments from Shaanxi Tianren, our subsidiary in China. PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiary in the PRC also is required to set aside a portion of its after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if Shaanxi Tianren incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or Pacific are unable to receive all of the revenues from Shaanxi Tianren’s operations, we may be unable to pay dividends on our Common Stock.

Governmental control of currency conversion may affect the value of your investments.

The PRC government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Renminbi is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current accounting items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also in the future restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the renminbi may harm your investments.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our Common Stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in significant appreciation of the RMB against the U.S. dollar. There remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents, if applied to us, may subject the PRC resident shareholders of us or our parent company to personal liability and limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary, limit our PRC subsidiary’s ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange (“SAFE”) issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China (the “SAFE Notice”), which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. After the SAFE notice, an implementation rule on the SAFE notice was issued on May 29, 2007 which provides for implementation guidance and supplements the procedures as provided in the SAFE notice. For an offshore special purpose company which was established and owned onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration requirement is required.

Due to lack of official interpretation, some of the terms and provisions of the SAFE Notice and its implementation rules remain unclear, and the implementation of the SAFE Notice by central SAFE and local SAFE branches has been inconsistent since its adoption. Based on the advice of our PRC counsel, Global Law Offices, located in Beijing, and after consultation with relevant SAFE officials, we believe that the PRC resident shareholders of our parent company were required to complete their respective SAFE registrations pursuant to the SAFE Notice.

Moreover, because of uncertainty over how the SAFE Notice will be interpreted and implemented, and how or whether the SAFE Notice and implementation rules will apply to us, we cannot predict how SAFE will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE Notice by our or our parent company’s PRC resident shareholders. In addition, such PRC residents may not always be able to complete registration procedures required by the SAFE Notice. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our or our parent company’s PRC resident shareholders or future PRC resident shareholders to comply with the SAFE Notice, if SAFE requires it, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect our operations.

A renewed outbreak of SARS or another widespread public health problem in the PRC, where all of our revenue is derived, could have an adverse effect on our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that would adversely disrupt our operations.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Because our principal assets are located outside of the United States, it may be difficult for you to use the United States Federal securities laws to enforce your rights against us and our officers and some directors in the United States or to enforce judgments of United States courts against us or them in the PRC.

All of our present officers and directors (except directors Norman Ko, Robert B. Fields and CFO and Corporate Secretary Spring Liu, who are residents of the United States) reside outside of the United States. In addition, our operating subsidiary, Shaanxi Tianren, is located in the PRC and substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Aside from CFO Spring Liu, the individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Risks Related to Our Common Stock.

Our officers, directors and their relatives control us through their positions and stock ownership and their interests may differ from other stockholders.

Hongke Xue, the brother of one of our directors and our CEO, Yongke Xue, is the voting trustee for the benefit of Fancylight Limited. Fancylight Limited owns 17,604,938 shares of Common Stock, which carry 17,604,938 votes upon all matters submitted for a vote of stockholders. As a result, our officers and directors and their relatives may be able to control the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. The interests of our directors and officers may differ from other stockholders. Furthermore, the current ratios of ownership of our Common Stock reduce the public float and liquidity of our Common Stock which can, in turn, affect the market price of our Common Stock.

Our current ownership structure may affect the market price of our Common Stock.

Hongke Xue, the brother of one of our directors and our CEO, Yongke Xue, is the voting trustee for the benefit of Fancylight Limited. Fancylight Limited owns 17,604,938 shares of Common Stock, which is approximately 79% of our outstanding Common Stock as of March 25, 2009. The substantial ownership of our Common Stock by one stockholder reduces the public float and liquidity of our Common Stock. The limited public float of our Common Stock may adversely affect the market price of our Common Stock.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary. In addition, our operating subsidiary, Shaanxi Tianren, from time to time may be subject to restrictions on its ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

Our Common Stock is thinly traded, so you may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Currently our Common Stock is quoted in the OTC Bulletin Board market and the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded. The OTC Bulletin Board market is an inter-dealer market much less regulated than the major exchanges and our Common Stock is subject to abuses, volatility and shorting. Thus there is currently no broadly followed and established trading market for our Common Stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our Common Stock has been and may continue to be limited and sporadic. As a result of such trading activity, the quoted price for our Common Stock on the OTC Bulletin Board may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotations as to the market value of our Common Stock and as a result, the market value of our Common Stock likely would decline.

Our Common Stock is currently subject to the “penny stock” rules which require delivery of a schedule explaining the penny stock market and the associated risks before any sale.

Our Common Stock is currently subject to regulations prescribed by the SEC relating to “penny stocks.” The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse)). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell the Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Our Common Stock is illiquid and subject to price volatility unrelated to our operations.

The market price of our Common Stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our Common Stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our Common Stock.

A large number of shares is eligible for future sale and this may depress our stock price.

Pursuant to a Registration Statement on Form S-1 which was declared effective by the Securities and Exchange Commission on February 5, 2009, we have registered for resale by two stockholders an aggregate of 9,833,333 shares of our Common Stock which may be issued upon conversion of shares of our Series B Convertible Preferred Stock and upon exercise of warrants to purchase Common Stock which are held by such stockholders. Accordingly such shares, upon issuance would be freely tradable. In addition, sales of our Common Stock not held by our affiliates may be currently made under Rule 144.  Sales of our Common Stock, or a perception that such sales could occur, and the existence of warrants to purchase shares of Common Stock at prices that may be below the then current market price of the Common Stock, could adversely affect the market price of our Common Stock and could impair our ability to raise capital through the sale of our equity securities.

We are authorized to issue “blank check” preferred stock, which, if issued without stockholders approval, may adversely affect the rights of holders of our Common Stock.

We are authorized to issue 10,000,000 shares of preferred stock. Our Board of Directors is authorized under our Articles of Incorporation to provide for the issuance of shares of preferred stock by resolution, and by filing a certificate of designations under Florida law, to fix the designation, powers, preferences and rights of the shares of each such series of preferred stock and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders. Accordingly, our Board of Directors has designated 7,000,000 shares of Series B Convertible Preferred Stock (of which 5,448,480 shares of Series B Preferred Convertible Stock are issued or outstanding, including 2,000,000 shares of Series B Preferred Convertible Stock that are in an escrow account to be held by an escrow agent as make good shares in the event the Company’s consolidated pre-tax income and pre-tax income per share, on a fully-diluted basis, for the years ended December 31, 2007, 2008 or 2009, are less than certain pre-determined target numbers.). Any shares of preferred stock that are issued are likely to have priority over our Common Stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for the Company and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of our preferred stock in order to discourage or delay a change of control or for any other reason. However, there can be no assurance that preferred stock will not be issued at some time in the future.

We are responsible for the indemnification of our officers and directors.

Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. Consequently, we may be required to expend substantial funds to satisfy these indemnity obligations.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

Our principal executive offices are located at 16F, National Development Bank Tower, No.2 Gaoxin 1st Road, Hi-Tech Industrial Zone, Xi’an, Shaanxi Province, PRC 710065, and our telephone number is 011-86-29-88386415. The area of our office is approximately 1,400 square meters. We lease such offices from Zhonghai Trust Co., Ltd. under a lease dated June 23, 2008, for a one-year term commencing July 1, 2008 at a total annual rental of RMB 674,000, or approximately $96,858, based on the exchange rate as of December 31, 2009. The Company is planning to purchase the leased offices from Zhonghai Trust Co., Ltd. The negotiation is still in process as of the filing date of this Annual Report on Form 10-K.

We also own three factories through our subsidiaries. One is a factory located at Sanqu Town, Jingyang County, Xianyang City, Shaanxi Province. The factory occupies an aggregate of approximately 34,476 square meters of land and contains a manufacturing facility. Another factory is located at Siqun Village, Mazhao Town, Zhouzhi County, Xi’an City, Shaanxi Province. That factory occupies an aggregate of approximately 57,935 square meters of land and contains a manufacturing facility. The third factory is located at Hujia Village, Gaotai Town, Suizhong County, Huludao, Liaoning Province.  The factory occupies an aggregate of approximately 86,325 square meters of land, factory buildings and machinery.

There is no private ownership of land in China. All land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. We own the land use rights for the 34,476 square meters of land at Sanqu Town, which have a term of 49 years from 2007, 57,935 square meters of land at Siqun Village, which have a term of 41 years from 2007, and the 86,325 square meters of land at Suizhong County, which have a term of 50 years from 2004.

We believe that our current office is adequate to meet our needs, and that additional facilities will be available for lease, if necessary, to meet our future needs.

ITEM 3 – LEGAL PROCEEDINGS

From time to time we are a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the OTC Bulletin Board (ticker symbol SPFJ.OB) The following table sets forth, for the periods indicated, the range of high and low sales prices of our Common Stock as quoted by the OTC Bulletin Board:

Quarter Ended	High	Low
Fiscal 2007
March 31, 2007	$13.15	$3.29
June 30, 2007	$19.72	$3.29
September 30, 2007	$23.01	$9.86
December 31, 2007	$9.86	$8.22

Fiscal 2008
March 31, 2008	$9.86	$2.47
June 30, 2008	$6.58	$3.29
September 30, 2008	$5.90	$2.65
December 31, 2008	$3.25	$2.25

Stockholders

As of December 31, 2008, there were 22,271,786 shares of our Common Stock issued and outstanding, and the Company had approximately 87 record holders of Common Stock.

Dividend Policy

We have not declared or paid any cash dividends on our Common Stock during our last two fiscal years. On February 4, 2008, before the reverse merger transaction, the Board of Directors of Shaanxi Qiyiwangguo declared a cash dividend of $2,953,665 to its former shareholders. Since Shaanxi Tianren holds a 91.15% interest in Shaanxi Qiyiwangguo, $2,692,266 was payable to Shaanxi Tianren and $261,399 was payable to its minority interest holders. On the same date, the Board of Directors of Shaanxi Tianren declared a cash dividend of $5,058,434 to its shareholders. Since Pacific holds a 99% interest in Shaanxi Tianren, $5,007,850 was payable to Pacific and $50,584 was payable to its minority interest holders. The inter-company dividend was eliminated in the consolidated statement. The dividend payable to minority interest holders was $311,983.

The payment of dividends is at the discretion of the Board of Directors and is contingent on the Company’s revenues and earnings, capital requirements, financial condition and the ability of our operating subsidiary, Shaanxi Tianren, to obtain approval to send monies out of the PRC. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the near future.

The PRC’s national currency, the yuan, is not a freely convertible currency. Please refer to the risk factors “Governmental control of currency conversion may affect the value of your investment,” “The fluctuation of the renminbi may harm your investment” and “PRC regulations relating to the establishment of offshore special purpose companies by PRC residents, if applied to us, may subject the PRC resident shareholders of us or our parent company to personal liability and limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary, limit our PRC subsidiary’s ability to distribute profits to us or otherwise materially adversely affect us.”

ITEM 6 – SELECTED FINANCIAL DATA

	December 31,	December 31,		December 31,		December 31,
	2008	2007		2006		2005

Net Sales	$41,648,605	$29,361,941	(2)	$17,427,204	(1)	$7,027,889

Income from Operations	13,053,000	9,018,440		6,251,907		1,619,163

Net Income	10,010,302	7,596,403		3,845,270		1,035,384

Basic Earnings per Share:	0.37	0.35		0.17		0.05

Diluted Earnings per Share :	0.37	0.35		0.17		0.05

Weighted Average Common
Stocks Outstanding
Basic	22,230,334	22,006,173		22,006,173		22,006,173
Diluted	26,831,961	22,006,173		22,006,173		22,006,173

Consolidated Balance Sheets

Current Assets	$30,113,544	$17,865,439		$8,248,890		$2,138,090
Current Liabilities	16,681,046	12,747,223		4,409,004		4,634,979
Working Capital	13,432,498	5,118,216		3,839,886		(2,496,889)

Total Assets	59,287,331	42,119,955		21,422,048		10,423,129

Long-term Debt and
Capital Leases	-	2,053,501		-		-
Stockholders' Equity	$41,059,966	$26,245,867		$16,300,181		$5,777,652

(1)	The net sales included the sales from the business acquired in Shaanxi Qiyiwangguo
(2)	The net sales included the sales from the business acquired in Huludao Wonder.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our disclaimer on “Forward-Looking Statements,”  “Item 1. Business,” “Item 1A. Risk Factors,” “Item 6. Selected Financial Data” and Consolidated Financial Statements, the notes to those statements and other financial information contained elsewhere in this Annual Report on Form 10-K.

Overview

We are engaged in the business of research and development, production and sales of special concentrated fruit juices, fast-frozen and freeze-dried fruits and vegetables and fruit juice drinks through our indirect subsidiary, Shaanxi Tianren, in the PRC. Shaanxi Tianren is 99% owned by Pacific. Previously, we were a shell company with no significant business operations. As a result of the consummation of a reverse merger transaction, on February 26, 2008 we ceased to be a shell company and became an indirect holding company for Shaanxi Tianren through Pacific. Pacific acquired a 99% ownership interest in Shaanxi Tianren in September 2007 through a reorganization between entities under common control. Because Shaanxi Tianren’s operations are the only significant operations of the Company and its affiliates, the business and financial results of Pacific reflect those of Shaanxi Tianren. As a result, this discussion and analysis focuses on the business results of Shaanxi Tianren comparing its results in the fiscal year ended December 31, 2008 with its results in the corresponding period of 2007.

Below is the Company’s corporate structure:

*Xi’an Qinmei Food Co., Ltd., an entity which is not affiliated with the Company, owns the other 8.85% of the equity interest in Shaanxi Qiyiwangguo Modern Organic Co., Ltd. (former Xi’an Tianren Modern Organic Co. Ltd.)

There are two general categories of fruit and vegetable juices available in the market. One is fresh juice that is canned directly after filtering and sterilization upon being squeezed out of fresh fruits or vegetables. The other general category is juice drinks made out of concentrated fruit and vegetable juice. Concentrated fruit and vegetable juices are produced through pressing, filtering, sterilization and evaporation of fresh fruits or vegetables. They are used as the base material or ingredient for products such as drinks, fruit jam and fruit wine, etc. Concentrated juices are not drinkable. Instead, they are used as a basic ingredient for manufacturing juice drinks and as an additive to fruit wine and fruit jam, cosmetics and medicines.

For Shaanxi Tianren, the period between each August through March or April is our squeeze season when fresh fruits are available in the market and concentrated fruit juices are produced out of fresh fruits.  In 2008 we started our squeezing season in July with the early initiation of machine maintenance. We produce and sell both concentrated fruit juices and juice drinks. Compared to juice drinks, our concentrated juice products generally achieve a higher gross margin than that of juice drinks. Therefore, our core products are concentrated apple, pear and kiwifruit juices and our production has strategically been focused on concentrated juice products. We also produce juice drinks and other derivative products, especially when we are not in squeeze season. Our wide range of product offerings and our ability to shift focus among products based on supply and demand in the market and seasonal factors help us to diversify our operational risks and supplement our revenue generation.

Our main products include concentrated apple juice, concentrated pear juice, concentrated kiwifruit puree, fruit juice drinks, fresh fruits and organic fresh fruits. Our raw materials mainly consist of apples, pears and kiwifruits, which we procure in the PRC market and the cost of which represents over 51% of our overall production cost in fiscal year 2008. We source our pear and kiwifruit supplies mainly from our home province, Shaanxi Province, which is known for its pear and kiwifruit production. Our kiwifruit processing facilities are located in Zhouzhi County, Shaanxi Province, where 70% of the country’s kiwifruits are grown. We source our apple supply mainly from Liaoning Province, where our subsidiary, Huludao Wonder Fruit Co., Ltd. (“Huludao Wonder”) is located. The Company is committed to continual research and development in new products and technologies. In June 2008, Shaanxi Tianren began the production of concentrated peach juice in its Jingyang Branch Office.  It uses low-temperature pulp breaking technology and low-temperature concentration technology to produce concentrated white peach pulp, optimizing the production parameters. The production of peach juice helped the diversification of our products and prolonged the squeeze season.  Because of the seasonal nature in the growing and harvesting of fruits and vegetables, our business is seasonal and can be greatly affected by weather. In the squeezing season of 2007, the main production areas of apples and pears in China suffered from poor weather, which caused a lower yield in the apple and pear crops. As a result, our cost of raw materials was higher in 2007.

To take advantage of economies of scale and to enhance our production efficiency, each of our manufacturing facilities has a focus on juice products centering around one particular fruit according to the proximity of such manufacturing to the supply center of that fruit. All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods. Since June 2007, after we leased the production facilities of Huludao Wonder, we have been operating our pear juice products business out of our Jingyang Branch Office. Our business involving apple juice products is operated out of the facilities of Huludao Wonder, and our business involving kiwifruit products is run out of Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd. (“Shaanxi Qiyiwangguo”), in which we have held a 91.15% ownership interest since May 2006.

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

Shaanxi Tianren is permitted by the relevant governmental authorities to directly export our products. More than 69% of our products are exported either through distributors with good credit or to end-users directly. Our distributors are generally domestic export companies. Although we generally renew our distribution agreements with our distributors on a yearly basis, we maintain a long-term relationship with our distributors. Our main export markets are the U.S., Europe, Russia, and the Middle East.

Fiscal 2008 Highlights

•	Total revenue increased by $12,286,664, or 41.8%, from $29,361,941 for fiscal 2007 to $41,648,605.
•	Income from operations increased by $4,034,560 to $13,053,000, compared to $9,018,440 for fiscal 2007.
•	Gross profit margins increased by 16.7% to 43.3% for fiscal 2008, compared with gross profit margins of 37.1% for fiscal year 2007.
•	General and administrative expenses as a percentage of revenue increased by 60.2% from 3.9% of revenue for fiscal year 2007 to 6.3% of revenue for fiscal year 2008.
•	Selling expenses as a percentage of revenue increased by 38.8%, from 2.3% of revenue for fiscal year 2007 to 3.2% of revenue for fiscal year 2008.
•	Research and development expenses as a percentage of revenue increased by 854.9%, from 0.1% of revenue for fiscal year 2007 to 1.0% of revenue for fiscal year 2008.
•	Net income increased by $2,413,899, or 31.8%, from $7,596,403 for fiscal 2007 to $10,010,302.
●	Total assets increased 27.2% to $59,287,331 as compared to $46,610,128 in fiscal 2007.
•	Total liabilities increased 12.7% to $16,681,046 as compared to $14,800,724 in fiscal 2007.
•	Working capital increased 162.4% to $13,432,498 as compared to $5,118,216 in fiscal 2007.
•	Shareholders’ equity increased 56.4% to $41,059,966 as compared to $26,245,867 in fiscal 2007.
•
Between February 22, 2008 and February 25, 2008, we entered into a series of transactions whereby we acquired 100% of the ownership interest in Pacific from a share exchange transaction and raised $3,400,000 gross proceeds from certain accredited investors in a private placement transaction. As a result of the consummation of these transactions, Pacific is now a wholly-owned subsidiary of the Company. Pacific acquired a 99% ownership interest in Shaanxi Tianren in September 2007. Because Shaanxi Tianren’s operations are the only significant operations of the Company and its affiliates, the business and financial results of Pacific reflect those of Shaanxi Tianren.

•
In April 2008, we increased the size of our Board of Directors to five, a majority of whom are independent directors. On April 25, 2008, we established an Audit Committee and Compensation Committee of our Board of Directors.

•	On May 23, 2008, we amended the Company’s Articles of Incorporation and changed our name to SkyPeople Fruit Juice, Inc. to better reflect our business.
•	On June 10, 2008, we completed the acquisition of Huludao Wonder.

•
On June 1, 2008, Shaanxi Tianren entered into a memorandum agreement with Xi’an Dehao Investment Consultation Co. Ltd. (“Dehao”). Under the terms of the agreement, Dehao agreed to transfer 100% of the ownership interest of Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) to Shaanxi Tianren. Shaanxi Tianren made a refundable down payment of RMB 15,000,000, or approximately $2,198,608 based on the exchange rate of December 31, 2008, to Dehao as a deposit for the purchase in August 2008. As of March 23, 2009 we were still in the process of negotiating certain of  the terms of the acquisition with Dehao and also were seeking a  third party market value evaluation of Yingkou. We hope to complete the acquisition by the end of  the second quarter of fiscal 2009.

•
We began the production of concentrated peach juice in at our Jingyang production base in June 2008. We launched large-scale production of concentrated mulberry juice at our Jingyang production base in September 2008.

The highlights above are intended to identify some of our more significant events and transactions during our fiscal year 2008, and recent events that occurred after the fiscal year end. However, these highlights are not intended to be a full discussion of our results for the year.  These highlights should be read in conjunction with the following discussion of “Results of Operations” and “Liquidity and Capital Resources” and with our consolidated financial statements and footnotes accompanying this Annual Report.

Subsequent Events

Our registration statement to register for resale an aggregate of 9,833,333 shares of the Common Stock issuable upon conversion of our Series B Convertible Preferred Stock and warrants to purchase common stock which we sold to two Investors pursuant to a Stock Purchase Agreement on February 26, 2008 was declared effective by the Securities and Exchange Commission (the “SEC”) on February 5, 2009.  We recorded liquidated damages of $254,301 in fiscal year 2008 due to the failure to meet the timetables provided for in the Registration Rights Agreement with such Investors which was entered into in connection with the Stock Purchase Agreement.

General Financial Information

During fiscal year 2008, total assets increased by $17,167,376 from $42,119,955 at December 31, 2007 to $59,287,331 at December 31, 2008. The majority of the increase was in cash and equivalents, accounts receivable, prepaid expenses and other current assets, property, plant and equipment and other assets.

Cash and cash equivalents reached $15,274,171 as of December 31, 2008, an increase of 273.1% from $4,094,238 as of December 31, 2007. The increase in cash and cash equivalents was mainly due to net gross proceeds of $3,115,072 received from certain accredited investors in a private placement transaction on February 26, 2008 and an increase of $15,418,864 in net revenue generated in fiscal year 2008.

Accounts receivable at December 31, 2008 were $11,610,506, an increase of $2,456,819, or 26.8%, compared to $9,153,687 at December 31, 2007. The increase was attributable mainly to an increase in sales in fiscal 2008. The turnover of accounts receivable was 85 days for fiscal 2008, a decrease of 3 days, compared to 88 days for fiscal 2007. The decrease in the accounts receivable turnover was due primarily to improvement in collections in Shaanxi Tianren.

Inventory at December 31, 2008 was $1,844,397, a decrease of $2,615,752, or 58.6%, compared to $4,460,419 at December 31, 2007.  Our inventory as of December 31, 2007 consisted largely of concentrated apple juice produced by Huludao Wonder. We started operating Huludao Wonder in June 2007 pursuant to a lease and management arrangement with Hede. However, Huludao Wonder did not book any sales until November 2007 due to the delay in obtaining an export permit. As such, we accrued a large amount of inventory in fiscal year 2007. In addition, we reduced the inventory of apple related products in fiscal year 2008, which have a low gross margin due to the decrease in price in the international market.

Prepaid expenses and other current assets at December 31, 2008 were $1,087,076, an increase of $985,448 from that balance at December 31, 2007, due primarily to an increase of $580,314 in prepaid raw material of fresh apples. In the squeezing season of apple in 2008, we saw a decrease in the price of fresh apples due to an abundant harvest of apple and the influence of the decrease in the sales price of apple related products in the international market of 2008. To ensure that we have enough fresh apples at the current low price during the squeezing season for our production needs, we prepaid certain percentage of the estimated purchase amount to suppliers in the apple squeezing season.

Property, plant and equipment increased by $2,842,820 from $17,564,147 at December 31, 2007 to $20,406,967 at December 31, 2008. The increase in property, plant and equipment was mainly due to an addition of $1,426,944 in buildings and $1,903,418 in construction in progress. In 2008, we built a new factory facility of $193,324 in Shaanxi Qiyiwangguo for the expansion of kiwifruit production capacity. In Shaanxi Tianren, we completed a technology innovation and expansion project of $860,274 over its original industrial waste water processing facility located in the factory of Jingyang County in Shaanxi Province. The expanded industrial waste water processing facility will enable the Company to increase its production capacity in the future and will be in compliance with local environmental laws. We also made a leasehold improvement of $373,346 in the newly leased office in Shaanxi Tianren. Construction in progress was $1,903,418 at December 31, 2008. Total capital expenditures were approximately $2,924,217 in fiscal year 2008.

During 2008, Shaanxi Tianren commenced construction on the expansion of its research and development center. This project covers an area of 2,000 square meters and will encompass additional space required for research and development laboratories. The expansion is currently in progress on the existing site of the factory in Jingyang County, Shaanxi Province. Related to this project, we have capitalized, as construction in progress, $1,211,933 in the fiscal year 2008. This research and development center is expected to be completed by June 30, 2009. Our estimated future input for this project is $1,026,017. Once it is completed, it will provide more space for our engineers to conduct research and development toward the goal of improving and facilitating our product line.

In addition, Shaanxi Qiyiwangguo began construction on an industrial waste water processing facility and renovation of an employee building in the factory of Zhouzhi County in Shaanxi Province. Shaanxi Qiyiwangguo previously leased a waste water processing facility at an annual fee of approximately $11,600. This 1,118 square meter industrial waste water processing facility remains on schedule and once completed will process 1,200 cubic meters of waste water per day, which will meet the increasing production demand of Shaanxi Qiyiwangguo and will improve the use of recycled waste water. We capitalized $680,336 as construction in progress during 2008. This project is expected to be operational by the end of the third quarter of fiscal 2009. Our estimated future input for this project is $111,163. The newly built water processing facility in Shaanxi Qiyiwangguo will help the Company save on leasing fees and also enable the Company to increase its production capacity in the future.  Furthermore, it will be in compliance with local environmental laws.  In the fourth quarter of fiscal 2008, Shaanxi Qiyiwangguo began renovation of the employee building. We capitalized $11,149 as construction in progress during 2008. This project has no economic profit to the Company and is expected to be completed by the first quarter of 2009.  There will be no future monetary input for this project.

We capitalized interest expenses of $39,473 in construction in progress in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost. The source of the future investment in these three projects will be generated from our working capital and our current bank loans.

Land usage right was $6,404,771 as of December 31, 2008 as compared to $6,138,297 as of December 31, 2007. The increase in land usage right was mainly due to a decrease in exchange rate as of December 31, 2008 as compared December 31, 2007. In Chinese currency, the land usage right decreased by RMB1,141,259, or approximately $164,005, based on the average exchange rate of fiscal year 2008,  due to an increase in amortization cost.

Depreciation and amortization was $1,903,117 for fiscal 2008, compared with $1,454,746 for fiscal 2007.  The increase in depreciation expenses was due mainly to an increase in property, plant and equipment acquired after December 31, 2007.

Other assets were $2,362,049 at December 31, 2008, an increase of $2,290,231 from the balance at December 31, 2007. The increase in other assets was primarily due to a down payment of $2,198,608 for the acquisition of Yingkou Trusty Fruits Co., Ltd. (“Yingkou”). On June 1, 2008, Shaanxi Tianren entered into a memorandum agreement with Xi’an Dehao Investment Consultation Co., Ltd. (“Dehao”). Under the terms of the agreement, Dehao agreed to transfer 100% of the ownership interest of Yingkou to Shaanxi Tianren. Shaanxi Tianren is required to make a down payment of RMB 15,000,000, or approximately $2,198,608, based on the exchange rate as of December 31, 2008 to Dehao as a deposit for the purchase. The acquisition is targeted for completion in second quarter of fiscal 2009 after the third party market value evaluation.

Total liabilities at December 31, 2008 were $16,681,046, an increase of $1,880,322, or 12.7%, compared to $14,800,724 at December 31, 2007.  The increase in liabilities was mainly due to the increase in notes payable and income tax payable, but partially offset by the decrease in accounts payable.

In fiscal year 2008, the Company paid off RMB 98,800,000, or approximately $14,198,105, of short-term loans payable. The Company also entered into nine new short-term loan agreements with some local banks in China. As of December 31, 2008, the balance of these short-term loans totaled RMB 76,800,000 (U.S. $11,256,871 based on the exchange rate on December 31, 2008), with an interest rate ranging from 5.58% to 9.83% per annum. These loans are due from May 2009 to October 2009. Of these loans, $5,247,343 are collateralized by land and buildings.

Income tax payable increased by $1,335,524 to $1,450,433 at December 31, 2008, as compared to $114,909 at December 31, 2007. The increase in income tax payable was mainly due to an increase in net income generated by Shaanxi Qiyiwangguo in fiscal year 2008.

Accounts payable decreased by $2,334,648 from $2,997,740 at December 31, 2007, to $663,092 at December 31, 2008. The decrease in accounts payable was a result of the prompt payment to our vendors in fiscal year 2008. To ensure that we have sufficient fresh fruits and other materials for the production needs during the squeezing season, we expedited our payment term to our vendors and suppliers.

Related party payables decreased to $23,452 as of December 31, 2008 from $143,366 as of December 31, 2007, representing a decrease of 83.6%. Related party payables included the outstanding borrowing from its shareholders and related entities with common owners and directors. These loans bear no interest and have no fixed payment terms.

Critical Accounting Estimates & Policies

The discussion and analysis of the Company’s financial condition presented in this section are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  During the preparation of the consolidated financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies.   We base our estimates on historical experience and on various other assumptions that we believe are reasonable under current conditions.  Actual results may differ from these estimates under different assumptions or conditions.

We consider our critical accounting policies to be those that involve significant uncertainties, require judgments or estimates that are more difficult for management to determine, or that may produce materially different results when using different assumptions. We consider the following accounting policies to be critical:

Consolidation

The consolidated financial statements include the accounts of Shaanxi Tianren, Shaanxi Qiyiwangguo, Huludao Wonder and Pacific. All material inter-company accounts and transactions have been eliminated in consolidation.

The consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of Shaanxi Tianren, Shaanxi Qiyiwangguo and Huludao Wonder, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technological or other industrial changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the reporting periods, there was no impairment loss.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents foreign currency translation adjustments.

Accounts Receivable

Accounts receivable and other receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. Allowance is made when collection of the full amount is no longer probable. Management reviews and adjusts this allowance periodically based on historical experience, the current economic climate as well as its evaluation of the collectability of outstanding accounts. Receivable amounts outstanding more than 6 months are allowed for. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

Inventory

Inventory consists primarily of raw materials and packaging (which include ingredients and supplies) and finished goods (which include finished juice in our bottling and canning operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of first-in, first-out methods.

Revenue Recognition

We recognize revenue upon meeting the recognition requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenue from sales of the Company’s products is recognized upon shipment or delivery to its distributors or end users, depending upon the terms of the sales order, provided that persuasive evidence of a sales arrangement exists, title and risk of loss have transferred to the customer, the sales amount is fixed or determinable and collection of the revenue is reasonably assured. More than 69% of our products are exported either through distributors or to end-users. Of this amount, 80% of the revenue is exported through distributors. Our general sales agreement requires the distributors to pay us after we deliver the products to them, which is not contingent on resale to end customers. Our credit terms for distributors with good credit history are from 30 days to 90 days. For new customers, we usually require 100% advance payment for direct export sales. Customer advances are recorded as unearned revenue, which is a current liability. Our payment terms with distributors are not determined by the distributor’s resale to the end customer. According to our past collection history, the bad debt rate of our accounts receivable is less than 0.5% and because of our strict quality standards during the production, storage and transportation process we have experienced no returns based on the quality of our products. Our customers have no contractual right to return our products and historically we have not had any products returned. Accordingly, no provision has been made for returnable goods. We are not required to rebate or credit a portion of the original fee if we subsequently reduce the price of our product and the distributor still has right with respect to that product.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The significant areas requiring the use of management estimates include the provisions for doubtful accounts receivable, useful life of fixed assets and valuation of deferred taxes. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

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

The Company has implemented SFAS No.109 Accounting for Income Taxes, which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The Company had recorded no deferred tax assets or liabilities as of December 31, 2008, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

Restrictions on Transfer of Assets Out of the PRC

Dividend payments by Shaanxi Tianren and its subsidiaries are limited by certain statutory regulations in the PRC. No dividends may be paid by Shaanxi Tianren without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax.

Minority Interest in Subsidiary

Minority interest represents the minority stockholders’ proportionate share of 1% of the equity of Shaanxi Tianren and 8.85% of the equity of Shaanxi Qiyiwangguo.

Accounting Treatment of the February 26, 2008 Private Placement

The Company has issued shares and put them into escrow to protect the investor group from a decline in value should the Company not meet certain income targets. If the Company fails to achieve the income targets, the Make Good Escrow Shares will be released to the investors. Since the investors have no relationship to the Company other than as Investors, no compensation cost will be recognized. If the Company achieves the income targets, the Make Good Escrow Shares will be canceled, resulting in no income or expense recognition. During the time the Make Good Escrow Shares are outstanding, they will be accounted for as contingently issuable shares in determining the EPS denominator in accordance with SFAS 128.

Liquidated damages potentially payable by the Company under the Stock Purchase Agreement and the Registration Rights Agreement were accounted for in accordance with FSP EITF 00-19-2. Estimated damages at the time of closing were recorded as a liability and deducted from additional paid-in capital as costs of issuance. Liquidated damages determined later pursuant to the criteria for SFAS 5 was recorded as a liability and deducted from operating income.

Comparison of Operation Results

Comparison of Fiscal 2008 and 2007

The following table presents our consolidated net revenues for our main products for the fiscal year 2008 and 2007, respectively:
	Year Ended December 31,
	2008	2007	% Change
Concentrated apple juice and apple aroma	$6,853,649	$7,461,278	(8.1%)
Concentrated pear juice	11,992,610	11,278,990	6.3%
Concentrated kiwifruit juice and kiwifruit puree	13,602,600	5,848,690	132.6%
Kiwifruit seeds	1,558,463	-	N/A
Fresh kiwifruits	2,315,392	1,247,760	85.6%
Fruit beverages	5,325,891	3,525,223	51.1%
Consolidated	$41,648,605	$29,361,941	41.8%

Revenue for the fiscal year 2008 was $41,648,605, an increase of $12,286,664 or 41.8%, when compared to the prior year. This increase was primarily due to an increase in sales of concentrated kiwifruit juice and kiwifruit puree, kiwifruit seeds, fresh kiwifruits and fruit beverages, which was partially offset by a decrease in sales of concentrated apple juice and apple aroma.

We believe that the increase in sales of concentrated kiwifruit juice and kiwifruit puree was due to the increase in market acknowledgement of our products in both the international and national markets and an increase in the market demand for small breed fruit products. Sales from kiwifruit related products was $17,476,455 in fiscal year 2008, an increase of $10,380,005, or 146.3%, compared to $7,096,450 for fiscal 2007. Due to their nutritional advantages and unique image and taste, the consumption of small breed fruits, such as kiwifruits and mulberry, and their processed products are on the rise worldwide. Our market share of fruit beverages in the Chinese market also showed improvement in the fiscal 2008.  The net sales of fruit beverages increased by 51.1% to $5,325,891 as compared to $3,525,223 for fiscal year 2007 due to continuous marketing efforts from our sales person in Shaanxi Tianren and an increase in market demand for fruit juice in the Chinese market. We believe that the pure juice market is a high-growth market in China because of growing personal income and an increase in health awareness.  Sales from pear related products increased by $713,620, or 6.3%, in fiscal year 2008 compared to the prior year as a result of increased consumer demand in both China and internationally.

Sales from apple related products decreased by $607,629, or 8.1%, in fiscal year 2008 as compared to fiscal year 2007. We believe that the decrease in sales from apple related products was mainly due to instability of the financial markets and their influence on the global economy, which in turn decreased the demand for concentrated apple juice in the international market. In 2008, the volume of concentrated apple juice exported from China decreased by 34% as compared to 2007. Furthermore, the competition in apple related products became stronger in China in 2007. Some small and middle-sized juice manufacturer sold their inventory of apple related products at a lower price to improve their cash flow due to the decrease in export volume. As a result, it further reduced the demand of our apple related products.

Gross Margin

The following table presents consolidated gross profit margin of our main products and consolidated gross profit margin as a percentage of related revenues for the fiscal years 2008 and 2007, respectively:

	Year Ended December 31,
Gross profit margin	2008	2007	% Change
Concentrated apple juice and apple aroma	$1,442,694	$2,096,941	(31.2%)
Concentrated pear juice	4,552,628	4,046,384	12.5%
Concentrated kiwifruit juice and kiwifruit puree	7,338,762	2,850,474	157.5%
Kiwifruit seeds	1,383,958	-	N/A
Fresh fruits	1,491,896	861,706	73.1%
Fruit beverages	1,831,258	1,039,391	76.2%
Consolidated	$18,041,196	$10,894,896	65.6%

Gross profit margin as a % of revenues
Concentrated apple juice and apple aroma	21.1%	28.1%	(25.1%)
Concentrated pear juice	38.0%	35.9%	5.8%
Concentrated kiwifruit juice and kiwifruit puree	54.0%	48.7%	10.7%
Kiwifruit seeds	88.8%	-	N/A
Fresh fruits	64.4%	69.1%	(6.7%)
Fruit beverages	34.4%	29.5%	16.6%
Consolidated	43.3%	37.1%	16.7%

Overall gross margin as a percentage of revenue increased by 16.7% for fiscal year 2008, from 37.1% to 43.3% compared to fiscal 2007. In terms of dollar amount, gross margin for fiscal year 2008 was $18,041,196, an increase of $7,146,300, or 65.6%, compared to $10,894,896 in fiscal 2007, primarily due to a significant increase in sales.

The increase in gross margin as a percentage of revenue in fiscal 2008 was primarily due to an increase in the gross margin of concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice and fruit beverages, which was offset by a decrease in the gross margin of concentrated apple juice and apple aroma and fresh fruits.

The gross profit margin of concentrated kiwifruit juice and kiwifruit puree increased by 10% to 54.0% for fiscal year 2008, as compared to 48.7% for fiscal year 2007. This increase was mainly due to the large decrease in the general price of fresh kiwifruits in the kiwifruit squeezing season of fiscal 2008 as a result of abundant harvests of kiwifruits in 2008. The gross profit margin of fresh kiwifruits decreased by 6.7% for fiscal 2008 as compared to fiscal 2007, primarily due to a decrease in the price of fresh kiwifruits in the international market.

The gross profit margin of concentrated pear juice was 38.0% in fiscal year 2008, representing an increase of 5.8% as compared to fiscal year 2007. The increase in the gross profit margin of concentrated pear juice was primarily due to a large decrease in the general price of fresh pears during their squeezing season, which is from July or August until March of the following year. As weather conditions in the beginning of this squeezing season were better than last year, there was an abundant harvest of pears in fiscal 2008. As a result, the general price of pears decreased this year, which in turn significantly improved our gross margin in pear related products.

The gross profit margin of our fruit beverages increased by 16.6% for fiscal year 2008 as compared to fiscal year 2007. This increase was primarily due to the change in our product mix. We sold more concentrated fruit beverages in fiscal 2008, which have a higher margin, as the result of a change in demand in the Chinese market. As the middle class of China grows, we believe the demand for higher quality, higher margin products will also increase.

In fiscal 2008, we also had sales of $1,558,463 from kiwifruit seeds.  Kiwifruit seeds are the byproduct of kiwifruit juice. They are removed from the fresh kiwifruits when we process kiwifruit juice for purity. Initially, the Company did not allocate any cost to kiwifruit seeds as there was no expected sales value.  In the second quarter of 2008, the Company began the sale of kiwifruit seeds. As kiwifruit seeds are byproducts of concentrated kiwifruit juice, the cost cannot be determined individually.  For purposes of determining our cost of goods sold we have applied the “relative sales value costing” method in determining our cost for kiwifruit seeds. In calculating the gross margin of kiwifruit seeds, the Company applied the average method to simplify the calculation.  In applying this method, we first calculated the average sales values of kiwifruit seeds and kiwifruit juice that can be produced from one ton of kiwifruit based on our estimate in a normal production situation in the second quarter of 2008. This percentage was then applied to actual cost for the production of kiwifruit juice to calculate the actual cost of sales for kiwifruit seeds and concentrated kiwifruit juice in the period covered by the financial statements. As the Company is using the first in, first out inventory method, the kiwifruit seeds of zero cost allocation were sold first, then the kiwifruit seeds of higher cost allocation. Hence, the gross margin for kiwifruit seeds as a percentage of revenue in fiscal year 2008 was much higher than that of concentrated kiwifruit juice. The high margin of kiwifruit seeds in fiscal 2008 contributed to the improvement in gross margin for fiscal year 2008.

The gross profit margin of concentrated apple juice and apple aroma decreased by 25.1% to 21.1% for fiscal year 2008, as compared to 28.1% for fiscal year 2007, which was primarily due to a decrease in the price of apple related products in the international market.

Operating Expenses

The following table presents consolidated operating expenses as a percentage of net revenues for the fiscal year 2008 and 2007, respectively:
	Year Ended December 31,
	2008	2007	% Change
General and administrative	$2,830,739	$1,158,759	144.3%
Selling expenses	1,453,461	686,819	111.6%
Research and development	449,695	30,878	1,356.4%
Accrued liquidated damages	254,301	-	N/A
Total operating expenses	$4,988,196	$1,876,456	165.8%

As a percentage of revenue
General and administrative	6.3%	3.9%	60.2%
Selling expenses	3.2%	2.3%	38.8%
Research and development	1.0%	0.1%	854.9%
Accrued liquidated damages	0.6%	0.0%	N/A
Total operating expenses	11.1%	6.3%	74.3%

Our operating expenses consist of general and administrative, selling expenses and research and development expenses. Operating expenses increased by 165.8% to $4,988,196 for fiscal year 2008 as compared to $1,876,456 for fiscal year 2007.

General and administrative expenses increased by $1,671,980, or 144.3%, to $2,830,739 for fiscal year 2008, from $1,158,759 for fiscal year 2007. The increase in general and administrative expenses in fiscal 2008 compared with fiscal 2007 was mainly due to the consolidation of Huludao’s operating results with those of Shaanxi Tianren since June 1, 2007 and forward and an increase in legal and auditing expenses, which were primarily associated with the Company becoming a public company.  Huludao Wonder had a large amount of general and administrative expenses, which contributed to the substantial increase of the Company’s operating expenses as a result of the operating combination. Management believes that our operating expenses will continue to increase in the future compared to previous years due to the expansion of our business.

Selling expenses increased by $766,642, or 111.6%, to $1,453,461 for fiscal 2008 from $686,819 for fiscal year 2007. This was mainly due to an increase in freight and transportation expenses as a result of the increase in sales.

Research and development expenses increased by $418,817 to $449,695 for fiscal year 2008 from $30,878 for fiscal year 2007, as we entered two contracts with an outside research institute to research and develop new products in fiscal year 2008.  These two contracts are from June 2008 to December 2009 with a monthly payment of RMB 600,000 or $87,944.

We accrued $254,301 as liquidated damages in fiscal year 2008 due to a failure to meet the timetables provided for in the Registration Rights Agreement.  The registration statement was declared effective by the SEC on February 5, 2009.

Income from Operations

In fiscal year 2008, income from operations increased by $4,034,560, or 44.7%, to $13,053,000 from $9,018,440 for fiscal 2007. As a percentage of net sales, income from operations was approximately 29.1% for fiscal 2008, a decrease of 5.1% as compared to 30.7% for fiscal 2007. The decrease in the income from operations was mainly due to an increase in operating expenses, as previously discussed.

Interest Expense

Interest expense was $932,048 for fiscal year 2008, an increase of $861,426 as compared with fiscal 2007, primarily due to an increase in term loan facilities in 2008 to support expansion plans and potential business opportunities. In fiscal year 2008, the Company entered into nine short-term loan agreements with local banks in China. As of December 31, 2008, the balance of these short-term loans totaled RMB 76,800,000 ($11,256,871), with interest rates ranging from 5.58% to 9.83% per annum and maturity dates ranging from May 2009 to October 2009.

Income Tax

Our provision for income taxes was $2,231,140 for fiscal 2008, compared to $1,109,160 for fiscal 2007. The increase in tax provision for fiscal 2008 was due to a significant increase in net income for Shaanxi Qiyiwangguo in fiscal 2008, which was partially offset by a decrease in the effective tax rate for Shaanxi Qiyiwangguo. The tax rate for Shaanxi Qiyiwangguo was reduced from 33% to 25%, effective beginning January 2008.

Shaanxi Tianren was awarded the status of a nationally recognized High and New Technology Enterprise in December 2006, which entitled Shaanxi Tianren to tax-free treatment for two years starting from 2007, and thereafter reduced income taxes at 50% of its regular income tax rate then effective from 2009 to 2010.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on July 1, 2007, which required no material adjustment to our liabilities for unrecognized income tax benefits since its adoption.

Minority Interest

As of December 31, 2008, Shaanxi Tianren held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99% interest in Shaanxi Tianren. Minority interest in net income of subsidiaries was $613,135 for fiscal 2008, an increase of $252,634 compared to a minority interest in the net income of $360,501 for fiscal 2007.  The increase in the minority interest was mainly attributable to the increase in the net income generated from Shaanxi Tianren.

Net Income

Net income was $10,010,302 for fiscal 2008, an increase of $2,413,899 or 31.8%, compared to fiscal 2007. Such increase was primarily due to an increase in sales, as previously discussed.

Liquidity and Capital Resources

Comparison of Fiscal 2008 and 2007

Net cash provided by operating activities during fiscal 2008 was $13,020,774, an increase of $6,867,696 from $6,153,078 in fiscal 2007. The increase in net cash provided by operating activities in fiscal 2008 was primarily due to a $2,413,889  increase in net income from  $7,596,403_in fiscal year 2007 to $10,010,302 in fiscal year 2008, and usage of inventory during fiscal year 2008 compared to inventory build up for the prior year. In addition, there was an increase in income tax payable of $2,048,172 during fiscal year 2008 as compared to a decrease in income tax payable for fiscal year 2007.  Partially offsetting this cash inflow was the paying down of accounts payable of $4,612,589.

Net cash used in investing activities increased by $2,794,177 to $7,156,059 for fiscal year 2008 from $4,361,882 for fiscal 2007. The increase in cash used in investing activities was mainly due to $2,155,583 in deposits paid to Dehao for the acquisition of Yingkou, $2,220,394 paid to Huludao Wonder’s former owners upon acquisition, and an increase of $2,870,889 in the capital expenditures in cash, as previously discussed. Offsetting this increase in cash used in investing activities was a decrease of $3,828,304 in the purchase of a subsidiary. We paid $3,838,204 to purchase Huludao Wonder in fiscal year 2007.

Net cash provided by financing activities in fiscal 2008 was $4,836,919, representing an increase of $4,887,773 compared to the net cash used in financing activities of $50,854 in fiscal 2007.  The increase was mainly due to stock sales proceeds of $3,115,072 received from certain accredited investors in a private placement transaction on February 26, 2008, and a decrease of $1,743,897 in repayment of related party loans.

Capital Resources

Our working capital has historically been generated from the operating cash flow, advances from our customers and loans from bank facilities. Our working capital was $13,432,498 as of December 31, 2008, representing an increase of $8,314,282, or 162.4%, compared to working capital of $5,118,216 as of December 31, 2007, mainly due to an increase in cash, accounts receivable and a decrease in accounts as discussed above.

The majority of our capital expenditures are for the expansion of our production capacity.  In the past three years, our capital expenditures ranged from $53,000 to $2.9 million.  We financed our capital expenditures and other operating expenses through operating cash flows and bank loans. As of December 31, 2008, we had several short-term loans outstanding which we intended to pay back within a year. The balance of these loans totaled RMB 76,800,000 ($11,256,871 based on the exchange rate as of December 31, 2008). The interest rates on these short-term loans range from5.58% to 9.83% per annum. These loans are due from May 2009 to October 2009.

Under our Stock Purchase Agreement with Barron Partners, for a period of three years from the closing date of the agreement (February 26, 2008), so long as Barron Partners shall continue to beneficially own 20% of the Series B Preferred Stock issued thereunder, we may not issue any preferred stock or any convertible debt, except for preferred stock issued to Barron Partners.

Further, under the Stock Purchase Agreement with Barron Partners, until February 26, 2010, at all times our debt-to-EBITDA ratio shall not exceed 3.5:1 for the most recent 12-month period.

The Company plans to acquire Yingkou in the second quarter of fiscal year 2009. The Company also plans to expand its current operations in the next two years. The planned capital expenditures are approximately $15 to $20 million for fiscal year 2009.  We believe that as of December 31, 2008 we had sufficient cash on hand, combined with anticipated cash receipts, to fund our business for at least the next 12 months.

In order to fund our capital expenditures we will likely need to seek additional debt or equity financing. We believe any such financing could come in the form of additional corporate debt or straight equity issuance of our registered shares through a private investment or public offering. However, there are no assurances that such financing would be available or available on terms acceptable to us. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

Contractual Obligations

The following contractual obligations servicing table describes our overall future cash obligations based on various current contracts in the next five years:
	Payments Due by Period (at December 30, 2009)
		Less than	1 - 3	After
	Total	1 Year	Years	3 Years
Short-term Notes Payable	$11,256,871	$11,256,871	$-	$-
Interest on Notes Payable	546,379	546,379	-	-
Operating Leases	49,395	49,395	-	-
Contract with Shaanxi Normal University *	2,110,664	1,055,332	1,055,332	-
Total	$13,963,309	$12,907,977	$1,055,332	$-

*We have two research and development contracts with Shaanxi Normal University to develop new products. These two contracts are from June 2008 to December 2009 with a monthly payment of RMB 600,000 or $87,944.

Corporate Guarantee Arrangement

The Company provides a corporate guarantee of approximately $87,944 to one of its subsidiaries in Shaanxi Province to secure line-of-credit and bills issuing.  With the strong financial position of the subsidiary company, the Company believes this corporate guarantee arrangement will have no material impact on its liquidity or capital resources.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have an impact on our results of operations.

Foreign Currency Exchange Rate Risk

The majority of our sales, cost of manufacturing and marketing are transacted in Chinese yuan.  Consequently, our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and Chinese currencies.  Our financial position and results of operations are also affected by fluctuations in exchange rates between reporting currency (which is in U.S. dollars) and functional currencies used in our operations.  Foreign currency translation adjustments resulted in an increase of $1,688,725 in fiscal 2008 and an increase of $2,349,283 in fiscal 2007 to shareholders’ equity.

As currency exchange rates change, translation of the statements of operations of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We generally have not hedged against these types of currency risks because cash flows from the China operations have been reinvested locally.

Interest Rate Risk

At December 31, 2008, approximately $11,256,871 of our outstanding borrowings were subject to changes in interest rates; however, we do not use derivatives to manage this risk. The interest rates on our loans range from 5.58% to 9.83% per annum.  These interest rates are subject to change and we cannot predict an increase or decrease in rates. Of these loans, $5,247,343 are collateralized by land and buildings.

Management believes that moderate changes in the prime rate would not materially affect our operating results or financial condition.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company's consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T) – CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.

In its evaluation, management evaluated whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that have already occurred that could result in a misstatement of the financial statements.   In its evaluation, management considered whether there were sufficient internal controls over financial reporting in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively. .  Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

During the quarter ended June 30, 2008, Pacific erroneously paid monies to its former shareholders as the result of a dividend declaration in February 2008.  The monies were then returned to the Company.  Because the recipients of the money were no longer shareholders of Pacific, the transaction has been treated for accounting purposes as an interest free loan.  The Sarbanes-Oxley Act of 2002 makes it unlawful for any public company, directly or indirectly, to extend credit, maintain credit or arrange for the extension of credit in the form of a personal loan to or for the benefit of any director or executive officer. Therefore, the failure of the Company to prevent the loan may be considered a material weakness in the efficiency and effectiveness of the Company’s procedures with respect to the conduct of its operations and the Company’s compliance with laws and regulations, and therefore a material weakness in the Company’s internal control over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer concluded, however, that the material weakness in the Company’s operational and compliance controls referred to in the immediately preceding paragraph did not constitute a failure in the Company’s “disclosure controls and procedures” as such term is defined in Rule 13a-15 because the failure to prevent the loan to or for the benefit of any executive officer or director does not constitute a failure or weakness in the Company’s procedures to ensure that information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC or that information is accumulated and communicated to our management.  Therefore, as stated above, despite the material weakness in internal control over financial reporting which existed during the fiscal year ended December 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer were still able to conclude that the Company’s disclosure controls and procedures were effective as of the end of such fiscal year.

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

A “Related Party” is any (a) person who is or was (since the beginning of the last fiscal year for which the Company has filed a Form 10-K and proxy statement, even if he or she does not presently serve in that role) an executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of the Company’s common stock, or (c) immediate family member of any of the foregoing. Immediate family members include a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant or employee).

The material weakness in operational and compliance controls discussed in the fourth paragraph of this Item 9A (T) above was a change in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected our internal control over financial reporting. The Company believes that this material weakness has been remedied by the approval by the Company’s Board of Directors of the Policy Statement on September 30, 2008.  Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

This Annual Report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

The information required by Items 10 through 14 of Part III of this Form 10-K (information regarding our directors and executive officers, executive compensation, security ownership of certain beneficial owners, management, related stockholder matters, and certain relationships and related transactions and principal accountant fees and services, respectively) is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2008.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)                    FINANCIAL STATEMENTS:

The following financial statements, including notes thereto and the independent auditors' report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page F-1 hereof:

1.           Management’s Report on Internal Control over Financial Reporting
2           Report of Independent Public Registered Accounting Firm
3           Consolidated Balance Sheets
4.           Consolidated Statements of Income and Comprehensive Income
5.           Consolidated Statements of Shareholders' Equity
6.           Consolidated Statements of Cash Flows
7.           Notes to Consolidated Financial Statements

(b)                    EXHIBITS:

Number	Description

2.1
Share Exchange Agreement, dated as of February 22, 2008 by and among Pacific Industry Holding Group Co., Ltd. (“Pacific”), Terrence Leong, the Company and the shareholders of Pacific. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on February 28, 2008 (the "February 28, 2008 8-K").

3.1
Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Commission on March 3, 2008 (the “March 3, 2008 8-K”).

3.3	Certificate of Designations, Preferences and Rights of the Company’s Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the February 28, 2008 8-K.

3.4	Certificate of Designations, Preferences, Rights and Limitations of the Company’s Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.2 to the February 28, 2008 8-K.

3.5	Bylaws of Entech Environmental Technologies, Inc. Incorporated by reference to Exhibit 3.5 to the March 3, 2008 8-K.

3.6	Articles of Amendment to the Articles of Incorporation of the Company filed with the Department of State of Florida on May 23, 2008.*

4.2	Warrants issued to EOS Holdings LLC, dated as of February 25, 2008. Incorporated by reference to Exhibit 4.2 to the March 3, 2008 8-K.

9.1	Voting Trust Agreement, dated as of February 25, 2008, by and among Fancylight Limited and Hongke Xue. Incorporated by reference to Exhibit 9.1 to the March 3, 2008 8-K.

9.2	Voting Trust and Escrow Agreement, dated as of February 25, 2008, by and among Winsun Limited and Sixiao An. Incorporated by reference to Exhibit 9.2 to the March 3, 2008 8-K.

9.3
Voting Trust and Escrow Agreement, dated as of February 25, 2008, by and among China Tianren Organic Food Holding Company Limited and Lin Bai. Incorporated by reference to Exhibit 9.3 to the March 3, 2008 8-K.

10.1
Series B Convertible Preferred Stock Purchase Agreement by and among the Company, Barron Partners LP and EOS Holdings, LLC, dated as of February 25, 2008. Incorporated by reference to Exhibit 10.1 to the March 3, 2008 8-K.

10.2	Registration Rights Agreement by and among the Company, Barron Partners LP and EOS Holdings, LLC, dated as of February 25, 2008. Incorporated by reference to Exhibit 10.2 to the March 3, 2008 8-K.

10.3
Escrow Agreement by and among Shaanxi Tianren Organic Food Co., Ltd., Barron Partners LP, EOS Holdings, LLC and Tri-state Title & Escrow, LLC, dated as of February 6, 2008. Incorporated by reference to Exhibit 10.3 to the March 3, 2008 8-K.

10.4
Make Good Escrow Agreement by and among the Company, Barron Partners LP, EOS Holdings, LLC and Tri-state Title & Escrow, LLC, dated as of February 25, 2008. Incorporated by reference to Exhibit 10.4 to the March 3, 2008 8-K.

10.5	Call Option Agreement between Hongke Xue and Fancylight Limited, dated as of February 25, 2008. Incorporated by reference to Exhibit 10.5 to the March 3, 2008 8-K.

10.6
Share Transfer Agreement by and among Shaanxi Hede Investment Management Co., Ltd. Niu Hongling, Wang Qifu, Wang Jianping, Zhang Wei, Cui Youming and Yuan Ye, dated as of May 31, 2007. Incorporated by reference to Exhibit 10.6 to the March 3, 2008 8-K.

10.7
Lease Agreement between Shaanxi Tianren Organic Food Co., Ltd. and Shaanxi Hede Investment Management Co. Ltd., dated as of June 2, 2007. Incorporated by reference to Exhibit 10.7 to the March 3, 2008 8-K.

10.8
Loan Agreement between Shaanxi Tianren Organic Food Co., Ltd. and Shaanxi Hede Investment Management Co., Ltd., dated as of June 5, 2007. Incorporated by reference to Exhibit 10.8 to the March 3, 2008 8-K.

10.9
Loan Agreement between Shaanxi Tianren Organic Food Co., Ltd. and Shaanxi Hede Investment Management Co., Ltd., dated as of August 1, 2007. Incorporated by reference to Exhibit 10.9 to the March 3, 2008 8-K.

10.10
Stock Transfer Agreement dated as of May 31, 2008, by and between Shaanxi Tianren Organic Food Co., Ltd. and Shaanxi Hede Investment Management Co., Ltd. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 5, 2008 (the “June 5, 2008 8-K”).

10.11
Credit Facility Letter dated July 9, 2004 between Huludao Wonder Fruit Co., Ltd. and Industrial-Commercial Urban Credit Cooperative. Incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-149896) filed with the SEC on October 6, 2008 (the “S-1”).

10.12	Credit Facility Letter dated September 25, 2004 between Huludao Wonder Fruit Co., Ltd. and Industrial-Commercial Urban Credit Cooperative. Incorporated by reference to Exhibit 10.12 to the S-1.

10.13	Credit Facility Letter dated April 30, 2006 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Huludao City Commercial Bank. Incorporated by reference to Exhibit 10.13 to the S-1.

10.14	Credit Facility Letter dated August 3, 2006 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Huludao City Commercial Bank. Incorporated by reference to Exhibit 10.14 to the S-1.

10.15	Credit Facility Letter dated September 25, 2006 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Huludao City Commercial Bank. Incorporated by reference to Exhibit 10.15 to the S-1.

10.16
Credit Facility Letter dated August 10, 2007 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.16 to the S-1.

10.17	Credit Facility Letter dated September 24, 2007 between Shaanxi Tianren Organic Food Co., Ltd. and Gaoxin Branch of China Construction Bank. Incorporated by reference to Exhibit 10.17 to the S-1.

10.18	Credit Facility Letter dated September 28, 2007 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Huludao City Commercial Bank. Incorporated by reference to Exhibit 10.18 to the S-1.
10.19
Credit Facility Letter dated April 21, 2008 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.19 to the S-1.

10.20
Credit Facility Letter dated June 18, 2008 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.20 to the S-1.

10.21
Credit Facility Letter dated June 18, 2008 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank . Incorporated by reference to Exhibit 10.21 to the S-1.

10.22	Credit Facility Letter dated June 27, 2008 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Huludao City Commercial Bank . Incorporated by reference to Exhibit 10.22 to the S-1.

10.23
Credit Facility Letter dated June 27, 2008 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank . Incorporated by reference to Exhibit 10.23 to the S-1.

10.25	Credit Facility Letter dated August 10, 2008 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Huludao City Commercial Bank . Incorporated by reference to Exhibit 10.24 to the S-1.

10.24
Real Estate Lease, dated June 23, 2008 between Zhonghai Trust Co., Ltd. and Shaanxi Tianren Organic Food Co., Ltd. for the premises located at the 16th floor of National Development Bank Tower in Xi’an, China . Incorporated by reference to Exhibit 10.25 to the S-1.

10.26	Credit Facility Letter dated October 15, 2008 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Gaoxin branch of China Construction Bank .*

10.27	Credit Facility Letter dated December 5, 2008 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank.*

16.1	Letter from Tavarsan Askelson & Company LLP dated March 6, 2008. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on March 6, 2008.

21.1	Description of Subsidiaries of the Company. Incorporated by reference to Exhibit 21.1 to the March 3, 2008 8-K.

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*

32	Section 1350 Certification. *

*Filed herewith

(c) Other Financial Statement Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SkyPeople Fruit Juice, Inc.

/s/ Yongke Xue
By: Yongke Xue
Chief Executive Officer and Director
(principal executive officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Name and Title	Date

/s/ Yongke Xue	March 31, 2009
Yongke Xue
Chief Executive Officer and Director
(principal executive officer)

/s/ Spring Liu
Spring Liu
Chief Financial Officer
(principal financial officer and accounting officer)	March 31, 2009

/s/ Xiaoqing Yan
Xaioqing Yan, Director	March 31, 2009

/s/ Guolin Wang
Guolin Wang, Director	March 31, 2009

/s/ Robert B. Fields
Robert B. Fields, Director	March 31, 2009

/s/ Norman Ko
Norman Ko, Director	March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SkyPeople Fruit Juice, Inc.

We have audited the accompanying consolidated balance sheets of SkyPeople Fruit Juice, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SkyPeople Fruit Juice, Inc. at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

CHILD, VAN WAGONER & BRADSHAW, PLLC
Salt Lake City, Utah
March 31, 2009

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
ASSETS	2008	2007
CURRENT ASSETS
Cash and equivalents	$15,274,171	$4,094,238
Accounts receivable	11,610,506	9,153,687
Other receivables	297,394	55,737
Inventories	1,844,397	4,460,149
Advances to suppliers and other current assets	1,087,076	101,628
Total current assets	30,113,544	17,865,439

RELATED PARTY RECEIVABLES	-	480,254
PROPERTY, PLANT AND EQUIPMENT, Net	20,406,967	17,564,147
LAND USAGE RIGHTS (Note 11)	6,404,771	6,138,297
OTHER ASSETS	2,362,049	71,818
TOTAL ASSETS	$59,287,331	$42,119,955

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$663,092	$2,997,740
Payable-acquisition of a subsidiary (Note 8)	-	1,818,418
Accrued expenses	1,657,437	557,577
Accrued liquidated damages	254,301	-
Related party payables	23,452	143,366
Income taxes payable	1,450,433	114,909
Advances from customers	1,375,460	708,291
Short-term notes payable	11,256,871	6,406,922
Total current liabilities	16,681,046	12,747,223

NOTE PAYABLE, net of current portion	-	2,053,501
	-
TOTAL LIABILITIES	$16,681,046	$14,800,724

MINORITY INTEREST	1,546,319	1,073,364

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 10,000,000 shares authorized 3,448,480 Series B Preferred Stock issued and outstanding	3,448	-
Common Stock, $0.01 par value; 100,000,000 shares authorized 22,271,786 and 22,006,173 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	222,718	220,062
Additional paid-in capital	13,791,723	10,682,755
Accumulated retained earnings	22,468,934	12,458,632
Accumulated other comprehensive income	4,573,143	2,884,418
Total stockholders' equity	41,059,966	26,245,867
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$59,287,331	$42,119,955

See accompanying notes to consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2008	2007
Revenue	$41,648,605	$29,361,941
Cost of Sales	23,607,409	18,467,045
Gross Margin	18,041,196	10,894,896

Operating Expenses
General and administrative expenses	2,830,739	1,158,759
Selling expenses	1,453,461	686,819
Research and development expenses	449,695	30,878
Liquidated damages	254,301	-
Total operating expenses	4,988,196	1,876,456

Income from Operations	13,053,000	9,018,440

Other Income (Expenses)
Interest income	63,775	18,295
Subsidy income	316,152	500,468
Interest expense	(932,048)	(70,622)
Other income (expenses)	353,698	(400,517)
Total other income (expenses)	(198,423)	47,624
Income Before Income Tax	12,854,577	9,066,064
Income Tax Provision	2,231,140	1,109,160
Income Before Minority Interest	10,623,437	7,956,904

Minority interest	613,135	360,501

Net Income	$10,010,302	$7,596,403

Earnings Per Share:
Basic earnings per share	$0.37	$0.35
Diluted earnings per share	$0.37	$0.35

Weighted Average Shares Outstanding
Basic	22,230,334	22,006,173
Diluted	26,831,961	22,006,173

Comprehensive Income
Net income	$10,010,302	$7,596,403
Foreign currency translation adjustment	1,688,725	2,349,283
Comprehensive Income	$11,699,027	$9,945,686

See accompanying notes to consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock Shares	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Other Comprehensive Income	Total
Balance at December 31, 2006	—	—	22,006,173	$220,062	$10,682,755	$4,862,229	$535,135	$16,300,181
Net income	—	—	—	—	—	7,596,403	—	7,596,403

Foreign currency translation adjustment	—	—	—	—	—	—	$2,349,283	$2,349,283

Balance at December 31, 2007	—	—	22,006,173	$220,062	$10,682,755	$12,458,632	$2,884,418	$26,245,867
Net income	—	—	—	—	—	10,010,302	—	10,010,302
Foreign currency translation adjustment	—	—	—	—	—	—	$1,688,725	$1,688,725
Share Exchange and Private Placement Financing	3,448,480	3,448	265,613	2,656	3,108,968	—	—	3,115,072
Balance at December 31, 2008	3,448,480	$3,448	22,271,786	$222,718	$13,791,723	$22,468,934	$4,573,143	$41,059,966

See accompanying notes to consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	December 31, 2008	December 31, 2007
Cash Flows from Operating Activities
Net income	$10,010,302	$7,596,403
Adjustments to reconcile net income to net cash flow provided by operating activities
Bad debt	17,690	-
Depreciation and amortization	1,903,117	1,454,746
Loss on sale of property, plant and equipment	1,282	-
Minority interest	613,135	360,501
Changes in operating assets and liabilities
Accounts receivable	(1,798,369)	(1,101,307)
Other receivables	(233,740)	(1,369)
Prepaid expenses and other current assets	(1,052,874)	(164,389)
Inventories	2,873,565	(3,439,851)
Accounts payable	(2,512,196)	2,100,393
Accrued expenses	291,347	183,669
Accrued liquidated damages	254,301	-
Taxes payable or receivable	2,048,172	(1,516,106)
Advances from customers	605,042	680,388
Net cash provided by operating activities	13,020,774	6,153,078
Cash Flows from Investing Activities
Purchase of a subsidiary	-	(3,828,304)
Paid off of Huludao Wonder's debt	(2,220,394)	-
Deposits to purchase target company	(2,155,583)	-
Prepayment for lease improvement	(359,264)	-
Additions to fixed assets	(2,924,217)	(53,328)
Loan repayment from related parties	600,335	-
Loan advanced to related parties	(101,966)	(480,250)
Proceeds from sale of property, plant and equipment	5,030	-
Net cash used in investing activities	(7,156,059)	(4,361,882)
Cash Flows from Financing Activities
Capital contribution from stockholders	-	-
Proceeds from stock issuance	3,115,072	-
Repayment of short-term loan	(14,198, 105)	-
Proceeds from short-term loans	16,353,688	1,814,795
Prepayments of related party loan	(121,752)	(1,865,649)
Advanced from related party	-	-
Payment of dividends to minority shareholders	(311,984)	-
Net cash provided by (used in) financing activities	4,836,919	(50,854)
Effect of Changes in Exchange Rate	478,299	218,723
NET INCREASE IN CASH	11,179,933	1,959,065
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,094,238	2,135,173
CASH AND CASH EQUIVALENTS, END OF YEAR	$15,274,171	$4,094,238
Supplemental disclosures of cash flow information:
Cash paid for interest	$951,888	$400,517
Cash paid for income taxes	$2,231,133	$2,018,534
Purchase of Huludao, offset by related party receivables	$6,887,391	$-

See accompanying notes to consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED December 31, 2008 and  2007

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

Between February 22, 2008 and February 25, 2008, we entered into a series of transactions whereby we acquired 100% of the ownership interest in Pacific Industry Holding Group Co., Ltd. (“Pacific”) from a share exchange transaction and raised $3,400,000 gross proceeds from certain accredited investors in a private placement transaction. As a result of the consummation of these transactions, Pacific is now a wholly-owned subsidiary of the Company.

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

On May 27, 2006, Shaanxi Tianren purchased 91.15% of Shaanxi Qiyiwangguo’s ownership interest for a purchase price in the amount of RMB 36,460,000 (or approximately U.S. $4,213,662). The acquisition was accounted for using the purchase method, and the financial statements of Shaanxi Tianren and Shaanxi Qiyiwangguo have been consolidated on the purchase date and forward.

On June 10, 2008, Shaanxi Tianren completed the acquisition of Huludao Wonder Fruit Co., Ltd. (“Huludao Wonder”) for a total purchase price of RMB 48,250,000, or approximately U.S. $6,308,591. The payment was made through the offset of related party receivables from Shaanxi Hede Investment Management Co., Ltd. (“Hede”). Before the acquisition, Huludao Wonder had been a variable interest entity of Shaanxi Tianren for accounting purposes according to FASB Interpretation No. 46: Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”), since June 1, 2007, and the financial statements of Shaanxi Tianren and Huludao Wonder have been consolidated as of June 1, 2007 and forward.

The Company’s current structure is set forth in the diagram below:

      *Xi’an Qinmei Food Co., Ltd., an entity which is not affiliated with the Company, owns the other 8.85% of the equity interests in Shaanxi Qiyiwangguo Modern Organic Co. Ltd.) (former Xi’an Tianren Modern Organic Co. Ltd.).

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis differs from that used in the statutory accounts of our subsidiaries in China, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of our business and other factors, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain prior year accounts have been reclassified to conform to the current presentation because of the acquisition of Huludao Wonder. The reclassification had no impact on net income for the year ended December 31, 2008 and 2007.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of SkyPeople, Pacific, Shaanxi Tianren, Shaanxi Qiyiwangguo and Huludao Wonder. All material inter-company accounts and transactions have been eliminated in consolidation.

The pooling method (entity under common control) is applied to the consolidation of Pacific with Shaanxi Tianren and Shaanxi Tianren with Huludao Wonder. The reverse merger accounting is applied to the consolidation of SkyPeople with Pacific.

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and marketing in the PRC. Changing political climates in the PRC could have a significant effect on the Company’s business.

Control by Principal Stockholders

The directors, executive officers and their affiliates or related parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the Common Stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company’s assets.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

As of December 31, 2008, the cash balance in financial institutions in the United States was $42,153. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2008, the Company had no deposits which were in excess of the FDIC insurance limit.

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

Diluted EPS is calculated by using the treasury stock method, assuming conversion of all potentially dilutive securities, such as stock options and warrants. Under this method, (i) exercise of options and warrants is assumed at the beginning of the period and shares of Common Stock are assumed to be issued, (ii) the proceeds from exercise are assumed to be used to purchase Common Stock at the average market price during the period, and (iii) the incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) are included in the denominator of the diluted EPS computation. The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table.
	For the Year Ended December 31,
	2008	2007
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)	$10,010,302	$7,596,403
Net income allocated to Preferred Stock	(1,716,767)	-
Net income to common stockholders (Basic)	$8,293,535	$7,596,403

DENOMINATORS FOR BASIC AND DILUTED EPS
Common Stock outstanding	22,230,334	22,006,173
	22,230,334	22,006,173
DENOMINATOR FOR BASIC EPS
Add: Weighted average preferred as if converted	4,601,627	-
Add: Weighted average stock warrants outstanding	-	-

DENOMINATOR FOR DILUTED EPS	26,831,961	22,006,173
EPS – Basic	$0.37	$0.35
EPS – Diluted	$0.37	$0.35

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues. The shipping and handling expenses of $1,344,484 and $625,416 for 2008 and 2007, respectively, are reported in the Consolidated Statement of Income as a component of selling expenses.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents foreign currency translation adjustments.

Trade Accounts Receivable

During the normal course of business, we extend unsecured credit to our customers. Accounts receivable and other receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. Allowance is made when collection of the full amount is no longer probable. Management reviews and adjusts this allowance periodically based on historical experience, the current economic climate, as well as its evaluation of the collectability of outstanding accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of December 31, 2008. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

Inventories

Inventories consist primarily of raw materials and packaging (which include ingredients and supplies) and finished goods (which includes finished juice in our bottling and canning operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the average cost or first-in, first-out methods.

Inventories consisted of:
	December 31, 2008	December 31, 2007
Raw materials and packaging	$611,755	$255,936
Finished goods	1,232,642	4,204,213
Inventories	$1,844,397	$4,460,149

Intangible Assets

The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has no indefinite lived intangible assets.

Revenue Recognition

We recognize revenue upon meeting the recognition requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenue from sales of the Company’s products is recognized upon shipment or delivery to its distributors or end users, depending upon the terms of the sales order, provided that persuasive evidence of a sales arrangement exists, title and risk of loss have transferred to the customer, the sales amount is fixed and determinable and collection of the revenue is reasonably assured. More than 69% of our products are exported either through distributors with good credit or to end-users directly. Of this amount, 80% of the revenue is exported through distributors. Our general sales agreement requires distributors to pay us after we deliver the products to them, which is not contingent on resale to end customers. Our credit term for distributors with good credit history is from 30 days to 90 days. For new customers, we usually require 100% advance payment for direct export sales. Advances from customers are recorded as unearned revenue, which is a current liability. Our payment terms with distributors are not determined by the distributor’s resale to the end customer. According to our past collection history, the bad debt rate of our accounts receivables is less than 0.5%. The problem of quality hardly occurred during production, storage and transportation due to our maintenance of strict standards during the entire process. Our customers have no contractual right of the return of products. Historically, we have not had any returned products. Accordingly, no provision has been made for returnable goods. We are not required to rebate or credit a portion of the original fee if we subsequently reduce the price of our product and the distributor still has right with respect to that product.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred. The Company incurred $32,835 and $12,945 in advertising and promotional costs for the years ended December 31, 2008 and 2007, respectively.

Estimates

The preparation of financial statements in conformity with United States’ Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The significant areas requiring the use of management estimates include the provisions for doubtful accounts receivable, useful life of fixed assets and valuation of deferred taxes. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation related to property and equipment used in production is reported in cost of sales. Property, plant and equipment are depreciated over their estimated useful lives as follows:

Buildings	20-30 years
Machinery and equipment	10 years
Furniture and office equipment	5 years
Motor vehicles	5 years

	December 31, 2008	December 31, 2007
Machinery and equipment	$14,531,577	$13,672,861
Furniture and office equipment	226,929	200,266
Motor vehicles	194,262	193,899
Buildings	8,521,537	6,489,513
Subtotal	23,474,305	20,556,539
Less: accumulated depreciation	(4,970,756)	(2,992,392)
Net property and equipment	$18,503,549	$17,564,147

Depreciation expense included in general and administration expenses for the years ended December 31, 2008 and 2007 was $600,084 and $188,100, respectively. Depreciation expense included in cost of sales for the years ended December 31, 2008, and 2007 was $1,139,028 and $1,138,102, respectively.

During 2008, Shaanxi Tianren commenced construction on the expansion of its research and development center. This project covers an area of 2,000 square meters and will encompass additional space required for research and development laboratories. The expansion is currently in progress on the existing site of the factory in Jingyang County, Shaanxi Province. Related to this project, we have capitalized, as construction in progress, $1,211,933 during fiscal year 2008. This research and development center is expected to be completed by June 30, 2009. Our estimated future capital expenditure for this project is $1,026,017. Once it is completed, it will provide more space for our engineers to conduct research and development toward the goal of improving and facilitating our product line. The Company also completed a technology innovation and expansion project of $5,869,218 over its original industrial waste water processing facility located in the factory of Jingyang County in Shaanxi Province during the fiscal year 2008. This 600 square meter industrial waste water processing facility increases the capacity of waste water processing and recycling from the current 100 cubic meters per day to 300 cubic meters per day. The expanded industrial waste water processing facility enables the Company to increase its production capacity in the future and will be in compliance with local environmental laws.

In addition, Shaanxi Qiyiwangguo began construction on an industrial waste water processing facility and renovation of an employee building in the factory of Zhouzhi County in Shaanxi Province.

Shaanxi Qiyiwangguo previously leased a waste-water processing facility at an annual fee of approximately $11,600. This 1,118 square meter industrial waste water processing facility remains on schedule and once completed will process 1,200 cubic meters of waste water per day, which will meet the increasing production demands of Shaanxi Qiyiwangguo and will improve the use of recycled waste water. We capitalized $680,336 as construction in progress during 2008. This project is expected to be operational by the end of the third quarter of fiscal 2009. Our estimated future input for this project is $111,163. The newly built water processing facility in Shaanxi Qiyiwangguo will help the Company save on leasing fees and also enable the Company to increase its production capacity in the future.  Furthermore, it will be in compliance with local environmental laws.  In the fourth quarter of fiscal 2008, Shaanxi Qiyiwangguo began renovation of an employee building. We capitalized $11,149 as construction in progress during 2008. This project is expected to be completed by the first quarter of 2009. There will be no future input for this project.

Capitalized interest expenses of $39,473 are in construction in progress in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost. The source of the future investment in these three projects will be generated from our working capital and our current bank loans.

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

Minority Interest in Subsidiaries

Minority interest represents the minority stockholders’ proportionate share of 1% of the equity of Shaanxi Tianren and 8.85% of the equity of Shaanxi Qiyiwangguo.

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

Liquidated damages potentially payable by the Company under the Stock Purchase Agreement and the Registration Rights Agreement were accounted for in accordance with Financial Accounting Standard Board Staff Position EITF 00-19-2. Estimated damages at the time of closing were recorded as a liability and deducted from additional paid-in capital as costs of issuance. Liquidated damages determined later pursuant to the criteria for SFAS 5 were recorded as a liability and deducted from operating income.

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

We initially filed with the SEC the registration statement on March 26, 2008, which date was before the filing date deadline of March 30, 2008 in the Registration Rights Agreement, because in the opinion of the counsel to the Company, the Company’s audited financials for the fiscal year 2007 were required to be included in the initial registration statement based on the applicable SEC rules. Therefore, we were required to have the registration statement declared effective by the SEC by July 24, 2008 (within 120 days after the initial filing date). On February 5, 2009, the registration statement was declared effective by the SEC.  We recorded liquidated damages of $254,301 in fiscal year 2008 for failure to meet the timetables provided for in the Registration Rights Agreement.

Research and Development

Shaanxi Tianren established a research and development institution with 41 research and development personnel as of December 31, 2008. Shaanxi Tianren also from time to time retains external experts and research institutions. Research and development expenses were $449,695 and $30,878 for the years ended December 31, 2008 and 2007, respectively.

New Accounting Pronouncements

We adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008 for financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on our consolidated financial statements. The disclosures required by SFAS 157 are included in Note 14, “Note Payable,” to these consolidated financial statements.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”) as of January 1, 2008. SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. We did not elect the fair value option for any assets or liabilities which were not previously carried at fair value. Accordingly, the adoption of SFAS 159 had no impact on our consolidated financial statements.

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

3.           SHARE EXCHANGE AND PRIVATE PLACEMENT FINANCING

Between February 22, 2008 and February 25, 2008, we entered into a series of transactions whereby we acquired 100% of the ownership interest in Pacific from the shareholders of Pacific in a share exchange transaction and raised $3,400,000 gross proceeds from certain accredited investors in a private placement transaction. These transactions, collectively hereinafter referred to as “Reverse Merger Transactions,” were consummated simultaneously on February 26, 2008, and as a result of the consummation of these transactions Pacific is now a wholly-owned subsidiary of the Company.

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

7.           ACQUISITION OF HULUDAO WONDER

On June 10, 2008, the Company completed the acquisition of Huludao for a total purchase price of RMB 48,250,000, or approximately U.S. $6,308,591.  The acquisition is accounted for according to FASB 141, appendix D, paragraphs 11 to 18, Transactions between Entities under Common Control. When accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially recognize the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer and report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period.  In this regard, some of the 2007 accounts have been reclassified to be comparable to  the 2008 presentation.

Prior to the June 2008 acquisition, Huludao Wonder was classified as a variable entity of Shaanxi Tianren according to FASB Interpretation No. 46: Consolidation of Variable Interest Entities (“V.I.E.”), an interpretation of ARB 51 (“FIN 46”). FIN 46R requires the primary beneficiary of the variable interest entity to consolidate its financial results with the variable interest entity. The Company had evaluated its relationship with Huludao and had concluded that Huludao Wonder was a variable interest entity for accounting purposes after June 2007 and prior to June 2008.

The following table summarizes the carrying value of Huludao Wonder’s assets and liabilities transfer:

ASSETS
Cash	$7,567
Accounts receivable, net	2,387,711
Other receivables	29,244
Inventory	57,948
Fixed assets	6,934,219
Intangible asset	3,262,566
Other assets	27,486
TOTAL ASSETS	$12,706,741

LIABILITIES
Accounts payable	$20,642
Other payables	101,603
Loans payable	6,275,905
TOTAL LIABILITIES	$6,398,150

NET ASSETS	$6,308,591

Pro Forma Financial Information

The unaudited pro forma financial information presented below summarizes the combined operating results of the Company and Huludao Wonder for the year ended December 31, 2007 as if the acquisition had occurred on January 1, 2007.

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

PRO FORMA STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2007

	Historical Information of the Company(1)	Historical Information of the Acquired Entity (2)	Pro Forma Adjustments (3)	Pro Forma
	(Unaudited)	(Unaudited)		(Unaudited)
Net sales	$29,361,941	$1,775,241	$-	$31,137,182

Net income (loss)	$7,596,403	$(271,213)	$(34,432)	$7,290,758

Basic earnings per share	$0.35			$0.33
Diluted earnings per share	$0.35			$0.33

Basic weighted average common shares outstanding	22,006,173			22,006,173
Diluted weighted average common shares outstanding	22,006,173			22,006,173

               Note:  The currency exchange rate is based on the average exchange rate of the related period.

(1)	The historical operating results of the Company were based on the Company’s unaudited financial statements for the year ended December 31, 2007.
(2)	The historical information of Huludao was derived from the books and the records of Huludao for the five months ended May 30, 2007.

(3)
Pro forma adjustment was based on the assumption that the fair value of the fixed assets and intangible assets were amortized over the life of the assets, assuming the acquisition took place on January 1, 2007

8.           PAYABLE-ACQUISTION OF HULUDAO WONDER

As of December 31, 2007, payable of $1,818,418 represents balance owed to Huludao Wonder’s former owners upon acquisition.  Amount was paid off during 2008.

9.           INVENTORIES

Inventories consisted of the following:
	December 31,	December 31,
	2008	2007
Raw materials and packaging	$611,755	$255,936
Finished goods	1,232,642	4,204,213
Inventories	$1,844,397	$4,460,149

10.           INCOME TAX

Prior to 2007, the Company was subject to a 33% income tax rate by the PRC. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48. Shaanxi Tianren was awarded the status of a nationally recognized High and New Technology Enterprise in December 2006, which entitled Shaanxi Tianren to tax-free treatment for two years starting from 2007, and thereafter reduced income taxes at 50% of its regular income tax rate then effective from 2009 to 2010. In December 2007, the tax rate of Shaanxi Qiyiwangguo was reduced from 33% to 25%, effective beginning January 2008.

As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of December 31, 2008.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48. The current year tax was $2,231,140 and $1,109,160 for fiscal year 2008 and 2007, respectively. The Company has recorded no deferred tax assets or liabilities as of December 31, 2008 and 2007, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

Income Tax Expenses	December 31, 2008	December 31, 2007
Current	$2,231,140	$1,109,160
Deferred	-	-
Total	$2,231,140	$1,109,160

11.           LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Accordingly, the Company paid in advance for land use rights. Prepaid land use rights are being amortized and recorded as lease expenses using the straight-line method over the use terms of the lease, which is 20 to 50 years. The amortization expenses were $160,005 and $128,544 for fiscal year 2008 and 2007, respectively.

12.           RELATED PARTIES RECEIVABLES AND PAYABLES

As of December 31, 2008, the Company had no outstanding loans to related entities with common owners and directors. During the year ended December 31, 2008, Pacific erroneously paid RMB 34,848,000, or approximately $5,007,850 based on the average rate of the year ended December 31, 2008, to its former shareholders, the Company’s director Xiaoqing Yan and its CEO, Yongke Xue as the result of a dividend declaration by Pacific in February 2008 (See Note 15). Because the recipients of the money were no longer shareholders of Pacific, the transaction has been treated for accounting purposes as an interest free loan. As of December 31, 2008, the directors and other related parties had returned the monies they received (along with amounts loaned to related parties prior to January 1, 2008) in cash in the amount of $5,506,229.

During the year ended December 31, 2008, the related party loan and advances to Hede of RMB 48,929,272 were credited against the purchase price that the Company paid for Huludao on June 10, 2008. The Company also paid off approximately $121,752 of its loans payable to related parties in the year ended December 31, 2008. The indebtedness of the Company to related entities with common owners and directors as of December 31, 2007 totaled $4,970,427 as follows. The loans were unsecured and bear no interest. These loans had no fixed payment terms.

Name of Related Party to Whom Loans were Given	December 31, 2007	Relation
Mr. Andu Liu	$22,177	Former shareholder of Shaanxi Tianren
Mr. Ke Lu	7,734	Manager of Shaanxi Tianren
Xi’an Hede Investment Consultation Company Limited	101,286	The Managing Director of Xi’an Hede is one of the family members of Shaanxi Tianren
Shaanxi Xirui Group Co., Ltd.	198,216	Shareholder of Shaanxi Qiyiwangguo
Yingkou Trusty Fruits Co., Ltd. (“Yingkou”)	77,212	Hede is a shareholder of Yingkou
Shaanxi Fruits Processing Co., Ltd.	73,629	Former Shaanxi Tianren
Total	$480,254

As of December 31, 2008, the indebtedness of the Company to its shareholders and related entities with common owners and directors was $23,452 as follows:

Name of Related Party from Whom Loans were Received	December 31, 2008	Relation
Mr. Yongke Xue	$(23,452)	Former shareholder of Shaanxi Tianren
Total	$(23,452)

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

13.           COMMON STOCK

As of December 31, 2008, the Company had 22,271,786 shares of Common Stock issued and outstanding and 3,448,480 shares of Series B Preferred Stock issued and outstanding (2,000,000 shares of the Series B Preferred Stock deposited in the escrow account are not included). Assuming all five year warrants to purchase 7,000,000 shares of Common Stock with an exercise price of $3.00 per share are exercised and all shares of Series B Preferred Stock are converted, the total number of shares of Common Stock to be issued and outstanding will be 32,720,266.

In the first quarter of 2008, the Company issued 31,941 shares of Common Stock as part of the settlement with its prior Chief Executive Officer, Burr D. Northrop, 37,098 shares of Common Stock to Walker Street Associates and its prior director, Joseph I. Emas, for the professional services that they provided, and 59,060 shares of Common Stock to Grover Moss for the conversion of principal under the obligation of $398,000 with the Company.

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

14.           NOTE PAYABLE

In the year ended December 31, 2008, the Company paid off RMB 98,800,000, or approximately $14,198,105 of short-term loans payable, and transferred RMB 15,000,000, or approximately $2,155,583 based on the average exchange rate for the year ended December 31, 2008 from long-term loans payable to short-term loans payable, which will be due in September 2009. The Company also entered into nine new short-term loan agreements with some local banks in China. As of December 31, 2008, the balance of these short-term loans totaled RMB 76,800,000 (U.S. $11,256,871 based on the exchange rate on December 31, 2008), with an interest rate ranging from 5.58% to 9.83% per annum. Of these loans, $5,247,343 are collateralized by land and buildings. These loans are due from May 2009 to October 2009.

During 2007, the Company borrowed a short-term loan from a bank in the amount of RMB 54,000,000 ($7,392,602 based on the exchange rate on December 31, 2007) with an interest rate ranging from 5.40% to 9.48% per annum due from January 2008 to September 2008. During December 2007, a short-term loan of RMB 720,000 ($985,680) was paid off. At December 31, 2007, the short -term loan balance was $6,406,922.

During 2007, the Company borrowed a long-term loan from a bank in the amount of RMB 15,000,000 ($2,053,501 based on the exchange rate on December 31, 2007) at the bank’s prime rate of 9.49% plus a floating rate per annum. The loan has a term of two years from the date of draw down. The principal of RMB 10,000,000 ($1,369,000) is due on July 10, 2009, and the balance of RMB 5,000,000 ($684,501) is due on September 20, 2009. At December 31, 2007, the long-term loan balance was $2,053,501.

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) as it relates to financial assets and financial liabilities. The adoption of SFAS 157 did not have a material effect on our results of operations, financial position or liquidity.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 as of January 1, 2008.  SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. We did not elect the fair value option for the Company’s loans payable. Therefore, valuation of the Company’s loans payable is not affected by the adoption of SFAS 157 and SFAS 159.

15.           DIVIDEND PAYMENT

On February 4, 2008, before the Share Exchange Transaction, the Board of Directors of Shaanxi Qiyiwangguo declared a cash dividend of RMB 20,553,592, or $2,953,665 based on the average rate for the year ended December 31, 2008, to its former shareholders. Since Shaanxi Tianren holds a 91.15% interest in Shaanxi Qiyiwangguo, RMB 18,734,599, (or $2,692,266) was paid to Shaanxi Tianren and RMB 1,818,993 (or $261,399) was paid to its minority interest holders. On the same date, the Board of Directors of Shaanxi Tianren declared a cash dividend of RMB 35,200,000 (or $5,058,434 based on the average exchange rate for the year ended December 31, 2008), to its shareholders. Since Pacific holds a 99% interest in Shaanxi Tianren, RMB 34,848,000 (or $5,007,850 based on the average exchange rate for the year ended December 31, 2008) was paid to Pacific and RMB 352,000 (or $50,584 based on the average exchange rate for the year ended December 31, 2008) was paid to its minority interest holders. The inter-company dividend was eliminated in the consolidated statement. The dividend paid to minority interest holders was RMB 2,170,993 (or $311,984 based on the average exchange rate for the year ended December 31, 2008).

In May 2008, Pacific erroneously paid RMB 34,848,000 (or $5,007,850 based on the average exchange rate for the year ended December 31, 2008) to its former shareholders as the result of a dividend declaration in February 2008. The monies were then returned to the Company in June 2008 (See Note 12).

16.           RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007, the Company made a loan of $198,216 to Shaanxi Xirui Group Co. Ltd., which is a shareholder of the former Shaanxi Qiyiwangguo.

Yongke Xue, the Chairman of the Board, and Chief Executive Officer of the Company, owns 80% of the equity interest of Shaanxi Hede Investment Management Co., Ltd. (“Hede”), a PRC company. Xiaoqin Yan, a director of Shaanxi Tianren, owns the remaining 20% of Hede.

On May 31, 2007, Huludao Wonder was acquired by Hede at the fair market price of RMB 48,250,000, which was based on a third party valuation. At the time Hede acquired Huludao Wonder, both Hede and Shaanxi Tianren intended that Huludao Wonder would be sold to Shaanxi Tianren after a one-year holding period. The management of Shaanxi Tianren wanted an affiliate to run Huludao Wonder first to make sure there were no issues before it was conveyed to Shaanxi Tianren. Shaanxi Tianren participated significantly in the design of this purchase transaction, and the purchase price was agreed upon by the Board of Shaanxi Tianren. The purchase agreement under which Hede acquired Huludao Wonder required that installments of the purchase price be paid as follows: RMB 10,000,000 on June 10, 2007; RMB 20,000,000 before September 2007; and RMB 18,250,000 before March 31, 2008. Immediately following the acquisition, Hede leased to Shaanxi Tianren all of the assets and facilities of Huludao Wonder under a Lease Agreement dated June 2, 2007 between Hede and Shaanxi Tianren. The lease was for a term of one year from July 1, 2007 to June 30, 2008. The monthly rent under the lease was RMB 300,000 (approximately $43,972 based on the exchange rate on December 31, 2008). Upon execution of the lease, Hede was paid RMB 1.8 million, representing the first 6 months rent, and a refundable security deposit of RMB 1.2 million.

In January 2008, Shaanxi Tianren paid rental expense of RMB 11,038 (approximately $1,618 based on the exchange rate on December 31, 2008) to the landlord of Hede’s office space on behalf of Hede.

In May 2008, Shaanxi Tianren paid to Hede an aggregate amount of RMB 1,500,000 (approximately $219,861 based on the exchange rate on December 31, 2008) of rent for the period from January to May 2008 pursuant to the Huludao Wonder Lease. In the same month, Shaanxi Tianren assumed Hede’s obligation of RMB 18,000,000 (approximately $2,638,329 based on the exchange rate on December 31, 2008) for the balance of the purchase price for Huludao Wonder.

On May 31, 2008, Shaanxi Tianren entered into a Stock Transfer Agreement with Hede. Under the terms of the Stock Transfer Agreement, Hede agreed to transfer all its stock ownership of Huludao Wonder to Shaanxi Tianren for a total price of RMB 48,250,000 (approximately $6,308,591 based on the exchange rate on June 1, 2007). The sale was closed on June 10, 2008. As of May 31, 2008, Shaanxi Tianren had a related party receivable of RMB 48,928,272 from Hede, which was credited against the purchase price (so that Shaanxi Tianren did not pay any cash to Hede for the purchase) and the remaining balance of the loans and advances of RMB 679,272 (approximately $99,564 based on the exchange rate on December 31, 2008) to Hede was repaid to the Company on June 11, 2008.

On February 26, 2008, simultaneously with the consummation of the Share Exchange Agreement and Stock Purchase Agreement described herein, pursuant to an oral agreement with the Company and Barron Partners, the Company issued an aggregate of 615,147 shares of Series B Preferred Stock to Barron in exchange for the cancellation of (a) all indebtedness of the Company to Barron Partners under certain outstanding convertible promissory notes issued to Barron Partners during the period from September 30, 2004 to February 2008 to evidence loans made by Barron Partners to the Company for working capital needs in the ordinary course of business, and (b) all liquidated damages payable to Barron Partners (including all amounts as well as any amounts which would become payable in the future as a result of continuing failures) as a result of the failure of the Company to have registered under the Securities Act of 1933 as amended (the “Securities Act”) for resale by Barron Partners the Common Stock of the Company issuable upon conversion of such convertible promissory notes under various registration rights agreements between the Company and Barron Partners entered into in connection with the foregoing loans.

As of the date of this Annual Report, Barron Partners beneficially owns 10,159,265 shares of the Company’s Common Stock (approximately 31.3% of the Common Stock) and is a selling stockholder herein. The oral agreement with Barron Partners was approved by the Chief Executive Officer of the Company.

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

17.           CONTINGENCIES

The Company has not, historically, carried any property or casualty insurance and has never incurred property damage or incurred casualty losses. Management feels the chances of such an obligation arising are remote. Accordingly, no amounts have been accrued for any liability that could arise from a lack of insurance.

Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

18.           CONCENTRATIONS, RISKS AND UNCERTAINTIES

The Company does not have concentrations of business with customers constituting greater than 10% of the Company’s revenue in fiscal year 2008 and 2007. Sales to our five largest customers accounted for approximately 34% and 29% of our net sales during the years ended December 31, 2008 and 2007, respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There was bad debt expense of $17,690 and $0 during the years ended December 31, 2008 and 2007, respectively.

The Company does not have concentrations of business with vendors constituting greater than 10% of the Company’s purchases in fiscal year 2008 and 2007.

19.           NEW LEASE AGREEMENT

On June 23, 2008, Shaanxi Tianren entered into a lease agreement for China office space. The lease has a term of one year, with a commencement date of July 1, 2008 and covers approximately 1,400 total rentable square meters. The annual rent is  RMB 674,000, or approximately $96,858. Our new address is 16F, National Development Bank Tower, No.2 Gaoxin 1st Road, Hi-Tech Industrial Zone, Xi’an, Shaanxi Province, PRC 710075. Our phone number is 011-86-29-88377001. The Company is planning to purchase the leased offices from Zhonghai Trust Co., Ltd. The negotiation is still in process as of the filing date of this Form 10-K.

20.           OTHER ASSETS

Other assets as of December 31, 2008 included RMB 15,000,000 of deposits to purchase Yingkou Trusty Fruits Co., Ltd. (“Yingkou”). On June 1, 2008, Shaanxi Tianren entered into a memorandum agreement with Xi’an Dehao Investment Consultation Co. Ltd. (“Dehao”). Under the term of the agreement, Dehao agreed to transfer 100% of the ownership interest of Yingkou to Shaanxi Tianren. Shaanxi Tianren is required to make a refundable down payment of RMB 15,000,000, or approximately $2,198,608 based on the exchange rate of December 31, 2008, to Dehao as a deposit for the purchase. The acquisition is in the negotiating process with Dehao and also a third party market value evaluation is in process. The acquisition is targeted to be complete in the second quarter of fiscal 2009.

21.            SUBSEQUENT EVENT

Our registration statement to register for resale an aggregate of 9,833,333 shares of the Common Stock issuable upon conversion of our Series B Convertible Preferred Stock and warrants to purchase common stock which we sold to two Investors pursuant to a Stock Purchase Agreement on February 26, 2008 was declared effective by the Securities and Exchange Commission on February 5, 2009.  We recorded liquidated damages of $254,301 in fiscal year 2008 due to the failure to meet the timetables provided for in the Registration Rights Agreement with such Investors which was entered into in connection with the Stock Purchase Agreement.