Form 10-Q
period 2009-03-31
SkyPeople Fruit Juice, Inc
filed 2009-05-15
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  000-32249

SKYPEOPLE FRUIT JUICE, INC.
 (Exact name of registrant as specified in its charter)

Florida	98-0222013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16F, National Development Bank Tower,
No. 2, Gaoxin 1st. Road, Xi’an, PRC	710075
(Address of principal executive offices)	(Zip Code)

011-86-29-88386415
           (Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐   No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2009
Common Stock, $0.01 par value per share	22,271,786 shares

SKYPEOPLE FRUIT JUICE, INC.

INDEX
		Page
	Forward Looking Statements	1

Part I.	Financial Information

Item 1.	Financial Statements	2
	(a) Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	2
	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2009 (Unaudited) and March 31, 2008 (Unaudited)	3
	(c) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 (Unaudited) and March 31, 2008 (Unaudited)	4
	(d) Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4	Controls and Procedures	33

Part II

Item 1.	Legal Proceedings	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

Signatures		35
Exhibits
Certifications
-i-

SKYPEOPLE FRUIT JUICE, INC.

PART I

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

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in the most recent Form 10-K filed by the Company. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

    We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, UNAUDITED
	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and equivalents	$23,243,078	$15,274,171
Accounts receivable	5,011,043	11,610,506
Other receivables	225,640	297,394
Inventories	2,312,116	1,844,397
Prepaid expenses and other current assets	904,368	1,087,076
Total current assets	31,696,245	30,113,544

PROPERTY, PLANT AND EQUIPMENT, Net	19,930,452	20,406,967
LAND USAGE RIGHTS (Note 10)	6,353,266	6,404,771
OTHER ASSETS	2,299,914	2,362,049
TOTAL ASSETS	$60,279,877	$59,287,331

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,501,521	$663,092
Accrued expenses	1,341,469	1,657,437
Accrued liquidated damages	254,301	254,301
Related party payables	-	23,452
Income taxes payable	658,700	1,450,433
Advances from customers	1,404,299	1,375,460
Short-term notes payable	11,239,737	11,256,871
Total current liabilities	16,400,027	16,681,046

TOTAL LIABILITIES	16,400,027	16,681,046

EQUITY
SkyPeople Fruit Juice, Inc. stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized 3,448,480 Series B Preferred Stock issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	3,448	3,448
Common Stock, $0.01 par value; 100,000,000 shares authorized 22,271,786 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	222,717	222,717
Additional paid-in capital	13,791,724	13,791,724
Accumulated retained earnings	23,708,370	22,468,934
Accumulated other comprehensive income	4,479,718	4,573,143
Total SkyPeople Fruit Juice, Inc. stockholders' equity	42,205,977	41,059,966
Noncontrolling interests	1,673,873	1,546,319
TOTAL EQUITY	43,879,850	42,606,285

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,279,877	$59,287,331

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME,
UNAUDITED
	Three Months Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenue	$6,671,061	$8,850,584
Cost of Sales	3,746,159	6,990,966
Gross Profit	2,924,902	1,859,618

Operating Expenses
General and administrative	411,904	566,714
Selling expenses	273,588	241,345
Research and development	275,510	7,477
Total operating expenses	961,002	815,536

Income from Operations	1,963,900	1,044,082

Other Income (Expense)
Interest expense	(226,396)	(59,028)
Interest income	7, 316	6,164
Subsidy income	87,800	-
Other income (expense)	(40)	238,956
Total other income (expense)	(131,320)	186,092

Income Before Income Taxes	1,832,580	1,230,174

Income Tax Provision	493,870	130,520

Net Income	1,338,710	1,099,654
Less: Net income attributable to noncontrolling interests	99,274	47,835
NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$1,239,436	$1,051,819

Earnings Per Share:
Basic earnings per share	$0.04	$0.04
Diluted earnings per share	$0.04	$0.04

Weighted Average Shares Outstanding:
Basic	22,271,684	22,485,118
Diluted	28,394,863	27,907,889

Comprehensive Income:
Net income	$1,338,710	$1,099,654
Foreign currency translation adjustment	(93,425)	1,420,300

Comprehensive Income	$1,245,285	$2,519,954
Comprehensive income attributable to the noncontrolling interest	(127,554)	(47,835
Comprehensive income attributable to SkyPeople Fruit Juice, inc.	$1,117,731	$2,472,119

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$1,239,436	$1,051,819
Adjustments to reconcile net income to
net cash flow provided by operating activities
Bad debt expenses	1,130	-
Depreciation and amortization	487,158	714,647
D Earnings attributable to noncontrolling interests	99,274	47,835
Changes in operating assets and liabilities,
net of acquisition effects
Accounts receivable	6,580,392	(2,470,381)
Other receivables	71,292	(158,285)
Prepaid expenses and other current assets	239,570	3,340
Inventories	(470,472)	1,054,021
Accounts payable	839,339	1,053,211
Accrued expenses and other current liabilities	710,238	(239,362)
Advances from customers	30,929	(304,904)
Taxes payable	(1,549,833)	45,262
Net cash provided by operating activities	8,278,453	797,203

Cash Flow from Investing Activities
Loan advanced to related parties	-	(1,758,745)
Additions to property, plant and equipment	-	(154,458)
Net cash (used in) investing activities	-	(1,913,203)

Cash Flow from Financing Activities
Proceeds from stock issuance	-	3,216,667
Proceeds from bank loans	-	1,144,900
Repayments of related party loan	-	(66,236)
Net cash provided by financing activities	-	4,295,331

Effect of Changes in Exchange Rate	(309,546)	170,044

NET INCREASE IN CASH	7,968,907	3,349,375
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,274,171	4,094,238
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,243,078	$7,443,613
Supplementary Information of Cash Flows
Cash paid for interest	$1,283,303	$-
Cash paid for taxes	$226,396	$-
Dividend Payable to Noncontrolling Interests	$-	$303,118
(Noncontrolling interest balance was offset by the dividend payable)

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

Pacific’s only business is acting as a holding company for Shaanxi Tianren Organic Food Co., Ltd.(“Shaanxi Tianren”), a company organized under the laws of the People’s Republic of China (“PRC”), in which Pacific holds a 99% ownership interest.  Shaanxi Tianren is engaged in the business of producing and selling a wide variety of fruit products, including fruit juice concentrates, fruit juice drinks, and fresh fruit and fruit seeds.

Shaanxi Tianren holds a 91.15% interest in of Shaanxi Qiyiwangguo Modern Organic Agriculture Co. Ltd.’s (“Shaanxi Qiyiwangguo”) The acquisition was accounted for using the purchase method, and the financial statements of Shaanxi Tianren and Shaanxi Qiyiwangguo have been consolidated on the purchase date of May 27, 2006 and forward.

Shaanxi Tianren also holds a 100% interest in Huludao Wonder Fruit Co., Ltd. (“Huludao Wonder”). The payment was made through the offset of related party receivables from Shaanxi Hede Investment Management Co., Ltd. (“Hede”). Before the acquisition, Huludao Wonder had been a variable interest entity of Shaanxi Tianren for accounting purposes according to FASB Interpretation No. 46: Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”), since June 1, 2007, and the financial statements of Shaanxi Tianren and Huludao Wonder have been consolidated as of June 1, 2007 and forward. See Note 14-Related Party Transactions.

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

The Company’s current structure is set forth in the diagram below:

*Xi’an Qinmei Food Co., Ltd., an entity which is not affiliated with the Company, owns the other 8.85% of the equity interests in Shaanxi Qiyiwangguo (formerly called Xi’an Tianren Modern Organic Co. Ltd.).

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

Certain prior year accounts have been reclassified to conform to the current presentation because of the acquisition of Huludao Wonder. The reclassification had no impact on net income for the quarter ended March 31, 2009 and 2008.

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

As of March 31, 2009, the cash balance in financial institutions in the United States was $110,986. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2009, the Company had no deposits that were in excess of the FDIC insurance limit.

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
	Three Months Ended March 31,
	2009	2008
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)	$1,239,436	$1,051,819
Net income allocated to Preferred Stock	(243,673)	(204,368)
Net income to common stockholders (Basic)	$995,763	$847,451

DENOMINATORS FOR BASIC AND DILUTED EPS
Common Stock outstanding	22,271,684	22,485,118
DENOMINATOR FOR BASIC EPS	22,271,684	22,485,118

Add: Weighted average preferred as if converted	5,448,480	5,422,771
Add: Weighted average stock warrants outstanding	674,699	-

DENOMINATOR FOR DILUTED EPS	28,394,863	27,907,889
EPS – Basic	$0.04	$0.04
EPS – Diluted	$0.04	$0.04

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues. The shipping and handling expenses of $251,180 and $230,578 for the three months ended March 31, 2009 and 2008, respectively, are reported in the Consolidated Statement of Income as a component of selling expenses.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents foreign currency translation adjustments.

Trade Accounts Receivable

During the normal course of business, we extend unsecured credit to our customers. Accounts receivable and other receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. Allowance is made when collection of the full amount is no longer probable. Management reviews and adjusts this allowance periodically based on historical experience, the current economic climate, as well as its evaluation of the collectability of outstanding accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of March 31, 2009. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

Inventories

Inventories consist primarily of raw materials and packaging (which include ingredients and supplies) and finished goods (which include finished juice in our bottling and canning operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the average cost or first-in, first-out methods.

Inventories consisted of:
	March 31, 2009	December 31, 2008
Raw materials and packaging	$964,364	$611,755
Finished goods	1,347,752	1,232,642
Inventories	$2,312,116	$1,844,397

Intangible Assets

The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has no indefinite lived intangible assets.

Revenue Recognition

We recognize revenue upon meeting the recognition requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenue from sales of the Company’s products is recognized upon shipment or delivery to its distributors or end users, depending upon the terms of the sales order, provided that persuasive evidence of a sales arrangement exists, title and risk of loss have transferred to the customer, the sales amount is fixed and determinable and collection of the revenue is reasonably assured. More than 69% of our products are exported either through distributors with good credit or to end-users directly. Of this amount, 80% of the revenue is exported through distributors. Our general sales agreement requires distributors to pay us after we deliver the products to them, which is not contingent on resale to end customers. Our credit term for distributors with good credit history is from 30 days to 90 days. For new customers, we usually require 100% advance payment for direct export sales. Advances from customers are recorded as unearned revenue, which is a current liability. Our payment terms with distributors are not determined by the distributor’s resale to the end customer. According to our past collection history, the bad debt rate of our accounts receivables is less than 0.5%. The problem of quality hardly occurred during production, storage and transportation due to our maintenance of strict standards during the entire process. Our customers have no contractual right of the return of products. Historically, we have not had any returned products. Accordingly, no provision has been made for returnable goods. We are not required to rebate or credit a portion of the original fee if we subsequently reduce the price of our product and the distributor still has rights with respect to that product.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred. The Company incurred $293 and zero in advertising and promotional costs for the three months ended March 31, 2009 and 2008, respectively.

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

Buildings	20-30 years
Machinery and equipment	10 years
Furniture and office equipment	5 years
Motor vehicles	5 years
	March 31, 2009	December 31, 2008
Machinery and equipment	$14,509,459	$14,531,577
Furniture and office equipment	225,638	226,929
Motor vehicles	193,966	194,262
Buildings	8,508,567	8,521,537
Construction in progress	1,900,520	1,903,418
Subtotal	25,338,150	25,377,723
Less: accumulated depreciation	(5,407,698)	(4,970,756)
Net property and equipment	$19,930,452	$20,406,967

Depreciation expense included in general and administration expenses for the three months ended March 31, 2009 and 2008 was $80,969 and $188,100, respectively. Depreciation expense included in cost of sales for the three months ended March 31, 2009 and 2008 was $364,438 and $472,512, respectively.

During 2008, Shaanxi Tianren commenced construction on the expansion of its research and development center. This project covers an area of 2,000 square meters and will encompass additional space required for research and development laboratories. The expansion is currently in progress on the existing site of the factory in Jingyang County, Shaanxi Province. Related to this project, we have capitalized, as construction in progress, $1,170,806 as of March 31, 2009. This research and development center is expected to be completed by June 30, 2009. Our estimated future capital expenditure for this project is $1,024,455. Once it is completed, it will provide more space for our engineers to conduct research and development toward the goal of improving and facilitating our product line.

In addition, Shaanxi Qiyiwangguo began construction on an industrial waste water processing facility and renovation of an employee building in the factory of Zhouzhi County in Shaanxi Province in fiscal year 2008.

Shaanxi Qiyiwangguo previously leased a waste-water processing facility at an annual fee of approximately $14,371. This 1,118 square meter industrial waste water processing facility remains on schedule and once completed will process 1,200 cubic meters of waste water per day, which will meet the increasing production demands of Shaanxi Qiyiwangguo and will improve the use of recycled waste water. We capitalized $679,300 as construction in progress as of March 31, 2009. This project is expected to be operational by the end of the third quarter of fiscal 2009. Our estimated future input for this project is $110,994. The newly built water processing facility in Shaanxi Qiyiwangguo will help the Company save on leasing fees and also enable the Company to increase its production capacity in the future.  Furthermore, it will be in compliance with local environmental laws.  In the fourth quarter of fiscal 2008, Shaanxi Qiyiwangguo began renovation of an employee building. We capitalized $11,131 as construction in progress as of March 31, 2009. This project is expected to be completed by the second quarter of 2009. There will be no future input for this project.

Capitalized interest expenses of $50,414 are in construction in progress in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost. The source of the future investment in these three projects will be generated from our working capital and our current bank loans.

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. No impairment of assets was recorded in the periods reported.

Foreign Currency and Comprehensive Income

The accompanying financial statements are presented in U.S. dollars. The functional currency of SkyPeople and Pacific is the U.S. dollar and that of Shaanxi Tianrne and its subsidiary is the renminbi (“RMB”) of the PRC. The financial statements are translated into U.S. dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

Noncontrolling interests

Noncontrolling interests represents the minority stockholders’ proportionate share of 1% of the equity of Shaanxi Tianren and 8.85% of the equity of Shaanxi Qiyiwangguo.

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

Research and Development

Shaanxi Tianren established a research and development institution with nearly 41 research and development personnel as of March 31, 2009. Shaanxi Tianren also from time to time retains external experts and research institutions. The research and development expenses were $275,510 and $7,477 for the three months ended March 31, 2009 and 2008, respectively.

              New Accounting Pronouncements

In April 2009, the FASB issued Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Had Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume or level of activity for the asset or liability has significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The Company does not expect the adoption of FSP FAS 157-4 to have a significant impact on its financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a significant impact on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 will have no impact on the Company’s financial statements.

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

The warrants that were issued pursuant to the Stock Exchange Agreement became exercisable after the consummation of a 1-for-328.72898 reverse split of our outstanding Common Stock, which was effective on May 23, 2008, and the 7,000,000 shares issuable upon exercise of such Warrants were not adjusted as a result of such reverse split.

6.	NOTE PURCHASE AGREEMENT

On February 26, 2008, the Company issued to Barron Partners, L.P. (“Barron Partners”) an aggregate of 615,147 shares of Series B Stock in exchange for the cancellation of all principal and accrued interest aggregating approximately $5,055,418 on certain promissory notes of the Company held by Barron Partners.

On February 22, 2008, the Company issued to Grover Moss an aggregate of 59,060 shares of Common Stock (post split) in exchange for the conversion of principal aggregating $398,000 evidenced by a promissory note dated February 22, 2008.

7.	ACCQUISITION OF HULUDAO WONDER

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

The following table summarizes the carrying value of Huludao Wonder’s assets and liabilities transfer:
ASSETS
Cash	$7,567
Accounts receivable, net	2,387,711
Other receivables	29,244
Inventory	57,948
Fixed assets	6,934,219
Intangible asset	3,262,566
Other assets	27,486
TOTAL ASSETS	$12,706,741

LIABILITIES
Accounts payable	$20,642
Other payables	101,603
Loans payable	6,275,905
TOTAL LIABILITIES	$6,398,150

NET ASSETS	$6,308,591

  8.           INVENTORIES

As of March 31, 2009 and December 31, 2008, inventories consisted of:
	March 31,	December 31,
	2009	2008
Raw materials and packaging	$964,364	$611,755
Finished goods	1,347,752	1,232,642
Inventories	$2,312,116	$1,844,397

9.           INCOME TAX

Prior to 2007, the Company was subject to a 33% income tax rate by the PRC. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48. Shaanxi Tianren was awarded the status of a nationally recognized High and New Technology Enterprise in December 2006, which entitled Shaanxi Tianren to tax-free treatment for two years starting from 2007. Starting from 2009, Shaaxin Tianren is subject to the regular tax rate of 25% according to the new tax law in China, which was effective on January 1, 2008. In December 2007, the tax rate of Shaanxi Qiywangguo was reduced from 33% to 25%, effective beginning January 2008. The tax rate of Huludao Wonder was also reduced to 25%, effective beginning January 2008. As of result, the Company’s income tax rate in the PRC is effectively 25%.

As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of March 31, 2009.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48. The income tax expense was $493,870 and $130,520 for the three months ended March 31, 2009 and March 31, 2008, respectively. The Company had recorded no deferred tax assets or liabilities as of  March 31, 2009  and 2008, since nearly all differences in tax basis and financial statement carrying values are permanent differences.
	Three Months Ended March 31,
Income Tax Expenses	2009	2008
Current	$493,870	$130,520
Deferred	-	-
Total	$493,870	$130,520

10.         LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Accordingly, the Company paid in advance for land use rights. Prepaid land use rights are being amortized and recorded as lease expenses using the straight-line method over the use terms of the lease, which were 20 to 50 years. The amortization expenses were $41,751 and $54,035 for the three months ended March 31, 2009 and 2008, respectively.

11.         COMMON STOCK

As of March 31, 2009, the Company had 22,271,786 shares of Common Stock issued and outstanding and 3,448,480 shares of Series B Preferred Stock issued and outstanding (2,000,000 shares of the Series B Preferred Stock deposited in the escrow account are not included). Assuming all five year warrants to purchase 7,000,000 shares of Common Stock with an exercise price of $3.00 per share are exercised and all shares of Series B Preferred Stock are converted, the total number of shares of Common Stock to be issued and outstanding will be 32,720,266.

In the first quarter of 2008, the Company issued 31,941 shares of Common Stock as part of the settlement with its prior Chief Executive Officer, Burr D. Northrop, 37,098 shares of Common Stock to Walker Street Associates and its prior director, Joseph I. Emas, respectively, for the professional services that they provided, and 59,060 shares of Common Stock to Grover Moss for the conversion of principal owed by the Company pursuant to a promissaory note in the amount of $398,000.

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

In connection with the Share Exchange Transaction in February 2008, the Company designated 1,000,000 shares of Series A Convertible Preferred Stock out of its total authorized number of 10,000,000 shares of Preferred Stock, par value $0.001 per share. In the Mandatory Conversion, each holder of Series A Preferred Stock was entitled to receive twenty two and 62/10,000 (22.0062) shares of fully paid and non-assessable Common Stock for every one (1) share of Series A held. The Company also agreed to issue 2,833,333 shares of a newly designated Series B Convertible Preferred Stock of the Company, par value $0.001 per share and warrants to purchase 7,000,000 shares of the Company’s Common Stock. Upon effectiveness of the Reverse Split on May 23, 2008, all the outstanding shares of Series A Preferred Stock were immediately and automatically converted into 22,006,173 shares of Common Stock. Each share of Series B Preferred Stock will be convertible at any time into one share of Common Stock at the option of the holder, and the Warrants became exercisable immediately after the Reverse Split. The 2,833,333 shares of Series B Convertible Preferred Stock and 7,000,000 shares issuable upon exercise of such Warrants were not adjusted as a result of the Reverse Split.

12.         NOTES PAYABLE

As of March 31, 2009, the balance of the short-term loans totaled RMB 76,800,000 (U.S. $11,239,737 based on the exchange rate on March 31, 2009), with interest rates ranging from 5.58% to 9.83% per annum. Of these loans, $5,239,357 are collateralized by land and buildings. These loans are due from May 2009 to October 2009.

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

13.	DIVIDEND PAYMENT

On February 4, 2008, before the Share Exchange Transaction, the Board of Directors of Shaanxi Qiyiwangguo declared a cash dividend of RMB 20,553,592, or $2,933,899 based on the average exchange rate for the  nine months ended September 30, 2008, to its former shareholders. Since Shaanxi Tianren holds a 91.15% interest in Shaanxi Qiyiwangguo, RMB 18,734,599 (or $2,674,249) was paid to Shaanxi Tianren and RMB 1,818,993 (or $259,650) was paid to its noncontrolling interest holders. On the same date, the Board of Directors of Shaanxi Tianren declared a cash dividend of RMB 35,200,000 (or $5,024,584 based on the average exchange rate for the nine months ended September 30, 2008) to its shareholders. Since Pacific holds a 99% interest in Shaanxi Tianren, RMB 34,848,000 (or $4,974,338 based on the average exchange rate for the nine months ended September 30, 2008) was paid to Pacific and RMB 352,000 (or $50,246 based on the average exchange rate for the nine months ended September 30, 2008) was paid to its noncontrolling interest holders. The inter-company dividend was eliminated in the consolidated statement. The dividend paid to noncontrolling interest holders was RMB 2,170,993 (or $309,896 based on the average exchange rate for the nine months ended September 30, 2008).

In May 2008, Pacific erroneously paid RMB 34,848,000 (or $4,974,338 based on the average exchange rate for the nine months ended September 30, 2008) to its former shareholders as the result of a dividend declaration in February 2008. The monies were then returned to the Company in June 2008.

14.	RELATED PARTY TRANSACTIONS

Yongke Xue, the Chairman of the Board, and Chief Executive Officer of the Company, owns 80% of the equity interest of Hede. Xiaoqin Yan, a director of Shaanxi Tianren, owns the remaining 20% of Hede.

In January 2008, Shaanxi Tianren paid rental expense of RMB 11,038 (approximately $1,615 based on the exchange rate as of March 31, 2009) to the landlord of Hede’s office space on behalf of Hede.

On February 26, 2008, simultaneously with the consummation of the Share Exchange Agreement and Stock Purchase Agreement described herein, pursuant to an oral agreement with the Company and Barron Partners, the Company issued an aggregate of 615,147 shares of Series B Preferred Stock to Barron Partners in exchange for the cancellation of (a) all indebtedness of the Company to Barron Partners under certain outstanding convertible promissory notes issued to Barron Partners during the period from September 30, 2004 to February 2008 to evidence loans made by Barron Partners to the Company for working capital needs in the ordinary course of business, and (b) all liquidated damages payable to Barron Partners (including all amounts as well as any amounts which would become payable in the future as a result of continuing failures) as a result of the failure of the Company to have registered under the Securities Act of 1933, as amended (the “Securities Act”) for resale by Barron Partners the Common Stock of the Company issuable upon conversion of such convertible promissory notes under various registration rights agreements between the Company and Barron Partners entered into in connection with the foregoing loans.

As of the date of this Form 10-Q Report, Barron Partners beneficially owns 10,159,265 shares of the Company’s Common Stock (approximately 31.3% of the Common Stock).. The oral agreement with Barron Partners described in the preceding paragraph was approved by the Chief Executive Officer of the Company.

The total amount of principal and accrued interest under all convertible promissory notes that were cancelled aggregated approximately $1,735,286 and the total amount of accrued liquidated damages that were cancelled aggregated approximately $3,320,132. All of the convertible promissory notes bore interest at the rate of 8% per annum and were convertible into shares of Common Stock at a conversion rate of one share of Common Stock for every $8.21822 of principal converted. The registration rights agreements provided for liquidated damages to accrue at the rate of 36% per annum of the note principal in the event that the registration statements to register the underlying shares were not declared effective by the required deadline.

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

The issuance of the Series B Preferred Stock was accomplished in reliance upon Section 4 (2) of the Securities Act.

15.	OTHER ASSETS

Other assets as of March 31, 2009 included RMB 15,000,000 of deposits to purchase Yingkou Trusty Fruits Co., Ltd. (“Yingkou”). On June 1, 2008, Shaanxi Tianren entered into a memorandum agreement with Xi’an Dehao Investment Consultation Co. Ltd. (“Dehao”). Under the term of the agreement, Dehao agreed to transfer 100% of the ownership interest of Yingkou to Shaanxi Tianren. Shaanxi Tianren is required to make a refundable down payment of RMB 15,000,000, or approximately $2,195,261 based on the exchange rate of March 31, 2009, to Dehao as a deposit for the purchase. The acquisition is in the negotiating process with Dehao and also a third party market value evaluation is in process. The acquisition is targeted to be complete in the second quarter of fiscal 2009.

16.          LIQUIDATED DAMAGES

Our registration statement to register for resale an aggregate of 9,833,333 shares of the Common Stock issuable upon conversion of our Series B Convertible Preferred Stock and warrants to purchase Common Stock that we sold to the Investors pursuant to the Stock Purchase Agreement was declared effective by the Securities and Exchange Commission on February 5, 2009.  We accrued liquidated damages payable of $254,301 in fiscal year 2008 due to the failure to meet the timetables provided for in the Registration Rights Agreement with such Investors, which was entered into in connection with the Stock Purchase Agreement.

19            LEASE AGREEMENT

On June 23, 2008, Shaanxi Tianren entered into a lease agreement for China office space. The lease has a term of one year, with a commencement date of July 1, 2008 and covers approximately 1,400 total rentable square meters. The annual rent is  RMB 674,000, or approximately $96,858. Our new address is 16F, National Development Bank Tower, No.2 Gaoxin 1st Road, Hi-Tech Industrial Zone, Xi’an, Shaanxi Province, PRC 710075. Our phone number is 011-86-29-88377001. The Company is planning to purchase the leased offices from Zhonghai Trust Co., Ltd. The negotiation is still in process as of the filing date of this Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, and with the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on  Form 10-K.

Overview

We produce and sell a wide variety of fruit products, including special fruit juice concentrates, fruit juice drinks, and fresh fruit and fruit seeds  to a stable network of distributors and end users  in the United States, the European Union, China, South Korea, Russia, and the Middle East through our indirect subsidiary, Shaanxi Tianren, which is located in the PRC.

Because the operations of Shaanxi Tianren, which we acquired on February 26, 2008 through our acquisition of Pacific, are the only significant operations of the Company and its affiliates, the business and financial results of Pacific and the Company reflect those of Shaanxi Tianren.  As a result, this discussion and analysis focuses on the business results of Shaanxi Tianren, comparing its results in the three-months ended March 31, 2009 with its results in the corresponding period of 2008.

Shaanxi Tianren holds a 91.15% interest in of Shaanxi Qiyiwangguo, and a 100% interest in Huludao Wonder.

Below is the Company’s corporate structure:

*Xi’an Qinmei Food Co., Ltd., an entity which is not affiliated with the Company, owns the other 8.85% of the equity interests in Shaanxi Qiyiwangguo.

We produce and sell fruit concentrate and fruit juice beverages. We usually produce our core products such as apple, pear, and kiwifruit concentrate from August to March of each year. The squeezing season for (i) apples is from August to March or April of the following year; (ii) pears is from July or August until March of the following year; and (iii) kiwifruit is from September through December of each year. In the first quarter of 2009, we developed a fruit vinegar beverage that has tested very well in the market. We currently offer our fruit vinegar beverage for two fruits; kiwifruit and mulberry fruit. We introduced these products in the first quarter of 2009. Our non-concentrate products, such as fruit juice beverages, are sold and produced in all seasons. The ability to produce fruit juice beverages is important when fresh fruit is out of season and fruit concentrate cannot be produced.  Our range of products and production flexibility allows us to diversify our operational risks and supplement our revenue.  Fruit concentrate comprised 66% of revenue in the first quarter of 2009, fruit juice beverages made up 22%, fruit vinegar made up 5% and the remaining 7% of revenue consisted of sales of fresh fruit and other products.

We own and operate three manufacturing facilities in China; two facilities are located in Shaanxi Province and one facility is located in Liaoning Province. Our raw materials mainly consist of apples, pears and kiwifruits. Fresh fruit is the primary raw material needed for the production of our products. The purchase of fresh fruit represents over 51% of our production cost in fiscal year 2008. China has the largest planting area of apples and kiwifruit in the world. Our kiwifruit processing facilities are located in Zhouzhi County, Shaanxi Province, which has the largest planting area of apples and kiwifruit in China. Shaanxi is also the main pear producing province in China. The pear supply can meet our production requirements. We source our apple supply mainly from Liaoning Province, China’s epicenter for high acidity apples, which can supply enough apples to meet our Liaoning factory’s production needs. Because of the seasonal nature in the growing and harvesting of fruits and vegetables, our business is seasonal and can be greatly affected by weather.

We believe that continuous investment in research and development is a key component to becoming a leader in fruit concentrate and fruit juice beverage quality. We have an internal research and development team of approximately 41 people, and we retain external experts and research institutions for additional consultation. Our research and development effort emphasizes the design and development of our processing technology with the goal of decreasing processing costs and optimizing our production capabilities.  We intend to continue to invest in research and development to respond to and anticipate customer needs.  For the quarters ended March 31, 2009 and 2008, our research and development expenses were $275,510 and $7,477, respectively.

To take advantage of economies of scale and to enhance our production efficiency, each of our manufacturing facilities has a focus on juice products centering around one particular fruit according to the proximity of such manufacturing to the supply center of that fruit. Producing multi-fruit concentrate and beverage blends is more costly and time consuming. This strategy allows us to maximize our output and minimize our cost. Our production lines use essentially the same processing method with a few slight variations. Since June 2007, after we leased the production facilities of Huludao Wonder, we have been operating our pear juice products business out of our Jingyang Branch Office. Our business involving apple juice products is operated out of the facilities of Huludao Wonder, and our business involving kiwifruit products is run out of Shaanxi Qiyiwangguo Modern Organic Co. Ltd. (“Shaanxi Qiyiwangguo”), in which we have held a 91.15% ownership interest since May 2006.

On June 2, 2007, Shaanxi Tianren entered into a lease agreement with Hede, pursuant to which Shaanxi Tianren, for a term of one year and for a monthly lease payment of RMB 300,000, leased all the assets and operating facilities of Huludao Wonder, which was wholly-owned by Shaanxi Hede. On June 10, 2008, we completed the acquisition of Huludao Wonder for a total purchase price of RMB 48,250,000, or approximately U.S. $6,308,591 based on the exchange rate of June 1, 2007. The payment was made through the offset of related party receivables.

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

Shaanxi Tianren is permitted by the relevant governmental authorities to directly export our products. More than 69% of our products are exported either through distributors with good credit or to end-users directly. Our distributors are generally domestic export companies. Although we generally renew our distribution agreements with our distributors on a yearly basis, we maintain a long-term relationship with our distributors. Our main export markets are the United States, the European Union, South Korea, Russia, and the Middle East.

First Quarter Fiscal 2009 Highlights

•	We introduced a fruit vinegar beverage in the first quarter of 2009 that has tested very well in the market. Our fruit vinegar beverages had a gross margin of 50% in the first quarter of 2009.
•
Gross profit margins increased by 108.7% to 43.8% from 21.0% for the first quarter of fiscal 2009 due to a decrease in the price of fresh fruits in the squeezing season of fiscal 2008 and also the first quarter of fiscal 2009.

•
Income from operations increased by 88.1% to $1,963,900 for the first quarter of fiscal 2009 from $1,044,082 for the first quarter of fiscal 2008 due to a significant increase in gross margin and a decrease in operating expenses, which was offset by a decrease in revenue.

•	Net income increased $187,617, or 17.8%, to $1,239,436 compared with $1,051,819 for the first quarter of fiscal 2008 primarily due to an increase in gross margin in the first quarter of fiscal 2009.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended March 31, 2009.  These highlights are not intended to be a full discussion of our operating results for this quarter.  These highlights should be read in conjunction with the following discussion and with our unaudited consolidated financial statements and notes thereto accompanying this Quarterly Report.

Results of Operations and Business Outlook

Our consolidated financial information for the three months ended March 31, 2009 should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our most recent Annual Report on  Form 10-K.

Revenues

The following table presents our consolidated net revenues for our main products for the three months ended March 31, 2009 and 2008, respectively:
	Three Months Ended March 31,
	2009	2008	% Change
Concentrated apple juice and apple aroma	$316,707	$2,390,261	(86.8)%
Concentrated pear juice	2,658,642	3,964,258	(32.9)%
Concentrated kiwifruit juice and kiwifruit puree	1,428,195	1,489,907	(4.1)%
Fresh kiwifruits	476,101	-	N/A
Fruit beverage	1,442,747	1,006,158	43.4%
Fruit vinegar	348,669	-	N/A
Consolidated	$6,671,061	$8,850,584	(24.6)%

Revenue for the three months ended March 31, 2009 was $6,671,061, a decrease of $2,179,523, or 24.6%, when compared to the same sales period of the prior year. This decrease was primarily due to the decrease in sales of concentrated apple juice and pear juice, which was offset by an increase in sales of fruit beverages, fresh fruits and fruit vinegars in our Chinese market. Since 2008, we have focused more on the kiwifruit concentrate and fruit beverages, which have a higher margin and less competition than our concentrated apple and pear juices. Due to their nutritional advantages and unique image and taste, the consumption of small breed fruits, such as kiwifruits and mulberry, and their processed products are on the rise worldwide.

Sales from apple related products decreased by $2,073,554, or 86.8%, in the first quarter of 2009 as compared to the same period of fiscal 2008. Due to instability of the world financial markets and their influence on the global economy, the demand for concentrated apple juice in the international market decreased significantly in fiscal 2008 and such decrease demand continued into the first quarter of 2009. Furthermore, the competition in apple-related products became stronger in China in 2008. As a result, we saw a big decrease in the price for apple-related products. In the first quarter of 2009, we did not produce any apple- related products. All our sales were from the balance of our previous inventories.

Sales from concentrated pear juice decreased by $1,305,616, or 32.9%, in the first quarter of 2009 as compared to the same period of fiscal 2008. Sales from concentrated kiwifruit juice and kiwifruit puree also decreased slightly, by $61,712, or 4.1%, in the first quarter of 2009 as compared to the same period of fiscal 2008. We believe that the decrease in sales from concentrated pear juice and concentrated kiwifruit juice and kiwifruit puree was mainly caused by the economic crisis worldwide and its influence on the international market.

However, these decreases were offset by improved sales in the Chinese market. As compared with the first quarter of 2008, sales of fresh kiwifruits increased by $476,101, and sales of fruit beverages increased by $436,589, or 43.4%. The new introduction of fruit vinegar product in the first quarter of 2009 also increased sales by $348,669 in China.  We believe that the pure juice market is a high-growth market in China because of growing personal income and an increase in health awareness.

Gross Margin

The following table presents the consolidated gross profit margin of our main products and the consolidated gross profit margin as a percentage of related revenues for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
Gross profit margin	2009	2008	% Change
Concentrated apple juice and apple aroma	$108,339	$120,024	(9.7)%
Concentrated pear juice	1,276,156	937,472	36.1%
Concentrated kiwifruit juice and kiwifruit puree	740,118	404,038	83.2%
Fresh kiwifruits	297,728	-	N/A
Fruit beverages	328,559	398,084	(17.5)%
Fruit vinegar	174,002	-	N/A
Consolidated	$2,924,902	$1,859,618	57.3%

Gross profit margin as a % of revenues
Concentrated apple juice and apple aroma	34.2%	5.0%	581.2%
Concentrated pear juice	48.0%	23.6%	103.0%
Concentrated kiwifruit juice and kiwifruit puree	51.8%	27.1%	91.1%
Fresh kiwifruits	62.5%	-	N/A
Fruit beverages	22.8%	39.6%	(42.4)%
Vinegar beverages	49.9%	-	N/A
Consolidated	43.8%	21.0%	108.7%

Overall gross margin as a percentage of revenue increased by 108.7% for the three months ended March 31, 2009, from 21.0% to 43.8%, compared to the same period of fiscal 2008. In terms of dollar amount, gross margin in the three months ended March 31, 2009 was $2,924,902, an increase of $1,065,284, or 57.3%, compared to $1,859,618 in the same period of fiscal 2008, primarily due to favorable weather conditions and a resultant overabundance of fresh fruit, which resulted in a significant decrease in the purchase price of our raw materials.

The increase in gross margin as a percentage of revenue in the first quarter of fiscal 2009 was primarily due to an increase in the gross margin of concentrated apple juice and apple aroma, concentrated pear juice, concentrated kiwifruit juice and kiwifruit puree, which was offset by a decrease in the gross margin of fruit beverages.

The gross profit margin of concentrated apple juice and apple aroma increased by 581.2% to 34.2% for the first quarter of fiscal 2009, as compared to 5.0% for the same period of fiscal year 2008. Due to the heavy competition in the concentrated apple juice market, and the instability of the financial markets and their influence on the global economy, the demand for concentrated apple juice in the international market continued to decrease. We only produced concentrated apple juice and apple aroma for one month in this squeezing season for apples, which is from August 2008 to March 2009. Compared with 2008, the purchase price of apples was much higher in the last squeezing season of apples due to a natural disaster in the winter of 2007.  This resulted in a significant increase in the gross margin of apple-related products in the first quarter of 2009.

The gross profit margin of concentrated pear juice was 48.0% in the first quarter of 2009, representing an increase of 103.0% as compared to the same period of fiscal year 2008. The increase in the gross profit margin of concentrated pear juice was primarily due to a large decrease in the general price of fresh pears during their squeezing season, which was from July or August until March of 2009. As weather conditions in the beginning of this squeezing season were better than last year, there was an abundant harvest of pears in this squeezing season. As a result, the general price of pears decreased in the first quarter of fiscal year 2009, which in turn significantly improved our gross margin in pear-related products.

The gross profit margin of concentrated kiwifruit juice and kiwifruit puree increased by 91.1% to 51.8% for the first quarter of 2009, as compared to 27.1% for the same period of fiscal year 2008. This increase was mainly due to the large decrease in the general price of fresh kiwifruits during this squeezing season, which was from September through December of 2008, as a result of abundant harvests of kiwifruits.

The gross profit margin of fresh kiwifruits was 62.5% for the first quarter of 2009. We did not sell any fresh kiwifruits in the same period of last fiscal year.

The gross profit margin of our fruit beverages decreased by 42.4% for the first quarter of 2009 as compared to the same period of last fiscal year. The decrease in the gross margin of fruit beverages was attributable to the decrease in the selling price of fruit beverages. We lowered our selling price of fruit beverages during the approximately 30 day Chinese Lunar New Year holiday season in the first quarter as a promotion to boost sales. We did not conduct the same promotion in the same quarter of last fiscal year.

We began sales of fruit vinegar in the first quarter of fiscal 2009 in the Chinese market, which has a gross margin of 49.9%.  As we are one of the pioneers in the fruit vinegar industry in the Chinese market, our new products enjoy a higher gross margin as a result of little competition in the market.

Operating Expenses

The following table presents consolidated operating expenses as a percentage of net revenues for the three months ended March 31, 2009 and 2008, respectively:
	Three Months Ended March 31,
	2009	2008	%
	(Unaudited)	(Unaudited)	Change
General and administrative	$411,904	$566,714	(27.3)%
Selling expenses	273,588	241,345	13.4%
Research and development	275,510	7,477	3,584.8%
Total operating expenses	$961,002	$815,536	17.8%

As a percentage of revenue
General and administrative	6.2%	6.4%	(3.6)%
Selling expenses	4.1%	2.7%	50.4%
Research and development	4.1%	0.1%	4,788.6%
Total operating expenses	14.4%	9.2%	56.3%

Our operating expenses consist of general and administrative, selling expenses and research and development expenses. Operating expenses increased by 17.8% to $961,002 for the first quarter ended March 31, 2009, from $815,536 for the corresponding periods in fiscal 2008.

General and administrative expenses decreased by $154,810, or 27.3%, to $411,904 for the first quarter ended March 31, 2009, from $566,714 for the same period of fiscal 2008. The decrease in general and administrative expenses was mainly due to a decrease of $176,147 in such expenses in our subsidiary- Huludao Wonder, which produces apple juice products, did not have any production in the first quarter of 2009 due to decreased global demand, and as a result, there was a significant decrease in its general and administrative expenses in the first quarter of 2009.

Selling expenses increased by $32,243, or 13.4%, to $273,588 for the first quarter ended March 31, 2009 from $241,345 for the same period of fiscal 2008. This was mainly due to an increase in freight and transportation expenses as a result of the increase in sales of fruit beverages. Most of the freight and transportation expenses in the sales of fruit beverages are paid by the Company, not our customers. As a result, when the selling volumes increase, the freight and transportation expenses increase simultaneously.

Research and development expenses increased by $268,033 to $275,510 for the first quarter ended March 31, 2009 from $7,477 for the same periods of fiscal 2008, as we entered into two contracts with an outside research institute to research and develop new products in fiscal year 2008.  These two contracts are from June 2008 to December 2009 with a monthly payment of RMB 600,000, or $87,800.

Income from Operations

In the first quarter of fiscal 2009, income from operations increased by $919,818, or 88.1%, to $1,963,900 from $1,044,082 for the first quarter of fiscal 2008. As a percentage of net sales, income from operations was approximately 29.4% for the first quarter of fiscal 2009, an increase of 17.6% as compared to 11.8% for the same quarter of fiscal 2008. The increase in income from operations in the first quarter of fiscal 2008 was primarily due to an increase in gross margins, which was offset by an increase in operating expenses, as previously discussed.

Interest Expense

Interest expense was $226,396 for the first quarter ended March 31, 2009, an increase of $167,368 as compared with the same period of fiscal 2008, primarily due to an increase in term loan facilities that we entered into after March 31, 2008 to support expansion plans and potential business opportunities. As of March 31, 2009, the balance of these short-term loans totaled RMB 76,800,000 ($11,239,737 based on the exchange rate as of March 31, 2009), with interest rates ranging from 5.58% to 9.83% per annum and maturity dates ranging from May 2009 to October 2009.

Income Tax

Our provision for income taxes was $493,870 for the first quarter ended March 31, 2009, compared to $130,520 for the corresponding period in 2008. The increase in tax provision for the first quarter of fiscal 2009 was due to an increase in the effective tax rate of Shaanxi Tianren. Shaanxi Tianren was awarded the status of a nationally recognized High and New Technology Enterprise in December 2006, which entitled Shaanxi Tianren to tax-free treatment for two years starting from 2007. Starting from 2009, Shaanxin Tianren is subject to the regular tax rate of 25% according to the new tax law in China, which was effective on January 1, 2008. In December 2007, the tax rate of Shaanxi Qiyiwangguo was reduced from 33% to 25%, effective beginning January 2008. The tax rate of Huludao Wonder was also reduced to 25%, effective beginning January 2008. As of result, the Company’s income tax rate in the PRC is effectively 25%.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on July 1, 2007 and had no material adjustment to liabilities to unrecognized income tax benefits since its adoption.

Noncontrolling Interest

As of March 31, 2009, Shaanxi Tianren held a 91.15% interest in Shaanxi Qiyiwangguo, and Pacific held a 99% percent interest in Shaanxi Tianren. Net income attributable to noncontrolling interests was $99,274 for the first quarter ended March 31, 2009, an increase of $51,439, compared to $47,835 for the same quarter of 2008.  The increase in the net income attributable to noncontrolling interests was mainly attributable to the increase in the net income generated from Shaanxi Tianren.

Net Income

Net income was $1,239,436 for the quarter ended March 31, 2009, an increase of $187,617, or 17.8%, compared to the same quarter of 2008. Such increase was primarily due to an increase in gross margin, as previously discussed.

Financial Condition

During the three months ended March 31, 2009, total assets increased $992,546, or 1.7%, from $59,287,331 at December 31, 2008 to $60,279,877 at March 31, 2009.  The majority of the increase was in cash and inventory, which was mainly offset by a decrease in accounts receivable, property, plant and equipment, and prepaid expenses and other assets.

For the three months ended March 31, 2009, cash and cash equivalents increased $7,698,907, or 52.2%, to $23,243,078 as compared to $15,274,171 for the fiscal year ended December 31, 2008.  The increase in cash was mainly due to an increase in collection of accounts receivable and an increase of $187,617 in net income in the three months ended March 31, 2009.

At March 31, 2009, the accounts receivable balance decreased by $6,599,463 from the balance at December 31, 2008 due primarily to the collection in the accounts receivable balance of fiscal year 2008 and a decrease in sales in the first quarter of fiscal 2009. The accounts receivable turnover was 114 days for the three months ended March 31, 2009, compared with 85 days for fiscal year 2008. The increase in the accounts receivable turnover was mainly due to a downturn in collection of accounts receivable in Shaanxi Tianren. We usually experience a slow accounts receivable turn over in the first quarter of the fiscal year due to reduced sales when compared with the fourth quarter as a result of the seasonality of our industry. Due to the seasonality of fresh fruit, a substantial portion of our revenues are earned during the third and fourth fiscal quarters. We generally experience the lowest revenue during our first and second fiscal quarters.

Our inventory as of March 31, 2009 was $2,312,116, reflecting an increase of $467,719, or 25.4%, compared to inventory at December 31, 2008. Inventory consists of raw materials, packaging materials and finished products. The increase in inventory was mainly due to reduced sales in the first quarter of fiscal year 2009.

Prepaid expenses and other current assets at March 31, 2009 were $904,368, a decrease of $182,708 from the balance at December 31, 2008. The decrease in prepaid expenses was primarily due to a decrease in prepaid raw material of fresh fruits as a result of the end of the squeezing season for most of our products.

Property, plant and equipment decreased by $473,617, from $18,503,549 at December 31, 2008 to $18,029,932 at March 31, 2009. Construction in progress was $1,900,520 at March 31, 2009. Total capital expenditures were zero in the three months ended March 31, 2009. The decrease in property, plant and equipment was mainly due to an increase in accumulated depreciation expenses in the first quarter of fiscal 2009 in the ordinary course of business.

During 2008, Shaanxi Tianren commenced construction on the expansion of its research and development center. This project covers an area of 2,000 square meters and will encompass additional space required for research and development laboratories. The expansion is currently in progress on the existing site of the factory in Jingyang County, Shaanxi Province. Related to this project, we have capitalized, as construction in progress, $1,170,806 as of March 31, 2009. This research and development center is expected to be completed by June 30, 2009. Our estimated future capital expenditure for this project is $1,024,455. Once it is completed, it will allow our engineers to better conduct research and development toward the goal of innovating our product line.

In addition, Shaanxi Qiyiwangguo began construction on an industrial waste water processing facility and renovation of an employee building in the factory of Zhouzhi County in Shaanxi Province in fiscal year 2008.

Shaanxi Qiyiwangguo previously leased a waste-water processing facility at an annual fee of approximately $14,371. This 1,118 square meter industrial waste water processing facility remains on schedule and once completed will process 1,200 cubic meters of waste water per day, which will meet the increasing production demands of Shaanxi Qiyiwangguo and will improve the use of recycled waste water. We capitalized $679,300 as construction in progress as of March 31, 2009. This project is expected to be operational by the end of the third quarter of fiscal 2009. Our estimated future input for this project is $110,994. The newly built water processing facility in Shaanxi Qiyiwangguo will help the Company save on leasing fees and also enable the Company to increase its production capacity in the future.  Furthermore, it will be in compliance with local environmental laws.  In the fourth quarter of fiscal 2008, Shaanxi Qiyiwangguo began renovation of an employee building. We capitalized $11,131 as construction in progress as of March 31, 2009. This project is expected to be completed by the second quarter of 2009. There will be no future capital expenditures required for this project.

Capitalized interest expenses of $50,414 are in construction in progress in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost. The source of the future investment in these three projects will be generated from our working capital and our current bank loans.

Depreciation and amortization was $487,158 for the first quarter of 2009, compared with $714,647 for the same quarter of prior year.  The decrease in depreciation expenses was mainly because that some fixed assets in Shaanxi Qiyiwangguo have been fully depreciated after the first quarter of 2008.

Other assets were $2,299,914 at March 31, 2009, representing a slight decrease of $62,135, or 2.6%, from the balance at December 31, 2008.

Liquidity and Capital Resources

Our working capital has historically been generated from the operating cash flow, advances from our customers and loans from bank facilities.

Net cash provided by operating activities increased by $7,481,250 to $8,278,453 for the first quarter ended March 31, 2009 from $797,203 in the same period of fiscal 2008.  The increase in net cash provided by operating activities was primarily due to an increase of $187,617 in net income from $1,051,819 to $1,239,436 during the first quarter ended March 31, 2009 as compared to the same period of the prior year and an increase of $10,000,373 in cash inflow from changes in accounts receivables and accrued liabilities. Primarily offsetting the increase in cash provided by operating activities was a cash outflow from change in inventories and tax payable of $3,119,588.

We did not have any cash flow from investing activities for the first quarter ended March 31, 2009. Net cash used in investing activities was $1,913,203 for the first quarter ended March 31, 2008, representing loans of $1,758,745 to Hede in the first quarter of fiscal 2008, as we intended to acquire Huludao Wonder in the second quarter of 2008 at that time., and capital expenditures of $154,458. On June 10, 2008, when the Company completed the acquisition of Huludao Wonder, the loans payable to Hede were offset by the purchase price of Huludao Wonder.

We did not have any cash flow from financing activities for the first quarter ended March 31, 2009. Net cash provided by financing activities was $4,295,331 for the first quarter ended March 31, 2008, representing stock sales proceeds of $3,216,667 received from certain accredited investors in a private placement transaction on February 26, 2008, proceeds from new long-term bank loans of $1,144,900 and repayments of related party loans of $66,236.

As of March 31, 2009, the balance of short-term loans totaled RMB 76,800,000 (U.S. $11,239,737 based on the exchange rate on March 31, 2009), with an interest rate ranging from 5.58% to 9.83% per annum. Of these loans, $5,239,357 are collateralized by land and buildings. These loans are due from May 2009 to October 2009.

Under the Preferred Stock Purchase Agreement with Barron Partners, for a period of three years from the closing date of the agreement (February 26, 2008), so long as Barron Partners shall continue to beneficially own 20% of the Series B Preferred Stock issued thereunder, we may not issue any preferred stock or any convertible debt, except for preferred stock issued to Barron Partners.

Further, under the Stock Purchase Agreement with Barron Partners, until February 26, 2010, at all times our debt-to-EBITDA ratio shall not exceed 3.5:1 for the most recent 12-month period.

The Company plans to acquire Yingkou in the second quarter of fiscal year 2009. The Company also plans to expand its current operations in the next two years. Planned expenditures for land and equipment are approximately $45.7 million for the next two years.

We believe that we currently have sufficient cash on hand, combined with anticipated cash receipts, to fund our business for at least the next 12 months. The capital needed for our business in the next 12 months does not include the acquisition of Yingkou or the expansion of our current production capacity.

For our long term planned expenditures for equipment and land we will likely need to seek additional debt or equity financing. We believe that any such financing could come in the form of debt or the issuance of our Common Stock in a private placement or public offering.  However, there are no assurances that such financing would be available or available on terms acceptable to us. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009, the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.  There is no assurance that our disclosure controls or our internal controls over financial reporting can prevent all errors.  An internal control system, no matter how well designed and operated, has inherent limitations, including the possibility of human error.  Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected.  We monitor our disclosure controls and internal controls and make modifications as necessary.  Our intent in this regard is that our disclosure controls and our internal controls will improve as systems change and conditions warrant.

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.     Exhibits

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and -15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
32	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYPEOPLE FRUIT JUICE, INC.

By:  /s/ Spring Liu
       SPRING LIU
       Chief Financial Officer
       (Principal Financial Officer)

       Dated: May 15, 2009