Form 10-K/A
period 2008-12-31
SkyPeople Fruit Juice, Inc
filed 2009-07-13
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.  ☐Yes  ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  ☐Yes   ☒No

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

The number of shares of Common Stock outstanding as of March 20, 2009 was 22,271,786.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A within 120 days of the end of the fiscal year covered by this Form 10-K.

EXPLANATORY NOTE

SkyPeople Fruit Juice, Inc. (the “Company”) filed an Annual Report on Form 10-K with the Securities and Exchange Commission on March 31, 2009 (the “Original Filing”). This Amendment to the Original Filing on Form 10-K/A is being filed solely to amend and restate Item 9A(T).

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

Management of the Company has the responsibility for establishing and maintaining adequate internal control over financial reporting for the Company. Management made an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In its evaluation, management evaluated whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that have already occurred that could result in a misstatement of the financial statements.   In its evaluation, management considered whether there were sufficient internal controls over financial reporting in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively. Management used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.

During the quarter ended June 30, 2008, Pacific erroneously paid monies to its former shareholders as the result of a dividend declaration in February 2008.  The monies were then returned to the Company.  Because the recipients of the money were no longer shareholders of Pacific, the transaction has been treated for accounting purposes as an interest free loan.  The Sarbanes-Oxley Act of 2002 makes it unlawful for any public company, directly or indirectly, to extend credit, maintain credit or arrange for the extension of credit in the form of a personal loan to or for the benefit of any director or executive officer. Therefore, the failure of the Company to prevent the loan may be considered a material weakness in the efficiency and effectiveness of the Company’s procedures with respect to the conduct of its operations and the Company’s compliance with laws and regulations, and therefore a material weakness in the Company’s internal control over financial reporting which existed during the fiscal year ended December 31, 2008.  However, due to the steps taken by the Company and the Audit Committee set forth below, management believes that such material weakness has been eliminated and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

SkyPeople Fruit Juice, Inc.

Date: July 13, 2009	/s/ Yongke Xue
By: Yongke Xue
Chief Executive Officer and Director
(principal executive officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Name and Title	Date

/s/ Yongke Xue	July 13, 2009
Yongke Xue
Chief Executive Officer and Director
(principal executive officer)

/s/ Spring Liu
Spring Liu
Chief Financial Officer
(principal financial officer and accounting officer)	July 13, 2009

/s/ Xiaoqing Yan
Xaioqing Yan, Director	July 13, 2009

/s/ Guolin Wang
Guolin Wang, Director	July 13, 2009

/s/ Robert B. Fields
Robert B. Fields, Director	July 13, 2009

/s/ Norman Ko
Norman Ko, Director	July 13, 2009