Form 10-Q
period 2009-06-30
SkyPeople Fruit Juice, Inc
filed 2009-08-14
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐  No  ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2009
Common Stock, $0.001 par value per share Preferred Stock, $0.001 par value per share	22,271,786 shares 3,448,480 shares

SKYPEOPLE FRUIT JUICE, INC.

INDEX
		Page

	Forward Looking Statements	1

Part I.	Financial Information	2

Item 1.	Financial Statements	2

	(a) Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008.	2

	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended June 30, 2009 (Unaudited) and June 30, 2008 (Unaudited)	3

	(c) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 (Unaudited) and June 30, 2008 (Unaudited)	4

	(d) Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

Part II

Item 1.	Legal Proceedings	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

Signatures		37
Exhibits
Certifications

-i-

SKYPEOPLE FRUIT JUICE, INC.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SKYPEOPLE FRUIT JUICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, UNAUDITED

	June 30,	December 31,
ASSETS	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash and equivalents	$16,501,866	$15,274,171
Accounts receivable	7,164,503	11,610,506
Other receivables	1,478,751	297,394
Inventories	2,250,240	1,844,397
Prepaid expenses and other current assets	1,399,869	1,087,076
Total current assets	28,795,229	30,113,544

PROPERTY, PLANT AND EQUIPMENT, Net	19,670,503	20,406,967
LAND USAGE RIGHTS (Note 9)	6,314,005	6,404,771
OTHER ASSETS	5,013,209	2,362,049
TOTAL ASSETS	$59,792,946	$59,287,331

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$1,319,660	$663,092
Accrued expenses	856,479	1,657,437
Accrued liquidated damages	-	254,301
Related party payables	-	23,452
Income taxes payable	721,408	1,450,433
Advances from customers	1,425,737	1,375,460
Short-term notes payable	9,516,559	11,256,871
Total current liabilities	13,839,843	16,681,046

TOTAL LIABILITIES	13,839,843	16,681,046

EQUITY
SkyPeople Fruit Juice, Inc. stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized 3,448,480 Series B Preferred Stock issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	3,448	3,448
Common Stock, $0.001 par value; 100,000,000 shares authorized 22,271,786 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	22,272	22,272
Additional paid-in capital	14,246,470	13,992,169
Accumulated retained earnings	25,381,483	22,468,934
Accumulated other comprehensive income	4,434,067	4,573,143
Total SkyPeople Fruit Juice, Inc. stockholders' equity	44,087,740	41,059,966
Noncontrolling interests	1,865,363	1,546,319
TOTAL EQUITY	45,953,103	42,606,285

TOTAL LIABILITIES AND EQUITY	$59,792,946	$59,287,331

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME,
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$6,197,001	$7,245,967	$12,868,062	$16,096,551
Cost of Sales	4,273,595	4,329,370	8,019,754	11,320,336
Gross Profit	1,923,406	2,916,597	4,848,308	4,776,215

Operating Expenses
General and administrative	555,393	438,860	967,297	1,005,844
Selling expenses	101,534	255,300	375,122	496,645
Research and development	276,282	16,418	551,792	23,625
Total operating expenses	933,209	710,578	1,894,211	1,526,114

Income from Operations	990,197	2,206,019	2,954,097	3,250,101

Other Income (Expense)
Interest expense	(259,262)	(386,075)	(485,658)	(445,103)
Interest income	31,717	16,801	39,033	22,965
Subsidy income	1,464,879	-	1,552,679	48,778
Other income	357,917	142,102	357,877	332,280
Total other income (expense)	1,595,251	(227,172)	1,463,931	(41,080)

Income Before Income Taxes	2,585,448	1,978,847	4,418,028	3,209,021

Income Tax Provision	721,697	180,678	1,215,567	311,198

Net Income	1,863,751	1,798,169	3,202,461	2,897,823

Less: Net income attributable to noncontrolling interests	190,638	134,948	289,912	182,783

NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$1,673,113	$1,663,221	$2,912,549	$2,715,040

Earnings Per Share:
Basic earnings per share	$0.06	$0.06	$0.11	$0.10
Diluted earnings per share	$0.06	$0.06	$0.10	$0.10

Weighted Average Shares Outstanding:
Basic	22,271,684	22,271,684	22,271,684	22,188,529
Diluted	29,542,529	30,096,324	29,310,927	28,310,157

Comprehensive Income:
Net income	$1,863,751	$1,798,169	$3,202,461	$2,897,823
Foreign currency translation adjustment	(16,519)	(123,487)	(109,944)	1,296,813

Comprehensive Income	$1,847,232	$1,674,682	$3,092,517	$4,194,636
Comprehensive income attributable to the noncontrolling interest	(191,490)	171,352	(319,044)	123,517
Comprehensive Income Attributable to SkyPeople Fruit Juice, Inc.	$1,655,742	$1,846,034	$2,773,473	$4,318,153

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED

	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$2,912,549	$2,715,040
Adjustments to reconcile net income to net cash flow provided by operating activities
Bad debt expenses	1,130	-
Depreciation and amortization	974,197	931,617
Earnings attributable to noncontrolling interests	289,912	182,783
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivable	4,432,256	4,767,805
Other receivables	(1,181,728)	11,829
Prepaid expenses and other current assets	(2,967,925)	(1,345,081)
Inventories	(407,935)	2,853,165
Accounts payable	657,335	(2,097,350)
Accrued expenses and other current liabilities	225,064	221,478
Advances from customers	51,829	125,235
Taxes payable	(1,488,223)	60,885
Net cash provided by operating activities	3,498,461	8,427,406

Cash Flow from Investing Activities
Prepayment for lease improvement	-	(364,479)
Deposits to purchase target company	-	(2,116,313)
Loan repayment from related parties	-	5,411,560
Loan advanced to related parties	-	(7,096,571)
Additions to property, plant and equipment	(177,168)	(2,702,172)
Net cash used in investing activities	(177,168)	(6,867,975)

Cash Flow from Financing Activities
Proceeds from stock issuance	-	3,115,072
Proceeds from bank loans	6,002,928	11,004,825
Repayment of bank loans	(7,730,600)	(10,553,345)
Dividend paid to non-controlling interest	-	(306,300)
Repayments of related party loan	-	(147,751)
Net cash provided by (used in) financing activities	(1,727,672)	3,112,501

Effect of Changes in Exchange Rate	(365,926)	375,152

NET INCREASE IN CASH	1,227,695	5,047,084
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,274,171	4,094,238
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,501,866	$9,141,322
Supplementary Information of Cash Flows
Cash paid for interest	$485,658	$377,717
Cash paid for taxes	$1,942,978	$858,047
Purchase of Huludao, offset by related party receivables	$-	$6,807,472

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	CORPORATE INFORMATION

SkyPeople Fruit Juice, Inc. (“SkyPeople” or the “Company”), formerly Entech Environment Technology, Inc., was formed in June 1998 under the laws of the State of Florida. From July 2007 until February 26, 2008, our operations consisted solely of identifying and completing a business combination with an operating company and compliance with our reporting obligations under federal securities laws.

Between February 22, 2008 and February 25, 2008, we entered into a series of transactions whereby we acquired 100% of the ownership interest in Pacific Industry Holding Group Co., Ltd. (“Pacific”) from a share exchange transaction (the “Share Exchange Transaction”) and raised $3,400,000 gross proceeds from certain accredited investors in a private placement transaction. As a result of the consummation of these transactions, Pacific is now a wholly-owned subsidiary of the Company.

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

Shaanxi Tianren holds a 91.15% interest in Shaanxi Qiyiwangguo Modern Organic Agriculture Co. Ltd. (“Shaanxi Qiyiwangguo”). The acquisition was accounted for using the purchase method, and the financial statements of Shaanxi Tianren and Shaanxi Qiyiwangguo have been consolidated on the purchase date of May 27, 2006 and forward.

Shaanxi Tianren also holds a 100% interest in Huludao Wonder Fruit Co., Ltd. (“Huludao Wonder”). The payment was made through the offset of related party receivables from Shaanxi Hede Investment Management Co., Ltd. (“Hede”). Before the acquisition, Huludao Wonder had been a variable interest entity of Shaanxi Tianren for accounting purposes according to FASB Interpretation No. 46: Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”), since June 1, 2007, and the financial statements of Shaanxi Tianren and Huludao Wonder have been consolidated as of June 1, 2007 and forward. See Note 13-Related Party Transactions.

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

On June 17, 2009, the Company incorporated a new Delaware corporation called Harmony MN Inc. (“HMN”)  to be a wholly-owned subsidiary of the Company with offices initially in California to act as a sales company for the Company. The total number of shares of capital stock which HMN has authority to issue is 3,000 shares, all of which are Common Stock with a par value of $1.00 per share. On June 20, 2009, HMN was registered in the State of California to transact business in such state.

The Company’s current structure is set forth in the diagram below:

*Xi’an Qinmei Food Co., Ltd., an entity which is not affiliated with the Company, owns the other 8.85% of the equity interests in Shaanxi Qiyiwangguo (formerly called Xi’an Tianren Modern Organic Co., Ltd.).

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

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 financial statement presentation. Such reclassification had no effect on net income.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of SkyPeople, Pacific, HMN, Shaanxi Tianren, Shaanxi Qiyiwangguo and Huludao Wonder. All material inter-company accounts and transactions have been eliminated in consolidation.

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

As of June 30, 2009, the cash balance in financial institutions in the United States was $12,835. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2009, the Company had no deposits that were in excess of the FDIC insurance limit.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
NUMERATOR FOR BASIC AND DILUTED EPS
Net income attributable to SkyPeople Fruit Juice, Inc. (numerator for Diluted EPS)	$1,673,113	$1,663,221	$2,912,549	$2,715,040
Net income allocated to Preferred Stock	(313,207)	(326,989)	(554,258)	(533,777)
Net income available to SkyPeople Fruit Juice, Inc. common stockholders (Basic)	$1,359,906	$1,336,232	$2,358,291	$2,181,263

DENOMINATORS FOR BASIC AND DILUTED EPS
Common Stock outstanding	22,271,684	22,271,684	22,271,684	22,188,529

Add: Weighted average preferred as if converted	5,128,038	5,448,480	5,236,026	3,745,468
Add: Weighted average stock warrants outstanding	2,142,807	2,376,160	1,803,217	2,376,160

DENOMINATOR FOR DILUTED EPS	29,542,529	30,096,324	29,310,927	28,310,157

EPS – Basic	$0.06	$0.06	$0.11	$0.10
EPS – Diluted	$0.06	$0.06	$0.10	$0.10

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues. The shipping and handling expenses of $355,496 and $408,095 for the six months ended June 30, 2009 and 2008, respectively, are reported in the Consolidated Statement of Income as a component of selling expenses.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents foreign currency translation adjustments.

Trade Accounts Receivable

During the normal course of business, we extend unsecured credit to our customers. Accounts receivable and other receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. Allowance is made when collection of the full amount is no longer probable. Management reviews and adjusts this allowance periodically based on historical experience, the current economic climate, as well as its evaluation of the collectability of outstanding accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of June 30, 2009. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

Inventories

Inventories consist primarily of raw materials and packaging (which include ingredients and supplies) and finished goods (which include finished juice in our bottling and canning operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the average cost or first-in, first-out methods.

Inventories consisted of:
	June 30, 2009	December 31, 2008
Raw materials and packaging	$1,467,364	$611,755
Finished goods	782,876	1,232,642
Inventories	$2,250,240	$1,844,397

Intangible Assets

The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has no indefinite lived intangible assets.

Revenue Recognition

We recognize revenue upon meeting the recognition requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenue from sales of the Company’s products is recognized upon shipment or delivery to its distributors or end users, depending upon the terms of the sales order, provided that persuasive evidence of a sales arrangement exists, title and risk of loss have transferred to the customer, the sales amount is fixed and determinable and collection of the revenue is reasonably assured. More than 69% of our products are exported either through distributors with good credit or to end-users directly. Of this amount, 80% of the revenue is exported through distributors. Our general sales agreement requires distributors to pay us after we deliver the products to them, which is not contingent on resale to end customers. Our credit term for distributors with good credit history is from 30 days to 90 days. For new customers, we usually require 100% advance payment for direct export sales. Advances from customers are recorded as unearned revenue, which is a current liability. Our payment terms with distributors are not determined by the distributor’s resale to the end customer. According to our past collection history, the bad debt rate of our accounts receivables is less than 0.5%. The problem of quality hardly occurs during production, storage and transportation due to our maintenance of strict standards during the entire process. Our customers have no contractual right of the return of products. Historically, we have not had any returned products. Accordingly, no provision has been made for returnable goods. We are not required to rebate or credit a portion of the original fee if we subsequently reduce the price of our product and the distributor still has rights with respect to that product.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred. The Company incurred $2,416 and $162 in advertising and promotional costs for the six months ended June 30, 2009 and 2008, respectively.

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

Buildings	20-30 years
Machinery and equipment	10 years
Furniture and office equipment	5 years
Motor vehicles	5 years

	June 30, 2009	December 31, 2008
Machinery and equipment	$14,627,338	$14,531,577
Furniture and office equipment	227,981	226,929
Motor vehicles	194,043	194,262
Buildings	10,301,061	8,521,537
Construction in progress	175,539	1,903,418
Subtotal	25,525,962	25,377,723
Less: accumulated depreciation	(5,855,459)	(4,970,756)
Net property and equipment	$19,670,503	$20,406,967

Depreciation expense included in general and administration expenses for the six months ended June 30, 2009 and 2008 was $227,770 and $364,267, respectively. Depreciation expense included in cost of sales for the six months ended June 30, 2009 and 2008 was $662,880 and $498,624, respectively.

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. No impairment of assets was recorded in the periods reported.

Foreign Currency and Comprehensive Income

The accompanying financial statements are presented in U.S. dollars. The functional currency of SkyPeople and Pacific is the U.S. dollar and that of Shaanxi Tianren and its subsidiary is the renminbi (“RMB”) of the PRC. The financial statements are translated into U.S. dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

The Company has implemented SFAS No.109, Accounting for Income Taxes, which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Accounting for Uncertainty in Income Taxes (“FIN 48”).

Restrictions on Transfer of Assets Out of the PRC

Dividend payments by Shaanxi Tianren and its subsidiaries are limited by certain statutory regulations in the PRC. No dividends may be paid by Shaanxi Tianren without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax.

Noncontrolling Interests

Noncontrolling interests represent the minority stockholders’ proportionate share of 1% of the equity of Shaanxi Tianren and 8.85% of the equity of Shaanxi Qiyiwangguo.

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

Our failure to meet the timetables provided for in the Registration Rights Agreement have resulted in the imposition of liquidated damages, which are payable in cash to the Investors (pro rata based on the percentage of Series B Preferred Stock owned by the Investors at the time such liquidated damages shall have been incurred) equal to fourteen percent (14%) of the Purchase Price per annum payable monthly based on the number of days such failure exists, which amount of liquidated damages, together with all liquidated damages that the Company may incur pursuant to the Registration Rights Agreement, the Warrant and the Stock Purchase Agreement, shall not exceed an aggregate of eighteen percent (18%) of the amount of the Purchase Price.

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

On June 2, 2009, we entered into an Exchange Agreement dated as of May 28, 2009 with Barron Partners L.P. ("Barron") and Eos Holdings LLC ("Eos," and together with Barron, the "Investors"), pursuant to which we issued to the Investors warrants to purchase an aggregate of 6,500,000 shares of Common Stock at a reduced exercise price (the “New Warrants”) in exchange for warrants to purchase an aggregate of 7,000,000 shares of Common Stock which had been issued to the Investors in February 2008 (the “February 2008 Warrants”). In the Exchange Agreement the Investors agreed to release the Company from all liability for damages, including any and all liquidated damages, penalties and interest thereon, relating to any breach or breaches of any obligation of the Company under the Registration Rights Agreement, dated as of February 25, 2008 between the Investors and the Company from the date of execution of such agreement through the date of such release and  the waiver by the Investors of their right to receive up to 2,000,000 additional shares of the Company’s Series B Preferred Stock solely as a result of, and to the extent that, such stock would be deliverable to the Investors because Pre-Tax Income Per Share for the Company’s fiscal year ending December 31, 2009 is reduced as a result of any reduction in net income available to common stockholders for such fiscal year and/or an increase in the weighted average number of shares of common stock outstanding during the period due to the issuance and delivery to the Investors of the New Warrants. We reversed the liquidated damages of $254,301 in the second quarter of fiscal year 2009 to additional paid-in capital that were accrued in fiscal year 2008.

Research and Development

Shaanxi Tianren established a research and development institution which has 41 research and development personnel as of June 30, 2009. Shaanxi Tianren also from time to time retains external experts and research institutions. The research and development expenses were $551,792 and $23,625 for the six months ended June 30, 2009 and 2008, respectively.

               New Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting  Standards Codification And the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September, 15, 2009. Once it’s effective, SFAS 168 will supersede all accounting standards for U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standard Codification.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets and SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  Both standards will be effective at the start of a company’s first fiscal year beginning after November 15, 2009.

SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  It requires more information about transfers of financial assets, including securitization transactions and the continued risk exposures related to such transfers.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  Additional disclosures are also required. The Company does not expect the adoption of SFAS No. 166 and No. 167 to have a significant impact on its financial statements.

3.           CONVERTIBLE PREFERRED STOCK

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

On June 2, 2009, pursuant to the Exchange Agreement that we entered into with the investors, the investors waived their right to receive up to 2,000,000 additional shares of the Company’s Series B Preferred Stock solely as a result of, and to the extent that, such stock would be deliverable to the Investors because Pre-Tax Income Per Share for the Company’s fiscal year ending December 31, 2009 is reduced as a result of any reduction in net income available to common stockholders for such fiscal year and/or an increase in the weighted average number of shares of common stock outstanding during the period due to the issuance and delivery to the Investors of the New Warrants.

4.	WARRANTS

The warrants that were issued pursuant to the Stock Exchange Agreement became exercisable after the consummation of a 1-for-328.72898 reverse split of our outstanding Common Stock, which was effective on May 23, 2008, and the 7,000,000 shares issuable upon exercise of such Warrants were not adjusted as a result of such reverse split.

On June 2, 2009 the Company and the Investors entered into and consummated an Exchange Agreement, dated as of May 28, 2009, pursuant to which the Investors exchanged all of the February 2008 Warrants for New Warrants with an exercise price of $1.70 per share (which exercise price, in the case of New Warrants to purchase an aggregate of 1,000,000 shares of the Company’s Common Stock, shall be increased to $3.00 per share if the New Warrants are not exercised by September 30, 2009).

5.	NOTE PURCHASE AGREEMENT

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

6.	ACCQUISITION OF HULUDAO WONDER

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

The following table summarizes the carrying value of Huludao Wonder’s assets and liabilities transfer:

ASSETS
Cash	$7,567
Accounts receivable, net	2,387,711
Other receivables	29,244
Inventory	57,948
Fixed assets	6,934,219
Intangible asset	3,262,566
Other assets	27,486
TOTAL ASSETS	$12,706,741

LIABILITIES
Accounts payable	$20,642
Other payables	101,603
Loans payable	6,275,905
TOTAL LIABILITIES	$6,398,150

NET ASSETS	$6,308,591

 7.           INVENTORIES

As of June 30, 2009 and December 31, 2008, inventories consisted of:
	June 30,	December 31,
	2009	2008
Raw materials and packaging	$1,467,364	$611,755
Finished goods	782,876	1,232,642
Inventories	$2,250,240	$1,844,397

8.           INCOME TAX

Prior to 2007, the Company was subject to a 33% income tax rate by the PRC. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48. Shaanxi Tianren was awarded the status of a nationally recognized High and New Technology Enterprise in December 2006, which entitled Shaanxi Tianren to tax-free treatment for two years starting from 2007. Starting from 2009, Shaanxi Tianren is subject to the regular tax rate of 25% according to the new tax law in China, which was effective on January 1, 2008. In December 2007, the tax rate of Shaanxi Qiywangguo was reduced from 33% to 25%, effective beginning January 2008. The tax rate of Huludao Wonder was also reduced to 25%, effective beginning January 2008. As of result, the Company’s income tax rate in the PRC is effectively 25%.

As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of June 30, 2009.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48. The income tax expense was $721,697 and $1,215,567 for the three and six months ended June 30, 2009, respectively, and was $180,678 and $311,198 for the three and six months ended June 30, 2008, respectively. The Company had recorded no deferred tax assets or liabilities as of June 30, 2009  and 2008, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income Tax Expenses
Current	$721,697	$180,678	$1,215,567	$311,198
Deferred	-	-	-	-
Total	$721,697	$180,678	$1,215,567	$311,198

9.         LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Accordingly, the Company paid in advance for land use rights. Prepaid land use rights are being amortized and recorded as lease expenses using the straight-line method over the use terms of the lease, which were 20 to 50 years. The amortization expense was $83,547 and $68,726 for the six months ended June 30, 2009 and 2008, respectively.

10.         COMMON STOCK

As of June 30, 2009, the Company had 22,271,786 shares of Common Stock issued and outstanding and 3,448,480 shares of Series B Preferred Stock issued and outstanding (2,000,000 shares of the Series B Preferred Stock deposited in the escrow account are not included). Assuming all warrants to purchase 6,500,000 shares of Common Stock with an exercise price of $1.70 per share are exercised and all shares of Series B Preferred Stock are converted, the total number of shares of Common Stock to be issued and outstanding will be 32,220,266.

In the first quarter of 2008, the Company issued 31,941 shares of Common Stock as part of the settlement with its prior Chief Executive Officer, Burr D. Northrop, 37,098 shares of Common Stock to Walker Street Associates and its prior director, Joseph I. Emas, respectively, for the professional services that they provided, and 59,060 shares of Common Stock to Grover Moss for the conversion of principal owed by the Company pursuant to a promissory note in the amount of $398,000.

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

On June 2, 2009 the Company and the Investors entered into and consummated an Exchange Agreement, dated as of May 28, 2009, pursuant to which the Investors exchanged all of the February 2008 Warrants for New Warrants to purchase an aggregate of 6,500,000 shares of the Company’s Common Stock for $1.70 per share (which exercise price, in the case of New Warrants to purchase an aggregate of 1,000,000 shares of the Company’s  Common Stock, shall be increased to $3.00 per share if the New Warrants are not exercised by September 30, 2009). The Investors also agreed to waive their right to receive up to 2,000,000 additional shares of the Company’s Series B Preferred Stock solely as a result of, and to the extent that, such stock would be deliverable to the Investors because Pre-Tax Income Per Share for the Company’s fiscal year ending December 31, 2009 is reduced as a result of any reduction in net income available to common stockholders for such fiscal year and/or an increase in the weighted average number of shares of common stock outstanding during the period due to the issuance and delivery to the Investors of the New Warrants.

 11.        NOTES PAYABLE

As of June 30, 2009, the balance of the short-term loans totaled RMB 65,000,000 (U.S. $9,516,559 based on the exchange rate on June 30, 2009), with interest rates ranging from 4.86% to 7.52% per annum. These loans were collateralized by land and buildings. These loans are due from September 2009 to June 2010.

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

12.     DIVIDEND PAYMENT

On February 4, 2008, before the Share Exchange Transaction, the Board of Directors of Shaanxi Qiyiwangguo declared a cash dividend of RMB 20,553,592, or $2,953,665 based on the average exchange rate for the year ended December 31, 2008, to its former shareholders. Since Shaanxi Tianren holds a 91.15% interest in Shaanxi Qiyiwangguo, RMB 18,734,599 (or $2,692,266) was paid to Shaanxi Tianren and RMB 1,818,993 (or $261,399) was paid to its noncontrolling interest holders. On the same date, the Board of Directors of Shaanxi Tianren declared a cash dividend of RMB 35,200,000 (or $5,058,434 based on the average exchange rate for the year ended December 31, 2008) to its shareholders. Since Pacific holds a 99% interest in Shaanxi Tianren, RMB 34,848,000 (or $5,007,850 based on the average exchange rate for the year ended December 31, 2008) was paid to Pacific and RMB 352,000 (or $50,584 based on the average exchange rate for the year ended December 31, 2008) was paid to its noncontrolling interest holders. The inter-company dividend was eliminated in the consolidated statement. The dividend paid to noncontrolling interest holders was RMB 2,170,993 (or $311,984 based on the average exchange rate for the year ended December 31, 2008).

In May 2008, Pacific erroneously paid RMB 34,848,000 (or $5,007,850 based on the average exchange rate for the year ended December 31, 2008) to its former shareholders as the result of a dividend declaration in February 2008. The monies were then returned to the Company in June 2008.

13.      RELATED PARTY TRANSACTIONS

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

As of August 12, 2009, Barron Partners beneficially owned 10,159,265 shares of the Company’s Common Stock (approximately 31.3% of the Common Stock). The oral agreement with Barron Partners described in the preceding paragraph was approved by the Chief Executive Officer of the Company.

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

The issuance of the Series B Preferred Stock was accomplished in reliance upon Section 4 (2) of the Securities Act.

14.	OTHER ASSETS

Other assets as of June 30, 2009 included RMB 20,000,000 (or $2,928,172 based on the average exchange rate of June 30, 2009) of deposits to purchase Yingkou Trusty Fruits Co., Ltd. (“Yingkou”). On June 1, 2008, Shaanxi Tianren entered into a memorandum agreement with Xi’an Dehao Investment Consultation Co. Ltd. (“Dehao”). Under the term of the agreement, Dehao agreed to transfer 100% of the ownership interest of Yingkou to Shaanxi Tianren. Shaanxi Tianren is required to make a refundable down payment of RMB 15,000,000, or approximately $2,196,129 based on the exchange rate of June 30, 2009, to Dehao as a deposit for the purchase. The acquisition is still in the process of being negotiated with Dehao and also a third party market value evaluation is in process. The acquisition is targeted to be completed in the third quarter of fiscal 2009. On May 20, 2009, Shaanxi Tianren entered into another memorandum agreement with Dehao, pursuant to which Shaanxi Tianren is required to make another refundable down payment of RMB 5,000,000, or approximately $732,043 based on the exchange rate of June 30, 2009, to Dehao as a deposit for the purchase and Shaanxi Tianren agreed to complete the acquisition before November 15, 2009.

15.          LIQUIDATED DAMAGES

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

In the second quarter of 2009, we reversed the liquidated damages of $254,301 to additional paid-in capital that were accrued in fiscal year 2008 as a result of  the Exchange Agreement that we entered  into with the Investors on June 2, 2009.

16.            SUBSEQUENT EVENT

 On July 1, 2009, Shaanxi Tianren entered into an Office Purchase Agreement with Zhonghai Trust Co., Ltd. (“Zhonghai”) to purchase 1,426 square meters of office space located on the 16th floor  of the National Development Bank Building, No. 2, Gaoxin 1st RD, Hi-Tech Zone, Xi’an, China. Shaanxi Tianren previously leased this office space from Zhonghai from July 1, 2008 under a one year lease agreement. The total purchase price under the Office Purchase Agreement was RMB 12,070,000 or approximately $1,767,152 based on the exchange rate as of July 30, 2009. Under the terms of the Office Purchase Agreement, Shaanxi Tianren will offset the payment of RMB 1,700,000, or approximately $248,895, of the prepaid rental expenses and rental deposits that Shaanxi Tianren paid to Zhonghai previously, and the balance of RMB 10,370,000 or approximately $1,518,257 will be paid before August 30, 2009, using internally generated funds of Shaanxi Tianren.

In preparing these condensed financial statements the Company has evaluated events and transactions for potential recognition or disclosure through August 14, 2009, the date the condensed financial statements were issued. or are available to be issued.

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

Overview

We are engaged in the production and sale of fruit concentrate, fruit juice beverages, and other fruit related products in and from the PRC.  We export most of the fruit concentrate products we produce, which include apple, pear, and kiwifruit, via distributors to North America, Europe and the Middle East. We also sell our Hedetang branded bottled beverages domestically primarily to supermarkets in certain regions of the PRC. Because the operations of Shaanxi Tianren, which we acquired on February 26, 2008 through our acquisition of Pacific, are the only significant operations of the Company and its affiliates, the business and financial results of Pacific and the Company reflect those of Shaanxi Tianren. As a result, this discussion and analysis focuses on the business results of Shaanxi Tianren, comparing its results in the three months and six months period ended June 30, 2009 with its results in the corresponding period of 2008.

Shaanxi Tianren holds a 91.15% interest in of Shaanxi Qiyiwangguo and a 100% interest in Huludao Wonder.

In the second quarter of 2009, our revenue decreased by 14.5% to $6,197,001 compared to $7,245,967 for the same period of last year.  We believe that this decrease was mainly due to a drop in consumer spending in the international market, which was mainly affected by the international financial crisis.

We believe that the following factors should help us overcome the contraction in our revenues experienced in the second quarter of 2009.

First, we believe that the Chinese fruit juice beverages market will experience consistent growth. In 2008, sales in the Chinese fruit juice beverage market were about RMB50 billion (approximately $7.3 billion based on the exchange rate as of March 31, 2009), which represented an increase of approximately 10% over sales in 2007 according to China International Intelligence. Our revenue from the sales of our fruit juice beverages in the Chinese market increased 43.4% to $1,442,747 in 2008 compared to $1,006,158 in 2007. We believe that the fruit juice beverage market is a high-growth market in China because of growing personal income and an increase in health awareness.

Secondly, we have plans for new acquisitions and further expansion of our current production capacity over the next two years. Planned expenditures for land and equipment are approximately $45.7 million for the next two years. Of this amount, $19.2 is for the expansion of Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd. ("Shaanxi Qiyiwangguo"), $10.8 is for the expansion of the factory owned by Huludao Wonder, $7.8 million is for the expansion of the Jingyang factory owned by Shaanxi Tianren, $3.3 million is for the acquisition of Yingkou Trusty Fruits Co., Ltd. (“Yingkou”), and $4.6 million is for the expansion of Yingkou’s facilities. Yingkou will specialize in the production of concentrated apple juice. It is located in Liaoning Province in China. Its factory is still in the process of construction and expansion and Yingkou has had no revenue to date. Our plans to acquire and expand Yinkou and expand the facilities owned by Huludao Wonder and Shaanxi Tianren are designed to increase our production of apple and pear related products. Our expansion of Shaanxi Qiyiwangguo’s facility is to increase our production of kiwifruit and mulberry related products.

Finally, we plan to continue to focus on creating new high margin products in the future to supplement our current product line.   Our research and development expenses increased by $259,864 to $276,282 for the second quarter ended June 30, 2009 from $16,418 for the same period of fiscal 2008, as we entered into two contracts with an outside research institute to research and develop new products in fiscal year 2008.  We believe that the new products will provide us a higher margin because of less competition in these new product areas.

On June 17, 2009, we incorporated a new Delaware corporation called Harmony MN Inc. (“HMN”)  to be a wholly owned subsidiary of the Company with offices initially in California to act as a sales company for the Company. The total number of shares of capital stock which HMN has authority to issue is 3,000 shares, all of which are Common Stock with a par value of $1.00 per share. On June 20, 2009, HMN was registered in the State of California to transact business in such state.

Below is the Company’s corporate structure:

*Xi’an Qinmei Food Co., Ltd., an entity which is not affiliated with the Company, owns the other 8.85% of the equity interests in Shaanxi Qiyiwangguo.

We produce and sell fruit concentrate and fruit juice beverages. We usually produce our core products such as apple, pear, and kiwifruit concentrate from August to March of each year. The squeezing season for (i) apples is from August to March or April of the following year; (ii) pears is from July or August until March of the following year; and (iii) kiwifruit is from September through December of each year. In the first quarter of 2009, we developed a fruit vinegar beverage that tested very well in the market. We currently offer our fruit vinegar beverage for two fruits; kiwifruit and mulberry fruit. We introduced these products in the first quarter of 2009. Our non-concentrate products, such as fruit juice beverages, are sold and produced in all seasons. The ability to produce fruit juice beverages is important when fresh fruit is out of season and fruit concentrate cannot be produced.  Our range of products and production flexibility allows us to diversify our operational risks and supplement our revenue.  Fruit concentrate comprised 51% of revenue in the six months ended June 30, 2009, fruit juice beverages made up 35%, fruit vinegar made up 11% and the remaining 3% of revenue consisted of sales of fresh fruit and other products.

We own and operate three manufacturing facilities in China; two facilities are located in Shaanxi Province and one facility is located in Liaoning Province. Our raw materials mainly consist of apples, pears and kiwifruit. Fresh fruit is the primary raw material needed for the production of our products. The purchase of fresh fruit represented over 51% of our production cost in fiscal year 2008. China has the largest planting area of apples and kiwifruit in the world. Our kiwifruit processing facilities are located in Zhouzhi County, Shaanxi Province, which has the largest planting area of apples and kiwifruit in China. Shaanxi is also the main pear producing province in China. The pear supply can meet our production requirements. We source our apple supply mainly from Liaoning Province, China’s epicenter for high acidity apples, which can supply enough apples to meet our Liaoning factory’s production needs. Because of the seasonal nature in the growing and harvesting of fruits and vegetables, our business is seasonal and can be greatly affected by weather.

We believe that continuous investment in research and development is a key component to becoming a leader in fruit concentrate and fruit juice beverage quality. We have an internal research and development team of approximately 41 people, and we retain external experts and research institutions for additional consultation. Our research and development effort emphasizes the design and development of our processing technology with the goal of decreasing processing costs and optimizing our production capabilities.  We intend to continue to invest in research and development to respond to and anticipate customer needs.  For the six months ended June 30, 2009 and 2008, our research and development expenses were $551,792 and $23,625, respectively.

To take advantage of economies of scale and to enhance our production efficiency, each of our manufacturing facilities has a focus on juice products centering around one particular fruit according to the proximity of such manufacturing to the supply center of that fruit. Producing multi-fruit concentrate and beverage blends is more costly and time consuming. This strategy allows us to maximize our output and minimize our cost. Our production lines use essentially the same processing method with a few slight variations. Since June 2007, after we leased the production facilities of Huludao Wonder, we have been operating our pear juice products business out of our Jingyang Branch Office. Our business involving apple juice products is operated out of the facilities of Huludao Wonder, and our business involving kiwifruit products is run out of Shaanxi Qiyiwangguo Modern Organic Co., Ltd. (“Shaanxi Qiyiwangguo”), in which we have held a 91.15% ownership interest since May 2006.

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

Second Quarter Fiscal 2009 Highlights

•	Gross profit margin decreased by 23.1% to 31.0% for the second quarter of fiscal 2009 from 40.3% for the same quarter of fiscal 2008 due to a decrease in the selling price of our products.
•
Operating expenses increased by 31.3% to $933,209 for the second quarter of fiscal 2009 from $710,578 for the second quarter of fiscal 2008 due to an increase in general and administrative expenses and research and development expenses.

•
Income from operations decreased by 55.1% to $990,197 for the second quarter of fiscal 2009 from $2,206,019 for the same quarter of fiscal 2008 due to a decrease in gross margin and an increase  in operating expenses.

•	Other income increased by $1,822,423 primarily due to an increase in subsidy income of $1,464,87 .
•
Net income increased $9,892, or 0.6%, to $1,673,113 compared with $1,663,221 for the second quarter of fiscal 2008 primarily due to an increase in other income, which was partially offset by a decrease in revenue and an increase in revenues in the second  quarter of fiscal 2009.

•
On June 17, 2009, we incorporated Harmony MN Inc. (“HMN”) to be a wholly- owned subsidiary of the Company with offices initially in California to act as a sales company for the Company. On June 2, 2009, we entered into an Exchange Agreement dated as of May 28, 2009 with Barron Partners L.P. ("Barron") and Eos Holdings LLC, ("Eos," and together with Barron, the "Investors"), pursuant to which we issued to the Investors warrants to purchase an aggregate of 6,500,000 shares of Common Stock at a reduced exercise price (the “New Warrants”) in exchange for warrants to purchase an aggregate of 7,000,000 shares of Common Stock which had been issued to the Investors in February 2008 (the “February 2008 Warrants”). In the Exchange Agreement the Investors agreed to release the Company of all liability for damages, including any and all liquidated damages, penalties and interest thereon, relating to any breach or breaches of any obligation of the Company under the Registration Rights Agreement, dated as of February 25, 2008 between the Investors and the Company from the date of execution of such agreement through the date of such release and  the waiver by the Investors of any right to receive any Make Good Escrow Shares. We reversed the liquidated damages of $254,301 to additional paid-in capital in the second quarter of fiscal year 2009 that were accrued in fiscal year 2008.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended June 30, 2009.  These highlights are not intended to be a full discussion of our operating results for this quarter.  These highlights should be read in conjunction with the following discussion and with our unaudited consolidated financial statements and notes thereto accompanying this Quarterly Report.

Results of Operations and Business Outlook

Our consolidated financial information for the three months and six months ended June 30, 2009 should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our most recent Annual Report on Form 10-K.

Revenues

The following table presents our consolidated net revenues for our main products for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Fruit beverages	$2,998,466	$1,741,604	72.2%	$4,440,181	$2,747,762	61.6%
Concentrated apple juice and apple aroma	1,312,518	1,895,798	(30.8%)	1,629,225	4,286,059	(62.0%)
Fruit vinegar beverages	1,044,159	-	N/A	1,392,828	-	N/A
Concentrated pear juice	841,858	2,153,430	(60.9%)	3,500,500	6,117,688	(42.8%)
Concentrated kiwifruit juice and kiwifruit puree	-	907,245	(100%)	1,428,969	2,397,152	(40.4%)
Kiwifruit seeds	-	547,890	(100%)	-	547,890	(100%)
Fresh kiwifruit	-	-	-	476,359	-	N/A
Consolidated	$6,197,001	$7,245,967	(14.5%)	$12,868,062	$16,096,551	(20.1%)

Net sales for the three months ended June 30, 2009 were $6,197,001, a decrease of $1,048,966 or 14.5%, when compared to the same sales period of the prior year. This decrease was primarily due to the decrease in sales of concentrated juice, which was partially offset by an increase in sales of fruit beverages and fruit vinegar beverages in our Chinese market.

Sales of fruit beverages increased by $1,256,862, or 72.2%, in the second quarter of 2009 as compared to the same period of fiscal 2008. The fruit vinegar beverages that were introduced to the Chinese market in the first quarter of 2009 also increased our sales by $1,044,159.  We believe that the pure juice market is a high-growth market in China because of growing personal income and an increase in health awareness.

Sales of apple related products decreased by $583,280, or 30.8%, in the second quarter of 2009 as compared to the same period of fiscal 2008. Sales of concentrated pear juice decreased by $1,311,572 or 60.9% in the second quarter of 2009 as compared to the same period of fiscal 2008. Due to instability of the world financial markets and their influence on the global economy, the demand for concentrated juices in the international market decreased in the second quarter of 2009, which in turn had a negative effect on our sales. In addition, we did not produce any apple-related products in the first quarter of 2009. The lower inventory also reduced our sales.

Sales of kiwifruit related products decreased by $1,455,135 in the second quarter of 2009 as compared to the same period of fiscal 2008.  Squeezing season for kiwifruit is from September of each year to January of the next year.  We did not sell concentrated kiwifruit juice or kiwifruit puree during the second quarter of fiscal 2009, which is non-squeeze season, due to the shortage of inventory. However, during the second quarter of 2008, Shaanxi Qiyiwangguo continued to sell concentrated kiwifruit juice and puree and kiwifruit seeds from the balance of its previous inventories.

Net sales for the six months ended June, 2009 were $12,868,062, a decrease of $3,228,489, or 20.1%, when compared to the same sales period of the prior year, primarily due to a decrease in sales of concentrated juices. We believe this decrease in net sales was due to a drop in consumer spending in the international market, which was mainly affected by the international financial crisis.  However, this decrease was offset by an increase in sales of our fruit beverages under our own name “Hedetang” in the Chinese market.

We believe that we will overcome the contraction in our revenues experienced in the six months ended June 30, 2009 for the following reasons. First, we believe that the Chinese fruit juice beverages market will experience consistent growth. We believe that the fruit juice beverage market is a high-growth market in China because of growing personal income and an increase in health awareness.  Secondly, we have plans for new acquisitions and further expansion of our current production capacity for the next two years. Planned expenditures for land and equipment are approximately $45.7 million for the next two years. Finally, we plan to continue to focus on creating new high margin products in the future to supplement our current product offering.   We believe that the new products will provide us a higher margin because of less competition in these new product areas.

Gross Margin

The following table presents the consolidated gross profit margin of our main products and the consolidated gross profit margin as a percentage of related revenues for the three months and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008
Gross profit margin
Fruit beverages	$807,238	$578,316		$1,262,777	976,400
Concentrated apple juice and apple aroma	477,936	785,867		586,275	$905,891
Fruit vinegar beverages	521,702	-		695,704	-
Concentrated pear juice	116,530	738,965		1,392,686	1,676,437
Concentrated kiwifruit juice and kiwifruit puree	-	315,965		612,977	720,003
Kiwifruit seeds	-	497,484		-	497,484
Fresh fruits	-	-		297,889	-
Consolidated	$1,923,406	$2,916,597		$4,848,308	$4,776,215
			%			%
			Change			Change
Gross profit margin in %
Fruit beverages	26.9%	33.2%	(19.0%)	28.4%	35.5%	(20.0%)
Concentrated apple juice and apple aroma	36.4%	41.5%	(12.3%)	36.0%	21.1%	70.6%
Fruit vinegar beverages	50.0%	-	N/A	49.9%	-	N/A
Concentrated pear juice	13.8%	34.3%	(59.8%)	39.8%	27.4%	45.3%
Concentrated kiwifruit juice and kiwifruit puree	-	29.3%	N/A	42.9%	27.9%	53.8%
Kiwifruit seeds	-	90.8%	N/A	-	90.8%	N/A
Fresh fruits	-	-	-	62.5%	-	N/A
Consolidated	31.0%	40.3%	(23.1%)	37.7%	29.7%	27.0%

Overall gross margin as a percentage of revenue decreased by 23.1% for the three months ended June 30, 2009, from 40.3% to 31.0%, compared to the same period of fiscal 2008. In terms of dollar amount, gross margin in the three months ended June 30, 2009 was $1,923,406, a decrease of $993,191, or 34.1%, compared to $2,916,597 in the same period of fiscal 2008, primarily due to a decrease in sales.

The decrease in gross margin as a percentage of revenue in the second quarter of fiscal 2009 was primarily due to a decrease in the selling price of concentrated juice products in the international market. Due to heavy competition in the concentrated juice market and the instability of the financial markets and their influence on the global economy, the price of concentrated apple juice in the international market continued to decrease in the second quarter of fiscal 2009. Although the purchase price we paid for fruits was lower in the last squeezing season (July or August to March is the squeezing season for pears, August to March or April is the squeezing season for apples, and September to December is the squeezing season for kiwifruits), the percentage decline in the prices we received for our products exceeded the percentage decline in purchase prices of fruits in the second quarter of 2009. As a result,  our gross margin decreased compared with the same period of last fiscal year.

The gross margin of fruit vinegar beverages was 50.0% in the second quarter of fiscal 2009. As we are one of the pioneers in the fruit vinegar industry in the Chinese market, our new products enjoy a higher gross margin as a result of the lack of significant competition in the market.

Overall gross margin as a percentage of revenue increased by 27.0% for the six months ended June 30, 2009, from 29.7% to 37.7%, compared to the same period of fiscal 2008. Gross margin in the six months ended June 30, 2008 was $4,848,308, an increase of $72,093, or 1.5%, compared to $4,776,215 for the same period of fiscal 2008.

The increase in gross profit margin as a percentage of revenue for the six months ended June 30, 2009 was primarily due to an increase in the gross margins of concentrated pear juice, concentrated apple juice and apple aroma and concentrated kiwifruit juice and kiwifruit puree, which was partially offset by a decrease in the gross margin of fruit beverages.

The gross profit margin of concentrated apple juice and apple aroma increased by 70.6% to 36.0% for the six months ended June 30, 2009, as compared to 21.1% for the same period of fiscal year 2008. Due to heavy competition in the concentrated apple juice market, the instability of the financial markets and their influence on the global economy, the demand for concentrated apple juice in the international market continued to decrease in 2009. We only produced concentrated apple juice and apple aroma for one month in the apple squeezing season, which was from August 2008 to March 2009. Compared with the most recent apple squeezing season, the purchase price of apples was much higher in 2007-08 due to extremely cold weather conditions in the winter of 2007.  This resulted in an increase in the gross margin of apple-related products in the six months ended June 30, 2009.

The gross profit margin of concentrated pear juice was 39.8% in the six months ended June 30, 2009, representing an increase of 45.3% as compared to the same period of fiscal year 2008. The increase in the gross profit margin of concentrated pear juice was primarily due to a large decrease in the  price we paid for fresh pears during their squeezing season, which was from July or August  2008 until April 2009. As weather conditions at the beginning of this squeezing season were better than last year, there was an abundant harvest of pears in the most recent squeezing season. As a result, the purchase price of pears decreased in the first quarter of fiscal year 2009, which in turn improved our gross margin in pear-related products. However, this increase in gross margin was partially offset by the decrease in the selling price of concentrated pear juice in the international market.

The gross profit margin of concentrated kiwifruit juice and kiwifruit puree increased by 53.8% to 42.9% for the six months ended June 30, 2009, as compared to 27.9% for the same period of fiscal year 2008. This increase was mainly due to the large decrease in the price we paid for fresh kiwifruit during the most recent squeezing season, which was from September through December of 2008, as a result of abundant harvests of kiwifruit.

The gross profit margin of fresh kiwifruit was 62.5% for the six months ended June 30, 2009. We did not sell any fresh kiwifruit in the same period last year.

The gross profit margin of our fruit beverages decreased by 20.0% for the six months ended June 30, 2009 as compared to the same period of last fiscal year. The decrease in the gross margin of fruit beverages was attributable to the decrease in their selling price. We lowered our selling price of fruit beverages during the approximately 30 day Chinese Lunar New Year holiday season in the first quarter as a promotion to boost sales. We did not conduct the same promotion in the same period last year.

We began selling fruit vinegar in the first quarter of fiscal 2009 in the Chinese market and had a gross margin of 49.9% for fruit vinegar in the six months ended June 30, 2009.  As we are one of the pioneers in the fruit vinegar industry in the Chinese market, our new products enjoy a higher gross margin as a result of the lack of significant competition in the market.

Operating Expenses

The following table presents consolidated operating expenses as a percentage of net revenues for the three months and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,			Six Months Ended June30,
(Unaudited)	2009	2008	% Change	2009	2008	% Change
General and administrative	$555,393	$438,860	26.6%	$967,297	$1,005,844	$(3.8%)
Selling expenses	101,534	255,300	(60.2%)	375,122	496,645	(24.5%)
Research and development	276,282	16,418	1,582.8%	551,792	23,625	2,235.6%
Consolidated	$933,209	$710,578	31.3%	$1,894,211	$1,526,114	$24.1%

As a percentage of revenue
General and administrative	9.0%	6.1%	48.0%	7.5%	6.2%	21.0%
Selling expenses	1.6%	3.5%	(54.3%)	2.9%	3.1%	(6.5%)
Research and development	4.5%	0.2%	(2,150.0%)	4.3%	0.1%	4,200%
Consolidated	15.1%	9.8%	54.1%	14.7%	9.5%	54.7%

Our operating expenses consist of general and administrative, selling expenses and research and development. Operating expenses increased by 31.3% to $933,209 and by 24.1% to $1,894,211 for the three and six months ended June 30, 2009, respectively, from $710,578 and $1,526,114 for the corresponding periods in fiscal 2008, respectively. The increase in operating expenses was mainly due to an increase in research and development expenses which was partially offset by a decrease in selling expenses.

General and administrative expenses increased by $116,533, or 26.6%, to $555,393 and decreased by $38,547, or 3.8%, to $967,297 for the three and six months ended June 30, 2009, respectively, from $438,860 and $1,005,844 for the same periods of fiscal 2008, respectively.  The increase in general and administrative expenses for the three months ended June 30, 2009 was mainly due to an increase of $86,475 in legal and auditing expenses compared to the same period of last year. The decrease in general and administrative expenses for the six months ended June 30, 2009 was mainly due to a decrease in labor expenses in our subsidiary, Huludao Wonder, which produces apple juice products and did not have any production in the first quarter of 2009 due to decreased global demand.

Selling expenses decreased by $153,766, or 60.2%, to $101,534 and by $121,523, or 24.5%, to $375,122 for the three and six months ended June 30, 2009, respectively, from $255,300 and $496,645 for the same periods of fiscal year 2008, respectively. This was mainly due to a decrease in freight and transportation expenses as a result of the decrease in sales.

Research and development expenses increased by $259,864 to $276,282 and by $528,167, or 2,235.6%, to $551,792 for the three months and six months ended June 30, 2009, respectively, from $16,418 and $23,625 for the same periods of fiscal 2008, as we entered into two contracts with an outside research institute to research and develop new products in fiscal year 2008.  These two contracts are from June 2008 to December 2009 with a monthly payment of RMB 600,000, or $87,845 according to the exchange rate of June 30, 2009.

Income from Operations

In the second quarter of fiscal 2009, income from operations decreased by $1,215,822, or 55.1%, to $990,197 from $2,206,019 for the second quarter of fiscal 2008. As a percentage of net sales, income from operations was approximately 16.0% for the second quarter of fiscal 2009, a decrease of 47.4% as compared to 30.4% for the same quarter of fiscal 2008. The decrease in income from operations in the second quarter of fiscal 2009 was primarily due to a decrease in sales and an increase in operating expenses in the second quarter of fiscal 2009.

In the six months ended June 30, 2009, income from operations decreased by $296,004, or 9.1%, to $2,954,097 from $3,250,101 for the corresponding period in 2008. As a percentage of net sales, income from operations was approximately 23.0% for the six months ended June 30, 2009, an increase of 13.9% as compared to 20.2% for the corresponding period in fiscal 2008. The increase in the percentage of net sales was due to an increase in gross margin, which was offset by an increase in operating expenses, as previously discussed.

Interest Expense

Interest expenses were $259,262 and $485,658 for the three and six months ended June 30, 2009, respectively, a decrease of $126,813 and an increase of $40,555, respectively, as compared with the same periods of fiscal 2008. The decrease in interest expenses in the second quarter of fiscal 2009 was mainly due to a decrease in the short term loans balance during the second quarter of 2009. We repaid a short-term loan of $7,730,600 and received a new loan of $6,002,928 in the second quarter of 2009.

The increase in interest expenses for the six months ended June 30, 2009 was due to an increase in interest expenses in the first quarter of fiscal 2009, which was primarily due to an increase in term loan facilities that we entered into after March 31, 2008 to support expansion plans and potential business opportunities. As of June 30, 2009, the balance of these short-term loans totaled RMB 65,000,000 ($9,516,559 based on the exchange rate as of June 2009), with interest rates ranging from 4.86% to 7.52% per annum and maturity dates ranging from September 2009 to June 2010.

Subsidy Income

Subsidy income was $1,464,879 and $1,552,679 for the three and six months ended June 30, 2009, respectively, an increase of $1,464,879 and $1,503,901, respectively, as compared with the same periods of fiscal 2008. The increase in subsidy income was due to an increase in government support to our Company. As we have been recognized as a High and New Technology Enterprise in Shaanxi Province for the past three years, the local government has granted our various subsidies. In the six months ended June 30, 2009, we received subsidies of $1,552,679. Of this amount, RMB 9 million, or $1,317,716 according to the average rate of the six months ended June 30, 2009, was to support our kiwifruit industrialization development plan; RMB 1.6 million, or $234,260, was to support our pear processing and production; and RMB 4,800, or $703, was for the patent right protection of our brand name “Hedetang.”

Income Tax

Our provision for income taxes was $721,697 and $1,215,567 for the three and six months ended June 30, 2009, respectively, compared to $180,678 and $311,198 for the corresponding periods in 2008. The increase in tax provision was due to an increase in the effective tax rate of Shaanxi Tianren. Shaanxi Tianren was awarded the status of a nationally recognized High and New Technology Enterprise in December 2006, which entitled Shaanxi Tianren to tax-free treatment for two years starting from 2007. Starting in 2009, Shaanxi Tianren is subject to the regular tax rate of 25% according to the new tax law in China, which was effective on January 1, 2008. In December 2007, the tax rate of our indirect PRC subsidiary, Shaanxi Qiyiwangguo, was reduced from 33% to 25%, effective beginning January 2008. The tax rate of Huludao Wonder was also reduced to 25%, effective beginning January 2008. As a result, the Company’s income tax rate in the PRC is effectively 25%.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on July 1, 2007 and had no material adjustment to liabilities to unrecognized income tax benefits since its adoption.

Noncontrolling Interest

As of June 30, 2009, Shaanxi Tianren held a 91.15% interest in Shaanxi Qiyiwangguo, and Pacific held a 99% percent interest in Shaanxi Tianren. Net income attributable to noncontrolling interests was $190,638 and $289,912 for the three and six months ended June 30, 2009, respectively, an increase of $55,690 and $107,129, respectively, compared to a noncontrolling interest in the net income of $134,948 and $182,783 for the corresponding periods of fiscal 2008, respectively.  The increase in the net income attributable to noncontrolling interests was mainly attributable to the increase in the net income generated from Shaanxi Tianren.

Net Income

Net income was $1,673,113 and $2,912,549 for the three and six months ended June 30, 2009, respectively, an increase of $9,892, or 0.6%, and $197,509, or 7.3%, compared to the corresponding periods of 2008, respectively. Such an increase was primarily due to an increase in subsidy income, but partially offset by a decrease in revenue and an increase in income tax, as previously discussed.

Financial Condition

During the six months ended June 30, 2009, total assets increased $505,615, or 0.9%, from $59,287,331 at December 31, 2008 to $59,792,946 at June 30, 2009.  The majority of the increase was in cash, other receivables and other assets, which was partially offset by a decrease in accounts receivable.

For the six months ended June 30, 2009, cash and cash equivalents increased $1,227,695, or 8.0%, to $16,501,866 as compared to $15,274,171 for the fiscal year ended December 31, 2008.  The increase in cash was mainly due to an increase in collection of accounts receivable and an increase of $451,810 in net income in the six months ended June 30, 2009.

At June 30, 2009, the accounts receivable balance decreased by $4,446,003 from the balance at December 31, 2008 due primarily to the collection in the accounts receivable balance of fiscal year 2008 and a decrease in sales in the six months ended June 30, 2009. The accounts receivable turnover was 133 days for the six months ended June 30, 2009, compared with 85 days for fiscal year 2008. The increase in the accounts receivable turnover was mainly due to a downturn in collection of accounts receivable in Shaanxi Tianren and also reduced sales when compared with the fourth quarter as a result of the seasonality of our industry. Due to the seasonality of fresh fruit, a substantial portion of our revenues are earned during the third and fourth fiscal quarters. We generally experience the lowest revenue during our first and second fiscal quarters.

Our inventory as of June 30, 2009 was $2,250,240, reflecting an increase of $405,843, or 22.0%, compared to inventory at December 31, 2008. Inventory consists of raw materials, packaging materials and finished products. The increase in inventory was mainly due to an increase in raw materials and packaging materials that we purchased for the coming squeezing season since December 31, 2008.

Other receivables at June 30, 2009 were $1,478,751, an increase of $1,181,357 from the balance at December 31, 2008. The increase in other receivables was primarily due to an increase of subsidy income receivables of $1,317,677 in the six months ended June 30, 2009. In 2009, the Shaanxi Province government approved a plan to increase the kiwifruit plantation area in the province to 164,609 acres and increase kiwifruit production to 800,000 tons by 2015. In order to achieve this goal, the government provided subsidies to local farmers to enable them to expand the kiwifruit plantation area and to provide to leading kiwifruit processing companies, such as us, rebates on interest paid by such companies on loans payable by them. In May 2009, the related government department of Shaanxi Province approved our kiwifruit industrialization development plan, and granted a subsidy of RMB 9 million, approximately $1,317,677 according to the exchange rate of June 30, 2009, to support our plan. We will receive this amount in the third quarter of 2009.

Prepaid expenses and other current assets at June 30, 2009 were $1,399,869, an increase of $312,793 from the balance at December 31, 2008. The increase in prepaid expenses was primarily due to an increase in prepaid raw material of fresh fruit for the coming squeezing season.

Property, plant and equipment decreased by $736,464 from $20,406,967 at December 31, 2008 to $19,670,503 at June 30, 2009. The decrease is due to the increase in the exchange rate between Chinese yuan and U.S. dollars. Total capital expenditures were $177,168 for the six months ended June 30, 2009.

In the second quarter of 2009, Shaanxi Tianren completed the construction on the expansion of its research and development center. This research and development center covers an area of 2,000 square meters and encompasses additional space required for research and development laboratories. The expansion is on the existing site of the factory in Jingyang County, Shaanxi Province. We capitalized $8,268,416 as fixed assets for this project.  The research and development center provides more space for our engineers to conduct research and development toward the goal of improving and facilitating our product line.

Shaanxi Qiyiwangguo completed the construction of an industrial waste water processing facility and renovation of an employee building in the factory of Zhouzhi County in Shaanxi Province in the second quarter of 2009. The 1,118 square meter industrial waste water processing facility will process 1,200 cubic meters of waste water per day, which will meet the increasing production demands of Shaanxi Qiyiwangguo and will improve the use of recycled waste water.  We capitalized $4,641,590 as fixed assets for this project. It is expected to operate in the fourth quarter of 2009. The newly built water processing facility in Shaanxi Qiyiwangguo will help the Company save on leasing fees and also enable the Company to increase its production capacity once it operates. Furthermore, it will be in compliance with local environmental laws.  Shaanxi Qiyiwangguo capitalized $1,198,968 as fixed assets for renovation of an employee building in the second quarter of 2009.

In the second quarter of 2009, Shaanxi Qiyiwangguo began renovation of its factory, road and office building. We capitalized $175,539 as construction in progress as of June 30, 2009. This project is expected to be completed by the end of the third quarter of 2009.

Depreciation was $890,650 for the six months ended June 30, 2009, compared with $862,891 for the same period of prior year.  The increase in depreciation expenses was mainly because of the increase in fixed assets after June 30, 2008.

Other assets were $5,013,209 at June 30, 2009, an increase of $2,651,160 from the balance of $2,362,049 at December 31, 2008.  The increase in other assets was mainly due to a prepayment of $234,254 for the office we purchased on July 1, 2009, an increase of $732,043 in deposits to purchase Yingkou and a prepayment of $1,486,047 to purchase certain fruit processing equipment in Shaanxi Tianren.

Liquidity and Capital Resources

As of June 30, 2009, we had cash of $16,501,866 as compared to $15,274,171 as of December 31, 2008. We believe that projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit will provide the necessary capital to meet our projected operating cash requirements for at least the next 12 months, with the exception of the acquisition in Yingkou and the expansion of our current production capacity.

Our working capital has historically been generated from our operating cash flow, advances from our customers and loans from bank facilities. Our working capital was $14,955,386 as of June 30, 2009, representing an increase of $1,522,888, or 11.3%, compared to working capital of $13,432,498 as of December 31, 2008, mainly due to an increase in cash and other receivables and a decrease in accounts receivable and short term loan payables.

The most significant sources of working capital during the six months ended June 30, 2009 was a receivable of RMB 9 million, or $1,317,677 based on the exchange rate of June 30, 2008, of subsidy income and proceeds of $6,002,928 from short-term loan payables. The most significant uses of working capital during the six months ended June 30, 2009 were an increase of $657,335 in accounts payable and a repayment of $7,730,600 for short-term loan payables.

Under the Stock Purchase Agreement with the Investors, for a period of three years from the closing date of the Stock Purchase Agreement (February 26, 2008), so long as the Investors collectively own 20% of the Series B Preferred Stock issued thereunder, we may not issue any preferred stock or any convertible debt, except for preferred stock issued to the Investors.

Further, under the Stock Purchase Agreement with Investors, until February 26, 2010, at all times our debt-to-EBITDA ratio shall not exceed 3.5:1 for the most recent 12-month period.

The Company plans to acquire Yingkou in the third quarter of fiscal year 2009. The Company also plans to expand its current operations in the next two years. Planned expenditures for land and equipment are approximately $45.7 million for the next two years.

We believe that we currently have sufficient cash on hand, combined with anticipated cash receipts, to fund our business for at least the next 12 months. The capital needed for our business in the next 12 months does not include the acquisition of Yingkou or the expansion of our current production capacity.

For our long term planned expenditures for equipment and land we will likely need to seek additional debt or equity financing. We believe that any such financing could come in the form of debt or the issuance of our Common Stock in a private placement or public offering.  However, there are no assurances that such financing will be available or available on terms acceptable to us. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

The majority of our capital expenditures are for the expansion of our production capacity.  In the past three years our annual capital expenditures ranged from $53,000 to $2.9 million.  We financed our capital expenditures and other operating expenses through operating cash flows and bank loans. As of June 30, 2009, the balance of short-term loans totaled RMB 65,000,000 (U.S. $9,516,559 based on the exchange rate on June 30, 2009), with interest rates ranging from 4.86% to 7.52% per annum. These loans are collateralized by land and buildings. These loans are due from September 2009 to June 2010.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on June 8, 2009 at the offices of the Company at 16F, National Development Bank Building, No .2, Gaoxin 1st RD, Hi-Tech Zone, Xi’an, Shaanxi, China. At the annual meeting the stockholders voted to elect five persons to the Board of Directors to serve until their respective successors are elected. The results of the vote were:
	For	Against	Abstain

Yongke Xue	22,150,649	-	-
Guolin Wang	22,150,649	-	-
Robert B. Fields	22,150,649	-	-
Xiaoqin Yan	22,150,649	-	-
Norman Ko	22,150,649	-	-

Item 5.   Other Information

Not applicable.

Item 6.  Exhibits

EXHIBIT NUMBER	DESCRIPTION

10.1	Office Purchase Agreement, dated July 1, 2009, between Shaanxi Tianren Organic Food Co., Ltd. and Zhonghai Trust Co., Ltd.
31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
32	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYPEOPLE FRUIT JUICE, INC. By: /s/ Spring Liu SPRING LIU Chief Financial Officer (Principal Financial Officer) Dated: August 14, 2009