Form 10-Q
period 2009-09-30
SkyPeople Fruit Juice, Inc
filed 2009-11-16
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☑

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2009
Common Stock, $0.001 par value per share Preferred Stock, $0.001 par value per share	17,547,894 shares 3,448,480 shares

SKYPEOPLE FRUIT JUICE, INC.

- i -

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SKYPEOPLE FRUIT JUICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, UNAUDITED
	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and equivalents	$12,320,597	$15,274,171
Accounts receivable	14,905,880	11,610,506
Other receivables	1,448,234	297,394
Inventories	3,768,088	1,844,397
Prepaid expenses and other current assets	859,620	1,087,076
Total current assets	33,302,419	30,113,544

PROPERTY, PLANT AND EQUIPMENT, Net	19,321,792	20,406,967
LAND USAGE RIGHTS (Note 9)	6,275,908	6,404,771
OTHER ASSETS	5,053,049	2,362,049
TOTAL ASSETS	$63,953,168	$59,287,331

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$1,126,080	$663,092
Accrued expenses	735,715	1,657,437
Accrued liquidated damages	-	254,301
Related party payables	-	23,452
Income taxes payable	783,022	1,450,433
Advances from customers	1,781,699	1,375,460
Short-term notes payable	11,280,068	11,256,871
Total current liabilities	15,706,584	16,681,046

TOTAL LIABILITIES	15,706,584	16,681,046

EQUITY
SkyPeople Fruit Juice, Inc. stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 3,448,480 Series B Preferred Stock issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	3,448	3,448
Common Stock, $0.001 par value; 66,666,666 shares authorized; 14,847,857 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	14,848	14,848
Additional paid-in capital	14,253,894	13,999,593
Accumulated retained earnings	27,465,404	22,468,934
Accumulated other comprehensive income	4,462,381	4,573,143
Total SkyPeople Fruit Juice, Inc. stockholders' equity	46,199,975	41,059,966
Noncontrolling interests	2,046,609	1,546,319
TOTAL EQUITY	48,246,584	42,606,285

TOTAL LIABILITIES AND EQUITY	$63,953,168	$59,287,331

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME,
UNAUDITED
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$10,604,655	$6,345,778	$23,472,717	$22,442,329
Cost of Sales	6,753,327	3,315,431	14,773,081	14,635,767
Gross Profit	3,851,328	3,030,347	8,699,636	7,806,562

Operating Expenses
General and administrative	501,831	702,385	1,469,128	1,409,895
Selling expenses	188,426	311,931	563,548	808,576
Research and development	275,571	175,431	827,363	199,056
Accrued liquidated damages	-	208,658	-	208,658
Total operating expenses	965,828	1,398,405	2,860,039	2,626,185

Income from Operations	2,885,500	1,631,942	5,839,597	5,180,377

Other Income (Expense)
Interest expense	(191,717)	(179,699)	(677,375)	(624,802)
Interest income	15,371	18,377	54,404	41,342
Subsidy income	4,661	3,428	1,557,340	52,206
Other income (expense)	334,058	(1,119)	691,935	32,827
Total other income (expense)	162,373	(159,013)	1,626,304	(498,427)

Income Before Income Taxes	3,047,873	1,472,929	7,465,901	4,681,9500

Income Tax Provision	782,660	214,387	1,998,227	525,585

Net Income	2,265,213	1,258,542	5,467,674	4,156,365

Less: Net income attributable to noncontrolling interests	181,292	73,459	471,204	256,242

NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$2,083,921	$1,185,083	$4,996,470	$3,900,123

Earnings Per Share:
Basic earnings per share	$0.12	$0.06	$0.28	$0.22
Diluted earnings per share	$0.11	$0.06	$0.25	$0.21

Weighted Average Shares Outstanding:
Basic	14,847,789	14,847,789	14,847,789	14,810,966
Diluted	18,502,518	18,480,109	19,633,360	18,151,026

Comprehensive Income:
Net income	$2,265,213	$1,258,542	$5,467,674	$4,156,365
Foreign currency translation adjustment	28,268	414,475	(81,676)	1,711,288

Comprehensive Income	$2,293,481	$1,673,017	$5,389,998	$5,867,653
Comprehensive income attributable to the noncontrolling interest	(181,246)	(69,863)	(500,290)	53,654
Comprehensive Income Attributable to SkyPeople Fruit Juice, Inc.	$2,112,235	$1,603,154	$4,885,708	$5,921,307

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED
	September 30,	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$4,996,470	$3,900,123
Adjustments to reconcile net income to net cash flow (used in) provided by operating activities
Bad debt expenses	1,130	-
Depreciation and amortization	1,488,748	1,409,907
Loss on sale of property, plant and equipment	-	1,274
D Earnings attributable to noncontrolling interests	471,204	256,242
Changes in operating assets and liabilities, net of acquisition effects
Accounts receivable	(3,300,512)	6,030,436
Other receivables	(1,150,327)	13,759
Prepaid expenses and other current assets	(2,463,972)	(1,224,295)
Inventories	(1,923,564)	2,847,423
Accounts payable	244,392	(1,662,730)
Accrued expenses and other current liabilities	322,711	114,013
Accrued liquidated damages	-	208,658
Advances from customers	406,746	17,425
Taxes payable	(1,427,024)	90,920
Net cash (used in) provided by operating activities	(2,333,998)	12,003,155

Cash Flow from Investing Activities
Prepayment for lease improvement	-	(356,860)
Deposits to purchase target company	-	(2,141,158)
Loan repayment from related parties	-	5,475,092
Loan advanced to related parties	-	(7,179,883)
Additions to property, plant and equipment	(289,945)	(2,826,179)
Proceeds from sale of property, plant and equipment		4,996
Net cash used in investing activities	(289,945)	(7,023,992)

Cash Flow from Financing Activities
Proceeds from stock issuance	-	3,115,072
Proceeds from bank loans	9,516,559	14,988,105
Repayment of bank loans	(9,487,277)	(14,531,324)
Dividend paid to non-controlling interest	-	(309,896)
Repayments of related party loan	-	(149,486)
Net cash provided by financing activities	29,282	3,112,471

Effect of Changes in Exchange Rate	(358,913)	610,687

NET (DECREASE) INCREASE IN CASH	(2,953,574)	8,702,321
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,274,171	4,094,238
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,320,597	$12,796,559
Supplementary Information of Cash Flows
Cash paid for interest	$677,446	$649,327
Cash paid for taxes	$2,664,330	$1,049,534
Purchase of Huludao, offset by related party receivables	$-	$6,887,391

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	CORPORATE INFORMATION

SkyPeople Fruit Juice, Inc. (“SkyPeople” or the “Company”), formerly Entech Environmental Technology, Inc., was formed in June 1998 under the laws of the State of Florida. From July 2007 until February 26, 2008, the Company’s operations consisted solely of identifying and completing a business combination with an operating company and compliance with its reporting obligations under federal securities laws.

Between February 22, 2008 and February 25, 2008, the Company entered into a series of transactions whereby it acquired 100% of the ownership interest in Pacific Industry Holding Group Co., Ltd. (“Pacific”) from a share exchange transaction (the “Share Exchange Transaction”) and raised $3,400,000 gross proceeds from certain accredited investors in a private placement transaction. As a result of the consummation of these transactions, Pacific is now a wholly-owned subsidiary of the Company.

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

Shaanxi Tianren holds a 91.15% interest in Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd. (“Shaanxi Qiyiwangguo”). The acquisition was accounted for using the purchase method, and the financial statements of Shaanxi Tianren and Shaanxi Qiyiwangguo have been consolidated on the purchase date of May 27, 2006 and forward.

Shaanxi Tianren also holds a 100% interest in Huludao Wonder Fruit Co., Ltd. (“Huludao Wonder”). The payment was made through the offset of related party receivables from Shaanxi Hede Investment Management Co., Ltd. (“Hede”). Before the acquisition, Huludao Wonder had been a variable interest entity of Shaanxi Tianren for accounting purposes since June 1, 2007, and the financial statements of Shaanxi Tianren and Huludao Wonder have been consolidated as of June 1, 2007 and forward. See Note 13-Related Party Transactions.

On May 23, 2008, the Company amended its Articles of Incorporation and changed its name to SkyPeople Fruit Juice, Inc. to better reflect its business. A 1-for-328.72898 reverse stock split of the outstanding shares of Common Stock and a mandatory 1-for-22.006 conversion of Series A Preferred Stock, which had been approved by written consent of the holders of a majority of the outstanding voting stock, also became effective on May 23, 2008.

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

Subsequent Event

On October 26, 2009, the Company approved and filed with the Florida Secretary of State's office an amendment to its Articles of Incorporation to carry out a reverse stock split of the Company's Common Stock on a two (2) for three (3) basis. The number of issued and outstanding shares has been retroactively adjusted for this reverse split, which became effective on October 29, 2009. All references as to the shares of the Company's Common Stock, since inception, have been restated to reflect the stock split.

On November 3, 2009, the Company completed a public offering of 2,700,000 shares of Common Stock at a public offering price of $3.00 per share, pursuant to a Registration Statement on Form S-1 declared effective by the U.S. Securities and Exchange Commission (“SEC”). The shares of Common Stock sold in the public offering were issued upon the exercise of warrants that had been issued to the Investors pursuant to an Exchange Agreement dated as of May 28, 2009.  The Company received approximately $6.9 million in gross proceeds from the exercise of all of the foregoing warrants. The Company intends to use the net proceeds to fund potential acquisitions and for general corporate purposes, including acquisitions and other expansion of its current production capacity.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis differs from that used in the statutory accounts of the Company’s subsidiaries in China, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company’s business and other factors, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

As of September 30, 2009, the cash balance in financial institutions in the United States was $19,946. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2009, the Company had no deposits that were in excess of the FDIC insurance limit.

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

Earnings Per Share

Basic earnings per share of Common Stock (“EPS”) are calculated by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. The Series B Convertible Preferred Stock is a participating security. Consequently, the two-class method of income allocation is used in determining net income available to common stockholders.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
NUMERATOR FOR BASIC AND DILUTED EPS
Net income attributable to SkyPeople Fruit Juice, Inc. (numerator for Diluted EPS)	$2,083,921	$1,185,083	$4,996,470	$3,900,123
Net income allocated to Preferred Stock	(279,454)	(232,987)	(883,876)	(634,550)
Net income available to SkyPeople Fruit Juice, Inc. common stockholders (Basic)	$1,804,467	$952,096	$4,112,594	$3,265,573

DENOMINATORS FOR BASIC AND DILUTED EPS
Common Stock outstanding	14,847,789	14,847,789	14,847,789	14,810,966

Add: Weighted average preferred as if converted	2,298,987	3,632,320	3,190,311	2,878,188
Add: Weighted average stock warrants outstanding	1,355,742	-	1,595,260	461,872

DENOMINATOR FOR DILUTED EPS	18,502,518	18,480,109	19,633,360	18,151,026

EPS – Basic	$0.12	$0.06	$0.28	$0.22
EPS – Diluted	$0.11	$0.06	$0.25	$0.21

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues. The shipping and handling expenses of $500,977 and $676,492 for the nine months ended September 30, 2009 and 2008, respectively, are reported in the Consolidated Statement of Operations as a component of selling expenses.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents foreign currency translation adjustments.

Trade Accounts Receivable

During the normal course of business, the Company extends unsecured credit to its customers. Accounts receivable and other receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. Allowance is made when collection of the full amount is no longer probable. Management reviews and adjusts this allowance periodically based on historical experience, the current economic climate, as well as its evaluation of the collectability of outstanding accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believed that its allowance for doubtful accounts was adequate as of September 30, 2009. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

Inventories

Inventories consist primarily of raw materials and packaging (which include ingredients and supplies) and finished goods (which include finished juice in the Company’s bottling and canning operations). Inventories are valued at the lower of cost or market. The Company determines cost on the basis of the average cost or first-in, first-out methods.

Inventories consisted of:
	September 30, 2009	December 31, 2008
Raw materials and packaging	$1,696,047	$611,755
Finished goods	2,072,041	1,232,642
Inventories	$3,768,088	$1,844,397

Intangible Assets

In accordance with the Accounting Standard Codification (“ASC”) Subtopic 350-50, General Intangibles Other than Goodwill, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has no indefinite lived intangible assets.

Revenue Recognition

The Company recognizes revenue upon meeting the recognition requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenue from sales of the Company’s products is recognized upon shipment or delivery to its distributors or end users, depending upon the terms of the sales order, provided that persuasive evidence of a sales arrangement exists, title and risk of loss have transferred to the customer, the sales amount is fixed and determinable and collection of the revenue is reasonably assured. More than 69% of the Company’s products are exported either through distributors with good credit or to end-users directly. Of this amount, 80% of the revenue is exported through distributors. The Company’s general sales agreement requires distributors to pay the Company after it delivers the products to them, and payment terms with distributors are not determined by the distributor’s resale to end customers. The Company’s credit term for distributors with good credit history is from 30 days to 90 days. For new customers, the Company usually requires 100% advance payment for direct export sales. Advances from customers are recorded as unearned revenue, which is a current liability. According to the Company’s past collection history, the bad debt rate of accounts receivables is less than 0.5%. The problem of quality hardly occurs during production, storage and transportation due to the Company’s maintenance of strict standards during the entire process. The Company’s customers have no contractual right to return products. Historically, the Company has not had any returned products. Accordingly, no provision has been made for returnable goods. The Company is not required to rebate or credit a portion of the original fee if it subsequently reduces the price of its product and the distributor still has rights with respect to that product.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred. The Company incurred $5,271 and $164 in advertising and promotional costs for the nine months ended September 30, 2009 and 2008, respectively.

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

Buildings	20-30 years
Machinery and equipment	10 years
Furniture and office equipment	5 years
Motor vehicles	5 years

	September 30, 2009	December 31, 2008
Machinery and equipment	$14,634,497	$14,531,577
Furniture and office equipment	230,484	226,929
Motor vehicles	194,157	194,262
Buildings	10,419,304	8,521,537
Construction in progress	175,642	1,903,418
Subtotal	25,654,084	25,377,723
Less: accumulated depreciation	(6,332,292)	(4,970,756)
Net property and equipment	$19,321,792	$20,406,967

Depreciation expense included in general and administrative expenses for the nine months ended September 30, 2009 and 2008 was $220,858 and $302,175, respectively. Depreciation expense included in cost of sales for the nine months ended September 30, 2009 and 2008 was $1,142,573 and $998,504, respectively.

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in the ASC Subtopic 360-10-5, Impairment or Disposal of Long-Lived Assets. No impairment of assets was recorded in the periods reported.

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

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the PRC’s government. The Company uses the closing rate method in currency translation of the financial statements of the Company.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into U.S. dollars at rates used in translation.

Taxes

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with ASC Topic 740, Income Taxes, these deferred taxes are measured by applying currently enacted tax laws.

The Company has implemented ASC Topic 740, Income Taxes, which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740.

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

Accounting Treatment of the February 26, 2008 Private Placement

The shares held in escrow pursuant to the terms of the Make Good Escrow Agreement as will not be accounted for on the Company’s books until such shares are released from escrow. During the time such shares are held in escrow, they will be accounted for as contingently issuable shares in determining the diluted EPS denominator in accordance with ASC Topic 215, Statement of Shareholder Equity.

Liquidated damages potentially payable by the Company under the Stock Purchase Agreement and the Registration Rights Agreement were accounted for in accordance with Financial Accounting Standard Board Staff Position ASC Topic 825. Estimated damages at the time of closing were recorded as a liability and deducted from additional paid-in capital as costs of issuance. Liquidated damages determined later pursuant to the criteria for ASC Topic 450 were recorded as a liability and deducted from operating income.

The Company’s failure to meet the timetables provided for in the Registration Rights Agreement have resulted in the imposition of liquidated damages, which are payable in cash to the Investors (pro rata based on the percentage of Series B Preferred Stock owned by the Investors at the time such liquidated damages shall have been incurred) equal to fourteen percent (14%) of the purchase price per annum payable monthly based on the number of days such failure exists, which amount of liquidated damages, together with all liquidated damages that the Company may incur pursuant to the Registration Rights Agreement, the Warrant and the Stock Purchase Agreement, shall not exceed an aggregate of eighteen percent (18%) of the amount of the purchase price.

The Company initially filed a registration statement on Form S-1 with the SEC on March 26, 2008, which date was before the filing date deadline of March 30, 2008 in the Registration Rights Agreement but  the registration statement was not declared effective by the SEC until February 5, 2009.  Therefore, the Company recorded liquidated damages of $254,301 in fiscal 2008 for failure to meet the timetables provided for in the Registration Rights Agreement.

On June 2, 2009, the Company entered into an Exchange Agreement dated as of May 28, 2009 with Barron Partners L.P. ("Barron") and Eos Holdings LLC ("Eos," and together with Barron, the "Investors"), pursuant to which the Company issued to the Investors warrants to purchase an aggregate of 4,333,333 shares of Common Stock at a reduced exercise price (the “New Warrants”) in exchange for warrants to purchase an aggregate of 4,666,667 shares of Common Stock which had been issued to the Investors in February 2008 (the “February 2008 Warrants”). In the Exchange Agreement the Investors agreed to release the Company from all liability for damages, including any and all liquidated damages, penalties and interest thereon, relating to any breach or breaches of any obligation of the Company under the Registration Rights Agreement, dated as of February 25, 2008 between the Investors and the Company from the date of execution of such agreement through the date of such release and the waiver by the Investors of their right to receive up to 2,000,000 additional shares of the Company’s Series B Preferred Stock solely as a result of, and to the extent that, such stock would be deliverable to the Investors because Pre-Tax Income Per Share for the Company’s fiscal year ending December 31, 2009 is reduced as a result of any reduction in net income available to common stockholders for such fiscal year and/or an increase in the weighted average number of shares of Common Stock outstanding during the period due to the issuance and delivery to the Investors of the New Warrants. Accordingly, in the second quarter of fiscal 2009, the Company reversed the liquidated damages of $254,301 that were accrued in fiscal 2008 to additional paid-in capital.

Research and Development

Shaanxi Tianren established a research and development institution which has 41 research and development personnel as of September 30, 2009. Shaanxi Tianren also from time to time retains external experts and research institutions. The research and development expenses were $827,363 and $199,056 for the nine months ended September 30, 2009 and 2008, respectively.

New Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact the Company’s financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), Subsequent Events, SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification And the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 is effective for financial statements issued for reporting periods that end after September, 15, 2009. SFAS 168 supersedes all accounting standards for U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standard Codification.

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

3.           CONVERTIBLE PREFERRED STOCK

The Series A Convertible Preferred Stock

In connection with the Share Exchange Transaction, the Company designated 1,000,000 shares of Series A Convertible Preferred Stock out of the total authorized number of 10,000,000 shares of Preferred Stock, par value $0.001 per share. Upon effectiveness of the 1-for-328.72898 reverse stock split of the outstanding shares of Common Stock on May 23, 2008, all the outstanding shares of Series A Preferred Stock were immediately and automatically converted into shares of Common Stock without any notice or action required by the Company or by the holders of Series A Preferred Stock or Common Stock (the “Mandatory Conversion”). In the Mandatory Conversion, each holder of Series A Preferred Stock received twenty two and 62/10,000 (22.0062) shares of fully paid and non-assessable Common Stock for every one (1) share of Series A Preferred Stock held (the “Conversion Rate”).

Series B Convertible Preferred Stock

In connection with the Share Exchange Transaction, the Company designated 7,000,000 shares of Series B Convertible Preferred Stock out of the total authorized number of 10,000,000 shares of Preferred Stock. The Series B Convertible Preferred Stock is a participating security. No dividends are payable with respect to the Series B Preferred Stock and no dividends can be paid on the Company’s Common Stock while the Series B Preferred Stock is outstanding. Upon liquidation the holders are entitled to receive $1.20 per share (out of available assets) before any distribution or payment can be made to the holders of any junior securities.

The Company also deposited 2,000,000 shares of the Series B Preferred Stock into an escrow account to be held by an escrow agent in the event the Company’s consolidated pre-tax income and pre-tax income per share, on a fully-diluted basis, for the years ended December 31, 2007, 2008 or 2009 are less than certain pre-determined target numbers.

Upon effectiveness of the reverse stock split on May 23, 2009, each share of Series B Preferred Stock is convertible at any time into one share of Common Stock at the option of the holder. If the conversion price (initially $1.20) is adjusted, the conversion ratio will likewise be adjusted and the new conversion ratio will be determined by multiplying the conversion ratio in effect by a fraction, the numerator of which is the conversion price in effect before the adjustment and the denominator of which is the new conversion price.

On June 2, 2009, pursuant to the Exchange Agreement that the Company entered into with the Investors, the Investors waived their right to receive up to 2,000,000 additional shares of the Company’s Series B Preferred Stock solely as a result of, and to the extent that, such stock would be deliverable to the Investors because Pre-Tax Income Per Share for the Company’s fiscal year ending December 31, 2009 is reduced as a result of any reduction in net income available to common stockholders for such fiscal year and/or an increase in the weighted average number of shares of Common Stock outstanding during the period due to the issuance and delivery to the Investors of the New Warrants.

On October 26, 2009, the Company approved and filed with the Florida Secretary of State's office an amendment to its Articles of Incorporation to carry out a reverse stock split of the Company's Common Stock on a two (2) for three (3) basis. The conversion price of Preferred Stock to Common Stock was adjusted to $1.80, and the conversion ratio was adjusted on a two (2) for three (3) basis according to the terms of the Preferred Stock.

4.	WARRANTS

The  Warrants that were issued pursuant to the Exchange Agreement became exercisable after the consummation of a 1-for-328.72898 reverse split of the Company’s outstanding Common Stock, which was effective on May 23, 2008, and the 4,666,667 shares issuable upon exercise of such warrants were not adjusted as a result of such reverse split.

On June 2, 2009 the Company and the Investors entered into and consummated an Exchange Agreement, dated as of May 28, 2009, pursuant to which the Investors exchanged all of the February 2008 Warrants for New Warrants with an exercise price of $2.55 per share (which exercise price, in the case of New Warrants to purchase an aggregate of 666,667 shares of the Company’s Common Stock, shall be increased to $4.50 per share if the New Warrants are not exercised by September 30, 2009).

On October 26, 2009, the Company and the Investors entered into an underwriting agreement and certain pricing agreements with Roth Capital Partners, LLC for the sale of 2,700,000 shares of the Company’s Common Stock. Under the terms of the pricing agreements, the Investors granted Roth Capital Partners, LLC an option, exercisable for 30 days, to purchase up to an additional 405,000 shares of Common Stock to cover over-allotments, if any. The Common Stock on sale in the public offering was issuable upon exercise of the New Warrants. The remaining outstanding New Warrants have an exercise price of $2.55 per share.

The number of warrants and the exercise price of the warrants have been retroactively adjusted because of the stock split described above in Note 1 – Corporate Information.

5.	NOTE PURCHASE AGREEMENT

On February 26, 2008, the Company issued to Barron Partners, L.P. (“Barron Partners”) an aggregate of 615,147 shares of Series B Preferred Stock in exchange for the cancellation of all principal and accrued interest aggregating approximately $5,055,418 on certain promissory notes of the Company held by Barron Partners.

On February 22, 2008, the Company issued to Grover Moss an aggregate of 59,060 shares of Common Stock (post split) in exchange for the conversion of principal aggregating $398,000 evidenced by a promissory note dated February 22, 2008.

6.	ACCQUISITION OF HULUDAO WONDER

On June 10, 2008, the Company completed the acquisition of Huludao for a total purchase price of RMB 48,250,000, or approximately U.S. $6,308,591 based on the exchange rate of June 1, 2007.  The acquisition is accounted for according to ASC Topic 805, Business combinations. When accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially recognize the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer and report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period.

Prior to the June 2008 acquisition, Huludao Wonder was classified as a variable entity of Shaanxi Tianren according to ASC Topic 810, Consolidation. ASC Topic 810 requires the primary beneficiary of the variable interest entity to consolidate its financial results with the variable interest entity. The Company had evaluated its relationship with Huludao and had concluded that Huludao Wonder was a variable interest entity for accounting purposes after June 2007 and prior to June 2008.

The following table summarizes the carrying value of Huludao Wonder’s assets and liabilities transfer:

ASSETS
Cash	$7,567
Accounts receivable, net	2,387,711
Other receivables	29,244
Inventory	57,948
Fixed assets	6,934,219
Intangible asset	3,262,566
Other assets	27,486
TOTAL ASSETS	$12,706,741

LIABILITIES
Accounts payable	$20,642
Other payables	101,603
Loans payable	6,275,905
TOTAL LIABILITIES	$6,398,150

NET ASSETS	$6,308,591

7.           INVENTORIES

As of September 30, 2009 and December 31, 2008, inventories consisted of:

	September 30,	December 31,
	2009	2008
Raw materials and packaging	$1,696,047	$611,755
Finished goods	2,072,041	1,232,642
Inventories	$3,768,088	$1,844,397

8.           INCOME TAX

Prior to 2007, the Company was subject to a 33% income tax rate by the PRC. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, Income Tax. Shaanxi Tianren was awarded the status of a nationally recognized High and New Technology Enterprise in December 2006, which entitled Shaanxi Tianren to tax-free treatment for two years starting in January   2007. Starting in January 2009, Shaanxi Tianren is subject to the regular tax rate of 25% according to the new tax law in China, which was effective on January 1, 2008. The tax rate of Shaanxi Qiywangguo was reduced from 33% to 25%, effective beginning January 2008. The tax rate of Huludao Wonder was also reduced to 25%, effective beginning January 2008. As of result, the Company’s income tax rate in the PRC is effectively 25%.

As the Company had no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of September 30, 2009.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740. The income tax expense was $782,660 and $1,998,277 for the three and nine months ended September 30, 2009, respectively, and was $214,387 and $525,585 for the three and nine months ended September 30, 2008, respectively. The Company had recorded no deferred tax assets or liabilities as of September 30, 2009 and 2008, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Tax Expenses	2009	2008	2009	2008
Current	$782,660	$214,387	$1,998,277	$525,585
Deferred	-	-	-	-
Total	$782,660	$214,387	$1,998,277	$525,585

9.         LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Accordingly, the Company paid in advance for land use rights. Prepaid land use rights are being amortized and recorded as lease expenses using the straight-line method over the use terms of the lease, which were 20 to 50 years. The amortization expense was $125,317 and $109,228 for the nine months ended September 30, 2009 and 2008, respectively.

10.         COMMON STOCK

As of September 30, 2009, the Company had 14,847,857 shares of Common Stock issued and outstanding and 2,298,987 shares of Series B Preferred Stock issued and outstanding (1,333,333 shares of the Series B Preferred Stock deposited in the escrow account are not included). Assuming all warrants to purchase 4,333,333 shares of Common Stock with an exercise price of $2.55 per share are exercised and all shares of Series B Preferred Stock are converted, the total number of shares of Common Stock to be issued and outstanding will be 21,480,177.

In the first quarter of 2008, the Company issued 21,294 shares of Common Stock as part of the settlement with its prior Chief Executive Officer, Burr D. Northrop, 24,732 shares of Common Stock to Walker Street Associates and its prior director, Joseph I. Emas, for the professional services that they provided, and 39,373 shares of Common Stock to Grover Moss for the conversion of principal owed by the Company pursuant to a promissory note in the amount of $398,000.

On February 26, 2008, the Company issued to Barron Partners an aggregate of 410,098 shares of Series B Preferred Stock in exchange for the cancellation of all principal and accrued interest aggregating approximately $5,055,418 on certain promissory notes of the Company held by Barron Partners. The shares issued to Barron Partners were not affected by the 1-for-328.72898 reverse split of the outstanding Common Stock, which was effective on May 23, 2008.

In connection with the Share Exchange Transaction in February 2008, the Company designated 1,000,000 shares of Series A Convertible Preferred Stock out of its total authorized number of 10,000,000 shares of Preferred Stock, par value $0.001 per share. In the Mandatory Conversion, each holder of Series A Preferred Stock was entitled to receive twenty two and 62/10,000 (22.0062) shares of fully paid and non-assessable Common Stock for every one (1) share of Series A Preferred Stock held. The Company also agreed to issue 2,833,333 shares of a newly designated Series B Convertible Preferred Stock of the Company, par value $0.001 per share and February 2008 Warrants to purchase 7,000,000 shares of the Company’s Common Stock. Upon effectiveness of the reverse split on May 23, 2008, all the outstanding shares of Series A Preferred Stock were immediately and automatically converted into 14,670,782 shares of Common Stock. Each share of Series B Preferred Stock is convertible at any time into one share of Common Stock at the option of the holder, and the February 2008 Warrants became exercisable immediately after the reverse split. The 2,833,333 shares of Series B Convertible Preferred Stock and 7,000,000 shares issuable upon exercise of such warrants were not adjusted as a result of the reverse split.

On June 2, 2009 the Company and the Investors entered into and consummated an Exchange Agreement, dated as of May 28, 2009, pursuant to which the Investors exchanged all of the February 2008 Warrants for New Warrants to purchase an aggregate of 4,333,333 shares of the Company’s Common Stock for $2.55 per share (which exercise price, in the case of New Warrants to purchase an aggregate of 666,667 shares of the Company’s  Common Stock, shall be increased to $4.50 per share if the New Warrants are not exercised by September 30, 2009). The Investors also agreed to waive their right to receive up to 1,333,333 additional shares of the Company’s Series B Preferred Stock solely as a result of, and to the extent that, such stock would be deliverable to the Investors because Pre-Tax Income Per Share for the Company’s fiscal year ending December 31, 2009 is reduced as a result of any reduction in net income available to common stockholders for such fiscal year and/or an increase in the weighted average number of shares of Common Stock outstanding during the period due to the issuance and delivery to the Investors of the New Warrants.

On October 26, 2009, the Company approved and filed with the Florida Secretary of State's office an amendment to its Articles of Incorporation to carry out a reverse stock split of the Company's Common Stock on a two (2) for three (3) basis. The number of issued and outstanding shares has been retroactively adjusted for this reverse split, which became effective on October 29, 2009. All references as to the shares of the Company's Common Stock, since inception, have been restated to reflect the stock split.

On November 3, 2009, the Company completed a public offering of 2,700,000 shares of Common Stock at a public offering price of $3.00 per share, pursuant to Registration Statement on Form S-1 declared effective by the SEC. The shares of Common Stock sold in the public offering were issued upon exercise of the New Warrants.  The Company received approximately $6.9 million in gross proceeds from the exercise of all of the foregoing warrants. The number of shares of Common Stock outstanding was 17,547,894 after this reverse stock split and public offering.

 11.        NOTES PAYABLE

As of September 30, 2009, the balance of the short-term loans totaled RMB 77,000,000 (U.S. $11,280,068 based on the exchange rate on September 30, 2009), with interest rates ranging from 5.31% to 7.52% per annum. These loans were collateralized by land and buildings. These loans are due from October 2009 to July 2010.

The Company adopted ASC Topic 820, Topic Measurements and Disclosures, as it relates to financial assets and financial liabilities. The adoption of ASC Topic 820 did not have a material effect on our results of operations, financial position or liquidity.

The Company adopted ASC Topic 825, The Fair Value Option for Financial Assets and Financial Liabilities as of January 1, 2008.  ASC Topic 825 permits entities to elect to measure many financial instruments and certain other items at fair value. We did not elect the fair value option for the Company’s loans payable. Therefore, valuation of the Company’s loans payable is not affected by the adoption of ASC Topic 820 and ASC Topic 825.

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

In January 2008, Shaanxi Tianren paid rental expense of RMB 11,038 (approximately $1,617 based on the exchange rate as of June 30, 2009) to the landlord of Hede’s office space on behalf of Hede.

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

As of August 12, 2009, Barron Partners beneficially owned 6,772,843 shares of the Company’s Common Stock (approximately 31.3% of the Common Stock). The oral agreement with Barron Partners described in the preceding paragraph was approved by the Chief Executive Officer of the Company.

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

The number of shares of Series B Preferred Stock that were issued to Barron Partners pursuant to the agreement was determined by dividing the aggregate indebtedness cancelled ($5,055,418) by $8.1822 per share (which was the rate at which one share of Common Stock was issuable for principal under the convertible promissory notes). In lieu of issuing Common Stock, the Company and Barron Partners agreed that Barron Partners would be issued Series B Preferred Stock (which upon consummation of the October 2009 reverse stock split became convertible into Common Stock on a share for share basis).

The issuance of the Series B Preferred Stock was accomplished in reliance upon Section 4(2) of the Securities Act.

14.	OTHER ASSETS

Other assets as of September 30, 2009 included RMB 20,000,000 (or $2,928,888 based on the average exchange rate of September 30, 2009) of deposits to purchase Yingkou Trusty Fruits Co., Ltd. (“Yingkou”). On June 1, 2008, Shaanxi Tianren entered into a memorandum agreement with Xi’an Dehao Investment Consultation Co., Ltd. (“Dehao”). Under the term of the agreement, Dehao agreed to transfer 100% of the ownership interest of Yingkou to Shaanxi Tianren. Shaanxi Tianren is required to make a refundable down payment of RMB 15,000,000, or approximately $2,197,416 based on the exchange rate of September 30, 2009, to Dehao as a deposit for the purchase. The acquisition is still in the process of being negotiated with Dehao and also a third party market value evaluation is in process. The acquisition is targeted to be completed in the fourth quarter of fiscal 2009. On May 20, 2009, Shaanxi Tianren entered into another memorandum agreement with Dehao, pursuant to which Shaanxi Tianren is required to make another refundable down payment of RMB 5,000,000, or approximately $732,472 based on the exchange rate of September 30, 2009, to Dehao as a deposit for the purchase and Shaanxi Tianren agreed to complete the acquisition before November 15, 2009.  Shaanxi Tianren has reached an agreement with Dehao to complete the acquisition in the fourth quarter of fiscal 2009.

15.          LIQUIDATED DAMAGES

The Company’s registration statement to register for resale an aggregate of 6,555,555 shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock and the [February 2008/New] Warrants was declared effective by the Securities and Exchange Commission on February 5, 2009.  The Company accrued liquidated damages payable of $254,301 in fiscal 2008 due to the failure to meet the timetables provided for in the Registration Rights Agreement with such Investors, which was entered into in connection with the Stock Purchase Agreement.

In the second quarter of 2009, as a result of the Exchange Agreement, the Company reversed the liquidated damages of $254,301 that were accrued in fiscal 2008 to additional paid in capital.

16.           SUBSEQUENT EVENT

On October 26, 2009, the Company approved and filed with the Florida Secretary of State's office an amendment to its Articles of Incorporation to carry out a reverse stock split of the Company's Common Stock on a two (2) for three (3) basis.

On the same date, the Company and the Investors entered into an underwriting agreement and certain pricing agreements with Roth Capital Partners, LLC for the sale of 2,700,000 shares of the Company’s Common Stock. Under the terms of the pricing agreements, the Investors granted Roth Capital Partners, LLC an option, exercisable for 30 days, to purchase up to an additional 405,000 shares of Common Stock to cover over-allotments, if any. The remaining outstanding New Warrants covering 228,333 shares of Common Stock have an exercise price of $2.55 per share.

On November 3, 2009, the Company completed a public offering of 2,700,000 shares of Common Stock at a public offering price of $3.00 per share, pursuant to a Registration Statement on Form S-1 declared effective by the SEC. The shares of Common Stock sold in the public offering were issued upon exercise of the New Warrants  The Company received approximately $6.9 million in gross proceeds from the exercise of all of the foregoing warrants. The number of shares of Common Stock outstanding was 17, 547,894 after this reverse stock split and public offering.

In preparing these condensed financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 16, 2009, the date the condensed financial statements were issued or are available to be issued.

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

Overview

We are engaged in the production and sale of fruit concentrate, fruit juice beverages, and other fruit related products in and from the PRC.  We export most of the fruit concentrate products we produce, which include apple, pear, and kiwifruit, via distributors to North America, Europe and the Middle East. We also sell our Hedetang branded bottled beverages domestically primarily to supermarkets in certain regions of the PRC. Because the operations of Shaanxi Tianren, which we acquired on February 26, 2008 through our acquisition of Pacific, are the only significant operations of the Company and its affiliates, the business and financial results of Pacific and the Company reflect those of Shaanxi Tianren. As a result, this discussion and analysis focuses on the business results of Shaanxi Tianren, comparing its results in the three and nine months ended September 30, 2009 with its results in the corresponding periods of 2008.

Shaanxi Tianren holds a 91.15% interest in Shaanxi Qiyiwangguo and a 100% interest in Huludao Wonder.

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

Below is the Company’s corporate structure:

*Xi’an Qinmei Food Co., Ltd., an entity that is not affiliated with the Company, owns the other 8.85% of the equity interests in Shaanxi Qiyiwangguo.

We usually produce our core products such as apple, pear, and kiwifruit concentrate from August to March of each year. The squeezing season for (i) apples is from August to January or February of the following year; (ii) pears is from July or August until April of the following year; and (iii) kiwifruit is from September through December of each year. In the first quarter of 2009, we developed and introduced a fruit vinegar beverage that tested very well in the market. We currently offer our fruit vinegar beverage for kiwifruit and mulberry fruit. Our non-concentrate products, such as fruit juice beverages, are sold and produced in all seasons. The ability to produce fruit juice beverages is important when fresh fruit is out of season and fruit concentrate cannot be produced.  Our range of products and production flexibility allow us to diversify our operational risks and supplement our revenue.  Fruit concentrate comprised 49% of revenue in the nine months ended September 30, 2009, fruit juice beverages made up 28%, fruit vinegar made up 9% and the remaining 14% of revenue consisted of sales of fresh fruit and other products.

We own and operate three manufacturing facilities in China; two facilities are located in Shaanxi Province and one facility is located in Liaoning Province. Our raw materials mainly consist of apples, pears and kiwifruit. Fresh fruit is the primary raw material needed for the production of our products. The purchase of fresh fruit represented over 51% of our production cost in fiscal 2008. China has the largest planting area of apples and kiwifruit in the world. Our kiwifruit processing facilities are located in Zhouzhi County, Shaanxi Province, which has the largest planting area of apples and kiwifruit in China. We source our pear supply from Shaanxi Province, the main pear producing province in China, which can supply enough pears to meet our production requirements. We source our apple supply mainly from Liaoning Province, China’s epicenter for high acidity apples, which can supply enough apples to meet our Liaoning factory’s production needs. Because of the seasonal nature in the growing and harvesting of fruits and vegetables, our business is seasonal and can be greatly affected by weather.

We believe that continuous investment in research and development is a key component to becoming a leader in fruit concentrate and fruit juice beverage quality. We have an internal research and development team of approximately 41 people, and we retain external experts and research institutions for additional consultation. Our research and development effort emphasizes the design and development of our processing technology with the goal of decreasing processing costs and optimizing our production capabilities.  We intend to continue to invest in research and development to respond to and anticipate customer needs.  For the nine months ended September 30, 2009 and 2008, our research and development expenses were $827,363 and $199,056, respectively.

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

On October 26, 2009, the Company approved and filed with the Florida Secretary of State's office an amendment to the Company’s Articles of Incorporation to carry out a reverse stock split of the Company's Common Stock on a two (2) for three (3) basis. The number of issued and outstanding shares has been retroactively adjusted for this reverse split, which became effective on October 29, 2009. All references to the shares of the Company's Common Stock, since inception, have been restated to reflect the stock split.

On November 3, 2009, the Company completed a public offering of 2,700,000 common shares of Common Stock at a public offering price of $3.00 per share, pursuant to a Registration Statement on Form S-1 declared effective by the SEC. The shares of Common Stock sold in the public offering were issued upon exercise of warrants issued to the Investors pursuant to an Exchange Agreement dated as of May 28, 2009.  The Company received approximately $6.9 million in gross proceeds from the exercise of all of the foregoing warrants. The number of shares of Common Stock outstanding was 17, 547,894 after this reverse stock split and public offering.

 Third Quarter Fiscal 2009 Highlights

•
Gross profit margin as a percentage of revenue decreased by 11.5% to 36.3% for the third quarter of fiscal 2009 from 47.8% for the same quarter of fiscal 2008 due to a decrease in the selling price of our products.

•
Operating expenses decreased by 30.9% to $965,828 for the third quarter of fiscal 2009 from $1,398,405 for the third quarter of fiscal 2008 primarily due to a decrease in general and administrative expenses, selling expenses and accrued liquidated damages.

•
Income from operations increased by 76.8% to $2,885,500 for the third quarter of fiscal 2009 from $1,631,942 for the same quarter of fiscal 2008 due to an increase in revenue and a decrease in operating expenses.

•
Other income increased by $321,386 for the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008, primarily due to an increase of approximately $152,994 in rental income from the rent of a freezer in Shaanxi Qiyiwangguo, and income of $167,847 from the resale of fresh vegetables from Shaanxi Tianren.

•
Net income increased $898,838, or 75.8%, to $2,083,921 for the third quarter of fiscal 2009 as compared with $1,185,083 for the third quarter of fiscal 2008 due to an increase in income from operations and other income, which was partially offset by an increase in income tax provision in the third quarter of fiscal 2009.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended September 30, 2009.  These highlights are not intended to be a full discussion of our operating results for this quarter.  These highlights should be read in conjunction with the following discussion and with our unaudited consolidated financial statements and notes thereto accompanying this Quarterly Report.

Results of Operations and Business Outlook

Our consolidated financial information for the three and nine months ended September 30, 2009 should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.

Revenues

The following table presents our consolidated net revenues for our main products for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Concentrated pear juice	$3,173,201	$3,257,801	(2.6%)	$6,673,701	$9,375,489	(28.8%)
Fresh kiwifruits	2,973,003	-	N/A	3,449,362	-	N/A
Fruit beverages	2,029,692	1,723,478	17.8%	6,469,873	4,471,240	44.7%
Concentrated apple juice and apple aroma	995,679	350,429	184.1%	2,624,904	4,636,488	(43.4%)
Concentrated kiwifruit juice and kiwifruit puree	748,218	1,014,070	(26.2%)	2,177,187	3,404,790	(36.1%)
Fruit vinegar beverages	656,986	-	N/A	2,049,814	-	N/A
Kiwifruit seeds	27,876	-	N/A	27,876	554,322	(95.0%)

Consolidated	$10,604,655	$6,345,778	67.1%	$23,472,717	$22,442,329	4.6%

Net sales for the three months ended September 30, 2009 were $10,604,655, an increase of $4,258,877 or 67.1%, when compared to the same sales period of the prior year. This increase was primarily due to an increase in sales of fresh kiwifruit, fruit beverages and fruit vinegar beverages in our Chinese market.

In July 2009, we set up a Vegetable and Fresh Fruits Division to promote the sales of fresh kiwifruit in the Chinese domestic market. Sales of fresh kiwifruit in the three months ended September 30, 2009 were $2,973,003. We did not have such sales in the same quarter of fiscal 2008.

Sales of fruit beverages increased by $306,214, or 17.8%, in the third quarter of 2009 as compared to the same period of fiscal 2008. The fruit vinegar beverages that were introduced to the Chinese market in the first quarter of 2009 also increased our sales by $656,986.  We believe that the pure juice market is a high-growth market in China because of growing personal income and an increase in health awareness.

Sales of apple related products increased by $645,250, or 184.1%, in the third quarter of 2009 as compared to the same period of fiscal 2008.  We only produced concentrated apple juice for one month in the last squeezing season in 2008 due to the lower demand for concentrated apple juices in the international market as a result of the instability of the world financial markets and their influence on the global economy. We started the production of concentrated apple juice in August 2009 and it has reached full capacity in the third quarter of 2009 as we believe the demand for apple related products has picked up in 2009.

Sales of concentrated pear juice decreased by $84,600, or 2.6%, in the third quarter of 2009 as compared to the same period of fiscal 2008, primarily due to a decrease in price of our concentrated juice products in the international market.

Sales of concentrated kiwifruit juice and kiwifruit puree decreased by $265,852, or 26.2%, in the third quarter of 2009 as compared to the same period of fiscal 2008. As demand for our kiwifruit beverages in the domestic market increased, we increased the quantity of concentrated kiwifruit juice used in the production of our beverages in the third quarter of fiscal 2009.  As a result, the quantity available for sale to third parties decreased due to the constraint of capacity.

In the three months ended September 30, 2009, we also sold kiwifruit seeds of $27,876, which is a byproduct of concentrated kiwifruit juice. Kiwifruit seeds are sold to the domestic market for use by the pharmaceutical and cosmetic industries.

Net sales for the nine months ended September 30, 2009 were $23,472,717, an increase of $1,030,388 or 4.6%, when compared to the same sales period of the prior year, primarily due to an increase in sales of our fruit beverages under our own name “Hedetang” in the Chinese market as a result of increased demands of our products in the Chinese market, partially offset by a decrease in sales of concentrated juices. We believe this decrease in net sales of concentrate juices was due to a drop in consumer spending in the international market, which was mainly affected by the international financial crisis. In the nine months ended September 30, 2009, domestic sales accounted for 82% of our revenue. As Chinese per capita fruit juice consumption is lower compared with the world’s average, and as the middle class expands and increases wealth, we believe that there is a large domestic market potential for our products.

 Gross Margin

The following table presents the consolidated gross profit margin of our main products and the consolidated gross profit margin as a percentage of related revenues for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
Gross profit margin	2009	2008		2009	2008
Concentrated pear juice	$1,189,136	$1,813,059		$2,581,822	$3,489,496
Fresh fruits	1,310,719	-		1,608,608	-
Fruit beverages	480,147	527,573		1,742,924	1,503,973
Concentrated apple juice and apple aroma	204,759	73,014		791,034	978,905
Concentrated kiwifruit juice and kiwifruit puree	341,039	616,701		954,016	1,330,881
Fruit vinegar beverages	312,278	-		1,007,982	-
Kiwifruit seeds	13,250	-		13,250	503,307
Consolidated	$3,851,328	$3,030,347		$8,699,636	$7,806,562
			%			%
			Change			Change
Gross profit margin in %
Concentrated pear juice	37.5%	55.7%	(32.7%)	38.7%	37.2%	4.0%
Fresh fruits	44.1%	-	N/A	46.6%	-	N/A
Fruit beverages	23.7%	30.6%	(22.5%)	26.9%	33.6%	(19.9%)
Concentrated apple juice and apple aroma	20.6%	20.8%	(1.0%)	30.1%	21.1%	42.7%
Concentrated kiwifruit juice and kiwifruit puree	45.6%	60.8%	(25.0%)	43.8%	39.1%	12.0%
Fruit vinegar beverages	47.5%	-	N/A	49.2%	-	N/A
Kiwifruit seeds	47.5%	-	N/A	47.5%	-	N/A
Consolidated	36.3%	47.8%	(24.1%)	37.1%	34.8%	6.6%

Overall gross margin as a percentage of revenue decreased by 24.1% for the three months ended September 30, 2009, from 47.8% to 36.3%, compared to the same period of fiscal 2008. In terms of dollar amount, gross margin in the three months ended September 30, 2009 was $3,851,328, an increase of $820,981 or 27.1%, compared to $3,030,347 in the same period of fiscal 2008, primarily due to an increase in revenue.

The decrease in gross margin as a percentage of revenue in the third quarter of fiscal 2009 was primarily due to a decrease in the selling price of concentrated juice products in the international market in the current squeezing season, which began in July of this year. Due to heavy competition in the concentrated juice market and the instability of the financial markets and their influence on the global economy, the price of concentrated juice in the international market continued to decrease in the third quarter of fiscal 2009. As a result, our gross margin decreased compared with the same period of last fiscal year.

The gross margin of fruit beverages decreased by 22.5% to 23.7% in the third quarter of fiscal 2009, from 30.6% in the same period of fiscal 2008 primarily due to a decrease in selling price of fruit beverages in the domestic market. We decreased our price to compete with similar juice products in China and promote the quantity sold.

The gross margin of fruit vinegar beverages was 47.5% in the third quarter of fiscal 2009. We did not sell any fruit vinegar beverages in the same period of fiscal 2008. As we are one of the pioneers in the fruit vinegar industry in the Chinese market, our new products enjoy a higher gross margin as a result of the lack of significant competition in the market.

Overall gross margin as a percentage of revenue increased by 6.6% for the nine months ended September 30, 2009, from 34.8% to 37.1%, compared to the same period of fiscal 2008. Gross margin in the nine months ended September 30, 2009 was $8,699,636, an increase of $893,074 or 11.4%, compared to $7,806,562 for the same period of fiscal 2008.

The increase in gross profit margin as a percentage of revenue for the nine months ended September 30, 2009 was primarily due to an increase in the gross margins of concentrated pear juice, concentrated apple juice and apple aroma and concentrated kiwifruit juice and kiwifruit puree in the last squeezing season, which was partially offset by a decrease in the gross margin of fruit beverages.

The gross profit margin of concentrated apple juice and apple aroma increased by 42.7% to 30.1% for the nine months ended September 30, 2009, as compared to 21.1% for the same period of fiscal 2008, primarily due to a lower purchase price of raw materials. Compared with the apple squeezing season in 2007, which was from August 2007 until February 2008, the purchase price of apples was much lower in 2008-09 due to extremely cold weather conditions in the winter of 2007.  This resulted in an increase in the gross margin of apple-related products in the nine months ended September 30, 2009.

The gross profit margin of concentrated pear juice was 38.7% in the nine months ended September 30, 2009, representing an increase of 4.0% as compared to the same period of fiscal 2008. The increase in the gross profit margin of concentrated pear juice was primarily due to a large decrease in the price we paid for fresh pears during their last squeezing season, which was from July 2008 until April 2009. As weather conditions at the beginning of last squeezing season were better than in 2007, there was an abundant harvest of pears. However, this increase in gross margin was partially offset by the decrease in the selling price of concentrated pear juice in the international market.

The gross profit margin of concentrated kiwifruit juice and kiwifruit puree increased by 12.0% to 43.8% for the nine months ended September 30, 2009, as compared to 39.1% for the same period of fiscal 2008. This increase was mainly due to the large decrease in the price we paid for fresh kiwifruit during the last squeezing season, which was from September until December 2008, as a result of abundant harvests of kiwifruit.

The gross profit margin of fresh kiwifruit was 46.6% for the nine months ended September 30, 2009. We did not sell any fresh kiwifruit in the same period of fiscal 2008.

The gross profit margin of our fruit beverages decreased by 19.9% for the nine months ended September 30, 2009 as compared to the same period of fiscal 2008. The decrease in the gross margin of fruit beverages was attributable to the decrease in their selling price. We lowered our selling price of fruit beverages during the approximately 30 day Chinese Lunar New Year holiday season in the first quarter as a promotion to boost sales. We did not conduct the same promotion in the same period last year.

We began selling fruit vinegar beverages in the first quarter of fiscal 2009 in the Chinese market and had a gross margin of 49.2% for fruit vinegar beverages in the nine months ended September 30, 2009.  As we are one of the pioneers in the fruit vinegar industry in the Chinese market, our new products enjoy a higher gross margin as a result of the lack of significant competition in the market.

Operating Expenses

The following table presents consolidated operating expenses as a percentage of net revenues for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited)	2009	2008	% Change	2009	2008	% Change
General and administrative	$501,831	$702,385	(28.6%)	$1,469,128	$1,409,895	$4.2%
Selling expenses	188,426	311,931	(39.6%)	563,548	808,576	(30.3%)
Research and development	275,571	175,431	57.1%	827,363	199,056	315.6%
Accrued liquidated damages	-	208,658	(100.0%)	-	208,658	(100.0%)
Consolidated	$965,828	$1,398,405	(30.9%)	$2,860,039	$2,626,185	$8.9%

As a percentage of revenue
General and administrative	4.7%	11.1%	(57.2%)	6.3%	6.3%	(0.4%)
Selling expenses	1.8%	4.9%	(63.9%)	2.4%	3.6%	(33.4%)
Research and development	2.6%	2.8%	(6.0%)	3.5%	0.9%	297.4%
Accrued liquidated damages	-	3.3%	(100.0%)	-	0.9%	(100.0%)
Consolidated	9.1%	22.0%	(58.7%)	12.2%	11.7%	4.1%

Our operating expenses consist of general and administrative, selling expenses and research and development. Operating expenses decreased by 30.9% to $965,828 and increased by 8.9% to $2,860,039 for the three and nine months ended September 30, 2009, respectively, from $1,398,405 and $2,626,185 for the corresponding periods in fiscal 2008, respectively.

The decrease in operating expenses in the third quarter of fiscal 2009 was mainly due to a decrease in general and administrative expenses, selling expenses, and accrued liquidated damages which, was partially offset by an increase in research and development expenses.

General and administrative expenses decreased by $200,554, or 28.6%, to $501,831 and increased by $59,233, or 4.2%, to $1,469,128 for the three and nine months ended September 30, 2009, respectively, from $702,385 and $1,409,895 for the same periods of fiscal 2008, respectively.  The decrease in general and administrative expenses for the three months ended September 30, 2009 was mainly due to a decrease of $236,298 in depreciation expenses in our Huludao Wonder facility. We did not produce any concentrated apple juice in the third quarter of fiscal 2008 due to the lower demand for concentrated apple juices in the international market as a result of the instability of the world financial markets and their influence on the global economy. As a result, we recorded all the depreciation expenses related with our production machinery in general and administrative expenses in the third quarter of fiscal 2008. However, in the third quarter of fiscal 2009, we saw an increase in demand for our products. Our Huludao Wonder facility reached its full capacity during the third quarter of fiscal 2009. The depreciation expenses related to our production machinery were recorded in the cost of goods sold in the third quarter of fiscal 2009. The increase in general and administrative expenses for the nine months ended September 30, 2009 was mainly due to an increase of $86,475 in legal and auditing expenses in the second quarter of fiscal 2009 compared to the same period of fiscal 2008.

Selling expenses decreased by $123,505, or 39.6%, to $188,426 and by $245,028, or 30.3%, to $563,548 for the three and nine months ended September 30, 2009, respectively, from $311,931 and $808,576 for the same periods of fiscal 2008, respectively. This was mainly due to a decrease in transportation expenses in Shaanxi Qiyiwangguo as a result of the decrease in sales of concentrated kiwifruit juice and kiwifruit puree. In addition, the sale of fresh fruits increased in the three and nine months ended September 30, 2009. As the fresh fruits are mainly sold to Shaanxi Province, where our kiwifruit processing plant is located, the freight expenses of fresh fruits are lower compared to the freight expenses related to our other products.

Research and development expenses increased by $100,140, or 57.1%, to $275,571 and by $628,307, or 315.6%, to $827,363 for the three and nine months ended September 30, 2009, respectively, from $175,431 and $199,056 for the same periods of fiscal 2008, as we entered into two contracts with an outside research institute to research and develop new products in fiscal 2008.  The term of these contracts are from August 2008 to December 2009 with a monthly payment of RMB 600,000, or $87,897, according to the exchange rate of September 30, 2009.

We accrued $208,658 in the third quarter of fiscal 2008 as liquidated damages due to the failure to meet the timetables provided for in the Registration Rights Agreement, which was reversed in the second quarter of fiscal 2009 to additional paid-in capital after our registration statement on Form S-1 was declared effective by the SEC on February 5, 2009.

Income from Operations

In the third quarter of fiscal 2009, income from operations increased by $1,253,558, or 76.8%, to $2,885,500 from $1,631,942 for the third quarter of fiscal 2008. As a percentage of net sales, income from operations was approximately 27.2% for the third quarter of fiscal 2009, an increase of 5.8% as compared to 25.7% for the same quarter of fiscal 2008. The increase in income from operations in the third quarter of fiscal 2009 was primarily due to an increase in sales and a decrease in operating expenses in the third quarter of fiscal 2009.

In the nine months ended September 30, 2009, income from operations increased by $659,220, or 12.7%, to $5,839,597 from $5,180,377 for the corresponding period in 2008. As a percentage of net sales, income from operations was approximately 24.9% for the nine months ended September 30, 2009, an increase of 7.8% as compared to 23.1% for the corresponding period in fiscal 2008. The increase in the percentage of net sales was due to an increase in gross margin, which was partially offset by an increase in operating expenses, as previously discussed.

Interest Expense

Interest expenses were $191,717 and $677,375 for the three and nine months ended September 30, 2009, respectively, a decrease of $12,018 and $52,573, respectively, as compared to the same periods of fiscal 2008. The decrease in interest expenses in the third quarter of fiscal 2009 was mainly due to a decrease in the interest rate we paid for our short term loans during fiscal 2009.

Subsidy Income

Subsidy income was $4,661 and $1,557,340 for the three and nine months ended September 30, 2009, respectively, an increase of $1,233 and $1,505,134, respectively, as compared to the same periods of fiscal 2008. The increase in subsidy income was due to an increase in government support to our Company. As we have been recognized as a High and New Technology Enterprise in Shaanxi Province for the past three years, the local government has granted us various subsidies. In the nine months ended September 30, 2009, we received subsidies of $1,557,340.  Of this amount, RMB 9 million, or $1,317,677 according to the average rate of the nine months ended September 30, 2009, was to support our kiwifruit industrialization development plan; RMB 1.6 million, or $234,254, was to support our pear processing and production; RMB 4,800, or $703, was for trademark right protection of our brand name “Hedetang”, RMB 30,000, or $4,392, was the reward for the “Famous Enterprise” in Shaanxi Province; and RMB 2,143, or $314, was the reward for the “Excellent Leading Food Enterprise” of 2007-2008 in Shaanxi Province, which was recognized by the National Food Industry.

Income Tax

Our provision for income taxes was $782,660 and $1,998,227 for the three and nine months ended September 30, 2009, respectively, compared to $214,387 and $525,585 for the corresponding periods in 2008. The increase in tax provision was due to an increase in income before income tax and an increase in the effective tax rate of Shaanxi Tianren. Shaanxi Tianren was awarded the status of a nationally recognized High and New Technology Enterprise in December 2006, which entitled Shaanxi Tianren to tax-free treatment for two years starting in January   2007. Starting in in January  2009, Shaanxi Tianren was subject to the regular tax rate of 25% according to the new tax law in China, which was effective on January 1, 2008. In December 2007, the tax rate of our indirect PRC subsidiary, Shaanxi Qiyiwangguo, was reduced from 33% to 25%, effective beginning January 2008. The tax rate of Huludao Wonder was also reduced to 25%, effective beginning January 2008. As a result, the Company’s income tax rate in the PRC is effectively 25%.

We adopted ASC Topic 740, Income Taxes, on July 1, 2007 and had no material adjustment to liabilities to unrecognized income tax benefits since its adoption.

Noncontrolling Interest

As of September 30, 2009, Shaanxi Tianren held a 91.15% interest in Shaanxi Qiyiwangguo, and Pacific held a 99% percent interest in Shaanxi Tianren. Net income attributable to noncontrolling interests was $181,292 and $471,204 for the three and nine months ended September 30, 2009, respectively, an increase of $107,833 and $214,962, respectively, compared to a noncontrolling interest in net income of $73,459 and $256,242 for the corresponding periods of fiscal 2008, respectively.  The increase in net income attributable to noncontrolling interests was mainly attributable to the increase in net income generated from Shaanxi Tianren.

Net Income

Net income was $2,083,921 and $4,996,470 for the three and nine months ended September 30, 2009, respectively, an increase of $898,838, or 75.8%, and $1,096,347, or 28.1%, compared to the corresponding periods of 2008, respectively. Such an increase was primarily due to an increase in revenue and subsidy income, but partially offset by an increase in income tax provision, as previously discussed.

Financial Condition

During the nine months ended September 30, 2009, total assets increased $4,665,837, or 7.9%, from $59,287,331 at December 31, 2008 to $63,953,168 at September 30, 2009.  The majority of the increase was in accounts receivable, other receivables, inventories and other assets, which was partially offset by a decrease in cash and property, plant and equipment.

During the nine months ended September 30, 2009, cash and cash equivalents decreased $2,953,574, or 19.3%, to $12,320,597 as compared to $15,274,171 for the fiscal year ended December 31, 2008, primarily due to the use of cash in the squeezing season starting in July 2009.

At September 30, 2009, the accounts receivable balance increased by $3,295,374 from the balance at December 31, 2008 due primarily to the increase in sales in the nine months ended September 30, 2009. The accounts receivable turnover was 155 days for the nine months ended September 30, 2009, compared with 85 days for fiscal 2008. The increase in the accounts receivable turnover was mainly due to a downturn in collection of accounts receivable in Shaanxi Tianren. We believe that the increase in such rate was due to the impact of the difficult global economic condition. If customers are not successful in generating sufficient revenue or are precluded from securing financing, they may delay payment of accounts receivable that are owed to us.

Our inventory as of September 30, 2009 was $3,768,088, reflecting an increase of $1,923,691, or 104.3%, compared to inventory at December 31, 2008. Inventory consists of raw materials, packaging materials and finished products. The increase in inventory was mainly due to an increase in raw materials and packaging materials that we purchased for the squeezing season since December 31, 2008, and an increase in the inventory of concentrated apple juice in Huludao Wonder in its squeezing season.

Other receivables at September 30, 2009 were $1,448,234, an increase of $1,150,840 from the balance at December 31, 2008. The increase in other receivables was primarily due to an increase of subsidy income receivables of $1,318,450 in the nine months ended September 30, 2009. In 2009, the Shaanxi Province government approved a plan to increase the kiwifruit plantation area in the province to 164,609 acres and increase kiwifruit production to 800,000 tons by 2015. In order to achieve this goal, the government provided subsidies to local farmers to enable them to expand the kiwifruit plantation area and to provide to leading kiwifruit processing companies, such as us, rebates on interest paid by such companies on loans payable by them. In May 2009, the related government department of Shaanxi Province approved our kiwifruit industrialization development plan, and granted a subsidy of RMB 9 million, approximately $1,318,450 according to the exchange rate of September 30, 2009, to support our plan. We expect to receive this amount in the fourth quarter of 2009.

Prepaid expenses and other current assets at September 30, 2009 were $859,620, a decrease of $227,456 from the balance at December 31, 2008. The decrease in prepaid expenses was primarily due to the increased usage of raw material of fresh fruits that were already prepaid for the squeezing season.

Property, plant and equipment decreased by $1,085,175 from $20,406,967 at December 31, 2008 to $19,321,792 at September 30, 2009. The decrease was due to the increase in the exchange rate between Chinese yuan and U.S. dollars and an increase in depreciation expenses in the ordinary course of business. Total capital expenditures were $289,945 for the nine months ended September 30, 2009.

In the second quarter of 2009, Shaanxi Tianren completed the construction on the expansion of its research and development center. This research and development center covers an area of 2,000 square meters and encompasses additional space required for research and development laboratories. The expansion is on the existing site of the factory in Jingyang County, Shaanxi Province. We capitalized RMB 8,268,416, or approximately $1,211,277, as fixed assets for this project.  The research and development center provides more space for our engineers to conduct research and development toward the goal of improving and facilitating our product line.

Shaanxi Qiyiwangguo completed the construction of an industrial waste water processing facility and renovation of an employee building in the factory of Zhouzhi County in Shaanxi Province in the third quarter of 2009. The 1,118 square meter industrial waste water processing facility will process 1,200 cubic meters of waste water per day, which will meet the increasing production demands of Shaanxi Qiyiwangguo and will improve the use of recycled waste water.  We capitalized RMB 4,641,590, or approximately $679,967, as fixed assets for this project. It is expected to operate in the fourth quarter of 2009. The newly built water processing facility in Shaanxi Qiyiwangguo will help the Company save on leasing fees and also enables the Company to increase its production capacity once it operates. Furthermore, it will be in compliance with local environmental laws.  Shaanxi Qiyiwangguo capitalized RMB 1,198,968, or approximately $175,642, as fixed assets for renovation of an employee building in the third quarter of 2009.

In the third quarter of 2009, Shaanxi Qiyiwangguo began renovation of its factory, road and office building. We capitalized $175,642 as construction in progress as of September 30, 2009. This project is expected to be complete in the fourth quarter of 2009.

Depreciation was $1,363,431 for the nine months ended September 30, 2009, compared with $1,300,679 for the same period of the prior year.  The increase in depreciation expenses was mainly due to an increase in fixed assets after September 30, 2008.

Other assets were $5,053,049 at September 30, 2009, an increase of $2,691,000 from the balance of $2,362,049 at December 31, 2008.  The increase in other assets was mainly due to an increase of $732,472 in deposits to purchase Yingkou and a prepayment of $1,486,918 to purchase certain fruit processing equipment in Shaanxi Tianren.

Liquidity and Capital Resources

As of September 30, 2009, we had cash of $12,320,597 as compared to $15,274,171 as of December 31, 2008. We believe that projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit will provide the necessary capital to meet our projected operating cash requirements for at least the next 12 months, with the exception of the acquisition in Yingkou and the expansion of our current production capacity.

Our working capital has historically been generated from our operating cash flow, advances from our customers and loans from bank facilities. Our working capital was $17,595,835 as of September 30, 2009, representing an increase of $4,163,337, or 31.0%, compared to working capital of $13,432,498 as of December 31, 2008, mainly due to an increase in accounts receivable, other receivables and inventory and a decrease in accrued expenses and income taxes payable.

The most significant sources of working capital during the nine months ended September 30, 2009 was a receivable of RMB 9 million, or $1,318,450 based on the exchange rate of September 30, 2009, of subsidy income and proceeds of $9,516,559 from short-term loan payables. The most significant use of working capital during the nine months ended September 30, 2009 was a repayment of $9,487,277 for short-term loan payables.

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

The Company plans to acquire Yingkou in the fourth quarter of fiscal 2009. The Company also plans to expand its current operations in the next two years. Planned expenditures for land and equipment are approximately $45.7 million for the next two years.

We believe that we currently have sufficient cash on hand, combined with anticipated cash receipts, to fund our business for at least the next 12 months. The capital needed for our business in the next 12 months does not include the acquisition of Yingkou or the expansion of our current production capacity.

On November 3, 2009, the Company completed a public offering of 2,700,000 shares of Common Stock at a public offering price of $3.00 per share, pursuant to a Registration Statement on Form S-1 declared effective by the SEC. The shares of Common Stock sold in the public offering were issued upon exercise of warrants issued to the Investors pursuant to an Exchange Agreement dated as of May 28, 2009.  The Company received approximately $6.9 million in gross proceeds from the exercise of all of the foregoing warrants. The Company intends to use the net proceeds to fund potential acquisitions and for general corporate purposes, including acquisitions and other expansion of its current production capacity.

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

The majority of our capital expenditures are for the expansion of our production capacity.  In the past three years, our annual capital expenditures ranged from $53,000 to $2.9 million.  We financed our capital expenditures and other operating expenses through operating cash flows and bank loans. As of September 30, 2009, the balance of short-term loans totaled RMB 77,000,000 (U.S. $11,280,068 based on the exchange rate on September 30, 2009), with interest rates ranging from 5.31% to 7.52% per annum. These loans were collateralized by land and buildings. These loans are due from October 2009 to July 2010.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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
          Dated: November 16, 2009