Form 10-Q
period 2010-03-31
SkyPeople Fruit Juice, Inc
filed 2010-05-17
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

011-86-29-88377161
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

Non-accelerated filer       ☐  (Do not check if a smaller reporting company)          Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2010
Common Stock, $0.001 par value per share Preferred Stock, $0.001 par value per share	20,170,117 shares 1,965,147 shares

SKYPEOPLE FRUIT JUICE, INC.

INDEX

		Page
	Forward-Looking Statements

Part I.	Financial Information

Item 1.	Financial Statements

	(a) Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	2

	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2010 (Unaudited) and March 31, 2009 Unaudited)	3

	(c) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 (Unaudited) and March 31, 2009 (Unaudited)	4

	(d) Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4	Controls and Procedures	25

Part II	Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Reserved	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27
Exhibits
Certifications

-i-

SKYPEOPLE FRUIT JUICE, INC.

FORWARD-LOOKING STATEMENTS

      The discussions of the business and activities of SkyPeople Fruit Juice, Inc. (together with its direct and indirect subsidiaries, “we,” “us,” “our” or “the Company”) set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding future activities and results of operations of the Company.  You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," “potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SKYPEOPLE FRUIT JUICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and equivalents	$30,042,802	$14,404,500
Accounts receivable, net of allowance of $0 and $1,130	26,356,790	27,398,821
Other receivables	145,359	222,932
Inventories	4,219,160	4,925,625
Advances to suppliers and other current assets	65,989	1,536,042
Total current assets	60,830,100	48,487,920

PROPERTY, PLANT AND EQUIPMENT, Net	25,507,480	23,855,648
LAND USAGE RIGHTS	6,515,103	6,577,834
OTHER ASSETS	2,847,730	4,740,242
TOTAL ASSETS	$95,700,413	$83,661,644

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$2,673,026	$2,684,113
Accrued expenses	3,911,851	4,368,852
Income taxes payable	1,505,985	2,592,493
Advances from customers	695,773	1,009,624
Short-term notes payable	12,276,949	5,420,531
Warrant liability	279,679	3,377,917
Total current liabilities	21,343,263	19,453,530

Commitments and contingencies
STOCKHOLDERS’ EQUITY
SkyPeople Fruit Juice, Inc. stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 2,465,147 and 3,448,480 Series B Convertible Preferred Stock issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	2,465	3,448
Common Stock, $0.001 par value; 66,666,666 shares authorized; 19,768,901 and 17,952,894 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	19,769	17,953
Additional paid-in capital	34,848,682	26,699,154
Retained earnings	31,902,924	30,237,707
Accumulated other comprehensive income	4,488,902	4,487,706
Total SkyPeople Fruit Juice, Inc. stockholders' equity	71,262,742	61,445,968
Noncontrolling interests	3,094,408	2,762,146
TOTAL EQUITY	74,357,150	64,208,114
TOTAL LIABILITIES AND EQUITY	$95,700,413	$83,661,644

See accompanying notes to condensed consolidated financial statements

SKYPEOPLE FRUIT JUICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME, UNAUDITED

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Revenue	$17,721,296	$6,671,061
Cost of Sales	10,558,248	3,746,159
Gross Profit	7,163,048	2,924,902

Operating Expenses
General and administrative expenses	766,232	411,904
Selling expenses	364,777	273,588
Research and development expenses	278,152	275,510
Total operating expenses	1,409,161	961,002

Income from Operations	5,753,887	1,963,900

Other Income (Expense)
Interest expense	(222,959)	(226,396)
Interest income	22,096	7, 316
Subsidy income	43,562	87,800
Change in fair value of warrant liability	(2,092,972)	-
Other expense	(238)	(40)
Total other expense	(2,250,511)	(131,320)

Income Before Income Taxes	3,503,376	1,832,580

Income Tax Expense	1,505,897	493,870

Net Income	1,997,479	1,338,710
Less: Net income attributable to noncontrolling interests	332,262	99,274
NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$1,665,217	$1,239,436

Earnings Per Share:
Basic earnings per share	$0.08	$0.07
Diluted earnings per share	$0.08 *	$0.07

Weighted Average Shares Outstanding:
Basic	18,341,103	14,847,789
Diluted	20,637,806	18,929,908

Comprehensive Income
Net income	$1,997,479	$1,338,710
Foreign currency translation adjustment	(29,365)	(93,425)
Comprehensive Income	$1,968,114	$1,245,285
Comprehensive income attributable to the noncontrolling interest	301,701	127,554
Comprehensive income attributable to SkyPeople Fruit Juice, Inc.	$1,666,413	$1,117,731

* The effect of change in fair value of warrant liability was not included for the computation of diluted earnings per share for the period ended as the inclusion would be anti-dilutive.

See accompanying notes to condensed consolidated financial statements

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities
Net income	$1,997,479	$1,338,710
Adjustments to reconcile net income to net cash flow provided by operating activities
Bad debt expenses	-	1,130
Depreciation and amortization	530,581	487,158
Change in fair value of warrant liability	2,092,972	-
Changes in operating assets and liabilities net of acquisition effects
Accounts receivable	1,042,371	6,580,392
Other receivables	77,572	71,292
Advances to suppliers and other current assets	1,481,491	239,570
Inventories	706,496	(470,472)
Accounts payable	(12,108)	839,339
Accrued expenses	(464,112)	710,238
Advances from customers	(313,848)	30,929
Taxes payable	(1,086,482)	(1,549,833)
Net cash provided by operating activities	6,052,412	8,278,453

Cash Flow from Investing Activities
Prepayment for other assets	(106,630)	-
Additions to property, plant and equipment	(120,043)	-
Net cash provided by investing activities	(226,673)	-

Cash Flow from Financing Activities
Proceeds from stock issuance	2,959,150	-
Proceeds from bank loans	6,855,937	-
Net cash provided by financing activities	9,815,087	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,640,826	8,278,453
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,404,500	15,274,171
Effect of Changes in Exchange Rate	(2,524)	(309,546)
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,042,802	$23.243,078
Supplemental disclosures of cash flow information:
Cash paid for interest	$222,959	$1,283,303
Cash paid for taxes	$2,592,379	$226,396
Supplementary disclosures of significant non-cash transactions:
Change in fair value of warrant liability	$(2,092,972)	$-

Note:  During the three months ended March 31, 2010, the Company transferred other assets to property, plant and equipment with a total amount of $2,026,352 (For the three months ended March 31, 2009: Nil).

                                                       See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in the significant accounting policies followed by us during the three months ended March 31, 2010.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal activities of the Company consist of production and sales of fruit concentrate, fruit juice beverages, and other fruit related products in the PRC and overseas markets.   All activities of the Company are principally conducted by subsidiaries operating in the PRC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of (i) SkyPeople Fruit Juice, Inc. (“SkyPeople”), (ii) Pacific Industry Holding Group Co., Ltd. (“Pacific”), a company incorporated under the laws of the Republic of Vanuatu and a wholly owned subsidiary of SkyPeople, (iii) Harmony MN Inc. (“HMN”), a company organized under the laws of Delaware and a wholly owned subsidiary of SkyPeople, (iv) SkyPeople Juice Group Co., Ltd., formerly known as Shaanxi Tianren Organic Food Co., Ltd. as of December 18, 2009 (“SkyPeople (China)”), a company incorporated under the laws of the People’s Republic of China (the “PRC”) and a 99% owned subsidiary of Pacific, (v) Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd. (PRC) (“Shaanxi Qiyiwangguo”), a company incorporated under the laws of the PRC and 91.15% owned subsidiary of SkyPeople (China), (vi) Huludao Wonder Fruit Co., Ltd. (“Huludao Wonder”), a company incorporated under the laws of the PRC and a wholly owned subsidiary of SkyPeople (China), and (vii) Yingkou Trusty Fruit Co., Ltd. (“Yingkou”), a company incorporated under the laws of the PRC and a wholly owned subsidiary of SkyPeople (China). All material inter-company accounts and transactions have been eliminated in consolidation.

The pooling method (entity under common control) is applied to the consolidation of Pacific with SkyPeople (China). The reverse merger accounting is applied to the consolidation of SkyPeople with Pacific.

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

Under ASC 260-10, Earnings Per Share, basic EPS excludes dilution for Common Stock equivalents and is calculated by dividing net income available to common stockholders by the weighted average number of Common Stock outstanding for the period. Our Series B Convertible Preferred Stock is a participating security. Consequently, the two-class method of income allocation is used in determining net income available to common stockholders.

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

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
NUMERATOR FOR BASIC AND DILUTED EPS
Net income	$1,665,217	$1,239,436
Net income allocated to Preferred Stock	(184,173)	(243,673)
Net income to common stockholders (Basic)	$1,481,044	$995,763

Net income	$1,665,217	$1,239,436
Change in fair value of warrant liability	-	-
Net income (numerator for Diluted EPS)	1,665,217	1,239,436

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted Average Common Stock outstanding	18,341,103	14,847,789
DENOMINATOR FOR BASIC EPS	18,341,103	14,847,789

Add: Weighted average preferred as if converted	2,279,851	3,632,320
Add: Weighted average stock warrants outstanding	16,852	449,799

DENOMINATOR FOR DILUTED EPS	20,637,806	18,929,908
EPS – Basic	$0.08	$0.07
EPS - Diluted	$ *0.08	$0.07

* The effect of change in fair value of warrant liability was not included for the computation of diluted earnings per share for the period ended as the inclusion would be anti-dilutive.

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and are reported as a component of selling expenses. The shipping and handling expenses of $343,964 and $251,180 for the three months ended March 31, 2010 and 2009, respectively, are included in sales revenues and reported as a component of selling expenses in the condensed consolidated statements of operations and comprehensive income.

Accounts Receivable

Accounts receivable and other receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. Allowance is made when collection of the full amount is no longer probable. The Company periodically evaluates its receivables for collectability based on historical experience, current economic climate, as well as recent account activities and the length of time receivables are past due, and writes off receivables when they become uncollectible.  The Company believes that its allowance for doubtful accounts was adequate as of March 31, 2010.

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

Revenue Recognition

The Company recognizes revenue upon meeting the recognition requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenue from sales of products is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers, which generally include end users and distributors, as applicable, and title has passed. Customers have no contractual right to return products. Historically, the Company has not had any returned products. Accordingly, no provision has been made for returnable goods. The Company is not required to rebate or credit a portion of the original fee if it subsequently reduces the price of its product and the customer still has rights with respect to that product.

Government Subsidies

A government subsidy is recognized only when there is reasonable assurance that the enterprise will comply with any conditions attached to the grant and the grant will be received.

The Company received government subsidies in the form of funds for research and development activities.  The government subsidies recognized were $43,562 and $87,800 for the three months ended March 31, 2010 and 2009, respectively and are included in other income.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred. The Company incurred $2,252 and $293 in advertising and promotional costs for the three months ended March 31, 2010 and 2009, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and any impairment losses. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are expensed as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Construction in progress primarily represents the renovation costs of plant, machinery and equipment.  Costs and interest on borrowings incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences.  Cost of repairs and maintenance is expensed as incurred. On November 25, 2009, the Company completed the acquisition of Yingkou. After the purchase, the Company began renovation of its facility, office building and industrial waste water processing facility. The Company capitalized $3,572,199 as construction in progress of Yingkou as of March 31, 2010. This project is expected to be completed in August of 2010, before the squeezing season of apples.

Depreciation related to property and equipment used in production is reported in cost of sales. Property, plant and equipment are depreciated over their estimated useful lives as follows:

Buildings	20-30 years
Machinery and equipment	10 years
Furniture and office equipment	5 years
Motor vehicles	5 years

Depreciation expense included in general and administration expenses for the three months ended March 31, 2010 and 2009 were $40,235 and $80,969, respectively. Depreciation expense included in cost of sales for the three months ended March 31, 2010 and 2009 were $427,522 and $364,438, respectively.

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

Other comprehensive income for the three months ended March 31, 2010 and 2009 represented foreign currency translation adjustments and were included in the condensed consolidated statements of operations and comprehensive income.

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

The Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN48), which is codified as ASC 740. ASC 740 provides guidance for recognizing and measuring uncertain tax positions, and it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. ASC 740 also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions.

Restrictions on Transfer of Assets out of the PRC

Dividend payments by PRC subsidiaries are limited by certain statutory regulations in the PRC. No dividends may be paid by PRC subsidiaries without first receiving prior approval from the State Administration of Foreign Exchange. Dividend payments are restricted to 85% of profits, after tax.

Research and Development

Research and development costs are expensed when incurred and are included in operating expenses.  The expenses were $278,152 and $275,510 for the three months ended March 31, 2010 and 2009, respectively.

New Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, the amendments in the ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material impact on the Company’s financial statements.

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

3.           ACQUISITION OF YINGKOU

On November 25, 2009, the Company completed the acquisition of Yingkou Trusty Fruits Co., Ltd. (“Yingkou”), an apple concentrate producer, pursuant to the Stock Purchase Agreement that SkyPeople (China) entered with Xi’an Dehao Investment & Consulting Co., Ltd. on November 18, 2009. Yingkou was in the process of completing the construction of its production facility at the time of the acquisition and is expected to commence production in August of 2010. The Company believed that acquiring an apple concentrate production business would enhance the Company’s future growth opportunities and develop additional market share in the fruit juice business in the PRC. The net cash purchase price was RMB 22,700,000 or approximately $3,323,913.  In accordance with ASC Topic 805, Business Combinations, we allocated the purchase price to tangible assets and intangible assets of Yingkou based on their estimated fair value.  We estimated that the book value of the fixed assets acquired approximated the fair value of similar assets available on the market based on the information management received, as they are newly constructed.  Accordingly, we allocated $1,880,046 to various items of current assets and $4,840,218 to fixed assets acquired.  The excess purchase price over the fair value of net assets acquired, which was $266,499, was attributable to an identifiable intangible asset, the land usage right, based on estimates and assumptions determined by management. The economic life of this land usage right was approximately 50 years and the land usage right will be amortized over 50 years on the straight-line basis.  No goodwill was recognized.

The following table summarizes the fair value of Yingkou’s assets and liabilities acquired as of November 25, 2009:

ASSETS
Cash	$3,420
Prepaid expenses and other current assets	1,505,498
Other receivables	362,441
Inventory	12,107
Fixed assets	4,840,218
Intangible asset	350,283
Other assets	54,406
TOTAL ASSETS	$7,128,373

LIABILITIES
Accounts payable	$97,066
Accrued expenses	9,399
Other payables	3,697,995
TOTAL LIABILITIES	$3,804,460

NET ASSETS	$3,323,913

Yingkou is expected to commence production in August of 2010.

4.          INVENTORIES

 Inventories by major categories are summarized as follows:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Raw materials and packaging	$1,104,668	$746,763
Finished goods	3,114,492	4,178,862
Inventories	$4,219,160	$4,925,625

5.           PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

	March 31, 2010	December 31, 2009
	(unaudited)
Machinery and equipment	$15,350,307	$14,793,155
Furniture and office equipment	239,189	237,443
Motor vehicles	260,816	260,812
Buildings	13,472,352	11,882,442
Construction in progress	3,572,199	3,601,296
Subtotal	32,894,863	30,775,148
Less: accumulated depreciation	(7,387,383)	(6,919,500)
Net property and equipment	$25,507,480	$23,855,648

There were no impairment provisions made at March 31, 2010 and December 31, 2009. On November 25, 2009, the Company completed the acquisition of Yingkou. After the purchase, the Company began renovation of its facility, office building and industrial waste water processing facility. The Company capitalized $3,572,199 as construction in progress from Yingkou as of March 31, 2010. This project is expected to be complete in August of 2010, before the squeezing season of apples.

6.           LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Accordingly, the Company paid in advance for land use rights. Prepaid land use rights are being amortized and recorded as lease expenses using the straight-line method over the use terms of the lease, which were 40 to 50 years. The amortization expense was $62,824 and $41,751 for the three months ended March 31, 2010 and 2009, respectively.

7.           INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three months ended March 31, 2010 and March 31, 2009. The applicable income tax rate for the Company for each of the three months ended March 31, 2010 and 2009 was 34%.

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules imposed a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign-invested enterprises in the PRC, unless they qualify under certain limited exceptions. In December 2006, SkyPeople (China) was awarded the status of a nationally recognized High and New Technology Enterprise, which entitled SkyPeople (China) to tax-free treatment from January 2007 to December 2008. As such, starting from January 1, 2009, three of the Company’s subsidiaries in the PRC, including SkyPeople (China), Shannxi Qiywangguo and Huludao Wonder, are subject to an enterprise income tax rate of 25%. Yingkou Trusty has not yet commenced operating activities and as such was not subject to income taxes in the three months ended March 31, 2010 and in 2009.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, Income Taxes. The income tax expense was $1,505,897 and $493,870 for the three months ended March 31, 2010 and March 31, 2009, respectively. The Company had recorded no deferred tax assets or liabilities as of March 31, 2010 and 2009, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Income Tax Expenses
Current	$1,505,897	$493,870
Deferred	—	—
Total	$1,505,897	$493,870

The effective income tax expenses differed from the PRC statutory income tax rate of 25% from continuing operations in the PRC are as follows:

	Three Months Ended March 31,
	2010	2009
Statutory income tax rate	25%	25%
Permanent items	2%	2%
Effective income tax rate	27%	27%

8.           NOTES PAYABLE

As of March 31, 2010 the balance of the short-term loans totaled RMB 83,800,000 ($12,276,949 based on the exchange rate on March 31, 2010), with interest rates ranging from 4.86% to 9.03% per annum. These loans were collateralized by land and buildings and will be due from June 2010 to February 2011.

9.           WARRANTS

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

The Company issued 4,666,667 warrants pursuant to the Stock Purchase Agreement dated February 26, 2008 with certain reset exercise price provisions. The reset provisions were recorded at their relative fair values at issuance and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense). These warrants will continue to be reported as a liability until such time when they are exercised or expire. The fair value of these warrants is estimated using the Monte-Carlo simulation methods.

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

During the three months ended March 31, 2010, certain holders of warrants exercised warrants to purchase 1,160,450 shares of Common Stock. As of March 31, 2010, the fair value of the remaining 67,883 warrants was determined to be $279,679; and accordingly the Company recorded $2,092,972 in other expense relating to the change in the fair value of the warrants. The fair value of the warrants upon exercise on March 31, 2010 of $5,191,210 was credited against additional paid in capital.

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

Level 3 - Unobservable input that is supported by little or no market activity and that is significant to the fair value of the assets or liabilities.

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

As of March 31, 2010, the Company held warrant liability that is required to be measured at fair value on a recurring basis, including the Warrants issued in February 2008. The fair value of the Warrants was determined using the following input in accordance with ASC 820 at March 31, 2010:

	Fair Value Measurements as at March 31, 2010
	Balance at March 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Input (Level 3)
Warrant liability	$279,679	$-	$-	$279,679

The following table presents a reconciliation of the warrant liabilities measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2010 to March 31, 2010:

Warrant liabilities
Balance at January 1, 2010	$3,377,917
Exercise of warrants in the three months ended March 31, 2010	(5,191,210)
Change in fair value included in earnings	2,092,972
Balance at March 31, 2010	$279,679

The warrant liability is revalued at the end of each reporting period and the resulting difference is included in the results of operations. For the three months ended March 31, 2010, the net adjustment to fair value resulted in a loss of $2.1 million and is included in “Changes in the fair value of warrant liability” on the accompanying condensed consolidated statement of operations.

10.           COMMON STOCK

As of March 31, 2010, the Company had 19,768,901 shares of Common Stock issued and outstanding and 2,465,147 shares of Series B Convertible Preferred Stock issued and outstanding. As of March 31, 2010, the Company had outstanding warrants to purchase 167,883 shares of Common Stock. Assuming all warrants to purchase 167,883 shares of Common Stock with an exercise price of $2.55 per share are exercised and all shares of Series B Convertible Preferred Stock are converted, the total number of shares of Common Stock to be issued and outstanding will be 21,580,216.

During the three months ended March 31, 2010, holders of our warrants exercised warrants to purchase 1,160,451 shares of Common Stock, for which the Company received approximately $3.0 million in gross proceeds, and holders of our Series B Convertible Preferred Stock converted 983,333 shares of Series B Convertible Preferred Stock into 655,556 shares of Common Stock.

11.           COMMITMENTS AND CONTINGENCIES

The following contractual obligations servicing table describes the Company’s overall future cash obligations based on various current contracts in the next five years:

	Payments Due by Period (at March 31, 2010)
		Less than	1 - 3	After
	Total	1 Year	Years	3 Years
Short-term Notes Payable	$12,276,949	$12,276,949	$-	$-
Interest on Notes Payable	486,927	486,927	-	-
Contract with Shaanxi Normal University*	791,100	791,100	-	-
Construction in Progress	1,054,815	1,054,815	-	-
Acquisition of Plant and Machinery	1,325,240	1,325,240	-	-
Total	$15,935,031	$15,935,031	$-	$-

*The Company has two research and development contracts with Shaanxi Normal University to develop new products. These two contracts are from August 2008 to December 2010, with a monthly payment of RMB 600,000, or $87,900.

As of March 31, 2010, the Company did not have any non-cancelable operating agreements or purchase obligations.

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

12.           SUBSEQUENT EVENTS

On April 13, 2010, holders of our warrants exercised warrants to purchase 67,883 shares of Common Stock, for which the Company received approximately $173,102 in gross proceeds.  In addition, on April 19, 2010, holders of our Series B Convertible Preferred Stock converted 500,000 shares of Series B Convertible Preferred Stock into 333,333 shares of Common Stock.

Since April 20, 2010, the Company’s Common Stock has been traded on the NASDAQ Global Market under the symbol "SPU."

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, and with the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed in this report and under the heading “Risk Factors” in our most recent Annual Report on Form 10-K.

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

Our fruit juice concentrates include apple, pear and kiwifruit concentrates. We sell our fruit juice concentrates to domestic customers, which generally include end users and, currently, one distributor in Beijing, and export directly or via distributors.  Since we sell to distributors in the PRC and therefore are not certain exactly where our exported fruit juice concentrated products are ultimately sold, we estimate that our main export markets are the United States, the European Union, South Korea, Russia and the Middle East.  We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC.  We sell our other fruit related products to domestic customers.   Sales of our fruit concentrates, fruit beverages and other fruit related products represented approximately 64%, 16%, and 20% of our revenue, respectively, for the three months ended March 31, 2010, compared to approximately 66%, 27% and 7%, respectively, for the same period of 2009.  For the three months ended March 31, 2010, our total sales reached $17,721,296, an increase of $11,050,235, or 165.6%, compared to $6,671,061 for the same period of 2009.

Specialty fruit juices, or small breed fruit juice, are juices squeezed from fruits that are grown in relatively small quantities such as kiwifruit juice, mulberry juice, and pomegranate juice, and juices with small output due to various factors including technical challenges in the production process even though the fruits from which the juices are made are grown in large quantities and commonly available, such as pear. Currently, our specialty juice beverage offering includes kiwifruit juice and mulberry juice. In May 2010, we signed a supplier agreement with Xi'an Boai Pharmaceutical Corporation Limited ("Boai") to supply a new specialty fruit concentrate, turnjujube, for use in Boai's production of Chinese medicines.

We operate three manufacturing factories and are constructing a fourth factory in the PRC. Two of these factories are located in Shaanxi Province and the other two are located in Liaoning Province.  All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods.  To take advantage of economies of scale and to enhance our production efficiency, each of our manufacturing facilities has a focus on producing single fruit based concentrates and beverages according to the proximity of such manufacturing facility to the supply center of that fruit. Our kiwifruit processing facilities are located in Zhouzhi County, Shaanxi Province, which has the largest planting area of apples and kiwifruit in China. Our pear processing facility is also located in Shaanxi Province, which is the main pear producing province in China. We have two apple processing facilities in Liaoning Province, a region that abounds with high acidity apples.  We believe that these regions will provide adequate supply of raw materials for our production needs in the foreseeable future.

Our business is highly seasonal and can be greatly affected by weather because of the seasonal nature in the growing and harvesting of fruits and vegetables.  Our core products are apple, pear and kiwifruit juice concentrates, which are produced from July or August to April of the following year.  The squeezing season for (i) apples is from August to January or February; (ii) pears is from July or August until April of next year; and (iii) kiwifruit is from September through December.  Typically, a substantial portion of our revenues is earned during our first and fourth quarters.  To minimize the seasonality of our business, we make continued efforts to identify new products with harvesting seasons complementary to our current product mix, such as pomegranate and persimmon.  Our goal is to lengthen our squeezing season, thus increasing our annual production of fruit juice concentrates and fruit beverages.  In the first quarter of 2009, we introduced our Hedetang branded mulberry and kiwifruit cider beverages in the Chinese market.  Unlike fruit juice concentrates, which can only be produced during the squeezing season, such fruit beverages are made out of fruit juice concentrates and can be produced and sold in all seasons.

We currently market our Hedetang brand fruit beverages in only certain regions of the PRC.  We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In January 2010, we engaged a beverage distributor in Beijing to focus on the sales and marketing of our fruit juice and fruit cider beverages to food and beverage wholesalers and retailers in the Beijing area. In the three months ended March 31, 2010, we generated revenue of approximately $0.6 million, or 3.4% of our total revenue, from the sales of beverages in the Beijing area, compared to nil in the same period of 2009.

Fresh fruits are the primary raw materials needed for the production of our products. We purchase raw materials from local markets and fruit growers that deliver directly to our plants.  We have implemented a fruit purchasing program in areas surrounding our factories.  In addition, we organize purchasing centers in rich fruit production areas, helping farmers deliver fruit to our purchasing agents easily and in a timely manner.  We are then able to deliver the fruit directly to our factory for production.  We have also assisted local farmers in their development of kiwifruit fields to help ensure a high quality product throughout the production channel.  Our raw material supply chain is highly fragmented and raw fruit prices are highly volatile in China.   In addition to raw materials, we purchase various ingredients and packaging materials such as sweeteners, glass and plastic bottles, cans and packing barrels. We generally purchase our materials or supplies from multiple suppliers.  We are not materially dependent on any one supplier or group of suppliers.

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverage quality.  As of March 31, 2010, we had an internal research and development team of approximately 41 people, and we retain one research institution for additional consultation.  Our research and development effort emphasizes the design and development of our processing technology with the goal of decreasing processing costs, optimizing our production capabilities and maintaining product quality.  We intend to continue to invest in research and development to respond to and anticipate customer needs.  Our research and development expenses were $278,152 and $275,510, respectively, for the three months ended March 31, 2010 and 2009, respectively.

First Quarter of Fiscal 2010 Highlights

•	Revenue increased to $17.7 million for the first quarter of fiscal 2010, an increase of $11.1 million or 165.6%, compared to $6.7 million for the first quarter of 2009.
•	Gross profit margin decreased by 7.8% to 40.4% for the first quarter of fiscal 2010 from 43.8% for the same quarter of fiscal 2009.
•	Operating expenses as a percentage of revenue decreased by 44.4% to 8.0% for the first quarter of fiscal 2010 from 14.4% for the same quarter of fiscal 2009 primarily due to the increase in revenue.
•	Income from operations increased by $3.8 million, or 190.0%, to $5.8 million for the first quarter of fiscal 2010 from $2.0 million for the same quarter of fiscal 2009 due to the increase in revenue.
•
Net income attributable to the Company increased $426 thousands, or 34.4%, to $1.7 million for the first quarter of fiscal 2010 (including other expense from change in fair value of warrant liability of $2,092,972) as compared with $1.2 million for the same quarter of fiscal 2009.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended March 31, 2010.  These highlights are not intended to be a full discussion of our operating results for this quarter.  These highlights should be read in conjunction with the following discussion and with our unaudited consolidated financial statements and notes thereto accompanying this Quarterly Report.

Recent Developments

In January 2010, we engaged a beverage distributor in Beijing to focus on the sales and marketing of our fruit beverages to food and beverage wholesalers and retailers in the Beijing area. Our revenue in the Beijing area was approximately $0.6 million, or 3.4% of our total revenue, for the first quarter of 2010.

In May 2010, we signed a supplier agreement with Xi'an Boai Pharmaceutical Corporation Limited ("Boai") to supply a new specialty fruit concentrate, turnjujube, for use in Boai's production of Chinese medicines. Under the supply agreement, SkyPeople will supply Boai with 150 metric tons of turnjujube concentrate valued at approximately $2.2 million in aggregate for use in the production of select Chinese medicines manufactured by Boai.

Results of Operations and Business Outlook

Revenues

The following table presents our consolidated revenues for our main products for the three months ended March 31, 2010 and 2009, respectively, (in thousands):

	Three Months Ended March 31,
	2010	2009	% Change
	(Unaudited)	(Unaudited)
Concentrated apple juice and apple aroma	$4,483	$317	1,314.2%
Concentrated pear juice	4,169	2,658	56.8%
Concentrated kiwifruit juice and kiwifruit puree	2,661	1,428	86.3%
Fresh kiwifruit	3,568	476	649.6%
Fruit juice beverages	2,325	1,443	61.1%
Fruit cider beverages	516	349	47.9%
Consolidated	$17,722	$6,671	165.7%

Revenue for the three months ended March 31, 2010 was $17.7 million, an increase of $11.1 million, or 165.7%, when compared to $6.7 million for the same sales period of the prior year. This increase was primarily due to an increase in sales of concentrated apple juice and apple aroma and fresh kiwifruit.

Sales from apple related products increased $4.2 million, or 1,314.2%, to $4.5 million for the three months ended March 31, 2010, compared to $0.3 million for the same period of 2009, primarily due to price recovery and an increase in demand for concentrated apple juice in the international market in the current squeezing season of apples.  In terms of sales volume, we sold approximately 5,155 tons of concentrated apple juice in the first quarter of 2010, compared with approximately 372 tons in the same period of 2009. In last apple squeezing season, which is from August 2008 to March 2009, we only produced apple-related products for approximately 30 days due to a large decrease in the prices for apple-related products in that period caused by lower demand of concentrated apple juice in the international market, which we believed was the result of the instability of the world financial markets and its negative impact on the global economy.

In July 2009, we set up a Vegetable and Fresh Fruits Division to promote the sales of fresh kiwifruit in the Chinese domestic market. This helped increase sales of fresh kiwifruits by $3.1 million, or 649.6%, to $3.6 million for the three months ended March 31, 2010, as compared to $0.5 million for the same period of 2009.

Sales from concentrated kiwifruit juice and kiwifruit puree increased by $1.3 million, or 86.3%, to $2.7 million for the first quarter of 2010, compared to $1.4 million for the same period of 2009, primarily due to an increase in sales volume.  We believe that the increase was due to the increase in market recognition of our products in both the international and PRC markets and an increase in the market demand for small breed fruit products.  Due to their nutritional advantages and unique image and taste, the consumption of small breed fruits, such as kiwifruit and mulberry, and their processed products are on the rise worldwide.

Sales of concentrated pear juice increased to $4.2 million in the first quarter of 2010, an increase of $1.5 million or 56.8%, from $2.7 million in the same quarter of 2009, primarily due to an increase in demand for our concentrated pear juice coupled with an increase in price in the international market. In terms of sales volume, we sold approximately 4,930 tons of concentrated pear juice in the first quarter of 2010, compared with approximately 3,652 tons in the same period of 2009.

Revenue from our fruit juice beverages, which are sold in the PRC increased to $2.3 million, an increase of $0.9 million or 61.1%, compared to $1.4 million for the same period of fiscal 2009, primarily due to our enhanced marketing efforts and an increase in market demand for fruit juice beverages in the PRC. Historically, we had only sold our fruit beverages regionally in Shaanxi Province and other nearby cities near it in the PRC.

One of our strategies is to broaden the geographic presence of our brand-named fruit beverages and expand production and sales of higher margin fruit beverages in the PRC. On January 7, 2010, we engaged a beverage distributor in Beijing to focus on the sales and marketing of our fruit beverages to food and beverage wholesalers and retailers in the Beijing area. Our revenue in the Beijing area was approximately $0.6 million, or 3.4% of our total revenue, for the first quarter of 2010, up from April in 2009. As Chinese per capita fruit juice consumption is lower compared with the world’s average, and as China's middle class expands and increases its wealth, we believe that there is a significant domestic market potential for our fruit juice beverages.

Gross Profit and Gross Profit Margin

The following table presents the consolidated gross profit of our main products and the consolidated gross profit margin as for the three months ended March 31, 2010 and 2009, respectively (in thousands):

	Three Months Ended March 31,
Gross profit	2010	2009	% Change
	(Unaudited)	(Unaudited)
Concentrated apple juice and apple aroma	$875	$108	710.2%
Concentrated pear juice	1,617	1,276	26.7%
Concentrated kiwifruit juice and kiwifruit puree	1,730	740	133.8%
Fresh kiwifruit	1,883	298	531.9%
Fruit juice beverages	782	329	137.7%
Fruit cider beverages	276	174	58.6%
Consolidated	$7,163	$2,925	144.9%

			% Change
Gross profit margin
Concentrated apple juice and apple aroma	19.5%	34.1%	(42.8)%
Concentrated pear juice	38.8%	48.0%	(19.2)%
Concentrated kiwifruit juice and kiwifruit puree	65.0%	51.8%	25.5%
Fresh kiwifruit	52.8%	62.6%	(15.7)%
Fruit juice beverages	33.6%	22.8%	47.4%
Fruit cider beverages	53.5%	49.9%	7.2%
Consolidated	40.4%	43.8%	(7.8)%

Gross profit for the three months ended March 31, 2010 was $7.2 million, an increase of $4.2 million or 144.9%, compared to $2.9 million for the same period of 2009, primarily due to the significant increase in revenue. Gross margin decreased to 40.4%, a decrease of 7.8% from 43.8% for the three months ended March 31, 2010.

The decrease in gross profit margin in the three months ended March 31, 2010 when compared to the same period of 2009, was primarily due to (i) an increase in revenue from concentrated apple juice, which has a lower margin compared with our other fruit juice concentrates, and (ii) a decrease in the gross margin of concentrated apple juice and apple aroma, concentrated pear juice and fresh fruits, which was partially offset by an increase in the gross margin of concentrated kiwifruit juice and kiwifruit puree and fruit beverages.

The gross profit margin of concentrated apple juice and apple aroma decreased by 42.8% to 19.5% for the three months ended March 31, 2010, as compared to 34.1% for the same period of 2009, primarily due to an increase in the price of fresh apples, which was partially offset by an increase in the selling price of concentrated apple juice and apple aroma in the international market. We only produced concentrated apple juice and apple aroma for one month in the last squeezing season from August 2008 to March 2009 for apples when the price of fresh apples was lower in the Chinese market, as we saw a decrease in the demand for concentrated apple juice in the international market at that time.

The gross profit margin of concentrated pear juice was 38.8% for the three months ended March 31, 2010, representing a decrease of 19.2% as compared to the same period of 2009. The decrease in the gross profit margin of concentrated pear juice was primarily due to an increase decrease in the general price of fresh pears during the first quarter of 2010, as compared to prices in the same period of 2009, as a result of abundant harvests that were not repeated during the same period of 2010, which was partially offset by an increase in the selling price of concentrated pear juice in the first quarter of 2010.

The gross profit margin of fresh kiwifruit decreased by 15.6% for the three months ended March 31, 2010 as compared to the same period of 2009, primarily due to an increase in the price we paid for higher quality fruit that we sold in the domestic PRC market.

The gross profit margin of concentrated kiwifruit juice and kiwifruit puree increased by 25.5% to 65.0% for the three months ended March 31, 2010, as compared to 51.8% for the same period of 2009. This increase was mainly due to the large decrease in the general price of fresh kiwifruit in the first quarter of 2010. Generally, we do not process fresh kiwifruit in the first quarter because of the shortage in raw material. However, because of the abundant output of fresh kiwifruit this year, we were able to purchase fresh kiwifruit at lower prices and process it in the first quarter of 2010.

The gross margin of our fruit beverages increased to 33.6%, an increase of 47.4%, for the three months ended March 31, 2010 from 22.8% for the same period of 2009, primarily due to an increase in the price of our fruit beverages in the Chinese market. In addition, the gross margin of our fruit beverages, which use concentrate and fruit puree as raw material, will also increase as the gross margin of our concentrated kiwifruit juice and kiwifruit puree increases.

The gross margin of our fruit cider beverages was 53.5% for the three months ended March 31, 2010, an increase of 7.2% as compared to 49.9% for the same period of 2009.  As we are one of the pioneers in the fruit cider industry in the Chinese market, our new products enjoy a higher gross margin as a result of the current lack of significant competition.

Operating Expenses

The following table presents consolidated operating expenses (in thousands) and operating expenses as a percentage of revenue for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009	% Change
	(Unaudited)	(Unaudited)
General and administrative	$766	$412	85.9%
Selling expenses	365	274	33.2%
Research and development	278	275	1.1%
Total operating expenses	$1,409	$961	46.6%

As a percentage of revenue
General and administrative	4.3%	6.2%	(30.6)%
Selling expenses	2.1%	4.1%	(48.8)%
Research and development	1.6%	4.1%	(61.0)%
Total operating expenses	8.0%	14.4%	(44.4)%

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses.  Operating expenses increased to $1.4 million for three months ended March 31, 2010, an increase of 46.6%, from $1.0 million for the same period of 2009.

General and administrative expenses increased to $766,232 for the three months ended March 31, 2010, an increase of 86.0%, from $411,904 for the same period of 2009.  The increase in general and administrative expenses was mainly due to an increase in payroll and related expenses in SkyPeople (China) as a result of higher employee headcount and legal and auditing expenses in the first quarter of 2010 as compared to the same period of the prior year.

Selling expenses increased to $364,777 for the three months ended March 31, 2010, an increase of 33.2% from $273,588 for the same period of 2009.  This was mainly due to an increase in freight and transportation expenses as a result of an increase in sales.

Income from Operations

Income from operations increased to $5.8 million, an increase of 190.0% for the three month ended March 31, 2010 from $2.0 million for the same period of 2009.  As a percentage of revenue, income from operations was approximately 32.5% for the three months ended March 31, 2010 compared to 29.4% for the same period of 2009.  The increase in income from operations was mainly due to the increase in revenue.

Other Income (Expense), Net

Other expense, net was $2,250,511 for the three months ended March 31, 2010, an increase of $2,119,191 as compared to other expense, net of $131,320 for 2009, primarily due to an increase in other expense from the change in fair value of warranty liability.

Subsidy income decreased to $43,562, a decrease of $44,238, or 50.4%, compared to $87,800 as compared to the first quarter of 2009. The subsidy income was for the rebates on the export to foreign countries in the first quarter of 2010.

Income Tax

Our provision for income taxes was $1.5 million for the three months ended March 31, 2010, an increase of $1.0 million or 204.9%, from $493,870 for the same period of 2009.   The increase in tax provision was due to an increase in income before taxes.  Our effective tax rate was 27% for the three months ended March 31, 2010 and 2009.

We adopted ASC Topic 740, Income Taxes, on July 1, 2007 and have had no material adjustment to liabilities to unrecognized income tax benefits since its adoption.

Noncontrolling Interest

As of March 31, 2010, SkyPeople (China) held a 91.15% interest in Qiyiwangguo and Pacific held a 99% interest in SkyPeople (China).  Net income attributable to noncontrolling interests, which is deducted from our net income, was $332,262 for the three months ended March 31, 2010 compared to $99,274 for the same period of 2009.  The increase in the net income attributable to noncontrolling interests was mainly due to the increase in the net income generated by SkyPeople (China).

Net Income

Net income attributable to the Company was $1.7 million for the three months ended March 31, 2010, an increase of $426 thousands, or 34.4%, from $1.2 million for the same period of 2009 due to the factors described above.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $30.0 million, an increase of $15.6 million or 108.3%, from $14.4 million as of December 31, 2009. We believe that projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit will provide the necessary capital to meet our projected operating cash requirements for at least the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity.

Our working capital has historically been generated from our operating cash flow, advances from our customers and loans from bank facilities.  Our working capital was $39.5 million as of March 31, 2010, an increase of $10.8 million or 37.2%, compared to working capital of $29.0 million as of December 31, 2009, mainly due to an increase in cash and a decrease in income tax payables. The most significant sources of increase in working capital for the three months ended March 31, 2010 were $6.1 million from operating activities, proceeds of $3.0 million from the issue of 1,160,451 shares of our Common Stock from the exercise of warrants and $6.9 million from new short term loans. The most significant use of working capital during the three months ended March 31, 2010 was the payment of income tax of $2.6 million.

For our long term planned expenditures for equipment and land, we will likely need to seek additional debt or equity financing.  We believe that any such financing could come in the form of debt or the issuance of our common stock in a private placement or public offering.   However, there are no assurances that such financing will be available on terms acceptable to us, if at all.  To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

The majority of our capital expenditures are for the expansion of our production capacity.  In the past two years, our annual capital expenditures ranged from $3.9 million to $4.9 million.  We financed our capital expenditures and other operating expenses through operating cash flows and bank loans.  As of March 31, 2010, the balance of short term loans totaled RMB 83.8 million, or $12.3 million based on the exchange rate of March 31, 2010, with interest rates ranging from 4.86% to 9.03% per annum. These loans were collateralized by land usage rights and buildings and will be due from June 2010 to February 2011.

We expect to expend approximately $60 million on capital improvements and the acquisition or license of technology or other companies in 2010 and 2011.  We plan to improve and expand our Huludao and Qiyiwangguo facilities. We currently expect such improvements to include the set up of a 50-ton/hour concentrated apple juice production line, a 10-ton/hour concentrated pomegranate production line, one fructose production line and two fruit beverage production lines.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

The details of the critical accounting policies relevant to the Company are set out in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Recent Accounting Pronouncements

See Note 2 of the March 31, 2010 Condensed Consolidated Financial Statements. Other new pronouncements issued but not yet effective until after March 31, 2010 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the three months ended March 31, 2010.

Changes in Internal Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

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
                Dated: May 17, 2010