Form 10-Q
period 2010-06-30
SkyPeople Fruit Juice, Inc
filed 2010-08-16
CIK 1066923

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2010
Common Stock, $0.001 par value per share Preferred Stock, $0.001 par value per share	20,410,117 shares 1,605,147 shares

SKYPEOPLE FRUIT JUICE, INC.

INDEX
		Page

	Forward-Looking Statements	1

Part I.	Financial Information

Item 1.	Financial Statements	2

	(a) Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (Unaudited)	2

	(b) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended June 30, 2010 and 2009 (Unaudited)	3

	(c) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	4

	(d) Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

Part II	Other Information

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Removed and Reserved	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SKYPEOPLE FRUIT JUICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2010 AND DECEMBER 31, 2009 (UNAUDITED)

	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,611,597	$14,404,500
Accounts receivable, net of allowance of $43,231 and $42,950	24,286,492	27,398,821
Other receivables	2,660,383	222,932
Inventories	2,607,909	4,925,625
Advances to suppliers and other current assets	1,786,334	1,536,042
Total current assets	57,952,715	48,487,920

PROPERTY, PLANT AND EQUIPMENT, Net	25,735,812	23,855,648
LAND USAGE RIGHTS	6,494,424	6,577,834
OTHER ASSETS	9,673,075	4,740,242
TOTAL ASSETS	$99,856,026	$83,661,644

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$1,861,073	$2,684,113
Accrued expenses	3,527,196	4,368,852
Income taxes payable	1,419,742	2,592,493
Advances from customers	576,249	1,009,624
Short-term loan	11,811,546	5,420,531
Short-term notes payable	202,418	-
Warrant liability	-	3,377,917
Total current liabilities	19,398,224	19,453,530

Commitments and contingencies
STOCKHOLDERS’ EQUITY
SkyPeople Fruit Juice, Inc. stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 1,605,147 and 3,448,480 Series B Convertible Preferred Stock issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,605	3,448
Common Stock, $0.001 par value; 66,666,666 shares authorized; 20,410,117 and 17,952,894 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	20,410	17,953
Additional paid-in capital	35,312,540	26,699,154
Retained earnings	36,666,136	30,237,707
Accumulated other comprehensive income	5,017,239	4,487,706
Total SkyPeople Fruit Juice, Inc. stockholders' equity	77,017,930	61,445,968
Noncontrolling interests	3,439,872	2,762,146
TOTAL EQUITY	80,457,802	64,208,114
TOTAL LIABILITIES AND EQUITY	$99,856,026	$83,661,644

See accompanying notes to condensed consolidated financial statements

SKYPEOPLE FRUIT JUICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenue	$13,396,783	$6,197,001	$31,118,079	$12,868,062
Cost of Sales	7,039,098	4,273,595	17,597,346	8,019,754
Gross Profit	6,357,685	1,923,406	13,520,733	4,848,308

Operating Expenses
General and administrative	848,107	555,393	1,614,339	967,297
Selling expenses	214,101	101,534	578,878	375,122
Research and development expenses	267,181	276,282	545,333	551,792
Total operating expenses	1,329,389	933,209	2,738,550	1,894,211

Income from Operations	5,028,296	990,197	10,782,183	2,954,097

Other Income (Expense)
Interest expense	(216,957)	(259,262)	(439,916)	(485,658)
Interest income	24,657	31,717	46,753	39,033
Subsidy income	2,204,843	1,464,879	2,248,405	1,552,679
Other income	1,672	357,917	1,434	357,877
Change in fair value of warrant liabilities	(10,860)	-	(2,103,832)	-
Total other income (expense)	2,003,355	1,595,251	(247,156)	1,463,931

Income Before Income Taxes	7,031,651	2,585,448	10,535,027	4,418,028

Income Tax Expenses	1,922,974	721,697	3,428,871	1,215,567

Net Income	5,108,677	1,863,751	7,106,156	3,202,461

Less: Net income attributable to noncontrolling interests	345,465	190,638	677,727	289,912

NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$4,763,212	$1,673,113	$6,428,429	$2,912,549

Earnings Per Share:
Basic earnings per share	$0.22	$0.09	$0.31	$0.16
Diluted earnings per share	$0.22 *	$0.09	$0.31 *	$0.15

Weighted Average Shares Outstanding:
Basic	20,185,555	14,847,894	19,268,424	14,847,894
Diluted	21,481,227	18,411,461	21,063,637	18,862,719

Comprehensive Income:
Net income	$5,108,677	$1,863,751	$7,106,156	$3,202,461
Foreign currency translation adjustment	528,500	(16,519)	499,135	(109,944)

Comprehensive Income	$5,637,177	$1,847,232	$7,605,291	$3,092,517
Comprehensive income attributable to the noncontrolling interest	(345,628)	(191,490)	(647,329)	(319,044)
Comprehensive Income Attributable to SkyPeople Fruit Juice, Inc.	$5,291,549	$1,655,742	$6,957,962	$2,773,473
* The effect of change in fair value of warrant liability was not included for the computation of diluted earnings per share for the period ended as the inclusion would be anti-dilutive.

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	June 30,	June 30,
	2010	2009
Cash Flow from Operating Activities
Net income	$7,106,156	$3,202,461
Adjustments to reconcile net income to net cash flow provided by operating activities
Bad debt expenses	-	1,130
Depreciation and amortization	1,089,379	974,197
Change in fair value of warrant liability	2,103,832	-
Changes in operating assets and liabilities
Accounts receivable	3,269,969	4,432,256
Other receivables	(2,419,962)	(1,181,728)
Advances to suppliers and other current assets	(239,364)	(2,967,925)
Inventories	2,334,439	(407,935)
Accounts payable	(835,060)	657,335
Accrued expenses	(862,609)	225,064
Advances from customers	(437,079)	51,829
Short-term notes payable	201,081	-
Income taxes payable	(1,181,865)	(1,488,223)
Net cash provided by operating activities	10,128,917	3,498,461

Cash Flow from Investing Activities
Prepayment for other assets	(6,866,501)	-
Additions to property, plant and equipment	(679,246)	(177,168)
Net cash used in investing activities	(7,545,747)	(177,168)

Cash Flow from Financing Activities
Proceeds from stock issuance	3,132,252	-
Proceeds from bank loans	6,855,536	6,002,928
Repayment of bank loans	(541,997)	(7,730,600)
Net cash provided by/(used in) financing activities	9,445,791	(1,727,672)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,028,961	1,593,621
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,404,500	15,274,171
Effect of Changes in Exchange Rate	178,136	(365,926)
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,611,597	$16,501,866
Supplemental disclosures of cash flow information:
Cash paid for interest	$439,453	$485,658
Cash paid for taxes	$4,610,736	$1,942,978
Supplementary disclosures of significant non-cash transactions:
Change in fair value of warrant liability	$(2,103,832)	$-
Exercise of warrants	$5,481,749	$-

Note:  During the six months ended June 30, 2010, the Company transferred other assets to property, plant and equipment with a total amount of $1,997,088 (For the six months ended June 30, 2009: Nil).

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in the significant accounting policies followed by us during the six months ended June 30, 2010.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal activities of the Company consist of production and sales of fruit concentrate, fruit juice beverages, and other fruit related products in the PRC and overseas markets.   All activities of the Company are principally conducted by subsidiaries operating in the PRC.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of (i) SkyPeople Fruit Juice, Inc. (“SkyPeople”), (ii) Pacific Industry Holding Group Co., Ltd. (“Pacific”), a company incorporated under the laws of the Republic of Vanuatu and a wholly owned subsidiary of SkyPeople, (iii) Harmony MN Inc. (“HMN”), a company organized under the laws of Delaware and a wholly owned subsidiary of SkyPeople, (iv) SkyPeople Juice Group Co., Ltd., formerly known as Shaanxi Tianren Organic Food Co., Ltd. as of December 18, 2009 (“SkyPeople (China)”), a company incorporated under the laws of the People’s Republic of China (the “PRC”) and a 99% owned subsidiary of Pacific, (v) Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd. (PRC) (“Shaanxi Qiyiwangguo”), a company incorporated under the laws of the PRC and 91.15% owned subsidiary of SkyPeople (China), (vi) Huludao Wonder Fruit Co., Ltd. (“Huludao Wonder”), a company incorporated under the laws of the PRC and a wholly owned subsidiary of SkyPeople (China), and (vii) Yingkou Trusty Fruit Co., Ltd. (“Yingkou”), a company incorporated under the laws of the PRC and a wholly owned subsidiary of SkyPeople (China). All material inter-company accounts and transactions have been eliminated in consolidation.

The pooling method (entity under common control) is applied to the consolidation of Pacific with SkyPeople (China). The reverse merger accounting is applied to the consolidation of SkyPeople with Pacific.

Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include the provisions for doubtful accounts receivable, useful life of fixed assets and valuation allowance for deferred taxes. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Fair Value of Financial Instruments

FASB Accounting Standards Codification Topic on Fair Value Measurements and Disclosures (“ASC 820”) requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,		June 30,
	2010		2009	2010		2009
NUMERATOR FOR BASIC AND DILUTED EPS
Net income	$4,763,212		$1,673,113	$6,428,429		$2,912,549
Net income allocated to Preferred Stock	(359,672)		(301,556)	(543,845)		(545,229)
Net income to common stockholders (Basic)	$4,403,540		$1,371,557	$5,884,584		$2,367,320

Net income	$4,763,212		$1,673,113	$6,428,429		$2,912,549
Change in fair value of warrant liability	-		-	-		-
Net income (numerator for Diluted EPS)	$4,763,212		$1,673,113	$6,428,429		$2,912,549

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted Average Common Stock outstanding	20,185,555		14,847,894	19,268,424		14,847,894
DENOMINATOR FOR BASIC EPS	20,185,555		14,847,894	19,268,424		14,847,894

Add: Weighted average preferred as if converted	1,289,439		3,207,412	1,781,909		3,418,692
Add: Weighted average stock warrants outstanding	6,233		356,155	13,304		596,133
DENOMINATOR FOR DILUTED EPS	21,481,227		18,411,461	21,063,637		18,862,719
EPS – Basic	$0.22		$0.09	$0.31		$0.16
EPS - Diluted	$0.22	*	$0.09	$0.31	*	$0.15

*	The effect of change in fair value of warrant liability was not included for the computation of diluted earnings per share for the period ended as the inclusion would be anti-dilutive.

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and are reported as a component of selling expenses. The shipping and handling expenses of $527,489 and $355,476 for the six months ended June 30, 2010 and 2009, respectively, are included in sales revenues and reported as a component of selling expenses in the condensed consolidated statements of operations and comprehensive income.

Accounts Receivable

Accounts receivable and other receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. Allowance is made when collection of the full amount is no longer probable. The Company periodically evaluates its receivables for collectability based on historical experience, current economic climate, as well as recent account activities and the length of time receivables are past due, and writes off receivables when they become uncollectible.  The Company believed that its allowance for doubtful accounts was adequate as of June 30, 2010.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Intangible Assets

The Company follows the provision of ASC 350-50, General Intangibles Other Than Goodwill. Goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has no indefinite lived intangible assets.

Revenue Recognition

The Company recognizes revenue upon meeting the recognition requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenue from sales of products is recognized upon the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed. Customers have no contractual right to return products. Historically, the Company has not had any returned products. Accordingly, no provision has been made for returnable goods. The Company is not required to rebate or credit a portion of the original fee if it subsequently reduces the price of its product and the distributor still has rights with respect to that product.

Government Subsidies

A government subsidy is recognized only when there is reasonable assurance that the enterprise will comply with any conditions attached to the grant and the grant will be received.

The Company received government subsidies in the form of funds for research and development activities.  The government subsidies recognized were $2,248,405 and $1,552,679 for the six months ended June 30, 2010 and 2009, respectively and are included in other income.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred. The Company incurred $1,980 and $2,416 in advertising and promotional costs for the six months ended June 30, 2010 and 2009, respectively.

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

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Depreciation related to property and equipment used in production is reported in cost of sales. Property, plant and equipment are depreciated over their estimated useful lives as follows:

Buildings	20-30 years
Machinery and equipment	10 years
Furniture and office equipment	5 years
Motor vehicles	5 years

Depreciation expense included in general and administration expenses for the six months ended June 30, 2010 and 2009 was $78,546 and $227,770, respectively. Depreciation expense included in cost of sales for the six months ended June 30, 2010 and 2009 was $885,193 and $662,880, respectively.

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

Other comprehensive income for the six months ended June 30, 2010 and 2009 represented foreign currency translation adjustments and were included in the condensed consolidated statements of operations and comprehensive income.

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

Restrictions on Transfer of Assets out of the PRC

Dividend payments by PRC subsidiaries are limited by certain statutory regulations in the PRC. No dividends may be paid by PRC subsidiaries without first receiving prior approval from the State Administration of Foreign Exchange. Dividend payments are restricted to 90% of profits, after tax.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Research and Development

Research and development costs are expensed when incurred and are included in operating expenses.  The expenses were $545,333 and $551,792 for the six months ended June 30, 2010 and 2009, respectively.

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

In January 2010, the FASB issued Codification Accounting Standards Update No. 2010-06 (ASU No. 2010-06), improving Disclosure about Fair Value Measurements, under Topic 820, Fair Value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of input for transfers in and out of Levels 1 and 2, and activity in Level 3.  This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about input and valuation techniques. ASU No. 2010-06 new disclosures and clarification of existing disclosure is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for financial statements issued for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of ASU No. 2010-06 new disclosures and clarification of existing disclosure did not have a material impact on our condensed consolidated financial statements. The Company is currently assessing the impact, if any, of ASU No. 2010-06 disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements on our condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.           ACQUISITION OF YINGKOU

On November 25, 2009, the Company completed the acquisition of Yingkou Trusty Fruits Co., Ltd. (“Yingkou”), an apple concentrate producer, pursuant to the Stock Purchase Agreement that SkyPeople (China) entered with Xi’an Dehao Investment & Consulting Co., Ltd. on November 18, 2009. Yingkou was in the process of completing the construction of its new facility at the time of the acquisition and is expected to commence production in August of 2010. The Company believed that acquiring an apple concentrate production business would enhance the Company’s future growth opportunities and develop additional market share in the fruit juice business in the PRC. The net cash purchase price was RMB 22,700,000 or approximately $3,323,913.  In accordance with ASC Top 805, Business Combinations, we allocated the purchase price to tangible assets and intangible assets of Yingkou based on their estimated fair value.  We estimated that the book value of the fixed assets acquired approximated the fair value of similar assets available on the market based on the information management received, as they are newly constructed.  Accordingly, we allocated $1,880,046 to various items of current assets and $4,840,218 to fixed assets acquired.  The excess purchase price over the fair value of net assets acquired, which was $266,499, was attributable to an identifiable intangible asset, the land usage right, based on estimates and assumptions determined by management. The economic life of this land usage right was approximately 50 years and the land usage right will be amortized over 50 years on the straight-line basis.  No goodwill was recognized.

The following table summarizes the fair value of Yingkou’s assets and liabilities acquired as of November 25, 2009:

ASSETS
Cash	$3,420
Prepaid expenses and other current assets	1,505,498
Other receivables	362,441
Inventory	12,107
Fixed assets	4,840,218
Intangible asset	350,283
Other assets	54,406
TOTAL ASSETS	$7,128,373

LIABILITIES
Accounts payable	$97,066
Accrued expenses	9,399
Other payables	3,697,995
TOTAL LIABILITIES	$3,804,460

NET ASSETS	$3,323,913

Yingkou is expected to commence production in August of 2010.

4.          INVENTORIES

 Inventories by major categories are summarized as follows:
	June 30,	December 31,
	2010	2009
Raw materials and packaging	$1,182,748	$746,763
Finished goods	1,425,161	4,178,862
Inventories	$2,607,909	$4,925,625

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.           PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

	June 30, 2010	December 31, 2009
Machinery and equipment	$15,370,518	$14,793,155
Furniture and office equipment	263,914	237,443
Motor vehicles	411,306	260,812
Buildings	13,567,491	11,882,442
Construction in progress	3,944,572	3,601,296
Subtotal	33,557,801	30,775,148
Less: accumulated depreciation	(7,821,989)	(6,919,500)
Net property and equipment	$25,735,812	$23,855,648

There were no impairment provisions made at June 30, 2010 and December 31, 2009. On November 25, 2009, the Company completed the acquisition of Yingkou. After the purchase, the Company began renovation of its facility, office building and industrial waste water processing facility. The Company capitalized $3,840,342 as construction in progress of Yingkou as of June 30, 2010. This project is expected to be completed in August 2010, before the squeezing season of apples. The Company began to build its fructose production line in its Jingyang facility in September 2009. The Company capitalized $104,230 as construction in progress of Jingyang facility as of June 30, 2010. This project is expected to be completed by the end of August 2010.

6.           LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Accordingly, the Company paid in advance for land use rights. Prepaid land use rights are being amortized and recorded as lease expenses using the straight-line method over the use terms of the lease, which were 30 to 50 years. The amortization expense was $125,640 and $83,547 for the six months ended June 30, 2010 and 2009, respectively.

7.           INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the six months ended June 30, 2010 and June 30, 2009. The applicable income tax rate for the Company for each of the six months ended June 30, 2010 and 2009 was 34%.

Effective on January 1, 2008, the PRC Enterprise Income Tax Law and Implementing Rules imposed a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign-invested enterprises in the PRC, unless they qualify under certain limited exceptions. In December 2006, SkyPeople (China) was awarded the status of a nationally recognized High and New Technology Enterprise, which entitled SkyPeople (China) to tax-free treatment from January 2007 to December 2008. As such, starting from January 1, 2009, three of the Company’s subsidiaries in the PRC, including SkyPeople (China), Shannxi Qiywangguo and Huludao Wonder, are subject to an enterprise income tax rate of 25%. Yingkou Trusty has not yet commenced operating activities and as such was not subject to income taxes in the six months ended June 30, 2010 and 2009.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, Income Taxes. The income tax expense was $3,428,871 and $1,215,567 for the six months ended June 30, 2010 and June 30, 2009, respectively, and it was $1,922,974 and $721,691 for the three months ended June 30, 2010 and June 30, 2009, respectively.  The Company had recorded no deferred tax assets or liabilities as of June 30, 2010 and 2009, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income Tax Expenses
Current	$1,922,974	$721,697	$3,428,871	$1,215,567
Deferred	—	—	—	—
Total	$1,922,974	$721,697	$3,428,871	$1,215,567

The effective income tax expenses differed from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Statutory income tax rate	25%	25%	25%	25%
Permanent items	2%	3%	2%	3%
Effective income tax rate	27%	28%	27%	28%

8.           SHORT-TERM LOANS

As of June 30, 2010 the balance of the short-term loans totaled RMB 80,100,000 ($11,811,546 based on the exchange rate on June 30, 2010), with interest rates ranging from 4.86% to 9.027% per annum. These loans were collateralized by land and buildings and will be due from July 2010 to June 2011.

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

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On November 3, 2009, 3,105,000 shares of Common Stock were issued in the public offering upon exercise of the warrants, and accordingly the Company recorded $9,100,000 in other income relating to the change in the fair value of the warrants. The fair value of the warrants upon exercise on November 3, 2009 of $4,657,500 were credited against additional paid-in capital.

As of December 31, 2009, the fair value of the remaining 1,228,333 warrants was determined to be $3,377,917; accordingly, the Company recorded $1,535,417 in other expense related to the change in the fair value of these warrants.  There is no cash flow impact for the warrant liability until the warrants are exercised.

During the six months ended June 30, 2010, certain holders of warrants exercised warrants to purchase 1,228,333 shares of Common Stock. As of June 30, 2010, there were no remaining warrants; and accordingly the Company recorded $2,103,832 in other expense relating to the change in the fair value of the warrants. The fair value of the warrants upon exercise on June, 2010 of $5,481,749 was credited against additional paid- in capital.

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

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the warrant liabilities measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2009 to June 30, 2010:

Warrant liabilities
Balance at January 1, 2010	$3,377,917
Change in fair value included in earnings	2,103,832
Exercise of warrants in the six months ended June 30, 2010	(5,481,749)
Balance at June 30, 2010	$-

For the six months ended June 30, 2010, the net adjustment to fair value resulted in a loss of $2.1 million and is included in “Changes in the fair value of warrant liability” on the accompanying condensed consolidated statement of operations.

10.           COMMON STOCK

As of June 30, 2010, the Company had 20,410,117 shares of Common Stock issued and outstanding and 3,605,147 shares of Series B Convertible Preferred Stock issued and outstanding, including (i) 2,000,000 shares held in escrow as make good escrow shares in connection with our 2008 private placement which shares are in the process of being released to the Company and will be canceled upon release, and (ii) 1,605,147 shares held by two shareholders of record, which shares can be converted into 1,070,099 shares of Common Stock.   As of June 30, 2010, the Company had outstanding warrants to purchase 100,000 shares of Common Stock. Assuming all warrants to purchase 100,000 shares of Common Stock with an exercise price of $4.50 per share are exercised and all shares of Series B Convertible Preferred Stock are converted, the total number of shares of Common Stock to be issued and outstanding will be 21,580,216.

During the six months ended June 30, 2010, holders of our warrants exercised warrants to purchase 1,228,333 shares of Common Stock, for which the Company received approximately $3.1 million in gross proceeds, and holders of our Series B Convertible Preferred Stock converted 1,843,333 shares of Series B Convertible Preferred Stock into 1,228,890 shares of Common Stock.

11.           COMMITMENTS AND CONTINGENCIES

The following contractual obligations servicing table describes the Company’s overall future cash obligations based on various current contracts in the next five years:

	Payments Due by Period (at June 30, 2010)
	Total	Less than 1 Year	1-3 Years	After 3 Years
Short-term loans	$11,811,546	$11,811,546	$-	$-
Interest on short-term loans	573,496	573,496	-	-
Short-term notes payable	202,418	202,418
Contract with Shaanxi Normal University*	530,856	530,856	-	-
Construction in Progress	494,025	494,025	-	-
Acquisition of Plant and Machinery	1,735,744	1,735,744	-	-
Total	$15,348,085	$15,348,085	$-	$-

*
The Company has two research and development contracts with Shaanxi Normal University to develop new products. These two contracts are from August 2008 to December 2010, with a monthly payment of RMB 600,000, or $88,476.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2010, the Company did not have any non-cancelable operating agreements or purchase obligations.

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

Our fruit juice concentrates include apple, pear and kiwifruit concentrates. We sell our fruit juice concentrates to domestic customers and export directly or via distributors. We estimate 30% and 21% of our sales in the six months ended June 30, 2010 and 2009, respectively, were generated from markets other than the PRC.   Since we sell to distributors in the PRC and therefore are not certain exactly where our exported fruit juice concentrated products are ultimately sold, we estimate that our main export markets are the United States, the European Union, South Korea, Russia and the Middle East.  We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC.  We sell our other fruit related products to domestic customers.   Sales of our fruit concentrates, fruit beverages and other fruit related products represented approximately 58%, 25%, and 17% of our revenue, respectively, for the six months ended June 30, 2010, compared to approximately 51%, 45% and 4%, respectively, for the same period of 2009.  For the six months ended June 30, 2010, our total sales reached $31,118,079, an increase of $18,250,017, or 141.8%, compared to $12,868,062 for the same period of 2009.

Specialty fruit juices, or small breed fruit juice, are juices squeezed from fruits that are grown in relatively small quantities such as kiwifruit juice, mulberry juice, and pomegranate juice, and juices with small output due to various factors including technical challenges in the production process even though the fruits from which the juices are made are grown in large quantities and commonly available, such as pear. Our specialty juice beverage offering includes kiwifruit juice, mulberry juice and, starting from the second quarter of 2010, turnjujube juice.  In the second quarter of 2010, we generated $1,823,016 of revenue, or 13.6% of our total revenue for the second quarter of 2010, from our sales of turnjujube juice to Xi'an Boai Pharmaceutical Corporation Limited ("Boai") for use in Boai's production of Chinese medicines.

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
Our business is highly seasonal and can be greatly affected by weather because of the seasonal nature in the growing and harvesting of fruits and vegetables.  Our core products are apple, pear and kiwifruit juice concentrates, which are produced from July or August to April of the following year.  The squeezing season for (i) apples is from August to January or February; (ii) pears is from July or August until April of the next year; and (iii) kiwifruit is from September through December.  Typically, a substantial portion of our revenues is earned during our first and fourth quarters.  To minimize the seasonality of our business, we make continued efforts to identify new products with harvesting seasons complementary to our current product mix, such as pomegranate and persimmon.  Our goal is to lengthen our squeezing season, thus increasing our annual production of fruit juice concentrates and fruit beverages.  In the first quarter of 2009, we introduced our Hedetang branded mulberry and kiwifruit cider beverages in the Chinese market.  Unlike fruit juice concentrates, which can only be produced during the squeezing season, such fruit beverages are made out of fruit juice concentrates and can be produced and sold in all seasons.

In June 2010, we signed sales contracts for approximately 1,500 tons of pear fructose with several distributors in the amount of $2.3 million. We began to build our fructose production line in our Jingyang facility in September 2009. We expect the capacity of the production line to be 3,000 tons per year.  Due to incorrect delivery of certain equipment by the equipment manufacturer, the completion date for the project was delayed and we currently expect the production line to commence production by end of August 2010. These sales agreements will go into effect upon the commencement of production and will be valid for 10 months. Although we currently plan to use the new fructose production line to produce pear fructose, this production may also be used to produce apple fructose from apple juice concentrates.

We currently market our Hedetang brand fruit beverages in only certain regions of the PRC.  We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In January 2010, we engaged a beverage distributor in Beijing to focus on the sales and marketing of our fruit juice and fruit cider beverages to food and beverage wholesalers and retailers in the Beijing area. In the six months ended June 30, 2010, sales of our beverages in the Beijing area generated revenue of approximately $1.5 million, or 4.8% of our total revenue, compared to nil in the same period of 2009.

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

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverage quality.  As of June 30, 2010, we had an internal research and development team of approximately 41 people, and we retain one research institution for additional consultation.  Our research and development effort emphasizes the design and development of our processing technology with the goal of decreasing processing costs, optimizing our production capabilities and maintaining product quality.  We intend to continue to invest in research and development to respond to and anticipate customer needs.  Our research and development expenses were $545,333 and $551,792, respectively, for the six months ended June 30, 2010 and 2009, respectively.

Second Quarter of Fiscal 2010 Highlights

•	Revenue increased to $13.4 million for the second quarter of fiscal 2010, an increase of $7.2 million or 116.2%, compared to $6.2 million for the second quarter of 2009.
•	Gross profit margin increased by 53.2% to 47.5% for the second quarter of fiscal 2010 from 31.0% for the same quarter of fiscal 2009.
•	Operating expenses as a percentage of revenue decreased by 34.4% to 9.9% for the second quarter of fiscal 2010 from 15.1% for the same quarter of fiscal 2009 primarily due to the increase in revenue.
•	Income from operations increased by $4.0 million, or 400.0% to $5.0 million for the second quarter of fiscal 2010 from $1.0 for the same quarter of fiscal 2009 due to the increase in revenue.
•
Net income attributable to the Company increased $3.1 million, or 182.4%, to $4.8 million for the second quarter of fiscal 2010 (including other expense from change in fair value of warrant liability of $10,860) as compared with $1.7 million for the same quarter of fiscal 2009.

Recent Developments

Government Grant

In the second quarter of 2010, we were notified by the Shaanxi government that RMB 15 million had been appropriated to support our indirect subsidiary Qiyiwangguo’s “Kiwifruit Further Processing and Comprehensive Utilization Project” under the Key Industry Revitalization and Technology Reform Program, or the Key Industry Program, sponsored by the National Development and Reform Commission, the Ministry of Industry and Information, and the Ministry of Finance.    The RMB 15 million subsidy is the second of such subsidies granted to us under the Key Industry Program. The first was in the amount of RMB 9 million granted to us in 2009 for our kiwifruit industrialization development plan. We expect to receive the RMB 15 million grant in the next few months. We plan to use the RMB 15 million grant to complete the Kiwifruit Quality and Safety Testing Center project, which is part of the “Qiyiwangguo Kiwifruit Further Processing and Comprehensive Utilization Project”, and to upgrade our existing testing facilities and technologies. Upon completion of the Kiwifruit Quality and Safety Testing Center, it will provide online quality monitoring and quick testing services throughout our raw material sourcing, manufacturing and storage processes. We also anticipate that it will provide kiwifruit safety and quality testing services to the public in Shaanxi Province. Compared to our existing testing system, the new generation testing system has a wider and deeper testing range with more accurate and faster results.

Production of Pear Fructose

In June 2010, we signed sales contracts for approximately 1,500 tons of pear fructose with several distributors in an amount of RMB 15,311,118 (or $2.3 million based on the exchange rate as of June 30, 2010). We began to build our fructose production line in our Jingyang facility in September 2009. We expect the capacity of the production line to be 3,000 tons per year.  Due to incorrect delivery of certain equipment by the equipment manufacturer, the completion date for the project was delayed from May 2010 and we currently expect the production line to commence production by the end of August 2010. These sales agreements will go into effect upon the commencement of production and will be valid for 10 months. Although we currently plan to use the new fructose production line to produce pear fructose, this production may also be used to produce apple fructose from apple juice concentrates.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended June 30, 2010.  These highlights are not intended to be a full discussion of our operating results for this quarter.  These highlights should be read in conjunction with the following discussion and with our unaudited consolidated financial statements and notes thereto accompanying this Quarterly Report.

Results of Operations and Business Outlook

Revenues

The following table presents our consolidated revenues for our main products for the three and six months ended June 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Concentrated apple juice and apple aroma	$1,137	$1,313	(13.4%)	$5,619	$1,629	244.9%
Concentrated pear juice	1,656	842	96.7%	5,825	3,501	66.4%
Concentrated kiwifruit juice and kiwifruit puree	3,929	-	N/A	6,590	1,429	361.2%
Fresh kiwifruit	-	-	N/A	3,568	476	649.6%
Fruit juice beverages	4,038	2,998	34.7%	6,363	4,440	43.3%
Fruit cider beverages	814	1,044	(22.0%)	1,330	1,393	(4.5%)
Other	1,823	-	N/A	1,823	-	N/A
Consolidated	$13,397	$6,197	116.2%	$31,118	$12,868	141.8%

Revenue for the three months ended June 30, 2010 was $13.4 million, an increase of $7.2 million, or 116.2%, when compared to $6.2 million for the same sales period of the prior year. This increase was primarily due to an increase in sales of concentrated pear juice, concentrated kiwifruit juice and kiwifruit puree and fruit juice beverages.

Sales of concentrated pear juice increased to $1.6 million in the second quarter of 2010, an increase of $0.8 million or 96.7%, from $0.8 million in the same quarter of 2009, primarily due to an increase in demand for our concentrated pear juice coupled with an increase in price in the international market. In terms of sales volume, we sold approximately 2,074 tons of concentrated pear juice in the second quarter of 2010, compared with approximately 1,213 tons in the same period of 2009, representing an increase of 71.0%.

Sales from concentrated kiwifruit juice and kiwifruit puree were $4.0 million for the second quarter of 2010. We did not sell any concentrated kiwifruit juice and kiwifruit puree in the second quarter of 2009.  Generally, we do not process fresh kiwifruit in the first quarter because of the shortage in raw material. However, because of the abundant output of fresh kiwifruit this year, we were able to produce 1,160 tons of kiwifruit puree and 2,255 tons of concentrated kiwifruit puree, which provided us an inventory to sell in the second quarter of 2010. We only produced 812 tons of concentrated kiwifruit puree in the first quarter of 2009, which was all sold in the first quarter of 2009.

Revenue from our fruit juice and cider beverages in the PRC increased to $4.8 million, an increase of $0.8 million or 20.0%, compared to $4.0 million for the same period of fiscal 2009, due to our enhanced marketing efforts and an increase in market demand for fruit juice beverages in the PRC. Revenue from fruit cider beverages decreased by $0.2 million, or 22.0%, to $0.8 million for the three months ended June 31, 2010, compared to $1.0 million for the same period of fiscal 2009, as we reduced inventories in preparation for repackaging and re-labeling our cider beverage line first, which we will eventually extend to our fruit beverage products as well. We are in the process of developing five different series of fruit-based beverages and plan to launch these new series of products in the fourth quarter of 2010.  We have informed our retails and distributors in advance.

Sales from our new specialty fruit concentrate, turnjujube, which will be used to produce Chinese medicines, contributed $1.8 million, or 13.6%, to our revenue in the second quarter of 2010.  We first started to produce turnjujube concentrate in our Jingyang factory in the second quarter, which is the non-squeezing season for pear.

Sales from apple related products decreased $0.2 million, or 13.4%, to $1.1 million for the three months ended June 30, 2010, compared to $1.3 million for the same period of 2009, primarily due to a shortage of inventory in the second quarter of 2010.  Although we produced more concentrated apple juice in the six months ended June 30, 2010 compared with the same period of last year, we sold 5,155 tons of concentrated apple juice in the first quarter of 2010 compared with only 372 tons in the first quarter of 2009.  Therefore our inventory reserve in the second quarter of 2010 was less than that for the second quarter of 2009, and our concentrated apple juice was all sold out in the second quarter of 2010.

Revenue for the six months ended June 30, 2010 was $31.1 million, an increase of $18.2 million, or 141.8%, when compared to $12.9 million for the same sales period of the prior year. This increase was primarily due to an increase in sales of concentrated fruit juice, fresh kiwifruit and fruit juice beverages.

Sales from apple related products increased $4.0 million, or 244.9%, to $5.6 million for the six months ended June 30, 2010, compared to $1.6 million for the same period of 2009, primarily due to an increase in demand for concentrated apple juice in the international market in the current squeezing season of apples.  In terms of sales volume, we sold approximately 6,420 tons of concentrated apple juice in the six months ended June 30, 2010, compared with approximately 1,787 tons in the same period of 2009, representing an increase of 259.3%.

Sales of concentrated pear juice increased to $5.8 million in the six months ended June 30, 2010, an increase of $2.3 million or 66.4%, from $3.5 million in the same period of 2009. Sales of concentrated kiwi juice and kiwi puree increased to $6.6 million in the six months ended June 30, 2010, an increase of $5.2 million or 361.2%, from $1.4 million in the same period of 2009. The increase in sales of concentrated pear juice and concentrated kiwi juice and kiwi puree was mainly due to the increase in our production volume and sales volume coupled with an increase in price of our products in the market. Due to the instability of the world financial markets and their influence on the global economy, the demand for concentrated juices in the international market decreased in the six months ended June 30, 2009. We did not reach our full production capacity in the six months ended June 30, 2009, and the lower inventory reduced our sales during that time. However, we saw a recovery of market demand and price in our concentrated fruit juice in the six months ended June 30, 2010, and comparably more products were produced to meet the market demand in the six months ended June 30, 2010.

In July 2009, we set up a Vegetable and Fresh Fruits Division to promote the sales of fresh kiwifruit in the Chinese domestic market. As a result, sales of fresh kiwifruit increased by $3.1 million, or 649.6%, to $3.6 million for the three months ended March 31, 2010, as compared to $0.5 million for the same period of 2009.

The revenue from our fruit juice and cider beverages in the PRC for the six months ended June 30, 2010 increased to $7.7 million, an increase of $1.9 million or 32.8%, compared to $5.8 million for the same period of fiscal 2009. Historically, we had only sold our fruit beverages regionally in Shaanxi Province and other nearby cities in the PRC. On January 7, 2010, we engaged a beverage distributor in Beijing to focus on the sales and marketing of our fruit beverages to food and beverage wholesalers and retailers in the Beijing area. Our revenue in the Beijing area was approximately $1.5 million for the six months ended June 30, 2010. One of our strategies is to broaden the geographic presence of our brand-named fruit beverages and expand production and sales of higher margin fruit beverages in the PRC. As Chinese per capita fruit juice consumption is lower compared with the world’s average, and as the middle class expands and increases its wealth, we believe that there is great domestic market potential for our fruit juice beverages.

Gross Margin

The following table presents the consolidated gross profit of our main products and the consolidated gross profit margin, which is gross profit as a percentage of related revenues, for the three months and six months ended June 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
Gross profit	2010	2009	% Change	2010	2009	% Change
Concentrated apple juice and apple aroma	$226	$478	(52.7%)	$1,101	$586	87.9%
Concentrated pear juice	624	116	437.9%	2,241	1,392	61.0%
Concentrated kiwifruit juice and kiwifruit puree	2.671	-	N/A	4,401	613	617.9%
Fresh kiwifruit	-	-		1,883	298	531.9%
Fruit juice beverages	1,578	807	95.5%	2,360	1,263	86.9%
Fruit cider beverages	422	522	(19.2%)	698	696	0.3%
Other	837	-	N/A	837	-	N/A
Consolidated	$6,358	$1,923	230.6%	$13,521	$4,848	178.9%

			% Change			% Change
Gross profit margin
Concentrated apple juice and apple aroma	19.9%	36.4%	(45.3%)	19.6%	36.0%	(45.6%)
Concentrated pear juice	37.7%	13.8%	173.2%	38.5%	39.8%	(3.3%)
Concentrated kiwifruit juice and kiwifruit puree	68.0%	-	N/A	66.8%	42.9%	55.7%
Fresh kiwifruit	-	-	-	52.8%	62.6%	(15.7%)
Fruit juice beverages	39.1%	26.9%	45.4%	37.1%	28.4%	30.6%
Fruit cider beverages	51.8%	50.0%	3.6%	52.5%	50.0%	5.0%
Other	45.9%	-	N/A	45.9%	-	N/A
Consolidated	47.5%	31.0%	53.2%	43.5%	37.7%	15.4%

The consolidated gross profit for the three months ended June 30, 2010 was $6.4 million, an increase of $4.5 million or 236.8%, compared to $1.9 million for the same period of 2009, primarily due to the significant increase in revenue. Gross margin increased to 47.5%, an increase of 53.2%, from 31.0% for the three months ended June 30, 2010.

The consolidated gross profit margin for the three months ended June 30, 2010 was 47.5%, an increase of 53.2%, compared to 31.0% for the same period of 2009. The increase in consolidated gross margin in the three months ended June 30, 2010 was primarily due to an increase in gross margin of concentrated pear juice, concentrated kiwifruit juice and kiwifruit puree and fruit beverages, which was offset by a decrease in gross margin of concentrated apple juice and apple aroma.

The gross profit margin of concentrated pear juice was 37.7% for the three months ended June 30, 2010, representing an increase of 173.2% as compared to the same period of 2009. The increase in the gross profit margin of concentrated pear juice was primarily due to an increase in the price of concentrated pear juice during the second quarter of 2010, as a result of an increase in demand for our products in the market.

The gross profit margin of concentrated kiwifruit juice and kiwifruit puree was 68.0% for the three months ended June 30, 2010. We didn’t sell any concentrated kiwifruit juice and kiwifruit puree in the second quarter of 2009. Generally, we do not process fresh kiwifruit in the first half of the year because of the shortage of raw materials. However, because of the abundant output of fresh kiwifruit this year, we were able to purchase fresh kiwifruit at lower prices and process it during the first half of the year.

The gross profit margin of our fruit juice beverages increased to 39.1%, an increase of 45.4%, for the three months ended June 30, 2010 from 26.9% for the same period of 2009.  The gross margin of our fruit cider beverages increased to 51.8%, an increase of 3.6%, for the three months ended June 30, 2010 from 50.0% for the same period of 2009. The increase in gross margin of our beverages was mainly due to an increase in the gross margin of our concentrated kiwifruit juice and kiwifruit puree, which are the raw materials of our fruit beverages.

The gross profit margin of concentrated apple juice and apple aroma decreased by 45.3% to 19.9% for the three months ended June 30, 2010, as compared to 36.4% for the same period of 2009, primarily due to an increase in the price of fresh apples. We only produced concentrated apple juice and apple aroma for one month in the last squeezing season for apples, from August 2008 to March 2009, when the price of fresh apples was lower in the Chinese market, as we saw a decrease in the demand for concentrated apple juice in the international market at that time.

The gross profit margin of our new product, turnjujube juice, was 45.9% for the three months ended June 30, 2010. We believe that we are one of the few companies that  produce turnjujube juice and its concentrate at a pharmaceutical grade for use in medicine production, which enjoys a higher margin compared with the industry average.

Consolidated gross margin increased by 15.4% for the six months ended June 30, 2010, from 37.7% to 43.5%, compared to the same period of fiscal 2009. Gross profit in the six months ended June 30, 2010 was $13.5 million, an increase of $8.7 million, or 181.3%, compared to $4.8 million for the same period of fiscal 2009. The increase in gross profit margin as a percentage of revenue for the six months ended June 30, 2010 was primarily due to an increase in the gross margins of concentrated kiwifruit juice and kiwifruit puree and fruit beverages, which was partially offset by a decrease in the gross margin of concentrated apple juice and apple aroma, concentrated pear juice and fresh kiwifruit.

The gross profit margin of concentrated kiwifruit juice and kiwifruit puree increased by 55.7% to 66.8% for the six months ended June 30, 2010, as compared to 42.9% for the same period of 2009, which was mainly due to the large decrease in the general price of fresh kiwifruit. In addition, as we produced more concentrated kiwifruit juice and kiwifruit puree and increased the utilization of one of our factories in the six months ended June 30, 2010 compared with the same period of 2009, the fixed costs were spread over the increased output, which improved profit margin.

The gross profit margin of concentrated apple juice and apple aroma decreased by 45.6% to 19.6% for the six months ended June 30, 2010, as compared to 36.0% for the same period of 2009. The gross profit margin of concentrated pear juice decreased by 3.3% to 38.5% for the six months ended June 30, 2010, as compared to 39.8% for the same period of 2009.  The decrease in the gross margin of concentrated apple juice and apple aroma and concentrated pear juice was mainly due to an increase in the price of fresh apples and pears. The increase in the price of fresh pears was partially offset by an increase in the selling price of concentrated pear juice in the six months ended June 30, 2010.

The gross profit margin of our beverages increased by 18.4% for the six months ended June 30, 2010 as compared to the same period of last fiscal year. The increase in the gross margin of fruit beverages was attributable to the increase in the gross margin of our concentrated kiwifruit juice and kiwifruit puree, which are the raw materials of our fruit beverages.

The gross profit margin of fresh kiwifruit decreased by 15.7% for the six months ended June 30, 2010 as compared to the same period of 2009, primarily due to an increase in the price we paid for higher quality fruit that we sold in the domestic PRC.

Operating Expenses

The following table presents consolidated operating expenses (in thousands) and operating expenses as a percentage of revenue for the three months and six months ended June 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited)	2010	2009	% Change	2010	2009	% Change
General and administrative	$848	$555	52.8%	$1,614	$967	$66.9%
Selling expenses	214	102	109.8%	579	375	54.4%
Research and development	267	276	(3.3%)	545	552	(1.3%)
Consolidated	$1,329	$933	42.4%	$2,738	$1,894	$44.6%

As a percentage of revenue
General and administrative	6.3%	9.0%	(30.0%)	5.2%	7.5%	(30.7%)
Selling expenses	1.6%	1.6%	(0.0%)	1.9%	2.9%	(34.5%)
Research and development	2.0%	4.5%	(55.6%)	1.8%	4.3%	(58.1%)
Consolidated	9.9%	15.1%	(34.4%)	8.8%	14.7%	(40.1%)

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses increased by 42.4% to $1.3 million and by 44.6% to $2.7 million for the three and six months ended June 30, 2010, respectively, from $0.9 million and $1.9 million for the corresponding periods in fiscal 2009, respectively. The increase in operating expenses was mainly due to an increase in general and administrative expenses and selling expenses, which was partially offset by a decrease in research and development expenses.

General and administrative expenses increased by $0.3 million, or 52.8%, to $0.8 million and by $0.6 million, or 66.9%, to $1.6 million for the three and six months ended June 30, 2010, respectively, from $0.5 million and $1.0 million for the same periods of fiscal 2009, respectively.  The increase in general and administrative expenses was mainly due to the consolidation of Yingkuo’s operating results with those of SkyPeople (China) after the acquisition in November 2009 and the increase in payroll and related expenses as the result of a larger headcount to handle the rise in sales volume.

Selling expenses increased by $0.1 million, or 109.8%, to $0.2 million and by $0.2 million, or 54.4%, to $0.6 million for the three and six months ended June 30, 2010, respectively, from $0.1 million and $0.4 million for the same periods of fiscal year 2009, respectively. This was mainly due to an increase in freight and transportation expenses as a result of the increase in sales.

Research and development expenses decreased slightly by $9 thousand, or 3.3%, to $267 thousand and by $7 thousand, or 1.3%, to $545 thousand for the three months and six months ended June 30, 2010, respectively, from $276 thousand and $552 thousand for the same periods of fiscal 2009. This decrease is mainly due to the appreciation of Chinese currency when it is converted into U.S. dollar. We entered into two contracts with an outside research institute to research and develop new products in fiscal year 2008.  These two contracts were from August 2008 to December 2010, with a monthly payment of RMB 600,000, or $88,476 according to the exchange rate of June 30, 2010.

Income from Operations

Income from operations increased to $5.0 million, an increase of $4.0 million, or 400%, for the three month ended June 30, 2010 from $1.0 million for the same period of 2009.  As a percentage of revenue, income from operations was approximately 37.5% for the three months ended June 30, 2010 compared to 16.0% for the same period of 2009.  The increase in income from operations was mainly due to the increase in revenue.

In the six months ended June 30, 2010, income from operations increased by $7.8 million, or 260.0%, to $10.8 million from $3.0 million for the corresponding period in 2009. As a percentage of net sales, income from operations was approximately 34.6% for the six months ended June 30, 2010, an increase of 50.4% as compared to 23.0% for the corresponding period in fiscal 2009. The increase in the percentage of net sales was due to an increase in gross profit, which was offset by an increase in operating expenses, as previously discussed.

Other Income (Expense), Net

Other income, net was $2.0 million for the three months ended June 30, 2010, an increase of $0.4 million as compared to $1.6 million in 2009, primarily due to an increase of $0.7 million in subsidy income. In the second quarter of 2010, we were notified by the Shaanxi government that RMB 15 million, or approximately $2.2 million, had been appropriated to support our indirect subsidiary Qiyiwangguo’s “Kiwifruit Further Processing and Comprehensive Utilization Project” under the Key Industry Revitalization and Technology Reform Program, or the Key Industry Program, sponsored by the National Development and Reform Commission, the Ministry of Industry and Information, and the Ministry of Finance.   The RMB 15 million subsidy is the second of such subsidies granted to us under the Key Industry Program. In the first quarter of 2009, we received subsidies of $1.5 million. Of this amount, RMB 9 million, or $1.3 million, was for our kiwifruit industrialization development plan and $0.2 million was to support our pear processing and production.

Other expense, net was $0.2 million for the six months ended June 30, 2010, an increase of $1.7 million as compared to other income, net of $1.5 for the same period of 2009, primarily due to an increase in other expense from the change in fair value of warranty liability.

Income Tax

Our provision for income taxes was $1.9 million and $3.4 million for the three and six months ended June 30, 2010, respectively, an increase of $1.2 million, or 171.4%, and $2.2 million, or 183%, from $0.7 million and $1.2 million for the three and six months ended June 30, 2009, respectively.  The increase in tax provision was due to an increase in income before taxes.  Our effective tax rate was 27% (excluding the change in fair value of warrant liabilities) for the three and six months ended June 30, 2010, respectively. Our effective tax rate was 28% for the three and six months ended June 30, 2009, respectively.

We adopted ASC Topic 740, Income Taxes, on July 1, 2007 and have had no material adjustment to liabilities to unrecognized income tax benefits since its adoption.

Noncontrolling Interest

As of June 30, 2010, SkyPeople (China) held a 91.15% interest in Qiyiwangguo and Pacific held a 99% interest in SkyPeople (China).  Net income attributable to noncontrolling interests, which is deducted from our net income, was $0.3 million and $0.7 million for the three and six months ended June 30, 2010, respectively, compared to $0.2 million and $0.3 million for the same period of 2009, respectively.  The increase in the net income attributable to noncontrolling interests was mainly due to the increase in the net income generated by SkyPeople (China).

Net Income

Net income attributable to the Company was $4.8 million and $6.4 for the three and six months ended June 30, 2010, respectively, an increase of $3.1 million and $3.5 million, respectively, from $1.7 million and $2.9 million for the same period of 2009, respectively, due to the factors described above.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $26.6 million, an increase of $12.2 million, or 84.7%, from $14.4 million as of December 31, 2009. We believe that projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit will provide the necessary capital to meet our projected operating cash requirements for at least the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity.

Our working capital has historically been generated from our operating cash flow, advances from our customers and loans from bank facilities.  Our working capital was $38.6 million as of June 30, 2010, an increase of $9.6 million, or 33.1%, compared to working capital of $29.0 million as of December 31, 2009, mainly due to an increase in cash and other receivables. Our other receivables increased by $2.5 million from $0.2 million on December 31, 2009 to $2.7 million on June 30, 2010 mainly due to an increase in a receivable of $2.2 million in subsidy from the Chinese government. The most significant sources of increase in working capital for the six months ended June 30, 2010 were $10.0 million from operating activities, proceeds of $3.1 million from the issuance of 1,228,333 shares of our Common Stock from the exercise of warrants and net of $6.5 million from new short term loans. The most significant use of working capital during the six months ended June 30, 2010 was the down payment of $6.9 million for fixed assets and $1.2 million in income tax.  The down payment for the fixed assets is mainly for the equipment and machinery for our pear juice production line and fructose production line in the Jingyang facility, and a 20 tons/hour concentrated apple juice production line in the Yingkou facility. These three production lines are expected to operate in the third quarter of 2010.

In the past two years, our annual capital expenditures ranged from $0.4 million to $4.3 million.  We financed our capital expenditures and other operating expenses through operating cash flows and bank loans.  As of June 30, 2010, the balance of short term loans totaled RMB 81.5 million, or $12.0 million based on the exchange rate of June 30, 2010, with interest rates ranging from 4.86% to 9.027% % per annum. These loans were collateralized by land usage rights and buildings and will be due from July 2010 to June 2011.

In the second quarter of 2010, we filed a registration statement to register for the sale of 5,300,000 shares of our Common Stock. We intend to use the net proceeds from the offering primarily for capital expenditure purposes. Our capital expenditures for 2010 and 2011 are expected to be approximately $62 million, which includes a beverage production line, a 50 ton/hour concentrated apple juice production line, a refrigeration storage with a capacity of 15,000 tons, a concentrated fruit juice mixing center with a capacity of 10,000 tons and related construction and an environmental project in Huludao Wonder factory;  a PET bottle blowing machine system, a 24,000 PET bottle/hour fruit juice beverage aseptic cold-filling line, a 10 ton/hour concentrated pomegranate production line, a fructose production line, one refrigeration storage and a Kiwifruit Quality and Safety Testing Center in Shaanxi Qiyiwangguo factory;  a 20 tons/hour concentrated pear juice production line in the Jingyang facility; and a 20 tons/hour concentrated apple juice production line in the Yingkou facility.  To the extent our proceeds from the offering cannot adequately cover the total capital expenditures of the above projects, we plan to finance the rest of the capital expenditures primarily through operating cash flows income from government subsidies and bank loans. We currently consider the foregoing projects our priority projects and intend to use the proceeds from the offering first and primarily for such projects. However, depending on the changing needs of our business and market opportunities, we may instead use a portion of the net proceeds from the offering to acquire or license products, technologies or businesses we believe to be complementary to our business, should we determine that our business will benefit more from such expenditures. We currently have no agreements, commitments or understandings relating to any material acquisitions or licenses.

We plan to postpone some of our capital expenditure plans if we cannot complete the offering that we planned due to the unstable stock market condition. We plan to continue to invest in our business though our operating cash flow and short term loans from banks in order to continue growing our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

The details of the critical accounting policies relevant to the Company are set out in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Recent Accounting Pronouncements

See Note 2 of the June 30, 2010 Condensed Consolidated Financial Statements. Other new pronouncements issued but not yet effective until after June 30, 2010 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the three months ended June 30, 2010.

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

Item 4. Removed and Reserved

None.

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
Chief Financial Officer (Principal Financial Officer) Dated: August 16, 2010