Form 10-Q
period 2010-09-30
SkyPeople Fruit Juice, Inc
filed 2010-11-15
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated file	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2010
Common Stock, $0.001 par value per share Preferred Stock, $0.001 par value per share	25,591,402 shares 1,605,147 shares

SKYPEOPLE FRUIT JUICE, INC.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SKYPEOPLE FRUIT JUICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$46,092,801	$14,404,500
Accounts receivable, net of allowance of $43,819 and $42,950	29,254,711	27,398,821
Other receivables	2,430,460	222,932
Inventories	6,866,359	4,925,625
Advances to suppliers and other current assets	80,110	1,536,042
Total current assets	84,724,441	48,487,920

PROPERTY, PLANT AND EQUIPMENT, Net	26,073,138	23,855,648
LAND USAGE RIGHTS	6,518,660	6,577,834
OTHER ASSETS	10,696,790	4,740,242
TOTAL ASSETS	$128,013,029	$83,661,644

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$3,215,825	$2,684,113
Accrued expenses	2,638,012	4,368,852
Income taxes payable	1,951,966	2,592,493
Advances from customers	282,749	1,009,624
Short-term loan	9,580,749	5,420,531
Short-term notes payable	749,824	-
Warrant liability	-	3,377,917
Total current liabilities	18,419,125	19,453,530

COMMITMENTS AND CONTINGENCIES (Note 11)	-	-

EQUITY
SkyPeople Fruit Juice, Inc. stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 1,605,147 and 3,448,480 Series B Convertible Preferred Stock issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,605	3,448
Common Stock, $0.001 par value; 66,666,666 shares authorized; 25,591,402 and 17,952,894 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	25,591	17,953
Additional paid-in capital	59,189,325	26,699,154
Retained earnings	40,237,782	30,237,707
Accumulated other comprehensive income	6,218,933	4,487,706
Total SkyPeople Fruit Juice, Inc. stockholders' equity	105,673,236	61,445,968
Noncontrolling interests	3,920,668	2,762,146
TOTAL EQUITY	109,593,904	64,208,114
TOTAL LIABILITIES AND EQUITY	$128,013,029	$83,661,644

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenue	$18,188,781	$10,604,655	$49,306,860	$23,472,717
Cost of Sales	11,604,046	6,753,327	29,201,392	14,773,081
Gross Profit	6,584,735	3,851,328	20,105,468	8,699,636

Operating Expenses
General and administrative expenses	622,883	501,831	2,237,222	1,469,128
Selling expenses	237,599	188,426	816,477	563,548
Research and development expenses	271,453	275,571	816,786	827,363
Total operating expenses	1,131,935	965,828	3,870,485	2,860,039

Income from Operations	5,452,800	2,885,500	16,234,983	5,839,597

Other Income (Expense)
Interest expense	(214,348)	(191,717)	(654,264)	(677,375)
Interest income	20,355	15,371	67,108	54,404
Subsidy income	132,984	4,661	2,381,389	1,557,340
Other income (expenses)	(46,725)	334,058	(45,291)	691,935
Change in fair value of warrant liabilities	-	-	(2,103,832)	-
Total other income (expense)	(107,734)	162,373	(354,890)	1,626,304

Income Before Income Taxes	5,345,066	3,047,873	15,880,093	7,465,901

Income Tax Expenses	1,395,109	782,660	4,823,980	1,998,227

Net Income	3,949,957	2,265,213	11,056,113	5,467,674

Less: Net income attributable to noncontrolling interests	378,311	181,292	1,056,038	471,204

NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$3,571,646	$2,083,921	$10,000,075	$4,996,470

Earnings Per Share:
Basic earnings per share	$0.15	$0.12	$0.46	$0.28
Diluted earnings per share	$0.15 *	$0.11	$0.46 *	$0.25

Weighted-average Number of Shares Outstanding:
Basic	22,437,576	14,847,789	20,336,417	14,847,789
Diluted	23,510,552	18,502,518	21,895,610	19,633,360

Comprehensive Income:
Net income	$3,949,957	$2,265,213	$11,056,113	$5,467,674
Foreign currency translation adjustment	1,334,576	28,268	1,833,711	(81,676)

Comprehensive Income	$5,284,533	$2,293,481	$12,889,824	$5,385,998
Comprehensive income attributable to the noncontrolling interest	(511,193)	(181,246)	(1,158,522)	(500,290)
Comprehensive Income Attributable to SkyPeople Fruit Juice, Inc.	$4,773,340	$2,112,235	$11,731,302	$4,885,708
* The effect of change in fair value of warrant liability was not included for the computation of diluted earnings per share for the period as such inclusion would be anti-dilutive.

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	September 30,	September 30,
	2010	2009

Cash Flows from Operating Activities
Net income	$11,056,113	$5,467,674
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	1,665,932	1,130
Change in fair value of warrant liability	2,103,832	1,488,748
Changes in operating assets and liabilities
Accounts receivable	(1,282,841)	(3,300,512)
Other receivables	(2,171,733)	(1,150,327)
Advances to suppliers and other current assets	1,463,095	(2,463,972)
Inventories	(1,814,795)	(1,923,564)
Accounts payable	470,799	244,392
Accrued expenses	(1, 788,675)	322,711
Advances from customers	(736,649)	-
Short-term notes payable	739,130	406,746
Income taxes payable	(683,110)	(1,427,024)
Net cash provided by (used in) operating activities	9,021,098	(2,333,998)

Cash Flows from Investing Activities
Prepayment for other assets	(7,873,540)	-
Additions to property, plant and equipment	(1,087,965)	(289,945)
Net cash used in investing activities	(8,961,505)	(289,945)

Cash Flows from Financing Activities
Proceeds from stock issuance	27,014,217	-
Proceeds from bank loans	6,895,231	9,516,559
Repayment of bank loans	(2,902,480)	(9,487,277)
Net cash provided by financing activities	31,006,968	29,282

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,066,561	(2,594,661)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,404,500	15,274,171
Effect of Changes in Exchange Rate	621,740	(358,913)
CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,092,801	$12,320,597

Supplemental disclosures of cash flow information:
Cash paid for interest	$638,181	$677,446
Cash paid for taxes	$5,505,089	$2,664,330
Supplementary disclosures of significant non-cash transactions:
Exercise of warrants	$5,481,749	$-
Transferred from other assets to property, plant and equipment and construction in progress	$2,096,507	$-

                                           See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal and recurring nature. Our operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in the significant accounting policies followed by us during the nine months ended September 30, 2010.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal activities of the Company consist of production and sales of fruit concentrate, fruit juice beverages, and other fruit related products in the PRC and overseas markets.   All activities of the Company are principally conducted by subsidiaries operating in the PRC.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of (i) SkyPeople Fruit Juice, Inc. (“SkyPeople”), (ii) Pacific Industry Holding Group Co., Ltd. (“Pacific”), a company incorporated under the laws of the Republic of Vanuatu and a wholly owned subsidiary of SkyPeople, (iii) Harmony MN Inc. (“HMN”), a company organized under the laws of Delaware and a wholly owned subsidiary of SkyPeople, (iv) SkyPeople Juice Group Co., Ltd., formerly known as Shaanxi Tianren Organic Food Co., Ltd. as of December 18, 2009 (“SkyPeople (China)”), a company incorporated under the laws of the People’s Republic of China (the “PRC”) and a 99.59% owned subsidiary of Pacific, (v) Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd. (PRC) (“Shaanxi Qiyiwangguo”), a company incorporated under the laws of the PRC and 91.15% owned subsidiary of SkyPeople (China), (vi) Huludao Wonder Fruit Co., Ltd. (“Huludao Wonder”), a company incorporated under the laws of the PRC and a wholly owned subsidiary of SkyPeople (China), and (vii) Yingkou Trusty Fruit Co., Ltd. (“Yingkou”), a company incorporated under the laws of the PRC and a wholly owned subsidiary of SkyPeople (China). All material inter-company accounts and transactions have been eliminated in consolidation.

The pooling method (entity under common control) is applied to the consolidation of Pacific with SkyPeople (China). The reverse merger accounting is applied to the consolidation of SkyPeople with Pacific.

Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include the provisions for doubtful accounts receivable, useful life of property, plant and equipment and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

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

If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. During the reporting periods there was no impairment loss of long-lived assets recognized.

Fair Value of Financial Instruments

FASB Accounting Standards Codification Topic on Fair Value Measurements and Disclosures (“ASC 820”) requires that the Company disclose estimated fair values of financial instruments. The carrying amounts of financial instruments reported in the balance sheets are a reasonable estimate of fair value.

Earnings Per Share

Under ASC 260-10, Earnings Per Share, basic EPS excludes dilution for Common Stock equivalents and is calculated by dividing net income available to common stockholders by the weighted-average number of Common Stock outstanding for the period. Our Series B Convertible Preferred Stock is a participating security. Consequently, the two-class method of income allocation is used in determining net income available to common stockholders.

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

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended			Nine Months Ended
	September 30,		September 30,	September 30,		September 30,
	2010		2009	2010		2009
NUMERATOR FOR BASIC AND DILUTED EPS
Net income	$3,571,646		$2,083,921	$10,000,075		$4,996,470
Net income allocated to Preferred Stock	(161,160)		(279,454)	(705,005)		(883,876)
Net income to common stockholders (Basic)	$3,410,486		$1,804,467	$9,295,070		$4,112,594

Net income	$3,571,646		$2,083,921	$10,000,075		$4,996,470
Change in fair value of warrant liability	-		-	-		-
Net income (numerator for Diluted EPS)	$3,571,646		$2,083,921	$10,000,075		$4,996,470

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted Average Common Stock outstanding	22,437,576		14,847,789	20,336,417		14,847,789
DENOMINATOR FOR BASIC EPS	22,437,576		14,847,789	20,336,417		14,847,789

Add: Weighted average preferred as if converted	1,070,098		2,298,987	1,542,031		3,190,311
Add: Weighted average stock warrants outstanding	2,878		1,355,742	17,162		1,595,260
DENOMINATOR FOR DILUTED EPS	23,510,552		18,502,518	21,895,610		19,633,360
EPS – Basic	$0.15		$0.12	$0.46		$0.28
EPS - Diluted	$0.15	*	$0.11	$0.46	*	$0.25

* The effect of change in fair value of warrant liability was not included for the computation of diluted earnings per share for the period as such inclusion would be anti-dilutive.

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the company are reported as a component of selling expenses. The shipping and handling expenses of $650,883 and $500,977 for the nine months ended September 30, 2010 and 2009, respectively, are reported as a component of selling expenses in the condensed consolidated statements of operations and comprehensive income.

Accounts Receivable

Accounts receivable and other receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. Allowance is made when collection of the full amount is no longer probable. The Company periodically evaluates its receivables for collectability based on historical experience, current economic climate, as well as recent account activities and the length of time receivables are past due, and writes off receivables when they become uncollectible.  The Company believed that its allowance for doubtful accounts was adequate as of September 30, 2010.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue from sales of products is recognized upon shipment or delivery to customers, provided that persuasive evidence of sales arrangements exist, title and risk of loss have been transferred to the customers, the sales amounts are fixed and determinable and collection of the revenue is reasonably assured. Customers have no contractual right to return products. Historically, the Company has not had any returned products. Accordingly, no provision has been made for returnable goods. The Company is not required to rebate or credit a portion of the original fee if it subsequently reduces the price of its product and the distributor still has rights with respect to that product.

Government Subsidies

A government subsidy is recognized only when the Company complies with any conditions attached to the grant and there is reasonable assurance that the grant will be received.

The Company received government subsidies for its research and development activities from different levels of Chinese Government.  As there was no specific condition or terms attached to such subsidy grants, the Company recognized such amounts as other income at the time such amounts were granted to the Company.  The government subsidies recognized were $2,381,389 and $1,557,340 for the nine months ended September 30, 2010 and 2009, respectively, and are included in other income. For the subsidy granted during the nine months ended September 30, 2010, we have received the subsidy of $171,379 in cash, and we expect to receive the balance of $2,210,010  in the fourth quarter of fiscal year 2010.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred. The Company incurred $3,437 and $5,271 in advertising and promotional costs for the nine months ended September 30, 2010 and 2009, respectively.

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

Depreciation expense included in general and administration expenses for the nine months ended September 30, 2010 and 2009 was $104,795 and $220,858, respectively. Depreciation expense included in cost of sales for the nine months ended September 30, 2010 and 2009 was $1,371,586 and $1,142,573, respectively.

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in the ASC Subtopic 360-10-5, Impairment or Disposal of Long-Lived Assets. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material.

Foreign Currency and Other Comprehensive Income

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency, however, the functional currency and the reporting currency of the Company is the United States dollar (“USD”).  Assets and liabilities of the Company’s foreign subsidiaries have been translated into USD using the exchange rate at the balance sheet date.  The average exchange rate for the period has been used to translate revenues and expenses.  Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Other comprehensive income for the nine months ended September 30, 2010 and 2009 represented foreign currency translation adjustments and were included in the condensed consolidated statements of operations and comprehensive income.

Income Taxes

Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each period end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

The Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN48), which is codified as ASC 740. ASC 740 provides guidance for recognizing and measuring uncertain tax positions, and it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. ASC 740 also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The adoption of FIN48 did not have a material impact on the Company’s consolidated financial statements.

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

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has not provided deferred taxes on undistributed earnings attributable to its PRC subsidiaries as they are to be permanently reinvested.  On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by foreign investment enterprises (“FIE”) prior to January 1, 2008 to their foreign investors will be exempt from withholding tax (“WHT”) while distribution of the profits earned by a FIE after January 1, 2008 to its foreign investors shall be subject to WHT.

Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its PRC subsidiaries do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any deferred taxes in relation to WHT on the cumulative amount of undistributed retained earnings since January 1, 2008.

Should the Company’s PRC subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be approximately $4,082,408 and $2,704,119 as of September 30, 2010 and December 31, 2009, respectively.

Research and Development

Research and development costs are expensed when incurred and are included in operating expenses.  The expenses were $816,786 and $827,363 for the nine months ended September 30, 2010 and 2009, respectively.

New Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-13, Compensation—Stock Compensation (ASC Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. This ASU codifies the consensus reached in EITF Issue No. 09-J, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. This is effective for financial years beginning after December 15, 2010. The adoption of this update does not have any material impact on our results of operations or financial position.

In March 2010, the FASB issued ASU No. 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates—an announcement made by the staff of the U.S. Securities and Exchange Commission. The purpose of this ASU was to codify the SEC staff announcement made at the March 18, 2010 EITF meeting providing the SEC staff’s views on certain foreign currency issues related to investments in Venezuela. This became effective on March 18, 2010. The adoption of this update does not have any material impact on our results of operations or financial position.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, the amendments in the ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have any material impact on the Company’s financial statements.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics, thereby amending the FASB Accounting Standards CodificationTM (Codification). This ASU resulted from a review by the FASB of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The FASB believes the amendments do not fundamentally change U.S. GAAP. However, certain clarifications on embedded derivatives and hedging reflected in Topic 815, Derivatives and Hedging, may cause a change in the application of the guidance in Subtopic 815-15. Accordingly, the FASB provided special transition provisions for those amendments. The ASU contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after the date this ASU was issued (February 2, 2010). The provisions of ASU 2010-08 did not have any material impact on the Company’s financial statements.

In January 2010, the FASB issued Codification Accounting Standards Update No. 2010-06 (ASU No. 2010-06), improving Disclosure about Fair Value Measurements, under Topic 820, Fair Value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of input for transfers in and out of Levels 1 and 2, and activity in Level 3.  This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about input and valuation techniques. ASU No. 2010-06 new disclosures and clarification of existing disclosure is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for financial statements issued for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of ASU No. 2010-06 new disclosures and clarification of existing disclosure did not have any material impact on our condensed consolidated financial statements. The Company is currently assessing the impact, if any, of ASU No. 2010-06 disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements on our condensed consolidated financial statements.

3.           ACQUISITION OF YINGKOU

On November 25, 2009, the Company completed the acquisition of Yingkou Trusty Fruits Co., Ltd. (“Yingkou”), an apple concentrate producer, pursuant to the Stock Purchase Agreement that SkyPeople (China) entered with Xi’an Dehao Investment & Consulting Co., Ltd. on November 18, 2009. Yingkou was in the process of completing the construction of its new facility at the time of the acquisition and is expected to formally commence production in the fourth quarter of 2010. The Company believed that acquiring an apple concentrate production business would enhance the Company’s future growth opportunities and develop additional market share in the fruit juice business in the PRC. The net cash purchase price was RMB 22,700,000 or approximately $3,323,913.  In accordance with ASC Top 805, Business Combinations, we allocated the purchase price to tangible assets and intangible assets of Yingkou based on their estimated fair value.  We estimated that the book value of the property, plant and equipment acquired approximated the fair value of similar assets available on the market based on the information available, as they were newly constructed.  Accordingly, we allocated $1,880,046 to various items of current assets and $4,840,218 to property, plant and equipment acquired.  The excess purchase price over the fair value of net tangible assets acquired, which was $266,499, was attributable to an identifiable intangible asset, the land usage right, based on estimates and assumptions determined by management. The economic life of this land usage right was approximately 50 years and the land usage right is amortized over 50 years on the straight-line basis.  No goodwill was recognized.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the fair value of Yingkou’s assets and liabilities acquired as of November 25, 2009:

ASSETS
Cash	$3,420
Prepaid expenses and other current assets	1,505,498
Other receivables	362,441
Inventory	12,107
Property, plant and equipment	4,840,218
Land usage right	350,283
Other assets	54,406
TOTAL ASSETS	$7,128,373

LIABILITIES
Accounts payable	$97,066
Accrued expenses	9,399
Other payables	3,697,995
TOTAL LIABILITIES	$3,804,460

NET ASSETS	$3,323,913

Yingkou began its pilot production on September 20, 2010 and formally commenced production in early November of 2010.

4.          INVENTORIES

 Inventories by major category are summarized as follows:
	September 30,	December 31,
	2010	2009

Raw materials and packaging	$1,095,407	$746,763
Finished goods	5,770,952	4,178,862
Inventories	$6,866,359	$4,925,625

5.           PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:
	September 30, 2010	December 31, 2009

Machinery and equipment	$15,608,860	$14,793,155
Furniture and office equipment	271,594	237,443
Motor vehicles	416,900	260,812
Buildings	13,752,028	11,882,442
Construction in progress	4,466,497	3,601,296
Subtotal	34,515,879	30,775,148
Less: accumulated depreciation	(8,442,741)	(6,919,500)
Net property and equipment	$26,073,138	$23,855,648

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

There were no impairment provisions made at September 30, 2010 and December 31, 2009, respectively. On November 25, 2009, the Company completed the acquisition of Yingkou. After the acquisition, the Company began renovation of its facility, office building and industrial waste water processing facility. The Company capitalized $4,360,849 as construction in progress of Yingkou as of September 30, 2010. Yingkou began its pilot production on September 20, 2010 and formally commenced production in early November of 2010.  The Company began to build its fructose production line in its Jingyang facility in September 2009. The Company capitalized $105,648 as construction in progress of Jingyang facility as of September 30, 2010. This production line was completed in early November of 2010.

6.           LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. All land ownership is held by the government of the PRC, its agencies and collectives.  Companies or individuals are authorized to use the land only through land usage rights granted by the PRC government. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Accordingly, the Company paid in advance for land usage rights. Prepaid land use rights are being amortized and recorded as lease expenses using the straight-line method over the terms of the leases, which range from 30 to 50 years. The amortization expense was $189,551 and $125,317 for the nine months ended September 30, 2010 and 2009, respectively.

7.           INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the nine months ended September 30, 2010 and September 30, 2009. The applicable income tax rate for the Company for each of the nine months ended September 30, 2010 and 2009 was 30% and 27%, respectively.

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules imposed a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign-invested enterprises in the PRC, unless they qualify under certain limited exceptions. In December 2006, SkyPeople (China) was awarded the status of a nationally recognized High and New Technology Enterprise in Shaanxi Province, which entitled SkyPeople (China) to a tax-free treatment from January 2007 to December 2008. As such, starting from January 1, 2009, three of the Company’s subsidiaries in the PRC, including SkyPeople (China), Shannxi Qiywangguo and Huludao Wonder, were subject to an enterprise income tax rate of 25%. Yingkou Trusty has not yet commenced operating activities and as such was not subject to income taxes in the nine months ended September 30, 2010 and 2009.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, Income Taxes. The income tax expense was $4,823,980 and $1,998,227 for the nine months ended September 30, 2010 and September 30, 2009, respectively, and it was $1,395,109 and $782,660 for the three months ended September 30, 2010 and September 30, 2009, respectively.  The Company had recorded no deferred tax assets or liabilities as of September 30, 2010 and 2009, since nearly all differences in tax basis and financial statement carrying values are permanent differences.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income Tax Expenses
Current	$1,395,109	$782,660	$4,823,980	$1,998,227
Deferred	—	—	—	—
Total	$1,395,109	$782,660	$4,823,980	$1,998,227

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effective income tax expenses differed from the PRC statutory income tax rate of 25% from continuing operations in the PRC are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Statutory income tax rate	25%	25%	25%	25%
Permanent adjustments	1%	1%	5%	2%
Effective income tax rate	26%	26%	30%	27%

8.           SHORT-TERM LOANS

As of September 30, 2010 the balance of the short-term loans totaled RMB 64,100,000 (or $9,580,749 based on the exchange rate on September 30, 2010), with interest rates ranging from 4.86% to 9.027% per annum. These loans were collateralized by land and buildings and will be due from November 2010 to June 2011.

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

The Company issued 4,666,667 warrants to the investors in the private placement transaction pursuant to the Stock Purchase Agreement dated February 26, 2008 with certain reset exercise price provisions. The reset provisions were recorded at their relative fair values at issuance and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense). These warrants will continue to be reported as a liability until such time when they are exercised or expire. The fair value of these warrants is estimated using the Monte-Carlo simulation methods.

As of January 1, 2009, the grant date fair value of these warrants in the amount of $nil was reallocated from additional paid-in-capital and a warrant liability was recorded in the amount of $7,420,000, being the fair value of the warrants on January 1, 2009 offset by an adjustment to retained earnings of $7,420,000.

On June 2, 2009, the Company entered into an Exchange Agreement with the investors in the private placement transaction, pursuant to which the Company issued to the Investors warrants to purchase an aggregate of 4,333,333 shares of Common Stock at a reduced exercise price (the “New Warrants”) in exchange for warrants to purchase an aggregate of 4,666,667 shares of Common Stock which had been issued to the Investors in February 2008 with an exercise price of $2.55 per share.  The fair value of the New Warrants was determined to be $15,600,000; accordingly, the Company recorded $8,180,000 in other expense relating to the change in the fair value of these warrants.

On November 3, 2009, 3,105,000 shares of Common Stock were issued in a public offering of these shares issued upon exercise of the warrants, and accordingly the Company recorded $9,100,000 in other income relating to the change in the fair value of the warrants. The fair value of the warrants of $4,657,500 upon exercise on November 3, 2009 were credited against additional paid in capital.

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

During the nine months ended September 30, 2010, certain holders of warrants exercised warrants to purchase 1,228,333 shares of Common Stock. As of September 30, 2010, there were no remaining warrants outstanding from the private placement of February 2008; and accordingly the Company recorded $2,103,832 in other expense relating to the change in the fair value of the warrants. The fair value of the warrants upon exercise on September 30, 2010 of $5,481,749 was credited against additional paid- in capital.

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

The following table presents a reconciliation of the warrant liabilities measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2010 to September 2010:

Warrant liabilities
Balance at January 1, 2010	$3,377,917
Change in fair value included in earnings	2,103,832
Exercise of warrants in the nine months ended September 30, 2010	(5,481,749)
Balance at September 30, 2010	$-

For the nine months ended September 30, 2010, the net adjustment to fair value resulted in a loss of $2.1 million and is included in “Changes in the fair value of warrant liability” on the accompanying condensed consolidated statement of operations.

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.           COMMON STOCK

As of September 30, 2010, the Company had 25,591,402 shares of Common Stock issued and outstanding and 3,605,147 shares of Series B Convertible Preferred Stock issued and outstanding, including (i) 2,000,000 shares held in escrow as make good escrow shares in connection with our 2008 private placement, which shares are in the process of being released to the Company and will be canceled upon release, and (ii) 1,605,147 shares held by two shareholders of record, which shares can be converted into 1,070,099 shares of Common Stock.   As of September 30, 2010, the Company had outstanding warrants to purchase 100,000 shares of Common Stock. Assuming all warrants to purchase 100,000 shares of Common Stock with an exercise price of $4.50 per share are exercised and all shares of Series B Convertible Preferred Stock are converted, the total number of shares of Common Stock to be issued and outstanding will be 26,761,501.

During the nine months ended September 30, 2010, holders of our warrants exercised warrants to purchase 1,228,333 shares of Common Stock, for which the Company received approximately $3.1 million in gross proceeds, and holders of our Series B Convertible Preferred Stock converted 1,843,333 shares of Series B Convertible Preferred Stock into 1,228,890 shares of Common Stock.

On August 30, 2010, we closed the sale of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company.

11.           COMMITMENTS AND CONTINGENCIES

The following contractual obligations servicing table describes the Company’s overall future cash obligations based on various current contracts in the next year:

	Payment Due by Period (as of September 30,2010)
	Total	Less than 1 Year
Short-term loans	$9,580,749	$9,580,749
Interest on short-term loans	404,083	404,083
Short-term notes payable	749,824	749,824
Contracts with Shaanxi Normal University*	269,038	269,038
Construction in progress	445,779	445,779
Acquisition of plant and machinery	1,224,262	1,224,262
Total	$12,673,735	$12,673,735

*The Company has two research and development contracts with Shaanxi Normal University to develop new products. These two contracts are from August 2008 to December 2010, with a monthly payment of RMB 600,000, or $89,679.

As of September 30, 2010, the Company did not have any non-cancelable operating agreements or purchase obligations.

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

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.           NONCONTROLLING INTEREST

Non-controlling interests represent the minority stockholders’ share of 8.85% of the equity interest in Qiyiwangguo, and 0.41%  equity interest in SkyPeople (China).

The table below reflects a reconciliation of the equity attributable to the non-controlling interests:

	Nine Months Ended September 30,
	2010	2009
Noncontrolling interests
Beginning balance	$2,762,146	$1,546,319
Comprehensive income attributable to the noncontrolling interests	1,158,522	500,290
Ending balance	$3,920,668	$2,046,609

13.           OTHER ASSETS

Other assets as of September 30, 2010 included deposits of $3,925,876 to purchase machinery and equipment in SkyPeople (China), which were mainly for the fructose line; deposits of $439,115 mainly for the purchase of a glass bottle blowing system in the Qiyiwangguo factory; deposits of $5,407,104 in the Yingkou factory, which were mainly for the purchase of machinery and equipment for the concentrated apple juice line and deposits for the related construction project; and $924,695 in the Huludao Wonder factory, which were mainly for the construction project related with the concentrated apple juice line.

14.            SUBSEQUENT EVENT

On October 30, 2010, the Company’s Yingkou facility completed the construction of a 20 ton per hour concentrated apple juice production line, and formally commenced production in early November of 2010.  The $4,360,849 capitalized in the construction in progress of as of September 30, 2010 was transferred to the fixed assets.

On November 8, 2010, the Company’s Jingyang factory completed the construction of its fructose production line. The $105,648 capitalized in the construction in progress of as of September 30, 2010 was transferred to the fixed assets.

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

Our fruit juice concentrates include apple, pear and kiwifruit concentrates. We sell our fruit juice concentrates to domestic customers and export directly or via distributors. We estimate 26% and 18% of our sales in the nine months ended September 30, 2010 and 2009, respectively, were generated from markets other than the PRC.   Since we sell to distributors in the PRC and therefore are not certain exactly where our exported fruit juice concentrated products are ultimately sold, we estimate that our main export markets are the United States, the European Union, South Korea, Russia and the Middle East.  We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC.  We sell our other fruit related products to domestic customers.   Sales of our fruit concentrates, fruit beverages and other fruit related products represented approximately 52%, 31%, and 17% of our revenue, respectively, for the nine months ended September 30, 2010, compared to approximately 49%, 36% and 15%, respectively, for the same period of 2009.  For the nine months ended September 30, 2010, our total sales reached $49,306,860, an increase of $25,834,143, or 110.1%, compared to $23,472,717 for the same period of 2009.

Specialty fruit juices, or small breed fruit juice, are juices squeezed from fruits that are grown in relatively small quantities such as kiwifruit juice, mulberry juice, and pomegranate juice, and juices with small output due to various factors including technical challenges in the production process even though the fruits from which the juices are made are grown in large quantities and commonly available, such as pear. Our specialty juice beverage offering includes kiwifruit juice, mulberry juice and, starting from the second quarter of 2010, turnjujube juice.  In the nine months ended September 30, 2010, we generated $1,833,572 of revenue, or 4% of our total revenue, from our sales of turnjujube juice to Xi'an Boai Pharmaceutical Corporation Limited ("Boai") for use in Boai's production of Chinese medicines.

We operate four manufacturing factories in the PRC. Two of these factories are located in Shaanxi Province and the other two are located in Liaoning Province.  All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods.  To take advantage of economies of scale and to enhance our production efficiency, each of our manufacturing facilities has a focus on producing single fruit based concentrates and beverages according to the proximity of such manufacturing facility to the supply center of that fruit. Our kiwifruit processing facilities are located in Zhouzhi County, Shaanxi Province, which has the largest planting area of apples and kiwifruit in China. Our pear processing facility is also located in Shaanxi Province, which is the main pear producing province in China. We have two apple processing facilities in Liaoning Province, a region that abounds with high acidity apples.  We believe that these regions will provide adequate supply of raw materials for our production needs in the foreseeable future.

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

In June 2010, we signed sales contracts for approximately 1,500 tons of pear fructose with several distributors in the amount of $2.3 million. We began to build our fructose production line in our Jingyang facility in September 2009.  Due to incorrect delivery of certain equipment by the equipment manufacturer, the completion date for the project was delayed from May 2010 and it was completed in early November of 2010. We expect the capacity of the production line to be 3,000 tons per year.  These fructose sales agreements went into effect upon the commencement of production in early November and will expire in September 2011. Although we currently plan to use the new fructose production line to produce pear fructose, this production may also be used to produce apple fructose from apple juice concentrates.

We currently market our Hedetang brand fruit beverages in only certain regions of the PRC.  It is available in over 70 retail outlets in different cities. We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In January 2010, we engaged a beverage distributor in Beijing to focus on the sales and marketing of our fruit juice and fruit cider beverages to food and beverage wholesalers and retailers in the Beijing area. In the nine months ended September 30, 2010, sales of our beverages in the Beijing area generated revenue of approximately $3.8 million, or 7.7% of our total revenue, compared to nil in the same period of 2009.

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

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverage quality.  As of September 30, 2010, we had an internal research and development team of approximately 41 people, and we retain one research institution for additional consultation.  Our research and development effort emphasizes the design and development of our processing technology with the goal of decreasing processing costs, optimizing our production capabilities and maintaining product quality.  We intend to continue to invest in research and development to respond to and anticipate customer needs.  Our research and development expenses were $816,786 and $827,363, respectively, for the nine months ended September 30, 2010 and 2009, respectively.

Third Quarter of Fiscal 2010 Highlights

•	Revenue increased to $18.2 million for the third quarter of fiscal 2010, an increase of $7.6 million or 71.5%, compared to $10.6 million for the third quarter of 2009.
•	Gross profit margin decreased slightly by 0.3% to 36.2% for the third quarter of fiscal 2010 from 36.3% for the same quarter of fiscal 2009.
•
Operating expenses as a percentage of revenue decreased by 31.9% to 6.2% for the third quarter of fiscal 2010 from 9.1% for the same quarter of fiscal 2009, primarily due to the increase in revenue, as most of our operating expenses are fixed cost.

•	Income from operations increased by $2.6 million, or 89.7%, to $5.5 million for the third quarter of fiscal 2010 from $2.9 for the same quarter of fiscal 2009 due to the increase in revenue.
•	Net income attributable to the Company increased by $1.5 million, or 71.4%, to $3.6 million for the third quarter of fiscal 2010 as compared with $2.1 million for the same quarter of fiscal 2009.

Closing of $25.9 Million Public Offering of Common Stock

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company. The following table presents the capital projects that we identify as priority capital projects, for which we intend to use the proceeds from this offering first and primarily:

Facility	Priority Projects	Capital Expenditure (in million)
Huludao Wonder	A refrigeration storage and a concentrated fruit juice mixing center	$4.4
Huludao Wonder	A 50 ton/hour concentrated apple juice production line	10.7
Huludao Wonder	A fruit juice beverage production line	3.0
Huludao Wonder	Construction and environmental project expenses	6.7
Qiyiwangguo	A PET bottle blowing machine system	3.2
Qiyiwangguo	A 24,000 PET bottle/hour fruit juice beverage aseptic cold-filling line	10.0
Qiyiwangguo	A refrigeration storage unit	7.5
Qiyiwangguo	Construction and environmental project expenses	0.8
Total Capital Expenditure on Priority Projects		$46.3

The construction of the beverages line and environmental projects in Huludao Wonder factory started on September 28, 2010. We have ordered the machinery for our beverages line and expect it to operate in the first quarter of 2011. The Construction and environmental project is expected to complete in July 2011. We plan to start the construction of the apple juice production line, a refrigeration storage unit and a concentrated fruit juice mixing center in the second quarter of 2011, and expect to complete in the fourth quarter of 2011.  We plan to start the projects of Qiyiwangguo in the second quarter of 2011, which are expected to be financed though the operating cash flows.

Construction of Jingyang Factory

In June 2010, we signed sales contracts for approximately 1,500 tons of pear fructose with several distributors in an amount of RMB 15,311,118 (or $2.3 million based on the exchange rate as of September 30, 2010). We began to build our fructose production line in our Jingyang facility in September 2009.  We expect the capacity of the production line to be 3,000 tons per year.  Due to incorrect delivery of certain equipment by the equipment manufacturer, the completion date for the project was delayed from May 2010 and it was completed in early November of 2010.  These fructose sales agreements went into effect upon the commencement of production in early November and will expire in September 2011.  Although we currently plan to use the new fructose production line to produce pear fructose, this production may also be used to produce apple fructose from apple juice concentrates.

In addition, we plan to add another 20 tons per hour concentrated fruit juice line as part of our 2010 capital expenditure plan using the cash generated from operating cash flow. We already ordered the machinery for this production line. If we were to set it up now as is, it could impact the production of this squeezing season. Management decided to postpone and instead set it before the squeezing season of next year.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended September 30, 2010.  These highlights are not intended to be a full discussion of our operating results for this quarter.  These highlights should be read in conjunction with the following discussion and with our unaudited condensed consolidated financial statements and notes thereto accompanying this Quarterly Report.

Construction of Yingkou Factory

We began the construction of Yingkou factory since it was acquired on November 25, 2009.  Due to the delay in construction, the completion date for the project was delayed from August 2010. Yingkou began its pilot production on September 20, 2010 and commenced formal production in early November of 2010.

Results of Operations and Business Outlook

Revenues

The following table presents our consolidated revenues for our main products for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Concentrated apple juice and apple aroma	$2,167	$996	117.6%	$7,785	$2,625	196.6%
Concentrated pear juice	3,325	3,173	4.8%	9,150	6,674	37.1%
Concentrated kiwifruit juice and kiwifruit puree	2,301	748	207.6%	8,891	2,177	308.4%
Fresh kiwifruit	3,005	2,973	1.1%	6,573	3,449	90.6%
Fruit juice beverages	5,453	2,030	168.6%	11,816	6,470	82.6%
Fruit cider beverages	1,927	657	193.3%	3,257	2,050	58.9%
Other	11	28	(60.7%)	1,834	28	6,450%
Consolidated	$18,189	$10,605	71.5%	$49,306	$23,473	110.1%

Revenue for the three months ended September 30, 2010 was $18.2 million, an increase of $7.6 million, or 71.5%, when compared to $10.6 million for the same period of the prior year. This increase was primarily due to an increase in sales of concentrated fruit juice and fruit juice beverages.

Sales from apple related products increased by $1.1 million, or 117.6%, to $2.1 million for the three months ended September 30, 2010, compared to $1.0 million for the same period of 2009, primarily due to a recovery in demand for concentrated apple juice in the international market coupled with an increase in the unit price in the apple squeezing season of 2010. In terms of sales volume, we sold approximately 2,252 tons of concentrated apple juice in the third quarter of 2010, compared with approximately 1,216 tons in the same period of 2009, representing an increase of 85.2%.

Sales of concentrated pear juice increased to $3.3 million in the third quarter of 2010, an increase of $0.1 million, or 4.8%, from $3.2 million in the same quarter of 2009, primarily due to an increase in price of concentrated pear juice in the international market. In terms of sales volume, we sold approximately 3,879 tons of concentrated pear juice in the third quarter of 2010, compared with approximately 3,820 tons in the same period of 2009, representing an increase of 2%.

Sales from concentrated kiwifruit juice and kiwifruit puree were $2.3 million for the third quarter of 2010, an increase of $1.6 million, or 207.6%, from $0.7 million in the same quarter of 2009, primarily due to an increase in price of concentrated kiwifruit puree and an increase in the sales volume of kiwifruit puree as a result of increased production of kiwifruit puree in the third quarter of 2010 compared with the same quarter of the previous year. We did not produce any kiwifruit puree in the third quarter of fiscal year 2009 due to the shortage of kiwifruit. However, we produced 2,004 tons of kiwifruit puree in September of 2010, as we were able to purchase fresh kiwifruit in the market as a result of favorable weather in the squeezing season of kiwifruit in fiscal year 2010.

Revenue from our fruit juice and cider beverages in the PRC increased to $7.4 million, an increase of $4.7 million or 174.1%, compared to $2.7 million for the same period of fiscal 2009, due to our enhanced marketing efforts and an increase in market demand for fruit juice beverages in the PRC.

Revenue for the nine months ended September 30, 2010 was $49.3 million, an increase of $25.8 million, or 110.1%, when compared to $23.5 million for the same sales period of the prior year. This increase was primarily due to an increase in sales of concentrated fruit juice, fresh kiwifruit and fruit juice beverages.

Sales from apple related products increased $5.2 million, or 196.6%, to $7.8 million for the nine months ended September 30, 2010, compared to $2.6 million for the same period of 2009, primarily due to an increase in demand for concentrated apple juice in the international market coupled with an increase in the unit price in the apple squeezing season of 2010. In addition, we produced more concentrated apple juice in the nine months ended September 30, 2010 compared with the same period of last year, driven by a higher demand for our products in the market, so our inventory reserve was able to support higher sales in the nine months ended September 30, 2010 compared to the same period of 2009.

Sales of concentrated pear juice increased to $9.2 million in the nine months ended September 30, 2010, an increase of $2.5 million, or 37.1%, from $6.7 million in the same period of 2009. Sales of concentrated kiwi juice and kiwi puree increased to $8.9 million in the nine months ended September 30, 2010, an increase of $6.7 million, or 308.4%, from $2.2 million in the same period of 2009. The increase in sales of concentrated pear juice and concentrated kiwi juice and kiwi puree was mainly due to the increase in our production volume and sales volume coupled with an increase in price of our products in the market. Due to the instability of the world financial markets and their influence on the global economy, the demand for concentrated juices in the international market decreased in the nine months ended September 30, 2009. We did not reach our full production capacity in the nine months ended September 30, 2009, and the lower inventory reduced our sales during that time. However, we saw a recovery of market demand and price in our concentrated fruit juice in the nine months ended September 30, 2010, and comparably more products were produced to meet the market demand in the nine months ended September 30, 2010.

In July 2009, we set up a Vegetable and Fresh Fruits Division to promote the sales of fresh kiwifruit in the Chinese domestic market. As a result, sales of fresh kiwifruit increased by $3.2 million, or 90.6%, to $6.6 million for the nine months ended September 30, 2010, as compared to $3.4 million for the same period of 2009.

The revenue from our fruit juice and cider beverages in the PRC for the nine months ended September 30, 2010 increased to $15.1 million, an increase of $6.6 million, or 77.6%, compared to $8.5 million for the same period of fiscal 2009. Historically, we had only sold our fruit beverages regionally in Shaanxi Province and other nearby cities in the PRC. On January 7, 2010, we engaged a beverage distributor in Beijing to focus on the sales and marketing of our fruit beverages to food and beverage wholesalers and retailers in the Beijing area. One of our strategies is to broaden the geographic presence of our brand-named fruit beverages and expand production and sales of higher margin fruit beverages in the PRC. As Chinese per capita fruit juice consumption is lower compared with the world’s average, and as the middle class expands and increases its wealth, we believe that there is great domestic market potential for our fruit juice beverages.

Gross Margin

The following table presents the consolidated gross profit of our main products and the consolidated gross profit margin, which is gross profit as a percentage of related revenues, for the three months and nine months ended September 30, 2010 and 2009, respectively (in thousands):
	Three Months Ended September 30,			Nine Months Ended September 30,
Gross profit	2010	2009	% Change	2010	2009	% Change
Concentrated apple juice and apple aroma	$319	$205	55.6%	$1,419	$791	79.4%
Concentrated pear juice	925	1,189	(22.2%)	3,166	2,582	22.6%
Concentrated kiwifruit juice and kiwifruit puree	1,002	341	193.8%	5,403	954	466.4%
Fresh kiwifruit	1,094	1,311	(16.6%)	2,977	1,609	85.0%
Fruit juice beverages	2,240	480	366.7%	4,600	1,743	163.9%
Fruit cider beverages	1,000	312	220.5%	1,698	1,008	68.5%
Other	5	13	(61.5%)	842	13	6,376.9%
Consolidated	$6,585	$3,851	71.0%	$20,105	$8,700	131.1%

			% Change			% Change
Gross profit margin
Concentrated apple juice and apple aroma	14.7%	20.6%	(28.6%)	18.2%	30.1%	(39.5%)
Concentrated pear juice	27.8%	37.5%	(25.9%)	34.6%	38.7%	(10.6%)
Concentrated kiwifruit juice and kiwifruit puree	43.5%	45.6%	(4.6%)	60.8%	43.8%	38.8%
Fresh kiwifruit	36.4%	44.1%	(17.4%)	45.3%	46.7%	(3.0%)
Fruit juice beverages	41.1%	23.6%	74.2%	38.9%	26.9%	44.6%
Fruit cider beverages	51.9%	47.5%	9.3%	52.1%	49.2%	5.9%
Other	45.5%	46.4%	(1.9%)	45.9%	46.4%	(1.1%)
Consolidated	36.2%	36.3%	(0.3%)	40.8%	37.1%	10.0%

The consolidated gross profit for the three months ended September 30, 2010 was $6.6 million, an increase of $2.7 million, or 71.0%, compared to $3.9 million for the same period of 2009, primarily due to the significant increase in revenue.

The consolidated gross profit margin for the three months ended September 30, 2010 was 36.2%, a decrease of 0.3%, compared to 36.3% for the same period of 2009. The decrease in consolidated gross margin in the three months ended September 30, 2010 was primarily due to a decrease in gross margin of concentrated fruit juice and fresh kiwifruit, which was offset by an increase in gross margin of fruit beverages.

The gross profit margin of concentrated apple juice was 14.7% for the three months ended September 30, 2010, representing a decrease of 28.6% as compared to the same period of 2009. The gross profit margin of concentrated pear juice was 27.8% for the three months ended September 30, 2010, representing a decrease of 25.9% as compared to the same period of 2009. The gross profit margin of concentrated kiwifruit juice and kiwifruit puree was 43.5% for the three months ended September 30, 2010, representing a decrease of 4.6% as compared to the same period of 2009. The decrease in the gross profit margin of our concentrated fruit juice was primarily due to an increase in the price of fresh fruits in the Chinese market, which was partially offset by an increase in the price of concentrated fruit juice during the third quarter of 2010, as a result of an increase in demand for our products in the market.

The gross profit margin of fresh fruits decreased by 17.4% to 36.4% for the three months ended September 30, 2010, as compared to 44.1% for the same period of 2009, primarily due to an increase in the price of fresh fruits that we purchased from local farmers.

The gross profit margin of our fruit juice beverages increased to 41.1%, an increase of 74.2% for the three months ended September 30, 2010, from 23.6% for the same period of 2009.  The gross margin of our fruit cider beverages increased to 51.9%, an increase of 9.3%, for the three months ended September 30, 2010 from 47.5% for the same period of 2009. The increase in gross margin of our beverages was mainly due to an increase in the gross margin of our concentrated kiwifruit juice and kiwifruit puree in the first half of the year, which are the raw materials of our fruit beverages.

Consolidated gross margin increased by 10.0% for the nine months ended September 30, 2010, from 37.1% to 40.8%, compared to the same period of fiscal 2009. Gross margin in the nine months ended September 30, 2010 was $20.1 million, an increase of $11.4 million, or 131.0%, compared to $8.7 million for the same period of fiscal 2009. The increase in gross profit margin as a percentage of revenue for the nine months ended September 30, 2010 was primarily due to an increase in the gross margins of concentrated kiwifruit juice and kiwifruit puree and fruit beverages, which was partially offset by a decrease in the gross margin of concentrated apple juice and apple aroma, concentrated pear juice and fresh kiwifruit.

The gross profit margin of concentrated kiwifruit juice and kiwifruit puree increased by 38.8% to 60.8% for the nine months ended September 30, 2010, as compared to 43.8% for the same period of 2009, which was mainly due to the large decrease in the general price of fresh kiwifruit in the first quarter of 2010. Generally, we do not process fresh kiwifruit in the first quarter because of the shortage in raw material. However, because of the abundant output of fresh kiwifruit this year, we were able to produce kiwifruit puree and concentrated kiwifruit puree at a lower material cost.  In addition, as we produced more concentrated kiwifruit juice and kiwifruit puree and increased the utilization of one of our factories in the nine months ended September 30, 2010 compared with the same period of 2009, the fixed costs were spread over the increased output, which improved profit margin.

The gross profit margin of concentrated apple juice and apple aroma decreased by 39.5% to 18.2% for the nine months ended September 30, 2010, as compared to 30.1% for the same period of 2009. The gross profit margin of concentrated pear juice decreased by 10.6% to 34.6% for the nine months ended September 30, 2010, as compared to 38.7% for the same period of 2009.  The decrease in the gross margin of concentrated apple juice and apple aroma and concentrated pear juice was mainly due to an increase in the price of fresh apples and pears. The increase in the price of fresh apples and pears was partially offset by an increase in the selling price of concentrated apple juice and concentrated pear juice in the nine months ended September 30, 2010.

The gross profit margin of our beverages increased by 29.4% for the nine months ended September 30, 2010 as compared to the same period of last fiscal year. The increase in the gross margin of fruit beverages was attributable to the increase in the gross margin of our concentrated kiwifruit juice and kiwifruit puree, which are the raw materials of our fruit beverages.

The gross profit margin of fresh fruits decreased by 3.0% for the nine months ended September 30, 2010 as compared to the same period of 2009, primarily due to an increase in the price we paid for higher quality fruit that we sold in the domestic PRC.

Operating Expenses

The following table presents consolidated operating expenses (in thousands) and operating expenses as a percentage of revenue for the three months and nine months ended September 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited)	2010	2009	% Change	2010	2009	% Change
General and administrative	$623	$502	24.1%	$2,237	$1,469	$52.3%
Selling expenses	238	188	26.6%	816	564	44.7%
Research and development	271	276	(1.8%)	817	827	(1.2%)
Consolidated	$1,132	$966	17.2%	$3,870	$2,860	$35.3%

As a percentage of revenue
General and administrative	3.4%	4.7%	(27.7%)	4.5%	6.3%	(28.6%)
Selling expenses	1.3	1.8	(27.8%)	1.7	2.4	(29.2%)
Research and development	1.5	2.6	(42.3%)	1.7	3.5	(51.4%)
Consolidated	6.2%	9.1%	(31.9%)	7.8%	12.2%	(36.1%)

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses increased by 17.2% to $1.1 million and by 35.3% to $3.9 million for the three and nine months ended September 30, 2010, respectively, from $1.0 million and $2.9 million for the corresponding periods in fiscal 2009, respectively. The increase in operating expenses was mainly due to an increase in general and administrative expenses and selling expenses, which was partially offset by a decrease in research and development expenses.

General and administrative expenses increased by $0.1 million, or 24.1%, to $0.6 million and by $0.7 million, or 52.3%, to $2.2 million for the three and nine months ended September 30, 2010, respectively, from $0.5 million and $1.5 million for the same periods of fiscal 2009, respectively.  The increase in general and administrative expenses was mainly due to the consolidation of Yingkuo’s operating results with those of SkyPeople (China) after the acquisition in November 2009 and the increase in payroll and related expenses as the result of a larger headcount to handle the rise in sales volume.

Selling expenses increased by $50 thousand, or 26.6%, to $238 thousand and by $0.2 million, or 44.7%, to $0.8 million for the three and nine months ended September 30, 2010, respectively, from $188 thousand and $0.6 million for the same periods of fiscal year 2009, respectively. This was mainly due to an increase in freight and transportation expenses as a result of the increase in sales.

Research and development expenses decreased slightly by $5 thousand, or 1.8%, to $271 thousand and by $10 thousand, or 1.2%, to $817 thousand for the three months and nine months ended September 30, 2010, respectively, from $276 thousand and $827 thousand for the same periods of fiscal 2009. This decrease was mainly due to the appreciation of Chinese currency when it was converted into U.S. dollars. We entered into two contracts with an outside research institute to research and develop new products in fiscal year 2008.  These two contracts were from August 2008 to December 2010, with a monthly payment of RMB 600,000, or $89,679 according to the exchange rate of September 30, 2010.

Income from Operations

Income from operations increased to $5.5 million, an increase of $2.6 million, or 89.7%, for the three months ended September 30, 2010 from $2.9 million for the same period of 2009.  As a percentage of revenue, income from operations was approximately 30.0% for the three months ended September 30, 2010 compared to 27.2% for the same period of 2009.  The increase in income from operations was mainly due to the increase in revenue.

In the nine months ended September 30, 2010, income from operations increased by $10.4 million, or 179.3%, to $16.2 million from $5.8 million for the corresponding period in 2009. As a percentage of net sales, income from operations was approximately 32.9% for the nine months ended September 30, 2010, an increase of 32.1% as compared to 24.9% for the corresponding period in fiscal 2009. The increase in the percentage of net sales was due to an increase in gross margin, which was offset by an increase in operating expenses, as previously discussed.

Other Income (Expense), Net

Other expense, net was $0.1 million for the three months ended September 30, 2010, an increase of $0.3 million as compared to other income of $0.2 million in 2009, primarily due to an decrease of $0.4 million in other income. In the third quarter of 2009, we had a rental income of $152,994 from the rent of a freezer in Shaanxi Qiyiwangguo, and an income of $167,847 from the resale of fresh vegetables from SkyPeople (China). We did not have similar sales in the same quarter of this year.

Other expense, net was $0.4 million for the nine months ended September 30, 2010, an increase of $2.0 million as compared to other income, net of $1.6 million for the same period of 2009, primarily due to an increase in other expense from the change in fair value of warranty liability.

Income Tax

Our provision for income taxes was $1.4 million and $4.8 million for the three and nine months ended September 30, 2010, respectively, an increase of $0.6 million, or 75.0%, and $2.8 million, or 140%, from $0.8 million and $2.0 million for the three and nine months ended September 30, 2009, respectively.  The increase in tax provision was due to an increase in income before taxes.  Our effective tax rate was 26% and 30% (excluding the change in fair value of warrant liabilities) for the three and nine months ended September 30, 2010, respectively. Our effective tax rate was 26% and 27% for the three and nine months ended September 30, 2009, respectively.

We adopted ASC Topic 740, Income Taxes, on July 1, 2007 and have had no material adjustment to liabilities to unrecognized income tax benefits since its adoption.

Noncontrolling Interest

As of September 30, 2010, SkyPeople (China) held a 91.15% interest in Qiyiwangguo and Pacific held a 99.59% interest in SkyPeople (China).  Net income attributable to noncontrolling interests, which is deducted from our net income, was $0.4 million and $1.1 million for the three and nine months ended September 30, 2010, respectively, compared to $0.2 million and $0.5 million for the same period of 2009, respectively.  The increase in the net income attributable to noncontrolling interests was mainly due to the increase in the net income generated by SkyPeople (China).

Net Income

Net income attributable to the Company was $3.6 million and $10.0 million for the three and nine months ended September 30, 2010, respectively, an increase of $1.5 million and $5.0 million, respectively, from $2.1 million and $5.0 million for the same period of 2009, respectively, due to the factors described above.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $46.1 million, an increase of $31.7 million, or 220.1%, from $14.4 million as of December 31, 2009. We believe that projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit will provide the necessary capital to meet our projected operating cash requirements for at least the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity.

Our working capital has historically been generated from our operating cash flow, advances from our customers and loans from bank facilities.  Our working capital was $66.3 million as of September 30, 2010, an increase of $37.3 million, or 128.6%, compared to working capital of $29.0 million as of December 31, 2009, mainly due to an increase in cash and other receivables. Our other receivables increased by $2.2 million from $0.2 million on December 31, 2009 to $2.4 million on September 30, 2010 mainly due to an increase in a receivable of $2.2 million in subsidy from the Chinese government. The most significant sources of increase in working capital for the nine months ended September 30, 2010 were $9.0 million from operating activities, proceeds of $3.1 million from the issuance of 1,228,333 shares of our Common Stock from the exercise of warrants, proceeds of $24 million from the issuance of 5,181,285 shares of our Common Stock from the public offering on August 30, 2010, and net of $4.2 million from new short term loans. The most significant use of working capital during the nine months ended September 30, 2010 was the down payment of $7.9 million for fixed assets and $5.5 million in income tax.  The down payment for the fixed assets was mainly for the equipment and machinery for our pear juice production line and fructose production line in the Jingyang facility, and a 20 tons/hour concentrated apple juice production line in the Yingkou facility. The fructose production line and the concentrated apple juice production line in the Yingkou facility are expected to operate in the fourth quarter of 2010.  The pear juice production line is expected to operate in the third quarter of 2011.

In the past two years, our annual capital expenditures ranged from $0.4 million to $4.4 million.  We financed our capital expenditures and other operating expenses through operating cash flows and bank loans.  As of September 30, 2010, the balance of short term loans totaled RMB 64.1 million, or $9.6 million based on the exchange rate of September 30, 2010, with interest rates ranging from 4.86% to 9.027% per annum. These loans were collateralized by land usage rights and buildings and will be due from November 2010 to June 2011.

On August 30, 2010 we closed the sale of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received aggregate net proceeds of approximately $24 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.  We expect to use the net proceeds from this offering for capital expenditure of Huludao Wonder facilities, which include a beverage production line, a 50 ton/hour concentrated apple juice production line, a refrigeration storage with a capacity of 15,000 tons, a concentrated fruit juice mixing center with a capacity of 10,000 tons and related construction and an environmental project.  The construction of the beverages line and environmental projects in Huludao Wonder factory started on September 28, 2010. We have ordered the machinery for our beverages line, and expect it to operate in the first quarter of 2010. The environmental project is expected to complete in July 2011. We plan to start the construction of the apple juice production line, a refrigeration storage unit and a concentrated fruit juice mixing center in the second quarter of 2011, and expect to complete in the fourth quarter of 2011.

We do not have any off-balance sheet arrangements.

Seasonality

Our business is highly seasonal, reflecting the harvest season of our primary source fruits from July or August to April.  Typically, a substantial portion of our revenue is earned during our first and fourth quarters.  We generally experience lower revenue during our second and third quarters.  Sales in the first and fourth quarters accounted for approximately 72% and 67% of our revenue in 2009 and 2008, respectively.  Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Critical Accounting Policies

The details of the critical accounting policies relevant to the Company are set out in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Recent Accounting Pronouncements

See Note 2 of the September 30, 2010 Condensed Consolidated Financial Statements. Other new pronouncements issued but not yet effective until after September 30, 2010 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures were completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the three months ended September 30, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company. The following table presents the capital projects that we identify as priority capital projects, for which we intend to use the proceeds from this offering first and primarily:

Facility	Priority Projects	Capital Expenditure (in million)
Huludao Wonder	A refrigeration storage and a concentrated fruit juice mixing center	$4.4
Huludao Wonder	A 50 ton/hour concentrated apple juice production line	10.7
Huludao Wonder	A fruit juice beverage production line	3.0
Huludao Wonder	Construction and environmental project expenses	6.7
Qiyiwangguo	A PET bottle blowing machine system	3.2
Qiyiwangguo	A 24,000 PET bottle/hour fruit juice beverage aseptic cold-filling line	10.0
Qiyiwangguo	A refrigeration storage unit	7.5
Qiyiwangguo	Construction and environmental project expenses	0.8
Total Capital Expenditure on Priority Projects		$46.3

The construction of the beverages line and environmental projects in Huludao Wonder factory started on September 28, 2010. We have ordered the machinery for our beverages line, and expect it to operate in the first quarter of 2011. The Construction and environmental project is expected to complete in July 2011. We plan to start the construction of the apple juice production line, a refrigeration storage unit and a concentrated fruit juice mixing center in the second quarter of 2011, and expect to complete in the fourth quarter of 2011.  We plan to start the projects of Qiyiwangguo in the second quarter of 2011, which are expected to be financed though the operating cash flows.

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
       Dated: November 15, 2010