Form 10-K
period 2010-12-31
SkyPeople Fruit Juice, Inc
filed 2011-04-01
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing price of $5.74 per share for shares of the registrant’s Common Stock on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NASDAQ Global Market, was approximately $71.7 million. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including outstanding shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 25, 2011 was 25,690,402.

DOCUMENTS INCORPORATED BY REFERENCE
None.

SKYPEOPLE FRUIT JUICE, INC.

-i-

SKYPEOPLE FRUIT JUICE, INC.

PART I

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“Annual Report”) of SkyPeople Fruit Juice, Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," “potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, among others, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

·	fluctuations in the supply of raw material;
·	general economic conditions and conditions which affect the market for our products;
·
changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing for our operations and investments;

·	our success in implementing our business strategy or introducing new products;
·	our ability to attract and retain customers;
·	changes in tastes and preferences for, or the consumption of, our products;
·	impact of competitive activities on our business;
·
risks associated with conducting business internationally and especially in the People’s Republic of China (“PRC”, or “China”), including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and

·	other economic, financial and regulatory factors beyond the Company’s control

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

We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances or the occurrence of unanticipated events.

ITEM 1 – BUSINESS

Overview

Products and Market

We are a holding company incorporated under the laws of Florida. We have two direct wholly owned subsidiaries: Pacific Industry Holding Group Co., Ltd., (“Pacific”), a company incorporated under the laws of the Republic of Vanuatu, and Harmony MN Inc., (“Harmony”), a company organized under the laws of Delaware. Pacific holds 99.78% of the equity interest of SkyPeople Juice Group Co., Ltd., (“SkyPeople (China)”), a company incorporated under the laws of the PRC. SkyPeople (China) has three direct subsidiaries, all limited liability companies organized under the laws of the PRC: (i) Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd., (“Shaanxi Qiyiwangguo”), (ii) Huludao Wonder Fruit Co., Ltd., (“Huludao Wonder”), and (iii) Yingkou Trusty Fruits Co., Ltd., (“Yingkou”).

Through our indirect subsidiaries in the PRC, we are engaged in the production and sale of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit-related products (including primarily organic and non-organic fresh fruits, dried fruit, preserved fruit, kiwifruit seeds, fructose and apple aroma) in and from the PRC.  We were recognized and certified as the Hi-Tech Enterprise jointly by Shaanxi Department of Science and Technology, Department of Finance, Bureau of National Taxation and Bureau of Local Taxation in August 2009; the Leading Enterprise of the China Food Industry by the China National Food Industry Association from 2005 to 2008; the Leading Agricultural Commercialization Enterprise of Shaanxi Province by Shaanxi Agricultural Bureau in 2008; the Enterprise with Essential Technology Innovation by the Department of Science and Technology of Shaanxi Province in 2010; our Company was granted an AA level Certificate of the Standard and Good Conduct Enterprise by the Standardization Administration of China (“SAC”) in December 2008; and a Best Small and Middle Enterprises by Forbes China in 2011. Our concentrated pear juice and concentrated kiwifruit juice were awarded the Most Famous Products in Shaanxi Province by the People’s Government of Shaanxi in October 2008. Our fruit juice concentrates, which primarily include apple, pear and kiwifruit are sold to domestic customers and exported directly or via distributors to North America, Europe, Russia, South Korea and the Middle East. We sell our Hedetang branded bottled fruit beverages domestically, primarily to supermarkets in the PRC. Our brand name “Hedetang” was awarded the Most Famous Brand in Shaanxi Province by the Shaanxi Administration Bureau for Industry and Commerce in December 2009. In fiscal year 2010, sales of our fruit concentrates, fruit beverages and other fruit-related products represented 60%, 24% and 16% of our revenue, respectively, compared to 61%, 17% and 22% in fiscal year 2009, respectively.

Specialty fruit juices, or “small breed” fruit juices, are juices squeezed from fruits that are grown in relatively small quantities such as kiwifruit juice, mulberry juice, turnjujube juice and pomegranate juice. Currently, our specialty juice beverage offering includes kiwifruit juice and mulberry juice. We are in the process of applying for a patent in the PRC for technology to produce concentrated persimmon, turnjujube, apricot, cherry, cherry tomato, sea-buckthorn, strawberry and wolfberry juices. We possess several patents and proprietary technologies in the processing technology of specialty fruit juice and gained a number of honors and qualifications in the fruit juice industry. We believe that we are currently one of the few companies able to produce specialty fruit juices on a large scale in the PRC, and we believe that we are a leading specialty fruit juice producer in the PRC.

Our revenue has increased significantly from 2006 to 2010 with revenue of approximately $17.4 million in 2006, approximately $29.4 million in 2007, approximately $41.7 million in 2008, approximately $59.2 million in 2009 and approximately $93.2 million in 2010, representing an average yearly growth rate of approximately 53%. We intend to expand our current production facilities, expand our distribution channel of fruit juice beverages and consider acquisition opportunities in the fruit product industry, to increase our fruit processing capacity and our annual yield to meet increasing customer demand.

Organizational Structure

Our current organizational structure is set forth in the diagram below:

*Xi’an Qinmei Food Co., Ltd., an entity not affiliated with the Company, owns the other 8.85% of the equity interest in Shaanxi Qiyiwangguo.

**Formerly known as Shaanxi Tianren Organic Food Co. Ltd.

*** On December 7, 2010, SkyPeople (China) increased its registered capital from reminbi (“RMB”) 88 million, or $13.3 million, to RMB 428 million, or $64.8 million, which was approved the Xi’an State Administration for Industry and Commerce (“SAIC”). Effective on the same date, Pacific’s ownership interest in SkyPeople (China) increased from 99% to 99.78% according to the shareholders’ resolution of SkyPeople (China) that was adopted in the shareholders meeting of SkyPeople (China) on February 2, 2010.

Competitive Advantages

We believe our competitive advantages include the modern equipment and technology employed at our production factories in Shaanxi and Liaoning Provinces and the strategic locations of our manufacturing facilities. Our equipment and technology help us ensure product quality, control costs and allow us to meet international juice standards such as ISO9001, HACCP, FDA and Kosher. In addition, our manufacturing facilities are strategically located near regional fruit production centers. Our proximity to regional fruit production centers enables us to purchase directly from farmers, avoid the need to transport raw fruit over long distances to our processing facilities, reduce our transportation expenses and damage to raw fruit in transit and helps us maintain high quality products by preserving freshness.

We own and operate four manufacturing facilities in the PRC. To take advantage of economies of scale and to enhance our production efficiency, each of our manufacturing facilities has a focus on juice products centering around one particular fruit based on the proximity of each facility to the supply center of that fruit. All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods. We operated our pear juice products business out of our Jingyang Branch Office of SkyPeople (China). Our business involving apple juice products is operated out of Huludao Wonder and Yingkou, and our business involving kiwifruit products is operated out of Shaanxi Qiyiwangguo, in which we have held a 91.15% ownership interest since June 2006.

Shaanxi Province, where two of our manufacturing facilities are located, is known for apple and kiwifruit production. As reported by the Fruit Juice Section of the PRC Food and Agriculture Export Association (www.Chinajuice.org), in the eleven months ended November 30, 2009, concentrated apple juice exported from Shaanxi Province was 407,000 tons, accounting for 58% of the total export volume of concentrated apple juice from all of the PRC. According to the same source, the kiwifruit planting area in Shaanxi Province was approximately 99 thousand acres in 2009, which is 30% of the kiwifruit planting area in the world, and 60% of the kiwifruit planting area in the PRC. According to the PRC Ministry of Commerce (“Mofcom”) (www.mofcom.gov.cn), at present, the output value and export volume of concentrated juice of Shaanxi Province each rank first among all provinces and cities in the PRC.

Corporate History

We were initially incorporated in 1998 in Florida as Cyber Public Relations, Inc. for the purpose of providing internet electronic commerce consulting services to small and medium sized businesses and did not have any material operations or revenue. On January 21, 2004, we purchased all of the outstanding share capital of Environmental Technologies, Inc., (“Environmental Technologies”), a Nevada corporation, in exchange for approximately 29,051 shares of the Company’s common stock (“Common Stock”). As a result, Environmental Technologies became our wholly-owned subsidiary and the Environmental Technologies shareholders acquired approximately 97% of our issued and outstanding Common Stock. We changed our name to Entech Environmental Technologies, Inc.

After our acquisition of Environmental Technologies, we operated through our wholly-owned subsidiary, H.B. Covey, Inc., (“H.B. Covey”), a business providing construction and maintenance services to petroleum service stations in the southwestern part of the United States and installation services for consumer home products in Southern California. In July 2007, we entered into and consummated a Stock Sale and Purchase Agreement pursuant to which we sold H.B. Covey.

We were a shell company with no significant business operations after we sold H.B. Covey.. As a result of the consummation of a reverse merger transaction, on February 26, 2008 we ceased to be a shell company and became an indirect holding company for SkyPeople (China) through Pacific.

On June 10, 2008, we acquired Huludao Wonder from Shaanxi Hede Investment Management Co., Ltd., (“Hede”), for a total purchase price of RMB 48,250,000, approximately $6,308,591 based on the exchange rate on June 1, 2007. The payment was made through the offset of related party receivables. Prior to that, we operated our apple concentrate business out of the facilities of Huludao Wonder under a one-year lease agreement with Hede.

On June 17, 2009, we incorporated a new Delaware corporation called Harmony MN Inc., (“HMN”), to be a wholly owned subsidiary of the Company with offices initially in California to act as a sales company for the Company. The total number of shares of capital stock that HMN has authority to issue is 3,000 shares, all of which are Common Stock with a par value of $1.00 per share. On June 20, 2009, HMN was registered in the State of California to transact business in such state. HMN has not yet commenced operations.

On November 25, 2009, we acquired Yingkou for a purchase price of RMB 22,700,000 (or $3,325,569 based on the exchange rate of December 31, 2009), pursuant to the Stock Purchase Agreement that SkyPeople (China) entered into with Shaanxi Boai Pharmaceutical & Scientific Development Co., Ltd. (“Shaanxi Boai”, formerly known as “Xi’an Dehao Investment & Consultation Co., Ltd.”), on November 18, 2009. Yingkou commenced operating activities in the fourth quarter of 2010. See Item 9A, Controls and Procedures, Item 13, Certain Relationships and Related Transactions, and Director Independence, and Notes 3 and 4 of Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009, for additional information related to the acquisition of Yingkou.

Principal Products

There are two general categories of fruit and vegetable juices available in the market. One is fresh juice that is canned directly upon filtering and sterilization after being squeezed out of fresh fruits or vegetables. The other general category is juice drinks made out of concentrated fruit and vegetable juices. Concentrated fruit and vegetable juices are produced through the pressing, filtering, sterilization and evaporation of fresh fruits or vegetables. They are used as the base material or ingredient for products such as drinks, fruit jams and fruit wines. Concentrated juices are not drinkable. Instead, they are used as a basic ingredient for manufacturing juice drinks and as an additive to fruit wine and fruit jam, cosmetics and medicines.

Our core products are concentrated apple, pear and kiwifruit juices, fruit beverages, fresh fruits and organic fresh fruits. The ability to produce fruit beverages is important when fresh fruit is out of season and fruit concentrate cannot be produced. Our range of products and production flexibility allows us to diversify our operational risks and supplement our revenue. Sales of fruit concentrates, fruit beverages and fresh fruit, kiwifruit seeds and other products comprised 60%, 24% and 16% of revenue for 2010, respectively, as compared to 61%, 17% and 22% for fiscal year 2009, respectively.

 The following table contains information regarding the sales of various fruit juice concentrates, fresh fruits and other products in 2010 and 2009, respectively.

	2010		2009
Products	Amount (tons)	Proportion	Amount (tons)	Proportion
Fruit puree	7,368	12%	2,604	7%
Fruit concentrated puree	7,065	12%	5,760	15%
Fruit concentrated juice	34,082	57%	21,093	55%
Fresh fruits	9,813	16%	8,744	23%
Kiwifruit seeds	-	*	88	*
Other	1,149	3%	96	*
Total	59,477	100.0%	38,385	100.0%

*	Less than 1%.

We produced 53,588,689 bottles and 24,640,690 bottles of fruit beverages in 2010 and 2009, respectively.

Fruit Juice Concentrate

Our fruit juice concentrated products are produced from July or August to April of each year. We also produce turnjujube juice based on the order demand from our customers. Turnjujube juice is produced from April to July of each year. Fruit juice concentrates are manufactured through a multi-stage process, which includes pressing, filtering, sterilizing and evaporating fresh fruits and fruit juices. Fruit juice concentrates are used as the base ingredient in fruit beverages and are also used in other products such as ice cream, fruit wine and, to a lesser extent, cosmetics and medicine. We currently sell apple, pear, and kiwifruit concentrates. Our fruit juice concentrate products include concentrated apple and pear juice. Our concentrated kiwifruits are made of three different categories: kiwifruit puree, concentrated kiwifruit puree and concentrated kiwifruit juice.

Kiwifruit puree is prepared from clean, sound kiwifruits that have been washed and sorted prior to processing. The kiwifruits are crushed and pressed and the pulp of the kiwifruit is kept. All of the water and some of the pulp are then removed from the kiwifruit puree and the sugar level is increased in order to produce concentrated kiwifruit puree. We use advanced technologies to maintain the natural flavors and nutrients of the kiwifruit puree. Kiwifruit puree and concentrated kiwifruit puree are ideal raw materials used in the production of concentrated kiwifruit juices, kiwifruit beverages, kiwifruit flavored ice creams, smoothies and health care products. Concentrated kiwifruit juice is made from concentrated kiwifruit puree by removing all of the remaining pulp. Our production line at the Qiyiwangguo factory can only produce puree and concentrated puree. We use the production line which produces concentrated apple and pear juice in Jingyang facility to produce concentrated clear kiwifruit juice.

Concentrated apple juice and concentrated pear juice are prepared from fresh fruit. Fruit juice concentrates can also be combined with other fruit juices for the production of blended fruit juices, canned foods, confectionaries, fruit cider beverages and other beverage products.

The gross margins for our fruit juice concentrates were 39.2% and 41.4% in fiscal years 2010 and 2009, respectively.

Fruit Beverages

Our fruit beverages are produced and sold in four seasons. The manufacturing process for fruit beverages involves further processing of fruit juice concentrates. Our fruit beverages are divided into two categories: pure fruit juice and fruit cider beverages. We currently sell fruit beverages for kiwifruit and mulberry fruit. Pure fruit juice and fruit cider beverages accounted for 18.4% and 5.8% of revenue in 2010, and 12.7% and 4.1% of revenue in 2009, respectively. The gross margins for our fruit beverages were 43.0% and 33.0% in fiscal years 2010 and 2009, respectively. In the fourth quarter of 2010, our design team developed new packaging for our fruit beverages. We also added pear juice and apple juice to our product portfolio. Currently we produce six flavors of fruit beverages in 280 ml glass bottles and 500 ml glass bottles, including apple juice, pear juice, kiwifruit juice, mulberry juice, kiwifruit cider and mulberry cider. We started making initial shipments of juices with the new packaging in Xi’an on January 28, 2011.  We currently sell our fruit beverages to 84 distributors and more than 100 retails stores in approximately 17 cities, including 6 Wal-Mart stores, 11 La Cuisine Royale retail stores, 22 Juying stores (a chain store specializing in famous local food products), and 20 Xiguo supermarkets (a local supermarket chain) in Xi’an.  We also sell our products to 13 Wal-Mart stores in Beijing and Tianjin as well as to some small retail stores. Starting in March 2011, our products are being sold to 20 Renrenle supermarkets, 3 Lotus supermarkets and 36 Huarui supermarkets in Xi’an, and 8 Hutang supermarkets, 7 Letianmate supermarkets and 8 Lotus supermarkets in Beijing.

Fruit beverages are an important product line because they can be produced year round, as compared to our fruit juice concentrate products, which experience seasonality. We plan to focus on developing new, higher margin beverages that we expect will allow us to earn gross margins similar to that of our fruit juice concentrate products.

Other

We also sell fresh fruit, kiwifruit seeds, apple aroma, pear fructose and other products.

In June 2010, we signed sales contracts for approximately 1,500 tons of pear fructose with several distributors in the amount of $2.3 million. We began to build our fructose production line in our Jingyang facility in September 2009, which began to operate in early November of 2010. The fruit processing capacity of our fructose production line is 10 tons of fresh apples or pears per hour. Fructose is often used as an ingredient to make beverages and other food products. These fructose sales agreements went into effect upon the commencement of production in early November and will expire in September 2011. Although we currently plan to use the new fructose production line to produce pear fructose, this production may also be used to produce apple fructose from apple juice concentrates.

Research and Development

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverages. Our Research and Development Center of SkyPeople (China) was certified as the Provincial Industrial Research & Development Center jointly by six provincial institutions of Shaanxi Provincial People’s Government, including the Department of Communications, the Department of Science and Technology, the Department of Finance, the Bureau of National Taxation, the Bureau of Local Taxation and Xi’an Customs in December 2009. As of December 31, 2010, we had an internal research and development team of approximately 43 people, and we retain external experts and research institutions for additional consultation. Our research and development effort emphasizes the design and development of our processing technology with the goal of decreasing processing costs, optimizing our production capabilities and maintaining product quality. We intend to continue to invest in research and development to respond to and anticipate customer needs. Our research and development costs were $1,087,443 in fiscal year 2010 when compared to $1,102,658 in fiscal year 2009, respectively. We entered into two contracts with an outside research institute to research and develop new products in June 2008. These two contracts were from August 2008 to December 2010 under which we were required to make a monthly payment of RMB 600,000, or $90,877 based on the exchange rate as of December 31, 2010.

Industry and Principal Markets

Global Market

The fruit juice processing industry is an emerging industry. Consumption of fruit beverages has grown and sales have increased rapidly in recent years due to the increasing health consciousness of consumers and the natural and healthy quality of fruit juice beverages. The demand and the price of concentrated fruit juice decreased in the international market in the second half of 2008 because of the negative effects from the worldwide economic crisis. However, according to Gary Hemphill, Senior Vice President of the Beverage Marketing Corporation, a leading industry consultancy, the U.S. liquid refreshment beverage category is starting to improve after two successive years of decline. Global Industry Analysts, Inc. reported in the “Fruit & Vegetable Juices Market: A Global Strategic Business Report” that the global market for fruit and vegetable juice beverages is forecast to reach 64.46 billion liters by 2015. It is reported that the juice drinks segment is expected to witness increased demand in both value and volume as the market returns back to pre-crisis levels of growth.

According to the Fruit Juice Section of the PRC Food and Agriculture Export Association, www.Chinajuice.org, the PRC exported approximately $1 billion in concentrated fruit juice to foreign countries every year in the past few years, which accounted for around 60% of the global output of concentrated fruit juice. In the eleven months ended November 30, 2010, the PRC exported 346,500 tons of concentrated apple juice to the United States at approximately $301.0 million. The export volume increased by 2%, the total output in dollar amount increased by 5%, and the average price increased by 3% compared to the same period of last year. In the eleven months ending on November 30, 2010, the PRC exported 101,000 tons of concentrated apple juice to Europe at approximately $88.5 million. The export volume decreased by 32%, the total output in dollar amount decreased by 8%, and the average price increased by 36% compared to the same period of last year.

The PRC Market

The PRC has the world’s largest population, but the consumption of fruit beverages is relatively low. According to the report “China Fruit Juice Beverages Business and Market Analysis” published by the PRC Food and Agriculture Export Association, www.Chinajuice.org, the annual per capita consumption of fruit beverages in the PRC in 2009 was approximately 1 kilogram, which only accounted for 13% of the average world per capita consumption and 4% of the average per capita consumption in the industrialized countries. The Chinese fruit juice and fruit juice drink industry is developing rapidly and total production has more than doubled to 14.48 million tons in 2009, compared to 6.35 million tons in 2005. The growth rate of the revenue from fruit juice and fruit juice drink has ranked first compared with other food related industries. We believe that the increasing health consciousness of consumers and the quality of living powered by the PRC’s economic growth will continue to fuel the demand for our fruit juice products.

Marketing, Sales and Distribution

We market our products through three primary methods: direct contact with foreign businesses, attendance at international exhibitions and sales made through trade websites. Our marketing and sales teams work closely together to maintain a consistent message to our customers. The sales team is divided into three subdivisions, focusing on the sales of fruit juice concentrates, fruit beverage products and derivative products, respectively.

We sell our fruit juice concentrates both domestically and internationally, while we have only sold our fruit beverages domestically. We sell our products either indirectly through distributors with good credit history or directly to end-users.  In 2010 and 2009, sales to distributors represented 57% and 40% of our revenue, respectively.

Our export business is primarily comprised of fruit juice concentrates. The export of our fruit juice concentrates is handled internally by our international trade department, which has 20 employees.

The North American and European markets represent a large portion of apple and pear concentrate consumption. The U.S. market is a highly mature market with stable growth for apple concentrate. Although we sell to distributors in the PRC, and therefore are not certain exactly where our exported fruit juice concentrate products are ultimately sold, we believe that the volume of exports to the United States of our fruit juice concentrate products has increased annually since 2004. The European market, which we believe has a generally stable consumer base, has been a target market since our inception. Apple concentrate is used to produce many beverages and wines consumed by Europeans. The Middle East is also a target market for our apple juice concentrate.

In fiscal year 2010, we believe we exported approximately 43% of our fruit juice concentrates, an increase of 23%, as compared to approximately 35% in fiscal year 2009, which is primarily due to an increase in demand of concentrated fruit in the international market. We believe our main export markets for apple and pear concentrates are the United States, Europe and the Middle East. We believe we have stable relationships with our distributors and end-users in those markets. We believe 38% and 22% of our revenue in 2010 and 2009, respectively, were from products we exported directly or indirectly from the PRC.

The Chinese market drives our fruit beverage sales most beverages are sold through provincial, city and county-level agents. We also sell directly to hotels, supermarkets and similar outlets in smaller quantities. The fruit beverage sales are carried out by a team of 33 employees. Historically, we have only sold our fruit beverages regionally in Shaanxi Province and some neighboring cities in the PRC. One of our strategies is to broaden the geographic presence of our brand-named fruit beverages and expand production and sales of higher margin fruit beverages in the PRC. On January 7, 2010, we engaged a beverage distributor in Beijing to focus on the sales and marketing of our fruit beverages to food and beverage wholesalers and retailers in the Beijing area. In 2010, this distributor sold $10.7 million of our fruit beverages in Beijing area. In the first quarter of 2011, we renewed our contract with this distributor and we also increase the number of distributors in the Beijing area.

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

We believe our competitive advantages include our modern equipment and our proprietary processes for the production of specialty fruit juices or small breed fruit juices. We currently possess thirteen proprietary technologies in fruit juice production. Among these thirteen proprietary technologies, we have obtained two patents and are in the process of applying for patents for the other eleven technologies. Our current specialty fruit juice offering includes kiwifruit and mulberry related juice products. We also have technologies to produce concentrated persimmon, turnjujube, apricot, cherry, cherry tomato, sea-buckthorn, strawberry and wolfberry juices. Our technology allows us to develop and produce beverages, such as our new mulberry and kiwifruit cider beverages, which we introduced in the Chinese market in the first quarter of 2009. We believe these new beverages have higher gross margins than that of the industry average.

We believe the proximity of our manufacturing facilities to fruit farms is also one of our competitive advantages. It allows us to purchase fruit directly from fruit farmers, avoid the need for long distance transportation, minimize damages to the fruits and maximize the freshness of the fruits. We believe our storage costs are also lower than that of our competitors without adversely affecting our product quality.

We produce fruit beverages from our fruit juice concentrates, which allows us to better control the quality of our beverages.

We produce approximately 10,000 tons of concentrated pear juice annually, which we estimate constitute more than 15% of the total concentrated pear juice production in the PRC. We believe we are a leader in the production of concentrated clear pear juice and concentrated kiwifruit juice, and our concentrated pear juice and kiwifruit juice were awarded the “Most Famous Product of Shaanxi Province” by the Shaanxi local government in October 2008. This award will expire in October 2011. We were the only company in the fruit juice industry among the 88 companies who received this award.

Raw Materials and Other Supplies

Fresh fruits, including apples, pears and kiwifruits, are the primary raw materials for our products. The purchase of fresh fruits represented 71% and 80% of our cost of sales for fiscal years 2010 and 2009, respectively. The continuous supply of high quality fresh fruit is necessary for our current operations and our future business growth.

The PRC has the largest planting area of kiwifruit and apples in the world. Shaanxi Province, the location of two of our factories, has the largest planting area of kiwifruit and apples in the PRC. In 2009, the kiwifruit planting area in Shaanxi Province was 97,765 acres, which constituted approximately 33% and 60% of the worldwide and PRC kiwifruit planting area, respectively. The output of kiwifruit in Shaanxi Province was 500,000 tons. In 2010, the kiwifruit planting area in Shaanxi Province increased by 16,461 acres compared to 2009. The Shaanxi government planned to increase the kiwifruit planting area in Shaanxi Province to 164,609 acres, and to increase the output of kiwifruit to 800,000 tons by 2015. The apple planting area in Shaanxi Province was 1.4 million acres, and the output was 8.05 million tons in 2009, which was approximately 33% and 13% of the national and worldwide output, respectively. Pear, pomegranate, strawberry, peach and cherry yields are also high in Shaanxi Province. Liaoning Province in the PRC, the location of our Huludao Wonder and Yingkou factories, abounds with high acidity apples. Other raw materials used in our business include pectic enzyme, amylase, auxiliary power fuels and other power sources such as coal, electricity and water.

We purchase raw materials from local markets and fruit growers that deliver directly to our plants. We have implemented a fruit purchasing-program in areas surrounding our factories. In addition, we organize purchasing centers in rich fruit production areas, helping farmers deliver fruit to our purchasing agents easily and in a timely manner. We are then able to deliver the fruit directly to our factory for production. We have assisted local farmers in their development of kiwifruit fields to help ensure a high quality product throughout the production channel. Our raw material supply chain is highly fragmented and raw fruit prices are highly volatile.

Shaanxi Province is a large agricultural and fruit producing province with sufficient resources to satisfy our raw material needs. Shaanxi Province is also the main pear-producing province in the PRC and its pear supply can generally meet our production requirements. Liaoning Province, the PRC’s center for high acidity apples, can generally supply enough apples to meet our Liaoning Province factory’s production needs.

In addition to raw materials, we purchase various ingredients and packaging materials such as sweeteners, glass and plastic bottles, cans and packing barrels. We generally purchase our materials or supplies from multiple suppliers. We are not dependent on any one supplier or group of suppliers. Our largest packing glass bottle supplier for our fruit beverages is Hebei Xinji Tianyu Glass Bottle Co. Ltd., which accounted for 13% of our total purchases in 2010 and zero in 2009. Another large supplier is Xian Hongsheng Paper Box Co. Ltd., which accounted for 9% of our total purchases in 2010 and zero in 2009. Our largest packing glass bottle supplier for our fruit beverages in 2009 was Xuzhou Ruitai Glass Bottle Co., Ltd., which accounted for 13% of our total purchases in 2009. Another large supplier in 2009 was Xian Yang Dichen Printing Co., Ltd., which accounted for 11% of our total purchases in 2009.

Seasonality

We can only produce fruit juice concentrates during the squeezing season from July or August through April of the following year, while our fruit beverages can be produced year round. The fruit processing capacity of our concentrated pear juice production line in Jiangyang factory is 20 tons of fresh pears per hour, the fruit processing capacity of our concentrated apple juice production line in Huludao Wonder factory is 30 tons of fresh apples per hour, the fruit processing capacity of our concentrated apple juice production line in the Yangkou factory is 20 tons of fresh apples per hour, the fruit processing capacity of our kiwifruit puree and concentrated kiwifruit puree production line in the Qiyiwangguo factory is 20 tons of fresh kiwifruit per hour, and the fruit processing capacity of our fructose  production line in the Jiangyang factory is 10 tons of fresh apples or pears per hour.  Annual capacity of our production lines varies based on the availability of the fresh fruit and is ultimately contingent on weather and other climatic conditions leading up to and through the harvest seasons.  As a result, our business is highly seasonal as sales of our products are generally higher during the squeezing season. Sales of our products during the months from March through July, or the non-squeezing season, generally tend to be lower due to a shortage of fresh fruit and a lower level of production activity. As a result, our results of operations for the first and fourth quarters are generally stronger than those for our second and third quarters. We can produce fruit beverages year round. Our glass bottle beverages production line in the Qiyiwangguo factory has the capacity to produce 8,000 bottles of beverages per day, and our PET bottle beverages production line in the Qiyiwangguo factory has the capacity to produce 8,000 bottles of beverages per day.

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

Government Regulation

Our products are subject to central government regulation as well as provincial government regulation in Shaanxi and Liaoning Provinces. Business and product licenses must be obtained through application to the central, provincial and local governments. We have obtained our business licenses to operate domestically and export products under the laws and regulations of the PRC. We obtained business licenses to conduct businesses, including an operating license to sell packaged foods such as concentrated fruit and vegetable juices, fruit sugar, fruit pectin, frozen and freeze dried fruits and vegetables, dehydrated fruits and vegetables, fruit and vegetable juice drinks, fruit cider and organic food. Business, company and product registrations are certified on a regular basis and we must comply with the laws and regulations of the PRC, provincial and local governments and industry agencies.

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

Intellectual Property

SkyPeople (China) currently possesses thirteen proprietary technologies, including the technologies to:

•	crush fruits and remove fruit skin;
•	remove dirt and fruit hair on fruit skin;
•	produce concentrated clear kiwifruit juice;
•	produce a kiwifruit cider beverage;
•	produce a mulberry cider beverage;
•	produce concentrated clear persimmon juice:
•	produce turnjujube juice concentrates;
•	produce apricot juice concentrates;
•	produce cherry juice concentrates;
•	produce cherry tomato juice concentrates;
•	produce sea-buckthorn juice concentrates;
•	produce strawberry juice concentrates; and
•	produce wolfberry juice concentrates

Among these thirteen proprietary technologies, we hold two active patents granted by the State Intellectual Property Office of the PRC, (“SIPO”). One relates to crushing fruits and fruit skin removal and the other relates to removal of dirt and fruit hair from fruit skin. We are in the process of applying for patents with SIPO for the eleven remaining technologies. We believe that these technologies are leading technologies in our industry.

In addition, using our proprietary technologies, we have developed a special production process for fruit juice products such as concentrated jujube, persimmon and orange juices. We have also developed flow-through capacitor membrane, reverse osmosis concentration and composite biological enzymolysis technology to clarify and remove murkiness from fruit juice. We believe that these are leading technologies in our industry.

We believe that our continued success and competitive status depend largely on our proprietary technology and ability to innovate. We have taken the required measures to protect the confidentiality of our proprietary technologies and processes. We rely on a combination of know-how, patent and trade secret laws, as well as confidentiality agreements to protect our proprietary rights. We will take the necessary action to seek remuneration if we believe our intellectual property rights have been infringed upon. As of December 31, 2010, we held two active patents granted by SIPO related to breaking up and separating fruit peel, and removing fruit peel and fruit hair, respectively. These two patents have a duration of 10 years, and will expire in February 2016.

In addition to these two active patents, we are applying for another eleven scientific patents for a process in the production of kiwifruit concentrated juice, kiwifruit cider beverages, mulberry cider beverages and persimmon, turnjujube, apricot, cherry, cherry tomato, sea-buckthorn, strawberry and wolfberry juices. However, we do not have patents on certain other items of intellectual property that we possess.

We also registered trademarks for our Hedetang brand with the Trademark Bureau of the State Administration for Industry and Commerce (“SAIC”) on September 14, 2008 in Category 29, Category 30, Category 31 and Category 32, and on April 21, 2009 in Category 5. The trademarks expire on September 13, 2018 and April 20, 2019, respectively, and can be extended upon expiration.

Employees

As of December 31, 2010, we had approximately 395 full-time employees and approximately 65 part time employees, all of whom are located in the PRC except our chief financial officer. None of our employees are covered by a collective bargaining agreement. We believe that we have a good relationship with our employees.

ITEM 1A ─ RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. In addition to the following risk factors, you should carefully consider the risks, uncertainties and assumptions discussed herein, and in other documents that the Company subsequently files with the Securities Exchange Commission, (the “Commission” or the “SEC”),  that update, supplement or supersede such information for which documents are incorporated by reference into this Report. Additional risks not presently known to the Company, or which the Company considers immaterial based on information currently available, may also materially adversely affect the Company’s business. If any of the events anticipated by the risks described herein occur, the Company’s business, cash flow, results of operations and financial condition could be adversely affected, which could result in a decline in the market price of the Company’s common stock, causing you to lose all or part of your investment.

Risks Related to our Business

We may not be able to effectively control and manage our growth, and a failure to do so could adversely affect our operations and financial condition.

Our revenue increased significantly from 2006 to 2010. Our revenue totaled approximately $17.4 million in 2006, approximately $29.4 million in 2007, approximately $41.7 million in 2008, approximately $59.2 million in 2009 and approximately $93.2 million in 2010. If our business and markets continue to experience significant growth, we will need to expand our business to maintain our competitive position. We may face challenges in managing and financing expansion of our business, facilities and product offerings, including challenges relating to integration of acquired businesses and increased demands on our management team, employees and facilities. Failure to effectively deal with increased demands on us could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies. Other challenges involved with expansion, acquisitions and operation include:

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

Our revenue and profitability are heavily dependent on prevailing prices for our products and raw materials, and if we are unable to effectively offset cost increases by adjusting the pricing of our products, our margins and operating income may decrease.

As a producer of commodities, our revenue, gross margins and cash flows from operations are substantially dependent on the prevailing prices we receive for our products and the cost of our raw materials, neither of which we control. The factors influencing the sales price of concentrated fruit juice include the supply price of fresh fruit, supply and demand of our products in international and domestic markets and competition in the fruit juice industry.

The price of our principal raw materials, fresh fruit, is subject to market volatility as a result of numerous factors including, but not limited to, general economic conditions, governmental regulations, weather, transportation delays and other uncertainties that are beyond our control. Due to such market volatility, we generally do not, nor do we expect to, have long-term contracts with our fresh fruit suppliers. Other significant raw materials used in our business include packing barrels, pectic enzyme, amylase and auxiliary materials such as coal, electricity and water. Prices for these items may be volatile as well and we may experience shortages in these items from time to time. As a result, we cannot guarantee that the necessary raw materials to produce our products will continue to be available to us at prices currently in effect or acceptable to us. In the event raw material prices increase materially, we may not be able to adjust our product prices, especially in the short term, to recover such cost increases. If we are not able to effectively offset these cost increases by adjusting the price of our products, our margins will decrease and earnings will suffer accordingly.

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

Our revenue is dependent in large part on significant orders from a limited number of customers. We are trying to attract new significant customers and reduce our risks related with concentration of customers. Sales to our five largest customers accounted for approximately 29% and 39% of our revenue in 2010 and 2009, respectively. Customer demand depends on a variety of factors including, but not limited to, our customers’ financial condition and general economic conditions. If we are unable to attract new significant customers or retain existing key customers or if sales to any of our current key customers are reduced for any reason, such reduction may have a material adverse effect on our business, results of operations and financial condition.

We sell our products primarily through distributors and delays in delivery or poor handling by distributors may affect our sales and damage our reputation.

We primarily sell our products through our distributors and rely on these distributors for the distribution of our products. In 2010 and 2009, sales to distributors represented 57% and 40% of our revenue, respectively. These distributors are not obligated to continue to sell our products. Any disruptions in our relationships with our distributors could cause interruption to the supply of our products to retailers, which would harm our revenue and results of operations. In addition, delivery disruptions may occur for various reasons beyond our control, including poor handling by distributors or third party transport operators, transportation bottlenecks, natural disasters and labor strikes, and could lead to delayed or lost deliveries. Some of our products are perishable and poor handling by distributors and third party transport operators could also result in damage to our products that would make them unfit for sale. If our products are not delivered to retailers on time, or are delivered damaged, we may have to pay compensation, we could lose business and our reputation could be harmed.

Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate and our annual performance will depend largely on results from our first and fourth quarters.

Our business is highly seasonal, reflecting the harvest season of our primary source fruits from July or August to April. Typically, a substantial portion of our revenue is earned during our first and fourth quarters. We generally experience lower revenue during our second and third quarters. Sales in the first and fourth quarters accounted for approximately 66% and 72% of our revenue in 2010 and 2009, respectively. If sales in our first and fourth quarters are lower than expected, our operating results would be adversely affected and it would have a disproportionately large impact on our annual operating results.

If we are unable to gain market acceptance or significant market share for the new products we introduce, our results of operations and profitability could be adversely impacted.

Our future business and financial performance depends, in part, on our ability to successfully respond to consumer preferences by introducing new products and improving existing products. For example, in the first quarter of 2009, we developed and introduced a fruit cider beverage that tested well in the Chinese market. We cannot guarantee that we will be able to gain market acceptance or significant market share for our new products. Consumer preferences change, and any new products that we introduce may fail to meet the particular tastes or requirements of consumers, or may be unable to replace their existing preferences. Our failure to anticipate, identify or react to these particular tastes or changes could result in reduced demand for our products, which could in turn cause us to be unable to recover our development, production and marketing costs, thereby leading to a decline in our profitability.

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

The worldwide economy has not recovered from a recession, which has reduced discretionary income of consumers. The adverse effect of a sustained international economic downturn, including sustained periods of decreased consumer spending, high unemployment levels, declining consumer or business confidence and continued volatility and disruption in the credit and capital markets, will likely result in reduced demand for our products as consumers turn to less expensive substitute goods or forego certain purchases altogether. To the extent the international economic downturn continues or worsens, we could experience a reduction in sales volume. If we are unable to reduce our operating costs and expenses proportionately, many of which are fixed, our results of operations would be adversely affected.

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

We face increasing competition from both domestic and foreign companies, and any failure by us to compete effectively could adversely affect our results of operations.

The juice beverage industry is highly competitive, and we expect it to continue to become even more competitive. Our ability to compete in the industry depends, to a significant extent, on our ability to distinguish our products from those of our competitors by providing high quality products at reasonable prices that appeal to consumers’ tastes and preferences. There are currently a number of well-established companies producing products that compete directly with ours. Some of our competitors may have been in business longer than we have, may have substantially greater financial and other resources than we have and may be better established in their markets. We anticipate that our competitors will continue to improve their products and introduce new products with competitive price and performance characteristics.

We cannot guarantee that our current or potential competitors will not provide products comparable or superior to those we provide or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that there will be significant consolidation in the juice beverage industry among our competitors, and alliances may develop among competitors. These alliances may rapidly acquire significant market share, and some of our distributors may commence production of products similar to those we sell to them. Increased competition may result in price reductions, reduced margins and loss of market share, any of which could materially adversely affect our profit margins. We cannot guarantee that we will be able to compete effectively against current and future competitors. Aggressive marketing or pricing by our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition.

We may engage in future acquisitions involving significant expenditures of cash, the incurrence of debt or the issuance of stock, all of which could have a materially adverse effect on our operating results.

As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage, enhance our technological capabilities or otherwise offer growth opportunities. From time to time, we review investments in new businesses and we expect to make investments in, and to acquire, businesses, products or technologies in the future. In the event of any future acquisitions, we may expend significant cash, incur substantial debt and/or issue equity securities and dilute the percentage ownership of current shareholders, all of which could have a material adverse effect on our operating results and the price of our Common Stock. We cannot guarantee that we will be able to successfully integrate any businesses, products, technologies or personnel that we may acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

We require various licenses and permits to operate our business, and the loss of or failure to renew any or all of these licenses and permits could materially adversely affect our business.

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

The United States and various other governments have imposed controls, export license requirements and restrictions on the export of some of our products. We estimate that we exported products from the PRC, directly or indirectly, represented approximately 38% and 22% of revenue in 2010 and 2009, respectively. Governmental regulation of exports, or our failure to obtain required export approval for our products, could harm our international sales and adversely affect our revenue and profits. In addition, failure to comply with such regulations could result in penalties, costs and restrictions on export privileges.

We do not presently maintain product liability insurance, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We currently do not carry any product liability or other similar insurance. Product liability claims and lawsuits in the PRC generally are still rare, unlike in some other countries. Product liability exposures and litigation, however, could become more commonplace in the PRC. Moreover, we have product liability exposure in countries in which we sell our products, such as the United States, where product liability claims are more prevalent. As we expand our international sales, our liability exposure will increase.

We may be required from time to time to recall products entirely or from specific copackers, markets or batches. Although historically we have not had any recall of our products, we cannot guarantee that circumstances or incidents will not occur that will require us to recall our products. We do not maintain recall insurance. In the event we experience product liability claims or a product recall, our business operations and financial condition could be materially adversely affected.

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

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. While we depend on the abilities and participation of our current management team generally, we rely particularly upon Mr. Yongke Xue, Chairman of the Company’s Board of Directors (“the Board”) and our chief executive officer (“CEO”); Ms. Spring Liu, our chief financial officer (“CFO”); and Mr. Hongke Xue, Chairman of the SkyPeople (China) Board of Directors and its chief executive officer. The loss of the services of Mr. Yongke Xue, Ms. Spring Liu or Mr. Hongke Xue for any reason could significantly adversely impact our business and results of operations. Competition for senior management and senior technology personnel in the PRC is intense and the pool of qualified candidates is very limited. Accordingly, we cannot guarantee that the services of our senior executives and other key personnel will continue to be available to us, or that we will be able to find a suitable replacement for them if they were to leave.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002, (“Sarbanes-Oxley”). Aside from our CFO, our senior management does not have experience managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may be unable to implement programs and policies in an effective and timely manner or that adequately respond to the increased legal, regulatory and reporting requirements associated with being a publicly traded company. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties, distract our management from attending to the management and growth of our business, result in a loss of investor confidence in our financial reports and have an adverse effect on our business and stock price.

As a public company, we are obligated to maintain effective internal controls over financial reporting. Our internal controls may be determined not to be effective, which may adversely affect investor confidence in us and, as a result, decrease the value of our Common Stock.

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

Rules adopted by the SEC, or the Commission, pursuant to  Sarbanes-Oxley Section 404 require annual assessment of our internal controls over financial reporting. This requirement first applied to our annual report on Form 10-K for the fiscal year ended December 31, 2008. The standards that must be met for management to assess the internal controls over financial reporting as effective are relatively new and complex, and they require significant documentation, testing and possible remediation to meet the detailed standards. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could harm our business and cause the price of our Common Stock to decline.

We may have inadvertently violated Sarbanes-Oxley Section 402 and Section 13(k) of the Securities Exchange Act and may be subject to sanctions for such violations.

Section 13(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) provides that it is unlawful for a company such as ours, which has a class of securities registered under Section 12(g) of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the company. Issuers violating Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on the Company may have a material adverse effect on our business, financial position, results of operations or cash flows.

In February 2008, we purchased Pacific, which is the holding company for our operating subsidiary, SkyPeople (China). At the time, Hede, a PRC company owned by Yongke Xue, our CEO and chairman of the Board and our chief executive officer, and Xiaoqin Yan, a director on the Board, was indebted to SkyPeople (China) on account of previous loans and advances made by SkyPeople (China) to Hede. Such loans and advances totaled RMB 31,544,043 in the aggregate (or $4,318,281 based on the exchange rate as of December 31, 2007) and were made during the period from June 6, 2007 to December 29, 2007 that were used by Hede to pay a portion of the purchase price for Hede’s acquisition of Huludao Wonder Fruit Co., Ltd., or Huludao Wonder. In May 2008, SkyPeople (China) also assumed Hede’s obligation of RMB 18,000,000 (or $2,638,329 based on the exchange rate December 31, 2008) for the balance of the purchase price for Huludao Wonder.

On June 10, 2008, Hede sold Huludao Wonder to SkyPeople (China) for a total price of RMB 48,250,000 (or $6,308,591 based on the exchange rate on June 1, 2007) the same price that Hede paid for Huludao Wonder. As of May 31, 2008, SkyPeople (China) had a related party receivable of RMB 48,929,272 (or $7,171,751 based on the exchange rate December 31, 2008) from Hede, which was credited against the purchase price, so that SkyPeople (China) did not pay any cash to Hede for the purchase, and the remaining balance of the loans and advances of RMB 679,272 (or $99,564 based on the exchange rate as of December 31, 2008) to Hede was repaid to us on June 11, 2008. Hede paid no interest or other consideration to us on account of the time value of money with respect to the loans and advances made by SkyPeople (China) to Hede.

Notwithstanding Hede’s repayment in full of loans made by SkyPeople (China) to Hede, the existence of indebtedness of Hede to SkyPeople (China) at the time we acquired Pacific and the continuation of such indebtedness thereafter until it was fully repaid in June 2008 may constitute a violation of Section 13(k) of the Exchange Act and Section 402(a) of Sarbanes-Oxley.

In addition, in May 2008, Pacific erroneously paid $4,916,617 to its former shareholders, including Xiaoqing Yan and Yongke Xue, as the result of a dividend declared by Pacific in February 2008 prior to our acquisition of Pacific. Because the recipients of these funds were no longer shareholders of Pacific, the transaction was treated for accounting purposes as an interest free loan. In June 2008, the directors and other related parties returned the funds they received, without interest. Although the erroneously paid funds associated with Pacific’s dividend declaration have been repaid to us in full, Xiaoqing Yan and Yongke Xue’s receipt of the erroneous dividend may also be deemed to be a violation of the Exchange Act and Section 13(k) and Section 402(a) of Sarbanes-Oxley. See the section entitled “Certain Relationships and Related Transactions—Transactions with Related Persons, Promoters and Certain Control Persons.”

Partially in response to the matters set forth above, in September 2008, the Board adopted a policy regarding approval of related party transactions. Under the policy, the Board’s audit committee must approve any related party transaction involving an aggregate amount that is expected to exceed $50,000, and no director may participate in any discussion or approval of a transaction that would be considered to be a related party transaction in which such person is interested. See the section entitled “Certain Relationships and Related Transactions—Review, Approval or Ratification of Transactions with Related Persons.”

We may need additional capital to fund our future operations and, if it is not available when needed, we may need to reduce our planned development and marketing efforts, which may reduce our sales revenue.

We believe that our existing working capital and cash available from operations will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of distribution channels and associated support personnel require a significant commitment of resources. In addition, if the markets for our products develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenues, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution of the shares held by existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may provide the holders certain rights, preferences, and privileges senior to those of common stockholders, and the terms of such debt could impose restrictions on our operations. We cannot guarantee that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

We may not be able to prevent others from unauthorized use of our patents, which could harm our business and competitive position.

Our success depends, in part, on our ability to protect our proprietary technologies. We hold two patents in the PRC covering our fruit processing technology. The process of seeking patent protection can be lengthy and expensive and we cannot guarantee that our existing or future issued patents will be sufficient to provide us with meaningful protection or commercial advantages. We also cannot guarantee that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make or sell our products in the PRC or other countries.

The implementation and enforcement of PRC intellectual property laws historically have not been vigorous or consistent. Accordingly, intellectual property rights and confidentiality protections in the PRC are not as effective as those in the United States and other countries. We may need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation will require significant expenditures of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, competitive position, business prospects and reputation.

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

As a public company, we do and will continue to incur significant legal, accounting, investor relations and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of  Sarbanes-Oxley, as well as rules implemented by the SEC and the stock exchange on which our Common Stock is traded. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. These rules and regulations have increased our legal and financial compliance costs substantially and make some activities more time consuming and costly. If our costs and demands upon management increase disproportionately to the growth of our business and revenue, our operating results could be harmed.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Any changes in estimates, judgments and assumptions could have a material adverse effect on our business, financial condition and operating results.

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenue, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenue, expenses and income. Any such changes could have a material adverse effect on our business, financial condition and operating results.

We are subject to the risk of increased income taxes, which could harm our business, financial condition and operating results.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. We currently operate through Pacific, a wholly-owned subsidiary organized under the laws of Vanuatu and SkyPeople (China), a 99.78% owned subsidiary of Pacific organized under the laws of the PRC, and we maintain manufacturing operations in the PRC. Any of these jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. If we become subject to additional taxes in any jurisdiction, such tax treatment could materially and adversely affect our business, financial condition and operating results.

Risks Related to Doing Business in the PRC

Inflation in the PRC could negatively affect our profitability and growth.

The rapid growth of China’s economy has been uneven among economic sectors and geographic regions of the country. China’s economy grew at an annual rate of 9.60% in the third quarter of 2010, as measured by the year-over-year change in gross domestic product, or (“GDP”), according to the National Bureau of Statistics of China. Rapid economic growth can lead to growth in the money supply and rising inflation. The inflation rate in China was 4.9% in January 2011, as reported by National Bureau of Statistics, and is expected to increase. If prices for our products and services fail to rise at a rate sufficient to compensate for the increased costs of supplies, such as raw materials, due to inflation, it may have an adverse effect on our profitability.

Furthermore, in order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for property, plant and equipment and restrictions on state bank lending. The implementation of such policies may impede future economic growth. The People’s Bank of China has effected increases in interest rates in response to inflationary concerns in the China’s economy. If the central bank again raises interest rates from current levels, economic activity in China could further slow and, in turn, materially increase our costs and reduce demand for our products and services.

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

We conduct substantially all of our operations and generate most of our revenue in the PRC. Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. The PRC economy is in transition from a planned economy to a market oriented economy subject to plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in the PRC. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot guarantee that this will be the case. Our interests may be adversely affected by changes in policies by the PRC government, including:

•	changes in laws, regulations or their interpretation;

•	confiscatory taxation;

•	restrictions on currency conversion, imports or sources of supplies;

•	expropriation or nationalization of private enterprises; and

•	the allocation of resources.

Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways. We cannot guarantee that the PRC government will continue to pursue policies favoring a market oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

The original incorporation of SkyPeople (China) as a joint stock company in 2001 did not obtain all required approvals from the PRC government authorities pursuant to the relevant PRC law effective at the time, and we may be subject to various penalties under the law retroactively.

The original incorporation of SkyPeople (China) (under the original name of Xi’an Zhonglv Ecology Science and Technology Industry Co., Ltd.) as a joint stock company in 2001 was approved by the Xi’an Municipal People’s Government. However, according to the applicable PRC Company Law that was in force in 2001, the incorporation of SkyPeople (China) as a joint stock company shall be subject to the approval by the government authority of Shaanxi Province. Pursuant to the PRC Company Law which was in force in 2001, if company stocks are arbitrarily issued without obtaining the approval of the relevant competent authorities stipulated under the law, the parties concerned may be ordered to cease the issuance of the stocks, refund the raised capital and the interests accrued therefrom, and may be subject to a fine of no less than one percent but no more than five percent of the amount of the raised capital. As such, SkyPeople (China) may be subject to any or all of the foregoing penalties as provided under the PRC Company Law effective in 2001 should the relevant government authorities choose to enforce the law retroactively.

However, we believe that the regulatory authorities may consider the following factors as mitigating factors if such authorities choose to enforce the applicable laws:

(i) the incorporation of SkyPeople (China) obtained the approval by the Xi’an local government. As  general practice in approval procedures, the applicants may only be able to first approach the Xi’an local government authority in order to acquire the approval by a higher level government authority, and would generally rely on the Xi’an local government to then submit the application to a higher level authority for its final approval; and

(ii) the trend of the PRC Company Law is to deregulate the approvals on the incorporation of joint stock companies in China. In particular, the current PRC Company Law, effective since January 1, 2006, has eliminated the relevant approval requirement relating to the incorporation of joint stock companies. Instead, the current PRC Company Law merely requires a registration with the competent Administration for Industry and Commerce in connection with the incorporation of joint stock companies in the PRC as long as the stocks are not issued to the public.

In addition, if needed in the future, we may make efforts to seek a written confirmation from the Shaanxi Provencal People’s Government regarding its ratification of the original incorporation of SkyPeople (China) as a joint stock company.

Our current manufacturing operations are subject to various environmental protection laws and regulations issued by the central and local governmental authorities, and we cannot guarantee that we have fully complied with all such laws and regulations. In addition, changes in the existing laws and regulations or additional or stricter laws and regulations on environmental protection in the PRC may cause us to incur significant capital expenditures, and we cannot guarantee that we will be able to comply with any such laws and regulations.

We carry out our business in an industry that is subject to PRC environmental protection laws and regulations. These laws and regulations require enterprises engaged in manufacturing and construction that may cause environmental waste to adopt effective measures to control and properly dispose of waste gases, waste water, industrial waste, dust and other environmental waste materials, as well as fee payments from producers discharging waste substances. Fines may be levied against producers causing pollution.  Although we have made efforts to comply with such laws and regulations, we cannot guarantee that we have fully complied with all such laws and regulations. Currently the Pollution Emission Permit of SkyPeople (China) has expired and we are still in the process of applying for a new permit. Qiyiwangguo and Yingkou are undergoing similar processes to obtain their respective Pollution Emission Permit. The failure of complying with such laws or regulations may subject us to various administrative penalties such as fines. If the circumstances of the breach are serious, the central government of the PRC, including all governmental subdivisions, has the discretion to cease or close any operations failing to comply with such laws or regulations. There can also be no assurance that the PRC government will not change the existing laws or regulations or impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditure, which we may be unable to pass on to our customers through higher prices for our products. In addition, we cannot guarantee that we will be able to comply with any such laws and regulations.

Changes in existing PRC food hygiene and safety laws may cause us to incur additional costs to comply with the more stringent laws and regulations, which could have an adverse impact on our financial position.

Manufacturers within the PRC beverage industry are subject to compliance with PRC food hygiene laws and regulations. These food hygiene and safety laws require all enterprises engaged in the production of juice and other beverages to obtain a food production license for each of their production facilities. They also set out hygiene and safety standards with respect to food and food additives, packaging and containers, information to be disclosed on packaging as well as hygiene requirements for food production and sites, facilities and equipment used for the transportation and sale of food. Failure to comply with PRC food hygiene and safety laws may result in fines, suspension of operations, loss of business licenses and, in more extreme cases, criminal proceedings against an enterprise and its management. Although we comply with current food hygiene laws, in the event that the PRC government increases the stringency of such laws, our production and distribution costs may increase, which could adversely impact our financial position.

We benefit from various forms of government subsidies and grants, the withdrawal of which could affect our operations.

Certain of our subsidiaries have received government subsidies from local governments. We recognized $2.4 million and $2.2 million in government subsidies for fiscal years 2010 and 2009, respectively. For the subsidy granted during the fiscal year 2010, we received $1.4 million in cash in 2010 and RMB 3.25 million, or $492,253 based on the exchange rate as of December 31, 2010, on March 25, 2011. We expect to receive the balance of RMB 3.7 million, or $556,108, in the second quarter of 2011. Past government grants or subsidies are not indicative of what we will obtain in the future. We cannot guarantee that we will continue to be eligible for government grants or other forms of government support. In the event that we are no longer eligible for grants, subsidies or other government support, our business and financial condition could be adversely affected.

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

Governmental control of currency conversion may affect the value of shareholder investments.

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

The fluctuation of the RMB may harm shareholder investments.

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

On August 8, 2006, six Chinese regulatory agencies, namely, MOFCOM, the State Assets Supervision and Administration Commission, the State Administration for Taxation (“SAT”), SAIC, the Securities Regulatory Commission (“CSRC”) and the State Administration of Foreign Exchange (“SAFE”), jointly promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, generally referred to as the 2006 M&A Rules, which became effective on September 8, 2006. The 2006 M&A Rules, among other things, govern the approval process by which an offshore investor may participate in an acquisition of assets or equity interests of a Chinese domestic company. Depending on the structure of the transaction, the 2006 M&A Rules require the transaction parties to make a series of applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Under certain circumstances, government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the 2006 M&A Rules will be more time consuming and expensive than in the past, and the government can exert more control over the combination of two businesses under the 2006 M&A Rules. As a result of any potential application of the 2006 M&A Rules, our ability to engage in business combination transactions in the PRC has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to us or sufficiently protective of our interests in a transaction.

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

No assurance can be given that our shareholders who are the residents as defined in Circular 75 and who own or owned our shares have fully complied with, and will continue to comply with, all applicable registration and approval requirements of Circular 75 in connection with their equity interests in us and our acquisition of equity interests in our PRC based subsidiaries by virtue of our acquisition of Pacific. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us following the Pacific acquisition, we cannot predict how it will affect our business operations or future strategies. For example, the ability of our present and prospective PRC subsidiaries to conduct foreign exchange activities, such as the remittance of dividends and foreign currency denominated borrowings, may be subject to compliance with Circular 75 by our Chinese resident beneficial holders. In addition, such Chinese residents may not always be able to complete the necessary registration procedures required by Circular 75. We have little control over our present or prospective direct or indirect shareholders /beneficial owners or the outcome of such registration procedures. If our Chinese shareholders/beneficial owners or the Chinese shareholders/beneficial owners of the target companies we acquired in the past or will acquire in the future fail to comply with Circular 75 and related regulations, and if SAFE requires it, they may be subject to fines or legal sanctions, and Chinese authorities could restrict our investment activities in the PRC, limit our subsidiaries’ ability to make distributions or pay dividends, or affect the ownership structure, which could adversely affect business and prospects.

Our acquisition of SkyPeople (China) could constitute a Round-trip Investment under the 2006 M&A Rules.

Prior to obtaining the MofCcom approval on September 3, 2007 and Xi’an AIC approval on October 18, 2007, and prior to the full payment of the purchase price by Pacific for 99% of SkyPeople (China)’s capital stock, SkyPeople (China) was a PRC business some of whose shareholders were PRC individuals including Hongke Xue, chairman of SkyPeople (China). When Pacific was incorporated on November 30, 2006 and when the SkyPeople (China) acquisition was approved, none of the shareholders of Pacific were PRC citizens. Immediately after the consummation of the share exchange, shareholders of Pacific became our shareholders, including Fancylight, our controlling shareholder. To incentivize Mr. Hongke Xue in connection with the continuous development of SkyPeople (China)’s business, a call option agreement was entered into between Fancylight and Mr. Hongke Xue on February 25, 2008 pursuant to which Mr. Xue had the opportunity to acquire a majority of our Common Stock held by Fancylight. Mr. Xue and Fancylight also entered into a voting trust agreement pursuant to which Mr. Xue has the right to vote such shares on Fancylight’s behalf.

The PRC regulatory authorities may take the view that the SkyPeople (China) acquisition, the share exchange transaction and the call option and voting trust arrangements are part of an overall series of arrangements which constitute a round-trip investment regulated by the 2006 M&A Rules, because at the end of these transactions the same PRC individual who controlled SkyPeople (China) became the effective controlling party of a foreign entity that acquired ownership of SkyPeople (China). The PRC regulatory authorities may also take the view that the approval of the SkyPeople (China) acquisition by the MofCom and the registration of such acquisition with the AIC in Xi’an AIC may not be evidence that the SkyPeople (China) acquisition has been properly approved because the relevant parties did not fully disclose to the MofCom or AIC the overall restructuring arrangements. If the PRC regulatory authorities take the view that the SkyPeople (China) acquisition constitutes a round-trip investment under the 2006 M&A Rules, we cannot guarantee that we will be able to obtain the required MofCom approval.

If the PRC regulatory authorities take the view that the SkyPeople (China) acquisition constitutes a round-trip investment without MofCom approval on such round-trip investment, they could invalidate our acquisition and ownership of SkyPeople (China).

Additionally, the 2006 M&A Rules also purport to require that an offshore special purpose vehicle, (“ SPV”), formed for listing purposes and controlled directly or indirectly by PRC companies or individuals shall obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear, with no consensus currently existing regarding the scope and applicability of the CSRC approval requirement. Given that we established our PRC subsidiaries by means of direct investments, we believe that these regulations do not require an application to be submitted to the CSRC for the approval of the listing and trading of our stocks on the NASDQ Global Equities, unless we are clearly required to do so by subsequently promulgated rules of the CSRC. If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for the offerings, we may need to apply for a remedial approval from the CSRC and may be subject to certain administrative punishments or other sanctions from these regulatory agencies. The regulatory agencies may take actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our stocks.

We believe that if this takes place, we may be able to find a way to reestablish control of SkyPeople (China)’s business operations through a series of contractual arrangements rather than an outright purchase of SkyPeople (China). But we cannot guarantee that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of SkyPeople (China)’s business than if we had direct ownership of SkyPeople (China). In addition, we cannot guarantee that such contractual arrangements can be successfully implemented under PRC law. If we cannot obtain approval from MofCom and/or CSRC if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of SkyPeople (China), our business and financial performance will be materially adversely affected.

Because our principal assets are located outside of the United States, it may be difficult for investors to use  U.S. securities laws to enforce their rights against us, our officers and some of our directors in the United States or to enforce judgments of United States courts against us or them in the PRC.

All of our present officers and directors except directors Norman Ko and John W. Smagula and our CFO and corporate secretary, Spring Liu, reside outside of the United States. In addition, SkyPeople (China) is located in the PRC and substantially all of its assets are located outside of the United States. Therefore, it may be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. Federal securities laws or otherwise.

 Risks Related to Our Common Stock

We are authorized to issue blank check preferred stock, which may be issued without shareholder approval and which may adversely affect the rights of holders of our Common Stock.

We are authorized to issue 10,000,000 shares of preferred stock. The Board is authorized under our articles of incorporation, as amended, to provide for the issuance of shares of preferred stock by resolution and by filing a certificate of designations under Florida law, to fix the designation, powers, preferences and rights of the shares of each such series of preferred stock and the qualifications, limitations or restrictions thereof without any further vote or action by the shareholders. The Board previously designated and issued 1,000,000 shares of Series A preferred stock which were automatically converted into our Common Stock upon the effective date of our two-for-three reverse split and returned to the status of authorized and unissued shares of preferred stock following the reverse split. As of March 25, 2011, there were no shares of Series A preferred stock issued and outstanding. The Board designated 3,448,480 shares of Series B preferred stock. (2,000,000 shares of the Series B Preferred Stock deposited in the escrow account are not included), of which1,456,647 shares were currently issued or outstanding as of March 25, 2011, which can be converted into 971,099 shares of Common Stock. Any shares of preferred stock that are issued are likely to have priority over our Common Stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized under certain circumstances as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids to acquire us and thereby prevent shareholders from receiving the maximum value for their shares. We have no present intention to issue any additional shares of preferred stock in order to discourage or delay a change of control or for any other reason. However, there can be no assurance that preferred stock will not be issued at some time in the future.

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

We are a Florida corporation and the anti-takeover provisions of the Florida Business Corporation Act may discourage, delay or prevent certain changes in control unless such change in control is approved by a majority of our disinterested shareholders. In addition, the terms of our articles of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that shareholders may consider favorable. Our articles of incorporation and bylaws:

•
authorize the issuance of “blank check” preferred stock that could be issued by the Board to thwart a takeover attempt, in addition to the shares of Series A and Series B preferred stock that have been issued to date;

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

Our principal executive offices are located at 16/F, National Development Bank Tower, No. 2 Gaoxin 1st Road, Hi-Tech Industrial Zone, Xi’an, Shaanxi Province, PRC 710065, and our telephone number is 011-86-29-88377161. The area of our office is approximately 1,400 square meters.

We operate four factories through a branch office of SkyPeople (China) and three subsidiaries of SkyPeople (China). In each of these factories, we own all the factory facilities except for land with regard to which we own land use rights. There is no private ownership of land in the PRC. All land ownership is held by the government of the PRC. The government of the PRC, its agencies and collectives hold all land ownership. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. The chart summarizes the information of the facilities and the four factories that we operate:

Location	Products	Operator	Size	Land Use Rights Expiration Date
16th Floor, National Development Bank Tower, No. 2 Gaoxin 1st Road, Hi-Tech Industrial Zone, Xi’an, Shaanxi Province	Headquarters	N/A	1,400 square meters	*
Sanqu Town, Jingyang County, Xianyang City, Shaanxi Province	Concentrated pear juice and concentrated kiwifruit juice	SkyPeople (China)	34,476.04 square meters	December 27, 2056
Siqun Village, Mazhao Town, Zhouzhi County, Xi’an City, Shaanxi Province	Kiwifruit puree, concentrated kiwifruit puree, kiwifruit seeds and fruit beverages	Shaanxi Qiyiwangguo	23,599.78 square meters and 34,335.05 square meters	December 5, 2048 November 14, 2048
Yuton Village, Shizijie Town, Suizhong County, Huludao, Liaoning Province	Concentrated apple juice and apple aroma	Huludao Wonder	86,325	April 20, 2054
Hujia Village, Gaotai Town, Gaizhou , Liaoning Province	Concentrated apple juice and apple aroma	Yingkou	20,732	April 5, 2055

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

To our knowledge, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent, 5%, of the Company’s securities, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4 – RESERVED

PART II

Item 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been listed on the Nasdaq Global market since April 20, 2010. Immediately prior to that, our Common Stock was traded on the NYSE Amex. The following table sets forth the high and low inter-dealer prices, without mark-up, mark-down or commission, involving our Common Stock during each calendar quarter, and may not represent actual transactions.

2010	High	Low
First quarter	$8.10	$4.11
Second quarter	$7.39	$4.84
Third quarter	$6.59	$4.15
Fourth quarter	$6.00	$4.03

2009	High		Low
First quarter	$5.00		$2.50
Second quarter	$6.50		$2.80
Third quarter	$3.50		$3.50
Fourth quarter	$4.12	(1)	$2.80

(1) Closing price on December 31, 2009, reflecting the effect of the two-for-three reverse split.

Reports to Stockholders

We plan on furnishing stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its independent certified public accountants. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to maintain compliance with the periodic reporting requirements of the Exchange Act.

Stockholders

As of December 31, 2010, there were 25,690,402 shares of our Common Stock issued and outstanding, and we had approximately 76 record holders of our Common Stock.

Dividend Policy

We have not declared or paid any cash dividends on our Common Stock during our last two fiscal years. The payment of dividends is at the discretion of the Board and is contingent on our revenues and earnings, capital requirements, financial condition and the ability of our operating subsidiary, SkyPeople (China), to obtain approval from SAFE to send funds out of the PRC. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the near future.

The PRC’s national currency, the RMB or yuan, is not a freely convertible currency. Please refer to the risk factors “Governmental control of currency conversion may affect the value of shareholder investment,” “The fluctuation of the RMB may harm shareholder investments” and “PRC regulations relating to mergers and the establishment of offshore special purpose companies by PRC residents, if applied to us, may limit our ability to operate our business as we see fit.

Recent Sales of Unregistered Securities

The Company has not sold any equity securities during the fiscal year ended December 31, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Item 6 – SELECTED FINANCIAL DATA

Not Applicable.

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

Overview

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits, fruit seeds and fruit aroma) in and from the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC.  In 2010, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 60%, 24%, 12% and 4% of our revenue, respectively, compared to 61%, 17%, 20% and 2%, respectively, in 2009.

We export our products as well as sell them domestically. We sell our products either through distributors with good credit or to end users directly. In 2010 and 2009, we believe export of our products represented 38% and 22% of our revenues, respectively, and sales to distributors represented 57% and 40% of our revenues, respectively. We believe that our main export markets are the United States, the European Union, South Korea, Russia and the Middle East. We sell our Hedetang brand bottled fruit beverages domestically, primarily to supermarkets in the PRC. We sell our other fruit related products to domestic customers. In 2010, there was an increase in price of concentrated apple juice in the international market because of the shortage in fresh apples produced by Europe and China due to bad weather. As a result, our export rate increased from 22% in 2009 to 38% in 2010.

We currently market our Hedetang brand fruit beverages in only certain regions of the PRC. We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In particular, we plan to expand our glass bottle production line to produce higher margin portable fruit juice beverages targeting consumers in more populated Chinese cities. In January 2010, we engaged a beverage distributor in Beijing to focus on the sales and marketing of our fruit juice and fruit cider beverages to food and beverage wholesalers and retailers in the Beijing area. In the first quarter of 2011, we renewed our contract with this distributor and we also increased the number of distributors in the Beijing area. We also added pear juice and apple juice to our product portfolio in the first quarter of 2011. Currently we produce six flavors of fruit beverages in 280 ml glass bottles and 500 ml glass bottles, including apple juice, pear juice, kiwifruit juice, mulberry juice, kiwifruit cider and mulberry cider.  In the fourth quarter of 2010, our design team developed new packaging for our fruit beverages. We started making shipments of juices with the new packaging in Xi’an on January 28, 2011. We currently sell our fruit beverages to 84 distributors and more than 100 retails stores in approximately 17 cities, including 6 Wal-Mart stores, 11 La Cuisine Royale retail stores, 22 Juying stores (a chain store specializing in famous local food products), and 20 Xiguo supermarkets (a local supermarket chain) in Xi’an.  We also sell our products to 13 Wal-Mart stores in Beijing and Tianjin as well as to some small retail stores. Starting in March 2011, our products are being sold to 20 Renrenle supermarkets, 3 Lotus supermarkets and 36 Huarui supermarkets in Xi’an, and 8 Hutang supermarkets, 7 Letianmate supermarkets and 8 Lotus supermarkets in Beijing.

We plan to continue to focus on creating new high margin products in the future to supplement our current product offering. In the first quarter of 2009, we developed and introduced a fruit cider beverage that tested well in the market. The gross margin of our fruit cider beverages was 52.6% and 48.6% for 2010 and 2009, respectively, versus an average gross margin of 40% and 28% for our pure fruit beverages during the same period. In July 2009, we set up a Vegetable and Fresh Fruits Division to promote the sales of fresh kiwifruit in the PRC domestic market. Revenue from sales of fresh kiwifruit in 2010 and 2009 was $11.6 million and $11.7 million, respectively, which increased from $2.3 million in 2008. The margin of fresh fruits was 48.0% and 49.2% for 2010 and 2009, respectively. In the first quarter of 2011, we developed a series of high-fiber fruit juice beverages, which includes flavor of kiwifruit, apple, mulberry and pomegranate. Initial shipments of our new beverages began on January 28, 2011.

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverage quality. As of December 31, 2010, we had an internal research and development team of approximately 43 employees, and we retain external experts and research institutions for additional consultation when necessary. In the first quarter of 2011, we entered into three contracts with an outside research institute to research and develop new products. The terms of these contracts were from January 2011 to January 2013 with a monthly payment of RMB 299,990, or $45,437, according to the exchange rate of December 31, 2010.  Our research and development effort emphasizes the design and development of our processing technology with the goal of decreasing processing costs, optimizing our production capabilities and maintaining product quality. We intend to continue to invest in research and development to respond to and anticipate customer needs. In 2010 and 2009, our research and development expenses were $1,087,443 and $1,102,658, respectively.

Our business is highly seasonal and can be greatly affected by weather because of the seasonal nature in the growing and harvesting of fruits and vegetables. Our core products are apple, pear and kiwifruit juice concentrates, which are produced from July or August to April of the following year. The squeezing season for (i) apples is from August to January or February; (ii) pears is from July or August until April of next year; and (iii) kiwifruit is from September through December. Typically, a substantial portion of our revenues is earned during our first and fourth quarters. To minimize the seasonality of our business, we make continued efforts in identifying new products with harvesting seasons complementary to our current product mix. Our goal is to lengthen our squeezing season, thus increasing our annual production of fruit juice concentrates and fruit beverages. In the first quarter of 2009, we introduced mulberry and kiwifruit cider beverages in the Chinese market. Unlike fruit juice concentrates, which can only be produced during the squeezing season, such fruit beverages are made out of fruit juice concentrates and can be produced and sold in all seasons. Sales from our branded name beverage increased from $10 million in 2009 to $23 million in 2010. With continuous efforts in marketing of our beverages in domestic market, we believe that our seasonality will be reduced.

Fresh fruits are the primary raw materials needed for the production of our products. Our raw materials mainly consist of apples, pears and kiwifruits. The purchase of fresh fruits represented 79% and 48% of our cost of sales in 2010 and 2009, respectively. Other raw materials used in our business include pectic enzyme, amylase, auxiliary power fuels and other power sources such as coal, electricity and water.

We purchase raw materials from local markets and fruit growers that deliver directly to our plants. We have implemented a fruit-purchasing program in areas surrounding our factories. In addition, we organize purchasing centers in rich fruit production areas, helping farmers deliver fruit to our purchasing agents easily and in a timely manner. We are then able to deliver the fruit directly to our factory for production. We have assisted local farmers in their development of kiwifruit fields to help ensure a high quality product throughout the production channel. Our raw material supply chain is highly fragmented and raw fruit prices are highly volatile in China. Fruit concentrate and fruit juice beverage companies generally do not enter into purchasing agreements. In addition to raw materials, we purchase various ingredients and packaging materials such as sweeteners, glass and plastic bottles, cans and packing barrels. We generally purchase our materials or supplies from multiple suppliers. We are not dependent on any one supplier or group of suppliers. Our largest packing glass bottle supplier for our fruit beverages is Hebei Xinji Tianyu Glass Bottle Co. Ltd., which accounted for 13% of our total purchases in 2010 and zero in 2009. Another large supplier is Xian Hongsheng Paper Box Co. Ltd., which accounted for 9% of our total purchases in 2010 and zero in 2009. Our largest packing glass bottle supplier for our fruit beverages in 2009 was Xuzhou Ruitai Glass Bottle Co., Ltd., which accounted for 13% of our total purchases in 2009. Another large supplier in 2009 was Xian Yang Dichen Printing Co., Ltd., which accounted for 11% of our total purchases in 2009.

Shaanxi and Liaoning Provinces, where our manufacturing facilities are located, are large fruit producing provinces. We own and operate four manufacturing facilities in the PRC, all of which are strategically located near fruit growing centers so that we can better preserve the freshness of the fruits and lower our transportation costs. To take advantage of economies of scale and to enhance our production efficiency, generally, each of our manufacturing facilities has a focus on products made from one particular fruit according to the proximity of such manufacturing to the sources of supply for that fruit.  Our kiwifruit processing facilities are located in Zhouzhi County of Shaanxi Province, which has the largest planting area of apples and kiwifruit in the PRC. Our pear processing facilities are located in Shaanxi Province, which is the main pear-producing province in the PRC. Our apple processing facilities are located in Liaoning Province, a region that abounds with high acidity apples. As we use the same production line for concentrated apple juice and concentrated pear juice and both Shaanxi Province and Liaoning Province are rich in fresh apple and pear production, our Liaoning facilities also produced concentrated apple juice and our Shaanxi Province facilities also produced concentrated apple juice based on customer need. We believe that these regions provide adequate supply of raw materials for our production needs in the foreseeable future.

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. The following table presents the capital projects that we planned to use the proceeds from this offering first and primarily:
Facility	Priority Projects	Estimated Capital Expenditure (in million)
Huludao Wonder	A refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables and a concentrated fruit juice mixing center	$4.4
Huludao Wonder	A 50 ton/hour concentrated apple juice production line	10.7
Huludao Wonder	A fruit juice beverage production line	3.0
Huludao Wonder	Environmental project (waste water treatment facility for concentrated apple juice production line)	6.7
Total Capital Expenditure		$24.8

Huludao Wonder Projects

Construction of infrastructure for the concentrated apple juice production line and the fruit juice beverage production line was started on September 28, 2010. As of December 31, 2010, we have completed the infrastructure construction work for the fruit juice beverage production line and have ordered the machinery for this new beverage production line.  We expect to install and test the new beverage production line in the second quarter and start operating the production line in the third quarter of 2011.

The environmental project mainly consists of a wastewater processing facility that is required in our production of fruit juice concentrates.  Our increasing need for an additional wastewater processing facility is a result of our expansion in the production of concentrated apple juice. This project is expected to be completed in the third quarter of 2011.

In the first quarter of 2011, we halted all construction work because of the cold weather in Huludao, which regularly suffered sub-zero daytime temperatures. We expect to recommence the infrastructure construction work in April 2011 when the weather becomes more suitable for construction. We currently expect to complete all such infrastructure construction work by the end of the second quarter of 2011 and thereafter start installation and testing of the machinery. We expect to complete the installation of the concentrated apple production line in the fourth quarter of 2011 or early 2012.

We plan to start the construction of the refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables and a concentrated fruit juice-mixing center in the second quarter of 2011. We expect to complete this project in the fourth quarter of 2011 or early 2012.

As of December 31, 2010, we have spent $1.0 million from the net proceeds from the offering on the construction work of Huludao Wonder.  We have not yet signed any contracts for the purchase of the machinery or the equipment for the refrigeration storage unit and concentrated apple juice production line. We are in the process of negotiating with different suppliers and we expect to order this machinery and equipment in the third and fourth quarter of 2011.

Qiyiwangguo Projects

We previously identified several projects for our Qiyiwangguo factory which we expect to finance using our operating cash flow. These projects including a 24,000 PET bottle/hour fruit juice beverage aseptic cold-filling line and a PET bottle blowing machine system. Management plans to reevaluate the priority and timing of the Qiyiwangguo projects in the second quarter of 2011 based on the current and then market conditions and opportunities.

Other Projects

In June 2010, we signed sales contracts for approximately 1,500 tons of pear fructose with several distributors in the amount of RMB 15,311,118, or $2.3 million based on the exchange rate as of December 31, 2010. We completed the construction of our fructose production line in our Jingyang facility in November of 2010. The fruit processing capacity of our fructose production line is 10 tons of fresh apples or pears per hour. These fructose sales agreements went into effect upon the commencement of production in early November and will expire in September 2011. Although we currently plan to use the new fructose production line to produce pear fructose, this production may also be used to produce apple fructose from apple juice concentrates.

In addition, we plan to add another 20 tons per hour concentrated pear juice line as part of our 2011 capital expenditure plan using the cash generated from operating cash flows. We already ordered the machinery for this production line.  We expect to operate this line in the third quarter of 2011.

We began the construction of Yingkou factory upon its acquisition on November 25, 2009. Yingkou began its pilot production on September 20, 2010 and commenced formal production in early November of 2010.

Key Components of Operating Results

Sources of Revenue

We derive our revenue primarily from the sales of fruit juice concentrates, fruit beverages and other fruit related products in and from the PRC.

Our fruit juice concentrates, which include apple, pear and kiwifruit, are sold directly or indirectly to domestic juice manufacturers and exported primarily via distributors to North America, Europe, Russia, South Korea and the Middle East. Based on our estimates, we exported 43% and 35% of our concentrated fruit juice in 2010 and 2009, respectively. Of this amount, we estimate 73% and 86% of the revenue was exported through distributors with good credit history in 2010 and 2009, respectively. Our general sales agreement with distributors requires that the distributors pay us after we deliver our products to them, which is not contingent on resale to end users. Our credit terms for distributors with good credit history are from 30 days to 90 days. Distributors have no contractual right to return our products and we are not required to rebate or credit any amounts paid if we subsequently reduce the price of our products.

We sell our Hedetang branded bottled fruit juice beverages and fruit cider beverages domestically primarily to supermarkets in the PRC.

In addition to concentrated juice products and juice beverages, we generate other revenue from sales of apple spice, kiwifruit seeds and fresh kiwifruit. These products are mainly sold to Chinese customers.

Cost of Sales

Our cost of sales consists primarily of the cost for raw materials, including various fresh fruit, packing barrels, pectic enzyme, amylase, auxiliary power fuels and other power sources such as coal, electricity and water, bottles, packaging materials, and expenses associated with the operations of our manufacturing facilities.

The shipping and handling expenses of $1,417,299 and $832,961 for fiscal years 2010 and 2009, respectively, are reported in the Consolidated Statement of Income and Comprehensive Income as a component of selling expenses.

The largest component of our cost of sales is the cost for fresh fruit. We purchase fresh fruit and other raw materials from local markets and fruit growers that deliver directly to our plants. Our raw material supply chain is highly fragmented and raw fruit prices are highly volatile.  We generally do not enter into long term purchase agreements for fresh fruit.

Operating Expenses

We classify our operating expenses into three categories: general and administrative, sales and research and development. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, payroll taxes and employee benefit costs. Other expenses include advertising and promotional costs, shipping and handling costs not billed to customers, facilities costs and legal, audit, tax, consulting and other professional service fees.

The government owns all of the land in the PRC.  Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government.  Accordingly, we paid for land use rights in advance and such prepayments are being amortized and recorded as lease expenses using the straight-line method over the use terms of the lease, which are 30 to 50 years.  The amortization expenses were $253,212 and $174,118 for 2010 and 2009, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel costs for our executive, finance, human resources and administrative personnel, legal, audit, tax and other professional fees, depreciation expenses, insurance and other corporate expenses.

Sales

Selling expenses consist primarily of freight and transportation expenses, advertising and promotional costs and personnel costs for our sales team.

Research and Development

Research and development expenses consist primarily of personnel costs for our employees and use of outside consultants. We have focused our research and development on developing and producing innovative high margin products to further diversify our product mix. We entered into two contracts with an outside research institute to research and develop new products in fiscal year 2008. The terms of these contracts were from August 2008 to December 2010 with a monthly payment of RMB 600,000, or $90,877 according to the exchange rate of December 31, 2010. In the first quarter of 2011, we entered into three contracts with an outside research institute to research and develop new products. The research and development on the projects under these two contracts were completed in 2010. The terms of these contracts are from January 2011 to January 2013 with a monthly payment in aggregate of RMB 299,990, or $45,437 according to the exchange rate as of December 31, 2010.

Other Income (Expense), Net

Other income (expense), net consists of interest we earn on our cash and cash equivalents, interest expenses on our short-term bank loans from Chinese local banks, government subsidies and rental income or expenses.

Provision for Income Taxes

Our provision for income taxes primarily consists of corporate income taxes related to profits earned in the PRC from sales of our products. Prior to 2007, we were subject to an income tax rate of 33% in the PRC. In December 2006, SkyPeople (China) was awarded the status of a nationally recognized High and New Technology Enterprise, which entitled SkyPeople (China) to tax-free treatment from January 2007 to December 2008. Starting in January 2009, SkyPeople (China) was subject to the regular tax rate of 25%. The tax rate of Shaanxi Qiyiwangguo, was reduced from 33% to 25%, effective January 2008. The tax rate of Huludao Wonder was also reduced to 25%, effective January 2008. Yingkou commenced operation in the fourth quarter of 2010 and was subject to a tax rate of 25%. Our consolidated income tax rates were effectively 27% in both 2010 and 2009.

Our income tax expenses are comprised of U.S. and China tax accrual as computed using the tax rules and regulations for such jurisdictions.  In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 740, we evaluate material tax positions asserted on every income tax return for the technical merits as to the tax supportability under examination or tax litigation.  When we determine that a tax position is uncertain, our policy is to record a liability based on whether the tax position’s facts and circumstances on a “more likely than not” basis are supportable under tax laws and regulations.  We have had no material adjustments to the unrecognized income tax benefits since our adoption of FASB ASC 740.

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

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure at contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include the allowance for doubtful accounts receivable, estimated useful life and residual value of property, plant and equipment, provision for staff benefit, valuation of change in fair value of warrant liability, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

Principles of Consolidation

Our consolidated financial statements include the accounts of SkyPeople, Pacific, HMN, SkyPeople (China), Shaanxi Qiyiwangguo, Huludao Wonder, and Yingkou. All material intercompany accounts and transactions have been eliminated in consolidation.

The pooling-of-interest method (entities under common control) is applied to the consolidation of Pacific with SkyPeople (China) and SkyPeople (China). The reverse acquisition accounting is applied to the consolidation of SkyPeople and Pacific.

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

Fair Value of Financial Instruments

The Company discloses financial instruments at estimated fair values pursuant to FASB Accounting Standards Codification Topic on Fair Value Measurements and Disclosures (“ASC 820”). The carrying amounts of derivative financial instruments reported in the balance sheets are a reasonable estimate of fair value.

Revenue Recognition

We recognize revenue upon meeting the recognition requirements of SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue from sales of our products is recognized upon the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed. We estimate that more than 38% of our products were exported either through distributors or to end-users in 2010. Of this amount, we estimate 84% of the revenue was exported through distributors. Our general sales agreement requires the distributors to pay us after we deliver the products to them, which is not contingent on resale to end users. Our credit terms for distributors with good credit history are from 30 days to 120 days.  For new customers, we usually require 100% advance payment for direct export sales. Customer advances are recorded as advances from customers, which are a current liability. Our payment terms with distributors are not determined by the distributor’s resale to end users. Our historical bad debt rate of our accounts receivable is less than 0.5% and, because of our strict quality standards during the production, storage and transportation, we have experienced no returns based on the quality of our products. Our customers have no contractual right to return our products and historically we have not had any products returned. Accordingly, we have not recorded any provisions for returnable goods. We are not required to rebate or credit a portion of the original fee if we subsequently reduce the price of our product and the distributor still has distribution rights with respect to that product.

Cost of Sales

We determine cost of sales on the basis of the average cost of inventory methods. For purposes of determining our cost of sales of kiwifruit seeds, we apply the relative sales value costing method. In calculating the gross margin of kiwifruit seeds, we applied the weighted average method to simplify the calculation. In applying this method, we first calculated the average revenue of kiwifruit seeds and kiwifruit juice that can be produced from one ton of kiwifruit, based on our estimate in a normal production situation in the applicable period. This percentage is then applied to actual cost for the production of kiwifruit juice to calculate the actual cost of sales for kiwifruit seeds and concentrated kiwifruit juice in the period covered by the financial statements.

Foreign Currency and Comprehensive Income

The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency, however, the functional currency and the reporting currency of the Company are the United States dollar ("USD").  Assets and liabilities of the Company's foreign subsidiaries have been translated into USD using the exchange rate at the balance sheet date.  The average exchange rate for the period has been used to translate revenues and expenses.  Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Other comprehensive income for the year ended December 31, 2010 and 2009 represented foreign currency translation adjustments and were included in the consolidated statements of income and comprehensive income.

There is no guarantee the RMB amounts could have been, or could be, converted into USD at rates used in translation.

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

Impairment of Long-Lived Assets

In accordance with the FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technological or other industrial changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the reporting period there was no impairment loss.

Accounts Receivable

Accounts receivable and other receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. Allowance is made when collection of the full amount is expected no longer probable. The Company periodically evaluates its receivables for collectability based on historical experience, current economic climate, as well as recent account activities and the length of time receivables are past due, and writes off receivables when they become uncollectible. The Company believed that its allowance for doubtful accounts was adequate as of December 31, 2010.

Government Subsidies

A government subsidy is recognized only when the Company complies with any conditions attached to the grant and there is reasonable assurance that the grant will be received.

The government subsidies recognized were $2,452,384 and $2,169,380 for the years ended December 31, 2010 and 2009, respectively, and are included in other income. For the subsidy granted in 2010, we received $1.4 million in cash in 2010 and RMB 3.25 million, or $492,253 based on the exchange rate as of December 31, 2010, on March 25, 2011. We expect to receive the balance of RMB 3.7 million, or $556,108, in the second quarter of 2011.

Restrictions on Transfer of Assets out of the PRC

Dividend payments by PRC subsidiaries are limited by certain statutory regulations in the PRC. No dividends may be paid by PRC subsidiaries without first receiving prior approval from SAFE. Dividend payments are restricted to 90% of after tax profits.

The Company has not provided deferred taxes on undistributed earnings attributable to its PRC subsidiaries as they are to be permanently reinvested. On February 22, 2008, MOF, and SAT, jointly issued Cai Shui 2008 Circular 1, “Circular 1.” According to Article 4 of Circular 1, distributions of accumulated profits earned by foreign investment enterprises, (“FIE”) prior to January 1, 2008 to their foreign investors will be exempt from withholding tax, (“WHT”) while distribution of the profits earned by a FIE after January 1, 2008 to its foreign investors shall be subject to WHT.

Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its PRC subsidiaries do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any deferred taxes in relation to WHT on the cumulative amount of undistributed retained earnings since January 1, 2008.

Should the Company’s PRC subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be $4,999,432 and $2,704,119 as of December 31, 2010 and 2009, respectively.

Acquisition Transactions

Acquisition of Yingkou

On November 25, 2009, the Company completed the acquisition of Yingkou pursuant to the Stock Purchase Agreement that SkyPeople (China) entered with Shaanxi Boai on November 18, 2009. The purchase price was RMB 22,700,000, or $3,323,913 based on the exchange rate as of November 18, 2009. Yingkou commenced operation in the fourth quarter of 2010.  See Item 9A, Controls and Procedures, Item 13, Certain Relationships and Related Transactions, and Director Independence, and Notes 3 and 4 of Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009.

In accordance with ASC Top 805, Business Combinations, we allocated the purchase price to tangible assets and intangible assets of Yingkou based on their estimated fair value. We estimated that the fair value of the property, plant and equipment acquired approximated to the fair value of similar assets available in the market based on the information management received. Accordingly, we allocated $1,880,046 to various items of current assets and $4,840,218 to property, plant and equipment acquired. The excess purchase price over the fair value of tangible assets acquired, which was $266,499, was attributable to an identifiable intangible asset, the land usage right, based on estimates and assumptions determined by management. The economic life of this land usage right is approximately 50 years and the land use right is amortized over 50 years on the straight-line basis.

Under U.S. GAAP, we are required to evaluate the fair market value of net assets of the acquired company.  Shaanxi Zhongqing Limited Liability Accounting Firm, which is approved to conduct assets valuation by the MOF, estimated the net fair value of assets and liabilities of Yingkou, based on which we determined the purchase price of Yingkou. The following table summarizes the fair value of Yingkou’s assets and liabilities acquired:

ASSETS
Cash	$3,420
Prepaid expenses and other current assets	1,505,498
Other receivables	362,441
Inventory	12,107
Property, plant and equipment	4,840,218
Intangible asset	350,283
Other assets	54,406
TOTAL ASSETS	$7,128,373

LIABILITIES
Accounts payable	$97,066
Accrued expenses	9,399
Other payables	3,697,995
TOTAL LIABILITIES	$3,804,460

NET ASSETS	$3,323,913

Recent Accounting Pronouncements

In July 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”).  ASU 2010-20 enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. The adoption of this update will not have any material impact on our results of operations or financial position.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 establishes criteria for a milestone to be considered substantive and allows revenue recognition when the milestone is achieved in research or development arrangements. In addition, it requires disclosure of certain information with respect to arrangements that contain milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  ASU 2010-17 is effective for the Company prospectively beginning April 1, 2011.  The Company has evaluated ASU 2010-17 and does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

In April 2010, FASB issued ASU No. 2010-13, Compensation—Stock Compensation (ASC Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. This ASU codifies the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 09-J, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. This is effective for financial years beginning after December 15, 2010. The adoption of this update will not have any material impact on our results of operations or financial position.

In January 2010, FASB issued Codification Accounting Standards Update No. 2010-06 (ASU No. 2010-06), improving Disclosure about Fair Value Measurements, under Topic 820, Fair Value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of input for transfers in and out of Levels 1 and 2, and activity in Level 3.  This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about input and valuation techniques. ASU No. 2010-06 new disclosures and clarification of existing disclosure is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for financial statements issued for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of ASU No. 2010-06 new disclosures and clarification of existing disclosure did not have any material impact on our consolidated financial statements. The Company is currently assessing the impact, if any, of ASU No. 2010-06 disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements on our consolidated financial statements.

Comparison of Operation Results

Comparison of years ended December 31, 2010 and 2009

Revenue

The following table presents our consolidated revenues for our main products for the fiscal years 2010 and 2009, respectively, (in thousands):

	Years Ended December 31,
	2010	2009	% Change
Concentrated apple juice and apple aroma	$23,420	$6,046	287.4%
Concentrated kiwifruit juice and kiwifruit puree (excluding inter-segment sales)	19,550	21,120	(7.4%)
Concentrated pear juice	12,643	9,072	39.4%
Fruit juice beverages	17,136	7,536	127.4%
Fruit cider beverages	5,454	2,438	123.7%
Fresh fruits and vegetables	11,587	11,718	(1.1%)
Other	3,460	1,320	162.1%
Consolidated	$93,250	$59,250	57.4%

Revenue increased to $93.2 million for 2010, an increase of $33.9 million or 57.4%, compared to $59.2 million for 2009. This increase was primarily due to an increase in sales of concentrated apple juice and apple aroma, concentrated pear juice, and fruit beverages, which was partially offset by a decrease in sales of concentrated kiwifruit juice and kiwifruit puree and fresh fruits.

Sales from apple related products increased to $23.4 million in 2010, an increase of $17.4 million or 287.4%, compared to $6.0 million for 2009, primarily due to a recovery in demand for concentrated apple juice in the international market coupled with an increase in the unit price in the apple squeezing season of 2010. The output of concentrated apple juice in Europe decreased due to the negative influence of weather there in 2010, which increased the demand of concentrated apple juice produced in China.  In addition, our concentrated apple juice line in the Yingkou factory began operating in the fourth quarter of 2010, which increased our capacity for the production of concentrated apple juice in 2010. In terms of sales volume, we sold approximately 19,625 tons of concentrated apple juice in 2010, compared with approximately 6,919 tons in 2009, representing an increase of 183.6%.

Sales of concentrated pear juice increased to $12.6 million in 2010, an increase of $3.5 million or 39.4%, from $9.1 million in 2009, primarily due to an increase in demand for concentrated pear juice in the international market coupled with an increase in the unit price in 2010. In terms of sales volume, we sold approximately 14,604 tons of concentrated pear juice in 2010, compared with approximately 11,569 tons in 2009, representing an increase of 26.2%.

Sales from concentrated kiwifruit juice and kiwifruit puree decreased to $19.6 million in 2010, a decrease of $1.5 million or 7.4%, from $21.1 million in 2009, primarily due to a shortage of fresh kiwifruit in the fourth quarter of 2010 compared with the same period of 2009.  The fresh fruit market was expected to go strong this year. As the Chinese New Year, which fell in February of 2011 this year, is usually a peak and lucrative selling time for fresh fruits, we believe that farmers were storing the fresh kiwifruit towards the end of 2010 to sell them during the Chinese New Year holiday.

Our fructose production line began operating in the fourth quarter of 2010. Other revenue in 2009 contained sales of kiwifruit seeds of $1.3 million.

The revenue of our fruit beverages in the PRC increased to $22.6 million, an increase of $12.6 million, or 126.0%, compared to $10.0 million for 2009, due to marketing efforts and an increase in market demand for fruit juice in the domestic market.

In July 2009, we set up a Vegetable and Fresh Fruits Division to promote the sales of fresh fruits in the Chinese domestic market. In 2010, we not only sold fresh kiwifruits, but also other fresh fruits and organic vegetables, taking advantage of the available space of our refrigeration storage. The revenue of fresh fruits and vegetables decreased slightly to $11.6 million, a decrease of $131 thousand or 1.1%, compared to $11.7 million for 2009.

Based on our estimates, we exported products, directly or indirectly, from the PRC that represented 38% and 34%, respectively, of our revenue in 2010 and 2009. Sales to our five largest customers accounted for approximately 29% and 39% of our revenue in 2010 and 2009, respectively.

Gross Margin

The table below presents the consolidated gross profit of our main products and the consolidated gross margin for 2010 and 2009, respectively (in thousands):

	Years Ended December 31,
Gross profit from:	2010	2009	% Change
Concentrated apple juice and apple aroma	$6,034	$1,349	347.3%
Concentrated kiwifruit juice and kiwifruit puree	11,677	9,980	17.0%
Concentrated pear juice	4,077	3,691	10.5%
Fruit juice beverages	6,849	2,109	224.8%
Fruit cider beverages	2,870	1,185	142.2%
Fresh fruits	5,568	5,761	(3.4%)
Other	941	1,306	(27.9%)
Consolidated	$38,016	$25,381	49.8%

Gross profit as a % of revenue (Gross Margin)
Concentrated apple juice and apple aroma	25.8%	22.3%	15.7%
Concentrated kiwifruit juice and kiwifruit puree	59.7%	47.3%	26.2%
Concentrated pear juice	32.2%	40.7%	(20.9%)
Fruit juice beverages	40.0%	28.0%	42.9%
Fruit cider beverages	52.6%	48.6%	8.2%
Fresh fruits	48.1%	49.2%	(2.2%)
Other	27.2%	98.8%	(72.5%)
Consolidated	40.8%	42.8%	(4.7%)

Gross margin decreased to 40.8%, a decrease of 4.7%, from 42.8% for 2009. In terms of absolute dollars, gross profit for 2010 was $38.0 million, an increase of $12.6 million, or 49.8%, compared to $25.4 million for 2009, primarily due to a significant increase in revenue.

The decrease in gross margin in 2010 was primarily due to a decrease in the gross margin of concentrated pear juice and fresh fruits, which was partially offset by an increase in the gross margin of concentrated apple juice, concentrated kiwifruit juice and kiwifruit puree, and fruit beverages.

The gross margin of concentrated apple juice and apple aroma increased to 25.8%, an increase of 15.7%, for 2010 compared to 22.3% for 2009, primarily due to an increase in unit price of concentrated apple juice in the international market, which was partially offset by an increase in the price of fresh apples.

The gross margin of concentrated pear juice decreased to 32.2%, a decrease of 20.9%, for 2010 from 40.7% for 2009.  The decrease in the gross margin of concentrated pear juice was primarily due to an increase in the price of fresh pears, which was partially offset by an increase in the selling price of concentrated pear juice in 2010.  The increase in the price of fresh pears in 2010 as compared to 2009 was because in 2009 there were abundant harvests of pears that were not repeated during the 2010 squeezing season.

The gross margin of our fruit beverages increased to 43.0%, an increase of 30.3%, for 2010 from 33.0% for 2009, primarily due to an increase in the selling prices of our fruit beverages in 2010.

The gross margin of fresh fruits decreased slightly to 48.1%, a decrease of 2.2% for 2010 compared to 49.2% for 2009, primarily due to an increase in the price we paid for higher quality fruit that we sold in the domestic PRC market.

The gross margin of turnjujube juice was 46% and the gross margin of fructose was 6%. We expect the gross margin of our fructose be improved in future once we increase the production quantity. In 2009, our gross margin on kiwifruit seeds was 98.9%.   Kiwifruit seeds are the byproduct of kiwifruit juice. They are removed from the fresh kiwifruit when we process kiwifruit juice for purity. Hence, it enjoys a higher margin than any of our other products.

Operating Expenses

The following table presents consolidated operating expenses (in thousands) and operating expenses as a percentage of revenue for 2010 and 2009, respectively:

	Years Ended December 31,
	2010	2009	% Change
General and administrative	$3,450	$2,433	41.8%
Selling expenses	1,597	918	74.0%
Research and development	1,087	1,103	(1.5%)
Total operating expenses	$6,134	$4,454	37.7%

As a percentage of revenue
General and administrative	3.7%	4.1%	(9.8%)
Selling expenses	1.7%	1.5%	13.3%
Research and development	1.2%	1.9%	(36.8%)
Total operating expenses	6.6%	7.5%	(12.0%)

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses increased to $6.1 million for 2010, an increase of 37.7%, from $4.5 million for 2009.

General and administrative expenses increased to $3.5 million for 2010, an increase of 41.8%, from $2.4 million for 2009.  The increase in general and administrative expenses was mainly due to the consolidation of Yingkuo’s operating results with those of SkyPeople (China) after the acquisition in November 2009, and the increase in payroll and related expenses as the result of a larger headcount to handle the rise in sales volume.

Selling expenses increased to $1.6 million for 2010, an increase of 74%, from 0.9 million for 2009.  This was mainly due to an increase in freight and transportation expenses as a result of the increase in sales.

Research and development expenses remained fairly stable at $1.1 million. We entered into two contracts with an outside research institute to research and develop new products in fiscal year 2008.  These two contracts were from August 2008 to December 2010, with a monthly payment of RMB 600,000, or $90,877 according to the exchange rate of December 31, 2010. In the first quarter of 2011, we entered into three contracts with an outside research institute to research and develop new products. The terms of these contracts were from January 2011 to January 2013 with a monthly payment of RMB 299,990, or $45,437 according to the exchange rate of December 31, 2010.

Income from Operations

Income from operations increased to $31.9 million, an increase of 52.6%, for 2010 from $20.9 million for 2009.  As a percentage of revenue, income from operations was approximately 34.2% for 2010 compared to 35.3% for 2009.  The increase in the income from operations was mainly due to an increase in revenue that was partially offset by an increase in operating expenses.

Other Income (Expense), Net

Other expense, net was $0.4 million for 2010, compared net income of $1.5 million for 2009, primarily due to an increase in other expense from the change in fair value of warranty liability.

As we have been recognized as a High and New Technology Enterprise in Shaanxi Province for the past three years, the local government has granted us various subsidies.  We had subsidy income of $2.4 million in 2010, which increased from $2.2 million for 2009. In the second quarter of 2010, we were notified by the Shaanxi government that RMB 15 million (or approximately $2.2 million) had been appropriated to support our indirect subsidiary Qiyiwangguo’s “Kiwifruit Further Processing and Comprehensive Utilization Project” under the Key Industry Revitalization and Technology Reform Program, (“Key Industry Program”), sponsored by the National Development and Reform Commission, the Ministry of Industry and Information and the MOF.  The RMB 15 million subsidy was the second of such subsidies granted to us under the Key Industry Program. The first was in the amount of RMB 9 million (or approximately $1.3 million) granted to us in 2009 for our kiwifruit industrialization development plan. The balance of RMB 1.6 million, or $239,701, was provided in support of other aspects of our activities. For the subsidy granted during 2010, we received $1.4 million in cash in 2010 and RMB 3.25 million, or $492,253 based on the exchange rate as of December 31, 2010, on March 25, 2011. We expect to receive the balance of RMB 3.7 million, or $556,108 in the second quarter of 2011. Of the total subsidy income of RMB 10.6 million we received in fiscal year 2009, RMB 9 million, or $1.3 million, was provided to support our kiwifruit industrialization development plan; RMB 1.6 million, or $234,285, was to support our pear processing and production operations and the remainder was provided in support of other aspects of our activities.

Income Taxes

Our provision for income taxes was $8.5 million for 2010, an increase of $2.5 million or 41.7%, from $6.0 million for 2009. The increase in tax provision was due to an increase in income before taxes. Our consolidated income tax rates were effectively 27% in both 2010 and 2009.

Noncontrolling Interests

As of December 31, 2010, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests, which is deducted from our net income, was $1.8 million for 2010 compared to $1.2 million for 2009. The increase in the net income attributable to noncontrolling interests was mainly due to the increase in the net income generated from SkyPeople (China).

Net Income

Net income was $21.2 million for fiscal 2010, an increase of $6.0 million, or 39.5%, from $15.2 million for 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had cash, cash equivalents and restricted cash of $49.9 million, an increase of $35.5 million, or 246.5%, from $14.4 million as of December 31, 2009. We believe that projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit will provide the necessary capital to meet our projected operating cash requirements for at least the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity. Our restricted cash of $505,581 was used as collateral to obtain a short-term note payable.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $78.6 million as of December 31, 2010, an increase of $49.6 million, or 171.7%, compared to working capital of $29.0 million as of December 31, 2009, mainly due to an increase in cash and other receivables. Our other receivables increased by $1.1 million from $0.2 million on December 31, 2009 to $1.3 million on December 31, 2010 mainly due to an increase in a receivable of $0.6 million in subsidy from the Chinese government. The most significant sources of increase in working capital 2010 were $13.9 million from operating activities, net proceeds of $3.1 million from the issuance of 1,228,334 shares of our Common Stock from the exercise of warrants, proceed of $24 million, net of issuance cost, from the issuance of  5,181,285 shares of our Common Stock from the public offering on August 30, 2010, and net of $1.9 million from new short term bank loans. The most significant use of working capital during 2010 was the payment of $7.7 million for property, plant and equipment and $6.9 million in income tax. The payment for the property, plant and equipment was mainly for the equipment and machinery for our pear juice production line and fructose production line in the Jingyang facility, and a 20 tons/hour concentrated apple juice production line in the Yingkou facility. The fructose production line and the concentrated apple juice production line in the Yingkou facility commenced operation in the fourth quarter of 2010. The pear juice production line is expected to operate in the third quarter of 2011.

In the past two years, our annual capital expenditures ranged from $0.4 million to $7.7 million.  We financed our capital expenditures and other operating expenses through operating cash flows and bank loans.  As of December 31, 2010, the balance of short term bank loans totaled RMB 67.6 million, or $10.2 million based on the exchange rate as of December 31, 2010, with interest rates ranging from 4.80% to 7.97% per annum. Of this amount, RMB 18 million, or $2,726,323, was secured by the guarantee provided by Shaanxi Boai Pharmaceutical & Scientific Development Co., Ltd., and the rest of the loans were collateralized by land usage rights and buildings and were due for repayments from June 2010 to December 2011. The balance of the short-term note payable as of December 31, 2010 was RMB 3.3 million, or $505,581 based on the exchange rate of December 31, 2010. This short-term note payable is secured by the same amount of restricted cash.

On August 30, 2010 we closed the sale of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received aggregate net proceeds of approximately $24 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. We expect to use the net proceeds from this offering for capital expenditures at Huludao Wonder facilities, which include a beverage production line, a 50 ton/hour concentrated apple juice production line, refrigeration storage with a capacity of 15,000 tons, a concentrated fruit juice mixing center with a capacity of 10,000 tons and related construction and an environmental project. Construction of infrastructure for the concentrated apple juice production line and the fruit juice beverage production line was started on September 28, 2010. As of December 31, 2010, we have completed the infrastructure construction work for the fruit juice beverage production line and have ordered the machinery for this new beverage production line.  We expect to install and test the new beverage production line in the second quarter and start operating the production line in the third quarter of 2011. The environmental project mainly consists of a wastewater processing facility that is required in our production of fruit juice concentrates.  Our increasing need for an additional wastewater processing facility is a result of our expansion in the production of concentrated apple juice. We expect to complete this project in the third quarter of 2011. In the first quarter of 2011, we halted all construction work because of the cold weather in Huludao, which had regularly suffered sub-zero daytime temperatures. We expect to recommence the infrastructure construction work in April 2011 when the weather becomes more suitable for construction. We currently expect to complete all such infrastructure construction work by the end of the second quarter of 2011 and thereafter start installation and testing of the machinery. We expect to complete the installation of the concentrated apple production line in the fourth quarter of 2011 or early 2012. We plan to start the construction of the refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables and a concentrated fruit juice-mixing center in the second quarter of 2011. We expect to complete this project in the fourth quarter of 2011 or early 2012. As of December 31, 2010, we have spent $1.0 million of the net proceeds from the offering on the construction work of Huludao Wonder.  We have not signed any contracts for the purchase of the machinery or the equipment for the refrigeration storage unit and concentrated apple juice production line yet. We are in the process of negotiating with different suppliers and we expect to order this machinery and equipment in the third and fourth quarters of 2011.

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following contractual obligations servicing table describes our overall future cash obligations based on various current contracts in the next three years:

	Payments Due by Period (at December 31, 2010)
		Less than	1 - 3	After
	Total	1 Year	Years	3 Years
Short-term bank loans	$10,238,856	$10,238,856	$-	$-
Interest on short-term bank loans	475,168	475,168	-	-
Short-term notes payable	505,581	505,581	-	-
Operating lease	16,661	16,661	-	-
Construction in progress	283,284	283,284	-	-
Acquisition of plant and machinery	183,756	183,756	-	-
Total	$11,703,306	$11,703,306	$-	$-

We capitalized $5,964 as construction in progress from Huludao Wonder as of December 31, 2010. The beverages line is expected to operate in the third quarter of 2011, and the construction of environmental projects is expected to be completed in the third quarter of 2011. We currently only have one beverage line in the Qiyiwangguo facility. As Huludao City, where Huludao Wonder is located, is closer to Beijing compared to Xi’an, where Qiyiwangguo is located, the operation of a new beverage line in Huludao Wonder will help us save shipping and transportation costs. In addition, it is expected to help us expand the market coverage in the Northeast part of China. We also plan to set up a refrigeration storage unit, a concentrated fruit juice mixing center and a 50 ton/hour concentrated apple juice production line in Huludao Wonder in 2011, which will meet the increasing production demands of Huludao Wonder. The environment projects are part of this project, which will be in compliance with local environmental laws. Our estimated future uncontractual capital expenditure for the beverages line and environmental projects is $9.7 million.  The contractual obligation of $283,284 for the construction in progress is for the construction of infrastructure for a concentrated apple juice production line in the Huludao Wonder factory. We began renovation of the factory in Qiyiwangguo in the fourth quarter of 2010. We capitalized $939 as construction in progress as of December 31, 2010.  This project is expected to be completed by the end of the second quarter of 2011. There will be approximately $5,000 further incurred on this project, which is not a contractual obligation.  The contractual obligation of $183,756 for the acquisition of plant and machinery is for the purchase of some machinery for our existing production line in the Qiyiwangguo factory to improve its efficiency.

In the first quarter of 2011, we entered into three contracts with an outside research institute to research and develop new products. The terms of these contracts were from January 2011 to January 2013 with a monthly payment of RMB 299,990, or $45,437, according to the exchange rate of December 31, 2010.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Foreign Currency Exchange Rate Risk

The majority of our sales, cost of manufacturing and marketing are transacted in Chinese yuan.  Consequently, our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and Chinese currencies. Proceeds from equity financings are one of our major sources of working capital, which is denominated in U.S. dollars. Our financial position and results of operations are also affected by fluctuations in exchange rates between the functional currency (which is in U.S. dollars) and currencies used in our foreign operations.  Foreign currency translation adjustments resulted in an increase of $3.3 million in 2010 and a decrease of $85,437 in fiscal 2009 to shareholders’ equity.

As currency exchange rates change, translation of the statements of operations of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We generally have not hedged against these types of currency risks because cash flows from the PRC operations have been reinvested locally.

Interest Rate Risk

At December 31, 2010, approximately $10.2 million of our outstanding borrowings were subject to changes in interest rates; however, we do not use derivatives to manage this risk. The interest rate on our loans ranges from 4.80% to 7.97% per annum.  As of December 31, 2010, the balance of short term bank loans totaled RMB 67.6 million, or $10.2 million based on the exchange rate of December 31, 2010, Of this amount, RMB 18 million, or $2,726,323 was secured by the guarantee provided by Shaanxi Boai Pharmaceutical & Scientific Development Co., Ltd., and the rest of the loans were collateralized by land usage rights, buildings, and plant and machinery. All loans are due for repayment from June 2011 to December 2011. The balance of short-term note payable as of December 31, 2010 was RMB 33.3 million, or $5,043,697 based on the exchange rate of December 31, 2010. This short-term note payable is secured by the same amount of restricted cash.

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

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2010.

The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by a company in reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with such evaluation, management determined that the acquisition of Yingkou that was consummated in November 25, 2009 was a related party transaction that should have been subject to our policies and procedures governing related party transactions (Statement of Policies and Procedures with Respect to Related Party Transactions).  Even though the ultimate purchase price of Yingkou paid by us was lower than the valuation appraised by a qualified third party, thus favorable to us, and there was no affiliation between the relevant directors and officers of the Company and the seller of Yingkou at the time Yingkou Acquisition was initially approved by the shareholders of SkyPeople (China) and the affiliation between the relevant directors and officers and the seller of Yingkou came into existence while the transaction was being delayed and such affiliation ended prior to the consummation of the acquisition, management determined that the failure to disclose the relevant affiliation while the transaction was pending was a material weakness in our disclosure controls and procedures.  See Item 9A, Controls and Procedures, Item 13, Certain Relationships and Related Transactions, and Director Independence, and Notes 3 and 4 of Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009.

During fiscal year 2010, we adopted various procedures to improve our disclosure controls and procedures as well as our internal controls over financial reporting. Such procedures include procedures related to sales, purchase, inventory, fixed assets purchase, monthly closing procedures as well as transparency enhancing procedures governing related party transactions.  In June 2010, we engaged an internationally recognized third party professional internal control consultant to help evaluate our existing systems and procedures and make improvement recommendations.  The goal of our efforts was to improve our disclosure controls and procedures to ensure that we comply with the financial reporting and control requirements under Sarbanes-Oxley Act. Pursuant to our policy and procedures, related parties to a transaction with the Company are required to disclose and confirm any affiliation at the end of the relevant quarter end and sign the related party transaction disclosure list.

Based on that evaluation, our CEO and CFO concluded that because of the lack of disclosure related to the acquisition of Yingkou, our disclosure controls and procedures were not effective as of December 31, 2010.  See Item 13, Certain Relationships and Related Transactions, and Director Independence, and Notes 3 and 4 of Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with U.S. GAAP. Our accounting policies and internal controls over financial reporting, established and maintained by management, are under the general oversight of the Board’s audit committee.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

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

Management assessed our internal control over financial reporting as of December 31, 2010. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Because the lack of disclosure of the Yingkou acquisition as a related party transaction to the Board and in the Company’s previous SEC filings according to its Statement of Policies and Procedures with Respect to Related Party Transactions policy and the related SEC rules may be considered a material weakness in the efficiency and effectiveness of the Company’s procedures with respect to the conduct of its operations and the Company’s compliance with laws and regulations, management concluded that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2010 and that the Company’s disclosure controls and procedures over financial reporting were not effective as of December 31, 2010.

The Company has been constantly making efforts in implementing our existing and newly adopted procedures to improve our disclosure controls and internal controls over financing reporting. We intend to rectify the material weakness identified in our evaluation by emphasizing transparency and enhancing efforts in information collection and disclosure.

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of March 25, 2011 the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Yongke Xue	44	Director, Chief Executive Officer
Spring Liu	38	Chief Financial Officer, Secretary
Xiaoqin Yan	32	Director
Guolin Wang (1) (2)	47	Director
John W. Smagula (1) (2)	40	Director
Norman Ko (1) (2)	46	Director

(1) Member of the audit committee
(2) Member of the compensation committee

Yongke Xue, Chief Executive Officer and Director

Mr. Xue has been serving as one of our directors since February 26, 2008 upon consummation of a reverse merger transaction and has been serving as our CEO since February 2008. Mr. Xue is the brother of the sole beneficial owner of 11,736,626 shares of the Company’s Common Stock owned of record by Fancylight. Mr. Xue has served as the director of SkyPeople (China) since December 2005. Mr. Xue served as the general manager of Hede from December 2005 to June 2007. Prior to that, he served as the business director of the investment banking division of Hualong Securities Co., Ltd. from April 2001 to December 2005. He also acted as the vice general manager of Shaanxi Huaye Foods Co., Ltd. from July 1998 to March 2001. Mr. Xue graduated from Xi’an Jiaotong University with an MBA in 2000. Mr. Xue graduated with a Bachelor’s degree in Metal Material & Heat Treatment from National University of Defense Technology in July 1989. The Board believes that Mr. Xue’s vision, leadership and extensive knowledge of the Company is essential to the development of its strategic vision.

Spring Liu, Chief Financial Officer and Corporate Secretary

Ms. Liu has been serving as our CFO since April 14, 2008 and secretary since April 25, 2008. Prior to that, Ms. Liu worked for Trio-Tech International since January 2003. She was promoted as accounting manager in 2004 and was promoted as corporate secretary and financial reporting manager in 2005. Ms. Liu passed all sections of the Uniform Certified Public Accountants Examination in California in March 2006. Ms. Liu earned a Bachelor of Arts in English from the Xi’an Foreign Languages University in China in 1996 and a Bachelor of Science in Accounting from University of Phoenix in 2004. Prior to her appointment as CFO, Ms. Spring Liu served at Trio-Tech International from February 2003 to April 2008 in the following positions: accountant, accounting manager, financial reporting manager, assistant corporate secretary and corporate secretary.

Xiaoqin Yan, Director

Ms. Yan has been serving as one of our directors since April 7, 2008. Ms. Yan is a director of SkyPeople (China) and has been with us since January 2006. From March 2004 to June 2005, Ms. Yan held the position of manager of human resources of Express Worldwide Ltd. Ms. Yan served as the manager of logistics of Tianjin Dingyuan International Foods Co., Ltd. from October 1999 to March 2004. Ms. Yan graduated from the Air Force University of Engineering and earned a degree in Computer Technology. In July 2006, she graduated from PLA Military School and received a Bachelor’s degree in Business Management. The Board that believes Ms. Yan’s strong experience in operations and technical background is important to the Company’s business operations and market decisions.

Guolin Wang, Director

Mr. Wang has been serving as one of our directors since April 7, 2008. Mr. Wang has served as a director of SkyPeople (China) since October 2005. Since 1996 he has been a professor in the Finance Department of the Management School and in the Economics and Finance School of Xi’an Jiaotong University. He previously served as the director and chairman of Xi’an Changtian Environmental Protection Engineering Co., Ltd. from February 2006 to June 2007. Mr. Wang graduated with a Bachelor of Science in Electronics & Telecommunication from Xi’an Jiaotong University in July 1983. In July 1983, he attained a Master’s degree in Management Science and Engineering. He graduated with a Doctorate degree in Management and Science and Engineering from Xi’an Jiaotong University’s School of Economics & Finance in 2006. The Board believes that Mr. Wang’s strong experience in engineering is important to the Company’s business operations.

John W. Smagula, Director

Mr. Smagula has been serving as one of our directors since June 28, 2010. Since June 2003, Mr. Smagula has served as Director of Asian Programs at Temple University Beasley School of Law in Philadelphia. From 2000 to 2003 he taught law at Zhongshan, Tsinghua and Sichuan Universities in China through fellowships from the Yale-China Association and the Ford Foundation. Prior to that, from March 1997 to May 2000, he was a corporate attorney at Paul, Weiss, Rifkind, Wharton & Garrison in New York and Hong Kong. He is also the owner and founder of Crossings Tea Company. Mr. Smagula earned his B.A. in International Relations from Pomona College in 1992, his J.D. from Washington University School of Law in St. Louis in 1995, and his M.S. in Education from Temple University in 2007.  The Board believes that Mr. Smagula’s strong U.S. capital market experience is important to the Company’s risk assessment and capital market decisions.

Norman Ko, Director

Mr. Ko has been serving as one of our directors and chairman of the audit committee and compensation committee since April 25, 2008. Mr. Ko has been a partner of Smith Mandel & Associates, LLP, a certified public accounting firm in Los Angeles, since July 2007. Mr. Ko earned a Master of Business Administration from the University of San Francisco in 1989 and a Bachelor of Science from York University in Canada in 1987. He is a member of the American Institute of Certified Public Accountants and a member of the California Society of Certified Public Accountants. The Board believes that Mr. Ko’s accounting experience is important to the Company’s internal controls and decision- making process.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act , requires that directors, certain officers of the Company and ten percent shareholders file reports of ownership and changes in ownership with the Commission as to the Company’s securities beneficially owned by them. Such persons are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended December 31, 2010.

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

Committees of the Company’s Board of Directors

The Board held four regularly scheduled and special meetings during fiscal year 2010.  All of the directors attended (in person or by telephone) all of the Board meetings and any committees of the Board on which they served during the fiscal year. Directors are expected to use their best efforts to be present at the shareholders annual meeting. All of our directors attended the June 28, 2010 shareholders annual meeting.

Audit Committee. On April 25, 2008, the Board formed an audit committee. Messrs. Ko, Smagula and Wang currently serve on the audit committee, which is chaired by Mr. Ko. Each member of the audit committee is “independent” as that term is defined in the rules of the SEC and within the meaning of such term as defined under the rules of the NASDAQ Global Market. The Board has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee. The audit committee held four meetings during fiscal year 2010. Our Board has determined that Mr. Ko is an “audit committee financial expert,” as defined under the applicable SEC rules.

Compensation Committee. On April 25, 2008, the Board formed a compensation committee. During fiscal year 2010, Messrs. Ko, Wang and Fields served on the compensation committee, which was chaired by Mr. Ko.  Each member of the compensation committee is “independent” as that term is defined in the SEC rules and within the meaning of such term as defined under the rules of the NASDAQ Global Market, a “nonemployee director” for purposes of Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. Effective at our 2010 shareholders annual meeting held on June 28, 2010, Mr. Fields retired from his position on the Board . Mr. Smagula served on the compensation committee after that date. No interlocking relationship exists between the Board or the compensation committee and the Board  or compensation committee of any other company, nor has any interlocking relationship existed during the last fiscal year. The compensation committee held two meetings during fiscal year 2010.

Other Committees. The Board may on occasion establish other committees, as it deems necessary or required. We do not currently have a standing nominating committee, or a committee performing similar functions. The full Board currently serves this function. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the Board. The Board will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment. There have been no material changes to the procedures by which security holders may recommend nominees to the Board.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers has served as a member of a compensation committee, or other committee serving an equivalent function, of any other entity whose executive officers serve as a director of the Company or member of the Company’s compensation committee.

Family Relationships

There are no family relationships among the Company’s directors or officers.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Objectives

We operate in a highly competitive and rapidly changing industry. The key objectives of our executive compensation programs are to:

•	attract, motivate and retain executives who drive our success and industry leadership; and

•	provide each executive, from vice president to CEO, with a base salary on the market value of that role, and the individual’s demonstrated ability to perform that role.

The compensation to executive officers only contains base salary for 2010 and 2009, except that on December 9, 2009 we issued our CFO, Spring Liu, a warrant to purchase an aggregate of 100,000 shares of Common Stock at an exercise of $4.50 per share. These warrants expire on December 9, 2014. The Board’s compensation committee is considering establishing criteria for calculating and paying performance based bonuses to our executive officers and/or long-term incentive compensation in the form of stock options. Currently, we do not have any stock option plans for our directors, officers or employees, and there were no outstanding options held by any of our directors, executive officers or employees as of March 25, 2011.

What Our Compensation Program is Designed to Reward

Our compensation program is designed to reward each individually named executive officer’s contribution to the advancement of our overall performance and execution of our goals, ideas and objectives.  It is designed to reward and encourage exceptional performance at the individual level in the areas of organization, creativity and responsibility while supporting our core values and ambitions. This in turn aligns the interest of our executive officers with the interests of our shareholders, and thus with our interests.

Determining Executive Compensation

The Board’s compensation committee reviews and approves the compensation program for executive officers annually after the close of each year. Reviewing the compensation program at such time allows the compensation committee to consider the overall performance of the past year and the financial and operating plans for the upcoming year in determining the compensation program for the upcoming year.

Our compensation program only contains base annual salary in 2010 and 2009, except that on December 9, 2009 we issued our CFO, Spring Liu, a warrant to purchase an aggregate of 100,000 shares of  Common Stock at an exercise of $4.50 per share. These warrants expire on December 9, 2014. On the date of the grant, our stock was traded at $3.17 per share. As of December 31, 2010, Spring Liu has exercised no warrants.

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

Role of Executive Officers in Determining Executive Compensation

The compensation committee determines the compensation for the CEO, which is based on various factors, such as level of responsibility and contributions to our performance. The CFO recommends the compensation for our executive officers (other than the compensation of the CEO) to the compensation committee. The compensation committee reviews the recommendations made by the CEO and determines the compensation of the CFO and the other executive officers.

Employment Agreements

We do not currently have an employment agreement with any of our executive officers.

Summary Compensation of Named Executive Officers

Our executive officers do not receive any compensation for serving as executive officers of Pacific or us. However, except for our CEO, the remaining executive officers are compensated by and through SkyPeople (China). Our CEO, Yongke Xue, has not received any compensation from us or any of our subsidiaries for his services in the past three years. The following table sets forth information concerning cash and non-cash compensation paid by SkyPeople (China) to our named executive officers for 2010 and 2009, respectively.

Name and Principal Position	Year Ended	Salary ($)		Bonus ($)	Stock Awards	Option Awards		Non-Equity Incentive Plan Compen-sation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)		Total ($)
Yongke Xue	12/31/2010	$200,000	(4)	-	-	-		-	-	-		$200,000
	12/31/2009	$13,077	(4)	-	-	-		-	-	-		$13,077
Spring Liu (1)	12/31/2010	$160,000		-	-	-	(2)	-	-	$3,000	(3)	$163,000
	12/31/2009	$101,846		-	-	-	(2)	-	-	$3,000	(3)	$104,846

(1)    Ms. Liu was hired as CFO in April 2008.
(2)    On December 9, 2009, we issued Ms. Liu a warrant to purchase an aggregate of 100,000 shares of our Common Stock at an exercise price of $4.50 per share. As of December 31, 2010, Spring had exercised no warrants.
(3)    The Company contribution to Simple IRA (Savings Incentive Match Plan for Employees).
(4)    Mr. Xue’s annual salary is $200,000 effective 12/09/09.

Outstanding equity awards at December 31, 2010

The following table presents certain information concerning outstanding equity awards held by each of our named executive officers at December 31, 2010.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Yongke Xue			-	-
Spring Liu	100,000	(1)	-	-	$4.50	April 9, 2014

(1)    On December 9, 2009, we issued Ms. Liu a warrant to purchase an aggregate of 100,000 shares of our Common Stock at an exercise price of $4.50 per share. As of December 31, 2010, Spring Liu had exercised no warrants.

Option and Warrant Grants in 2009; Outstanding Equity Awards

On December 9, 2009, we issued our CFO, Spring Liu, a warrant to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $4.50 per share.  The value of the warrant was deemed immaterial and no compensation cost was accrued under FASB ASC Topic 718 for fiscal year 2009.

Compensation of Directors

Our directors did not receive compensation for their service on the board of directors for 2006 and 2007. Starting in 2008, we began (i) paying each of our nonemployee directors an annual fee of $25,000, (ii) reimbursing our directors for actual, reasonable and customary expenses incurred in connection with the performance of their duties as board members and (iii) paying the chairman of our audit committee a fee of $25,000 for his or her service as chairman. The following table sets forth information concerning cash and non-cash compensation paid by us to our directors during 2010.

Name	Fees Paid in Cash ($)(1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue	—	—	—	—	—	—	—
Xiaoqin Yan	—	—	—	—	—	—	—
Guolin Wang (2)	—	—	—	—	—	—	—
Robert B. Fields (3)	$15,000	—	—	—	—	—	$15,000
Norman Ko	$25,000	—	—	—	—	—	$25,000
John Smagula	$10,000	—	—	—	—	—	$10,000

(1)    Cash compensation for Board and committee meeting attendance and service as a committee chairman.
(2)    Mr. Wang is a PRC resident and our policy is not to provide cash compensation for director services to nonemployee directors who are PRC residents. We believe that this is a common practice for companies with their primary operations in the PRC.
(3)    Effective at our 2010 Annual Meeting of Shareholders held on June 28, 2010, Mr. Robert B. Fields retired from his position on the  Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is our equity compensation plan information:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders (1)	100,000	$4.5
Total	100,000

(1)
On December 9, 2009, we issued our CFO, Spring Liu, a warrant to purchase an aggregate of 100,000 shares of our Common Stock at an exercise price of $4.50 per share. As of December 31, 2009, Spring Liu had exercised no warrants. As of December 31, 2009, the value of the warrant was deemed immaterial and no compensation cost was accrued under FASB ASC Topic 718 for fiscal year 2009.

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of March 25, 2011 by:

•	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 25,690,402 shares of our Common Stock outstanding as of March 25, 2011.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of March 25, 2011 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of March 25, 2011 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o SkyPeople Fruit Juice, Inc., 16/F, National Development Bank Tower, No. 2 Gaoxin 1st Road, Xi’an, Shaanxi Province, PRC 710075.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
5% Shareholders
Hongke Xue (1)	11,736,626	45.7%
Barron Partners LP (2)	1,838,930	6.9%
Lin Bai (3)	1,467,078	5.7%

Directors and Named Executive Officers
Yongke Xue	—	—
Spring Liu (4)	100,000	—
Yiaoqin Yan	—	—
Guolin Wang	—	—
Norman Ko	—	—
John Smagula	—	—
All current directors and executive officers as a group (6 persons)	100,000	—

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

(2)
Consists of (a) an aggregate of 971,099 shares of our Common Stock issuable upon conversion of Series B preferred stock and (b) 867,831 shares of Common Stock purchased from the open market. The address for Barron Partners is 730 Fifth Avenue, 9th Floor, New York, New York 10019.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There has not been any reportable transaction between a related person and us since December 1, 2009.

On November 25, 2009, we acquired Yingkou for a purchase price of RMB 22,700,000 (or approximately $3,325,569 based on the exchange rate of December 31, 2009), pursuant to the Stock Purchase Agreement that SkyPeople (China) entered into with Shaanxi Boai. The acquisition of Yingkou was originally contemplated in connection with the Company’s private financing in 2008 pursuant to the Series B Convertible Preferred Stock Purchase Agreement, dated February 25, 2008, by and between the Company and certain accredited investors, or the Series B Purchase Agreement. The Series B Purchase Agreement required that, when it became legally and financially feasible, the Company make arrangements, including acquisition arrangements, with Yingkou so that after giving effect to such arrangements, the financials of Yingkou would be consolidated into the Company’s financials in accordance with the principles of the generally accepted accounting principles of the US GAAP.

Previously on May 26, 2008, the shareholders of SkyPeople (China) approved, in principle without dictating specific terms, for SkyPeople (China) to acquire Yingkou from Shaanxi Boai.  Thereafter, the proposed acquisition was delayed by the worldwide economic recession that impacted our business operations and growth strategies.  The acquisition of Yingkou in November 2009 at the final purchase price of RMB 22.7 was based on the asset valuation report dated June 25, 2008 provided by Shaanxi Zhongqing Limited Liability Accounting Firm, an asset valuation firm certified by the PRC Ministry of Finance (“MOF”).  Prior to the acquisition of Yingkou from Shaanxi Boai, our CEO, Yongke Xue, served as a director of Shaanxi Boai from August 30, 2009 to November 10, 2009.  In addition, prior to the acquisition of Shaanxi Boai, between January 6, 2009 and November 10, 2009, 46% of Shaanxi Boai was held by Shaanxi Future Adventure Investment & Management Co., Ltd., (“Shaanxi Future”), pursuant to a trust agreement between Shaanxi Future and an unrelated individual who is Shaanxi Boai’s current sole shareholder.  Shaanxi Future is a company organized under the laws of the PRC, which has been 80% and 20% owned by Mr. Xue and Ms. Xiaoqin Yan, a director of both SkyPeople and SkyPeople (China), respectively.  See Item 9A, Controls and Procedures and Notes 3 and 4 of Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009 for additional information related to the acquisition of Yingkou.

Director Independence

We currently have five directors. Three of our current directors, Messrs. Wang, Ko and Smagula, are “independent directors” as defined under the rules of the NASDAQ Global Market, constituting a majority of independent directors of the Board as required by the rules of the NASDAQ Global Market.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years 2010 and 2009. All of the services described in the following fee table were approved in conformity with the audit committee’s pre-approval process.

	2010	2009
Audit Fees	$231,000	$136,000
Tax Fees	11,500	11,500
Total	$235,500	$147,500

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by BDO Limited and Child, Van Wagoner & Bradshaw, PLLC for professional services rendered for the audit of our fiscal 2010 and 2009 annual financial statements and for the review of the financial statements included in our quarterly reports. Audit fees for 2010 included fees of $24,000 for quarterly reviews billed by BDO Limited, $170,000 billed or billable by BDO Limited for the audit of the consolidated financial statements, $30,000 for services in respect to the Company’s Form S-1 filing provided by BDO Limited, $3,500 for consent to file and reissuance of an audit report dated March 27, 2009 on financial statement for the year ended December 31, 2008 billed by Child, Van Wagoner & Bradshaw, PLLC., and $3,500 regarding the consent to file Post-Effective Amendment No 1 to Form S-1 billed by Child, Van Wagoner & Bradshaw, PLLC. Audit fees for 2009 include quarterly review fees of $30,000 billed by Child, Van Wagoner & Bradshaw, PLLC and $106,000 billed by BDO Limited for the audit of the consolidated financial statements for fiscal 2009.

Tax Fees

The amounts set forth opposite “Tax Fees” above reflect the aggregate fees billed for fiscal 2010 and 2009 for professional services rendered for tax compliance and return preparation. The compliance and return preparation services consisted of the preparation of original and amended tax returns and support during the income tax audit or inquiries.

The Board audit committee’s policy is to pre-approve all audit services and all non-audit services that our independent accountants are permitted to perform for us under applicable federal securities regulations. The audit committee’s policy utilizes an annual review and general pre-approval of certain categories of specified services that may be provided by the independent accountant, up to pre-determined fee levels. Any proposed services not qualifying as a pre-approved specified service, and pre-approved services exceeding the pre-determined fee levels, require further specific pre-approval by the audit committee. The audit committee has delegated to the Chairman of the audit committee the authority to pre-approve audit and non-audit services proposed to be performed by the independent accountants. Our audit committee was established in April 2008. Therefore, all the services provided by BDO Limited in fiscal 2010 and 2009 were pre-approved by the audit committee.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENTS:

The following financial statements, including notes thereto and the independent auditors' report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page F-1 hereof:

1.	Management’s Report on Internal Control over Financial Reporting
2.	Report of Independent Public Registered Accounting Firm
3.	Consolidated Balance Sheets
4.	Consolidated Statements of Income and Comprehensive Income
5.	Consolidated Statements of Shareholders' Equity
6.	Consolidated Statements of Cash Flows
7.	Notes to Consolidated Financial Statements

b)             EXHIBITS:
Exhibit Index
Exhibit Number	Description
2.1
Share Exchange Agreement, dated as of February 22, 2008 by and among Pacific Industry Holding Group Co., Ltd., “Pacific,” Terrence Leong, SkyPeople Fruit Juice, Inc., the “Registrant,” and the shareholders of Pacific. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on February 28, 2008, the “February 28, 2008 8-K”.

3.1
Amended and Restated Articles of Incorporation of the Registrant.  Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Commission on March 3, 2008, the “March 3, 2008 8-K.”

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
3.6
Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on May 23, 2008. Incorporated by reference to Exhibit 3.6 to our Annual Report on Form 10-K for the year ended December 31, 2008, the “2008 10-K.”

4.1
Warrant to purchase 5,338,236 shares of the Registrant’s Common Stock issued to Barron Partners LP, dated June 2, 2009, Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-159959, filed with the Commission on June 12, 2009, the “June 2009 S-1,”, as amended by Warrant to purchase 1,192,883 shares of the Registrant’s Common Stock issued to Barron Partners LP, dated June 2, 2009, Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.

4.2
Warrant to purchase 970,588 shares of the Registrant’s Common Stock issued to Barron Partners LP, dated June 2, 2009, Incorporated by reference to Exhibit 4.2 to the June 2009 S-1, as amended by Warrant to purchase 1,192,883 shares of the Registrant’s Common Stock issued to Barron Partners LP, dated June 2, 2009, Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.

4.3
Warrant to purchase 161,764 shares of the Registrant’s Common Stock issued to Eos Holdings, LLC, dated June 2, 2009, Incorporated by reference to Exhibit 4.3 to the June 2009 S-1, as amended by Warrant to purchase 35,451 shares of the Registrant’s Common Stock issued to Eos Holdings, LLC, dated June 2, 2009, Incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.

4.4
Warrant to purchase 29,412 shares of the Registrant’s Common Stock issued to Eos Holdings, LLC, dated June 2, 2009, Incorporated by reference to Exhibit 4.4 to the June 2009 S-1, as amended by Warrants to purchase 35,451 shares of the Registrant’s Common Stock issued to Eos Holdings, LLC, dated June 2, 2009, Incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.

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

10.1	Call Option Agreement between Hongke Xue and Fancylight Limited, dated as of February 25, 2008. Incorporated by reference to Exhibit 10.5 to the March 3, 2008 8-K.
10.2
Share Transfer Agreement by and among Shaanxi Hede Investment Management Co., Ltd. Niu Hongling, Wang Qifu, Wang Jianping, Zhang Wei, Cui Youming and Yuan Ye, dated as of May 31, 2007. Incorporated by reference to Exhibit 10.6 to the March 3, 2008 8-K.

10.3
Exchange Agreement, dated as of May 28, 2009 between the Registrant, Barron Partners LP and Eos Holdings, LLC. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2009 , the “June 2009 8-K.”

10.4	Waiver and Release, dated as of May 28, 2009 by Barron Partners LP in favor of the Registrant. Incorporated by reference to Exhibit 10.2 to the June 2009 8-K.
10.5	Waiver and Release, dated as of May 28, 2009 by Eos Holdings, LLC in favor of the Registrant. Incorporated by reference to Exhibit 10.3 to the June 2009 8-K.
10.6
Underwriting Agreement, dated as of October 28, 2009, by and among the Registrant, Roth Capital Partners, LLC, Maxim Group LLC, Barron Partners LP and Eos Holdings, LLC. Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 29, 2009.

10.7
English translation of the Stock Purchase Agreement dated as of November 18, 2009, by and between Shaanxi Tianren Organic Food Co., Ltd. and Xi’an Dehao Investment & Consulting Co., Ltd. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on November 20, 2009 and to the Current Report on Form 8-K/A filed with the Commission on November 25, 2009.

10.8
Warrant to purchase 100,000 of the Registrant’s Common Stock issued to Spring Liu, dated December 9, 2009.  Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.

10.9
English translation of the Distribution Agreement dated as of January 8, 2010, by and between Shaanxi Qiyiwangguo Modern Organic Agriculture Co. Ltd. and Beijing Ni’aode Trading Co., Ltd.  Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.

10.10
English Translation of Credit Facility Agreement dated June 30, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank Incorporated by reference to Exhibit 10.29 of the 2009 10-K.

10.11
English Translation of Credit Facility Agreement dated November 6, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank.  Incorporated by reference to Exhibit 10.30 of the 2009 10-K.

10.12
English Translation of Credit Facility Agreement dated November 24, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank.  Incorporated by reference to Exhibit 10.31 of the 2009 10-K.

10.13
English Translation of Credit Facility Agreement dated June 26, 2009 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Commercial Bank of Huludao. Incorporated by reference to Exhibit 10.32 of the 2009 10-K.

10.14
English Translation of Pledge Agreement dated June 26, 2009 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Commercial Bank of Huludao. Incorporated by reference to Exhibit 10.33 of the 2009 10-K.

10.15
English Translation of Credit Facility Agreement dated August 12, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank Incorporated by reference to Exhibit 10.34 of the 2009 10-K.

10.16	English Translation of Credit Facility Agreement dated July 19, 2010 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Huludao Bank Co., Ltd,*
10.17	English Translation of Credit Facility Agreement dated September 9, 2010 between SkyPeople Juice Group Co. Ltd. And Xi’an Kejilu Branch of China Merchants Bank.*
10.18	English Translation of Credit Facility Agreement dated May 10, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. *
10.19	English Translation of Credit Facility Agreement dated February 3, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. *
10.20	English Translation of Credit Facility Agreement dated December 6, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. *
10.21	English Translation of Credit Facility Agreement dated December 7, 2010 between SkyPeople Juice Group Co. Ltd. and China CITIC Bank, Xi'an Kejilu Branch.*
16.1	Letter from Tavarsan Askelson & Registrant LLP dated March 6, 2008. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on March 6, 2008.
16.2	Letter from Child, Van Wagoner & Bradshaw, PLLC dated December 14, 2009. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on December 14, 2009.
21.1	Description of Subsidiaries of the Registrant*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32	Section 1350 Certification. *

*Filed herewith

(c)           Other Financial Statement Schedules - None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SkyPeople Fruit Juice, Inc.

/s/ Yongke Xue
By: Yongke Xue
Chief Executive Officer and Director
(principal executive officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yongke Xue and Spring Liu, and each of them, their attorneys-in-fact and agents, each with the power of substitution, for them in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Name and Title	Date

/s/ Yongke Xue
Yongke Xue
Chief Executive Officer and Director
(principal executive officer)	March 31, 2011

/s/ Spring Liu
Spring Liu
Chief Financial Officer
(principal financial officer and accounting officer)	March 31, 2011

/s/ Xiaoqing Yan
Xaioqing Yan, Director	March 31, 2011

/s/ Guolin Wang
Guolin Wang, Director	March 31, 2011

/s/ John Smagula
John Smagula, Director	March 31, 2011

/s/ Norman Ko
Norman Ko, Director	March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
SkyPeople Fruit Juice, Inc.

We have audited the accompanying consolidated balance sheets of SkyPeople Fruit Juice, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SkyPeople Fruit Juice, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Limited
BDO Limited
Hong Kong
March 31, 2011

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$49,350,385	$14,404,500
Restricted cash	505,581	-
Accounts receivable, net of allowance of $44,405 and $42,950 as of December 31, 2010 and 2009, respectively	46,029,962	27,398,821
Other receivables	1,272,648	222,932
Inventories	5,436,117	4,925,625
Advances to suppliers and other current assets	31,604	1,536,042
Total current assets	102,626,297	48,487,920

PROPERTY, PLANT AND EQUIPMENT, Net	36,337,251	23,855,648
LAND USAGE RIGHTS, Net	6,541,825	6,577,834
OTHER ASSETS	1,694,486	4,740,242
TOTAL ASSETS	$147,199,859	$83,661,644

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$3,446,797	$2,684,113
Accrued expenses	4,871,934	4,368,852
Income taxes payable	4,377,039	2,592,493
Advances from customers	573,609	1,009,624
Short-term bank loans	10,238,856	5,420,531
Short-term notes payable	505,581	-
Warrant liability	-	3,377,917
Total current liabilities	24,013,816	19,453,530

Commitments and contingencies (Note 12)
STOCKHOLDERS’ EQUITY
SkyPeople Fruit Juice, Inc. stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 1,456,647 and 3,448,480 Series B Preferred Stock issued and outstanding as of December 31, 2010 and 2009, respectively	1,457	3,448
Common Stock, $0.001 par value; 66,666,666 shares authorized; 25,690,402 and 17,952,894 shares issued and outstanding as of December 31, 2010 and 2009, respectively	25,690	17,953
Additional paid-in capital	59,189,374	26,699,154
Retained earnings	51,418,283	30,237,707
Accumulated other comprehensive income	7,823,967	4,487,706
Total SkyPeople Fruit Juice, Inc. stockholders' equity	118,458,771	61,445,968
Noncontrolling interests	4,727,272	2,762,146
TOTAL EQUITY	123,186,043	64,208,114
TOTAL LIABILITIES AND EQUITY	$147,199, 859	$83,661,644

See accompanying notes to consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2010	2009
Revenue	$93,249,629	$59,249,950
Cost of Sales	55,233,139	33,869,358
Gross Margin	38,016,490	25,380,592

Operating Expenses
General and administrative expenses	3,449,746	2,433,205
Selling expenses	1,596,819	918,406
Research and development expenses	1,087,443	1,102,658
Total operating expenses	6,134,008	4,454,269

Income from Operations	31,882,482	20,926,323

Other Income (Expenses)
Interest income	108,345	68,495
Subsidy income	2,452,384	2,169,380
Interest expense	(801,496)	(817,759)
Change in fair value of warrant liability	(2,103,832)	(615,417)
Others	(44,550)	699,253
Total other income (expenses)	(389,149)	1,503,952
Income Before Income Tax	31,493,333	22,430,275
Income Tax Provision	8,520,884	6,025,675
Net Income	22,972,449	16,404,600

Less: Net Income Attributable to Noncontrolling Interests	1,791,873	1,215,827

NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$21,180,576	$15,188,773

Earnings Per Share:
Basic earnings per share	$0.92	$0.84
Diluted earnings per share	$0.92	$0.84

Weighted Average Shares Outstanding
Basic	21,673,969	15,333,419
Diluted	23,104,534	18,682,755

Comprehensive Income
Net income	$22,972,449	$16,404,600
Foreign currency translation adjustment	3,509,514	(114,730)
Total Comprehensive Income	$26,481,963	$16,289,870
Comprehensive income attributable to noncontrolling interests	1,965,126	1,186,534
Comprehensive Income Attributable to SkyPeople Fruit Juice, Inc.	$24,516,837	$15,103,336

See accompanying notes to consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Pref-erred Stock Shares	Pref-erred Stock	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accum-ulated Other Compre-hensive Income	Non-Contr-olling Interests	Total
Balance at December 31, 2008	3,448,480	$3,448	14,847,894	$14,848	$13,999,593	$22,468,934	$4,573,143	$1,546,319	$42,606,285
Cumulative effect of change in accounting principle-adoption of EITF 07-05 effective January 1, 2009	-	-	-	-	-	$(7,420,000)	-	-	$(7,420,000)
Net income	-	-	-	-	-	$15,188,773	-	1,215,827	$16,404,600
Foreign currency translation adjustment	-	-	-	-	-	-	$(85,437)	$-	$(85,437)
Reversal of liquidated damages	-	-	-	-	$254,301	-	-	-	$254,301
Cumulative effect of share exchange and exercise of warrants	-	-	3,105,000	$3,105	$12,445,260	-	-	-	$12,448,365
Balance at December 31, 2009	3,448,480	$3,448	17,952,894	$17,953	$26,699,154	$30,237,707	$4,487,706	$2,762,146	$64,208,114
Net income						$21,180,576	-	1,791,873	$22,972,449
Foreign currency translation adjustment	-	-	-	-	-	-	$3,336,261	$173,253	$3,509,514
Issuance of Common Stock on public offering	-	-	5,181,285	$5,181	$23,876,785	-	-	-	$23,881,966
Issuance of Common Stock upon exercise of warrants and conversion of Preferred Stock	(1,991,833)	$(1,991)	2,556,223	$2,556	$8,613,435	-	-	-	$8,614,000
Balance at December 31, 2010	1,456,647	$1,457	25,690,402	$25,690	$59,189,374	$51,418,283	$7,823,967	$4,727,272	$123,186,043

See accompanying notes to consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$22,972,449	$16,404,600
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt	--	24,903
Depreciation and amortization	2,393,856	2,012,212
Change in fair value of warrant liability	2,103,832	615,417
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(17,241,524)	(15,810,828)
Other receivables	(1,015,249)	436,717
Advances to suppliers and other current assets	1,494,672	1,056,202
Inventories	(334,713)	(3,068,506)
Accounts payable	654,334	1,912,764
Accrued expenses	(2,025,274)	(1,019,432)
Short-term notes payable	492,396	--
Income taxes payable	1,652,495	1,142,214
Advances from customers	(457,945)	(364,969)
Net cash provided by operating activities	10,689,329	3,341,294
Cash Flows from Investing Activities
Purchase of Yingkou	--	(3,323,913)
Prepayment for other assets	(293,424)	(2,323,779)
Additions to property, plant and equipment	(7,697,473)	(454,997)
Net cash used in investing activities	(7,990,897)	(6,102,689)
Cash Flows from Financing Activities
Proceeds from Common Stock issuance, net of related expenses	27,014,219	7,790,865
Increase in restricted cash	(505,581)	--
Repayment of short-term bank loans	(17,966,987)	(19,006,340)
Proceeds from short-term bank loans	22,480,860	13,178,510
Net cash provided by financing activities	31,022,511	1,963,035
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,720,943	(798,360)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,404,500	15,274,171
Effect of Changes in Exchange Rate	1,224,942	(71,311)
CASH AND CASH EQUIVALENTS, END OF YEAR	$49,350,385	$14,404,500
Supplemental disclosures of cash flow information:
Cash paid for interest	$801,496	$817,759
Cash paid for income taxes	$6,885,032	$4,765,198
Supplementary disclosures of significant non-cash transactions:
Reversal of liquidated damages	$--	$(254,301)
Change in fair value of warrant liability	$2,103,832	$615,417
Transferred from other assets to property, plant and equipment and construction in progress	$3,416,096	--

See accompanying notes to consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

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

This Share Exchange Transaction resulted in Pacific obtaining a majority voting and control interest in the Company. Generally accepted accounting principles require that the company whose stockholders retain the majority controlling interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Pacific as the accounting acquirer and SkyPeople as the acquired party. Accordingly, the Share Exchange Transaction has been accounted for as a recapitalization of the Company. The equity sections of the accompanying financial statements have been restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented. All references to Common Stock of Pacific have been restated to reflect the equivalent numbers of SkyPeople equivalent shares.

Pacific’s only business is acting as a holding company for SkyPeople Juice Group Co., Ltd. (“SkyPeople (China)”), a company organized under the laws of the People’s Republic of China (“PRC”), in which Pacific used to hold a 99% ownership interest.  On December 7, 2010, SkyPeople (China) increased its registered capital from RMB 88 million, or $13.3 million, to RMB 428 million, or $64.8 million, which was approved by the Xi’an State Administration for Industry and Commerce (“SAIC”). Effective on the same date, Pacific’s ownership interest in SkyPeople (China) increased from 99% to 99.78% according to the shareholders’ resolution of SkyPeople (China) that was adopted in the shareholders meeting of SkyPeople (China) on February 2, 2010. SkyPeople (China) is engaged in the business of producing and selling a wide variety of fruit products, including fruit juice concentrates, fruit juice drinks, fresh fruit and fruit seeds.

SkyPeople (China) holds a 91.15% interest in Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd. (“Shaanxi Qiyiwangguo”) since June 2006, after it acquired 21.05% of the shares held by Shaanxi Xirui Co. Ltd.  In July 2009, the Company canceled the registration of Shaanxi Qiyiwanguo with Xi’an SAIC and registered with Zhouzhi County SAIC. As of December 31, 2010, the record of Zhouzhi County SAIC has not been updated to reflect the increase in the Company’s interest percentage of Shaanxi Qiyiwangguo in June 2006 yet. The Company has contacted  Zhouzhi County SAIC and requested to update its record of information.

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

On November 25, 2009, SkyPeople (China) completed the purchase of Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) for an aggregate cash purchase price of RMB 22,700,000 (approximately $3,325,520 based on the exchange rate of November 18, 2009) pursuant to the Stock Purchase Agreement dated November 18, 2009 with Xi’an Dehao Investment & Consulting Co., Ltd. (“Dehao”), a limited liability company organized under the laws of the PRC, which, prior to the consummation of the transactions contemplated under the Stock Purchase Agreement, held 100% ownership interest in Yingkou, a limited liability company organized under the laws of the PRC.  Yingkou commenced operating activities in the fourth quarter of 2010.

During the year ended December 31, 2010, certain holders of warrants exercised warrants to purchase 1,228,334 shares of Common Stock. The Company received approximately $3.1 million from the exercise of these warrants.  On August 30, 2010, the Company completed public offering of 5,181,285 common shares of Common Stock at a public offering price of $5.00 per share pursuant to a Registration Statement on Form S-1 declared effective by the SEC. The Company received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company.

The Company’s current structure is set forth in the diagram below:

*Xi’an Qinmei Food Co., Ltd., an entity which is not affiliated with the Company, owns the other 8.85% of the equity interests in Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd.

**Formerly known as Shaanxi Tianren Organic Food Co. Ltd.

***On December 7, 2010, SkyPeople (China) increased its registered capital from reminbi (“RMB”) 88 million, or $13.3 million, to RMB 428 million, or $64.8 million, which was approved by the Xi’an State Administration for Industry and Commerce (“SAIC”). Effective on the same date, Pacific’s ownership interest in SkyPeople (China) increased from 99% to 99.78% according to the shareholders’ resolution of SkyPeople (China) that was adopted in the shareholders meeting of SkyPeople (China) on February 2, 2010.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal activities of the Company consist of production and sales of fruit concentrate, fruit juice beverages, and other fruit related products in the PRC and overseas markets.   All activities of the Company are principally conducted by subsidiaries operating in the PRC.

Basis of Preparation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Principles of Consolidation

 The accompanying consolidated financial statements include the accounts of (i) SkyPeople Fruit Juice, Inc. (“SkyPeople”), (ii) Pacific Industry Holding Group Co., Ltd. (“Pacific”), a company incorporated under the laws of the Republic of Vanuatu and a wholly owned subsidiary of SkyPeople, (iii) Harmony MN Inc. (“HMN”), a company organized under the laws of Delaware and a wholly owned subsidiary of SkyPeople, (iv) SkyPeople Juice Group Co., Ltd., formerly known as Shaanxi Tianren Organic Food Co., Ltd. as of December 18, 2009 (“SkyPeople (China)”), a company incorporated under the laws of the People’s Republic of China (the “PRC”) and a 99.78% owned subsidiary of Pacific, (v) Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd. (“Shaanxi Qiyiwangguo”), a company incorporated under the laws of the PRC and 91.15% owned subsidiary of SkyPeople (China), (vi) Huludao Wonder Fruit Co., Ltd. (“Huludao Wonder”), a company incorporated under the laws of the PRC and a wholly owned subsidiary of SkyPeople (China), and (vii) Yingkou Trusty Fruit Co., Ltd. (“Yingkou”), a company incorporated under the laws of the PRC and a wholly owned subsidiary of SkyPeople (China). All material inter-company accounts and transactions have been eliminated in consolidation.

The pooling-of-interest method (entities under common control) is applied to the consolidation of Pacific with SkyPeople (China) and SkyPeople (China). The reverse acquisition accounting is applied to the consolidation of SkyPeople with Pacific.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but not limited to, the allowance for doubtful accounts receivable, estimated useful life and residual value of property, plant and equipment, provision for staff benefit, valuation of change in fair value of warrant liability, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents included cash on hand and demand deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal and use and with an original maturity of three months or less.

Restricted Cash

Restricted cash consists of cash equivalents used as collateral to obtain a short-term note payable.

Impairment of Long-Lived Assets

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or it is reasonably possible that these assets could become impaired as a result of technological or other industrial changes. The determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. During the reporting periods there was no impairment loss of long-lived assets recognized.

Fair Value of Financial Instruments

FASB Accounting Standards Codification Topic on Fair Value Measurements and Disclosures (“ASC 820”) requires that the Company disclose estimated fair values of financial instruments. The carrying amounts of derivative financial instruments reported in the balance sheets are a reasonable estimate of fair value.

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

	For the Years Ended December 31,
	2010	2009
NUMERATOR FOR BASIC AND DILUTED EPS
Net income	$21,180,576	$15,188,773
Net income allocated to Preferred Stock	(1,294,133)	(2,383,118)
Net income to common stockholders (Basic EPS)	$19,886,443	$12,805,655

Net income	$21,180,576	$15,188,773
Change in fair value of warrant liability	-	-
Net income (numerator for Diluted EPS)	21,180,576	15,188,773

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average Common Stock outstanding	21,673,969	15,333,419
DENOMINATOR FOR BASIC EPS	21,673,969	15,333,419

Add: Weighted average preferred stock as if converted	1,410,070	2,854,238
Add: Weighted average stock warrants outstanding	20,495	495,098
DENOMINATOR FOR DILUTED EPS	23,104,534	18,682,775
EPS – Basic	$0.92	$0.84
EPS – Diluted	$0.92	$0.84

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $1,417,299 and $832,961 for 2010 and 2009, respectively, are reported in the Consolidated Statements of Income and Comprehensive Income as a component of selling expenses.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. Allowance is made when collection of the full amount is expected no longer probable. The Company periodically evaluates its receivables for collectability based on historical experience, current economic climate, as well as recent account activities and the length of time receivables are past due, and writes off receivables when they become uncollectible.  The Company believed that its allowance for doubtful accounts was adequate as of December 31, 2010 and 2009.

Inventories

Inventories consist of raw materials, packaging materials (which include ingredients and supplies) and finished goods (which include finished juice in the bottling and canning operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average method.  The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

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

The government subsidies recognized were $2,452,384 and $2,169,380 for the years ended December 31, 2010 and 2009, respectively, and are included in other income of the consolidated statements of income and comprehensive income. For the subsidy granted in 2010, we received $1.4 million in cash in 2010 and RMB 3.25 million, or $492,253 based on the exchange rate as of December 31, 2010, on March 25, 2011. We expect to receive the balance of RMB 3.7 million, or $556,108, in the second quarter of 2011.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred and are included in selling expenses. The Company incurred $12,167 and $60,203 in advertising and promotional costs for the years ended December 31, 2010 and 2009, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and any impairment losses. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are expensed as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of income and comprehensive income.

Construction in progress primarily represents the renovation costs of plant, machinery and equipment stated at cost less any accumulated impairment loss, which is not depreciated.  Costs and interest on borrowings incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences.  Cost of repairs and maintenance is expensed as incurred.

Depreciation related to property, plant and equipment used in production is reported in cost of sales. We estimated that the residual value of the Company’s property and equipment ranges from 3% to 5%.  Property, plant and equipment are depreciated over their estimated useful lives as follows:

Buildings	20-30 years
Machinery and equipment	5-10 years
Furniture and office equipment	3-5 years
Motor vehicles	5 years

Depreciation expense included in general and administration expenses for the year ended December 31, 2010 and 2009 was $177,113 and $229,555, respectively. Depreciation expense included in cost of sales for the year ended December 31, 2010 and 2009 was $1,963,531 and $1,608,539, respectively.

Foreign Currency and Other Comprehensive Income

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency, however, the functional currency and the reporting currency of the Company are the United States dollar (“USD”).  Assets and liabilities of the Company’s foreign subsidiaries have been translated into USD using the exchange rate at the balance sheet date.  The average exchange rate for the period has been used to translate revenues and expenses.  Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Other comprehensive income for the year ended December 31, 2010 and 2009 represented foreign currency translation adjustments and were included in the consolidated statements of income and comprehensive income.

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

The Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN48), which is codified as ASC 740. ASC 740 provides guidance for recognizing and measuring uncertain tax positions, and it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. ASC 740 also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The adoption of FIN48 did not have a material impact on the Company’s consolidated financial statements for fiscal year 2010 and fiscal year 2009.

Restrictions on Transfer of Assets out of the PRC

Dividend payments by PRC subsidiaries are limited by certain statutory regulations in the PRC. No dividends may be paid by PRC subsidiaries without first receiving prior approval from the State Administration of Foreign Exchange. Dividend payments are restricted to 90% of profits, after tax.

The Company has not provided deferred taxes on undistributed earnings attributable to its PRC subsidiaries, as they are to be permanently reinvested.  On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cais hui 2008 Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by foreign investment enterprises (“FIE”) prior to January 1, 2008 to their foreign investors will be exempt from withholding tax (“WHT”) while distribution of the profits earned by a FIE after January 1, 2008 to its foreign investors shall be subject to WHT.

The Company is a holding company incorporated in the State of Florida and do not have any assets or conduct any business operations other than its investments in its subsidiaries and affiliates, Pacific and SkyPeople (China). As a result of its holding company structure, the Company relies entirely on dividend payments from SkyPeople (China), its subsidiary in the PRC. Since SkyPeople (China) intends to reinvest its earnings to further expand its businesses in mainland China, its PRC subsidiaries do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any deferred taxes in relation to WHT on the cumulative amount of undistributed retained earnings since January 1, 2008.

Should the Company’s PRC subsidiaries distribute all their profits generated after December 31, 2007, the aggregate WHT amount will be $4,999,432 and $2,704,119 as of December 31, 2010 and 2009, respectively. It is not practicable to quantify the amount taxed in other jurisdictions including the United States.

 Operating Lease

 The Company leased certain property, plant and equipment in the ordinary course of business.  The leases were classified as operating leases, in accordance with ASC Topic 840, Accounting for Leases. The Company records monthly rent expense equal to the total amount of the payments due in the reporting period over the lease term in accordance with accounting principles accepted by the United States of America.  The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in accrued expenses in the accompanying consolidated balance sheet.

The Company’s management expects that in the normal course of business, operating leases will be renewed or replaced by other leases.  The future minimum operating lease payments, for which the Company is contractually obligated as of December 31 2010, are disclosed in the notes to the consolidated financial statements.

Land Usage Right

The Company paid in advance for land use rights according to Chinese law. Prepaid land use rights are being amortized and recorded as lease expenses using the straight-line method over the use terms of the lease, which are 30 to 50 years.

Reportable Segments

We have six operating segments for financial reporting purposes for all periods presented in our consolidated financial statements in accordance with FASB ASC 280 “Segment Reporting”.

Research and Development

Research and development costs are expensed when incurred and are included in operating expenses.  The expenses were $1,087,443 and $1,102,658 for the years ended December 31, 2010 and 2009, respectively.

Loss Contingency

The Company makes provision related to loss contingencies when a loss is probable and the amount is reasonably estimable. Although management believes, after consultation with the Company’s counsel, that adequate reserves have been provided for all known loss contingencies, the ultimate result will depend on the resolution of the uncertainties. Therefore, actual results may differ from such estimates and the difference may be material.

Retirement Costs

Retirement cost contributions relating to defined contribution plans are made based on a percentage of the relevant employees’ salaries and are included in the consolidated Statement of Income and Comprehensive Income as they become payable. The assumptions used in calculating the obligation for retirement cost contributions depend on the local economic environment, interpretations and practices in respect thereof.

New Accounting Pronouncements

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”).  ASU 2010-20 enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. The adoption of this update will not have any material impact on our results of operations or financial position.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 establishes criteria for a milestone to be considered substantive and allows revenue recognition when the milestone is achieved in research or development arrangements. In addition, it requires disclosure of certain information with respect to arrangements that contain milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  ASU 2010-17 is effective for the Company prospectively beginning April 1, 2011.  The Company has evaluated ASU 2010-17 and does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

In April 2010, FASB issued ASU No. 2010-13, Compensation—Stock Compensation (ASC Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. This ASU codifies the consensus reached in EITF Issue No. 09-J, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. This is effective for financial years beginning after December 15, 2010. The adoption of this update will not have any material impact on our results of operations or financial position.

In January 2010, FASB issued Codification Accounting Standards Update No. 2010-06 (ASU No. 2010-06), improving Disclosure about Fair Value Measurements, under Topic 820, Fair Value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of input for transfers in and out of Levels 1 and 2, and activity in Level 3.  This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about input and valuation techniques. ASU No. 2010-06 new disclosures and clarification of existing disclosure is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for financial statements issued for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of ASU No. 2010-06 new disclosures and clarification of existing disclosure did not have any material impact on our consolidated financial statements. The Company is currently assessing the impact, if any, of ASU No. 2010-06 disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements on our consolidated financial statements.

3.           ACQUISITION OF YINGKOU

On November 25, 2009, the Company completed the acquisition of Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) pursuant to the Stock Purchase Agreement that SkyPeople (China) (formerly known as Shaanxi Tianren Organic Food Co., Ltd. or “Shaanxi Tianren”) entered into with Xi’an Dehao Investment & Consulting Co., Ltd. (currently renamed as “Shaanxi Boai Pharmaceutical & Scientific Development Co., Ltd.” or “Xi’an Dehao” in short) on November 18, 2009 (see also Note 4 below). At the date of acquisition, Yingkou had not commenced operation and was in the process of completing the construction of the new facility. Yingkou commenced operating activities in the fourth quarter of 2010.  The Company believed that acquiring the production asset of apple concentrate would enhance the Company’s future growth opportunities and develop additional market share in the fruit juice business in the PRC. The net cash purchase price for Yingkou was RMB 22,700,000 or $3,323,913.  In accordance with ASC Top 805, Business Combinations, we allocated the purchase price to the tangible assets and intangible assets of Yingkou based on their estimated fair value.  We estimated that the fair value of the property, plant and equipment acquired approximated to the fair value of similar assets available on the market based on the information management received, as they are newly constructed.  Accordingly, we allocated $1,880,046 to various items of the current assets and $4,840,218 to the property, plant and equipment acquired.  The excess purchase price over the fair value of tangible assets acquired, which was $266,499, was attributable to an identifiable intangible asset, the land usage right, based on estimates and assumptions determined by management. The economic life of this land usage right was approximately 50 years and the land usage right is amortized over 50 years on the straight-line basis.  No goodwill was recognized.

The following table summarizes the net fair value of Yingkou’s assets and liabilities acquired as of November 25, 2009:

ASSETS
Cash	$3,420
Prepaid expenses and other current assets	1,505,498
Other receivables	362,441
Inventory	12,107
Property, plant and equipment	4,840,218
Intangible asset	350,283
Other assets	54,406
TOTAL ASSETS	$7,128,373

LIABILITIES
Accounts payable	$97,066
Accrued expenses	9,399
Other payables	3,697,995
TOTAL LIABILITIES	$3,804,460

NET ASSETS	$3,323,913

4.    RELATED PARTY TRANSACTION

Pursuant to the Stock Exchange Agreement between Shaanxi Tianren Organic Food Co., Ltd. (“Shaanxi Tianren”) and Barron Capital dated February 25, 2008, Shaanxi Tianren was obliged to enter into a lease or purchase agreement with Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) prior to March 26, 2008.  On March 20, 2008, Shaanxi Tianren entered into an agreement with Yingkou Trusty Factory under the terms and conditions similar to those in the Huludao Wonder Agreement. In addition, Shaanxi Tianren was required to make arrangements, including without limitation acquisition arrangements, with Yinggkou so that the financial statements of Yingkou can be consolidated into the Company’s financial statements in accordance with U.S. GAAP.

On May 26, 2008, Shaanxi Tianren shareholders unanimously agreed to purchase 100% of the ownership interest from Xi’an Dehao Investment & Consultation Co., Ltd. (currently named “Shaanxi Boai Pharmaceutical & Scientific Development Co., Ltd.” or “Xi’an Dehao”), a party unrelated to Shaanxi Tianren at the time. At that time, Xi’an Dehao was 100% owned by Mr. Lake Chen, who had no related-party affiliation to any Shaanxi Tianren management.

On June 1, 2008, Shaanxi Tianren signed a Letter of Intent with Xi’an Dehao to purchase Yingkou and paid a refundable down payment of RMB 15 million.  Pursuant to the terms of the Letter of Intent, the purchase price would be based on the fair market value of the net assets of Yingkou at purchase time and the purchase agreement would be signed before August 31, 2008.

On June 25, 2008, Shaanxi Zhongqing Limited Liability Accounting Firm, which is approved by the PRC Ministry of Finance to perform assets valuation, estimated the fair value of assets and liabilities of yingkou to be RMB 22.77 million.

On December 23, 2008 at the Board meeting of SkyPeople, Mr. Xue reported to the Board that the acquisition of Yingkou was pursuant to the Stock Purchase Agreement with Barron Capital dated February 25, 2008.  The Company was in the process of finalizing the deal with the seller. The Board required Mr. Xue to provide the asset valuation report of Yingkou before the Board made any decision on the acquisition.  On January 9, 2009, the valuation report was provided to the Board.

Due to the then negative impact of the economic crisis, the price of concentrated apple in the international market dropped in 2009.  On March 20, 2009 and August 20, 2009, Shaanxi Tianren signed two agreements with Xi’an Dehao to delay the purchase of Yingkou. On November 18, 2009, Shaanxi Tianren and Xi’an Dehao signed a purchase agreement for Yingkou, and the purchase price was RMB 22.70 million, which was based on the above estimated fair value of assets and liabilities of Yingkou provided by Shaanxi Zhongqing Limited Liability Accounting Firm on June 25, 2008.

Before January 6，2009, Mr. Lake Chen held 100% of the equity interest in Xi’an Dehao, which was not affiliated with Shaanxi Tianren.

On January 8, 2009, Xi’an Dehao increased its registered capital from RMB 2 million to RMB 22 million. To satisfy its registration requirement with SAIC, Xi’an Dehao signed a Trust Agreement with Shaanxi Future Adventure Investment & Management Co., Ltd. (“Shaanxi Future”) on January 6, 2009, through which Shaanxi Future was entrusted to hold 46% of the then total equity interest of Xi’an Dehao owned by Mr. Lake Chen. Shaanxi Future is a PRC company of which Yongke Xue (Chairman of the Board and CEO of SkyPeople), owns 80% equity interest in and served as a director, and Xiaoqin Yan (member of the Board of SkyPeople), owns 20%.  Pursuant to this Trust Agreement, Shaanxi Future would not receive any benefit or bear any legal risk arising from acting as a shareholder trustee or a director of Xi’an Dehao. In addition, Shaanxi Future should transfer its equity interest of Xi’an Dehao to Mr. Lake Chen or a third party appointed by Mr. Lake Chen within 3 years after the trust agreement was signed. Currently, Lake Chen holds 100% of the equity interest of Xi’an Dehao.

On November 10, 2009, Shaanxi Future sold its equity interest in Xi’an Dehao to Mr. Lake Chen, and the Board of Xi’an Dehao was dismissed.

On November 10, 2009, Shaanxi Delixin Assets Appraisal Co., Ltd., an asset valuation firm certified by the PRC Ministry of Finance, reevaluated the assets of Yingkou and estimated its net assets value at RMB 22.90 million.

On November 25, 2009, Shaanxi Tianren acquired Yingkou pursuant to the Stock Purchase Agreement that Shaanxi Tianren entered into with Xi’an Dehao on November 18, 2009.  The purchase consideration was RMB 22.7 million, which was based on the valuation report prepared by Shaanxi Zhongqing Limited Liability Accounting Firm dated June 25, 2008.

There was no related party balance as of December 31, 2010 and 2009.

5.          INVENTORIES

 Inventories by major categories are summarized as follows:

	December 31,	December 31,
	2010	2009
Raw materials and packaging	$641,629	$746,763
Finished goods	4,794,488	4,178,862
Inventories	$5,436,117	$4,925,625

6.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2010	December 31, 2009
Machinery and equipment	$24,146,615	$14,793,155
Furniture and office equipment	276,436	237,443
Motor vehicles	443,282	260,812
Buildings	20,815,727	11,882,442
Construction in progress	6,903	3,601,296
Subtotal	45,688,963	30,775,148
Less: accumulated depreciation	(9,351,712)	(6,919,500)
Property, plant and equipment, net	$36,337,251	$23,855,648

There were no impairment provisions made at December 31, 2010 and 2009. The Company began the construction of the beverages line and environmental projects in Huludao Wonder factory on September 28, 2010. The Company capitalized $5,964 as construction in progress from Huludao Wonder as of December 31, 2010. The beverages line is expected it to operate in the second quarter of 2011, and the construction of environmental projects is expected to be completed in the third quarter of 2011. The Company capitalized $5,964 as construction in progress from Huludao Wonder as of December 31, 2010.  The estimated future capital uncontractual expenditure for the beverages line and environmental projects is $9.7 million.  The Company began renovation of its Qiyiwangguo factory in Zhouzhi County in the fourth quarter of 2010. The Company capitalized $939 as construction in progress as of December 31, 2010.  This project is expected to be completed by the end of the second quarter of 2011. There will be approximately $5,000 further incurred on this project, which is not a contractual obligation.

The Company does not have the title deed for the building of $2.2 million of the Qiyiwangguo factory. The Company plans to apply for that after the planned construction of Qiyiwangguo is completed in 2012. In addition, the Company does not have the title deed for the building of $7.1 million of the Yingkou factory, which was built in the fourth quarter of fiscal 2010. The Company is in the process of applying for the deed with the related PRC authority.

7.           LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. The government of the PRC, its agencies and collectives hold all land ownership.  Companies or individuals are authorized to use the land only through land usage rights granted by the PRC government. Land usage rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Accordingly, the Company paid in advance for land usage rights. Prepaid land usage rights are being amortized and recorded as lease expenses using the straight-line method over the terms of the leases, which range from 30 to 50 years. The amortization expense was $253,212 and $174,118 for fiscal years 2010 and 2009, respectively.

8.           INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the year ended December 31, 2010 and 2009. The applicable income tax rate for the Company for both of the years ended December 31, 2010 and 2009 was 27%. The amount of unrecognized deferred tax liabilities for temporary differences related to the dividend from foreign subsidiaries is not determined because such determination is not practical.

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules imposed a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign-invested enterprises in the PRC, unless they qualify under certain limited exceptions. In December 2006, SkyPeople (China) was awarded the status of a nationally recognized High and New Technology Enterprise in Shaanxi Province, which entitled SkyPeople (China) to a tax-free treatment from January 2007 to December 2008. As such, starting from January 1, 2009, four of the Company’s subsidiaries in the PRC, including SkyPeople (China), Shaannxi Qiywangguo, Yingkou and Huludao Wonder, were subject to an enterprise income tax rate of 25%.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, Income Taxes. The income tax expense was $8,520,884 and $6,025,675 for fiscal years 2010 and 2009, respectively. Since SkyPeople (China) intends to reinvest its earnings to further expand its businesses in mainland China, its PRC subsidiaries do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any deferred taxes in relation to WHT on the cumulative amount of undistributed retained earnings since January 1, 2008. Apart from that, the Company did not have other significant temporary differences and hence had not recorded any deferred tax assets or liabilities as of December 31, 2010 and 2009.

Income Tax Expenses	December 31, 2010	December 31, 2009
Current	$8,520,884	$6,025,675
Deferred	—	—
Total	$8,520,884	$6,025,675

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	December 31, 2010	December 31, 2009
Statutory income tax rate	25%	25%
Permanent adjustments	2%	2%
Effective income tax rate	27%	27%

The Company did not recognize any income tax benefit under the provisions of ASC Topic 740 during the years ended December 31, 2010 and 2009.

9.           SHORT-TERM BANK LOANS

As of December 31, 2010 the balance of the short-term bank loans totaled RMB 67,600,000 (or $10,238,856 based on the exchange rate on December 31, 2010), with interest rates ranging from 4.80% to 7.97% per annum. Of this amount, RMB 16.3 million, or $2.5 million, was secured for the office building of SkyPeople (China), the production line of the Jiangyang factory and a personal guarantee provided by the Company’s CEO, Mr. Xue, Yongke and Mr. Xue, Hongke, chairman of the board of directors and chief executive officer of SkyPeople (China); RMB 18 million, or $2.7 million, was secured by the guarantee provided by Shaanxi Boai Pharmaceutical & Scientific Development Co., Ltd. and a personal guarantee provided by the Company’s CEO, Mr. Xue, Yongke, and the rest of the loans were collateralized by land usage rights, buildings and plant and machinery. All loans are due for repayment from June 2011 to December 2011.

As of December 31, 2009 the balance of the short-term bank loans totaled RMB 37,000,000 (or $5,420,531 based on the exchange rate on December 31, 2009), with interest rate of 9.03% per annum. These loans were collateralized by land and buildings and were due in June 2010.

10.           WARRANTS

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

As of December 31, 2009, the fair value of the remaining 1,228,334 warrants was determined to be $3,377,917; accordingly, the Company recorded $615,417 in other expense related to the change in the fair value of these warrants.  There is no cash flow impact for the warrant liability until the warrants are exercised.

During the year ended December 31, 2010, certain holders of warrants exercised warrants to purchase 1,228,334 shares of Common Stock. As of December 31, 2010, there were no remaining warrants outstanding from the private placement of February 2008; and accordingly the Company recorded $2,103,832 in other expense relating to the change in the fair value of the warrants. The fair value of the warrants upon exercise on December 31, 2010 of $5,481,749 was credited against additional paid-in capital.

On January 1, 2009, the Company adopted FASB Accounting Standard Codification Topic on Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, FASB deferred the effective date of ASC 820 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of ASC 820, except as it applies to those non-financial assets and non-financial liabilities for which the effective date has been delayed by one year.

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

The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2010 to December 31, 2010 and from January 1, 2009 to December 31, 2009:

Warrant Liability
Balance at January 1, 2009	$7,420,000
Change in fair value included in earnings	615,417
Exercise of warrants during the year	(4,657,500)
Balance at January 1, 2010	3,377,917
Change in fair value included in earnings	2,103,832
Exercise of warrants during the year	(5,481,749)
Balance at December 31, 2010	$-

For the year ended December 31, 2010, the net adjustment to fair value resulted in a loss of $2.1 million and is included in “Changes in the fair value of warrant liability” in the consolidated statement of income and comprehensive income.

For the year ended December 31, 2009, the net adjustment to fair value resulted in a loss of $615,417 and is included in “Changes in the fair value of warrant liability” in the consolidated statement of income and comprehensive income.

11.           COMMON STOCK

As of December 31, 2010, the Company had 25,690,402 shares of Common Stock issued and outstanding and 3,456,647 shares of Series B Convertible Preferred Stock issued and outstanding, including (i) 2,000,000 shares held in escrow as make good escrow shares in connection with our 2008 private placement, which shares are in the process of being released to the Company and will be canceled upon release, and (ii) 1,456,647 shares held by two shareholders of record, which shares can be converted into 971,099 shares of Common Stock.   As of December 31, 2010, the Company had outstanding warrants to purchase 100,000 shares of Common Stock. Assuming all warrants to purchase 100,000 shares of Common Stock with an exercise price of $4.50 per share are exercised and all shares of Series B Convertible Preferred Stock are converted, the total number of shares of Common Stock to be issued and outstanding will be 26,761,501.

During the year ended December 31, 2010, holders of our warrants exercised warrants to purchase 1,228,334 shares of Common Stock, for which the Company received approximately $3.1 million in gross proceeds, and holders of our Series B Convertible Preferred Stock converted 1,991,883 shares of Series B Convertible Preferred Stock into 1,327,889 shares of Common Stock.

On August 30, 2010, the Company closed the sale of 5,181,285 shares of its Common Stock at a price of $5.00 per share for approximately $25.9 million. The Company received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company.

12.           COMMITMENTS AND CONTINGENCIES

The following contractual obligations servicing table describes the Company’s overall future cash obligations based on various current contracts in the next three years:

	Payments Due by Period (at December 31, 2010)
		Less than	1 - 3	After
	Total	1 Year	Years	3 Years
Short-term bank loans	$10,238,856	$10,238,856	$-	$-
Interest on short-term bank loans	475,168	475,168	-	-
Short-term notes payable	505,581	505,581	-	-
Operating lease	16,661	16,661	-	-
Construction in progress	283,284	283,284	-	-
Acquisition of plant and machinery	183,756	183,756	-	-
Total	$11,703,306	$11,703,306	$-	$-

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

From time to time, we are a party to various litigation proceedings arising in the ordinary course of business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

13.           CONCENTRATIONS, RISKS AND UNCERTAINTIES

The Company had two major customers, who are distributors of concentrated fruit juice, that accounted for the following sales during the fiscal year 2009: The Company did not have concentrations of customers constituting more than 10% of our sales in 2010.

	Years Ended December 31,
	2010	2009
Sales
- Shaanxi Jiedong Commerce Co., Ltd.	5.8%	11.6%
- Shaanxi Zhongdian Import and Export Co., Ltd.	8.8%	10.6%

Accounts Receivable
- Shaanxi Jiedong Commerce Co., Ltd.	3.9%	17.5%
- Shaanxi Zhongdian Import and Export Co., Ltd.	11.1%	13.1%

Sales to our five largest customers accounted for approximately 29% and 39% of our net sales during the years ended December 31, 2010 and 2009, respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There was bad debt expense of zero and  $24,903 during the years ended December 31, 2010 and 2009, respectively. Our credit term for distributors with good credit history is from 30 days to 120 days. Accounts receivables over 120 days accounted for 3.1% and 4.8% of accounts receivable outstanding as of December 31, 2010 and 2009, respectively.

The Company changed its packing glass bottle supplier in 2011.  The largest packing glass bottle supplier for our fruit beverages accounted for 13% and 13% of our total purchases in 2010 and 2009, respectively.  Another large supplier accounted for 11% of our total purchases in 2009.  Except the packing glass bottle supplier, we did not have concentrations of business with other vendors constituting more than 10% of the Company’s total purchases in 2010.

14.           OTHER ASSETS

Other assets as of December 31, 2010 included deposits of $19,675 to purchase machinery and equipment in SkyPeople (China), which were mainly for the pear juice line; deposits of $444,981 mainly for the purchase of a glass bottle blowing system in the Qiyiwangguo factory; deposits of $158,571 in the Yingkou factory, which were mainly for the purchase property, plant and equipment; and deposits of $1,071,259 in the Huludao Wonder factory, which were mainly for the construction project related to the concentrated apple juice line.

15.            SEGMENTS REPORTING

The Company operates in six segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages and fresh fruits and vegetables, and others. Our concentrated apple juice and apple aroma is primarily produced by the Company’s Huludao Wonder factory; concentrated pear juice is primarily produced by the Company’s Jiangyang factory. However, as the Company use the same production line to manufacture concentrated apple juice and concentrated pear juice. In addition, both Shaanxi Province, where the factory of Jianyang factory is located, and Liaoning Province, where the factory of Huludao Wonder is located, are rich in fresh apple and pear supplies, Jinagyang factory also produces concentrated apple juice and Huludao Wonder factory also produces concentrated pear juice when necessary. Concentrated kiwifruit juice and kiwifruit puree is primarily produced by the Company’s Qiyiwangguo factory, and fruit juice beverages is primarily produced by the Comanpany’s Qiyiwangguo factory. The Company’s other products include fructose, concentrated turnjujube juice, and other by products, such as kiwifruit seeds.

Concentrated fruit juice is used as a basic ingredient for manufacturing juice drinks and as an additive to fruit wine and fruit jam, cosmetics and medicines. The Company sells its concentrated fruit juice to domestic customers and exported directly or via distributors. The Company believes that its main export markets are the United States, the European Union, South Korea, Russia and the Middle East to North America, Europe, Russia, South Korea and the Middle East.  The Company sells its Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. The Company sells its fresh fruit and vegetables to supermarkets and whole sellers in the PRC,

Some of these product segments might never individually meet the quantitative thresholds for determining reportable segments and we determine the reportable segments based on the discrete financial information provided to the chief operating decision maker. The chief operating decision maker evaluates the results of each segment in assessing performance and allocating resources among the segments. Since there is an overlap of services provided and products manufactured between different subsidiaries of the Company, the Company does not allocate operating expenses and assets based on the product segments. Therefore, operating expenses and assets information by segment are not presented.  Segment profit represents the gross profit of each reportable segment.

All inter-segment sales were sales from the concentrated kiwifruit juice and kiwifruit puree to fruit juice beverages. Total inter-segment sales were $733,467 and $422,336 for fiscal years 2010 and 2009, respectively.

(In Thousand) For the Year Ended December 31, 2010	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$23,420	$20,283	$12,643	$22,590	$11,587	$3,460	$93,983
Inter-segment revenue	-	(733)	-	-	-	-	(733)
Revenue from external customers	23,420	19,550	12,643	22,590	11,587	3,460	93,250
Segment profit	$6,034	$11,677	$4,077	$9,719	$5,568	$941	$38,016

For the Year Ended December 31, 2009	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$6,046	$21,542	$9,072	$9,974	$11,718	$1,320	$59,672
Inter-segment revenue	-	(422)	-	-	-	-	(422)
Revenue from external customers	6,046	21,120	9,072	9,974	11,718	1,320	59,250
Segment profit	$1,349	$9,980	$3,691	$3,294	$5,761	$1,306	$25,381

The following table reconciles reportable segment profit to the Company’s consolidated income before income tax provision for the years ended December 31, 2010 and 2009:

	2010	2009
Segment profit	$38,016,490	$25,380,592
Unallocated amounts:
Operating expenses	6,134,008	4,454,269
Other( income)/expenses	389,149	(1,503,952)
Income before tax provision	$31,493,333	$22,430,275

The Company’s export business is primarily comprised of fruit juice concentrates. As most of the export sales are through distributors and therefore we are not certain exactly where the Company’s products are ultimately sold, revenue by geographical location is not presented. However, the Company estimates that our main export markets are the United States, the European Union, South Korea, Russia and the Middle East.  The Company’s export rate was 38% in fiscal year 2010 and 22% in fiscal year 2009.

Our major customers are disclosed under Note 13 “Concentrations, risks and uncertainties”.

16.     RESTRICTED CASH

Restricted cash consists of cash equivalents used as collateral to obtain short-term notes payable. As of December 31, 2010, restricted cash used as collateral for the short-term notes payable was $505,581.

17.     MAJOR RISKS RELATED WITH DOING BUSINESS IN THE PRC

The majority of the Company’s sales, cost of manufacturing and marketing are transacted in RMB.  Consequently, the Company’s costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and RMB.

The Company conducts substantially all of its operations and generates most of its revenue in the PRC. Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. The PRC economy is in transition from a planned economy to a market oriented economy subject to plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in the PRC. Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways.

The Company could be adversely affected by diminishing confidence of the PRC consumers in the safety and quality of certain food products or ingredients. As a result, the Company may elect or be required to incur additional costs aimed at increasing consumer confidence in the safety of our products.

18.          SUBSEQUENT EVENT

In the first quarter of 2011, we entered into three contracts with an outside research institute to research and develop new products. The terms of these contracts are from January 2011 to January 2013 with a monthly payment in aggregate of RMB 299,990, or $45,437, according to the exchange rate of December 31, 2010.