Form 10-K/A
period 2009-12-31
SkyPeople Fruit Juice, Inc
filed 2011-04-15
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-K/A amends the Annual Report of SkyPeople Fruit Juice, Inc. (the "Company") on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission, or the Commission, on March 31, 2010 (the "Original Filing"). This Amendment is being filed for the purposes of adding information to “Item 13- Certain Relationships and related transaction, and director independence” and updating “Item 9A(T) Controls and Procedures” in connection with the foregoing amendment to Item 13 of the Original Filing.   The information added to this Amendment was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (by incorporating by reference to the Information Statement on Schedule 14A filed with the Commission on April 30, 2009) with respect to related party transactions occurred during fiscal year 2008, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 with respect to related party transactions occurred during fiscal year 2009. This Amendment is an amendment and restatement of Item 9A(T) and Item 13 of the Original Report in their entirety in order to provide a complete presentation. Except as stated herein, this Amendment does not reflect events occurring after the date of the filing of the Original Report.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, previously evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2009, in connection with the preparation and filing of our Annual Report on Form 10-K for the year ended December 31, 2009, or the 2009 Form 10-K.

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

Based on that evaluation, our chief executive officer and chief financial officer previously concluded that our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Subsequently, in connection with our management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010, management determined that the acquisition of Yingkou that was consummated in November 25, 2009 was a related party transaction that should have been subject to our policies and procedures governing related party transactions (Statement of Policies and Procedures with Respect to Related Party Transactions).  Even though the ultimate purchase price of Yingkou paid by us was lower than the valuation appraised by a qualified third party, thus favorable to us, and there was no affiliation between the relevant directors and officers of the Company and the seller of Yingkou at the time Yingkou Acquisition was initially approved by the shareholders of SkyPeople (China) and the affiliation between the relevant directors and officers and the seller of Yingkou came into existence while the transaction was being delayed and such affiliation ended prior to the consummation of the acquisition, management determined that the failure to disclose the relevant affiliation while the transaction was pending was a material weakness in our disclosure controls and procedures.  See Item 13, Certain Relationships and Related Transactions, and Director Independence for additional information regarding the acquisition of Yingkou.

Based of the lack of disclosure related to the acquisition of Yingkou as a related party transaction in the 2009 Form 10-K, our CEO and CFO retroactively concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

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

Management assessed our internal control over financial reporting as of December 31, 2009. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management previously concluded that our internal control over financial reporting was effective at December 31, 2009, and that there were no material weaknesses in our internal control over financial reporting as of that date.

Subsequently, in connection with our management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, management determined that the acquisition of Yingkou was a related party transaction that should have been subject to our policies and procedures governing related party transactions (Statement of Policies and Procedures with Respect to Related Party Transactions).  Because the lack of disclosure of the Yingkou acquisition as a related party transaction to the Board and in the Company’s 2009 Form 10-K according to its Statement of Policies and Procedures with Respect to Related Party Transactions policy and the related SEC rules may be considered a material weakness in the efficiency and effectiveness of the Company’s procedures with respect to the conduct of its operations and the Company’s compliance with laws and regulations, management concluded retroactively that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2009 and that the Company’s disclosure controls and procedures over financial reporting were not effective as of December 31, 2009.
Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following describes the related party transactions occurred during fiscal year 2008

Transactions Involving Hede Investment Management Co., Ltd., or Hede

In January 2008, our subsidiary, SkyPeople Juice Group Co., Ltd., or SkyPeople (China) (formerly known as Shaanxi Tianren Organic Food Co., Ltd.), made rental payment in the amount of RMB 11,038 (approximately $1,618 based on the exchange rate as of December 31, 2008) to the landlord of Hede on behalf of Hede, a PRC company owned by Yongke Xue, the chairman of our board of directors and our chief executive officer, and Xiaoqin Yan, a director of our board of directors.

In February 2008, we purchased Pacific Industry Holding Group Co., Ltd., which is the holding company for our operating subsidiary, SkyPeople (China).  At the time, Hede, was indebted to SkyPeople (China) on account of previous loans and advances made by SkyPeople (China) to Hede. Such loans and advances totaled RMB 31,544,043 in the aggregate (or $4,318,281 based on the exchange rate as of December 31, 2007) and were made during the period from June 6, 2007 to December 29, 2007 that were used by Hede to pay a portion of the purchase price for Hede’s acquisition of Huludao Wonder Fruit Co., Ltd., or Huludao Wonder.  In May 2008, SkyPeople (China) also assumed Hede’s obligation of RMB 18,000,000 (or $2,638,329 based on the exchange rate December 31, 2008) for the balance of the purchase price for Huludao Wonder.

In May 2008, SkyPeople (China) made a rental payment to Hede in the aggregate amount of RMB 1,500,000 (approximately $219,861 based on the exchange rate as of December 31, 2008) to lease, for the period from January to May 2008, all of the assets and facilities of Huludao Wonder Fruit Co., Ltd., or Huludao Wonder.  In the same month, Shaanxi Tianren assumed Hede’s obligation of RMB 18,000,000 (approximately $2,638,329 based on the exchange rate of December 31, 2008) for the balance of the purchase price for Huludao Wonder under an agreement pursuant to which Hede purchased Huludao Wonder.

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

Transactions involving Barron Partners, L.P., or Barron Partners

On February 26, 2008, pursuant to an oral agreement between the Company and Barron Partners, the Company issued an aggregate of 615,147 shares of series B convertible preferred stock to Barron Partners in exchange for the cancellation of (a) all indebtedness of the Company to Barron Partners under certain outstanding convertible promissory notes issued to Barron Partners during the period from September 30, 2004 to February 2008 to evidence working capital loans made by Barron Partners to the Company and (b) all liquidated damages payable to Barron Partners (including all amounts as well as any amounts which would become payable in the future as a result of continuing failures) as a result of the failure of the Company to have registered under the Securities Act of 1933, as amended, for resale by Barron Partners the common stock of the Company issuable upon conversion of such convertible promissory notes under various registration rights agreements between the Company and Barron Partners entered into in connection with the foregoing loans.  The oral agreement was approved by the written consent of the then sole director of the Company in February 2008.

The total amount of principal and accrued interest under all convertible promissory notes, which were cancelled, aggregated approximately $1,735,286 and the total amount of accrued liquidated damages, which were cancelled, aggregated approximately $3,320,132. All of the convertible promissory notes bore interest at the rate of 8% per annum and were convertible into shares of Common Stock at a conversion rate of one share of Common Stock for every $8.21822 of principal converted. The registration rights agreements provided for liquidated damages to accrue at the rate of 36% per annum of the note principal in the event that the registration statements to register the underlying shares were not declared effective by the required deadline.

The number of shares of series B convertible preferred stock which were issued to Barron Partners pursuant to the agreement was determined by dividing the aggregate indebtedness cancelled ($5,055,418) by $8.1822 per share (which was the rate at which one share of Common Stock was issuable for principal under the convertible promissory notes). In lieu of issuing Common Stock, the Company and Barron Partners agreed that Barron Partners would be issued series B convertible preferred stock (which upon consummation of a 1-for-328.72898 reverse stock split that was consummated on May 23, 2008 became convertible into Common Stock on a share for share basis).

On February 4, 2008, the Board of Directors of Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd., (“Shaanxi Qiyiwangguo”), declared a cash dividend of $2,899,855 to its former shareholders. Since SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo, $2,643,218 was paid to SkyPeople (China) and $256,637 was paid to its minority interest holders. On the same date, the Board of Directors of SkyPeople (China) declared a cash dividend of $4,966,280 to its shareholders. Pacific Industry Holding Group, Inc., or Pacific, a Vanuatu corporation which is a wholly owned subsidiary of the Company, holds a 99% interest in SkyPeople (China). Therefore, $4,916,617 was paid to Pacific and $49,663 was paid to SkyPeople (China)’s minority interest holders. The inter-company dividend was eliminated in the consolidated statement. The dividend paid to minority interest holders was $306,300.

In May 2008, Pacific erroneously paid $4,916,617 to its former shareholders as the result of a dividend declaration in February 2008. The monies were then returned to the Company, without interest, in June 2008. Because the recipients of the money were directors of the Company and the erroneous dividend payment has been treated as a loan for accounting purposes, the Company may have inadvertently violated Section 13(k) of the Exchange Act in connection with such erroneous dividend payment.

The following describes the related party transactions occurred during fiscal year 2009

Acquisition of Yingkou Trusty Fruits Co., Ltd., or Yingkou

On November 25, 2009, we acquired Yingkou for a purchase price of RMB 22,700,000 (or approximately $3,325,569 based on the exchange rate of December 31, 2009), pursuant to the Stock Purchase Agreement that SkyPeople (China) entered into with Shaanxi Boai Pharmaceutical & Scientific Development Co., Ltd. ( formerly known as “Xi’an Dehao Investment & Consultation Co., Ltd.”), or Shaanxi Boai, on November 18, 2009 . The acquisition of Yingkou was originally contemplated in connection with the Company’s private financing in 2008 pursuant to the Series B Convertible Preferred Stock Purchase Agreement, dated February 25, 2008, by and between the Company and certain accredited investors, or the Series B Purchase Agreement. The Series B Purchase Agreement required that, when it became legally and financially feasible, the Company make arrangements, including acquisition arrangements, with Yingkou so that after giving effect to such arrangements, the financials of Yingkou would be consolidated into the Company’s financials in accordance with the principles of the generally accepted accounting principles of the US GAAP.

Previously on May 25, 2008, the shareholders of SkyPeople (China) approved, in principle without dictating specific terms, for SkyPeople (China) to acquire Yingkou from Shaanxi Boai.  Thereafter, the proposed acquisition was delayed by the worldwide economic recession that impacted our business operations and growth strategies.  The acquisition of Yingkou in November 2009 at the final purchase price of RMB 22.7 was based on the asset valuation report dated June 25, 2008 provided by Shaanxi Zhongqing Limited Liability Accounting Firm, an asset valuation firm certified by the PRC Ministry of Finance.  Prior to the acquisition of Yingkou from Shaanxi Boai, our CEO, Yongke Xue, served as a director of Shaanxi Boai from August 30, 2009 to November 10, 2009.  In addition, prior to the acquisition of Shaanxi Boai, between January 6, 2009 and November 10, 2009, 46% of Shaanxi Boai was held by Shaanxi Future Adventure Investment & Management Co., Ltd., or Shaanxi Future, pursuant to a trust agreement between Shaanxi Future and an unrelated individual who is Shaanxi Boai’s current sole shareholder.  Shaanxi Future is a company organized under the laws of the PRC, which has been 80% and 20% owned by Mr. Xue and Ms. Xiaoqin Yan, a director of both SkyPeople and SkyPeople (China), respectively.  See Item 9A, Controls and Procedures for additional information related to the acquisition of Yingkou.

Director Independence

As of December 31, 2009, we had five directors. Three of our current directors, Messrs. Guolin Wang, Norman Ko and Robert B. Fields, were “independent directors” as defined under the rules of the NASDAQ Global Market, constituting a majority of independent directors of the Board as required by the rules of the NASDAQ Global Market.  On June 28, 2010, Mr. John Smagula was elected to our board of directors at our annual shareholder meeting to replace Mr. Fields as an independent director in connection with Mr.Fields’ retirement from the board.

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

Name and Title	Date

/s/ Yongke Xue	April 15, 2010
Yongke Xue
Chief Executive Officer and Director
(principal executive officer)

/s/ Spring Liu	April 15, 2010
Spring Liu
Chief Financial Officer
(principal financial officer and accounting officer)	April 15, 2010

/s/ Xiaoqing Yan
Xaioqing Yan, Director	April 15, 2010

/s/ Guolin Wang
Guolin Wang, Director	April 15, 2010

/s/ John Smagula
John Smagula, Director	April 15, 2010

/s/ Norman Ko
Norman Ko, Director	April 15, 2010