Form 10-Q
period 2011-03-31
SkyPeople Fruit Juice, Inc
filed 2011-05-16
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	o	Accelerated filer	☐
Non-accelerated filer	o	Smaller reporting company	R
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at May 10, 2011
Common Stock, $0.001 par value per share Preferred Stock, $0.001 par value per share	25,690,402 shares 1,605,147 shares

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SKYPEOPLE FRUIT JUICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$65,719,936	$49,350,385
Restricted cash	405,708	505,581
Accounts receivable, net of allowance of $44,800 and $44,405 as of March 31, 2011 and December 31, 2010, respectively	36,217,365	46,029,962
Other receivables	1,393,280	1,272,648
Inventories	6,328,309	5,436,117
Advances to suppliers and other current assets	59,850	31,604
Total current assets	110,124,448	102,626,297

PROPERTY, PLANT AND EQUIPMENT, Net	36,380,869	36,337,251
LAND USAGE RIGHTS, Net	6,554,901	6,541,825
OTHER ASSETS	1,487,901	1,694,486
TOTAL ASSETS	$154,548,119	$147,199,859

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$5,954,423	$3,446,797
Accrued expenses	3,236,744	4,871,934
Income taxes payable	1,945,353	4,377,039
Advances from customers	181,084	573,609
Short-term bank loans	12,836,186	10,238,856
Short-term notes payable	405,708	505,581
Total current liabilities	24,559,498	24,013,816

Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
SkyPeople Fruit Juice, Inc. stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 1,456,647 and 1,456,647 Series B Preferred Stock issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,457	1,457
Common Stock, $0.001 par value; 66,666,666 shares authorized; 25,690,402 and 25,690,402 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	25,690	25,690
Additional paid-in capital	59,189,374	59,189,374
Retained earnings	56,710,459	51,418,283
Accumulated other comprehensive income	8,920,567	7,823,967
Total SkyPeople Fruit Juice, Inc. stockholders' equity	124,847,547	118,458,771
Noncontrolling interests	5,141,074	4,727,272
TOTAL EQUITY	129,988,621	123,186,043
TOTAL LIABILITIES AND EQUITY	$154,548,119	$147,199,859

See accompanying notes to condensed consolidated financial statements

SKYPEOPLE FRUIT JUICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
	For the Three Months Ended March 31,
	2011	2010
Revenue	$19,414,915		$17,721,296
Cost of Sales	10,809,357		10,558,248
Gross Margin	8,605,558		7,163,048

Operating Expenses
General and administrative expenses	816,160		766,232
Selling expenses	454,674		364,777
Research and development expenses	136,467		278,152
Total operating expenses	1,407,301		1,409,161

Income from Operations	7,198,257		5,753,887

Other Income (Expenses)
Interest income	76,312		22,096
Subsidy income	483,067		43,562
Interest expense	(163,795)		(222,959)
Change in fair value of warrant liability	--		(2,092,972)
Others	(3,033)		(238)
Total other income (expenses)	392,551		(2,250,511)
Income Before Income Tax	7,590,808		3,503,376
Income Tax Provision	1,929,808		1,505,897
Net Income	5,661,000		1,997,479

Less: Net Income Attributable to Noncontrolling Interests	368,824		332,262

NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$5,292,176		$1,665,217

Earnings Per Share:
Basic earnings per share	$0.20		$0.08
Diluted earnings per share	$0.20	$	*0.08

Weighted Average Shares Outstanding
Basic	25,690,402		18,341,103
Diluted	26,662,599		20,637,806

Comprehensive Income
Net income	$5,661,000		$1,997,479
Foreign currency translation adjustment	1,141,578		(29,365)
Total Comprehensive Income	$6,802,578		$1,968,114
Comprehensive income attributable to noncontrolling interests	413,802		301,701
Comprehensive Income Attributable to SkyPeople Fruit Juice, Inc.	$6,388,776		$1,666,413
* The effect of 1,228,333 warrants and the related change in fair value of warrant liability was not included for the computation of diluted earnings per share for the period ended as the inclusion would be anti-dilutive.

See accompanying notes to condensed consolidated financial statements

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)_
	March 31,	March 31,
	2011	2010

Cash Flows from Operating Activities
Net income	$5,661,000	$1,997,479
Adjustments to reconcile net income to
net cash flow provided by operating activities
Depreciation and amortization	865,108	530,581
Change in fair value of warrant liability	--	2,092,972
Changes in operating assets and liabilities
Accounts receivable	10,143,930	1,042,371
Other receivables	(108,542)	77,572
Advances to suppliers and other current assets	(28,135)	1,481,491
Inventories	(837,263)	706,496
Accounts payable	2,457,839	(12,108)
Accrued expenses	(1,699,172)	(464,112)
Advances from customers	(394,573)	(313,848)
Income taxes payable	(2,451,649)	(1,086,482)
Net cash provided by operating activities	13,608,543	6,052,412

Cash Flows from Investing Activities
Prepayment for other assets	(225,513)	(106,630)
Additions to property, plant and equipment	(60,901)	(120,043)
Net cash used in investing activities	(286,414)	(226,673)

Cash Flows from Financing Activities
Restricted Cash	103,574	--
Proceeds from stock issuance	--	2,959,150
Short-term notes payable	(103,574)	--
Proceeds from bank loans	2,486,808	6,855,937
Net cash provided by financing activities	2,486,808	9,815,087

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,808,937	15,640,826
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,350,385	14,404,500
Effect of Changes in Exchange Rate	560,614	(2,524)
CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,719,936	$30,042,802
Supplemental disclosures of cash flow information:
Cash paid for interest	$163,795	$222,959
Cash paid for taxes	$4,381,457	$2,592,379
Supplementary disclosures of significant non-cash transactions:
Change in fair value of warrant liability	$--	（2,092,972)
Transferred from other assets to property, plant and equipment and construction in progress	$445,487	$2,026,352

See accompanying notes to condensed consolidated financial statements

SKYPEOPLE FRUIT JUICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.            BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal and recurring nature. Our operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in the significant accounting policies followed by us during the three months ended March 31, 2011.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal activities of the Company consist of production and sales of fruit concentrate, fruit juice beverages, and other fruit related products in the PRC and overseas markets.   All activities of the Company are principally conducted by subsidiaries operating in the PRC.

Basis of Preparation

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of (i) SkyPeople Fruit Juice, Inc. (“SkyPeople”), (ii) Pacific Industry Holding Group Co., Ltd. (“Pacific”), a company incorporated under the laws of the Republic of Vanuatu and a wholly owned subsidiary of SkyPeople, (iii) Harmony MN Inc. (“HMN”), a company organized under the laws of Delaware and a wholly owned subsidiary of SkyPeople, (iv) SkyPeople Juice Group Co., Ltd., formerly known as Shaanxi Tianren Organic Food Co., Ltd. as of December 18, 2009 (“SkyPeople (China)”), a company incorporated under the laws of the People’s Republic of China (the “PRC”) and a 99.78% owned subsidiary of Pacific, (v) Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd. (“Shaanxi Qiyiwangguo”), a company incorporated under the laws of the PRC and 91.15% owned subsidiary of SkyPeople (China), (vi) Huludao Wonder Fruit Co., Ltd. (“Huludao Wonder”), a company incorporated under the laws of the PRC and a wholly owned subsidiary of SkyPeople (China), (vii) Yingkou Trusty Fruit Co., Ltd. (“Yingkou”), a company incorporated under the laws of the PRC and a wholly owned subsidiary of SkyPeople (China), and (viii) China Kiwi King Ltd., a company incorporated under the laws of Hong Kong and a wholly owned subsidiary of Pacific. All material inter-company accounts and transactions have been eliminated in consolidation.

The pooling-of-interest method (entities under common control) is applied to the consolidation of Pacific with SkyPeople (China).  Reverse acquisition accounting is applied to the consolidation of SkyPeople with Pacific.  Acquisition method is applied to the consolidation of China Kiwi King Ltd. with Pacific and HMN with SkyPeople.

SkyPeople (China) holds a 91.15% interest in Shaanxi Qiyiwangguo since June 2006, after it acquired 21.05% of the shares held by Shaanxi Xirui Co. Ltd.  In July 2009, the Company canceled the registration of Shaanxi Qiyiwanguo with Xi’an State Administration  for Industry and Commerce and registered with Zhouzhi County State Administration  for Industry and Commerce. As of March 31, 2011, the record of Zhouzhi County State Administration  for Industry and Commerce has not been updated to reflect the increase in the Company’s interest percentage of Shaanxi Qiyiwangguo in June 2006 yet. The Company has contacted  Zhouzhi County State Administration  for Industry and Commerce and requested to update its record of information.

Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts receivable, estimated useful life and residual value of property, plant and equipment, provision for staff benefits, valuation of change in fair value of warrant liability, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

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

	Three Months Ended March 31,
	2011	2010
NUMERATOR FOR BASIC AND DILUTED EPS
Net income	$5,292,176		$1,665,217
Net income allocated to Preferred Stock	(192,635)		(184,173)
Net income to common stockholders (Basic EPS)	$5,099,541		$1,481,044

Net income	$5,297,176		$1,665,217
Change in fair value of warrant liability	-		-
Net income (numerator for Diluted EPS)	5,292,176		1,665,217

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average Common Stock outstanding	25,690,402		18,341,103
DENOMINATOR FOR BASIC EPS	25,690,402		18,341,103

Add: Weighted average Preferred Stock as if converted	971,098		2,279,851
Add: Weighted average stock warrants outstanding	1,099		16,852
DENOMINATOR FOR DILUTED EPS	26,662,599		20,637,806
EPS – Basic	$0.20		$0.08
EPS – Diluted	$0.20	$	*0.08

* The effect of 1,228,333 warrants and the related change in fair value of warrant liability was not included for the computation of diluted earnings per share for the period ended as the inclusion would be anti-dilutive.

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $318,400 and $343,964 for the three months ended March 31, 2011 and 2010, respectively, are reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as a component of selling expenses.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. Allowance is made when collection of the full amount is no longer probable. The Company periodically evaluates its receivables for collectability based on historical experience, current economic climate, as well as recent account activities and the length of time receivables are past due, and writes off receivables when they become uncollectible.  The Company believed that its allowance for doubtful accounts was adequate as of March 31, 2011 and December 31, 2010.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue from sales of products is recognized upon shipment or delivery to customers, provided that persuasive evidence of sales arrangements exist, title and risk of loss have been transferred to the customers, the sales amounts are fixed and determinable and collection of the revenue is reasonably assured and customers have no contractual right to return products. Historically, the Company has not had any returned products. Accordingly, no provision has been made for returnable goods.

Government Subsidies

A government subsidy is recognized only when the Company complies with any conditions attached to the grant and there is reasonable assurance that the grant will be received.

The government subsidies recognized were $483,067 and $43,562 for the three months ended March 31, 2011 and 2010, respectively, and are included in other income of the condensed consolidated Statements of Operations and Comprehensive Income. The government subsidies recognized for the three months ended March 31, 2011 and 2010 was for the VAT rebates on the export to foreign countries.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred and are included in selling expenses. The Company incurred $8,291 and $2,252 in advertising and promotional costs for the three months ended March 31, 2011 and 2010, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and any impairment losses. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are expensed as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the condensed consolidated Statements of Operations and Comprehensive Income.

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
Depreciation expense included in general and administration expenses for the three months ended March 31, 2011 and 2010 was $48,072 and $40,235, respectively. Depreciation expense included in cost of sales for the three months ended March 31, 2011 and 2010 was $772,181 and $427,522, respectively.

Foreign Currency and Comprehensive Income

The accompanying financial statements are presented in U.S. dollars (“USD”). The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency, however, the functional currency and the reporting currency of the Company are the USD. Assets and liabilities of the Company’s foreign subsidiaries are translated into USD from RMB at period end exchange rates for assets and liabilities and weighted average exchange rates for revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Other comprehensive income for the three months ended March 31, 2011 and 2010 represented foreign currency translation adjustments and were included in the condensed consolidated Statements of Operations and Comprehensive Income.

Income Taxes

Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the period is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each period end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

The Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN48), which is codified as ASC 740. ASC 740 provides guidance for recognizing and measuring uncertain tax positions, and it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. ASC 740 also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The adoption of FIN48 did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2011.

Restrictions on Transfer of Assets out of the PRC

Dividend payments by PRC subsidiaries are limited by certain statutory regulations in the PRC. No dividends may be paid by PRC subsidiaries without first receiving prior approval from the State Administration of Foreign Exchange. Dividend payments are restricted to 90% of profits after tax.

The Company has not provided deferred taxes on undistributed earnings attributable to its PRC subsidiaries, as they are to be permanently reinvested.  On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Caishui 2008 Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by foreign investment enterprises (“FIE”) prior to January 1, 2008 to their foreign investors will be exempt from withholding tax (“WHT”) while distribution of the profits earned by a FIE after January 1, 2008 to its foreign investors shall be subject to WHT.

The Company is a holding company incorporated in the State of Florida and does not have any assets or conduct any business operations other than its investments in its subsidiaries and affiliates, Pacific and SkyPeople (China). As a result of its holding company structure, the Company relies entirely on dividend payments from SkyPeople (China), its subsidiary in the PRC. Since

SkyPeople (China) intends to reinvest its earnings to further expand its businesses in mainland China, its PRC subsidiaries do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any deferred taxes in relation to WHT on the cumulative amount of undistributed retained earnings since January 1, 2008.

Should the Company’s PRC subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be approximately $5,527,948 and $4,999,432 as of March 31, 2011 and December 31, 2010, respectively.

 Operating Lease

The Company leased certain property, plant and equipment in the ordinary course of business.  The leases were classified as operating leases, in accordance with ASC Topic 840, Accounting for Leases. The Company records monthly rent expense equal to the total amount of the payments due in the reporting period over the lease term in accordance with accounting principles accepted by the United States of America.  The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in accrued expenses in the accompanying condensed consolidated balance sheet.

The Company’s management expects that in the normal course of business, operating leases will be renewed or replaced by other leases.  The future minimum operating lease payments, for which the Company is contractually obligated as of March 31, 2011, are disclosed in the Note 11 to the condensed consolidated financial statements.

Land Usage Rights

The Company paid in advance for land usage rights according to Chinese laws. Prepaid land usage rights are amortized and recorded as lease expenses using the straight-line method over the tenure of the leases, which are 30 to 50 years.

Reportable Segments

We have six operating segments for financial reporting purposes for all periods presented in our condensed consolidated financial statements in accordance with FASB ASC 280 “Segment Reporting”.

Research and Development

Research and development costs are expensed when incurred and are included in operating expenses.  The expenses were $136,467 and $278,152 for the three months ended March 31, 2011 and 2010, respectively.

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

Retirement Costs

Retirement cost contributions relating to defined contribution plans are made based on a percentage of the relevant employees’ salaries and are included in the condensed consolidated Statements of Operations and Comprehensive Income as they become payable. The assumptions used in calculating the obligation for retirement cost contributions depend on the local laws and regulations, interpretations and practices in respect thereof.

New Accounting Pronouncements

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”).  ASU 2010-20 enhances disclosures about the credit quality of financing receivables and the allowance for credit losses. The adoption of this update does not have any material impact on our financial statement disclosures.

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

4.    RELATED PARTY TRANSACTION

Pursuant to the Stock Exchange Agreement between Shaanxi Tianren Organic Food Co., Ltd. (“Shaanxi Tianren”) and Barron Capital dated February 25, 2008, Shaanxi Tianren was obligated to enter into a lease or purchase agreement with Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) prior to March 26, 2008.  On March 20, 2008, Shaanxi Tianren entered into an agreement with Yingkou Trusty Factory under the terms and conditions similar to those in the Huludao Wonder Agreement. In addition, Shaanxi Tianren was required to make arrangements, including without limitation acquisition arrangements, with Yingkou so that the financial statements of Yingkou can be consolidated into the Company’s financial statements in accordance with U.S. GAAP.

On May 26, 2008, Shaanxi Tianren shareholders unanimously agreed to purchase 100% of the ownership interest of Yingkou from Xi’an Dehao Investment & Consultation Co., Ltd. (currently named “Shaanxi Boai Pharmaceutical & Scientific Development Co., Ltd.” or “Xi’an Dehao”), a party unrelated to Shaanxi Tianren at the time.

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

Due to the then negative impact of the economic crisis, the price of concentrated apple in the international market dropped in 2009.  On March 20, 2009 and August 20, 2009, Shaanxi Tianren signed two supplement agreements to the Letter of Intent entered on June 1, 2008 with Xi’an Dehao to delay the purchase of Yingkou. On November 18, 2009, Shaanxi Tianren and Xi’an Dehao signed a purchase agreement for Yingkou, and the purchase price was RMB 22.70 million, which was based on the above estimate fair value of assets and liabilities of Yingkou provided by Shaanxi Zhongqing Limited Liability Accounting Firm on June 25, 2008.

On January 8, 2009, Xi’an Dehao increased its registered capital from RMB 2 million to RMB 22 million. To satisfy its registration requirement with State Administration of Industry and Commerce, Mr. Lake Chen signed a Trust Agreement with Shaanxi Fortune Adventure Investment & Management Co., Ltd. (“Shaanxi Future”) on January 6, 2009, through which Shaanxi Fortune was entrusted to hold 46% of the then total equity interest of Xi’an Dehao owned by Mr. Lake Chen. Shaanxi Fortune is a PRC company which was wholly owned by Yongke Xue (Chairman of the Board and CEO of SkyPeople), and Xiaoqin Yan (member of the Board of SkyPeople).  Pursuant to this Trust Agreement, Shaanxi Fortune would not receive any benefit or bear any legal risk arising from acting as a shareholder trustee or a director of Xi’an Dehao. In addition, Shaanxi Fortune should transfer its equity interest of Xi’an Dehao to Mr. Lake Chen or a third party appointed by Mr. Lake Chen within 3 years after the trust agreement was signed. Currently, Mr. Lake Chen holds 100% of the equity interest of Xi’an Dehao.

On November 10, 2009, Shaanxi Fortune transferred back its equity interest in Xi’an Dehao to Mr. Lake Chen, and the Board of Xi’an Dehao was dismissed.

On November 10, 2009, Shaanxi Delixin Assets Appraisal Co., Ltd., an asset valuation firm certified by the PRC Ministry of Finance, reevaluated the assets of Yingkou and estimated its net assets value at RMB 22.90 million.

On November 25, 2009, Shaanxi Tianren acquired Yingkou pursuant to the Stock Purchase Agreement that Shaanxi Tianren entered into with Xi’an Dehao on November 18, 2009.

In the first quarter of fiscal 2011, Mr. Yongke Xue transferred 100% ownership interest of a company that he had previously registered under his name in Hong Kong to Pacific for no consideration. The registered capital of this company was HK$10,000, or approximately $1,286 based on the exchange rate on March 31, 2011.  The company was renamed as China Kiwi King Ltd. and it is currently expected to be used by the Company as a vehicle to conduct business in South Asia in the future, especially in the fresh fruits and fruits beverage business. This company had no operating activities since the date of incorproation. On April 15, 2011, this related party transaction was ratified by the Company’s Audit Committee according to the Company’s Related Party Transaction Policy.

5.          INVENTORIES

 Inventories by major category are summarized as follows:

	March 31,	December 31,
	2011	2010

Raw materials and packaging	$1,539,792	$641,629
Finished goods	4,788,517	4,794,488
Inventories	$6,328,309	$5,436,117

6.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2011	December 31, 2010
Machinery and equipment	$24,902,519	$24,146,615
Furniture and office equipment	281,539	276,436
Motor vehicles	447,231	443,282
Buildings	21,003,335	20,815,727
Construction in progress	7,859	6,903
Subtotal	46,642,483	45,688,963
Less: accumulated depreciation	(10,261,614)	(9,351,712)
Property, plant and equipment, net	$36,380,869	$36,337,251

There were no impairment provision made as of March 31, 2011. The Company began the construction of the beverages line and environmental projects in Huludao Wonder factory on September 28, 2010. The Company capitalized $3,856 as construction in progress of Huludao Wonder as of March 31, 2011. The beverages line is expected to operate in the third quarter of 2011, and the construction of environmental projects is expected to be completed in early 2012. The estimated future capital noncontractual  expenditure for the beverages line and environmental projects is $9.7 million.  The Company began renovation of its Qiyiwangguo factory in Zhouzhi County in the fourth quarter of 2010. The Company capitalized $4,003 as construction in progress as of March 31, 2011. Because of the road construction conducted by the local government around Qiyiwangguo factory, currently this project is halted and is expected to be completed by the end of the third quarter of 2011. There will be an estimated further expenditure of $31,000 to be incurred on this project, which is not a contractual obligation.

The Company currently does not have the title deed for the building of $2.2 million of the Qiyiwangguo factory. The Company plans to apply for the title deed after the planned construction of Qiyiwangguo is completed in 2012. In addition, the Company currently does not have the title deed for the building of $7.1 million of the Yingkou factory, which was built in the fourth quarter of fiscal 2010. The Company is in the process of applying for the deed from the relevant PRC authority.

7.           LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. The government of the PRC, its agencies and collectives hold all land ownership.  Companies or individuals are authorized to use the land only through land usage rights granted by the PRC government. Land usage rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Accordingly, the Company paid in advance for land usage rights. Prepaid land usage rights are being amortized and recorded as lease expenses using the straight-line method over the terms of the leases, which range from 30 to 50 years. The amortization expense was $44,855 and $62,824 for the three months ended March 31, 2011 and 2010, respectively.

8.           INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three months ended March 31, 2011 and 2010. The applicable income tax rate for the Company was 34% for both the three months ended March 31, 2011 and 2010. The amount of unrecognized deferred tax liabilities for temporary differences related to the dividend from foreign subsidiaries is not determined because such determination is not practical.

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules imposed a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign-invested enterprises in the PRC, unless they qualify under certain limited exceptions. In December 2006, SkyPeople (China) was awarded the status of a nationally recognized High and New Technology Enterprise in Shaanxi Province, which entitled SkyPeople (China) to tax-free treatment from January 2007 to December 2008. As such, starting from January 1, 2009, four of the Company’s subsidiaries in the PRC, including SkyPeople (China), Shaanxi Qiyiwangguo, Yingkou and Huludao Wonder, were subject to an enterprise income tax rate of 25%.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, Income Taxes. The income tax expense was $1,929,808 and $1,505,897 for the three months ended March 31, 2011 and 2010, respectively. Since SkyPeople (China) intends to reinvest its earnings to further expand its businesses in mainland China, its PRC subsidiaries do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any deferred taxes in relation to WHT on the cumulative amount of undistributed retained earnings since January 1, 2008. Apart from that, the Company did not have other significant temporary differences and hence had not recorded any deferred tax assets or liabilities as of March 31, 2011 and December 31, 2010.

	Three Months Ended March 31,
Income Tax Expenses	2011	2010
Current	$1,929,808	$1,505,897
Deferred	—	—
Total	$1,929,808	$1,505,897

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three Months Ended March 31,
	2011	2010
Statutory income tax rate	25%	25%
Permanent adjustments	--	2%
Effective income tax rate	25%	27%

The Company did not recognize any income tax benefit under the provisions of ASC Topic 740 for the three months ended March 31, 2011 and 2010, respectively.

9.           SHORT-TERM LOANS

As of March 31, 2011 the balance of the short-term bank loans totaled RMB 84,000,000 (or $12,836,186 based on the exchange rate on March 31, 2011), with interest rates ranging from 4.80% to 7.97% per annum. Of this amount, RMB 16.3 million, or $2.5 million, was secured by the office building of SkyPeople (China), the production line of the Jingyang factory and a personal guarantee provided by the Company’s CEO and chairman of board of directors, Mr. Xue Yongke and Mr. Xue Hongke, chairman of the board of directors and chief executive officer of SkyPeople (China); RMB 18 million, or $2.7 million, was secured by the guarantee provided by Shaanxi Boai Pharmaceutical & Scientific Development Co., Ltd. and a personal guarantee provided by Mr. Xue Hongke; RMB 16.4 million, or $2.5 million, was secured by land usage right of the Jingyang factory in Jianying county, Shaanxi Province, and a personal guarantee provided by Mr. Xue Yongke and Mr. Xue Hongke, and the rest of the loans were collateralized by land usage rights, buildings and plant and machinery of Huludao Wonder factory. All loans will be due for repayment from June 2011 to December 2011.

As of December 31, 2010 the balance of the short-term bank loans totaled RMB 67,600,000 (or $10,238,856 based on the exchange rate on December 31, 2010), with interest rates ranging from 4.80% to 7.97% per annum. Of this amount, RMB 16.3 million, or $2.5 million, was secured by the office building of SkyPeople (China), the production line of the Jingyang factory and a personal guarantee provided by the Company’s CEO, Mr. Xue Yongke and Mr. Xue Hongke, chairman of the board of directors and chief executive officer of SkyPeople (China); RMB 18 million, or $2.7 million, was secured by the guarantee provided by Shaanxi Boai Pharmaceutical & Scientific Development Co., Ltd. and a personal guarantee provided by Mr. Xue Hongke, and the rest of the loans were collateralized by land usage rights, buildings and plant and machinery of Huludao Wonder factory. All loans will be due for repayment from June 2011 to December 2011.

10.           COMMON STOCK

As of March 31, 2011, the Company had 25,690,402 shares of Common Stock issued and outstanding and 3,456,647 shares of Series B Convertible Preferred Stock issued and outstanding, including (i) 2,000,000 shares held in escrow as make good escrow shares in connection with our 2008 private placement, which shares are in the process of being released to the Company and will be canceled upon release, and (ii) 1,456,647 shares held by two shareholders of record, which shares can be converted into 971,099 shares of Common Stock.   As of March 31, 2011, the Company had outstanding warrants to purchase 100,000 shares of Common Stock. Assuming all warrants to purchase 100,000 shares of Common Stock with an exercise price of $4.50 per share are exercised and all shares of Series B Convertible Preferred Stock are converted, the total number of shares of Common Stock to be issued and outstanding will be 26,761,501.

11.           COMMITMENTS AND CONTINGENCIES

The following contractual obligations servicing table describes the Company’s overall future cash obligations based on various current contracts in the next three years:

	Payments Due by Period (at March 31, 2011)
		Less than	1 - 3	After
	Total	1 Year	Years	3 Years
Short-term bank loans	$12,836,186	$12,836,186	$-	$-
Interest on short-term bank loans	451,099	451,099	-	-
Short-term notes payable	405,708	405,708	-	-
Operating lease	11,208	11,208	-	-
Contract for research and development projects	962,682	550,104	412,578
Construction in progress	155,001	155,001	-	-
Acquisition of plant and machinery	1,247,807	1,247,807	-	-
Total	$16,069,691	$15,657,113	$412,578	$-

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

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) (“Plaintiff”) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, Yongke Xue and Xiaoqin Yan, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder (the “Complaint”).  The purported class period is from March 31, 2010 through and including April 1, 2011.  Plaintiff seeks compensatory damages and attorneys fees and costs “in an amount to be proven at trial.”  It is unclear at this time what Plaintiff’s damages will be, if any.

The Company has retained a defense counsel to represent it in the matter.  The Company has not yet responded to the Complaint, but believes the allegations contained in the Complaint are without merit and intends to defend itself vigorously against Plaintiff’s claims.

From time to time, we are a party to various litigation proceedings arising in the ordinary course of business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

12.           NONCONTROLLING INTERESTS

Non-controlling interests represent the minority stockholders’ share of 8.85% of the equity interest in Qiyiwangguo, and 0.22%  equity interest in SkyPeople (China).

The table below reflects a reconciliation of the equity attributable to the non-controlling interests:

	Three Months Ended March 31,
	2011	2010
Noncontrolling Interests
Beginning balance	$4,727,272	$2,762,146
Comprehensive income attributable to the noncontrolling interests	413,802	332,262
Ending balance	5,141,074	3,094,408

13.           CONCENTRATIONS, RISKS AND UNCERTAINTIES

The Company's major customers are distributors of concentrated fruit juice, that accounted for the following percentages of the total sales during the applicable periods as indicated below:

	Three Months Ended March 31,
	2011	2010
Sales
Dalian Jieke Food Commerce Co., Ltd.	10.0%	9.5%
Shaanxi Zhongdian Import and Export Co., Ltd.	4.5%	17.5%
Shaanxi Jiedong Commerce Co., Ltd.	2.0%	10.3%

Accounts Receivable
Dalian Jieke Food Commerce Co., Ltd.	6.1%	7.5%
Shaanxi Zhongdian Import and Export Co., Ltd.	8.0%	15.2%
Shaanxi Jiedong Commerce Co., Ltd.	2.6%	21.6%

Sales to our five largest customers accounted for approximately 29% and 51% of our net sales during the three months ended March 31, 2011 and 2010, respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There was no bad debt expense during the three months ended March 31, 2011 and 2010, respectively. Our credit term for distributors with good credit history is from 30 days to 120 days. There was no accounts receivable over 120 days outstanding as of March 31, 2011. Accounts receivable over 120 days accounted for 3.1% of accounts receivable outstanding as of December 31, 2010.

The largest supplier in the three months ended March 31, 2011 was a packing glass bottle supplier for our fruit beverages, which accounted for 22% and 0% of our total purchases in the three months ended March 31, 2011 and 2010, respectively.  The second largest supplier in the three months ended March 31, 2011 was a paper box supplier for our fruit beverages, which accounted for 18% and 0% of our total purchase in the three months ended March 31, 2011 and 2010, respectively. The third largest supplier for the three months ended March 31, 2011 was an accessory material supplier for our fruit beverages, which accounted for 13% and 0% of our total purchase in the three months ended March 31, 2011 and 2010, respectively.   The largest supplier in the three months ended March 31, 2010 was a different packing glass bottle supplier for our fruit beverages, which accounted for 13% of our total purchases.  The second largest supplier in the three months ended March 31, 2010 was a barrel supplier for our concentrated fruit juice, which accounted for 11% of our total purchase.

14 .           OTHER ASSETS

Other assets as of March 31, 2011 included deposits of $184,841 to purchase machinery and equipment in SkyPeople (China), which were mainly for the pear juice line and $1.2 million in the Huludao Wonder factory, which were mainly for the construction project related to the fruit juice beverage production line.

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

15.            SEGMENTS REPORTING

The Company operates in six segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages, fresh fruits and vegetables, and others. Our concentrated apple juice and apple aroma is primarily produced by the Company’s Huludao Wonder factory; concentrated pear juice is primarily produced by the Company’s Jingyang factory. However, as the Company uses the same production line to manufacture concentrated apple juice and concentrated pear juice. In addition, both Shaanxi Province, where the factory of Jingyang factory is located, and Liaoning Province, where the factory of Huludao Wonder is located, are rich in fresh apple and pear supplies, Jingyang factory also produces concentrated apple juice and Huludao Wonder factory also produces concentrated pear juice when necessary. Concentrated kiwifruit juice and kiwifruit puree are primarily produced by the Company’s Qiyiwangguo factory, and fruit juice beverages are primarily produced by the Company’s Qiyiwangguo factory. The Company’s other products include fructose, concentrated turnjujube juice, and other byproducts, such as kiwifruit seeds.

Concentrated fruit juice is used as a basic ingredient for manufacturing juice drinks and as an additive to fruit wine and fruit jam, cosmetics and medicines. The Company sells its concentrated fruit juice to domestic customers and exports directly or via distributors. The Company believes that its main export markets are the United States, the European Union, South Korea, Russia and the Middle East to North America, Europe, Russia, South Korea and the Middle East.  The Company sells its Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. The Company sells its fresh fruit and vegetables to supermarkets and whole-sellers in the PRC. Some of these product segments might never individually meet the quantitative thresholds for determining reportable segments and we determine the reportable segments based on the discrete financial information provided to the chief operating decision maker. The chief operating decision maker evaluates the results of each segment in assessing performance and allocating resources among the segments. Since there is an overlap of services provided and products manufactured among different subsidiaries of the Company, the Company does not allocate operating expenses and assets based on the product segments. Therefore, operating expenses and assets information by segment are not presented.  Segment profit represents the gross profit of each reportable segment.

All inter-segment sales were sales from the concentrated kiwifruit juice and kiwifruit puree, concentrated apple juice and concentrated pear juice to fruit juice beverages. Total inter-segment sales were $259 thousand and $109 thousand for the three months ended March 31, 2011 and 2010, respectively.

In the Three Months Ended March 31, 2011 (In thousand)	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$3,734	$3,158	$4,047	$7,277	$1,458	$-	$19,674
Inter-segment revenue	(61)	(173)	(25)	-	-	-	(259)
Revenue from external customers	3,673	2,985	4,022	7,277	1,458	-	19,415
Segment profit	$1,082	$1,587	$1,221	$3,946	$770	$-	$8,606

In the Three Months Ended March 31, 2011 (In thousand)	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$4,483	$2,770	$4,169	$2,841	$3,567	$-	$17,830
Inter-segment revenue	-	(109)	-	-	-	-	(109)
Revenue from external customers	4,483	2,661	4,169	2,841	3,567	-	17,721
Segment profit	$875	$1,730	$1,617	$1,058	$1,883	$-	$7,163

The following table reconciles reportable segment profit to the Company’s condensed consolidated income before income tax provision for the three months ended March 31, 2011 and 2010:

	2011	2010
Segment profit	$8,605,558	$7,163,048
Unallocated amounts:
Operating expenses	1,407,301	1,409,161
Other (income)/expenses	(392,551)	2,250,511
Income before tax provision	$7,590,808	$3,503,376

The Company’s export business is primarily comprised of fruit juice concentrates. As most of the export sales are through distributors and therefore we are not certain exactly where the Company’s products are ultimately sold, revenue by geographical location is not presented. However, the Company estimates that our main export markets are the United States, the European Union, South Korea, Russia and the Middle East.  The Company’s export rate was 36% and 43% in the three months ended March 31, 2011 and 2010, respectively.  Our major customers are disclosed under Note 13 “Concentrations, risks and uncertainties”.

16.     RESTRICTED CASH

Restricted cash consists of cash and cash equivalents used as collateral to obtain short-term notes payable. As of March 31, 2011, restricted cash used as collateral for the short-term notes payable was $405,708.

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

18.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2011	December 31, 2010
Accrued salary and welfare	$619,100	$672,891
Accrued legal and audit	235,631	181,118
Accrued purchase of materials and fixed assets	1,578,610	1,634,440
Accrued payment for construction in progress	130,402	1,047,089
Tax Payable	554,581	1,171,674
Other accrued expenses	118,420	164,722
Accrued expenses	$3,236,744	$4,871,934

19.            SUBSEQUENT EVENT

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) (“Plaintiff”) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, Yongke Xue and Xiaoqin Yan, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder (the “Complaint”).  The purported class period is from March 31, 2010 through and including April 1, 2011.  Plaintiff seeks compensatory damages and attorneys fees and costs “in an amount to be proven at trial.”  It is unclear at this time what Plaintiff’s damages will be, if any.

The Company has retained a defense counsel to represent it in the matter.  The Company has not yet responded to the Complaint, but believes the allegations contained in the Complaint are without merit and intends to defend itself vigorously against Plaintiff’s claims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the condensed consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, and with the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed in this report and under the heading “Risk Factors” in our most recent Annual Report on Form 10-K.

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

Our fruit juice concentrates include apple, pear and kiwifruit concentrates. We sell our fruit juice concentrates to domestic customers and export directly or via distributors. We estimate 36% and 43% of our sales in the three months ended March 31, 2011 and 2010, respectively, were generated from markets other than the PRC.   Since we sell to distributors in the PRC and therefore are not certain exactly where our exported fruit juice concentrated products are ultimately sold, we estimate that our main export markets are the United States, the European Union, South Korea, Russia and the Middle East.  We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC.  We sell our other fruit related products to domestic customers.   Sales of our fruit concentrates, fruit beverages and other fruit related products represented approximately 55%, 38%, and 7% of our revenue, respectively, for the three months ended March 31, 2011, compared to approximately 64%, 16% and 20%, respectively, for the same period of 2010.

Specialty fruit juices, or small breed fruit juice, are juices squeezed from fruits that are grown in relatively small quantities such as kiwifruit juice, mulberry juice, and pomegranate juice, and juices with small output due to various factors including technical challenges in the production process even though the fruits from which the juices are made are grown in large quantities and commonly available, such as pear. Our specialty juice beverage offering includes kiwifruit juice, pear juice and mulberry juice.

We operate four manufacturing factories in the PRC. Two of these factories are located in Shaanxi Province and the other two are located in Liaoning Province.  All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods.  To take advantage of economies of scale and to enhance our production efficiency, each of our manufacturing facilities focuses on producing single fruit-based concentrates and beverages according to the proximity of such manufacturing facility to the supply center of that fruit. Our kiwifruit processing facility is located in Zhouzhi County, Shaanxi Province, which has the largest planting area of apples and kiwifruit in China. Our pear processing facility is also located in Shaanxi Province, which is the main pear producing province in China. We have two apple processing facilities in Liaoning Province, a region that abounds with high acidity apples.  We believe that these regions will provide adequate supply of raw materials for our production needs in the foreseeable future.

Our business is highly seasonal and can be greatly affected by weather because of the seasonal nature in the growing and harvesting of fruits and vegetables.  Our core products are apple, pear and kiwifruit juice concentrates, which are produced from July or August to April of the following year.  The squeezing season for (i) apples is from August to January or February; (ii) pears is from July or August until April of the next year; and (iii) kiwifruit is from September through December.  Typically, a substantial portion of our revenues is earned during our first and fourth quarters.  To minimize the seasonality of our business, we make continued efforts to identify new products with harvesting seasons complementary to our current product mix, such as pomegranate and persimmon.  Our goal is to lengthen our squeezing season, thus increasing our annual production of fruit juice concentrates and fruit beverages.  Unlike fruit juice concentrates, which can only be produced during the squeezing season, fruit beverages are made out of fruit juice concentrates and can be produced and sold in all seasons.

We currently market our Hedetang brand fruit beverages in only certain regions of the PRC. We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In particular, we plan to expand our glass bottle production line to produce higher margin portable fruit juice beverages targeting consumers in more populated Chinese cities. In the fourth quarter of 2010, our design team developed new glass bottle packaging for our fruit beverages. In the first quarter of 2011, we added pear juice and apple juice to our product portfolio. We also introduced another new fruit beverage brand, Qian Mei Duo TM (which means “More fiber, better for You” in English), targeted at one of China’s strongest consumer demographics, 18 to 29 year old Chinese women.  Qian Mei Duo’s market niche and value to health conscious consumers is its high fiber content which boasts more than 7.5 grams per 250ml single serve tetra pack.  There are four different kinds of flavors under this brand, including apple, mulberry, kiwifruit and pomegranate. The Company contracted Sanmenxia Prima Cider juice Co., Ltd. in Sanmenxia City, Henan Province, to blend and package the product line for the tetra pack of 250ml of Qin Mei Duo products. Besides Qin Mei Duo products, we currently produce six flavors of fruit beverages in 280 ml glass bottles and 500 ml glass bottles, including apple juice, pear juice, kiwifruit juice, mulberry juice, kiwifruit cider and mulberry cider, and we also produce beverages in 500ml PET bottles, which include flavors of pomegranate, apple, kiwifruit and mulberry.  We started making shipments of juices with the new packaging and Qian Mei Duo products in Xi’an on January 28, 2011. In January 2010, we engaged a beverage distributor in Beijing to focus on the sales and marketing of our fruit juice beverages to food and beverage wholesalers and retailers in the Beijing area. In the first quarter of 2011, we renewed our contract with this distributor and we also increased the number of distributors in the Beijing area. We currently sell our fruit beverages to 84 distributors and more than 100 retail stores in approximately 13 cities, including Wal-Mart stores, 11 La Cuisine Royale retail stores, 22 Juying stores (a chain store specializing in famous local food products), and 20 Xiguo supermarkets (a local supermarket chain) in Xi’an.  We also sell our products to 13 Wal-Mart stores in Beijing and Tianjin as well as to some small retail stores. Starting in March 2011, our products are being sold to 20 Renrenle supermarkets, 3 Lotus supermarkets and 36 Vanguard supermarkets in Xi’an, and 8 Huatang supermarkets, 7 Letianmate supermarkets and 8 Lotus supermarkets in Beijing.

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

In the first quarter of fiscal 2011, Mr. Yongke Xue, our CEO and chairman of the board of directors, transferred 100% ownership interest of a company that he had previously registered under his name in Hong Kong to Pacific for no consideration. The registered capital of this company was HK$10,000, or approximately $1,286 based on the exchange rate on March 31, 2011.  Mr. Xue had not injected any capital in this company before it was transferred to Pacific. The company was renamed as China Kiwi King Ltd. and it is currently expected to be used by the Company as a vehicle to conduct business in South Asia in the future, especially in the fresh fruits and fruits beverage business. This company had no operating activities since the date of incorporation. The Company had not injected the registered capital as of the filing date of this Form 10Q report.  On April 15, 2011, this related party transaction was ratified by the Company’s Audit Committee according to the Company’s Related Party Transaction Policy.

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverage quality.  As of March 31, 2011, we had an internal research and development team of approximately 43 employees, and we retain external experts and research institutions for additional consultation when necessary. In the first quarter of 2011, we entered into three contracts with an outside research institute to research and develop new products. The term of each of these contracts is from January 2011 to January 2013 with an aggregate monthly payment of RMB 299,990, or $45,842, based on the exchange rate as of March 31, 2011.  Our research and development effort emphasizes the design and development of our processing technology with the goal of decreasing processing costs, optimizing our production capabilities and maintaining product quality. We intend to continue to invest in research and development to respond to and anticipate customer needs. In the three months ended March 31, 2011 and 2010, our research and development expenses were $136,467 and $278,152, respectively.

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

Facility	Priority Projects	Estimated Capital Expenditure (in millions)
Huludao Wonder	A refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables and a concentrated fruit juice mixing center	$4.4
Huludao Wonder	A 50 ton/hour concentrated apple juice production line	10.7
Huludao Wonder	A fruit juice beverage production line	3.0
Huludao Wonder	Environmental project (waste water treatment facility for concentrated apple juice production line)	6.7
Total Capital Expenditure		$24.8

Huludao Wonder Projects

Construction of infrastructure for the concentrated apple juice production line and the fruit juice beverage production line was started on September 28, 2010. As of March 31, 2011, we have completed the infrastructure construction work for the fruit juice beverage production line and have ordered the machinery for this new beverage production line.  We expect to install and test the new beverage production line in the second quarter and start operating the production line in the third quarter of 2011.

The environmental project mainly consists of a wastewater processing facility that is required in our production of fruit juice concentrates.  Our increasing need for an additional wastewater processing facility is a result of our expansion in the production of concentrated apple juice. This project is expected to start in the third quarter of 2011 and be completed in the fourth quarter of 2011 or early 2012.

In the first quarter of 2011, we halted all construction work because of the cold weather in Huludao, which regularly suffered sub-zero daytime temperatures. The infrastructure construction work recommenced the in April 2011. We currently expect to complete all such infrastructure construction work by the end of the second quarter of 2011 and thereafter start installation and testing of the machinery. We expect to complete the installation of the concentrated apple production line in the fourth quarter of 2011 or early 2012.

We plan to start the construction of the refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables and a concentrated fruit juice-mixing center in the third and fourth quarter of 2011 respectively. We expect to complete this project in the fourth quarter of 2011 or early 2012.

As of March 31, 2011, we have spent $1.2 million of the net proceeds from the offering on the construction work of Huludao Wonder.  We have not yet signed any contracts for the purchase of the machinery or the equipment for the refrigeration storage unit and concentrated apple juice production line. We are in the process of negotiating with different suppliers and we expect to order this machinery and equipment in the third and fourth quarters of 2011.

Qiyiwangguo Projects

We previously identified several projects for our Qiyiwangguo factory, which we expect to finance using our operating cash flow. These projects including a 24,000 PET bottle/hour fruit juice beverage aseptic cold-filling line, and a PET bottle blowing machine system. Based on the current market conditions and potential opportunities, management has decided to delay these projects to a future date when appropriate.

Other Projects

We plan to add another 20 tons per hour concentrated pear juice line as part of our 2011 capital expenditure plan using the cash generated from operating cash flows. We already ordered the machinery for this production line.  We expect to operate this line in the third quarter of 2011.

In addition, we plan to change our 30 ton/hour concentrated apple juice line in the Huludao Wonder factory into a concentrated pear juice line which has an estimated annual capacity of 6,000 tons once we complete the 50 ton/hour concentrated apple juice production line in the Huludao Wonder factory. The estimated capital expenditure for this project is $4 million.

First Quarter of Fiscal 2011 Highlights

•	Revenue increased to $19.4 million for the first quarter of fiscal 2011, an increase of $1.7 million or 9.6%, compared to $17.7 million for the first quarter of 2010.
•	Gross profit margin increased by 3.9% to 44.3% for the first quarter of fiscal 2011 from 40.4% for the same quarter of fiscal 2010.
•
Operating expenses decreased slightly by $1,860 to $1.4 million for the first quarter of fiscal 2011, which was mainly due to a decrease in research and development expenses. Operating expenses as a percentage of revenue decreased by 10.0% to 7.2% for the first quarter of fiscal 2011 from 8.0% for the same quarter of fiscal 2010, primarily due to the increase in revenue, as most of our operating expenses are fixed costs.

•
Income from operations increased by $1.4 million, or 24.1%, to $7.2 million for the first quarter of fiscal 2011 from $5.8 for the same quarter of fiscal 2010 mainly due to the increase in revenue and an improvement in gross margin.

•	Net income attributable to the Company increased by $3.7 million, or 185.0%, to $5.7 million for the first quarter of fiscal 2011 as compared with $2.0 million for the same quarter of fiscal 2010.

Results of Operations and Business Outlook

Revenues

The following table presents our consolidated revenues for our main products for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended March 31,
	2011	2010	% Change
Concentrated apple juice and apple aroma	$3,673	$4,483	(18.1%)
Concentrated kiwifruit juice and kiwifruit puree (excluding inter-segment sales)	2,985	2,661	12.2%
Concentrated pear juice	4,022	4,169	(3.5%)
Fruit juice beverages	7,277	2,841	156.1%
Fresh fruits and vegetables	1,458	3,567	(59.1%)
Consolidated	$19,415	$17,721	9.6%

Revenue for the three months ended March 31, 2011 was $19.4 million, an increase of $1.7 million, or 9.6%, when compared to $17.8 million for the same period of the prior year. This increase was primarily due to an increase in sales of concentrated kiwifruit juice and kiwifruit puree and fruit juice beverages.

Sales from apple related products decreased by $0.8 million, or 18.1%, to $3.7 million for the three months ended March 31, 2011, compared to $4.5 million for the same period of 2010, primarily due to a shortage of raw material of fresh apples in the first quarter of 2011, which was the result of cold weather in the first quarter of 2011, compared with the same period of the previous year. The reduction of product capacity was offset by an increase in the unit price of concentrated apple juice in the first quarter of 2011. In terms of sales volume, we sold approximately 2,138 tons of concentrated apple juice in the first quarter of 2011, compared with approximately 5,155 tons in the same period of 2010, representing a decrease of 58.5%.

Sales of concentrated pear juice decreased to $4.0 million in the first quarter of 2011, a decrease of $0.2 million, or 3.5%, from $4.2 million in the same quarter of 2010, primarily due to a shortage of raw material of fresh pear in the first quarter of 2011, which is the result of cold weather in the first quarter of 2011, compared with the same period of the previous year. In terms of sales volume, we sold approximately 3,481 tons of concentrated pear juice in the first quarter of 2011, compared with approximately 4,930 tons in the same period of 2010, representing a decrease of 29.4%.

Sales from concentrated kiwifruit juice and kiwifruit puree were $3.0 million for the first quarter of 2011, an increase of $0.3 million, or 12.2%, from $2.7 million in the same quarter of 2010, primarily due to an increase in production amount of concentrated kiwifruit puree in the first quarter of 2011 compared with the same quarter of the previous year. We believe that farmers were storing the fresh kiwifruit towards the end of 2010 to sell during the Chinese New Year holiday which fell in February of 2011 as the fresh fruit market was expected to go strong for the first quarter of 2011 in the squeezing season of 2010, which fell in February of 2011 this year.  During the first quarter of 2011, there were more abundant fresh kiwifruits in the market in the first quarter of fiscal 2011.

Revenue from our fruit juice beverages in the PRC increased to $7.3 million, an increase of $4.5 million or 156.1%, compared to $2.8 million for the same period of fiscal 2010, due to our enhanced marketing efforts, an increase of product offering in our product portfolio and an increase in market demand for fruit juice beverages in the PRC.

Revenue from our fresh fruits and vegetables in the PRC decreased to $1.5 million, a decrease of $2.1 million or 59.1%, compared to $3.6 million for the same period of fiscal 2010, primarily due to a decrease in selling volume of fresh fruits coupled with a decrease in unit price of fresh fruits in the first quarter of 2011 as compared to the same period of last fiscal year. As we foresaw that the market price of fresh fruits would fall in the first quarter of 2011 due to large inventory built by the fruit vendors in the fourth quarter of 2010, we reduced our purchased amount of fresh fruits from the market to control our risk in the fourth quarter of 2010. Our selling volume decreased as a shortage of inventory.

Gross Margin

The following table presents the consolidated gross profit of our main products and the consolidated gross profit margin, which is gross profit as a percentage of related revenues, for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended March 31,
Gross profit from:	2011	2010	% Change
Concentrated apple juice and apple aroma	$1,082	$875	23.7%
Concentrated kiwifruit juice and kiwifruit puree	1,587	1,730	(8.3%)
Concentrated pear juice	1,221	1,617	(24.5%)
Fruit juice beverages	3,946	1,058	273.0%
Fresh fruits and vegetables	770	1,883	(59.1%)
Consolidated	$8,606	$7,163	20.1%

Gross profit as a % of revenue (Gross Margin)
Concentrated apple juice and apple aroma	29.5%	19.5%	51.3%
Concentrated kiwifruit juice and kiwifruit puree	53.2%	65.0%	(18.2%)
Concentrated pear juice	30.4%	38.8%	(21.6%)
Fruit juice beverages	54.2%	37.2%	45.7%
Fresh fruits and vegetables	52.8%	52.8%	--
Consolidated	44.3%	40.4%	9.7%

The consolidated gross profit for the three months ended March 31, 2011 was $8.6 million, an increase of $1.4 million, or 20.1%, compared to $7.2 million for the same period of 2010, primarily due to an increase in revenue.

The consolidated gross profit margin for the three months ended March 31, 2011 was 44.3%, an increase of 9.7%, compared to 40.4% for the same period of 2010. The increase in consolidated gross margin in the three months ended March 31, 2011 was primarily due to an increase in gross margin of fruit beverages and concentrated apple juice and apple aroma, which was offset by a decrease in gross margin of concentrated kiwifruit juice and kiwifruit puree and concentrated pear juice.

The gross margin of concentrated apple juice and apple aroma increased to 29.5%, an increase of 51.3%, for the three months ended March 31, 2011 compared to 19.5% for the same period of 2010, primarily due to an increase in unit price of concentrated apple juice in the international market, which was partially offset by an increase in the price of fresh apples.

The gross profit margin of concentrated kiwifruit juice and kiwifruit puree decreased by 18.2% to 53.2% for the three months ended March 31, 2011, as compared to 65.0% for the same period of 2010, which was mainly due to an increase in price of  fresh kiwifruit in the Chinese market in the first quarter of 2011.

The gross margin of concentrated pear juice decreased to 30.4%, a decrease of 21.6%, for the three months ended March 31, 2011 from 38.8% for the same period of prior year.  The decrease in the gross margin of concentrated pear juice was primarily due to an increase in the price of fresh pears, which was partially offset by an increase in the selling price of concentrated pear juice in the first quarter of 2011.  The increase in the price of fresh pears in the first quarter 2011 as compared to 2010 was because in the squeezing season of 2009 there were abundant harvests of pears that were not repeated during the 2010 squeezing season, which ran from July 2010 to April 2011.

The gross profit margin of our fruit juice beverages increased to 54.2%, an increase of 45.7% for the three months ended March 31, 2011, from 37.2% for the same period of 2010, primarily due to an increase in the selling prices of our fruit beverages in the first quarter of 2011.

Operating Expenses

The following table presents consolidated operating expenses (in thousands) and operating expenses as a percentage of revenue for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended March 31,
	2011	2010	% Change
General and administrative	$816	$766	6.5%
Selling expenses	455	365	24.7%
Research and development	136	278	(51.1%)
Total operating expenses	$1,407	$1,409	(0.1%)

As a percentage of revenue
General and administrative	4.2%	4.3%	(2.3%)
Selling expenses	2.3%	2.1%	9.5%
Research and development	0.7%	1.6%	(56.3%)
Total operating expenses	7.2%	8.0%	(10.0%)

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses decreased slightly by 0.1% to $1.4 million for the three months ended March 31, 2011, from $1.4 million for the corresponding periods in fiscal 2010. The decrease in operating expenses was mainly due to a decrease in research and development expenses, which was partially offset by an increase in general and administrative expenses and selling expenses.

General and administrative expenses increased by $50 thousand, or 6.5%, to $0.8 million for the three months ended March 31, 2011, from $0.7 million for the same period of fiscal 2010.  The increase in general and administrative expenses was mainly due to an increase in payroll and related expenses as the result of a larger headcount to handle the rise in sales volume.

Selling expenses increased by $90 thousand, or 24.7%, to $455 thousand for the three months ended March 31, 2011, respectively, from $365 thousand for the same periods of fiscal year 2010, mainly due to an increase in payroll and related expenses as a result of a larger head count to the handle the rise in sales volume.

Research and development expenses decreased by $142 thousand, or 51.1%, to $136 thousand for the three months ended March 31, 2011, from $278 thousand for the same periods of fiscal 2010. We entered into two contracts with an outside research institute to research and develop new products in fiscal year 2008.  These two contracts were from August 2008 to December 2010, with a monthly payment of RMB 600,000, or $91,687 based on the exchange rate as of March 31, 2011. In the first quarter of 2011, we entered into three contracts with outside research institutes to research and develop new products. The terms of these contracts were from January 2011 to January 2013 with a monthly payment of RMB 299,990, or $45,842 based on the exchange rate as of March 31, 2011.

Income from Operations

Income from operations increased to $7.2 million, an increase of 24.1%, for the three months ended March 31, 2011 from $5.8 million for the same period of 2010.  As a percentage of revenue, income from operations was approximately 37.1% for the three months ended March 31, 2011 compared to 32.5% for the same period of fiscal 2010.  The increase in the income from operations was mainly due to an increase in revenue and gross margin.

Other Income (Expense), Net

Other income, net was $393 thousand for the three months ended March 31, 2011, an increase of $2.6 million as compared to other expenses of $2.3 million in the same period of 2010, primarily due to a decrease of $2.1 million in other expenses from the change in fair value of warranty liability in the three months ended March 31, 2011.

Subsidy income increased to $483,067, an increase of $439,505, or 1,008.9%, compared to $43,562 as compared to the first quarter of 2010. The subsidy income was for the VAT rebates on the export to foreign countries in the first quarter of 2011 and 2010.

Income Tax

Our provision for income taxes was $1.9 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively, an increase of $0.4 million, or 28.2%.  The increase in tax provision was due to an increase in income before taxes.  Our consolidated income tax rates were 25% and 27% (excluding the change in fair value of warrant liabilities) for the three months ended March 31, 2011 and 2010, respectively.

Noncontrolling Interests

As of March 31, 2011, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests, which is deducted from our net income, was $368,824 for the three months ended March 31, 2011 compared to $332,262 million for the same period of fiscal 2010. The increase in the net income attributable to noncontrolling interests was mainly due to the increase in the net income generated from SkyPeople (China).

Net Income

Net income was $5.7 million for the three months ended March 31, 2011, an increase of $3.7 million, or 185.0%, from $2.0 million for 2010, primarily due to an increase in revenue and an increase in other income, as previously discussed.

Liquidity and Capital Resources

As of March 31, 2011, we had cash, cash equivalents and restricted cash of $66.1 million, an increase of $16.2 million, or 32.5%, from $49.9 million as of December 31, 2010. We believe that projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit will provide the necessary capital to meet our projected operating cash requirements for at least the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity. Our restricted cash of $405,708 was used as collateral to obtain a short-term note payable.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $85.6 million as of March 31, 2011, an increase of $7 million, or 8.9%, compared to working capital of $78.6 million as of December 31, 2010, mainly due to an increase in cash and a decrease in income tax payable. Our other receivables decreased by $0.5 million from $1.3 million on December 31, 2010 to $0.8 million on March 31, 2011, mainly due to a collection of other receivable of RMB 3.25 million, or $0.5 million in subsidy from the Chinese government based on the exchange rate as of March 31, 2011, on March 25, 2011. The most significant sources of increase in working capital for the three months ended March 31, 2011 were $13.6 million from operating activities and net of $2.5 million from new short term bank loans. The most significant use of working capital during the three months ended March 31, 2011 was the payment of $4.3 million for income tax.

Our capital expenditures were $286,414 and $226,673 for the three months ended March 31, 2011 and 2010, respectively.  Historically, we financed our capital expenditures and other operating expenses through operating cash flows and bank loans.  As of March 31, 2011, the balance of short term bank loans totaled RMB 84 million, or $12.8 million based on the exchange rate as of March 31, 2011, with interest rates ranging from 4.80% to 7.97% per annum. Of this amount, RMB 18 million, or $2,726,323, was secured by the guarantee provided by Shaanxi Boai Pharmaceutical & Scientific Development Co. Ltd., and the rest of the loans were collateralized by land usage rights and buildings and were due for repayments from June 2010 to December 2011. The balance of the short-term note payable as of December 31, 2010 was RMB 3.3 million, or $505,581 based on the exchange rate of December 31, 2010. This short-term note payable is secured by the same amount of restricted cash.  Our short term bank loans are mainly used for working capital needs, especially in the fruits squeezing season.  Majority of our cost of goods sold is fresh fruits and we pay these fresh fruits mainly in cash.

On August 30, 2010 we closed the sale of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received aggregate net proceeds of approximately $24 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. We expect to use the net proceeds from this offering for capital expenditures at Huludao Wonder facilities, which include a beverage production line, a 50 ton/hour concentrated apple juice production line, refrigeration storage with a capacity of 15,000 tons, a concentrated fruit juice mixing center with a capacity of 10,000 tons and related construction and an environmental project. Construction of infrastructure for the concentrated apple juice production line and the fruit juice beverage production line began on September 28, 2010. As of March 31, 2011, we have completed the infrastructure construction work for the fruit juice beverage production line and have ordered the machinery.  We expect to install and test the new beverage production line in the second quarter and start operating the production line in the third quarter of 2011. The environmental project mainly consists of a wastewater processing facility that is required in our production of fruit juice concentrates.  Our increasing need for an additional wastewater processing facility is a result of our expansion in the production of concentrated apple juice. We expect to start the environmental project in the third quarter of 2011 and complete this project in the fourth quarter of 2011 or early 2012. In the first quarter of 2011, we halted all construction work because of the cold weather in Huludao, which had regularly suffered sub-zero daytime temperatures. The infrastructure construction work recommenced the in April 2011.  We currently expect to complete all such infrastructure construction work by the end of the second quarter of 2011 and thereafter start installation and testing of the machinery. We expect to complete the installation of the concentrated apple production line in the fourth quarter of 2011 or early 2012. We plan to start the construction of the refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables and a concentrated fruit juice-mixing center in the third and fourth quarter of 2011 respectively. We expect to complete this project in the fourth quarter of 2011 or early 2012. As of March 31, 2011, we have spent $1.2 million of the net proceeds from the offering on the construction work of Huludao Wonder.  We have not yet signed any contracts for the purchase of the machinery or the equipment for the refrigeration storage unit and concentrated apple juice production line. We are in the process of negotiating with different suppliers and we expect to order this machinery and equipment in the third and fourth quarters of 2011.

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

Critical Accounting Policies

Our critical accounting policies are set out in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that we filed with the Securities and Exchange Commission on April 1, 2011. During the three months ended March 31, 2011, there was no change to our critical accounting policies..

Recent Accounting Pronouncements

See Note 2 of the March 31, 2011 Condensed Consolidated Financial Statements. Other new pronouncements issued but not yet effective until after March 31, 2011 are not expected to have a significant effect on the Company’s condensed consolidated financial position or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The majority of our sales, cost of manufacturing and marketing are transacted in Chinese yuan.  Consequently, our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and Chinese currencies. Proceeds from equity financings are one of our major sources of working capital, which is denominated in U.S. dollars. Our financial position and results of operations are also affected by fluctuations in exchange rates between the functional currency (which is in U.S. dollars) and currencies used in our foreign operations.  Foreign currency translation adjustments resulted in an increase of $1.1 million in the three months ended March 31, 2011 and an increase of $3.3 million in fiscal 2010 to shareholders’ equity.

As currency exchange rates change, translation of the statements of operations of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We generally have not hedged against these types of currency risks because cash flows from the PRC operations have been reinvested locally.

Interest Rate Risk

At March 31, 2011, approximately $12.8 million of our outstanding borrowings were subject to changes in interest rates; however, we do not use derivatives to manage this risk. The interest rate on our loans ranges from 4.80% to 7.97% per annum.  Of this amount, RMB 16.3 million, or $2.5 million, was secured for the office building of SkyPeople (China), the production line of the Jiangyang factory and a personal guarantee provided by the Company’s CEO and chairman of the board of directors, Mr. Xue Yongke and Mr. Xue Hongke, chairman of the board of directors and chief executive officer of SkyPeople (China); RMB 18 million, or $2.7 million, was secured by the guarantee provided by Shaanxi Boai Pharmaceutical & Scientific Development Co., Ltd. and a personal guarantee provided by Mr. Xue Hongke; RMB 16.4 million, or $2.5 million, was secured by land usage right of the Jiangyang factory and a personal guarantee provided by Mr. Xue Yongke and Mr. Xue Hongke, and the rest of the loans were collateralized by land usage rights, buildings and plant and machinery of Huludao Wonder factory. All loans will be due for repayment from June 2011 to December 2011. The balance of short-term note payable as of March 31, 2011 was RMB 2.7 million, or $405,708 based on the exchange rate as of March 31, 2011. This short-term note payable is secured by the same amount of restricted cash.

Management believes that moderate changes in the prime rate would not materially affect our operating results or financial condition.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures were completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the three months ended March 31, 2011.

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

Based on the evaluation of our internal control as of December 31, 2010, our CEO and CFO concluded that because of the lack of disclosure related to related party transaction occurred in 2009, our disclosure controls and procedures were not effective as of December 31, 2010. During the first quarter of fiscal 2011, we enhanced our procedures governing related party transactions, pursuant to which, related parties to a transaction with the Company are required to disclose and confirm any affiliation at the end of the relevant quarter end and sign the related party transaction disclosure list. We believe that these procedures enhanced our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) (“Plaintiff”) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, Yongke Xue and Xiaoqin Yan, and Rodman & Renshaw, LLC, the underwriter of the Company’s public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder (the “Complaint”).  The purported class period is from March 31, 2010 through and including April 1, 2011.

The Complaint alleges that certain public statements made by the Company were materially misleading in violation of U.S. securities laws.  In particular, the Complaint alleges that the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 31, 2010, was not in compliance with FAS No. 57, and therefore misleading under U.S. securities laws because it did not identify the Company’s acquisition of Yingkou Trusty Fruits, Co., Ltd. (the “Yingkou Acquisition”) as a “related party transaction.”   The Complaint also alleges that the prospectus contained in the Registration Statement on Form S-1 filed with the SEC on April 20, 2010, as amended, for the Company’s public offering that was consummated in August 2010 was likewise misleading because it stated that “there has not been a reportable transaction between us and a related party since January 1, 2009.”  Plaintiff maintains that the Company’s stock price dropped, and its shareholders suffered damages, once the Yingkou Acquisition was disclosed as a “related party transaction” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on April 1, 2011.  Our CEO and chairman of the board, Xue Yongke, and a director, Yan Xiaoqin, were parties related to the Yingkou Acquisition. For more details of the Yingkou Acquisition, please refer to Note 4 to the Condensed Financial Statements contained in this report.

Plaintiff seeks compensatory damages and attorneys fees and costs “in an amount to be proven at trial.”  It is unclear at this time what Plaintiff’s damages will be, if any.  The Company has retained a defense counsel to represent it in the matter.  The Company has not yet responded to the Complaint, but believes the allegations contained in the Complaint are without merit and intends to defend itself vigorously against Plaintiff’s claims.

In addition to the above, from time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

Other than the above, we are not currently a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

None.

Item 5. Other Information

Not applicable.

Item 6.     Exhibits

EXHIBIT NUMBER	DESCRIPTION

10.22	English Translation of Credit Facility Agreement dated December 30, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi' a branch of China Construction Bank.

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYPEOPLE FRUIT JUICE, INC.

                                                                          By: /s/ Xue Yongke
   Xue Yongke
   Chief Executive Officer
   (Principal Executive Officer)
   Dated: May 15, 2011

                                                                                          By: /s/ Spring Liu
   SPRING LIU
   Chief Financial Officer
   (Principal Financial Officer)
   Dated: May 15, 2011