Form 10-Q
period 2011-06-30
SkyPeople Fruit Juice, Inc
filed 2011-08-15
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	o	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2011
Common Stock, $0.001 par value per share Preferred Stock, $0.001 par value per share	25,690,402 shares 1,456,647 shares

SKYPEOPLE FRUIT JUICE, INC.

-i-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SKYPEOPLE FRUIT JUICE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2011(UNAUDITED) AND DECEMBER 31, 2010

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$76,146,274	$49,350,385
Restricted cash	793,233	505,581
Accounts receivable, net of allowance of $45,358 and $44,405 as of June 30, 2011 and December 31, 2010, respectively	22,415,546	46,029,962
Other receivables	1,606,346	1,272,648
Inventories	5,514,217	5,436,117
Advances to suppliers and other current assets	69,715	31,604
Total current assets	106,545,331	102,626,297

PROPERTY, PLANT AND EQUIPMENT, Net	36,019,669	36,337,251
LAND USAGE RIGHTS, Net	6,593,960	6,541,825
OTHER ASSETS	6,055,460	1,694,486
TOTAL ASSETS	$155,214,420	$147,199,859

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$4,234,856	$3,446,797
Accrued expenses	2,938,923	4,871,934
Income taxes payable	753,942	4,377,039
Advances from customers	70,229	573,609
Short-term bank loans	12,996,055	10,238,856
Short-term notes payable	793,233	505,581
Total current liabilities	21,787,238	24,013,816

Commitments and contingencies (Note 12)
STOCKHOLDERS’ EQUITY
SkyPeople Fruit Juice, Inc. stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 1,456,647 and 1,456,647 Series B Preferred Stock issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,457	1,457
Common Stock, $0.001 par value; 66,666,666 shares authorized; 25,690,402 and 25,690,402 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	25,690	25,690
Additional paid-in capital	59,189,374	59,189,374
Retained earnings	58,198,408	51,418,283
Accumulated other comprehensive income	10,667,255	7,823,967
Total SkyPeople Fruit Juice, Inc. stockholders' equity	128,082,184	118,458,771
Noncontrolling interests	5,344,998	4,727,272
TOTAL EQUITY	133,427,182	123,186,043
TOTAL LIABILITIES AND EQUITY	$155,214,420	$147,199,859

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenue	$12,210,706	$13,396,783	$31,625,621	$31,118,079
Cost of Sales	8,043,560	7,039,098	18,852,917	17,597,346
Gross Profit	4,167,146	6,357,685	12,772,704	13,520,733

Operating Expenses
General and administrative	1,008,734	848,107	1,824,894	1,614,339
Selling expenses	648,929	214,101	1,103,603	578,878
Research and development expenses	138,241	267,181	274,708	545,333
Total operating expenses	1,795,904	1,329,389	3,203,205	2,738,550

Income from Operations	2,371,242	5,028,296	9,569,499	10,782,183

Other Income (Expense)
Interest expense	(176,393)	(216,957)	(340,188)	(439,916)
Interest income	65,774	24,657	142,086	46,753
Subsidy income	88,697	2,204,843	571,764	2,248,405
Other income	42,605	1,672	39,572	1,434
Change in fair value of warrant liability	-	(10,860)	-	(2,103,832)
Total other income (expense)	20,683	2,003,355	413,234	(247,156)

Income Before Income Taxes	2,391,925	7,031,651	9,982,733	10,535,027

Income Tax Expenses	763,578	1,922,974	2,693,386	3,428,871

Net Income	1,628,347	5,108,677	7,289,347	7,106,156

Less: Net income attributable to noncontrolling interests	140,398	345,465	509,222	677,727

NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$1,487,949	$4,763,212	$6,780,125	$6,428,429

Earnings Per Share:
Basic earnings per share	$0.06	$0.22	$0.25	$0.31
Diluted earnings per share	$0.06	$0.22 *	$0.25	$0.31 *

Weighted Average Shares Outstanding:
Basic	25,690,402	20,185,555	25,690,402	19,268,424
Diluted	26,661,500	21,481,227	26,661,500	21,063,637

Comprehensive Income:
Net income	$1,628,347	$5,108,677	$7,289,347	$7,106,156
Foreign currency translation adjustment	1,810,214	528,500	2,951,792	499,135

Comprehensive Income	$3,438,561	$5,637,177	$10,241,139	$7,605,291
Comprehensive income attributable to the noncontrolling interests	(203,924)	(345,628)	(617,726)	(647,329)
Comprehensive Income Attributable to SkyPeople Fruit Juice, Inc.	$3,234,637	$5,291,549	$9,623,413	$6,957,962

* The effect of 1,228,334 shares of warrants and the related change in fair value of warrant liability were not included for the computation of diluted earnings per share for the period ended as the inclusion would be anti-dilutive.

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	June 30,	June 30,
	2011	2010

Cash Flows from Operating Activities
Net income	$7,289,347	$7,106,156
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	1,748,456	1,089,379
Change in fair value of warrant liability	-	2,103,832
Changes in operating assets and liabilities
Accounts receivable	24,269,825	3,269,969
Other receivables	(302,428)	(2,419,962
Advances to suppliers and other current assets	(38,099)	(239,364
Inventories	38,114	2,334,439
Accounts payable	704,376	(835,060
Accrued expenses	(1,994,692)	(862,609
Advances from customers	(508,717)	(437,079
Income taxes payable	(3,666,772)	(1,181,865
Net cash provided by operating activities	27,539,410	9,927,836

Cash Flows from Investing Activities
Prepayment for other assets	(4,714,425)	(6,866,501
Additions to property, plant and equipment	(134,415)	(679,246
Net cash used in investing activities	(4,848,840)	(7,547,747

Cash Flows from Financing Activities
Restricted cash	(273,047)	-
Proceeds from stock issuance	-	3,132,252
Proceeds from short-term bank loans	7,585,239	6,855,536
Repayment of short-term bank loans	(5,082,262)	(541,997
Short-term notes payable	273,047	201,081
Net cash provided by financing activities	2,502,977	9,646,872

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,193,547	12,028,961
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,350,385	14,404,500
Effect of Changes in Exchange Rate	1,602,342	178,136
CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,146,274	$26,611,597

Supplemental disclosures of cash flow information:
Cash paid for interest	$340,188	$439,453
Cash paid for income taxes	$6,360,158	$4,610,736
Supplementary disclosures of significant non-cash transactions:
Change in fair value of warrant liability	$-	(2,103,832)
Exercise of warrants	-	5,481,749
Transferred from other assets to property, plant and equipment and construction in progress	$445,384	$1,997,088

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.            BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal and recurring nature. Our operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in the significant accounting policies followed by us during the six months ended June 30, 2011.

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

Pacific and SkyPeople (China) were entities under common control and accordingly carryover basis was used for SkyPeople (China).  Reverse acquisition accounting was applied to the consolidation of SkyPeople with Pacific.  Purchase accounting was applied to the consolidation of China Kiwi King Ltd. with Pacific and HMN with SkyPeople.

SkyPeople (China) holds a 91.15% interest in Shaanxi Qiyiwangguo since June 2006, after it acquired 21.05% of the shares held by Shaanxi Xirui Co. Ltd.  In July 2009, the Company canceled the registration of Shaanxi Qiyiwanguo with Xi’an State Administration for Industry and Commerce and registered with Zhouzhi County State Administration  for Industry and Commerce. As of June 30, 2011, the record of Zhouzhi County State Administration for Industry and Commerce had not yet been updated to reflect the increase in the Company’s interest percentage of Shaanxi Qiyiwangguo in June 2006. In June 2011, the Company submitted the stock transfer agreement between SkyPeople (China) and Shaanxi Xirui Co. Ltd. dated June 26, 2006, which proves SkyPeople (China)’s ownership interest of 91.15% in Shaanxi Qiyiwangguo, to the Zhouzhi County State Administration for Industry and Commerce and requested to update its record of information.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the second quarter of fiscal year 2011, SkyPeople (China) reversed approximately $242,150 in accruals based on new and updated information.  This was related to the reversal of provision for employee welfare that was included in accrued expenses as of December 31, 2010.  The Company does not have any legal or contractual obligation for the payment of the accrued employee welfare based on the current relevant PRC regulation, hence the over-provision of $242,150 was reversed during the second quarter of fiscal 2011.

Cash and Cash Equivalents

Cash and cash equivalents included cash on hand and demand deposits placed with banks which are unrestricted as to withdrawal and use and with an original maturity of three months or less.

Restricted Cash

Restricted cash consists of cash equivalents used as collateral to obtain a short-term notes payable.

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

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2010	2010		2010	2010
NUMERATOR FOR BASIC AND DILUTED EPS
Net income	$1,487,949	$4,763,212		$6,780,125	$6,428,429
Net income allocated to Preferred Stock	(54,161)	(359,672)		(246,797)	(543,845)
Net income to common stockholders (Basic)	$1,433,788	$4,403,540		$6,533,328	$5,884,584

Net income	$1,487,949	$4,763,212		$6,780,125	$6,428,429
Change in fair value of warrant liability*	-	-		-	-
Net income (numerator for Diluted EPS)	$1,487,949	$4,763,212		$6,780,125	$6,428,429

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average Common Stock outstanding	25,690,402	20,185,555		25,690,402	19,268,424
DENOMINATOR FOR BASIC EPS	25,690,402	20,185,555		25,690,402	19,268,424

Add: Weighted average Preferred Stock as if converted	971,098	1,289,439		971,098	1,781,909
Add: Weighted average stock warrants outstanding	--	6,233		--	13,304
DENOMINATOR FOR DILUTED EPS	26,661,500	21,481,227		26,661,500	21,063,637
EPS – Basic	$0.06	$0.22		$0.25	$0.31
EPS – Diluted	$0.06	$0.22	*	$0.25	$0.31	*

* The effect of 1,228,334 shares of warrants and the related change in fair value of warrant liability were not included for the computation of diluted earnings per share for the period ended as the inclusion would be anti-dilutive.

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $224,344 and $183,525 for the three months ended June 30, 2011 and 2010, respectively, and $542,744 and $527,489 for the six months ended June 30, 2011 and 2010, respectively, are reported in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling expenses.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. Allowance is made when collection of the full amount is no longer probable. The Company periodically evaluates its receivables for collectability based on historical experience, current economic climate, as well as recent account activities and the length of time receivables are past due, and writes off receivables when they become uncollectible.  The Company believed that its allowance for doubtful accounts was adequate as of June 30, 2011 and December 31, 2010.

SKYPEOPLE FRUIT JUICE, INC.
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

The government subsidies recognized were $88,697 and $2,204,843 for the three months ended June 30, 2011 and 2010, respectively, and were $571,764 and $2,248,405 for the six months ended June 30, 2011 and 2010, respectively. The government subsidies are included in other income of the Condensed Consolidated Statements of Income and Comprehensive Income. The government subsidies recognized for the three and six months ended June 30, 2011 were for the VAT rebates on the export to foreign countries, and the government subsidies recognized for the three and six months ended June 30, 2010 were mainly for research and development activities.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred and are included in selling expenses. The Company incurred $1,760 and $1,904 in advertising and promotional costs for the three months ended June 30, 2011 and 2010, respectively, and $10,051 and $1,980 for the six months ended June 30, 2011 and 2010, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and any impairment losses. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are expensed as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the Condensed Consolidated Statements of Income and Comprehensive Income.

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

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Depreciation expense included in general and administration expenses for the three months ended June 30, 2011 and 2010 was $72,750 and $38,311, respectively, and was $120,822 and $78,546 for the six months ended June 30, 2011 and 2010,  respectively. Depreciation expense included in cost of sales for the three months ended June 30, 2011 and 2010 was $768,302 and $457,671, respectively, and was $1,540,483 and $885,193 for the six months ended June 30, 2011 and 2010, respectively.

Foreign Currency and Comprehensive Income

The accompanying condensed consolidated financial statements are presented in U.S. dollars (“USD”). The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. However, the functional currency and the reporting currency of the Company are the USD. Assets and liabilities of the Company’s foreign subsidiaries are translated into USD from RMB at period-end exchange rates for assets and liabilities and weighted average exchange rates for revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Other comprehensive income for the three and six months ended June 30, 2011 and 2010 represented foreign currency translation adjustments and were included in the Condensed Consolidated Statements of Income and Comprehensive Income.

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

The Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN48), which is codified as ASC 740. ASC 740 provides guidance for recognizing and measuring uncertain tax positions, and it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. ASC 740 also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The adoption of FIN48 did not have a material impact on the Company’s condensed consolidated financial statements for the six months ended June 30, 2011.

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

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Should the Company’s PRC subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be approximately $5,842,940 and $4,999,432 as of June 30, 2011 and December 31, 2010, respectively.

Operating Lease

The Company leased certain property, plant and equipment in the ordinary course of business.  The leases were classified as operating leases, in accordance with ASC Topic 840, Accounting for Leases. The Company records monthly rent expense equal to the total amount of the payments due in the reporting period over the lease term in accordance with U.S. GAAP.

The Company’s management expects that in the normal course of business, operating leases will be renewed or replaced by other leases.  The future minimum operating lease payments, for which the Company is contractually obligated as of June 30, 2011, are disclosed in the Note 12 to the condensed consolidated financial statements.

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

Research and Development

Research and development costs are expensed when incurred and are included in operating expenses.  The expenses were $138,241 and $267,182 for the three months ended June 30, 2011 and 2010, respectively, and were $274,708 and $545,333 for the six months ended June 30, 2011 and 2010, respectively.

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

Retirement Costs

Retirement cost contributions relating to defined contribution plans are made based on a percentage of the relevant employees’ salaries and are included in the Condensed Consolidated Statements of Income and Comprehensive Income as they become payable. The assumptions used in calculating the obligation for retirement cost contributions depend on the local laws and regulations, interpretations and practices in respect thereof.

New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments in this Update shall be applied retrospectively and is effective for public entities, for fiscal years, and interim periods within those years, beginning after December 15, 2011. This update does may have impact on the Company on presentation of Comprehensive Income starting from quarter ended March 31, 2012.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Other new pronouncements issued but not yet effective until after June 30, 2011 are not expected to have significant effect on the Company’s condensed consolidated financial position or results of operations.

3.           ACQUISITION OF YINGKOU

On November 25, 2009, the Company completed the acquisition of Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) pursuant to the Stock Purchase Agreement that SkyPeople (China) (formerly known as Shaanxi Tianren Organic Food Co., Ltd. or “Shaanxi Tianren”) entered into with Xi’an Dehao Investment & Consulting Co., Ltd. (currently renamed as “Shaanxi Boai Pharmaceutical & Scientific Development Co., Ltd.” or “Xi’an Dehao” in short) on November 18, 2009 (see also Note 4 below). At the date of acquisition, Yingkou had not commenced operation and was in the process of completing the construction of the new facility. Yingkou commenced operating activities in the fourth quarter of 2010.  The Company believed that acquiring the production asset of apple concentrate would enhance the Company’s future growth opportunities and develop additional market share in the fruit juice business in the PRC. The net cash purchase price for Yingkou was RMB 22,700,000, or $3,323,913.  In accordance with ASC Top 805, Business Combinations, we allocated the purchase price to the tangible assets and intangible assets of Yingkou based on their estimated fair value.  We estimated that the fair value of the property, plant and equipment acquired approximated to the fair value of similar assets available on the market based on the information management received, as they are newly constructed.  Accordingly, we allocated $1,880,046 to various items of the current assets and $4,840,218 to the property, plant and equipment acquired.  The excess purchase price over the fair value of tangible assets acquired, which was $266,499, was attributable to an identifiable intangible asset, the land usage right, based on estimates and assumptions determined by management. The economic life of this land usage right was approximately 50 years and the land usage right is amortized over 50 years on the straight-line basis.  No goodwill was recognized.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

4.    RELATED PARTY TRANSACTION

Pursuant to the Stock Exchange Agreement between Shaanxi Tianren Organic Food Co., Ltd. (“Shaanxi Tianren”) and Barron Capital dated February 25, 2008, Shaanxi Tianren was obligated to enter into a lease or purchase agreement with Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) prior to March 26, 2008.  On March 20, 2008, Shaanxi Tianren signed a Letter of Intent with Yingkou Trusty Factory for the acquisition. In addition, Shaanxi Tianren was required to make arrangements, including without limitation acquisition arrangements, with Yingkou so that the financial statements of Yingkou could be consolidated into the Company’s financial statements in accordance with U.S. GAAP.

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

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On January 8, 2009, Xi’an Dehao increased its registered capital from RMB 2 million to RMB 22 million. To satisfy its registration requirement with the State Administration of Industry and Commerce, Mr. Lake Chen signed a Trust Agreement with Shaanxi Fortune Adventure Investment & Management Co., Ltd. (“Shaanxi Fortune”) on January 6, 2009, through which Shaanxi Fortune was entrusted to hold 46% of the then total equity interest of Xi’an Dehao owned by Mr. Lake Chen. Shaanxi Fortune is a PRC company, which was wholly owned by Yongke Xue (Chairman of the Board and CEO of SkyPeople), and Xiaoqin Yan (member of the Board of SkyPeople).  Pursuant to this Trust Agreement, Shaanxi Fortune would not receive any benefit or bear any legal risk arising from acting as a shareholder trustee or a director of Xi’an Dehao. In addition, Shaanxi Fortune should transfer its equity interest of Xi’an Dehao to Mr. Lake Chen or a third party appointed by Mr. Lake Chen within 3 years after the trust agreement was signed. Currently, Mr. Lake Chen holds 100% of the equity interest of Xi’an Dehao.

On November 10, 2009, Shaanxi Fortune transferred back its equity interest in Xi’an Dehao to Mr. Lake Chen, and the Board of Xi’an Dehao was dismissed.

On November 10, 2009, Shaanxi Delixin Assets Appraisal Co., Ltd., an asset valuation firm certified by the PRC Ministry of Finance, revaluated the assets of Yingkou and estimated its net assets value at RMB 22.90 million.

On November 25, 2009, Shaanxi Tianren acquired Yingkou pursuant to the Stock Purchase Agreement that Shaanxi Tianren entered into with Xi’an Dehao on November 18, 2009.

In the first quarter of fiscal 2011, Mr. Yongke Xue transferred 100% ownership interest of a company that he had previously registered under his name in Hong Kong to Pacific for no consideration. The registered capital of this company was HK $10,000, or approximately $1,286 based on the exchange rate on March 31, 2011.  The company was renamed as China Kiwi King Ltd. and it is currently expected to be used by the Company as a vehicle to conduct business in South Asia in the future, especially in the fresh fruits and fruits beverage business. This company had no operating activities since the date of incorporation. On April 15, 2011, this related party transaction was ratified by the Company’s Audit Committee according to the Company’s Related Party Transaction Policy.

5.          INVENTORIES

 Inventories by major category are summarized as follows:

	June 30,	December 31,
	2011	2010

Raw materials and packaging	$1,433,437	$641,629
Finished goods	4,080,780	4,794,488
Inventories	$5,514,217	$5,436,117

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30 2011	December 31, 2010
Machinery and equipment	$25,234,421	$24,146,615
Furniture and office equipment	289,364	276,436
Motor vehicles	452,801	443,282
Buildings	21,264,922	20,815,727
Construction in progress	14,718	6,903
Subtotal	47,256,226	45,688,963
Less: accumulated depreciation	(11,236,557)	(9,351,712)
Property, plant and equipment, net	$36,019,669	$36,337,251

There were no impairment provisions made as of June 30, 2011. The Company began the construction of the beverages line and environmental projects in Huludao Wonder factory on September 28, 2010. As of June 30, 2011, the Company made deposits of $1.2 million for the construction project in the Huludao Wonder factory, which was included in the other assets. In addition, the Company capitalized $3,904 as construction in progress of Huludao Wonder as of June 30, 2011. The beverages line is expected to operate in the third quarter of 2011, and the construction of environmental projects is expected to be completed in early 2012. The estimated future capital noncontractual expenditure for the beverages line and environmental projects is $9.6 million.  The Company began renovation of its Qiyiwangguo factory in Zhouzhi County in the fourth quarter of 2010. The Company capitalized $10,814 as construction in progress as of June 30, 2011. Because of the road construction conducted by the local government around Qiyiwangguo factory, currently this project is halted and is expected to be completed by the end of the third quarter of 2011. There will be an estimated further expenditure of $24,000 to be incurred on this project, which is not a contractual obligation.

The Company currently does not have the title deed for the building of $2.2 million of the Qiyiwangguo factory. The Company plans to apply for the title deed after the planned construction of Qiyiwangguo is completed in 2012. In addition, the Company currently does not have the title deed for the $7.1 million building of the Yingkou factory, which was built in the fourth quarter of fiscal 2010. The Company is in the process of applying for the title deed from the relevant PRC authority.

7.           LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. The government of the PRC, its agencies and collectives hold all land ownership.  Companies or individuals are authorized to use the land only through land usage rights granted by the PRC government. Land usage rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Accordingly, the Company paid in advance for land usage rights. Prepaid land usage rights are being amortized and recorded as lease expenses using the straight-line method over the terms of the leases, which range from 30 to 50 years. The amortization expense was $42,296 and $62,816 for the three months ended June 30, 2011 and 2010, respectively, and was $87,151 and $125,640 for the six months ended June 30, 2011 and 2010, respectively.

8.           INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the six months ended June 30, 2011 and 2010. The applicable income tax rate for the Company was 34% for both of the six months ended June 30, 2011 and 2010. The amount of unrecognized deferred tax liabilities for temporary differences related to the dividend from foreign subsidiaries is not determined, because such determination is not practical.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, Income Taxes. The income tax expense was $2,693,386 and $3,428,871 for the six months ended June 30, 2011 and 2010, respectively, and it was $763,578 and $1,922,974 for the three months ended June 30, 2011 and 2010, respectively. Since SkyPeople (China) intends to reinvest its earnings to further expand its businesses in mainland China, its PRC subsidiaries do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any deferred taxes in relation to WHT on the cumulative amount of undistributed retained earnings since January 1, 2008. Apart from that, the Company did not have other significant temporary differences and hence had not recorded any deferred tax assets or liabilities as of June 30, 2011 and December 31, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Income Tax Expenses
Current	$763,578	$1,922,974	$2,693,386	$3,428,871
Deferred	—	—	—	—
Total	$763,578	$1,922,974	$2,693,386	$3,428,871

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Statutory income tax rate	25%	25%	25%	25%
Permanent items	7%	2%	2%	25%
Effective income tax rate	32%	27%	27%	27%

The Company did not recognize any income tax benefit under the provisions of ASC Topic 740 for the six and three months ended June 30, 2011 and 2010, respectively.

9.           SHORT-TERM LOANS

As of June 30, 2011 the balance of the short-term bank loans totaled RMB 84,000,000 (or $12,996,055 based on the exchange rate on June 30, 2011), with interest rates ranging from 4.80% to 10.727% per annum. Of this amount, RMB 16.3 million, or $2.5 million, was secured by the office building of SkyPeople (China), the production line of the Jingyang factory and a personal guarantee provided by the Company’s CEO and chairman of the board of directors, Mr. Xue Yongke, and Mr. Xue Hongke, chairman of the board of directors and chief executive officer of SkyPeople (China); RMB 18 million, or $2.8 million, was secured by the guarantee provided by Shaanxi Boai Pharmaceutical & Scientific Development Co., Ltd. and a personal guarantee provided by Mr. Xue Hongke; RMB 16.4 million, or $2.5 million, was secured by land usage right of the Jingyang factory in Jianying County, Shaanxi Province, and a personal guarantee provided by Mr. Xue Yongke and Mr. Xue Hongke, and the rest of the loans were collateralized by land usage rights, buildings and plant and machinery of Huludao Wonder factory. All loans will be due for repayment from December 2011 to June 2012.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of December 31, 2010 the balance of the short-term bank loans totaled RMB 67,600,000 (or $10,238,856 based on the exchange rate on December 31, 2010), with interest rates ranging from 4.80% to 7.97% per annum. Of this amount, RMB 16.3 million, or $2.5 million, was secured by the office building of SkyPeople (China), the production line of the Jingyang factory and a personal guarantee provided by the Company’s CEO, Mr. Xue Yongke, and Mr. Xue Hongke, chairman of the board of directors and chief executive officer of SkyPeople (China); RMB 18 million, or $2.7 million, was secured by the guarantee provided by Shaanxi Boai Pharmaceutical & Scientific Development Co., Ltd. and a personal guarantee provided by Mr. Xue Hongke, and the rest of the loans were collateralized by land usage rights, buildings and plant and machinery of Huludao Wonder factory. All loans will be due for repayment from June 2011 to December 2011. The fair value of the financial guarantee given by Mr. Xue Yongke and Mr. Xue Hongke is considered by the Company to be minimal.

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

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents a reconciliation of the warrant liabilities measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2010 to June 30, 2010:

Warrant liabilities
Balance at January 1, 2010	$3,377,917
Change in fair value included in earnings	2,103,832
Exercise of warrants in the six months ended June 30, 2010	(5,481,749)
Balance at June 30, 2010	$-

For the six months ended June 30, 2010, the net adjustment to fair value resulted in a loss of $2.1 million and is included in “Changes in the fair value of warrant liability” on the accompanying condensed consolidated statement of income and comprehensive income.

11.           COMMON STOCK

As of June 30, 2011, the Company had 25,690,402 shares of Common Stock issued and outstanding and 3,456,647 shares of Series B Convertible Preferred Stock issued and outstanding, including (i) 2,000,000 shares held in escrow as make good escrow shares in connection with our 2008 private placement, which shares are in the process of being released to the Company and will be canceled upon release, and (ii) 1,456,647 shares held by two shareholders of record, which shares can be converted into 971,099 shares of Common Stock.   As of June 30, 2011, the Company had outstanding warrants to purchase 100,000 shares of Common Stock. Assuming all warrants to purchase 100,000 shares of Common Stock with an exercise price of $4.50 per share are exercised and all shares of Series B Convertible Preferred Stock are converted, the total number of shares of Common Stock to be issued and outstanding will be 26,761,501.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.           COMMITMENTS AND CONTINGENCIES

The following contractual obligations servicing table describes the Company’s overall future cash obligations based on various current contracts in the next three years:

	Payments Due by Period (at June 30, 2011)
		Less than	1 - 3	After
	Total	1 Year	Years	3 Years
Short-term bank loans	$12,996,055	$12,996,055	$-	$-
Interest on short-term bank loans	830,146	830,146	-	-
Short-term notes payable	793,233	793,233	-	-
Operating lease	11,208	11,208		-
Contract for research and development projects	835,433	556,955	278,478
Construction in progress	1,466,827	1,466,827	-	-
Acquisition of plant and machinery	1,724,878	1,724,878	-	-
Total	$18,657,780	$18,379,302	$278,478	$-

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

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) (“Plaintiff”) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, Yongke Xue and Xiaoqin Yan, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder (the “Complaint”).  The purported class period is from March 31, 2010 through and including April 1, 2011.  Plaintiff seeks compensatory damages and attorneys fees and costs “in an amount to be proven at trial.”  It is unclear at this time what Plaintiff’s damages will be, if any.  Accordingly, the estimate of loss cannot be made at this stage.

On June 20, 2011, plaintiff Benjamin Padnos (Plaintiff”) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, all of its individual officers and/or directors, Yongke Xue, Xiaoqin Yan, Norman Ko, John W. Smagula, Spring Liu, Child Van Wagner & Bradshaw, PLLC, BDO Limited and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder (the “Complaint”).  The purported class period is from March 31, 2010 through and including April 1, 2011.  Plaintiff seeks compensatory damages and attorney’s fees and costs “in an amount to be proven at trial.”  It is unclear at this time what Plaintiff’s damages will be, if any.   Accordingly, the estimate of loss cannot be made at this stage.

The Company has retained a defense counsel to represent it in the matter.  The Company has not yet responded to the Complaint, but believes the allegations contained in the Complaint are without merit and intends to defend itself vigorously against Plaintiff’s claims.  The Company has incurred legal expense of $0.3 million as of June 30, 2011 related to these pending litigations.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On July 11, 2011, pursuant to the approval of our Board of Directors, the Company entered into an indemnification agreement (each an “Indemnification Agreement” and collectively the “Indemnification Agreements”) with each of our directors and the chief financial offer, including Yongke Xue, Spring Liu, Xiaoqin Yan, Guolin Wang, John W. Smagula and Norman Ko (each an “Indemnitee”). Under each Indemnification Agreement, the Company agreed to indemnify each Indemnittee against liability arising out of the individual’s performance of his duties to the Company. The Indemnification Agreement provides indemnification in addition to the indemnification provided by our By-laws, Articles of Incorporation and applicable law. Among other things, the Indemnification Agreement indemnifies each director and officer for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts actually and reasonably incurred by him in any action or proceeding, including any action by or in the right of the Company arising out of his service to the Company or to any other entity to which he provides services at the Company’s request. In addition, the Company agrees to advance expenses he may spend as a result of any proceeding against him as to which he could be indemnified.

 On July 8, 2011, the Company filed a civil action suit against Absaroka Capital and Kevin Barns, who published an article containing false allegations and accusations against the Company on June 1, 2011, for libel and tortuous interference with existing and prospective economic advantages in the United States District Court for the District of Wyoming, where Absaroka Capital is based. The Company seeks both general damages and all actual, consequential and/or compensatory damages to be proven at trial and exemplary and punitive damages in an amount to be proven at trial as a result of Defendants’ malicious intent in publishing the article on June 1, 2011. It is unclear at this time what the Company’s damages will be.

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

13.           NONCONTROLLING INTERESTS

Non-controlling interests represent the minority stockholders’ share of 8.85% of the equity interest in Qiyiwangguo, and 0.22% equity interest in SkyPeople (China).

The table below reflects a reconciliation of the equity attributable to the non-controlling interests:

	Six Months Ended June 30,
	2011	2010
Noncontrolling Interests
Beginning balance	$4,727,272	$2,762,146
Comprehensive income attributable to the noncontrolling interests	617,726	677,726
Ending balance	5,344,998	3,439,872

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.           CONCENTRATIONS, RISKS AND UNCERTAINTIES

Some of the Company’s major customers are distributors of concentrated fruit juice, which accounted for the following percentages of the total sales during the three and six months ended June, 2011, and 2010, respectively, as indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales
Shaanxi Zhongdian Import and Export Co., Ltd.	2.9%	4.5%	3.9%	11.9%
Xi'an Boai Pharmaceutical Corporation Limited	0%	13.6%	0%	5.8%
Beijing Aonide Commerce Co., Ltd.	4.6%	16.0%	4.1%	11.2%

Accounts Receivable
Shaanxi Zhongdian Import and Export Co., Ltd.	3.8%	14.2%	3.8%	14.2%
Xi'an Boai Pharmaceutical Corporation Limited	0%	8.9%	0%	8.9%
Beijing Aonide Commerce Co., Ltd.	3.1%	10.5%	3.1%	10.5%

Sales to our five largest customers accounted for approximately 25% and 47% of our net sales during the three months ended June 30, 2011 and 2010, respectively, and was 23% and 43% of our net sales during the six months ended June 30, 2011 and 2010, respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There was no bad debt expense during the three and six months ended June 30, 2011 and 2010, respectively. Our credit term for distributors with good credit history is generally from 30 days to 90 days. The accounts receivable outstanding over our credit term granted to customers accounted for 41.5% of our total accounts receivable outstanding as of June 30, 2011. The accounts receivable outstanding over our credit term granted to customers accounted for 5.3% of our total accounts receivable outstanding as of December 31, 2010.

In the three months ended June 30, 2011, there were three suppliers (excluding suppliers of fresh fruits) which supplied more than 10% of our total purchase. The largest supplier was a concentrated apple juice supplier, which accounted for 31% of our total purchase in the three months ended June 30, 2011. The second largest supplier was a packing glass bottle supplier for our fruit beverages, which accounted for 16% of our total purchases in the three months ended June 30, 2011 .  The third largest supplier was a paper box supplier for our fruit beverages, which accounted for 13% of our total purchases in the three months ended June 30, 2011.  In the three months ended June 30, 2010, there were three suppliers (excluding suppliers of fresh fruits) which supplied more than 10% of our total purchase. The largest supplier  was a concentrated apple juice supplier, which accounted for 28% of our total purchase in the three months ended June 30, 2010. The second largest supplier was packing materials supplier, which accounted for 16% of our total purchases in the three months ended June 30, 2010. The third largest supplier was glass bottle supplier for our fruit beverages, which accounted for 12% of our total purchases in the three months ended June 30, 2010.

In the six months ended June 30, 2011, there were three suppliers (excluding suppliers of fresh fruits) which supplied more than 10% of our total purchase. The largest supplier in the six months was a concentrated apple juice supplier, which accounted for 30% of our total purchase in the six months ended June 30, 2011. The second largest supplier was a packing glass bottle supplier for our fruit beverages, which accounted for 16% of our total purchases in the six months ended June 30, 2011. The third largest supplier was a paper box supplier for our fruit beverages, which accounted for 13% of our total purchases in the six months ended June 30, 2011.  In the six months ended June 30, 2010, there were two suppliers (excluding suppliers of fresh fruits) which supplied more than 10% of our total purchase. The largest supplier was a concentrated apple juice supplier, which accounted for 40% of our total purchase in the six months ended June 30, 2010. The second largest supplier was glass bottle supplier for our fruit beverages, which accounted for 10% of our total purchases in the six months ended June 30, 2010.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15 .           OTHER ASSETS

Other assets as of June, 2011 mainly included deposits of $1.2 million for the construction project in the Huludao Wonder factory, which were mainly for the fruit juice beverage production line, deposits of $1.7 million for the construction work and $2.9 million for the purchase of equipment and machinery for the concentrated pear juice line in the Jingyang factory.

Other assets as of December 31, 2010 included deposits of $19,675 to purchase machinery and equipment in SkyPeople (China), which were mainly for the pear juice line; deposits of $444,981 mainly for the purchase of a glass bottle blowing system in the Qiyiwangguo factory; deposits of $158,571 in the Yingkou factory, which were mainly for the purchase of property, plant and equipment; and deposits of $1,071,259 in the Huludao Wonder factory, which were mainly for the construction project related to the concentrated apple juice line.

16.            SEGMENTS REPORTING

The Company operates in six segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages, fresh fruits and vegetables, and others. Our concentrated apple juice and apple aroma is primarily produced by the Company’s Huludao Wonder factory and Yingkou factory; concentrated pear juice is primarily produced by the Company’s Jingyang factory. However, the Company uses similar production lines to manufacture concentrated apple juice and concentrated pear juice. In addition, both Shaanxi Province, where the Jingyang factory and Qiyiwangguo factory are located, and Liaoning Province, where the factory of Huludao Wonder and the Yingkou factory are located, are rich in fresh apple and pear supplies, the Jingyang factory also produces concentrated apple juice and the Huludao Wonder factory also produces concentrated pear juice when necessary. Concentrated kiwifruit juice and kiwifruit puree are primarily produced by the Company’s Qiyiwangguo factory, and Hedetang branded bottled fruit juice beverages are primarily produced by the Company’s Qiyiwangguo factory. The Company contracted Sanmenxia Prima Cider juice Co., Ltd. in Sanmenxia City, Henan Province, to blend and package the product line for the tetra pack of 250ml of Xian Mei Duo products. The Company’s other products include fructose, concentrated turnjujube juice, and other byproducts, such as kiwifruit seeds.

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

All inter-segment sales were sales from the concentrated kiwifruit juice, kiwifruit puree, concentrated apple juice and concentrated pear juice to fruit juice beverages. Total inter-segment sales were $513 thousands and $247 thousands for the six months ended June 30, 2011 and 2010, respectively.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended June 30, 2011 (in thousands)	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$6,186	$5,028	$5,968	$12,710	$1,458	$789	$32,139
Inter-segment revenue	(126)	(332)	(55)	-	-	-	(513)
Revenue from external customers	6,060	4,696	5,913	12,710	1,458	789	31,626
Segment gross profit	$1,688	$2,528	$2,026	$5,649	$735	$147	$12,773

For the Six Months Ended June 30, 2010 (in thousands)	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$5,619	$6,837	$5,825	$7,693	$3,568	$1,823	$31,365
Inter-segment revenue	-	(247)	-	-	-	-	(247)
Revenue from external customers	5,619	6,590	5,825	7,693	3,568	1,823	31,118
Segment gross profit	$1,101	$4,401	$2,241	$3,058	$1,883	$837	$13,521

Total inter-segment sales were $254 thousands and $138 thousands for the three months ended June 30, 2011 and 2010, respectively.

For the Three Months Ended June 30, 2011 (in thousands)	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$2,452	$1,870	$1,921	$5,433	$-	$789	$12,465
Inter-segment revenue	(65)	(159)	(30)	-	-	-	(254)
Revenue from external customers	2,387	1,711	1,891	5,433	-	789	12,211
Segment gross profit	$606	$941	$805	$1,668	$-	$147	$4,167

For the Three Months Ended June 30, 2010 (in thousands)	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$1,137	$4,067	$1,656	$4,852	$-	$1,823	$13,535
Inter-segment revenue	-	(138)	-	-	-	-	(138)
Revenue from external customers	1,137	3,929	1,656	4,852	-	1,823	13,397
Segment gross profit	$226	$2,671	$624	$2,000	$-	$837	$6,358

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table reconciles reportable segment profit to the Company’s condensed consolidated income before income tax provision for the six and three months ended June 30, 2011 and 2010:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment profit	$4,167	6,358	$12,773	$13,521
Unallocated amounts:
Operating expenses	1,796	1,329	3,203	2,739
Other (income)/expenses	(21)	(2,003)	(413)	247
Income before tax provision	$2,392	7,032	$9,983	$10,535

The Company’s export business is primarily comprised of fruit juice concentrates. As most of the export sales are through distributors and therefore we are not certain exactly where the Company’s products are ultimately sold, revenue by geographical location is not presented. However, the Company estimates that our main export markets are the United States, the European Union, South Korea, Russia and the Middle East.  The Company’s export rate was 22% and 31% in the six months ended June 30, 2011 and 2010, respectively.  Our major customers are disclosed under Note 14 “Concentrations, risks and uncertainties.”

17.     RESTRICTED CASH

Restricted cash consists of cash and cash equivalents used as collateral to obtain short-term notes payable. As of June 30, 2011, restricted cash used as collateral for the short-term notes payable was $793,233.

18.     MAJOR RISKS RELATED WITH DOING BUSINESS IN THE PRC

The majority of the Company’s sales, cost of manufacturing and marketing are transacted in RMB.  Consequently, the Company’s costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollars and RMB.

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

19.	ACCRUED EXPENSES

Accrued expenses consisted of the following:
	June 30, 2011	December 31, 2010
Accrued salary and welfare	$483,700	$672,891
Accrued legal and audit	468,439	181,118
Accrued purchase of materials and fixed assets	1,203,885	1,634,440
Accrued payment for construction in progress	167,209	1,047,089
Tax payable	512,507	1,171,674
Other accrued expenses	103,183	164,722
Total Accrued Expenses	$2,938,923	4,871,934

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

20. SUBSEQUENT EVENTS

On July 15, 2011, the Company entered into a Letter of Intent with the People’s Government of Suizhong County, Liaoning Province, to establish a fruit and vegetable industry chain and further processing demonstration zone in Suizhong County, Liaoning Province (the “Suizhong project”).

The Suizhong project may include one or more of the following:  the construction and operation of fruit juice production lines, a vegetable and fruit flash freeze facility, a refrigeration storage facility and warehouse, a world class food safety testing center, a fruit and vegetable modern supply chain and e-commerce platform, a fruit and vegetable finished products processing center and exhibition center, etc. The implementation of the project is subject to further feasibility study, including an environmental study, government approval of the project (based on the feasibility study), a successful bid to obtain land required for the project, the Company's ability to fund the project based on the size and scope of the project as determined through the feasibility study and the entry into definitive agreements among the parties involved in the projects.

Upon entry into the Letter of Intent, the Company intends to conduct a detailed and comprehensive feasibility study of the Suizhou project with a qualified independent project appraiser. The scope of the Suizhong project and the investment amount are subject to change based on the feasibility study.  Upon successful completion of the feasibility study and assuming the Company is satisfied with the result of the feasibility study, the Company intends to submit the feasibility study and a detailed project proposal to the relevant government authorities for approval. If the government approves the Company’s project proposal, the parties will proceed with negotiation of the detailed terms of the project and the implementation of the Suizhou project is subject to the parties’ entry into definitive agreements for the project. The Company currently expects that it will take three to six months to complete the feasibility study, the detailed project proposal and to obtain the government’s decision on the project.  As the investment amount will be based on the feasibility study and the Company’s ability to finance this project, the impact on the Company’s future financial statement is unknown at the current stage.

On July 25, 2011, the Company issued MZ HCI, the Company’s investors’ relationship firm,  a warrant to purchase an aggregate of 75,000 shares of  the Company’s Common Stock at an exercise price of $4.50 per share as compensation for the services that MZ HCI  provided. As the exercise price of the warrants granted is higher than the current market value of the Company’s stock current, the impact on the Company’s future financial statements is expected to be immaterial.

On August 5, 2011, the Company received a shareholder demand letter from counsel for a purported shareholder. The letter is addressed to the Company’s Board of Directors and requests the Board of Directors take a number of actions in order to repair the alleged “harm” caused to the Company by certain of its directors and officers, as well as its current and former auditors. The Board of Directors is currently reviewing this shareholder demand letter and considering appropriate action that the Company should undertake.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed in this report and under the heading “Risk Factors” in our most recent Annual Report on Form 10-K. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Our fruit juice concentrates include apple, pear and kiwifruit concentrates. We sell our fruit juice concentrates to domestic customers and export directly or via distributors. We estimate 23% and 13% of our sales in the three months ended June 30, 2011 and 2010, respectively, were generated from markets other than the PRC, and 31% and 30% of our sales in the six months ended June 30, 2011 and 2010, respectively, were generated from markets other than the PRC.   Since we sell to distributors in the PRC and therefore are not certain exactly where our exported fruit juice concentrated products are ultimately sold, we estimate that our main export markets are the United States, the European Union, South Korea, Russia and the Middle East.  We sell our Hedetang and Qian Mei Duo branded fruit beverages domestically primarily to supermarkets in the PRC.  We sell our other fruit related products to domestic customers.   Sales of our fruit concentrates, fruit beverages and other fruit related products represented approximately 53%, 40%, and 7% of our revenue, respectively, for the six months ended June 30, 2011, compared to approximately 58%, 25% and 17%, respectively, for the same period of 2010.

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

We currently market our brand named fruit beverages in only certain regions of the PRC. We plan to expand the market presence of our beverages over a broader geographic area in the PRC. In particular, we plan to expand our glass bottle production line to produce higher margin portable fruit juice beverages targeting consumers in more populated Chinese cities. In the fourth quarter of 2010, our design team developed new glass bottle packaging for our fruit beverages. In the first quarter of 2011, we added pear juice and apple juice to our product portfolio. We also introduced another new fruit beverage brand, Qian Mei Duo TM (which means “More fiber, better for you” in English), targeted at one of China’s strongest consumer demographics, 18 to 29 years old Chinese women.  We believe that Qian Mei Duo’s market niche and value to health conscious consumers is its high fiber content, which boasts more than 7.5 grams per 250 ml single serve tetra pack.  There are four different kinds of flavors under this brand, including apple, mulberry, kiwifruit and pomegranate. The Company contracted Sanmenxia Prima Cider juice Co., Ltd. in Sanmenxia City, Henan Province, to blend and package the product line for the tetra pack of 250 ml of Qian Mei Duo products. Besides Qian Mei Duo products, we currently produce six flavors of fruit beverages in 280 ml glass bottles and 500 ml glass bottles, including apple juice, pear juice, kiwifruit juice, mulberry juice, kiwifruit cider and mulberry cider, and we also produce beverages in 500 ml PET bottles, which include flavors of pomegranate, apple, kiwifruit and mulberry.  We started making shipments of juices with the new packaging and Qian Mei Duo products in Xi’an on January 28, 2011. In February 2011. we forecasted that the revenue generated from Qian Mei Duo would be $9 million in 2011 based on our past sales experience and market condition by then. The forecasted revenue was from the sales of tetra pack and plastic bottles. However, revenue generated from Qian Mei Duo products for the six months ended June 30, 2011 did not meet our expectations based on our market research conducted in January 2011. In addition, due to the recent negative impact of the wide spread reporting of a toxic plasticizer found in certain food products in Taiwan, in the second quarter of 2011, we decided to cancel our plan to produce Qian Mei Duo products in plastic bottle packs and only continue to produce Qian Mei Duo products in tetra packs. The cancellation of the plan to produce Qian Mei Duo products in plastic bottles negatively affected our revenue forecast for our Qian Mei Duo product. The Company is actively negotiating with other distributors to try to further expand its distribution channels in a wider geographic coverage in China in near future to increase its fruit juice beverages sales.

In January 2010, we engaged a beverage distributor in Beijing to focus on the sales and marketing of our fruit juice beverages to food and beverage wholesalers and retailers in the Beijing area. In the first quarter of 2011, we renewed our contract with this distributor and we also increased the number of distributors in the Beijing area. We currently sell our fruit beverages through distributors to over 100 retail stores mainly in Shaanxi Province and the Beijing area. Our retail stores include Wal-Mart stores in Xi’an and Beijing, and Renrenle supermarkets, Lotus supermarkets and Vanguard supermarkets in Xi’an. We plan to expand our domestic geographic coverage for our beverage sales in the near future. In the second quarter of 2011, we reduced the retail price of most of our beverages by an average of 56% to increase our competitiveness in this industry.

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

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverage quality.  As of June 30, 2011, we had an internal research and development team of approximately 43 employees, and we retain external experts and research institutions for additional consultation when necessary. In the first quarter of 2011, we entered into three contracts with an outside research institute to research and develop new products. The term of each of these contracts is from January 2011 to January 2013 with an aggregate monthly payment of RMB 299,990, or $46,413, based on the exchange rate as of June 30, 2011.  Our research and development effort emphasizes the design and development of our processing technology with the goal of decreasing processing costs, optimizing our production capabilities and maintaining product quality. We intend to continue to invest in research and development to respond to and anticipate customer needs. In the six months ended June 30, 2011 and 2010, our research and development expenses were $274,708 and $545,333, respectively.

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. We plan to use the proceeds from this offering primarily in the improvement and development of our Huludao Wonder factory.

Second Quarter of Fiscal 2011 Highlights

•	Revenue decreased to $12.2 million for the second quarter of fiscal 2011, a decrease of $1.2 million, or 9.0%, compared to $13.4 million for the second quarter of 2010.
•	Gross profit margin decreased by 28.2% to 34.1% for the second quarter of fiscal 2011 from 47.5% for the same quarter of fiscal 2010.
•	Operating expenses as a percentage of revenue increased by 48.5% to 14.7% for the second quarter of fiscal 2011 from 9.9% for the same quarter of fiscal 2010 primarily due to the decrease in revenue.
•
Income from operations decreased by $2.6 million, or 52%, to $2.4 million for the second quarter of fiscal 2011 from $5.0 million for the same quarter of fiscal 2010 due to the decrease in gross margin.

•	Net income attributable to the Company decreased $3.3 million, or 68.8%, to $1.5 million for the second quarter of fiscal 2011 as compared with $4.8 million for the same quarter of fiscal 2010.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended June 30, 2011.  These highlights are not intended to be a full discussion of our operating results for this quarter.  These highlights should be read in conjunction with the following discussion and with our unaudited consolidated financial statements and notes thereto accompanying this Quarterly Report.

Other Recent Developments

Board Approval of a Stock Incentive Plan

On July 11, 2011, our Board of Directors (the “Board”) unanimously adopted, subject to shareholder approval, a Stock Incentive Plan (the “Plan”). The purpose of the Plan is to provide an additional inducement for selected employees, consultants and non-employee directors who provide services to the Company, to reward such selected individuals by providing an opportunity to acquire incentive awards, and to provide a means through which we may attract able persons to enter the employment of or engagement with the Company.  Up to 1,000,000 shares of Stock (subject to adjustment in the event of Stock splits and other similar events) may be issued pursuant to awards granted under the Plan. The full text of the Plan appears as Exhibit 1 to the Proxy Statement that we filed with the Security Exchange Commission on July 22, 2011. Approval of the proposal adopting the Plan requires the affirmative vote of a majority of the shares represented at the shareholders’ meeting on August 18, 2011 and entitled to vote on that proposal.

Entry into Indemnification Agreements

On July 11, 2011, pursuant to the approval of our Board of Directors, we entered into an indemnification agreement (each an “Indemnification Agreement” and collectively the “Indemnification Agreements”) with each of our directors and the chief financial offer, including Yongke Xue, Spring Liu, Xiaoqin Yan, Guolin Wang, John W. Smagula and Norman Ko (each an “Indemnitee”). Under each Indemnification Agreement, we agreed to indemnify each Indemnittee against liability arising out of the individual’s performance of his duties to the Company. The Indemnification Agreement provides indemnification in addition to the indemnification provided by our By-laws, Articles of Incorporation and applicable law. Among other things, the Indemnification Agreement indemnifies each director and officer for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts actually and reasonably incurred by him in any action or proceeding, including any action by or in the right of the Company arising out of his service to the Company or to any other entity to which he provides services at the Company’s request. In addition, we agree to advance expenses he may spend as a result of any proceeding against him as to which he could be indemnified.

Entry into a Letter of Intent regarding the Suizhong Project

On July 15, 2011, the Company entered into a Letter of Intent with the People’s Government of Suizhong County, Liaoning Province, to establish a fruit and vegetable industry chain and further processing demonstration zone in Suizhong County, Liaoning Province (the “Suizhong project”).

The Suizhong project may include one or more of the following:  the construction and operation of fruit juice production lines, a vegetable and fruit flash freeze facility, a refrigeration storage facility and warehouse, a world class food safety testing center, a fruit and vegetable modern supply chain and e-commerce platform, a fruit and vegetable finished products processing center and exhibition center, etc. The implementation of the project is subject to further feasibility study, including an environmental study, government approval of the project (based on the feasibility study), a successful bid to obtain land required for the project, the Company's ability to fund the project based on the size and scope of the project as determined through the feasibility study and the entry into definitive agreements among the parties involved in the projects.

Upon entry into the Letter of Intent, the Company intends to conduct a detailed and comprehensive feasibility study of the Suizhou project with a qualified independent project appraiser. The scope of the Suizhong project and the investment amount are subject to change based on the feasibility study.  Upon successful completion of the feasibility study and assuming the Company is satisfied with the result of the feasibility study, the Company intends to submit the feasibility study and a detailed project proposal to the relevant government authorities for approval. If the government approves the Company’s project proposal, the parties will proceed with negotiation of the detailed terms of the project and the implementation of the Suizhou project is subject to the parties’ entry into definitive agreements for the project. The Company currently expects that it will take three to six months to complete the feasibility study, the detailed project proposal and to obtain the government’s decision on the project.

Amendment to the Company’s Bylaws

On July 11, 2011 the Board of Directors of the Company approved and adopted an amendment to the Article VII of the Company's Bylaws regarding indemnification of the Company's directors and officers to (a) eliminate the prohibition against a person covered by Article VII (a "Covered Person") seeking a judicial determination as to the availability of indemnification as to him or her, and (b) clarify that Article VII of the Bylaws is not intended to be the exclusive means to provide indemnification to a Covered Person and that the Company intends to indemnify each Covered Person to the fullest extent permitted under applicable law.  A complete copy of our Bylaws, as amended, is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

Amendment to the Company’s Related Party Policy

On July 11, 2011, the Board of Directors of the Company approved the amendment to the Company’s Related Party Transaction Policy so that the definitions of related party and related party transactions under the Related Party Transaction Policy are consistent with the rules governing the approval and/or disclosure of related party transactions promulgated under the Securities and Exchange Act of 1934, as amended, and the relevant Nasdaq Stock Market Rules.

Catalogue of Industry Structure Adjustment for 2011

On March 27, 2011, the National Development and Reform Commission and the relevant departments of the State Council of the PRC amended the Catalogue of Industry Structure Adjustment issued in 2005 and released the Catalogue of Industry Structure Adjustment for 2011 (the “Report”), which was effective on June 1, 2011.  In the Report, concentrated apple juice business is classified in the category of Restricted Industry, which means that the government may restrict the expansion of this industry by, among other things, putting limitations on the increase in production capacity, increasing the product quality standard and reducing government financial support, etc. We expect the restrictions under the New Catalogue will reduce government financial support of concentrated apple juice businesses and have a negative impact on the future expansion and development of our concentrated apple juice segment.

Results of Operations and Business Outlook

Revenues

The following table presents our consolidated revenues for our main products for the three and six months ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Concentrated apple juice and apple aroma (excluding inter-segment sales)	$2,387	$1,137	109.9%	$6,060	$5,619	7.8%
Concentrated kiwifruit juice and kiwifruit puree (excluding inter-segment sales)	1,711	3,929	(56.5%)	4,696	6,590	(28.7%)
Concentrated pear juice (excluding inter-segment sales)	1,891	1,656	14.2%	5,913	5,825	1.5%
Fruit juice beverages	5,433	4,852	12.0%	12,710	7,693	65.2%
Fresh fruits and vegetables	-	-	N/A	1,458	3,568	(59.1%)
Other	789	1,823	(56.7%)	789	1,823	(56.7%)
Consolidated	$12,211	$13,397	(8.9%)	$31,626	$31,118	1.6%

Revenue for the three months ended June 30, 2011 was $12.2 million, a decrease of $1.2 million, or 8.9%, when compared to $13.4 million for the same sales period of the prior year. This decrease was primarily due to a decrease in sales of concentrated kiwifruit juice and kiwifruit puree and other products.

Sales from apple related products increased $1.3 million, or 109.9%, to $2.4 million for the three months ended June 30, 2011, compared to $1.1 million for the same period of 2010, primarily due to an increase in the unit price of concentrated apple juice in the second quarter of 2011, which was partially offset by a decrease in the quantity sold.  We experienced a decrease in orders for our concentrated fruit juice from our customers in the second quarter of 2011. Based on the feedback from our customers, we believe that the decrease was partially attributable to the negative impact of a report published by a short seller of the Company’s stock identified as “Absaroka Capital” on June 1, 2011, which contained false allegations and accusations against the Company. We believe that this report had seriously damaged the reputation and credibility of the Company among some of our customers, which in turn negatively impacted our business.

Sales from concentrated kiwifruit juice and kiwifruit puree were $1.7 million for the second quarter of 2011, a decrease of $2.2 million, or 56.5%, from $3.9 million in the same quarter of 2010, due to a decrease in quantity sold and also unit price.  We did not have enough inventory to sell in the second quarter of 2011 due to limited production as a result of shortage of raw materials. Sales of concentrated pear juice increased to $1.9 million in the second quarter of 2011, an increase of $0.2 million, or 14.2%, from $1.7 million in the same quarter of 2010, primarily due to an increase in the unit price of concentrated pear juice in the second quarter of 2011, which was partially offset by a decrease in the quantity sold.

Revenue from our fruit juice beverages in the PRC increased to $5.4 million, an increase of $0.6 million, or 12.0%, compared to $4.9 million for the same period of fiscal 2010, due to an increase of product offering in our product portfolio and an increase in market demand for fruit juice beverages in the PRC.

Revenue from our other products of $0.8 million in the second quarter of 2011 was mainly from sales of fructose, whereas the revenue from our other products of $1.8 million in the second quarter of 2010 was mainly from sales of concentrated turnjujube juice, which was a one-time order. Turnjujube juice is used to produce Chinese medicines. We did not receive any orders for turnjubjube juice from customers after the third quarter of 2010.

Revenue for the six months ended June 30, 2011 was $31.6 million, an increase of $0.5 million, or 1.6%, when compared to $31.1 million for the same sales period of the prior year. This increase was primarily due to an increase in sales of fruit juice beverages and concentrated apple juice.  In addition, our revenue increased by $1.7 million, or 9.6% in the first quarter of 2011, when compared to $17.8 million for the same period of the prior year. This increase was primarily due to an increase in sales of concentrated kiwifruit juice as a result of an increase in production amount of concentrated kiwifruit puree in the first quarter of 2011 compared with the same quarter of the previous year and an increase in revenue from fruit juice beverages. The increase in revenue in the first quarter of 2011 was partially offset by a decrease in revenue in the second quarter of 2011 compared to the previous year, as discussed previously.

Sales from apple related products increased $0.4 million, or 7.8%, to $6.1 million for the six months ended June 30, 2011, compared to $5.6 million for the same period of 2010. Sales of concentrated pear juice increased to $5.9 million in the six months ended June 30, 2011, an increase of $88 thousand, or 1.5%, from $5.8 million in the same period of 2010. The increase in revenue from apple related products and concentrated pear juice was primarily due to an increase in the unit price of concentrated apple juice and concentrated pear juice in the six months ended June 30, 2011 compared to the same period of last year.

Sales of concentrated kiwi juice and kiwi puree decreased to $4.7 million in the six months ended June 30, 2011, a decrease of $1.9 million, or 28.7%, from $6.6 million in the same period of 2010 due to the reason that we discussed previously.

Revenue from our fresh fruits and vegetables in the PRC decreased to $1.5 million, a decrease of $2.1 million, or 59.1%, compared to $3.6 million for the same period of fiscal 2010, primarily due to a decrease in selling volume of fresh fruits coupled with a decrease in unit price of fresh fruits in the first quarter of 2011 as compared to the same period of last fiscal year. As we foresaw that the market price of fresh fruits would fall in the first quarter of 2011 due to large inventory built by the fruit vendors in the fourth quarter of 2010, we reduced our purchased amount of fresh fruits from the market to control our risk in the fourth quarter of 2010.  Our sales volume for the six ended June 30, 2011 decreased as a result of a decrease in inventory compared with the corresponding period of last year ago due to reduced purchase of fresh fruits from the suppliers.

Revenue from our fruit juice beverages in the PRC for the six months ended June 30, 2011 increased to $12.7 million, an increase of $5.0 million, or 65.2%, compared to $7.7 million for the same period of fiscal 2010, primarily due to an increase of product offering in our product portfolio and an increase in market demand for fruit juice beverages in the PRC, which was partially offset by a decrease in unit price of our fruit juice beverages in the second quarter of 2011.  As Chinese per capita fruit juice consumption is lower compared with the world’s average, and as the middle class expands and increases its wealth, we believe that there is great domestic market potential for our fruit juice beverages.

Gross Margin

The following table presents the consolidated gross profit of our main products and the consolidated gross profit margin, which is gross profit as a percentage of related revenues, for the three months and six months ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
Gross Profit	2011	2010	% Change	2011	2010	% Change
Concentrated apple juice and apple aroma	$606	$226	168.1%	$1,688	$1,101	53.3%
Concentrated kiwifruit juice and kiwifruit puree	941	2,671	(64.8%)	2,528	4,401	(42.6%)
Concentrated pear juice	805	624	29.0%	2,026	2,241	(9.6%)
Fruit juice beverages	1,668	2,000	(16.6%)	5,649	3,058	84.7%
Fresh fruits and vegetables	--	--	N/A	735	1,883	(61.0%)
Other	147	837	(82.4%)	147	837	(82.4%)
Consolidated	4,167	6,358	(34.5%)	12,773	13,521	(5.5%)

			%			%
			Change			Change
Gross Profit Margin
Concentrated apple juice and apple aroma	25.4%	19.9%	27.6%	27.9%	19.6%	42.3%
Concentrated kiwifruit juice and kiwifruit puree	55.0%	68.0%	(19.1%)	53.8%	66.8%	(19.5%)
Concentrated pear juice	42.6%	37.7%	13.0%	34.3%	38.5%	(10.9%)
Fruit juice beverages	30.7%	41.2%	(25.5%)	44.4%	39.8%	11.6%
Fresh fruits and vegetables	--	--	N/A	50.4%	52.8%	(4.5%)
Other	18.6%	45.9%	(59.5%)	18.6%	45.9%	(59.5%)
Consolidated	34.1%	47.5%	(28.2%)	40.4%	43.5%	(7.1%)

The consolidated gross profit for the three months ended June 30, 2011 was $4.2 million, a decrease of $2.2 million, or 34.5%, compared to $6.4 million for the same period of 2010, primarily due to the decrease in gross margin. Gross margin decreased to 34.1%, a decrease of 28.2% from 47.5% for the three months ended June 30, 2010.

The consolidated gross profit margin for the three months ended June 30, 2011 was 34.1%, a decrease of 28.2%, compared to 47.5% for the same period of 2010. The decrease in consolidated gross margin in the three months ended June 30, 2011 was primarily due to a decrease in gross margin of concentrated kiwifruit juice and kiwifruit puree fruit beverages and other products, which was offset by an increase in gross margin of concentrated apple juice and apple aroma and concentrated pear juice.

The gross profit margin of concentrated apple juice and apple aroma increased by 27.6% to 25.4% for the three months ended June 30, 2011, as compared to 19.9% for the same period of 2010, primarily due to an increase in the unit price of concentrated apple juice and apple aroma in the international market in the second quarter of 2011 compared with the same quarter of last year.

The gross profit margin of concentrated kiwifruit juice and kiwifruit puree was 55.0% for the three months ended June 30, 2011, a decrease of 19.1%, compared to 68.0% for the same quarter of last year, which was due to an increase in the general price of fresh kiwifruit and a decrease in the unit price of concentrated kiwifruit juice and kiwifruit puree in the market. The gross profit margin of concentrated pear juice was 42.6% for the three months ended June 30, 2011, representing an increase of 13.0% as compared to the same period of 2010. The increase in the gross profit margin of concentrated pear juice was primarily due to an increase in the price of concentrated pear juice during the second quarter of 2011, as a result of an increase in demand for our products in the market.

The gross profit margin of our fruit juice beverages decreased to 30.7%, a decrease of 25.5% for the three months ended June 30, 2011 from 41.2% for the same period of 2010.  The decrease in gross margin of our beverages was mainly due to a decrease in the unit price of our fruit juice beverages in the second quarter of 2011. In the second quarter of 2011, we reduced the retail price of most of our beverages to increase our competitiveness in this industry.

The gross profit margin of other products in the second quarter of 2011 was mainly for fructose, which was 18.6%. The gross margin of other products in the second quarter of 2010 was mainly for our new product, turnjujube juice, which was 45.9% for the three months ended June 30, 2010. We believe that we are one of the few companies that produce turnjujube juice and its concentrate at a pharmaceutical grade for use in medicine production, which enjoys a higher margin compared with the industry average. We did not receive any orders for turnjubjube juice from customers after the third quarter of 2010.  The Company does not expect any sales in turnjujube juice in large quantity in the near future based on the current market condition.

Consolidated gross margin decreased by 7.1% for the six months ended June 30, 2011, from 43.5% to 40.4%, compared to that for the same period of fiscal 2010. Gross margin in the six months ended June 30, 2011 was $12.8 million, a decrease of $0.7 million, or 5.5%, compared to $13.5 million for the same period of fiscal 2010. The decrease in gross profit margin as a percentage of revenue for the six months ended June 30, 2011 was primarily due to a decrease in the gross margins of concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, other products and fresh fruits, which was partially offset by an increase in the gross margin of concentrated apple juice and apple aroma and fruit beverages.

The gross profit margin of concentrated apple juice and apple aroma increased by 42.3% to 27.9% for the six months ended June 30, 2011, as compared to 19.6% for the same period of 2010, which was due to an increase in unit price of concentrated apple juice in the international market, which was partially offset by an increase in the price of fresh apples.

The gross profit margin of concentrated kiwifruit juice and kiwifruit puree decreased by 19.5% to 53.8% for the six months ended June 30, 2011, as compared to 66.8% for the same period of 2010, which was due to an increase in the general price of fresh kiwifruit and a decrease in the unit price of concentrated kiwifruit juice and kiwifruit puree in the market.

The gross profit margin of concentrated pear juice was 34.3% for the six months ended June 30, 2011, a decrease of 10.9% as compared to 38.5% for the same period of 2010. The decrease in the gross profit margin of concentrated pear juice was primarily due to an increase in the price of fresh pear, which was partially offset by an increase in the selling price of concentrated pear juice in 2011.

The gross profit margin of our beverages increased by 11.6% for the six months ended June 30, 2011 as compared to the same period of last fiscal year. The increase in the gross margin of fruit beverages was attributable to the higher unit price of our new beverages introduced into the PRC market in the first quarter of 2011, which was partially offset by a decrease in the selling price of all of our beverages in the second quarter of 2011.  In the second quarter of 2011, we decreased the selling price of our beverages by an average of 56% as compared to the price in the first quarter of 2011 to further enhance our product competitiveness.

The gross profit margin of fresh fruits and vegetables decreased by 4.5% for the six months ended June 30, 2011 as compared to that of the same period of 2010, primarily due to an increase in the price we paid for higher quality fruit that we sold in the domestic PRC.

Operating Expenses

The following table presents consolidated operating expenses (in thousands) and operating expenses as a percentage of revenue for the three months and six months ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited)	2011	2010	% Change	2011	2010	% Change
General and administrative	$1,009	848	19.0%	$1,825	$1,614	13.0%
Selling	649	214	203.3%	1,103	579	90.5%
Research and development	138	267	(48.3%)	275	545	(49.5%)
Consolidated	$1,796	1,329	35.1%	$3,203	$2,738	16.9%

As a Percentage of Revenue
General and administrative	8.3%	6.3%	31.7%	5.8%	5.2%	11.5%
Selling	5.3%	1.6%	231.3%	3.5%	1.9%	84.2%
Research and development	1.1%	2.0%	(45.0%)	0.9%	1.8%	(50%)
Consolidated	14.7%	9.9%	48.5%	10.1%	8.8%	14.8%

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses increased by 35.1% to $1.8 million and by 16.9% to $3.2 million for the three and six months ended June 30, 2011, respectively, from $1.3 million and $2.7 million for the corresponding periods in fiscal 2010, respectively. The increase in operating expenses was mainly due to an increase in general and administrative expenses and selling expenses, which was partially offset by a decrease in research and development expenses.

General and administrative expenses increased by $0.2 million, or 19.0%, to $1.0 million and by $0.2 million, or 13.0%, to $1.8 million for the three and six months ended June 30, 2011, respectively, from $0.8 million and $1.6 million for the same periods of fiscal 2010, respectively.  The increase in general and administrative expenses was mainly due to an increase in legal fees related with our current pending litigations, which was partially offset by a reversal of accrued employee welfare of $242,150 in the second quarter of 2011 as a result of a change in circumstances.

Selling expenses increased by $0.4 million, or 203.3%, to $0.6 million and by $0.5 million, or 90.5%, to $1.1 million for the three and six months ended June 30, 2011, respectively, from $0.2 million and $0.6 million for the same periods of fiscal year 2010, respectively. This was mainly due to an increase in payroll and related expenses as the result of a larger headcount.

Research and development expenses decreased by $0.2 million, or 48.3%, to $0.1 million and by $0.2 million, or 49.5%, to $0.3 million for the three months and six months ended June 30, 2011, respectively, from $0.3 million and $0.5 million for the same periods of fiscal 2010. We entered into two contracts with an outside research institute to research and develop new products in fiscal year 2008.  These two contracts were from August 2008 to December 2010, with a monthly payment of RMB 600,000, or $92,829 based on the exchange rate as of June 30, 2011. In the first quarter of 2011, we entered into three contracts with outside research institutes to research and develop new products. The terms of these contracts were from January 2011 to January 2013 with a monthly payment of RMB 299,990, or $46,413 based on the exchange rate as of June 30, 2011. The decrease in monthly payment under the current contracts compared with the contracts that we entered in fiscal year 2008 was mainly due to a decrease in the number of research and development projects.

Income from Operations

Income from operations decreased to $2.4 million, a decrease of $2.6 million, or 52.0%, for the three month ended June 30, 2011 from $5.0 million for the same period of 2010.  As a percentage of revenue, income from operations was approximately 19.4% for the three months ended June 30, 2011 compared to 37.5% for the same period of 2010.  The decrease in income from operations was mainly due to the decrease in gross margin.

In the six months ended June 30, 2011, income from operations decreased by $1.2 million, or 11.1%, to $9.6 million from $10.8 million for the corresponding period in 2010. As a percentage of net sales, income from operations was approximately 30.3% for the six months ended June 30, 2011, a decrease of 12.4% as compared to 34.6% for the corresponding period in fiscal 2010. The decrease in the percentage of net sales was due to a decrease in gross margin and an increase in operating expenses, as previously discussed.

Other Income (Expense), Net

Other income, net was $21 thousand for the three months ended June 30, 2011, a decrease of $2.0 million as compared to other income, net of $2.0 million for the same period of 2010, primarily due to a decrease in subsidy income of $2.1 million in the second quarter of 2011. In the second quarter of 2010, we were notified by the Shaanxi government that RMB 15 million, or approximately $2.2 million, had been appropriated to support the research and development activities.   The RMB 15 million subsidy was the second of such subsidies granted to us under the Key Industry Program. Of this amount, we have received $1.8 million in cash as of June 31, 2011. In the second quarter of 2011 we received a government subsidy in the aggregate amount of $89 thousands, which were VAT rebates on the export to foreign countries in the second quarter of 2011.

Other income, net was $0.4 million for the six months ended June 30, 2011, an increase of $0.7 million as compared to other expense, net of $0.2 million in the same period of 2010, primarily due to a decrease of $2.1 million in fair value of warrant liabilities, which was offset by a decrease in subsidy income of $1.7 million. In the six months ended June 30, 2011 we received subsidies of $0.6 million, which were VAT rebates on the export to foreign countries in the six months ended June 30, 2011.

Income Tax

Our provision for income taxes was $0.8 million and $2.7 million for the three and six months ended June 30, 2011, respectively, an decrease of $1.1 million, or 57.9%, and $0.7 million, or 20.6%, from $1.9 million and $3.4 million for the three and six months ended June 30, 2010, respectively.  The decrease in tax provision was due to a decrease in income before taxes.  Our effective tax rate was 32% and 27% for the three and six months ended June 30, 2011, respectively. Our effective tax rate was 27% (excluding the change in fair value of warrant liabilities) for the three and six months ended June 30, 2010, respectively.

Noncontrolling Interests

As of June 30, 2011, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests, which is deducted from our net income, was $0.1 million and $0.5 million for the three and six months ended June 30, 2011, respectively, compared to $0.3 million and $0.7 million for the same period of 2010, respectively.  The decrease in the net income attributable to noncontrolling interests was mainly due to the decrease in the net income generated by SkyPeople (China).

Net Income

Net income attributable to the Company was $1.5 million and $6.8 for the three and six months ended June 30, 2011, respectively, a decrease of $3.3 million and an increase of $0.4 million, respectively, from $4.8 million and $6.4 million for the same period of 2009, respectively, due to the factors described above.

Liquidity and Capital Resources

As of June 30, 2011, we had cash, cash equivalents and restricted cash of $76.9 million, an increase of $27.0 million, or 54.1%, from $49.9 million as of December 31, 2010, primarily due to a cash inflow of $27.5 million from operating cash flow. We believe that projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit will provide the necessary capital to meet our projected operating cash requirements for at least the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity. Our restricted cash of $793,233 was used as collateral to obtain a short-term notes payable.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $84.8 million as of June 30, 2011, an increase of $6.2 million, or 7.9%, compared to working capital of $78.6 million as of December 31, 2010, mainly due to an increase in cash and a decrease in accrued expenses and other payables and income tax payable. Other assets increased by $4.4 million, or 258.8%, from $1.7 million on December 31, 2010 to $6.1 million on June 30, 2011, mainly due to a deposit of $1.2 million paid for the construction project in Huludao Wonder factory, a deposit of $1.7 million for the construction project and $2.9 million for the machinery and equipment for the concentrated pear juice line in the Jingyang factory. The most significant sources of increase in working capital for the six months ended June 30, 2011 were $27.5 million from operating activities. The most significant use of working capital during the six months ended June 30, 2011 was the prepayment for other assets, mainly for construction in progress and equipment and machinery, of $4.7 million and payment of $6.4 million for income tax.

Our capital expenditures in cash were $134,415 and $679,246 for the six months ended June 30, 2011 and 2010, respectively.  Historically, we financed our capital expenditures and other operating expenses through operating cash flows and bank loans.  As of June 30 2011, the balance of short-term bank loans totaled RMB 84.0 million, or $13.0 million based on the exchange rate as of June 30, 2011, with interest rates ranging from 4.80% to 10.727% per annum. Of this amount, RMB 18.0 million, or $2.8 million, was secured by the guarantee provided by Shaanxi Boai Pharmaceutical & Scientific Development Co. Ltd. and the rest of the loans were collateralized by land usage rights and buildings and were due for repayment from June 2010 to December 2011. The balance of the short-term notes payable as of December 31, 2010 was RMB 3.3 million, or $505,581 based on the exchange rate of December 31, 2010. These short-term notes payable are secured by the same amount of restricted cash. Our short-term bank loans are mainly used for working capital needs, especially in the fruits squeezing season. In the second quarter of 2011, The majority of our cost of goods sold is fresh fruits and we pay for these fresh fruits mainly in cash.

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses.

The following table presents the capital projects that we planned to use the proceeds from this offering first and primarily, and the current estimate of the capital expenditure on each such project. We review these projects and capital expenditures on a quarterly basis based on the market conditions and associated costs of these projects.

Facility	Priority Projects	Estimated Capital Expenditure (in millions)
Huludao Wonder	A refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables and a concentrated fruit juice mixing center	$4.6
Huludao Wonder	Change the 30 ton/hour concentrated apple juice line into a 30 ton/hour comprehensive fruits and vegetables processing line	3.0
Huludao Wonder	A fruit juice beverage production line	3.0
Huludao Wonder	Environmental project (waste water treatment facility for concentrated apple juice production line)	8.0
Total Capital Expenditure		$18.6

Huludao Wonder Projects

We plan to start the construction of the refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables and a concentrated fruit juice-mixing center in the fourth quarter of 2011. We expect to complete this project in the fourth quarter of 2012. The estimated expenditure based on the current material and labor cost was $4.6 million.

We started the construction of infrastructure for the concentrated apple juice production line and the fruit juice beverage production line on September 28, 2010. As of June 30, 2011, we spent $1.3 million in purchasing machinery and equipment and construction for a fruit juice beverage production line, which is in the process of being installed.   The new beverage production line is expected to operate in the third quarter of 2011.

The environmental project mainly consists of a wastewater processing facility that is required in our production of fruit and vegetable juice concentrates.  This project is expected to start in the third quarter of 2011 and be completed in the fourth quarter of 2011 or early 2012. The estimated expenditure based on the current material and labor cost was $8.0 million. On March 27, 2011, the National Development and Reform Commission and the relevant departments of the State Council of the PRC amended the Catalogue of Industry Structure Adjustment issued in 2005 and released the Catalogue of Industry Structure Adjustment for 2011 (the “New Catalogue”), which was effective on June 1, 2011.  In the New Catalogue, concentrated apple juice business is classified in the category of Restricted Industry, which means that the government may restrict the expansion of this industry by, among other things, putting limitations on the increase in production capacity, increasing the product quality standard, reducing government financial support.  We expect the restrictions under the New Catalogue will reduce government financial support of concentrated apple juice businesses and have a negative impact on the future expansion and development of our concentrated apple juice segment. Considering the government potential restriction on the approval of increase in the production capacity of concentrated apple juice, we decided to cancel our original plan for the construction of a 50 ton/hour concentrated apple juice line, which we previously estimated to use up to $10.7 million of the proceeds generated from our public financing consummated in August 2010. We are currently considering other different potential projects for our Huludao Wonder factory. In addition, to minimize the potential negative impact of the new regulation, we planned to change our existing 30 ton/hour concentrated apple juice line into a 30 ton/hour comprehensive fruits and vegetables processing line by adding additional equipment and machinery. The 30 ton/hour comprehensive fruits and vegetables processing line is expected to process a variety of fruits and vegetables (including apple, pear, and other fruits and vegetables) into juices. The estimated investment for this project is $3.0 million. We believe that this project could provide us more flexibility. This project is expected to start in the third quarter of 2011 and be completed in the third quarter of 2012.

As of June 30, 2011, we had spent $1.3 million of the net proceeds from the offering on the construction work of Huludao Wonder.  The payment was mainly for the deposits for the purchase of machinery and equipment and construction in progress.  We have not yet signed any contracts for the purchase of the machinery or the equipment for the refrigeration storage unit and the 30 ton/hour comprehensive fruits and vegetables processing line. We have finished the design for the refrigeration storage unit and we expect to order this machinery and equipment in the fourth quarter of 2011.

Qiyiwangguo Projects

We previously identified several projects for our Qiyiwangguo factory, which we expect to finance using our operating cash flow. These projects including a 24,000 PET bottle/hour fruit juice beverage aseptic cold-filling line, and a PET bottle blowing machine system. Based on the current market conditions and other potential opportunities, management has decided to delay these projects to a future date when appropriate.

Other Projects

We plan to add another 20 tons per hour concentrated pear juice line as part of our 2011 capital expenditure plan using the cash generated from operating cash flows. We already ordered the machinery for this production line with a total contract value of $4.1 million and, as of June 30, 2011, we spent $2.9 million in making payments under these contracts.  We expect to operate this line in the third quarter of 2011.

We previously planned to change our 30 ton/hour concentrated apple juice line in the Huludao Wonder factory into a concentrated pear juice line after the completion of the construction of the 50 ton/hour concentrated apple juice production line in the Huludao Wonder factory. As we canceled the plan for the 50 ton/hour concentrated apple juice production line, we also canceled this project.

We do not have any off-balance sheet arrangements.

Seasonality

Our business is highly seasonal, reflecting the harvest season of our primary source fruits from July or August to April.  Typically, a substantial portion of our revenue is earned during our first and fourth quarters.  We generally experience lower revenue during our second and third quarters.  Sales in the first and fourth quarters accounted for approximately 66% and 72% of our revenue in 2010 and 2009, respectively.  Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. We believe that our seasonality will be smoother with the increase in revenue percentage from our beverages, which can be produced all year long.

Critical Accounting Policies

Our critical accounting policies are set out in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that we filed with the Securities and Exchange Commission on April 1, 2011. During the three months ended June 30, 2011 there was no change to our critical accounting policies.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The majority of our sales, cost of manufacturing and marketing are transacted in Chinese yuan.  Consequently, our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollars and Chinese currencies. Proceeds from equity financings are one of our major sources of working capital, which is denominated in U.S. dollars. Our financial position and results of operations are also affected by fluctuations in exchange rates between the functional currency (which is in U.S. dollars) and currencies used in our foreign operations.  Foreign currency translation adjustments resulted in an increase of $2.8 million in the six months ended June 30, 2011 and an increase of $3.3 million in fiscal 2010 to shareholders’ equity.

As currency exchange rates change, translation of the statements of Income of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We generally have not hedged against these types of currency risks because cash flows from the PRC operations have been reinvested locally.

Interest Rate Risk

At June 30, 2011, approximately $13.0 million of our outstanding borrowings were subject to changes in interest rates; however, we do not use derivatives to manage this risk. The interest rate on our loans ranges from 4.80% to 10.727% per annum.  Of this amount, RMB 16.3 million, or $2.5 million, was secured for the office building of SkyPeople (China), the production line of the Jiangyang factory and a personal guarantee provided by the Company’s CEO and chairman of the board of directors, Mr. Xue Yongke, and Mr. Xue Hongke, chairman of the board of directors and chief executive officer of SkyPeople (China); RMB 18 million, or $2.8 million, was secured by the guarantee provided by Shaanxi Boai Pharmaceutical & Scientific Development Co., Ltd. and a personal guarantee provided by Mr. Xue Hongke; RMB 16.4 million, or $2.5 million, was secured by land usage right of the Jiangyang factory and a personal guarantee provided by Mr. Xue Yongke and Mr. Xue Hongke, and the rest of the loans were collateralized by land usage rights, buildings and plant and machinery of the Huludao Wonder factory. All loans will be due for repayment from December 2011 to June 2012. The balance of the short-term notes payable as of June 30, 2011 were RMB 5.1 million, or $793,233 based on the exchange rate as of June 30, 2011. This short-term notes payable are secured by the same amount of restricted cash.

Management believes that moderate changes in the prime rate would not materially affect our operating results or financial condition.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures were completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the six months ended June 30, 2011.

Changes in Internal Controls and Procedures

Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.  There is no assurance that our disclosure controls or our internal controls over financial reporting can prevent all errors.  An internal control system, no matter how well designed and operated, has inherent limitations, including the possibility of human error.  Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected.  We monitor our disclosure controls and internal controls and make modifications as necessary.  Our intent in this regard is that our disclosure controls and our internal controls will improve as systems change and conditions warrant. There has been no change to the Company’s internal controls and procedures during six months ended June 30, 2011.

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

The Complaint alleges that certain public statements made by the Company were materially misleading in violation of U.S. securities laws.  In particular, the Complaint alleges that the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 31, 2010 was not in compliance with FAS No. 57, and therefore misleading under U.S. securities laws because it did not identify the Company’s acquisition of Yingkou Trusty Fruits, Co., Ltd. (the “Yingkou Acquisition”) as a “related party transaction.”   The Complaint also alleges that the prospectus contained in the Registration Statement on Form S-1 filed with the SEC on April 20, 2010, as amended, for the Company’s public offering that was consummated in August 2010 was likewise misleading because it stated that “there has not been a reportable transaction between us and a related party since January 1, 2009.”  Plaintiff maintains that the Company’s stock price dropped, and its shareholders suffered damages, once the Yingkou Acquisition was disclosed as a “related party transaction” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on April 1, 2011.  Our CEO and chairman of the board, Xue Yongke, and a director, Yan Xiaoqin, were parties related to the Yingkou Acquisition. For more details of the Yingkou Acquisition, please refer to Note 4 to the Condensed Financial Statements contained in this report.

On June 20, 2011, plaintiff Benjamin Padnos (Plaintiff”) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, all of its individual officers and/or directors, Yongke Xue, Xiaoqin Yan, Norman Ko, John W. Smagula, Spring Liu, Child Van Wagner & Bradshaw, PLLC, BDO Limited and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder (the “Complaint”).  The purported class period is from March 31, 2010 through and including April 1, 2011.

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

On August 5, 2011, the Company received a shareholder demand letter from counsel for a purported shareholder. The letter is addressed to the Company’s Board of Directors and requests the Board of Directors take a number of actions in order to repair the alleged “harm” caused to the Company by certain of its directors and officers, as well as its current and former auditors. The Board of Directors is currently reviewing this shareholder demand letter and considering appropriate action that the Company should undertake.

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

Item 1A. Risk Factors

On March 27, 2011, the National Development and Reform Commission and the relevant departments of the State Council of the PRC amended the Catalogue of Industry Structure Adjustment issued in 2005 and released the Catalogue of Industry Structure Adjustment for 2011 (the “Report”), which was effective on June 1, 2011.  In the Report, concentrated apple juice business was classified in the category of Restricted Industry, which means that the government may restrict the expansion of this industry by, among other things, putting limitations on the increase in production capacity, increasing the product quality standards and reducing government financial support.  We expect the restrictions under the New Catalogue will reduce government financial support of concentrated apple juice businesses and have a negative impact on the future expansion and development of our concentrated apple juice segment.  As a result, we have taken a preemptive measure in deciding to change our existing 30 ton/hour concentrated apple juice line into a 30 ton/hour comprehensive fruits and vegetables processing line by adding additional equipment and machinery to minimize the potential negative impact of the New Catalogue,  However, as the New Catalogue is newly effective, there is great uncertainty as to how it will be applied in practice and the extent to which we will be impacted.  We have no assurance that our analysis of the impact of the New Catalogue on our business is accurate and any of our strategies in response to the New Catalogue in minimizing its potential negative impact on our business would be effective, or it would be successfully implemented. If we do not formulate the effective strategies in response to the changing market conditions and uncertainties as a result of the New Catalogue, or if we fail to successfully implement our strategies, our financial conditions and results of operations would be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 25, 2011, the Company issued MZ HCI, the Company’s investors’ relationship firm, a warrant to purchase an aggregate of 75,000 shares of the Company’s Common Stock at an exercise price of $4.50 per share as compensation for the service that MZ HCI provided.

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. We plan to use the proceeds from this offering primarily in the improvement and development of our Huludao Wonder factory. Please refer to the related discussion under Liquidity and Capital Resources in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part I. Financial Information of this Form 10-Q Report..

Item 3. Defaults upon Senior Securities

None.

Item 4. Removed and Reserved

None.

Item 5. Other Information

Not applicable.

Item 6.     Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Bylaws of the Company, as amended

10.1	Indemnification Agreement between the Company and Yongke Xue

10.2	Indemnification Agreement between the Company and Xiaoqin Yan

10.3	Indemnification Agreement between the Company and Guolin Wang

10.4	Indemnification Agreement between the Company and Spring Liu

10.5	Indemnification Agreement between the Company and John W. Smagula

10.6	Indemnification Agreement between the Company and Norman Ko

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYPEOPLE FRUIT JUICE, INC.

By: /s/ Xue Yongke
Xue Yongke
Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2011

By: /s/ Spring Liu
SPRING LIU
Chief Financial Officer
(Principal Financial Officer)

Dated: August 15, 2011