Form 10-Q/A
period 2011-06-30
SkyPeople Fruit Juice, Inc
filed 2011-08-22
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

EXPLANATORY NOTE

The purpose of the Amendment No. 1 on Form 10-Q/A to SkyPeople Fruit Juice, Inc.'s Quaterly Report of Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the oringinal Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.      Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Bylaws of the Company, as amended*
10.1	Indemnification Agreement between the Company and Yongke Xue*
10.2	Indemnification Agreement between the Company and Xiaoqin Yan*
10.3	Indemnification Agreement between the Company and Guolin Wang*
10.4	Indemnification Agreement between the Company and Spring Liu*
10.5	Indemnification Agreement between the Company and John W. Smagula*
10.6	Indemnification Agreement between the Company and Norman Ko*
31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*
31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*
32	Certification pursuant to 18 U.S.C. 1350.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**

*     Previously filed or furnished as an exhibit to SkyPeople Fruit Juice, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

**   As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYPEOPLE FRUIT JUICE, INC.

By: /s/ Xue Yongke
Xue Yongke
Chief Executive Officer
(Principal Executive Officer)

Dated: August 22, 2011

By: /s/ Spring Liu
SPRING LIU
Chief Financial Officer
(Principal Financial Officer)

Dated: August 22, 2011