Form 10-Q
period 2011-09-30
SkyPeople Fruit Juice, Inc
filed 2011-11-14
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-32249

SKYPEOPLE FRUIT JUICE, INC.
(Exact name of registrant as specified in its charter)

Florida	98-0222013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16F, National Development Bank Tower, No. 2, Gaoxin 1st. Road, Xi’an, PRC (Address of principal executive offices)	710075 (Zip Code)

86-29-88377161
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2011
Common Stock, $0.001 par value per share	25,690,402 shares
Preferred Stock, $0.001 par value per share	1,456,647 shares

SKYPEOPLE FRUIT JUICE, INC.

-i-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SKYPEOPLE FRUIT JUICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and equivalents	$76,425,179	$49,350,385
Restricted cash	1,207,328	505,581
Accounts receivable, net allowance of $45930 and $44,405 as of September 30, 2011 and December 31, 2010, respectively	21,492,651	46,029,962
Other receivables	1,296,059	1,272,648
Inventories	8,082,189	5,436,117
Prepaid expenses and other current assets	431,753	31,604
Total current assets	108,935,159	102,626,297

PROPERTY, PLANT AND EQUIPMENT, Net	35,670,262	36,337,251
LAND USAGE RIGHT, Net	6,632,390	6,541,825
OTHER ASSETS	7,227,011	1,694,486
TOTAL ASSETS	$158,464,822	147,199,859

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,163,526	$3,446,797
Accrued expenses	3,518,630	4,871,934
Income tax payable	675,831	4,377,039
Advances from customers	54,654	573,609
Short-term bank loans	13,159,956	10,238,856
Short-term notes payable	1,185,023	505,581
Total current liabilities	21,757,620	24,013,816

Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 1,456,647 Series B Preferred Stock issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,457	1,457
Common Stock, $0.001 par value; 66,666,666 shares authorized; 25,690,402 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	25,690	25,690
Additional Paid-in capital	59,189,374	59,189,374
Retained earnings	60,011,823	51,418,283
Accumulated other comprehensive income	11,951,211	7,823,967
Total SkyPeople Fruit Juice, Inc. stockholders' equity	131,179,555	118,458,771
Non-controlling interests	5,527,647	4,727,272
TOTAL EQUITY	136,707,202	123,186,043

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$158,464,822	$147,199,859

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2011	2010	2011	2010

Revenue	$17,437,105	$18,188,781	$49,062,726	$49,306,860
Cost of sales	12,595,983	11,604,046	31,448,900	29,201,392
Gross Margin	4,841,122	6,584,735	17,613,826	20,105,468

Operating Expenses
General and administrative expenses	1,217,206	622,883	3,042,100	2,237,222
Selling expenses	638,211	237,599	1,741,814	816,477
Research and development expenses	145,413	271,453	420,121	816,786
Total operating expenses	2,000,830	1,131,935	5,204,035	3,870,485

Income from Operations	2,840,292	5,452,800	12,409,791	16,234,983

Other Income (Expenses)
Interest expense	(308,447)	(214,348)	(648,635)	(654,264)
Interest income	81,720	20,355	223,806	67,108
Subsidy income	50,632	132,984	622,396	2,381,389
Other income (expenses)	(118)	(46,725)	39,454	(45,291)
Change in fair value of warrant liabilities	-	-	-	(2,103,832)
Total other expenses	(176,213)	(107,734)	237,021	(354,890)

Income Before Income Tax Expenses	2,664,079	5,345,066	12,646,812	15,880,093

Income Tax Expenses	726,239	1,395,109	3,419,625	4,823,980

Net Income	$1,937,840	$3,949,957	$9,227,187	$11,056,113

Less: Net income attributable to noncontrolling interests	124,420	378,311	633,642	1,056,038

Net Income Attributable to Common Shares	$1,813,420	$3,571,646	$8,593,545	$10,000,075

Earnings Per Share:
Basic earnings per share	$0.07	$0.15	$0.32	$0.46
Diluted earnings per share	$0.07 **	$0.15 *	$0.32 **	$0.46 *

Weighted Average Shares Outstanding
Basic	25,690,402	22,437,576	25,690,402	20,336,417
Diluted	26,661,501	23,510,552	26,661,501	21,895,610

Comprehensive Income
Net income	$1,937,840	$3,949,957	$9,227,187	$11,056,113
Foreign currency translation adjustment	1,342,180	1,334,576	4,293,977	1,833,711
Comprehensive Income	$3,280,020	$5,284,533	$13,521,164	$12,889,824

Comprehensive income attributable to the noncontrolling interest	(182,649)	(511,193)	(800,375)	(1,158,522)
Comprehensive income attributable to SkyPeople Fruit Juice, Inc.	$3,097,371	$4,773,340	$12,720,789	$11,731,302

* The effect of 1,228,334 shares of warrants and the related change in fair value of warrant liability were not included for the computation of diluted earnings per share for the period ended as the inclusion would be anti-dilutive.

** The effect of 175,000 shares of warrants were not included for the computation of diluted earnings per share for the period ended as the inclusion would be anti-dilutive.

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)
	September 30,	September 30,
	2011	2010

Cash Flow from Operating Activities
Net income	$9,227,187	$11,056,113
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities
Depreciation and amortization	2,674,081	1,665,932
Change in fair value of warrant liabilities	-	2,103,832
Changes in operating assets and liabilities
Accounts receivables	25,987,583	(1,282,841)
Other receivables	19,660	(2,171,733)
Prepaid expenses and other current assets	(399,945)	1,463,095
Inventories	(2,442,658)	(1,814,795)
Accounts payables	(398,972)	470,799
Accrued expenses	(1,491,478)	(1,788,675)
Advances from customers	(535,017)	(736,649)
Income taxes payable	(3,825,519)	(683,110)
Net cash provided by operating activities	28,814,922	8,281,968

Cash Flow from Investing Activities
Prepayment for other assets	(5,894,322)	(7,873,540)
Additions to property, plant and equipment	(138,927)	(1,087,965)
Additions to construction progress	(46,437)	-
Net cash used in investing activities	(6,079,686)	(8,961,505)

Cash Flow from Financing Activities
Restricted cash	(679,744)	-
Proceeds from stock issuance	-	27,014,217
Proceeds from short-term bank loans	7,733,603	6,895,231
Repayment of short-term loan bank loans	(5,181,670)	(2,902,480)
Short-term notes payable	657,590	739,130
Net cash provided by financing activities	2,529,779	31,746,098

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,265,015	31,066,561
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,350,385	14,404,500
Effect of Changes in Exchange Rate	1,809,779	621,740
CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,425,179	$46,092,801

Supplementary Information Of Cash Flows
Cash paid for interest	$648,635	$638,181
Cash paid for tax	$7,245,144	$5,505,089
Change in fair value of warrant liability	-	(2,103,832)
Exercise of warrants	-	5,481,749
Transfer from other assets to property, plant and equipment and construction in progress	457,070	2,096,507

See accompanying notes to condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.            BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal and recurring nature. Our operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in the significant accounting policies followed by us during the three and nine months ended September 30, 2011.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal activities of the Company consist of production and sales of fruit concentrate, fruit juice beverages, and other fruit related products in the PRC and overseas markets. All activities of the Company are principally conducted by subsidiaries operating in the PRC

Basis of Preparation

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of subsidiaries of the Company. The major subsidiaries of the Company include (i) SkyPeople Fruit Juice, Inc. (“SkyPeople”), (ii) Pacific Industry Holding Group Co., Ltd. (“Pacific”), a company incorporated under the laws of the Republic of Vanuatu and a wholly owned subsidiary of SkyPeople, (iii) Harmony MN Inc. (“HMN”), a company organized under the laws of Delaware and a wholly owned subsidiary of SkyPeople, (iv) SkyPeople Juice Group Co., Ltd., formerly known as Shaanxi Tianren Organic Food Co., Ltd. as of December 18, 2009 (“SkyPeople (China)”), a company incorporated under the laws of the People’s Republic of China (the “PRC”) and a 99.78% owned subsidiary of Pacific, (v) Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd. (“Shaanxi Qiyiwangguo”), a company incorporated under the laws of the PRC and 91.15% owned subsidiary of SkyPeople (China), (vi) Huludao Wonder Fruit Co., Ltd. (“Huludao Wonder”), a company incorporated under the laws of the PRC and a wholly owned subsidiary of SkyPeople (China), (vii) Yingkou Trusty Fruit Co., Ltd. (“Yingkou”), a company incorporated under the laws of the PRC and a wholly owned subsidiary of SkyPeople (China), and (viii) China Kiwi King Ltd., a company incorporated under the laws of Hong Kong and a wholly owned subsidiary of Pacific. All material inter-company accounts and transactions have been eliminated in consolidation.

Pacific and SkyPeople (China) were entities under common control and accordingly carryover basis was used for SkyPeople (China). Reverse acquisition accounting was applied to the consolidation of SkyPeople with Pacific. Purchase accounting was applied to the consolidation of China Kiwi King Ltd. with Pacific and HMN with SkyPeople.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

SkyPeople (China) holds a 91.15% interest in Shaanxi Qiyiwangguo since June 2006, after it acquired 21.05% of the shares held by Shaanxi Xirui Co. Ltd. In July 2009, the Company canceled the registration of Shaanxi Qiyiwanguo with Xi’an State Administration for Industry and Commerce and registered with Zhouzhi County State Administration for Industry and Commerce. As of September 30, 2011, the record of Zhouzhi County State Administration for Industry and Commerce had not yet been updated to reflect the increase in the Company’s interest percentage of Shaanxi Qiyiwangguo in June 2006. In June 2011, the Company submitted the stock transfer agreement between SkyPeople (China) and Shaanxi Xirui Co. Ltd. dated June 26, 2006, which proves SkyPeople (China)’s ownership interest of 91.15% in Shaanxi Qiyiwangguo, to the Zhouzhi County State Administration for Industry and Commerce and requested to update its record of information.

Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts receivable, estimated useful life and residual value of property, plant and equipment, provision for staff benefits, valuation for the fair  value of warrant liability, recognition and measurement of deferred income taxes, valuation allowance for deferred tax assets, net realizable value of inventories and loss contingency. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents included cash on hand and demand deposits placed with banks which are unrestricted as to withdrawal and use and with an original maturity of three months or less.

Restricted Cash

Restricted cash consists of cash equivalents used as collateral to obtain a short-term notes payable and to settle a short-term loan interest payable.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

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

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2011		2010		2011		2010
NUMERATOR FOR BASIC AND DILUTED EPS
Net income	$1,813,420		$3,571,646		$8,593,545		$10,000,075
Net income allocated to Preferred Stock	(66,008)		(161,160)		(312,805)		(705,005)
Net income to common stockholders (Basic)	$1,747,412		$3,410,486		$8,280,740		$9,295,070

Net income	$1,813,420		$3,571,646		$8,593,545		$10,000,075
Change in fair value of warrant liability*	-		-		-		-
Net income (numerator for Diluted EPS)	$1,813,420		$3,571,646		$8,593,545		$10,000,075

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average Common Stock outstanding	25,690,402		22,437,576		25,690,402		20,336,417
DENOMINATOR FOR BASIC EPS	25,690,402		22,437,576		25,690,402		20,336,417

Add: Weighted average Preferred Stock as if converted	971,099		1,070,098		971,099		1,542,031
Add: Weighted average stock warrants outstanding	-		2,878		-		17,162
DENOMINATOR FOR DILUTED EPS	26,661,501		23,510,552		26,661,501		21,895,610
EPS – Basic	$0.07		$0.15		$0.32		$0.46
EPS – Diluted	$0.07	**	$0.15	*	$0.32	**	$0.46	*

* The effect of 1,228,334 shares of warrants and the related change in fair value of warrant liability were not included for the computation of diluted earnings per share for the period ended as the inclusion would be anti-dilutive.

** The effect of 175,000 shares of warrants were not included for the computation of diluted earnings per share for the period as the inclusion would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $361,076 and $123,394 for the three months ended September 30, 2011 and 2010, respectively, and $903,820 and $650,883 for the nine months ended September 30, 2011 and 2010, respectively, are reported in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling expenses.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. Allowance is made when collection of the full amount is no longer probable. The Company periodically evaluates its receivables for collectability based on historical experience, current economic climate, as well as recent account activities and the length of time receivables are past due, and writes off receivables when they become uncollectible. The Company believed that its allowance for doubtful accounts was adequate as of September 30, 2011 and December 31, 2010.

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

The government subsidies recognized were $50,632 and $132,984 for the three months ended September 30, 2011 and 2010, respectively, and were $622,396 and $2,381,389 for the nine months ended September 30, 2011 and 2010, respectively. The government subsidies are included in other income of the Condensed Consolidated Statements of Income and Comprehensive Income. The government subsidies recognized for the three and nine months ended September 30, 2011 were mainly for the VAT rebates on the export to foreign countries, and the government subsidies recognized for the three and nine months ended September 30, 2010 were mainly for research and development activities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred and are included in selling expenses. The Company incurred $24,230 and $1,457 in advertising and promotional costs for the three months ended September 30, 2011 and 2010, respectively, and $34,281 and $3,437 for the nine months ended September 30, 2011 and 2010, respectively.

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

Depreciation related to property, plant and equipment used in production is reported in cost of sales. We estimated that the residual value of the Company’s property and equipment ranges from 3% to 5%. Property, plant and equipment are depreciated over their estimated useful lives as follows:

Buildings	10-30 years
Machinery and equipment	5-10 years
Furniture and office equipment	3-5 years
Motor vehicles	5 years

Depreciation expense included in general and administration expenses for the three months ended September 30, 2011 and 2010 was $54,989 and $26,249, respectively, and was $184,761 and $104,795 for the nine months ended September 30, 2011 and 2010, respectively. Depreciation expense included in cost of sales for the three months ended September 30, 2011 and 2010 was $824,505 and $486,393, respectively, and was $2,356,037and $1,371,586 for the nine months ended September 30, 2011 and 2010, respectively.

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

Other comprehensive income for the three and nine months ended September 30, 2011 and 2010 represented foreign currency translation adjustments and were included in the Condensed Consolidated Statements of Income and Comprehensive Income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

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

The Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN48), which is codified as ASC 740. ASC 740 provides guidance for recognizing and measuring uncertain tax positions, and it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. ASC 740 also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The FIN48 did not have a material impact on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2011.

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

Should the Company’s PRC subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be approximately $5,965,063 and $4,999,432 as of September 30, 2011 and December 31, 2010, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

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

Research and Development

Research and development costs are expensed when incurred and are included in operating expenses. The expenses were $145,413 and $271,453 for the three months ended September 30, 2011 and 2010, respectively, and were $420,121 and $816,786 for the nine months ended September 30, 2011 and 2010, respectively.

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

Retirement Costs

Retirement cost contributions relating to defined contribution plans are made based on a percentage of the relevant employees’ salaries and are included in the Condensed Consolidated Statements of Income and Comprehensive Income as they become payable. The assumptions used in calculating the obligation for retirement cost contributions depend on the local laws and regulations, interpretations and practices in respect thereof. The retirement costs were $22,143 and 9,591 for the three months ended September 30, 2011 and 2010, respectively, and were $39,542 and $30,785 for the nine months ended September 30, 2011 and 2010, respectively.

Short-term notes payable

Short-term notes payable are written promises to pay stated sums of money at future dates, classified as current (if due within 12 months) or non-current (if due after 12 months) of the balance sheet date. Short-term notes payable were $1,185,023 and $505,581 as of the September 30, 2011 and 2010, respectively.

New Accounting Pronouncements

New Accounting pronouncements issued but not yet effective until after September 30, 2011 are not expected to have significant effect on the Company’s condensed consolidated financial position or results of operations.

3.          INVENTORIES

 Inventories by major category are summarized as follows:
	September 30,	December 31,
	2011	2010

Raw materials and packaging	$1,272,446	$641,629
Finished goods	6,809,743	4,794,488
Total	$8,082,189	$5,436,117

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

4.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:
	September 30 2011	December 31, 2010
Machinery and equipment	$25,560,910	$24,146,615
Furniture and office equipment	297,058	276,436
Motor vehicles	458,512	443,282
Buildings	21,533,107	20,815,727
Construction in progress	51,678	6,903
Subtotal	47,901,265	45,688,963
Less: accumulated depreciation	(12,231,003)	(9,351,712)
Property, plant and equipment, net	$35,670,262	$36,337,251

There were no impairment provisions made as of September 30, 2011 and December 31, 2010. The Company began the construction of the beverages line and environmental projects in Huludao Wonder factory on September 28, 2010. As of September 30, 2011, the Company paid deposits of $1.6 million for the construction project in the Huludao Wonder factory, which was included in the other assets. In addition, the Company capitalized $36,811 as construction in progress of Huludao Wonder as of September 30, 2011, and the construction of environmental  projects are expected to be completed in early 2012. The estimated future capital noncontractual expenditure for the beverages line and environmental projects is $8 million. The Company capitalized $14,867 as construction in progress as of September 30, 2011. Because of the road construction conducted by the local government around Qiyiwangguo factory, currently this project is halted and is expected to be completed by the end of the fourth quarter of 2011. There will be an estimated further expenditure of $24,000 to be incurred on this project, which is not a contractual obligation.

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

5.           LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. The government of the PRC, its agencies and collectives hold all land ownership. Companies or individuals are authorized to use the land only through land usage rights granted by the PRC government. Land usage rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Accordingly, the Company paid in advance for land usage rights. Prepaid land usage rights are being amortized and recorded as lease expenses using the straight- line method over the terms of the leases, which range from 30 to 50 years. The amortization expense was $46,132 and $63,911 for the three months ended September 30, 2011 and 2010, respectively, and was $133,283 and $189,551 for the nine months ended September 30, 2011 and 2010, respectively.

6.           INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the nine months ended September 30, 2011 and 2010. The applicable income tax rate for the Company was 34% for both of the nine months ended September 30, 2011 and 2010. The amount of unrecognized deferred tax liabilities for temporary differences related to the dividend from foreign subsidiaries is not determined, because such determination is not practical.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

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

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, Income Taxes. The income tax expense was $3,419,625and $4,823,980 for the nine months ended September 30, 2011 and 2010, respectively, and it was $726,239 and $1,395,109 for the three months ended September 30, 2011 and 2010, respectively. Since SkyPeople (China) intends to reinvest its earnings to further expand its businesses in mainland China, its PRC subsidiaries do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any deferred taxes in relation to WHT on the cumulative amount of undistributed retained earnings since January 1, 2008. Apart from that, the Company did not have other significant temporary differences and hence had not recorded any deferred tax assets or liabilities as of September 30, 2011 and December 31, 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income Tax Expenses
Current	$726,239	$1,395,109	$3,419,625	$4,823,980
Deferred	—	—	—	—
Total	$726,239	$1,395,109	$3,419,625	$4,823,980

The effective income tax expenses differ from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Statutory income tax rate	25%	25%	25%	25%
Permanent adjustment	2%	1%	2%	5%
Effective income tax rate	27%	26%	27%	30%

The Company did not recognize any income tax benefit under the provisions of ASC Topic 740 for the three and nine months ended September 30, 2011 and 2010, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

7.           SHORT-TERM LOANS

As of September 30, 2011 the balance of the short-term bank loans totaled RMB 84,000,000 (or $13,159,956 based on the exchange rate on September 30, 2011), with interest rates ranging from 4.80% to 10.727% per annum. Of this amount, RMB 16.3 million, or $2.5 million, was secured by the office building of SkyPeople (China), the production line of the Jingyang factory and a personal guarantee provided by the Company’s CEO and chairman of the board of directors, Mr. Xue Yongke, and Mr. Xue Hongke, chairman of the board of directors and chief executive officer of SkyPeople (China); RMB 18 million, or $2.8 million, was secured by the guarantee provided by Shaanxi Boai Pharmaceutical & Scientific Development Co., Ltd. and a personal guarantee provided by Mr. Xue Hongke; RMB 16.4 million, or $2.5 million, was secured by land usage right of the Jingyang factory in Jinyang County, Shaanxi Province, and a personal guarantee provided by Mr. Xue Yongke and Mr. Xue Hongke, and the rest of the loans were collateralized by land usage rights, buildings and plant and machinery of Huludao Wonder factory. All loans will be due for repayment from December 2011 to June 2012.

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

8.           WARRANTS

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

As of January 1, 2009, the grant date fair value of these warrants in the amount of $nil was reallocated from additional paid-in- capital and a warrant liability was recorded in the amount of $7,420,000, being the fair value of the warrants on January 1, 2009 offset by an adjustment to retained earnings of $7,420,000.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

On November 3, 2009, 3,105,000 shares of Common Stock were issued in the public offering upon exercise of the warrants, and accordingly the Company recorded $9,100,000 in other income relating to the change in the fair value of the warrants. The fair value of the warrants upon exercise on November 3, 2009 of $4,657,500 were credited against additional paid in capital.

As of December 31, 2009, the fair value of the remaining 1,228,334 warrants was determined to be $3,377,917; accordingly, the Company recorded $1,535,417 in other expense related to the change in the fair value of these warrants. There is no cash flow impact for the warrant liability until the warrants are exercised. During the nine months ended September 30, 2010, certain holders of warrants exercised warrants to purchase 1,228,333 shares of Common Stock. As of September 30, 2010, there were no remaining warrants; and accordingly the Company recorded $2,103,832 in other expense relating to the change in the fair value of the warrants. The fair value of the warrants upon exercise on September, 2010 of $5,481,749 was credited against additional paid- in capital.

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

The following table presents a reconciliation of the warrant liabilities measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2010 to September 30, 2010:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

9.           COMMON STOCK

As of September 30, 2011, the Company had 25,690,402 shares of Common Stock issued and outstanding and 3,456,647 shares of Series B Convertible Preferred Stock issued and outstanding, including (i) 2,000,000 shares held in escrow as make good escrow shares in connection with our 2008 private placement, which shares are in the process of being released to the Company and will be canceled upon release, and (ii) 1,456,647 shares held by two shareholders of record, which shares can be converted into 971,099 shares of Common Stock. As of September 30, 2011, the Company had outstanding warrants to purchase 175,000 shares of Common Stock. Assuming all warrants to purchase 175,000 shares of Common Stock with an exercise price of $4.50 per share are exercised and all shares of Series B Convertible Preferred Stock are converted, the total number of shares of Common Stock to be issued and outstanding will be 26,836,501.

10.          COMMITMENTS AND CONTINGENCIES

The following contractual obligations servicing table describes the Company’s overall future cash obligations based on various current contracts in the next three years:

	Payments Due by Period (as of September 30, 2011)
		Less than	1 - 3	After
	Total	1 Year	Years	3 Years
Short-term bank loans	$13,159,956	$13,159,956	$-	$-
Interest on short-term bank loans	666,281	666,281	-	-
Short-term notes payable	1,185,023	1,185,023	-	-
Contract for research and development projects	704,974	563,979	140,995
Construction in progress	1,437,230	1,437,230	-	-
Acquisition of plant and machinery	1,148,205	1,148,205	-	-
Total	$18,301,669	$18,160,674	$140,995	$-

The Company has not, historically, carried any property or casualty insurance and has never incurred property damage or incurred casualty losses. Management believes the chances of such an obligation arising are remote. Accordingly, no amounts have been accrued for any liability that could arise from a lack of insurance.

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, Yongke Xue and Xiaoqin Yan, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On June 20, 2011, plaintiff Benjamin Padnos filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, all of its individual officers and/or directors, Yongke Xue, Xiaoqin Yan, Norman Ko, John W. Smagula, Spring Liu, Child Van Wagner & Bradshaw, PLLC, BDO Limited and Rodman & Renshaw,LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On August 30, 2011, the court consolidated the foregoing two actions and appointed Zachary Lewy as lead plaintiff.  On September 30, 2011, pursuant to the Court’s order, Lead Plaintiff filed a consolidated complaint.  The consolidated complaint names the Company, Rodman & Renshaw,LLC, BDO Limited, Child Van Wagoner & Bradshaw PLLC and certain of the Company’s current and former directors and majority shareholders as defendants and alleges violations of Section 11 and 12 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Exchange Act, and the rules promulgated thereunder.  In the consolidated complaint, the plaintiffs are seeking to be awarded, among other things, compensatory damages, reasonable costs and expenses incurred in the action. The Company has retained a defense counsel to represent it in the matter and intends to file a motion to dismiss the consolidated complaint, which is currently due to be served on December 2, 2011.  It is unclear at this time what plaintiff damages will be, if any. Accordingly, the estimate of loss cannot be made at this stage.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

On July 11, 2011, pursuant to the approval of our Board of Directors, the Company entered into an indemnification agreement (each an “Indemnification Agreement” and collectively the “Indemnification Agreements”) with each of our directors and the chief financial officer, including Yongke Xue, Spring Liu, Xiaoqin Yan, Guolin Wang, John W. Smagula and Norman Ko (each an “Indemnitee”). Under each Indemnification Agreement, the Company agreed to indemnify each Indemnittee against liability arising out of the individual’s performance of his duties to the Company. The Indemnification Agreement provides indemnification in addition to the indemnification provided by our By-laws, Articles of Incorporation and applicable law. Among other things, the Indemnification Agreement indemnifies each director and officer for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts actually and reasonably incurred by him in any action or proceeding, including any action by or in the right of the Company arising out of his service to the Company or to any other entity to which he provides services at the Company’s request. In addition, the Company agrees to advance expenses he may spend as a result of any proceeding against him as to which he could be indemnified.

On July 8, 2011, the Company filed a civil action suit against Absaroka Capital and Kevin Barns, who published an article containing false allegations and accusations against the Company on June 1, 2011, for libel and tortuous interference with existing and prospective economic advantages in the United States District Court for the District of Wyoming, where Absaroka Capital is based. The Company seeks both general damages and all actual, consequential and/or compensatory damages to be proven at trial and exemplary and punitive damages in an amount to be proven at trial as a result of Defendants’ malicious intent in publishing the article on June 1, 2011.  The parties have agreed to enter into settlement discussions relating to the suit filed by  SPU against Absaroka.  In this regard, on September 26, 2011, the parties filed and the Court entered a stipulation staying the matter for 30 days so the parties could continue settlement discussions.  The parties thereafter entered into a confidentiality agreement and began exchanging documents.  The stay expired October 26, 2011, without settlement, but the parties agreed that the Company would file an amended complaint on October 31, 2011, giving Absaroka an additional 14 days – to November 14, 2011—to file its answer/counter-claims. In the meantime, the parties continue to exchange documents in hopes of settling the matter. It is unclear at this time what the Company’s damages will be.

The Company has incurred legal expense related to these pending litigations of $0.45 million and $0.75 million for the three and nine months ended of September 30, 2011, respectively.

On August 5, 2011, the Company received a shareholder demand letter from counsel for a purported shareholder. The letter is addressed to the Company’s board of directors and requests the Board of Directors take a number of actions in order to repair the alleged “harm” caused to the Company by certain of its directors and officers, as well as its current and former auditors. In response to the shareholder demand letter, the board of directors approved the appointment of new directors to establish an evaluation committee of the Board of Directors. On November 7, 2011, two directors were appointed to serve as directors of the board and the independent directors of the board appointed these directors to serve as the members of the evaluation committee .The evaluation committee is expected to evaluate the actions demanded by the shareholder. In addition to the above, from time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Other than the above, we are not currently a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

11.         NONCONTROLLING INTERESTS

Noncontrolling interests represent the minority stockholders’ share of 8.85% of the equity interest in Qiyiwangguo, and 0.22% equity interest in SkyPeople (China).

The table below reflects a reconciliation of the equity attributable to the noncontrolling interests:

	Nine Months Ended September 30,
	2011	2010

Beginning balance	$4,727,272	$2,762,146
Comprehensive income attributable to the noncontrolling interests	800,375	1,158,522
Ending balance	5,527,647	3,920,668

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

12.         CONCENTRATIONS, RISKS AND UNCERTAINTIES

The Company’s major customer is a distributor of concentrated fruit juice, which accounted for the following percentages of the total sales during the three and nine months ended September 30, 2011, as indicated below: The Company did not have concentrations of customer constituting more than 10% of total sales during the three and nine  months ended September 30, 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales
Shaanxi Jiedong Commerce Co., Ltd.	10.0%	5.0%	5.0%	6.4%

Accounts Receivable
Shaanxi Jiedong Commerce Co., Ltd.	8.0%	5.0%	8.0%	5.0%

Sales to our five largest customers accounted for approximately 32.1% and 23.6% of our net sales during the three months ended September 30, 2011 and 2010, respectively, and was 22% and 36% of our net sales during the nine months ended September 30, 2011 and 2010, respectively.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There was no bad debt expense during the three and nine months ended September 30, 2011 and 2010, respectively. Our credit term for distributors with good credit history is generally from 30 days to 90 days. The accounts receivable outstanding over our credit term granted to customers accounted for 18% of our total accounts receivable outstanding as of September 30, 2011. The accounts receivable outstanding over our credit term granted to customers accounted for 5% of our total accounts receivable outstanding as of December 31, 2010.

In the three months ended September 30, 2011, there were three suppliers (excluding suppliers of fresh fruit) which supplied more than 10% of our total purchase. The largest supplier was a packing glass bottle supplier for our fruit beverages, which accounted for 22% of our total purchases in the three months ended September 30, 2011. The second largest supplier was a packing material supplier for our fruit beverages, which accounted for 18% of our total purchases in the three months ended September 30, 2011. And the third largest supplier was a production materials supplier, which accounted for 12% of our total purchase in the three months ended September 30, 2011. In the three months ended September 30, 2010, there was one supplier (excluding supplier of fresh fruits) which supplied more than 10% of our total purchase.  The largest supplier was a packing glass bottle supplier for our fruit beverages, which accounted for 11% of our total purchase in the three months ended September 30, 2010.

In the nine months ended September 30, 2011, there were three suppliers (excluding suppliers of fresh fruits) which supplied more than 10% of our total purchase. The largest supplier in the nine months was a packing glass bottle supplier, which accounted for 23% of our total purchase in the nine months ended September 30, 2011. The second largest supplier was a paper box supplier for our fruit beverages, which accounted for 18% of our total purchase in the nine months ended September 30, 2011. The third largest supplier was a production materials supplier for our fruit beverages, which accounted for 12% of our total purchase in the nine months ended September 30, 2011. In the nine months ended September 30, 2010, there was one supplier (excluding supplier of fresh fruits) which supplied more than 10% of our total purchase. The largest supplier was glass bottle supplier for our fruit beverages, which accounted for 10% of our total purchase in the nine months ended September 30, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

13.          OTHER ASSETS

Other assets as of September 30, 2011 mainly included deposits of $1.6 million for the construction project in the Huludao Wonder factory, which were mainly for the fruit juice beverage production line, deposits of $1.8 million for the construction work and $3.8 million for the purchase of equipment and machinery for the concentrated pear juice line in the Jingyang factory.

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

14.          SEGMENTS REPORTING

The Company operates in six segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages, fresh fruits and vegetables, and others. Our concentrated apple juice and apple aroma is primarily produced by the Company’s Huludao Wonder factory and Yingkou factory; concentrated pear juice is primarily produced by the Company’s Jingyang factory. However, the Company uses similar production lines to manufacture concentrated apple juice and concentrated pear juice. In addition, both Shaanxi Province, where the Jingyang factory and Qiyiwangguo factory are located, and Liaoning Province, where the factory of Huludao Wonder and the Yingkou factory are located, are rich in fresh apple and pear supplies, the Jingyang factory also produces concentrated apple juice and the Huludao Wonder factory also produces concentrated pear juice when necessary. Concentrated kiwifruit juice and kiwifruit puree are primarily produced by the Company’s Qiyiwangguo factory, and Hedetang branded bottled fruit juice beverages are primarily produced by the Company’s Qiyiwangguo factory. The Company contracted Sanmenxia Prima Cider juice Co., Ltd. In Sanmenxia City, Henan Province, to blend and package the product line for the tetra pack of 250ml of Qian Mei Duo products. The Company’s other products include fructose, concentrated turnjujube juice, and other byproducts, such as kiwifruit seeds.

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

All inter-segment sales were sales from the concentrated kiwifruit juice, kiwifruit puree, concentrated apple juice and concentrated pear juice to fruit juice beverages. Total inter-segment sales were $669 thousands and $460 thousands for the nine months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011 and 2010, total inter-segment sales were $156 thousands and $213 thousands respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

For the Nine Months Ended September 30, 2011 (in thousands)	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$15,024	$5,595	$8,036	$17,898	$2,354	$825	$49,732
Inter-segment revenue	(182)	(400)	(87)	-	-	-	(669)
Revenue from external customers	14,842	5,195	7,949	17,898	2,354	825	49,063
Segment profit	$3,734	$2,795	$2,541	$7,230	$1,160	$154	$17,614

For the Nine Months Ended September 30, 2010 (in thousands)	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$7,785	$9,351	$9,150	$15,073	$6,573	$1,835	$49,767
Inter-segment revenue	-	(460)	-	-	-	-	(460)
Revenue from external customers	7,785	8,891	9,150	15,073	6,573	1,835	49,307
Segment profit	$1,419	$5,403	$3,166	$6,298	$2,977	$842	$20,105

For the Three Months Ended September 30, 2011 (in thousands)	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$8,839	$566	$2,068	$5,188	$897	$35	$17,593
Inter-segment revenue	(57)	(67)	(32)	-	-	-	(156)
Revenue from external customers	8,782	499	2,036	5,188	897	35	17,437
Segment profit	$2,045	$267	$516	$1,582	$424	$7	$4,841

For the Three Months Ended September 30, 2010 (in thousands)	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$2,166	$2,515	$3,325	$7,380	$3,005	$11	$18,402
Inter-segment revenue	-	(213)	-	-	-	-	(213)
Revenue from external customers	2,166	2,302	3,325	7,380	3,005	11	18,189
Segment profit	$319	$1,002	$925	$3,240	$1,094	$5	$6,585

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

The following table reconciles reportable segment profit to the Company’s condensed consolidated income before income tax expenses for the three and nine months ended September 30, 2011 and 2010:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment profit	$4,841	6,585	$17,614	$20,105
Unallocated amounts:
Operating expenses	2,001	1,132	5,204	3,870
Other (income)/expenses	176	108	(237)	355
Income before income tax expenses	$2,664	5,345	$12,647	$15,880

The Company’s export business is primarily comprised of fruit juice concentrates. As most of the export sales are through distributors and therefore we are not certain exactly where the Company’s products are ultimately sold, revenue by geographical location is not presented. However, the Company estimates that our main export markets are the United States, the European Union, South Korea, Russia and the Middle East. The Company’s export rate was 29% and 26% in the nine months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011 and 2010, the export rate was 38% and 23% respectively. Our major customers are disclosed under Note 12 “Concentrations, risks and uncertainties.”

15.         RESTRICTED CASH

Restricted cash consists of cash and cash equivalents used as collateral to obtain short-term notes payable and to settle a short-term loan interest payable. As of September 30, 2011, restricted cash used as collateral for the short-term notes payable and the short-term loan interest payable was $1,185,023 and $22,305, respectively.

16.         MAJOR RISKS RELATED WITH DOING BUSINESS IN THE PRC

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

17.         ACCRUED EXPENSES

Accrued expenses consisted of the following:
	September 30, 2011	December 31, 2010
Accrued salaries and welfares	$475,634	$672,891
Accrued legal and audit fees	1,192,582	181,118
Accrued purchase of materials and fixed assets	1,144,264	1,634,440
Accrued payment for construction in progress	245,146	1,047,089
Other tax payable	260,023	1,171,674
Other accrued expenses	200,981	164,722
Total accrued expenses	$3,518,630	4,871,934

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed in this report and under the heading “Risk Factors” in our most recent Annual Report on Form 10-K.  The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Our fruit juice concentrates include apple, pear and kiwifruit concentrates. We sell our fruit juice concentrates to domestic customers and export directly or via distributors. We estimate 38% and 23% of our sales in the three months ended September 30, 2011 and 2010, respectively, were generated from markets other than the PRC, and 29% and 26% of our sales in the nine months ended September 30, 2011 and 2010, respectively, were generated from markets other than the PRC. Since we sell to distributors in the PRC and therefore are not certain exactly where our exported fruit juice concentrated products are ultimately sold, we estimate that our main export markets are the United States, the European Union, South Korea, Russia and the Middle East. We sell our Hedetang and Qian Mei Duo branded fruit beverages domestically primarily to supermarkets in the PRC. We sell our other fruit related products to domestic customers. Sales of our fruit concentrates, fruit beverages and other fruit related products represented approximately 57%, 36.5%, and 6.5% of our revenue, respectively, for the nine months ended September 30, 2011, compared to approximately 52%, 31% and 17%, respectively, for the same period of 2010.

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

We operate four manufacturing factories in the PRC. Two of these factories are located in Shaanxi Province and the other two are located in Liaoning Province. All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods. To take advantage of economies of scale and to enhance our production efficiency, each of our manufacturing facilities focuses on producing single fruit-based concentrates and beverages according to the proximity of such manufacturing facility to the supply center of that fruit. Our kiwifruit processing facility is located in Zhouzhi County, Shaanxi Province, which has the largest planting area of kiwifruit in China. Our pear processing facility is also located in Shaanxi Province, which is the main pear producing province in China. We have two apple processing facilities in Liaoning Province, a region that abounds with high acidity apples. We believe that these regions will provide adequate supply of raw materials for our production needs in the foreseeable future.

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

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverage quality. As of September 30, 2011, we had an internal research and development team of approximately 43 employees, and we retain external experts and research institutions for additional consultation when necessary. In the first quarter of 2011, we entered into three contracts with an outside research institute to research and develop new products. The term of each of these contracts is from January 2011 to January 2013 with an aggregate monthly payment of RMB 299,990, or $48,471 based on the exchange rate as of September 30, 2011. Our research and development effort emphasizes the design and development of our processing technology with the goal of decreasing processing costs, optimizing our production capabilities and maintaining product quality. We intend to continue to invest in research and development to respond to and anticipate customer needs. In the nine months ended September 30, 2011 and 2010, our research and development expenses were $420,121 and $816,786, respectively.

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

Summary of the Operating Results for the Three Months Ended September 30, 2011

·	Revenue decreased to $17.4 million for the third quarter of fiscal 2011, a decrease of $0.75 million, or 4.1%, compared to $18.2 million for the third quarter of 2010.
·	Gross profit margin decreased by 23.2% to 27.8% for the third quarter of fiscal 2011 from 36.2% for the same quarter of fiscal 2010.
·
Operating expenses as a percentage of revenue increased by 85.5% to 11.5% for the third quarter of 2011 from 6.2% for the same quarter of 2010, primarily due to the decrease in revenue and increase in general and administrative expenses and selling expenses.

·
Income from operations decreased by $2.7 million, or 49.1%, to $2.8 million for the third quarter of fiscal 2011 from $5.5 million for the same quarter of fiscal 2010 due to the decrease in gross margin and increase operating expenses.

·	Net income attributable to the Company decreased $1.8 million, or 50.0%, to $1.8 million for the third quarter of fiscal 2011 as compared with $3.6 million for the same quarter of fiscal 2010.

Summary of the Operating Results for the Nine Months Ended September 30, 2011

·	Revenue decreased to $49.1 million for the nine months ended September 30, 2011, a decrease of $0.2 million, or 0.4%, compared to $49.3 million for the same period of 2010.
·	Gross profit margin decreased by 12.0% to 35.9% for the nine months ended September 30, 2011 from 40.8% for the same period 2010.
·
Operating expenses as a percentage of revenue increased by 35.9% to 10.6% for the nine months ended September 30, 2011 from 7.8% for the same period of 2010, primarily due to the decrease in revenue and increase in general and administrative expenses and selling expenses.

·
Income from operations decreased by $3.8 million, or 23.5%, to $12.4 million for the nine months ended September 30, 2011 from $16.2 million for the same period 2010 due to the decrease in gross margin and increase operating expenses.·

·	Net income attributable to the Company decreased $1.4 million, or 14.0%, to $8.6 million for the nine months ended September 30, 2011 as compared with $10.0 million for the same period of 2010.

The summaries above are intended to identify some of our more significant events and transactions during the three and nine months ended September 30, 2011. These summaries are not intended to be a full discussion of our operating results for the three and nine months ended September 30, 2011. These summaries should be read in conjunction with the following discussion and with our unaudited consolidated financial statements and notes thereto accompanying this Quarterly Report.

Recent Development

Appointment of CFO

On September 21, 2011, our Board of Directors appointed Cunxia Xie as its Chief Financial Officer. Ms. Xie has extensive financial accounting, corporate management and internal control experience in China. Prior to her appointment, Ms. Xie served as the Chief Financial Officer of SkyPeople Juice Group Co., Ltd., a 99.78% indirectly-owned subsidiary of the Company, since 2009. From 2003 to 2009, Ms. Xie served as Financial Accounting Manager at China Haisheng Juice Holding Corporation, a company listed on the Hong Kong Stock Exchange.

Appointment of New Directors and Establishment of an Evaluation Committee of the Board

On November 7, 2011, our Board of Directors elected Messrs. Lu Baosheng and Wang Tao as new members of the Board, effective immediately. On the same date, the existing independent directors of the Board, appointed Messrs. Lu and Wang to serve as members of an evaluation committee of the Board. The Board previously approved the establishment of an evaluation committee of the Board and charged the independent directors to appoint members of the evaluation committee in response to certain demand letters that the Company received from a shareholder of the Company. The Company reported the receipt of the shareholder demand letter in the Company's Quarterly Report on Form 10-Q for the Three Month ended June 30, 2011.

For their respective services as a director of the Board and a member of the evaluation committee, each of the newly appointed directors shall be compensated at RMB50, 000 per year in cash, which cash compensation shall be in addition to any other benefits that a director of the Board may generally be qualified for and/or entitled to currently or in the future.

Mr. Lu is a licensed CPA in China with 20 years of experience. He has assisted approximately 20 companies in going public in China and participated in financial and project auditing for large state-owned enterprises. Mr. Wang has been a senior legal counsel at Shaanxi Silkroad Law Firm since October 2011. He is a licensed attorney in China and has litigated a large number of cases in China.

Results of Operations and Business Outlook

Revenues

The following table presents our consolidated revenues for our main products for the three and nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Concentrated apple juice and apple aroma	$8,782	$2,166	305.4%	$14,842	$7,785	90.6%
Concentrated kiwi juice and kiwi puree	499	2,302	-78.3%	5,195	8,891	-41.6%
Concentrated pear juice	2,036	3,325	-38.8%	7,949	9,150	-13.1%
Fruit juice beverages	5,188	7,380	-29.7%	17,898	15,073	18.7%
Fresh fruits and vegetables	897	3,005	-70.1%	2,354	6,573	-64.2%
Other	35	11	218.2%	825	1,834	-55.0%
Consolidated	$17,437	$18,189	-4.1%	$49,063	$49,306	-0.5%

Revenue for the three months ended September 30, 2011 was $17.4 million, a decrease of $0.75 million, or 4.1%, when compared to $18.2 million for the same period of the prior year. This decrease was primarily due to a decrease in sales of concentrated kiwifruit juice, pear juice and kiwifruit puree, fresh fruit and fruit juice beverages, offset by the increase in sales of concentrated apple juice and apple aroma.

Sales from apple related products were $8.8 million, for the three months ended September 30, 2011, an increase of $6.6 million, or 305.4%, compared to $2.2 million for the same period of 2010, primarily due to an increase in unit price to approximately $2000 per ton in the third quarter of 2011, from the approximately $900 per ton in the same period of the prior year. The increased output for the apple related products of the Yingkou factory, which commenced operation at the end of September 2010, also contributed to the sales increase.

Sales from concentrated kiwifruit juice and kiwifruit puree were $0.5 million for the third quarter of 2011, a decrease of $1.8 million, or 78.3%, compared to $2.3 million in the same quarter of 2010, due to decreased in quantity sold, because of lack of supply of kiwifruit as a result of weather change. The harvest season of kiwifruit was delayed this year from September to mid- October which in turn delayed our squeezing season for kiwifruits.

Sales of concentrated pear juice were $2 million in the third quarter of 2011, a decrease of $1.3 million, or 38.8%, compared to $3.3 million in the same quarter of 2010, primarily due to a decrease in the quantity sold. Additionally, the construction of our new pear juice production line, which is housed in our existing production area and requires the rearrangement and disassembling of some current production facility for purposes of space sharing, interfered with our production in the third quarter of 2011. The heavy rain this autumn also prolonged the construction of the new pear juice production line, which further affected current production.

Sales from our fruit juice beverages were $5.2 million for the third quarter of 2011, a decrease of $2.2 million, or 29.7%, compared to $7.4 million for the same period of 2010 due to the downward pricing adjustment to our beverage products in the third quarter of 2011. We adjusted the beverage prices downward as a strategy to expand our market share.

Sales from our fresh fruits and vegetables were $0.9 million for the third quarter of 2011, a decrease of $2.1 million, or 70.1%, compared to $3 million for the same period of 2010. The decrease was caused by lower quantity sold as a result of the higher market price of fresh fruits as compared to the same period of the prior year. Additionally, we reduced the amount of fresh fruits purchased from the market in an effort to maintain the quality of our product during the rainy weather in 2011. The incremental revenue from our price markup to reflect the higher-priced supply did not completely offset the lower sales quantity. We only sold fresh kiwifruit juice in third quarter of 2011, while in the same period of the prior year we sold fresh apple juice and fresh pear juice and fresh kiwifruit juice.

Sales from our other products were $35,000 for the third quarter of 2011 an increase of $22,000, or 218.2%, compared to $11,000 for the same period of 2010 .The increase was mainly driven by the sales of fructose, the production line of which began operating in November 2010.

Revenue for the nine months ended September 30, 2011 was $49 million, a decrease of $0.3 million, or 0.5%, compared to $49.3 million for the same period of the prior year. This decrease was primarily due to the reasons described above.

Sales from apple related products increased $7 million, or 90.6%, to $14.8 million for the nine months ended September 30, 2011, compared to $7.8 million for the same period of 2010. The increase was attributable to the reasons described above.

Sales of concentrated pear juice were $7.9 million for the nine months ended September 30, 2011, a decrease of $1.2 million, or 13.1%, from $9.1 million in the same period of 2010. The decrease was due to the reasons described above.

Sales of concentrated kiwi juice and kiwi puree were $5.2 million for the nine months ended September 30, 2011, a decrease of $3.7 million, or 41.6%, from $8.9 million in the same period of 2010. In addition to the third quarter of this year has described above, as well as the first and second quarters of 2011, shortage of raw fruit than in previous years, so the first and second quarters of sales was lower than the same period of 2010.

Revenue from our fresh fruits and vegetables were $2.4 million for the nine months ended September 30, 2011, a decrease of $4.2 million, or 64.2%, compared to $6.6 million for the same period of 2010. The decrease was primarily driven by the decrease in volume of fresh fruits due to a higher market price of fresh fruits than the prior year period. We reduced our purchased amount of fresh fruits from the market to minimize the risk of quality issues due to the rainy weather in the nine month ended September 30, 2011.

Revenue from our fruit juice beverages for the nine months ended September 30, 2011 were $17.9 million, an increase of $2.8 million, or 18.7%, compared to $15.1 million for the same period of 2010. The increase was primarily due to our broadened beverage product line. The increase was partially offset by a decrease in unit price of our fruit juice beverages in the second quarter of 2011. As Chinese per capita fruit juice consumption is lower than the world’s average, and as the middle class expands and increases its wealth, we believe that there is great domestic market potential for our fruit juice beverages.

Gross Margin

The following table presents the consolidated gross profit of our main products and the consolidated gross profit margin, which is gross profit as a percentage of related revenues, for the three months and nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
Gross Profit	2011	2010	Change	2011	2010	Change
Concentrated apple juice and apple aroma	$2,045	$319	541.1%	$3,734	$1,419	163.1%
Concentrated kiwifruit juice and kiwifruit puree	267	1,002	(73.4%)	2,795	5,403	(48.3%)
Concentrated pear juice	516	925	(44.2%)	2,541	3,166	(19.7%)
Fruit juice beverages	1,582	3,240	(51.2%)	7,230	6,298	14.8%
Fresh fruits and vegetables	424	1,094	(61.2%)	1,160	2,977	(61%)
Other	7	5	40.0%	154	842	(81.7%)
Consolidated	4,841	6,585	(26.5%)	17,614	20,105	(12.4%)

			%			%
			Change			Change
Gross Profit Margin
Concentrated apple juice and apple aroma	23.3%	14.7%	58.5%	25.2%	18.2%	38.5%
Concentrated kiwifruit juice and kiwifruit puree	53.5%	43.5%	23.0%	23.0%	60.8%	(11.5%)
Concentrated pear juice	25.3%	27.8%	(9.0%)	32.0%	34.6%	(7.5%)
Fruit juice beverages	30.5%	43.9%	(30.5%)	40.4%	41.8%	(3.3%)
Fresh fruits and vegetables	47.3%	36.4%	29.9%	49.3%	45.3%	8.8%
Other	20.0%	45.5%	(56.0%)	18.7%	45.9%	(59.3%)
Consolidated	27.8%	36.2%	(23.2%)	35.9%	40.8%	(12.0%)

The consolidated gross profit for the three months ended September 30, 2011 was $4.8 million, a decrease of $1.8 million, or 26.5%, compared to $6.6 million for the same period of 2010, The decrease was primarily attributable to several reasons, including, (i) the general increase of prices for raw fruits in the market, which reduces the demand level of our products, (ii) the effect of our downward pricing adjustment for our beverage products in May 2011, and (iii) the decreased sales of concentrated kiwifruit juice, kiwifruit puree and fresh fruits and vegetables, which historically were significant contributors to our gross profit, and the decreased sales of concentrated pear juice. The decrease in consolidated gross profit for the three months ended September 30, 2011 was partially offset by a significant increase in gross profit generated from concentrated apple juice and apple aroma as compared to the same period of 2010.

Gross profit of concentrated apple juice and apple aroma increased by 541.1% for the three months ended September 30, 2011 to $2.1 million as compared to $0.3 million for the same period of 2010.  The increase was primarily attributable to an increase in a 122.2% increase in the unit price of concentrated apple juice from $900/ton to $2000/ton.

Gross profit of concentrated kiwifruit juice and kiwifruit puree decreased by 73.4% for the three months ended September 30, 2011 to $0.3 million as compared to $1.0 million for the same period of 2010.  The decrease was caused by lower sales quantity in the third quarter of 2011 as compared to the same period of 2010 because of lack of supply of kiwifruit as a result of weather change.  The harvest season of kiwifruit was delayed this year from September to mid- October which in turn delayed our squeezing season for kiwifruits.

Gross profit of concentrated pear juice decreased by 44.2% for the three months ended September 30, 2011 to $0.5 million as compared to $0.9 million for the same period of 2010.  The decrease was caused by the combined effect of lower sales volume and higher raw material price in fresh pear. As previously discussed, the construction of the new pear production line negatively affected our current production of pear juice.

Gross profit of fruit juice beverages decreased by 51.2% for the three months ended September 30, 2011 to $1.6 million as compared to $3.2 million for the same period of 2010.  The decrease was primarily caused by the downward adjustment to the pricing of our beverage products to improve our competitiveness and to gain market share.

Gross profit of fresh fruits and vegetables decreased by 61.2% for the three months ended September 30, 2011 to $0.4 million as compared to $1.1 million for the same period of 2010.  The decrease was primarily attributable to a general increase of raw fruit price in the market, which negatively affected the demand level and was only partially offset by our price markup.

Consolidated gross profit margin for the three months ended September 30, 2011 was 27.8%, a decrease of 23.2%, compared to 36.2% for the same period of 2010. The decrease was primarily due to a decrease in gross profit and gross profit margin of fruit juice beverages and concentrated pear juice, as well as decreased gross profit margin of our other products, which was not completely offset by an increase in gross profit margin of concentrated apple juice and apple aroma.

Gross profit margin of concentrated apple juice and apple aroma increased by 58.5% to 23.3% for the three months ended September 30, 2011, as compared to 14.7% for the same period of 2010, primarily due to an increase in the unit price of concentrated apple juice and apple aroma from $900/ton to $2000 /ton in the market, which was partially offset by an increase in the price of raw fruit in the third quarter of 2011 compared with the same quarter of last year.

Gross profit margin of concentrated kiwifruit juice and kiwifruit puree was 53.5% for the three months ended September 30, 2011, an increase of 23.0%, compared to 43.5% for the same quarter of last year, due to an increase in the selling price of concentrated kiwifruit juice and kiwifruit puree which market trend led to this result in the third quarter of 2011 compared the same period of 2010.

Gross profit margin of concentrated pear juice was 25.3% for the three months ended September 30, 2011, representing a decrease of 9.0% as compared to 27.8% for the same period of 2010. The gross profit margin decrease was primarily attributable to an increase in the price of raw fruit, and partially offset by an increase in the selling price of concentrated pear juice in the third quarter of 2011.

Gross profit margin of our fruit juice beverages was 30.5% for the three months ended September 30, 2011, a decrease of 30.5% from 43.9% for the same period of 2010. The decrease in gross margin of our beverages was mainly due to a decrease in the unit price of our fruit juice beverages to improve our competitiveness in the market and to increase our market share.

Gross profit margin of fresh fruits and vegetables was 47.3% for the third quarter of 2011, an increase by 29.9%, from 36.4% of the same period of 2010. In the third quarter of 2011, we did not sell fresh apples and pears as we did in the third quarter of 2010. Instead, our sales of fresh fruits in the third quarter of 2011 only consisted of sales of fresh kiwifruit, which generally has a higher gross profit margin than those of apples and pears.

Gross profit margin for other products in the third quarter of 2011 was 20.0% a decrease 56.0% from the 45.4% of the same period of 2010. The higher gross margin of other products in the third quarter of 2010 was largely attributable to the high gross margin of turnjujube juice. We did not produce any turnjujube juice in the third quarter of 2011 which caused our gross margin for other products to drop.

Consolidated gross margin was 35.9%, a decreased by 12.0% for the nine months ended September 30, 2011, from 40.8%, for the same period of fiscal 2010. Gross margin in the nine months ended September 30, 2011 was $17.6 million, a decrease of $2.5 million, or 12.4%, compared to $20.1 million for the same period of fiscal 2010. The reasons for the decrease are described above.

Gross profit margin of concentrated apple juice and apple aroma was 25.2% for the nine months ended September 30, 2011, an increased by 38.5% as compared to 18.2% for the same period of 2010, The increase was primarily due to an increase in the unit price of concentrated apple juice and apple aroma from $900/ ton to $2000/ ton in the market, and partially offset by an increase in the price of raw fruit.

Gross profit margin of concentrated kiwifruit juice and kiwifruit puree was 53.8% for the nine months ended September 30, 2011, a decrease by 11.5% as compared to 60.8% for the same period of 2010. The decrease was primarily due to a price increase for raw kiwifruit during the first and second quarters of 2011 compared to the same periods of 2010.

Gross profit margin of concentrated pear juice was 32% for the nine months ended September 30, 2011, a decrease of 7.5% as compared to 34.6% for the same period of 2010. The decrease was primarily attributable to an increase in the price of raw fruit due to insufficient supply, and partially offset by an increase in the selling price of concentrated pear juice in 2011.

Gross profit margin of our fruit juice beverages was 40.4% for the nine months ended September 30, 2011, a decrease by 3.3% as compared to 41.8% for the same period of 2010. During the second quarter of 2011, we reduced our beverage prices  to improve our product competitiveness and to increase our market share.

Gross profit margin of fresh fruits and vegetables was 49.3% for the nine months ended September 30, 2011, an increase by 8.8% as compared to 45.3% for the same period of 2010, primarily due to fact that we only sold kiwifruit in the third quarter of 2011, which enjoyed a higher gross profit margin than those of apples and pears which were sold in the third quarter of 2010.

Gross profit margin of other products was 18.7% the nine months ended September 30, 2011, a decrease 59.3% from the 45.9% for the same period of 2010, the decrease was due to the reasons described above.

Operating Expenses

The following table presents consolidated operating expenses (in thousands) and operating expenses as a percentage of revenue for the three months and nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
(Unaudited)	2011	2010	Change	2011	2010	Change
General and administrative	$1,217	623	95.3%	$3,042	$2,237	36.0%
Selling	638	238	168.1%	1,742	816	113.5%
Research and development	145	271	(46.5%)	420	817	(48.6%)
Consolidated	$2,000	1,132	76.7%	5,204	3870	34.5%

As a Percentage of Revenue
General and administrative	7.0%	3.4%	105.9%	6.2%	4.5%	37.8%
Selling	3.7%	1.3%	184.6%	3.5%	1.7%	105.9%
Research and development	0.8%	1.5%	(46.7%)	0.9%	1.7%	(47.1%)
Consolidated	11.5%	6.2%	85.5%	10.6%	7.9%	34.2%

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses increased by 76.7% to $2 million and by 34.4% to $5.2 million for the three and nine months ended September 30, 2011, respectively, from $1.1 million and $3.9 million for the corresponding periods in fiscal 2010, respectively.  The increase in operating expenses was mainly due to an increase in general and administrative expenses and selling expenses, which were partially offset by a decrease in research and development expenses.

General and administrative expenses increased by $0.6 million, or 95.3%, to $1.2 million and by $0.8 million, or 36%, to $3 million for the three and nine months ended September 30, 2011, respectively, from $0.6 million and $2.2 million for the same periods of fiscal 2010, respectively. The increase in general and administrative expenses was mainly due to an increase in legal fees related to our current pending litigations, payroll and our directors and officers’ insurance premium.

Selling expenses increased by $0.4 million, or 168.1%, to $0.6 million and by $1 million, or 113.5%, to $1.7 million for the three and nine months ended September 30, 2011, respectively, from $0.2 million and $0.8 million for the same periods of 2010, respectively. This was mainly due to an increase in payroll and related expenses as the result of a larger headcount.

Research and development expenses decreased by $0.1 million, or 46.5%, to $0.1 million and by $0.4 million, or 48.6%, to $0.4 million for the three months and nine months ended September 30, 2011, respectively, from $0.2 million and $0.8 million for the same periods of fiscal 2010. We entered into two contracts with an outside research institute to research and develop new products in fiscal year 2008. These two contracts were from August 2008 to December 2010, with a monthly payment of RMB 600,000, or $92,829 based on the exchange rate as of September 30, 2011. In the first quarter of 2011, we entered into three contracts with outside research institutes to research and develop new products. The terms of these contracts were from January 2011 to January 2013 with a monthly payment of RMB 299,990, or $48,471 based on the exchange rate as of September 30, 2011. The decrease in our research and development expenses was due to the fact that we are running less research and development projects in the relevant periods of 2011 as compared to the same periods of the prior year.

Income from Operations

Income from operations decreased to $2.8 million, a decrease of $2.7 million, or 49.0%, for the three month ended September 30, 2011 from $5.5 million for the same period of 2010. As a percentage of revenue, income from operations was approximately 16.3% for the three months ended September 30, 2011 compared to 30% for the same period of 2010. The decrease in income from operations was mainly due to the decrease in gross margin.

In the nine months ended September 30, 2011, income from operations decreased by $3.8 million, or 23.5%, to $12.4 million from $16.2 million for the corresponding period in 2010. As a percentage of revenue, income from operations was approximately 25.3% for the nine months ended September 30, 2011, a decrease of 23.1% as compared to 32.9% for the corresponding period in fiscal 2010. The decrease in the percentage of net sales was due to a decrease in gross margin and an increase in operating expenses, as previously discussed.

Other Income (Expense), Net

Other expense, net was $176 thousands for the three months ended September 30, 2011, an increase of $68 thousands as compared to other expense, net of $108 thousands for the same period of 2010, primarily due to a decrease in subsidy income.

Other income, net was $0.2 million for the nine months ended September 30, 2011, an increase of $0.6 million as compared to other expense, net of $0.4 million in the same period of 2010, primarily due to a decrease of $2.1 million in fair value of warrant liabilities, which was partially offset by a decrease in subsidy income of $1.7 million. In the nine months ended September 30, 2011, we received an aggregate of of $0.6 million in subsidies, which were consisted of VAT rebates on the export to foreign countries in the nine months ended September 30, 2011.

Income Tax

Our provision for income taxes was $0.7 million and $3.4 million for the three and nine months ended September 30, 2011, respectively, a decrease of $0.7 million, or 50.0%, and $1.4 million, or 29.1%, from $1.4 million and $4.8 million for the three and nine months ended September 30, 2010, respectively. The decrease in tax provision was due to a decrease in income before taxes. Our effective tax rate was 27% and 27% for the three and nine months ended September 30, 2011, respectively. Our effective tax rate was 26% and 30% (excluding the change in fair value of warrant liabilities) for the three and nine months ended September 30, 2010, respectively.

Noncontrolling Interests

As of September 30, 2011, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests, which is deducted from our net income, was $0.1 million and $0.6 million for the three and nine months ended September 30, 2011, respectively, compared to $0.4 million and $1 million for the same period of 2010, respectively. The decrease in the net income attributable to noncontrolling interests was mainly due to the decrease in the net income generated by SkyPeople (China).

Net Income

Net income attributable to the Company was $1.8 million and $8.6 million for the three and nine months ended September 30, 2011, respectively, a decrease of $1.8 million and a decrease of $1.4 million, respectively, from $3.6 million and $10 million for the same period of 2010, respectively, due to the factors described above.

Liquidity and Capital Resources

As of September 30, 2011, we had cash, cash equivalents and restricted cash of $77.6 million, an increase of $27.7 million, or 55.5%, from $49.9 million as of December 31, 2010, primarily due to a cash inflow of $28.6 million from operating cash flow. We believe that projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit will provide the necessary capital to meet our projected operating cash requirements for at least the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity. Our restricted cash of $1,207,328 was used as collateral to obtain a short-term note payable and to settle a short-term loan interest payable.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $87.1 million as of September 30, 2011, an increase of $8.5 million, or 10.8%, to working capital of $28.6 million as of December 31, 2010, The increase was mainly due to increases in cash and accounts receivables and  decreases in inventory, accrued expenses and income tax payable. The most significant sources of increase in working capital for the nine months ended September 30, 2011 was the $28.8 million from operating activities due to a collection of account receivable. The most significant use of working capital during the nine months ended September 30, 2011 was the prepayment for other assets, mainly for construction in progress and equipment and machinery, of $6 million and payment of $3.8 million for income tax.

Our capital expenditures in cash were $6,079,686 and $8,961,505 for the nine months ended September 30, 2011 and 2010, respectively.  Historically, we financed our capital expenditures and other operating expenses through operating cash flows and bank loans. As of September 30 2011, the balance of short-term bank loans totaled RMB 84.0 million, or $13.2 million (based on the exchange rate as of September 30, 2011), with interest rates ranging from 4.80% to 10.727% per annum. Of this amount, RMB 18.0 million, or $2.8 million, was secured by the guarantee provided by Shaanxi Boai Pharmaceutical & Scientific Development Co. Ltd. and the rest of the loans were collateralized by land usage rights and buildings and were due for repayment from September 2010 to December 2011. The balance of the short-term notes payable as of September 30, 2011, was RMB 7.6 million, or $1.2 million (based on the exchange rate of September 30, 2011). These short-term notes payable are secured by the same amount of restricted cash. Our short-term bank loans are mainly used for working capital needs, especially during the squeezing season in the third quarter of 2011.

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2011, there were $17 million remaining from the net proceeds of the offering.

The following table presents the capital projects that we planned to use the proceeds from this offering first and primarily, and the current estimate of the capital expenditure on each such project. We review these projects and capital expenditures on a quarterly basis based on the market conditions and associated costs of these projects.

Facility	Priority Projects	Estimated Capital Expenditure (in millions)
Huludao Wonder	A refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables and a concentrated fruit juice mixing center	$4.6
Huludao Wonder	A 30 ton/hour comprehensive fruits and vegetables processing line	3.0
Huludao Wonder	A fruit juice beverage production line of 6000 bottles/hour	3.0
Huludao Wonder	Environmental project (waste water treatment facility for concentrated apple juice production line)	8.0
Total Capital Expenditure		$18.6

Huludao Wonder Projects

We plan to start the construction of the refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables and a concentrated fruit juice-mixing center in the fourth quarter of 2011. We have completed the design of the project and expect to complete the project in the third quarter of 2012. The estimated expenditure based on the current material and labor cost is $4.6 million.

We started the construction of infrastructure for the fruit juice beverage production line on September 28, 2010. As of September 30, 2011, we had spent approximately $1.6 million in purchasing machinery and equipment and the construction for a fruit juice beverage production line. We have completed the infrastructure construction and equipment installation and are in the process of testing the equipment.   The delay in obtaining government approval for the construction resulted in a slight delay our projected timetable and we now expect that the new beverage production line to commence operation in the forth quarter of 2011. The estimated expenditure for this project based on the current material and labor costs is $3.0 million.
The environmental project mainly consists of a wastewater processing facility that is required in our production of fruit and vegetable juice concentrates.  The start of this project has been delayed due to the construction of the beverage production line. We now expect to start this project in the fourth quarter of 2011 and complete the project in the second or third quarter of 2012. The estimated expenditure based on the current material and labor costs is $8.0 million.

On March 27, 2011, the National Development and Reform Commission and the relevant departments of the State Council of the PRC amended the Catalogue of Industry Structure Adjustment issued in 2005 and released the Catalogue of Industry Structure Adjustment for 2011 (the “New Catalogue”), which was effective on June 1, 2011. In the New Catalogue, concentrated apple juice business is classified in the category of Restricted Industry, which means that the government may restrict the expansion of this industry by, among other things, putting limitations on the increase in production capacity, increasing the product quality standard, reducing government financial support. We expect the restrictions under the New Catalogue will reduce government financial support of concentrated apple juice businesses and have a negative impact on the future expansion and development of our concentrated apple juice segment. Considering the government potential restriction on the approval of increase in the production capacity of concentrated apple juice, we decided to cancel our original plan for the construction of a 50 ton/hour concentrated apple juice line, which we previously estimated to use up to $10.7 million of the proceeds generated from our public financing consummated in August 2010. We are currently considering other different potential projects for our Huludao Wonder factory. In addition, to minimize the potential negative impact of the new regulation, we planned to change our existing 30 ton/hour concentrated apple juice line into a 30 ton/hour comprehensive fruits and vegetables processing line by adding additional equipment and machinery. The 30 ton/hour comprehensive fruits and vegetables processing line is expected to process a variety of fruits and vegetables (including apple, pear, and other fruits and vegetables) into juices. The estimated investment for this project is $3.0 million. We believe that this project could provide us more flexibility. This project is expected to start in the first quarter of 2012 and be completed in the third quarter of 2012.

As of September 30, 2011 we had spent $1.6 million of the net proceeds from the offering on the construction work of Huludao Wonder.  The payment was mainly for the deposits for the purchase of machinery and equipment and construction in progress.  We have not yet signed any contracts for the purchase of the machinery or the equipment for the refrigeration storage unit and the 30 ton/hour comprehensive fruits and vegetables processing line. We have finished the design for the refrigeration storage unit and we expect to order this machinery and equipment in the fourth quarter of 2011.

Oiyiwangguo Projects

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

Other Projects

We plan to add another 20 tons per hour concentrated pear juice line as part of our 2011 capital expenditure plan using the cash generated from operating cash flows. We already ordered the machinery for this production line with a total contract value of $4.1 million and, as of September 30, 2011, we spent $5.37 million in making payments under these contracts. We expect to operate this line in the fourth quarter of 2011.

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

Critical Accounting Policies

Our critical accounting policies are set out in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that we filed with the Securities and Exchange Commission on April 1, 2011. During the three months ended September 30, 2011 there was no change to our critical accounting policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The majority of our sales, cost of manufacturing and marketing are transacted in Chinese yuan. Consequently, our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollars and Chinese currencies. Proceeds from equity financings are one of our major sources of working capital, which is denominated in U.S. dollars.  Our financial position and results of operations are also affected by fluctuations in exchange rates between the functional currency (which is in U.S. dollars) and currencies used in our foreign operations. Foreign currency translation adjustments resulted in an increase of $4.1 million in the nine months ended September 30, 2011 and an increase of $3.3 million in fiscal 2010 to shareholders’ equity.

As currency exchange rates change, translation of the statements of Income of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We generally have not hedged against these types of currency risks because cash flows from the PRC operations have been reinvested locally.

Interest Rate Risk

At September 30, 2011, approximately $13.0 million of our outstanding borrowings were subject to changes in interest rates; however, we do not use derivatives to manage this risk. The interest rate on our loans ranges from 4.80% to 10.727% per annum. Of this amount, RMB 16.3 million, or $2.5 million, was secured for the office building of SkyPeople (China), the production line of the Jiangyang factory and a personal guarantee provided by the Company’s CEO and chairman of the board of directors, Mr. Xue Yongke, and Mr. Xue Hongke, chairman of the board of directors and chief executive officer of SkyPeople (China); RMB 18 million, or $2.8 million, was secured by the guarantee provided by Shaanxi Boai Pharmaceutical & Scientific Development Co., Ltd. and a personal guarantee provided by Mr. Xue Hongke; RMB 16.4 million, or $2.5 million, was secured by land usage right of the Jiangyang factory and a personal guarantee provided by Mr. Xue Yongke and Mr. Xue Hongke, and the rest of the loans were collateralized by land usage rights, buildings and plant and machinery of the Huludao Wonder factory. All loans will be due for repayment from December 2011 to June 2012. The balance of the short-term notes payable as of September 30, 2011 were RMB 7.6 million, or $1,185,023 based on the exchange rate as of September 30, 2011. This short-term notes payable are secured by the same amount of restricted cash.

Management believes that moderate changes in the prime rate would not materially affect our operating results or financial condition.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures were completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the nine months ended September 30, 2011.

Changes in Internal Controls and Procedures

Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. There is no assurance that our disclosure controls or our internal controls over financial reporting can prevent all errors. An internal control system, no matter how well designed and operated, has inherent limitations, including the possibility of human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary. Our intent in this regard is that our disclosure controls and our internal controls will improve as systems change and conditions warrant. There has been no change to the Company’s internal control and procedures during the three months ended September 30, 2011.

Our former Chief Financial Officer resigned on September 21, 2011, and was replaced by the Chief Financial Officer of our operating subsidiary, SkyPeople Juice Group Co., Ltd. In addition, we have engaged a US GAAP financial reporting consultant to assist our staff. The Company continues to adhere to our internal controls and procedures.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, Yongke Xue and Xiaoqin Yan, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On June 20, 2011, plaintiff Benjamin Padnos filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, all of its individual officers and/or directors, Yongke Xue, Xiaoqin Yan, Norman Ko, John W. Smagula, Spring Liu, Child Van Wagner & Bradshaw, PLLC, BDO Limited and Rodman & Renshaw,LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On August 30, 2011, the court consolidated the foregoing two actions and appointed Zachary Lewy as lead plaintiff.  On September 30, 2011, pursuant to the Court’s order, Lead Plaintiff filed a consolidated complaint.  The consolidated complaint names the Company, Rodman & Renshaw,LLC, BDO Limited, Child Van Wagoner & Bradshaw PLLC and certain of the Company’s current and former directors and majority shareholders as defendants and alleges violations of Section 11 and 12 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Exchange Act, and the rules promulgated thereunder.  In the consolidated complaint, the plaintiffs are seeking to be awarded, among other things, compensatory damages, reasonable costs and expenses incurred in the action. The Company has retained a defense counsel to represent it in the matter and intends to file a motion to dismiss the consolidated complaint, which is currently due to be served on December 2, 2011.

On August 5, 2011, the Company received a shareholder demand letter from counsel for a purported shareholder. The letter is addressed to the Company’s Board of Directors and requests the Board of Directors take a number of actions in order to repair the alleged “harm” caused to the Company by certain of its directors and officers, as well as its current and former auditors. The Board of Directors is currently reviewing this shareholder demand letter and considering appropriate action that the Company should undertake. On November 7, 2011, two directors were appointed to serve as directors of the board and the independent directors of the board appointed these directors to serve as the members of the evaluation committee .The evaluation committee is expected to evaluate the actions demanded by the shareholder.

On July 8, 2011, the Company filed a civil action suit against Absaroka Capital and Kevin Barns, who published an article containing false allegations and accusations against the Company on June 1, 2011, for libel and tortuous interference with existing and prospective economic advantages in the United States District Court for the District of Wyoming, where Absaroka Capital is based. The Company seeks both general damages and all actual, consequential and/or compensatory damages to be proven at trial and exemplary and punitive damages in an amount to be proven at trial as a result of Defendants’ malicious intent in publishing the article on June 1, 2011. It is unclear at this time what the Company’s damages will be. The parties have agreed to enter into settlement discussions relating to the suit filed by SPU against Absaroka.  In this regard, on September 26, 2011, the parties filed and the court entered a stipulation staying the matter for 30 days so the parties could continue settlement discussions.  The parties thereafter entered into a confidentiality agreement and began exchanging documents.  The stay expired October 26, 2011, without settlement, but the parties agreed that the Company would file an amended complaint on October 31, 2011, giving Absaroka an additional 14 days – to November 14, 2011—to file its answer/counter-claims.  In the meantime, the parties continue to exchange documents in hopes of settling the matter.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 25, 2011, the Company issued MZ HCI, the Company’s former investors’ relationship firm, a warrant to purchase an aggregate of 75,000 shares of the Company’s Common Stock at an exercise price of $4.50 per share as compensation for the service that MZ HCI provided.

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. We plan to use the proceeds from this offering primarily in the improvement and development of our Huludao Wonder factory. Please refer to the related discussion under Liquidity and Capital Resources in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part I. Financial Information of this Form 10-Q Report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

None

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
32	Certification pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYPEOPLE FRUIT JUICE, INC.

By: /s/ Xue Yongke
Xue Yongke
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2011

By: /s/ Xie Cunxia
Xie Cunxia
Chief Financial Officer
(Principal Financial Officer)

Dated: November 14, 2011