Form 10-K
period 2011-12-31
SkyPeople Fruit Juice, Inc
filed 2012-03-28
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission File Number 001-34502

SKYPEOPLE FRUIT JUICE, INC.
 (Exact name of registrant as specified in its charter)

Florida	98-0222013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

16F, China Development Bank Tower,
No. 2, Gaoxin 1st. Road, Xi’an, PRC	710075
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number: 86-29-88377161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant, based upon the closing price of $2.68 per share for shares of the registrant’s Common Stock on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NASDAQ Global Market, was approximately $33.6 million. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including outstanding shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 25, 2012 was 25,690,402.

-i-

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“Annual Report”) of SkyPeople Fruit Juice, Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," “potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, among others, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

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

PART I

ITEM 1 – BUSINESS

Overview

We are a holding company incorporated under the laws of Florida. We have two direct wholly owned subsidiaries: Pacific Industry Holding Group Co., Ltd., (“Pacific”), a company incorporated under the laws of the Republic of Vanuatu, and Harmony MN Inc., (“Harmony”), a company organized under the laws of Delaware. Pacific holds 100% equity interest of SkyPeople Juice International Holding (HK) Ltd. (“SkyPeople International”), a company organized under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong”); and 99.78% of the equity interest of SkyPeople Juice Group Co., Ltd., (“SkyPeople (China)”), a company incorporated under the laws of the PRC. SkyPeople (China) has three direct subsidiaries, all limited liability companies organized under the laws of the PRC: (i) Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd., (“Shaanxi Qiyiwangguo”), (ii) Huludao Wonder Fruit Co., Ltd., (“Huludao Wonder”), and (iii) Yingkou Trusty Fruits Co., Ltd., (“Yingkou”).

Products and Market

Through our indirect subsidiaries in the PRC, we are engaged in the production and sale of (1) fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices); (2) fruit beverages (including fruit juice beverages and fruit cider beverages), and (3) other fruit-related products (including primarily organic and non-organic fresh fruits, dried fruit, preserved fruit, fructose) in and from the PRC.

We were recognized and certified as the Hi-Tech Enterprise jointly by Shaanxi Department of Science and Technology, Department of Finance, Bureau of National Taxation and Bureau of Local Taxation in August 2009, the Leading Enterprise of the China Food Industry by the China National Food Industry Association from 2005 to 2008, the Leading Agricultural Commercialization Enterprise of Shaanxi Province by Shaanxi Agricultural Bureau in 2008, the Enterprise with Essential Technology Innovation by the Department of Science and Technology of Shaanxi Province in 2010. Our Company was granted an AA level Certificate of the Standard and Good Conduct Enterprise by the Standardization Administration of China (“SAC”) in December 2008, and a Best Small and Middle Enterprises by Forbes China in 2011. Our concentrated pear juice and concentrated kiwifruit juice were awarded the Most Famous Products in Shaanxi Province by the People’s Government of Shaanxi in October 2008. The certificate was renewed in 2011, the period of validity of the new certificate is from December 2011 to December 2014.  Our fruit juice concentrates, which primarily include apple, pear and kiwifruit are sold to domestic customers and exported directly or via distributors to North America, Europe, Russia, South Korea and the Middle East. We sell our Hedetang branded bottled fruit beverages domestically, primarily to supermarkets in the PRC. Our brand name “Hedetang” was awarded the Most Famous Brand in Shaanxi Province by the Shaanxi Administration Bureau for Industry and Commerce in December 2009. In fiscal year 2011, sales of our fruit concentrates, fruit beverages and other fruit-related products represented 64%, 25% and 11% of our revenue, respectively, as compared to 60%, 24% and 16% in fiscal year 2010, respectively.

Specialty fruit juices, or “small breed” fruit juices, are juices squeezed from fruits that are grown in relatively small quantities such as kiwifruit juice, mulberry juice, turnjujube juice and pomegranate juice. Currently, our specialty juice beverage offering includes pear juice, kiwifruit juice and mulberry juice. We are in the process of applying for a patent in the PRC for technology to produce concentrated persimmon, turnjujube, apricot, cherry, cherry tomato, sea-buckthorn, strawberry and wolfberry juices. We possess several patents and proprietary technologies in the processing technology of specialty fruit juice and gained a number of honors and qualifications in the fruit juice industry. We believe that we are currently one of the few companies able to produce specialty fruit juices on a large scale in the PRC, and we believe that we are a leading specialty fruit juice producer in the PRC.

Our revenue has increased significantly from 2006 to 2010 with revenue of approximately $17.4 million in 2006, approximately $29.4 million in 2007, approximately $41.7 million in 2008, approximately $59.2 million in 2009 and approximately $93.2 million in 2010, representing an average yearly growth rate of approximately 53%. In 2011, our revenue decreased by 9.9% to $84.0 million as compared to the prior year. Nevertheless, between 2006 and 2011, our revenue grew at an average yearly growth rate of approximately 40.1%. We intend to expand our current production facilities, expand our distribution channel of fruit juice beverages and consider acquisition opportunities in the fruit product industry, to increase our fruit processing capacity and our annual yield to meet increasing customer demand.

Organizational Structure

Our current organizational structure is set forth in the diagram below:

(1)	Xi’an Qinmei Food Co., Ltd., an entity not affiliated with the Company, owns the other 8.85% of the equity interest in Shaanxi Qiyiwangguo.
(2)	Formerly known as Shaanxi Tianren Organic Food Co. Ltd.
(3)
On December 7, 2010, SkyPeople (China) increased its registered capital from renminbi (“RMB”) 88 million, or approximately $13.3 million, to RMB 428 million, or approximately $64.8 million, which was approved by the Xi’an State Administration for Industry and Commerce (“SAIC”). Effective on the same date, Pacific’s ownership interest in SkyPeople (China) increased from 99% to 99.78% according to the shareholders’ resolution of SkyPeople (China) that was adopted in the shareholders meeting of SkyPeople (China) on February 2, 2010.

(4)
China Kiwi King Ltd., a company incorporated under the laws of Hong Kong and a wholly owned subsidiary of Pacific, became a subsidiary of the Company on February 22, 2011. It changed its name to SkyPeople Juice International Holding (HK) Ltd. on November 23, 2011.

Competitive Advantages

We believe our competitive advantages include the modern equipment and technology employed at our production factories in Shaanxi and Liaoning Provinces and the strategic locations of our manufacturing facilities. Our equipment and technology help us ensure product quality, control costs and allow us to meet international juice standards such as ISO9001, HACCP, FDA and Kosher. In addition, our manufacturing facilities are strategically located near regional fruit production centers. Shaanxi Province, where two of our manufacturing facilities are located, is known for pear and kiwifruit production. Our proximity to regional fruit production centers enables us to purchase directly from farmers, avoid the need to transport raw fruit over long distances to processing facilities, reduce our transportation expenses and damage to raw fruit in transit and helps us maintain high quality products by preserving freshness.

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

We were a shell company with no significant business operations after we sold H.B. Covey. As a result of the consummation of a reverse merger transaction, on February 26, 2008 we ceased to be a shell company and became an indirect holding company for SkyPeople (China) through Pacific.

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

Our core products are (1) fruit juice concentrates, mainly including concentrated apple, pear, and kiwi juices; (2) fruit beverages, including pure fruit beverages and fruit cider beverages; and (3) other fruit-related products, including fresh fruits and vegetables and fructose, etc.

Fruit Juice Concentrate

Our family of fruit juice concentrate products mainly includes concentrated apple, pear, and kiwi juices. Fruit juice concentrates can only be produced during the “squeezing season” of a year, where fresh fruits are available in the market. Generally, the squeezing season for apples is from August of a year through January or February of the following year, the squeezing season for pears is from July or August of a year through April of the following year, and the squeezing season for kiwifruit is from September through December of a year or January of the following year.

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

Our production line at the Shaanxi Qiyiwangguo factory can only produce puree and concentrated puree. We use the production line which produces concentrated apple and pear juice in Jingyang facility to produce concentrated clear kiwifruit juice.

Concentrated apple juice and concentrated pear juice are prepared from fresh fruit. Fruit juice concentrates can also be combined with other fruit juices for the production of blended fruit juices, canned foods, confectionaries, fruit cider beverages and other beverage products.

The gross margins for our fruit juice concentrates were 28% and 39% in fiscal years 2011 and 2010, respectively.

Fruit Beverages

As compared to our fruit juice concentrate products, which experience seasonality, fruit beverages can be produced and sold year round. We plan to focus on developing new beverages with higher margins.

The manufacturing process for fruit beverages involves further processing of fruit juice concentrates.

Our fruit beverages are divided into two categories: pure fruit juice and fruit cider beverages.

The gross margins for our fruit beverages were 38% and 43% in fiscal years 2011 and 2010, respectively.

We also added pear juice and apple juice to our product portfolio. Currently we produce six flavors of fruit beverages in 280 ml glass bottles and 500 ml glass bottles, including apple juice, pear juice, kiwifruit juice, mulberry juice, kiwifruit cider and mulberry cider. We currently sell our fruit beverages to over 100 distributors and more than 20,000 retails stores in approximately 12 provinces. Through distributors, our products are sold at stores such as 14 Wal-Mart stores in Beijing, 6 Wal-Mart stores in Xi’an and 23 Carrefour in Shanghai.

Other Fruit-Related Products

We also sell fresh fruits and vegetables, fructose and other products.

The fruit processing capacity of our fructose production line is 10 tons of fresh apples or pears per hour. Fructose is often used as an ingredient to make beverages and other food products. Although we currently plan to use the new fructose production line to produce pear fructose, this production may also be used to produce apple fructose from apple juice concentrates.

The gross margins for our other fruit-related products were 46% and 43% in fiscal years 2011 and 2010, respectively.

Production Capacity

The following table sets forth our current production capacity.

Subsidiary/branch	Location	Products	Production capacity	Notes
Shaanxi Qiyiwangguo	Zhouzhi county, Shaanxi province	Kiwi puree, concentrated kiwi puree and fruit beverages	(1) Sorting fresh fruits: 10 tons fresh fruits per hour; (2) Puree/concentrated puree: processing 20 tons of fresh fruits per hour; (3) Fruit beverages: canning 6,000 bottles per hour	Approximately 1.5 tons of fresh fruits are used to produce 1 ton of puree; 4 to 4.5 tons of fresh fruits are used to produce 1 ton of concentrated puree
Jingyang branch of SkyPeople (China)	Jingyang County, Xianyang City, Shaanxi Province	Concentrated apple and pear juice, concentrated kiwifruit juice and fruit-related products	(1) Concentrated apple/kiwi/pear juice: processing 40 tons of fresh fruits per hour; (2) Fructose: processing 10 tons of fresh fruits per hour	All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods
Huludao Wonder	Suizhong County, Huludao, Liaoning Province	Concentrated apple/pear juice	(1) processing 30 tons of fresh fruits per hour	All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods
Yingkou	Gaotai Town, Gaizhou , Liaoning Province	Concentrated apple juice	(1) processing 20 tons of fresh fruits per hour	All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods

Research and Development

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverages. Our Research and Development Center of SkyPeople (China) was certified as the Provincial Industrial Research & Development Center jointly by six provincial institutions of Shaanxi Provincial People’s Government, including the Department of Communications, the Department of Science and Technology, the Department of Finance, the Bureau of National Taxation, the Bureau of Local Taxation and Xi’an Customs in December 2009. As of December 31, 2011, we had an internal research and development team of approximately 43 people, and we retain external experts and research institutions for additional consultation. Our research and development effort emphasizes the design and development of our processing technology with the goal of decreasing processing costs, optimizing our production capabilities and maintaining product quality. We intend to continue to invest in research and development to respond to and anticipate customer needs. Our research and development costs were $557,361 in fiscal 2011, as compared to $1,087,443 in fiscal year 2010. As part of our research and development efforts, we routinely make contractual arrangements with outside research R&D institutes. Currently, we have three new R&D contracts with outside institutes. The following table sets forth details of the three contracts that are now in effective.

	R&D expenses per year		Period of validity		Project
Research Institute	RMB	USD (1)	From	To
Shaanxi University of Science & Technology	800,000	126,966	January 3, 2011	January 3, 2013	Process of composite enzymatic method to extract apple polyphenol
Shaanxi Research Institute of Agricultural Products Processing Technology	1,300,000	206,320	January 17, 2011	January 17, 2013	Integration and demonstration of vacuum deep processing of Kiwifruit series products
Northwest Agriculture & Forestry University	1,500,000	238,061	January 14, 2011	January 14, 2013	Development and demonstration of low sugar low alcohol kiwi fermented beverages
Total	3,600,000	571,347

(1)	Based on the exchange rate of US$1 = RMB 6.3009 on December 31, 2011.

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

According to the Fruit Juice Section of the PRC Food and Agriculture Export Association, www.Chinajuice.org, the PRC exported approximately $1 billion in concentrated fruit juice to foreign countries every year in the past few years, which accounted for around 60% of the global output of concentrated fruit juice. It is reasonable to expect that such trend will continue.

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

In fiscal year 2011, we believe we exported approximately 31% of our fruit juice concentrates, a decrease of 12%, as compared to approximately 43% in fiscal year 2010, which is primarily due to a decrease in demand of concentrated fruit in the international market. We believe our main export markets for apple and pear concentrates are the United States, Europe and the Middle East. We believe we have stable relationships with our distributors and end-users in those markets.

The Chinese market drives our fruit beverage sales most beverages are sold through provincial, city and county-level agents. We also sell directly to hotels, supermarkets and similar outlets in smaller quantities. The fruit beverage sales are carried out by a team of 45 employees. Historically, we have only sold our fruit beverages regionally in Shaanxi Province and some neighboring cities in the PRC. One of our strategies is to broaden the geographic presence of our brand-named fruit beverages and expand production and sales of higher margin fruit beverages in the PRC.

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

Our apple juice concentrate competitors include Sdic Zhounglu Fruit Juice Co., Ltd., Yantai North Andre (Group) Juice Co., Ltd., Shaanxi Hengxing Fruit Juice and Shaanxi Haisheng Juice Holdings Co., Ltd. We also compete with fruit juice companies such as Wahaha, Huiyuan, Nongfu Guoyuan, Tongyi and Meizhiyuan.

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

The PRC has the largest planting area of kiwifruit and apples in the world. Shaanxi Province, the location of two of our factories, has the largest planting area of kiwifruit and apples in the PRC. According to “Statistical Bulletin of Development of Fruit Industry in Shaanxi Province 2010,” in 2010, the kiwifruit planting area in Shaanxi Province was over 114,226 acres. The output of kiwifruit in Shaanxi Province was 630,000 tons. The Shaanxi government planned to increase the kiwifruit planting area in Shaanxi Province to 164,609 acres, and to increase the output of kiwifruit to 800,000 tons by 2015. The pear planting area in Shaanxi Province was 120,000 acres, and the output was 800,000 tons in 2010. Pomegranate, strawberry, peach and cherry yields are also high in Shaanxi Province. Liaoning Province in the PRC, the location of our Huludao Wonder and Yingkou factories, abounds with high acidity apples. Other raw materials used in our business include pectic enzyme, amylase, auxiliary power fuels and other power sources such as coal, electricity and water.

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

Seasonality

We can only produce fruit juice concentrates during the squeezing season generally from July or August through April of the following year, while our fruit beverages can be produced year round. Annual capacity of our production lines varies based on the availability of the fresh fruit and is ultimately contingent on weather and other climatic conditions leading up to and through the harvest seasons.  As a result, our business is highly seasonal as sales of our products are generally higher during the squeezing season. Sales of our products during the months from March through July, or the non-squeezing season, generally tend to be lower due to a shortage of fresh fruit and a lower level of production activity. As a result, our results of operations for the first and fourth quarters are generally stronger than those for our second and third quarters. We can produce fruit beverages year round.

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

Intellectual Property

SkyPeople (China) currently possesses thirteen proprietary technologies, including the technologies to:

·	crush fruits and remove fruit skin;
·	remove dirt and fruit hair on fruit skin;
·	produce concentrated clear kiwifruit juice;
·	produce a kiwifruit cider beverage;
·	produce a mulberry cider beverage;
·	produce concentrated clear persimmon juice:
·	produce turnjujube juice concentrates;
·	produce apricot juice concentrates;
·	produce cherry juice concentrates;
·	produce cherry tomato juice concentrates;
·	produce sea-buckthorn juice concentrates;
·	produce strawberry juice concentrates; and
·	produce wolfberry juice concentrates

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

We believe that our continued success and competitive status depend largely on our proprietary technology and ability to innovate. We have taken the required measures to protect the confidentiality of our proprietary technologies and processes. We rely on a combination of know-how, patent and trade secret laws, as well as confidentiality agreements to protect our proprietary rights. We will take the necessary action to seek remuneration if we believe our intellectual property rights have been infringed upon. As of December 31, 2011, we held two active patents granted by SIPO related to breaking up and separating fruit peel, and removing fruit peel and fruit hair, respectively. These two patents have duration of 10 years, and will expire in February 2016.

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

We registered trademarks for our “SkyPeople” brand with the Trademark Bureau of the SAIC in Category 30 and Category 32 with period of validity from May 14, 2011 to May 13, 2021 and in Category 31 with period of validity from September 7, 2011 to September 6, 2021.  The registration of such trademarks can be extended upon expiration.

Employees

As of December 31, 2011, we had approximately 407 full-time employees and approximately 105 part time employees, all of whom are located in the PRC. None of our employees are covered by a collective bargaining agreement. We believe that we have a good relationship with our employees.

ITEM 1A – RISK FACTORS

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

Our revenue increased significantly from 2006 to 2011. Our revenue totaled approximately $17.4 million in 2006, approximately $29.4 million in 2007, approximately $41.7 million in 2008, approximately $59.2 million in 2009, approximately $93.2 million in 2010 and 84.0 million in 2011. If our business and markets continue to experience significant growth, we will need to expand our business to maintain our competitive position. We may face challenges in managing and financing expansion of our business, facilities and product offerings, including challenges relating to integration of acquired businesses and increased demands on our management team, employees and facilities. Failure to effectively deal with increased demands on us could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies. Other challenges involved with expansion, acquisitions and operation include:

·	unanticipated costs;

·	the diversion of management’s attention from other business concerns;

·	potential adverse effects on existing business relationships with suppliers and customers;

·	obtaining sufficient working capital to support expansion;

·	expanding our product offerings and maintaining the high quality of our products;

·	continuing to fill customers’ orders on time;

·	maintaining adequate control of our expenses and accounting systems;

·	successfully integrating any future acquisitions; and

·
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

Our revenue is dependent in large part on significant orders from a limited number of customers. We are trying to attract new significant customers and reduce our risks related with concentration of customers. Sales to our five largest customers accounted for approximately 21% and 29% of our revenue in 2011 and 2010, respectively. Customer demand depends on a variety of factors including, but not limited to, our customers’ financial condition and general economic conditions. If we are unable to attract new significant customers or retain existing key customers or if sales to any of our current key customers are reduced for any reason, such reduction may have a material adverse effect on our business, results of operations and financial condition.

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

Our business is highly seasonal, reflecting the harvest season of our primary source fruits from July or August of a year to April the following year. Typically, a substantial portion of our revenue is earned during our first and fourth quarters. We generally experience lower revenue during our second and third quarters. Generally, sales in the first and fourth quarters accounted for approximately 65% to 72% of our revenue of the whole year. If sales in our first and fourth quarters are lower than expected, our operating results would be adversely affected and it would have a disproportionately large impact on our annual operating results.

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

The worldwide economy has not yet fully recovered from a recession, which has reduced discretionary income of consumers. The adverse effect of a sustained international economic downturn, including sustained periods of decreased consumer spending, high unemployment levels, declining consumer or business confidence and continued volatility and disruption in the credit and capital markets, will likely result in reduced demand for our products as consumers turn to less expensive substitute goods or forego certain purchases altogether. To the extent the international economic downturn continues or worsens, we could experience a reduction in sales volume. If we are unable to reduce our operating costs and expenses proportionately, many of which are fixed, our results of operations would be adversely affected.

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

The United States and various other governments have imposed controls, export license requirements and restrictions on the export of some of our products. We estimate that we exported products from the PRC, directly or indirectly, represented approximately 31% and 38% of revenue in 2011 and 2010, respectively. Governmental regulation of exports, or our failure to obtain required export approval for our products, could harm our international sales and adversely affect our revenue and profits. In addition, failure to comply with such regulations could result in penalties, costs and restrictions on export privileges.

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

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. While we depend on the abilities and participation of our current management team generally, we rely particularly upon Mr. Yongke Xue, Chairman of the Company’s Board of Directors (“the Board”) and our chief executive officer (“CEO”); Ms. Cunxia Xie, our chief financial officer (“CFO”); and Mr. Hongke Xue, Chairman of the SkyPeople (China) Board of Directors and its chief executive officer. The loss of the services of Mr. Yongke Xue, Ms. Cunxia Xie or Mr. Hongke Xue for any reason could significantly adversely impact our business and results of operations. Competition for senior management and senior technology personnel in the PRC is intense and the pool of qualified candidates is very limited. Accordingly, we cannot guarantee that the services of our senior executives and other key personnel will continue to be available to us, or that we will be able to find a suitable replacement for them if they were to leave.

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

Section 13(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) provides that it is unlawful for a company such as ours, which has a class of securities registered under Section 12(b) of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the company. Issuers violating Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on the Company may have a material adverse effect on our business, financial position, results of operations or cash flows.

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

The rapid growth of China’s economy has been uneven among economic sectors and geographic regions of the country. China’s economy grew at an annual rate of 9.20% in 2011, as measured by the year-over-year change in gross domestic product, or (“GDP”), according to the National Bureau of Statistics of China. Rapid economic growth can lead to growth in the money supply and rising inflation. The inflation rate in China was approximately 4.5% in 2011, as reported by National Bureau of Statistics, and is expected to increase. If prices for our products and services fail to rise at a rate sufficient to compensate for the increased costs of supplies, such as raw materials, due to inflation, it may have an adverse effect on our profitability.

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

We conduct substantially all of our operations and generate most of our revenue in the PRC. Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. The PRC economy is in transition from a planned economy to a market oriented economy subject to plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in the PRC. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot guarantee that this will be the case. Our interests may be adversely affected by changes in policies by the PRC government, including:

·	changes in laws, regulations or their interpretation;

·	confiscatory taxation;

·	restrictions on currency conversion, imports or sources of supplies;

·	expropriation or nationalization of private enterprises; and

·	the allocation of resources.

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

We carry out our business in an industry that is subject to PRC environmental protection laws and regulations. These laws and regulations require enterprises engaged in manufacturing and construction that may cause environmental waste to adopt effective measures to control and properly dispose of waste gases, waste water, industrial waste, dust and other environmental waste materials, as well as fee payments from producers discharging waste substances. Fines may be levied against producers causing pollution.  Although we have made efforts to comply with such laws and regulations, we cannot guarantee that we have fully complied with all such laws and regulations. Currently the Pollution Emission Permit of SkyPeople (China) has expired and we are still in the process of applying for a new permit. Shaanxi Qiyiwangguo and Yingkou are undergoing similar processes to obtain their respective Pollution Emission Permit. The failure of complying with such laws or regulations may subject us to various administrative penalties such as fines. If the circumstances of the breach are serious, the central government of the PRC, including all governmental subdivisions, has the discretion to cease or close any operations failing to comply with such laws or regulations. There can also be no assurance that the PRC government will not change the existing laws or regulations or impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditure, which we may be unable to pass on to our customers through higher prices for our products. In addition, we cannot guarantee that we will be able to comply with any such laws and regulations.

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

Certain of our subsidiaries have received government subsidies from local governments. We recognized $0.9 million and $2.45 million in government subsidies for fiscal years 2011 and 2010, respectively. Past government grants or subsidies are not indicative of what we will obtain in the future. We cannot guarantee that we will continue to be eligible for government grants or other forms of government support. In the event that we are no longer eligible for grants, subsidies or other government support, our business and financial condition could be adversely affected.

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

·
purporting to regulate the establishment or acquisition of control by Chinese residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership;

·	adding requirements relating to the source of the Chinese resident’s funds used to establish or acquire the offshore entity;

·	regulating the use of existing offshore entities for offshore financings;

·	purporting to regulate situations in which an offshore entity establishes a new subsidiary in the PRC or acquires an unrelated company or unrelated assets in the PRC;

·
making the domestic affiliate of the offshore entity responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds; and

·	requiring that the registrant establish that all foreign exchange transactions undertaken by the offshore entity and its affiliates were in compliance with applicable laws and regulations.

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

All of our present officers and directors except directors Norman Ko and John W. Smagula reside outside of the United States. In addition, SkyPeople (China) is located in the PRC and substantially all of its assets are located outside of the United States. Therefore, it may be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. Federal securities laws or otherwise.

Risks Related to Our Common Stock

We are authorized to issue blank check preferred stock, which may be issued without shareholder approval and which may adversely affect the rights of holders of our Common Stock.

We are authorized to issue 10,000,000 shares of preferred stock. The Board is authorized under our articles of incorporation, as amended, to provide for the issuance of shares of preferred stock by resolution and by filing a certificate of designations under Florida law, to fix the designation, powers, preferences and rights of the shares of each such series of preferred stock and the qualifications, limitations or restrictions thereof without any further vote or action by the shareholders. The Board previously designated and issued 1,000,000 shares of Series A preferred stock which were automatically converted into our Common Stock upon the effective date of our two-for-three reverse split and returned to the status of authorized and unissued shares of preferred stock following the reverse split. As of March 25, 2012 there were no shares of Series A preferred stock issued and outstanding. The Board designated 3,448,480 shares of Series B preferred stock, of which 1,456,647 shares (2,000,000 shares of the Series B Preferred Stock deposited in the escrow account are not included) were currently issued or outstanding as of March 25, 2012 which can be converted into 971,099 shares of Common Stock. Any shares of preferred stock that are issued are likely to have priority over our Common Stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized under certain circumstances as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids to acquire us and thereby prevent shareholders from receiving the maximum value for their shares. We have no present intention to issue any additional shares of preferred stock in order to discourage or delay a change of control or for any other reason. However, there can be no assurance that preferred stock will not be issued at some time in the future.

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

·
authorize the issuance of “blank check” preferred stock that could be issued by the Board to thwart a takeover attempt, in addition to the shares of Series A and Series B preferred stock that have been issued to date;

·	require that directors only be removed from office upon a majority shareholder vote;

·	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

·	limit who may call special meetings of shareholders; and

·	prohibit shareholder action by written consent, requiring all actions to be taken at a meeting of the shareholders.

For more information regarding these and other provisions, see the section titled “Description of Our Securities — Anti-Takeover Effects of Florida Law and Provisions of Our Articles of Incorporation and Bylaws.”

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

Our principal executive offices are located at 16/F, China Development Bank Tower, No. 2 Gaoxin 1st Road, Hi-Tech Industrial Zone, Xi’an, Shaanxi Province, PRC 710065, and our telephone number is 86-29-88377161. The area of our office is approximately 1,400 square meters.

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

Location	Products	Operator	Size	Land Use Rights Expiration Date
16th Floor, China Development Bank Tower, No. 2 Gaoxin 1st Road, Hi-Tech Industrial Zone, Xi’an, Shaanxi Province	Headquarters	N/A	1,425.96 square meters	*
Sanqu Town, Jingyang County, Xianyang City, Shaanxi Province	Concentrated apple and pear juice and concentrated kiwifruit juice	SkyPeople (China)	34,476.04 square meters	December 27, 2056
Siqun Village, Mazhao Town, Zhouzhi County, Xi’an City, Shaanxi Province	Kiwifruit puree, concentrated kiwifruit puree, and fruit beverages	Shaanxi Qiyiwangguo	23,599.78 square meters and 34,335.05 square meters	December 5, 2048 November 14, 2048
Hujia Village, Gaotai Town, Suizhong County, Huludao, Liaoning Province	Concentrated apple and pear juice and apple aroma	Huludao Wonder	86,325	April 20, 2054
Yuton Village, Shizijie Town, Gaizhou , Liaoning Province	Concentrated apple juice and apple aroma	Yingkou	20,732	April 5, 2055

* Our certificate of this facility does not indicate any expiration date, although the usage of this property shall not exceed 50 years under the PRC law.

We believe that our current offices and facilities are adequate to meet our needs, and that additional facilities will be available for lease, if necessary, to meet our future needs.

ITEM 3 – LEGAL PROCEEDINGS

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, Yongke Xue and Xiaoqin Yan, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On June 20, 2011, plaintiff Benjamin Padnos filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, all of its individual officers and/or directors, Yongke Xue, Xiaoqin Yan, Norman Ko, John W. Smagula, Spring Liu, Child Van Wagner & Bradshaw, PLLC, BDO Limited and Rodman & Renshaw,LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On August 30, 2011, the court consolidated the foregoing two actions and appointed Zachary Lewy as lead plaintiff.  On September 30, 2011, pursuant to the Court’s order, Lead Plaintiff filed a consolidated complaint.  The consolidated complaint names the Company, Rodman & Renshaw, LLC, BDO Limited, Child Van Wagoner & Bradshaw PLLC and certain of the Company’s current and former directors and majority shareholders as defendants and alleges violations of Section 11 and 12 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Exchange Act, and the rules promulgated thereunder.  In the consolidated complaint, the plaintiffs are seeking to be awarded, among other things, compensatory damages, reasonable costs and expenses incurred in the action. We believe the allegations are baseless and are contesting the case vigorously.  In this regard, motions to dismiss have been submitted to the court.

On August 5, 2011, we received a shareholder demand letter from counsel for a purported shareholder. The letter is addressed to the Company’s Board of Directors and requests the Board of Directors take a number of actions in order to repair the alleged “harm” caused to the Company by certain of its directors and officers, as well as its current and former auditors. The Board of Directors is currently reviewing this shareholder demand letter and considering appropriate action that the Company should undertake. On November 7, 2011, two directors were appointed to serve as directors of the board and the independent directors of the board appointed these directors to serve as the members of the evaluation committee. The evaluation committee is expected to evaluate the actions demanded by the shareholder. The evaluation committee is in the process interviewing and retaining of counsel to respond to the shareholder inquiry. No formal shareholder derivative complaint has been filed to date on behalf of us.

On July 8, 2011, we brought suit against Absaroka Capital Management, LLC (“Absaroka”) and its principal Kevin Barnes in the U.S. District Court of Wyoming under the caption SkyPeople, Inc. v. Absaroka Capital Management, LLC, et al., No. 11-cv-238. Absaroka is a purported independent investment analyst who, while holding a short position in our stock, issued a so-called research report asserting, inter alia, that we had inflated revenues. We brought suit alleging three causes of action for libel per se, libel per quod and intentional interference with a prospective business relationship. In or around November, 2011, Absaroka and Barnes brought counter claims against us for defamation per se, defamation per quod and abuse of process.  The matter is currently in discovery.

Other than the above, from time to time we may be a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

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

2011	High	Low
First quarter	$5.37	$3.95
Second quarter	$4.58	$1.95
Third quarter	$3.40	$1.60
Fourth quarter	$2.43	$1.60

2010	High	Low
First quarter	$8.10	$4.11
Second quarter	$7.39	$4.84
Third quarter	$6.59	$4.15
Fourth quarter	$6.00	$4.03

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

Stockholders

As of December 31, 2011 there were 25,690,402 shares of our Common Stock issued and outstanding, and we had approximately 72 record holders of our Common Stock.

Dividend Policy

We have not declared or paid any cash dividends on our Common Stock during our last three fiscal years. The payment of dividends is at the discretion of the Board and is contingent on our revenues and earnings, capital requirements, financial condition and the ability of our operating subsidiary, SkyPeople (China), to obtain approval from SAFE to send funds out of the PRC. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the near future.

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

Recent Sales of Unregistered Securities; use of proceeds from registered securities

The Company has not made any sale of unregistered securities during the fiscal year ended December 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2011, we had spent approximately $11 million on various capital projects in Huludao Wonder. For more details related to the use of proceeds from the public offering in 2010, please see the section entitled “Huludao Wonder Projects” under “Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations”.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2011, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by stockholders (1)	-	$	N/A (2)	1,000,000
Equity compensation plans not approved by stockholders (3)	175,000		$4.50	-
Total	175,000	$	N/A	1,000,000

(1)	Consists of Stock Incentive Plan, which was approved by the Company’s annual meeting of shareholders on August 18, 2011.
(2)
The exercise price of options granted and stock appreciation rights under the Plan may be no less than the fair market value of the Company’s Stock on the date of grant. Since no options have been granted under the plan, the weighted-average exercise price is not available.

(3)
Consists of a warrant held by our former CFO, Ms. Spring Liu exercisable for up to 100,000 shares of the Company’s Common Stock at an exercise price of $4.50 per share. These warrants will expire on December 9, 2014, and warrants to purchase 75,000 shares of the Company’s common stock at the exercise price of $4.50 during the period from July 25, 2011 to July 25, 2014 as partial compensation to HCI on July 25, 2011, pursuant to Investor Relations Consulting Agreement with Hayden Communications International, Inc. (“HCI”) dated December 1, 2009.

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

Overview

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and from the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. In 2011, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 64%, 25%, 9% and 2% of our revenue, respectively, compared to 60%, 24%, 12% and 4%, respectively, in 2010.

We export our products as well as sell them domestically. We sell our products either through distributors with good credit or to end users directly. In 2011 and 2010, we believe export of our products represented 31% and 38% of our revenues, respectively. We believe that our main export markets are the United States, the European Union, South Korea, Russia and the Middle East. We sell our Hedetang brand bottled fruit beverages domestically, primarily to supermarkets in the PRC. We sell our other fruit related products to domestic customers.

We currently market our Hedetang brand fruit beverages in only certain regions of the PRC. We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In particular, we plan to expand our glass bottle production line to produce higher margin portable fruit juice beverages targeting consumers in more populated Chinese cities. Currently we produce six flavors of fruit beverages in 280 ml glass bottles and 500 ml glass bottles, including apple juice, pear juice, kiwifruit juice, mulberry juice, kiwifruit cider and mulberry cider.  We currently sell our fruit beverages to over 100 distributors and more than 2,000 retails stores in approximately 12 provinces. Our products are sold through distributors in stores such as14 Wal-Mart stores in Beijing, 6 Wal-Mart stores in Xi’an and 23 Carrefour in Shanghai.

We plan to continue to focus on creating new products with high margins to supplement our current product offering.

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverage quality. As of December 31, 2011, we had an internal research and development team of approximately 40 employees, and we retain external experts and research institutions for additional consultation when necessary. In 2011 and 2010, our research and development expenses were $557,361 and $1,087,443, respectively.

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

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2011, we had spent approximately $11 million on various capital projects in Huludao Wonder as described in projects (4) and (5) below. The following table presents the capital projects on which we currently plan to use the proceeds from this offering. We review these projects and capital expenditures on a quarterly basis based on the market conditions and associated costs of these projects.

Huludao Wonder Projects

Subsidiary	No.	Priority Projects	Progress	Estimated capital expenditure (in Millions)
Huludao Wonder	(1)	Construction of a refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables	The design of the facility has been completed. Construction has been delayed due to change of plan. New plan is to build such refrigeration storage unit in a new location in a Suizhong of Liaoning province. The Company is now in the progress of evaluating the changes to the plan and in negotiation with local government to acquire land usage right of block of land of the new location. It is expected that the construction of such refrigeration storage will start in the second quarter of 2012.	$2.7
Huludao Wonder	(2)	Construction of concentrated fruit juice mixing center	The design of the facility has been completed. It is expected that construction of such mixing center will start in the second quarter of 2012.	1.9
Huludao Wonder	(3)	Construction of a 30 ton/hour comprehensive fruits and vegetables processing line	Construction delayed due to extreme weather condition. It is expected construction work will start in the second quarter of 2012.	3
Huludao Wonder	(4)	Construction of a fruit juice beverage production line of 6,000 bottles/hour	The construction of such production line has been substantially finished. Trail operation of the new production line has been conducted. We are in the process of applying relevant government approvals.	3
Huludao Wonder	(5)	Environmental project (waste water treatment facility for concentrated apple juice production line)	The construction of such environmental project has been substantially finished.	8
Total Capital Expenditure				$18.6

(1)
Our initial plan was to construct both the refrigeration storage (see (1) above) and fruit juice mixing center (see (2) above) in Huludao Wonder, for which original estimation of total capital expenditure was $4.4 million. We initially planned to start the construction of the refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables and a concentrated fruit juice-mixing center in the fourth quarter of 2011. However, the construction of refrigeration storage unit has been delayed due to a change of plan. Management concluded that it is in the best interest of the Company to build the refrigeration storage unit in Suizhong, Liaoning Province. The total estimated capital expenditure for (1) and (2) based on the changed plan would be $4.6 million. The Company is now in the process of evaluating the new plan and in negotiation with the local government to acquire land usage right for the new location. If the Company is able to acquire the land use right at terms acceptable to the Company, it is expected that the construction of such refrigeration storage would start during the second quarter of 2012.

(2)
The fruit juice-mixing center will be built in Huludao Wonder. The design of the fruit juice-mixing center has been completed. It is expected that construction of such mixing center would start in the second quarter of 2012.

(3)
Our initial plan was to construct a 50 ton/hour concentrated apple juice production line in Huludao Wonder. On March 27, 2011, the National Development and Reform Commission and the relevant departments of the State Council of the PRC amended the Catalogue of Industry Structure Adjustment issued in 2005 and released the Catalogue of Industry Structure Adjustment for 2011 (the “New Catalogue”), which was effective on June 1, 2011. In the New Catalogue, concentrated apple juice business is classified in the category of Restricted Industry, which means that the government may restrict the expansion of this industry by, among other things, putting limitations on the increase in production capacity, increasing the product quality standard, reducing government financial support. We expect the restrictions under the New Catalogue will reduce government financial support of concentrated apple juice businesses and have a negative impact on the future expansion and development of our concentrated apple juice segment. Considering the government potential restriction on the approval of increase in the production capacity of concentrated apple juice, we decided to cancel our original plan for the construction of a 50 ton/hour concentrated apple juice line, which we previously estimated to use up to $10.7 million of the proceeds generated from our public financing consummated in August 2010. We are currently considering other different potential projects for our Huludao Wonder factory. In addition, to minimize the potential negative impact of the new regulation, we planned to change our existing 30 ton/hour concentrated apple juice line into a 30 ton/hour comprehensive fruits and vegetables processing line by adding additional equipment and machinery. The 30 ton/hour comprehensive fruits and vegetables processing line is expected to process a variety of fruits and vegetables (including apple, pear, and other fruits and vegetables) into juices. The estimated investment for this project is $3.0 million. We believe that this project could provide us more flexibility. Due to extreme weather conditions, the construction of this 30 ton/hour comprehensive fruits and vegetables processing line has been delayed. It is expected that construction of the project would start in the second quarter of 2012.

(4)
We started the construction of infrastructure for the fruit juice beverage production line on September 28, 2010. The construction of a fruit juice beverage production line with maximum production capacity of 6,000 bottles per hour has been substantially finished. Trail operation of the new production line has been conducted. The Company is in the process of applying relevant government approvals.

(5)
The environmental project mainly consists of a wastewater processing facility that is required in our production of fruit and vegetable juice concentrates. The construction of environmental project (waste water treatment facility for concentrated apple juice production line) has been substantially finished.

Shaanxi Qiyiwangguo Projects

We previously identified several projects for our Shaanxi Qiyiwangguo factory, which we expect to finance using our operating cash flow.  These projects including a 24,000 PET bottle/hour fruit juice beverage aseptic cold-filling line, and a PET bottle blowing machine system. Based on the current market conditions and other potential opportunities, management has decided to delay these projects to a future date when appropriate.

Other Projects

We added another 20 tons per hour concentrated pear juice line in production facility in Jingyang Branch Office of SkyPeople (China) using the cash generated from operating cash flows. As of December 31, 2011, the construction of such production line had completed. The newly production has started operation. The Company invested approximately $7.6 million in this project, including $4.4 million purchasing machinery and equipment and $3.2 million in construction of the project.

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

The shipping and handling expenses of $1,420,043 and $1,417,299 for fiscal years 2011 and 2010, respectively, are reported in the Consolidated Statement of Income and Comprehensive Income as a component of selling expenses.

The largest component of our cost of sales is the cost for fresh fruit. We purchase fresh fruit and other raw materials from local markets and fruit growers that deliver directly to our plants. Our raw material supply chain is highly fragmented and raw fruit prices are highly volatile.  We generally do not enter into long term purchase agreements for fresh fruit.

Operating Expenses

We classify our operating expenses into three categories: general and administrative, selling and research and development. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, payroll taxes and employee benefit costs. Other expenses include advertising and promotional costs, shipping and handling costs not billed to customers, facilities costs and legal, audit, tax, consulting and other professional service fees.

The government owns all of the land in the PRC.  Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government.  Accordingly, we paid for land use rights in advance and such prepayments are being amortized and recorded as expenses using the straight-line method over the use terms of the lease, which are 40 to 50 years.  The amortization expenses were $176,822 and $253,212 for 2011 and 2010, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel costs for our executive, finance, human resources and administrative personnel, legal, audit, tax and other professional fees, depreciation expenses, insurance and other corporate expenses.

Selling Expenses

Selling expenses consist primarily of freight and transportation expenses, advertising and promotional costs and personnel costs for our sales team.

Research and Development

Research and development expenses consist primarily of personnel costs for our employees and use of outside consultants. We have focused our research and development on developing and producing innovative high margin products to further diversify our product mix. We routinely enter into research and development agreements with outside research institutes. Currently, we have agreements with Shaanxi University of Science & Technology, Shaanxi Research Institute of Agricultural Products Processing Technology and Northwest Agriculture & Forestry University, respectively.  The following table sets forth the three research and development contracts that are currently in effect.

	R&D expenses per year		Period of validity		Project
Research Institute	RMB	USD	From	To
Shaanxi University of Science & Technology	800,000	126,966	January 3, 2011	January 3, 2013	Process of composite enzymatic method to extract apple polyphenol
Shaanxi Research Institute of Agricultural Products Processing Technology	1,300,000	206,320	January 17, 2011	January 17, 2013	Integration and demonstration of vacuum deep processing of Kiwifruit series products
Northwest Agriculture & Forestry University	1,500,000	238,061	January 14, 2011	January 14, 2013	Development and demonstration of low sugar low alcohol kiwi fermented beverages
Total	3,600,000	571,347

Other Income (Expense), Net

Other income (expense), net consists of interest we earn on our cash and cash equivalents, interest expenses on our short-term bank loans from Chinese local banks, government subsidies, change in fair value of warrant liabilities and other miscellaneous income or expenses.

Provision for Income Taxes

Our provision for income taxes primarily consists of corporate income taxes related to profits earned in the PRC from sales of our products. Prior to 2007, we were subject to an income tax rate of 33% in the PRC. In December 2006, SkyPeople (China) was awarded the status of a nationally recognized High and New Technology Enterprise, which entitled SkyPeople (China) to tax-free treatment from January 2007 to December 2008. Starting in January 2009, SkyPeople (China) was subject to the regular tax rate of 25%. The tax rate of Shaanxi Qiyiwangguo, was reduced from 33% to 25%, effective January 2008. The tax rate of Huludao Wonder was also reduced to 25%, effective January 2008. Yingkou commenced operation in the fourth quarter of 2010 and was subject to a tax rate of 25%. Our consolidated income tax rates were effectively 27% in both 2011 and 2010.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of SkyPeople, Pacific, SkyPeople International, HMN, SkyPeople (China), Shaanxi Qiyiwangguo, Huludao Wonder, and Yingkou. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Currency and Comprehensive Income

The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency, however, the functional currency and the reporting currency of the Company are the United States dollar ("USD").  Assets and liabilities of the Company’s foreign subsidiaries have been translated into USD using the exchange rate at the balance sheet date, while equity accounts are translated using historical exchange rate. The average exchange rate for the period has been used to translate revenues and expenses.  Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Other comprehensive income for the year ended December 31, 2011 and 2010 represented foreign currency translation adjustments and were included in the consolidated statements of income and comprehensive income.

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

ASC 740 provides guidance for recognizing and measuring uncertain tax positions, and it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. ASC 740 also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The adoption of ASC 740 did not have a material impact on the Company’s consolidated financial statements.

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

Accounts Receivable

Accounts receivable and other receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. Allowance is made when collection of the full amount is expected no longer probable. The Company periodically evaluates its receivables for collectability based on historical experience, current economic climate, as well as recent account activities and the length of time receivables are past due, and writes off receivables when they become uncollectible. The Company believed that its allowance for doubtful accounts was adequate as of December 31, 2011.

Government Subsidies

A government subsidy is recognized only when the Company complies with any conditions attached to the grant and there is reasonable assurance that the grant will be received.

The government subsidies recognized were $893,241 and $2,452,384 for the years ended December 31, 2011 and 2010, respectively, and are included in other income. The balance of uncollected subsidy granted in 2010 was fully collected in 2011.

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

Should the Company’s PRC subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be $6,817,768 and $4,999,432 as of December 31, 2011 and 2010, respectively.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards.  For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 will have no material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated) and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 —Intangibles —Goodwill and Other (Topic 350). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 —Balance Sheet (Topic 210). The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 —Comprehensive Income (Topic 220). The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Comparison of Operation Results of years ended December 31, 2011 and 2010

Revenue

The following table presents our consolidated revenues for our main products for the fiscal years 2011 and 2010, respectively, (in thousands):

	Year ended December 31,
	2011	2010	% of change
Concentrated apple juice and apple aroma	$24,838	$23,420	6%
Concentrated kiwifruit juice and kiwifruit puree	15,544	19,550	(20%)
Concentrated pear juice	13,421	12,643	6%
Fruit juice beverages	20,974	22,590	(7%)
Fresh fruits and vegetables	7,879	11,587	(32%)
Other	$1,365	$3,460	(61%)
Total	$84,021	$93,250	(10%)

Revenue decreased to $84.0 million for 2011, a decrease of $9.2 million or 10%, compared to $93.2 million for 2010. This decrease was primarily due to a decrease in sales of fresh fruits and vegetables, concentrated kiwifruit juice and kiwifruit puree and fruit beverages, which was partially offset by an increase in sales of concentrated apple juice, concentrated pear juice.

Sales from apple related products increased to 24.8 million in 2011, an increase of $1.4 million or 6%, compared to $23.4 million in 2010. During 2011, we sold 14,119 tons of concentrated apple juice and apple aroma, compared to 19,625 tons of concentrated apple juice and apple aroma were sold during 2010. The selling price of apple related products in 2010 was unexpectedly low and returned to a more reasonable level in 2011. In 2011, the Company sold fewer amounts of apple related products as compared to 2010, but with higher average selling price.

Sales of concentrated pear juice increased to $13.4 million in 2011, an increase of $0.8 million or 6%, from $12.6 million in 2010, primarily due to an increase in demand for concentrated pear juice in the international market coupled with an increase in the unit price in 2011. During 2011, we sold 9,867 tons of concentrated pear juice, as compared to 14,604 tons of concentrated pear juice were sold during 2010.

Sales from concentrated kiwifruit juice and kiwifruit puree decreased to $15.5 million, a decrease of $4.1 million or 20% from $19.6 million in 2010. During 2011, we sold 9,143 tons of concentrated kiwifruit juice and kiwifruit puree.

Sales from our fruit juice beverages were $21.0 million for 2011, a decrease of $1.6 million, or 7%, compared to $22.6 million for 2010 due to the downward pricing adjustment to our beverage products in 2011. We adjusted the beverage prices downward as a strategy to expand our market share.

Sales from our fresh fruits and vegetables were $7.9 million for 2011, a decrease of $3.7 million, or 32%, compared to $11.6 million for 2010. The decrease was caused by lower quantity sold as a result of the higher market price of fresh fruits as compared to prior year. Additionally, we reduced the amount of fresh fruits purchased from the market to maintain the quality of our product during the rainy weather in 2011.

Sales from our other products were $1.4 million for 2011 a decrease of $2.1 million, or 61%, compared to $3.5 million for 2010. The amount of sales of other products is expected to be unstable.

Gross Margin

The table below presents the consolidated gross profit of our main products and the consolidated gross margin for 2011 and 2010, respectively: (in thousand dollars)

	2011		2010
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$4,412	18%	$6,034	26%
Concentrated kiwifruit juice and kiwifruit puree	7,661	49%	11,677	60%
Concentrated pear juice	3,182	24%	4,077	32%
Fruit juice beverages	7,905	38%	9,719	43%
Fresh fruits and vegetables	3,746	48%	5,568	48%
Other	$567	42%	$941	27%
Total/Average for gross margin	$27,473	33%	$38,016	41%

Gross profit decreased from $38,016,490 in 2010 to $27,472,584 in 2011, combined with the decrease in revenue, gross margin decreased from 41% in 2010 to 33% in 2011. Details of analysis of such decrease are as follows.

Gross margin for concentrated apple juice and apple aroma decreased from 26% in 2010 to 18% in 2011.  The decrease was primarily caused by the higher price of fresh apple.

Gross margin for concentrated kiwifruit juice and kiwifruit puree also decreased from 60% in 2010 to 49% in 2011. During 2011, due to unexpected weather conditions, the harvest season for kiwifruits was delayed from September to mid-October which in turn delayed our squeezing season for kiwifruits. In addition, the delayed harvest of kiwifruits led to reduced supply of kiwifruits in the fourth quarter which raised the cost of fresh kiwifruits in the market. As a result, our gross margin for concentrated kiwifruit juice dropped.

Gross margin for concentrated pear juice decreased from 32% in 2010 to 24% in 2011. The decrease was mainly caused by higher raw material price of fresh pear.

Gross margin of fruit juice beverages was 38% in 2011, a 5% decrease as compared to 43% of 2010. The decrease was primarily caused by the downward adjustment to the pricing of our beverage products to improve our competitiveness and to gain market share.

Gross margin for fruits and vegetables was 48% for both 2011 and 2010.

Gross margin for other products was 42% for 2011 and was 27% for 2010. Given the relatively low amount of production and sales of other products, their gross margin is expected to be unstable.

Operating Expenses

The following table presents consolidated operating expenses and operating expenses as a percentage of revenue for 2011 and 2010, respectively:

	2011		2010
	Amount	% of revenue	Amount	% of revenue
General and administrative	$5,138,388	6%	$3,449,746	4%
Selling expenses	2,728,129	3%	1,596,819	2%
Research and development	$557,361	1%	1,087,443	1%
Total operating expenses	$8,423,878	10%	$6,134,008	7%

Operating expenses increased $2.3 million or 37% to $8.4 million for 2011 as compared to $6.1 million for 2010.

General and administrative expenses increased $1.7 million or 49% to $5.1 million in 2011, from $3.4 million for 2010. The increase in general and administrative expenses was mainly due to an increase in legal fees related to our current pending litigations, payroll and our directors and officers’ insurance premium.

Selling expenses increased to $2.7 million for 2011, an increase of 71% or $1.1 million, from 1.6 million for 2010. This was mainly due to an increase in shipping, packing and sales rebate expenses related to our beverage sales.

Research and development expenses decreased $0.5 million or 49% from $1.1 million in 2010 to $0.6 million in 2011.

Income from Operations

Income from operations decreased from $31.9 million of 2010 to $19.0 million for 2011, representing a decrease of $12.9 million or 40%. The decrease of income from operations was mainly due to 10% decrease in revenue, 2% increase in cost of goods sold combined with 37% increase in total operating expenses.

Other Income (Expense), Net

Other expense, net was $0.4 million for 2010, compared to other income of $0.2 million for 2011. During 2010, $2,103,832 of change in fair value of warrant liabilities was charged into other expense, while no such expense incurred during 2011.

As we have been recognized as a High and New Technology Enterprise in Shaanxi Province for the past three years, the local government has granted us various subsidies, such as tax reimbursement for export. Subsidy income decreased from $2,452,384 in 2010 to $893,241 in 2011. The amount of subsidy income varies from year to year largely depends on (1) changes in government policies in terms of industries that the policies seek to stimulate at any given period of time; and (2) whether the Company qualifies for such subsidy.

Income Taxes

Our provision for income taxes was $5.1 million in 2011, a decrease of $3.4 million or 40%, comparing with $8.5 million for 2010. The decrease in tax provision was due to reduced income before income taxes. Our consolidated income tax rates were effectively 27% in both 2011 and 2010, respectively.

Noncontrolling Interests

As of December 31, 2011, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests, which is deducted from our net income, was $0.9 million for 2011 compared to $1.8 million for 2010. The decrease in the net income attributable to noncontrolling interests was mainly due to the reduction in the net income generated from SkyPeople (China).

Net Income

Net income was $13.2 million for fiscal 2011, a $8.0 million or 38% decrease from $21.2 million for fiscal 2010. The reasons for the decrease are described elsewhere in this report.

Liquidity and Capital Resources

As of December 31, 2011, we had cash, cash equivalents and restricted cash of $61.5 million, an increase of $11.6 million, or 23%, from $49.9 million as of December 31, 2010. We believe that projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit will provide the necessary capital to meet our projected operating cash requirements for at least the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity. Our restricted cash of $316,396 was used as collateral to obtain a short-term note payable.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $87.6 million as of December 31, 2011, an increase of $9.0 million or 12%, compared to working capital of $78.6 million as of December 31, 2010, mainly due to an increase in cash and inventories, and a decrease in income tax payable and short-term bank loans.

During 2011, our operating activities generated net cash inflow of $26.0 million, an increase of $15.3 million or 143% as compared to $10.7 net cash inflow of 2010. The increase was mainly due to decreases in accounts receivables and other receivables. The most significant sources of increase in working capital for 2011 was the $11.9 million from operating activities due to collection of account receivable and $1.1 million of collection from other receivables. The most significant use of working capital during 2011 was the payment of income tax payables of $2.6 million.

Net cash used in investing activities were $12,939,900 and $7,990,897 for fiscal 2011 and 2010, respectively. Historically, we financed our capital expenditures and other operating expenses through operating cash flows and bank loans. As of December 31, 2011, the balance of short-term bank loans totaled $6.4 million, with interest rates ranging from 4.195% to 10.727% per annum. Of this amount, approximately $5.3 million, was secured by the building, machinery and land usage rights of Huludao Wonder.

On August 30, 2010, we closed the public offering of 5,181,285 shares of our common stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million in net proceeds after deducting underwriting discounts and commissions and offering expenses.  We plan to use the proceeds of the offering on various capital projects in Huludao Wonder. As of December 31, 2011, we had spent approximately $11 million from the net proceeds of the offering on these projects. For more details related to our capital projects please see the section entitled “Huludao Wonder Projects,” “Shaanxi Qiyiwangguo Project,” and “Other Projects” under “Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations.”

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Foreign Currency Exchange Rate Risk

The majority of our sales, cost of manufacturing and marketing are transacted in Chinese yuan.  Consequently, our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and Chinese currencies. Proceeds from equity financings are one of our major sources of working capital, which is denominated in U.S. dollars. Our financial position and results of operations are also affected by fluctuations in exchange rates between the functional currency (which is in U.S. dollars) and currencies used in our foreign operations.  Foreign currency translation adjustments resulted in an increase of $6.3 million and $3.3 million in 2011 and 2010, respectively to shareholders’ equity.

As currency exchange rates change, translation of the statements of operations of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We generally have not hedged against these types of currency risks because cash flows from the PRC operations have been reinvested locally.

Interest Rate Risk

At December 31, 2011, approximately $6.4 million of our outstanding borrowings were subject to changes in interest rates; however, we do not use derivatives to manage this risk. The interest rate on our loans ranges from 4.195% to 10.727% per annum. Approximately $5.3 million, was secured by the buildings, machinery and land usage rights of Huludao Wonder.

Management believes that moderate changes in the prime rate would not materially affect our operating results or financial condition.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company's consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Registrant’s Certifying Accountant

On December 23, 2011, SkyPeople Fruit Juice, Inc. (the “Company”) dismissed its independent registered public accounting firm, BDO Limited (“BDO”), from its engagement with the Company.

On December 24, 2011, the Company engaged Paritz & Company, P.A. (“Paritz”) to serve as its independent registered public accounting firm with immediate effect.

The Company previously reported the changes in its certifying accountant in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on December 30, 2011 as amended on January 13, 2012.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2011.

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

In June 2010, we engaged an internationally recognized third party professional internal control consultant to help evaluate our existing systems and procedures and make improvement recommendations.  The goal of our efforts was to improve our disclosure controls and procedures to ensure that we comply with the financial reporting and control requirements under Sarbanes-Oxley Act. During fiscal year 2011, we adopted various procedures to improve our disclosure controls and procedures as well as our internal controls over financial reporting. Such procedures include procedures related to sales, purchase, inventory, fixed assets purchase, monthly closing procedures as well as transparency enhancing procedures governing related party transactions. Pursuant to our policy and procedures, related parties to a transaction with the Company are required to disclose and confirm any affiliation at the end of the relevant quarter end and sign the related party transaction disclosure list.

Management, including the participation of our CEO and CFO took consideration of the third party internal control consultant’s suggestions when carrying out their evaluation of effectiveness of internal control.

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Our internal control over financial reporting includes those policies and procedures that:

·	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of December 31, 2011. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting as of December 31, 2011 were effective.

The Company has been constantly making efforts in implementing our existing and newly adopted procedures to improve our disclosure controls and internal controls over financing reporting.

Changes to Internal Control over Financial Reporting

There has been no changes to our internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of March 25, 2012 the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Yongke Xue	45	Director, chief executive officer
Cunxia Xie (1)	43	chief financial officer
Xiaoqin Yan	33	Director
Guolin Wang (2) (3) (4)	48	Director
John W. Smagula (2) (3) (4)	41	Director
Norman Ko (2) (3) (4)	47	Director
Baosheng Lu (4)	49	Director
Tao Wang (4)	36	Director

(1) Cunxia Xie was appointed chief financial officer on September 21, 2011 (2) Member of the audit committee
(3) Member of the compensation committee (4) Member of the evaluation committee

Yongke Xue, Chief Executive Officer and Director

Mr. Xue has been serving as one of our chief executive officer and one of directors since February 26, 2008 upon consummation of a reverse merger transaction and has been serving as our CEO since February 2008. Mr. Xue is the brother of the sole beneficial owner of 11,736,626 shares of the Company’s Common Stock owned of record by Fancylight. Mr. Xue has served as the director of SkyPeople (China) since December 2005. Mr. Xue served as the general manager of Hede from December 2005 to June 2007. Prior to that, he served as the business director of the investment banking division of Hualong Securities Co., Ltd. from April 2001 to December 2005. He also acted as the vice general manager of Shaanxi Huaye Foods Co., Ltd. from July 1998 to March 2001. Mr. Xue graduated from Xi’an Jiaotong University with an MBA in 2000. Mr. Xue graduated with a Bachelor’s degree in Metal Material & Heat Treatment from National University of Defense Technology in July 1989. The Board believes that Mr. Xue’s vision, leadership and extensive knowledge of the Company is essential to the development of its strategic vision.

Cunxia Xie, Chief Financial Officer

Ms. Cunxia Xie has been serving as our chief financial officer since September 21, 2011. Prior to that, she served as chief financial officer of SkyPeople Juice Group Co., Ltd. a company organized under the laws of the People’s Republic of China and a 99.78% indirectly-owned subsidiary of the Company since 2009.  From 2003 to 2009, Ms. Xie served as Financial Accounting Manager at China Haisheng Juice Holding Corporation, a company listed on the Hong Kong Stock Exchange.  Ms. Xie is experienced in corporate management, financial accounting and internal control in China. Ms. Xie earned an undergraduate diploma in accounting by passing the Chinese National Self-examination in Financial Accounting in 1994.  She graduated from Shaanxi Light Industry School and received an associate degree in Financial Accounting in 1990.  She received one month training in Advanced Business Management and Advanced Financial and Accounting Management in April 2008 and July 2007 at Qinghua University, respectively. The Board believes that Ms. Xie’s extensive knowledge of the Company and experience of working in the fruit juice industry is crucial to the development of the company.

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

Baosheng Lu, Director

Mr. Lu has been serving as one of our directors since November 7, 2011. He has been serving as Director of Jiangsu Office of Beijing Huashen (Zhongshen) Accounting Co., Ltd. since November 2011. Mr. Lu served as a Manager of Shanghai Donghua (Dongshen) Accounting Co., Ltd. from 2000 through 2010. Mr. Lu earned a Master of Law from Chinese Academy of Social Science in 2003 specializing in Civil and Commercial Law, and a Bachelor of Accounting from South Western University of Finance and Economics in 1989. Mr. Lu is a licensed CPA in China with 20 years of experience. He has assisted around 20 companies in going public in China and participated in the financial auditing and project auditing for a couple of large state-owned enterprises. He is also a Deputy Secretary of Shaanxi Western Development Fund and holds an independent director certificate granted jointly by China Securities Association and Shanghai National Accounting Institute. The Board believes that Mr. Lu’s extensive knowledge and experience in accounting is important to the Company’s internal controls and financial reporting.

Tao Wang

Mr. Wang has been serving as one of our directors since November 7, 2011Tao Wang has been a senior legal counsel at Shaanxi Silkroad Law Firm since October 2011. He was an associate attorney of Shaanxi Dongrui Law Firm from July 2007 to September 2011. He worked as a Human Resources supervisor for Shaanxi Tianju Investment Group Ltd. from August 2004 to July 2007. Mr. Wang obtained his LL.B. degree from the Xi'an University of Finance and Economics in July 2000 and is a licensed attorney in China. Mr. Wang has litigated a large number of cases in China. He has also advised a number of merger and acquisition as well as private equity transactions in recent years. The Board believes that Mr. Wang’s knowledge and experience in Chinese laws is important to the Company’s risk assessment and capital market decisions.

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

Mr. John Smagula was elected a director to the Company’s board of directors on June 28, 2010, and a Form 3 was filed to report the event on October 6, 2010.

Messrs. Tao Wang and Baosheng Lu were elected directors to the Company’s board of directors on November 7, 2011, a Form 3 was filed by each of them on December 19, 2011 to report the event.

On May 4, 2011, Spring Liu, our former chief financial officer, filed a Form 4 to report various transactions of the Company’s common stock held by her spouse occurred between January 2010 through August 2010. On February 28, 2011, Ms. Liu returned the profit from such trades in the aggregate amount of $8,452 to the Company.  Ms. Liu resigned from her position as the Company’s chief financial officer on September 21, 2011. A Form 4 has not been filed to report Ms. Liu’s exit from Section 16 obligations.

Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons, the Company believes that, other than as described above, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended December 31, 2011.

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

Committees of the Company’s Board of Directors

The Board held four regularly scheduled and special meetings during fiscal year 2011.  All of the directors attended (in person or by telephone) all of the Board meetings and any committees of the Board on which they served during the fiscal year. Directors are expected to use their best efforts to be present at the shareholders annual meeting. All of our directors attended the August 18, 2011 shareholders annual meeting.

Audit Committee

On April 25, 2008, the Board formed an audit committee. Messrs. Ko, Smagula and Wang currently serve on the audit committee, which is chaired by Mr. Ko. Each member of the audit committee is “independent” as that term is defined in the rules of the SEC and within the meaning of such term as defined under the rules of the NASDAQ Global Market. The Board has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee. The audit committee held eight meetings during fiscal year 2011. Our Board has determined that Mr. Ko is an “audit committee financial expert,” as defined under the applicable SEC rules.

Compensation Committee

On April 25, 2008, the Board formed a compensation committee. During fiscal year 2010, Messrs. Ko, Wang and Fields served on the compensation committee, which was chaired by Mr. Ko.  Each member of the compensation committee is “independent” as that term is defined in the SEC rules and within the meaning of such term as defined under the rules of the NASDAQ Global Market, a “nonemployee director” for purposes of Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. Effective at our 2010 shareholders annual meeting held on June 28, 2010, Mr. Fields retired from his position on the Board. Mr. Smagula served on the compensation committee after that date. No interlocking relationship exists between the Board or the compensation committee and the Board or compensation committee of any other company, nor has any interlocking relationship existed during the last fiscal year. The compensation committee held five meetings during fiscal year 2011.

Evaluation Committee

On November 7, 2011, the existing independent directors of the Board, consisting of Messrs. John Smagula, Norman Ko and Guolin Wang appointed Baosheng Lu and Tao Wang to serve as members of an evaluation committee of the Board. The Board previously approved the establishment of an evaluation committee of the Board and charged the independent directors to appoint members of the evaluation committee in response to certain demand letters that the Company received from a shareholder of the Company.

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

The evaluation committee held two meetings during fiscal year 2011.

Other Committees

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

ITEM 11 – EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Objectives

We operate in a highly competitive and rapidly changing industry. The key objectives of our executive compensation programs are to:

●	attract, motivate and retain executives who drive our success and industry leadership; and

●	provide each executive, from vice president to CEO, with a base salary on the market value of that role, and the individual’s demonstrated ability to perform that role.

2011  Stock Incentive Plan

On August 18, 2011, upon board recommendation, at the annual meeting our the shareholders, our shareholder approved a Stock Incentive Plan (the “Plan”). The purpose of the Plan is to provide an additional inducement for selected employees, consultants and non-employee directors who provide services to the Company, to reward such selected individuals by providing an opportunity to acquire incentive awards, and to provide a means through which we may attract able persons to enter the employment of or engagement with the Company.  Up to 1,000,000 shares of Stock (subject to adjustment in the event of Stock splits and other similar events) may be issued pursuant to awards granted under the Plan.

The Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and incentive compensation awards paid in cash or Stock to selected employees, consultants and non-employee directors of the Company.  Options granted under the Plan may be “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified options, and will be designated as such. At present, there are approximately 400 employees and consultants and three non-employee directors eligible to participate in the Plan.  The Plan will be administered by the Board of Directors or a committee of the Board. The administrator will have complete discretion to select the optionees and to establish the terms and conditions of each option, subject to the provisions of the Plan.
We believe that the future success of the Company depends, in large part, upon the ability of the Company to maintain a competitive position in attracting, retaining and motivating key personnel. As of the date of this report, no decision have been made regarding future awards under the Plan.

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

Our compensation program only contains base annual salary in 2011 and 2010.

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

Summary Compensation of Named Executive Officers

Our executive officers do not receive any compensation for serving as executive officers of Pacific or us. However, except for our CEO, the remaining executive officers are compensated by and through SkyPeople (China). Our CEO, Yongke Xue, has not received any compensation from us or any of our subsidiaries for his services in the past three years. The following table sets forth information concerning cash and non-cash compensation paid by SkyPeople (China) to our named executive officers for 2011 and 2010, respectively.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue	12/31/2011	$200,000	-	-	-		-	-	-	$200,000
	12/31/2010	$200,000	-	-	-		-	-	-	$200,000
Cunxia Xie (1)	12/31/2011	$18,000								$18,000
Spring Liu (2)	12/31/2011	$120,000								$120,000
Spring Liu	12/31/2010	$160,000				(3)			3,000 (4)	$163,000

(1)	Ms. Cunxia Xie was appointed as the CFO of the Company on September 21, 2011.
(2)	Ms. Spring Liu resigned from her position as the CFO of the Company on September 21, 2011.
(3)
On December 9, 2009, we issued Ms. Liu a warrant to purchase an aggregate of 100,000 shares of our Common Stock at an exercise price of $4.50 per share. As of December 31, 2011, Ms. Spring Liu had exercised no warrants.

(4)	The Company contribution to Simple IRA (Savings Incentive Match Plan for Employees).

Outstanding equity awards at December 31, 2011

The following table presents certain information concerning outstanding equity awards held by each of our named executive officers at December 31, 2011.

Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Yongke Xue	-	-	-
Cunxia Xie	-	-	-
Spring Liu	100,000	-	-	4.50	December 9, 2014

Compensation of Directors

Our directors did not receive compensation for their service on the board of directors for 2006 and 2007.

Starting in 2008, we began (i) paying each of our nonemployee directors residing in the United States an annual fee of $25,000, (ii) reimbursing our directors for actual, reasonable and customary expenses incurred in connection with the performance of their duties as board members and (iii) paying the chairman of our audit committee a fee of $25,000 for his or her service as chairman.

In November 2011, the Board of Directors adopted a resolution to compensate each of Messrs. Tao Wang and Baosheng Lu at RMB 50,000 per annum for their services as directors. The following table sets forth information concerning cash and non-cash compensation paid by us to our directors during 2011.

Name	Fees Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue	-	-	-	-	-	-	-
Xiaoqin Yan	-	-	-	-	-	-	-
Guolin Wang	-	-	-	-	-	-	-
Norman Ko	$30,000	-	-	-	-	-	$30,000
John Smagula	$30,000	-	-	-	-	-	$30,000
Tao Wang (1)	$1,200	-	-	-	-	-	$1,200
Baosheng Lu (1)	$1,200	-	-	-	-	-	$1,200

(1)
Both Tao Wang and Baosheng Lu will be paid an annual director fee RMB 50,000 per year in cash. Since Tao Wang and Baosheng Lu were appointed as members of the Board of Directors on November 7, 2011, $1,200 were paid in cash during 2011 as compensation to their service as members of the Board of Directors and to serve as members of the evaluation committee.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is our equity compensation plan information:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	N/A (2)	1,000,000
Equity compensation plans not approved by security holders (3)	175,000	$4.50	-
Total	175,000	N/A	1,000,000

(1)	Consists of Stock Incentive Plan, which was approved by the Company’s annual meeting of shareholders on August 18, 2011.
(2)
The exercise price of options granted and stock appreciation rights under the Plan may be no less than the fair market value of the Company’s Stock on the date of grant. Since no options have been granted under the plan, the weighted-average exercise price is not available.

(3)
Consists of a warrant held by our former CFO, Ms. Spring Liu exercisable for up to 100,000 shares of the Company’s Common Stock at an exercise price of $4.50 per share. These warrants will expire on December 9, 2014; and warrants to purchase 75,000 shares of the Company’s common stock at the exercise price of $4.50 during the period from July 25, 2011 to July 25, 2014 as partial compensation to HCI on July 25, 2011, pursuant to Investor Relations Consulting Agreement with Hayden Communications International, Inc. (“HCI”) dated December 1, 2009.

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of March 25, 2012 by:

·	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

·	each of our named executive officers;

·	each of our directors; and

·	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 25,690,402 shares of our Common Stock outstanding as of March 25, 2012.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of March 25, 2012 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of March 25, 2011 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o SkyPeople Fruit Juice, Inc., 16/F, National Development Bank Tower, No. 2 Gaoxin 1st Road, Xi’an, Shaanxi Province, PRC 710075.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
5% Shareholders
Hongke Xue (1)	11,736,626	45.7%
Barron Partners LP (2)	1,456,647	6.9%
Lin Bai (3)	1,467,078	5.7%

Directors and Named Executive Officers
Yongke Xue	174,355	*
Cunxia Xie	—	—
Yiaoqin Yan	—	—
Guolin Wang	—	—
Norman Ko	2,820	*
John Smagula	—	—
Tao Wang	—	—
Baosheng Lu	—	—
All current directors and executive officers as a group (8 persons)	177,175	*

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

(2)	Consists of (a) an aggregate of 971,099 shares of our Common Stock issuable upon conversion of Series B preferred stock. The address for Barron Partners is 730 Fifth Avenue, 9th Floor, New York, New York 10019.

(3)	Consists of 1,467,078 shares owned by China Tianren Organic as attorney-in-fact for certain persons. China Tianren Organic is a British Virgin Islands company. China Tianren Organic and Lin Bai entered into a voting trust and escrow agreement dated as of February 25, 2008 pursuant to which Lin Bai was appointed as voting trustee under a voting trust created with respect to all of such shares. Therefore, Lin Bai may be deemed to be the sole beneficial owner of such shares.

* Less than one percent.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There has not been any reportable transaction between a related person and us since January 1, 2010.

Director Independence

We currently have seven directors. Five of our current directors, Messrs. Guolin Wang, Norman Ko, John Smagula, Tao Wang and Baosheng Lu are determined by our board as “independent directors” as defined under the rules of the NASDAQ Global Market, constituting a majority of independent directors of the Board as required by the rules of the NASDAQ Global Market.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years 2011 and 2010. All of the services described in the following fee table were approved in conformity with the audit committee’s pre-approval process.

	2011	2010
Audit Fees	$197,250	$231,000
Tax Fees	4,500	11,500
Total	$201,750	$242,500

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by BDO Limited and Paritz & Company, P.A. (“Paritz”) for professional services rendered for the audit of our fiscal 2011 and 2010 annual financial statements and for the review of the financial statements included in our quarterly reports as well as review of our responses to the SEC.

Audit fees for 2011 include (i) quarterly review fees of $97,250 billed by BDO Limited; (ii) $12,000 billed by BDO Limited for reviewing our responses to SEC comments and (iii) $100,000 the audit of the consolidated financial statements for fiscal 2011 billed by Paritz & Company, P.A.

Audit fees for 2010 included fees of (i) $24,000 for quarterly reviews billed by BDO Limited, (ii) $170,000 billed or billable by BDO Limited for the audit of the consolidated financial statements, (iii) $30,000 for services in respect to the filing of our Registration Statement on Form S-1 that became effective on August 24, 2010 provided by BDO Limited, (iv) $3,500 for the consent to file and reissuance of an audit report dated March 27, 2009 on financial statement for the year ended December 31, 2008 billed by Child, Van Wagoner & Bradshaw, PLLC., and (v) $3,500 regarding the consent to file Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 that went effective on August 24, 2010 billed by Child, Van Wagoner & Bradshaw, PLLC.

Tax Fees

The amounts set forth opposite “Tax Fees” above reflect the aggregate fees billed for fiscal 2011 and 2010 for professional services rendered for tax compliance and return preparation. The compliance and return preparation services consisted of the preparation of original and amended tax returns and support during the income tax audit or inquiries.

The Board audit committee’s policy is to pre-approve all audit services and all non-audit services that our independent accountants are permitted to perform for us under applicable federal securities regulations. The audit committee’s policy utilizes an annual review and general pre-approval of certain categories of specified services that may be provided by the independent accountant, up to pre-determined fee levels. Any proposed services not qualifying as a pre-approved specified service, and pre-approved services exceeding the pre-determined fee levels, require further specific pre-approval by the audit committee. The audit committee has delegated to the Chairman of the audit committee the authority to pre-approve audit and non-audit services proposed to be performed by the independent accountants. Our audit committee was established in April 2008. Therefore, all the services provided by Paritz and BDO Limited in fiscal 2011 and 2010 were pre-approved by the audit committee.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a) (1)    FINANCIAL STATEMENTS:

The following financial statements, including notes thereto and the independent auditors’ report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page F-1 hereof:

1.	Management’s Report on Internal Control over Financial Reporting
2.	Report of Independent Public Registered Accounting Firm

3.	Consolidated Balance Sheets
4.	Consolidated Statements of Income and Comprehensive Income

5.	Consolidated Statements of Shareholders’ Equity
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

3.7	Amendment of Article VII of the By-law. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on July 14, 2011.
3.8	Bylaws of SkyPeople Juice, Inc. Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011.
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

10.3
Exchange Agreement, dated as of May 28, 2009 between the Registrant, Barron Partners LP and Eos Holdings, LLC. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2009, the “June 2009 8-K.”

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

10.16	English Translation of Credit Facility Agreement dated July 19, 2010 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Huludao Bank Co., Ltd,*
10.17	English Translation of Credit Facility Agreement dated September 9, 2010 between SkyPeople Juice Group Co. Ltd. And Xi’an Kejilu Branch of China Merchants Bank.*
10.18	English Translation of Credit Facility Agreement dated May 10, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. *
10.19	English Translation of Credit Facility Agreement dated February 3, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. *
10.20	English Translation of Credit Facility Agreement dated December 6, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. *
10.21	English Translation of Credit Facility Agreement dated December 7, 2010 between SkyPeople Juice Group Co. Ltd. and China CITIC Bank, Xi’an Kejilu Branch.*
10.22
English Translation Of Credit Facility Agreement dated December 30, 2010 Between Skypeople Juice Group Co. Ltd. and Hi-Tech Industrial Development Zone, Xi' A Branch Of China Construction Bank. Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q filed with the Commission on May 16, 2011.

10.23
A copy of the complaint for the civil action against Absaroka Capital and Kevin Barns as filed by the Company with the United States District Court for the District of Wyoming. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the Commission on July 8, 2011.

10.24	Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 14, 2011.
10.25	Indemnification Agreement Between SkyPeople Juice, Inc. and Yongke Xue. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.26	Indemnification Agreement Between SkyPeople Juice, Inc. and Xiaoqin Yan. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.27	Indemnification Agreement Between SkyPeople Juice, Inc. and Guolin Wang. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.28	Indemnification Agreement Between SkyPeople Juice, Inc. and Spring Liu. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.29	Indemnification Agreement Between SkyPeople Juice, Inc. and John W. Smagula. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.30	Indemnification Agreement Between SkyPeople Juice, Inc. and Norman Ko. Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
16.1	Letter from Tavarsan Askelson & Registrant LLP dated March 6, 2008. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on March 6, 2008.
16.2	Letter from Child, Van Wagoner & Bradshaw, PLLC dated December 14, 2009. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on December 14, 2009.
16.3	Letter from BDO Limited to dated December 23, 2011. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on December 30, 2011.
21.1	Description of Subsidiaries of the Registrant*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32	Section 1350 Certification. **
101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**

*Filed herewith
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

SkyPeople Fruit Juice, Inc.

/s/ Yongke Xue
By: Yongke Xue
Chief Executive Officer and Director
(principal executive officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yongke Xue and Cunxia Xie, and each of them, their attorneys-in-fact and agents, each with the power of substitution, for them in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature

Name and Title	Date

/s/ Yongke Xue
Yongke Xue
Chief Executive Officer and Director
(principal executive officer)	March 28, 2012

/s/ Cunxia Xie
Cunxia Xie
Chief Financial Officer
(principal financial officer and accounting officer)	March 28, 2012

/s/ Xiaoqing Yan
Xaioqing Yan, Director	March 28, 2012

/s/ Guolin Wang
Guolin Wang, Director	March 28, 2012

/s/ John Smagula
John Smagula, Director	March 28, 2012

/s/ Norman Ko
Norman Ko, Director	March 28, 2012

/s/ Tao Wang
Tao Wang, Director	March 28, 2012

/s/ Baosheng Lu
Baosheng Lu, Director	March 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SkyPeople Fruit Juice, Inc.

We have audited the accompanying consolidated balance sheet of SkyPeople Fruit Juice, Inc. as of December 31, 2011 and the related consolidated statement of income and comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SkyPeople Fruit Juice, Inc. as of December 31, 2011 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Paritz & Company, P.A.

Hackensack, New Jersey
March 20, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
SkyPeople Fruit Juice, Inc.

We have audited the accompanying consolidated balance sheet of SkyPeople Fruit Juice, Inc. as of December 31, 2010 and the related consolidated statement of income and comprehensive income, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SkyPeople Fruit Juice, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Limited
Hong Kong, March 31, 2011

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$61,154,007	$49,350,385
Restricted cash	316,396	505,581
Accounts receivables, net of allowance of $46,529 and $ 44,405 as of December 31, 2011 and 2010, respectively	35,999,858	46,029,962
Other receivables	192,032	1,272,648
Inventories	6,126,376	5,436,117
Deferred tax assets	174,285	-
Advances to suppliers and other current assets	66,528	31,604
TOTAL CURRENT ASSETS	104,029,482	102,626,297

PROPERTY, PLANT AND EQUIPMENT, NET	44,277,228	36,337,251
LAND USE RIGHT, NET	6,673,496	6,541,825
OTHER ASSETS	5,323,162	1,694,486
TOTAL ASSETS	$160,303,368	$147,199,859

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$2,972,916	$3,446,797
Accrued expenses	4,701,054	4,871,934
Income tax payable	1,910,779	4,377,039
Advances from customers	178,857	573,609
Short-term bank loans	6,425,713	10,238,856
Short-term notes payable	284,654	505,581
TOTAL CURRENT LIABILITIES	16,473,973	24,013,816

SHAREHOLDERS' EQUITY

SkyPeople Fruit Juice, Inc, Stockholders' equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,456,647 issued and outstanding as of December 31, 2011 and 2010	1,457	1,457
Common stock, $0.001 par value; 66,666,666 shares authorized; 25,690,402 shares issued and outstanding as of December 31, 2011 and 2010	25,690	25,690
Additional paid-in capital	59,189,374	59,189,374
Retained earnings	64,623,453	51,418,283
Accumulated other comprehensive income	14,086,620	7,823,967
Total SkyPeople Fruit Juice, Inc. stockholders' equity	137,926,594	118,458,771
Non-controlling interests	5,902,801	4,727,272
TOTAL EQUITY	143,829,395	123,186,043
TOTAL LIABILITIES AND EQUITY	$160,303,368	$147,199,859

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2011	2010
Revenue	$84,021,429	$93,249,629
Cost of goods sold	56,548,845	55,233,139
Gross profit	27,472,584	38,016,490

Operating Expenses
General and administrative expenses	5,138,388	3,449,746
Selling expenses	2,728,129	1,596,819
Research and development expenses	557,361	1,087,443
Total operating expenses	8,423,878	6,134,008

Income from operations	19,048,706	31,882,482

Other income (expenses)
Interest income	277,458	108,345
Subsidy income	893,241	2,452,384
Interest expense	(849,743)	(801,496)
Change in fair value of warrant liabilities	-	(2,103,832)
Others	(149,015)	(44,550)
Total other income (expenses)	171,941	(389,149)

Income before income tax	19,220,647	31,493,333
Income tax provision	5,089,285	8,520,884
Net income	14,131,362	22,972,449

Less: Net income attributable to non-controlling interests	926,192	1,791,873

NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$13,205,170	$21,180,576

Earnings per share:
Basic earnings per share	$0.50	$0.92
Diluted earnings per share	$0.50	$0.92

Weighted average number of shares outstanding
Basic	25,690,402	21,673,969
Diluted	26,661,500	23,104,534

Comprehensive Income
Net income	$14,131,362	$22,972,449
Foreign currency translation adjustment	6,511,990	3,509,514
Total Comprehensive income	$20,643,352	$26,481,963
Comprehensive income attributable to non-controlling interests	1,175,529	1,965,126
Comprehensive income attributable to SkyPeople Fruit Juice, Inc.	$19,467,823	$24,516,837

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional paid-in capital	Retained earnings	Accumulative other comprehensive income	Non- controlling interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	3,448,480	$3,448	17,952,894	$17,953	$26,699,154	$30,237,707	$4,487,706	$2,762,146	$64,208,114
Net income	-	-	-	-	-	21,180,576	-	1,791,873	22,972,449
Foreign currency translation adjustment	-	-	-	-	-	-	3,336,261	173,253	3,509,514
Issurance of Common Stock on public offering	-	-	5,181,285	5,181	23,876,785	-	-	-	23,881,966
Issuance of Common Stock upon exercise of warrants and conversion of Preferred Stock	(1,991,833)	(1,991)	2,556,223	2,556	8,613,435	-	-	-	8,614,000
Balance at December 31, 2010	1,456,647	1,457	25,690,402	25,690	59,189,374	51,418,283	7,823,967	4,727,272	123,186,043
Net income	-	-	-	-	-	13,205,170	-	926,192	14,131,362
Foreign currency translation adjustment	-	-	-	-	-	-	6,262,653	249,337	6,511,990
Balance at December 31, 2011	1,456,647	$1,457	25,690,402	$25,690	$59,189,374	$64,623,453	$14,086,620	$5,902,801	$143,829,395

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,131,362	$22,972,449
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,552,740	2,393,856
Changes in fair value of warrant liabilities		2,103,832
Loss on dispose of properties and equipment	142,380	-
Deferred tax assets	(174,285)	-
Changes in operating assets and liabilities
Accounts receivable	11,932,885	(17,241,524)
Other receivable	1,113,111	(1,015,249)
Advances to suppliers and other current assets	(34,243)	1,494,672
Inventories	(419,708)	(334,713)
Accounts payable	(623,141)	654,334
Accrued expenses	(382,650)	(2,025,274)
Short-term notes payable	(239,119)	492,396
Income tax payable	(2,609,659)	1,652,495
Advances from customers	(411,869)	(457,945)
Net cash provided by operating activities	25,977,804	10,689,329

CASH FLOWS FROM INVESTING ACTIVITIES
Prepayment for other assets	(5,147,903)	(293,424)
Additions to property, plant and equipment	(7,791,997)	(7,697,473)
Net cash used in investing activities	(12,939,900)	(7,990,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Stock issurance, net of related expenses	-	27,014,219
Decreased in restricted cash	208,154	(505,581)
Repayment of short-term bank loans	(8,433,584)	(17,966,987)
Proceeds from short-term bank loans	4,235,865	22,480,860
Net cash provided by (used in) financing activities	(3,989,565)	31,022,511

Effect of change in exchange rate	2,755,283	1,224,942

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,803,622	34,945,885
Cash and cash equivalents, beginning of year	49,350,385	14,404,500
Cash and cash equivalents, end of year	$61,154,007	$49,350,385

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$849,743	$801,496
Cash paid for income taxes	$7,853,661	$6,885,032

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Change in fair value of warrant liability	$-	$2,103,832
Transferred from other assets to property, plant and equipment and construction in process	$1,687,012	$3,416,096

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010

1.	CORPORATE INFORMATION

SkyPeople Fruit Juice, Inc. (“SkyPeople” or the “Company”), formerly known as Entech Environmental Technologies, Inc. (“Entech”) and Cyber Public Relations, Inc. (“Cyber Public Relations”), was initially incorporated on June 29, 1998 under the laws of the State of Florida.

The Company, through its wholly owned subsidiary Pacific Industry Holding Group Co., Ltd. (“Pacific”)  is a holding company for SkyPeople Juice Group Co., Ltd. (“SkyPeople (China)”), a company organized under the laws of the People’s Republic of China (“PRC”), in which Pacific holds a 99.78% ownership interest (which was increased from 99% on  December 7, 2010), SkyPeople (China) is engaged in the business of producing and selling a wide variety of fruit products, including fruit juice concentrates, fruit juice drinks, fruit-related products.

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

On June 17, 2009, the Company incorporated a new Delaware corporation called Harmony MN Inc. (“HMN”) to be a wholly-owned subsidiary of the Company with offices initially in California to act as a sales company. The Company has not yet commenced operating business.

On November 25, 2009, SkyPeople (China) completed the Acquisition of Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) for an aggregate cash purchase price of RMB 22,700,000 (approximately $3,325,520 based on the exchange rate of November 18, 2009) pursuant to a Stock Purchase Agreement dated November 18,2009.Yingkou commenced operating activities in the fourth quarter of 2010.

In the first quarter of 2011, Mr. YongkeXue transferred 100% ownership interest of a company that he had previously registered under his name in Hong Kong to Pacific for no consideration. The registered capital of this company was HK $10,000, or approximately $1,286 based on the exchange rate on March 31, 2011. The company was renamed as SkyPeople Juice International Holding (HK) Limited and it is currently expected to be used by the Company as a vehicle to conduct business in South Asia in the future, especially in the fresh fruits and fruits beverage business. This company had no operating activities since the date of incorporation. On April 15, 2011, this related party transaction was ratified by the Company’s Audit Committee according to the Company’s Related Party Transaction Policy.

The principal activities of the Company and its subsidiaries consist of production and sales of fruit concentrate, fruit juice beverages, and other fruit related products in the PRC and overseas markets.  All activities of the Company are principally conducted by subsidiaries operating in the PRC.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

The Company’s functional currency is the Chinese Renminbi (RMB); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (USD).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010

Fair Value of Financial Instruments

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

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010

	For the Years Ended December 31,
	2011	2010
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)	$13,205,170	$21,180,576
Net income allocated to Preferred Stock	(480,668)	(1,294,133)
Net income to common stockholders (numerator for Basic EPS)	$12,724,502	$19,886,443

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average Common Stock outstanding	25,690,402	21,673,969
DENOMINATOR FOR BASIC EPS	25,690,402	21,673,969

Add: Weighted average preferred stock as if converted	971,098	1,410,070
Add: Weighted average stock warrants outstanding	-	20,495
DENOMINATOR FOR DILUTED EPS	26,661,500	23,104,534
EPS – Basic	$0.50	$0.92
EPS – Diluted	$0.50	$0.92

The diluted earnings per share calculation for the year ended December 31, 2011 did not include the warrants to purchase up to 175,000 shares of common stock, because their effect was anti-dilutive.

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

Restricted Cash

Restricted cash consists of cash equivalents used as collateral to secure short-term notes payable.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to our customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts if required.

We determine whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010

Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that we should abandon such efforts.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There was no bad debt expense during the years ended December 31, 2011 and 2010, respectively. Our credit term for distributors with good credit history is from 30 days to 120 days. As of December 31, 2011, no accounts receivables have been outstanding for over 120 days. As of December 31, 2010, 3.1% of accounts receivable were outstanding for over 120 days.

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $1,420,043 and $1,417,299 for 2011 and 2010, respectively, are reported in the Consolidated Statements of Income and Comprehensive Income as a component of selling expenses.

Government Subsidies

A government subsidy is recognized only when the Company complies with any conditions attached to the grant and there is reasonable assurance that the grant will be received.

The government subsidies recognized were $893,241 and $2,452,384 for the years ended December 31, 2011 and 2010, respectively, and are included in other income of the consolidated statements of income and comprehensive income.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide a choice of net-cash settlement or settlement in the Company’s  own shares (physical settlement or net-share settlement) provided that such contracts are indexed to the Company’s stock as defined in ASC 815-40 ("Contracts in Entity's Own Equity"). The Company  classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s  control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Stock-Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of  common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards,  the fair value of the award on the date of grant is calculated in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred and are included in selling expenses. The Company incurred $45,825 and $12,167 in advertising and promotional costs for the years ended December 31, 2011 and 2010, respectively.

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

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Foreign Currency and Other Comprehensive Income

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency; however, the functional currency and the reporting currency of the Company are the United States dollar (“USD”).  Assets and liabilities of the Company’s foreign subsidiaries have been translated into USD using the exchange rate at the balance sheet date while equity accounts are translated using the historical exchange rate.  The average exchange rate for the period has been used to translate revenues and expenses.  Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Other comprehensive income for the year ended December 31, 2011 and 2010 represented foreign currency translation adjustments and were included in the consolidated statements of income and comprehensive income.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010

Land Use Right

The Company paid in advance for land use rights according to Chinese law. Prepaid land use rights are being amortized and recorded as lease expenses using the straight-line method over the use terms of the lease, which are 40 to 50 years.

Reportable Segments

We have six operating segments for financial reporting purposes for all periods presented in our consolidated financial statements in accordance with FASB ASC 280 “Segment Reporting.”

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

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards.  For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 will have no material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated) and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 —Intangibles —Goodwill and Other (Topic 350). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010

In December 2011, the FASB issued ASU No. 2011-11 —Balance Sheet (Topic 210). The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 —Comprehensive Income (Topic 220). The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	INVENTORIES

Inventories by major categories are summarized as follows:

	December 31,
	2011	2010
Raw materials and packaging	$576,028	$641,629
Finished goods	5,550,348	4,794,488
Inventories	$6,126,376	$5,436,117

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2011	December 31, 2010
Machinery and equipment	$30,856,247	$24,146,615
Furniture and office equipment	178,045	276,436
Motor vehicles	443,870	443,282
Buildings	25,777,820	20,815,727
Construction in progress	-	6,903
Subtotal	57,255,982	45,688,963
Less: accumulated depreciation	(12,978,754)	(9,351,712)
Property, plant and equipment, net	$44,277,228	$36,337,251

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010

There were no impairment provisions made at December 31, 2011 and 2010.

Depreciation expense included in general and administration expenses for the year ended December 31, 2011 and 2010 was $444,877 and $177,113, respectively. Depreciation expense included in cost of sales for the year ended December 31, 2011 and 2010 was $2,931,041 and $1,963,531, respectively.

5.	LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. The government of the PRC, its agencies and collectives hold all land ownership.  Companies or individuals are authorized to use the land only through land usage rights granted by the PRC government. Land usage rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Accordingly, the Company paid in advance for land usage rights. Prepaid land usage rights are being amortized and recorded as lease expenses using the straight-line method over the terms of the leases, which range from 40 to 50 years. The amortization expense was $176,822 and $253,212 for fiscal years 2011and 2010, respectively. The following table sets forth land usage rights of the Company as of December 31, 2011 and 2010, respectively.

	December 31,
	2011	2010
Cost	$7,777,929	$7,422,860
Less：Accumulated amortization	(1,104,433)	(881,035)
	$6,673,496	$6,541,825

6.	INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the year ended December 31, 2011 and 2010. The applicable income tax rate for the Company for both of the years ended December 31, 2011 and 2010 was 27%. The amount of unrecognized deferred tax liabilities for temporary differences related to the dividend from foreign subsidiaries is not determined because such determination is not practical.

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

Should the Company’s PRC subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be $6,817,768 and $4,999,432 as of December 31, 2011 and 2010, respectively.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, Income Taxes. Since SkyPeople (China) intends to reinvest its earnings to further expand its businesses in mainland China, its PRC subsidiaries do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, the Company has not recorded any deferred taxes in relation to US tax on the cumulative amount of undistributed retained earnings since January 1, 2008.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The reconciliation of income tax expense at the U.S. statutory rate of 35% in 2011 and 2010, to the Company's effective tax rate is as follows:

	Year ended December 31,
	2011	2010

U.S. Statutory rate	$6,727,227	$11,022,667
Tax rate difference between China and U.S.	(2,037,985)	(3,197,995)
Change in Valuation Allowance	405,721	-
Permanent difference	(5,678)	696,212
Effective tax rate	$5,089,285	$8,520,884

The provisions for income taxes are summarized as follows:	Year ended December 31,
	2011	2010
Current	$5,263,570	$8,520,884
Deferred - United States	(405,721)	-
Deferred - China	(174,285)	-
Valuation allowance - United States	405,721	-
Total	$5,089,285	$8,520,884

The tax effects of temporary differences that give rise to the Company's net deferred tax asset as of December 31, 2011 and 2010 are as follows:

	Year ended December 31,
	2011	2010
Net operating loss carryforward - United States	$405,721	$-
Accrued expenses	172,844	-
Others	1,441	-
	580,006	-
Less valuation allowance	(405,721)	-
Deferred tax assets	$174,285	$-

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010

7.	SHORT-TERM BANK LOANS

Short-term bank loans consist of the following loans collateralized by assets of the Company:

	December 31,
	2011	2010

Loan payable to China Construction Bank due on February 4, 2012, bearing interest at 4.4794% per annum, collateralized by certain accounts receivable of SkyPeople (China) This loan was paid off in January 2012	$420,387	$-

Loan payable to China Citck Bank due on February 3, 2012, bearing interest at 4.19465% per annum, collateralized by certain accounts receivable of SkyPeople (China) This loan was paid off by February 2012	720,367	-

Loan payable to Bank of Huludao, Suizhong branch due on June 22, 2012, bearing interest at 10.727% per annum, collateralized by the buildings, machinery and land usage rights of Huludao Wonder	5,284,959	5,043,696

Loan payable to China Construction Bank due on December 5, 2011, bearing interest at 5.56% per annum, collateralized by the office building of SkyPeople (China), the production line of the Jiangyang factory and a personal guarantee provided by the Company’s CEO, Mr. Xue, Yongke and Mr. Xue, Hongke, chairman of the board of directors and chief executive officer of SkyPeople (China)	-	2,468,837

Loan payable to China Citic Bank due on December 2, 2011, bearing interest at 4.8% per annum, secured by the guarantee provided by Shaanxi Boai Pharmaceutical & Scientific Development Co., Ltd. and a personal guarantee provided by the Company’s CEO, Mr. Xue, Yongke	-	2,726,323

	$6,425,713	$10,238,856

8.	WARRANTS

On June 2, 2009, pursuant to an Exchange Agreement, the company issued warrants to purchase an aggregate 4,333,333 shares of Common Stock at an exercise price of $2.55 per share. On November 3, 2009, 3,105,000 shares of Common Stock were issued in a public offering upon exercise of the warrants. During the year ended December 31, 2010, the holders of the remaining warrants exercised the warrants to purchase 1,228,334 shares of Common Stock.

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

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010

On December 1, 2009, the company and Hayden Communications International, Inc. (“HCI”) entered into an Investor Relations Consulting Agreement (“Investor Relations Consulting Agreement”), which took effective on December 9, 2009. The valid term of Investor Relations Consulting Agreement was one year and expired on December 9, 2010. Pursuant to Investor Relations Consulting Agreement, the Company issued warrants to purchase 75,000 shares of the Company’s common stock at the exercise price of $4.50 during the period from July 25, 2011 to July 25, 2014 as partial compensation to HCI on July 25, 2011.

On December 9, 2009, the Company issued its CFO a warrant to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $4.50 per share. The value of these two warrants were deemed immaterial and no compensation cost was recorded pursuant to FASB ASC Topic 718 for the year 2011 and 2009.

The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2010 to December 31, 2010:
Warrant Liability
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

9.	COMMON STOCK

As of December 31, 2011, the Company had 25,690,402 shares of Common Stock issued and outstanding and 3,456,647 shares of Series B Convertible Preferred Stock issued and outstanding, including (i) 2,000,000 shares held in escrow as make good escrow shares in connection with our 2008 private placement, which shares are in the process of being released to the Company and will be canceled upon release, and (ii) 1,456,647 shares held by two shareholders of record, which shares can be converted into 971,099 shares of Common Stock.  As of December 31, 2011, the Company had outstanding warrants to purchase 175,000 shares of the Company’s Common Stock. Assuming all shares of Series B Convertible Preferred Stock are converted, the total number of shares of Common Stock to be issued and outstanding will be 26,661,500.

During the year ended December 31, 2010, holders of our warrants exercised warrants to purchase 1,228,334 shares of Common Stock, for which the Company received approximately $3.1 million in gross proceeds, and holders of our Series B Convertible Preferred Stock converted 1,991,883 shares of Series B Convertible Preferred Stock into 1,327,889 shares of Common Stock.

On August 30, 2010, the Company closed the sale of 5,181,285 shares of its Common Stock at a price of $5.00 per share for approximately $25.9 million. The Company received an aggregate of approximately $23.9 million as net proceeds after deducting underwriting discounts and commissions and offering expenses.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010

10.	COMMITMENTS AND CONTINGENCIES

Litigation

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, Yongke Xue and Xiaoqin Yan, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On June 20, 2011, plaintiff Benjamin Padnos filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, all of its individual officers and/or directors, Yongke Xue, Xiaoqin Yan, Norman Ko, John W. Smagula, Spring Liu, Child Van Wagner & Bradshaw, PLLC, BDO Limited and Rodman & Renshaw,LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On August 30, 2011, the court consolidated the foregoing two actions and appointed Zachary Lewy as lead plaintiff.  On September 30, 2011, pursuant to the Court’s order, Lead Plaintiff filed a consolidated complaint.  The consolidated complaint names the Company, Rodman & Renshaw, LLC, BDO Limited, Child Van Wagoner & Bradshaw PLLC and certain of the Company’s current and former directors and majority shareholders as defendants and alleges violations of Section 11 and 12 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Exchange Act, and the rules promulgated thereunder.  In the consolidated complaint, the plaintiffs are seeking to be awarded, among other things, compensatory damages, reasonable costs and expenses incurred in the action. We believe the allegations are baseless and are contesting the case vigorously.  In this regard, motions to dismiss have been submitted to the court. The company believes the suit is without merit and is vigorously defending its position and has made no accrual for any potential contingencies.

On August 5, 2011, we received a shareholder demand letter from counsel for a purported shareholder. The letter is addressed to the Company’s Board of Directors and requests the Board of Directors take a number of actions in order to repair the alleged “harm” caused to the Company by certain of its directors and officers, as well as its current and former auditors. The Board of Directors is currently reviewing this shareholder demand letter and considering appropriate action that the Company should undertake. On November 7, 2011, two directors were appointed to serve as directors of the board and the independent directors of the board appointed these directors to serve as the members of the evaluation committee. The evaluation committee is expected to evaluate the actions demanded by the shareholder. The evaluation committee is in the process interviewing and retaining of counsel to respond to the shareholder inquiry. No formal shareholder derivative complaint has been filed to date on behalf of us. The company believes the suit is without merit and is vigorously defending its position and has made no accrual for any potential contingencies.

On July 8, 2011, we brought suit against Absaroka Capital Management, LLC (“Absaroka”) and its principal Kevin Barnes in the U.S. District Court of Wyoming under the caption SkyPeople, Inc. v. Absaroka Capital Management, LLC, et al., No. 11-cv-238. Absaroka is a purported independent investment analyst who, while holding a short position in our stock, issued a so-called research report asserting, inter alia, that we had inflated revenues. We brought suit alleging three causes of action for libel per se, libel per quod and intentional interference with a prospective business relationship. In or around November, 2011, Absaroka and Barnes brought counter claims against us for defamation per se, defamation per quod and abuse of process.  The matter is currently in discovery. The company believes the suit is without merit and is vigorously defending its position and has made no accrual for any potential contingencies.

Other than the above, from time to time we may be a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010

11.	CONCENTRATIONS

The Company did not have concentrations of customers constituting more than 10% of our sales in 2011 and 2010, respectively.

	Years Ended December 31,
	2011	2010
Sales
- Shaanxi Jiedong Commerce Co., Ltd.	6.0%	5.8%
- Shaanxi Zhongdian Import and Export Co., Ltd.	5.1%	8.8%

Accounts Receivable
- Shaanxi Jiedong Commerce Co., Ltd.	9.3%	3.9%
- Shaanxi Zhongdian Import and Export Co., Ltd.	7.8%	11.1%

Sales to our five largest customers accounted for approximately 21% and 29% of our net sales during the years ended December 31, 2011 and 2010, respectively.

The Company changed its packing glass bottle supplier in 2011.  The largest packing glass bottle supplier for our fruit beverages accounted for 13% and 13% of our total purchases in 2011 and 2010, respectively.   Except the packing glass bottle supplier, we did not have concentrations of business with other vendors constituting more than 10% of the Company’s total purchases in 2011 and 2010.

12.	OTHER ASSETS

Other assets include deposits to purchase property, plant and equipment and construction project.

13.	SEGMENT REPORTING

The Company operates in six segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages and fresh fruits and vegetables, and others. Our concentrated apple juice and apple aroma is primarily produced by the Company’s Huludao Wonder factory; concentrated pear juice is primarily produced by the Company’s Jiangyang factory. However, as the Company use the same production line to manufacture concentrated apple juice and concentrated pear juice. In addition, both Shaanxi Province, where the factory of Jianyang factory is located, and Liaoning Province, where the factory of Huludao Wonder is located, are rich in fresh apple and pear supplies, Jinagyang factory also produces concentrated apple juice and Huludao Wonder factory also produces concentrated pear juice when necessary. Concentrated kiwifruit juice and kiwifruit puree is primarily produced by the Company’s Qiyiwangguo factory, and fruit juice beverages is primarily produced by the Comanpany’sQiyiwangguo factory. The Company’s other products include fructose, concentrated turnjujube juice, and other by products, such as kiwifruit seeds.

Concentrated fruit juice is used as a basic ingredient for manufacturing juice drinks and as an additive to fruit wine and fruit jam, cosmetics and medicines. The Company sells its concentrated fruit juice to domestic customers and exported directly or via distributors. The Company believes that its main export markets are the United States, the European Union, South Korea, Russia and the Middle East to North America, Europe, Russia, South Korea and the Middle East.  The Company sells its Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. The Company sells its fresh fruit and vegetables to supermarkets and whole sellers in the PRC.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010

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

(In Thousand) For the Year Ended December 31, 2011	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$29,502	$15,614	$14,187	$20,974	$7,880	$1,423	$89,580
Inter-segment revenue	(4,665)	(70)	(766)	-	-	(58)	(5,559)
Revenue from external customers	24,837	15,544	13,421	20,974	7,880	1,365	84,021
Segment gross profit	$4,412	$7,661	$3,182	$7,905	$3,746	$567	$27,473

(In Thousand) For the Year Ended December 31, 2010	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$23,420	$20,283	$12,643	$22,590	$11,587	$3,460	$93,983
Inter-segment revenue	-	(733)	-	-	-	-	(733)
Revenue from external customers	23,420	19,550	12,643	22,590	11,587	3,460	93,250
Segment profit	$6,034	$11,677	$4,077	$9,719	$5,568	$941	$38,016

The following table reconciles reportable segment profit to the Company’s consolidated income before income tax provision for the years ended December 31, 2011 and 2010:

	2011	2010
Segment profit	$27,472,584	$38,016,490
Unallocated amounts:
Operating expenses	8,423,881	6,134,008
Other (income)/expenses	(171,944)	389,149
Income before tax provision	$19,220,647	$31,493,333

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

Our major customers are disclosed under Note 11 “Concentrations.”

14.	SUBSEQUENT EVENT

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events that have occurred through the date of issuance of these financial statements and has determined that there was no material event that occurred after the date of the balance sheets included in this report.