Form 10-Q
period 2012-03-31
SkyPeople Fruit Juice, Inc
filed 2012-05-14
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number: 001-34502

SKYPEOPLE FRUIT JUICE, INC.
(Exact name of registrant as specified in its charter)

Florida		98-0222013
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

16F, China Development Bank Tower, No. 2, Gaoxin 1st Road, Xi’an, PRC 710075
(Address of principal executive offices including zip code)

86-29-88377161
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Class	Outstanding at May 14, 2012
Preferred Stock, $0.001 par value per share	1,456,647
Common Stock, $0.001 par value per share	25,690,402

-i-

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$76,713,489	$61,154,007
Restricted cash	31,775	316,396
Accounts receivables, net of allowance of $46,577 and $46,529 as of March 31, 2012 and December 31, 2011, respectively	21,782,597	35,999,858
Other receivables	190,210	192,032
Inventories	5,335,964	6,126,376
Deferred tax assets	113,770	174,285
Advances to suppliers and other current assets	175,832	66,528
TOTAL CURRENT ASSETS	104,343,637	104,029,482

PROPERTY, PLANT AND EQUIPMENT, NET	49,784,454	44,277,228
LAND USE RIGHT, NET	6,635,133	6,673,496
OTHER ASSETS	173,233	5,323,162
TOTAL ASSETS	$160,936,457	$160,303,368

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$2,099,190	$2,972,916
Accrued expenses	3,468,696	4,701,054
Income tax payable	855,217	1,910,779
Advances from customers	-	178,857
Short-term bank loans	8,467,979	6,425,713
Short-term notes payable	-	284,654
TOTAL CURRENT LIABILITIES	14,891,082	16,473,973

STOCKHOLDERS' EQUITY

SkyPeople Fruit Juice, Inc, Stockholders' equity
Series B Preferred stock, $0.001 par value;10,000,000 shares authorized; 1,456,647 issued and outstanding as of March 31, 2012 and December 31, 2011	1,457	1,457
Common stock, $0.001 par value; 66,666,666 shares authorized; 25,690,402 shares issued and outstanding as of March 31, 2012 and December 31, 2011	25,690	25,690
Additional paid-in capital	59,189,374	59,189,374
Retained earnings	66,542,611	64,623,453
Accumulated other comprehensive income	14,236,710	14,086,620
Total SkyPeople Fruit Juice, Inc. stockholders' equity	139,995,842	137,926,594
Non-controlling interests	6,049,533	5,902,801
TOTAL EQUITY	146,045,375	143,829,395
TOTAL LIABILITIES AND EQUITY	$160,936,457	$160,303,368

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three months Ended March 31,
	2012	2011
Revenue	$14,993,500	$19,414,915
Cost of goods sold	10,207,501	10,809,357
Gross profit	4,785,999	8,605,558

Operating Expenses
General and administrative expenses	1,477,604	816,160
Selling expenses	525,334	454,674
Research and development expenses	142,685	136,467
Total operating expenses	2,145,623	1,407,301

Income from operations	2,640,376	7,198,257

Other income (expenses)
Interest income	69,689	76,312
Subsidy income	433,504	483,067
Interest expenses	(154,812)	(163,795)
Others	(968)	(3,033)
Total other income (expenses)	347,413	392,551

Income before income tax	2,987,789	7,590,808
Income tax provision	928,380	1,929,808
Net income	2,059,409	5,661,000

Less: Net income attributable to non-controlling interests	140,251	368,824

NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$1,919,158	$5,292,176

Earnings per share:
Basic earnings per share	$0.07	$0.20
Diluted earnings per share	$0.07	$0.20

Weighted average number of shares outstanding
Basic	25,690,402	25,690,402
Diluted	26,661,500	26,662,599

Comprehensive Income
Net income	$2,059,409	$5,661,000
Foreign currency translation adjustment	156,571	1,141,578
Total Comprehensive income	2,215,980	6,802,578
Comprehensive income attributable to non-controlling interests	146,732	413,802
Comprehensive income attributable to SkyPeople Fruit Juice, Inc.	$2,069,248	$6,388,776

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,059,409	$5,661,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	706,064	865,108
Deferred income tax assets	60,515	-
Changes in operating assets and liabilities
Accounts receivable	14,225,403	10,143,930
Other receivable	2,009	(108,542)
Advances to suppliers and other current assets	(109,276)	(28,135)
Inventories	1,163,961	(837,263)
Accounts payable	(875,022)	2,457,839
Accrued expenses	(1,233,484)	(1,699,172)
Income tax payable	(1,055,393)	(2,451,649)
Advances from customers	(178,673)	(394,573)
Net cash provided by operating activities	14,765,513	13,608,543

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,320,608)	(60,901)
Prepayment for other assets	(13,621)	(225,513)
Net cash used in investing activities	(1,334,229)	(286,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Decreased in restricted cash	284,361	103,574
Short-term notes payable	(284,361)	(103,574)
Proceeds from short-term bank loans	3,170,879	2,486,808
Repayment of short-term bank loans	(1,139,578)	-
Net cash provided by financing activities	2,031,301	2,486,808

Effect of change in exchange rate	96,897	560,614

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,559,482	16,369,551
Cash and cash equivalents, beginning of period	61,154,007	49,350,385
Cash and cash equivalents, end of period	$76,713,489	$65,719,936

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$154,812	$163,795
Cash paid for income taxes	$1,923,258	$4,381,457

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$5,158,425	$445,487

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	Basis of Presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows for the periods ended March 31, 2012 and 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2011 as included in our Annual Report on Form 10-K.

2.	BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

The principal activities of the Company consist of production and sales of fruit juice concentrates, fruit juice beverages, and other fruit-related products in the PRC and overseas markets. All activities of the Company are principally conducted by subsidiaries operating in the PRC.

Organizational Structure

SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
Current organizational structure is set forth in the diagram below:

(1)	SkyPeople Juice Group Yidu Orange Products Co., Ltd. was established on March 13, 2012. Its scope of business includes deep processing and sales of oranges.

(2)	Hedetang Fruit Juice Beverages (Yidu) Co., Ltd. was established on March 31, 2012. Its scope of business includes production and sales of fruit juice beverages.

Principals of Consolidation

Our consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of SkyPeople (China), Shaanxi Qiyiwangguo, Huludao Wonder, Yingkou, Hedetang Juice Beverages and Orange Products, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

Uses of estimates in the preparation of financial statements

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

SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $279,812 and $318,400 for three months ended March 31, 2012 and 2011, respectively, are reported in the Consolidated Statements of Income and Comprehensive Income as a component of selling expenses.

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

SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Other comprehensive income for three months ended March 31, 2012 and 2011 represented foreign currency translation adjustments and were included in the consolidated statements of income and comprehensive income.

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

SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	Three Months Ended March 31,
	2012	2011
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)	$1,919,158	$5,292,176
Net income allocated to Preferred Stock holders	69,902	192,635
Net income allocated to Common Stock holders (Basic EPS)	$1,849,256	$5,099,541

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average Common Stock outstanding	25,690,402	25,690,402
DENOMINATOR FOR BASIC EPS	25,690,402	25,690,402

Add: Weighted average Preferred Stock, as if converted	971,098	971,098
Add: Weighted average stock warrants outstanding	-	1,099
DENOMINATOR FOR DILUTIVED EPS	26,661,500	26,662,599

EPS - Basic	$0.07	$0.20
EPS - Diluted	$0.07	$0.20

The diluted earnings per share calculation for the three months ended March 31, 2012 and 2011 did not include the warrants to purchase up to 175,000 shares of common stock, because their effect was anti-dilutive.

3.	Inventories

Inventories by major categories are summarized as follows:

	March 31, 2012	December 31, 2011
Raw materials and packaging	$1,497,803	$576,028
Finished goods	3,838,161	5,550,348
Inventories	$5,335,964	$6,126,376

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2012	December 31, 2011
Machinery and equipment	$32,594,571	$30,856,247
Furniture and office equipment	182,319	178,045
Motor vehicles	444,335	443,870
Buildings	30,587,305	25,777,820
Property, plant and equipment, gross	63,808,530	57,255,982
Less: accumulated depreciation	(14,024,076)	(12,978,754)
Property, plant and equipment, net	$49,784,454	$44,277,228

Depreciation expense included in general and administration expenses for the three months ended March 31, 2012 and 2011 was $82,839 and $48,072, respectively. Depreciation expense included in cost of sales for the three months ended March 31, 2012 and 2011 was $577,959 and $772,181, respectively.

SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

5.	Short-term Bank Loans

Short-term bank loans consist of the following loans collateralized by assets of the Company:

	March 31, 2012	December 31, 2011
Loan payable to Bank of Huludao, Suizhong branch due on June 22, 2012, bearing interest at 10.727% per annum, collateralized by the buildings, machinery and land usage rights of Huludao Wonder	$5,290,501	$5,284,959
Loan payable to Bank of Chongqing, due on March 20, 2013, bearing interest at 8.528% per annum, collateralized by the buildings and land usage rights of SkyPeople (China).	3,177,478	-
Loan payable to China Construction Bank due on February 4, 2012, bearing interest at 4.4794% per annum, collateralized by certain accounts receivable of SkyPeople (China) This loan was paid off in January 2012	-	420,387
Loan payable to China Citic Bank due on February 3, 2012, bearing interest at 4.19465% per annum, collateralized by certain accounts receivable of SkyPeople (China) This loan was paid off by February 2012	-	720,367
Total	$8,467,979	$6,425,713

6.	Commitments and Contingencies

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, Yongke Xue and Xiaoqin Yan, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On June 20, 2011, plaintiff Benjamin Padnos filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, all of its individual officers and/or directors, Yongke Xue, Xiaoqin Yan, Norman Ko, John W. Smagula, Spring Liu, Child Van Wagner & Bradshaw, PLLC, BDO Limited and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On August 30, 2011, the court consolidated the foregoing two actions and appointed Zachary Lewy as lead plaintiff.  On September 30, 2011, pursuant to the Court’s order, Lead Plaintiff filed a consolidated complaint, which names the Company, Rodman & Renshaw, LLC, BDO Limited, Child Van Wagoner & Bradshaw PLLC and certain of the Company’s current and former directors and majority shareholders as defendants and alleges violations of Section 11 and 12 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Exchange Act, and the rules promulgated thereunder. In the consolidated complaint, the plaintiffs are seeking to be awarded, among other things, compensatory damages, reasonable costs and expenses incurred in the action. On May 3, 2012, Lead Plaintiff voluntarily dismissed the claims against BDO Limited and Child Van Wagoner & Bradshaw PLLC.  We believe the allegations against the Company are baseless and are contesting the case vigorously. In this regard, the Company has filed a motion to dismiss the consolidated complaint, which is currently under submission.  The company believes the suit is without merit and is vigorously defending its position and has made no accrual for any potential contingencies.

SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

On August 5, 2011, we received a shareholder demand letter from counsel for a purported shareholder. The letter is addressed to the Company’s Board of Directors and requests the Board of Directors take a number of actions in order to repair the alleged “harm” caused to the Company by certain of its directors and officers, as well as its current and former auditors. The Board of Directors is currently reviewing this shareholder demand letter and considering appropriate action that the Company should undertake. On November 7, 2011, two directors were appointed to serve as directors of the board and the independent directors of the board appointed these directors to serve as the members of the evaluation committee. The evaluation committee is expected to evaluate the actions demanded by the shareholder. The evaluation committee is in the process of retaining counsel to respond to the shareholder inquiry. No formal shareholder derivative complaint has been filed to date on behalf of us. The company believes the suit is without merit and is vigorously defending its position and has made no accrual for any potential contingencies.

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

7.	Concentrations

(1)	Concentration of customers

Sales to five largest customers accounted for approximately 28% and 29% of our net sales during the three months ended March 31, 2012 and 2011, respectively. There was no single customer represented over 10% of total sales for the three months ended March 31, 2012. Sales to one customer accounted for 10% of total sales for the three months ended March 31, 2011.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There was no bad debt expense during the three months ended March 31, 2012 and 2011, respectively.

SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

8.	Segment Reporting

The Company operates in six segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages and fresh fruits and vegetables, and others. Our concentrated apple juice and apple aroma is primarily produced by the Company’s Huludao Wonder factory; concentrated pear juice is primarily produced by the Company’s Jingyang factory. However, as the Company use the same production line to manufacture concentrated apple juice and concentrated pear juice. In addition, both Shaanxi Province, where the factory of Jingyang factory is located, and Liaoning Province, where the factory of Huludao Wonder is located, are rich in fresh apple and pear supplies, Jingyang factory also produces concentrated apple juice and Huludao Wonder factory also produces concentrated pear juice when necessary. Concentrated kiwifruit juice and kiwifruit puree is primarily produced by the Company’s Qiyiwangguo factory, and fruit juice beverages is primarily produced by the Company’s Qiyiwangguo factory. The Company’s other products include fructose, concentrated turnjujube juice, and other by products, such as kiwifruit seeds.

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

SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

For the Three Months Ended March 31, 2012	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$3,226	$3,952	$4,829	$3,370	$588	$-	$15,965
Inter-segment revenue	(718)	(191)	(62)	-	-	-	(971)
Revenue from external customers	2,508	3,761	4,767	3,370	588	-	14,994
Segment gross profit	$414	$1,687	$1,534	$855	$296	$-	$4,786

For the Three Months Ended March 31, 2011	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$3,734	$3,158	$4,047	$7,277	$1,458	$-	$19,674
Inter-segment revenue	(61)	(173)	(25)	-	-	-	(259)
Revenue from external customers	3,673	2,985	4,022	7,277	1,458	-	19,415
Segment gross profit	$1,082	$1,587	$1,221	$3,946	$770	$-	$8,606

The following table reconciles reportable segment profit to the Company’s condensed consolidated income before income tax provision for the three months ended March 31, 2012 and 2011:

	2012	2011
Segment profit	$4,785,999	$8,605,558
Unallocated amounts:
Operating expenses	2,145,623	1,407,301
Other (income)/expenses	(347,413)	(392,551)
Income before tax provision	$2,987,789	$7,590,808

9.	Subsequent Events

Our former Chief Financial Officer resigned on April 30, 2012, and was replaced by the former Vice President of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

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

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and from the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. For the three months ended March 31, 2012, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 74%, 23% and 3% of our revenue, respectively, compared to 55%, 38% and 7%, respectively, for the same period of 2011.

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

We currently market our Hedetang brand fruit beverages in only certain regions of the PRC. We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In particular, we plan to expand our glass bottle production line to produce higher margin portable fruit juice beverages targeting consumers in more populated Chinese cities. Currently we produce six flavors of fruit beverages in 280 ml glass bottles and 500 ml glass bottles, including apple juice, pear juice, kiwifruit juice, mulberry juice, kiwifruit cider and mulberry cider.  We currently sell our fruit beverages to distributors and retail stores in approximately 12 provinces, and our direct sales to the retail stores amounted to $1,176,133 in aggregate for the quarter ended  March 31, 2012.  Our products are sold through distributors in stores such as 14 Wal-Mart stores in Beijing, 6 Wal-Mart stores in Xi’an and 23 Carrefour in Shanghai.

We plan to continue to focus on creating new products with high margins to supplement our current product offering.

We believe that continuous investment in research and development is a key component to be a leader with respect to the quality of fruit juice concentrates and fruit beverages. As of March 31, 2012, we had an internal research and development team of approximately 40 employees, and we retained external experts and research institutions for additional consultation when necessary. In three months ended March 31, 2012 and 2011, our research and development expenses were $142,685 and $136,467, respectively.

Our business is highly seasonal and can be greatly affected by weather because of the seasonal nature in the growing and harvesting of fruits and vegetables. Our core products are apple, pear and kiwifruit juice concentrates, which are produced from July or August to April of the following year. The squeezing season for apples is from August to January or February of the following year, the squeezing season for pears is from July or August until April of next year, the squeezing season for kiwifruit is from September through December each year. Typically, a substantial portion of our revenues is earned during our first and fourth quarters. To minimize the seasonality of our business, we make continued efforts in identifying new products with harvesting seasons complementary to our current product mix. Our goal is to lengthen our squeezing season, thus increase our annual production of fruit juice concentrates and fruit beverages. In the first quarter of 2009, we introduced mulberry and kiwifruit cider beverages in the Chinese market. Unlike fruit juice concentrates, which can only be produced during the squeezing season, such fruit beverages are made out of fruit juice concentrates and can be produced and sold throughout the year. With continuous efforts in marketing our beverages in the domestic market, we expect that impact of our production seasonality to be reduced.

Fresh fruits are the primary raw materials needed for the production of our products. Our raw materials mainly consist of apples, pears and kiwifruits. Other raw materials used in our business include pectic enzyme, amylase, auxiliary power fuels and other power sources such as coal, electricity and water.

We purchase raw materials from local markets and fruit growers that deliver directly to our plants. We have implemented a fruit-purchasing program in areas surrounding our factories. In addition, we organize purchasing centers in rich fruit production areas, helping farmers deliver fruits to our purchasing agents easily and in a timely manner. We are then able to deliver the fruits directly to our factory for production. We have assisted local farmers in their development of kiwifruit fields to help ensure high quality products throughout the production channel. Our raw material supply chain is highly fragmented and raw fruit prices are highly volatile in China. Fruit concentrate and fruit juice beverage companies generally do not enter into purchasing agreements. In addition to raw materials, we purchase various ingredients and packaging materials such as sweeteners, glass and plastic bottles, cans and packing barrels. We generally purchase our materials or supplies from multiple suppliers. We are not dependent on any one supplier or group of suppliers.

Shaanxi and Liaoning Provinces, where our manufacturing facilities are located, are large fruit producing provinces. We own and operate four manufacturing facilities in the PRC, all of which are strategically located near fruit growing centers so that we can better preserve the freshness of the fruits and lower our transportation costs. To take advantage of economies of scale and to enhance our production efficiency, generally, each of our manufacturing facilities focuses on certain products made from one particular fruit according to the proximity of such manufacturing to the sources of that fruit supply Our kiwifruit processing facilities are located in Zhouzhi County of Shaanxi Province, which has the largest planting area of apples and kiwifruits in the PRC. Our pear processing facilities are located in Shaanxi Province, which is the main pear-producing province in the PRC. Our apple processing facilities are located in Liaoning Province, a region that abounds with high acidity apples. As we use the same production line for both concentrated apple juices and concentrated pears juice and both Shaanxi Province and Liaoning Province are rich in production of fresh apples and pears, our Liaoning facilities also produce concentrated apple juices and our Shaanxi Province facilities also produce concentrated apple juices depending on customers’ needs. We believe that these regions provide adequate supply of raw materials for our production needs in the foreseeable future.

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2012, we had spent approximately $11 million on various capital projects in Huludao Wonder as described in projects (4) and (5) below. We set forth below the capital projects on which we currently plan to use the proceeds from this offering. We review these projects and capital expenditures on a quarterly basis based on the market conditions and associated costs of these projects.

Huludao Wonder Projects

Subsidiary	No.	Priority Projects	Progress	Estimated capital expenditure (in Millions)
Huludao Wonder	(1)	Construction of a refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables	The design of the facility has been completed. Construction has been delayed due to change of plan. New plan is to build such refrigeration storage unit in a new location in a Suizhong of Liaoning province. The Company is now in the progress of evaluating the changes to the plan and in negotiation with local government to acquire land usage right of block of land of the new location. It is expected that the construction of such refrigeration storage will start in the second quarter of 2012.	$2.7
Huludao Wonder	(2)	Construction of concentrated fruit juice mixing center	The design of the facility has been completed. It is expected that construction of such mixing center will start in the second quarter of 2012.	1.9
Huludao Wonder	(3)	Construction of a 30 ton/hour comprehensive fruits and vegetables processing line	Construction delayed due to extreme weather condition. It is expected construction work will start in the second quarter of 2012.	3
Huludao Wonder	(4)	Construction of a fruit juice beverage production line of 6,000 bottles/hour	The construction of such production line has been substantially finished. Trail operation of the new production line has been conducted. On April 25, 2012, “China Food Production License” for production of Beverage (including fruit juice and vegetable juice) has been granted to Huludao Wonder by Liaoning Bureau of Quality and Technical Supervision. Huludao Wonder commenced operation of this new production line on April 28, 2012.	3
Huludao Wonder	(5)	Environmental project (waste water treatment facility for concentrated apple juice production line)	The construction of such environmental project has been substantially finished.	8
Total Capital Expenditure				$18.6

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

(4)
We started the construction of infrastructure for the fruit juice beverage production line on September 28, 2010. The construction of a fruit juice beverage production line with maximum production capacity of 6,000 bottles per hour has been substantially finished. Trail operation of the new production line has been conducted. On April 25, 2012, “China Food Production License” for production of Beverage (including fruit juice and vegetable juice) has been granted to Huludao Wonder by Liaoning Bureau of Quality and Technical Supervision. Huludao Wonder commenced operation of this new production line on April 28, 2012.

(5)
The environmental project mainly consists of a wastewater processing facility that is required in our production of fruit and vegetable juice concentrates. The construction of environmental project (waste water treatment facility for concentrated apple juice production line) has been substantially finished.

Shaanxi Qiyiwangguo Projects

We previously identified several projects for our Shaanxi Qiyiwangguo factory, which we expected to finance by using our operating cash flow. These projects included a 24,000 PET bottle/hour fruit juice beverage aseptic cold-filling line, and a PET bottle blowing machine system. Based on the current market conditions and other potential opportunities, management has decided to delay these projects to a future date when appropriate.

Other Projects

We added another 20 tons per hour concentrated pear juice production line in production facility in Jingyang Branch Office of SkyPeople (China) by using the cash generated from operating cash flows. As of December 31, 2011, the construction of such production line had been completed. We have started operation of the new production line. The Company invested approximately $7.6 million in this project, including $4.4 million in purchasing machinery and equipment and $3.2 million in construction of the project.

Results of Operations

Comparison of Three Months ended March 31, 2012 and 2011:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three month ended March 31,		Change
	2012	2011	Amount	%
Concentrated apple juice and apple aroma	$2,508	$3,673	$(1,165)	$(32%)
Concentrated kiwifruit juice and kiwifruit puree	3,761	2,985	776	26%
Concentrated pear juice	4,767	4,022	745	19%
Fruit juice beverages	3,370	7,277	(3,907)	(54%)
Fresh fruits and vegetables	588	1,458	(870)	(60%)
Total	$14,994	$19,415	$(4,421)	$(23%)

Our gross revenue for the three months ended March 31, 2012 was $15.0 million, a decrease of $4.4 million, or 23%, from $19.4 million for the same period of 2011. This decrease was primarily due to a decrease in sales of concentrated apple juice, fruit juice beverages, as well as fresh fruits and vegetable, which was partially offset by an increase in revenue generated from sales of the concentrated pear juice, kiwi juice and kiwi puree.

Sales from apple related products decreased by $1.2 million, or 32%, to $2.5 million for the three months ended March 31, 2012, from $3.7 million for the same period of 2011. During the first quarter of 2012, the Company sold approximately 1,200 tons of concentrated apple juice, a 43% decrease from 2,100 tons of concentrated apple juice sold in the same period of 2011. Such decrease was partially offset by an increase in unit price of concentrated apple juice.

Sales of concentrated pear juice increased to $4.8 million in the first quarter of 2012, an increase of $0.8 million, or 19%, from $4.0 million in the same quarter of 2011. During the first quarter of 2012, the unit selling price of concentrated pear juice increased, which was partially offset by an 18% decrease of the quantity of pear juice sold. The Company sold approximately 2,800 tons and 3,400 tons, respectively, of pear juice during first quarter of 2012 and 2011.

Sales from concentrated kiwifruit juice and kiwifruit puree were $3.8 million for the first quarter of 2012, an increase of $0.8 million, or 26%, from $3.0 million in the same quarter of 2011, primarily due to a 19% increase in the quantity of concentrated kiwifruit puree sold in the first quarter of 2012 compared to that in the same quarter of 2011 as well as an increase in unit selling price.

Revenue from our fruit juice beverages in the PRC decreased to $3.4 million, a decrease of $3.9 million or 54%, from $7.3 million for the same period of 2011, primarily due to the downward adjustment of the price of our beverage products in order to improve our competitiveness and to gain more market shares.

Revenue from our fresh fruits and vegetables in the PRC decreased to $0.6 million, a decrease of $0.9 million or 60%, from $1.5 million for the same period of 2011, primarily due to a decrease in the sales volume of the fresh fruits as well as a decrease in the unit price of the fresh fruits in the first quarter of 2012 compared to those in the same period of 2011.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended March 31, 2012 and 2011, respectively (in thousands for the gross profit):

	2012		2011
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$414	16%	$1,082	29%
Concentrated kiwifruit juice and kiwifruit puree	1,687	45%	1,587	53%
Concentrated pear juice	1,534	32%	1,221	30%
Fruit juice beverages	855	25%	3,946	54%
Fresh fruits and vegetables	296	50%	770	53%
Total/Overall (for gross margin)	$4,786	32%	$8,606	44%

The consolidated gross profit for the three months ended March 31, 2012 was $4.8 million, a decrease of $3.8 million, or 44%, from $8.6 million for the same period of 2011, primarily due to a decrease in revenue and reduced overall gross profit margin.

The consolidated gross profit margin for the three months ended March 31, 2012 was 32%, a decrease of 12%, from 44% for the same period of 2011, primarily due to a decrease in gross margin of all of the product lines, except concentrated pear juice, which has increased slightly.

The gross margin of concentrated the apple juice and apple aroma decreased to 16% for the three months ended March 31, 2012 from 29% for the same period of 2011, the company did not produce any apple juice during first quarter of 2012. Cost of goods sold was from last year’s inventory.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree decreased from 53% for the three months ended March 31, 2011 to 45% for the same period of 2012, primarily due to the higher price of the fresh kiwi in three months ended March 31, 2012 as compared to the same period of 2011.

The gross margin of the concentrated pear juice increased slightly from 30% to 32%.

The gross profit margin of our fruit juice beverages decreased from 54% for the three months ended March 31, 2011, to 25% for the same period of 2012, primarily due to the Company’s downward adjustment to the price of our beverage products aiming to improve our competitiveness and gain more market shares.

Gross margin for the fruits and vegetables was 53% for the first quarter of 2011, similar to the gross profit margin of 50% for the same period of 2012.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
General and administrative expenses	$1,477,604	10%	$816,160	4%	$661,444	81%
Selling expenses	525,334	4%	454,674	2%	70,660	16%
Research and development expenses	142,685	1%	136,467	1%	6,218	5%
Total operating expenses	$2,145,623	15%	$1,407,301	7%	$738,322	52%

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses increased by 52% to $2.1 million for the three months ended March 31, 2012, from $1.4 million for the corresponding period in 2011.

General and administrative expenses increased by $661,444, or 81%, to $1,477,604 for the three months ended March 31, 2012, from $816,160 for the same period of 2011. The increase in general and administrative expenses was mainly due to an increase in legal fees related to our current pending litigations, payroll and related expenses as the result of an increased in our employees to handle the increased general and administrative work.

Selling expenses increased by $70,660, or 16%, to $525,334 for the three months ended March 31, 2012 from $454,674 for the same period of 2011, mainly due to an increase in the payroll and related expenses as a result of an increase in our headcounts to the handle the increased sales work.

Research and development expenses increased by $6,218, or 5%, to $142,685 for the three months ended March 31, 2012, from $136,467 for the same periods of fiscal 2011.

Income from Operations

Income from operations decreased to $2,640,376 million, a decrease of 63% or $4,557,881, for the three months ended March 31, 2012 from $7,198,257 for the same period of 2011. The decrease in the income from operations was mainly due to a decrease in both revenue as well as gross margin and increase in the operating expenses.

Other Income (Expense), Net

Other income, net was $347,413 for the three months ended March 31, 2012, a decrease of $45,138 or 11% from other income of $392,551 in the same period of 2011, primarily due to a decrease of $49,563 or 10% in the subsidy income and $6,623 or 9% decrease in the interest income. The subsidy income was provided with respect to the value added tax rebates on our exports in the first quarters of 2012 and 2011.

Income Tax

Our provision for income taxes was $928,380 and $1,929,808 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $1,001,428, or 52%.  The decrease in tax provision was due to less income before taxes in the first quarter of 2012. Our consolidated income tax rates were 31% and 25% for the three months ended March 31, 2012 and 2011, respectively.

Net Income

Net income was $2,059,409 for the three months ended March 31, 2012, a decrease of $3,601,591, or 64%, from $5,661,000 for same period of 2011, primarily due to the decreased revenue and the increase in operating expenses, as previously discussed.

Noncontrolling Interests

As of March 31, 2012, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests, which is deducted from our net income, was $140,251 and $368,824 for the three months ended March 31, 2012 and 2011, respectively. The decrease in the net income attributable to noncontrolling interests was mainly due to the decrease in the net income generated from SkyPeople (China).

Net Income Attributable to SkyPeople Fruit Juice, Inc.

Net income attributable to the Company was $1,919,158 for the three months ended March 31, 2012, a $3,373,018 million or 64% decrease from $5,292,176 for the same period of 2011 for the reasons described above.

Liquidity and Capital Resources

As of March 31, 2012, we had cash, cash equivalents and restricted cash of $76,713,489, an increase of $15,559,482, or 25%, from $61,154,007 as of December 31, 2011. We expect the projected cash flows from operation, anticipated cash receipts, cash on hand, and trade credit to provide necessary capital to meet our projected operating cash requirements at least for the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity. Our restricted cash of $31,775 is used as collateral to obtain a short-term note payable.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $89,452,555 as of March 31, 2012, an increase of $1,897,046, from working capital of $87,555,509 as of December 31, 2011, mainly due to an increase in cash. During the first quarter of 2012, our operating activities generated net cash inflow of $14,765,513, an increase of $1,156,970 or 8.5%from $13,608,543, net cash inflow from operating activities of same period of 2011.

During the three months ended March 31, 2012, our investing activities used net cash of $1,334,229, including $1,320,608 of additions to property, plant and equipment.

During the three months ended March 31, 2012, our financing activities generated net cash inflow of $2,031,301, as compare to $2,486,808 in the same period of 2011. During the first quarter of 2012, $1,139,578 was paid for our short-term bank loans and $3,170,879 was generated through short-term bank loans; and in the same period of 2011, $2,486,808 was generated through short-term bank loans.

Off-balance sheet arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures were completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the three months ended March 31, 2012.

Changes in Internal Controls Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, Yongke Xue and Xiaoqin Yan, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On June 20, 2011, plaintiff Benjamin Padnos filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, all of its individual officers and/or directors, Yongke Xue, Xiaoqin Yan, Norman Ko, John W. Smagula, Spring Liu, Child Van Wagner & Bradshaw, PLLC, BDO Limited and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On August 30, 2011, the court consolidated the foregoing two actions and appointed Zachary Lewy as lead plaintiff.  On September 30, 2011, pursuant to the Court’s order, Lead Plaintiff filed a consolidated complaint, which names the Company, Rodman & Renshaw, LLC, BDO Limited, Child Van Wagoner & Bradshaw PLLC and certain of the Company’s current and former directors and majority shareholders as defendants and alleges violations of Section 11 and 12 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Exchange Act, and the rules promulgated thereunder. In the consolidated complaint, the plaintiffs are seeking to be awarded, among other things, compensatory damages, reasonable costs and expenses incurred in the action. On May 3, 2012, Lead Plaintiff voluntarily dismissed the claims against BDO Limited and Child Van Wagoner & Bradshaw PLLC.  We believe the allegations against the Company are baseless and are contesting the case vigorously. In this regard, the Company has filed a motion to dismiss the consolidated complaint, which is currently under submission.  The company believes the suit is without merit and is vigorously defending its position and has made no accrual for any potential contingencies.

On August 5, 2011, we received a shareholder demand letter from counsel for a purported shareholder. The letter is addressed to the Company’s Board of Directors and requests the Board of Directors take a number of actions in order to repair the alleged “harm” caused to the Company by certain of its directors and officers, as well as its current and former auditors. The Board of Directors is currently reviewing this shareholder demand letter and considering appropriate action that the Company should undertake. On November 7, 2011, two directors were appointed to serve as directors of the board and the independent directors of the board appointed these directors to serve as the members of the evaluation committee. The evaluation committee is expected to evaluate the actions demanded by the shareholder. The evaluation committee is in the process of retaining counsel to respond to the shareholder inquiry. No formal shareholder derivative complaint has been filed to date on behalf of us. The company believes the suit is without merit and is vigorously defending its position and has made no accrual for any potential contingencies.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*+
101.SCH	XBRL Schema Document*+
101.CAL	XBRL Calculation Linkbase Document*+
101.DEF	XBRL Definition Linkbase Document*+
101.LAB	XBRL Label Linkbase Document*+
101.PRE	XBRL Presentation Linkbase Document*+

*	filed herewith
+
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

SKYPEOPLE FRUIT JUICE, INC.

By:	/s/Yongke Xue
Yongke Xue Chief Executive Officer
(Principal Executive Officer)
May 14, 2012

By:	/s/ Xin Ma
Xin Ma Chief Financial Officer
(Principal Financial and Accounting Officer)
May 14, 2012