Form 10-Q
period 2012-06-30
SkyPeople Fruit Juice, Inc
filed 2012-08-13
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes    [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes    [X] No

Class	Outstanding at August 13, 2012
Preferred Stock, $0.001 par value per share	641,647
Common Stock, $0.001 par value per share	26,233,735

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$87,712,871	$61,154,007
Restricted cash	31,621	316,396
Accounts receivables, net of allowance of $46,352 and $46,529 as of June 30, 2012 and December 31, 2011, respectively	15,065,938	35,999,858
Other receivables	229,795	192,032
Inventories	5,951,049	6,126,376
Deferred tax assets	132,629	174,285
Advances to suppliers and other current assets	149,628	66,528
TOTAL CURRENT ASSETS	109,273,531	104,029,482

PROPERTY, PLANT AND EQUIPMENT, NET	48,435,375	44,277,228
LAND USE RIGHT, NET	7,760,565	6,673,496
OTHER ASSETS	1,026,167	5,323,162
TOTAL ASSETS	$166,495,638	$160,303,368

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$3,024,270	$2,972,916
Accrued expenses	3,144,146	4,701,054
Income tax payable	880,708	1,910,779
Advances from customers	-	178,857
Short-term bank loans	11,589,116	6,425,713
Short-term notes payable	-	284,654
TOTAL CURRENT LIABILITIES	18,638,240	16,473,973

SHAREHOLDERS' EQUITY

SkyPeople Fruit Juice, Inc, Stockholders' equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized;1,051,647 shares and 1,456,647 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,052	1,457
Common stock, $0.001 par value; 66,666,666 shares authorized; 25,960,402 shares and 25,690,402 shares issued and outstanding as of June 30, 2012 and December 31, 2011, repectively	25,960	25,690
Additional paid-in capital	59,189,509	59,189,374
Retained earnings	68,943,262	64,623,453
Accumulated other comprehensive income	13,551,231	14,086,620
Total SkyPeople Fruit Juice, Inc. stockholders' equity	141,711,014	137,926,594
Non-controlling interests	6,146,384	5,902,801
TOTAL EQUITY	147,857,398	143,829,395
TOTAL LIABILITIES AND EQUITY	$166,495,638	$160,303,368

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$12,837,273	$12,210,706	$27,830,773	$31,625,621
Cost of goods sold	8,615,882	8,043,560	18,823,383	18,852,917
Gross profit	4,221,391	4,167,146	9,007,390	12,772,704

Operating Expenses
General and administrative expenses	653,771	1,008,734	2,131,375	1,824,894
Selling expenses	521,782	648,929	1,047,116	1,103,603
Research and development expenses	142,685	138,241	285,370	274,708
Total operating expenses	1,318,238	1,795,904	3,463,861	3,203,205

Income from operations	2,903,153	2,371,242	5,543,529	9,569,499

Other income (expenses)
Interest income	87,016	65,774	156,705	142,086
Subsidy income	649,607	88,697	1,083,111	571,764
Interest expenses	(248,332)	(176,393)	(403,144)	(340,188)
Others income (expenses)	(32)	42,605	(1,000)	39,572
Total other income (expenses)	488,259	20,683	835,672	413,234

Income before income tax	3,391,412	2,391,925	6,379,201	9,982,733
Income tax provision	864,293	763,578	1,792,673	2,693,386
Net income	2,527,119	1,628,347	4,586,528	7,289,347

Less: Net income attributable to non-controlling interests	126,468	140,398	266,719	509,222

NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$2,400,651	$1,487,949	$4,319,809	$6,780,125

Earnings per share:
Basic earnings per share	$0.09	$0.06	$0.16	$0.25
Diluted earnings per share	$0.09	$0.06	$0.16	$0.25

Weighted average number of shares outstanding
Basic	25,820,951	25,690,402	25,755,677	25,690,402
Diluted	26,661,500	26,661,500	26,661,500	26,661,500

Comprehensive Income
Net income	$2,527,119	$1,628,347	$4,586,528	$7,289,347
Foreign currency translation adjustment	(715,096)	1,810,214	(558,525)	2,951,792
Total Comprehensive income	1,812,023	3,438,561	4,028,003	10,241,139
Comprehensive income attributable to non-controlling interests	96,851	203,924	243,583	617,726
Comprehensive income attributable to SkyPeople Fruit Juice, Inc.	$1,715,172	$3,234,637	$3,784,420	$9,623,413

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,586,528	$7,289,347
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,434,420	1,748,456
Deferred income tax assets	41,656	-
Changes in operating assets and liabilities
Accounts receivable	20,855,020	24,269,825
Other receivable	(38,559)	(302,428)
Advances to suppliers and other current assets	(83,436)	(38,099)
Inventories	945,181	38,114
Accounts payable	62,809	704,376
Accrued expenses	(1,545,105)	(1,994,692)
Income tax payable	(1,025,682)	(3,666,772)
Advances from customers	(178,673)	(508,717)
Net cash provided by operating activities	25,054,159	27,539,410

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,249,417)	(134,415)
Additions to land use right	(1,206,012)	-
Prepayment for other assets	(936,644)	(4,714,425)
Net cash used in investing activities	(3,392,073)	(4,848,840)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (increase) in restricted cash	284,361	(273,047)
Short-term notes payable	(284,361)	273,047
Proceeds from short-term bank loans	6,341,757	7,585,239
Repayment of short-term bank loans	(1,139,578)	(5,082,262)
Net cash provided by (used in) financing activities	5,202,179	2,502,977

Effect of change in exchange rate	(305,401)	1,602,342

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,558,864	26,795,889
Cash and cash equivalents, beginning of period	61,154,007	49,350,385
Cash and cash equivalents, end of period	$87,712,871	$76,146,274

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$403,145	$340,188
Cash paid for income taxes	$2,776,698	$6,360,158

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$5,225,307	$445,384

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	Basis of Presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2012 and the results of operations and cash flows for the periods ended June 30, 2012 and 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months, respectively ended June 30, 2012 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

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

Organizational Structure

Below is the Company’s current organizational structure as of the date of this report:

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

(1)
SkyPeople (China) holds a 91.15% interest in Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd. (“Shaanxi Qiyiwangguo”) since June 2006, after it acquired 21.05% of the shares held by Shaanxi Xirui Co. Ltd.  In July 2009, the Company canceled the registration of Shaanxi Qiyiwanguo with Xi’an SAIC and registered with Zhouzhi County SAIC. On June 14, 2012, the record of Zhouzhi County SAIC had been updated to reflect the increase in the Company’s interest percentage of Shaanxi Qiyiwangguo in June 2006.

(2)	SkyPeople Juice Group Yidu Orange Products Co., Ltd. was established on March 13, 2012. Its scope of business includes deep processing and sales of oranges.

(3)	Hedetang Fruit Juice Beverages (Yidu) Co., Ltd. was established on March 13, 2012. Its scope of business includes production and sales of fruit juice beverages.

(4)
SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. was established on April 26, 2012. Its scope of business includes initial processing, quick-frozen and sales of agricultural products and related by-products.

Principals of Consolidation

Our consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of SkyPeople (China), Shaanxi Qiyiwangguo, Huludao Wonder, Yingkou, Hedetang Juice Beverages, Orange Products and SkyPeople Suizhong, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

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

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $244,502 and $224,344 for three months ended June 30, 2012 and 2011, respectively, and $524,314 and $542,744 for the six months ended June 30, 2012 and 2011, respectively, are reported in the Consolidated Statements of Income and Comprehensive Income as a component of selling expenses.

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

Other comprehensive income for three and six months ended June 30, 2012 and 2011, respectively, represented foreign currency translation adjustments and were included in the consolidated statements of income and comprehensive income.

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

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)	$2,400,651	$1,487,949	$4,319,809	$6,780,125
Net income allocated to Preferred Stock holders	(75,685)	(54,161)	(146,765)	(246,797)
Net income allocated to Common Stock holders	$2,324,966	$1,433,788	$4,173,044	$6,533,328

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average Common Stock outstanding	25,820,951	25,690,402	25,755,677	25,690,402
DENOMINATOR FOR BASIC EPS	25,820,951	25,690,402	25,755,677	25,690,402

Add: Weighted average Preferred Stock, as if converted	840,549	971,098	905,823	971,098
Add: Weighted average stock warrants outstanding	-	-	-	-
DENOMINATOR FOR DILUTIVED EPS	26,661,500	26,661,500	26,661,500	26,661,500

EPS - Basic	$0.09	$0.06	$0.16	$0.25
EPS - Diluted	$0.09	$0.06	$0.16	$0.25

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The diluted earnings per share calculation for the three and six months ended June 30, 2012 and 2011, respectively, did not include the warrants to purchase up to 175,000 shares of common stock, because their effect was anti-dilutive.

3.	Inventories

Inventories by major categories are summarized as follows:

	June 30, 2012	December 31, 2011
Raw materials and packaging	$2,549,653	$576,028
Finished goods	3,401,396	5,550,348
Inventories	$5,951,049	$6,126,376

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2012	December 31, 2011
Machinery and equipment	$30,708,041	$30,856,247
Furniture and office equipment	221,080	178,045
Motor vehicles	442,719	443,870
Buildings	32,123,715	25,777,820
Property, plant and equipment, gross	63,495,555	57,255,982
Less: accumulated depreciation	(15,060,180)	(12,978,754)
Property, plant and equipment, net	$48,435,375	$44,277,228

Depreciation expense included in general and administration expenses for the three months ended June 30, 2012 and 2011 was $111,897 and $72,750, respectively, and was $194,736 and $120,822 for the six months ended June 30, 2012 and 2011, respectively. Depreciation expense included in cost of sales for the three months ended June 30, 2012 and 2011 was $571,191 and $768,302, respectively, and was $1,149,150 and $1,540,483 for the six months ended June 30, 2012 and 2011, respectively.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

5.	Short-term Bank Loans

Short-term bank loans consist of the following loans collateralized by assets of the Company:

	June 30, 2012	December 31, 2011
Loan payable to Bank of Huludao, Suizhong branch due on June 28, 2013, bearing interest at 9.465% per annum, collateralized by the buildings, machinery and land use rights of Huludao Wonder	$5,264,906	$5,284,959
Loan payable to Bank of Chongqing, due on March 20, 2013, bearing interest at 8.528% per annum, collateralized by the buildings and land use rights of SkyPeople (China).	3,162,105	-
Loan payable to China Construction Bank due on February 4, 2012, bearing interest at 4.4794% per annum, collateralized by certain accounts receivable of SkyPeople (China), which was paid off in January 2012	-	420,387
Loan payable to China Citic Bank due on February 3, 2012, bearing interest at 4.19465% per annum, collateralized by certain accounts receivable of SkyPeople (China), which was paid off in February 2012	-	720,367
Loan payable to China Construction Bank due on May 15, 2013, bearing interest at 6.56% per annum, collateralized by the buildings and machinery of SkyPeople (China).	2,371,579	-
Loan payable to Xian Bank Jiankang Road Branch due on May 22, 2013, bearing interest at 8.528% per annum, guaranteed by Shaanxi Boai Pharmaceutical Technology Development Co., LTD.	790,526	-
Total	$11,589,116	$6,425,713

6.	Commitments and Contingencies

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

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

On August 5, 2011, we received a shareholder demand letter from counsel for a purported shareholder. The letter was addressed to the Company’s Board of Directors and requested the Board of Directors to take a number of actions in order to repair the alleged “harm” caused to the Company by certain of its directors and officers, as well as its current and former auditors. The Board of Directors has been reviewing this shareholder demand letter and considering appropriate action that the Company should undertake. On November 7, 2011, Baosheng Lu and Tao Wang were appointed to serve as directors of the board and the independent directors of the board appointed them to serve as the members of the evaluation committee. The evaluation committee is in the process of evaluating the actions demanded by the shareholder and retaining counsel to respond to the shareholder inquiry. No formal shareholder derivative complaint has been filed to date on behalf of us. The company believes the suit is without merit and is vigorously defending its position and has made no accrual for any potential contingencies.

On July 8, 2011, we brought suit against Absaroka Capital Management, LLC (“Absaroka”) and its principal Kevin Barnes in the U.S. District Court of Wyoming under the caption SkyPeople, Inc. v. Absaroka Capital Management, LLC, et al., No. 11-cv-238. Absaroka is a purported independent investment analyst who, while holding a short position in our stock, issued a so-called research report (the “Report”) asserting, inter alia, that we had inflated revenues. We brought suit alleging three causes of action for libel per se, libel per quod and intentional interference with a prospective business relationship. In or around November, 2011, Absaroka and Barnes brought counter claims against us for defamation per se, defamation per quod and abuse of process. On June 22, 2012, the Company and Absaroka reached an out-of-court settlement of litigation in the U.S. District Court for the District of Wyoming. The settlement includes a dismissal of all claims and counterclaims filed by the Parties, with neither party admitting any wrongdoing or liability. As part of the settlement agreement, Absaroka has agreed to remove the Report from its website, undertake best efforts to remove the Report from third-party sites, and refrain from issuing any further articles, public statements, or research reports concerning the Company.

Other than the above, from time to time we may be a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

7.	Concentrations

(1)	Concentration of customers

Sales to five largest customers accounted for approximately 29% and 23% of our net sales during the six months ended June 30, 2012 and 2011, respectively. There was no single customer representing 10% of total sales for the six months ended June 30, 2012. Sales to one customer accounted for 10% of total sales for the six months ended June 30, 2011.

Sales to our five largest customers accounted for approximately 38% and 25% of our net sales during the three months ended June 30, 2012 and 2011, respectively. Sales to one customer accounted for 11% of total sales for the three months ended June 30, 2012. There was no single customer representing 10% of total sales for the three months ended June 30, 2011.

(2)	Concentration of Suppliers

During the three months ended June 30, 2012, four suppliers accounted for 20%, 14%, 13% and 10% of our purchases. During the same period of 2011, three suppliers accounted for 31%, 16% and 13% of our purchases. There was no other single supplier representing 10% of purchase during both periods.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

During six months ended June 30, 2012, four suppliers accounted for 19%, 19%, 11% and 10% of our purchases. During the same period of 2011, three suppliers accounted for 30%, 16% and 13% of our purchases. There was no other single supplier representing 10% of purchase during both periods.

8.	Segment Reporting

The Company operates in six segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages, fresh fruits and vegetables, and other products. Our concentrated apple juice and apple aroma are primarily produced by our Huludao Wonder factory. Our concentrated pear juice is primarily produced by the Company’s Jingyang factory. The Company uses the same type of production line to manufacture both concentrated apple juice and concentrated pear juice. In addition, both Jingyang factory and Huludao Wonder factory are located in regions abundant with fresh apple and pear supplies. As such, Jingyang factory also produces concentrated apple juice and Huludao Wonder factory also produces concentrated pear juice when necessary. Our concentrated kiwifruit juice and kiwifruit puree, as well as our fruit juice beverages, are primarily produced by our Qiyiwangguo factory. The Company’s other products include fructose, concentrated turnjujube juice, and other by-products, such as kiwifruit seeds.

Concentrated fruit juice is used as a basic ingredient for manufacturing juice drinks and as an additive to fruit wine and fruit jam, cosmetics and medicines. The Company sells its concentrated fruit juice to domestic customers and exports directly or via distributors. The Company believes that its main export markets are the United States, the European Union, South Korea, Russia and the Middle East. The Company sells its Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. The Company sells its fresh fruit and vegetables to supermarkets and wholesalers in the PRC.

Some of these product segments may not individually meet the quantitative thresholds for determining reportable segments and we determine the reportable segments based on the discrete financial information provided to the chief operating decision maker. The chief operating decision maker evaluates the results of each segment in assessing performance and allocating resources among the segments. Since there is an overlap of services provided and products manufactured between different subsidiaries of the Company, the Company does not allocate operating expenses and assets based on the product segments. Therefore, operating expenses and assets information by segment are not presented.  Segment profit represents the gross profit of each reportable segment.

For the Three Months Ended June 30, 2012	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$1,157	$489	3,834	$6,366	$-	$1,497	$13,343
Inter-segment revenue	(406)	-	(100)	-	-	-	(506)
Revenue from external customers	751	489	3,734	6,366	-	1,497	12,837
Segment gross profit	$94	$223	$1,705	$2,118	$-	$81	$4,221

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

For the Three Months Ended June 30, 2011	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$2,452	$1,870	$1,921	$5,433	$-	$789	$12,465
Inter-segment revenue	(65)	(159)	(30)	-	-	-	(254)
Revenue from external customers	2,387	1,711	1,891	5,433	-	789	12,211
Segment gross profit	$606	$941	$805	$1,668	$-	$147	$4,167

For the Six Months Ended June 30, 2012	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$4,383	$4,441	$8,663	$9,736	$588	$1,497	$29,308
Inter-segment revenue	(1,124)	(191)	(162)	-	-	-	(1,477)
Revenue from external customers	3,259	4,250	8,501	9,736	588	1,497	27,831
Segment gross profit	$507	$1,910	$3,240	$2,973	$296	$81	$9,007

For the Six Months Ended June 30, 2011	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$6,186	$5,028	$5,968	$12,710	$1,458	$789	$32,139
Inter-segment revenue	(126)	(332)	(55)	-	-	-	(513)
Revenue from external customers	6,060	4,696	5,913	12,710	1,458	789	31,626
Segment gross profit	$1,688	$2,528	$2,026	$5,649	$735	$147	$12,773

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table reconciles reportable segment profit to the Company’s consolidated income before income tax provision for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,
	2012	2011
Segment profit	$4,221,391	$4,167,146
Unallocated amounts:
Operating expenses	1,318,238	1,795,904
Other (income)/expenses	(488,259)	(20,683)
Income before tax provision	$3,391,412	$2,391,925

	Six Months Ended June 30,
	2012	2011
Segment profit	$9,007,390	$12,772,704
Unallocated amounts:
Operating expenses	3,463,861	3,203,205
Other (income)/expenses	(835,672)	(413,234)
Income before tax provision	$6,379,201	$9,982,733

9.	Common Stock

The following table reconciles the number of Common Stock and Series B Convertible Preferred Stocks as to the date of this report.

Date		B Series Preferred Stocks	Common Stocks
December 31, 2011	Issued and outstanding	1,456,647	25,690,402
May 17, 2012	Conversion of shares of Series B Preferred Stock into shares of Common Stock	(405,000)	270,000
July 27, 2012(1)	Conversion of shares of Series B Preferred Stock into shares of Common Stock	(410,000)	273,333
Date of this report	Issued and outstanding	641,647 (2)	26,233,735

(1)	Please refer to Note 10 “Subsequent Event.”

(2)
As of the date of this report, the outstanding Series B Preferred Convertible Stocks was 641,647, which can be converted into 427,765 shares of Common Stocks. Assuming all shares of Series B Convertible Preferred Stock are converted, the total number of shares of Common Stock to be issued and outstanding will be 26,661,500.

As of June 30, 2012, the Company had outstanding warrants to purchase 175,000 shares of the Company’s Common Stock.

10.	Subsequent Events

On July 27, 2012, a holder of the Company’s Series B Convertible Preferred Stock converted 410,000 shares of Series B Convertible Preferred Stock into 273,333 shares of Common Stocks.

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

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and from the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. For the six months ended June 30, 2012, sales of our fruit juice concentrates, fruit beverages and other fruit related products represented 58%, 35% and 7% of our revenue, respectively, compared to 53%, 40% and 7%, respectively, for the same period of 2011. For the three months ended June 30, 2012, sales of our fruit juice concentrates, fruit beverages and other fruit related products represented 39%, 50% and 11% of our revenue, respectively, compared to 49%, 45% and 6%, respectively, for the same period of 2011.

We export our products as well as sell them domestically. The Company sells its fruit juice concentrates to domestic customers and exports directly or via distributors with good credit. We believe that our main export markets are the United States, the European Union, South Korea, Russia and the Middle East. We sell our Hedetang-brand bottled fruit beverages domestically, primarily to supermarkets in the PRC. We sell our other fruit related products to domestic customers.

We currently market our Hedetang brand fruit beverages in certain regions of the PRC. We began selling our beverage to Mongolia during the second quarter of 2012. We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In particular, we plan to expand our glass bottle production line to produce higher margin portable fruit juice beverages targeting consumers in more populated Chinese cities. Currently we produce eight flavors of fruit beverages in 280 ml glass bottles, 418 ml glass bottles and 500 ml glass bottles and 3 litre Bag-In-Box packing, including apple juice, pear juice, kiwifruit juice, mulberry juice, peach juice, pomegranate juice, kiwifruit cider and mulberry cider and sell our fruit beverages to distributors and retail stores in approximately 18 provinces. Our products are sold through distributors to stores such as Hualian, Aeon and Wal-Mart in Beijing; CR Vanguard, RenRenLe and Wal-Mart in Shaanxi; TESCO in Shanghai; Wal-Mart in Liaoning and etc.

We plan to continue to focus on creating new products with high margins to supplement our current product offering.

We believe that continuous investment in research and development is a key component to be a leader with respect to the quality of fruit juice concentrates and fruit beverages. As of June 30, 2012, we had an internal research and development team of approximately 40 employees, and we retained external experts and research institutions for additional consultation when necessary. For the six months ended June 30, 2012 and 2011, our research and development expenses were $285,370 and $274,708, respectively. In the three months ended June 30, 2012 and 2011, our research and development expenses were $142,685 and $138,241, respectively.

Our business is highly seasonal and can be greatly affected by weather because of the seasonal nature in the growing and harvesting of fruits and vegetables. Our core products are apple, pear and kiwifruit juice concentrates, which are produced from July or August to April of the following year. The squeezing season for apples is from August to January or February of the following year, the squeezing season for pears is from July or August until April of next year, the squeezing season for kiwifruits is from September through December each year. Typically, a substantial portion of our revenues is earned during our first and fourth quarters. To minimize the seasonality of our business, we make continued efforts in identifying new products with harvesting seasons complementary to our current product mix. Our goal is to lengthen our squeezing season, thus increase our annual production of fruit juice concentrates and fruit beverages. Since the first quarter of 2009, we have been selling fruit beverages in the Chinese market. Unlike fruit juice concentrates, which can only be produced during the squeezing season, the fruit beverages are made out of fruit juice concentrates and can be produced and sold throughout the year. With continuous efforts in marketing our beverages in the domestic market, we expect that impact of our production seasonality to be reduced.

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

Shaanxi and Liaoning Provinces, where our manufacturing facilities are located, are large fruit producing provinces. All of our four manufacturing facilities in the PRC are strategically located near fruit growing centers so that we can better preserve the freshness of the fruits and lower our transportation costs. To take advantage of economies of scale and to enhance our production efficiency, generally, each of our manufacturing facilities focuses on certain products made from one particular fruit according to the proximity of such manufacturing facility to the sources of that fruit supply Our kiwifruit processing facilities are located in Zhouzhi County of Shaanxi Province, which has the largest planting area of apples and kiwifruits in the PRC. Our pear processing facilities are located in Shaanxi Province, which is the main pear-producing province in the PRC. Our apple processing facilities are located in Liaoning Province, a region that abounds with high acidity apples. As we use the same type of production line for both concentrated apple juices and concentrated pear juices and both Shaanxi Province and Liaoning Province are rich in production of fresh apples and pears, our Liaoning facilities also produce concentrated apple juices and our Shaanxi Province facilities also produce concentrated apple juices depending on customers’ needs. We believe that these regions provide adequate supply of raw materials for our production needs in the foreseeable future.

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2012, we had spent approximately $12 million on various capital projects in Huludao Wonder as described in projects (4) and (5) below. We set forth below the capital projects on which we currently plan to use the proceeds from this offering. We review these projects and capital expenditures on a quarterly basis based on the market conditions and associated costs of these projects.

Recent Development

Corporate Restructure

On May 28, 2012, SkyPeople (China) received the approval by Shaanxi Administration for Industry and Commerce for the transfer of 99.78% equity interest in SkyPeople (China) held by Pacific to SkyPeople International, a wholly owned subsidiary of Pacific. As a result of the transfer, SkyPeople (China) has become an indirectly wholly owned subsidiary of Pacific and a 99.78%-owned subsidiary of SkyPeople International.

Sales of Fruit Juice Beverages through Automatic Fruit Juice Dispensing Machines

In the second quarter of 2012, we introduced Hedetang-branded fruit juice beverages into 24 Shaanxi Dongdongbao restaurant chain stores through automatic fruit juice dispensing machines. Dongdongbao is a restaurant chain with most of its stores located throughout Xi’an, Shaanxi province of China.

The use of automatic fruit juice dispensing machines for our Hedetang-branded fruit juice beverages is a relatively novel marketing approach for fruit juices since it mixes fruit juice syrup with water in accordance with a pre-set formula. We found that customers prefer fruit juice beverages produced and dispensed this way since it has an excellent flavor. In addition, there is an element of freshness to the process and there is a sense that the juice it is made especially for them. There are four flavors of Hedetang-branded fruit juice beverages made by automatic fruit juice dispensing machines currently available to customers, including kiwi, pear, mulberry and orange.

We expect automatic fruit juice dispensing machines in restaurant chain stores to bolster the presence of Hedetang-branded fruit juice beverages in the local market of Xi’an, and plans on gradually spreading this fruit juice beverage dispensing method for our fruit juice beverages to other provincial capital cities of China.

Hedetang-branded Bag-In-Box Fruit Juice Beverages

In the second quarter of 2012, we introduced Hedetang-branded Bag-In-Box (the “BIB”) fruit juice beverages into the local market of Xi’an, Shaanxi province of China. A high-tech, sterile, polyethylene (“PE”) inner film bag and corrugated paper box with axenic faucet is used as the container for the Hedetang-branded BIB fruit juice beverages. The container is highly resistant to contamination and represents an ideal liquid technology. SkyPeople is now offering three flavors of Hedetang-branded BIB fruit juice beverages including mulberry juice, pomegranate juice and kiwi juice beverages.

Compared with fruit juice beverages in traditional packages, fruit juice beverages contained in BIB packaging have longer shelf lives since the PE inner film bag and the faucet are sterile and the PE inner film bag also protects the fruit juice from light and heat. The Hedetang-branded BIB fruit juice beverages are healthy because they do not contain preservatives, artificial colors or essences.

Our plan is to introduce the BIB packing fruit juice beverages into the local market of Xi’an first and expect to gradually introduce them into other provincial capital cities of China.

Huludao Wonder Projects

Subsidiary	No.	Priority Projects	Progress	Estimated capital expenditure (in Millions)
Huludao Wonder	(1) (2)	Construction of a refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables	The design of the facility has been completed. Construction has been delayed due to change of plan.	$2.7
Huludao Wonder	(1) (2)	Construction of concentrated fruit juice mixing center	The design of the facility has been completed. First stage of construction has started.	1.9
Huludao Wonder	(3)	Construction of a 30 ton/hour comprehensive fruits and vegetables processing line	The construction of this 30 ton/hour comprehensive fruits and vegetables processing line was delayed. The Company is purchasing machinery and equipment for the project.	3
Huludao Wonder	(4)	Construction of a fruit juice beverage production line of 6,000 bottles/hour	The construction of such production line has been substantially finished. Huludao Wonder commenced operation of this new production line on April 28, 2012.	3
Huludao Wonder	(5)	Environmental project (waste water treatment facility for concentrated apple juice production line)	The construction of such environmental project has been substantially finished.	8
Total Capital Expenditure				$18.6

(1)
Our initial plan was to construct both the refrigeration storage (see (1) above) and fruit juice mixing center (see (2) above) in Huludao Wonder. We initially planned to start the construction of the refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables and a concentrated fruit juice-mixing center in the fourth quarter of 2011. However, the construction of refrigeration storage unit has been delayed due to a change of plan. Management concluded that it is in the best interest of the Company to build the refrigeration storage unit on a new location in Suizhong, Liaoning Province, which is geographically very close to Huludao Wonder. The total estimated capital expenditure for (1) and (2) based on the changed plan is expected to be $4.6 million. The Company is now in the process of evaluating the new plan and in negotiation with the local government to acquire land use right for approximately 7.8 acres for consideration of approximately $290,000 per acre. In April 2012, the Company has paid partial consideration of approximately $1,200,000, the certificate of land use right has not been granted to the Company.

(2)	The fruit juice-mixing center will be built in Huludao Wonder. The design of the fruit juice-mixing center has been completed. First stage of construction has started in the second quarter of 2012.

(3)
Our initial plan was to construct a 50 ton/hour concentrated apple juice production line in Huludao Wonder. We later decided to cancel the plan due to certain amendment to the Catalogue of Industry Structure Adjustment effective in June 2011, which classified concentrated apple juice business in the category of Restricted Industry. To avoid exposure to potential government restrictions on the expansion of this industry by, among other things, putting limitations on the increase in production capacity, increasing the product quality standard, reducing government financial support, we decided to change our existing 30 ton/hour concentrated apple juice line into a 30 ton/hour comprehensive fruits and vegetables processing line by adding additional equipment and machinery. The 30 ton/hour comprehensive fruits and vegetables processing line is expected to process a variety of fruits and vegetables (including apple, pear, and other fruits and vegetables) into juices. The estimated investment for this project is $3.0 million. We believe that this project could provide us more flexibility. Due to extreme weather conditions, the construction of this 30 ton/hour comprehensive fruits and vegetables processing line was delayed. The Company is purchasing machinery and equipment for the project.

(4)
We started the construction of infrastructure for the fruit juice beverage production line on September 28, 2010. The construction of a fruit juice beverage production line with maximum production capacity of 6,000 bottles per hour has been substantially finished. On April 25, 2012, “China Food Production License” for production of Beverage (including fruit juice and vegetable juice) was granted to Huludao Wonder by Liaoning Bureau of Quality and Technical Supervision. Huludao Wonder commenced operation of this new production line on April 28, 2012.

(5)
The environmental project mainly consists of a wastewater processing facility that is required in our production of fruit and vegetable juice concentrates. The construction of environmental project (waste water treatment facility for concentrated apple juice production line) has been substantially finished.

Results of Operations

Comparison of Three Months ended June 30, 2012 and 2011:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended June 30, 2012 and 2011, respectively (in thousands):

	Three month ended June 30,		Change
	2012	2011	Amount	%
Concentrated apple juice and apple aroma	$751	$2,387	$(1,636)	(68.5)%
Concentrated kiwifruit juice and kiwifruit puree	489	1,711	(1,222)	(71.4)%
Concentrated pear juice	3,734	1,891	1,843	97.5%
Fruit juice beverages	6,366	5,433	933	17.2%
Other	1,497	789	708	89.7%
Total	$12,837	$12,211	$626	5.1%

Our gross revenue for the three months ended June 30, 2012 was $12.8 million, an increase of $0.6 million, or 5.1%, from $12.2 million for the same period of 2011. This increase was primarily due to the increases in sales of concentrated pear juice, fruit juice beverages, as well as other products, which was partially offset by the decreases in revenue generated from sales of the concentrated apple juice and apple aroma, kiwi juice and kiwi puree.

Sales from apple related products decreased by $1.6 million, or 68.5%, to $0.8 million for the three months ended June 30, 2012, from $2.4 million for the same period of 2011. During the second quarter of 2012, the Company sold approximately 428 tons of concentrated apple juice, a 69% decrease from 1,367 tons of concentrated apple juice sold in the same period of 2011 while the unit price of concentrated apple juice has remained constant for the two periods. The company did not produce any apple juice during first half of 2012 due to shortage of raw materials resulting from seasonal factors. All sales of apple related products were made out of inventories from 2011, which had a higher inventory cost as compared that of this year.

Sales from concentrated kiwifruit juice and kiwifruit puree were $0.5 million for the second quarter of 2012, a decrease of $1.2 million, or 71.4%, from $1.7 million in the same quarter of 2011. During the second quarter of 2012, the Company did not produce any concentrated kiwifruit juice and kiwifruit puree due to shortage of fresh kiwi supply resulting from seasonal factors. All sales of concentrated kiwifruit juice and kiwifruit puree were made out of inventories from the previous quarter, thus the amount of the sales of the concentrated kiwifruit juice and kiwifruit puree decreased significantly as compared with the corresponding period of 2011.

Sales of concentrated pear juice increased to $3.7 million in the second quarter of 2012, an increase of $1.8 million, or 97.5%, from $1.9 million in the same quarter of 2011. The increase was primarily attributable to the 69% increase in sales volume and a slight increase in the unit price of the concentrated pear juice. During the second quarter of 2012 and 2011, the Company sold approximately 2,200 tons and 1,300 tons, respectively.

Revenue from our fruit juice beverages in the PRC increased to $6.4 million, an increase of $1.0 million or 17.2%, from $5.4 million for the same period of 2011, primarily due to an increase sale volume as a result of the downward pricing adjustment for our beverage products with an aim to improve our competitiveness and to gain more market shares.

Revenue from other products increased to $1.5 million, an increase of $0.7 million or 90%, from $0.8 million for the same period of 2011. The amount of sales of other products is expected to be unstable and is generally not indicative of our future sales of other products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and its consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended June 30, 2012 and 2011, respectively (in thousands for the gross profit):

	Three Months Ended June 30,
	2012		2011
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$94	13%	$606	25%
Concentrated kiwifruit juice and kiwifruit puree	223	46%	941	55%
Concentrated pear juice	1,705	46%	805	43%
Fruit juice beverages	2,118	33%	1,668	31%
Other	81	5%	147	19%
Total/Overall (for gross margin)	$4,221	33%	$4,167	34%

The consolidated gross profit for the three months ended June 30, 2012 was $4.22 million, an increase of $0.05 million, or 1%, from $4.17 million for the same period of 2011.

The consolidated gross profit margin for the three months ended June 30, 2012 was 33%, a decrease of 1%, from 34% for the same period of 2011. The decrease was primarily due to decreases in gross margins of the concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree and other products, which was slightly offset by the slight increase in gross profit margin of the concentrated pear juice and fruit juice beverages.

The gross margin of the concentrated apple juice and apple aroma decreased to 13% for the three months ended June 30, 2012 from 25% for the same period of 2011, as the Company did not produce any apple juice during the first half of 2012 and incurred cost of goods sold as a result of the sales of the inventories of the previous year. Cost of production of concentrated apple juice and apple aroma of 2011 was relatively high due to high purchasing price of fresh apple in 2011.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree decreased from 55% for the three months ended June 30, 2011 to 46% for the same period of 2012. During the second quarter of 2012, the Company did not produce any concentrated kiwifruit juice and kiwifruit puree due to shortage of raw materials, and all the sales of the concentrated kiwifruit juice and kiwifruit puree have been generated from the sales of the inventories of the previous quarter. The decrease in gross profit margin was primarily due to the higher costs of inventory in three months ended June 30, 2012.

The gross profit margin of the concentrated pear juice increased slightly from 43% to 46%, mainly due to price decrease for the fresh pear in the second quarter of 2012 from that in the same period of 2011.

The gross profit margin of our fruit juice beverages slightly increased from 31% for the three months ended June 30, 2011 to 33% for the same period of 2012 as a result of the increase in amount of production, which in turn led to decrease in cost of production and cost of sales.

The gross profit margin for other products was 19% for the three months ended June 30, 2011 and 5% for the same period of 2012. Given the relatively low production volume and sales of other products, the gross profit margin is expected to change from time to time.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,
	2012		2011		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
General and administrative expenses	$653,771	5%	$1,008,734	8%	(354,963)	(35)%
Selling expenses	521,782	4%	648,929	5%	(127,147)	(20)%
Research and development expenses	142,685	1%	138,241	1%	4,444	3%
Total operating expenses	$1,318,238	10%	$1,795,904	14%	(477,666)	(27)%

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses decreased by 27% to $1,318,238 for the three months ended June 30, 2012, from $1,795,904 for the corresponding period in 2011.

General and administrative expenses decreased by $354,963, or 35%, to $653,771 for the three months ended June 30, 2012, from $1,008,734 for the same period of 2011. The decrease in general and administrative expenses was attributable to the insurance refund of our legal fees that we incurred related to our pending litigations.

Selling expenses decreased by $127,147, or 20%, to $521,782 for the three months ended June 30, 2012 from $648,929 for the same period of 2011. The decrease was mainly due to an one-time sales rebate incurred during the same period of 2011, which was charged into selling expenses.

Research and development expenses increased slightly by $4,444, or 3%, to $142,685 for the three months ended June 30, 2012 from $138,241 for the same period of fiscal 2011.

Income from Operations

Income from operations increased to $2,903,153, an increase of 22% or $531,911, for the three months ended June 30, 2012 from $2,371,242 for the same period of 2011. The increase in the income from operations was mainly due to an increase in the gross profit, coupled by a decrease in operating expenses as discussed above.

Other Income (Expense), Net

Other income, net was $488,259 for the three months ended June 30, 2012, an increase of $467,576 or 2261% from other income of $20,683 in the same period of 2011. The increase was primarily due to an increase in the subsidy income from $88,697 in the second quarter of 2011 to $649,607 for the same period of 2012. We received the subsidy income as a result of the value-added tax rebates provided on our exports, which increased in the second quarter of 2012 as compared to the corresponding period of 2011.

Income Tax

Our provision for income taxes increased by $100,715, or 13%, to $864,293 for the three months ended June 30, 2012 from $763,578 for the three months ended June 30, 2011. The increase in the tax provision was due to increased income before taxes generated in the second quarter of 2012 as compared to the second quarter of 2011. Our consolidated income tax rate was 25% and 32% for the three months ended June 30, 2012 and 2011, respectively.

Net Income

Net income was $2,527,119 for the three months ended June 30, 2012, an increase of $898,772 or 55%, from $1,628,347 for the same period of 2011, primarily due to the factors previously discussed.

Noncontrolling Interests

As of June 30, 2012, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests, which is deducted from our net income, was $126,468 and $140,398 for the three months ended June 30, 2012 and 2011, respectively. The decrease in the net income attributable to noncontrolling interests was mainly due to the decrease in the net income generated from SkyPeople (China).

Net Income Attributable to SkyPeople Fruit Juice, Inc.

Net income attributable to the Company was $2,400,651 for the three months ended June 30, 2012, and increase of $912,702 or 61%, from $1,487,949 for the same period of 2011 for the reasons described above.

Comparison of Six Months ended June 30, 2012 and 2011:

Revenue

The following table presents our consolidated revenues for each of our main products for the six months ended June 30, 2012 and 2011, respectively (in thousands):

	Six month ended June 30,		Change
	2012	2011	Amount	%
Concentrated apple juice and apple aroma	$3,259	$6,060	$(2,801)	(46)%
Concentrated kiwifruit juice and kiwifruit puree	4,250	4,696	(446)	(9)%
Concentrated pear juice	8,501	5,913	2,588	44%
Fruit juice beverages	9,736	12,710	(2,974)	(23)%
Fresh fruits and vegetables	588	1,458	(870)	(60)%
Other	1,497	789	708	90%
Total	$27,831	$31,626	$(3,795)	(12)%

Our gross revenue for the six months ended June 30, 2012 was $27.8 million, a decrease of $3.8 million, or 12%, from $31.6 million for the same period of 2011, primarily due to the decreases in the sales of concentrated apple juice and apple aroma, concentrated kiwifruit juice, kiwifruit puree, fruit juice beverage, fresh fruits and vegetables, which was partially offset by the increases in the sales of the concentrated pear juice and other products.

Sales from apple related products decreased by $2.8 million, or 46%, to $3.3 million for the six months ended June 30, 2012 from $6.1 million for the same period of 2011. During the first half of 2012, the Company sold approximately 1,686 tons of the concentrated apple juice, a 54% decrease from 3,637 tons of the concentrated apple juice sold in the same period of 2011. Such decrease was partially offset by a slight increase in the unit price of the concentrated apple juice.

Sales from concentrated kiwifruit juice and kiwifruit puree were $4.3 million for the first half of 2012, a decrease of $0.4 million, or 9%, from $4.7 million in the same period of 2011, primarily due to (i) a 12% decrease in sales of concentrated kiwifruit puree in the first half of 2012 from those in the same period of 2011, (ii) an increase in the unit selling price.

Sales of concentrated pear juice increased to $8.5 million for the first half of 2012, an increase of $2.6 million, or 44%, from $5.9 million for the same period of 2011. During the first half of 2012, price for the concentrated pear juice increased, which was coupled by by a 6% increase in the sales volume for the pear juices. The Company sold approximately 5,062 tons and 4,780 tons of the pear juice during the first half of 2012 and 2011, respectively.

Revenue from our fruit juice beverages in the PRC decreased to $9.7 million, a decrease of $3.0 million or 23%, from $12.7 million for the same period of 2011. From the second quarter of 2011, the Company made downward pricing adjustment to our beverage products to improve our competitiveness and gain more market shares. The downward pricing adjustment increased our sales volume and our market share during the six months ended June 30, 2012, which increase, however, was not sufficient to offset the negative impact on our revenue by the reduced prices.

Revenue from our fresh fruits and vegetables in the PRC decreased to $0.6 million, a decrease of $0.9 million or 60%, from $1.5 million for the same period of 2011. The decrease was primarily due to a decrease in the sales volume of the fresh fruits as well as an overall decrease in the prices of fresh fruits in the first half of 2012 as compared to those in the same period of 2011.

Revenue from other products increased to $1.5 million, an increase of $0.7 million or 90%, from $0.8 million for the same period of 2011. Sales of other products is expected to be unstable and is generally not indicative of any trend in future sales.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and its consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the six months ended June 30, 2012 and 2011, respectively (in thousands for the gross profit):

	Six Months Ended June 30,
	2012		2011
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$507	16%	$1,688	28%
Concentrated kiwifruit juice and kiwifruit puree	1,910	45%	2,528	54%
Concentrated pear juice	3,240	38%	2,026	34%
Fruit juice beverages	2,973	31%	5,649	44%
Fresh fruits and vegetables	296	50%	735	50%
Other	81	5%	147	19%
Total/Overall (for gross margin)	$9,007	32%	$12,773	40%

The consolidated gross profit for the six months ended June 30, 2012 was $9.0 million, a decrease of $3.8 million, or 30%, from $12.8 million for the same period of 2011. The decrease was primarily due to the decreases in gross profits for concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, fruit juice beverages and fresh fruits and vegetables and other products, which was partially offset by increases in the gross profit in concentrated pear juice.

The consolidated gross profit margin for the six months ended June 30, 2012 was 32%, a decrease of 8%, from 40% for the same period of 2011. The increase was primarily due to decreases in gross margins of concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, fruit juice beverages and other products, which was partially offset by the slight increase in gross profit margin of concentrated pear juice.

The gross margin of concentrated apple juice and apple aroma decreased to 16% for the six months ended June 30, 2012 from 28% for the same period of 2011, primarily due to the fact that the Company did not produce any apple juice during the first half of 2012, and the cost of goods sold was incurred from selling the inventories of the previous year. Cost of production of concentrated apple juice and apple aroma of 2011 was relatively high due to high purchasing price of fresh apple in 2011.

The gross profit margin for concentrated kiwifruit juice and kiwifruit puree decreased from 54% for the six months ended June 30, 2011 to 45% for the same period of 2012. The decrease was primarily due to an increase in for the fresh kiwifruits price in the six months ended June 30, 2012 as compared to that in the same period of 2011.

The gross profit margin for the concentrated pear juice increased slightly from 34% to 38%, mainly due to a decrease in fresh pear price.

The gross profit margin for our fruit juice beverages decreased from 44% for the six months ended June 30, 2011 to 31% for the same period of 2012 as a result of the downward pricing adjustment for our beverage products as explained above in this report.

The gross profit margin for other products was 19% for the six months ended June 30, 2011 and 5% for the same period of 2012. Given the relatively low production volume and sales of other products, the gross profit margin is prone to fluctuation from time to time.

Operating Expenses

The following table presents our consolidated operating expenses and their respective percentage of revenue for the six months ended June 30, 2012 and 2011, respectively:

	Six Months Ended June 30,
	2012		2011		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
General and administrative expenses	$2,131,375	8%	$1,824,894	6%	306,481	17%
Selling expenses	1,047,116	4%	1,103,603	3%	(56,487)	(5)%
Research and development expenses	285,370	1%	274,708	1%	10,662	4%
Total operating expenses	$3,463,861	13%	$3,203,205	10%	260,656	8%

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Total operating expenses increased by 8% to $3,463,861 for the six months ended June 30, 2012 from $3,203,205 for the corresponding period in 2011.

General and administrative expenses increased by $306,481, or 17%, to $2,131,375 for the six months ended June 30, 2012 from $1,824,894 for the same period of 2011. The increase was mainly due to an increase in legal fees related to our current pending litigations, payroll and related expenses.

Selling expenses decreased by $56,487, or 5%, to $1,047,116 for the six months ended June 30, 2012 from $1,103,603 for the same period of 2011. The decrease was mainly due to an one-time sales rebate incurred during the six months ended June 30, 2011, which was charged into selling expenses, offset by the increase of advertising and shipping related costs in the six months ended June 30, 2012.

Research and development expenses increased by $10,662, or 4%, to $285,370 for the six months ended June 30, 2012 from $274,708 for the same periods of fiscal 2011.

Income from Operations

Income from operations decreased to $5,543,529 for the six months ended June 30, 2012, a decrease of 42% or $4,025,970, from $9,569,499 for the same period of 2011. The decrease in the income from operations was mainly due to an increase in the operating expenses, coupled by a decrease in revenue.

Other Income (Expense), Net

Other income, net was $835,672 for the six months ended June 30, 2012, an increase of $422,438 or 102%, from $413,234 for the same period of 2011. The increase was primarily due to an increase of $511,347, or 89%, in subsidy income as a result of the value-added tax rebates provided on our exports.

Income Tax

Our provision for income taxes decreased by $900,713, or 33%, to $1,792,673 for the six months ended June 30, 2012 from $2,693,386 for the six months ended June 30, 2011. The decrease resulted from in income before taxes generated in the first half of 2012 as compared to that in the corresponding period in 2011. Our consolidated income tax rate was 28% and 27% for the six months ended June 30, 2012 and 2011, respectively.

Net Income

Net income was $4,586,528 for the six months ended June 30, 2012, a decrease of $2,702,819 or 37%, from $7,289,347 for same period of 2011, primarily due to a decrease in revenue and an increase in operating expenses.

Noncontrolling Interests

As of June 30, 2012, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests, which is deducted from our net income, was $266,719 and $509,222 for the six months ended June 30, 2012 and 2011, respectively. The decrease in net income attributable to noncontrolling interests was mainly due to the decrease in the net income generated from SkyPeople (China).

Net Income Attributable to SkyPeople Fruit Juice, Inc.

Our net income was $4,319,809 for the six months ended June 30, 2012, a decrease of $2,460,316 or 36%, from $6,780,125 for the same period of 2011 for the reasons described above.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $87,712,871, an increase of $26,558,864, or 43%, from $61,154,007 as of December 31, 2011. We expect the projected cash flows from operation, anticipated cash receipts, cash on hand, and trade credit to provide necessary capital to meet our projected operating cash requirements at least for the next 12 months, which do not take into account any potential expenditures related to the potential expansion of our current production capacity. Our restricted cash of $31,621 is used as collateral to obtain a short-term note payable.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $90,635,291 as of June 30, 2012, an increase of $3,079,782 or 4%, from $87,555,509 as of December 31, 2011, mainly due to an increase in cash. During the first half of 2012, our operating activities generated net cash inflow of $25,054,159 a decrease of $2,485,251 or 9%from $27,539,410, net cash inflow from our operating activities of the same period of 2011, mainly due to $3,414,805, or 14%, decrease in cash inflow generated from collection of accounts receivable. During the six months ended June 30, 2012 and 2011, cash inflow generated from collection was $20,855,020 and $24,269,825.

During the six months ended June 30, 2012, our investing activities used net cash of $3,392,073, a decrease of $1,456,767 or 30% compared to $4,848,840 for the same period of 2011.

During the six months ended June 30, 2012, our financing activities generated net cash inflow of $5,202,179, as compared to $2,502,977 for the same period of 2011. During the first half of 2012, $1,139,578 was paid for our short-term bank loans and $6,341,757 was generated through short-term bank loans, while in the same period of 2011, $5,082,262 was paid for our short-term bank loans and $7,585,239 was generated through short-term bank loans.

Off-balance sheet arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures were completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the three months ended June 30, 2012.

Changes in Internal Controls Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 5, 2011, we received a shareholder demand letter from counsel for a purported shareholder. The letter was addressed to the Company’s Board of Directors and requested the Board of Directors to take a number of actions in order to repair the alleged “harm” caused to the Company by certain of its directors and officers, as well as its current and former auditors. The Board of Directors has been reviewing this shareholder demand letter and considering appropriate action that the Company should undertake. On November 7, 2011, Baosheng Lu and Tao Wang were appointed to serve as directors of the board and the independent directors of the board appointed them to serve as the members of the evaluation committee. The evaluation committee is in the process of evaluating the actions demanded by the shareholder and retaining counsel to respond to the shareholder inquiry. No formal shareholder derivative complaint has been filed to date on behalf of us. The Company believes the suit is without merit and is vigorously defending its position and has made no accrual for any potential contingencies.

On July 8, 2011, we brought suit against Absaroka Capital Management, LLC (“Absaroka”) and its principal Kevin Barnes in the U.S. District Court of Wyoming under the caption SkyPeople, Inc. v. Absaroka Capital Management, LLC, et al., No. 11-cv-238. Absaroka is a purported independent investment analyst who, while holding a short position in our stock, issued a so-called research report (the “Report”) asserting, inter alia, that we had inflated revenues. We brought suit alleging three causes of action for libel per se, libel per quod and intentional interference with a prospective business relationship. In or around November, 2011, Absaroka and Barnes brought counter claims against us for defamation per se, defamation per quod and abuse of process. On June 22, 2012, the Company and Absaroka reached an out-of-court settlement of litigation in the U.S. District Court for the District of Wyoming. The settlement includes a dismissal of all claims and counterclaims filed by the Parties, with neither party admitting any wrongdoing or liability. As part of the settlement agreement, Absaroka has agreed to remove the Report from its website, undertake best efforts to remove the Report from third-party sites, and refrain from issuing any further articles, public statements, or research reports concerning the Company.

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

Item 4.    Mine Safety Disclosures

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
August 13, 2012

By:	/s/ Xin Ma
Xin Ma Chief Financial Officer
(Principal Financial and Accounting Officer)
August 13, 2012