Form 10-Q
period 2012-09-30
SkyPeople Fruit Juice, Inc
filed 2012-11-13
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

Class	Outstanding at November 13, 2012
Common Stock, $0.001 par value per share	26,661,499

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$80,869,190	$61,154,007
Restricted cash	31,541	316,396
Accounts receivables, net of allowance of $46,234 and $46,529 as of September 30, 2012 and December 31, 2011, respectively	29,245,668	35,999,858
Other receivables	304,310	192,032
Inventories	6,382,796	6,126,376
Deferred tax assets	31,647	174,285
Advances to suppliers and other current assets	114,080	66,528
TOTAL CURRENT ASSETS	116,979,232	104,029,482

PROPERTY, PLANT AND EQUIPMENT, NET	49,781,361	44,277,228
LAND USE RIGHT, NET	7,695,834	6,673,496
OTHER ASSETS	347,494	5,323,162
TOTAL ASSETS	$174,803,921	$160,303,368

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$6,788,625	$2,972,916
Accrued expenses	2,000,465	4,701,054
Income tax payable	1,728,077	1,910,779
Advances from customers	-	178,857
Short-term bank loans	11,559,691	6,425,713
Short-term notes payable	-	284,654
TOTAL CURRENT LIABILITIES	22,076,858	16,473,973

SHAREHOLDERS' EQUITY

SkyPeople Fruit Juice, Inc, Stockholders' equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; 230,147 shares and 1,456,647 shares issued and outstanding as of September 30, 2012 and December 31,2011, respectively	230	1,457
Common stock, $0.001 par value; 66,666,666 shares authorized; 26,508,068 shares and 25,690,402 shares issued and outstanding as of September 30, 2012 and December 31, 2011, repectively	26,508	25,690
Additional paid-in capital	59,189,783	59,189,374
Retained earnings	73,975,364	64,623,453
Accumulated other comprehensive income	13,216,615	14,086,620
Total SkyPeople Fruit Juice, Inc. stockholders' equity	146,408,500	137,926,594
Non-controlling interests	6,318,563	5,902,801
TOTAL EQUITY	152,727,063	143,829,395
TOTAL LIABILITIES AND EQUITY	$174,803,921	$160,303,368

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$28,563,469	$17,437,105	$56,394,242	$49,062,726
Cost of goods sold	20,038,559	12,595,983	38,861,942	31,448,900
Gross profit	8,524,910	4,841,122	17,532,300	17,613,826

Operating Expenses
General and administrative expenses	960,617	1,217,206	3,091,992	3,042,100
Selling expenses	732,751	638,211	1,779,867	1,741,814
Research and development expenses	142,077	145,413	427,447	420,121
Total operating expenses	1,835,445	2,000,830	5,299,306	5,204,035

Income from operations	6,689,465	2,840,292	12,232,994	12,409,791

Other income (expenses)
Interest income	77,846	81,720	234,551	223,806
Subsidy income	615,997	50,632	1,699,108	622,396
Interest expenses	(213,847)	(308,447)	(616,991)	(648,635)
Other income (expenses)	-	(118)	(1,000)	39,454
Total other income (expenses)	479,996	(176,213)	1,315,668	237,021

Income before income tax	7,169,461	2,664,079	13,548,662	12,646,812
Income tax provision	1,917,425	726,239	3,710,098	3,419,625
Net income	5,252,036	1,937,840	9,838,564	9,227,187

Less: Net income attributable to non-controlling interests	219,934	124,420	486,653	633,642

NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$5,032,102	$1,813,420	$9,351,911	$8,593,545

Earnings per share:
Basic earnings per share	$0.19	$0.07	$0.35	$0.32
Diluted earnings per share	$0.19	$0.07	$0.35	$0.32

Weighted average number of shares outstanding
Basic	26,251,920	25,690,402	25,922,298	25,690,402
Diluted	26,661,500	26,661,500	26,661,500	26,661,500

Comprehensive Income
Net income	$5,252,036	$1,937,840	$9,838,564	$9,227,187
Foreign currency translation adjustment	(311,480)	1,342,180	(870,005)	4,293,977
Total Comprehensive income	$4,940,556	$3,280,020	$8,968,559	$13,521,164
Comprehensive income attributable to non-controlling interests	172,179	182,649	415,762	800,375
Comprehensive income attributable to SkyPeople Fruit Juice, Inc.	$4,768,377	$3,097,371	$8,552,797	$12,720,789

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,838,564	$9,227,187
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,376,671	2,674,081
Deferred income tax assets	142,638	-
Changes in operating assets and liabilities
Accounts receivable	6,551,325	25,987,583
Other receivable	(113,858)	19,660
Advances to suppliers and other current assets	(47,955)	(399,945)
Inventories	(296,284)	(2,442,658)
Accounts payable	3,849,078	(398,972)
Accrued expenses	(2,683,737)	(1,491,478)
Income tax payable	(170,942)	(3,825,519)
Advances from customers	(178,401)	(535,017)
Net cash provided by operating activities	20,267,099	28,814,922

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,829,822)	(138,927)
Additions to construction progress	-	(46,437)
Additions to land use right	(1,204,179)	-
Prepayment for other assets	(256,585)	(5,894,322)
Net cash used in investing activities	(5,290,586)	(6,079,686)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (Increase) in restricted cash	283,929	(679,744)
Short-term notes payable	(283,929)	657,590
Proceeds from short-term bank loans	6,332,120	7,733,603
Repayment of short-term bank loans	(1,137,847)	(5,181,670)
Net cash provided by financing activities	5,194,273	2,529,779

Effect of change in exchange rate	(455,603)	1,809,779

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,715,183	27,074,794
Cash and cash equivalents, beginning of period	61,154,007	49,350,385
Cash and cash equivalents, end of period	80,869,190	76,425,179

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	640,184	648,635
Cash paid for income taxes	3,740,987	7,245,144

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$5,217,366	$457,070

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2012 and the results of operations and cash flows for the periods ended September 30, 2012 and 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months, respectively ended September 30, 2012are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

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

Organizational Structure

Below is the Company’s current organizational structure as of the date of this report:

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
SkyPeople (China) holds a 91.15% interest in Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd. (“Shaanxi Qiyiwangguo”) since June 2006, after it acquired 21.05% of the shares held by Shaanxi Xirui Co. Ltd.  In July 2009, the Company canceled the registration of Shaanxi Qiyiwanguo with Xi’an SAIC and registered with Zhouzhi County SAIC. On June 14, 2012, the record of Zhouzhi County SAIC was updated to reflect the increase in the Company’s interest percentage of Shaanxi Qiyiwangguo in June 2006.

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

The consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of SkyPeople (China), Shaanxi Qiyiwangguo, Huludao Wonder, Yingkou, Orange Products, Hedetang Juice Beverages, Orange Products and SkyPeople Suizhong, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $409,095 and $361,076 for the three months ended September 30, 2012 and 2011, respectively, and $940,441 and $903,820 for the nine months ended September 30, 2012 and 2011, respectively, are reported in the Consolidated Statements of Income and Comprehensive Income as a component of selling expenses.

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

Other comprehensive income for the three and nine months ended September 30, 2012 and 2011, respectively, represented foreign currency translation adjustments and were included in the consolidated statements of income and comprehensive income.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)	$5,032,102	$1,813,420	$9,351,911	$8,593,545
Net income allocated to Preferred Stock holders	(77,304)	(66,008)	(259,286)	(312,805)
Net income allocated to Common Stock holders	$4,954,798	$1,747,412	$9,092,625	$8,280,740

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average Common Stock outstanding	26,251,920	25,690,402	25,922,298	25,690,402
DENOMINATOR FOR BASIC EPS	26,251,920	25,690,402	25,922,298	25,690,402

Add: Weighted average Preferred Stock, as if converted	409,580	971,098	739,202	971,098
Add: Weighted average stock warrants outstanding	-	-	-	-
DENOMINATOR FOR DILUTIVED EPS	26,661,500	26,661,500	26,661,500	26,661,500

EPS - Basic	$0.19	$0.07	$0.35	$0.32
EPS - Diluted	$0.19	$0.07	$0.35	$0.32

The diluted earnings per share calculation for the three and nine months ended September 30, 2012 and 2011, respectively, did not include the warrants to purchase up to 175,000 shares of common stock, because their effect was anti-dilutive.

3.  Inventories

Inventories by major categories are summarized as follows:

	September 30, 2012	December 31, 2011
Raw materials and packaging	$4,253,660	$576,028
Finished goods	2,129,136	5,550,348
Inventories	$6,382,796	$6,126,376

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2012	December 31, 2011
Machinery and equipment	$33,071,999	$30,856,247
Furniture and office equipment	252,865	178,045
Motor vehicles	523,515	443,870
Buildings	32,058,507	25,777,820
Property, plant and equipment, gross	65,906,886	57,255,982
Less: accumulated depreciation	(16,125,525)	(12,978,754)
Property, plant and equipment, net	$49,781,361	$44,277,228

Depreciation expense included in general and administration expenses for the three months ended September 30, 2012 and 2011 was $96,006 and $63,939, respectively, and was $290,742 and $184,761 for the nine months ended September 30, 2012 and 2011, respectively. Depreciation expense included in cost of sales for the three months ended September 30, 2012 and 2011 was $1,011,752 and $815,554, respectively, and was $2,953,581 and $2,356,037 for the nine months ended September 30, 2012 and 2011, respectively.

5.  Short-term Bank Loans

Short-term bank loans consist of the following loans collateralized by assets of the Company:

	September 30, 2012	December 31, 2011
Loan payable to Bank of Huludao, Suizhong branch due on June 28, 2013, bearing interest at 9.465% per annum, collateralized by the buildings, machinery and land use rights of Huludao Wonder	$5,251,537	$5,284,959
Loan payable to Bank of Chongqing, due on March 20, 2013, bearing interest at 8.528% per annum, collateralized by the buildings and land use rights of SkyPeople (China).	3,154,077	-
Loan payable to China Construction Bank due on February 4, 2012, bearing interest at 4.4794% per annum, collateralized by certain accounts receivable of SkyPeople (China), which was paid off in January 2012	-	420,387
Loan payable to China Citic Bank due on February 3, 2012, bearing interest at 4.19465% per annum, collateralized by certain accounts receivable of SkyPeople (China), which was paid off in February 2012	-	720,367
Loan payable to China Construction Bank due on May 15, 2013, bearing interest at 6.56% per annum, collateralized by the buildings and machinery of SkyPeople (China).	2,365,558	-
Loan payable to Xian Bank Jiankang Road Branch due on May 22, 2013, bearing interest at 8.528% per annum, guaranteed by Shaanxi Boai Pharmaceutical Technology Development Co., LTD.	788,519	-
Total	$11,559,691	$6,425,713

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  Commitments and Contingencies

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On June 20, 2011, plaintiff Benjamin Padnos filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its current and former officers and/or directors, the Company’s former independent auditors Child Van Wagner & Bradshaw, PLLC and BDO Limited, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On August 30, 2011, the Court consolidated the foregoing two actions and appointed Zachary Lewy as lead plaintiff. On September 30, 2011, pursuant to the Court’s order, Lead Plaintiff filed a consolidated complaint, which names the Company, Rodman & Renshaw, LLC, BDO Limited, Child Van Wagoner & Bradshaw PLLC and certain of the Company’s current and former directors and/or officers and majority shareholders as defendants, and alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, and the rules promulgated thereunder. The Consolidated Complaint seeks, among other things, compensatory damages, and reasonable costs and expenses incurred in the action. On December 21, 2011, the Company and certain of the individual defendants filed a motion to dismiss the Consolidated Complaint. On May 3, 2012, Lead Plaintiff voluntarily dismissed the claims against BDO Limited and Child Van Wagoner & Bradshaw PLLC. On September 10, 2012, the Court granted in part and denied in part the Company’s motion to dismiss the Consolidated Complaint. The Company believes the allegations against the Company are baseless and is contesting the case vigorously.  The Company has made no accrual for any potential contingencies.

On August 5, 2011, we received a shareholder demand letter from counsel for a purported shareholder. The letter was addressed to the Company’s Board of Directors and requested the Board of Directors to take a number of actions in order to repair the alleged “harm” caused to the Company by certain of its directors and officers, as well as its current and former auditors. The Board of Directors has been reviewing this shareholder demand letter and considering appropriate action that the Company should undertake. On November 7, 2011, Baosheng Lu and Tao Wang were appointed to serve as directors of the board and the independent directors of the board appointed them to serve as the members of the evaluation committee. The evaluation committee is in the process of evaluating the actions demanded by the shareholder and retaining counsel to respond to the shareholder inquiry. No formal shareholder derivative complaint has been filed to date on behalf of the Company. The Company believes any such suit would be without merit and would vigorously defend its position in this regard.  The Company has made no accrual for any potential contingencies.

On July 8, 2011, the Company brought suit against Absaroka Capital Management, LLC (“Absaroka”) and its principal Kevin Barnes in the U.S. District Court of Wyoming under the caption SkyPeople, Inc. v. Absaroka Capital Management, LLC, et al., No. 11-cv-238. Absaroka is a purported independent investment analyst who, while holding a short position in our stock, issued a so-called research report (the “Report”) asserting, inter alia, that the Company had inflated revenues. We brought suit alleging three causes of action for libel per se, libel per quod and intentional interference with a prospective business relationship. In or around November, 2011, Absaroka and Barnes brought counter claims against us for defamation per se, defamation per quod and abuse of process. On June 22, 2012, the Company and Absaroka reached an out-of-court settlement of litigation in the U.S. District Court for the District of Wyoming. The settlement includes a dismissal of all claims and counterclaims filed by the Parties, with neither party admitting any wrongdoing or liability. As part of the settlement agreement, Absaroka has agreed to remove the Report from its website, undertake best efforts to remove the Report from third-party sites, and refrain from issuing any further articles, public statements, or research reports concerning the Company.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other than the above, from time to time we may be a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

7.  Concentrations

(1)	Concentration of customers

Sales to five largest customers accounted for approximately 29% and 22% of our net sales during the nine months ended September 30, 2012 and 2011, respectively. There was no single customer representing 10% of total sales for the nine months ended September 30, 2012 and 2011.

Sales to our five largest customers accounted for approximately 30.8% and 32.1% of our net sales during the three months ended September 30, 2012 and 2011, respectively. Sales to one customer accounted for 10% of total sales for the three months ended September 30, 2011. There was no single customer representing 10% of total sales for the three months ended September 30, 2012.

(2)	Concentration of Suppliers

During the three months ended September 30, 2012, one supplier accounted for 21%, of our purchases, respectively. During the same period of 2011, three suppliers accounted for 22%, 18% and 12% of our purchases, respectively. There was no other single supplier representing 10% of purchase during both periods.

During nine months ended September 30, 2012, one supplier accounted for 20%, of our purchases. During the same period of 2011, three suppliers accounted for 23%, 18% and 12% of our purchases, respectively. There was no other single supplier representing 10% of our purchase during both periods.

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

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

For the Three Months Ended September 30, 2012	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$4,211	$444	11,382	$10,498	$707	$1,653	$28,895
Inter-segment revenue	(249)	(45)	-	(38)	-	-	(332)
Revenue from external customers	3,962	399	11,382	10,460	707	1,653	28,563
Segment gross profit	$679	$189	$3,469	$3,951	$218	$19	$8,525

For the Three Months Ended September 30, 2011	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$8,839	$566	$2,068	$5,188	$897	$35	$17,593
Inter-segment revenue	(57)	(67)	(32)	-	-	-	(156)
Revenue from external customers	8,782	499	2,036	5,188	897	35	17,437
Segment gross profit	$2,045	$267	$516	$1,582	$424	$7	$4,841

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the Nine Months Ended September 30, 2012	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$8,594	$4,885	$20,045	$20,234	$1,295	$3,150	$58,203
Inter-segment revenue	(1,373)	(236)	(162)	(38)	-	-	(1,809)
Revenue from external customers	7,221	4,649	19,883	20,196	1,295	3,150	56,394
Segment gross profit	$1,186	$2,099	$6,709	$6,924	$514	$100	$17,532

For the Nine Months Ended September 30, 2011	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$15,024	$5,595	$8,036	$17,898	$2,354	$825	$49,732
Inter-segment revenue	(182)	(400)	(87)	-	-	-	(669)
Revenue from external customers	14,842	5,195	7,949	17,898	2,354	825	49,063
Segment gross profit	$3,734	$2,795	$2,541	$7,230	$1,160	$154	$17,614

The following table reconciles reportable segment profit to the Company’s consolidated income before income tax provision for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,
	2012	2011
Segment profit	$8,524,910	$4,841,122
Unallocated amounts:
Operating expenses	1,835,445	2,000,830
Other (income)/expenses	(479,996)	176,213
Income before tax provision	$7,169,461	$2,664,079

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Segment profit	$17,532,300	$17,613,826
Unallocated amounts:
Operating expenses	5,299,306	5,204,035
Other (income)/expenses	(1,315,668)	(237,021)
Income before tax provision	$13,548,662	$12,646,812

9.  Common Stock

The following table reconciles the number of Common Stock and Series B Convertible Preferred Stocks as to the date of this report.

Date		B Series Preferred Stocks	Common Stocks
December 31, 2011	Issued and outstanding	1,456,647	25,690,402
May 17, 2012	Conversion of shares of Series B Preferred Stock into shares of Common Stock	(405,000)	270,000
July 27, 2012	Conversion of shares of Series B Preferred Stock into shares of Common Stock	(410,000)	273,333
August 28, 2012	Conversion of shares of Series B Preferred Stock into shares of Common Stock	(411,500)	274,333
October 1, 2012(1)	Conversion of shares of Series B Preferred Stock into shares of Common Stock	(230,147)	153,431
Date of this report	Issued and outstanding	-	26,661,499

(1)	Please refer to Note 10 “Subsequent Event.”

As of September 30, 2012, the Company had outstanding warrants to purchase 175,000 shares of the Company’s Common Stock.

10.  Subsequent Events

On October 1, 2012, a holder of the Company’s Series B Convertible Preferred Stock converted 230,147 shares of Series B Convertible Preferred Stock into 153,431 shares of Common Stocks.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and from the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. For the nine months ended September 30, 2012, sales of our fruit juice concentrates, fruit beverages and other fruit related products represented 56%, 36% and 8% of our revenue, respectively, compared to 57%, 36.5% and 6.5%, respectively, for the same period of 2011. For the three months ended September 30, 2012, sales of our fruit juice concentrates, fruit beverages and other fruit related products represented 55%, 37% and 8% of our revenue, respectively, compared to 65%, 30% and 5%, respectively, for the same period of 2011.

We export our products as well as sell them domestically. The Company sells its fruit juice concentrates to domestic customers and exports directly or via distributors with good credit. We believe that our main export markets are the United States, the European Union, South Korea, Russia and the Middle East. We sell our Hedetang-brand bottled fruit beverages primarily to domestic supermarkets. We also sell our other fruit related products to domestic customers.

We currently market our Hedetang brand fruit beverages in certain regions of the PRC. During the second quarter of 2012, we began exporting beverage to the Republic of Mongolia. We plan to expand the market presence of our Hedetang brand over a broader geographic area in the PRC. In particular, we plan to increase the production of higher margin portable fruit juice beverages targeting consumers in more populated Chinese cities. Currently we produce eight flavors of fruit beverages in 280 ml, 418 ml and 500 ml glass bottles and 3 liter Bag-In-Box packaging, including apple juice, pear juice, kiwifruit juice, mulberry juice, peach juice, pomegranate juice, kiwifruit cider and mulberry cider. We sell our fruit beverages to distributors and retail stores in approximately 20 provinces. Our products are sold through distributors to stores such as Hualian, Aeon and Wal-Mart in Beijing; CR Vanguard, RenRenLe and Wal-Mart in Shaanxi; TESCO in Shanghai; and Wal-Mart in Liaoning.

Our strategy is to focus on creating new products with high margins to supplement our current product offering.

In this regard, we believe that continuous investment in research and development to enhance the quality of fruit juice concentrates and fruit beverages is crucial. As of September 30, 2012, we had an internal research and development team of approximately 40 employees, and we retained external experts and research institutions for additional consultation when necessary. As compared to the corresponding periods of last year, our expenditure on research and development has been stable. For the nine months ended September 30, 2012 and 2011, our research and development expenses were $427,447 and $420,121, respectively. In the three months ended September 30, 2012 and 2011, our research and development expenses were $142,077 and $145,413, respectively.

Fresh fruits are the main raw material in our business. As such our business is highly seasonal and can be greatly affected by weather because of the seasonal nature in the fruit growing business. Our core products are apple, pear and kiwifruit juice concentrates, which are produced from July or August to April of the following year. The squeezing season for apples is from August to January or February of the following year, the squeezing season for pears is from July or August until April of next year, the squeezing season for kiwifruits is from September through December each year. Typically, a substantial portion of our revenues is earned during the first and fourth quarters of each year. To minimize the seasonality of our business, we make continued efforts in identifying new products with harvesting seasons complementary to our current product mix. Our goal is to lengthen our squeezing season, thus increase our annual production of fruit juice concentrates and fruit beverages. Since the first quarter of 2009, we have been selling fruit beverages in the Chinese market. Unlike fruit juice concentrates, which can only be produced during the squeezing season, fruit beverages are made out of fruit juice concentrates and can be produced and sold throughout the year. The addition of beverages to our product mix reduces the seasonality of our other products, which use fresh fruits as raw material.

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

Shaanxi and Liaoning Provinces, where our manufacturing facilities are located, are large fruit producing provinces. All of our four manufacturing facilities in the PRC are strategically located near fruit growing centers so that we can better preserve the freshness of the fruits and lower our transportation costs. To take advantage of economies of scale and to enhance our production efficiency, generally, each of our manufacturing facilities focuses on certain products made from one particular fruit according to the proximity of such manufacturing facility to the sources of that fruit supply Our kiwifruit processing facilities are located in Zhouzhi County of Shaanxi Province, which has the largest planting area of apples and kiwifruits in the PRC. Our pear processing facilities are located in Shaanxi Province, which is the main pear-producing province in the PRC. Our apple processing facilities are located in Liaoning Province, a region that abounds with high acidity apples. As we use the same type of production line for both concentrated apple juices and concentrated pear juices and both Shaanxi Province and Liaoning Province are rich in production of fresh apples and pears, our Liaoning facilities also produce concentrated apple juices and our Shaanxi Province facilities also produce concentrated apple juices depending on customers’ needs. We believe that these regions provide adequate supply of raw materials to meet our production needs in the foreseeable future.

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and other offering expenses. The use of proceeds from the offering is described in the section entitled “Capital Projects” below. As of September 30, 2012, we had spent approximately $12 million on various capital projects, which are further described in Projects (4) and (5), respectively, in the section entitled “Capital Projects” below. We review these projects and capital expenditures on a quarterly basis based on the market conditions and associated costs of these projects.

Recent Development

State Intellectual Property Office of the PRC Granted Four New Patents to the Company

In the third quarter of 2012, the Company was granted four new patents, each with a statutory patent period of 20 years, by the State Intellectual Property Office of the People's Republic of China ("SIPO"). Each of such patents is related to the Company’s innovative production methods and techniques that can help more effectively produce a variety of fruit juice products. The Company received the patent certificates for these four patents in September 2012.

The Company received the following two patent certificates on September 12, 2012:

▪	A Kiwifruit cider beverage and its production method (Patent No. ZL 2009 1 0022739.1)

▪	A production technology for strawberry juice concentrates (Patent No. ZL 2010 1 0209900.9)

The Company received the following additional two patent certificates on September 26, 2012:

▪	A production technology for turnjujube juice concentrates (Patent No. ZL 2010 1 0108318.3)

▪	A production technology for cherry juice concentrates (Patent No. ZL 2010 1 0209899.X)

The Company filed the patent applications with respect to the above patents in 2009 and 2010, respectively, which were followed by a comprehensive review by SIPO. Upon being granted the new patents, the Company expects to secure market exclusivity for these innovative production methods and techniques for a period of 20 years.  Including the foregoing four new patents, the Company now holds six active patents and has several patent applications in process.

Investment/Service Agreement with Yidu Municipal People’s Government

On October 29, 2012, SkyPeople (China) entered into an investment/service agreement (the “Investment Agreement”) with Yidu Municipal People’s Government in Hubei Province of China.

Under the Investment Agreement, the parties agree to invest and establish an orange comprehensive deep processing zone in Yidu.

The Company will be responsible for the establishment, construction and financing of the project with a total investment of RMB 300 million (approximately $48 million), in fixed assets and the purchase of land use rights, while Yidu government agrees to provide a parcel of land for the project that is approximately 280 mu in size located at Gaobazhou Town of Yidu for a fee payable by the Company. The consideration for transferring the land use right for the project land shall be RMB 0.3 million per mu.

The main scope of the Yidu project includes the establishment of:

1.	one modern orange distribution and sales center (the “distribution center”);

2.	one orange comprehensive utilization deep processing zone (the “deep processing zone”), including:

a)	one 45 ton/hour concentrated orange juice and byproduct deep processing production line;

b)	one bottled juice drink production line with a capacity to produce 6,000 glass bottles per hour;

c)	one storage freezer facility with a capacity to store 20,000 tons of concentrated orange juice; and

d)	general purpose facilities within the zone, office space, general research and development facilities, service area, living quarters and other ancillary support areas

3.	one research and development center for orange varietal improvement and engineering technology (the “R&D center”); and

4.	one standardized orange plantation (the “orange plantation”).

The total amount of RMB 300 million (approximately $48 million) will mainly be used to establish the distribution center and the deep processing zone on the project land of approximately 280 mu. SkyPeople and Yidu Municipal People’s Government agreed to discuss the investment amount and location for establishing the R&D center and the orange plantation in the future.

Capital Projects

Subsidiary	No.	Priority Projects	Progress	Estimated capital expenditure (in Millions)
SkyPeople Suizhong	(1)	Construction of a refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables	The design of the facility has been completed. Construction has started during the third quarter of 2012. It is expected that the construction will be completed in the fourth quarter of 2012.	$2.7
Huludao Wonder	(2)	Construction of concentrated fruit juice mixing center	The design of the facility has been completed. The first stage of construction has started. It is expected that the construction work will be completed during the fourth quarter of 2012.	1.9
Huludao Wonder	(3)	Construction of a 30 ton/hour comprehensive fruits and vegetables processing line	The construction of this 30 ton/hour comprehensive fruits and vegetables processing line was delayed. The Company is installing and adjusting machinery and equipment for the project.	3
Huludao Wonder	(4)	Construction of a fruit juice beverage production line of 6,000 bottles/hour	The construction of the production line was completed and the production line commenced operation in the second quarter of 2012.	3
Huludao Wonder	(5)	Environmental project (waste water treatment facility for concentrated apple juice production line)	The construction of the environmental project was completed in the third quarter of 2012.	8
Total Capital Expenditure				$18.6

(1)
Our initial plan was to construct both the refrigeration storage (see Project (1) above) and fruit juice mixing center (see Project (2) above) in Huludao, Liaoning Province, for which the original estimated total capital expenditure was $4.4 million. We initially planned to start the construction of the refrigeration storage unit and a concentrated fruit juice-mixing center in the fourth quarter of 2011. However, the construction of the refrigeration storage unit has been delayed due to a change of plan. Management concluded that it is in the best interest of the Company to build the refrigeration storage unit in Suizhong, Liaoning Province, which is in close geographic proximity of Huludao Wonder in Liaoning Province. The total estimated capital expenditure for Projects (1) and (2) based on the changed plan is expected to be $4.6 million. The Company is now in the process of evaluating the new plan and in negotiation with the local government to acquire land use right for approximately 7.8 acres for consideration of approximately$290,000 per acre. In April 2012, the Company paid partial consideration of approximately $1,200,000. As of the date of this report, the certificate of land use right has not been granted to the Company.

(2)
The fruit juice-mixing center will be built in Huludao Wonder. The design of the fruit juice-mixing center has been completed. First stage of construction has started. It is expected that the construction work will be completed during the fourth quarter of 2012.

(3)
Our initial plan was to construct a 50 ton/hour concentrated apple juice production line in Huludao Wonder. We later decided to cancel the plan due to certain amendment to the Catalogue of Industry Structure Adjustment effective in June 2011, which classified concentrated apple juice business in the category of Restricted Industry. To avoid exposure to potential government restrictions on the expansion of this industry by, among other things, putting limitations on the increase in production capacity, increasing the product quality standard, reducing government financial support, we decided to change our existing 30 ton/hour concentrated apple juice line into a 30 ton/hour comprehensive fruits and vegetables processing line by adding additional equipment and machinery. The 30 ton/hour comprehensive fruits and vegetables processing line is expected to process a variety of fruits and vegetables (including apple, pear, and other fruits and vegetables) into juices. The estimated investment for this project is $3.0 million. We believe that this project could provide us more flexibility. The Company is installing and adjusting machinery and equipment.

(4)
We started the construction of infrastructure for the fruit juice beverage production line on September 28, 2010. The construction of a fruit juice beverage production line with a maximum production capacity of 6,000 bottles per hour has been completed. On April 25, 2012, Huludao Wonder was granted a beverage production license (including fruit juice and vegetable juice) by Liaoning Bureau of Quality and Technical Supervision. Huludao Wonder commenced operation of the new production line on April 28, 2012.

(5)
The environmental project mainly consists of a wastewater processing facility that is required in our production of fruit and vegetable juice concentrates. The construction of the environmental project (waste water treatment facility for concentrated apple juice production line) has been completed in the third quarter of 2012.

Results of Operations

Comparison of Three Months ended September 30, 2012 and 2011:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended September 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended September 30,		Change
	2012	2011	Amount	%
Concentrated apple juice and apple aroma	3,962	8,782	(4,820)	(55)%
Concentrated kiwifruit juice and kiwifruit puree	399	499	(100)	(20)%
Concentrated pear juice	11,382	2,036	9,346	459%
Fruit juice beverages	10,460	5,188	5,272	102%
Fresh fruits and vegetables	707	897	(190)	(21)%
Other	1,653	35	1,618	4,623%
Total	28,563	17,437	11,126	64%

Our gross revenue for the three months ended September 30, 2012 was $28.6 million, an increase of $11.1 million, or 64%, from $17.4 million for the same period of 2011. This increase was primarily due to the increases in sales of concentrated pear juice, fruit juice beverages, as well as other products, which was partially offset by the decreases in revenue generated from sales of concentrated apple juice and apple aroma, as well as kiwi juice and kiwi puree.

Sales from apple related products decreased by $5.0 million, or 55%, to $4.0 million for the three months ended September 30, 2012, from $9.0 million for the same period of 2011. The decrease was primarily due to the decrease in sales volume for concentrated apple juice and apple aroma while the unit price for these products remained the same. During the third quarter of 2012, the Company sold approximately 2,050 tons of concentrated apple juice, a 55% decrease from 4,528 tons of concentrated apple juice sold in the same period of 2011. The decrease in sales volume was caused by a shorter squeezing season for concentrated apple juice and apple aroma in 2012, which started at the end of August in 2012, while it started at the beginning of August in 2011.

Sales from concentrated kiwifruit juice and kiwifruit puree were $0.4 million for the third quarter of 2012, a decrease of $0.1 million, or 20%, from $0.5 million in the same quarter of 2011. During the third quarter of 2012, the Company did not produce any concentrated kiwifruit juice and kiwifruit puree due to a shortage of fresh kiwi supply resulting from seasonal factors, and all sales of concentrated kiwifruit juice and kiwifruit puree were made out of the inventories.

Sales of concentrated pear juice increased to $11.4 million in the third quarter of 2012, an increase of $9.3 million, or 459%, from $2.0 million in the same quarter of 2011. The increase was primarily attributable to the 397% increase in the sales volume and a slight increase in the unit price of concentrated pear juice. During the third quarter of 2012 and 2011, the Company sold approximately 6,000 tons and 1,200 tons of concentrated pear juice, respectively.

Revenue from our fruit juice beverages in the PRC increased to $10.5 million, an increase of $5.3 million or 102%, from $5.2 million for the same period of 2011, primarily due to an increase in sales volume as a result of the downward pricing adjustment for our beverage products with an aim to improve our competitiveness and to gain more market shares. We implemented this pricing strategy since the third quarter of 2011.

Sales of fresh fruits and vegetables decreased to $0.7 million in the third quarter of 2012, a decrease of $0.2 million, or 21%, from $0.9 million in the same quarter of 2011. The decrease of revenue generated from sales of fresh fruits and vegetables was primarily due to fewer supply of fresh fruits and vegetables in the third quarter of 2012 as compared to the corresponding period of last year due to seasonable factors.

Revenue from other products increased to $1.7 million, an increase of $1.7 million or 4,623%, from $0.04 million for the same period of 2011. Historically, revenue from other products only accounted for a small percentage of our total revenue. It accounted for 5.8% and 0.2% of our total revenue for the third quarter of 2012 and 2011, respectively. Revenue from other projects is expected to fluctuate and is generally not indicative of our future sales of other products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and its consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended September 30, 2012 and 2011, respectively (in thousands for the gross profit):

	Three Months Ended September 30,
	2012		2011
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$679	17%	$2,045	23%
Concentrated kiwifruit juice and kiwifruit puree	189	47%	267	54%
Concentrated pear juice	3,469	30%	516	25%
Fruit juice beverages	3,951	38%	1,582	30%
Fresh fruits and vegetables	218	31%	424	47%
Other	19	1%	7	20%
Total Gross Profit/Average Gross Margin	$8,525	30%	$4,841	28%

The consolidated gross profit for the three months ended September 30, 2012 was $8.5million, representing an increase of $3.7 million, or 76%, from $4.8 million for the same period of 2011.

The consolidated gross profit margin for the three months ended September 30, 2012 was 30%, an increase of 2%, from 28% for the same period of 2011. The increase was primarily due to increases in gross profit margins of the concentrated pear juice and fruit juice beverages, which were slightly offset by slight decreases in gross profit margins of the concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, fresh fruits and vegetables.

The gross profit margin of the concentrated apple juice and apple aroma decreased to 17% for the three months ended September 30, 2012 from 23% for the same period of 2011, as the Company produced less concentrated apple juice and apple aroma available for sale during the third quarter of 2012 and also sold concentrated apple juice and apple aroma out of the 2011 inventories, whose cost of production was relatively high due to higher purchase price of fresh apple in 2011.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree decreased from 54% for the three months ended September 30, 2011 to 47%for the same period of 2012. During the third quarter of 2012, the Company did not produce any concentrated kiwifruit juice and kiwifruit puree due to shortage of raw materials, and all the sales of the concentrated kiwifruit juice and kiwifruit puree were generated from selling the inventories of the previous quarter. The decrease in gross profit margin was primarily due to the higher costs of inventory in the three months ended September 30, 2012.

The gross profit margin of concentrated pear juice increased slightly from 25% during third quarter of 2011 to 30% of the same period of 2012, mainly due to a decrease in the purchase price for the fresh pear in the third quarter of 2012 from that in the same period of 2011.

The gross profit margin of our fruit juice beverages increased from 30% for the three months ended September 30, 2011 to 38% for the same period of 2012 as a result of an increase in the production volume, which in turn led to the decrease in the cost of production and cost of sales.

The gross profit margin of our fresh fruits and vegetables decreased from 47% for the three months ended September 30, 2011 to 31% for the same period of 2012 primarily due to reduced selling price of fresh fruits and vegetable during third quarter of 2012 than the same period of 2011.

The gross profit margin for other products was 20% for the three months ended September 30, 2011 and 1% for the same period of 2012. Given the relatively low production volume and sales of other products, the gross profit margin for other products is expected to fluctuate from time to time.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,
	2012		2011		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
General and administrative expenses	$960,617	3%	$1,217,206	7%	(256,589)	(21)%
Selling expenses	732,751	4%	638,211	4%	94,540	15%
Research and development expenses	142,077	0%	145,413	1%	(3,336)	(2)%
Total operating expenses	$1,835,445	6%	$2,000,830	11%	(165,385)	(8)%

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses decreased by 8% to $1,835,445 for the three months ended September 30, 2012, from $2,000,830 for the corresponding period in 2011.

General and administrative expenses decreased by $256,589, or 21%, to $ 960,617 for the three months ended September 30, 2012, from $1,217,206 for the same period of 2011. The decrease in general and administrative expenses was mainly due to decreases in legal fees related to our currently pending litigations.

Selling expenses increased by $94,540, or 15%, to $732,751 for the three months ended September 30, 2012 from $638,211 for the same period of 2011, mainly due to an increase in the headcount of our sales force.

Research and development expenses decreased slightly by $3,336, or 2%, to $142,077 for the three months ended September 30, 2012 from $145,413 for the same period of fiscal 2011.

Income from Operations

Income from operations increased to $6,689,465, for the three months ended September 30, 2012, an increase of 136%, or 3,849,173 from $2,840,292 for the same period of 2011. The increase in the income from operations was mainly due to an increase in the gross profit and decrease in the operating expenses as discussed above.

Other Income (Expense), Net

Other income, net was $ 479,996 for the three months ended September 30, 2012, as compared to other expense of $176,213 in the same period of 2011. The increase in other income was primarily due to an increase in the subsidy income from $50,632 in the third quarter of 2011 to $615,997 for the same period of 2012.We received the subsidy income as a result of the value-added tax rebates provided on our exports, which significantly increased in the third quarter of 2012 from the corresponding period of 2011.

Income Tax

Our provision for income taxes increased by $1,191,186, or 164%, to $1,917,425 for the three months ended September 30, 2012 from $726,239 for the three months ended September 30, 2011. The increase in the tax provision was due to increased income before taxes generated in the third quarter of 2012 as compared to the same quarter of 2011. Our consolidated income tax rate was 27% and 27% for the three months ended September 30, 2012 and 2011, respectively.

Net Income

Net income was $5,252,036 for the three months ended September 30, 2012, an increase of $3,314,196 or 171%, from $1,937,840 for the same period of 2011, primarily due to the factors previously discussed.

Non-controlling Interests

As of September 30, 2012, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to non-controlling interests, which is deducted from our net income, was $219,934 and $124,420 for the three months ended September 30, 2012 and 2011, respectively. The increase in the net income attributable to non-controlling interests was mainly due to the increase in the net income generated from SkyPeople (China).

Net Income Attributable to SkyPeople Fruit Juice, Inc.

Net income attributable to the Company was $ 5,032,102 for the three months ended September 30, 2012, an increase of $3,218,682 or 177%, from $1,813,420 for the same period of 2011. The increase was due to the reasons described above.

Comparison of Nine Months ended September 30, 2012 and 2011:

Revenue

The following table presents our consolidated revenues for each of our main products for the nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Nine Months Ended September 30,		Change
	2012	2011	Amount	%
Concentrated apple juice and apple aroma	7,221	14,842	(7,621)	(51)%
Concentrated kiwifruit juice and kiwifruit puree	4,649	5,195	(546)	(11)%
Concentrated pear juice	19,883	7,949	11,934	150%
Fruit juice beverages	20,196	17,898	2,298	13%
Fresh fruits and vegetables	1,295	2,354	(1,059)	(45)%
Other	3,150	825	2,325	282%
Total	56,394	49,063	7,331	15%

Our gross revenue for the nine months ended September 30, 2012 was $56.4 million, an increase of $7.3 million, or 15%, from $49.1 million for the same period of 2011. The increase was primarily due to increases in the sales of the concentrated pear juice, fruit juice beverages and other products, which were partially offset by decreases in the sales of concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree as well as fresh fruits and vegetables.

Sales from apple related products decreased by $7.6 million, or 51%, to $7.2 million for the nine months ended September 30, 2012 from $14.8 million for the same period of 2011. The decrease was primarily caused by a decrease in sales volume. During the nine months ended September 30, 2012, the Company sold approximately 3,736 tons of concentrated apple juice, a 54% decrease from 8,165 tons for the same period of 2011. The decrease in sales volume was caused by a shorter squeezing season of for concentrated apple juice and apple aroma of in 2012, which started at the end of August, while it started at the beginning of August in 2011. Such decrease was partially offset by a slight increase in the unit price of the concentrated apple juice.

Sales from concentrated kiwifruit juice and kiwifruit puree were $4.7 million for the nine months ended September 30, 2012, a decrease of $0.5 million, or 11%, from $5.2 million in the same period of 2011. The decrease was primarily due to a 12% decrease in sales of concentrated kiwifruit puree in the nine months ended September 30, 2012 from those in the nine months ended September 30, 2011 and an increase in the unit selling price.

Sales of concentrated pear juice increased to $19.9 million for the nine months ended September 30, 2012, an increase of $11.9 million, or 150%, from $7.9 million for the same period of 2011. The increase was primarily due to an 85% increase in the sales volume and an increase in the unit selling price for the concentrated pear juice during the nine months ended September 30, 2012 as compared to the corresponding period of 2011. The Company sold approximately 11,085 tons and 5,993 tons of the pear juice during the nine months ended September 30, 2012 and 2011, respectively.

Revenue from our fruit juice beverages in the PRC increased to $20.2 million, an increase of $2.3 million or 13%, from $17.9 million for the same period of 2011. Since the second quarter of 2011, the Company made downward pricing adjustment to our fruit juice beverage products to improve our competitiveness and gained more market share. The downward pricing adjustment increased our sales volume and our market share of our fruit juice beverages for the nine months ended September 30, 2012 as compared to the corresponding period of 2011.

Revenue from our fresh fruits and vegetables in the PRC decreased to $1.3 million, a decrease of $1.1 million or 45%, from $2.4 million for the same period of 2011.The decrease was primarily due to a decrease in the sales volume of the fresh fruits as well as an overall decrease in the selling prices of fresh fruits in the nine months ended September 30, 2012 as compared to those in the same period of 2011.

Revenue from other products increased to $3.2 million, an increase of $2.3 million or 282%, from $0.8 million for the same period of 2011. Sale of other products is expected to fluctuate and is generally not indicative of any trend in future sales.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and its consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the nine months ended September 30, 2012 and 2011, respectively (in thousands for the gross profit):

	Nine Months Ended September 30,
	2012		2011
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$1,186	16%	$3,734	25%
Concentrated kiwifruit juice and kiwifruit puree	2,099	45%	2,795	54%
Concentrated pear juice	6,709	34%	2,541	32%
Fruit juice beverages	6,924	34%	7,230	40%
Fresh fruits and vegetables	514	40%	1,160	49%
Other	100	3%	154	19%
Total Gross Profit/Average Gross Margin	$17,532	31%	$17,614	36%

The consolidated gross profit for the nine months ended September 30, 2012 was $17.5 million, a decrease of $0.1 million, or 0.5%, from $17.6 million for the same period of 2011. The decrease was primarily due to the decreases in gross profits for concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, fruit juice beverages and fresh fruits and vegetables, which was partially offset by increases in the gross profit in concentrated pear juice and other products.

The consolidated gross profit margin for the nine months ended September 30, 2012 was 31%, a decrease of 5%, from 36% for the same period of 2011. The decrease was primarily due to decreases in gross margins of concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, fruit juice beverages and fresh fruits and vegetables and other products, while gross profit margin of concentrated pear juice remain stable for the same period of last year.

The gross profit margin of concentrated apple juice and apple aroma decreased to 16% for the nine months ended September 30, 2012 from 25% for the same period of 2011, primarily due to the fact that the Company did not produce any apple juice and apple aroma during the first half of 2012, and the cost of goods sold was incurred from selling the inventories of the previous year. Cost of production of concentrated apple juice and apple aroma of 2011 was relatively high due to high purchase price of fresh apples in 2011.

The gross profit margin for concentrated kiwifruit juice and kiwifruit puree decreased from 54% for the nine months ended September 30, 2011 to 45%for the same period of 2012. The decrease was primarily due to an increase in costs for the fresh kiwifruits in the nine months ended September 30, 2012 as compared to that in the same period of 2011.

The gross profit margin for concentrated pear juice increased from 32% for the nine months ended September 30, 2011 to 34%for the same period of 2012. The increase was primarily due to a decrease in fresh pear price.

The gross profit margin for our fruit juice beverages decreased from 40% for the nine months ended September 30, 2011 to 34% for the same period of 2012 as a result of the downward price adjustment for our beverage products as explained above in this report.

The gross profit margin for fresh fruits and vegetables decreased from 49% for the nine months ended September 30, 2011 to 40%for the same period of 2012. The decrease was primarily due to lower selling price of fresh fruits and vegetables.

The gross profit margin for other products was 19% for the nine months ended September 30, 2011 and 3% for the same period of 2012. Given the relatively low production volume and sales of other products, the gross profit margin is prone to fluctuation from time to time.

Operating Expenses

The following table presents our consolidated operating expenses and their respective percentage of revenue for the nine months ended September 30, 2012 and 2011, respectively:

	Nine Months Ended September 30,
	2012		2011		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
General and administrative expenses	$3,091,992	5%	$3,042,100	6%	49,892	2%
Selling expenses	1,779,867	3%	1,741,814	4%	38,053	2%
Research and development expenses	427,447	1%	420,121	1%	7,326	2%
Total operating expenses	$5,299,306	9%	$5,204,035	11%	95,271	2%

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Total operating expenses increased by 2% to $5,299,306 for the nine months ended September 30, 2012 from $5,204,035 for the corresponding period in 2011.

General and administrative expenses increased by $49,892, or 2%, to $3,091,992 for the nine months ended September 30, 2012 from $3,042,100 for the same period of 2011.

Selling expenses increased by $38,053, or 2%, to $1,779,867 for the nine months ended September 30, 2012 from $1,741,814 for the same period of 2011, primarily due to an increase in the headcount of our sales force.

Research and development expenses increased by $7,326, or 2%, to $427,447 for the nine months ended September 30, 2012 from $420,121 for the same periods of fiscal 2011.

Income from Operations

Income from operations decreased to $ 12,232,994 for the nine months ended September 30, 2012, a decrease of 1% or $176,797, from $12,409,791 for the same period of 2011. The decrease in the income from operations was mainly due to the significant increase in the operating expenses, which were partially offset by an increase in revenue.

Other Income (Expense), Net

Other income, net was $1,315,668 for the nine months ended September 30, 2012, an increase of $ 1,078,647 or 455%, from $237,021 for the same period of 2011. The increase was primarily due to an increase of $1,475,302, or 659%, in subsidy income as a result of the value-added tax rebates provided on our exports.

Income Tax

Our provision for income taxes increased by $290,473, or 8%, to $3,710,098 for the nine months ended September 30, 2012 from $3,419,625 for the nine months ended September 30, 2011. The increase resulted from in income before taxes generated in the nine months ended September 30, 2012 as compared to that in the corresponding period in 2011. Our consolidated income tax rate was 27% and 27% for the nine months ended September 30, 2012 and 2011, respectively.

Net Income

Net income was $9,838,564 for the nine months ended September 30, 2012, an increase of $ 611,377 or 7%, from $9,227,187 for the same period of 2011. The increase was primarily due to an increase in subsidy income.

Non-controlling Interests

As of September 30, 2012, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to non-controlling interests, which is deducted from our net income, was $486,653 and $633,642 for the nine months ended September 30, 2012 and 2011, respectively. The decrease in net income attributable to non-controlling interests was mainly due to the decrease in the net income generated from SkyPeople (China).

Net Income Attributable to SkyPeople Fruit Juice, Inc.

Our net income was $ 9,351,911 for the nine months ended September 30, 2012, an increase of $ 758,366 or 9%, from $8,593,545 for the same period of 2011. The increase was due to the reasons described above.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $ 80,869,190, an increase of $ 19,715,183, or 32%, from $61,154,007 as of December 31, 2011. We expect the projected cash flows from operation, anticipated cash receipts, cash on hand, and trade credit to provide necessary capital to meet our projected operating cash requirements at least for the next 12 months, without taking into account any potential expenditures related to the potential expansion of our current production capacity. Our restricted cash of $31,541 is used as collateral to obtain a short-term note payable.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $94,902,374 as of September 30, 2012, an increase of $7,346,865 or 8%, from $87,555,509 as of December 31, 2011, mainly due to an increase in cash.

During the nine months ended September 30, 2012, our operating activities generated net cash inflow of $20,267,099 a decrease of $8,547,823 or 30% from $28,814,922 generated for the same period of 2011. The decrease was mainly due a decrease of $19,436,258, or 75%, in accounts receivable, and an increase of 4,248,050, or 1,065%, in accounts payable.

During the nine months ended September 30, 2012, our investing activities used net cash of $5,290,586, a decrease of $789,100 or 13%, from $6,079,686 for the same period of 2011.

During the nine months ended September 30, 2012, our financing activities generated net cash inflow of $5,194,273, as compared to $2,529,779 for the same period of 2011. During the nine months ended September 30, 2012, we paid off $1,137,847 of our short-term bank loans while we took out $6,332,120 short-term bank loans. In the same period of 2011, we paid off $5,181,670 of our short-term bank loans while we took out $7,733,603 short-term bank loans.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures were completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the three months ended September 30, 2012.

Changes in Internal Controls Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On June 20, 2011, plaintiff Benjamin Padnos filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its current and former officers and/or directors, the Company’s former independent auditors Child Van Wagner & Bradshaw, PLLC and BDO Limited, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On August 30, 2011, the Court consolidated the foregoing two actions and appointed Zachary Lewy as lead plaintiff. On September 30, 2011, pursuant to the Court’s order, Lead Plaintiff filed a consolidated complaint, which names the Company, Rodman & Renshaw, LLC, BDO Limited, Child Van Wagoner & Bradshaw PLLC and certain of the Company’s current and former directors and/or officers and majority shareholders as defendants, and alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, and the rules promulgated thereunder. The Consolidated Complaint seeks, among other things, compensatory damages, and reasonable costs and expenses incurred in the action. On December 21, 2011, the Company and certain of the individual defendants filed a motion to dismiss the Consolidated Complaint. On May 3, 2012, Lead Plaintiff voluntarily dismissed the claims against BDO Limited and Child Van Wagoner & Bradshaw PLLC. On September 10, 2012, the Court granted in part and denied in part the Company’s motion to dismiss the Consolidated Complaint. The Company believes the allegations against the Company are baseless and is contesting the case vigorously.  The Company has made no accrual for any potential contingencies.

On August 5, 2011, we received a shareholder demand letter from counsel for a purported shareholder. The letter was addressed to the Company’s Board of Directors and requested the Board of Directors to take a number of actions in order to repair the alleged “harm” caused to the Company by certain of its directors and officers, as well as its current and former auditors. The Board of Directors has been reviewing this shareholder demand letter and considering appropriate action that the Company should undertake. On November 7, 2011, Baosheng Lu and Tao Wang were appointed to serve as directors of the board and the independent directors of the board appointed them to serve as the members of the evaluation committee. The evaluation committee is in the process of evaluating the actions demanded by the shareholder and retaining counsel to respond to the shareholder inquiry. No formal shareholder derivative complaint has been filed to date on behalf of the Company. The Company believes any such suit would be without merit and would vigorously defend its position in this regard.  The Company has made no accrual for any potential contingencies.

On July 8, 2011, the Company brought suit against Absaroka Capital Management, LLC (“Absaroka”) and its principal Kevin Barnes in the U.S. District Court of Wyoming under the caption SkyPeople, Inc. v. Absaroka Capital Management, LLC, et al., No. 11-cv-238. Absaroka is a purported independent investment analyst who, while holding a short position in our stock, issued a so-called research report (the “Report”) asserting, inter alia, that the Company had inflated revenues. We brought suit alleging three causes of action for libel per se, libel per quod and intentional interference with a prospective business relationship. In or around November, 2011, Absaroka and Barnes brought counter claims against us for defamation per se, defamation per quod and abuse of process. On June 22, 2012, the Company and Absaroka reached an out-of-court settlement of litigation in the U.S. District Court for the District of Wyoming. The settlement includes a dismissal of all claims and counterclaims filed by the Parties, with neither party admitting any wrongdoing or liability. As part of the settlement agreement, Absaroka has agreed to remove the Report from its website, undertake best efforts to remove the Report from third-party sites, and refrain from issuing any further articles, public statements, or research reports concerning the Company.

Other than the above, from time to time we may be a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document+
101.SCH	XBRL Schema Document+
101.CAL	XBRL Calculation Linkbase Document+
101.DEF	XBRL Definition Linkbase Document+
101.LAB	XBRL Label Linkbase Document+
101.PRE	XBRL Presentation Linkbase Document+

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
November 13, 2012

By:	/s/ Xin Ma
Xin Ma Chief Financial Officer
(Principal Financial and Accounting Officer)
November 13, 2012