Form 10-K
period 2012-12-31
SkyPeople Fruit Juice, Inc
filed 2013-03-29
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

OR

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

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.  Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]  No [   ]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant, based upon the closing price of $1.60 per share for shares of the registrant’s Common Stock on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NASDAQ Global Market, was approximately $21.3 million. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including outstanding shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 29, 2013 was 26,661,499.

-i-

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“Annual Report”) of SkyPeople Fruit Juice, Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, among others, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

●	fluctuations in the supply of raw material;
●	general economic conditions and conditions which affect the market for our products;

●
changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing for our operations and investments;

●	our success in implementing our business strategy or introducing new products;

●	our ability to attract and retain customers;
●	changes in tastes and preferences for, or the consumption of, our products;

●	impact of competitive activities on our business;
●
risks associated with conducting business internationally and especially in the People’s Republic of China (“PRC”, or “China”), including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and

●	other economic, financial and regulatory factors beyond the Company’s control

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

PART I

ITEM 1 – BUSINESS

Overview

We are a holding company incorporated under the laws of Florida. We have two direct wholly owned subsidiaries: Pacific Industry Holding Group Co., Ltd., (“Pacific”), a company incorporated under the laws of the Republic of Vanuatu, and Harmony MN Inc., (“Harmony”), a company organized under the laws of Delaware. Pacific holds 100% equity interest of SkyPeople Juice International Holding (HK) Ltd. (“SkyPeople International”), a company organized under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong”). SkyPeople International holds 99.78% of the equity interest of SkyPeople Juice Group Co., Ltd., (“SkyPeople (China)”), a company incorporated under the laws of the PRC. SkyPeople (China) has six direct subsidiaries, all limited liability companies organized under the laws of the PRC: (i) Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd., (“Shaanxi Qiyiwangguo”), (ii) Huludao Wonder Fruit Co., Ltd., (“Huludao Wonder”), (iii) Yingkou Trusty Fruits Co., Ltd., (“Yingkou”), (iv) SkyPeople Juice Group Yidu Orange Products Co. Ltd., (“Orange Products”), (v) “Hedetang Fruit Juice Beverage (Yidu) Co., Ltd., (“Hedetang Juice Beverages”) and (vi) SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd., (“SkyPeople Suizhong”).

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

We were recognized and certified as the Hi-Tech Enterprise jointly by Shaanxi Department of Science and Technology, Department of Finance, Bureau of National Taxation and Bureau of Local Taxation in August 2009. The valid period of this certificate is for three years and was renewed for a valid period from October 22, 2012 to October 22, 2015. The Leading Enterprise of the China Food Industry by the China National Food Industry Association from 2005 to 2008, the Leading Agricultural Commercialization Enterprise of Shaanxi Province by Shaanxi Agricultural Bureau in 2012, the Enterprise with Essential Technology Innovation by the Department of Science and Technology of Shaanxi Province in 2010. Our Company was granted an AA level Certificate of the Standard and Good Conduct Enterprise by the Standardization Administration of China (“SAC”) in February 2012, and a Best Small and Middle Enterprises by Forbes China in 2011. Our concentrated pear juice and concentrated kiwi juice were awarded the Most Famous Products in Shaanxi Province by the People’s Government of Shaanxi in February 2012. The certificate was renewed in 2011; the period of validity of new certificate is from December 2011 to December 2014. Our fruit juice concentrates, which primarily include apple, pear and kiwi are sold to domestic customers and exported directly or via distributors to Asia, North America, Europe, Russia and the Middle East. We sell our Hedetang branded bottled fruit beverages domestically, primarily to supermarkets in the PRC. Our brand name “Hedetang” was awarded the Most Famous Brand in Shaanxi Province by the Shaanxi Administration Bureau for Industry and Commerce in December 2009. In 2012, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 60%, 27%, 7% and 6% of our revenue, respectively, compared to 64%, 25%, 9% and 2%, respectively, in 2011.

Specialty fruit juices, or “small breed” fruit juices, are juices squeezed from fruits that are grown in relatively small quantities such as kiwi juice, mulberry juice, turnjujube juice and pomegranate juice. Currently, our specialty juice beverage offering includes pear juice, kiwi juice and mulberry juice. We are in the process of applying for a patent in the PRC for technology to produce concentrated clear kiwifruit juice, a mulberry cider beverage, apricot juice concentrate, cherry tomato juice concentrate, sea-buckthorn juice concentrate and wolfberry juice concentrate. We possess several patents and proprietary technologies in the processing technology of specialty fruit juice and gained a number of honors and qualifications in the fruit juice industry. We believe that we are currently one of the few companies able to produce specialty fruit juices on a large scale in the PRC, and we believe that we are a leading specialty fruit juice producer in the PRC.

Our revenue has increased significantly from 2006 to 2010 with revenue of approximately $17.4 million in 2006, approximately $29.4 million in 2007, approximately $41.7 million in 2008, approximately $59.2 million in 2009 and approximately $93.2 million in 2010. In 2011, our revenue decreased by 9.9% to $84.0 million as compared to the prior year. In 2012, our revenue increased by 22% to $102 million. We intend to expand our current production facilities, expand our distribution channel of fruit juice beverages and consider acquisition opportunities in the fruit product industry, to increase our fruit processing capacity and our annual yield to meet increasing customer demand.

Organizational Structure

Our current organizational structure is set forth in the diagram below:

(1)	Xi’an Qinmei Food Co., Ltd., an entity not affiliated with the Company, owns the other 8.85% of the equity interest in Shaanxi Qiyiwangguo.
(2)	Formerly known as Shaanxi Tianren Organic Food Co. Ltd.
(3)	SkyPeople Juice Group Yidu Orange Products Co., Ltd. was established on March 13, 2012. Its scope of business includes deep processing and sales of oranges.
(4)	Hedetang Fruit Juice Beverages (Yidu) Co., Ltd. was established on March 13, 2012. Its scope of business includes production and sales of fruit juice beverages.
(5)
SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. was established on April 26, 2012. Its scope of business includes initial processing, quick-frozen and sales of agricultural products and related by-products.

Competitive Advantages

We believe our competitive advantages include the modern equipment and technology employed at our production factories in Shaanxi and Liaoning Provinces and the strategic locations of our manufacturing facilities. Our equipment and technology help us ensure product quality, control costs and allow us to meet international fruit juice production standards such as ISO9001, HACCP, FDA and Kosher. In addition, our manufacturing facilities are strategically located near regional fruit production centers. For example, Shaanxi Province, where two of our manufacturing facilities are located, is known for pear and kiwi production. Our proximity to regional fruit production centers enables us to purchase fresh fruits directly from farmers, avoid the need of transport fresh fruit over long distances to processing facilities, reduce our transportation expenses and damage to fresh fruit during transportation and helps us maintain high quality of finished products by preserving freshness.

We own and operate four manufacturing facilities in the PRC. To take advantage of economies of scale and to enhance our production efficiency, each of our manufacturing facilities has a focus on juice products centering around one particular fruit based on the proximity of each facility to the supply center of that fruit. All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods. We operated our pear juice products business out of our Jingyang Branch Office of SkyPeople (China). Our business involving apple juice products is operated out of Huludao Wonder and Yingkou, and our business involving kiwi products is operated out of Shaanxi Qiyiwangguo, in which we have held a 91.15% ownership interest since June 2006.

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

We were a shell company with no significant business operations after we sold H.B. Covey. As a result of the consummation of a reverse merger transaction, on February 26, 2008 we ceased of being a shell company and became an indirect holding company for SkyPeople (China) through Pacific.

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

On March 13, 2012, we established SkyPeople Juice Group Yidu Orange Products Co., Ltd. (“Orange Products”) to engage in the business of deep processing and sales of oranges. As of December 31, 2012, Orange Products has not yet commenced operations.

On March 13, 2012, we established Hedetang Fruit Juice Beverages (Yidu) Co., Ltd. (Hedetang Juice Beverages”) to engage the business of production and sales of fruit juice beverages. As of December 31, 2012, Hedetang Juice Beverages has not yet commenced operations.

On April 26, 2012 we established SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. (“SkyPeople Suizhong”) to engage in the business of initial processing, quick-frozen and sales of agricultural products and related by-products. As of December 31, 2012, SkyPeople Suizhong has not yet commenced operations.

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

Fruit Juice Concentrate

Our family of fruit juice concentrate products mainly includes concentrated apple, pear, and kiwi juices. Fruit juice concentrates can only be produced during the “squeezing season” of a year, where fresh fruits are available in the market. Generally, the squeezing season for apples is from August of a year through January or February of the following year, the squeezing season for pears is from July or August of a year through April of the following year, and the squeezing season for kiwifruits is from September through December of a year or January of the following year.

Fruit juice concentrates are manufactured through a multi-stage process, which includes pressing, filtering, sterilizing and evaporating fresh fruits and fruit juices.

Fruit juice concentrates are used as the base ingredient in fruit juice beverages and are also used in other products such as ice cream, fruit wine and, to a lesser extent, cosmetics and medicine.

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

Our production line at the Shaanxi Qiyiwangguo factory can only produce puree and concentrated puree. We use the production line which produces concentrated apple and pear juice in facility of Jingyang branch of SkyPeople (China) to produce concentrated clear kiwifruit juice.

Concentrated apple juice and concentrated pear juice are prepared from fresh fruits. Fruit juice concentrates can also be combined with other fruit juices for the production of blended fruit juices, canned foods, confectionaries, fruit cider beverages and other beverage products.

Fruit Juice Beverages

As compared to our fruit juice concentrate products, which experience seasonality, fruit juice beverages can be produced and sold year round. We plan to focus on developing new beverages with higher margins.

The manufacturing process for fruit juice beverages involves further processing of fruit juice concentrates.

Our fruit juice beverages are divided into two categories: pure fruit juice and fruit cider beverages.

The gross margins for our fruit beverages were 34% and 38% in fiscal years 2012 and 2011, respectively.

Currently we produce six flavors of fruit beverages in 280 ml glass bottles and 500 ml glass bottles, including apple juice, pear juice, kiwifruit juice, mulberry juice, kiwifruit cider and mulberry cider.  We currently sell our fruit beverages to over 100 distributors and more than 20,000 retail stores in approximately 20 provinces. Our products are sold through distributors in stores such as Hualian Supermarket in Beijing, RT-Mart in Shenyang, Carrefour in Chongqing and Shenyang and Lianhua Supermarket in Shanghai, etc.

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

The gross margins for our other fruit-related products were 43% and 47% in fiscal years 2012 and 2011, respectively.

Production Capacity

The following table sets forth our current production capacity.

Subsidiary/branch	Location	Products	Production capacity	Notes
Shaanxi Qiyiwangguo	Zhouzhi county, Shaanxi province	Kiwi puree, concentrated kiwi puree and fruit beverages	(1) Sorting fresh fruits: 10 tons fresh fruits per hour; (2) Puree/concentrated puree: processing 20 tons of fresh fruits per hour; (3) Fruit beverages: producing 6,000 bottles per hour	Approximately 1.5 tons of fresh fruits are used to produce 1 ton of puree; 4 to 4.5 tons of fresh fruits are used to produce 1 ton of concentrated puree
Jingyang branch of SkyPeople (China)	Jingyang County, Xianyang City, Shaanxi Province	Concentrated apple and pear juice, concentrated kiwifruit juice and fruit-related products	(1) Concentrated apple/kiwi/pear juice: processing 40 tons of fresh fruits per hour; (2) Fructose: processing 10 tons of fresh fruits per hour	All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods
Huludao Wonder	Suizhong County, Huludao, Liaoning Province	Concentrated apple/pear juice Fruit juice beverages	(1) Concentrated fruit juice: processing 30 tons of fresh fruits per hour (2) Fruit juice beverages: producing 6,000 bottles/hour
All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods
On April 25, 2012, “China Food Production License” for production of Beverage (including fruit juice and vegetable juice) has been granted to Huludao Wonder by Liaoning Bureau of Quality and Technical Supervision. Huludao Wonder commenced operation of fruit juice beverages production line on April 28, 2012.

Yingkou	Gaotai Town, Gaizhou, Liaoning Province	Concentrated apple juice	(1) Processing 20 tons of fresh fruits per hour	All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods

Research and Development

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverages. Our Research and Development Center of SkyPeople (China) was certified as the Provincial Industrial Research & Development Center jointly by six provincial institutions of Shaanxi Provincial People’s Government, including the Department of Communications, the Department of Science and Technology, the Department of Finance, the Bureau of National Taxation, the Bureau of Local Taxation and Xi’an Customs in December 2009. As of December 31, 2012, we had an internal research and development team of approximately 43 people, and we retain external experts and research institutions for additional consultation. Our research and development effort emphasizes the design and development of our processing technology with the goal of decreasing processing costs, optimizing our production capabilities and maintaining product quality. We intend to continue to invest in research and development to respond to and anticipate customer needs. Our research and development costs were $557,361 in fiscal 2011, as compared to $570,278 in fiscal year 2012. As part of our research and development efforts, we routinely make contractual arrangements with outside research R&D institutes. Currently, we have three new R&D contracts with outside institutes. The following table sets forth details of the three contracts that were in effect during 2012.

	R&D expenses per year		Period of validity		Project
Research Institute	RMB	USD (1)	From	To(2)
Shaanxi University of Science & Technology	800,000	126,733	January 3, 2011	January 3, 2013	Process of composite enzymatic method to extract apple polyphenol
Shaanxi Research Institute of Agricultural Products Processing Technology	1,300,000	205,941	January 17, 2011	January 17, 2013	Integration and demonstration of vacuum deep processing of Kiwifruit series products
Northwest Agriculture & Forestry University	1,500,000	237,624	January 14, 2011	January 14, 2013	Development and demonstration of low sugar low alcohol kiwi fermented beverages
Total	3,600,000	570,298

(1)	Based on the average exchange rate of US$1 = RMB 6.3125 for the year ended December 31, 2012.
(2)	The Company is in negotiation with these external research institutions to renew the contracts.

Industry and Principal Markets

Global Market

The fruit juice processing industry is an emerging industry. Consumption of fruit juice beverages has grown and sales have increased rapidly in recent years due to the increasing health consciousness of consumers and the natural and healthy quality of fruit juice beverages. The demand and the price of concentrated fruit juice decreased in the international market in the second half of 2008 because of the negative effects from the worldwide economic crisis. However, according to Gary Hemphill, Senior Vice President of the Beverage Marketing Corporation, a leading industry consultancy, the U.S. liquid refreshment beverage category is starting to improve after two successive years of decline. Global Industry Analysts, Inc. reported in the “Fruit & Vegetable Juices Market: A Global Strategic Business Report” that the global market for fruit and vegetable juice beverages is forecasted to reach 64.46 billion liters by 2015. It is reported that the juice drinks segment is expected to witness increased demand in both value and volume as the market returns back to pre-crisis levels of growth.

According to the Fruit Juice Section of the PRC Food and Agriculture Export Association, www.Chinajuice.org, the PRC exported approximately $1 billion in concentrated fruit juice to foreign countries every year in the past few years, which accounted for around 60% of the global output of concentrated fruit juice. It is reasonable to expect that such trend will continue.

The PRC Market

The PRC has the world’s largest population, but the consumption of fruit juice beverages is relatively low. According to the report “China Fruit Juice Beverages Business and Market Analysis” published by the PRC Food and Agriculture Export Association, www.Chinajuice.org, the annual per capita consumption of fruit beverages in the PRC in 2009 was approximately 1 kilogram, which only accounted for 13% of the average world per capita consumption and 4% of the average per capita consumption in the industrialized countries. The Chinese fruit juice and fruit juice drink industry is developing rapidly and total production has more than doubled to 14.48 million tons in 2009, compared to 6.35 million tons in 2005. The growth rate of the revenue from fruit juice and fruit juice drink has ranked first compared with other food related industries. We believe that the increasing health consciousness of consumers and the quality of living powered by the PRC’s economic growth will continue to fuel the demand for our fruit juice products.

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

We believe our competitive advantages include our modern equipment and our proprietary processes for the production of specialty fruit juices or small breed fruit juices. We currently possess thirteen patents technologies in fruit juice production. Among these thirteen proprietary technologies, we have obtained nine patents and are in the process of applying for another six patents for other technologies. Our current specialty fruit juice offering includes kiwifruit and mulberry related juice products. We also have technologies to produce concentrated persimmon, turnjujube, apricot, cherry, cherry tomato, sea-buckthorn, strawberry and wolfberry juices. Our technology allows us to develop and produce beverages, such as our new mulberry and kiwifruit cider beverages, which we introduced in the Chinese market in the first quarter of 2009. We believe these new beverages have higher gross margins than that of the industry average.

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

Raw Materials and Other Supplies

Fresh fruits, including apples, pears and kiwifruits are the primary raw materials for our products. The continuous supply of high quality fresh fruit is necessary for our current operations and our future business growth.

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

Seasonality

We can only produce fruit juice concentrates during the squeezing season generally from July or August through April of the following year, while our fruit juice beverages can be produced year round. Annual capacity of our production lines varies based on the availability of the fresh fruit and is ultimately contingent on weather and other climatic conditions leading up to and through the harvest seasons. As a result, our business is highly seasonal as sales of our products are generally higher during the squeezing season. Sales of our products during the months from March through July, or the non-squeezing season, generally tend to be lower due to a shortage of fresh fruit and a lower level of production activity. As a result, our results of operations for the first and fourth quarters are generally stronger than those for our second and third quarters. We can produce fruit juice beverages year round.

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

Intellectual Property

SkyPeople (China) currently possesses six proprietary technologies, including the technologies to:

●	Produce concentrated clear kiwifruit juice;

●	Produce a mulberry cider beverage;

●	Produce apricot juice concentrates;

●	Produce cherry tomato juice concentrates;

●	Produce sea-buckthorn juice concentrates; and

●	Produce wolfberry juice concentrates

We hold nine active patents granted by the State Intellectual Property Office of the PRC, (“SIPO”).

A crushing and peeling device (Patent No. ZL 2011204456246)
A peeling and dirt removal device (Patent No. ZL 2011204456212)
A kiwifruit cider beverage and its production method (Patent No. ZL 2009 1 0022739.1)
A production technology for strawberry juice concentrates (Patent No. ZL 2010 1 0209900.9)
A production technology for turnjujube juice concentrates (Patent No. ZL 2010 1 0108318.3)
A production technology for cherry juice concentrates (Patent No. ZL 2010 1 0209899.X)
A production technology for persimmon juice concentrates (Patent No. ZL 2010 1 0013613.0) (granted to SkyPeople (China) on January 16, 2013)
500 ml Hedetang-branded fruit juice beverages in glass bottle label (Patent No. ZL 2012302099757) (granted to SkyPeople (China) on May 30, 2012)
418 ml Hedetang-branded fruit juice beverages in glass bottle label (Patent No. ZL 2012302099935) (granted to SkyPeople (China) on May 30, 2012)

We are in the process of applying for patents with SIPO for the six remaining technologies. We believe that these technologies are leading technologies in our industry.

In addition, using our proprietary technologies, we have developed flow-through capacitor membrane, reverse osmosis concentration and composite biological enzymolysis technology to clarify and remove murkiness from fruit juice. We believe that such are leading technologies in our industry.

We believe that our continued success and competitive status depend largely on our proprietary technology and ability to innovate. We have taken the required measures to protect the confidentiality of our proprietary technologies and processes. We rely on a combination of know-how, patent and trade secret laws, as well as confidentiality agreements to protect our proprietary rights. We will take the necessary action to seek remuneration if we believe our intellectual property rights have been infringed upon. As of December 31, 2012, we held nine active patents granted by SIPO related to breaking up and separating fruit peel; removing fruit peel and fruit hair; production of various concentrated fruit juice; and bottle tags, respectively. These patents have duration of 10 years, and will expire.

In addition to these nine active patents, we are applying for another six scientific patents. However, we do not have patents on certain other items of intellectual property that we possess.

We also registered trademarks for our “Hedetang” brand with the Trademark Bureau of the State Administration for Industry and Commerce (“SAIC”) on September 14, 2008 in Category 29, Category 30, Category 31 and Category 32, and on April 21, 2009 in Category 5. The trademarks expire on September 13, 2018 and April 20, 2019, respectively, and can be extended upon expiration.

We registered trademarks for our “SkyPeople” brand with the Trademark Bureau of the SAIC in Category 30 and Category 32 with period of validity from May 14, 2011 to May 13, 2021 and in Category 31 with period of validity from September 7, 2011 to September 6, 2021. The registration of such trademarks can be extended upon expiration.

Employees

As of December 31, 2012, we had approximately 521 full-time employees and approximately 136 part-time employees, all of whom are located in the PRC. None of our employees are covered by a collective bargaining agreement. We believe that we have a good relationship with our employees.

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

Our revenue increased significantly from 2006 to 2010 with revenue of approximately $17.4 million in 2006, approximately $29.4 million in 2007, approximately $41.7 million in 2008, approximately $59.2 million in 2009, approximately $93.2 million in 2010. In 2011, our revenue decreased by 9.9% to $84.0 million as compared to the prior year. In 2012, our revenue increased by 22% to $102 million. If our business and markets continue to experience significant growth, we will need to expand our business to maintain our competitive position. We may face challenges in managing and financing expansion of our business, facilities and product offerings, including challenges relating to integration of acquired businesses and increased demands on our management team, employees and facilities. Failure to effectively deal with increased demands on us could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies. Other challenges involved with expansion, acquisitions and operation include:

●	unanticipated costs;

●	the diversion of management’s attention from other business concerns;

●	potential adverse effects on existing business relationships with suppliers and customers;

●	obtaining sufficient working capital to support expansion;

●	expanding our product offerings and maintaining the high quality of our products;

●	continuing to fill customers’ orders on time;

●	maintaining adequate control of our expenses and accounting systems;

●	successfully integrating any future acquisitions; and

●
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

Our revenue is dependent in large part on significant orders from a limited number of customers. We are trying to attract new significant customers and reduce our risks related with concentration of customers. Sales to our five largest customers accounted for approximately 29% and 21% of our revenue in 2012 and 2011, respectively. Customer demand depends on a variety of factors including, but not limited to, our customers’ financial condition and general economic conditions. If we are unable to attract new significant customers or retain existing key customers or if sales to any of our current key customers are reduced for any reason, such reduction may have a material adverse effect on our business, results of operations and financial condition.

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

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. While we depend on the abilities and participation of our current management team generally, we rely particularly upon Mr. Yongke Xue, Chairman of the Company’s Board of Directors (“the Board”), Mr. Hongke Xue, our chief executive officer (“CEO”); and Mr. Xin Ma, our chief financial officer (“CFO”). The loss of the services of Mr. Yongke Xue, Mr. Hongke Xue or Mr. Xin Ma for any reason could significantly adversely impact our business and results of operations. Competition for senior management and senior technology personnel in the PRC is intense and the pool of qualified candidates is very limited. Accordingly, we cannot guarantee that the services of our senior executives and other key personnel will continue to be available to us, or that we will be able to find a suitable replacement for them if they were to leave.

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

In February 2008, we purchased Pacific, which is the holding company for our operating subsidiary, SkyPeople (China). At the time, Hede, a PRC company owned by Yongke Xue, our chairman of the Board and our former chief executive officer, and Xiaoqin Yan, a former director on the Board, was indebted to SkyPeople (China) on account of previous loans and advances made by SkyPeople (China) to Hede. Such loans and advances totaled RMB 31,544,043 in the aggregate (or $4,318,281 based on the exchange rate as of December 31, 2007) and were made during the period from June 6, 2007 to December 29, 2007 that were used by Hede to pay a portion of the purchase price for Hede’s acquisition of Huludao Wonder Fruit Co., Ltd., or Huludao Wonder. In May 2008, SkyPeople (China) also assumed Hede’s obligation of RMB 18,000,000 (or $2,638,329 based on the exchange rate December 31, 2008) for the balance of the purchase price for Huludao Wonder.

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

We conduct substantially all of our operations and generate most of our revenue in the PRC. Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. The PRC economy is in transition from a planned economy to a market oriented economy subject to plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in the PRC. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot guarantee that this will be the case. Our interests may be adversely affected by changes in policies by the PRC government, including:

●	changes in laws, regulations or their interpretation;

●	confiscatory taxation;

●	restrictions on currency conversion, imports or sources of supplies;

●	expropriation or nationalization of private enterprises; and

●	the allocation of resources.

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

The original incorporation of SkyPeople (China) (under the original name of Xi’an Zhonglv Ecology Science and Technology Industry Co., Ltd.) as a joint stock company in 2001 was approved by the Xi’an Municipal People’s Government. However, according to the applicable PRC Company Law that was in force in 2001, the incorporation of SkyPeople (China) as a joint stock company shall be subject to the approval by the government authority of Shaanxi Province. Pursuant to the PRC Company Law which was in force in 2001, if company stocks is arbitrarily issued without obtaining the approval of the relevant competent authorities stipulated under the law, the parties concerned may be ordered to cease the issuance of the stock, refund the raised capital and the interests accrued therefrom, and may be subject to a fine of no less than one percent but no more than five percent of the amount of the raised capital. As such, SkyPeople (China) may be subject to any or all of the foregoing penalties as provided under the PRC Company Law effective in 2001 should the relevant government authorities choose to enforce the law retroactively.

However, we believe that the regulatory authorities may consider the following factors as mitigating factors if such authorities choose to enforce the applicable laws:

(i) the incorporation of SkyPeople (China) obtained the approval by the Xi’an local government. As  general practice in approval procedures, the applicants may only be able to first approach the Xi’an local government authority in order to acquire the approval by a higher level government authority, and would generally rely on the Xi’an local government to then submit the application to a higher level authority for its final approval; and

(ii) the trend of the PRC Company Law is to deregulate the approvals on the incorporation of joint stock companies in China. In particular, the current PRC Company Law, effective since January 1, 2006, has eliminated the relevant approval requirement relating to the incorporation of joint stock companies. Instead, the current PRC Company Law merely requires a registration with the competent Administration for Industry and Commerce in connection with the incorporation of joint stock companies in the PRC as long as the stock is not issued to the public.

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

Certain of our subsidiaries have received government subsidies from local governments. We recognized $1.9 million and $0.9 million in government subsidies for fiscal years 2012 and 2011, respectively. Past government grants or subsidies are not indicative of what we will obtain in the future. We cannot guarantee that we will continue to be eligible for government grants or other forms of government support. In the event that we are no longer eligible for grants, subsidies or other government support, our business and financial condition could be adversely affected.

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

●
purporting to regulate the establishment or acquisition of control by Chinese residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership;

●	adding requirements relating to the source of the Chinese resident’s funds used to establish or acquire the offshore entity;

●	regulating the use of existing offshore entities for offshore financings;

●	purporting to regulate situations in which an offshore entity establishes a new subsidiary in the PRC or acquires an unrelated company or unrelated assets in the PRC;

●
making the domestic affiliate of the offshore entity responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds; and

●	requiring that the registrant establish that all foreign exchange transactions undertaken by the offshore entity and its affiliates were in compliance with applicable laws and regulations.

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

Additionally, the 2006 M&A Rules also purport to require that an offshore special purpose vehicle, (“SPV”), formed for listing purposes and controlled directly or indirectly by PRC companies or individuals shall obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear, with no consensus currently existing regarding the scope and applicability of the CSRC approval requirement. Given that we established our PRC subsidiaries by means of direct investments, we believe that these regulations do not require an application to be submitted to the CSRC for the approval of the listing and trading of our stock on the NASDQ Global Equities, unless we are clearly required to do so by subsequently promulgated rules of the CSRC. If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for the offerings, we may need to apply for a remedial approval from the CSRC and may be subject to certain administrative punishments or other sanctions from these regulatory agencies. The regulatory agencies may take actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our stock.

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

We are authorized to issue 10,000,000 shares of preferred stock. The Board is authorized under our articles of incorporation, as amended, to provide for the issuance of shares of preferred stock by resolution and by filing a certificate of designations under Florida law, to fix the designation, powers, preferences and rights of the shares of each such series of preferred stock and the qualifications, limitations or restrictions thereof without any further vote or action by the shareholders. The Board previously designated and issued 1,000,000 shares of Series A preferred stock which were automatically converted into our Common Stock upon the effective date of our two-for-three reverse split and returned to the status of authorized and unissued shares of preferred stock following the reverse split. As of March 25, 2013 there were no shares of Series A preferred stock issued and outstanding. Any shares of preferred stock that are issued are likely to have priority over our Common Stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized under certain circumstances as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids to acquire us and thereby prevent shareholders from receiving the maximum value for their shares. We have no present intention to issue any additional shares of preferred stock in order to discourage or delay a change of control or for any other reason. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Our Chairman has control over key decision making as a result of his control of a majority of our voting stock.

Yongke Xue, the Chairman of the Board of Directors of the Company, indirectly and beneficially owns 80% equity interest in SkyPeople International Holdings Group Limited (“SP International”), and also serves as the sole director of SP International.  In turn, SP International indirectly owns 13,375,639 shares, or 50.2%, of our outstanding common stock.  Mr. Yongke Xue, will be able to exercise voting rights with respect to these shares of common stock, and has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock. As a board member, Mr. Yongke Xue owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Yongke Xue is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally.

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

●
authorize the issuance of “blank check” preferred stock that could be issued by the Board to thwart a takeover attempt, in addition to the shares of Series A and Series B preferred stock that have been issued to date;

●	require that directors only be removed from office upon a majority shareholder vote;

●	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

●	limit who may call special meetings of shareholders; and

●	prohibit shareholder action by written consent, requiring all actions to be taken at a meeting of the shareholders.

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

ITEM 3 – LEGAL PROCEEDINGS

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On June 20, 2011, plaintiff Benjamin Padnos filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its current and former officers and/or directors, the Company’s former independent auditors Child Van Wagner & Bradshaw, PLLC and BDO Limited, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On August 30, 2011, the Court consolidated the foregoing two actions and appointed Zachary Lewy as lead plaintiff. On September 30, 2011, pursuant to the Court’s order, Lead Plaintiff filed a consolidated complaint, which names the Company, Rodman & Renshaw, LLC, BDO Limited, Child Van Wagoner & Bradshaw PLLC and certain of the Company’s current and former directors and/or officers and majority shareholders as defendants, and alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, and the rules promulgated thereunder. The Consolidated Complaint seeks, among other things, compensatory damages, and reasonable costs and expenses incurred in the action. On December 21, 2011, the Company and certain of the individual defendants filed a motion to dismiss the Consolidated Complaint. On May 3, 2012, Lead Plaintiff voluntarily dismissed the claims against BDO Limited and Child Van Wagoner & Bradshaw PLLC. On September 10, 2012, the Court granted in part and denied in part the Company’s motion to dismiss the Consolidated Complaint. On January 11, 2013, defendant Rodman & Renshaw LLC filed for Chapter 11 bankruptcy protection, and, on January 18, 2011, the court imposed an automatic stay on Plaintiffs claims against Rodman pursuant to Section 326(a) of the Bankruptcy Code.  The Company believes the allegations against the Company are baseless and is contesting the case vigorously.  The Company has made no accrual for any potential contingencies.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

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

2012	High	Low
First quarter	$1.85	$1.46
Second quarter	$1.88	$1.45
Third quarter	$1.75	$1.33
Fourth quarter	$2.17	$1.55

2011	High	Low
First quarter	$5.37	$3.95
Second quarter	$4.58	$1.95
Third quarter	$3.40	$1.60
Fourth quarter	$2.43	$1.60

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

Stockholders

As of December 31, 2012 there were 26,661,499 shares of our Common Stock issued and outstanding, and we had approximately 71 record holders of our Common Stock, not including holders who hold their shares under street name..

Dividend Policy

We have not declared or paid any cash dividends on our Common Stock during our last four fiscal years. The payment of dividends is at the discretion of the Board and is contingent on our revenues and earnings, capital requirements, financial condition and the ability of our operating subsidiary, SkyPeople (China), to obtain approval from SAFE to send funds out of the PRC. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the near future.

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

Recent Sales of Unregistered Securities; use of proceeds from registered securities

The Company has not made any sale of unregistered securities during the fiscal year ended December 31, 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2011, we had spent approximately $11 million on various capital projects in Huludao Wonder. For more details related to the use of proceeds from the public offering in 2010, please see the section entitled “Capital Projects” under “Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations”.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2012, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

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

Overview

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and from the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. In 2012, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 60%, 27%, 7% and 6% of our revenue, respectively, compared to 64%, 25%, 9% and 2%, respectively, in 2011.

We export our products as well as sell them domestically. We sell our products either through distributors with good credit or to end users directly. We believe that our main export markets are the Asia, North America, Europe, Russia and the Middle East. We sell our Hedetang brand bottled fruit beverages domestically, primarily to supermarkets in the PRC. We sell our other fruit related products to domestic customers.

We currently market our Hedetang brand fruit beverages in only certain regions of the PRC. We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In particular, we plan to expand our glass bottle production line to produce higher margin portable fruit juice beverages targeting consumers in more populated Chinese cities. Currently we produce six flavors of fruit beverages in 280 ml glass bottles and 500 ml glass bottles, including apple juice, pear juice, kiwifruit juice, mulberry juice, kiwifruit cider and mulberry cider.  We currently sell our fruit beverages to over 100 distributors and more than 20,000 retail stores in approximately 20 provinces. Our products are sold through distributors in stores such as Hualian Supermarket in Beijing, RT-Mart in Shenyang, Carrefour in Chongqing and Shenyang and Lianhua Supermarket in Shanghai, etc.

We plan to continue to focus on creating new products with high margins to supplement our current product offering.

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverage quality. As of December 31, 2012, we had an internal research and development team of 43 employees, and we retain external experts and research institutions for additional consultation when necessary. In 2012 and 2011, our research and development expenses were $570,278 and $557,361, respectively.

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

Capital Projects
Subsidiary	No.	Priority Projects	Progress	Estimated capital expenditure (in Millions)
SkyPeople Suizhong	(1)	Construction of a refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables	The design of the facility has been completed. Construction has started during the third quarter of 2012. The Company suspended the construction of the refrigeration storage unit to apply land use right certificate from local government. It is expected that the certificate of land use right will be granted to the Company in the second quarter of 2013.	$2.7
Huludao Wonder	(2)	Construction of concentrated fruit juice mixing center	The design of the facility has been completed. The first stage of construction has started. During the fourth quarter of 2012, the civil work has been completed. It is expected the entire project will be completed within 2013.	1.9
Huludao Wonder	(3)	Construction of a 30 ton/hour comprehensive fruits and vegetables processing line	The construction of this 30 ton/hour comprehensive fruits and vegetables processing line was delayed. The installation and adjustment of machinery has been completed during the fourth quarter of 2012. The newly installed machinery are under acceptance check.	3
Huludao Wonder	(4)	Construction of a fruit juice beverage production line of 6,000 bottles/hour	The construction of the production line was completed and the production line commenced operation in the second quarter of 2012.	3
Huludao Wonder	(5)	Environmental project (waste water treatment facility for concentrated apple juice production line)	The construction of the environmental project was completed in the third quarter of 2012.	8
Total Capital Expenditure				$18.6

(1)
Our initial plan was to construct both the refrigeration storage (see Project (1) above) and fruit juice mixing center (see Project (2) above) in Huludao, Liaoning Province, for which the original estimated total capital expenditure was $4.4 million. We initially planned to start the construction of the refrigeration storage unit and a concentrated fruit juice-mixing center in the fourth quarter of 2011. However, the construction of the refrigeration storage unit has been delayed due to a change of plan. Management concluded that it is in the best interest of the Company to build the refrigeration storage unit in Suizhong, Liaoning Province, which is in close geographic proximity of Huludao Wonder in Liaoning Province. The total estimated capital expenditure for Projects (1) and (2) based on the changed plan is expected to be $4.6 million. The Company is now in the process of evaluating the new plan and in negotiation with the local government to acquire land use right for approximately 7.8 acres for consideration of approximately$290,000 per acre. In April 2012, the Company paid partial consideration of approximately $1,200,000. As of the date of this report, the certificate of land use right has not been granted to the Company. The Company suspended the construction of the refrigeration storage unit to apply land use right certificate from local government. It is expected that the certificate of land use right will be granted to the Company in the second quarter of 2013.

(2)
The fruit juice-mixing center will be built in Huludao Wonder. The design of the fruit juice-mixing center has been completed. The first stage of construction has started. During the fourth quarter of 2012, the civil work has been completed. It is expected the entire project will be completed within 2013.

(3)
Our initial plan was to construct a 50 ton/hour concentrated apple juice production line in Huludao Wonder. We later decided to cancel the plan due to certain amendment to the Catalogue of Industry Structure Adjustment effective in June 2011, which classified concentrated apple juice business in the category of Restricted Industry. To avoid exposure to potential government restrictions on the expansion of this industry by, among other things, putting limitations on the increase in production capacity, increasing the product quality standard, reducing government financial support, we decided to change our existing 30 ton/hour concentrated apple juice line into a 30 ton/hour comprehensive fruits and vegetables processing line by adding additional equipment and machinery. The 30 ton/hour comprehensive fruits and vegetables processing line is expected to process a variety of fruits and vegetables (including apple, pear, and other fruits and vegetables) into juices. The estimated investment for this project is $3.0 million. We believe that this project could provide us more flexibility. The newly installed machinery are under acceptance check.

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

Jingyang Branch Office Projects

In 2011, we added another 20 tons per hour concentrated pear juice line in production facility in Jingyang Branch Office of SkyPeople (China) using the cash generated from operating cash flows. The Company invested approximately $7.6 million in this project, including $4.4 million purchasing machinery and equipment and $3.2 million in construction of the project.

Key Components of Operating Results

Sources of Revenue

We derive our revenue primarily from the sales of fruit juice concentrates, fruit beverages and other fruit related products in and from the PRC.

Our fruit juice concentrates, which include apple, pear and kiwifruit, are sold directly or indirectly to domestic juice manufacturers and exported primarily via distributors to Asia, North America, Europe and the Middle East. Our general sales agreement with distributors requires that the distributors pay us after we deliver our products to them, which is not contingent on resale to end users. Our credit terms for distributors with good credit history are from 30 days to 90 days. Distributors have no contractual right to return our products and we are not required to rebate or credit any amounts paid if we subsequently reduce the price of our products.

We sell our Hedetang branded bottled fruit juice beverages and fruit cider beverages domestically primarily to supermarkets in the PRC through distributors.

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

The shipping and handling expenses of $1,642,317 and $1,420,043 for fiscal years 2012 and 2011, respectively, are reported in the Consolidated Statement of Income and Comprehensive Income as a component of selling expenses.

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

The government owns all of the land in the PRC.  Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government.  Accordingly, we paid for land use rights in advance and such prepayments are being amortized and recorded as expenses using the straight-line method over the use terms of the lease, which are 40 to 50 years.  The amortization expenses were $184,403 and $176,822 for 2012 and 2011, respectively.

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

Research and Development

Research and development expenses consist primarily of personnel costs for our employees and use of outside consultants. We have focused our research and development on developing and producing innovative high margin products to further diversify our product mix. We routinely enter into research and development agreements with outside research institutes. Currently, we are in negotiation to renew agreements with Shaanxi University of Science & Technology, Shaanxi Research Institute of Agricultural Products Processing Technology and Northwest Agriculture & Forestry University, respectively.  The following table sets forth the three research and development contracts that were in effect during 2012.

	R&D expenses per year		Period of validity		Project
Research Institute	RMB	USD(1)	From	To(2)
Shaanxi University of Science & Technology	800,000	126,733	January 3, 2011	January 3, 2013	Process of composite enzymatic method to extract apple polyphenol
Shaanxi Research Institute of Agricultural Products Processing Technology	1,300,000	205,941	January 17, 2011	January 17, 2013	Integration and demonstration of vacuum deep processing of Kiwifruit series products
Northwest Agriculture & Forestry University	1,500,000	237,624	January 14, 2011	January 14, 2013	Development and demonstration of low sugar low alcohol kiwi fermented beverages
Total	3,600,000	570,298

(1)	Based on the average exchange rate of US$1 = RMB 6.3125 for the year ended December 31, 2012.
(2)	The Company is in negotiation with these external research institutions to renew the contracts.

Other Income (Expense), Net

Other income (expense), net consists of interest we earn on our cash and cash equivalents, interest expenses on our short-term bank loans from Chinese local banks, government subsidies, change in fair value of warrant liabilities and other miscellaneous income or expenses.

Provision for Income Taxes

Our provision for income taxes primarily consists of corporate income taxes related to profits earned in the PRC from sales of our products. Prior to 2007, we were subject to an income tax rate of 33% in the PRC. In December 2006, SkyPeople (China) was awarded the status of a nationally recognized High and New Technology Enterprise, which entitled SkyPeople (China) to tax-free treatment from January 2007 to December 2008. Starting in January 2009, SkyPeople (China) was subject to the regular tax rate of 25%. The tax rate of Shaanxi Qiyiwangguo, was reduced from 33% to 25%, effective January 2008. The tax rate of Huludao Wonder was also reduced to 25%, effective January 2008. Yingkou commenced operation in the fourth quarter of 2010 and was subject to a tax rate of 25%. Our consolidated income tax rates were effectively 26% in both 2012 and 2011.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of SkyPeople, Pacific, SkyPeople International, HMN, SkyPeople (China), Shaanxi Qiyiwangguo, Huludao Wonder, Yingkou, Orange Products, Hedetang Juice Beverages and SkyPeople Suizhong. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Currency and Comprehensive Income

The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency; however, the functional currency and the reporting currency of the Company are the United States dollar ("USD"). Assets and liabilities of the Company’s foreign subsidiaries have been translated into USD using the exchange rate at the balance sheet date, while equity accounts are translated using historical exchange rate. The average exchange rate for the period has been used to translate revenues and expenses.  Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Other comprehensive income for the year ended December 31, 2012 and 2011 represented foreign currency translation adjustments and were included in the consolidated statements of income and comprehensive income.

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

Accounts Receivable

Accounts receivable and other receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. Allowance is made when collection of the full amount is expected no longer probable. The Company periodically evaluates its receivables for collectability based on historical experience, current economic climate, as well as recent account activities and the length of time receivables are past due, and writes off receivables when they become uncollectible. The Company believed that its allowance for doubtful accounts was adequate as of December 31, 2012.

Government Subsidies

A government subsidy is recognized only when the Company complies with any conditions attached to the grant and there is reasonable assurance that the grant will be received.

The government subsidies recognized were $1,908,802 and $893,241 for the years ended December 31, 2012 and 2011, respectively, and are included in other income.

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

Should the Company’s PRC subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be $8,726,331 and $6,817,768 as of December 31, 2012 and 2011, respectively.

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 Intangibles — Goodwill and Other (Topic 350): The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Comparison of Operation Results of years ended December 31, 2012 and 2011

Revenue

The following table presents our consolidated revenues for our main products for the fiscal years 2012 and 2011, respectively, (in thousands):

	Year ended December 31,
	2012	2011	% of change
Concentrated apple juice and apple aroma	22,887	24,837	(8)%
Concentrated kiwifruit juice and kiwi puree	9,152	15,544	(41)%
Concentrated pear juice	28,925	13,421	116%
Fruit juice beverages	27,137	20,974	29%
Fresh fruits and vegetables	8,417	7,880	7%
Other	5,838	1,365	328%
Total	102,356	84,021	22%

Revenue increased to $102.4 million for 2012, an increase of $18.4 million or 22%, compared to $84.0 million for 2011. This increase was primarily due to an increase in sales of concentrated pear juice and fruit juice beverages, which was partially offset by a decrease in sales of concentrated apple juice and concentrated kiwifruit juice and kiwi puree.

Sales from apple related products decreased to $22.9 million in 2012, a decrease of $1.9 million or 8%, compared to $24.8 million in 2011. During 2012, we sold 11,940 tons of concentrated apple juice and apple aroma, compared to 14,119 tons of concentrated apple juice and apple aroma were sold during 2011. In 2012, the Company sold fewer amounts of apple related products as compared to 2011, but with higher average selling price.

Sales from concentrated kiwifruit juice and kiwifruit puree decreased to $9.2 million, a decrease of $6.3 million or 41% from $15.5 million in 2011. During 2012 and 2011, we sold 7,683 and 9,143 tons of concentrated kiwifruit juice and kiwifruit puree. The average selling price of kiwifruit juice and kiwifruit puree also decreased.

Sales of concentrated pear juice increased to $28.9 million in 2012, an increase of $15.5 million or 116%, from $13.4 million in 2011, primarily due to an increase in demand for concentrated pear juice in the international market coupled with an increase in the unit price in 2012. During 2012, we sold 16,796 tons of concentrated pear juice, as compared to 9,867 tons of concentrated pear juice were sold during 2011.

Sales from our fruit juice beverages were $27.1 million for 2012, an increase of $6.1 million, or 29%, compared to $21 million for 2011. Since the second quarter of 2011, the Company made downward pricing adjustment to our fruit juice beverage products to improve our competitiveness and gained more market share. The downward pricing adjustment increased our sales volume and our market share of our fruit juice beverages for 2012 as compared to 2011.

Sales from our fresh fruits and vegetables were $8.4 million for 2012, an increase of $0.5 million, or 7%, compared to $7.9 million for 2011. The increase was primarily due to an overall increase in the selling prices of fresh fruits in 2012 as compared to those in 2011.

Sales from our other products were $5.8 million for 2012, an increase of $4.4 million, or 328%, compared to $1.4 million for 2011. The amount of sales of other products is expected to be unstable.

Gross Margin

The table below presents the consolidated gross profit of our main products and the consolidated gross margin for 2012 and 2011, respectively: (in thousand dollars)

	2012		2011
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	4,640	20%	4,412	18%
Concentrated kiwifruit juice and kiwi puree	4,535	50%	7,661	49%
Concentrated pear juice	8,507	29%	3,182	24%
Fruit juice beverages	9,288	34%	7,905	38%
Fresh fruits and vegetables	4,663	55%	3,746	48%
Other	1,440	25%	567	42%
Total	33,073	32%	27,473	33%

Gross profit increased from $27,472,584 in 2011 to $33,072,991 in 2012, combined with an increase in revenue, gross margin decreased slightly from 33% in 2011 to 32% in 2012. Details of analysis of such decrease are as follows.

Gross margin for concentrated apple juice and apple aroma increased slightly from 18% in 2011 to 20% in 2012.

Gross margin for concentrated kiwifruit juice and kiwifruit puree also increased from 49% in 2011 to 50% in 2012.

Gross margin for concentrated pear juice increased from 24% in 2011 to 29% in 2012. The increase was primarily due to a decrease in fresh pear price.

Gross margin of fruit juice beverages decreased from 38% in 2011 to 34% of 2012. The decrease was primarily caused by the downward adjustment to the pricing of our beverage products to improve our competitiveness and to gain market share.

Gross margin for fruits and vegetables was 55% and 48% for 2012 and 2011, respectively. The increase was primarily due to higher selling price of fresh fruits and vegetables.

Gross margin for other products was 25% for 2012 and was 42% for 2011, respectively. Given the relatively low amount of production and sales of other products, their gross margin is expected to be unstable.

Operating Expenses

The following table presents consolidated operating expenses and operating expenses as a percentage of revenue for 2012 and 2011, respectively:

	2012		2011
	Amount	% of revenue	Amount	% of revenue
General and administrative	$4,409,055	4%	$5,138,388	6%
Selling expenses	2,899,141	3%	2,728,129	3%
Research and development	570,278	1%	557,361	1%
Total operating expenses	$7,878,474	8%	$8,423,878	10%

Operating expenses decreased slightly to $7.9 million for 2012 as compared to $8.42 million for 2011.

General and administrative expenses decreased $0.7 million or 14% to $4.4 million in 2012, from $5.1 million for 2011. The general and administrative expense includes legal fees related to our current pending litigations, payroll and our directors and officers’ insurance premium, etc. This is mainly due to a decrease of legal fees.

Selling expenses increased to $2.9 million for 2012, an increase of 7% or $0.2 million, from $2.7 million for 2011. This was mainly due to an increase in the headcount of our sales force.

Research and development expenses increased $0.01 million or 2% from $0.56 million in 2011 to $0.57 million in 2012.

Income from Operations

Income from operations increased from $19 million of 2011 to $25.2 million for 2012, representing an increase of $6.2 million or 33%. The increase of income from operations was mainly due to 22% increase in revenue, 23% increase in cost of goods sold combined with 6% decrease in total operating expenses.

Other Income (Expense), Net

Other income, net was $0.9 million for 2012, compared to other income of $0.2 million for 2011. As we have been recognized as a High and New Technology Enterprise in Shaanxi Province for the past four years, the local government has granted us various subsidies, such as tax reimbursement for export. Subsidy income increased from $893,241 in 2011 to $1,908,802 in 2012. Subsidy income as a result of the value-added tax rebates provided on our exports.

Pursuant to a Supplementary Agreement to Transfer of Ownership Interest between SkyPeople (China) and Shaanxi Xirui Co., Ltd. (“Xirui”) dated October 26, 2012, the Company paid RMB 3,000,000 (approximately $482,000) to Xirui after both parties re-evaluated the value of 21.5% shares of Qiyiwangguo previously owned by Xirui and transferred to SkyPeople (China) in June 2006. The Company charged such consideration into other expenses.

Income Taxes

Our provision for income taxes increased from $5.1 million in 2011 to $6.9 million for 2012. The increase resulted from in income before taxes generated in 2012 as compared to that in 2011. Our consolidated income tax rate was 26% and 26% for the twelve months ended December 31, 2012 and 2011, respectively.

Noncontrolling Interests

As of December 31, 2012, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests, which is deducted from our net income, was $0.9 million for 2011 compared to $1.0 million for 2012. The increase in the net income attributable to noncontrolling interests was mainly due to the increased amount in the net income generated from SkyPeople (China).

Net Income

Net income increased from $13.2 million for fiscal 2011 to $18.2 million for fiscal 2012. The reasons for the increase are described elsewhere in this report.

Liquidity and Capital Resources

As of December 31, 2012, we had cash, cash equivalents of $77.6 million, an increase of $16.4 million, or 27%, from $61.2 million as of December 31, 2011. We believe that projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit will provide the necessary capital to meet our projected operating cash requirements for at least the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity. Our restricted cash of $316,396 as of December 31, 2011 was used as collateral to obtain a short-term note payable.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $102.9 million as of December 31, 2012, an increase of $15.3 million or 17%, compared to working capital of $87.6 million as of December 31, 2011, mainly due to an increase in cash, accounts receivable and inventories, which was partially offset by increased amount of accounts payable and short-term bank loans.

During 2012, our operating activities generated net cash inflow of $19.4 million, a decrease of $6.6 million or 25% as compared to $26.0 million net cash inflow of 2011. The decrease was mainly due to $13,290,808 or 37% increase in accounts receivable and $1,131,943 or 19% increase in inventory.

Net cash used in investing activities were $8.8 million and $13.0 million for fiscal 2012 and 2011, respectively. Historically, we financed our capital expenditures and other operating expenses through operating cash flows and bank loans. As of December 31, 2012, the balance of short-term bank loans totaled $11.7 million, with interest rates ranging from 6.56% to 9.465% per annum. Of this amount, approximately $5.3 million, was secured by the building, machinery and land usage rights of Huludao Wonder and approximately $5.7 million, was secured by the building, machinery and land use rights of SkyPeople (China).

On August 30, 2010, we closed the public offering of 5,181,285 shares of our common stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million in net proceeds after deducting underwriting discounts and commissions and offering expenses.  We plan to use the proceeds of the offering on various capital project. As of December 31, 2012, we had spent approximately $15.7 million from the net proceeds of the offering on these projects. For more details related to our capital projects please see the section entitled “Capital Projects” under “Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations.”

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Foreign Currency Exchange Rate Risk

The majority of our sales, cost of manufacturing and marketing are transacted in Chinese yuan.  Consequently, our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and Chinese currencies. Proceeds from equity financings are one of our major sources of working capital, which is denominated in U.S. dollars. Our financial position and results of operations are also affected by fluctuations in exchange rates between the functional currency (which is in U.S. dollars) and currencies used in our foreign operations.  Foreign currency translation adjustments resulted in an increase of $0.4 million and $6.3 million in 2012 and 2011, respectively to shareholders’ equity.

As currency exchange rates change, translation of the statements of operations of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We generally have not hedged against these types of currency risks because cash flows from the PRC operations have been reinvested locally.

Interest Rate Risk

At December 31, 2012, approximately $11.7 million of our outstanding borrowings were subject to changes in interest rates; however, we do not use derivatives to manage this risk. The interest rate on our loans ranges from 6.56% to 9.465% per annum. Approximately $5.3 million, was secured by the buildings, machinery and land usage rights of Huludao Wonder and approximately $5.7 million, was secured by the building, machinery and land use rights of SkyPeople (China).

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

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2012.

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

During fiscal year 2012, we adopted various procedures to improve our disclosure controls and procedures as well as our internal controls over financial reporting. Such procedures include procedures related to sales, purchase, inventory, fixed assets purchase, monthly closing procedures as well as transparency enhancing procedures governing related party transactions. Pursuant to our policy and procedures, related parties to a transaction with the Company are required to disclose and confirm any affiliation at the end of the relevant quarter end and sign the related party transaction disclosure list.

Management, including the participation of our CEO and CFO took consideration of the third party internal control consultant’s suggestions when carrying out their evaluation of effectiveness of internal control.

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of December 31, 2012. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting as of December 31, 2012 were effective.

The Company has been constantly making efforts in implementing our existing and newly adopted procedures to improve our disclosure controls and internal controls over financing reporting.

Changes to Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of March 25, 2013 the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Yongke Xue	46	Chairman of Board of Directors
Hongke Xue (1)	40	Chief Executive Officer, Director
Xin Ma (2)	36	Chief financial officer
Guolin Wang (3) (4)	49	Director
John W. Smagula (3) (4)	42	Director
Norman Ko (3) (4)	48	Director
Baosheng Lu (5)	50	Director
Tao Wang (5)	37	Director

(1) Hongke Xue was appointed chief executive officer and elected as director on February 18, 2013 (2) Xin Ma was appointed chief financial officer on April 30, 2012 (3) Member of the audit committee
(4) Member of the compensation committee (5) Member of the evaluation committee

Yongke Xue, Chairman of Board of Directors

Mr. Xue served as our chief executive officer from February 26, 2008 to February 18, 2013. Mr. Yongke Xue has served as the director of SkyPeople (China) since December 2005. Mr. Xue served as the general manager of Hede from December 2005 to June 2007. Prior to that, he served as the business director of the investment banking division of Hualong Securities Co., Ltd. from April 2001 to December 2005. He also acted as the vice general manager of Shaanxi Huaye Foods Co., Ltd. from July 1998 to March 2001. Mr. Xue graduated from Xi’an Jiaotong University with an MBA in 2000. Mr. Xue graduated with a Bachelor’s degree in Metal Material & Heat Treatment from National University of Defense Technology in July 1989. The Board believes that Mr. Xue’s vision, leadership and extensive knowledge of the Company is essential to the development of its strategic vision.

Hongke Xue

Mr. Xue Hongke is a brother of Mr. Xue Yongke, and has been serving as our chief executive officer since February 18, 2013 and the chairman of the Board of Directors and the Chief Executive Officer of SkyPeople Juice Group Co., Ltd., a 99.78% indirectly owned operating subsidiary of the Company ("SkyPeople (China)"), since 2003. The Company is a holding company and conducts its business substantially through SkyPeople (China) and its subsidiaries and branch officers in China. Prior to that, Mr. H. K. Xue served as the Chief Executive Officer of Tangshan Fengyuan Metal Products, a sino-foreign joint venture, from March 2002 to March 2003. Prior to that, he served as the general manager of Baoji Industrial Products Co., Ltd., a wholly foreign owned enterprise, from April 2001 to March 2002, and deputy general manager of Shaanxi DePu Industry and Trade Co., Ltd. from October 1997 to April 2001. H. K. Xue received a bachelor degree in business management from Lanzhou University of Finance and Economics in July 1995. H. K. Xue's experience in management and corporate development and his experience with fruit juice industry, the development and sale of products will enable him to provide effective leadership to continue to grow the Company's business. The Board believes that Mr. Hongke Xue’s experience in the Company’s business operations are crucial to the success of the Company.

Xin Ma

Mr. Ma has been serving as our Chief Financial Officer since April 30, 2012.  Before that he served as the Company’s Vice President, Finance, responsible for the financial and accounting management of the Company reporting to the Company’s Chief Financial Officer. From March 28, 2011 to December 29, 2011, Mr. Ma served as the Chief Financial Officer of Universal Solar Technology, Inc., a U.S. reporting company based in China. From January 2006 to March 2011, Mr. Ma served as the Vice President of Kiwa Bio-Tech Products Group Corporation, a U.S. reporting company based in China. Mr. Ma received a MSc. in Management in 2005 and a MSc. in Finance in 2006 from the University of Leicester in England. There is no family relationship between Mr. Ma and any of the Company’s directors and officers. The Board believes that Mr. Ma’s strong experience in accounting and financial reporting is important to the Company since the Company is listed in the U.S.

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

Mr. Hongke Xue was elected a director to the Company’s board of directors on February 18, 2013, and a Form 3 was filed to report the event on February 22, 2013.

On May 4, 2011, Spring Liu, our former chief financial officer, filed a Form 4 to report various transactions of the Company’s common stock held by her spouse occurred between January 2010 through August 2010. On February 28, 2012, Ms. Liu returned the profit from such trades in the aggregate amount of $8,452 to the Company.  Ms. Liu resigned from her position as the Company’s chief financial officer on September 21, 2011. A Form 4 has not been filed to report Ms. Liu’s exit from Section 16 obligations.

Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons, the Company believes that, other than as described above, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended December 31, 2012.

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

Committees of the Company’s Board of Directors

The Board held four regularly scheduled and special meetings during fiscal year 2012. All of the directors attended (in person or by telephone) all of the Board meetings and any committees of the Board on which they served during the fiscal year. Directors are expected to use their best efforts to be present at the shareholders annual meeting. All of our directors attended the September 6, 2012 shareholders annual meeting.

Audit Committee

On April 25, 2008, the Board formed an audit committee. Messrs. Ko, Smagula and Wang currently serve on the audit committee, which is chaired by Mr. Ko. Each member of the audit committee is “independent” as that term is defined in the rules of the SEC and within the meaning of such term as defined under the rules of the NASDAQ Global Market. The Board has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee. The audit committee held three meetings during fiscal year 2012. Our Board has determined that Mr. Ko is an “audit committee financial expert,” as defined under the applicable SEC rules.

Compensation Committee

On April 25, 2008, the Board formed a compensation committee. During fiscal year 2010, Messrs. Ko, Wang and Fields served on the compensation committee, which was chaired by Mr. Ko.  Each member of the compensation committee is “independent” as that term is defined in the SEC rules and within the meaning of such term as defined under the rules of the NASDAQ Global Market, a “nonemployee director” for purposes of Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. Effective at our 2010 shareholders annual meeting held on June 28, 2010, Mr. Fields retired from his position on the Board. Mr. Smagula served on the compensation committee after that date. No interlocking relationship exists between the Board or the compensation committee and the Board or compensation committee of any other company, nor has any interlocking relationship existed during the last fiscal year. The compensation committee held two meetings during fiscal year 2012.

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

Family Relationships

Mr. Yongke Xue, our chairman of board of directors, is the brother of Mr. Hongke Xue, our chief executive officer.

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

2011  Stock Incentive Plan

On August 18, 2011, upon board recommendation, at the annual meeting of our the shareholders, our shareholder approved a Stock Incentive Plan (the “Plan”). The purpose of the Plan is to provide an additional inducement for selected employees, consultants and non-employee directors who provide services to the Company, to reward such selected individuals by providing an opportunity to acquire incentive awards, and to provide a means through which we may attract able persons to enter the employment of or engagement with the Company.  Up to 1,000,000 shares of Stock (subject to adjustment in the event of Stock splits and other similar events) may be issued pursuant to awards granted under the Plan.

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

Our compensation program only contains base annual salary in 2012 and 2011.

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

Summary Compensation of Named Executive Officers

Our executive officers do not receive any compensation for serving as executive officers of Pacific or us. However, except for our former CEO, the remaining executive officers are compensated by and through SkyPeople (China). Our former CEO, Yongke Xue, has not received any compensation from us or any of our subsidiaries for his services in the past three years. The following table sets forth information concerning cash and non-cash compensation paid by SkyPeople (China) to our named executive officers for 2012 and 2011, respectively.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue (1)	12/31/2012	$200,000	-	-	-	-	-	-	$200,000
	12/31/2011	$200,000	-	-	-	-	-	-	$200,000
Xin Ma (2)	12/31/2012	$58,000							$58,000
Cunxia Xie (3)	12/31/2011	$18,000							$18,000
Spring Liu (4)	12/31/2011	$120,000							$120,000

(1)	Mr. Yongke Xue resigned as CEO of the Company on February 18, 2013.
(2)	Mr. Xin Ma was appointed as the CFO of the Company on April 30, 2012.
(3)	Ms. Cunxia Xie was the CFO of the Company from September 21, 2011 to April 30, 2012.
(4)	Ms. Spring Liu resigned from her position as the CFO of the Company on September 21, 2011.
(5)
On December 9, 2009, we issued Ms. Liu a warrant to purchase an aggregate of 100,000 shares of our Common Stock at an exercise price of $4.50 per share. As of December 31, 2012, Ms. Spring Liu had exercised no warrants.

Outstanding equity awards at December 31, 2012

The following table presents certain information concerning outstanding equity awards held by each of our named executive officers at December 31, 2012.

Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Yongke Xue	-	-	-
Hongke Xue	-	-	-
Xin Ma	-	-	-
Cunxia Xie	-	-	-
Spring Liu	100,000	-	-	4.50	December 9, 2014

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

Name	Fees Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue	—	—	—	—	—	—	—
Hongke Xue	—	—	—	—	—	—	—
Guolin Wang	—	—	—	—	—	—	—
Norman Ko	$36,000	—	—	—	—	—	$36,000
John Smagula	$36,000	—	—	—	—	—	$36,000
Tao Wang	$8,030	—	—	—	—	—	$8,030
Baosheng Lu	$8,030	—	—	—	—	—	$8,030

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is our equity compensation plan information:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	N/A (2)	1,000,000
Equity compensation plans not approved by security holders (3)	175,000	$4.50	-
Total	175,000	N/A	1,000,000

(1)	Consists of Stock Incentive Plan, which was approved by the Company’s annual meeting of shareholders on August 18, 2011.
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

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of March 28, 2013 by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 26,661,499 shares of our Common Stock outstanding as of March 28, 2013.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of March 28, 2013 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of March 28, 2013 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o SkyPeople Fruit Juice, Inc., 16/F, China Development Bank Tower, No. 2 Gaoxin 1st Road, Xi’an, Shaanxi Province, PRC 710075.

Shares Beneficially Owned
Name of Beneficial Owner	Number		Percent

Directors, Named Executive Officers and 5% Shareholders
Yongke Xue (1)	13,375,639	(2)	50.2%
Hongke Xue (1)	—		—
Xin Ma	—		—
Guolin Wang	—		—
Norman Ko	2,820		*
John Smagula	—		—
Tao Wang	—		—
Baosheng Lu	—		—
All current directors and executive officers as a group (8 persons)	13,378,459		50.2%

(1)
Consists of 13,375,639 owned by Golden Dawn International Limited and Everlasting Rich Limited, both wholly-owned subsidiaries of SkyPeople International Holdings Group Limited (“SP International”), a Cayman Islands company.   Yongke Xue and Hongke Xue indirectly own 80.0% and 9.4% equity interests in SP International, respectively.   SP International is controlled by Yongke Xue, the Chairman of the Board of Directors of the Company, who indirectly and beneficially owns 80% equity interest in SP International and also serves as the sole director of SP International.

(2)
Includes 1,467,078 shares owned by China Tianren Organic Food Holding, an indirect wholly-owned subsidiary of SP International.  Lin Bai is the sole director of China Tianren Organic Food Holding and joined a Schedule 13D filed with SEC on January 4, 2013 in which Lin Bai claimed beneficial ownership of such shares.  However, due to its 100% indirect ownership of China Tianren Organic Food Holding, the Company believes that SP International and not Lin Bai is the beneficial owner of such shares.
* Less than one percent.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There has not been any reportable transaction between a related person and us since January 1, 2012.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years 2012 and 2011. All of the services described in the following fee table were approved in conformity with the audit committee’s pre-approval process.

	2012	2011
Audit Fees	$124,000	$197,250
Tax Fees	4,500	4,500
Total	$128,500	$201,750

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by Paritz & Company, P.A. (“Paritz”) for professional services rendered for the audit of our fiscal 2012 and 2011 annual financial statements and for the review of the financial statements included in our quarterly reports as well as review of our responses to the SEC.

Audit fees for 2012 include (i) quarterly review fees of $24,000 and (ii) $100,000 the audit of the consolidated financial statements for fiscal 2012 billed by Paritz & Company, P.A.

Audit fees for 2011 include (i) quarterly review fees of $97,250 billed by BDO Limited; (ii) $12,000 billed by BDO Limited for reviewing our responses to SEC comments and (iii) $100,000 the audit of the consolidated financial statements for fiscal 2011 billed by Paritz & Company, P.A.

Tax Fees

The amounts set forth opposite “Tax Fees” above reflect the aggregate fees billed for fiscal 2012 and 2011 for professional services rendered for tax compliance and return preparation. The compliance and return preparation services consisted of the preparation of original and amended tax returns and support during the income tax audit or inquiries.

The Board audit committee’s policy is to pre-approve all audit services and all non-audit services that our independent accountants are permitted to perform for us under applicable federal securities regulations. The audit committee’s policy utilizes an annual review and general pre-approval of certain categories of specified services that may be provided by the independent accountant, up to pre-determined fee levels. Any proposed services not qualifying as a pre-approved specified service, and pre-approved services exceeding the pre-determined fee levels, require further specific pre-approval by the audit committee. The audit committee has delegated to the Chairman of the audit committee the authority to pre-approve audit and non-audit services proposed to be performed by the independent accountants. Our audit committee was established in April 2008. Therefore, all the services provided by Paritz in fiscal 2012 and 2011 were pre-approved by the audit committee.

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
10.31
English translation of Investment/Service Agreement The Yidu Orange Comprehensive Deep Processing Zone (the “Zone”) between Yidu Municipal People’s Government and SkyPeople Juice Group Company Limited dated October 29, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 29, 2012

10.32
English translation of Loan Agreement between SkyPeople Juice Group Co., Ltd. and SkyPeople International Holdings Group Limited dated February 18, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 19, 2013

10.33
Share Exchange Agreement among SkyPeople International Holdings Group Limited, Golden Dawn International Limited, Hongke Xue, Yongke Xue, V.X. Fortune Capital Limited and Kingline International Limited dated September 14, 2012.  Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the Commission on January 4, 2013.

10.34	Share Charge between China Tianren Organic Food Holding Company Limited, Golden Dawn International Limited and Vandi Investments Limited dated December 28, 2012. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the Commission on January 4, 2013.
10.35	Share Charge between China Tianren Organic Food Holding Company Limited, Golden Dawn International Limited and COFCO (Beijing) Agricultural Industrial Equity Investment Fund dated December 28, 2012. Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed with the Commission on January 4, 2013.
16.1	Letter from Tavarsan Askelson & Registrant LLP dated March 6, 2008. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on March 6, 2008
16.2	Letter from Child, Van Wagoner & Bradshaw, PLLC dated December 14, 2009. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on December 14, 2009.
16.3	Letter from BDO Limited to dated December 23, 2011. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on December 30, 2011.
21.1	Description of Subsidiaries of the Registrant*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32	Section 1350 Certification. *
*Filed herewith

(c)           Other Financial Statement Schedules - None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SkyPeople Fruit Juice, Inc.

/s/ Hongke Xue
By: Hongke Xue
Chief Executive Officer and Director
(principal executive officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hongke Xue  and Xin Ma, and each of them, their attorneys-in-fact and agents, each with the power of substitution, for them in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signatures

Name and Title	Date

/s/ Yongke Xue
Yongke Xue
Chairman of Board of Directors	March 29, 2013

/s/ Hongke Xue
Hongke Xue
Chief Executive Officer and Director
(principal executive officer)	March 29, 2013

/s/ Xin Ma
Xin Ma
Chief Financial Officer
(principal financial officer and accounting officer)	March 29, 2013

/s/ Guolin Wang
Guolin Wang, Director	March 29, 2013

/s/ John Smagula
John Smagula, Director	March 29, 2013

/s/ Norman Ko
Norman Ko, Director	March 29, 2013

/s/ Tao Wang
Tao Wang, Director	March 29, 2013

/s/ Baosheng Lu
Baosheng Lu, Director	March 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SkyPeople Fruit Juice, Inc.

We have audited the accompanying consolidated balance sheets of SkyPeople Fruit Juice, Inc. as of December 31, 2012 and 2011 and the related consolidated statement of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SkyPeople Fruit Juice, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Paritz & Company, P.A.

Hackensack, New Jersey
March 29, 2012

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2012	December 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$77,560,278	$61,154,007
Restricted cash	-	316,396
Accounts receivables, net of allowance of $46,643 and $46,529 as of December 31, 2012 and December 31, 2011, respectively	49,435,961	35,999,858
Other receivables	201,417	192,032
Inventories	7,278,191	6,126,376
Deferred tax assets	90,576	174,285
Advances to suppliers and other current assets	71,536	66,528
TOTAL CURRENT ASSETS	134,637,959	104,029,482

PROPERTY, PLANT AND EQUIPMENT, NET	52,180,097	44,277,228
LAND USE RIGHT, NET	7,718,363	6,673,496
OTHER ASSETS	682,592	5,323,162
TOTAL ASSETS	$195,219,011	$160,303,368

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$14,399,282	$2,972,916
Accrued expenses	2,050,675	4,701,054
Income tax payable	3,127,245	1,910,779
Advances from customers	530,437	178,857
Short-term bank loans	11,661,761	6,425,713
Short-term notes payable	-	284,654
TOTAL CURRENT LIABILITIES	31,769,400	16,473,973

STOCKHOLDERS' EQUITY

SkyPeople Fruit Juice, Inc, Stockholders' equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; Nil shares and 1,456,647shares issued and outstanding as of, December 31,2012 and 2011, respectively.	-	1,457
Common stock, $0.001 par value; 66,666,666 shares authorized; 26,661,499 shares and 25,690,402 shares issued and outstanding as of, December 31, 2012 and 2011, repectively	26,661	25,690
Additional paid-in capital	59,189,860	59,189,374
Retained earnings	82,793,585	64,623,453
Accumulated other comprehensive income	14,500,860	14,086,620
Total SkyPeople Fruit Juice, Inc. stockholders' equity	156,510,966	137,926,594
Non-controlling interests	6,938,645	5,902,801
TOTAL STOCKHOLDERS' EQUITY	163,449,611	143,829,395
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$195,219,011	$160,303,368

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Year Ended Dec 31,
	2012	2011
Revenue	$102,356,001	$84,021,429
Cost of goods sold	69,283,010	56,548,845
Gross profit	33,072,991	27,472,584

Operating Expenses
General and administrative expenses	4,409,055	5,138,388
Selling expenses	2,899,141	2,728,129
Research and development expenses	570,278	557,361
Total operating expenses	7,878,474	8,423,878

Income from operations	25,194,517	19,048,706

Other income (expenses)
Interest income	314,628	277,458
Subsidy income	1,908,802	893,241
Interest expenses	(888,574)	(849,743)
Other expenses	-	(149,015)
Settlement relating to prior acquisition	(475,248)	-
Total other income (expenses)	859,608	171,941

Income before income tax	26,054,125	19,220,647
Income tax provision	6,871,238	5,089,285
Net income	19,182,887	14,131,362

Less: Net income attributable to non-controlling interests	1,012,755	926,192

NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$18,170,132	$13,205,170

Earnings per share:
Basic earnings per share	$0.68	$0.50
Diluted earnings per share	$0.68	$0.50

Weighted average number of shares outstanding
Basic	26,107,264	25,690,402
Diluted	26,661,500	26,661,500

Comprehensive Income
Net income	$19,182,887	$14,131,362
Foreign currency translation adjustment	437,329	6,511,990
Total Comprehensive income	$19,620,216	$20,643,352
Comprehensive income attributable to non-controlling interests	1,035,844	1,175,529
Comprehensive income attributable to SkyPeople Fruit Juice, Inc.	$18,584,372	$19,467,823

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional paid-in	Retained	Accumulative other comprehensive	Non- controlling
	Shares	Amount	Shares	Amount	capital	earnings	income	interests	Total
Balance at December 31, 2010	1,456,647	$1,457	25,690,402	$25,690	$59,189,374	$51,418,283	$7,823,967	$4,727,272	$123,186,043
Net income	-	-	-	-	-	13,205,170	-	926,192	14,131,362
Foreign currency translation adjustment	-	-	-	-	-	-	6,262,653	249,337	6,511,990
Balance at December 31, 2011	1,456,647	1,457	25,690,402	25,690	59,189,374	64,623,453	14,086,620	5,902,801	143,829,395
Net income	-	-	-	-	-	18,170,132	-	1,012,755	19,182,887
Preferred stock converted into common stock	(1,456,647)	(1,457)	971,097	971	486				-
Foreign currency translation adjustment	-	-	-	-	-	-	414,240	23,089	437,329
Balance at Dec 31, 2012	-	$-	26,661,499	$26,661	$59,189,860	$82,793,585	$14,500,860	$6,938,645	$163,449,611

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended Dec 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,182,887	$14,131,362
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,596,276	3,552,740
Loss on disposal of properties and equipment	-	142,380
Deferred tax assets	83,709	(174,285)
Changes in operating assets and liabilities
Accounts receivable	(13,290,808)	11,932,885
Other receivable	(8,900)	1,113,111
Advances to suppliers and other current assets	(4,861)	(34,243)
Inventories	(1,131,943)	(419,708)
Accounts payable	11,370,240	(623,141)
Accrued expenses	(2,648,963)	(382,650)
Short-term notes payable	(284,131)	(239,119)
Income tax payable	1,206,559	(2,609,659)
Advances from customers	349,640	(411,869)
Net cash provided by operating activities	19,419,705	25,977,804

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,954,476)	(7,791,997)
Additions to land use right	(1,205,038)	-
Prepayment for other assets	(591,518)	(5,147,903)
Net cash used in investing activities	(8,751,032)	(12,939,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in restricted cash	315,814	208,154
Proceeds from short-term bank loans	6,336,634	4,235,865
Repayment of short-term bank loans	(1,138,658)	(8,433,584)
Net cash provided by (used in) financing activities	5,513,790	(3,989,565)

Effect of change in exchange rate	223,808	2,755,283

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,406,271	11,803,622
Cash and cash equivalents, beginning of year	61,154,007	49,350,385
Cash and cash equivalents, end of year	$77,560,278	$61,154,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$888,574	$849,743
Cash paid for income taxes	$5,556,241	$7,853,661

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Change in fair value of warrant liability
Transferred from other assets to property, plant and equipment and construction in process	$5,221,925	$1,687,012

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2012 AND 2011

1.	CORPORATE INFORMATION

SkyPeople Fruit Juice, Inc. (“SkyPeople” or the “Company”), formerly known as Entech Environmental Technologies, Inc. (“Entech”) and Cyber Public Relations, Inc. (“Cyber Public Relations”), was initially incorporated on June 29, 1998 under the laws of the State of Florida.

The Company, through its wholly owned subsidiary Pacific Industry Holding Group Co., Ltd. (“Pacific”) and SkyPeople Juice International Holding (HK) Ltd. (“SkyPeople International”) is a holding company for SkyPeople Juice Group Co., Ltd. (“SkyPeople (China)”), a company organized under the laws of the People’s Republic of China (“PRC”), in which SkyPeople International holds a 99.78% ownership interest (which was increased from 99% on  December 7, 2010), SkyPeople (China) is engaged in the business of producing and selling a wide variety of fruit products, including fruit juice concentrates, fruit juice drinks, fruit-related products.

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

On November 25, 2009, SkyPeople (China) completed the Acquisition of Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) for an aggregate cash purchase price of RMB 22,700,000 (approximately $3,325,520 based on the exchange rate of November 18, 2009) pursuant to a Stock Purchase Agreement dated November 18, 2009. Yingkou commenced operating activities in the fourth quarter of 2010.

On March 13, 2012, the Company established SkyPeople Juice Group Yidu Orange Products Co., Ltd. (“Orange Products”) to engage in the business deep processing and sales of oranges. As of December 2012, Orange Products has not yet commenced operations.

On March 13, 2012, the Company established Hedetang Fruit Juice Beverages (Yidu) Co., Ltd. (Hedetang Juice Beverages”) to engage the business of production and sales of fruit juice beverages. As of December 2012, Hedetang Juice Beverages has not yet commenced operations.

On April 26, 2012, the Company established SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. (“SkyPeople Suizhong”) to engage in the business of initial processing, quick-frozen and sales of agricultural products and related by-products. As of December 2012, SkyPeople Suizhong has not yet commenced operations.

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

	Year Ended December 31,
	2012	2011
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)	$18,170,132	$13,205,170
Net income allocated to Preferred Stock holders	(377,718)	(480,668)
Net income allocated to Common Stock holders	17,792,414	12,724,502

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average Common Stock outstanding	26,107,264	25,690,402
DENOMINATOR FOR BASIC EPS	26,107,264	25,690,402

Add: Weighted average Preferred Stock, as if converted	554,236	971,098
Add: Weighted average stock warrants outstanding	-	-
DENOMINATOR FOR DILUTIVED EPS	26,661,500	26,661,500

EPS - Basic	$0.68	$0.50
EPS - Diluted	$0.68	$0.50

The diluted earnings per share calculation for the year ended December 31, 2012 did not include the warrants to purchase up to 175,000 shares of common stock, because their effect was anti-dilutive.

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

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. There was no bad debt expense during the years ended December 31, 2012 and 2011, respectively. Our credit term for distributors with good credit history is from 30 days to 120 days.

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $1,642,317 and $1,420,043 for 2012 and 2011, respectively, are reported in the Consolidated Statements of Income and Comprehensive Income as a component of selling expenses.

Government Subsidies

A government subsidy is recognized only when the Company complies with any conditions attached to the grant and there is reasonable assurance that the grant will be received.

The government subsidies recognized were $1,908,802 and $893,241 for the years ended December 31, 2012 and 2011, respectively, and are included in other income of the consolidated statements of income and comprehensive income.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide a choice of net-cash settlement or settlement in the Company’s  own shares (physical settlement or net-share settlement) provided that such contracts are indexed to the Company’s stock as defined in ASC 815-40 (“Contracts in Entity’s Own Equity”). The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s  control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

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

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred and are included in selling expenses. The Company incurred $135,817 and $45,825 in advertising and promotional costs for the years ended December 31, 2012 and 2011, respectively.

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

Other comprehensive income for the year ended December 31, 2012 and 2011 represented foreign currency translation adjustments and were included in the consolidated statements of income and comprehensive income.

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

New Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 Intangibles — Goodwill and Other (Topic 350): The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	INVENTORIES

Inventories by major categories are summarized as follows:

	December 31,
	2012	2011
Raw materials and packaging	$973,139	$576,028
Finished goods	6,305,052	5,550,348
Inventories	$7,278,191	$6,126,376

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2012	2011
Machinery and equipment	$33,393,352	$30,856,247
Furniture and office equipment	278,853	178,045
Motor vehicles	528,137	443,870
Buildings	32,346,098	25,777,820
Construction in progress	3,078,514	-
Subtotal	69,624,954	57,255,982
Less: accumulated depreciation	(17,444,857)	(12,978,754)
Net property and equipment	$52,180,097	44,277,228

There were no impairment provisions made at December 31, 2012 and 2011.

Depreciation expense included in general and administration expenses for the year ended December 31, 2012 and 2011 was $391,532 and $444,877, respectively. Depreciation expense included in cost of sales for the year ended December 31, 2012 and 2011 was $4,023,824 and $2,931,041, respectively.

5.	LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. The government of the PRC, its agencies and collectives hold all land ownership.  Companies or individuals are authorized to use the land only through land usage rights granted by the PRC government. Land usage rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Accordingly, the Company paid in advance for land usage rights. Prepaid land usage rights are being amortized and recorded as lease expenses using the straight-line method over the terms of the leases, which range from 40 to 50 years. The amortization expense was $180,920 and $176,822 for fiscal years 2012 and 2011, respectively. The following table sets forth land usage rights of the Company as of December 31, 2012 and 2011, respectively.

	December 31
	2012	2011
Cost	$9,007,199	$7,777,929
Less：Accumulated amortisation	(1,288,836)	(1,104,433)
	$7,718,363	$6,673,496

6.	SETTLEMENT RELATING TO PRIOR ACQUISITION

Pursuant to an agreement between the Company and Shaanxi Xirui Co., Ltd., the former owner of Shaanxi Qiyiwangguo Modern Organic Food., Co., Ltd., the Company agreed to pay RMB 3 million (approximately $481,000) as additional consideration relating to the acquisition of 21.05% in Shaanxi Qiyiwangguo Modern Organic Food., Co., Ltd.   Since the agreement was entered into  subsequent to the measurement date to record the fair value of the acquisition, this payment has been recorded as an expense in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2012.

7.	INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the year ended December 31, 2012 and 2011. The applicable income tax rate for the Company for both of the years ended December 31, 2012 and 2011 was 26%. The amount of unrecognized deferred tax liabilities for temporary differences related to the dividend from foreign subsidiaries is not determined because such determination is not practical.

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

Should the Company’s PRC subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be $8,726,331 and $6,817,768 as of December 31, 2012 and 2011, respectively.

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

The reconciliation of income tax expense at the U.S. statutory rate of 35% in 2012 and 2011, to the Company's effective tax rate is as follows:

	Year ended December 31,
	2012	2011

U.S. Statutory rate	$9,118,943	$6,727,227
Tax rate difference between China and U.S.	(2,703,421)	(2,037,985)
Change in Valuation Allowance	322,510	405,721
Permanent difference	133,206	(5,678)
Effective tax rate	$6,871,238	$5,089,285

The provisions for income taxes are summarized as follows:
	Year ended December 31,
	2012	2011
Current	$6,787,529	$5,263,570
Deferred	83,709	(174,285)
Total	$6,871,238	$5,089,285

The tax effects of temporary differences that give rise to the Company's net deferred tax asset as of December 31, 2012 and 2011 are as follows:
	December 31,
	2012	2011
Net operating loss carryforward - United States	$748,750	$405,721
Accrued expenses	46,527	172,844
Others	23,529	1,441
	818,806	580,006
Less valuation allowance	(728,230)	(405,721)
Deferred tax assets	$90,576	$174,285

8.	SHORT-TERM BANK LOANS

Short-term bank loans consist of the following loans collateralized by assets of the Company:

	12/31/2012	12/31/2011
Loan payable to Bank of Huludao, Suizhong branch due on June 28, 2013, bearing interest at 9.465% per annum, collateralized by the buildings, machinery and land use rights of Huludao Wonder	$5,297,907	$5,284,959
Loan payable to China Construction Bank due on February 4, 2012, bearing interest at 4.4794% per annum, collateralized by certain accounts receivable of SkyPeople (China), which was paid off in January 2012	-	420,387
Loan payable to China Citic Bank due on February 3, 2012, bearing interest at 4.19465% per annum, collateralized by certain accounts receivable of SkyPeople (China), which was paid off in February 2012	-	720,367
Loan payable to Xian Bank Jiankang Road Branch due on May 22, 2013, bearing interest at 8.528% per annum, guaranteed by Shaanxi Boai Pharmaceutical Technology Development Co., LTD.	795,482	-
Loan payable to China Construction Bank due on May 15, 2013, bearing interest at 6.56% per annum, collateralized by the buildings and machinery of SkyPeople (China).	2,386,445	-
Loan payable to Bank of Chongqing, due on March 20, 2013, bearing interest at 8.528% per annum, collateralized by the buildings and land use rights of SkyPeople (China). This loan has been repaid on March 25, 2013.	3,181,927	-
Total	$11,661,761	$6,425,713

9.	COMMON STOCK

As of December 31, 2012, the Company had 26,661,499 shares of Common Stock issued and outstanding. As of December 31, 2012, the Company had outstanding warrants to purchase 175,000 shares of the Company’s Common Stock.

As of December 31, 2011, the Company had 25,690,402 shares of Common Stock issued and outstanding and 3,456,647 shares of Series B Convertible Preferred Stock issued and outstanding, including (i) 2,000,000 shares held in escrow as make good escrow shares in connection with our 2008 private placement, which were cancelled on July 17, 2012; and (ii) 1,456,647 shares, which were converted into Common Stock during twelve months ended December 31, 2012.

The following table reconciles the number of Common Stock and Series B Convertible Preferred Stock as to the date of this report.

Date		B Series Preferred Stock	Common Stock
December 31, 2011	Issued and outstanding	3,456,647	25,690,402
May 17, 2012	Conversion of shares of Series B Preferred Stock into shares of Common Stock	(405,000)	270,000
July 17, 2012	Cancellation of shares of Series B Preferred Stock	(2,000,000)	-
July 25, 2012	Conversion of shares of Series B Preferred Stock into shares of Common Stock	(410,000)	273,333
August 28, 2012	Conversion of shares of Series B Preferred Stock into shares of Common Stock	(411,500)	274,333
October 1, 2012	Conversion of shares of Series B Preferred Stock into shares of Common Stock	(230,147)	153,431
December 31, 2012		-	26,661,499

10.	COMMITMENTS AND CONTINGENCIES

Litigation

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On June 20, 2011, plaintiff Benjamin Padnos filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its current and former officers and/or directors, the Company’s former independent auditors Child Van Wagner & Bradshaw, PLLC and BDO Limited, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On August 30, 2011, the Court consolidated the foregoing two actions and appointed Zachary Lewy as lead plaintiff. On September 30, 2011, pursuant to the Court’s order, Lead Plaintiff filed a consolidated complaint, which names the Company, Rodman & Renshaw, LLC, BDO Limited, Child Van Wagoner & Bradshaw PLLC and certain of the Company’s current and former directors and/or officers and majority shareholders as defendants, and alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, and the rules promulgated thereunder. The Consolidated Complaint seeks, among other things, compensatory damages, and reasonable costs and expenses incurred in the action. On December 21, 2011, the Company and certain of the individual defendants filed a motion to dismiss the Consolidated Complaint. On May 3, 2012, Lead Plaintiff voluntarily dismissed the claims against BDO Limited and Child Van Wagoner & Bradshaw PLLC. On September 10, 2012, the Court granted in part and denied in part the Company’s motion to dismiss the Consolidated Complaint. On January 11, 2013, defendant Rodman & Renshaw LLC filed for Chapter 11 bankruptcy protection, and, on January 18, 2011, the court imposed an automatic stay on Plaintiffs claims against Rodman pursuant to Section 326(a) of the Bankruptcy Code.  The Company believes the allegations against the Company are baseless and is contesting the case vigorously.  The Company has made no accrual for any potential contingencies.

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

11.	CONCENTRATIONS

The Company did not have concentrations of customers constituting more than 10% of our sales in 2012 and 2011, respectively.

	Years Ended December 31,
	2012	2011
Sales
- Shaanxi Jiedong Commerce Co., Ltd.	7.22%	6.0%
- Shaanxi Zhongdian Import and Export Co., Ltd.	7.78%	5.1%

Accounts Receivable
- Shaanxi Jiedong Commerce Co., Ltd.	6.6%	9.3%
- Shaanxi Zhongdian Import and Export Co., Ltd.	7.3%	7.8%

Sales to our five largest customers accounted for approximately 29% and 21% of our net sales during the years ended December 31, 2012 and 2011, respectively.

The Company changed its packing glass bottle supplier in 2011.  The largest packing glass bottle supplier for our fruit beverages accounted for 14% and 13% of our total purchases in 2012 and 2011, respectively.   Except the packing glass bottle supplier, we did not have concentrations of business with other vendors constituting more than 10% of the Company’s total purchases in 2012 and 2011.

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

(In Thousand) For the Year Ended December 31, 2012	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$26,629	$10,668	$29,087	$27,276	$8,417	$5,853	$107,930
Inter-segment revenue	(3,742)	(1,516)	(162)	(139)	-	(15)	(5,574)
Revenue from external customers	22,887	9,152	28,925	27,137	8,417	5,838	102,356
Segment gross profit	$4,640	$4,535	$8,507	$9,288	$4,663	$1,440	$33,073

(In Thousand) For the Year Ended December 31, 2011	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$29,502	$15,614	$14,187	$20,974	$7,880	$1,423	$89,580
Inter-segment revenue	(4,665)	(70)	(766)	-	-	(58)	(5,559)
Revenue from external customers	24,837	15,544	13,421	20,974	7,880	1,365	84,021
Segment gross profit	$4,412	$7,661	$3,182	$7,905	$3,746	$567	$27,473

The following table reconciles reportable segment profit to the Company’s consolidated income before income tax provision for the years ended December 31, 2012 and 2011:

	2012	2011
Segment profit	$33,072,991	$27,472,584
Unallocated amounts:
Operating expenses	7,878,474	8,423,881
Other (income)/expenses	(859,608)	(171,944)
Income before tax provision	$26,054,125	$19,220,647

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

Our major customers are disclosed under Note 11 “Concentrations.”

14.	RELATED PARTY TRANSACTIONS

The company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. ("Fullmart") for approximately $2,176,000 and $13,000 for the year ended December 31, 2012 and 2011, respectively. The accounts receivable balances were approximately $624,000 and $16,000 as of December 31, 2012 and 2011, respectively. Fullmart is a company indirectly owned by our Chairman, Mr. Yongke Xue.

15.	SUBSEQUENT EVENT

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events that have occurred through the date of issuance of these financial statements and has determined that there was no material event that occurred after the date of the balance sheets included in this report.