Form 10-Q
period 2013-03-31
SkyPeople Fruit Juice, Inc
filed 2013-05-14
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

Class	Outstanding at May 14, 2013
Common Stock, $0.001 par value per share	26,661,499

-i-

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$91,320,803	$77,560,278
Accounts receivables, net of allowance of $46,766 and $46,643 as of March 31, 2013 and December 31, 2012, respectively	31,083,435	49,435,961
Other receivables	465,725	201,417
Inventories	7,582,226	7,278,191
Deferred tax assets	147,126	90,576
Advances to suppliers and other current assets	141,158	71,536
TOTAL CURRENT ASSETS	130,740,473	134,637,959

PROPERTY, PLANT AND EQUIPMENT, NET	51,851,976	52,180,097
LAND USE RIGHT, NET	7,693,256	7,718,363
OTHER ASSETS	378,137	682,592
TOTAL ASSETS	$190,663,842	$195,219,011

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$7,127,984	$14,399,282
Accrued expenses	1,540,894	2,050,675
Income tax payable	1,347,111	3,127,245
Advances from customers	127,861	530,437
Short-term loan - related party	4,000,000	-
Short-term bank loans	8,502,289	11,661,761
TOTAL CURRENT LIABILITIES	$22,646,139	$31,769,400

STOCKHOLDERS' EQUITY

SkyPeople Fruit Juice, Inc, Stockholders' equity
Series B Preferred stock, $0.001 par value, 10,000,000 shares authorized, Nil shares issued and	-	-
outstanding as of March 31, 2013 and December 31, 2012, respectively
Common stock, $0.001 par value; 66,666,666 shares authorized; 26,661,499 shares issued and outstanding as of March 31, 2013 and December 31, 2012	26,661	26,661
Additional paid-in capital	59,189,860	59,189,860
Retained earnings	86,611,733	82,793,585
Accumulated other comprehensive income	14,874,872	14,500,860
Total SkyPeople Fruit Juice, Inc. stockholders' equity	160,703,126	156,510,966
Non-controlling interests	7,314,577	6,938,645
TOTAL STOCKHOLDERS' EQUITY	168,017,703	163,449,611
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$190,663,842	$195,219,011

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	For the Three Months Ended March 31,
	2013	2012
Revenue	$18,611,456	$14,993,500
Cost of goods sold	10,970,558	10,207,501
Gross profit	7,640,898	4,785,999

Operating Expenses
General and administrative expenses	1,305,914	1,477,604
Selling expenses	741,166	525,334
Research and development expenses	98,622	142,685
Total operating expenses	2,145,702	2,145,623

Income from operations	5,495,196	2,640,376

Other income (expenses)
Interest income	71,579	69,689
Subsidy income	350,974	433,504
Interest expenses	(277,023)	(154,812)
Others incomes	-	(968)
Total other income	145,530	347,413

Income before income tax	5,640,726	2,987,789
Income tax provision	1,483,865	928,380
Net income	4,156,861	2,059,409

Less: Net income attributable to non-controlling interests	338,713	140,251

NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$3,818,148	$1,919,158

Earnings per share:
Basic earnings per share	$0.14	$0.07
Diluted earnings per share	$0.14	$0.07

Weighted average number of shares outstanding
Basic	26,661,499	25,690,402
Diluted	26,661,499	26,661,499

Comprehensive Income
Net income	$4,156,861	$2,059,409
Foreign currency translation adjustment	411,231	156,571
Total Comprehensive income	4,568,092	2,215,980
Comprehensive income attributable to non-controlling interests	375,932	146,732
Comprehensive income attributable to SkyPeople Fruit Juice, Inc.	$4,192,160	$2,069,248

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,156,861	$2,059,409
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	863,343	706,064
Deferred income tax assets	(56,550)	60,515
Changes in operating assets and liabilities
Accounts receivable	18,455,170	14,225,403
Other receivable	(263,398)	2,009
Advances to suppliers and other current assets	(69,496)	(109,276)
Inventories	107,472	1,163,961
Accounts payable	(7,298,251)	(875,022)
Accrued expenses	(513,157)	(1,233,484)
Income tax payable	(1,785,680)	(1,055,393)
Advances from customers	(403,363)	(178,673)
Net cash provided by operating activities	13,192,951	14,765,513

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(428,692)	(1,320,608)
Prepayment for other assets	(9,600)	(13,621)
Net cash used in investing activities	(438,292)	(1,334,229)

CASH FLOWS FROM FINANCING ACTIVITIES
Increased in restricted cash	-	284,361
Short-term notes payable	-	(284,361)
Proceeds from related party loan	4,000,000	-
Proceeds from short-term bank loans	-	3,170,879
Repayment of short-term bank loans	(3,185,474)	(1,139,578)
Net cash provided by financing activities	814,526	2,031,301

Effect of change in exchange rate	191,340	96,897

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,760,525	15,559,482
Cash and cash equivalents, beginning of period	77,560,278	61,154,007
Cash and cash equivalents, end of period	$91,320,803	$76,713,489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$250,722	$154,812
Cash paid for income taxes	$3,326,095	$1,923,258

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$315,394	$5,158,425

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

   1.  Basis of Presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2013 and the results of operations and cash flows for the three month periods ended March 31, 2013 and 2012. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2012 as included in our Annual Report on Form 10-K.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of SkyPeople (China), Shaanxi Qiyiwangguo, Huludao Wonder, Yingkou, Hedetang Juice Beverages and Orange Products, SkyPeople Suizhong, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $306,149 and $279,812 for three months ended March 31, 2013 and 2012, respectively, are reported in the Consolidated Statement of Comprehensive Income as a component of selling expenses.

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

Other comprehensive income for three months ended March 31, 2013 and 2012 represented foreign currency translation adjustments and were included in the consolidated statement of comprehensive income.

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

	For the three month March 31,
	2013	2012
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)	$3,818,148	$1,919,158
Net income allocated to Preferred Stock holders	-	69,902
Net income allocated to Common Stock holders	3,818,148	1,849,256

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average Common Stock outstanding	26,661,499	25,690,402
DENOMINATOR FOR BASIC EPS	26,661,499	25,690,402

Add: Weighted average Preferred Stock, as if converted		971,097
Add: Weighted average stock warrants outstanding	-
DENOMINATOR FOR DILUTIVED EPS	26,661,499	26,661,499

EPS - Basic	$0.14	$0.07
EPS - Diluted	$0.14	$0.07

The diluted earnings per share calculation for the three months ended March 31, 2013 and 2012 did not include the warrants to purchase up to 175,000 shares of common stock, because their effect was anti-dilutive.

   3.  Inventories

Inventories by major categories are summarized as follows:

	March 31, 2013	December 31, 2012
Raw materials	$973,657	$295,789
Packaging materials	868,757	677,350
Finished goods	5,739,812	6,305,052
Total	$7,582,226	$7,278,191

   4.  Short-term Loan - Related Party

On February 18, 2013, SkyPeople (China) entered into a loan agreement with SkyPeople International Holdings Group Limited (the "Lender"). The Lender indirectly holds 50.2% interest in the Company. Mr. Yongke Xue ("Y. K. Xue"), the Chairman of the board of directors of the Company (the "Board"), and Mr. Hongke Xue, the newly elected Chief Executive Officer of the Company and director of the Board, indirectly and beneficially own 80.0% and 9.4% of equity interest in the Lender, respectively. Pursuant to the Agreement, the Lender agrees to extend to the Company a one-year unsecured term loan with a principal amount of $8.0 million at an interest rate of 6% per annum.

During first quarter of 2013, the Company received $4.0 million from the Lender. As of March 31, 2013, amount payable to SkyPeople International Holdings Group Limited was $4.0 million.

   5.  Short-term Bank Loans

Short-term bank loans consist of the following loans collateralized by assets of the Company:

	March 31, 2013	December 31, 2012
Loan payable to Bank of Huludao, Suizhong branch due on June 28, 2013, bearing interest at 9.465% per annum, collateralized by the buildings, machinery and land use rights of Huludao Wonder	$5,311,937	$5,297,907
Loan payable to Xian Bank Jiankang Road Branch due on May 22, 2013, bearing interest at 8.528% per annum, guaranteed by Shaanxi Boai Pharmaceutical Technology Development Co., LTD.	797,588	795,482
Loan payable to China Construction Bank due on May 15, 2013, bearing interest at 6.56% per annum, collateralized by the buildings and machinery of SkyPeople (China).	2,392,764	2,386,445
Loan payable to Bank of Chongqing, due on March 20, 2013, bearing interest at 8.528% per annum, collateralized by the buildings and land use rights of SkyPeople (China).	-	3,181,927
Total	$8,502,289	$11,661,761

   6.  Related Party Transactions

The Company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. ("Fullmart") for approximately $481,000 and $3,000 for the three months ended March 31, 2013 and 2012, respectively. The accounts receivable balances were approximately $731,000 and $624,000 as of March 31, 2013 and December 31, 2012, respectively. Fullmart is a company indirectly owned by our Chairman, Mr. Yongke Xue.

   7.  Commitments and Contingencies

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On June 20, 2011, plaintiff Benjamin Padnos filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its current and former officers and/or directors, the Company’s former independent auditors Child Van Wagner & Bradshaw, PLLC and BDO Limited, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On August 30, 2011, the Court consolidated the foregoing two actions and appointed Zachary Lewy as lead plaintiff. On September 30, 2011, pursuant to the Court’s order, Lead Plaintiff filed a consolidated complaint, which names the Company, Rodman & Renshaw, LLC, BDO Limited, Child Van Wagoner & Bradshaw PLLC and certain of the Company’s current and former directors and/or officers and majority shareholders as defendants, and alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, and the rules promulgated thereunder. The Consolidated Complaint seeks, among other things, compensatory damages, and reasonable costs and expenses incurred in the action. On December 21, 2011, the Company and certain of the individual defendants filed a motion to dismiss the Consolidated Complaint. On May 3, 2012, Lead Plaintiff voluntarily dismissed the claims against BDO Limited and Child Van Wagoner & Bradshaw PLLC. On September 10, 2012, the Court granted in part and denied in part the Company’s motion to dismiss the Consolidated Complaint. On January 11, 2013, defendant Rodman & Renshaw LLC filed for Chapter 11 bankruptcy protection, and, on January 18, 2013, the court imposed an automatic stay on Plaintiffs claims against Rodman pursuant to Section 326(a) of the Bankruptcy Code.  The Company believes the allegations against the Company are baseless and is contesting the case vigorously.  The Company has made no accrual for any potential contingencies.

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

   8.  Concentrations

(1)	Concentration of customers

Sales to five largest customers accounted for approximately 22% and 28% of our net sales during the three months ended March 31, 2013 and 2012, respectively. No single customer represented over 10% of total sales for the three months ended March 31, 2013 and 2012.

(2)	Concentration of suppliers

Our top two suppliers accounted for 18.4% and 10.8% of our purchases for the three months ended March 31, 2013, no other single supplier accounted for over 10% of our purchase. During the first quarter of 2012, top two of our suppliers accounted for 25.0% and 17.8% of our purchases, no other single supplier accounted for over 10% of our purchase.

   9.  Segment Reporting

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

For the Three Months Ended March 31, 2013	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Total
Reportable segment revenue	$733	$3,473	$5,184	$8,647	$798	$18,835
Inter-segment revenue	(97)	(54)	(11)	(62)	-	(224)
Revenue from external customers	636	3,419	5,173	8,585	798	18,611
Segment gross profit	$31	$2,114	$1,599	$3,512	$385	$7,641

For the Three Months Ended March 31, 2012	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Total
Reportable segment revenue	$3,226	$3,952	$4,829	$3,370	$588	$15,965
Inter-segment revenue	(718)	(191)	(62)	-	-	(971)
Revenue from external customers	2,508	3,761	4,767	3,370	588	14,994
Segment gross profit	$414	$1,687	$1,534	$855	$296	$4,786

The following table reconciles reportable segment profit to the Company’s condensed consolidated income before income tax provision for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Segment profit	$7,640,898	$4,785,999
Unallocated amounts:
Operating expenses	2,145,702	2,145,623
Other (income)/expenses	(145,530)	(347,413)
Income before tax provision	$5,640,726	$2,987,789

   10.  Subsequent Events

Investment/Service Agreement with Mei County National Kiwi Fruit Wholesale Trading Center

On April 3, 2013, SkyPeople (China) entered into an Investment Agreement (the "Agreement") with the Managing Committee of Mei County National Kiwi Fruit Wholesale Trading Center (the "Committee").  The Committee has been authorized by the People’s Government of Mei County to be in charge of the construction and administration of the Mei County National Kiwi Fruit Wholesale Trading Center (the “Trading Center”).

Under the Agreement, the parties agreed to invest and establish a kiwi fruit comprehensive deep processing zone and kiwi fruit and fruit-related materials trading zone in Yangjia Village, Changxing Town of Mei County with a total planned area of total planned area of 286 mu (approximately 47 acres) (the “Project”).

Pursuant to the Agreement, the Company will be responsible for the construction and financing of the Project with a total investment of RMB 445.6 million (approximately $ 71.9 million) in buildings and equipment.  In addition, the Company agreed to pay for the land use rights for the Project land a fee of RMB 0.3 million per mu.  The Committee is responsible for financing and constructing the basic infrastructure surrounding the Project, such as the main water supply, main water drainage, natural gas, electricity, sewage, access roads to the Project, natural gas and communications networks.

On April 19, 2013, the Company established SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd., with the scope of business to include preliminary processing of agricultural and subsidiary products; establishment of trading market, etc.

On April 19, 2013, the Company also established Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. with the scope of business to include producing kiwi fruit juice, kiwi puree and cider beverages, etc.

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

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and from the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. For the three months ended March 31, 2013, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 51%, 44% and 5% of our revenue, respectively, compared to 74%, 23% and 3%, respectively, for the same period of 2012.

We export our products as well as sell them domestically. We sell our products either through distributors with good credit or to end users directly. We believe that our main export markets are the Asia, North America, Europe, Russia and the Middle East. We sell our other fruit related products to domestic customers.

During the first quarter of 2013, we exported our Hedetang-branded fruit juice beverages to Mongolia and Canada. We currently market our Hedetang brand fruit beverages in only certain regions of the PRC. We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In particular, we plan to expand our glass bottle production line to produce higher margin portable fruit juice beverages targeting consumers in more populated Chinese cities. Currently we produce six flavors of fruit beverages in 280 ml glass bottles, 418 ml glass and 500 ml glass bottles and BIB package, including apple juice, pear juice, kiwifruit juice, mulberry juice, kiwifruit cider and mulberry cider.  We currently sell our fruit beverages to over 100 distributors and more than 20,000 retail stores in approximately 20 provinces. Our products are sold through distributors in stores such as Hualian Supermarket in Beijing, RT-Mart in Shenyang, Carrefour in Chongqing and Shenyang and Lianhua Supermarket in Shanghai, etc.

We plan to continue to focus on creating new products with high margins to supplement our current product offering.

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverage quality. As of March 31, 2013, we had an internal research and development team of approximately 30 employees, and we retain external experts and research institutions for additional consultation when necessary. In three months ended March 31, 2013 and 2012, our research and development expenses were $98,622 and $142,685, respectively. As part of our research and development efforts, we routinely make contractual arrangements with outside research R&D institutes. Currently, we have four new R&D contracts with outside institutes. The following table sets forth details of the four contracts that are currently in effect.

	R&D expenses per year		Period of validity		Project
Research Institute	RMB	USD	From	To
Shaanxi Normal University	2,705,760	431,616	March 12, 2013	March 12, 2015	Development of composite fruit juice beverages
Northwest Agriculture & Forestry University	3,224,640	514,387	March 5, 2013	March 5, 2015	Beverages with specific functions.
Northwest Agriculture & Forestry University	3,084,000	491,952	March 20, 2013	March 20, 2015	Development of kiwi fruit products
Northwest Agriculture & Forestry University	2,325,600	370,974	April 5, 2013	April 5, 2015	Distill specific substance from fruit draff
Total	11,340,000	1,808,930

Our business is highly seasonal and can be greatly affected by weather because of the seasonal nature in the growing and harvesting of fruits and vegetables. Our core products are apple, pear and kiwifruit juice concentrates, which are produced from July or August to April of the following year. The squeezing season for (i) apples is from August to January or February; (ii) pears is from July or August until April of next year; and (iii) kiwifruit is from September through January. Typically, a substantial portion of our revenues is earned during our first and fourth quarters. To minimize the seasonality of our business, we make continued efforts in identifying new products with harvesting seasons complementary to our current product mix. Our goal is to lengthen our squeezing season, thus increasing our annual production of fruit juice concentrates and fruit beverages. In the first quarter of 2009, we introduced mulberry and kiwifruit cider beverages in the Chinese market. Unlike fruit juice concentrates, which can only be produced during the squeezing season, such fruit beverages are made out of fruit juice concentrates and can be produced and sold in all seasons. With continuous efforts in marketing of our beverages in domestic market, we believe that our seasonality will be reduced.

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

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2013, we had spent approximately $11 million on various capital projects in Huludao Wonder as described in projects (4) and (5) below. The following table presents the capital projects on which we currently plan to use the proceeds from this offering. We review these projects and capital expenditures on a quarterly basis based on the market conditions and associated costs of these projects.

Capital Wonder Projects

Subsidiary	No.	Priority Projects	Progress	Estimated capital expenditure (in Millions)
SkyPeople Suizhong	(1)	Construction of a refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables	The design of the facility has been completed. Construction has started during the third quarter of 2012. The Company suspended the construction of the refrigeration storage unit to apply land use right certificate from local government. It is expected that the certificate of land use right will be granted to the Company in the second quarter of 2013.	$2.7
Huludao Wonder	(2)	Construction of concentrated fruit juice mixing center	The design of the facility has been completed. The first stage of construction has started. During the fourth quarter of 2012, the civil work has been completed. The Company is currently in the process of purchasing equipment. It is expected the entire project will be completed within 2013.	1.9
Huludao Wonder	(3)	Construction of a 30 ton/hour comprehensive fruits and vegetables processing line	The construction of this 30 ton/hour comprehensive fruits and vegetables processing line was delayed. The installation and adjustment of machinery has been completed during the fourth quarter of 2012. The newly installed machinery are under acceptance check.	3
Huludao Wonder	(4)	Construction of a fruit juice beverage production line of 6,000 bottles/hour	The construction of the production line was completed and the production line commenced operation in the second quarter of 2012.	3
Huludao Wonder	(5)	Environmental project (waste water treatment facility for concentrated apple juice production line)	The construction of the environmental project was completed in the third quarter of 2012.	8
Total Capital Expenditure				$18.6

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

(2)
The fruit juice-mixing center will be built in Huludao Wonder. The design of the fruit juice-mixing center has been completed. The first stage of construction has started. During the fourth quarter of 2012, the civil work has been completed. The Company is currently in the process of purchasing equipment. It is expected the entire project will be completed within 2013.

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

Yidu Municipal People’s Government is in the process of demolition buildings on project land. The Company is actively working with various bodies of Yidu Municipal People's Government making preparations for the start of the project.

Investment/Service Agreement with Mei County National Kiwi Fruit Wholesale Trading Center

On April 3, 2013, SkyPeople (China) entered into an Investment Agreement (the "Agreement") with the Managing Committee of Mei County National Kiwi Fruit Wholesale Trading Center (the "Committee").  The Committee has been authorized by the People’s Government of Mei County to be in charge of the construction and administration of the Mei County National Kiwi Fruit Wholesale Trading Center (the “Trading Center”).

Under the Agreement, the parties agreed to invest and establish a kiwi fruit comprehensive deep processing zone and kiwi fruit and fruit-related materials trading zone in Yangjia Village, Changxing Town of Mei County with a total planned area of total planned area of 286 mu (approximately 47 acres) (the “Project”).

Pursuant to the Agreement, the Company will be responsible for the construction and financing of the Project with a total investment of RMB 445.6 million (approximately $ 71.9 million) in buildings and equipment.  In addition, the Company agreed to pay for the land use rights for the Project land a fee of RMB 0.3 million per mu.  The Committee is responsible for financing and constructing the basic infrastructure surrounding the Project, such as the main water supply, main water drainage, natural gas, electricity, sewage, access roads to the Project, natural gas and communications networks.

Results of Operations

Comparison of Three Months ended March 31, 2013 and 2012:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three month ended March 31,		Change
	2013	2012	Amount	%
Concentrated apple juice and apple aroma	$636	$2,508	$(1,872)	(75%)
Concentrated kiwifruit juice and kiwifruit puree	3,419	3,761	(342)	(9%)
Concentrated pear juice	5,173	4,767	406	9%
Fruit juice beverages	8,585	3,370	5,215	155%
Fresh fruits and vegetables	798	588	210	36%
Total	$18,611	$14,994	$3,617	24%

Our gross revenue for the three months ended March 31, 2013 was $18.6 million, an increase of $3.6 million, or 24%, from $15.0 million for the same period of 2012. This increase was primarily due to an increase in sales of fruit juice beverages, concentrated pear juice and fresh fruits and vegetables, which was partially offset by a decrease in revenue generated from sales of the apple-related products and kiwi-related products.

Sales from apple related products decreased by $1.9 million, or 75%, to $0.6 million for the three months ended March 31, 2013, from $2.5 million for the same period of 2012. During the first quarter of 2013, the Company sold approximately 461 tons of concentrated apple juice decreased from approximately 1,200 tons of concentrated apple juice sold in the same period of 2012. Such decrease was coupled with a decrease in unit price of concentrated apple juice.

Sales from concentrated kiwifruit juice and kiwifruit puree were $3.4 million for the first quarter of 2013, a decrease of $0.4 million, or 9%, from $3.8 million in the same quarter of 2012, primarily due to decrease in both amount sold and unit price. During the three months ended March 31, 2013 and 2012, the Company sold approximately 2,800 and 2,900 tons of kiwi-related products, respectively.

Sales of concentrated pear juice increased to $5.2 million in the first quarter of 2013, an increase of $0.4 million, or 9%, from $4.8 million in the same quarter of 2012. During the first quarter of 2013, the unit selling price of concentrated pear juice decreased, which was partially offset by a increase of the amount of pear juice sold. During the first quarter of 2013 and 2012, the Company sold 3,400 and 2,900 tons of concentrated pear juice, respectively.

Revenue from our fruit juice beverages in the PRC increased to $8.6 million, an increase of $5.2 million or 155%, from $3.4 million for the same period of 2012, primarily due to bigger market share gained from our continuous efforts of expanding sales channel.

Revenue from our fresh fruits and vegetables in the PRC were $0.8 and $0.6 million for the first quarter of 2013 and 2012, respectively.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended March 31, 2013 and 2012, respectively (in thousands for the gross profit):

	Three months ended March 31,
	2013		2012
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$31	5%	$414	16%
Concentrated kiwifruit juice and kiwifruit puree	2,114	62%	1,687	45%
Concentrated pear juice	1,599	31%	1,534	32%
Fruit juice beverages	3,512	41%	855	25%
Fresh fruits and vegetables	385	48%	296	50%
Total/Overall (for gross margin)	$7,641	41%	$4,786	32%

The consolidated gross profit for the three months ended March 31, 2013 was $7.6 million, an increase of $2.8 million, or 60%, from $4.8 million for the same period of 2013, primarily due to adjustment of products mix.

During the first quarter of 2013, revenue generated from sales of fruit juice beverages accounted for 46% of total revenue, as compare to 22% during the same period of 2012. The gross margin of fruit juice beverages were 41% and 25% for first quarter of 2013 and 2012, respectively.

The Company sold 75% less concentrated apple juice during first quarter of 2013 as compare to same period of 2012. The gross margin of concentrated apple juice for the first quarter of 2013 and 2012 were 5% and 16%, respectively.

The consolidated gross profit margin for the three months ended March 31, 2013 was 41%, an increase of 9%, from 32% for the same period of 2012, primarily due to an increase in gross margin of all of the product lines, except concentrated apple juice, concentrated pear juice and fresh fruits and vegetable, which had decreased.

The gross margin of concentrated the apple juice and apple aroma decreased to 5% for the three months ended March 31, 2013 from 16% for the same period of 2012, primarily due to significantly lower selling price of concentrated apple juice.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree increased from 45% for the three months ended March 31, 2012 to 62% for the same period of 2013, primarily due to lower cost of fresh kiwi purchased in three months ended March 31, 2013 as compared to the same period of 2012.

The gross margin of the concentrated pear juice decreased slightly from 32% to 31% for first quarter of 2012 to 2013.

The gross profit margin of our fruit juice beverages increased from 25% for the three months ended March 31, 2012, to 41% for the same period of 2013. The increase of gross margin of fruit juice beverages was primarily due to higher selling price our products.

Gross margin for the fruits and vegetables was 48% for the first quarter of 2013, similar to the gross profit margin of 50% for the same period of 2012.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended March 31, 2013 and 2012, respectively:

	Three months ended March 31,
	2013		2012
	Amount	% of revenue	Amount	% of revenue
General and administrative	$1,305,914	7%	$1,477,604	10%
Selling expenses	741,166	4%	525,334	4%
Research and development	98,622	1%	142,685	1%
Total operating expenses	$2,145,702	12%	$2,145,623	15%

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses were at the same level for the three months ended March 31, 2013 compare to the corresponding period in 2012.

General and administrative expenses decreased by $171,690, or 12%, to $1,305,914 for the three months ended March 31, 2013, from $1,477,604 for the same period of 2012. The decrease in general and administrative expenses was mainly due to decreased amount of legal fees related to our current pending litigation.

Selling expenses increased by $215,832, or 41%, to $741,166 for the three months ended March 31, 2013 from $525,334 for the same period of 2012, mainly due to an increase in the payroll and related expenses as a result of an increase in our headcounts to the handle the increased sales work.

Research and development expenses decreased by $44,063, or 31%, to $98,622 for the three months ended March 31, 2013, from $142,685 for the same periods of fiscal 2012. Former research and development agreements the Company had with various institutions expired in January 2013. In 2013, the Company entered into four research and development agreements with research institutions. Thus the research and development expenses decreased in first quarter of 2013 as compared to same period of 2012.

Income from Operations

Income from operations increased to $5,495,196, an increase of 108% or $2,854,820, for the three months ended March 31, 2013 from $2,640,376 for the same period of 2012. The increase in the income from operations was mainly due to an increase in both revenue as well as gross margin and increase in the operating expenses.

Other Income (Expense)

Other income, net was $145,530 for the three months ended March 31, 2013, a decrease of $201,883 or 58% from other income of $347,413 in the same period of 2012, primarily due to a decrease of $82,530 or 19% in the subsidy income and $122,211 or 79% increase in the interest expense. The subsidy income was provided with respect to the value added tax rebates on our exports in the first quarters of 2013 and 2012.

Income Tax

Our provision for income taxes was $1,483,865 and $928,380 for the three months ended March 31, 2013 and 2012, respectively, an increase of $555,485, or 60%. The increase in tax provision was due to more income before taxes in the first quarter of 2013. Our consolidated income tax rates were 26% and 31% for the three months ended March 31, 2013 and 2012, respectively.

Net Income

Net income was $4,156,861 for the three months ended March 31, 2013, an increase of $2,097,452, or 102%, from $2,059,409 for same period of 2012, primarily due to the 60% increase in gross profit, which was partially offset by 58% decrease in other income, as previously discussed.

Noncontrolling Interests

As of March 31, 2013, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests, which is deducted from our net income, was $338,713 and $140,251 for the three months ended March 31, 2013 and 2012, respectively. The increase in the net income attributable to noncontrolling interests was mainly due to the increase in the net income generated from SkyPeople (China).

Net Income Attributable to SkyPeople Fruit Juice, Inc.

Net income attributable to the Company was $3,818,148 for the three months ended March 31, 2013, a $1,898,990 or 99% increase from $1,919,158 for the same period of 2012 for the reasons described above.

Liquidity and Capital Resources

As of March 31, 2013, we had cash, cash equivalents and restricted cash of $91,320,803, an increase of $13,760,525, or 18%, from $77,560,278 as of December 31, 2012. We expect the projected cash flows from operation, anticipated cash receipts, cash on hand, and trade credit to provide necessary capital to meet our projected operating cash requirements at least for the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $108,094,334 as of March 31, 2013, an increase of $5,225,775, from working capital of $102,868,559 as of December 31, 2012, mainly due to an increase in cash. During the first quarter of 2013, our operating activities generated net cash inflow of $13,192,951, a decrease of $1,572,562 or 11% from $14,765,513, net cash inflow from operating activities of same period of 2012.

During the three months ended March 31, 2013, our investing activities used net cash of $438,292, including $428,692 of additions to property, plant and equipment as compared to $1,334,229 in the same period of 2012.

During the three months ended March 31, 2013, our financing activities generated net cash inflow of $814,526, as compare to $2,031,301 in the same period of 2012.

On February 18, 2013, SkyPeople (China) entered into a loan agreement with SkyPeople International Holdings Group Limited (the "Lender"). The Lender indirectly holds 50.2% interest in the Company. Mr. Yongke Xue ("Y. K. Xue"), the Chairman of the board of directors of the Company (the "Board"), and Mr. Hongke Xue, the newly elected Chief Executive Officer of the Company and director of the Board, indirectly and beneficially own 80.0% and 9.4% of equity interest in the Lender, respectively. Pursuant to the Agreement, the Lender agrees to extend to the Company a one-year unsecured term loan with a principal amount of $8.0 million at an interest rate of 6% per annum. During first quarter of 2013, the Company received $4.0 million from the Lender.

During the first quarter of 2013, the Company repaid $3,185,474 bank loans; comparably, during the same period of 2012, the Company borrowed $3,170,879 and repaid $1,139,578 bank loans.

Off-balance sheet arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures were completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the three months ended March 31, 2013.

Changes in Internal Controls Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On June 20, 2011, plaintiff Benjamin Padnos filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its current and former officers and/or directors, the Company’s former independent auditors Child Van Wagner & Bradshaw, PLLC and BDO Limited, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On August 30, 2011, the Court consolidated the foregoing two actions and appointed Zachary Lewy as lead plaintiff. On September 30, 2011, pursuant to the Court’s order, Lead Plaintiff filed a consolidated complaint, which names the Company, Rodman & Renshaw, LLC, BDO Limited, Child Van Wagoner & Bradshaw PLLC and certain of the Company’s current and former directors and/or officers and majority shareholders as defendants, and alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, and the rules promulgated thereunder. The Consolidated Complaint seeks, among other things, compensatory damages, and reasonable costs and expenses incurred in the action. On December 21, 2011, the Company and certain of the individual defendants filed a motion to dismiss the Consolidated Complaint. On May 3, 2012, Lead Plaintiff voluntarily dismissed the claims against BDO Limited and Child Van Wagoner & Bradshaw PLLC. On September 10, 2012, the Court granted in part and denied in part the Company’s motion to dismiss the Consolidated Complaint. On January 11, 2013, defendant Rodman & Renshaw LLC filed for Chapter 11 bankruptcy protection, and, on January 18, 2013, the court imposed an automatic stay on Plaintiffs claims against Rodman pursuant to Section 326(a) of the Bankruptcy Code.  The Company believes the allegations against the Company are baseless and is contesting the case vigorously.  The Company has made no accrual for any potential contingencies.

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

SKYPEOPLE FRUIT JUICE, INC.

By:	/s/Hongke Xue
Hongke Xue Chief Executive Officer
(Principal Executive Officer)
May 14, 2013

By:	/s/ Xin Ma
Xin Ma Chief Financial Officer
(Principal Financial and Accounting Officer)
May 14, 2013