Form 10-Q
period 2013-06-30
SkyPeople Fruit Juice, Inc
filed 2013-08-13
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

Class	Outstanding at August 13, 2013
Common Stock, $0.001 par value per share	26,661,499

Table of Contentns

-i-

Table of Contentns

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$80,313,361	$77,560,278
Accounts receivables, net of allowance of $47,449 and $46,643 as of June 30, 2013 and December 31, 2012, respectively	13,245,982	49,435,961
Other receivables	679,791	201,417
Inventories	7,602,110	7,278,191
Deferred tax assets	239,791	90,576
Advances to suppliers and other current assets	82,627	71,536
TOTAL CURRENT ASSETS	102,163,662	134,637,959

PROPERTY, PLANT AND EQUIPMENT, NET	51,411,503	52,180,097
LAND USE RIGHT, NET	6,528,225	6,508,149
OTHER ASSETS	39,992,556	1,892,806
TOTAL ASSETS	$200,095,946	$195,219,011

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$4,633,338	$14,399,282
Accrued expenses	1,805,446	2,050,675
Income tax payable	232,459	3,127,245
Advances from customers	120,567	530,437
Short-term loan - related party	8,000,000	-
Short-term bank loans	13,983,524	11,661,761
TOTAL CURRENT LIABILITIES	28,775,334	31,769,400

STOCKHOLDERS' EQUITY

SkyPeople Fruit Juice, Inc, Stockholders' equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of June 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value; 66,666,666 shares authorized; 26,661,499 shares issued and outstanding as of June 30, 2013 and December 31, 2012	26,661	26,661
Additional paid-in capital	59,189,860	59,189,860
Retained earnings	87,291,775	82,793,585
Accumulated other comprehensive income	17,165,635	14,500,860
Total SkyPeople Fruit Juice, Inc. stockholders' equity	163,673,931	156,510,966
Non-controlling interests	7,646,681	6,938,645
TOTAL STOCKHOLDERS' EQUITY	171,320,612	163,449,611
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$200,095,946	$195,219,011

The accompanying notes are an intagral part of these consolidated financial statements.

Table of Contentns

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$10,349,909	$12,837,273	$28,961,365	$27,830,773
Cost of goods sold	6,995,919	8,615,882	17,966,477	18,823,383
Gross profit	3,353,990	4,221,391	10,994,888	9,007,390

Operating Expenses
General and administrative expenses	1,281,515	653,803	2,587,429	2,132,375
Selling expenses	1,212,921	521,782	1,954,087	1,047,116
Research and development expenses	(79,642)	142,685	18,980	285,370
Total operating expenses	2,414,794	1,318,270	4,560,496	3,464,861

Income from operations	939,196	2,903,121	6,434,392	5,542,529

Other income (expense)
Interest income	82,941	87,016	154,520	156,705
Subsidy income	435,839	649,607	786,813	1,083,111
Interest expense	(351,033)	(248,332)	(628,056)	(403,144)
Total other income (expense)	167,747	488,291	313,277	836,672

Income before income taxes	1,106,943	3,391,412	6,747,669	6,379,201
Income taxes	322,754	864,293	1,806,619	1,792,673
Net income	784,189	2,527,119	4,941,050	4,586,528

Less: Net income attributable to non-controlling interests	104,147	126,468	442,860	266,719

NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	680,042	2,400,651	4,498,190	4,319,809

Other comprehensive income
Foreign currency translation adjustment	2,518,720	(715,096)	2,929,951	(558,525)
Comprehensive income	3,198,762	1,685,555	7,428,141	3,761,284
Other Comprehensive income (loss) attributable to non-controlling interests	227,957	(29,617)	265,176	(23,136)
COMPREHENSIVE INCOME ATTRIBUTABLE TO SKYPEOPLE FUITE JUICE, INC.	$2,970,805	$1,715,172	$7,162,965	$3,784,420

Earnings per share:
Basic earnings per share	$0.03	$0.09	$0.17	$0.16
Diluted earnings per share	$0.03	$0.09	$0.17	$0.16

Weighted average number of shares outstanding
Basic	26,661,499	25,820,951	26,661,499	25,755,677
Diluted	26,661,499	26,661,499	26,661,499	26,661,499

The accompanying notes are an intagral part of these consolidated financial statements.

Table of Contentns

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,941,050	$4,586,528
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,510,091	1,434,420
Deferred income tax	(149,215)	41,656
Changes in operating assets and liabilities
Accounts receivable	36,671,171	20,855,020
Other receivable	(470,281)	(38,559)
Advances to suppliers and other current assets	(10,174)	(83,436)
Inventories	841,381	945,181
Accounts payable	(9,913,912)	62,809
Accrued expenses	(270,092)	(1,545,105)
Income tax payable	(2,919,124)	(1,025,682)
Advances from customers	(414,816)	(178,673)
Net cash provided by operating activities	29,816,079	25,054,159

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(485,142)	(1,249,417)
Prepayment for other assets	(38,000,669)	(2,142,656)
Net cash used in investing activities	(38,485,811)	(3,392,073)

CASH FLOWS FROM FINANCING ACTIVITIES
Increased in restricted cash	-	284,361
Short-term notes payable	-	(284,361)
Proceeds from rleated party loan	8,000,000	-
Proceeds from short-term bank loans	8,653,944	6,341,757
Repayment of short-term bank loans	(6,555,123)	(1,139,578)
Net cash provided by financing activities	10,098,821	5,202,179

Effect of change in exchange rate	1,323,994	(305,401)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,753,083	26,558,864
Cash and cash equivalents, beginning of period	77,560,278	61,154,007
Cash and cash equivalents, end of period	$80,313,361	$87,712,871

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$496,209	$403,145
Cash paid for income taxes	$4,874,958	$2,776,698

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$317,258	$5,225,307

The accompanying notes are an intagral part of these consolidated financial statements.

Table of Contentns
SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2013 and the results of operations and cash flows for the six month periods ended June 30, 2013 and 2012. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

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

Certain amounts of prior period were reclassified to conform with current period presentation.

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

Organizational Structure

Current organizational structure is set forth in the diagram below:

Table of Contentns
SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(6)
SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. was established on April 19, 2013. Its scope of business includes preliminary processing of agricultural and subsidiary products; establishment of trading market, etc.

(7)	Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. was established on April 19, 2013. Its scope of business includes producing kiwi fruit juice, kiwi puree and cider beverages, etc.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of SkyPeople (China), Shaanxi Qiyiwangguo, Huludao Wonder, Yingkou, Hedetang Juice Beverages, Orange Products, SkyPeople Suizhong, Kiwi Fruit & Farm Products and Guo Wei Mei, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

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

Table of Contentns
SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $399,492 and $244,502 for the three months ended June 30, 2013 and 2012, respectively; and $705,641 and $524,314 for six months ended June 30, 2013 and 2012, respectively, are reported in the Consolidated Statement of Comprehensive Income as a component of selling expenses.

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

Other comprehensive income for six months ended June 30, 2013 and 2012 represented foreign currency translation adjustments and were included in the consolidated statement of comprehensive income.

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

Table of Contentns
SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)	$680,042	$2,400,651	$4,498,190	$4,319,809
Net income allocated to Preferred Stock holders	-	(75,685)	-	(146,765)
Net income allocated to Common Stock holders	680,042	2,324,966	4,498,190	4,173,044

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average Common Stock outstanding	26,661,499	25,820,951	26,661,499	25,755,677
DENOMINATOR FOR BASIC EPS	26,661,499	25,820,951	26,661,499	25,755,677

Add: Weighted average Preferred Stock, as if converted		840,548		905,822
Add: Weighted average stock warrants outstanding	-		-
DENOMINATOR FOR DILUTIVED EPS	26,661,499	26,661,499	26,661,499	26,661,499

EPS - Basic	$0.03	$0.09	$0.17	$0.16
EPS - Diluted	$0.03	$0.09	$0.17	$0.16

The diluted earnings per share calculation for the three and six months ended June 30, 2013 and 2012 did not include the warrants to purchase up to 175,000 shares of common stock, because their effect was anti-dilutive.

Table of Contentns
SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.  Inventories

Inventories by major categories are summarized as follows:

	June 30, 2013	December 31, 2012
Raw materials	$1,136,187	$295,789
Packaging materials	1,083,551	677,350
Finished goods	4,301,595	6,305,052
Working-in-process	1,080,777	-
Total	$7,602,110	$7,278,191

4.  Other Assets

Other assets include deposits to purchase land, property, plant and equipment and construction project.

5.  Short-term Loan - Related Party

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

During first half of 2013, the Company received $8.0 million from the Lender. As of June 30, 2013, amount payable to SkyPeople International Holdings Group Limited was $8.0 million. Interest of $90,983 was accrued for six months ended June 30, 2013.

Table of Contentns
SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  Short-term Bank Loans

Short-term bank loans consist of the following loans collateralized by assets of the Company:

	June 30, 2013	December 31, 2012

Loan payable to Huludao Bank, Suizhong branch due on June 28, 2013, bearing interest at 9.465% per annum, collateralized by the buildings, machinery and land usage rights of Huludao Wonder. This loan is currently in default. The Company is negotiating the renewal of the loan with the bank.	$5,389,483	$5,297,907

Loan payable to Bank of Chongqing, Xi'an branch due on March 20, 2013, bearing interest at 8.528% per annum, collateralized by the buildings and land usage rights of SkyPeople (China). This loan was paid off on March 25, 2013.	-	3,181,927

Loan payable to China Construction Bank due on May 15, 2013, bearing interest at 6.56% per annum, collateralized by the buildings and machinery of SkyPeople (China)	-	2,386,445

Loan payable to China Construction Bank due on May 19, 2014, bearing interest at 6% per annum, collateralized by the buildings of SkyPeople (China)	2,120,188	-

Loan payable to Bank of Xi'an due on May 22, 2013, bearing interest at 8.528% per annum, guaranteed by a third party Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd.	-	795,482

Loan payable to Bank of Xi'an due on June 17, 2014, bearing interest at 7.8% per annum, guaranteed by a third party Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd.	1,618,463	-

Loan payable to Shanghai Pudong Development Bank due on April 6, 2014, bearing interest at 6.6% per annum, collateralized by the buildings of SkyPeople (China)	4,855,390	-

	$13,983,524	$11,661,761

7. Related Party Transactions

The Company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. ("Fullmart") for approximately $967,300 and $773,400 for the six months ended June 30, 2013 and 2012, respectively. The accounts receivable balances were approximately $571,000 and $624,000 as of June 30, 2013 and December 31, 2012, respectively. Fullmart is a company indirectly owned by our Chairman, Mr. Yongke Xue.

Table of Contentns
SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.            Income Tax

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the six months ended June 30, 2013 and 2012.

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

The reconciliation of income tax expense at the U.S. statutory rate of 35% in 2013 and 2012, to the Company's effective tax rate is as follows:

	Six months ended June 30,
	2013	2012

U.S. Statutory rate	$2,361,684	$2,232,720
Tax rate difference between China and U.S.	(716,631)	(719,507)
Change in Valuation Allowance	127,497	265,035
Permanent difference	34,069	14,425
Effective tax rate	$1,806,619	$1,792,673

The provisions for income taxes are summarized as follows:
	Six months ended June 30,
	2013	2012
Current	$1,955,834	$1,751,017
Deferred	(149,215)	41,656
Total	$1,806,619	$1,792,673

Table of Contentns
SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.  Commitments and Contingencies

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

Table of Contentns
SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.  Concentrations

(1)	Concentration of customers

Sales to five largest customers accounted for approximately 19% and 29% of our net sales during the six months ended June 30, 2013 and 2012, respectively. There was no single customer representing 10% of total sales for the six months ended June 30, 2013 and 2012, respectively.

Sales to our five largest customers accounted for approximately 25% and 38% of our net sales during the three months ended June 30, 2013 and 2012, respectively. There was no single customer representing 10% of total sales for the three months ended June 30, 2013. Sales to one customer accounted for 11% of total sales for the three months ended June 30, 2012.

(2)	Concentration of suppliers

During the six months ended June 30, 2013, two suppliers accounted for 28% and 11% of our purchases. During six months ended June 30, 2012, four suppliers accounted for 19%, 19%, 11% and 10% of our purchases. There was no other single supplier representing 10% of purchase during both periods.

During the three months ended June 30, 2013, three suppliers accounted for 29%, 15% and 14.7% of our purchases. During the three months ended June 30, 2012, four suppliers accounted for 20%, 14%, 13% and 10% of our purchases. There was no other single supplier representing 10% of purchase during both periods.

11.  Segment Reporting

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

Table of Contentns
SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amount in thousands)
For the Three Months Ended June 30, 2013	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Other	Total
Reportable segment revenue	$1,052	$17	$713	$8,721	$4	$6	$10,513
Inter-segment revenue	-	(7)	(29)	(127)	-	-	(163)
Revenue from external customers	1,052	10	684	8,594	4	6	10,350
Segment gross profit	$77	$5	$121	$3,147	$3	$1	$3,354

(Amount in thousands)
For the Three Months Ended June 30, 2012	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Other	Total
Reportable segment revenue	$1,157	$489	$3,834	$6,366	$-	$1,497	$13,343
Inter-segment revenue	(406)	-	(100)	-	-	-	(506)
Revenue from external customers	751	489	3,734	6,366	-	1,497	12,837
Segment gross profit	$94	$223	$1,705	$2,118	$-	$81	$4,221

(Amount in thousands)
For the Six Months Ended June 30, 2013	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Other	Total
Reportable segment revenue	$1,785	$3,490	$5,897	$17,368	$802	$6	$29,348
Inter-segment revenue	(97)	(61)	(40)	(189)	-	-	(387)
Revenue from external customers	1,688	3,429	5,857	17,179	802	6	28,961
Segment gross profit	$108	$2,119	$1,720	$6,659	$388	$1	$10,995

Amount in thousands)
For the Six Months Ended June 30, 2012	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Other	Total
Reportable segment revenue	$4,383	$4,441	$8,663	$9,736	$588	$1,497	$29,308
Inter-segment revenue	(1,124)	(191)	(162)	-	-	-	(1,477)
Revenue from external customers	3,259	4,250	8,501	9,736	588	1,497	27,831
Segment gross profit	$507	$1,910	$3,240	$2,973	$296	$81	$9,007

Table of Contentns
SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reconciles reportable segment profit to the Company’s condensed consolidated income before income tax provision for the three months ended June 30, 2013 and 2012:

	Three Months ended June 30,
	2013	2012
Segment profit	$3,353,990	$4,221,391
Unallocated amounts:
Operating expenses	(2,414,794)	(1,318,270)
Other (income)/expenses	167,747	488,291
Income before tax provision	$1,106,943	$3,391,412

	Six Months ended June 30,
	2013	2012
Segment profit	$10,994,888	$9,007,390
Unallocated amounts:
Operating expenses	(4,560,496)	(3,464,861)
Other (income)/expenses	313,277	836,672
Income before tax provision	$6,747,669	$6,379,201

12.  Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events that have occurred through the date of issuance of these financial statements and has determined that there was no material event that occurred after the date of the balance sheets included in this report.

Table of Contentns

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

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and from the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. For the six months ended June 30, 2013, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 38%, 59% and 3% of our revenue, respectively, compared to 58,%, 35% and 7%, respectively, for the same period of 2012.

We export our products as well as sell them domestically. We sell our products either through distributors with good credit or to end users directly. We believe that our main export markets are the Asia, North America, Europe, Russia and the Middle East. We sell our other fruit related products to domestic customers.

During the first half of 2013, we exported our Hedetang-branded fruit juice beverages to Mongolia and Canada. We currently market our Hedetang brand fruit beverages in only certain regions of the PRC. We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In particular, we plan to expand our glass bottle production line to produce higher margin portable fruit juice beverages targeting consumers in more populated Chinese cities. Currently we produce nine flavors of fruit beverages in 280 ml glass bottles, 418 ml glass, 500 ml glass bottles and BIB package, including apple juice, pear juice, kiwifruit juice, mulberry juice, peach juice, pomegranate juice, orange juice, kiwifruit cider and mulberry cider.  We currently sell our fruit beverages through 26 provincial sales centeres to over 100 distributors and more than 20,000 retail stores in more than 20 provinces. Our products are sold through distributors in stores such as Hualian Supermarket in Beijing, RT-Mart in Shenyang, Carrefour in Chongqing and Shenyang and Lianhua Supermarket in Shanghai, etc.

We plan to continue to focus on creating new products with high margins to supplement our current product offering.

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverage quality. As of June 30, 2013, we had an internal research and development team of approximately 30 employees, and we retain external experts and research institutions for additional consultation when necessary. In six months ended June 30, 2013 and 2012, our research and development expenses were $18,980 and $285,370, respectively. During second quarter of 2013, the Company decided to suspend four research and development contracts that are currently in effect but concentrate on building up a research and development team of itself.

Table of Contentns

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

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2013, we had spent approximately $16.5 million on various capital projects in Huludao Wonder as described in projects (4) and (5) below. The following table presents the capital projects on which we currently plan to use the proceeds from this offering. We review these projects and capital expenditures on a quarterly basis based on the market conditions and associated costs of these projects.

Table of Contentns

Capital Wonder Projects

Subsidiary	No.	Priority Projects	Progress	Estimated capital expenditure (in Millions)
SkyPeople Suizhong	(1)	Construction of a refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables	The design of the facility has been completed. Construction has started during the third quarter of 2012. The Company suspended the construction of the refrigeration storage unit to apply land use right certificate from local government. It is expected that the certificate of land use right will be granted to the Company in the second half of 2013.	$2.7
Huludao Wonder	(2)	Construction of concentrated fruit juice mixing center	The design of the facility has been completed. The first stage of construction has started. During the fourth quarter of 2012, the civil work has been completed. The Company is currently in the process of purchasing equipment. It is expected the entire project will be completed within 2013.	1.9
Huludao Wonder	(3)	Construction of a 30 ton/hour comprehensive fruits and vegetables processing line	The construction of this 30 ton/hour comprehensive fruits and vegetables processing line was delayed. The installation and adjustment of machinery has been completed during the fourth quarter of 2012. The newly installed machinery are under acceptance check.	3
Huludao Wonder	(4)	Construction of a fruit juice beverage production line of 6,000 bottles/hour	The construction of the production line was completed and the production line commenced operation in the second quarter of 2012.	3
Huludao Wonder	(5)	Environmental project (waste water treatment facility for concentrated apple juice production line)	The construction of the environmental project was completed in the third quarter of 2012.	8
Total Capital Expenditure				$18.6

Table of Contentns

(1)
Our initial plan was to construct both the refrigeration storage (see Project (1) above) and fruit juice mixing center (see Project (2) above) in Huludao, Liaoning Province, for which the original estimated total capital expenditure was $4.4 million. We initially planned to start the construction of the refrigeration storage unit and a concentrated fruit juice-mixing center in the fourth quarter of 2011. However, the construction of the refrigeration storage unit has been delayed due to a change of plan. Management concluded that it is in the best interest of the Company to build the refrigeration storage unit in Suizhong, Liaoning Province, which is in close geographic proximity of Huludao Wonder in Liaoning Province. The total estimated capital expenditure for Projects (1) and (2) based on the changed plan is expected to be $4.6 million. The Company is now in the process of evaluating the new plan and in negotiation with the local government to acquire land use right for approximately 7.8 acres for consideration of approximately$290,000 per acre. In April 2012, the Company paid partial consideration of approximately $1,200,000. As of the date of this report, the certificate of land use right has not been granted to the Company. The Company suspended the construction of the refrigeration storage unit to apply land use right certificate from local government. It is expected that the certificate of land use right will be granted to the Company in the second half of 2013.

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

Table of Contentns

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

Yidu Municipal People’s Government is in the process of demolition buildings on project land. During the first half of 2013, the Company has made partial payment of RMB 77 million (approximately $12.6 million) the consideration to acquire the land use right. The Company is actively working with various bodies of Yidu Municipal People's Government making preparations for the start of the project.

Table of Contentns

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

During the first half of 2013, the Company has made partial payment of RMB 107.2 million (approximately $17.5 million) for the consideration to acquire the land use right and construction facilities. The Company is actively working with the Committee making preparations for the start of the project.

Suizhong Project

On July 15, 2011, SkyPeople entered into a Letter of Intent with the People’s Government of Suizhong County, Liaoning Province, to establish a fruit and vegetable industry chain and further processing demonstration zone in Suizhong County, Liaoning Province (the “Suizhong project”).

The Suizhong project may include one or more of the following: the construction and operation of fruit juice production lines, vegetable and fruit flash freeze facility, refrigeration storage facility and warehouse, a world class food safety testing center, fruit and vegetable modern supply chain and e-commerce platform, fruit and vegetable finished products processing center and exhibition center, etc. The implementation of the project is subject to government approval of the project.

During the first half of 2013, the Company finished the feasibility study and submitted detailed project proposal to local government. Both parties decided to continue the project. The Company paid RMB 60 million (approximately $9.8 million) as partial payment to acquire land use right from local government.

Results of Operations

Comparison of Three Months ended June 30, 2013 and 2012:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended June 30, 2013 and 2012, respectively (in thousands):

	Three month ended June 30,		Change
	2013	2012	Amount	%
Concentrated apple juice and apple aroma	$1,052	$751	$301	40%
Concentrated kiwifruit juice and kiwifruit puree	10	489	(479)	(98%)
Concentrated pear juice	684	3,734	(3,050)	(82%)
Fruit juice beverages	8,594	6,366	2,228	35%
Fresh fruits and vegetables	4	-	4	0%
Other	6	1,497	(1,491)	(100%)
Total	$10,350	$12,837	$(2,487)	(19%)

Table of Contentns

Our gross revenue for the three months ended June 30, 2013 was $10.3 million, a decrease of $2.5 million, or 19%, from $12.8 million for the same period of 2012. This decrease was primarily due to a decrease in sales of kiwi-related products, concentrated pear juice and other products, which was partially offset by an increase in revenue generated from sales of the apple-related products and fruit juice beverages.

Sales from apple related products increased by $0.3 million, or 40%, to $1.1 million for the three months ended June 30, 2013, from $0.8 million for the same period of 2012. During the second quarter of 2013, the Company sold approximately 615 tons of concentrated apple juice increased from approximately 428 tons of concentrated apple juice sold in the same period of 2012. Such increase was coupled with a decrease in unit price of concentrated apple juice.

Sales from concentrated kiwifruit juice and kiwifruit puree were $0.01 million for the second quarter of 2013, a decrease of $0.48 million, or 98%, from $0.49 million in the same quarter of 2012, primarily due to decrease in both amount sold and unit price. During the three months ended June 30, 2013, the Company sold approximately 14 tons of kiwi-related products.

Sales of concentrated pear juice decreased to $0.7 million in the second quarter of 2013, a decrease of $3.0 million, or 82%, from $3.7 million in the same quarter of 2012. During the second quarter of 2013, the unit selling price and amount of concentrated pear juice decreased. During the second quarter of 2013 and 2012, the Company sold 527 and 2,200 tons of concentrated pear juice, respectively.

Revenue from our fruit juice beverages in the PRC increased to $8.6 million, an increase of $2.2 million or 35%, from $6.4 million for the same period of 2012, primarily due to bigger market share gained from our continuous efforts of expanding sales channel.

Revenue from our fresh fruits and vegetables in the PRC were $0.004 million and $nil for the second quarter of 2013 and 2012, respectively.

Revenue from other products decreased to $0.006 million, a decrease of $1.5 million or 100%, from $1.5 million for the same period of 2012. The amount of sales of other products is expected to be unstable and is generally not indicative of our future sales of other products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended June 30, 2013 and 2012, respectively (in thousands for the gross profit):

	Three months ended June 30,
	2013		2012
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$77	7%	$94	13%
Concentrated kiwifruit juice and kiwifruit puree	5	50%	223	46%
Concentrated pear juice	121	18%	1,705	46%
Fruit juice beverages	3,147	37%	2,118	33%
Fresh fruits and vegetables	3	75%	-	-%
Other	1	17%	81	5%
Total/Overall (for gross margin)	$3,354	32%	$4,221	33%

The consolidated gross profit for the three months ended June 30, 2013 was $3.4 million, a decrease of $0.8 million, or 19%, from $4.2 million for the same period of 2012, primarily due to less amount of gross profit generated from our concentrated pear juice and apple-related products segments.

The consolidated gross profit margin for the three months ended June 30, 2013 was 32%, a decrease of 1%, from 33% for the same period of 2012, primarily due to a decrease in gross margin of apple-related products, concentrated pear juice, which was partially offset by an increase in gross profit margin of both kiwi-related products and fruit juice beverages.

The gross margin of concentrated apple juice and apple aroma decreased to 7% for the three months ended June 30, 2013 from 13% for the same period of 2012, primarily due to lower selling price of concentrated apple juice.

Table of Contentns

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree increased from 46% for the three months ended June 30, 2012 to 50% for the same period of 2013, primarily due to lower cost of fresh kiwi purchased in three months ended June 30, 2013 as compared to the same period of 2012.

The gross margin of the concentrated pear juice decreased from 46% to 18% for second quarter of 2012 to 2013, primarily due to the significantly lower selling price in the current period.

The gross profit margin of our fruit juice beverages increased from 33% for the three months ended June 30, 2012, to 37% for the same period of 2013, primarily due to lower cost of packaging materials and auxiliary materials purchased in the three months ended June 30, 2013 as compared to the same period of 2012.

Gross margin for the fruits and vegetables was 75% for the second quarter of 2013, during the same period of 2012, the Company did not sell any fresh fruits and vegetables.

The gross profit margin for other products was 17% for the three months ended June 30, 2013 and 5% for the same period of 2012. Given the relatively low production volume and sales of other products, the gross profit margin is expected to change from time to time.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended June 30, 2013 and 2012, respectively:

	Three months ended June 30,
	2013		2012
	Amount	% of revenue	Amount	% of revenue
General and administrative	$1,281,515	12%	$653,803	5%
Selling expenses	1,212,921	12%	521,782	4%
Research and development	(79,642)	(1%)	142,685	1%
Total operating expenses	$2,414,794	23%	$1,318,270	10%

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses increased $1,096,524 or 83% for the three months ended June 30, 2013 compare to the corresponding period in 2012.

General and administrative expenses increased by $627,712, or 96%, to $1,281,515 for the three months ended June 30, 2013, from $653,803 for the same period of 2012. The increase in general and administrative expenses was mainly due to increased amount of legal fees related to our current pending litigation, higher salary expenses resulted from an increase in the headcount of our management staff.

Selling expenses increased by $691,139, or 132%, to $1,212,921 for the three months ended June 30, 2013 from $521,782 for the same period of 2012, mainly due to an increase in the payroll and related expenses as a result of an increase in our headcounts to the handle the increased sales work.

During the second quarter of 2013, the Company suspended research and development work and received refund of $79,642 from outside research and development institutions; comparably, the Company incurred $142,685, research and development expenses for the three months ended June 30, 2012. In the second quarter of 2013, the Company suspended four research and development agreements with research institutions but concentrate on building up a research and development team of itself.

Income from Operations

Income from operations decreased to $939,196, a decrease of 68% or $1,963,925, for the three months ended June 30, 2013 from $2,903,121 for the same period of 2012. The decrease in the income from operations was mainly due to decrease in both revenue as well as gross margin and increase in the operating expenses.

Table of Contentns

Other Income (Expense)

Other income, net was $167,747 for the three months ended June 30, 2013, a decrease of $320,544 or 66% from other income of $488,291 in the same period of 2012, primarily due to a decrease of $213,768 or 33% in subsidy income, which was coupled by an increase of $102,701 or 41% increase in interest expenses. The subsidy income was provided with respect to the value added tax rebates on our exports in the second quarters of 2013 and 2012.

Income Tax

Our provision for income taxes was $322,754 and $864,293 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $541,539, or 63%. The decrease in tax provision was due to less income before taxes in the second quarter of 2013. Our consolidated income tax rates were 29% and 25% for the three months ended June 30, 2013 and 2012, respectively.

Net Income

Net income was $784,189 for the three months ended June 30, 2013, a decrease of $1,742,930, or 69%, from $2,527,119 for same period of 2012, primarily due to the 21% decrease in gross profit, coupled with 83% increase in total operating expenses and other factors discussed above.

Noncontrolling Interests

As of June 30, 2013, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests, which is deducted from our net income, was $104,147 and $126,468 for the three months ended June 30, 2013 and 2012, respectively. The decrease in the net income attributable to noncontrolling interests was mainly due to the decrease in the net income generated from SkyPeople (China).

Net Income Attributable to SkyPeople Fruit Juice, Inc.

Net income attributable to the Company was $680,042 for the three months ended June 30, 2013, a $1,720,609 or 72% decrease from $2,400,651 for the same period of 2012 for the reasons described above.

Comparison of Six Months ended June 30, 2013 and 2012:

Revenue

The following table presents our consolidated revenues for each of our main products for the six months ended June 30, 2013 and 2012, respectively (in thousands):

	Six months ended June 30,		Change
	2013	2012	Amount	%
Concentrated apple juice and apple aroma	$1,688	$3,259	$(1,571)	(48%)
Concentrated kiwifruit juice and kiwifruit puree	3,429	4,250	(821)	(19%)
Concentrated pear juice	5,857	8,501	(2,644)	(31%)
Fruit juice beverages	17,179	9,736	7,443	76%
Fresh fruits and vegetables	802	588	214	36%
Other	6	1,497	(1,491)	(100%)
Total	$28,961	$27,831	$1,130	4%

Our gross revenue for the six months ended June 30, 2013 was $29.0 million, an increase of $1.2 million, or 4%, from $27.8 million for the same period of 2012. This increase was primarily due to an increase in sales of fruit juice beverages and fresh fruits and vegetables; which was partially offset by a decrease in revenue generated from sales of apple-related products, kiwi-related products, concentrated pear juice and other products.

Sales from apple related products decreased by $1.6 million, or 48%, to $1.7 million for the six months ended June 30, 2013, from $3.3 million for the same period of 2012. During the first half of 2013, the Company sold approximately 1,011 tons of concentrated apple juice decreased from approximately 1,686 tons of concentrated apple juice sold in the same period of 2012. The decrease in the volume of concentrated apple juice sold was coupled with the decrease in unit price.

Table of Contentns

Sales from concentrated kiwifruit juice and kiwifruit puree were $3.4 million for the first half of 2013, a decrease of $0.9 million, or 19%, from $4.3 million in the same period of 2012, primarily due to decrease in both amount sold and unit price.

Sales of concentrated pear juice decreased to $5.9 million in the first half of 2013, a decrease of $2.6 million, or 31%, from $8.5 million in the same period of 2012. During the first half of 2013, the unit selling price of concentrated pear juice and amount of concentrated pear juice sold both decreased. During the first half of 2013 and 2012, the Company sold 3,869 and 5,062 tons of concentrated pear juice, respectively.

Revenue from our fruit juice beverages in the PRC increased to $17.2 million, an increase of $7.5 million or 76%, from $9.7 million for the same period of 2012, primarily due to bigger market share gained from our continuous efforts of expanding sales channel.

Revenue from our fresh fruits and vegetables in the PRC were $0.8 and $0.6 million for the first half of 2013 and 2012, respectively.

Revenue from other products decreased to $0.006 million, a decrease of $1.5 million or 100%, from $1.5 million for the same period of 2012. The amount of sales of other products is expected to be unstable and is generally not indicative of our future sales of other products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the six months ended June 30, 2013 and 2012, respectively (in thousands for the gross profit):

	Six months ended June 30,
	2013		2012
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$108	6%	$507	16%
Concentrated kiwifruit juice and kiwifruit puree	2,119	62%	1,901	45%
Concentrated pear juice	1,720	29%	3,240	38%
Fruit juice beverages	6,659	39%	2,973	31%
Fresh fruits and vegetables	388	48%	296	50%
Other	-	17%	81	5%
Total/Overall (for gross margin)	$10,995	38%	$9,007	32%

The consolidated gross profit for the six months ended June 30, 2013 was $11 million, an increase of $2 million, or 22%, from $9 million for the same period of 2012, primarily due to increased amount of gross profit generated from our kiwi-related products, fruit juice beverages and fresh fruit and vegetables.

The consolidated gross profit margin for the six months ended June 30, 2013 and 2012 was 38% and 32%, respectively, primarily due to increased amount of gross profit generated, which was partially offset by increased amount of revenue. During the first half of 2013, gross margin of kiwi-related products, fruit juice beverages and other products increased; however, gross margin of concentrated apple juice and apple aroma, concentrated pear juice and fresh fruit and vegetables decreased.

The gross margin of concentrated the apple juice and apple aroma decreased to 6% for the six months ended June 30, 2013 from 16% for the same period of 2012, primarily due to lower selling price of concentrated apple juice.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree increased from 45% for the six months ended June 30, 2012 to 62% for the same period of 2013, primarily due to lower cost of fresh kiwi purchased in six months ended June 30, 2013 as compared to the same period of 2012.

The gross margin of the concentrated pear juice decreased from 38% to 29% for first half of 2012 to 2013, primarily due to the decrease of selling price in the current period.

The gross profit margin of our fruit juice beverages increased from 31% for the six months ended June 30, 2012, to 39% for the same period of 2013,  primarily due to lower cost of packaging materials and auxiliary materials purchased in the six months ended June 30, 2013 as compared to the same period of 2012.

Table of Contentns

Gross margin for the fruits and vegetables was 48% and 50% for the first half of 2013 and 2012, respectively.

The gross profit margin for other products was 17% for the six months ended June 30, 2013 and 5% for the same period of 2012. Given the relatively low production volume and sales of other products, the gross profit margin is expected to change from time to time.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the six months ended June 30, 2013 and 2012, respectively:

	Six months ended June 30,
	2013		2012
	Amount	% of revenue	Amount	% of revenue
General and administrative	$2,587,429	9%	2,132,375	8%
Selling expenses	1,954,087	7%	1,047,116	4%
Research and development	18,980	<1%	285,370	1%
Total operating expenses	$4,560,496	16%	3,464,861	13%

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses increased $1,095,635 or 32% for the six months ended June 30, 2013 compare to the corresponding period in 2012.

General and administrative expenses increased to $2,587,429, representing 9% of our revenue, from $2,132,375 or 8% of revenue for the six months ended June 30, 2013 and 2012, respectively. The increase in general and administrative expenses was mainly due to increased amount of legal fees related to our current pending litigation, higher salary expenses resulted from an increase in the headcount of our management staff.

Selling expenses increased to $1,954,087, or 7% of our revenue, from $1,047,116 or 4% of revenue for the six months ended June 30, 2013 and 2012, respectively. The increase in selling expenses mainly due to an increase in the payroll and related expenses as a result of an increase in our headcounts to the handle the increased sales work.

During the first half of 2013, the Company incurred $18,980 and $285,370 research and development expense. In the second quarter of 2013, the Company suspended four research and development agreements with research institutions but concentrate on building up a research and development team of itself and received refund of $79,642 from outside research and development institutions.

Income from Operations

Income from operations increased to $6,434,392, an increase of 16% or $891,863, for the six months ended June 30, 2013 from $5,542,529 for the same period of 2012. The increase in the income from operations was mainly due to increase in both revenue as well as gross profit, which was partially offset by increased amount of operating expenses.

Other Income (Expense)

Other income, net was $313,277 for the six months ended June 30, 2013, a decrease of $523,395 or 63% from other income of $836,672 in the same period of 2012, primarily due to a decrease of $296,298 in subsidy income and an increase of $224,912 of interest expenses. The subsidy income was provided with respect to the value added tax rebates on our exports in the first half of 2013 and 2012.

Income Tax

Our provision for income taxes was $1,806,619 and $1,792,673 for the six months ended June 30, 2013 and 2012, respectively, an increase of $13,946. The increase in tax provision was due to increased amount of income before taxes in the first half of 2013. Our consolidated income tax rates were 27% and 28% for the six months ended June 30, 2013 and 2012, respectively.

Table of Contentns

Net Income

Net income was $4,941,050 for the six months ended June 30, 2013, an increase of $354,522, or 8%, from $4,586,528 for same period of 2012, primarily due to the 22% increase in gross profit, coupled with 32% increase in total operating expenses and other factors discussed above.

Noncontrolling Interests

As of June 30, 2013, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests, which is deducted from our net income, was $442,860 and $266,719 for the six months ended June 30, 2013 and 2012, respectively. The increase in the net income attributable to noncontrolling interests was mainly due to the increase in the net income generated from SkyPeople (China).

Net Income Attributable to SkyPeople Fruit Juice, Inc.

Net income attributable to the Company was $4,498,190 for the six months ended June 30, 2013, a $178,381 or 4% increase from $4,319,809 for the same period of 2012 for the reasons described above.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $80,313,361, an increase of $2,753,083, or 4%, from $77,560,278 as of December 31, 2012. We expect the projected cash flows from operation, anticipated cash receipts, cash on hand, and trade credit to provide necessary capital to meet our projected operating cash requirements at least for the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $73,388,328 as of June 30, 2013, a decrease of $29,480,231, from working capital of $102,868,559 as of December 31, 2012, mainly due to an increase in short-term bank loans and loans from related party and decrease of accounts receivables. During the first half of 2013, our operating activities generated net cash inflow of $29,816,079, an increase of $4,761,920 or 19% from $25,054,159, net cash inflow from operating activities of same period of 2012.

During the six months ended June 30, 2013, our investing activities used net cash of $38,485,811, including $36,449,260 of deposits to land use right, as compared to $1,206,012 in the same period of 2012.

During the six months ended June 30, 2013, our financing activities generated net cash inflow of $10,098,821, as compare to $5,202,179 in the same period of 2012.

On February 18, 2013, SkyPeople (China) entered into a loan agreement with SkyPeople International Holdings Group Limited (the "Lender"). The Lender indirectly holds 50.2% interest in the Company. Mr. Yongke Xue ("Y. K. Xue"), the Chairman of the board of directors of the Company (the "Board"), and Mr. Hongke Xue, the newly elected Chief Executive Officer of the Company and director of the Board, indirectly and beneficially own 80.0% and 9.4% of equity interest in the Lender, respectively. Pursuant to the Agreement, the Lender agrees to extend to the Company a one-year unsecured term loan with a principal amount of $8.0 million at an interest rate of 6% per annum. During first half of 2013, the Company received $8.0 million from the Lender.

During the first half of 2013, the Company borrowed $8,653,944 and repaid $6,555,123 bank loans; comparably, during the same period of 2012, the Company borrowed $6,341,757 and repaid $1,139,578 bank loans.

Off-balance sheet arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

Table of Contentns

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures were completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the three months ended June 30, 2013.

Changes in Internal Controls Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contentns

PART II.  OTHER INFORMATION

Item 1.                        Legal Proceedings

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On June 20, 2011, plaintiff Benjamin Padnos filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its current and former officers and/or directors, the Company’s former independent auditors Child Van Wagner & Bradshaw, PLLC and BDO Limited, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On August 30, 2011, the Court consolidated the foregoing two actions and appointed Zachary Lewy as lead plaintiff. On September 30, 2011, pursuant to the Court’s order, Lead Plaintiff filed a consolidated complaint, which names the Company, Rodman & Renshaw, LLC, BDO Limited, Child Van Wagoner & Bradshaw PLLC and certain of the Company’s current and former directors and/or officers and majority shareholders as defendants, and alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, and the rules promulgated thereunder. The Consolidated Complaint seeks, among other things, compensatory damages, and reasonable costs and expenses incurred in the action. On December 21, 2011, the Company and certain of the individual defendants filed a motion to dismiss the Consolidated Complaint. On May 3, 2012, Lead Plaintiff voluntarily dismissed the claims against BDO Limited and Child Van Wagoner & Bradshaw PLLC. On September 10, 2012, the Court granted in part and denied in part the Company’s motion to dismiss the Consolidated Complaint. On January 11, 2013, defendant Rodman & Renshaw LLC filed for Chapter 11 bankruptcy protection, and, on January 18, 2013, the court imposed an automatic stay on Plaintiff’s claims against Rodman pursuant to Section 326(a) of the Bankruptcy Code. On June 28, 2013, Plaintiffs filed a motion to certify a class consisting of (a) all persons who purchased or acquired shares of the Company’s stock between March 31, 2010 and June 1, 2011 and (b) all persons who bought shares in, or pursuant and/or traceable to, the Company’s registration statement declared effective on August 24, 2010. That motion remains pending. The Company believes the allegations against the Company are baseless and is contesting the case vigorously. The Company has made no accrual for any potential contingencies.

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

Table of Contentns

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

Table of Contentns

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

Table of Contentns

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYPEOPLE FRUIT JUICE, INC.

By:	/s/Hongke Xue
Hongke Xue Chief Executive Officer
(Principal Executive Officer)
August 13, 2013

By:	/s/ Xin Ma
Xin Ma Chief Financial Officer
(Principal Financial and Accounting Officer)
August 13, 2013