Form 10-K/A
period 2012-12-31
SkyPeople Fruit Juice, Inc
filed 2013-09-30
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of the Amendment No. 1 on Form 10-K/A to SkyPeople Fruit Juice, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 29, 2013 (the "Original Form 10-K"), is to (1) provide 2012 compensation information of our former Chief Financial Officer, (2) revise our Security Ownership of Certain Beneficial Owners and Management table to include an omitted shareholder (3) revise the date of our Report of Independent Registered Public Accounting Firm contained in the Original Form 10-K and (4) update the Exhibit Index.

No other changes have been made to the Original Form 10-K. This Amendment No. 1 speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 11 and 12 of the Original Form 10-K are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the date of our Report of Independent Registered Public Accounting Firm contained in the Original Form 10-K and the correction of a typographical error and to update the Exhibit Index. This Amendment No. 1 does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

		Page
PART III

	ITEM 11 - EXECUTIVE COMPENSATION	1
	ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	4

PART IV
	ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	6

SIGNATURES		10

-i-

PART III

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

We believe that the future success of the Company depends, in large part, upon the ability of the Company to maintain a competitive position in attracting, retaining and motivating key personnel. As of the date of this report, no decisions have been made regarding future awards under the Plan.

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

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue (1)	12/31/2012	$200,000	-	-	-	-	-	-	$200,000
	12/31/2011	$200,000	-	-	-	-	-	-	$200,000
Xin Ma (2)	12/31/2012	$58,000	-	-	-	-	-	-	$58,000
Cunxia Xie (3)	12/31/2012	$7,000	-	-	-	-	-	-	$7,000
	12/31/2011	$18,000	-	-	-	-	-	-	$18,000
Spring Liu (4)	12/31/2011	$120,000	-	-	-	-	-	-	$120,000

(1)	Mr. Yongke Xue resigned as CEO of the Company on February 18, 2013.
(2)	Mr. Xin Ma was appointed as the CFO of the Company on April 30, 2012.
(3)	Ms. Cunxia Xie was the CFO of the Company from September 21, 2011 to April 30, 2012.
(4)	Ms. Spring Liu resigned from her position as the CFO of the Company on September 21, 2011.
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

Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Yongke Xue	-	-	-	N/A	N/A
Hongke Xue	-	-	-	N/A	N/A
Xin Ma	-	-	-	N/A	N/A
Cunxia Xie	-	-	-	N/A	N/A
Spring Liu	100,000	-	-	4.50	December 9, 2014

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

	Shares Beneficially Owned
Name of Beneficial Owner	Number		Percent

Directors, Named Executive Officers and 5% Shareholders
Yongke Xue (1)	13,375,639	(2)	50.2%
Hongke Xue (1)	—		—
Morgan Stanley (3)	2,427,180		9.1%
Xin Ma	—		—
Guolin Wang	—		—
Norman Ko	2,820		*
John Smagula	—		—
Tao Wang	—		—
Baosheng Lu	—		—
All current directors and executive officers as a group (8 persons)	13,378,459		50.2%

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

(3)	Information based solely on Amendment No. 2 to Schedule 13G filed with the SEC on January 30, 2013. The address of Morgan Stanley is 1585 Broadway, New York, New York, 10036, (212) 761-4000

* Less than one percent.

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

16.1	Letter from Tavarsan Askelson & Registrant LLP dated March 6, 2008. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on March 6, 2008
16.2	Letter from Child, Van Wagoner & Bradshaw, PLLC dated December 14, 2009. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on December 14, 2009.
16.3	Letter from BDO Limited to dated December 23, 2011. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on December 30, 2011.
21.1	Description of Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed with the Commission on March 23, 2013.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer of Registrant. *
32.2	Section 1350 Certification of Principal Financial Officer of Registrant. *

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

Signatures

Name and Title	Date

/s/ Yongke Xue
Yongke Xue
Chairman of Board of Directors	September 27, 2013

/s/ Hongke Xue
Hongke Xue
Chief Executive Officer and Director
(principal executive officer)	September 27, 2013

/s/ Xin Ma
Xin Ma
Chief Financial Officer
(principal financial officer and accounting officer)	September 27, 2013

/s/ Guolin Wang
Guolin Wang, Director	September 27, 2013

/s/ John Smagula
John Smagula, Director	September 27, 2013

/s/ Norman Ko
Norman Ko, Director	September 27, 2013

/s/ Tao Wang
Tao Wang, Director	September 27, 2013

/s/ Baosheng Lu
Baosheng Lu, Director	September 27, 2013

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

/s/Paritz & Company, P.A.

Hackensack, New Jersey
March 29, 2013

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