Form 10-Q
period 2013-09-30
SkyPeople Fruit Juice, Inc
filed 2013-11-13
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

Class	Outstanding at November 12, 2013
Common Stock, $0.001 par value per share	26,661,499

-i-

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED BALANCE SHEETS
	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$87,176,550	$77,560,278
Restricted cash	813,273	-
Accounts receivables, net of allowance of $47,686 and $46,643 as of September 30, 2013 and December 31, 2012, respectively	17,895,932	49,435,961
Other receivables	938,203	201,417
Inventories	8,351,708	7,278,191
Deferred tax assets	419,345	90,576
Advances to suppliers and other current assets	58,239	71,536
TOTAL CURRENT ASSETS	115,653,250	134,637,959

PROPERTY, PLANT AND EQUIPMENT, NET	50,583,734	52,180,097
LAND USE RIGHT, NET	6,514,383	6,508,149
OTHER ASSETS	40,565,792	1,892,806
TOTAL ASSETS	$213,317,159	$195,219,011

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,873,919	$14,399,282
Accrued expenses	2,316,302	2,050,675
Income tax payable	1,147,095	3,127,245
Advances from customers	1,068,004	530,437
Notes payable -bank	1,496,422	-
Short-term loan - related party	8,000,000	-
Short-term bank loans	18,932,986	11,661,761
TOTAL CURRENT LIABILITIES	37,834,728	31,769,400

STOCKHOLDERS' EQUITY

SkyPeople Fruit Juice, Inc, stockholders' equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of September 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value; 66,666,666 shares authorized; 26,661,499 shares issued and outstanding as of September 30, 2013 and December 31, 2012	26,661	26,661
Additional paid-in capital	59,189,860	59,189,860
Retained earnings	90,305,651	82,793,585
Accumulated other comprehensive income	17,988,439	14,500,860
Total SkyPeople Fruit Juice, Inc. stockholders' equity	167,510,611	156,510,966
Non-controlling interests	7,971,820	6,938,645
TOTAL STOCKHOLDERS' EQUITY	175,482,431	163,449,611
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$213,317,159	$195,219,011

The accompanying notes are an integral part of these consolidated financial statements

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$19,472,130	$28,563,469	$48,433,495	$56,394,242
Cost of goods sold	12,254,866	20,038,559	30,221,343	38,861,942
Gross profit	7,217,264	8,524,910	18,212,152	17,532,300

Operating Expenses
General and administrative expenses	1,628,699	960,617	4,216,128	3,092,992
Selling expenses	997,213	732,751	2,951,300	1,779,867
Research and development expenses	-	142,077	18,980	427,447
Total operating expenses	2,625,912	1,835,445	7,186,408	5,300,306

Income from operations	4,591,352	6,689,465	11,025,744	12,231,994

Other income (expenses)
Interest income	76,775	77,846	231,295	234,551
Subsidy income	194,587	615,997	981,400	1,699,108
Interest expenses	(475,190)	(213,847)	(1,103,246)	(616,991)
Total other income (expenses)	(203,828)	479,996	109,449	1,316,668

Income before income tax	4,387,524	7,169,461	11,135,193	13,548,662
Income tax provision	1,130,388	1,917,425	2,937,007	3,710,098
Net income	3,257,136	5,252,036	8,198,186	9,838,564

Less: Net income attributable to non-controlling interests	243,260	219,934	686,120	486,653

NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	3,013,876	5,032,102	7,512,066	9,351,911

Other comprehensive Income
Foreign currency translation adjustment	904,683	(382,371)	3,834,634	(940,896)
Comprehensive income	3,918,559	4,649,731	11,346,700	8,411,015
Other comprehensive income (loss) attributable to non-controlling interests	81,879	(47,755)	347,055	(70,891)
COMPREHENSIVE INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$3,836,680	$4,697,486	$10,999,645	$8,481,906

Earnings per share:
Basic earnings per share	$0.11	$0.19	$0.28	$0.35
Diluted earnings per share	$0.11	$0.19	$0.28	$0.35

Weighted average number of shares outstanding
Basic	26,661,499	26,251,920	26,661,499	25,922,298
Diluted	26,661,499	26,661,499	26,661,499	26,661,499

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,198,186	$9,838,564
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,084,199	3,376,671
Deferred income tax assets	(328,769)	142,638
Changes in operating assets and liabilities
Accounts receivable	32,292,692	6,551,325
Other receivable	(724,588)	(113,858)
Advances to suppliers and other current assets	14,436	(47,955)
Inventories	(131,997)	(296,284)
Accounts payable	(9,740,930)	3,849,078
Accrued expenses	227,166	(2,683,737)
Income tax payable	(2,027,925)	(170,942)
Advances from customers	520,020	(178,401)
Net cash provided by operating activities	31,382,490	20,267,099

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(663,182)	(3,829,822)
Prepayment for other assets	(38,531,578)	(1,460,764)
Net cash used in investing activities	(39,194,760)	(5,290,586)

CASH FLOWS FROM FINANCING ACTIVITIES
(Increase) Decrease in restricted cash	(804,480)	283,929
Short-term notes payable	1,480,242	(283,929)
Proceeds from rleated party loan	8,000,000	-
Proceeds from short-term bank loans	13,649,887	6,332,120
Repayment of short-term bank loans	(6,715,275)	(1,137,847)
Net cash provided by financing activities	15,610,374	5,194,273

Effect of change in exchange rate	1,818,168	(455,603)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,616,272	19,715,183
Cash and cash equivalents, beginning of period	77,560,278	61,154,007
Cash and cash equivalents, end of period	$87,176,550	$80,869,190

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$852,705	$640,184
Cash paid for income taxes	$5,293,700	$3,740,987

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$318,606	$5,217,366

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2013 and the results of operations and cash flows for the nine month periods ended September 30, 2013 and 2012. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

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

Inventories

Inventories consist of raw materials, packaging materials (which include ingredients and supplies) and finished goods (which include finished juice in the bottling and canning operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off. During the period ended September 30, 2013 and 2012, there was no inventory markdown allowance recorded.

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $371,699 and $409,095 for the three months ended September 30, 2013 and 2012, respectively; and $1,077,340 and $940,441 for nine months ended September 30, 2013 and 2012, respectively, are reported in the Consolidated Statement of Comprehensive Income as a component of selling expenses.

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

Other comprehensive income for nine months ended September 30, 2013 and 2012 represented foreign currency translation adjustments and were included in the consolidated statement of comprehensive income.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)	$3,013,876	$5,032,102	$7,512,066	$9,351,911
Net income allocated to Preferred Stock holders	-	(77,304)	-	(259,286)
Net income allocated to Common Stock holders	3,013,876	4,954,798	7,512,066	9,092,625

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average Common Stock outstanding	26,661,499	26,251,920	26,661,499	25,922,298
DENOMINATOR FOR BASIC EPS	26,661,499	26,251,920	26,661,499	25,922,298

Add: Weighted average Preferred Stock, as if converted		409,579		739,201
Add: Weighted average stock warrants outstanding	-		-
DENOMINATOR FOR DILUTIVED EPS	26,661,499	26,661,499	26,661,499	26,661,499

EPS - Basic	$0.11	$0.19	$0.28	$0.35
EPS - Diluted	$0.11	$0.19	$0.28	$0.35

The diluted earnings per share calculation for the three and nine months ended September 30, 2013 and 2012 did not include the warrants to purchase up to 175,000 shares of common stock, because their effect was anti-dilutive.

3. Inventories

Inventories by major categories are summarized as follows:
	September 30, 2013	December 31, 2012
Raw materials	$1,340,611	$295,789
Packaging materials	1,249,868	677,350
Working-in-process	815,917	-
Finished goods	4,945,312	6,305,052
Total	$8,351,708	$7,278,191

4. Note Payable

On July 9, 2013, Bank of Xi'an issued a series of bank accepted bills to the Company. The valid period for each of them is six months. The due date of the notes is January 9, 2014. As of September 30, 2013, total amount of outstanding bank accepted bills is $1,496,422.

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

During nine months ended September 30, 2013, the Company received $8.0 million from the Lender. As of September 30, 2013, amount payable to SkyPeople International Holdings Group Limited was $8.0 million. Interest of $209,897 was accrued for nine months ended September 30, 2013.

5.  Short-term Bank Loans

Short-term bank loans consist of the following loans collateralized by assets of the Company:
	September 30, 2013	December 31, 2012

Loan payable to Huludao Bank, Suizhong branch due on June 28, 2013, bearing interest at 9.465% per annum, collateralized by the buildings, machinery and land usage rights of Huludao Wonder. This loan is currently in default. The Company is negotiating the renewal of the loan with the bank.	$5,416,395	$5,297,907

Loan payable to Bank of Chongqing, Xi'an branch due on March 20, 2013, bearing interest at 8.528% per annum, collateralized by the buildings and land usage rights of SkyPeople (China). This loan was paid off on March 25, 2013.	-	3,181,927

Loan payable to China Construction Bank due on May 15, 2013, bearing interest at 6.56% per annum, collateralized by the buildings and machinery of SkyPeople (China) This loan was paid off on May 15, 2013.	-	2,386,445

Loan payable to China Construction Bank due on May 19, 2014, bearing interest at 6% per annum, collateralized by the buildings of SkyPeople (China)	2,130,774	-

Loan payable to Bank of Xi'an due on May 22, 2013, bearing interest at 8.528% per annum, guaranteed by a third party Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd. This loan was paid off on May 29, 2013.	-	795,482

Loan payable to Bank of Xi'an due on June 17, 2014, bearing interest at 7.8% per annum, guaranteed by a third party Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd.	1,626,545	-

Loan payable to Shanghai Pudong Development Bank due on April 6, 2014, bearing interest at 6.6% per annum, collateralized by the buildings of SkyPeople (China)	4,879,636	-

Loan payable to Bank of Beijing due on July 1, 2014, bearing interest at 7.8% per annum, collateralized by the buildings of a third party, Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd.	4,879,636	-

	$18,932,986	$11,661,761

7.  Related Party Transactions

The Company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. ("Fullmart") for approximately $2,051,500 and $1,776,200 for the nine months ended September 30, 2013 and 2012, respectively. The accounts receivable balances were approximately $1,186,000 and $624,000 as of September 30, 2013 and December 31, 2012, respectively. Fullmart is a company indirectly owned by our Chairman, Mr. Yongke Xue.

8.  Commitments and Contingencies

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On June 20, 2011, plaintiff Benjamin Padnos filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its current and former officers and/or directors, the Company’s former independent auditors Child Van Wagner & Bradshaw, PLLC and BDO Limited, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On August 30, 2011, the Court consolidated the foregoing two actions and appointed Zachary Lewy as Lead Plaintiff. On September 30, 2011, pursuant to the Court’s order, Lead Plaintiff filed a consolidated complaint, which names the Company, Rodman & Renshaw, LLC, BDO Limited, Child Van Wagoner & Bradshaw PLLC and certain of the Company’s current and former directors and/or officers and majority shareholders as defendants, and alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, and the rules promulgated thereunder. The Consolidated Complaint seeks, among other things, compensatory damages, and reasonable costs and expenses incurred in the action. On December 21, 2011, the Company and certain of the individual defendants filed a motion to dismiss the Consolidated Complaint. On May 3, 2012, Lead Plaintiff voluntarily dismissed the claims against BDO Limited and Child Van Wagoner & Bradshaw PLLC. On September 10, 2012, the Court granted in part and denied in part the Company’s motion to dismiss the Consolidated Complaint. On January 11, 2013, defendant Rodman & Renshaw LLC filed for Chapter 11 bankruptcy protection, and, on January 18, 2013, the court imposed an automatic stay on Lead Plaintiff’s claims against Rodman & Renshaw, LLC pursuant to Section 326(a) of the Bankruptcy Code.  The Company believes the allegations against the Company are baseless and has contested the case vigorously.  On June 28, 2013, Lead Plaintiff moved to certify the action as a class action on behalf of classes consisting of (i) all persons who purchased or acquired shares of SkyPeople stock between March 31, 2010, and June 1, 2011, and (ii) all persons who bought shares in, or pursuant and/or traceable to the Company’s registration statement declared effective on August 24, 2010.  Prior to the close of briefing on Lead Plaintiff’s motion for class certification, the parties entered into a class-wide settlement.  The settlement has been preliminarily approved by the Court, and is subject to final approval.  The Company has made no accrual for any potential contingencies.

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

On July 8, 2011, the Company brought suit against Absaroka Capital Management, LLC (“Absaroka”) and its principal Kevin Barnes in the U.S. District Court of Wyoming under the caption SkyPeople, Inc. v. Absaroka Capital Management, LLC, et al., No. 11-cv-238. Absaroka is a purported independent investment analyst who, while holding a short position in our stock, issued a so-called research report (the “Report”) asserting, inter alia, that the Company had inflated revenues. We brought suit alleging three causes of action for libel per se, libel per quod and intentional interference with a prospective business relationship. In or around November, 2011, Absaroka and Barnes brought counterclaims against us for defamation per se, defamation per quod and abuse of process. On June 22, 2012, the Company and Absaroka reached an out-of-court settlement of litigation in the U.S. District Court for the District of Wyoming. The settlement includes a dismissal of all claims and counterclaims filed by the Parties, with neither party admitting any wrongdoing or liability. As part of the settlement agreement, Absaroka has agreed to remove the Report from its website, undertake best efforts to remove the Report from third-party sites, and refrain from issuing any further articles, public statements, or research reports concerning the Company.

Other than the above, from time to time we may be a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

9.  Income Tax

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the nine months ended September 30, 2013 and 2012.

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

The reconciliation of income tax expense at the U.S. statutory rate of 35% in 2013 and 2012, to the Company's effective tax rate is as follows:

	Nine Months Ended September 30,
	2013	2012
U.S. Statutory rate	$3,897,318	$4,745,244
Tax rate difference between China and U.S.	(1,168,760)	(1,450,547)
Change in Valuation Allowance	175,717	331,411
Permanent difference	32,732	83,990
Effective tax rate	$2,937,007	$3,710,098

	Nine Months Ended September 30,
	2013	2012
Current	$3,265,775	$3,567,191
Deferred	(328,768)	142,907
Total	$2,937,007	$3,710,098

10.  Concentrations

(1)	Concentration of customers

Sales to five largest customers accounted for approximately 20% and 29% of our net sales during the nine months ended September 30, 2013 and 2012, respectively. There was no single customer representing 10% of total sales for the nine months ended September 30, 2013 and 2012, respectively.

Sales to our five largest customers accounted for approximately 25% and 30.8% of our net sales during the three months ended September 30, 2013 and 2012, respectively. There was no single customer representing 10% of total sales for the three months ended September 30, 2013 and 2012, respectively.

(2)	Concentration of suppliers

During the nine months ended September 30, 2013, two suppliers accounted for 38% and 12% of our purchases. During nine months ended September 30, 2012, one supplier accounted for 20%, of our purchases. There was no other single supplier representing 10% of purchase during both periods.

During the three months ended September 30, 2013, one supplier accounted for 14% of our purchases. During the three months ended September 30, 2012, one supplier accounted for 21%, of our purchases, respectively. There was no other single supplier representing 10% of purchase during both periods.

10.  Segment Reporting

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

Concentrated fruit juice is used as a basic ingredient for manufacturing juice drinks and as an additive to fruit wine and fruit jam, cosmetics and medicines. The Company sells its concentrated fruit juice to domestic customers and exported directly or via distributors. The Company believes that its main export markets are the United States, the European Union, South Korea, Russia and the Middle East to North America, Europe.  The Company sells its Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. The Company sells its fresh fruit and vegetables to supermarkets and whole sellers in the PRC.

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

(Amount in thousands)
For the Three Months Ended September 30, 2013	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Other	Total
Reportable segment revenue	$102	$328	$6,716	$12,995	$1	$147	$20,289
Inter-segment revenue	(47)	(59)	(560)	(151)	-	-	(817)
Revenue from external customers	55	269	6,156	12,844	1	147	19,472
Segment gross profit	$(20)	$187	$2,213	$4,846	$-	$(9)	$7,217

(Amount in thousands)
For the Three Months Ended September 30, 2012	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Other	Total
Reportable segment revenue	$4,211	$444	$11,382	$10,498	$707	$1,653	$28,895
Inter-segment revenue	(249)	(45)	-	(38)	-		(332)
Revenue from external customers	3,962	399	11,382	10,460	707	1,653	28,563
Segment gross profit	$679	$189	$3,469	$3,951	$218	$19	$8,525

(Amount in thousands)
For the Nine Months Ended September 30, 2013	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Other	Total
Reportable segment revenue	$1,887	$3,818	$12,613	$30,363	$803	$153	$49,637
Inter-segment revenue	(144)	(120)	(600)	(340)	-	-	(1,204)
Revenue from external customers	1,743	3,698	12,013	30,023	803	153	48,433
Segment gross profit	$88	$2,306	$3,933	$11,505	$388	$(8)	$18,212

(Amount in thousands)
For the Nine Months Ended September 30, 2012	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$8,594	$4,885	$20,045	$20,234	$1,295	$3,150	$58,203
Inter-segment revenue	(1,373)	(236)	(162)	(38)	-	-	(1,809)
Revenue from external customers	7,221	4,649	19,883	20,196	1,295	3,150	56,394
Segment gross profit	$1,186	$2,099	$6,709	$6,924	$514	$100	$17,532

The following table reconciles reportable segment profit to the Company’s condensed consolidated income before income tax provision for the three months ended September 30, 2013 and 2012:

	Three Months ended September 30,
	2013	2012
Segment profit	$7,217,264	$8,524,910
Unallocated amounts:
Operating expenses	(2,625,912)	(1,835,445)
Other income/(expenses)	(203,828)	479,996
Income before tax provision	$4,387,524	$7,169,461

	Nine Months ended September 30,
	2013	2012
Segment profit	$18,212,152	$17,532,300
Unallocated amounts:
Operating expenses	(7,186,408)	(5,300,306)
Other income/(expenses)	109,449	1,316,668
Income before tax provision	$11,135,193	$13,548,662

11.  Subsequent Events

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

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and from the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. For the three months ended September 30, 2013, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 33%, 66% and 1% of our revenue, respectively, compared to 56%, 36% and 8%, respectively, for the same period of 2012.

We export our products as well as sell them domestically. We sell our products either through distributors with good credit or to end users directly. We believe that our main export markets are the Asia, North America, Europe, Russia and the Middle East. We sell our other fruit related products to domestic customers.

During the nine months ended September 30, 2013, we exported our Hedetang-branded fruit juice beverages to Mongolia and Canada. We currently market our Hedetang brand fruit beverages in only certain regions of the PRC. We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In particular, we plan to expand our glass bottle production line to produce higher margin portable fruit juice beverages targeting consumers in more populated Chinese cities. Currently we produce six flavors of fruit beverages in 280 ml glass bottles, 418 ml glass and 500 ml glass bottles and BIB package, including apple juice, pear juice, kiwifruit juice, mulberry juice, kiwifruit cider and mulberry cider.  We currently sell our fruit beverages to over 100 distributors and more than 20,000 retail stores in approximately 20 provinces. Our products are sold through distributors in stores such as Hualian Supermarket in Beijing, RT-Mart in Shenyang, Carrefour in Chongqing and Shenyang and Lianhua Supermarket in Shanghai, etc.

We plan to continue to focus on creating new products with high margins to supplement our current product offering.

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverage quality. As of September 30, 2013, we are in the process of building our internal research and development team, and we used to retain external experts and research institutions for additional consultation when necessary. During nine months ended September 30, 2013 and 2012, our research and development expenses were $18,980 and $427,447, respectively. During third quarter of 2013, the Company decided to suspend four research and development contracts that are currently in effect but concentrate on building up a research and development team of itself.

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

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2013, we had spent approximately $12 million on various capital projects in Huludao Wonder as described in projects (4) and (5) below. The following table presents the capital projects on which we currently plan to use the proceeds from this offering. We review these projects and capital expenditures on a quarterly basis based on the market conditions and associated costs of these projects.

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

Yidu Municipal People’s Government is in the process of demolition buildings on project land. During the nine months ended September 30, 2013, the Company has made partial payment of RMB 75 million (approximately $12 million) the consideration to acquire the land use right. The Company is actively working with various bodies of Yidu Municipal People's Government making preparations for the start of the project.

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

During the nine months ended September 30, 2013, the Company has made partial payment of RMB 98 million (approximately $16 million) the consideration to acquire the land use right and construction facilities. The Company is actively working with the Committee making preparations for the start of the project

Suizhong Project

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

During the nine months ended September 30, 2013, the Company finished the feasibility study and submitted detailed project proposal to local government. Both parties decided to continue the project. The Company paid RMB 52 million (approximately $8.5 million) as partial payment to acquire land use right from local government.

Results of Operations

Comparison of Three Months ended September 30, 2013 and 2012:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended September 30, 2013 and 2012, respectively (in thousands):
	Three months ended September 30,		Change
	2013	2012	Amount	%
Concentrated apple juice and apple aroma	$55	$3,962	$(3,907)	(99%)
Concentrated kiwifruit juice and kiwifruit puree	269	399	(130)	(33%)
Concentrated pear juice	6,156	11,382	(5,226)	(46%)
Fruit juice beverages	12,844	10,460	2,384	23%
Fresh fruits and vegetables	1	707	(706)	(100%)
Other	147	1,653	(1,506)	(91%)
Total	$19,472	$28,563	$(9,091)	(32%)

Our gross revenue for the three months ended September 30, 2013 was $19.5 million, a decrease of $9.1 million, or 32%, from $28.6 million for the same period of 2012. This decrease was primarily due to a decrease in sales of all product lines except fruit juice beverages, which generated more sales revenue during the third quarter of 2013 than same period of 2012.

Sales from apple related products decreased by $3.9 million, or 99%, to $0.055 million for the three months ended September 30, 2013, from $4.0 million for the same period of 2012. During the third quarter of 2013, the Company sold approximately 50 tons of concentrated apple juice decreased from approximately 2,050 tons of concentrated apple juice sold in the same period of 2012.

Sales from concentrated kiwifruit juice and kiwifruit puree were $0.269 million for the third quarter of 2013, a decrease of $0.13 million, or 33%, from $0.399 million in the same quarter of 2012. During the three months ended September 30, 2013, the Company sold approximately 221.2 tons of kiwi-related products. During the third quarter of 2012, the Company did not produce any concentrated kiwifruit juice and kiwifruit puree due to a shortage of fresh kiwi supply resulting from seasonal factors, and all sales of concentrated kiwifruit juice and kiwifruit puree were made out of the inventories.

Sales of concentrated pear juice decreased to $6.2 million in the third quarter of 2013, a decrease of $5.2 million, or 46%, from $11.4 million in the same quarter of 2012. During the second quarter of 2013 and 2012, the Company sold 3,802 and 6,000 tons of concentrated pear juice, respectively.

Revenue from our fruit juice beverages in the PRC increased to $12.8 million, an increase of $2.3 million or 23%, from $10.5 million for the same period of 2012, primarily due to bigger market share gained from our continuous efforts of expanding sales channel.

Revenue from our fresh fruits and vegetables in the PRC were $0.001 million and $0.7 for the third quarter of 2013 and 2012, respectively.

Revenue from other products decreased to $0.1 million, a decrease of $1.6 million or 91%, from $1.7 million for the same period of 2012. The amount of sales of other products is expected to be unstable and is generally not indicative of our future sales of other products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended September 30, 2013 and 2012, respectively (in thousands for the gross profit):
	Three months ended September 30,
	2013		2012
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$(20)	(36%)	$679	17%
Concentrated kiwifruit juice and kiwifruit puree	187	70%	189	47%
Concentrated pear juice	2,213	36%	3,469	30%
Fruit juice beverages	4,846	38%	3,951	38%
Fresh fruits and vegetables	-	-	218	31%
Other	(9)	(6% )	19	1%
Total/Overall (for gross margin)	$7,217	37%	$8,525	30%

The consolidated gross profit for the three months ended September 30, 2013 was $7.2 million, a decrease of $1.3 million, or 15%, from $8.5 million for the same period of 2012, primarily due to less amount of gross profit generated from our concentrated pear juice and apple-related products segments.

The consolidated gross profit margin for the three months ended September 30, 2013 was 37%, an increase of 7%, from 30% for the same period of 2012, primarily due to an increase in gross profit margin of concentrated pear juice and kiwi-related products, which was partially offset by a decrease in gross margin of apple-related products and other products.

The gross loss margin of concentrated apple juice and apple aroma was 36% for the three months ended September 30, 2013 compared to a gross profit margin of 17% for the same period of 2012, primarily due to significantly lower selling price of concentrated apple juice.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree increased from 47% for the three months ended September 30, 2012 to 70% for the same period of 2013, primarily due to lower cost of fresh kiwi purchased in three months ended September 30, 2013 as compared to the same period of 2012.

The gross margin of the concentrated pear juice increased from 30% to 36% for third quarter of 2012 to 2013, mainly due to lower cost of raw materials for the current period than that of same period of 2012.

The gross profit margin of our fruit juice beverages remains stable of 38% for the three months ended September 30, 2013 and 2012.

Gross margin for the fruits and vegetables was 31% for the third quarter of 2012, during the same period of 2013, the Company sold minimum fresh fruits and vegetables.

The gross loss margin for other products was 6% for the three months ended September 30, 2013 compared to a gross profit margin of 1% for the same period of 2012. Given the relatively low production volume and sales of other products, the gross profit margin is expected to change from time to time.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended September 30, 2013 and 2012, respectively:

	Three months ended September 30,
	2013		2012
	Amount	% of revenue	Amount	% of revenue
General and administrative	$1,628,699	8%	$960,617	3%
Selling expenses	997,213	5%	732,751	3%
Research and development	-	0%	142,077	0%
Total operating expenses	$2,625,912	13%	$1,835,445	6%

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses increased $790,467 or 43% for the three months ended September 30, 2013 compare to the corresponding period in 2012.

General and administrative expenses increased by $668,082, or 70%, to $1,628,699 for the three months ended September 30, 2013, from $960,617 for the same period of 2012. The increase in general and administrative expenses was mainly due to depreciation for property, plant and equipment in Yingkou that has not been used during the current period charged into general and administrative expenses for approximately $548,000.

Selling expenses increased by $264,462, or 36%, to $997,213 for the three months ended September 30, 2013 from $732,751 for the same period of 2012, mainly due to an increase in the payroll and related expenses as a result of an increase in our headcount to the handle the increased sales of fruit juice beverages.

During the third quarter of 2013, the Company suspended research and development work thus did not incur any research and development costs; comparably, the Company incurred $142,077, research and development expenses for the three months ended September 30, 2012. In the third quarter of 2013, the Company suspended four research and development agreements with research institutions and currently intends to concentrate on building up an internal research and development team.

Income from Operations

Income from operations decreased to $4,591,352, a decrease of 31% or $2,098,113, for the three months ended September 30, 2013 from $6,689,465 for the same period of 2012. The decrease in the income from operations was mainly due to decrease in both revenue as well as gross margin and increase in the operating expenses.

Other Income (Expense)

Other expense was $203,828 for the three months ended September 30, 2013, during the same period of 2012, the Company recognized other income of $479,996, primarily due to a decrease of $421,410 or 68% in subsidy income, which was coupled by an increase of $261,343 or 122% increase in interest expenses. The subsidy income was provided with respect to the value added tax rebates on our exports in the third quarters of 2013 and 2012.

Income Tax

Our provision for income taxes was $1,130,388 and $1,917,425 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $787,037, or 41%. The decrease in tax provision was due to less income before taxes in the third quarter of 2013. Our consolidated income tax rates were 26% and 27% for the three months ended September 30, 2013 and 2012, respectively.

Net Income

Net income was $3,257,136 for the three months ended September 30, 2013, a decrease of $1,994,900, or 38%, from $5,252,036 for same period of 2012, primarily due to the 15% decrease in gross profit, coupled with 43% increase in total operating expenses and other factors discussed above.

Noncontrolling Interests

As of September 30, 2013, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests, which is deducted from our net income, was $243,260 and $219,934 for the three months ended September 30, 2013 and 2012, respectively. The increase in the net income attributable to noncontrolling interests was mainly due to the increase in the net income generated from SkyPeople (China).

Net Income Attributable to SkyPeople Fruit Juice, Inc.

Net income attributable to the Company was $3,013,876 for the three months ended September 30, 2013, a $2,018,226 or 40% decrease from $5,032,102 for the same period of 2012 for the reasons described above.

Comparison of Nine Months ended September 30, 2013 and 2012:

Revenue

The following table presents our consolidated revenues for each of our main products for the nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Nine months ended September 30,		Change
	2013	2012	Amount	%
Concentrated apple juice and apple aroma	$1,743	$7,221	$(5,478)	(76%)
Concentrated kiwifruit juice and kiwifruit puree	3,698	4,649	(951)	(20%)
Concentrated pear juice	12,013	19,883	(7,870)	(40%)
Fruit juice beverages	30,023	20,196	9,827	49%
Fresh fruits and vegetables	803	1,295	(492)	(38%)
Other	153	3,150	(2,997)	(95%)
Total	$48,433	$56,394	$(7,961)	(14%)

Our gross revenue for the nine months ended September 30, 2013 was $48.4 million, a decrease of $8.0 million, or 14%, from $56.4 million for the same period of 2012. This decrease was primarily due to a decrease in sales of all product lines except fruit juice beverages, which generated more sales revenue during the nine months ended September 30, 2013 than same period of 2012.

Sales from apple related products decreased by $5.5 million, or 76%, to $1.7 million for the nine months ended September 30, 2013, from $7.2 million for the same period of 2012. During the nine months ended September 30, 2013, the Company sold approximately 1,060 tons of concentrated apple juice decreased from approximately 3,736 tons of concentrated apple juice sold in the same period of 2012.

Sales from concentrated kiwifruit juice and kiwifruit puree were $3.7 million for the nine months ended September 30, 2013, a decrease of $1.0 million, or 20%, from $4.7 million in the same period of 2012, primarily due to decrease in both amount sold and unit price.

Sales of concentrated pear juice decreased to $12 million during the nine months ended September 30, 2013, a decrease of $7.9 million, or 40%, from $19.9 million in the same period of 2012. During the nine months ended September 30, 2013 and 2012, the Company sold 7,701 and 11,085 tons of concentrated pear juice, respectively.

Revenue from our fruit juice beverages in the PRC increased to $30.0 million, an increase of $10 million or 49%, from $20 million for the same period of 2012, primarily due to bigger market share gained from our continuous efforts of expanding sales channel.

Revenue from our fresh fruits and vegetables in the PRC were $0.8 and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Revenue from other products decreased to $0.2 million, a decrease of $3 million or 95%, from $3.2 million for the same period of 2012. The amount of sales of other products is expected to be unstable and is generally not indicative of our future sales of other products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the nine months ended September 30, 2013 and 2012, respectively (in thousands for the gross profit):

	Nine months ended September 30,
	2013		2012
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$88	5%	$1,186	16%
Concentrated kiwifruit juice and kiwifruit puree	2,306	62%	2,099	45%
Concentrated pear juice	3,933	33%	6,709	34%
Fruit juice beverages	11,505	38%	6,924	34%
Fresh fruits and vegetables	388	48%	514	40%
Other	(8)	(5%)	100	3%
Total/Overall (for gross margin)	$18,212	38%	$17,532	31%

The consolidated gross profit for the nine months ended September 30, 2013 was $18.2 million, an increase of $0.7 million, or 4%, from $17.5 million for the same period of 2012, primarily due to increased amount of gross profit generated from our kiwi-related products and fruit juice beverages.

The consolidated gross profit margin for the nine months ended September 30, 2013 and 2012 was 38% and 31%, respectively, primarily due to increased amount of gross profit generated, which was partially offset by increased amount of revenue. During the nine months ended September 30, 2013, gross margin of kiwi-related products, fruit juice beverages and fresh fruit and vegetable increased; however, gross margin of concentrated apple juice and apple aroma, concentrated pear juice and other products decreased.

The gross margin of concentrated the apple juice and apple aroma decreased to 5% for the nine months ended September 30, 2013 from 16% for the same period of 2012, primarily due to lower selling price of concentrated apple juice.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree increased from 45% for the nine months ended September 30, 2012 to 62% for the same period of 2013, primarily due to lower cost of fresh kiwi purchased in nine months ended September 30, 2013 as compared to the same period of 2012.

The gross margin of the concentrated pear juice decreased from slightly from 34% to 33% for nine months ended September 30, 2012 to the same period of 2013.

The gross profit margin of our fruit juice beverages increased from 34% for the nine months ended September 30, 2012, to 38% for the same period of 2013, primarily due to lower cost of packaging materials and auxiliary materials purchased in the nine months ended September 30, 2013 as compared to the same period of 2012.

Gross margin for the fruits and vegetables was 48% and 40% for the nine months ended September 30, 2013 and 2012, respectively.

The gross loss margin for other products was 5% for the nine months ended September 30, 2013; compared to a gross profit margin of 3% for the same period of 2012. Given the relatively low production volume and sales of other products, the gross profit margin is expected to change from time to time.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the nine months ended September 30, 2013 and 2012, respectively:

	Nine months ended September 30,
	2013		2012
	Amount	% of revenue	Amount	% of revenue
General and administrative	$4,216,128	9%	3,092,992	5%
Selling expenses	2,951,300	6%	1,779,867	3%
Research and development	18,980	<1%	427,447	1%
Total operating expenses	$7,186,408	15%	5,300,306	9%

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses increased $1,886,102 or 36% for the nine months ended September 30, 2013 compared to the corresponding period in 2012.

General and administrative expenses increased to $4,216,128, representing 9% of our revenue for the nine months ended September 30, 2013, from $3,092,992 or 5% of revenue for the nine months ended September 30, 2012, respectively. The increase in general and administrative expenses was mainly due to increased amount of legal fees related to our current pending litigation and depreciation for property, plant and equipment in Yingkou that has not been used during the current period charged into general and administrative expenses for approximately $548,000.

Selling expenses increased to $2,951,300, or 6% of our revenue, from $1,779,867 or 3% of revenue for the nine months ended September 30, 2013 and 2012, respectively. The increase in selling expenses mainly due to an increase in the payroll and related expenses as a result of an increase in our headcount to the handle the increased sales of fruit juice beverages.

During the nine months ended September 30, 2013, the Company incurred $18,980 and $427,447 research and development expense. In the third quarter of 2013, the Company suspended four research and development agreements with research institutions and currently intends to concentrate on building up an internal research and development team.

Income from Operations

Income from operations decreased to $11,025,744, a decrease of 10% or $1,206,250, for the nine months ended September 30, 2013 from $12,231,994 for the same period of 2012. The decrease in the income from operations was mainly due to decrease in revenue and an increased amount of operating expenses.

Other Income (Expense)

Other income, net was $109,449 for the nine months ended September 30, 2013, a decrease of $1,207,219 or 92% from other income of $1,316,668 in the same period of 2012, primarily due to a decrease of $717,708 in subsidy income and an increase of $486,255 of interest expenses. The subsidy income was provided with respect to the value added tax rebates on our exports in the nine months ended September 30, 2013 and 2012.

Income Tax

Our provision for income taxes was $2,937,007 and $3,710,098 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $773,091. The decrease in tax provision was due to decreased amount of income before taxes in the nine months ended September 30, 2013. Our consolidated income tax rates were 26% and 27% for the nine months ended September 30, 2013 and 2012, respectively.

Net Income

Net income was $8,198,186 for the nine months ended September 30, 2013, a decrease of $1,640,378, or 17%, from $9,838,564 for same period of 2012, primarily due to the 36% increase in total operating expenses, which was partially offset by a 4% increase in gross profit and other factors discussed above.

Noncontrolling Interests

As of September 30, 2013, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests, which is deducted from our net income, was $686,120 and $486,653 for the nine months ended September 30, 2013 and 2012, respectively. The increase in the net income attributable to noncontrolling interests was mainly due to the increase in the net income generated from SkyPeople (China).

Net Income Attributable to SkyPeople Fruit Juice, Inc.

Net income attributable to the Company was $7,512,066 for the nine months ended September 30, 2013, a $1,839,845 or 20% decrease from $9,351,911 for the same period of 2012 for the reasons described above.

Liquidity and Capital Resources

As of September 30, 2013, we had cash, cash equivalents of $87,176,550, an increase of $9,616,272, or 12%, from $77,560,278 as of December 31, 2012. We expect the projected cash flows from operation, anticipated cash receipts, cash on hand, and trade credit to provide necessary capital to meet our projected operating cash requirements at least for the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $77,818,522 as of September 30, 2013, a decrease of $25,050,037, from working capital of $102,868,559 as of December 31, 2012, mainly due to an increase in short-term bank loans and loans from related party and decrease of accounts receivables. During the nine months ended September 30, 2013, our operating activities generated net cash inflow of $31,382,490, an increase of $11,115,391 or 55% from $20,267,099, net cash inflow from operating activities of same period of 2012.

During the nine months ended September 30, 2013, our investing activities used net cash of $39,194,760, including $36,604,084 of deposits to land use right, as compared to $1,204,179 in the same period of 2012.

During the nine months ended September 30, 2013, our financing activities generated net cash inflow of $15,610,374, as compare to $5,194,273 in the same period of 2012.

On February 18, 2013, SkyPeople (China) entered into a loan agreement with SkyPeople International Holdings Group Limited (the "Lender"). The Lender indirectly holds 50.2% interest in the Company. Mr. Yongke Xue ("Y. K. Xue"), the Chairman of the board of directors of the Company (the "Board"), and Mr. Hongke Xue, the newly elected Chief Executive Officer of the Company and director of the Board, indirectly and beneficially own 80.0% and 9.4% of equity interest in the Lender, respectively. Pursuant to the Agreement, the Lender agrees to extend to the Company a one-year unsecured term loan with a principal amount of $8.0 million at an interest rate of 6% per annum. During nine months ended September 30, 2013, the Company received $8.0 million from the Lender.

During the nine months ended September 30, 2013, the Company borrowed $13,649,887 and repaid $6,715,275 bank loans; comparably, during the same period of 2012, the Company borrowed $6,332,120 and repaid $1,137,847 bank loans.

Off-balance sheet arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures were completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the three months ended September 30, 2013.

Changes in Internal Controls Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On June 20, 2011, plaintiff Benjamin Padnos filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its current and former officers and/or directors, the Company’s former independent auditors Child Van Wagner & Bradshaw, PLLC and BDO Limited, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On August 30, 2011, the Court consolidated the foregoing two actions and appointed Zachary Lewy as Lead Plaintiff. On September 30, 2011, pursuant to the Court’s order, Lead Plaintiff filed a consolidated complaint, which names the Company, Rodman & Renshaw, LLC, BDO Limited, Child Van Wagoner & Bradshaw PLLC and certain of the Company’s current and former directors and/or officers and majority shareholders as defendants, and alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, and the rules promulgated thereunder. The Consolidated Complaint seeks, among other things, compensatory damages, and reasonable costs and expenses incurred in the action. On December 21, 2011, the Company and certain of the individual defendants filed a motion to dismiss the Consolidated Complaint. On May 3, 2012, Lead Plaintiff voluntarily dismissed the claims against BDO Limited and Child Van Wagoner & Bradshaw PLLC. On September 10, 2012, the Court granted in part and denied in part the Company’s motion to dismiss the Consolidated Complaint. On January 11, 2013, defendant Rodman & Renshaw LLC filed for Chapter 11 bankruptcy protection, and, on January 18, 2013, the court imposed an automatic stay on Lead Plaintiff’s claims against Rodman & Renshaw, LLC pursuant to Section 326(a) of the Bankruptcy Code.  The Company believes the allegations against the Company are baseless and has contested the case vigorously.  On June 28, 2013, Lead Plaintiff moved to certify the action as a class action on behalf of classes consisting of (i) all persons who purchased or acquired shares of SkyPeople stock between March 31, 2010, and June 1, 2011, and (ii) all persons who bought shares in, or pursuant and/or traceable to the Company’s registration statement declared effective on August 24, 2010.  Prior to the close of briefing on Lead Plaintiff’s motion for class certification, the parties entered into a class-wide settlement.  The settlement has been preliminarily approved by the Court, and is subject to final approval.  The Company has made no accrual for any potential contingencies.

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

On July 8, 2011, the Company brought suit against Absaroka Capital Management, LLC (“Absaroka”) and its principal Kevin Barnes in the U.S. District Court of Wyoming under the caption SkyPeople, Inc. v. Absaroka Capital Management, LLC, et al., No. 11-cv-238. Absaroka is a purported independent investment analyst who, while holding a short position in our stock, issued a so-called research report (the “Report”) asserting, inter alia, that the Company had inflated revenues. We brought suit alleging three causes of action for libel per se, libel per quod and intentional interference with a prospective business relationship. In or around November, 2011, Absaroka and Barnes brought counterclaims against us for defamation per se, defamation per quod and abuse of process. On June 22, 2012, the Company and Absaroka reached an out-of-court settlement of litigation in the U.S. District Court for the District of Wyoming. The settlement includes a dismissal of all claims and counterclaims filed by the Parties, with neither party admitting any wrongdoing or liability. As part of the settlement agreement, Absaroka has agreed to remove the Report from its website, undertake best efforts to remove the Report from third-party sites, and refrain from issuing any further articles, public statements, or research reports concerning the Company.

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
November 12, 2013

By:	/s/ Xin Ma
Xin Ma Chief Financial Officer
(Principal Financial and Accounting Officer)
November 12, 2013