Form 10-K
period 2013-12-31
SkyPeople Fruit Juice, Inc
filed 2014-03-31
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant, based upon the closing price of $2.02 per share for shares of the registrant’s Common Stock on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NASDAQ Global Market, was approximately $26.9 million. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including outstanding shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 28, 2014 was 26,661,499.

SKYPEOPLE FRUIT JUICE, INC.
Annual Report on Form 10-K for Fiscal Year Ended December 31, 2013

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“Annual Report”) of SkyPeople Fruit Juice, Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, among others, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

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

PART I

ITEM 1 – BUSINESS

Overview

We are a holding company incorporated under the laws of Florida. We have two direct wholly owned subsidiaries: Pacific Industry Holding Group Co., Ltd., (“Pacific”), a company incorporated under the laws of the Republic of Vanuatu, and Harmony MN Inc., (“Harmony”), a company organized under the laws of Delaware. Pacific holds 100% equity interest of SkyPeople Juice International Holding (HK) Ltd. (“SkyPeople International”), a company organized under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong”). SkyPeople International holds 99.78% of the equity interest of SkyPeople Juice Group Co., Ltd., (“SkyPeople (China)”), a company incorporated under the laws of the PRC. SkyPeople (China) has six direct subsidiaries, all limited liability companies organized under the laws of the PRC: (i) Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd., (“Shaanxi Qiyiwangguo”), (ii) Huludao Wonder Fruit Co., Ltd., (“Huludao Wonder”), (iii) Yingkou Trusty Fruits Co., Ltd., (“Yingkou”), (iv) SkyPeople Juice Group Yidu Orange Products Co. Ltd., (“Orange Products”), (v) “Hedetang Fruit Juice Beverage (Yidu) Co., Ltd., (“Hedetang Juice Beverages”), (vi) SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd., (“SkyPeople Suizhong”), (vii) SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. (“Kiwi Fruit & Farm Products”) and Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”)

Products and Market

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

We were recognized and certified as the Hi-Tech Enterprise jointly by Shaanxi Department of Science and Technology, Department of Finance, Bureau of National Taxation and Bureau of Local Taxation in August 2009. The valid period of this certificate is for three years and was renewed for a valid period from October 22, 2012 to October 22, 2015. The Leading Enterprise of the China Food Industry by the China National Food Industry Association from 2005 to 2008, the Leading Agricultural Commercialization Enterprise of Shaanxi Province by Shaanxi Agricultural Bureau in 2012, the Enterprise with Essential Technology Innovation by the Department of Science and Technology of Shaanxi Province in 2010. Our Company was granted an AA level Certificate of the Standard and Good Conduct Enterprise by the Standardization Administration of China (“SAC”) in February 2012, and a Best Small and Middle Enterprises by Forbes China in 2011. Our concentrated pear juice and concentrated kiwi juice were awarded the Most Famous Products in Shaanxi Province by the People’s Government of Shaanxi in February 2012. The certificate was renewed in 2011; the period of validity of new certificate is from December 2011 to December 2014. Our fruit juice concentrates, which primarily include apple, pear and kiwi are sold to domestic customers and exported directly or via distributors to Asia, North America, Europe, Russia and the Middle East. We sell our Hedetang branded bottled fruit beverages domestically, primarily to supermarkets in the PRC. Our brand name “Hedetang” was awarded the Most Famous Brand in Shaanxi Province by the Shaanxi Administration Bureau for Industry and Commerce, this award will expire in December 2015. In March 2013, SkyPeople (China) was awarded Creative Enterprise of the Year on the 88th China Food & Drinks Fair (CFDF).

In 2013, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented approximately 48%, 50%, 1% and 1% of our revenue, respectively, compared to 60%, 27%, 7% and 6%, respectively, in 2012.

Specialty fruit juices, or “small breed” fruit juices, are juices squeezed from fruits that are grown in relatively small quantities such as kiwi juice, mulberry juice, turnjujube juice and pomegranate juice. Currently, our specialty juice beverage offering includes pear juice, kiwi juice and mulberry juice. By the end of 2013, we possess 19 patents and proprietary technologies in the processing technology of specialty fruit juice and gained a number of honors and qualifications in the fruit juice industry. We believe that we are currently one of the few companies able to produce specialty fruit juices on a large scale in the PRC, and we believe that we are a leading specialty fruit juice producer in the PRC.

Our revenue has increased significantly from 2006 to 2010 with revenue of approximately $17.4 million in 2006, approximately $29.4 million in 2007, approximately $41.7 million in 2008, approximately $59.2 million in 2009 and approximately $93.2 million in 2010. In 2011, our revenue decreased by 9.9% to $84.0 million as compared to the prior year. In 2012, our revenue increased by 22% to $102 million. In 2013, our revenue decreased 23% to $79.0 million.

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

(6)
SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. (“Kiwi Fruit & Farm Products”) was established on April 19, 2013. Its scope of business includes preliminary processing of agricultural and subsidiary products; establishment of trading market, etc.

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

On March 13, 2012, we established Hedetang Fruit Juice Beverages (Yidu) Co., Ltd. (“Hedetang Juice Beverages”) to engage the business of production and sales of fruit juice beverages.

On April 26, 2012 we established SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. (“SkyPeople Suizhong”) to engage in the business of initial processing, quick-frozen and sales of agricultural products and related by-products.

On April 19, 2013, we established SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. (“Kiwi Fruit & Farm Products”) to engage in preliminary processing of agricultural and subsidiary products; establishment of trading market, etc.

On April 19, 2013, we established Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”) to engage in the business of producing kiwi fruit juice, kiwi puree and cider beverages, etc.

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

The gross margins for our fruit beverages were 37% and 34% in fiscal years 2013 and 2012, respectively.

Currently we produce six flavors of fruit beverages in 280 ml glass bottles, 418 ml glass bottles and 500 ml glass bottles as well as BIB (“Bag in Box”) package, including apple juice, pear juice, kiwifruit juice, mulberry juice, peach juice and pomegranate juice.  We currently sell our fruit beverages to over 100 distributors and more than 20,000 retail stores in approximately 29 provinces. Our products are sold through distributors in stores such as Yonghui Supermarket in Beijing, RT-Mart in Shenyang, Carrefour in Chongqing and Shenyang and GMS Supermarket in Shanghai, etc.

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

The gross margins for our other fruit-related products were 33% and 43% in fiscal years 2013 and 2012, respectively.

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

Research and Development

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverages. Our Research and Development Center of SkyPeople (China) was certified as the Provincial Industrial Research & Development Center jointly by six provincial institutions of Shaanxi Provincial People’s Government, including the Department of Communications, the Department of Science and Technology, the Department of Finance, the Bureau of National Taxation, the Bureau of Local Taxation and Xi’an Customs in December 2009. Our research and development effort emphasizes the design and development of our processing technology with the goal of decreasing processing costs, optimizing our production capabilities and maintaining product quality. We intend to continue to invest in research and development to respond to and anticipate customer needs. Our research and development costs were $20,183 in fiscal 2013, as compared to $570,278 in fiscal year 2012. In 2013, the Company suspended four research and development agreements with research institutions and currently intends to concentrate on building up an internal research and development team of approximately 30 employees.

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

Intellectual Property

SkyPeople (China) currently possesses six proprietary technologies, including the technologies to:

•	Produce concentrated clear kiwifruit juice;

•	Produce a mulberry cider beverage;

•	Produce apricot juice concentrates;

•	Produce cherry tomato juice concentrates;

•	Produce sea-buckthorn juice concentrates; and

•	Produce wolfberry juice concentrates

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

We believe that our continued success and competitive status depend largely on our proprietary technology and ability to innovate. We have taken the required measures to protect the confidentiality of our proprietary technologies and processes. We rely on a combination of know-how, patent and trade secret laws, as well as confidentiality agreements to protect our proprietary rights. We will take the necessary action to seek remuneration if we believe our intellectual property rights have been infringed upon. As of December 31, 2013, we held nine active patents granted by SIPO related to breaking up and separating fruit peel; removing fruit peel and fruit hair; production of various concentrated fruit juice; and bottle tags, respectively. These patents have duration of 10 years, and will expire.

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

Employees

As of December 31, 2013, we had approximately 720 full-time employees and approximately 110 part-time employees, all of whom are located in the PRC. None of our employees are covered by a collective bargaining agreement. We believe that we have a good relationship with our employees.

ITEM 1A – RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. In addition to the following risk factors, you should carefully consider the risks, uncertainties and assumptions discussed herein, and in other documents that the Company subsequently files with the Securities and Exchange Commission, (the “Commission” or the “SEC”),  that update, supplement or supersede such information for which documents are incorporated by reference into this Report. Additional risks not presently known to the Company, or which the Company considers immaterial based on information currently available, may also materially adversely affect the Company’s business. If any of the events anticipated by the risks described herein occur, the Company’s business, cash flow, results of operations and financial condition could be adversely affected, which could result in a decline in the market price of the Company’s common stock, causing you to lose all or part of your investment.

Risks Related to Our Business

We may not be able to effectively control and manage our growth, and a failure to do so could adversely affect our operations and financial condition.

Our revenue increased significantly from 2006 to 2010 with revenue of approximately $17.4 million in 2006, approximately $29.4 million in 2007, approximately $41.7 million in 2008, approximately $59.2 million in 2009, approximately $93.2 million in 2010. In 2011, our revenue decreased by 9.9% to $84.0 million as compared to the prior year. In 2012, our revenue increased by 22% to $102 million. In 2013, our revenue decreased 23% to $79.0 million. If our business and markets continue to experience significant growth, we will need to expand our business to maintain our competitive position. We may face challenges in managing and financing expansion of our business, facilities and product offerings, including challenges relating to integration of acquired businesses and increased demands on our management team, employees and facilities. Failure to effectively deal with increased demands on us could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies. Other challenges involved with expansion, acquisitions and operation include:

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

Our business may be adversely affected by weather and environmental factors beyond our control, such as adverse weather conditions during the growing or squeezing seasons. A significant reduction in the quantity or quality of fresh fruit harvested resulting from adverse weather conditions, disease or other factors could result in increased per unit processing costs and decreased production, with adverse financial consequences to us. During 2013, due to unexpected weather conditions, the amount of apple output in Northeast China was lower than usual, which in turn resulted in higher raw material costs for apple. As a consequence, our Yingkou factory did not produce concentrated apple juice during the year, which is one of the reasons for the decreased amount of revenue.

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

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. While we depend on the abilities and participation of our current management team generally, we rely particularly upon Mr. Yongke Xue, Chairman of the Company’s Board of Directors (the “Board”), Mr. Hongke Xue, our chief executive officer (“CEO”); and Mr. Xin Ma, our chief financial officer (“CFO”). The loss of the services of Mr. Yongke Xue, Mr. Hongke Xue or Mr. Xin Ma for any reason could significantly adversely impact our business and results of operations. Competition for senior management and senior technology personnel in the PRC is intense and the pool of qualified candidates is very limited. Accordingly, we cannot guarantee that the services of our senior executives and other key personnel will continue to be available to us, or that we will be able to find a suitable replacement for them if they were to leave.

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

The rapid growth of China’s economy has been uneven among economic sectors and geographic regions of the country. China’s economy grew at an annual rate of 7.65% in 2012, as measured by the year-over-year change in gross domestic product, or GDP, according to the National Bureau of Statistics of China. Rapid economic growth can lead to growth in the money supply and rising inflation. The inflation rate in China was approximately 3.25% in 2012, as reported by National Bureau of Statistics, and is expected to increase. If prices for our products and services fail to rise at a rate sufficient to compensate for the increased costs of supplies, such as raw materials, due to inflation, it may have an adverse effect on our profitability.

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

Certain of our subsidiaries have received government subsidies from local governments. We recognized $1.9 million and $0.9 million in government subsidies for fiscal years 2021 and 2011, respectively. Past government grants or subsidies are not indicative of what we will obtain in the future. We cannot guarantee that we will continue to be eligible for government grants or other forms of government support. In the event that we are no longer eligible for grants, subsidies or other government support, our business and financial condition could be adversely affected.

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

Our acquisition of SkyPeople (China) could constitute a Round-trip Investment under the 2006 M&A Rules.

Prior to obtaining the MofCom approval on September 3, 2007 and Xi’an AIC approval on October 18, 2007, and prior to the full payment of the purchase price by Pacific for 99% of SkyPeople (China)’s capital stock, SkyPeople (China) was a PRC business some of whose shareholders were PRC individuals including Hongke Xue, chairman of SkyPeople (China). When Pacific was incorporated on November 30, 2006 and when the SkyPeople (China) acquisition was approved, none of the shareholders of Pacific were PRC citizens. Immediately after the consummation of the share exchange, shareholders of Pacific became our shareholders, including Fancylight, our controlling shareholder. To incentivize Mr. Hongke Xue in connection with the continuous development of SkyPeople (China)’s business, a call option agreement was entered into between Fancylight and Mr. Hongke Xue on February 25, 2008 pursuant to which Mr. Xue had the opportunity to acquire a majority of our Common Stock held by Fancylight. Mr. Xue and Fancylight also entered into a voting trust agreement pursuant to which Mr. Xue has the right to vote such shares on Fancylight’s behalf.

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

Additionally, the 2006 M&A Rules also purport to require that an offshore special purpose vehicle (“ SPV”) formed for listing purposes and controlled directly or indirectly by PRC companies or individuals shall obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear, with no consensus currently existing regarding the scope and applicability of the CSRC approval requirement. Given that we established our PRC subsidiaries by means of direct investments, we believe that these regulations do not require an application to be submitted to the CSRC for the approval of the listing and trading of our stock on the NASDQ Global Equities, unless we are clearly required to do so by subsequently promulgated rules of the CSRC. If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for the offerings, we may need to apply for a remedial approval from the CSRC and may be subject to certain administrative punishments or other sanctions from these regulatory agencies. The regulatory agencies may take actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our stock.

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

We are authorized to issue 10,000,000 shares of preferred stock. The Board is authorized under our articles of incorporation, as amended, to provide for the issuance of shares of preferred stock by resolution and by filing a certificate of designations under Florida law, to fix the designation, powers, preferences and rights of the shares of each such series of preferred stock and the qualifications, limitations or restrictions thereof without any further vote or action by the shareholders. The Board previously designated and issued 1,000,000 shares of Series A preferred stock which were automatically converted into our Common Stock upon the effective date of our two-for-three reverse split and returned to the status of authorized and unissued shares of preferred stock following the reverse split. As of March 25, 2014 there were no shares of Series A preferred stock issued and outstanding. Any shares of preferred stock that are issued are likely to have priority over our Common Stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized under certain circumstances as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids to acquire us and thereby prevent shareholders from receiving the maximum value for their shares. We have no present intention to issue any additional shares of preferred stock in order to discourage or delay a change of control or for any other reason. However, there can be no assurance that preferred stock will not be issued at some time in the future.

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

Location	Products	Operator	Size	Land Use Rights Expiration Date
16th Floor, China Development Bank Tower, No. 2 Gaoxin 1st Road, Hi-Tech Industrial Zone, Xi’an, Shaanxi Province	Headquarters	N/A	1,425.96 square meters	*
Sanqu Town, Jingyang County, Xianyang City, Shaanxi Province	Concentrated apple and pear juice and concentrated kiwifruit juice	SkyPeople (China)	34,476.04 square meters	December 27, 2056
Siqun Village, Mazhao Town, Zhouzhi County, Xi’an City, Shaanxi Province	Kiwifruit puree, concentrated kiwifruit puree, and fruit beverages	Shaanxi Qiyiwangguo	23,599.78 square meters and 34,335.05 square meters	December 5, 2048 November 14, 2048
Hujia Village, Gaotai Town, Suizhong County, Huludao, Liaoning Province	Concentrated apple and pear juice and apple aroma, fruit juice beverages	Huludao Wonder	86,325	April 20, 2054
Yuton Village, Shizijie Town, Gaizhou , Liaoning Province	Concentrated apple juice and apple aroma	Yingkou	20,732	April 5, 2055

* Our certificate of this facility does not indicate any expiration date, although the usage of this property shall not exceed 50 years under the PRC law.

We believe that our current offices and facilities are adequate to meet our needs, and that additional facilities will be available for lease, if necessary, to meet our future needs.

ITEM 3 – LEGAL PROCEEDINGS

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On June 20, 2011, plaintiff Benjamin Padnos filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its current and former officers and/or directors, the Company’s former independent auditors Child Van Wagner & Bradshaw, PLLC and BDO Limited, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On August 30, 2011, the Court consolidated the foregoing two actions and appointed Zachary Lewy as lead plaintiff. On September 30, 2011, pursuant to the Court’s order, Lead Plaintiff filed a consolidated complaint, which names the Company, Rodman & Renshaw, LLC, BDO Limited, Child Van Wagoner & Bradshaw PLLC and certain of the Company’s current and former directors and/or officers and majority shareholders as defendants, and alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, and the rules promulgated thereunder. The Consolidated Complaint seeks, among other things, compensatory damages, and reasonable costs and expenses incurred in the action. On December 21, 2011, the Company and certain of the individual defendants filed a motion to dismiss the Consolidated Complaint. On May 3, 2012, Lead Plaintiff voluntarily dismissed the claims against BDO Limited and Child Van Wagoner & Bradshaw PLLC. On September 10, 2012, the Court granted in part and denied in part the Company’s motion to dismiss the Consolidated Complaint. On January 11, 2013, defendant Rodman & Renshaw LLC filed for Chapter 11 bankruptcy protection, and, on January 18, 2013 the court imposed an automatic stay on Plaintiffs claims against Rodman pursuant to Section 326(a) of the Bankruptcy Code. The parties settled this matter by the Company agreeing to contribute $2,200,000 into a settlement fund to pay class members (the “Settlement”).  On January 27, 2014, the Court entered an order approving the Settlement, certifying the class for settlement purposes and dismissing the suit with prejudice.

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

2013	High	Low
First quarter	$2.9	$2.00
Second quarter	$2.52	$1.95
Third quarter	$2.49	$1.76
Fourth quarter	$2.25	$1.70

2012	High	Low
First quarter	$1.85	$1.46
Second quarter	$1.88	$1.45
Third quarter	$1.75	$1.33
Fourth quarter	$2.17	$1.55

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

Stockholders

As of December 31, 2013, there were 26,661,499 shares of our Common Stock issued and outstanding, and we had approximately 71 record holders of our Common Stock, not including holders who hold their shares under street name.

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

Recent Sales of Unregistered Securities; use of proceeds from registered securities

The Company has not made any sale of unregistered securities during the fiscal year ended December 31, 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2011, we had spent approximately $18.6 million on various capital projects in Huludao Wonder. For more details related to the use of proceeds from the public offering in 2010, please see the section entitled “Capital Projects” under “Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations”.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2013, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

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

Overview

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and from the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. In 2013, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented approximately 48%, 50%, 1% and 1% of our revenue, respectively, compared to 60%, 27%, 7% and 6%, respectively, in 2012.

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

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverage quality. In 2013 and 2012, our research and development expenses were $20,183 and $570,278, respectively. In 2013, the Company suspended four research and development agreements with research institutions and currently intends to concentrate on building up an internal research and development team.

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

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2011, we had spent approximately $18.6 million on various capital projects in Huludao Wonder as described in projects (4) and (5) below. The following table presents the capital projects on which we currently plan to use the proceeds from this offering. We review these projects and capital expenditures on a quarterly basis based on the market conditions and associated costs of these projects.

Capital Projects

Subsidiary	No.	Priority Projects	Progress	Estimated capital expenditure (in Millions)
SkyPeople Suizhong	(1)	Construction of a refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables	The design of the facility has been completed. Construction has started during the third quarter of 2012. The Company suspended the construction of the refrigeration storage unit to apply land use right certificate from local government. It is expected that the certificate of land use right will be granted to the Company in 2014.	$2.7
Huludao Wonder	(2)	Construction of concentrated fruit juice mixing center	The design of the facility has been completed. The first stage of construction has started. During the fourth quarter of 2012, the civil work has been completed. The Company is currently in the process of purchasing equipment. The project was completed in 2013.	1.9
Huludao Wonder	(3)	Construction of a 30 ton/hour comprehensive fruits and vegetables processing line	The construction of this 30 ton/hour comprehensive fruits and vegetables processing line was delayed. The installation and adjustment of machinery has been completed during the fourth quarter of 2012. The project was completed in 3013.	3
Huludao Wonder	(4)	Construction of a fruit juice beverage production line of 6,000 bottles/hour	The construction of the production line was completed and the production line commenced operation in the second quarter of 2012.	3
Huludao Wonder	(5)	Environmental project (waste water treatment facility for concentrated apple juice production line)	The construction of the environmental project was completed in the third quarter of 2012.	8
Total Capital Expenditure				$18.6

(1)
Our initial plan was to construct both the refrigeration storage (see Project (1) above) and fruit juice mixing center (see Project (2) above) in Huludao, Liaoning Province, for which the original estimated total capital expenditure was $4.4 million. We initially planned to start the construction of the refrigeration storage unit and a concentrated fruit juice-mixing center in the fourth quarter of 2011. However, the construction of the refrigeration storage unit has been delayed due to a change of plan. Management concluded that it is in the best interest of the Company to build the refrigeration storage unit in Suizhong, Liaoning Province, which is in close geographic proximity of Huludao Wonder in Liaoning Province. The total estimated capital expenditure for Projects (1) and (2) based on the changed plan is expected to be $4.6 million. The Company is now in the process of evaluating the new plan and in negotiation with the local government to acquire land use right for approximately 7.8 acres for consideration of approximately$290,000 per acre. In April 2012, the Company paid partial consideration of approximately $1,200,000. As of the date of this report, the certificate of land use right has not been granted to the Company. The Company suspended the construction of the refrigeration storage unit to apply land use right certificate from local government. It is expected that the certificate of land use right will be granted to the Company in the second quarter of 2014.

(2)
The fruit juice-mixing center will be built in Huludao Wonder. The design of the fruit juice-mixing center has been completed. The first stage of construction has started. During the fourth quarter of 2012, the civil work has been completed. The project was completed in 2013.

(3)
Our initial plan was to construct a 50 ton/hour concentrated apple juice production line in Huludao Wonder. We later decided to cancel the plan due to certain amendment to the Catalogue of Industry Structure Adjustment effective in June 2011, which classified concentrated apple juice business in the category of Restricted Industry. To avoid exposure to potential government restrictions on the expansion of this industry by, among other things, putting limitations on the increase in production capacity, increasing the product quality standard, reducing government financial support, we decided to change our existing 30 ton/hour concentrated apple juice line into a 30 ton/hour comprehensive fruits and vegetables processing line by adding additional equipment and machinery. The 30 ton/hour comprehensive fruits and vegetables processing line is expected to process a variety of fruits and vegetables (including apple, pear, and other fruits and vegetables) into juices. The estimated investment for this project is $3.0 million. We believe that this project could provide us more flexibility. The project was completed in 2013.

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

Yidu Municipal People’s Government is in the process of demolition buildings on project land. During 2013, the Company has made partial payment of RMB 77 million (approximately $12.4 million) the consideration to acquire the land use right. The Company is actively working with various bodies of Yidu Municipal People's Government making preparations for the start of the project.

Investment/Service Agreement with Mei County National Kiwi Fruit Wholesale Trading Center

On April 3, 2013, SkyPeople (China) entered into an Investment Agreement with the Managing Committee of Mei County National Kiwi Fruit Wholesale Trading Center (the "Committee").  The Committee has been authorized by the People’s Government of Mei County to be in charge of the construction and administration of the Mei County National Kiwi Fruit Wholesale Trading Center (the “Trading Center”).

Under the Investment Agreement, the parties agreed to invest and establish a kiwi fruit comprehensive deep processing zone and kiwi fruit and fruit-related materials trading zone in Yangjia Village, Changxing Town of Mei County with a total planned area of total planned area of 286 mu (approximately 47 acres) (the “Project”).

Pursuant to the Investment Agreement, the Company will be responsible for the construction and financing of the Project with a total investment of RMB 445.6 million (approximately $ 71.9 million) in buildings and equipment.  In addition, the Company agreed to pay for the land use rights for the Project land a fee of RMB 0.3 million per mu.  The Committee is responsible for financing and constructing the basic infrastructure surrounding the Project, such as the main water supply, main water drainage, natural gas, electricity, sewage, access roads to the Project, natural gas and communications networks.

During 2013, the Company has made partial payment of RMB 200 million (approximately $32 million) the consideration to acquire the land use right and purchase equipment and build facilities. The Company is actively working with the Committee making preparations for the start of the project

Suizhong Project

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

During 2013, the Company finished the feasibility study and submitted detailed project proposal to local government. Both parties decided to continue the project. The Company paid RMB 78 million (approximately $13 million) as partial payment to acquire land use right from local government, purchase equipment and build facilities.

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

We sell our Hedetang branded bottled fruit juice beverages and fruit cider beverages domestically primarily to supermarkets in the PRC through distributors, we also export our Hedetang branded bottled fruit juice beverages outside of China directly or indirectly through distributors.

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

The shipping and handling expenses of $1,591,749 and $1,642,317 for fiscal years 2013 and 2012, respectively, are reported in the Consolidated Statement of Comprehensive Income as a component of selling expenses.

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

The government owns all of the land in the PRC.  Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government.  Accordingly, we paid for land use rights in advance and such prepayments are being amortized and recorded as expenses using the straight-line method over the use terms of the lease, which are 40 to 50 years.  The amortization expenses were $184,403 and $180,920 for 2013 and 2012, respectively.

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

Research and Development

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverages. Our Research and Development Center of SkyPeople (China) was certified as the Provincial Industrial Research & Development Center jointly by six provincial institutions of Shaanxi Provincial People’s Government, including the Department of Communications, the Department of Science and Technology, the Department of Finance, the Bureau of National Taxation, the Bureau of Local Taxation and Xi’an Customs in December 2009. Our research and development effort emphasizes the design and development of our processing technology with the goal of decreasing processing costs, optimizing our production capabilities and maintaining product quality. We intend to continue to invest in research and development to respond to and anticipate customer needs. Our research and development costs were $20,183 in fiscal 2013, as compared to $570,278 in fiscal year 2012. In 2013, the Company suspended four research and development agreements with research institutions and currently intends to concentrate on building up an internal research and development team. As of December 31, 2013, the Company is in the process of recruiting research and development team personnel.

Other Income (Expense)

Other income (expense) consists of interest we earn on our cash and cash equivalents, interest expenses on our short-term bank loans from Chinese local banks, government subsidies and other miscellaneous income or expenses.

Provision for Income Taxes

Our provision for income taxes primarily consists of corporate income taxes related to profits earned in the PRC from sales of our products. All our Chinese subsidiaries were subject to a tax rate of 25%. Our consolidated income tax rates were effectively 26% in both 2013 and 2012.

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

Foreign Currency and Other Comprehensive Income

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

Other comprehensive income for the year ended December 31, 2013 and 2012 represented foreign currency translation adjustments and were included in the consolidated statements of comprehensive income.

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

During 2013, due to unexpected weather conditions, the amount of apple output in Northeast China was lower than usual, which in turn resulted higher purchasing prices for apple. As a consequence, our Yingkou factory did not produce concentrated apple juice during the year, which is one of the reasons for the decreased amount of revenue.

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

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. Bad debt expense was $160,418 and zero during the years ended December 31, 2013 and 2012, respectively. Our credit term for distributors with good credit history is from 30 days to 120 days. As of December 31, 2013 and 2012, accounts receivables of $522,591 and zero have been outstanding for over 120 days.

Government Subsidies

A government subsidy is recognized only when the Company complies with any conditions attached to the grant and there is reasonable assurance that the grant will be received.

The government subsidies recognized were $1,295,949 and $1,908,802 for the years ended December 31, 2013 and 2012, respectively, and are included in other income.

Recent Accounting Pronouncements

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 is effective prospectively for the Company in its first quarter of fiscal 2014, with early adoption permitted. The Company does not expect ASU 2013-05 to have a significant impact on its consolidated results of operations and financial condition.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)(ASU 2013-11). The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect ASU 2013-11 to have a significant impact on its consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Comparison of Operation Results of years ended December 31, 2013 and 2012

Revenue

The following table presents our consolidated revenues for our main products for the fiscal years 2013 and 2012, respectively, (in thousands):

	Year ended December 31,
	2013	2012	% of change
Concentrated apple juice and apple aroma	7,531	22,887	(67%)
Concentrated kiwifruit juice and kiwifruit puree	9,808	9,152	7%
Concentrated pear juice	20,396	28,925	(29%)
Fruit juice beverages	39,548	27,137	46%
Fresh fruits and vegetables	814	8,417	(90%)
Other	889	5,838	(85%)
Total	78,986	102,356	(23%)

Revenue decreased to $79.0 million in 2013, a decrease of $23.4 million or 23% from $102.4 million for 2012. This decrease was primarily due to a decrease in sales of concentrated apple juice, concentrated pear juice, fresh fruits and vegetables and other products, which was partially offset by an increase in sales of concentrated kiwifruit juice and kiwi puree and fruit juice beverages.

Sales from apple related products decreased to $7.5 million, a decrease of $15.4 million or 67%, compared to 22.9 million in 2012. In 2013 due to unexpected weather conditions, purchasing price of apples in northeast China was higher than normal. As a result, the Company did not operate its concentrated apple juice production facilities in Yingkon in 2013. During 2013, we sold 4,254 tons of concentrated apple juice and apple aroma, compared to 11,940 tons of concentrated apple juice and apple aroma were sold during 2012. In 2013, the Company sold fewer amounts of apple related products as compared to 2012, combined with lower average selling price.

Sales from concentrated kiwifruit juice and kiwifruit puree increased from $9.2 million in 2012 to $9.8 million in 2013, an increase of $0.6 million or 7%. During 2013 and 2012, we sold 7,226 and 7,683 tons of concentrated kiwifruit juice and kiwifruit puree. The average selling price of kiwifruit juice and kiwifruit puree also increased.

Sales of concentrated pear juice decreased from $28.9 million in 2012 to $20.4 million in 2013, representing a decrease of $8.5 million or 29% primarily due to a decrease in demand for concentrated pear juice in the international market coupled with a decrease in the unit price in 2013. During 2013, we sold 13,533 tons of concentrated pear juice, as compared to 16,796 tons of concentrated pear juice were sold during 2012.

Sales from our fruit juice beverages were $39.5 million in 2013, an increase of $12.4 million or 46% compared to $27.1 million for 2012. The increase was primarily due to bigger market share gained from our continuous efforts of expanding sales channel.

Sales from our fresh fruits and vegetables were $0.8 million in 2013, a decrease of $7.6 million or 90%, compared to $8.4 million for 2012. The decrease was primarily due to a decrease in the sales volume of the fresh fruits as well as an overall decrease in the selling prices of fresh fruits in 2013 as compared to those in 2012.

Sales from our other products were $5.8 million in 2012; comparably sales generated from other products were $0.9 million for 2013. The amount of sales of other products is expected to be unstable.

Gross Margin

The table below presents the consolidated gross profit of our main products and the consolidated gross margin for 2013 and 2012, respectively: (in thousand dollars)

	2013		2012
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$1,535	20%	$4,640	20%
Concentrated kiwifruit juice and kiwifruit puree	4,313	44%	4,535	50%
Concentrated pear juice	6,500	32%	8,507	29%
Fruit juice beverages	14,646	37%	9,288	34%
Fresh fruits and vegetables	395	49%	4,663	55%
Others	164	18%	1,440	25%
Total	$27,553	35%	$33,073	32%

Gross profit decreased from $33,072,991 in 2012 to $27,552,973 in 2013. Partially offset by decreased revenue, the gross profit margin was 35% and 32% for 2013 and 2012, respectively.

Gross margin for concentrated apple juice and apple aroma remains stable of 20% in both 2013 and 2012.

Gross margin for concentrated kiwifruit juice and kiwifruit puree decreased from 50% in 2012 to 44% in 2013 primarily due to higher cost of fresh kiwi purchased in 2013 as compared to 2012.

Gross margin for concentrated pear juice increased from 29% in 2012 to 32% in 2013. The increase was mainly due to lower cost of raw materials for the current year than that of 2012.

Gross margin of fruit juice beverages increased from 34% in 2012 to 37% of 2013, primarily due to lower cost of packaging materials and auxiliary materials purchased in 2013 as compared to 2012.

Gross margin for fruits and vegetables was 55% and 49% for 2012 and 2013, respectively. The decrease was primarily due to lower selling price of fresh fruits and vegetables.

Gross margin for other products was 25% for 2012 and was 18% for 2013, respectively. Given the relatively low amount of production and sales of other products, their gross margin is expected to be unstable.

Operating Expenses

The following table presents consolidated operating expenses and operating expenses as a percentage of revenue for 2013 and 2012, respectively:

	2013		2012
	Amount	% of revenue	Amount	% of revenue
General and administrative	$5,296,910	7%	$4,409,055	4%
Selling expenses	4,058,784	5%	2,899,141	3%
Research and development	20,183	<1%	570,278	1%
Total operating expenses	$9,375,877	12%	$7,878,474	8%

Operating expenses increased to $9.38 million for 2013 as compared to $7.88 million for 2012.

General and administrative expenses increased $0.9 million or 20% to $5.3 million in 2013 from $4.4 million in 2012. The general and administrative expense includes legal fees related to our litigation, payroll and our directors’ and officers’ insurance premium. The increase in general and administrative expenses was mainly due to depreciation for property, plant and equipment in Yingkou that has not been used during the current year charged into general and administrative expenses for approximately $792,400.

Selling expenses increased to $4.1 million in 2013 as compared to $2.9 million for 2012, an increase of 41% or $1.2 million. The increase in selling expenses mainly due to an increase in the payroll and related expenses as a result of an increase in our headcount to the handle the increased sales of fruit juice beverages.

During 2013 and 2012, the Company incurred $20,183 and $570,278 research and development expense. In 2013, the Company suspended four research and development agreements with research institutions and currently intends to concentrate on building up an internal research and development team.

Income from Operations

Income from operations decreased from $25.2 million for 2012 to $18.2 million in 2013, representing a decrease of $7.0 million or 28%. The decrease of income from operations was mainly due to 23% decrease in revenue, 26% decrease in cost of goods sold combined with 19% increase in total operating expenses.

Other Income (Expense), Net

Other expense, net was $0.4 million for 2013, compared to other income of $0.9 million for 2012. A government subsidy is recognized only when the Company complies with any conditions attached to the grant and there is reasonable assurance that the grant will be received. Subsidy income decreased to $1,295,949 in 2013 from $1,908,802 in 2012. Subsidy income received as a result of the value-added tax rebates provided on our exports was approximately $888,000 and $1,289,000 for the years ended December 31, 2013 and 2012.  The Company also received other miscellaneous government subsidies, such as energy saving, export, technology, intellectual property and others, of approximately $408,000 and $620,000 during the years ended December 31, 2013 and 2012.

Interest expenses increased from $888,574 in 2012 to $1,983,831 in 2013, mainly due to increased amount of short-term bank loans, notes payable to banks and long-term loan form related party.

Pursuant to an agreement between the Company and Shaanxi Xirui Co., Ltd., the former owner of Shaanxi Qiyiwangguo Modern Organic Food., Co., Ltd., the Company agreed to pay RMB 3 million (approximately $481,000) as additional consideration relating to the acquisition of 21.05% in Shaanxi Qiyiwangguo Modern Organic Food., Co., Ltd.   Since the agreement was entered into subsequent to the measurement date to record the fair value of the acquisition, this payment has been recorded as an expense in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2012. There was no transaction in similar nature during 2013.

Income Taxes

Our provision for income taxes decreased from $6.9 million for 2012 to $4.6 million in 2013. The decrease resulted from in income before taxes generated in 2013 as compared to that in 2012. Our consolidated income tax rate was 26% and 26% for the year ended December 31, 2013 and 2012, respectively.

Noncontrolling Interests

As of December 31, 2013, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests, which is deducted from our net income, was $1.0 million for both 2013 and 2012.

Net Income

Net income decreased to $12.2 million for fiscal 2013 from $18.2 million for fiscal 2012. The reasons for the decrease are described elsewhere in this report.

Liquidity and Capital Resources

As of December 31, 2013, we had cash, cash equivalents and restricted cash of $74.1 million, a decrease of $3.5 million, or 4.5%, from $77.6 million as of December 31, 2012. We believe that projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit will provide the necessary capital to meet our projected operating cash requirements for at least the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity. Our restricted cash of $7,216,782 as of December 31, 2013 was used as collateral to obtain a short-term note payable.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $71.9 million as of December 31, 2013, a decrease of $31 million or 30% as compared to $102.9 million as of December 31, 2012, mainly due to a decrease in cash, accounts receivable and inventories, which was coupled by increased amount short-term bank loans and note payables to banks.

During 2013, our operating activities generated net cash inflow of $24.9 million, an increase of $5.2 million or 26% as compared to $19.7 million net cash inflow of 2012. The increase was mainly due to $16,203,666 or 31% decrease in accounts receivable and $2,829,649 or 40% decrease in inventory. During 2013, the Company used $11,096,289 to repay its accounts payables, comparably during 2012, the increasing of accounts payables contributed $11,370,240 to the Company’s operating activities.

Net cash used in investing activities were $60,008,684 and $8,751,032 for fiscal 2013 and 2012, respectively. Historically, we financed our capital expenditures and other operating expenses through operating cash flows and bank loans. As of December 31, 2013, the balance of short-term bank loans totaled $22.6 million, with interest rates ranging from 3.2% to 9.225% per annum. Of this amount, approximately $15.4 million was secured by the certain accounts receivable, building, machinery and land usage rights of SkyPeople (China), Huludao Wonder and Yingkou.

On February 18, 2013, SkyPeople (China) entered into a loan agreement with SkyPeople International Holdings Group Limited (the "Lender"). The Lender indirectly holds 50.2% interest in the Company. Mr. Yongke Xue ("Y. K. Xue"), the Chairman of the board of directors of the Company (the "Board"), and Mr. Hongke Xue, the Chief Executive Officer of the Company and director of the Board, indirectly and beneficially own 80.0% and 9.4% of equity interest in the Lender, respectively. Pursuant to the Agreement, the Lender agrees to extend to the Company a one-year unsecured term loan with a principal amount of $8.0 million at an interest rate of 6% per annum. During 2013, the Company received $8.0 million from the Lender.

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

Changes in Registrant’s Certifying Accountant

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2013.

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

During fiscal year 2013, we adopted various procedures to improve our disclosure controls and procedures as well as our internal controls over financial reporting. Such procedures include procedures related to sales, purchase, inventory, fixed assets purchase, monthly closing procedures as well as transparency enhancing procedures governing related party transactions. Pursuant to our policy and procedures, related parties to a transaction with the Company are required to disclose and confirm any affiliation at the end of the relevant quarter end.

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Management assessed our internal control over financial reporting as of December 31, 2013. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting as of December 31, 2013 were effective.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of March 25, 2014 the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Yongke Xue	47	Chairman of Board of Directors
Hongke Xue (1)	41	Chief Executive Officer, Director
Xin Ma (2)	37	Chief financial officer
Guolin Wang (3) (4)	50	Director
John W. Smagula (3) (4)	43	Director
Norman Ko (3) (4)	49	Director
Baosheng Lu (5)	51	Director
Tao Wang (5)	38	Director

(1)	Hongke Xue was appointed chief executive officer and elected as director on February 18, 2013
(2)	Xin Ma was appointed chief financial officer on April 30, 2012
(3)	Member of the audit committee
(4)	Member of the compensation committee
(5)	Member of the evaluation committee

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

Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons, the Company believes that, other than as described above, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended December 31, 2013.

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

Committees of the Company’s Board of Directors

The Board held four regularly scheduled and special meetings during fiscal year 2013. All of the directors attended (in person or by telephone) all of the Board meetings and any committees of the Board on which they served during the fiscal year. Directors are expected to use their best efforts to be present at the shareholders annual meeting. All of our directors attended the September 30, 2013 shareholders annual meeting.

Audit Committee

On April 25, 2008, the Board formed an audit committee. Messrs. Ko, Smagula and Wang currently serve on the audit committee, which is chaired by Mr. Ko. Each member of the audit committee is “independent” as that term is defined in the rules of the SEC and within the meaning of such term as defined under the rules of the NASDAQ Global Market. The Board has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee. The audit committee held four meetings during fiscal year 2013. Our Board has determined that Mr. Ko is an “audit committee financial expert,” as defined under the applicable SEC rules.

Compensation Committee

On April 25, 2008, the Board formed a compensation committee. During fiscal year 2010, Messrs. Ko, Wang and Fields served on the compensation committee, which was chaired by Mr. Ko.  Each member of the compensation committee is “independent” as that term is defined in the SEC rules and within the meaning of such term as defined under the rules of the NASDAQ Global Market, a “nonemployee director” for purposes of Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. Effective at our 2010 shareholders annual meeting held on June 28, 2010, Mr. Fields retired from his position on the Board. Mr. Smagula served on the compensation committee after that date. No interlocking relationship exists between the Board or the compensation committee and the Board or compensation committee of any other company, nor has any interlocking relationship existed during the last fiscal year. The compensation committee held one meeting during fiscal year 2013.

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

What Our Compensation Program is Designed to Reward

Our compensation program m is designed to reward each individually named executive officer’s contribution to the advancement of our overall performance and execution of our goals, ideas and objectives.  It is designed to reward and encourage exceptional performance at the individual level in the areas of organization, creativity and responsibility while supporting our core values and ambitions. This in turn aligns the interest of our executive officers with the interests of our shareholders, and thus with our interests.

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

Our compensation program only contains base annual salary in 2013 and 2012.

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

Summary Compensation of Named Executive Officers

Our executive officers do not receive any compensation for serving as executive officers of Pacific or us. However, except for our former CEO, the remaining executive officers are compensated by and through SkyPeople (China). Our former CEO, Yongke Xue, has not received any compensation from us or any of our subsidiaries for his services in the past three years. The following table sets forth information concerning cash and non-cash compensation paid by SkyPeople (China) to our named executive officers for 2013 and 2012, respectively.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hongke Xue (1)	12/31/2013	-	-	-	-	-	-	-	-
Hongke Xue	12/31/2012	-	-	-	-	-	-	-	-

Yongke Xue	12/31/2013	-	-	-	-	-	-	-	-
Yongke Xue	12/31/2012	$200,000	-	-	-	-	-	-	$200,000

Xin Ma (2)	12/31/2013	$58,000							$58,000
Xin Ma	12/31/2012	$58,000							$58,000

(1)	Mr. Yongke Xue resigned as CEO of the Company on February 18, 2013 and Mr. Hongke Xue was appointed the CEO of the Company at the same time.

Outstanding equity awards at December 31, 2013

The following table presents certain information concerning outstanding equity awards held by each of our named executive officers at December 31, 2013.

Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Yongke Xue	-	-	-
Hongke Xue	-	-	-
Xin Ma	-	-	-
Cunxia Xie (1)	-	-	-
Spring Liu (2)	100,000	-	-	4.50	December 9, 2014

(1)  Ms. Cunxia Xie was the CFO of the Company from September 21, 2011 to April 30, 2012.
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

In February 2014, the Board of Directors adopted that there would be no change to the compensation to each of our directors in 2014 as compared to 2013 The following table sets forth information concerning cash and non-cash compensation paid by us to our directors during 2013.

Name	Fees Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue	—	—	—	—	—	—	—
Hongke Xue	—	—	—	—	—	—	—
Guolin Wang	—	—	—	—	—	—	—
Norman Ko	$39,600	—	—	—	—	—	$36,000
John Smagula	$39,600	—	—	—	—	—	$36,000
Tao Wang	$8,850	—	—	—	—	—	$8,030
Baosheng Lu	$8,850	—	—	—	—	—	$8,030

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is our equity compensation plan information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders (1)	-	N/A	(2)	1,000,000
Equity compensation plans not approved by security holders (3)	175,000	$4.50		-
Total	175,000	N/A		1,000,000

(1)	Consists of Stock Incentive Plan, which was approved by the Company’s annual meeting of shareholders on August 18, 2011.
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

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of March 28, 2014 by:

•	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 26,661,499 shares of our Common Stock outstanding as of March 28, 2014.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of March 28, 2014 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of March 28, 2014 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o SkyPeople Fruit Juice, Inc., 16/F, China Development Bank Tower, No. 2 Gaoxin 1st Road, Xi’an, Shaanxi Province, PRC 710075.

	Shares Beneficially Owned
Name of Beneficial Owner	Number		Percent
Directors, Named Executive Officers and 5% Shareholders
Yongke Xue (1)	13,375,639	(2)	50.2%
Hongke Xue (1)	—		—
Morgan Stanley (3)	2,340,747		8.8%
Xin Ma	—		—
Guolin Wang	—		—
Norman Ko	2,820		*
John Smagula	—		—
Tao Wang	—		—
Baosheng Lu	—		—
All current directors and executive officers as a group (8 persons)	13,378,459		50.2%

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

(3)	Information based solely on Amendment No. 2 to Schedule 13G filed with the SEC on January 28, 2014. The address of Morgan Stanley is 1585 Broadway, New York, New York, 10036, (212) 761-4000

* Less than one percent.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Details of related party transactions, see Note 9 “Related Party Transaction” in notes to consolidated financial statements.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years 2013 and 2012. All of the services described in the following fee table were approved in conformity with the audit committee’s pre-approval process.

	2013	2012
Audit Fees	$144,000	$124,000
Tax Fees	6,500	4,500
Audit-Related Fees	-	-
Total	$150,500	$128,500

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by Paritz & Company, P.A. (“Paritz”) for professional services rendered for the audit of our fiscal 2013 and 2012 annual financial statements and for the review of the financial statements included in our quarterly reports.

Tax Fees

The amounts set forth opposite “Tax Fees” above reflect the aggregate fees billed for fiscal 2013 and 2012 for professional services rendered for tax compliance and return preparation. The compliance and return preparation services consisted of the preparation of original and amended tax returns and support during the income tax audit or inquiries.

Audit-Related Fees

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees”.

The Board audit committee’s policy is to pre-approve all audit services and all non-audit services that our independent accountants are permitted to perform for us under applicable federal securities regulations. The audit committee’s policy utilizes an annual review and general pre-approval of certain categories of specified services that may be provided by the independent accountant, up to pre-determined fee levels. Any proposed services not qualifying as a pre-approved specified service, and pre-approved services exceeding the pre-determined fee levels, require further specific pre-approval by the audit committee. The audit committee has delegated to the Chairman of the audit committee the authority to pre-approve audit and non-audit services proposed to be performed by the independent accountants. Our audit committee was established in April 2008. Therefore, all the services provided by Paritz in fiscal 2013 and 2012 were pre-approved by the audit committee.

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

Exhibit Number	Description
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

10.16
English Translation of Credit Facility Agreement dated July 19, 2010 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Huludao Bank Co., Ltd. Incorporated by reference to Exhibit 10.16 of the 2010 10-K.

10.17
English Translation of Credit Facility Agreement dated September 9, 2010 between SkyPeople Juice Group Co. Ltd. And Xi’an Kejilu Branch of China Merchants Bank. Incorporated by reference to Exhibit 10.17 of the 2010 10-K

10.18
English Translation of Credit Facility Agreement dated May 10, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.18 of the 2010 10-K

10.19
English Translation of Credit Facility Agreement dated February 3, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.19 of the 2010 10-K.

10.20
English Translation of Credit Facility Agreement dated December 6, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.20 of the 2010 10-K.

10.21
English Translation of Credit Facility Agreement dated December 7, 2010 between SkyPeople Juice Group Co. Ltd. and China CITIC Bank, Xi’an Kejilu Branch. Incorporated by reference to Exhibit 10.21 of the 2010 10-K.

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

10.24	Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 14, 2011.
10.25	Indemnification Agreement Between SkyPeople Juice, Inc. and Yongke Xue. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.26	Indemnification Agreement Between SkyPeople Juice, Inc. and Xiaoqin Yan. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.27	Indemnification Agreement Between SkyPeople Juice, Inc. and Guolin Wang. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.28	Indemnification Agreement Between SkyPeople Juice, Inc. and Spring Liu. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.29	Indemnification Agreement Between SkyPeople Juice, Inc. and John W. Smagula. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.30	Indemnification Agreement Between SkyPeople Juice, Inc. and Norman Ko. Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011

Exhibit Number	Description
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

* Filed herewith

(c)           Other Financial Statement Schedules - None.

Signature

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

Name and Title	Date

/s/ Yongke Xue
Yongke Xue
Chairman of Board of Directors	March 31, 2014

/s/ Hongke Xue
Hongke Xue
Chief Executive Officer and Director
(principal executive officer)	March 31, 2014

/s/ Xin Ma
Xin Ma
Chief Financial Officer
(principal financial officer and accounting officer)	March 31, 2014

/s/ Guolin Wang
Guolin Wang, Director	March 31, 2014

/s/ John Smagula
John Smagula, Director	March 31, 2014

/s/ Norman Ko
Norman Ko, Director	March 31, 2014

/s/ Tao Wang
Tao Wang, Director	March 31, 2014

/s/ Baosheng Lu
Baosheng Lu, Director	March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SkyPeople Fruit Juice, Inc.

We have audited the accompanying consolidated balance sheets of SkyPeople Fruit Juice, Inc. as of December 31, 2013 and 2012 and the related consolidated statement of comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SkyPeople Fruit Juice, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
March 31, 2014

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$66,888,954	$77,560,278
Restricted cash	7,216,782	-
Accounts receivables, net of allowance of $211,039 and $46,643 as of December 31, 2013 and December 31, 2012, respectively	34,179,426	49,435,961
Other receivables	575,040	201,417
Inventories	4,381,900	7,278,191
Deferred tax assets	535,713	90,576
Advances to suppliers and other current assets	1,298,201	71,536
TOTAL CURRENT ASSETS	115,076,016	134,637,959

PROPERTY, PLANT AND EQUIPMENT, NET	61,907,175	52,294,255
LAND USE RIGHT, NET	6,522,152	6,508,149
OTHER ASSETS	49,614,200	1,778,648
TOTAL ASSETS	$233,119,543	$195,219,011

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$3,572,968	$14,399,282
Accrued expenses and other payables	4,008,715	2,050,675
Income tax payable	1,749,138	3,127,245
Advances from customers	355,968	530,437
Notes payable -bank	10,825,173	-
Short-term loan - related party	24,970	-
Short-term bank loans	22,626,679	11,661,761
TOTAL CURRENT LIABILITIES	43,163,611	31,769,400

NON-CURRENT LIABILITIES
Long-term loan - related party	8,000,000	-
TOTAL LIABILITIES	51,163,611	31,769,400

STOCKHOLDER' EQUITY

SkyPeople Fruit Juice, Inc, Stockholders' equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value; 66,666,666 shares authorized; 26,661,499 shares issued and outstanding as of December 31, 2013 and 2012, respectively	26,661	26,661
Additional paid-in capital	59,189,860	59,189,860
Retained earnings	94,962,299	82,793,585
Accumulated other comprehensive income	19,354,599	14,500,860
Total SkyPeople Fruit Juice, Inc. stockholders' equity	173,533,419	156,510,966
Non-controlling interests	8,422,513	6,938,645
TOTAL STOCKHOLDERS' EQUITY	181,955,932	163,449,611
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$233,119,543	$195,219,011

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years Ended December 31,
	2013	2012
Revenue	$78,986,296	$102,356,001
Cost of goods sold	51,433,323	69,283,010
Gross profit	27,552,973	33,072,991

Operating Expenses
General and administrative expenses	5,296,910	4,409,055
Selling expenses	4,058,784	2,899,141
Research and development expenses	20,183	570,278
Total operating expenses	9,375,877	7,878,474

Income from operations	18,177,096	25,194,517

Other income (expenses)
Interest income	319,623	314,628
Subsidy income	1,295,949	1,908,802
Interest expenses	(1,983,831)	(888,574)
Settlement relating to prior acquisition	-	(475,248)
Total other income (expenses)	(368,259)	859,608

Income before income tax	17,808,837	26,054,125
Income tax provision	4,639,259	6,871,238
Net income	13,169,578	19,182,887

Less: Net income attributable to non-controlling interests	1,000,864	1,012,755

Net income attributable to SkyPeople Fruit Juice, Inc.	12,168,714	18,170,132

Other comprehensive income
Foreign currency translation adjustment	5,336,743	437,329
Comprehensive income	17,505,457	18,607,461
Other comprehensive income attributable to non-controlling interests	483,004	23,089
COMPREHENSIVE INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$17,022,453	$18,584,372

Earnings per share:
Basic earnings per share	$0.46	$0.68
Diluted earnings per share	$0.46	$0.68

Weighted average number of shares outstanding
Basic	26,661,499	26,107,264
Diluted	26,661,499	26,661,499

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional paid-in	Retained	Accumulative other comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	capital	earnings	income	interests	Total
Balance at December 31, 2011	1,456,647	$1,457	25,690,402	$25,690	$59,189,374	$64,623,453	$14,086,620	$5,902,801	143,829,395
Net income	-	-	-	-	-	18,170,132	-	1,012,755	19,182,887
Preferred stock converted into common stock	(1,456,647)	(1,457)	971,097	971	486	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	414,240	23,089	437,329
Balance at December 31, 2012	-	$-	26,661,499	$26,661	$59,189,860	$82,793,585	$14,500,860	$6,938,645	163,449,611
Net income	-	-	-	-	-	12,168,714	-	1,000,864	13,169,578
Foreign currency translation adjustment	-	-	-	-	-	-	4,853,739	483,004	5,336,743
Balance at December 31, 2013	-	$-	26,661,499	$26,661	$59,189,860	$94,962,299	$19,354,599	$8,422,513	$181,955,932

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,169,578	$19,182,887
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,169,597	4,596,276
Deferred income tax assets	(445,137)	83,709
Bad debt provision	160,418	-
Inventory markdown	243,198	-
Changes in operating assets and liabilities
Accounts receivable	16,203,666	(13,290,808)
Other receivable	(361,983)	(8,900)
Advances to suppliers and other current assets	(1,205,789)	(4,861)
Inventories	2,829,649	(1,131,943)
Accounts payable	(11,096,289)	11,370,240
Accrued expenses and other payables	1,880,263	(2,648,963)
Income tax payable	(1,451,888)	1,206,559
Advances from customers	(187,907)	349,640
Net cash provided by operating activities	24,907,376	19,703,836

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(12,616,030)	(7,034,822)
Payments for deposit on land use right	(36,733,518)	(1,205,038)
Prepayments for deposit on equipment	(10,659,136)	(511,172)
Net cash used in investing activities	(60,008,684)	(8,751,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Increased in restricted cash	(7,104,451)	315,814
Procceds from short-term notes	10,656,677	(284,131)
Proceeds from related party loan	8,024,970	-
Proceeds from short-term bank loans	17,178,140	6,336,634
Repayment of short-term bank loans	(6,739,021)	(1,138,658)
Net cash provided by financing activities	22,016,315	5,229,659

Effect of change in exchange rate	2,413,669	223,808

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,671,324)	16,406,271
Cash and cash equivalents, beginning of year	77,560,278	61,154,007
Cash and cash equivalents, end of year	$66,888,954	$77,560,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,239,500	$888,574
Cash paid for income taxes	$6,536,283	$5,556,241

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$355,836	$5,221,925

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2013 AND 2012

1.	CORPORATE INFORMATION

SkyPeople Fruit Juice, Inc. (“SkyPeople” or the “Company”), formerly known as Entech Environmental Technologies, Inc. (“Entech”) and Cyber Public Relations, Inc. (“Cyber Public Relations”), was initially incorporated on June 29, 1998 under the laws of the State of Florida.

The Company, through its wholly owned subsidiary Pacific Industry Holding Group Co., Ltd. (“Pacific”) and SkyPeople Juice International Holding (HK) Ltd. (“SkyPeople International”) is a holding company for SkyPeople Juice Group Co., Ltd. (“SkyPeople (China)”), a company organized under the laws of the People’s Republic of China (“PRC”), in which SkyPeople International holds a 99.78% ownership interest (which was increased from 99% on  December 7, 2010), SkyPeople (China) is engaged in the business of producing and selling a wide variety of fruit products, including fruit juice concentrates, fruit juice beverages, and fruit-related products in the PRC and overseas market.

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

Certain amounts of prior year were reclassified to conform with current year presentation.

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
FOR YEARS ENDED DECEMBER 31, 2013 AND 2012

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

The Company has no assets or liabilities measured at fair value or recurring basis.

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

	Year Ended December 31,
	2013	2012
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)	$12,168,714	$18,170,132
Net income allocated to Preferred Stock holders	-	(377,718)
Net income allocated to Common Stock holders	12,168,714	17,792,414

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average Common Stock outstanding	26,661,499	26,107,264
DENOMINATOR FOR BASIC EPS	26,661,499	26,107,264

Add: Weighted average Preferred Stock, as if converted	-	554,235
Add: Weighted average stock warrants outstanding	-	-
DENOMINATOR FOR DILUTIVED EPS	26,661,499	26,661,499

EPS - Basic	$0.46	$0.68
EPS - Diluted	$0.46	$0.68

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2013 AND 2012

The diluted earnings per share calculation for the year ended December 31, 2013 and 2012 did not include the warrants to purchase up to 175,000 shares of common stock, because their effect was anti-dilutive.

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

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. Bad debt expense was $160,418 and zero during the years ended December 31, 2013 and 2012, respectively. Our credit term for distributors with good credit history is from 30 days to 120 days. As of December 31, 2013 and 2012, accounts receivables of $522,591 and zero have been outstanding for over 120 days.

Inventories

Inventories consist of raw materials, packaging materials (which include ingredients and supplies) and finished goods (which include finished juice in the bottling and canning operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off. The Company recorded inventory markdown allowance of $243,198 and zero for the year ended December 31, 2013 and 2012, respectively.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $1,591,749 and $1,642,317 for 2013 and 2012, respectively, are reported in the Consolidated Statements of Income and Comprehensive Income as a component of selling expenses.

Government Subsidies

A government subsidy is recognized only when the Company complies with any conditions attached to the grant and there is reasonable assurance that the grant will be received.

The government subsidies recognized were $1,295,949 and $1,908,802 for the years ended December 31, 2013 and 2012, respectively, and are included in other income of the consolidated statements of comprehensive income.

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

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2013 AND 2012

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred and are included in selling expenses. The Company incurred $104,156 and $135,817 in advertising and promotional costs for the years ended December 31, 2013 and 2012, respectively.

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

Construction in progress primarily represents the construction or the renovation costs of plant, machinery and equipment stated at cost less any accumulated impairment loss, which is not depreciated.  Costs and interest on borrowings incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences.  Cost of repairs and maintenance is expensed as incurred.

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

Other comprehensive income for the year ended December 31, 2013 and 2012 represented foreign currency translation adjustments and were included in the consolidated statements of income and comprehensive income.

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

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2013 AND 2012

Leases

Leases are reviewed and classified as capital or operating at their inception in accordance with ASC Topic 840, Accounting for Leases. For leases that contain rent escalations, the Company records monthly rent expense equal to the total amount of the payments due in the reporting period over the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent account.

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

Retirement Costs

Retirement cost contributions relating to defined contribution plans are made based on a percentage of the relevant employees’ salaries and are included in the consolidated Statement of Comprehensive Income as they become payable. The assumptions used in calculating the obligation for retirement cost contributions depend on the local economic environment, interpretations and practices in respect thereof. The Company recorded zero retirement costs during the year ended December 31, 2013 and 2012, respectively.

New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 is effective prospectively for the Company in its first quarter of fiscal 2014, with early adoption permitted. The Company does not expect ASU 2013-05 to have a significant impact on its consolidated results of operations and financial condition.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2013 AND 2012

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)(ASU 2013-11). The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect ASU 2013-11 to have a significant impact on its consolidated results of operations and financial condition.

 Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	INVENTORIES

Inventories by major categories are summarized as follows:

	December 31,
	2012	2011
Raw materials and packaging	$1,030,866	$973,139
Finished goods	3,351,034	6,305,052
Inventories	$4,381,900	$7,278,191

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2013	2012
Machinery and equipment	$35,285,220	$33,393,352
Furniture and office equipment	372,618	278,853
Motor vehicles	564,017	528,137
Buildings	37,994,690	32,346,098
Construction in progress	10,738,946	3,192,672
Subtotal	84,955,491	69,739,112
Less: accumulated depreciation	(23,048,316)	(17,444,857)
Net property and equipment	$61,907,175	52,294,255

During 2013, due to weather condition, purchasing price of apples in Northeastern China was unexpectedly high. As a result, our production facilities in Yingkou have not been used during entire 2013. Management believes that purchasing price of apples will decrease in 2014 to its normal level and our production facilities in Yingkou will be used in 2014 and beyond. Thus the Company charged no impairment of long-lived assets during 2013.

There were no impairment provisions made for the year ended December 31, 2013 and 2012.

Depreciation expense included in general and administration expenses for the year ended December 31, 2013 and 2012 was $1,141,997 and $391,532, respectively. Depreciation expense included in cost of sales for the year ended December 31, 2013 and 2012 was $3,843,197 and $4,023,824, respectively.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2013 AND 2012

5.	LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. The government of the PRC, its agencies and collectives hold all land ownership.  Companies or individuals are authorized to use the land only through land usage rights granted by the PRC government. Land usage rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Accordingly, the Company paid in advance for land usage rights. Prepaid land usage rights are being amortized and recorded as lease expenses using the straight-line method over the terms of the leases, which range from 40 to 50 years. The amortization expense was $184,403 and $180,920 for fiscal years 2013 and 2012, respectively. The following table sets forth land usage rights of the Company as of December 31, 2013 and 2012, respectively.

	December 31
	2013	2012
Cost	$8,038,175	$7,796,985
Less：Accumulated amortisation	(1,516,023)	(1,288,836)
	$6,522,152	$6,508,149

6.	OTHER ASSETS

Other assets mainly include deposits to acquire land use right and purchase property, plant and equipment. Payments for acquiring land use right were recorded as long term deposits in other assets before the land use right certificate received. The amount will be transferred to Land Use Right once the official certificate received from the government. Payments to purchase property, plant and equipment were recorded as long term deposits in other assets. The amount will be transferred to property, plant and equipment once the equipment is delivered or installed.

	December 31
	2013	2012
Deposits for land use rights	$38,561,975	$1,210,214
Deposits to purchase property, plant and equipment	10,979,221	497,620
Other long-term deposit	73,004	70,814
	$49,614,200	$1,778,648

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2013 AND 2012

7.	SHORT-TERM BANK LOANS

Short-term bank loans consist of the following loans:

	December 31,
	2013	2012

Loan payable to Huludao Bank, Suizhong branch due on June 10, 2014, bearing interest at 9.225% per annum, collateralized by the buildings, machinery and land usage rights of Huludao Wonder.	$5,461,792	$5,297,907

Loan payable to Bank of Chongqing, Xi'an branch due on March 20, 2013, bearing interest at 7.8% per annum, collateralized by the buildings and land usage rights of SkyPeople (China). This loan was paid off on March 25, 2013.	-	3,181,927

Loan payable to China Construction Bank due on May 15, 2013, bearing interest at 6.56% per annum, collateralized by the buildings and machinery of SkyPeople (China) This loan was paid off on May 15, 2013.	-	2,386,445

Loan payable to China Construction Bank due on May 19, 2014, bearing interest at 6% per annum, collateralized by the buildings of SkyPeople (China)	2,148,633	-

Loan payable to China Construction Bank due on November 3, 2014, bearing interest at 6% per annum, collateralized by the buildings and land use rights of Yingkou.	2,312,651	-

Loan payable to Bank of Xi'an due on May 22, 2013, bearing interest at 8.528% per annum, guaranteed by a third party Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd and our CEO, Mr. Hongke Xue. This loan was paid off on May 29, 2013.	-	795,482

Loan payable to Bank of Xi'an due on June 17, 2014, bearing interest at 7.8% per annum, guaranteed by a third party Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd and our CEO, Mr. Hongke Xue.	1,640,178	-

Loan payable to Shanghai Pudong Development Bank due on April 6, 2014, bearing interest at 6.6% per annum, collateralized by the buildings of SkyPeople (China)	4,920,533	-

Loan payable to Bank of Beijing due on July 1, 2014, bearing interest at 7.8% per annum, collateralized by the buildings of a third party, Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd.	4,920,534	-

Loan payable to China Merchants Bank due on October 30, 2014, bearing interest at 8.4% per annum, guaranteed by a third party, Shaanxi BoAi Medical Science & Technology Development Co., Ltd. and our CEO, Mr. Hongke Xue.	656,071	-

Loan payable to China Construction Bank due on March 19, 2014, bearing interest at 3.2% per annum, collateralized by certain accounts receivable of SkyPeople (China). This loan was paid off on March 19, 2014.	291,693	-

Loan payable to China Construction Bank due on March 24, 2014, bearing interest at 3.2% per annum, collateralized by certain accounts receivable of SkyPeople (China). This loan was paid off on February 20, 2014 and on March 24, 2014.	274,594	-
	$22,626,679	$11,661,761

8.	NOTES PAYABLE – BANK

During the year ended December 31, 2013, the Company obtained a series of bank notes from various banks.  Bank notes are collaterized by restricted cash and assets of the Company. The following table sets forth the outstanding bank notes as of December 31, 2013:

	December 31,	Restricted
	2013	Cash	Due date

Bank of Xi'an (1)	$1,640,178	$820,089	January 9, 2014
Shanghai Pudong Development Bank	3,608,391	3,608,391	April 9, 2014
China Merchants Bank	656,071	328,036	May 8, 2014
Bank of Ningxia	4,920,533	2,460,266	June 12, 204
	$10,825,173	$7,216,782

(1)	Bank notes has been paid off on January 9, 2014.

9.	RELATED PARTY TRANSACTION

Sales to related party

The company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. ("Fullmart") for approximately $2,600,000 and $2,176,000 for the year ended December 31, 2013 and 2012, respectively. The accounts receivable balances were approximately $731,000 and $624,000 as of December 31, 2013 and 2012, respectively. Fullmart is a company indirectly owned by our Chairman, Mr. Yongke Xue.

Short-term loan – related party

The Company borrowed $24,970 from Skypeople International Holdings Group Limited. The loan is non-interest bearing and due on demand.

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2013 AND 2012

Long-term loan – related party

On February 18, 2013, SkyPeople (China) entered into a loan agreement with SkyPeople International Holdings Group Limited (the "Lender"). The Lender indirectly holds 50.2% interest in the Company. Mr. Yongke Xue ("Y. K. Xue"), the Chairman of the board of directors of the Company (the "Board"), and Mr. Hongke Xue, the newly elected Chief Executive Officer of the Company and director of the Board, indirectly and beneficially own 80.0% and 9.4% of equity interest in the Lender, respectively. Pursuant to the Agreement, the Lender agrees to extend to the Company a one-year unsecured term loan with a principal amount of $8.0 million at an interest rate of 6% per annum. During 2013, the Company received $8.0 million from the Lender. In February 2014, both parties extended this loan for another two years.

The Company recorded interest expense of $325,954 and zero for the year ended December 31, 2013 and 2012, respectively.

10.	INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the year ended December 31, 2013 and 2012. The effective income tax rate for the Company for both of the years ended December 31, 2013 and 2012 was 26%. The amount of unrecognized deferred tax liabilities for temporary differences related to the dividend from foreign subsidiaries is not determined because such determination is not practical.

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

Should the Company’s PRC subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be $10,135,412 and $8,726,331 as of December 31, 2013 and 2012, respectively.

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

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules imposed a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign-invested enterprises in the PRC, unless they qualify under certain limited exceptions. All of the Companies’ Chinese subsidiaries were subject to an enterprise income tax rate of 25%.

The reconciliation of income tax expense at the U.S. statutory rate of 35% in 2013 and 2012, to the Company's effective tax rate is as follows:

	Year ended December 31,
	2013	2012

U.S. Statutory rate	$6,233,094	$9,118,943
Tax rate difference between China and U.S.	(1,849,640)	(2,703,421)
Change in Valuation Allowance	240,682	322,510
Permanent difference	15,123	133,206
Effective tax rate	$4,639,259	$6,871,238

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2013 AND 2012

The provisions for income taxes are summarized as follows:

	Year ended December 31,
	2013	2012
Current	$5,084,396	$6,787,529
Deferred	(445,137)	83,709
Total	$4,639,259	$6,871,238

The tax effects of temporary differences that give rise to the Company's net deferred tax asset as of December 31, 2013 and 2012 are as follows:

	December 31,	December 31,
	2013	2012
Net operating loss carryforward	$1,189,075	$748,750
Inventory markdown	60,799	-
Bad debt provision	40,104	-
Accrued expenses	27,691	46,527
Startup costs	97,918	31,885
Others	89,038	(8,356)
	1,504,625	818,806
Less valuation allowance	(968,912)	(728,230)
Deferred tax assets	$535,713	$90,576

11.	CONCENTRATIONS

The Company did not have concentrations of customers constituting more than 10% of our sales in 2013 and 2012 to any one customer, respectively.

Sales to our five largest customers accounted for approximately 24% and 29% of our net sales during the years ended December 31, 2013 and 2012, respectively.

The Company changed its packing glass bottle supplier in 2011.  The largest packing glass bottle supplier for our fruit beverages accounted for 23% and 14% of our total purchases in 2013 and 2012, respectively.   Except the packing glass bottle supplier, we did not have concentrations of business with other vendors constituting more than 10% of the Company’s total purchases in 2013 and 2012.

12.	SEGMENT REPORTING

The Company operates in six segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages and fresh fruits and vegetables, and others. Our concentrated apple juice and apple aroma is primarily produced by the Company’s Huludao Wonder factory; concentrated pear juice is primarily produced by the Company’s Jiangyang factory. However, the Company use the same production line to manufacture concentrated apple juice and concentrated pear juice, in addition, both Shaanxi Province, where the factory of Jianyang factory is located, and Liaoning Province, where the factory of Huludao Wonder is located, are rich in fresh apple and pear supplies, Jinagyang factory also produces concentrated apple juice and Huludao Wonder factory also produces concentrated pear juice when necessary. Concentrated kiwifruit juice and kiwifruit puree is primarily produced by the Company’s Qiyiwangguo factory, and fruit juice beverages is primarily produced by the Company’s Qiyiwangguo factory. The Company’s other products include fructose, concentrated turnjujube juice, and other by products, such as kiwifruit seeds.

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
FOR YEARS ENDED DECEMBER 31, 2013 AND 2012

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

(In Thousand) For the Year Ended December 31, 2013	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$8,679	$10,100	$21,008	$39,938	$815	$1,190	$81,730
Inter-segment revenue	(1,148)	(292)	(612)	(390)	(1)	(301)	(2,744)
Revenue from external customers	7,531	9,808	20,396	39,548	814	889	78,986
Segment gross profit	$1,535	$4,313	$6,500	$14,646	$395	$164	$27,553

(In Thousand) For the Year Ended December 31, 2012	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	26,629	$10,668	$29,087	$27,276	$8,417	$5,853	$107,930
Inter-segment revenue	(3,742)	(1,516)	(162)	(139)	-	(15)	(5,574)
Revenue from external customers	22,887	9,152	28,925	27,137	8,417	5,838	102,356
Segment gross profit	$4,640	$4,535	$8,507	$9,288	$4,663	$1,440	$33,073

The following table reconciles reportable segment profit to the Company’s consolidated income before income tax provision for the years ended December 31, 2013 and 2012:

	2013	2012
Segment profit	$27,552,973	$33,072,991
Unallocated amounts:
Operating expenses	(9,375,877)	(7,878,474)
Other income/(expenses)	(368,259)	859,608
Income before tax provision	$17,808,837	$26,054,125

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

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2013 AND 2012

13.	COMMITMETNS AND CONTINGENCIES

Litigation

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On June 20, 2011, plaintiff Benjamin Padnos filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its current and former officers and/or directors, the Company’s former independent auditors Child Van Wagner & Bradshaw, PLLC and BDO Limited, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On August 30, 2011, the Court consolidated the foregoing two actions and appointed Zachary Lewy as lead plaintiff. On September 30, 2011, pursuant to the Court’s order, Lead Plaintiff filed a consolidated complaint, which names the Company, Rodman & Renshaw, LLC, BDO Limited, Child Van Wagoner & Bradshaw PLLC and certain of the Company’s current and former directors and/or officers and majority shareholders as defendants, and alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, and the rules promulgated thereunder. The Consolidated Complaint seeks, among other things, compensatory damages, and reasonable costs and expenses incurred in the action. On December 21, 2011, the Company and certain of the individual defendants filed a motion to dismiss the Consolidated Complaint. On May 3, 2012, Lead Plaintiff voluntarily dismissed the claims against BDO Limited and Child Van Wagoner & Bradshaw PLLC. On September 10, 2012, the Court granted in part and denied in part the Company’s motion to dismiss the Consolidated Complaint. On January 11, 2013, defendant Rodman & Renshaw LLC filed for Chapter 11 bankruptcy protection, and, on January 18, 2013, the court imposed an automatic stay on Plaintiffs claims against Rodman pursuant to Section 326(a) of the Bankruptcy Code. The parties settled this matter by the Company agreeing to contribute $2,200,000 into a settlement fund to pay class members (the “Settlement”).  On January 27, 2014, the Court entered an order approving the Settlement, certifying the class for settlement purposes and dismissing the suit with prejudice.

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

SKYPEOPLE FRUIT JUICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2013 AND 2012

14.	SUBSEQUENT EVENT

In January 2014, the SkyPeople (China), Xinda Financial Leasing Co., Ltd. (“Xinda”) entered into equipment leasing agreements with three suppliers, pursuant to which considerations of machinery and equipment will be paid by Xinda, SkyPeople (China) will lease these machinery and equipment from Xinda for five years. The total cost of equipment under this lease agreement is RMB129 million (approximately $21 million). Estimated lease payment will be approximately RMB 8 million per quarter (approximately $1.3 million).  The Company will classify the leases as capital leases in accordance with ASC 840 “Leases”.

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and has determined that there was no material event need to be disclosed, other than discussed above.