Form 10-Q
period 2014-03-31
SkyPeople Fruit Juice, Inc
filed 2014-05-15
CIK 1066923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Class	Outstanding at May 15, 2014
Common Stock, $0.001 par value per share	26,661,499

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$76,035,402	$66,888,954
Restricted cash	7,639,668	7,216,782
Accounts receivables, net of allowance of $209,146 and $211,039 as of March 31, 2014 and December 31, 2013, respectively	20,606,619	34,179,426
Other receivables	566,819	575,040
Inventories	4,965,574	4,381,900
Deferred tax assets	851,863	535,713
Advances to suppliers and other current assets	861,740	1,298,201
TOTAL CURRENT ASSETS	111,527,685	115,076,016

PROPERTY, PLANT AND EQUIPMENT, NET	65,210,720	61,907,175
LAND USE RIGHT, NET	6,417,224	6,522,152
DEPOSIT-CAPITAL LEASE	1,572,634	-
OTHER ASSETS	47,896,839	49,614,200
TOTAL ASSETS	$232,625,102	$233,119,543

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$4,918,804	$3,572,968
Accrued expenses	2,962,570	4,008,715
Income tax payable	456,003	1,749,138
Advances from customers	308,143	355,968
Notes payable -bank	11,215,682	10,825,173
Short-term loan - related party	-	24,970
Short-term bank loans	23,876,397	22,626,679
TOTAL CURRENT LIABILITIES	43,737,599	43,163,611

NON-CURRENT LIABILITIES
Long-term loan - related party	8,000,000	8,000,000
TOTAL NON-CURRENT LIABILITIES	8,000,000	8,000,000
TOTAL LIABILITIES	51,737,599	51,163,611

STOCKHOLDER' EQUITY

SkyPeople Fruit Juice, Inc, Stockholders' equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value; 66,666,666 shares authorized; 26,661,499 shares issued and outstanding as of March 31, 2014 and December 31, 2013, repectively	26,661	26,661
Additional paid-in capital	59,189,860	59,189,860
Retained earnings	95,465,971	94,962,299
Accumulated other comprehensive income	17,803,467	19,354,599
Total SkyPeople Fruit Juice, Inc. stockholders' equity	172,485,959	173,533,419
Non-controlling interests	8,401,544	8,422,513
TOTAL STOCKHOLDERS' EQUITY	180,887,503	181,955,932
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$232,625,102	$233,119,543

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months Ended March 31,
	2014	2013

Revenue	$11,783,167	$18,611,456
Cost of goods sold	8,111,932	10,970,558
Gross profit	3,671,235	7,640,898

Operating Expenses
General and administrative expenses	1,193,121	1,305,914
Selling expenses	864,498	741,166
Research and development expenses	-	98,622
Total operating expenses	2,057,619	2,145,702

Income from operations	1,613,616	5,495,196

Other income (expenses)
Interest income	73,661	71,579
Subsidy income	433,597	350,974
Interest expenses	(812,421)	(277,023)
Consulting fee related to capital lease	(442,792)	-
Total other income (expenses)	(747,955)	145,530

Income before income tax	865,661	5,640,726
Income tax provision	228,602	1,483,865
Net income	637,059	4,156,861

Less: Net income attributable to non-controlling interests	133,387	338,713

Net income attributable to SkyPeople Fruit Juice, Inc.	$503,672	$3,818,148

Other comprehensive income (loss)
Foreign currency translation adjustment	(1,705,488)	411,231
Comprehensive income (loss)	(1,201,816)	4,229,379
Other comprehensive income (loss) attributable to non-controlling interests	(154,356)	37,219
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$(1,047,460)	$4,192,160

Earnings per share:
Basic and diluted earnings per share	$0.02	$0.14

Weighted average number of shares outstanding
Basic and diluted	26,661,499	26,661,499

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$637,059	$4,156,861
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	942,144	863,343
Deferred income tax assets	(316,150)	(56,550)
Amortization of consulting fee	442,792	-
Changes in operating assets and liabilities
Accounts receivable	13,340,071	18,455,170
Other receivable	3,170	(263,398)
Advances to suppliers and other current assets	1,038,662	(69,496)
Inventories	(256,290)	107,472
Accounts payable	1,385,574	(7,298,251)
Accrued expenses	(1,020,245)	(513,157)
Income tax payable	(1,284,561)	(1,785,680)
Advances from customers	(44,880)	(403,363)
Net cash provided by operating activities	14,867,346	13,192,951

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,851,844)	(428,692)
Prepayment for other assets	(15,038)	(9,600)
Net cash used in investing activities	(3,866,882)	(438,292)

CASH FLOWS FROM FINANCING ACTIVITIES
Increased in restricted cash	(490,356)	-
Short-term notes payable	490,356	-
Proceeds from rleated party loan	-	4,000,000
Proceeds from short-term bank loans	2,025,169	-
Repayment of short-term bank loans	(564,334)	(3,185,474)
Payment for capital lease	(2,635,665)	-
Repayment of related party loans	(24,970)	-
Net cash provided by (used in) financing activities	(1,199,800)	814,526

Effect of change in exchange rate	(654,216)	191,340

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,146,448	13,760,525
Cash and cash equivalents, beginning of period	66,888,954	77,560,278
Cash and cash equivalents, end of period	$76,035,402	$91,320,803

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$753,875	$250,722
Cash paid for income taxes	$1,829,313	$3,326,095

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$1,294,323	$315,394

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2014 and the results of operations and cash flows for the periods ended March 31, 2014 and 2013. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2013 as included in our Annual Report on Form 10-K.

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

(7)	Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. was established on April 19, 2013. Its scope of business includes producing kiwi fruit juice, kiwi puree and cider beverages, etc.
(8)	Xi’an Hedetang Fruit Juice Beverages Co., Ltd. was established on March 31, 2014. Its scope of business includes production and sales of fruit juice beverages.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of SkyPeople (China), Shaanxi Qiyiwangguo, Huludao Wonder, Yingkou, Hedetang Juice Beverages, Orange Products, SkyPeople Suizhong, Kiwi Fruit & Farm Products, Guo Wei Mei and Xi’an Hedetang, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

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

SKYPEOPLE FRUIT JUICE, INC
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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $356,394 and $306,149 for three months ended March 31, 2014 and 2013, respectively, are reported in the Consolidated Statements of Comprehensive Income as a component of selling expenses.

Leases

Leases are reviewed and classified as capital or operating at their inception in accordance with ASC Topic 840, Accounting for Leases. For leases that contain rent escalations, the Company records monthly rent expense equal to the total amount of the payments due in the reporting period over the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent account

In January 2014, the Company entered into a five-year equipment leasing agreement with Xinda Financial Leasing Co., Ltd. (“Xinda”). The total cost of equipment under this lease agreement is RMB129 million (approximately $21 million). Estimated lease payment will be approximately RMB 8 million per quarter (approximately $1.3 million). The Company has the right to purchase the equipment for $161 at the end of the lease. The Company will start to make lease payment once the equipments were received. The Company will classify the leases as capital leases in accordance with ASC 840 “Leases”. The Company also agreed to pay consulting fees of $831,100 (RMB 5,160,000) for consulting services and $414,492 (RMB 2,580,000) services fees to Xinda, which will be amortized over service period. Security deposit of RMB 9,675,000 (approximately $1.57 million) was also paid during the quarter ended March 31, 2014.

SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Other comprehensive income for three months ended March 31, 2014 and 2013 represented foreign currency translation adjustments and were included in the consolidated statements of income and comprehensive income.

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

SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The diluted earnings per share calculation for the three months ended March 31, 2014 and 2013 did not include the warrants to purchase up to 175,000 shares of common stock, because their effect was anti-dilutive.

3.	Inventories

Inventories by major categories are summarized as follows:

	March 31, 2014	December 31, 2013
Raw materials and packaging	$2,784,932	$1,030,866
Finished goods	2,180,642	3,351,034
Inventories	$4,965,574	$4,381,900

4.	Short-term Bank Loans

Short-term bank loans consist of the following loans collateralized by assets of the Company:

	March 31, 2014	December 31, 2013

Loan payable to Huludao Bank, Suizhong branch due on June 10, 2014, bearing interest at 9.225% per annum, collateralized by the buildings, machinery and land usage rights of Huludao Wonder.	$5,412,786	$5,461,792

Loan payable to China Construction Bank due on May 19, 2014, bearing interest at 6% per annum, collateralized by the buildings of SkyPeople (China)	2,129,354	2,148,633

Loan payable to China Construction Bank due on November 3, 2014, bearing interest at 6% per annum, collateralized by the buildings and land use rights of Yingkou.	2,291,900	2,312,651

Loan payable to Bank of Xi'an due on June 17, 2014, bearing interest at 7.8% per annum, guaranteed by a third party Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd and CEO, Hongke Xue.	1,625,461	1,640,178

Loan payable to Shanghai Pudong Development Bank due on April 6, 2014, bearing interest at 6.6% per annum, collateralized by the buildings of SkyPeople (China). This loan was paid off in April 2014.	4,876,384	4,920,533

Loan payable to Bank of Beijing due on July 1, 2014, bearing interest at 7.8% per annum, collateralized by the buildings of a third party, Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd.	4,876,384	4,920,534

Loan payable to China Merchants Bank due on October 30, 2014, bearing interest at 8.4% per annum, guaranteed by a third party, Shaanxi BoAi Medical Science & Technology Development Co., Ltd. and CEO, Hongke Xue.	650,184	656,071

Loan payable to China Construction Bank due on March 19, 2014, bearing interest rate at 3.2% per annum, collateralized by certain accounts receivable of SkyPeople (China). This loan was paid off in March 2014.	-	291,693

Loan payable to China Construction Bank due on March 24, 2014, bearing interest rate at 3.2% per annum, collateralized by certain accounts receivable of SkyPeople (China). This loan was paid off in March 2014.	-	274,594

Loan payable to China Construction Bank due on April 16, 2014,bearing interest at 3.2% per annum, collateralized by certain accounts receivable of SkyPeople (China). This loan was paid off in April 2014.	388,483	-

Loan payable to China Merchants Bank due on February 24, 2015, bearing interest at 8.4% per annum, guaranteed by a third party, Shaanxi Culture Industry Financing Guarantee Co., Ltd.	1,625,461	-

	$23,876,397	$22,626,679

SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Notes Payable - Bank

Notes payable - bank consists of a series of bank notes from various banks.  Bank notes are collateralized by restricted cash and assets of the Company. The following table sets forth the outstanding bank notes as of March 31, 2014:

	March 31,	Restricted
	2014	Cash	Due date

Bank of Xi'an	$1,625,460	$812,730	September 4, 2014
Shanghai Pudong Development Bank (1)	3,576,015	3,576,015	April 9, 2014
China Merchants Bank (2)	650,185	325,093	May 8, 2014
China Merchants Bank	487,638	487,638	August 27, 2014
Bank of Ningxia	4,876,384	2,438,192	June 12, 2014
	$11,215,682	$7,639,668

(1)  Bank notes has been paid off on April 9, 2014
(2)  Bank notes has been paid off on May 8, 2014

SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Related Party Transaction

Sales to related party

The company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. ("Fullmart") for approximately $612,000 and $481,000 for the three months ended March 31, 2014 and 2013, respectively. The accounts receivable balances were approximately $1,078,000 and $731,000 as of March 31, 2014 and December 31, 2013, respectively. Fullmart is a company indirectly owned by our Chairman, Mr. Yongke Xue.

Short-term loan – related party

The Company borrowed $24,970 from Skypeople International Holdings Group Limited during the year ended December 31, 2013. The loan is non-interest bearing and due on demand. This balance was paid in full in January 2014.

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

The Company recorded interest expense of $116,452 and $26,301 for the three months ended March 31, 2014 and 2013, respectively.

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

SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 5, 2011, we received a shareholder demand letter from counsel for a purported shareholder. The letter was addressed to the Company’s Board of Directors and requested the Board of Directors to take a number of actions in order to repair the alleged “harm” caused to the Company by certain of its directors and officers, as well as its current and former auditors. No formal shareholder derivative complaint has been filed to date on behalf of the Company. The parties executed a settlement agreement on April 17, 2014. The settlement involves the Company paying $100,000 to plaintiff’s counsel, which is covered by the Company’s insurance, and the adoption by the Company of certain corporate governance measures.

Other than the above, from time to time we may be a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

8.	Concentrations

(1)	Concentration of customers

Sales to five largest customers accounted for approximately 24% and 22% of our net sales during the three months ended March 31, 2014 and 2013, respectively. There was no single customer represented over 10% of total sales for the three months ended March 31, 2014 and 2013.

(2)	Concentration of suppliers

One supplier accounted for 11.3% of our purchase for three months ended March 31, 2014, no other single supplier accounted for over 10% of our purchase. Our top two suppliers accounted for 18.4% and 10.8% of our purchases for the three months ended March 31, 2013, no other single supplier accounted for over 10% of our purchase.

9.	Segment Reporting

The Company operates in six segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages and fresh fruits and vegetables and other. Our concentrated apple juice and apple aroma is primarily produced by the Company’s Huludao Wonder factory; concentrated pear juice is primarily produced by the Company’s Jiangyang factory. However, as the Company use the same production line to manufacture concentrated apple juice and concentrated pear juice. In addition, both Shaanxi Province, where the factory of Jianyang factory is located, and Liaoning Province, where the factory of Huludao Wonder is located, are rich in fresh apple and pear supplies, Jinagyang factory also produces concentrated apple juice and Huludao Wonder factory also produces concentrated pear juice when necessary. Concentrated kiwifruit juice and kiwifruit puree is primarily produced by the Company’s Qiyiwangguo factory, and fruit juice beverages is primarily produced by the Company’s Qiyiwangguo factory. The Company’s other products include fructose, concentrated turnjujube juice, and other by products, such as kiwifruit seeds.

SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

For the Three Months Ended March 31, 2014	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$762	$1,856	$2,235	$7,488	$5	$63	$12,409
Inter-segment revenue	(488)	(22)	(22)	(48)	(1)	(45)	(626)
Revenue from external customers	274	1,834	2,213	7,440	4	18	11,783
Segment gross profit	$(72)	$753	$576	$2,416	$4	$(6)	$3,671

For the Three Months Ended March 31, 2013	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$733	$3,473	$5,184	$8,647	$798	$-	$18,835
Inter-segment revenue	(97)	(54)	(11)	(62)	-	-	(224)
Revenue from external customers	636	3,419	5,173	8,585	798	-	18,611
Segment gross profit	$31	$2,114	$1,599	$3,512	$385	$-	$7,641

SKYPEOPLE FRUIT JUICE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reconciles reportable segment profit to the Company’s condensed consolidated income before income tax provision for the three months ended March 31, 2014 and 2013:

	2014	2013
Segment profit	$3,671,235	$7,640,898
Unallocated amounts:
Operating expenses	(2,057,619)	(2,145,702)
Other income/(expenses)	(747,955)	145,530
Income before tax provision	$865,661	$5,640,726

10.	Subsequent Events

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

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and from the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. For the three months ended March 31, 2014, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 37%, 63% and 0% of our revenue, respectively, compared to 51%, 44% and 5%, respectively, for the same period of 2013.

We export our products as well as sell them domestically. We sell our products either through distributors with good credit or to end users directly. We believe that our main export markets are the Asia, North America, Europe, Russia and the Middle East. We sell our other fruit related products to domestic customers.

During the first quarter of 2014, we exported our Hedetang-branded fruit juice beverages to Mongolia and Canada. We currently market our Hedetang brand fruit beverages in only certain regions of the PRC. We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In particular, we plan to expand our glass bottle production line to produce higher margin portable fruit juice beverages targeting consumers in more populated Chinese cities. Currently we produce six flavors of fruit beverages in 280 ml glass bottles, 418 ml glass and 500 ml glass bottles and BIB package, including apple juice, pear juice, kiwifruit juice, mulberry juice, kiwifruit cider and mulberry cider.  We currently sell our fruit beverages to over 100 distributors and more than 20,000 retail stores in approximately 20 provinces. Our products are sold through distributors in stores such as Hualian Supermarket in Beijing, RT-Mart in Shenyang, Carrefour in Chongqing and Shenyang and Lianhua Supermarket in Shanghai, etc.

We plan to continue to focus on creating new products with high margins to supplement our current product offering.

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverage quality. As of March 31, 2014, we are in the process of building up an internal research and development team, we will use external experts and research institutions for additional consultation when necessary. In three months ended March 31, 2014 and 2013, our research and development expenses were $nil and $98,622, respectively.

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

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2014, we had spent approximately $11 million on various capital projects in Huludao Wonder as described in projects (4) and (5) below. The following table presents the capital projects on which we currently plan to use the proceeds from this offering. We review these projects and capital expenditures on a quarterly basis based on the market conditions and associated costs of these projects.

Capital Wonder Projects

Subsidiary	No.	Priority Projects	Progress	Estimated capital expenditure (in Millions)
SkyPeople Suizhong	(1)	Construction of a refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables	The design of the facility has been completed. Construction has started during the third quarter of 2012. The Company suspended the construction of the refrigeration storage unit to apply land use right certificate from local government. It is expected that the certificate of land use right will be granted to the Company in 2014.	$2.7
Huludao Wonder	(2)	Construction of concentrated fruit juice mixing center	The design of the facility has been completed. The first stage of construction has started. During the fourth quarter of 2012, the civil work has been completed. The project was completed in 2013.	1.9
Huludao Wonder	(3)	Construction of a 30 ton/hour comprehensive fruits and vegetables processing line	The construction of this 30 ton/hour comprehensive fruits and vegetables processing line was delayed. The installation and adjustment of machinery has been completed during the fourth quarter of 2012. The project was completed in 2013.	3
Huludao Wonder	(4)	Construction of a fruit juice beverage production line of 6,000 bottles/hour	The construction of the production line was completed and the production line commenced operation in the second quarter of 2012.	3
Huludao Wonder	(5)	Environmental project (waste water treatment facility for concentrated apple juice production line)	The construction of the environmental project was completed in the third quarter of 2012.	8
Total Capital Expenditure				$18.6

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

Yidu Municipal People’s Government is in the process of demolition buildings on project land. The Company is actively working with various bodies of local government making preparations for the start of the project.

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

As of the date of this report, the Company is in the process of building up facilities and purchasing equipment, it is expected that the trial production will be started by the end of June.

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

During first quarter of 2014, the Company finished the feasibility study and submitted detailed project proposal to the local government. Both parties decided to continue the project. The Company has made partial payment to acquire land use right from the local government, purchase equipment and build facilities.

Results of Operations

Comparison of Three Months ended March 31, 2014 and 2013:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three month ended March 31,		Change
	2014	2013	Amount	%
Concentrated apple juice and apple aroma	274	636	(362)	(57%)
Concentrated kiwifruit juice and kiwifruit puree	1,834	3,419	(1,585)	(46%)
Concentrated pear juice	2,213	5,173	(2,960)	(57%)
Fruit juice beverages	7,440	8,585	(1,145)	(13%)
Fresh fruits and vegetables	4	798	(794)	(99%)
Others	18	-	18	100%
Total	11,783	18,611	(6,828)	(37%)

Our gross revenue for the three months ended March 31, 2014 was $11.8 million, a decrease of $6.8 million, or 37%, from $18.6 million for the same period of 2013. This decrease was primarily due to decrease of sales in all of our product lines except for the other products.

Sales from apple related products decreased by $0.37 million, or 57%, to $0.27 million for the three months ended March 31, 2014, from $0.64 million for the same period of 2013. During the first quarter of 2014, the Company sold approximately 211 tons of concentrated apple juice decreased from approximately 461 tons of concentrated apple juice sold in the same period of 2013. Such decrease was coupled with a decrease in unit price of concentrated apple juice. During the first quarter of 2014, due to reduced market demand the selling price of apple related products were lower than that of the same period of previous year. Thus the amount of apple related products sold and selling price both decreased.

Sales from concentrated kiwifruit juice and kiwifruit puree were $1.8 million for the first quarter of 2014, a decrease of $1.6 million, or 46%, from $3.4 million in the same quarter of 2013, primarily due to decrease in both amount sold and unit price. During the three months ended March 31, 2014 and 2013, the Company sold approximately 1,513 and 2,800 tons of kiwi-related products, respectively. The Company has less amount of inventory of concentrated kiwifruit juice and kiwifruit puree during the current quarter than the year ago quarter. Therefore, the Company sold less amount of concentrated kiwifruit juice and kiwifruit puree during the current period than the same period of 2013.

Sales of concentrated pear juice decreased to $2.2 million in the first quarter of 2014, a decrease of $3.0 million, or 57%, from $5.2 million in the same quarter of 2013. During the first quarter of 2014, the unit selling price of concentrated pear juice decreased, which was coupled by a decrease of the amount of pear juice sold. During the first quarter of 2014 and 2013, the Company sold 1,519 and 3,400 tons of concentrated pear juice, respectively. The Company has less amount of inventory of concentrated pear juice during the current quarter than the year ago quarter. As a result, the Company sold less amount of concentrated pear juice during the current period than the same period of 2013.

Revenue from our fruit juice beverages in the PRC decreased to $7.4 million, a decrease of $1.2 million or 13%, from $8.6 million for the same period of 2013, primarily due to holidays in the first quarter of 2014, when the market demand was lower than the same period of previous year.

Revenue from our fresh fruits and vegetables in the PRC were $0.004 million and $0.8 million for the first quarter of 2014 and 2013, respectively.

Revenue from other products were $0.018 million and $nil for the three months ended March 31, 2014 and 2013, respectively. The amount of sales of other products is expected to be unstable and is generally not indicative of our future sales of other products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended March 31, 2014 and 2013, respectively (in thousands for the gross profit):

	Three months ended March 31,
	2014		2013
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$(72)	(26%)	$31	5%
Concentrated kiwifruit juice and kiwifruit puree	753	41%	2,114	62%
Concentrated pear juice	576	26%	1,599	31%
Fruit juice beverages	2,416	32%	3,512	41%
Fresh fruits and vegetables	4	100%	385	48%
Others	(6)	(33%)	-	-
Total/Overall (for gross margin)	$3,671	31%	$7,641	41%

The consolidated gross profit for the three months ended March 31, 2014 was $3.7 million, a decrease of $3.9 million, or 51%, from $7.6 million for the same period of 2013, primarily due to decrease of profit margin of all of our products.

The Company sold 57% less concentrated apple juice during first quarter of 2014 as compare to same period of 2013. The gross profit margin of concentrated apple juice for the first quarter of 2014 and 2013 were negative 26% and 5%, respectively, primarily due to significantly lower selling price of concentrated apple juice, which was caused by reduced market demand of concentrated apple juice.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree decreased from 62% for the three months ended March 31, 2013 to 41% for the same period of 2014, primarily due to higher cost of fresh kiwi purchased in the last squeezing season, which caused higher cost of concentrated kiwifruit juice and kiwifruit puree sold during the current period as compared to the cost of concentrated kiwifruit juice and kiwifruit puree sold in the same period of 2013.

The gross profit margin of the concentrated pear juice decreased from 31% to 26% for first quarter of 2014 to 2013, primarily due to higher cost of pear purchased in the last quarter of 2013 as compared to the same period of 2012 and lower selling price of concentrated pear juice.

The gross profit margin of our fruit juice beverages decreased from 41% for the three months ended March 31, 2013, to 32% for the same period of 2014. The decrease of gross margin of fruit juice beverages was primarily due to higher cost of raw materials purchased in the first quarter of 2014 as compared to same period of 2013.

Gross profit margin for the fruits and vegetables was almost 100% and 48% for the first quarter of 2014 and 2013, respectively.

Gross loss margin for other products was 33% for the three months ended March 31, 2014. There was no revenue generated from this product segment during the same period of 2013.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended March 31, 2014 and 2013, respectively:

	First quarter of 2014		First quarter of 2013
	Amount	% of revenue	Amount	% of revenue
General and administrative	$1,193,121	10%	$1,305,914	7%
Selling expenses	864,498	7%	741,166	4%
Research and development	-	-	98,622	1%
Total operating expenses	$2,057,619	17%	$2,145,702	12%

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses decreased slightly for the three months ended March 31, 2014 compared to the corresponding period in 2013.

General and administrative expenses decreased by $112,793, or 9%, to $1,193,121 for the three months ended March 31, 2014, from $1,305,914 for the same period of 2013. The decrease in general and administrative expenses was mainly due to decreased amount of legal fees related to our pending litigation, payroll and related expenses.

Selling expenses increased by $123,332, or 17%, to $864,498 for the three months ended March 31, 2014 from $741,166 for the same period of 2013, mainly due to an increase in the payroll and related expenses as a result of an increase in our headcount to the handle the increased sales work.

The Company did not incur research and development expense for the current period, comparably, research and development expenses was $98,622, for the three months ended March 31, 2013. The Company is in the process of building up its own research and development team.

Income from Operations

Income from operations decreased to $1,613,616, a decrease of $3,881,580 or 71% from $5,495,196 for the three months ended March 31, 2013. The decrease in the income from operations was mainly due to a decrease in both revenue as well as gross profit margin and increase in the operating expenses.

Other Income (Expense), Net

Other income, net was $145,530 for the three months ended March 31, 2013, comparably during the same period of 2014, the Company incurred other expense of $747,955. Interest expense increased to $812,421, representing an increase of $535,398 or 193% during the current period as compared to interest expense of $277,023 for the same period of 2013. The increase of interest expense was mainly due to increased amount of borrowings from local financial institutions and related parties. Meanwhile, during the three months ended March 31, 2014, the Company incurred consulting fees related to capital lease of $442,792; there was no transaction in similar nature during same period of previous year. In January 2014, the SkyPeople (China), Xinda Financial Leasing Co., Ltd. (“Xinda”) entered into equipment leasing agreements with three suppliers, pursuant to which consideration of machinery and equipment will be paid by Xinda, SkyPeople (China) will lease these machinery and equipment from Xinda for five years. The Company has the right to purchase the equipment at $161 the end of the lease. The total cost of equipment under this lease agreement is RMB129 million (approximately $21 million). Estimated lease payments will be approximately RMB 8 million per quarter (approximately $1.3 million).  The Company will classify the leases as capital leases in accordance with ASC 840 “Leases”

Income Tax

Our provision for income taxes was $228,602 and $1,483,865 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $1,255,263, or 85%. The decrease in tax provision was due to less income before taxes in the first quarter of 2014. Our consolidated income tax rates were 26% for the three months ended March 31, 2014 and 2013, respectively.

Net Income

Net income was $637,059 for the three months ended March 31, 2014, comparably, during the same period of 2013, the Company generated net income of $4,156,861, primarily due to the 52% decrease in gross profit, coupled with 4% decrease in total operating expenses, 614% decrease from other income to other expense, as previously discussed.

Noncontrolling Interests

As of March 31, 2014, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests, which is deducted from our net income, was $133,387 and $338,713 for the three months ended March 31, 2014 and 2013, respectively. The decrease in the net income attributable to noncontrolling interests was mainly due to the decrease in the net income generated from SkyPeople (China).

Net Income Attributable to SkyPeople Fruit Juice, Inc.

Net income attributable to SkyPeople Fruit Juice, Inc. was $503,672, for the first quarter of 2014, net income attributable to the Company was $3,818,148 for the same period of 2013, representing $3,314,476 or 87% decrease for the reasons described above.

Liquidity and Capital Resources

As of March 31, 2014, we had cash, cash equivalents and restricted cash of $76,035,402, an increase of $9,146,448, or 14%, from $66,888,954 as of December 31, 2013. We expect the projected cash flows from operation, anticipated cash receipts, cash on hand, and trade credit to provide necessary capital to meet our projected operating cash requirements at least for the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $67,790,086 as of March 31, 2014, a decrease of $4,122,319, from working capital of $71,912,405 as of December 31, 2013. During the first quarter of 2014, our operating activities generated net cash inflow of $14,867,346, an increase of $1,674,395 or 13% from $13,192,951, net cash inflow from operating activities of same period of 2013.

During the three months ended March 31, 2014, our investing activities used net cash of $3,866,882, including $3,851,844 of additions to property, plant and equipment, as compare to $428,692 for the same period of 2013.

During the three months ended March 31, 2014, our financing activities used net cash of $1,199,800, in the same period of 2013, our financing activities generated net cash inflow of $814,526.

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

During the first quarter of 2013, the Company repaid $3,185,474 bank loans; comparably, during the same period of 2014, the Company borrowed $2,025,169 and repaid $564,334 bank loans. During first quarter of 2014, the Company paid $2,635,665 as prepayment of capital lease.

Off-balance sheet

As of March 31, 2014, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures were completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the three months ended March 31, 2014.

Changes in Internal Controls Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 5, 2011, we received a shareholder demand letter from counsel for a purported shareholder. The letter was addressed to the Company’s Board of Directors and requested the Board of Directors to take a number of actions in order to repair the alleged “harm” caused to the Company by certain of its directors and officers, as well as its current and former auditors. No formal shareholder derivative complaint has been filed to date on behalf of the Company. The parties executed a settlement agreement on April 17, 2014. The settlement involves the Company paying $100,000 to plaintiff’s counsel, which is covered by the Company’s insurance, and the adoption by the Company of certain corporate governance measures.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*+
101.SCH	XBRL Schema Document*+
101.CAL	XBRL Calculation Linkbase Document*+
101.DEF	XBRL Definition Linkbase Document*+
101.LAB	XBRL Label Linkbase Document*+
101.PRE	XBRL Presentation Linkbase Document*+

*	filed herewith

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

SKYPEOPLE FRUIT JUICE, INC.

By:	/s/ Hongke Xue
Hongke Xue Chief Executive Officer
(Principal Executive Officer)
May 15, 2014

By:	/s/ Xin Ma
Xin Ma Chief Financial Officer
(Principal Financial and Accounting Officer)
May 15, 2014