Form 10-Q
period 2014-06-30
SkyPeople Fruit Juice, Inc
filed 2014-08-14
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Class	Outstanding at August 14, 2014
Common Stock, $0.001 par value per share	26,661,499

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$79,723,955	$66,888,954
Restricted cash	20,072,162	7,216,782
Accounts receivables, net of allowance of $209,122 and $211,039 as of June 30, 2014 and December 31, 2013, respectively	17,795,059	34,179,426
Other receivables	921,484	575,040
Inventories	5,813,692	4,381,900
Deferred tax assets	1,480,690	535,713
Advances to suppliers and other current assets	647,001	1,298,201
TOTAL CURRENT ASSETS	126,454,043	115,076,016

PROPERTY, PLANT AND EQUIPMENT, NET	91,067,126	61,907,175
LAND USE RIGHT, NET	6,372,202	6,522,152
SECURITY DEPOSIT FOR CAPITAL LEASE	3,144,910	-
OTHER ASSETS	40,370,408	49,614,200
TOTAL ASSETS	$267,408,689	$233,119,543

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$5,337,527	$3,572,968
Accrued expenses	8,428,031	4,008,715
Income tax payable	557,068	1,749,138
Advances from customers	239,695	355,968
Notes payable -bank	24,947,991	10,825,173
Short-term loan - related party	-	24,970
Short-term bank loans	22,314,406	22,626,679
Obligations under capital leases - current	3,831,441	-
TOTAL CURRENT LIABILITIES	65,656,159	43,163,611

NON-CURRENT LIABILITIES
Long-term loan - related party	8,000,000	8,000,000
Obligations under capital leases	17,134,623	-
TOTAL NON-CURRENT LIABILITIES	25,134,623	8,000,000
TOTAL LIABILITIES	90,790,782	51,163,611

STOCKHOLDER’ EQUITY

SkyPeople Fruit Juice, Inc, Stockholders’ equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value; 66,666,666 shares authorized; 26,661,499 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	26,661	26,661
Additional paid-in capital	59,189,860	59,189,860
Retained earnings	95,514,839	94,962,299
Accumulated other comprehensive income	17,742,916	19,354,599
Total SkyPeople Fruit Juice, Inc. stockholders’ equity	172,474,276	173,533,419
Non-controlling interests	4,143,631	8,422,513
TOTAL STOCKHOLDERS’ EQUITY	176,617,907	181,955,932
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$267,408,689	$233,119,543

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months Ended June 30,		For the six months Ended June 30,
	2014	2013	2014	2013
Revenue	$11,978,652	$10,349,909	$23,761,819	$28,961,365
Cost of goods sold	7,424,302	6,995,919	15,536,234	17,966,477
Gross profit	4,554,350	3,353,990	8,225,585	10,994,888

Operating Expenses
General and administrative expenses	995,830	1,281,515	2,188,951	2,587,429
Selling expenses	1,384,991	1,212,921	2,249,489	1,954,087
Research and development expenses	-	(79,642)	-	18,980
Total operating expenses	2,380,821	2,414,794	4,438,440	4,560,496

Income from operations	2,173,529	939,196	3,787,145	6,434,392

Other income (expenses)
Interest income	238,212	82,941	311,873	154,520
Subsidy income	37,374	435,839	470,971	786,813
Interest expenses	(1,749,783)	(351,033)	(2,562,204)	(628,056)
Consulting fee related to capital lease	(439,908)	-	(882,700)	-
Total other income (expenses)	(1,914,105)	167,747	(2,662,060)	313,277

Income before income tax	259,424	1,106,943	1,125,085	6,747,669
Income tax provision	102,608	322,754	331,210	1,806,619
Net income	156,816	784,189	793,875	4,941,050

Less: Net income attributable to non-controlling interests	107,948	104,147	241,335	442,860

NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$48,868	$680,042	552,540	4,498,190

Other comprehensive income (loss)
Foreign currency translation adjustment	(11,592)	2,518,720	(1,717,080)	2,929,951
Comprehensive income (loss)	37,276	3,198,762	(1,164,540)	7,428,141
Other comprehensive income (loss) attributable to non-controlling interests	48,959	227,957	(105,397)	265,176
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$(11,683)	$2,970,805	(1,059,143)	7,162,965

Earnings per share:
Basic earnings per share	$-	$0.03	$0.02	$0.17
Diluted earnings per share	$-	$0.03	$0.02	$0.17

Weighted average number of shares outstanding
Basic	26,661,499	26,661,499	26,661,499	26,661,499
Diluted	26,661,499	26,661,499	26,661,499	26,661,499

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$793,875	$4,941,050
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,572,175	1,510,091
Deferred income tax assets	(944,977)	(149,215)
Changes in operating assets and liabilities
Accounts receivable	16,111,019	36,671,171
Other receivable	(352,389)	(470,281)
Advances to suppliers and other current assets	640,892	(10,174)
Inventories	(438,715)	841,381
Accounts payable	1,801,177	(9,913,912)
Accrued expenses	4,461,534	(270,092)
Income tax payable	(1,178,899)	(2,919,124)
Advances from customers	(113,301)	(414,816)
Net cash provided by operating activities	22,352,391	29,816,079

CASH FLOWS FROM INVESTING ACTIVITIES
Refund of purchase deposit	7,506,207	-
Additions to property, plant and equipment	(9,966,212)	(485,142)
Prepayment for other assets	(18,652)	(38,000,669)
Net cash used in investing activities	(2,478,657)	(38,485,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend paid to non-controlling shareholder	(4,414,820)	-
Increased in restricted cash	(12,950,836)	-
Short-term notes payable	14,254,064	-
Proceeds from related party loan	-	8,000,000
Proceeds from short-term bank loans	19,489,005	8,653,944
Repayment of short-term bank loans	(19,595,955)	(6,555,123)
Payment for security deposit of capital lease	(3,152,185)	-
Repayment of related party loans	(24,970)	-
Net cash provided by (used in) financing activities	(6,395,697)	10,098,821

Effect of change in exchange rate	(643,036)	1,323,994

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,835,001	2,753,083
Cash and cash equivalents, beginning of period	66,888,954	77,560,278
Cash and cash equivalents, end of period	$79,723,955	$80,313,361

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,159,600	$496,209
Cash paid for income taxes	$2,455,086	$4,874,958

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$1,325,819	$317,258
Properties acquired from capital lease	$21,014,564	$-

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows for the periods ended June 30, 2014 and 2013. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date.

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

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Organizational Structure

Current organizational structure is set forth in the diagram below:

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Xi’an Qinmei Food Co., Ltd., an entity not affiliated with the Company, owns the other 8.85% of the equity interest in Shaanxi Qiyiwangguo.
(2)	Formerly known as Shaanxi Tianren Organic Food Co. Ltd.
(3)	SkyPeople Juice Group Yidu Orange Products Co., Ltd. was established on March 13, 2012. Its scope of business includes deep processing and sales of oranges.
(4)	Hedetang Fruit Juice Beverages (Yidu) Co., Ltd. was established on March 13, 2012. Its scope of business includes production and sales of fruit juice beverages.
(5)	SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. was established on April 26, 2012. Its scope of business includes initial processing, quick-frozen and sales of agricultural products and related by-products.
(6)	SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. was established on April 19, 2013. Its scope of business includes preliminary processing of agricultural and subsidiary products; establishment of trading market, etc.
(7)	Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. was established on April 19, 2013. Its scope of business includes producing kiwi fruit juice, kiwi puree and cider beverages, etc.
(8)	Xi’an Hedetang Fruit Juice Beverages Co., Ltd. (“Xi’an Hedetang”) was established on March 31, 2014. Its scope of business includes production and sales of fruit juice beverages.
(9)	Xi’an Cornucopia International Co., Ltd. (“Cornucopia”) was established on July 2, 2014. Its scope of business includes retail and wholesale of pre-packaged food.
(10)	Shaanxi Fruitee Fun Co., Ltd. (“Fruitee Fun”) was established on July 3, 2014. Its scope of business includes retail and wholesale of pre-packaged food.
(11)	Hedetang Holding Co., Ltd. (“Hedetang Holding”) was established on July 21, 2014. Its scope of business includes corporate investment consulting, corporate management at consulting, etc.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of the Company’s chinese subsidiaries which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

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

Inventories

Inventories consist of raw materials, packaging materials (which include ingredients and supplies) and finished goods (which include finished juice in the bottling and canning operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off. No inventory markdown was recorded for the three and six months ended June 30, 2014 and 2013, respectively.

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $437,756 and $399,492 for three months ended June 30, 2014 and 2013, respectively; and $794,151 and $705,641 for the six months ended June 30, 2014 and 2013, respectively; are reported in the Consolidated Statements of Comprehensive Income as a component of selling expenses.

Leases

Leases are reviewed and classified as capital or operating at their inception in accordance with ASC Topic 840, Accounting for Leases. For leases that contain rent escalations, the Company records monthly rent expense equal to the total amount of the payments due in the reporting period over the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent account

In January 2014, the Company entered into a five-year equipment leasing agreement with Cinda Financial Leasing Co., Ltd. (“Cinda”). The total cost of equipment under this lease agreement is RMB129 million (approximately $21 million). Estimated lease payment will be approximately RMB 8 million per quarter (approximately $1.3 million). The Company has the right to purchase the equipment for $161 at the end of the lease. During the second quarter of 2014, equipment under the lease agreements were received and the Company has paid and accrued interest on capital lease for approximately $478,000. The Company classified the lease as a capital lease in accordance with ASC 840 “Leases”. The Company also agreed to pay consulting fees of $831,100 (RMB 5,160,000) for consulting services and $414,492 (RMB 2,580,000) services fees to Cinda, which was amortized over service period.

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

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other comprehensive income for six months ended June 30, 2014 and 2013 represented foreign currency translation adjustments and were included in the consolidated statements of income and comprehensive income.

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

The diluted earnings per share calculation for the three and six months ended June 30, 2014 and 2013 did not include the warrants to purchase up to 175,000 shares of common stock, because their effect was anti-dilutive.

3.	Inventories

Inventories by major categories are summarized as follows:

	June 30, 2014	December 31, 2013
Raw materials and packaging	$2,641,544	$1,030,866
Finished goods	2,117,231	3,351,034
Working-in-process	1,054,917	-
Inventories	$5,813,692	$4,381,900

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Short-term Bank Loan

	June 30, 2014	December 31, 2013

Loan payable to Huludao Bank, Suizhong branch due on June 10, 2014, bearing interest at 9.225% per annum, collateralized by the buildings, machinery and land use rights of Huludao Wonder.	$-	$5,461,793
Loan payable to Huludao Bank, Suizhong branch due on June 14, 2015, bearing interest at 9.6% per annum, collateralized by the buildings, machinery and land use rights of Huludao Wonder.	5,412,168	-
Loan payable to Shanghai Pudong Development Bank due on April 23, 2015, bearing interest at 6.6% per annum, collateralized by the buildings of SkyPeople (China).	4,875,829	4,920,533
Loan payable to China Construction Bank due on May 25, 2015, bearing interest at 6% per annum, collateralized by the buildings of SkyPeople (China).	2,129,112	2,148,633
Loan payable to Bank of Xi’an due on June 17, 2014, bearing interest at 7.8% per annum, guaranteed by a third party Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd and CEO, Mr. Hongke Xue. This loan was paid off on June 17, 2014.	-	1,640,178
Loan payable to Bank of Beijing due on June 25, 2015, bearing interest at 7.8% per annum, collateralized by the buildings of a third party, Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd.	4,875,830	4,920,533
Loan payable to China Construction Bank due on November 3, 2014, bearing interest at 6% per annum, collateralized by the buildings and land use rights of Yingkou.	2,291,640	2,312,651
Loan payable to China Merchants Bank due on October 30, 2014, bearing interest at 8.4% per annum, guaranteed by a third party, Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd. and CEO, Hongke Xue.	650,111	656,071
Loan payable to China Construction Bank due on March 19, 2014, bearing interest at 3.2% per annum, collateralized by certain accounts receivable of SkyPeople (China). This loan was paid off on March 19, 2014.	-	291,693
Loan payable to China Construction Bank due on March 24, 2014, bearing interest at 3.2% per annum, collateralized by certain accounts receivable of SkyPeople (China). This loan was paid off on March 24, 2014.	-	274,594
Loan payable to China Construction Bank due on September 5, 2014, bearing interest at 3.6% per annum, collateralized by certain accounts receivable of SkyPeople (China).	137,372	-
Loan payable to China Merchants Bank due on February 24, 2015, bearing interest at 8.4% per annum, guaranteed by a third party, Shaanxi Culture Industry Financing Guarantee Co., Ltd.	1,625,276	-
Loan payable to China Citic Bank due on September 2, 2014, bearing interest at 4.8225% per annum, collateralized by certain accounts receivable of SkyPeople (China).	317,068	-
	$22,314,406	$22,626,679

5.	Notes Payable - Bank

Notes payable - bank consists of a series of bank notes and letter of credit from various banks, which are collateralized by restricted cash and assets of the Company. The following table sets forth the outstanding bank notes as of June 30, 2014:

	June 30, 2014	Restricted Cash	Due Date
Bank of Xi’an	$1,625,275	$812,638	September 4, 2014
Shanghai Pudong Development Bank	1,625,276	1,625,276	October 22, 2014
Shanghai Pudong Development Bank	4,875,829	4,875,829	April 28, 2014
Shanghai Pudong Development Bank	3,250,553	3,250,553	December 24, 2014
Shanghai Pudong Development Bank	3,250,553	1,625,276	October 14, 2014
China Merchants Bank	487,583	487,583	August 27, 2014
Bank of Ningxia	4,875,829	2,437,914	December 19, 2014
China Construction Bank	81,264	81,264	November 7, 2014
Bank of Beijing	4,875,829	4,875,829	December 27, 2014
Total	$24,947,991	$20,072,162

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Related Party Transactions

Sales to related party

The company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. (“Fullmart”) for approximately $1,350,000 and $967,300 for the six months ended June 30, 2014 and 2013, respectively. The accounts receivable balances were approximately $1,050,000 and $731,000 as of June 30, 2014 and December 31, 2013, respectively. Fullmart is a company indirectly owned by our Chairman, Mr. Yongke Xue.

Short-term loan – related party

The Company borrowed $24,970 from Skypeople International Holdings Group Limited during the year ended December 31, 2013. The loan is non-interest bearing and due on demand. This balance was paid in full in January 2014.

Long-term loan – related party

On February 18, 2013, SkyPeople (China) entered into a loan agreement with SkyPeople International Holdings Group Limited (the “Lender”). The Lender indirectly holds 50.2% interest in the Company. Mr. Yongke Xue (“Y. K. Xue”), the Chairman of the board of directors of the Company (the “Board”), and Mr. Hongke Xue, the Chief Executive Officer of the Company and director of the Board, indirectly and beneficially own 80.0% and 9.4% of equity interest in the Lender, respectively. Pursuant to the Agreement, the Lender agrees to extend to the Company a one-year unsecured term loan with a principal amount of $8.0 million at an interest rate of 6% per annum. During 2013, the Company received $8.0 million from the Lender. In February 2014, both parties extended this loan for another two years.

The Company recorded interest expense of $120,000 and $116,452 for the three months ended June 30, 2014 and 2013, respectively.

7.	Commitments and Contingencies

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On June 20, 2011, plaintiff Benjamin Padnos filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its current and former officers and/or directors, the Company’s former independent auditors Child Van Wagner & Bradshaw, PLLC and BDO Limited, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On August 30, 2011, the Court consolidated the foregoing two actions and appointed Zachary Lewy as lead plaintiff. On September 30, 2011, pursuant to the Court’s order, Lead Plaintiff filed a consolidated complaint, which names the Company, Rodman & Renshaw, LLC, BDO Limited, Child Van Wagoner & Bradshaw PLLC and certain of the Company’s current and former directors and/or officers and majority shareholders as defendants, and alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, and the rules promulgated thereunder. The Consolidated Complaint seeks, among other things, compensatory damages, and reasonable costs and expenses incurred in the action. On December 21, 2011, the Company and certain of the individual defendants filed a motion to dismiss the Consolidated Complaint. On May 3, 2012, Lead Plaintiff voluntarily dismissed the claims against BDO Limited and Child Van Wagoner & Bradshaw PLLC. On September 10, 2012, the Court granted in part and denied in part the Company’s motion to dismiss the Consolidated Complaint. On January 11, 2013, defendant Rodman & Renshaw LLC filed for Chapter 11 bankruptcy protection, and, on January 18, 2013 the court imposed an automatic stay on Plaintiffs claims against Rodman pursuant to Section 326(a) of the Bankruptcy Code. The parties settled this matter by the Company agreeing to contribute $2,200,000 into a settlement fund to pay class members (the “Settlement”). On October 4, 2013, the Company’s insurance company, Navigators Insurance Company, wired a total of $2,200,000 into the settlement escrow account, which was confirmed by the plaintiff counsel. On January 27, 2014, the Court entered an order approving the Settlement, certifying the class for settlement purposes and dismissing the suit with prejudice.

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

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Concentrations

(1)	Concentration of customers

Sales to our five largest customers accounted for approximately 19% and 19% of our net sales during the six months ended June 30, 2014 and 2013, respectively. There was no single customer representing 10% of total sales for the six months ended June 30, 2014 and 2013, respectively.

Sales to our five largest customers accounted for approximately 19% and 25% of our net sales during the three months ended June 30, 2014 and 2013, respectively. There was no single customer representing 10% of total sale for the three months ended June 30, 2014 and 2013, respectively.

(2)	Concentration of suppliers

During six months ended June 30, 2014, three suppliers accounted for 18%, 15% and 10% of our purchases. During the six months ended June 30, 2013, two suppliers accounted for 28% and 11% of our purchases. There was no other single supplier representing 10% of purchase during both periods.

During the three months ended June 30, 2014, three suppliers accounted for 18%, 13% and 13% of our purchases. During the three months ended June 30, 2013, three suppliers accounted for 29%, 15% and 14.7% of our purchases.  There was no other single supplier representing 10% of purchase during both periods.

9.	Segment Reporting

The Company operates in six segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages, fresh fruits and vegetables, and others. Our concentrated apple juice and apple aroma is primarily produced by the Company’s Huludao Wonder factory; concentrated pear juice is primarily produced by the Company’s Jiangyang factory. However, the Company use the same production line to manufacture concentrated apple juice and concentrated pear juice. In addition, both Shaanxi Province, where the factory of Jianyang factory is located, and Liaoning Province, where the factory of Huludao Wonder is located, are rich in fresh apple and pear supplies, Jinagyang factory also produces concentrated apple juice and Huludao Wonder factory also produces concentrated pear juice when necessary. Concentrated kiwifruit juice and kiwifruit puree is primarily produced by the Company’s Qiyiwangguo factory, and fruit juice beverages is primarily produced by the Company’s Qiyiwangguo factory and Huludao Wonder factory. The Company’s other products include fructose, concentrated turnjujube juice, and other by products, such as kiwifruit seeds.

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

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amount in thousands)
For the Three Months Ended June 30, 2014	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Other	Total
Reportable segment revenue	$773	$5	$246	$11,079	$-	$20	$12,123
Inter-segment revenue	-	-	(56)	(88)	-	-	(144)
Revenue from external customers	773	5	190	10,991	-	20	11,979
Segment gross profit	$153	$1	$90	$4,302	$-	$8	$4,554

(Amount in thousands)
For the Three Months Ended June 30, 2013	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Other	Total
Reportable segment revenue	$1,052	$17	$713	$8,721	$4	6	$10,513
Inter-segment revenue	-	(7)	(29)	(127)	-	-	(163)
Revenue from external customers	1,052	10	684	8,594	4	6	10,350
Segment gross profit	$77	$5	$121	$3,147	$3	1	$3,354

(Amount in thousands)
For the Six Months Ended June 30, 2014	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$1,535	$1,861	$2,481	$18,567	$5	$83	$24,532
Inter-segment revenue	(488)	(22)	(78)	(136)	(1)	(45)	(770)
Revenue from external customers	1,047	1,839	2,403	18,431	4	38	23,762
Segment gross profit	$81	$754	$666	$6,719	$4	$2	$8,226

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

The following table reconciles reportable segment profit to the Company’s consolidated income before income tax provision for the three and six months ended June 30, 2014 and 2013:

	Three Months ended June 30,
	2014	2013
Segment profit	$4,554,350	$3,353,990
Unallocated amounts:
Operating expenses	(2,380,821)	(2,414,794)
Other (income)/expenses	(1,914,105)	167,747
Income before tax provision	$259,424	$1,106,943

	Six Months ended June 30,
	2014	2013
Segment profit	$8,225,585	$10,994,888
Unallocated amounts:
Operating expenses	(4,438,440)	(4,560,496)
Other (income)/expenses	(2,662,060)	313,277
Income before tax provision	$1,125,085	$6,747,669

10.	Dividend Distribution made by Qiyiwangguo

Pursuant to a resolution approved by Qiyiwangguo’s shareholders’ meeting held on March 7, 2014, 65% of the retained earnings of Qiyiwangguo as of December 31, 2013, approximately RMB 306 million (approximately $50 million) will be distributed to its two shareholders, SkyPeople (China), which owns 91.15% of Qiyiwangguo’s shares; and Xi’an Qinmei Food Co., Ltd, an entity not affiliated with the Company, owns the other 8.85% of the equity interest in Shaanxi Qiyiwangguo. The distribution to SkyPeople (China) was treated as inter-company transaction and the amount was eliminated during the consolidation.

On April 10, 2014, approximately RMB 27 million (approximately $4.4 million) was wired from Qiyiwangguo to Xi’an Qinmei Food Co., Ltd

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

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and from the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. For the six months ended June 30, 2014, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 8%, 92% and 0% of our revenue, respectively, compared to 38%, 59% and 3%, respectively, for the same period of 2013.

We export our products as well as sell them domestically. We sell our products either through distributors with good credit or to end users directly. We believe that our main export markets are the Asia, North America, Europe, Russia and the Middle East. We sell our other fruit related products to domestic customers.

During the first half of 2014, we exported our Hedetang-branded fruit juice beverages to Mongolia and Canada. We currently market our Hedetang brand fruit beverages in only certain regions of the PRC. We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In particular, we plan to expand our glass bottle production line to produce higher margin portable fruit juice beverages targeting consumers in more populated Chinese cities. Currently we produce six flavors of fruit beverages in 280 ml glass bottles, 418 ml glass and 500 ml glass bottles and BIB package, including apple juice, pear juice, kiwifruit juice, mulberry juice, kiwifruit cider and mulberry cider. We currently sell our fruit beverages to over 100 distributors and more than 20,000 retail stores in approximately 20 provinces. Our products are sold through distributors in stores such as Hualian Supermarket in Beijing, RT-Mart in Shenyang, Carrefour in Chongqing and Shenyang and Lianhua Supermarket in Shanghai, etc.

We plan to continue to focus on creating new products with high margins to supplement our current product offering.

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverage quality. As of June 30, 2014, we are in the process of building up an internal research and development team, we will use external experts and research institutions for additional consultation when necessary. In six months ended June 30, 2014 and 2013, our research and development expenses were $nil and $18,980, respectively.

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

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2014, we had spent approximately $11 million on various capital projects in Huludao Wonder as described in projects (4) and (5) below. The following table presents the capital projects on which we currently plan to use the proceeds from this offering. We review these projects and capital expenditures on a quarterly basis based on the market conditions and associated costs of these projects.

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

Investment/Service Agreement with Mei County National Kiwi Fruit Wholesale Trading Center

On April 3, 2013, SkyPeople (China) entered into an Investment Agreement (the “Agreement”) with the Managing Committee of Mei County National Kiwi Fruit Wholesale Trading Center (the “Committee”). The Committee has been authorized by the People’s Government of Mei County to be in charge of the construction and administration of the Mei County National Kiwi Fruit Wholesale Trading Center (the “Trading Center”).

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

As of the date of this report, the Company is in the process of building up facilities, purchasing equipment and making preparations for trail products. Trail production has been delayed until second half of 2014.

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

During half quarter of 2014, the Company finished the feasibility study and submitted detailed project proposal to the local government. Both parties decided to continue the project. The Company has made partial payment to acquire land use right from the local government, purchase equipment and build facilities. As of the date of this report, the Company is in the process of purchasing equipment.

Results of Operations

Comparison of Three Months ended June 30, 2014 and 2013:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended June 30, 2014 and 2013 respectively (in thousands):

	Three months ended June 30,		Change
	2014	2013	Amount	%
Concentrated apple juice and apple aroma	$773	$1,052	$(279)	(27%)
Concentrated kiwifruit juice and kiwifruit puree	5	10	(5)	(50%)
Concentrated pear juice	190	684	(494)	(72%)
Fruit juice beverages	10,991	8,594	2,397	28%
Fresh fruits and vegetables	-	4	(4)	(100%)
Other	20	6	14	233%
Total	$11,979	$10,350	$1,629	16%

Our gross revenue for the three months ended June 30, 2014 was $11.98 million, an increase of $1.63 million, or 16%, from $10.35 million for the three months ended June 30, 2013. This increase was primarily due to an increase in sales fruit juice beverages, which was partially offset by a decrease of revenue generated from apple-related product, kiwi-related products, concentrated pear juice, fresh fruits and vegetables and other products.

Sales from apple related products decreased by $0.3 million, or 27%, from $1.1 million for the three months ended June 30, 2013, to $0.8 million for the same period of 2014. During the second quarter of 2013, the Company sold approximately 615 tons of concentrated apple juice decreased to approximately 480 tons of concentrated apple juice sold in the same period of 2014. The decrease of revenue generated from concentrated apple juice was mainly caused by the decrease of unit price and amount sold.

Sales from concentrated kiwifruit juice and kiwifruit puree were $0.005 million for the second quarter of 2014, a decrease of $0.005 million, or 50%, from $0.01 million in the same quarter of 2013, primarily due to decrease in both amount sold and unit price. During the three months ended June 30, 2014, the Company sold approximately 2.7 tons of kiwi-related products.

Sales of concentrated pear juice decreased to $0.2 million in the second quarter of 2014, a decrease of $0.5 million, or 72%, from $0.7 million in the same quarter of 2013. During the second quarter of 2014, the unit selling price and amount of concentrated pear juice decreased. During the second quarter of 2014 and 2013, the Company sold 100 and 527 tons of concentrated pear juice, respectively. The decrease of revenue generated from concentrated pear juice was mainly due to reduced amount of concentrated pear juice sold, which was partially offset by increased unit price.

Revenue from our fruit juice beverages in the PRC increased to $11 million, an increase of $2.4 million or 28%, from $8.6 million for the same period of 2013, primarily due to bigger market share gained from our continuous efforts of expanding sales channel.

Revenue from our fresh fruits and vegetables in the PRC were $0.004 million and $nil for the second quarter of 2013 and 2014, respectively.

Revenue from other products increased to $0.02 million, an increase of $0.014 million or 233%, from $0.006 million for the same period of 2013. The amount of sales of other products is expected to be unstable and is generally not indicative of our future sales of other products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended June 30, 2014 and 2013, respectively (in thousands for the gross profit):

	Three months ended June 30,
	2014		2013
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$153	20%	$77	7%
Concentrated kiwifruit juice and kiwifruit puree	1	20%	5	50%
Concentrated pear juice	90	47%	121	18%
Fruit juice beverages	4,302	39%	3,147	37%
Fresh fruits and vegetables	-	-%	3	75%
Other	8	40%	1	17%
Total/Overall (for gross margin)	$4,554	38%	$3,354	32%

The consolidated gross profit for the three months ended June 30, 2014 was $4.6 million, an increase of $1.2 million, or 37%, from $3.4 million for the same period of 2013, primarily due to increased amount of gross profit generated from fruit juice beverages and apple-related products, which was partially offset by less amount of gross profit generated from kiwi-related products and concentrated pear juice segments.

The consolidated gross profit margin for the three months ended June 30, 2014 was 38%, an increase of 6%, from 32% for the same period of 2013, primarily due to an increase in gross margin of apple-related products, concentrated pear juice and fruit juice beverages, which was partially offset by a decrease in gross profit margin of both kiwi-related products.

The gross margin of concentrated apple juice and apple aroma increased to 20% for the three months ended June 30, 2014 from 7% for the same period of 2013, primarily due to higher selling price of concentrated apple juice.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree decreased from 50% for the three months ended June 30, 2013 to 20% for the same period of 2014, primarily due to higher cost of fresh kiwi purchased in three months ended June 30, 2014 as compared to the same period of 2013.

The gross margin of the concentrated pear juice increased from 18% to 47% for second quarter of 2013 to 2014, primarily due to increase unit price.

The gross profit margin of our fruit juice beverages increased from 37% for the three months ended June 30, 2013, to 39% for the same period of 2014.

Gross margin for the fruits and vegetables was 75% for the second quarter of 2013, during the same period of 2014, the Company did not sell any fresh fruits and vegetables.

The gross profit margin for other products was 17% for the three months ended June 30, 2013 and 40% for the same period of 2014. Given the relatively low production volume and sales of other products, the gross profit margin is expected to change from time to time.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended June 30, 2014 and 2013, respectively:

	Three months ended June 30,
	2014		2013
	Amount	% of revenue	Amount	% of revenue
General and administrative	$995,830	8%	$1,281,515	12%
Selling expenses	1,384,991	12%	1,212,921	12%
Research and development	—	—	(79,642)	(1%)
Total operating expenses	$2,380,821	20%	$2,414,794	23%

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses decreased $33,973 or 14% for the three months ended June 30, 2014 compare to the corresponding period in 2013.

General and administrative expenses decreased by $285,685, or 22%, to $995,830 for the three months ended June 30, 2014, from $1,281,515 for the same period of 2013. The decrease in general and administrative expenses was mainly due to decreased amount of legal fees related to our current pending litigation, and offset by higher salary expenses resulted from an increase in the headcount of our management staff.

Selling expenses increased by $172,070, or 14%, to $1,384,991 for the three months ended June 30, 2014 from $1,212,921 for the same period of 2013, mainly due to an increase in the payroll and related expenses as a result of an increase in our headcounts to the handle the increased sales work.

During the second quarter of 2013, the Company suspended research and development work and received refund of $79,642 from outside research and development institutions; comparably, the Company did not inure research and development expenses for the three months ended June 30, 2014. In the second quarter of 2014, the Company did not have research and development agreements with research institutions but concentrate on building up a research and development team of itself.

Income from Operations

Income from operations increased from $939,196, an increase of 131% or $1,234,333 to $2,173,529, for the three months ended June 30, 2014.The increase in the income from operations was mainly due to increase in both revenue as well as gross margin and offset by the increase in the operating expenses.

Other Income (Expense)

Other expense was $1,914,105, for the second quarter of 2014, comparing with other income of $167,747 for the three months ended June 30, 2013, primarily due to higher amount of interest expense for the current period as compare to same period of last year, which were mainly due to interest incurred by our capital lease and bank notes. During the three months ended June 30, 2014, the Company incurred consulting fees related to capital lease of $439,908; there was no transaction in similar nature during same period of previous year. Subsidy income decreased $398,465 during the second quarter of 2014 as contrast of same period of 2013.

Income Tax

Our provision for income taxes was $102,608 and $322,754 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $220,146, or 68%. The increase in tax provision was due to decreased amount of income before taxes in the second quarter of 2014.

Net Income

Net income was $156,816 for the three months ended June 30, 2014; in contrast, net income was $784,189 for the same period of 2013, a decrease of $627,373, or 80%, primarily due to the 36% increase in gross profit, coupled with 1% decrease in total operating expenses, the change of $0.17 million other income into $1.9 million other expense and other factors discussed above.

Noncontrolling Interests

As of June 30, 2014, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests, which is deducted from our net income, was $107,948 and $104,147 for the three months ended June 30, 2014 and 2013, respectively. The increase in the net income attributable to noncontrolling interests was mainly due to the increase in the net income generated from SkyPeople (China).

Net Income Attributable to SkyPeople Fruit Juice, Inc.

Net income attributable to the Company was $48,868 for the three months ended June 30, 2014; in contrast, during the same period of 2013, net income attributable to the Company was $680,042 for the reasons described above.

Comparison of Six Months ended June 30, 2014 and 2013:

Revenue

The following table presents our consolidated revenues for each of our main products for the six months ended June 30, 2014 and 2013, respectively (in thousands):

	Six months ended June 30,		Change
	2014	2013	Amount	%
Concentrated apple juice and apple aroma	$1,047	$1,688	$(641)	(38%)
Concentrated kiwifruit juice and kiwifruit puree	1,839	3,429	(1,590)	(46%)
Concentrated pear juice	2,403	5,857	(3,454)	(59%)
Fruit juice beverages	18,431	17,179	1,252	7%
Fresh fruits and vegetables	4	802	(798)	(100%)
Other	38	6	32	5,333%
Total	$23,762	$28,961	$(5,199)	(18%)

Our gross revenue for the six months ended June 30, 2014 and 2013 was $23.8 million and $29.0 million, respectively, representing a decrease of $5.2 million, or 18%. This decrease was primarily due to a decrease in sales of apple-related products, kiwi-related products, concentrated pear juice, fresh fruits, vegetables and other products, which was partially offset by an increase in revenue generated by fruit juice beverages.

Sales from apple related products decreased by $0.6 million, or 38%, to $1.0 million for the six months ended June 30, 2014, from $1.7 million for the same period of 2013. During the first half of 2014, the Company sold approximately 691 tons of concentrated apple juice decreased from approximately 1,011 tons of concentrated apple juice sold in the same period of 2013. The decrease in the volume of concentrated apple juice sold was coupled with decrease in unit price.

Sales from concentrated kiwifruit juice and kiwifruit puree were $1.8 million for the first half of 2014, a decrease of $1.6 million, or 46%, from $3.4 million in the same period of 2013, primarily due to decrease in both amount sold and unit price. During the first half of 2014, the Company sold 1,567 tons kiwi-related products.

Sales of concentrated pear juice decreased from $5.9 million in the first half of 2013 to $2.4 million during the same period of 2014, representing a decrease of $3.5 million, or 59%. During the first half of 2014 and 2013, the Company sold 1,619 and 3,977 tons of concentrated pear juice, respectively. During the first half of 2014, the unit selling price and amount of concentrated pear juice sold both decreased.

Revenue from our fruit juice beverages in the PRC increased to $18.4 million, an increase of $1.3 million or 7%, from $17.2 million for the same period of 2013, primarily due to bigger market share gained from our continuous efforts of expanding sales channel.

Revenue from our fresh fruits and vegetables in the PRC were $0.004 and $0.8 million for the first half of 2014 and 2013, respectively.

Revenue from other products increased from $0.006 million for first half of 2013 to $0.04 million for the same period of 2014. The amount of sales of other products is expected to be unstable and is generally not indicative of our future sales of other products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the six months ended June 30, 2014 and 2013, respectively (in thousands for the gross profit):

	Six months ended June 30,
	2014		2013
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$81	8%	$108	6%
Concentrated kiwifruit juice and kiwifruit puree	754	41%	2,119	62%
Concentrated pear juice	666	28%	1,720	29%
Fruit juice beverages	6,719	36%	6,659	39%
Fresh fruits and vegetables	4	100%	388	48%
Other	2	5%	-	17%
Total/Overall (for gross margin)	$8,226	35%	$10,995	38%

The consolidated gross profit for the six months ended June 30, 2014 was $8.2 million, a decrease of $2.8 million, or 25%, from $11 million for the same period of 2013, primarily due to decreased amount of gross profit generated from our apple-related products, kiwi-related products, concentrated pear juice, which was partially offset by increased gross profit of fruit juice beverages.

The consolidated gross profit margin for the six months ended June 30, 2014 and 2013 was 35% and 38%, respectively, the decrease of gross profit margin was primarily due to decreased amount of gross profit generated, which was partially offset by decreased amount of revenue.

The gross profit margin of concentrated apple juice and apple aroma was 8% for the six months ended June 30, 2014 from gross profit margin of 6% for the same period of 2013, primarily due to higher selling price of concentrated apple juice.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree decreased from 62% for the six months ended June 30, 2013 to 41% for the same period of 2014, primarily due to higher cost of fresh kiwi purchased in six months ended June 30, 2014 as compared to the same period of 2013.

The gross margin of the concentrated pear juice decreased from 29% to 28% for first half of 2013 to 2014.

The gross profit margin of our fruit juice beverages increased from 39% for the six months ended June 30, 2013, to 36% for the same period of 2014.

Gross margin for the fruits and vegetables was 48% for the first half of 2013, and 100% for the first half of 2014.

The gross profit margin for other products was 17% for the six months ended June 30, 2013 and 5% for the same period of 2014. Given the relatively low production volume and sales of other products, the gross profit margin is expected to change from time to time.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the six months ended June 30, 2014 and 2013, respectively:

	Six months ended June 30,
	2014		2013
	Amount	% of revenue	Amount	% of revenue
General and administrative	$2,188,951	9%	2,587,429	9%
Selling expenses	2,249,489	10%	1,954,087	7%
Research and development	-	-	18,980	<1%
Total operating expenses	$4,438,440	19%	4,560,496	16%

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses decreased $122,056 or 3% for the six months ended June 30, 2014 compare to the corresponding period in 2013.

General and administrative expenses decreased to $2,188,951 for the six months ended June 30, 2014, comparing with $2,587,429 for the six months ended June 30, 2013, representing $398,478 or 15% decrease. The decrease in general and administrative expenses was mainly due to decreased amount of legal fees related to our current pending litigation, offset by higher salary expenses resulted from an increase in the headcount of our management staff.

Selling expenses increased to $2,249,489 from $1,954,087, for the six months ended June 30, 2014 and 2013, respectively, representing $295,402 or 15% increase. The increase in selling expenses mainly due to an increase in the payroll and related expenses as a result of an increase in our headcounts to the handle the increased sales work.

During the first half of 2013, the Company incurred $18,980 research and development expense. In the first half of 2014, the Company did not have research and development agreements with research institutions but concentrate on building up a research and development team of itself.

Income from Operations

Income from operations decreased to $3,787,145 from $6,434,392 for the six months ended June 30, 2014 and 2013, representing a decrease of 41% or $2,647,247. The decrease in the income from operations was mainly due to 18% decrease in revenue as well as 25% decrease in gross profit, which was partially offset by 3% decreased amount of operating expenses.

Other Income (Expense)

Other income, net was $313,277 for the six months ended June 30, 2013. In contrast, during the first half of 2014, other expense was $2,662,060, primarily due to a decrease of $315,842 or 40% in subsidy income and an increase of $1,934,148 or 308% of interest expenses which were mainly due to interest incurred by our capital lease and bank notes. During the six months ended June 30, 2014, the Company incurred consulting fees related to capital lease of $882,700; there was no transaction in similar nature during same period of previous year. The subsidy income was provided with respect to the value added tax rebates on our exports in the first half of 2014 and 2013.

Income Tax

Our provision for income taxes was $331,210 and $1,806,619 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $1,475,409 or 82%. The decrease in tax provision was due to decreased amount of income before taxes in the first half of 2014. Our consolidated income tax rates were 29% and 27% for the six months ended June 30, 2014 and 2013, respectively.

Net Income

Net income was $793,875 and $4,941,050 for the six months ended June 30, 2014 and 2013, respectively, representing a decrease of $4,147,175 or 84%, primarily due to the 25% decrease in gross profit, coupled with 3% decrease in total operating expenses, the change of $0.3 million other income to $2.7 million other expense and other factors discussed above.

Noncontrolling Interests

As of June 30, 2014, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests, which is deducted from our net income, was $241,335 and $442,860 for the six months ended June 30, 2014 and 2013, respectively. The decrease in the net income attributable to noncontrolling interests was mainly due to the increase in the net income generated from SkyPeople (China).

Net Income Attributable to SkyPeople Fruit Juice, Inc.

Net income attributable to the Company was $552,540 for the first half of 2014; in contrast, during the same period of 2013, net income attributable to the Company was $4,498,190 for the reasons described above.

Liquidity and Capital Resources

As of June 30, 2014, we had cash, cash equivalents of $79,723,955, an increase of $12,835,001, or 19%, from $66,888,954 as of December 31, 2013. We expect the projected cash flows from operation, anticipated cash receipts, cash on hand, and trade credit to provide necessary capital to meet our projected operating cash requirements at least for the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $60,797,884 as of June 30, 2014, a decrease of $11,114,542, from working capital of $71,912,405 as of December 31, 2013. During the first half of 2014, our operating activities generated net cash inflow of $22,352,391, a decrease of $7,463,688 or 25% from $29,816,079, net cash inflow from operating activities of same period of 2013.

During the six months ended June 30, 2014 and 2013, our investing activities used net cash of $2,478,657 and $38,485,811, respectively. During first half 2013, $38,000,669 of deposits to land use right was paid.

Our financing activities generated net cash inflow of $10,098,821 during the first half of 2013 and generated cash outflow of $6,395,697 during the first half of 2014.

In January 2014, the Company entered into a five-year equipment leasing agreement with Cinda Financial Leasing Co., Ltd. (“Cinda”). The total cost of equipment under this lease agreement is RMB129 million (approximately $21 million). Estimated lease payment will be approximately RMB 8 million per quarter (approximately $1.3 million). The Company has the right to purchase the equipment for $161 at the end of the lease. During the second quarter of 2014, equipment under the lease agreements were received and the Company has paid and accrued interest on capital lease for approximately $478,000. The Company classified the lease as a capital lease in accordance with ASC 840 “Leases”. The Company also agreed to pay consulting fees of $831,100 (RMB 5,160,000) for consulting services and $414,492 (RMB 2,580,000) services fees to Cinda, which was amortized over service period.

Pursuant to a resolution approved by Qiyiwangguo’s shareholders’ meeting held on March 7, 2014, 65% of the retained earnings of Qiyiwangguo as of December 31, 2013, approximately RMB 306 million (approximately $50 million) will be distributed to its two shareholders, SkyPeople (China), which owns 91.15% of Qiyiwangguo’s shares; and Xi’an Qinmei Food Co., Ltd, an entity not affiliated with the Company, owns the other 8.85% of the equity interest in Shaanxi Qiyiwangguo. The distribution to SkyPeople (China) was treated as inter-company transaction and the amount was eliminated during the consolidation. On April 10, 2014, approximately RMB 27 million (approximately $4.4 million) was wired from Qiyiwangguo to Xi’an Qinmei Food Co., Ltd.

During first half of 2014, the Company borrowed $19,489,005 from local banks and repaid $19,595,955 to local banks. In contrast, during the same period of 2013, the Company borrowed 8,653,944 from local banks and repaid $6,555,123 to them. During the first half of current year, the Company raised $14,254,064 through short-term bank notes and used $12,950,836 for restricted cash as collaterals on bank notes. The Company also paid $3,152,185 to Cinda as deposit of capital lease. There was no transaction in similar nature during the same period of last year.

On February 18, 2013, SkyPeople (China) entered into a loan agreement with SkyPeople International Holdings Group Limited (the “Lender”). The Lender indirectly holds 50.2% interest in the Company. Mr. Yongke Xue (“Y. K. Xue”), the Chairman of the board of directors of the Company (the “Board”), and Mr. Hongke Xue, the newly elected Chief Executive Officer of the Company and director of the Board, indirectly and beneficially own 80.0% and 9.4% of equity interest in the Lender, respectively. Pursuant to the Agreement, the Lender agrees to extend to the Company a one-year unsecured term loan with a principal amount of $8.0 million at an interest rate of 6% per annum. During first half of 2013, the Company received $8.0 million from the Lender. Both parties extended this loan for another two years in February 2014.

Off-balance sheet arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures were completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the three months ended June 30, 2014.

Changes in Internal Controls Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 20, 2011, plaintiff Paul Kubala (on behalf of his minor child N.K.) filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its individual officers and/or directors, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On June 20, 2011, plaintiff Benjamin Padnos filed a securities fraud class action lawsuit in the United States District Court, Southern District of New York against the Company, certain of its current and former officers and/or directors, the Company’s former independent auditors Child Van Wagner & Bradshaw, PLLC and BDO Limited, and Rodman & Renshaw, LLC, the underwriter of the Company’s follow-on public offering consummated in August 2010, alleging violations of Sections10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On August 30, 2011, the Court consolidated the foregoing two actions and appointed Zachary Lewy as lead plaintiff. On September 30, 2011, pursuant to the Court’s order, Lead Plaintiff filed a consolidated complaint, which names the Company, Rodman & Renshaw, LLC, BDO Limited, Child Van Wagoner & Bradshaw PLLC and certain of the Company’s current and former directors and/or officers and majority shareholders as defendants, and alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, and the rules promulgated thereunder. The Consolidated Complaint seeks, among other things, compensatory damages, and reasonable costs and expenses incurred in the action. On December 21, 2011, the Company and certain of the individual defendants filed a motion to dismiss the Consolidated Complaint. On May 3, 2012, Lead Plaintiff voluntarily dismissed the claims against BDO Limited and Child Van Wagoner & Bradshaw PLLC. On September 10, 2012, the Court granted in part and denied in part the Company’s motion to dismiss the Consolidated Complaint. On January 11, 2013, defendant Rodman & Renshaw LLC filed for Chapter 11 bankruptcy protection, and, on January 18, 2013 the court imposed an automatic stay on Plaintiffs claims against Rodman pursuant to Section 326(a) of the Bankruptcy Code. The parties settled this matter by the Company agreeing to contribute $2,200,000 into a settlement fund to pay class members (the “Settlement”). On October 4, 2013, the Company’s insurance company, Navigators Insurance Company, wired a total of $2,200,000 into the settlement escrow account, which was confirmed by the plaintiff counsel. On January 27, 2014, the Court entered an order approving the Settlement, certifying the class for settlement purposes and dismissing the suit with prejudice.

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
August 14, 2014

By:	/s/ Xin Ma
Xin Ma Chief Financial Officer
(Principal Financial and Accounting Officer)
August 14, 2014

