Form 10-Q
period 2014-09-30
SkyPeople Fruit Juice, Inc
filed 2014-11-14
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Class	Outstanding at November 13, 2014
Common Stock, $0.001 par value per share	26,661,499

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$33,879,350	$66,888,954
Restricted cash	18,772,857	7,216,782
Accounts receivables, net of allowance of $209,132 and $211,039 as of September 30, 2014 and December 31, 2013, respectively	46,668,461	34,179,426
Other receivables	1,196,619	575,040
Inventories	4,570,061	4,381,900
Deferred tax assets	945,799	535,713
Advances to suppliers and other current assets	618,438	1,298,201
TOTAL CURRENT ASSETS	106,651,585	115,076,016

PROPERTY, PLANT AND EQUIPMENT, NET	96,202,206	61,907,175
LAND USE RIGHT, NET	6,326,001	6,522,152
SECURITY DEPOSIT FOR CAPITAL LEASE	3,145,063	-
OTHER ASSETS	68,503,757	49,614,200
TOTAL ASSETS	$280,828,612	$233,119,543

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$15,606,626	$3,572,968
Accrued expenses	9,276,149	4,008,715
Income tax payable	1,125,917	1,749,138
Advances from customers	413,607	355,968
Notes payable -bank	22,836,245	10,825,173
Short-term loan - related party	-	24,970
Short-term bank loans	22,051,316	22,626,679
Obligations under capital leases - current	4,037,530	-
TOTAL CURRENT LIABILITIES	75,347,390	43,163,611

NON-CURRENT LIABILITIES
Long-term loan - related party	8,000,000	8,000,000
Obligations under capital leases	16,133,086	-
TOTAL NON-CURRENT LIABILITIES	24,133,086	8,000,000
TOTAL LIABILITIES	99,480,476	51,163,611

STOCKHOLDER' EQUITY

SkyPeople Fruit Juice, Inc, Stockholders' equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value; 66,666,666 shares authorized; 26,661,499 shares issued and outstanding as of September 30, 2014 and December 31, 2013, repectively	26,661	26,661
Additional paid-in capital	59,189,860	59,189,860
Retained earnings	100,078,248	94,962,299
Accumulated other comprehensive income	17,800,879	19,354,599
Total SkyPeople Fruit Juice, Inc. stockholders' equity	177,095,648	173,533,419
Non-controlling interests	4,252,488	8,422,513
TOTAL STOCKHOLDERS' EQUITY	181,348,136	181,955,932
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$280,828,612	$233,119,543

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months Ended September 30,		For the Nine month Ended September 30,
	2014	2013	2014	2013
Revenue	$34,827,203	$19,472,130	$58,589,022	$48,433,495
Cost of goods sold	24,676,265	12,254,866	40,212,499	30,221,343
Gross profit	10,150,938	7,217,264	18,376,523	18,212,152

Operating Expenses
General and administrative expenses	1,317,546	1,628,699	3,506,497	4,216,128
Selling expenses	1,628,415	997,213	3,877,904	2,951,300
Research and development expenses	-		-	18,980
Total operating expenses	2,945,961	2,625,912	7,384,401	7,186,408

Income from operations	7,204,977	4,591,352	10,992,122	11,025,744

Other income (expenses)
Interest income	75,809	76,775	387,682	231,295
Subsidy income	91,362	194,587	562,333	981,400
Interest expenses	(811,317)	(475,190)	(3,373,521)	(1,103,246)
Consulting fee related to capital lease	(20,952)	-	(903,652)	-
Total other income (expenses)	(665,098)	(203,828)	(3,327,158)	109,449

Income before income tax	6,539,879	4,387,524	7,664,964	11,135,193
Income tax provision	1,822,995	1,130,388	2,154,205	2,937,007
Net income	4,716,884	3,257,136	5,510,759	8,198,186

Less: Net income attributable to non-controlling interests	153,475	243,260	394,810	686,120

NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$4,563,409	$3,013,876	$5,115,949	$7,512,066

Other comprehensive income (loss)
Foreign currency translation adjustment	8,747	904,683	(1,708,333)	3,834,634
Comprehensive income	4,572,156	3,918,559	3,407,616	11,346,700
Other comprehensive income (loss) attributable to non-controlling interests	(49,216)	81,879	(154,613)	347,055
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$4,621,372	$3,836,680	$3,562,229	$10,999,645

Earnings per share:
Basic and diluted earnings per share	$0.17	$0.11	$0.19	$0.28

Weighted average number of shares outstanding
Basic and diluted	26,661,499	26,661,499	26,661,499	26,661,499

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine months ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,510,759	$8,198,186
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,031,314	3,084,199
Deferred income tax assets	(410,086)	(328,769)
Changes in operating assets and liabilities
Accounts receivable	(12,813,534)	32,292,692
Other receivable	(627,449)	(724,588)
Advances to suppliers and other current assets	668,853	14,436
Inventories	730,838	(131,997)
Accounts payable	12,080,673	(9,740,930)
Accrued expenses	5,305,632	227,166
Income tax payable	(608,156)	(2,027,925)
Advances from customers	60,930	520,020
Net cash provided by operating activities	12,929,774	31,382,490

CASH FLOWS FROM INVESTING ACTIVITIES
Refund of purchase deposit	7,498,389	-
Additions to property, plant and equipment	(16,430,606)	(663,182)
Prepayment for other assets	(28,184,348)	(38,531,578)
Net cash used in investing activities	(37,116,565)	(39,194,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend paid to non-controlling shareholder	(4,410,222)	-
Increased in restricted cash	(11,635,476)	(804,480)
Short-term notes payable	12,123,678	1,480,242
Proceeds from rleated party loan	-	8,000,000
Proceeds from short-term bank loans	20,302,162	13,649,887
Repayment of short-term bank loans	(20,673,500)	(6,715,275)
Payment for security deposit of capital lease	(3,148,902)	-
Payment for capital lease	(797,443)	-
Repayment of related party loans	(24,970)	-
Net cash provided by (used in) financing activities	(8,264,673)	15,610,374

Effect of change in exchange rate	(558,140)	1,818,168

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,009,604)	9,616,272
Cash and cash equivalents, beginning of period	66,888,954	77,560,278
Cash and cash equivalents, end of period	$33,879,350	$87,176,550

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,553,422	$852,705
Cash paid for income taxes	$3,172,447	$5,293,700

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$1,324,438	$318,606
Properties acquired from capital lease	$20,992,677	$-

The accompanying notes are an intagral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
(Unaudited)

1.	Basis of Presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2014 and the results of operations and cash flows for the periods ended September 30, 2014 and 2013. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date.

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

Organizational Structure

Current organizational structure is set forth in the diagram below:

SkyPeople Fruit Juice, Inc.
(Florida, U.S.)
"SkyPeople"
100%
100%
Pacific Industry Holding Group Co., Ltd.
(Vanuatu)
"Pacific"
Harmony MN Inc.
(Delaware, U.S.)
"HMN"
100%
SkyPeople Juice International Holding (HK) Ltd.
(HK)
"SkyPeople International"
99.78%
SkyPeople Juice Group Co., Ltd.(2)
(PRC)
"SkyPeople (China)"
91.15%
Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd.(1)
(PRC)
"Shaanxi Qiyiwangguo"
100%
Huludao Wonder Fruit Co., Ltd.
(PRC)
"Huludao Wonder"
100%
Yingkou Trusty Fruit Co., Ltd.
(PRC)
"Yingkou"
100%
SkyPeople Juice Group Yidu Orange Products Co., Ltd.(3)
(PRC)
"Orange Products"
100%
Hedetang Fruit Juice Beverages (Yidu) Co., Ltd.(4)
(PRC)
"Hedetang Juice Beverages"
100%
SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd.(5)
(PRC)
"SkyPeople Suizhong"
100%
Hedetang Holding Co., Ltd.(11)
(PRC)
"Hedetang Holding"
100%
SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd.(6)
(PRC)
"Kiwi Fruit & Farm Products"
100%
Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. (7)
(PRC)
"Guo Wei Mei"
10%
90%
Xi'an Hedetang Fruit Juice Beverages Co., Ltd.(8)
(PRC)
"Xi'an Hedetang"
10%
90%
Xi'an Cornucopia International Co., Ltd.(9)
(PRC)
"Xi'an Cornucopia"
90%
10%
Shaanxi Fruitee Fun Co., Ltd.(10)
(PRC)
"Shaanxi Fruitee Fun"

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

The consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of SkyPeople (China), Shaanxi Qiyiwangguo, Huludao Wonder, Yingkou, Hedetang Juice Beverages, Orange Products, SkyPeople Suizhong, Kiwi Fruit & Farm Products, Guo Wei Mei, Xi’an Hedetang, Cornucopia and Fruitee Fun, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $765,911 and $371,699 for three months ended September 30, 2014 and 2013, respectively; and $1,560,062 and $1,077,340 for the nine months ended September 30, 2014 and 2013, respectively; are reported in the Consolidated Statements of Comprehensive Income as a component of selling expenses.

Leases

Leases are reviewed and classified as capital or operating at their inception in accordance with ASC Topic 840, Accounting for Leases. For leases that contain rent escalations, the Company records monthly rent expense equal to the total amount of the payments due in the reporting period over the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent account

In January 2014, the Company entered into a five-year equipment leasing agreement with Cinda Financial Leasing Co., Ltd. (“Cinda”). The total cost of equipment under this lease agreement is RMB129 million (approximately $21 million). Estimated lease payment will be approximately RMB 8 million per quarter (approximately $1.3 million). The Company has the right to purchase the equipment for $161 at the end of the lease. During the second quarter of 2014, equipment under the lease agreements were received and the Company has started making payment. The Company will classify the leases as capital leases in accordance with ASC 840 “Leases”. The Company also agreed to pay consulting fees of $831,100 (RMB 5,160,000) for consulting services and $414,492 (RMB 2,580,000) services fees to Cinda, which are amortized over service period. During the third quarter of 2014, the Company paid approximately RMB 8 million (approximately $1.3 million) to Cinda under capital lease agreement.

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

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other comprehensive income for nine months ended September 30, 2014 and 2013 represented foreign currency translation adjustments and were included in the consolidated statements of income and comprehensive income.

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

The diluted earnings per share calculation for the three and nine months ended September 30, 2014 and 2013 did not include the warrants to purchase up to 175,000 shares of common stock, because their effect was anti-dilutive.

3.	Inventories

Inventories by major categories are summarized as follows:

	September 30, 2014	December 31, 2013
Raw materials and packaging	$2,297,809	$1,030,866
Finished goods	1,304,036	3,351,034
Work-in-process	968,216	-
Inventories	$4,570,061	$4,381,900

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Short-term Bank Loan

Short-term bank loans consist of the following loans collateralized by assets of the company:

	September 30, 2014	December 31, 2013
Loan payable to Huludao Bank, Suizhong branch due on June 10, 2014, bearing interest at 9.225% per annum, collateralized by the buildings, machinery and land use rights of Huludao Wonder. The loan was paid in full on June 25, 2014.	$-	$5,461,792
Loan payable to Huludao Bank, Suizhong branch due on June 14, 2015, bearing interest at 9.6% per annum, collateralized by the buildings, machinery and land use rights of Huludao Wonder.	5,412,434	-
Loan payable to China Construction Bank due on May 25, 2015, bearing interest at 6% per annum, collateralized by the buildings of SkyPeople (China)	2,129,215	2,148,633
Loan payable to China Construction Bank due on November 3, 2014, bearing interest at 6% per annum, collateralized by the buildings and land use rights of Yingkou. This loan was paid off on November 3, 2014.	2,291,751	2,312,651
Loan payable to China Construction Bank due on March 19, 2014, bearing interest at 3.2% per annum, collateralized by certain accounts receivable of SkyPeople (China). This loan was paid off on March 19, 2014.	-	291,693
Loan payable to China Construction Bank due on March 24, 2014, bearing interest at 3.2% per annum, collateralized by certain accounts receivable of SkyPeople (China). This loan was paid off on March 24, 2014.	-	274,594
Loan payable to China Construction Bank due on January 18, 2015, bearing interest at 2.4% per annum, collateralized by certain accounts receivable of SkyPeople (China).	268,531	-
Loan payable to China Citic Bank due on December 18, 2014, bearing interest at 5.2341% per annum, collateralized by certain accounts receivable of SkyPeople (China).	151,129	-
Loan payable to Bank of Xi'an due on June 17, 2014, bearing interest at 7.8% per annum, guaranteed by a third party Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd. and our CEO, Mr. Hongke Xue. This loan was paid off on June 17, 2014.	-	1,640,178
Loan payable to Shanghai Pudong Development Bank due on April 23, 2015, bearing interest at 6.6% per annum, collateralized by the buildings of SkyPeople (China).	4,876,067	4,920,533
Loan payable to Bank of Beijing due on June 25, 2015, bearing interest at 7.8% per annum, collateralized by the buildings of a third party Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd.	4,876,067	4,920,534
Loan payable to China Merchants Bank due on October 30, 2014, bearing interest at 8.4% per annum, guaranteed by a third party Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd. and our CEO, Mr. Hongke Xue. This loan was paid off on October 30, 2014.	325,071	656,071
Loan payable to China Merchants Bank due on February 24, 2015, bearing interest at 8.4% per annum, guaranteed by a third party Shaanxi Culture Industry Financing Guarantee Co., Ltd.	1,625,356	-
Loan payable to Bank of Ningxia due on November 28, 2014, bearing interest at 3.1% per annum, collateralized by certain accounts receivable of SkyPeople (China).	95,695	-
	$22,051,316	$22,626,679

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Notes Payable - Bank

Notes payable - bank consists of a series of bank notes from various banks. Bank notes are collateralized by restricted cash and assets of the Company. The following table sets forth the outstanding bank notes as of September 30, 2014:

	September 30, 2014	Restricted Cash	Due date
Shanghai Pudong Development Bank(1)	$1,625,356	$1,625,356	October 22, 2014
Shanghai Pudong Development Bank	4,876,067	4,876,067	April 28, 2015
Shanghai Pudong Development Bank	3,250,711	3,250,711	December 24, 2014
Shanghai Pudong Development Bank(2)	3,250,711	1,625,356	October 14, 2014
Bank of Ningxia	4,876,067	2,438,034	December 19, 2014
Bank of Beijing	4,876,067	4,876,067	December 27, 2014
China Construction Bank(3)	81,266	81,266	November 7, 2014

	$22,836,245	$18,772,857

(1)	Bank notes have been repaid on October 22, 2014.
(2)	Bank notes have been repaid on October 14, 2014.
(3)	Bank notes have been repaid on November 7, 2014.

6.	Related Party Transactions

Sales to related party

The company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. ("Fullmart") for approximately $2,020,900 and $2,051,500 for the nine months ended September 30, 2014 and 2013, respectively and approximately $667,700 and $1,088,400 for the three months ended September 30, 2014 and 2013, respectively. The accounts receivable balances were approximately $1,040,700 and $731,000 as of September 30, 2014 and December 31, 2013, respectively. Fullmart is a company indirectly owned by our Chairman, Mr. Yongke Xue.

Short-term loan – related party

The Company borrowed $24,970 from SkyPeople International Holdings Group Limited during the year ended December 31, 2013. This loan is non-interest bearing and due on demand. This balance was paid in full in January 2014.

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

The Company recorded interest expense of $351,717 and $208,672 for the nine months ended September 30, 2014 and 2013, respectively and of $95,146 and $118,079 for the three months ended September 30, 2014 and 2013, respectively.

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Commitments and Contingencies

As previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, the Company reached a settlement on the Zachary Lewy et al. consolidated securities fraud class action on January 27, 2014. The settlement amount of $2,200,000 has been paid in full to the settlement fund.

As previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, in connection with a shareholder demand letter received August of 2011, the Company entered into a settlement agreement on April 17, 2014. The settlement amount of $100,000 has been paid in full.

From time to time we may be a party to various litigation proceedings arising in the ordinary course of business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

8.	Concentrations

(1)	Concentration of customers

Sales to five largest customers accounted for approximately 25% and 20% of our net sales during the nine months ended September 30, 2014 and 2013, respectively. There was no single customer representing 10% of total sales for the nine months ended September 30, 2014 and 2013, respectively.

Sales to our five largest customers accounted for approximately 38% and 25% of our net sales during the three months ended September 30, 2014 and 2013, respectively. The two largest customers accounted for 10.7% and 10.3% of net sales during the third quarter of 2014. There was no single customer representing 10% of total sales for the three months ended September 30, 2013.

(2)	Concentration of suppliers

During nine months ended September 30, 2014, two suppliers accounted for 34% and 15% of our purchases. During the nine months ended September 30, 2013, two suppliers accounted for 38% and 12% of our purchases. There was no other single supplier representing 10% of purchase during both periods.

During the three months ended September 30, 2014, one supplier accounted for 59% of our purchases. During the three months ended September 30, 2013, one supplier accounted for 14% of our purchases. There was no other single supplier representing 10% of purchase during both periods.

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

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amount in thousands)
For the Three Months Ended September 30, 2014	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Other	Total
Reportable segment revenue	$5,673	$357	$10,506	$37,322	$3,862	$15	$57,735
Inter-segment revenue	(56)	-	-	(22,847)	-	(5)	(22,908)
Revenue from external customers	5,617	357	10,506	14,475	3,862	10	34,827
Segment gross profit	$103	$(23)	$2,605	$6,346	$1,121	$(1)	$10,151

(Amount in thousands)
For the Three Months Ended September 30, 2013	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Other	Total
Reportable segment revenue	$102	$328	$6,716	$12,995	$1	147	$20,289
Inter-segment revenue	(47)	(59)	(560)	(151)	-	-	(817)
Revenue from external customers	55	269	6,156	12,844	1	147	19,472
Segment gross profit	$(20)	$187	$2,213	$4,846	$-	(9)	$7,217

(Amount in thousands)
For the Nine Months Ended September 30, 2014	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Other	Total
Reportable segment revenue	$7,208	$2,218	$12,987	$55,889	$3,867	$98	$82,267
Inter-segment revenue	(544)	(22)	(78)	(22,983)	(1)	(50)	(23,678)
Revenue from external customers	6,664	2,196	12,909	32,906	3,866	48	58,589
Segment gross profit	$184	$731	$3,271	$13,065	$1,125	$1	$18,377

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

The following table reconciles reportable segment profit to the Company’s condensed consolidated income before income tax provision for the three months ended September 30, 2014 and 2013:

	Three Months ended September 30,
	2014	2013
Segment profit	$10,150,938	$7,217,264
Unallocated amounts:
Operating expenses	(2,945,961)	(2,625,912)
Other (income)/expenses	(665,098)	(203,828)
Income before tax provision	$6,539,879	$4,387,524

	Nine months ended September 30,
	2014	2013
Segment profit	$18,376,523	$18,212,152
Unallocated amounts:
Operating expenses	(7,384,401)	(7,186,408)
Other (income)/expenses	(3,327,158)	109,449
Income before tax provision	$7,664,964	$11,135,193

10.	Dividend Distribution made by Qiyiwangguo

Pursuant to a resolution approved by Qiyiwangguo’s shareholders’ meeting, which was hosted on March 7, 2014, 65% of the retained earnings of Qiyiwangguo as of December 31, 2013, approximately RMB306 million (approximately $50 million) was distributed to its two shareholders, SkyPeople (China), which owns 91.15% of Qiyiwangguo’s shares; and Xi’an Qinmei Food Co., Ltd, an entity not affiliated with the Company, owns the other 8.85% of the equity interest in Shaanxi Qiyiwangguo.

On April 10, 2014, approximately RMB27 million (approximately $4.4 million) was wired from Qiyiwangguo to Xi’an Qinmei Food Co., Ltd.

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

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and from the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. For the nine months ended September 30, 2014, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 37%, 56% and 7% of our revenue, respectively, compared to 36%, 62% and 2%, respectively, for the same period of 2013.

We export our products as well as sell them domestically. We sell our products either through distributors with good credit or to end users directly. We believe that our main export markets are the Asia, North America, Europe, Russia and the Middle East. We sell our other fruit related products to domestic customers.

During the nine months ended September 30, 2014, we exported our Hedetang-branded fruit juice beverages to Mongolia and Canada. We currently market our Hedetang brand fruit beverages in only certain regions of the PRC. We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In particular, we plan to expand our glass bottle production line to produce higher margin portable fruit juice beverages targeting consumers in more populated Chinese cities. Currently we produce six flavors of fruit beverages in 280 ml glass bottles, 418 ml glass and 500 ml glass bottles and BIB package, including apple juice, pear juice, kiwifruit juice, mulberry juice, kiwifruit cider and mulberry cider. We currently sell our fruit beverages to over 100 distributors and more than 20,000 retail stores in approximately 20 provinces. Our products are sold through distributors in stores such as Hualian Supermarket in Beijing, RT-Mart in Shenyang, Carrefour in Chongqing and Shenyang and Lianhua Supermarket in Shanghai, etc.

We plan to continue to focus on creating new products with high margins to supplement our current product offering.

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverage quality. As of September 30, 2014, we are in the process of building up an internal research and development team, we will use external experts and research institutions for additional consultation when necessary. In nine months ended September 30, 2014 and 2013, our research and development expenses were $nil and $18,980, respectively.

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

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2014, we had spent approximately $11 million on various capital projects in Huludao Wonder as described in projects (4) and (5) below. The following table presents the capital projects on which we currently plan to use the proceeds from this offering. We review these projects and capital expenditures on a quarterly basis based on the market conditions and associated costs of these projects.

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

3.	one research and development center for orange varietal improvement and engineering technology (the “R&D center”) and

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

Yidu Municipal People’s Government is in the process of demolition buildings on project land. It is expected that demolition of buildings will be completed in the next few months. The Company is actively working with various bodies of local government making preparations for the start of the project.

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

As of the date of this report, the Company is in the process of building up facilities and purchasing equipment. The construction of kiwi fruit and fruit-related materials trading zone has been mostly completed. Trail production has been delayed until second half of 2014.

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

Results of Operations

Comparison of Three Months ended September 30, 2014 and 2013:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended September 30, 2014 and 2013 respectively (in thousands):

	Three month ended September 30,		Change
	2014	2013	Amount	%
Concentrated apple juice and apple aroma	$5,617	$55	$5,562	10,113%
Concentrated kiwifruit juice and kiwifruit puree	357	269	88	33%
Concentrated pear juice	10,506	6,156	4,350	71%
Fruit juice beverages	14,475	12,844	1,631	13%
Fresh fruits and vegetables	3,862	1	3,861	386100%
Other	10	147	(137)	(93%)
Total	$34,827	$19,472	$15,355	79%

Our gross revenue for the three months ended September 30, 2014 was $34.8 million, an increase of $15.3 million, or 79%, from $19.5 million for the three months ended September 30, 2013. This increase was primarily due to an increase in sales in almost all of our products lines, offset by the decrease of revenue from other products.

Sales from apple related products increased by $5.6 million, or 10,113%, from $0.055 million for the three months ended September 30, 2013, to $5.6 million for the same period of 2014. During the third quarter of 2013, the Company sold approximately 50 tons of concentrated apple juice, which increased to approximately 4,370 tons of concentrated apple juice sold in the same period of 2014. The increase of revenue generated from concentrated apple juice was mainly caused by the increase of amount sold, which was coupled with unit price.

Sales from concentrated kiwifruit juice and kiwifruit puree were $0.036 million for the third quarter of 2014, an increase of $0.009 million, or 33%, from $0.027 million in the same quarter of 2013, primarily due to increase in unit price, which was partially offset by the decreased amount of kiwi-related products sold. During the three months ended September 30, 2014, the Company sold approximately 105.7 tons of kiwi-related products. During the three months ended September 30, 2013, the Company sold approximately 221.2 tons of kiwi-related products.

Sales of concentrated pear juice increased to $10.5 million in the third quarter of 2014, an increase of $4.3 million, or 71%, from $6.2 million in the same quarter of 2013. During the third quarter of 2014 and 2013, the Company sold 7,644 and 3,802 tons of concentrated pear juice, respectively. The increase of revenue generated from concentrated pear juice was mainly due to increased amount of concentrated pear juice sold, which was partially offset by decreased unit price.

Revenue from our fruit juice beverages in the PRC increased to $14.5 million, an increase of $1.7 million or 13%, from $12.8 million for the same period of 2013, primarily due to bigger market share gained from our continuous efforts of expanding sales channel.

Revenue from our fresh fruits and vegetables in the PRC were $3.9 million and $0.001 for the third quarter of 2013 and 2014, respectively.

Revenue from other products decreased to $0.01 million, a decrease of $0.137 million or 93%, from $0.15 million for the same period of 2013. The amount of sales of other products is expected to be unstable and is generally not indicative of our future sales of other products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended September 30, 2014 and 2013, respectively (in thousands for the gross profit):

	Three months ended September 30,
	2014		2013
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$103	2%	$(20)	(36%)
Concentrated kiwifruit juice and kiwifruit puree	(23)	(6%)	187	70%
Concentrated pear juice	2,605	25%	2,213	36%
Fruit juice beverages	6,346	44%	4,846	38%
Fresh fruits and vegetables	1,121	29%	-	-
Other	(1)	(10%)	(9)	(6%)
Total/Overall (for gross margin)	$10,151	29%	$7,217	37%

The consolidated gross profit for the three months ended September 30, 2014 was $10.2 million, an increase of $3 million, or 41%, from $7.2 million for the same period of 2013, primarily due to increased amount of gross profit generated from apple-related products, concentrated pear juice, fruit juice beverages, fresh fruits and vegetables and other products segments, which was partially offset by less amount of gross profit generated from kiwi-related products.

The consolidated gross profit margin for the three months ended September 30, 2014 was 29%, a decrease of 8%, from 37% for the same period of 2013, primarily due to an increase in gross margin of apple-related products, fruit juice beverages and fresh fruit and vegetables, which was partially offset by a decrease in gross profit margin of kiwi-related products, concentrated pear juice and other products.

The gross margin of concentrated apple juice and apple aroma increased to 2% for the three months ended September 30, 2014 from gross loss margin of 36% for the same period of 2013, primarily due to higher selling price of concentrated apple juice.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree decreased from 70% for the three months ended September 30, 2013 to gross loss margin of 6% for the same period of 2014. During the current quarter of 2014, the Company sold kiwifruit juice only, which had a negative gross profit margin.

The gross margin of the concentrated pear juice decreased from 36% to 25% for third quarter of 2013 to 2014, primarily due to decreased selling price in the current quarter of 2014 as compared to same period of 2013.

The gross profit margin of our fruit juice beverages increased from 38% for the three months ended September 30, 2013, to 44% for the same period of 2014, primarily due to lower cost of raw materials purchased in the three months ended September 30, 2014 as compared to same period of 2013.

Gross margin for the fruits and vegetables was 29% for the second quarter of 2013, during the same period of 2014, the Company did not sell any fresh fruits and vegetables.

The gross loss margin for other products was 10% for the three months ended September 30, 2014 and 6% for the same period of 2013. Given the relatively low production volume and sales of other products, the gross profit margin is expected to change from time to time.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended September 30, 2014 and 2013, respectively:

	Three months ended September 30,
	2014		2013
	Amount	% of revenue	Amount	% of revenue
General and administrative	$1,317,546	4%	$1,628,699	8%
Selling expenses	1,628,415	5%	997,213	5%
Research and development	-	-	-	-
Total operating expenses	$2,945,961	9%	$2,625,912	13%

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses increased $320,049 or 12% for the three months ended September 30, 2014 compare to the corresponding period in 2013.

General and administrative expenses decreased by $311,153, or 19%, to $1,317,546 for the three months ended September 30, 2014, from $1,628,699 for the same period of 2013. The decrease in general and administrative expenses was mainly due to decreased amount of legal fees related to our pending litigation for the year ago period, and offset by higher salary expenses resulted from an increase in the headcount of our management staff.

Selling expenses increased by $631,202, or 63%, to $1,628,415 for the three months ended September 30, 2014 from $997,213 for the same period of 2013, mainly due to an increase in the shipping and handling costs as a result of increased sales.

The Company did not incur research and development expenses for the three months ended September 30, 2014 and 2013. The Company does not have any research and development agreements with research institutions but concentrate on building up a research and development team of itself.

Income from Operations

Income from operations increased from $4,591,352, an increase of 57% or $2,613,625 to $7,204,977, for the three months ended September 30, 2014.The increase in the income from operations was mainly due to increase in both revenue as well as gross margin and increase in the operating expenses.

Other Income (Expense)

Other expense was $665,098, for the third quarter of 2014, representing an increase of $461,270 or 226% from other expense of $203,828 for the three months ended September 30, 2013, primarily due to increased amount of $336,127 interest expense for the current period as compare to same period of last year, mainly due to interest incurred by our capital lease. Subsidy income decreased $103,225 during the third quarter of 2014 as contrast of same period of 2013.

Income Tax

Our provision for income taxes was $1,822,995 and $1,130,388 for the three months ended September 30, 2014 and 2013, respectively, an increase of $692,607, or 61%. The increase in tax provision was due to increased amount of income before taxes in the third quarter of 2014. Our consolidated income tax rates were 28% and 26% for the three months ended September 30, 2014 and 2013, respectively.

Net Income

Net income was $4,716,884 for the three months ended September 30, 2014; in contrast, net income was $3,257,136 for the same period of 2013, an increase of $1,459,748, or 45%, primarily due to the 41% increase in gross profit, offset by 12% increase in total operating expenses and other factors discussed above.

Noncontrolling Interests

As of September 30, 2014, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests, which is deducted from our net income, was $153,475 and $243,260 for the three months ended September 30, 2014 and 2013, respectively. The decrease in the net income attributable to noncontrolling interests was mainly due to the increase in the net income generated from SkyPeople (China).

Net Income Attributable to SkyPeople Fruit Juice, Inc.

Net income attributable to the Company was $4,563,409 for the three months ended September 30, 2014; in contrast, during the same period of 2013, net income attributable to the Company was $3,013,876 for the reasons described above.

Comparison of Nine months ended September 30, 2014 and 2013:

Revenue

The following table presents our consolidated revenues for each of our main products for the nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Nine months ended September 30,		Change
	2014	2013	Amount	%
Concentrated apple juice and apple aroma	$6,664	$1,743	$4,921	282%
Concentrated kiwifruit juice and kiwifruit puree	2,196	3,698	(1,502)	(41%)
Concentrated pear juice	12,909	12,013	896	7%
Fruit juice beverages	32,906	30,023	2,883	10%
Fresh fruits and vegetables	3,866	803	3,063	381%
Other	48	153	(105)	(69%)
Total	$58,589	$48,433	$10,156	21%

Our gross revenue for the nine months ended September 30, 2014 and 2013 was 58.6 million and $48.4 million, respectively, representing an increase of $10.2 million, or 21%. This increase was primarily due to an increase in sales of apple-related products, concentrated pear juice, fruit juice beverage and fresh fruits and vegetables, which was partially offset by reduced revenue generated by kiwi-related products and other products.

Sales from apple related products increased by $5 million, or 282%, to $6.7 million for the nine months ended September 30, 2014, from $1.7 million for the same period of 2013. During the nine months ended September 30, 2014, the Company sold approximately 5,062 tons of concentrated apple juice, which increased from approximately 1,060 tons of concentrated apple juice sold in the same period of 2013.

Sales from concentrated kiwifruit juice and kiwifruit puree were $2.2 million for the nine months ended September 30, 2014, a decrease of $1.5 million, or 41%, from $3.7 million in the same period of 2013. During the nine months ended September 30, 2014, the Company sold 1,673 tons kiwi-related products. The decrease in sales was primarily due to decrease in amount sold.

Sales of concentrated pear juice increased from $12 million in the nine months ended September 30, 2013 to $12.9 million during the same period of 2014, representing an increase of $0.9 million, or 7%. During the nine months ended September 30, 2014 and 2013, the Company sold 9,262 and 7,701 tons of concentrated pear juice, respectively. During the nine months ended September 30, 2014, the unit selling price of concentrated pear juice decreased.

Revenue from our fruit juice beverages in the PRC increased to $32.9 million, an increase of $2.9 million or 10%, from $30 million for the same period of 2013, primarily due to bigger market share gained from our continuous efforts of expanding sales channel.

Revenue from our fresh fruits and vegetables in the PRC were $3.9 million and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Revenue from other products increased from $0.153 million for nine months ended September 30, 2013 to $0.048 million for the same period of 2014. The amount of sales of other products is expected to be unstable and is generally not indicative of our future sales of other products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the nine months ended September 30, 2014 and 2013, respectively (in thousands for the gross profit):

	Nine months ended September 30,
	2014		2013
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$184	3%	$88	5%
Concentrated kiwifruit juice and kiwifruit puree	731	33%	2,306	62%
Concentrated pear juice	3,271	25%	3,933	33%
Fruit juice beverages	13,065	40%	11,505	38%
Fresh fruits and vegetables	1,125	29%	388	48%
Other	1	2%	(8)	(5%)
Total/Overall (for gross margin)	$18,377	31%	$18,212	38%

The consolidated gross profit for the nine months ended September 30, 2014 was $18.4 million, an increase of $0.2 million, or 1%, from $18.2 million for the same period of 2013, primarily due to increased amount of gross profit generated from our apple-related products, fruit juice beverages, fresh fruit and vegetables and other products, which was partially offset by decreased gross profit generated from kiwi-related products and concentrated pear juice.

The consolidated gross profit margin for the nine months ended September 30, 2014 and 2013 was 31% and 38%, respectively, primarily due to decreased amount of cost of sales incurred. During the nine months ended September 30, 2014, gross margin of fruit juice beverages and other products increased; however, gross margin of concentrated apple juice and apple aroma, concentrated kiwi-related products, concentrated pear juice and fresh fruit and vegetables decreased.

The gross profit margin of concentrated apple juice and apple aroma was 3% for the nine months ended September 30, 2014 and 5% for the same period of 2013, primarily due to lower selling price of concentrated apple juice.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree decreased from 62% for the nine months ended September 30, 2013 to 33% for the same period of 2014, primarily due to higher cost of fresh kiwi purchased in nine months ended September 30, 2014 as compared to the same period of 2013.

The gross profit margin of the concentrated pear juice decreased from 33% to 25% for the nine months ended September 30, 2013 and 2014, primarily due to lower selling price.

The gross profit margin of our fruit juice beverages slightly increased from 38% for the nine months ended September 30, 2013, to 40% for the same period of 2014.

Gross profit margin for the fruits and vegetables was 29% and 48% for the nine months ended September 30, 2014 and 2013, respectively.

The gross loss margin for other products was 5% for the nine months ended September 30, 2013 and for the same period of 2014, the gross profit margin was 2%. Given the relatively low production volume and sales of other products, the gross profit margin is expected to change from time to time.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the nine months ended September 30, 2014 and 2013, respectively:

	Nine months ended September 30,
	2014		2013
	Amount	% of revenue	Amount	% of revenue
General and administrative	$3,506,497	6%	$4,216,128	9%
Selling expenses	3,877,904	7%	2,951,300	6%
Research and development	-	-	18,980	<1%
Total operating expenses	$7,384,401	13%	$7,186,408	15%

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses increased $197,993 or 3% for the nine months ended September 30, 2014 compare to the corresponding period in 2013.

General and administrative expenses decreased to $3,506,497 from $4,216,128, representing $709,631 or 17% decrease for the nine months ended September 30, 2014 and 2013, respectively. The decrease in general and administrative expenses was mainly due to decreased amount of legal fees related to our current pending litigation, and offset by higher salary expenses resulted from an increase in the headcount of our management staff.

Selling expenses increased to $3,877,904 from $2,951,300, for the nine months ended September 30, 2014 and 2013, respectively, representing $926,604 or 31% increase. The increase in selling expenses mainly due to an increase in the payroll and related expenses as a result of an increase in our headcounts to handle the increased sales work and increased shipping and handling costs in the current period of 2014 as a result of increased sales.

During the nine months ended September 30, 2013, the Company incurred $18,980 research and development expense. In the same period of 2014, the Company did not have any research and development agreements with research institutions but concentrate on building up a research and development team of itself and comparably, did not incur any research and development expenses.

Income from Operations

Income from operations decreased to $10,992,122 from $11,025,744, representing a decrease of less than 1% or $33,622, for the nine months ended September 30, 2014 and 2013. The decrease in the income from operations was mainly due to increase in revenue and gross profit, which was partially offset by increased amount of operating expenses.

Other Income (Expense)

Other income, net of other expenses was $109,449 for the nine months ended September 30, 2013. In contrast, during the same period of 2014, other expense, net of other income was $3,327,158, primarily due to an increase of $2,270,275 in interest expenses.

Income Tax

Our provision for income taxes was $2,154,205 and $2,937,007 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $782,802 or 27%. The decrease in tax provision was due to decreased amount of income before taxes in the nine months ended September 30, 2014. Our consolidated income tax rates were 28% and 26% for the nine months ended September 30, 2014 and 2013, respectively.

Net Income

Net income was $5,510,759 and $8,198,186 for the nine months ended September 30, 2014 and 2013, respectively, representing a decrease of $2,687,427 or 33%, primarily due to 3% increase in total operating expenses and $3.4 million increase in other expense and other factors discussed above.

Noncontrolling Interests

As of September 30, 2014, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests, which is deducted from our net income, was $394,810 and $686,120 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in the net income attributable to noncontrolling interests was mainly due to the decrease in the net income generated from SkyPeople (China).

Net Income Attributable to SkyPeople Fruit Juice, Inc.

Net income attributable to the Company was $5,115,949 for the nine months ended September 30, 2014; in contrast, during the same period of 2013, net income attributable to the Company was $7,512,066 for the reasons described above.

Liquidity and Capital Resources

As of September 30, 2014, we had cash, cash equivalents of $33,879,350, a decrease of $33,009,604, or 49%, from $66,888,954 as of December 31, 2013. We expect the projected cash flows from operation, anticipated cash receipts, cash on hand, and trade credit to provide necessary capital to meet our projected operating cash requirements at least for the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $31,304,195 as of September 30, 2014, a decrease of $40,608,210, from working capital of $71,912,405 as of December 31, 2013. During the nine months ended September 30, 2014, our operating activities generated net cash inflow of $12,929,774, a decrease of $18,452,716 or 59% from $31,382,490, net cash inflow from operating activities of same period of 2013.

During the nine months ended September 30, 2014 and 2013, our investing activities used net cash of $37,116,565 and $39,194,760, respectively. During nine months ended September 30, 2014 and 2013, our investing activities cash outflow included $28,184,348 and $38,531,578 of deposits to land use right and equipment.

During the nine months ended September 30, 2014 and 2013, our financing activities incurred net cash outflow of $8,264,673, in contrast, during the same period of 2013, our financing activities generated net cash inflow of $15,610,374.

In January 2014, the Company entered into a five-year equipment leasing agreement with Cinda Financial Leasing Co., Ltd. (“Cinda”). The total cost of equipment under this lease agreement is RMB129 million (approximately $21 million). Estimated lease payment will be approximately RMB 8 million per quarter (approximately $1.3 million). The Company has the right to purchase the equipment for $161 at the end of the lease. During the nine months ended September 30, 2014, equipment under the lease agreements were received and the Company has paid and accrued interest on capital lease for approximately $796,000. The Company classified the lease as a capital lease in accordance with ASC 840 “Leases”. The Company also agreed to pay consulting fees of $831,100 (RMB 5,160,000) for consulting services and $414,492 (RMB 2,580,000) services fees to Cinda, which was amortized over service period.

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

During the nine months of 2014, the Company borrowed $20,302,162 from local banks and repaid $20,673,500 to local banks. In contrast, during the same period of 2013, the Company borrowed 13,649,887 from local banks and repaid $6,715,275 to them. During the nine months of current year, the Company raised $12,123,678 through short-term bank notes and used $11,635,476 for restricted cash as collaterals on bank notes. The Company also paid $3,148,902 to Cinda as deposit of capital lease and $797,443 for obligations under capital lease. There was no transaction in similar nature during the same period of last year.

On February 18, 2013, SkyPeople (China) entered into a loan agreement with SkyPeople International Holdings Group Limited (the “Lender”). The Lender indirectly holds 50.2% interest in the Company. Mr. Yongke Xue (“Y. K. Xue”), the Chairman of the board of directors of the Company (the “Board”), and Mr. Hongke Xue, the newly elected Chief Executive Officer of the Company and director of the Board, indirectly and beneficially own 80.0% and 9.4% of equity interest in the Lender, respectively. Pursuant to the Agreement, the Lender agrees to extend to the Company a one-year unsecured term loan with a principal amount of $8.0 million at an interest rate of 6% per annum. During the nine months of 2013, the Company received $8.0 million from the Lender. Both parties extended this loan for another two years in February 2014.

Off-balance sheet arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures were completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the three months ended September 30, 2014.

Changes in Internal Controls Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

As previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, the Company reached a settlement on the Zachary Lewy et al. consolidated securities fraud class action on January 27, 2014. The settlement amount of $2,200,000 has been paid in full to the settlement fund.

As previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, in connection with a shareholder demand letter received August of 2011, the Company entered into a settlement agreement on April 17, 2014. The settlement amount of $100,000 has been paid in full.

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
November 14, 2014

By:	/s/ Xin Ma
Xin Ma Chief Financial Officer
(Principal Financial and Accounting Officer)
November 14, 2014

