Form 10-K
period 2014-12-31
SkyPeople Fruit Juice, Inc
filed 2015-03-31
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant, based upon the closing price of $1.38 per share for shares of the registrant’s Common Stock on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NASDAQ Global Market, was approximately $18.3 million. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including outstanding shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 31, 2015 was 26,661,499.

SKYPEOPLE FRUIT JUICE, INC.

Annual Report on Form 10-K for Fiscal Year Ended December 31, 2014

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“Annual Report”) of SkyPeople Fruit Juice, Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, among others, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

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

PART I

ITEM 1 – BUSINESS

Overview

We are a holding company incorporated under the laws of Florida. We have two direct wholly owned subsidiaries: Pacific Industry Holding Group Co., Ltd., (“Pacific”), a company incorporated under the laws of the Republic of Vanuatu, and Harmony MN Inc., (“Harmony”), a company organized under the laws of Delaware. Pacific holds 100% equity interest of SkyPeople Juice International Holding (HK) Ltd. (“SkyPeople International”), a company organized under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong”). SkyPeople International holds 99.78% of the equity interest of SkyPeople Juice Group Co., Ltd., (“SkyPeople (China)”), a company incorporated under the laws of the PRC. SkyPeople (China) has twelve direct subsidiaries, all limited liability companies organized under the laws of the PRC: (i) Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd., (“Shaanxi Qiyiwangguo”), (ii) Huludao Wonder Fruit Co., Ltd., (“Huludao Wonder”), (iii) Yingkou Trusty Fruits Co., Ltd., (“Yingkou”), (iv) SkyPeople Juice Group Yidu Orange Products Co. Ltd., (“Orange Products”), (v) “Hedetang Fruit Juice Beverage (Yidu) Co., Ltd., (“Hedetang Juice Beverages”), (vi) SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd., (“SkyPeople Suizhong”), (vii) SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. (“Kiwi Fruit & Farm Products”), (viii) Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”), (ix)Hedetang Holding Co., Ltd., (x) Xi’an Hedetang Fruit Juice Beverages Co., Ltd., (xi) Xi’an Cornucopia International Co., Ltd. and (xii) Shaanxi Fruitee Fun Co., Ltd.

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

We were recognized and certified as the Hi-Tech Enterprise jointly by Shaanxi Department of Science and Technology, Department of Finance, Bureau of National Taxation and Bureau of Local Taxation in August 2009. The valid period of this certificate is for three years and was renewed for a valid period from October 22, 2012 to October 22, 2015. The Leading Enterprise of the China Food Industry by the China National Food Industry Association from 2005 to 2008, the Leading Agricultural Commercialization Enterprise of Shaanxi Province by Shaanxi Agricultural Bureau in 2012, the Enterprise with Essential Technology Innovation by the Department of Science and Technology of Shaanxi Province in 2010. Our Company was granted an AA level Certificate of the Standard and Good Conduct Enterprise by the Standardization Administration of China (“SAC”) in February 2012, and a Best Small and Middle Enterprises by Forbes China in 2011. Our concentrated pear juice and concentrated kiwi juice were awarded the Most Famous Products in Shaanxi Province by the People’s Government of Shaanxi in February 2012. The certificate was renewed in 2014; the period of validity of new certificate is from December 2015 to December 2017. Our fruit juice concentrates, which primarily include apple, pear and kiwi are sold to domestic customers and exported directly or via distributors to Asia, North America, Europe, Russia and the Middle East. We sell our Hedetang branded bottled fruit beverages domestically, primarily to supermarkets in the PRC. Our brand name “Hedetang” was awarded the Most Famous Brand in Shaanxi Province by the Shaanxi Administration Bureau for Industry and Commerce, this award will expire in December 2015. In March 2013, SkyPeople (China) was awarded Creative Enterprise of the Year on the 88th China Food & Drinks Fair (CFDF).

In 2014, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 44%, 48%, 4% and 4% of our revenue, respectively, compared to 48%, 50%, 1% and 1%, respectively, in 2013.

Specialty fruit juices, or “small breed” fruit juices, are juices squeezed from fruits that are grown in relatively small quantities such as kiwi juice, mulberry juice, turnjujube juice and pomegranate juice. Currently, our specialty juice beverage offering includes pear juice, kiwi juice and mulberry juice. By the end of 2014, we possess 19 patents and proprietary technologies in the processing technology of specialty fruit juice and gained a number of honors and qualifications in the fruit juice industry. We believe that we are currently one of the few companies able to produce specialty fruit juices on a large scale in the PRC, and we believe that we are a leading specialty fruit juice producer in the PRC.

Our revenue has increased significantly from 2006 to 2010 with revenue of approximately $17.4 million in 2006, approximately $29.4 million in 2007, approximately $41.7 million in 2008, approximately $59.2 million in 2009 and approximately $93.2 million in 2010. In 2011, our revenue decreased by 9.9% to $84.0 million as compared to the prior year. In 2012, our revenue increased by 22% to $102 million. In 2013, our revenue decreased 23% to $79.0 million. In 2014, our revenue increased by 25% to $99.1 million which was mainly due to the increases in sales of fruit beverages.

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
(Delaware, U.S.)
"HMN"
100%
SkyPeople Juice International Holding (HK) Ltd.
(HK)
"SkyPeople International"
99.78%
SkyPeople Juice Group Co., Ltd.(2)
(PRC)
"SkyPeople (China)"
91.15%
100%
100%
90%
90%
100%
100%
Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd.(1)
(PRC)
"Shaanxi Qiyiwangguo"
Huludao Wonder Fruit Co., Ltd.
(PRC)
"Huludao Wonder"
Yingkou Trusty Fruit Co., Ltd.
(PRC)
"Yingkou"
SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd.(5)
(PRC)
"SkyPeople Suizhong"
Hedetang Holding Co., Ltd.(11)
(PRC)
"Hedetang Holding"
10%
10%
10%
90%
10%
90%
90%
10%
SkyPeople Juice Group Yidu Orange Products Co., Ltd.(3)
(PRC)
"Orange Products"
Hedetang Fruit Juice Beverages (Yidu) Co., Ltd.(4)
(PRC)
"Hedetang Juice Beverages"
Xi'an Hedetang Fruit Juice Beverages Co., Ltd.(8)
(PRC)
"Xi'an Hedetang"
Xi'an Cornucopia International Co., Ltd.(9)
(PRC)
"Xi'an Cornucopia"
Shaanxi Fruitee Fun Co., Ltd.(10)
(PRC)
"Shaanxi Fruitee Fun"
100%
100%
SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd.(6)
(PRC)
"Kiwi Fruit & Farm Products"
Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd.(7)
(PRC)
"Guo Wei Mei"

(1)	Xi’an Qinmei Food Co., Ltd., an entity not affiliated with the Company, owns the other 8.85% of the equity interest in Shaanxi Qiyiwangguo.
(2)	Formerly known as Shaanxi Tianren Organic Food Co. Ltd.
(3)	SkyPeople Juice Group Yidu Orange Products Co., Ltd. was established on March 13, 2012. Its scope of business includes deep processing and sales of oranges.
(4)	Hedetang Fruit Juice Beverages (Yidu) Co., Ltd. was established on March 13, 2012. Its scope of business includes production and sales of fruit juice beverages.
(5)	SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. was established on April 26, 2012. Its scope of business includes initial processing, quick-frozen and sales of agricultural products and related by-products.

(6)	SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. (“Kiwi Fruit & Farm Products”) was established on April 19, 2013. Its scope of business includes preliminary processing of agricultural and subsidiary products; establishment of trading market, etc.
(7)	Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. was established on April 19, 2013. Its scope of business includes producing kiwi fruit juice, kiwi puree and cider beverages, etc.
(8)	Xi’an Hedetang Fruit Juice Beverages Co., Ltd. (“Xi’an Hedetang”) was established on March 31, 2014. Its scope of business includes production and sales of fruit juice beverages.
(9)	Xi’an Cornucopia International Co., Ltd. (“Cornucopia”) was established on July 2, 2014. Its scope of business includes retail and wholesale of pre-packaged food.
(10)	Shaanxi Fruitee Fun Co., Ltd. (“Fruitee Fun”) was established on July 3, 2014. Its scope of business includes retail and wholesale of pre-packaged food.
(11)	Hedetang Holding Co., Ltd. (“Hedetang Holding”) was established on July 21, 2014. Its scope of business includes corporate investment consulting, corporate management consulting, corporate imagine design and corporative marketing planning.

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

We were a shell company with no significant business operations after we sold H.B. Covey. As a result of the consummation of a reverse merger transaction, on February 26, 2008 we ceased being a shell company and became an indirect holding company for SkyPeople (China) through Pacific.

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

On March 31, 2014, we established Xi’an Hedetang Fruit Juice Beverages Co., Ltd. (“Xi’an Hedetang”) to engage in the business of production and sales of fruit juice beverages.

On July 2, 2014, we established Xi’an Cornucopia International Co., Ltd. (“Cornucopia”) to engage the business of retail and wholesale of pre-packaged food.

On July 3, 2014, we established Shaanxi Fruitee Fun Co., Ltd. (“Fruitee Fun”) to engage in the business of retail and wholesale of pre-packaged food.

On July 3, 2014, we established Hedetang Holding Co., Ltd. (“Hedetang Holding”) to engage in the business of retail and wholesale of pre-packaged food.

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

The gross margins for our fruit beverages were 36% and 37% in fiscal years 2014 and 2013, respectively.

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

The gross margins for our other fruit-related products were 29% and 33% in fiscal years 2014 and 2013, respectively.

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

Research and Development

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverages. Our Research and Development Center of SkyPeople (China) was certified as the Provincial Industrial Research & Development Center jointly by six provincial institutions of Shaanxi Provincial People’s Government, including the Department of Communications, the Department of Science and Technology, the Department of Finance, the Bureau of National Taxation, the Bureau of Local Taxation and Xi’an Customs in December 2009. Our research and development effort emphasizes the design and development of our processing technology with the goal of decreasing processing costs, optimizing our production capabilities and maintaining product quality. We intend to continue to invest in research and development to respond to and anticipate customer needs. Our research and development costs were $20,183 in fiscal 2013. During 2014, the Company did not incur any research and development expenses. In 2013 and 2014, the Company suspended four research and development agreements with research institutions and currently intends to concentrate on building up an internal research and development team. No penalties imposed on the suspension of agreements.

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

We hold ten active patents granted by the State Intellectual Property Office of the PRC, (“SIPO”).

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

A production technology for cherry juice concentrates (Patent No. ZL 2010 1 0209899.X)

A production technology for persimmon juice concentrates (Patent No. ZL 2010 1 0013613.0) (granted to SkyPeople (China) on January 16, 2013)

500 ml Hedetang-branded fruit juice beverages in glass bottle label (Patent No. ZL 2012302099757) (granted to SkyPeople (China) on May 30, 2012)

418 ml Hedetang-branded fruit juice beverages in glass bottle label (Patent No. ZL 2012302099935) (granted to SkyPeople (China) on May 30, 2012)

236 ml Hedetang-branded fruit juice beverages in glass bottle label (Patent No. ZL 2014302060578) (granted to SkyPeople (China) on December 17, 2014)

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

We believe that our continued success and competitive status depend largely on our proprietary technology and ability to innovate. We have taken the required measures to protect the confidentiality of our proprietary technologies and processes. We rely on a combination of know-how, patent and trade secret laws, as well as confidentiality agreements to protect our proprietary rights. We will take the necessary action to seek remuneration if we believe our intellectual property rights have been infringed upon. As of December 31, 2014, we held nine active patents granted by SIPO related to breaking up and separating fruit peel; removing fruit peel and fruit hair; production of various concentrated fruit juice; and bottle tags, respectively. These patents have duration of 10 years, and will expire.

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

Employees

As of December 31, 2014, we had approximately 450 full-time employees and approximately 60 part-time employees, all of whom are located in the PRC. None of our employees are covered by a collective bargaining agreement. We believe that we have a good relationship with our employees.

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

Our revenue increased significantly from 2006 to 2010 with revenue of approximately $17.4 million in 2006, approximately $29.4 million in 2007, approximately $41.7 million in 2008, approximately $59.2 million in 2009, approximately $93.2 million in 2010. In 2011, our revenue decreased by 9.9% to $84.0 million as compared to the prior year. In 2012, our revenue increased by 22% to $102 million. In 2013, our revenue decreased 23% to $79.0 million. In 2014, our revenue increased to $99 million. If our business and markets continue to experience significant growth, we will need to expand our business to maintain our competitive position. We may face challenges in managing and financing expansion of our business, facilities and product offerings, including challenges relating to integration of acquired businesses and increased demands on our management team, employees and facilities. Failure to effectively deal with increased demands on us could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies. Other challenges involved with expansion, acquisitions and operation include:

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

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. While we depend on the abilities and participation of our current management team generally, we rely particularly upon Mr. Yongke Xue, Chairman of the Company’s Board of Directors (the “Board”) and chief executive officer (“CEO”); and Mr. Xin Ma, our chief financial officer (“CFO”). The loss of the services of Mr. Yongke Xue or Mr. Xin Ma for any reason could significantly adversely impact our business and results of operations. Competition for senior management and senior technology personnel in the PRC is intense and the pool of qualified candidates is very limited. Accordingly, we cannot guarantee that the services of our senior executives and other key personnel will continue to be available to us, or that we will be able to find a suitable replacement for them if they were to leave.

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

The rapid growth of China’s economy has been uneven among economic sectors and geographic regions of the country. China’s economy grew at an annual rate of 7.4% in 2014, as measured by the year-over-year change in gross domestic product, or GDP, according to the National Bureau of Statistics of China. Rapid economic growth can lead to growth in the money supply and rising inflation. The inflation rate in China was approximately 1.4% in 2014, as reported by National Bureau of Statistics, and is expected to increase. If prices for our products and services fail to rise at a rate sufficient to compensate for the increased costs of supplies, such as raw materials, due to inflation, it may have an adverse effect on our profitability.

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

Certain of our subsidiaries have received government subsidies from local governments. We recognized $0.7 million and $1.3 million in government subsidies for fiscal years 2014 and 2013, respectively. Past government grants or subsidies are not indicative of what we will obtain in the future. We cannot guarantee that we will continue to be eligible for government grants or other forms of government support. In the event that we are no longer eligible for grants, subsidies or other government support, our business and financial condition could be adversely affected.

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

All of our present officers and directors reside outside of the United States. In addition, SkyPeople (China) is located in the PRC and substantially all of its assets are located outside of the United States. Therefore, it may be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. Federal securities laws or otherwise.

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

2014	High	Low
First quarter	$2.07	$1.76
Second quarter	$1.85	$1.23
Third quarter	$1.39	$1.02
Fourth quarter	$1.25	$0.85

2013	High	Low
First quarter	$2.9	$2.00
Second quarter	$2.52	$1.95
Third quarter	$2.49	$1.76
Fourth quarter	$2.25	$1.70

Reports to Stockholders

We plan on furnishing stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its independent certified public accountants. The Company intends to maintain compliance with the periodic reporting requirements of the Exchange Act.

Stockholders

As of December 31, 2014, there were 26,661,499 shares of our Common Stock issued and outstanding, and we had approximately 69 record holders of our Common Stock, not including holders who hold their shares under street name.

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

Recent Sales of Unregistered Securities; use of proceeds from registered securities

The Company has not made any sale of unregistered securities during the fiscal year ended December 31, 2014 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2014, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)			(c)
Equity compensation plans approved by stockholders (1)	-	$	N/A	(2)	1,000,000
Equity compensation plans not approved by stockholders	-	$	N/A		-
Total	-	$	N/A		1,000,000

(1)	Consists of Stock Incentive Plan, which was approved by the Company’s annual meeting of shareholders on August 18, 2011.
(2)	The exercise price of options granted and stock appreciation rights under the Plan may be no less than the fair market value of the Company’s Stock on the date of grant. Since no options have been granted under the plan, the weighted-average exercise price is not available.

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

Overview

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and from the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. In 2014, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 44%, 48%, 4% and 4% of our revenue, respectively, compared to 48%, 50%, 1% and 1%, respectively, in 2013.

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

We currently market our Hedetang brand fruit beverages in only certain regions of the PRC. We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In particular, we plan to expand our glass bottle production line to produce higher margin portable fruit juice beverages targeting consumers in more populated Chinese cities. Currently we produce six flavors of fruit beverages in 280 ml glass bottles, 418 ml glass and 500 ml glass bottles and BIB package, including apple juice, pear juice, kiwifruit juice, mulberry juice, peach juice and pomegranate juice. We currently sell our fruit beverages to over 100 distributors and more than 20,000 retail stores in approximately 20 provinces. Our products are sold through distributors in stores such as Hualian Supermarket in Beijing, RT-Mart in Shenyang, Carrefour in Chongqing and Shenyang and Lianhua Supermarket in Shanghai, etc.

We plan to continue to focus on creating new products with high margins to supplement our current product offering.

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverage quality. In 2014 and 2013, our research and development expenses were $0 and $20,183, respectively.

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

Yidu Municipal People’s Government is in the process of demolition buildings on project land, which was mostly finished. The Company is actively working with various bodies of local government making preparations for the start of the project.

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

Pursuant to the Agreement, the Company will be responsible for the construction and financing of the Project with a total investment of RMB 445.6 million (approximately $71.9 million) in buildings and equipment. In addition, the Company agreed to pay for the land use rights for the Project land a fee of RMB 0.3 million per mu. The Committee is responsible for financing and constructing the basic infrastructure surrounding the Project, such as the main water supply, main water drainage, natural gas, electricity, sewage, access roads to the Project, natural gas and communications networks.

As of the date of this report, the Company is in the process of building up facilities and purchasing equipment. The construction of kiwi fruit and fruit-related materials trading zone has been completed. Basic infrastructure surrounding the projects have been mostly finished. Office building and refrigeration storage facility and warehouse are mostly finished. Trial production has been delayed until first half of 2015.

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

During first quarter of 2014, the Company finished the feasibility study and submitted detailed project proposal to the local government. Both parties decided to continue the project. The Company has made partial payment to acquire land use right from the local government, purchase equipment and build facilities. The Company is in the process of building up facilities and purchasing equipment.  As of December 31, 2014, the Company has finished building office building, living quarters, refrigeration storage facility and warehouse.

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

The shipping and handling expenses of $1,883,201 and $1,591,749 for fiscal years 2014 and 2013, respectively, are reported in the Consolidated Statement of Comprehensive Income as a component of selling expenses.

The largest component of our cost of sales is the cost for fresh fruit. We purchase fresh fruit and other raw materials from local markets and fruit growers that deliver directly to our plants. Our raw material supply chain is highly fragmented and raw fruit prices are highly volatile.  We generally do not enter into long-term purchase agreements for fresh fruit.

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

The government owns all of the land in the PRC.  Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government.  Accordingly, we paid for land use rights in advance and such prepayments are being amortized and recorded as expenses using the straight-line method over the use terms of the lease, which are 40 to 50 years.  The amortization expenses were $186,687 and $184,403 for 2014 and 2013, respectively.

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

Research and Development

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverages. Our Research and Development Center of SkyPeople (China) was certified as the Provincial Industrial Research & Development Center jointly by six provincial institutions of Shaanxi Provincial People’s Government, including the Department of Communications, the Department of Science and Technology, the Department of Finance, the Bureau of National Taxation, the Bureau of Local Taxation and Xi’an Customs in December 2009. Our research and development effort emphasizes the design and development of our processing technology with the goal of decreasing processing costs, optimizing our production capabilities and maintaining product quality. We intend to continue to invest in research and development to respond to and anticipate customer needs. Our research and development costs were $0 and $20,183 in fiscal 2014 and 2013 respectively. In 2014 and 2013, the Company suspended four research and development agreements with research institutions and currently intends to concentrate on building up an internal research and development team.

Other Income (Expense)

Other income (expense) consists of interest we earn on our cash and cash equivalents, interest expenses on our short-term bank loans from Chinese local banks, government subsidies and other miscellaneous income or expenses.

Provision for Income Taxes

Our provision for income taxes primarily consists of corporate income taxes related to profits earned in the PRC from sales of our products. All our Chinese subsidiaries were subject to a tax rate of 25%. Our consolidated income tax rate was effectively 33% and 26% in 2014 and 2013, respectively.

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

The consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of SkyPeople (China), Shaanxi Qiyiwangguo, Huludao Wonder, Yingkou, Hedetang Juice Beverages, Orange Products, SkyPeople Suizhong, Kiwi Fruit & Farm Products, Guo Wei Mei, Xi’an Hedetang, Cornucopia, Fruitee Fun and Hedetang Holding, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

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

Foreign Currency and Other Comprehensive Income

The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency; however, the reporting currency of the Company is the United States dollar ("USD"). Assets and liabilities of the Company’s foreign subsidiaries have been translated into USD using the exchange rate at the balance sheet date, while equity accounts are translated using historical exchange rate. The average exchange rate for the period has been used to translate revenues and expenses.  Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Other comprehensive income for the year ended December 31, 2014 and 2013 represented foreign currency translation adjustments and were included in the consolidated statements of comprehensive income.

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

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. Bad debt expense was $676,784 and $160,418 during the years ended December 31, 2014 and 2013, respectively. Our credit term for distributors with good credit history is from 30 days to 120 days. As of December 31, 2014 and 2013, accounts receivables of $6,001,247 and $522,591 have been outstanding for over 120 days.

Government Subsidies

A government subsidy is recognized only when the Company complies with any conditions attached to the grant and there is reasonable assurance that the grant will be received.

The government subsidies recognized were $661,655 and $1,295,949 for the years ended December 31, 2014 and 2013, respectively, and are included in other income.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which raises the threshold for disposals to qualify as discontinued operations by focusing on strategic shift that have or will have a major effect on a company’s operations and financial results. The guidance allows companies to have significant continuing involvement and continuing cash flows with the disposed component. The guidance is effective for annual and interim periods beginning on or after December 15, 2014, and is to be applied on a prospective basis. The Company will apply the new standard to any divestitures occurring after January, 2015.

In May 2014, the FASB issued ASU2014-09, “Revenue from Contracts with Customers”, which will supersede existing revenue recognition guidance under U.S. GAAP. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning on or after December 15, 2016, and is to be applied on either a full retrospective or modified retrospective basis. Early adoption is not permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Comparison of Operation Results of years ended December 31, 2014 and 2013

Revenue

The following table presents our consolidated revenues for our main products for the fiscal years 2014 and 2013, respectively, (in thousands):

	Year ended December 31,
	2014	2013	% of change
Concentrated apple juice and apple aroma	$15,209	$7,531	102%
Concentrated kiwifruit juice and kiwifruit puree	7,459	9,808	(24%)
Concentrated pear juice	20,627	20,396	1%
Fruit juice beverages	47,802	39,548	21%
Fresh fruits and vegetables	3,862	814	374%
Other	4,101	889	361%
Total	$99,060	$78,986	25%

Revenue increased from $79.0 million in 2013 to $99.1 million in 2014, representing an increase of 25% or $20.1 million. This increase was primarily due to increased sales of all of our product lines except decreased revenue generated from concentrated kiwifruit juice and kiwi puree.

Sales generated from apple related products increased from $7.5 million in 2013 to $15.2 million in 2014, representing an increase of 102%. During 2014 and 2013, we sold 12,222 and 4,254 tons of concentrated apple juice and apple aroma, representing an increase of 187% in the amount of apple-related products sold. The primary reason for the increase in revenue generated from apple-related products was the 187% increase in amount of products sold, which was partially offset by the decrease in selling price for apple-related products in 2014 as compare to 2013. In 2013 due to unexpected weather conditions, purchasing price of apples in northeast China was higher than normal. As a result, the Company did not operate its concentrated apple juice production facilities in Yingkon in 2013.

Sales from concentrated kiwifruit juice and kiwifruit puree decreased from $9.8 million in 2013 to $7.5 million in 2014, denoting a decrease of 24%. During 2013 and 2014, we sold 7,226 and 5,535 tons of concentrated kiwifruit juice and kiwifruit puree. The decrease of revenue generated from kiwi-related products was mainly due to 23% decrease in the amount of products sold. The selling price of kiwi-related products remains stable during 2014 and 2013.

Sales of concentrated pear juice increased slightly from $20.4 million in 2013 to $20.6 million in 2014, representing an increase of 1%. During 2014 and 2013, we sold 16,459 and 13,533 tons of concentrated pear juice, representing an increase of 22%. However the increase in amount of concentrated pear juice sold was offset by the decrease in selling price.

Sales from our fruit juice beverages increased from $39.5 million in 2013 to $47.8 million for 2014, representing an increase of 21%. The increase was primarily due to bigger market share gained from our continuous efforts of expanding sales channel.

Sales from our fresh fruits and vegetables increased from $0.8 million in 2013 to $3.9 million in 2014, representing an increase of 374%. The increase was primarily due to an increase in the sales volume of the fresh fruits as well as an overall decrease in the selling prices of fresh fruits in 2014 as compared to those in 2013.

Sales from our other products were $0.9 million in 2013; comparably sales generated from other products were $4.1 million for 2014. The amount of sales of other products is expected to be unstable.

Gross Margin

	2014		2013
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$2,256	15%	$1,535	20%
Concentrated kiwifruit juice and kiwifruit puree	2,311	31%	4,313	44%
Concentrated pear juice	5,148	25%	6,500	32%
Fruit juice beverages	17,241	36%	14,646	37%
Fresh fruits and vegetables	1,121	29%	395	49%
Others	1,200	29%	164	18%
Total	$29,277	30%	$27,553	35%

Gross profit increased from $27,552,973 in 2013 to $29,276,508 in 2014. The gross profit margin was 30% for 2014 and 35% for 2013, respectively.

Gross margin for concentrated apple juice and apple aroma were 15% for 2014 and 20% for 2013, primarily due to lower selling price of concentrated apple juice.

Gross margin for concentrated kiwifruit juice and kiwifruit puree were 31% for 2014 and 44% for 2013, primarily due to higher cost of fresh kiwi purchased in 2014 as compared to 2013.

Gross margin for concentrated pear juice was 25% for 2014 and 32% for 2013, respectively. The decrease was mainly due to higher cost of raw materials for the current year than that of last year, which was accompanied by the decrease of selling price.

Gross margin of fruit juice beverages decreased slightly from 37% in 2013 to 36% in 2014.

Gross margin for fruits and vegetables decreased from 49% in 2013 to 29% in 2014. The decrease was primarily due to lower selling price of fresh fruits and vegetables.

Gross margin for other products increased from 18% in 2013 to 29% in 2014. Given the relatively low amount of production and sales of other products, their gross margin is expected to be unstable.

Operating Expenses

The following table presents consolidated operating expenses and operating expenses as a percentage of revenue for 2014 and 2013, respectively:

	2014		2013
	Amount	% of revenue	Amount	% of revenue
General and administrative	$6,134,623	6%	$5,296,910	7%
Selling expenses	5,699,475	6%	4,058,784	5%
Research and development	-	-	20,183	<1%
Total operating expenses	$11,834,098	12%	$9,375,877	12%

General and administrative expenses increased $837,713 or 16% to $6,134,623 in 2014 from $5,296,910 in 2013. The general and administrative expense includes legal fees related to our litigation, payroll and our directors’ and officers’ insurance premium. The increase in general and administrative expenses was mainly due to the consulting fees related the capital lease made by us and the increase of business travelling costs.

Selling expenses increased to $5,699,475 in 2014 as compared to $4,058,784 for 2013, an increase of 40% or $1,640,691. The increase in selling expenses mainly due to an increase in the payroll and related expenses as a result of an increase in our headcount to the handle the increased sales of fruit juice beverages.

During 2014 and 2013, the Company incurred $0 and $20,183 research and development expense. In 2013, the Company suspended four research and development agreements with research institutions and currently intends to concentrate on building up an internal research and development team.

Income from Operations

Income from operations decreased to $17,442,410 for 2014 from $18,177,096 in 2013, representing a decrease of $734,686 or 4%. The decrease of income from operations was mainly due to 25% increase in revenue, 36% increase in cost of goods sold combined with 26% increase in total operating expenses.

Other Expense, Net

Other expense, net was $368,259 for 2013, compared to $4,480,043 for 2014. As we have been recognized as a High and New Technology Enterprise in Shaanxi Province for the past four years, the local government has granted us various subsidies, such as tax reimbursement for export. Subsidy income decreased from $1,295,949 in 2013 to $661,655 in 2014. Subsidy income represents the value-added tax rebates provided on our exports.

The increase of interest expenses from $1,983,831 in 2013 to $4,547,914 in 2014, representing an increase of 2,564,083 or 129% was primarily due to higher amount of interest expense for the current year as compared to last year, which was mainly due to interest incurred on our capital lease and bank notes. During 2014, the Company incurred consulting fees related to capital lease of $1,260,255; there was no transaction in similar nature during previous year.

Income Taxes

Our provision for income taxes decreased from $4,639,259 in 2013 to $4,331,551 in 2014. The decrease in income tax provision was mainly due to reduced amount of income before tax generated in 2014 as compared to that in 2013. Our consolidated income tax rate was 26% and 33% for the twelve months ended December 31, 2013 and 2014, respectively.

Net Income

Net income for fiscal year 2014 and 2013 were $8,630,816 and $13,169,578, denoting $4,538,762 or 34% decrease. The reasons for the decrease are described elsewhere in this report.

Non-controlling Interests

As of December 31, 2014, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to non-controlling interests, which is deducted from our net income, was $759,368 and $1,000,864 for 2014 and 2013, respectively.

Net Income Attributable to SkyPeople Fruit Juice, Inc. Stockholders

Net income attributable to SkyPeople Fruit Juice, Inc. Stockholders were $7,871,448 and $12,168,714, in 2014 and 2013, representing a 35% or $4,297,266 decrease for the reasons described above.

Liquidity and Capital Resources

As of December 31, 2014, we had cash, cash equivalents and restricted cash of $31,667,318, a decrease of $42,438,418, or 57%, from $74,105,736 as of December 31, 2013. We believe that projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit will provide the necessary capital to meet our projected operating cash requirements for at least the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity. Our restricted cash of $6,537,016 as of December 31, 2014 was used as collateral to obtain a short-term note payable.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $34,849,801 as of December 31, 2014, a decrease of $37,062,604 or 52% as compared to $71,912,405 as of December 31, 2013, mainly due to a decrease in cash and inventories, which was coupled by increased amount short-term bank loans and accounts payable.

During 2014, our operating activities incurred net cash net inflow of $4,176,425, in comparison, during 2013, the Company’s operating activities generated net inflow of $24,907,376. The decrease was mainly due to $33,012,853 net cash outflow incurred from increase of accounts receivable during 2014; during 2013, the decrease of accounts receivable generated net cash inflow of $16,203,666. During 2014, decrease in advances to suppliers and other current assets generated net cash inflow of $2,077,215; comparably, during 2013, the increase of advances to suppliers and other current assets incurred net cash outflow of $1,205,789. During 2014, the increase of accounts payable generated net cash inflow of $14,820,249; however, during 2013, the Company employed $11,096,289 to repay accounts payable.

Net cash used in investing activities were $40,607,798 and $60,008,684 for fiscal 2014 and 2013, respectively. Historically, we financed our capital expenditures and other operating expenses through operating cash flows and bank loans. The decrease in net cash used in investing activities was mainly due to reduced amount of cash spent on payments for deposit on land use right. During 2014 and 2013, the Company employed $2,116 and $36,733,518, as payments for deposit on land use right, respectively. As of December 31, 2014 and 2013, the balance of short-term bank loans totaled $28,243,373 and $22,626,679, respectively. As of December 31, 2014, interest rates of short-term bank loans ranged from 2.2% to 9.6% per annum. Of this amount, approximately $13.3 million was secured by the building, machinery and land usage rights of Huludao Wonder.

During 2014, financing activities incurred net cash outflow of $5,164,679; in comparison during 2013, financing activities provided net cash inflow of $22,016,315. During 2014, the Company borrowed $17,319,362 for various banks and repaid $11,643,025. During 2014, the Company paid $4,410,041 as payment for capital lease.

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

On August 30, 2010, we closed the public offering of 5,181,285 shares of our common stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million in net proceeds after deducting underwriting discounts and commissions and offering expenses. We plan to use the proceeds of the offering on various capital projects. As of December 31, 2014, we had spent approximately $15.7 million from the net proceeds of the offering on these projects. For more details related to our capital projects please see the section entitled “Capital Projects” under “Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations.”

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Registrant’s Certifying Accountant

On December 30, 2014, SkyPeople Fruit Juice, Inc. (the “Company”) dismissed its independent registered public accounting firm, Paritz & Company, P.A. (“Paritz”), from its engagement with the Company with immediate effect. The decision to dismiss Paritz as the Company’s independent registered public accounting firm was recommended by the audit committee of the board of directors of the Company (the “Audit Committee”), and approved by the board of directors of the Company (the “Board of Directors”) on December 30, 2014. During the Company's three most recent fiscal years ended December 31, 2013, 2012 and 2011 and the subsequent periods through the effective date of the dismissal of Paritz, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreement, if not resolved to the satisfaction of Paritz, would have caused Paritz to make reference thereto in its reports on the Company’s consolidated financial statements for such periods. There have been no reportable events as provided in Item 304(a)(1)(v) of Regulation S-K during the Company’s fiscal years ended December 31, 2013, 2012 and 2011 and any subsequent interim period, including the interim period up to and including the effective date of the dismissal of Paritz.

On December 31, 2014, the Company engaged Armanino LLP (“Armanino”) to serve as its independent registered public accounting firm with immediate effect. The decision to engage Armanino as the Company’s independent registered public accounting firm was recommended by the Audit Committee and approved by the Board of Directors on December 30, 2014.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2014.

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

During fiscal year 2014, we adopted various procedures to improve our disclosure controls and procedures as well as our internal controls over financial reporting. Such procedures include procedures related to sales, purchase, inventory, fixed assets purchase, monthly closing procedures as well as transparency enhancing procedures governing related party transactions. Pursuant to our policy and procedures, related parties to a transaction with the Company are required to disclose and confirm any affiliation at the end of the relevant quarter end and sign the related party transaction disclosure list.

Management, including the participation of our CEO and CFO took consideration of the third party internal control consultant’s suggestions when carrying out their evaluation of effectiveness of internal control.

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Management assessed our internal control over financial reporting as of December 31, 2014. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting as of December 31, 2014 were effective.

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

Name of Current Director and/or Executive Officer	Age	Position(s)
Yongke Xue (1)	48	Chairman of Board of Directors, Chief Executive Officer
Hongke Xue (2)	42	Director
Xin Ma	38	Chief financial officer
Guolin Wang (3)	51	Director
Baosheng Lu (3)	51	Director
Johnson Lau (3)(4)	41	Director

(1)	Mr. Yongke Xue served as chief executive officer from February 26, 2008 to February 18, 2013. Mr. Yongke Xue was appointed chief executive officer on December 24, 2014.
(2)	Mr. Hongke Xue served chief executive officer from February 18, 2013 to December 24, 2014.
(3)	Member of the audit committee and compensation committee
(4)	Johnson Lau was appointed a member of Board of Directors of the Company on December 23, 2014.

Yongke Xue, Chairman of Board of Directors and Chief Executive Officer

Mr. Yongke Xue served as our Chief Executive Officer from February 26, 2008 to February 18, 2013. Mr. Xue was reappointed the Chief Executive Officer on December 24, 2014. Mr. Yongke Xue has served as the director of SkyPeople (China) since December 2005. Mr. Xue served as the general manager of Hede from December 2005 to June 2007. Prior to that, he served as the business director of the investment banking division of Hualong Securities Co., Ltd. from April 2001 to December 2005. He also acted as the vice general manager of Shaanxi Huaye Foods Co., Ltd. from July 1998 to March 2001. Mr. Xue graduated from Xi’an Jiaotong University with an MBA in 2000. Mr. Xue graduated with a Bachelor’s degree in Metal Material & Heat Treatment from National University of Defense Technology in July 1989. The Board believes that Mr. Xue’s vision, leadership and extensive knowledge of the Company is essential to the development of its strategic vision.

Hongke Xue, Director

Mr. Xue Hongke is a brother of Mr. Xue Yongke, and served as our Chief Executive Officer of the Company from February 18, 2013 to December 24, 2014, and the chairman of the Board of Directors and the Chief Executive Officer of SkyPeople Juice Group Co., Ltd., a 99.78% indirectly owned operating subsidiary of the Company ("SkyPeople (China)"), since 2003. Mr. Xue Hongke has been serving as our director since February 18, 2013. The Company is a holding company and conducts its business substantially through SkyPeople (China) and its subsidiaries and branch officers in China. Prior to that, Mr. H. K. Xue served as the Chief Executive Officer of Tangshan Fengyuan Metal Products, a sino-foreign joint venture, from March 2002 to March 2003. Prior to that, he served as the general manager of Baoji Industrial Products Co., Ltd., a wholly foreign owned enterprise, from April 2001 to March 2002, and deputy general manager of Shaanxi DePu Industry and Trade Co., Ltd. from October 1997 to April 2001. H. K. Xue received a bachelor degree in business management from Lanzhou University of Finance and Economics in July 1995. H. K. Xue's experience in management and corporate development and his experience with fruit juice industry, the development and sale of products will enable him to provide effective leadership to continue to grow the Company's business. The Board believes that Mr. Hongke Xue’s experience in the Company’s business operations are crucial to the success of the Company.

Xin Ma, Chief Financial Officer

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

Johnson Lau, Director

On December 23, 2014, the Board appointed Johnson Lau as a member of the Board of Directors of the Company and also the Chairman of Audit committee. Mr. Lau is entitled for US$25,000 per annum as compensation for his service as director of SkyPeople.

Mr. Lau is the Chief Financial Officer of SGOCO Group, Ltd. (NASDAQ: “SGOC”). Mr. Lau is a Certified Public Accountant of the Hong Kong Institute of Certified Public Accountants and CPA Australia. Mr. Lau has over 17 years of experience in the accounting profession. Mr. Lau started his career in Deloitte in Hong Kong and Beijing from 1997 to 2004. Prior to joining SGOCO in July 2013, Mr. Lau worked in various public companies in the United States and England as Director of Finance and CFO for nine years. He holds a bachelor degree in commerce from Monash University, Australia. The Board believes that Mr. Lau’s extensive knowledge and experience in accounting and his public company experience is important to the Company’s internal controls and financial reporting and its status as a US traded public company.

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

On December 23, 2014, Norman Ko and John Smagula resigned as members of the Board of Directors of SkyPeople Fruit Juice, Inc. (the “Company”). To the knowledge of the Company’s executive officers, the resignations of Messrs. Ko and Smagula are not the result of any disagreement with the Company on any matter related to the Company’s operations, policies or practices.

On January 14, 2015, Mr. Tao Wang resigned as a member of the Board of Directors (the “Board”) of SkyPeople Fruit Juice, Inc. (the “Company”). To the knowledge of the Company’s executive officers, the resignation of Mr. Wang was not the result of any disagreement with the Company on any matter related to the Company’s operations, policies or practices.

As a result of Mr. Wang’s resignation, the Board appointed Mr. Johnson Lau and Mr. Baosheng Lu, both current directors, to serve on the Company’s compensation committee along with Mr. Guolin Wang. Johnson Lau, Baosheng Lu and Guolin Wang, all independent directors, are also members of the Company’s audit committee.

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

Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons, the Company believes that, other than as described above, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended December 31, 2014.

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

Committees of the Company’s Board of Directors

The Board held four regularly scheduled and special meetings during fiscal year 2014. All of the directors attended (in person or by telephone) all of the Board meetings and any committees of the Board on which they served during the fiscal year. Directors are expected to use their best efforts to be present at the shareholders annual meeting. All of our directors attended the October 16, 2014 shareholders annual meeting.

Audit Committee

On April 25, 2008, the Board formed an audit committee. Messrs. Lau, Lu and Wang currently serve on the audit committee, which is chaired by Mr. Lau. Each member of the audit committee is “independent” as that term is defined in the rules of the SEC and within the meaning of such term as defined under the rules of the NASDAQ Global Market. The Board has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee. The audit committee held four meetings during fiscal year 2014. Our Board has determined that Mr. Lau is an “audit committee financial expert,” as defined under the applicable SEC rules.

Compensation Committee

On April 25, 2008, the Board formed a compensation committee. Messrs. Lau, Lu and Wang currently serve on the compensation committee, which is chaired by Mr. Lau.  Each member of the compensation committee is “independent” as that term is defined in the SEC rules and within the meaning of such term as defined under the rules of the NASDAQ Global Market, a “nonemployee director” for purposes of Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. No interlocking relationship exists between the Board or the compensation committee and the Board or compensation committee of any other company, nor has any interlocking relationship existed during the last fiscal year. The compensation committee held one meeting during fiscal year 2014.

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

Family Relationships

Mr. Yongke Xue, our chairman and chief executive officer of board of directors, is the brother of Mr. Hongke Xue, a member of board of directors.

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

Our compensation program only contains base annual salary in 2014 and 2013.

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

Summary Compensation of Named Executive Officers

Our executive officers do not receive any compensation for serving as executive officers of Pacific or us. However, except for our former CEO, the remaining executive officers are compensated by and through SkyPeople (China). Our former CEO, Yongke Xue, has not received any compensation from us or any of our subsidiaries for his services in the past three years. The following table sets forth information concerning cash and non-cash compensation paid by SkyPeople (China) to our named executive officers for 2014 and 2013, respectively.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue (1)	12/31/2014	-	-	-	-	-	-	-	-
Hongke Xue (1)	12/31/2013	-	-	-	-	-	-	-	-

Yongke Xue (1)	12/31/2014	-	-	-	-	-	-	-	-
Hongke Xue (1)	12/31/2014	-	-	-	-	-	-	-	-

Xin Ma	12/31/2014	$58,000	-	-	-	-	-	-	$58,000
Xin Ma	12/31/2013	$58,000	-	-	-	-	-	-	$58,000

(1)	Mr. Yongke Xue resigned as CEO of the Company on February 18, 2013 and Mr. Hongke Xue was appointed the CEO of the Company at the same time. Mr. Hongke Xue resigned as CEO On December 24, 2014, and Mr. Yongke Xue was reappointed the CEO of the Company at the same time.

Outstanding equity awards at December 31, 2014

The following table presents certain information concerning outstanding equity awards held by each of our named executive officers at December 31, 2014.

Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Yongke Xue	-	-	-	-	-
Hongke Xue	-	-	-	-	-
Xin Ma	-	-	-	-	-

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

In February 2014, the Board of Directors adopted resolutions that there would be no change to the compensation to each of our directors in 2014 as compared to 2013. The following table sets forth information concerning cash and non-cash compensation paid by us to our directors during 2014.

Name	Fees Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue	—	—	—	—	—	—	—
Hongke Xue	—	—	—	—	—	—	—
Guolin Wang	—	—	—	—	—	—	—
Norman Ko (1)	$39,600	—	—	—	—	—	$39,600
John Smagula (2)	$39,600	—	—	—	—	—	$39,600
Tao Wang (3)	$8,850	—	—	—	—	—	$8,850
Baosheng Lu	$8,850	—	—	—	—	—	$8,850
Johnson Lau (4)	$—	—	—	—	—	—	—

(1)	On December 23, 2014, Norman Ko resigned as members of the Board of Directors of the Company.

(2)	On December 23, 2014, John Smagula resigned as members of the Board of Directors of the Company.

(3)	On January 14, 2015, Mr. Tao Wang resigned as a member of the Board of Directors of the Company.

(4)	On December 23, 2014, the Board appointed Johnson Lau as a member of the Board of Directors of the Company and also the Chairman of Audit committee. Mr. Lau is entitled for US$25,000 per annum as compensation for his service as director of SkyPeople.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is our equity compensation plan information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders (1)	-	N/A	(2)	1,000,000
Equity compensation plans not approved by security holders	-	$ N/A		-
Total	-	N/A		1,000,000

(1)	Consists of Stock Incentive Plan, which was approved by the Company’s annual meeting of shareholders on August 18, 2011.

(2)	The exercise price of options granted and stock appreciation rights under the Plan may be no less than the fair market value of the Company’s Stock on the date of grant. Since no options have been granted under the plan, the weighted-average exercise price is not available.

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of March 28, 2014 by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 26,661,499 shares of our Common Stock outstanding as of March 28, 2015.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of March 28, 2015 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of March 28, 2015 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o SkyPeople Fruit Juice, Inc., 16/F, China Development Bank Tower, No. 2 Gaoxin 1st Road, Xi’an, Shaanxi Province, PRC 710075.

	Shares Beneficially Owned
Name of Beneficial Owner	Number		Percent
Directors, Named Executive Officers and 5% Shareholders
Yongke Xue (1)	13,375,639	(2)	50.2%
Hongke Xue (1)	—		—
Morgan Stanley (3)	2,340,143		8.8%
Xin Ma	—		—
Guolin Wang	—		—
Baosheng Lu	—		—
Johnson Lau	—		—
All current directors and executive officers as a group (6 persons)	13,375,639		50.2%

(1)	Consists of 13,375,639 owned by Golden Dawn International Limited and Everlasting Rich Limited, both wholly-owned subsidiaries of SkyPeople International Holdings Group Limited (“SP International”), a Cayman Islands company. Yongke Xue and Hongke Xue indirectly own 80.0% and 9.4% equity interests in SP International, respectively. SP International is controlled by Yongke Xue, the CEO and Chairman of the Board of Directors of the Company, who indirectly and beneficially owns 80% equity interest in SP International and also serves as the sole director of SP International.

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

(3)	Information based solely on Amendment No. 4 to Schedule 13G filed with the SEC on February 5, 2015. The address of Morgan Stanley is 1585 Broadway, New York, New York, 10036, (212) 761-4000

* Less than one percent.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For details of related party transactions, see Note 11 “Related Party Transaction” to our consolidated financial statements.

Director Independence

We currently have five directors. Five of our current directors, Messrs. Guolin Wang, Johnson Lau and Baosheng Lu are determined by our board as “independent directors” as defined under the rules of the NASDAQ Global Market, constituting a majority of independent directors of the Board as required by the rules of the NASDAQ Global Market.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years 2014 and 2013. All of the services described in the following fee table were approved in conformity with the audit committee’s pre-approval process.

	2014	2013
Audit Fees	$144,000	$144,000
Tax Fees	6,500	6,500
Total	$150,500	$150,500

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by Armanino LLP (“Armanino”) and Paritz & Company, P.A.

Armanino had provided professional services for the audit of our fiscal 2014 annual financial statements.

Paritz had provided professional services for the audit of our fiscal 2013 annual financial statements and for the review of the financial statements included in our quarterly reports as well as review of our responses to the SEC.

Tax Fees

The amounts set forth opposite “Tax Fees” above reflect the aggregate fees billed for fiscal 2014 and 2013 for professional services rendered for tax compliance and return preparation. The compliance and return preparation services consisted of the preparation of original and amended tax returns and support during the income tax audit or inquiries.

The Board audit committee’s policy is to pre-approve all audit services and all non-audit services that our independent accountants are permitted to perform for us under applicable federal securities regulations. The audit committee’s policy utilizes an annual review and general pre-approval of certain categories of specified services that may be provided by the independent accountant, up to pre-determined fee levels. Any proposed services not qualifying as a pre-approved specified service, and pre-approved services exceeding the pre-determined fee levels, require further specific pre-approval by the audit committee. The audit committee has delegated to the Chairman of the audit committee the authority to pre-approve audit and non-audit services proposed to be performed by the independent accountants. Our audit committee was established in April 2008. Therefore, all the services provided by Paritz in fiscal 2014 and 2013 were pre-approved by the audit committee.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENTS:

The following financial statements, including notes thereto and the independent auditors’ report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page F-1 hereof:

1.	Management’s Report on Internal Control over Financial Reporting
2.	Report of Independent Public Registered Accounting Firm
3.	Consolidated Balance Sheets
4.	Consolidated Statements of Income and Comprehensive Income
5.	Consolidated Statements of Shareholders’ Equity
6.	Consolidated Statements of Cash Flows
7.	Notes to Consolidated Financial Statements

(b)             EXHIBITS:

Exhibit Index

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of February 22, 2008 by and among Pacific Industry Holding Group Co., Ltd., “Pacific,” Terrence Leong, SkyPeople Fruit Juice, Inc., the “Registrant,” and the shareholders of Pacific. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on February 28, 2008, the “February 28, 2008 8-K”.
3.1	Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Commission on March 3, 2008, the “March 3, 2008 8-K.”
3.2	Articles of Amendment to Articles of Incorporation dated October 28, 2009. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on October 29, 2009.
3.3	Certificate of Designations, Preferences and Rights of the Registrant’s Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the February 28, 2008 8-K.
3.4	Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.2 to the February 28, 2008 8-K.
3.5	Bylaws of Entech, Inc. Incorporated by reference to Exhibit 3.5 to the March 3, 2008 8-K.
3.6	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on May 23, 2008. Incorporated by reference to Exhibit 3.6 to our Annual Report on Form 10-K for the year ended December 31, 2008, the “2008 10-K.”
3.7	Amendment of Article VII of the By-law. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on July 14, 2011.
3.8	Bylaws of SkyPeople Juice, Inc. Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011.
4.1	Warrant to purchase 5,338,236 shares of the Registrant’s Common Stock issued to Barron Partners LP, dated June 2, 2009, Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-159959, filed with the Commission on June 12, 2009, the “June 2009 S-1,”, as amended by Warrant to purchase 1,192,883 shares of the Registrant’s Common Stock issued to Barron Partners LP, dated June 2, 2009, Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.
4.2	Warrant to purchase 970,588 shares of the Registrant’s Common Stock issued to Barron Partners LP, dated June 2, 2009, Incorporated by reference to Exhibit 4.2 to the June 2009 S-1, as amended by Warrant to purchase 1,192,883 shares of the Registrant’s Common Stock issued to Barron Partners LP, dated June 2, 2009, Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.
4.3	Warrant to purchase 161,764 shares of the Registrant’s Common Stock issued to Eos Holdings, LLC, dated June 2, 2009, Incorporated by reference to Exhibit 4.3 to the June 2009 S-1, as amended by Warrant to purchase 35,451 shares of the Registrant’s Common Stock issued to Eos Holdings, LLC, dated June 2, 2009, Incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.

4.4	Warrant to purchase 29,412 shares of the Registrant’s Common Stock issued to Eos Holdings, LLC, dated June 2, 2009, Incorporated by reference to Exhibit 4.4 to the June 2009 S-1, as amended by Warrants to purchase 35,451 shares of the Registrant’s Common Stock issued to Eos Holdings, LLC, dated June 2, 2009, Incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.
9.1	Voting Trust Agreement, dated as of February 25, 2008, by and among Fancylight Limited and Hongke Xue. Incorporated by reference to Exhibit 9.1 to the March 3, 2008 8-K.
9.2	Voting Trust and Escrow Agreement, dated as of February 25, 2008, by and among Winsun Limited and Sixiao An. Incorporated by reference to Exhibit 9.2 to the March 3, 2008 8-K.
9.3	Voting Trust and Escrow Agreement, dated as of February 25, 2008, by and among China Tianren Organic Food Holding Company Limited and Lin Bai. Incorporated by reference to Exhibit 9.3 to the March 3, 2008 8-K.
10.1	Call Option Agreement between Hongke Xue and Fancylight Limited, dated as of February 25, 2008. Incorporated by reference to Exhibit 10.5 to the March 3, 2008 8-K.
10.2	Share Transfer Agreement by and among Shaanxi Hede Investment Management Co., Ltd. Niu Hongling, Wang Qifu, Wang Jianping, Zhang Wei, Cui Youming and Yuan Ye, dated as of May 31, 2007. Incorporated by reference to Exhibit 10.6 to the March 3, 2008 8-K.
10.3	Exchange Agreement, dated as of May 28, 2009 between the Registrant, Barron Partners LP and Eos Holdings, LLC. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2009, the “June 2009 8-K.”
10.4	Waiver and Release, dated as of May 28, 2009 by Barron Partners LP in favor of the Registrant. Incorporated by reference to Exhibit 10.2 to the June 2009 8-K.
10.5	Waiver and Release, dated as of May 28, 2009 by Eos Holdings, LLC in favor of the Registrant. Incorporated by reference to Exhibit 10.3 to the June 2009 8-K.
10.6	Underwriting Agreement, dated as of October 28, 2009, by and among the Registrant, Roth Capital Partners, LLC, Maxim Group LLC, Barron Partners LP and Eos Holdings, LLC. Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 29, 2009.
10.7	English translation of the Stock Purchase Agreement dated as of November 18, 2009, by and between Shaanxi Tianren Organic Food Co., Ltd. and Xi’an Dehao Investment & Consulting Co., Ltd. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on November 20, 2009 and to the Current Report on Form 8-K/A filed with the Commission on November 25, 2009.
10.8	Warrant to purchase 100,000 of the Registrant’s Common Stock issued to Spring Liu, dated December 9, 2009. Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.
10.9	English translation of the Distribution Agreement dated as of January 8, 2010, by and between Shaanxi Qiyiwangguo Modern Organic Agriculture Co. Ltd. and Beijing Ni’aode Trading Co., Ltd. Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.
10.10	English Translation of Credit Facility Agreement dated June 30, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank Incorporated by reference to Exhibit 10.29 of the 2009 10-K.
10.11	English Translation of Credit Facility Agreement dated November 6, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.30 of the 2009 10-K.
10.12	English Translation of Credit Facility Agreement dated November 24, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.31 of the 2009 10-K.
10.13	English Translation of Credit Facility Agreement dated June 26, 2009 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Commercial Bank of Huludao. Incorporated by reference to Exhibit 10.32 of the 2009 10-K.
10.14	English Translation of Pledge Agreement dated June 26, 2009 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Commercial Bank of Huludao. Incorporated by reference to Exhibit 10.33 of the 2009 10-K.
10.15	English Translation of Credit Facility Agreement dated August 12, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank Incorporated by reference to Exhibit 10.34 of the 2009 10-K.
10.16	English Translation of Credit Facility Agreement dated July 19, 2010 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Huludao Bank Co., Ltd. Incorporated by reference to Exhibit 10.16 of the 2010 10-K.

10.17	English Translation of Credit Facility Agreement dated September 9, 2010 between SkyPeople Juice Group Co. Ltd. And Xi’an Kejilu Branch of China Merchants Bank. Incorporated by reference to Exhibit 10.17 of the 2010 10-K
10.18	English Translation of Credit Facility Agreement dated May 10, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.18 of the 2010 10-K.
10.19	English Translation of Credit Facility Agreement dated February 3, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.19 of the 2010 10-K.
10.20	English Translation of Credit Facility Agreement dated December 6, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.20 of the 2010 10-K.
10.21	English Translation of Credit Facility Agreement dated December 7, 2010 between SkyPeople Juice Group Co. Ltd. and China CITIC Bank, Xi’an Kejilu Branch. Incorporated by reference to Exhibit 10.21 of the 2010 10-K.
10.22	English Translation Of Credit Facility Agreement dated December 30, 2010 Between SkyPeople Juice Group Co. Ltd. and Hi-Tech Industrial Development Zone, Xi' A Branch Of China Construction Bank. Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q filed with the Commission on May 16, 2011.
10.23	A copy of the complaint for the civil action against Absaroka Capital and Kevin Barns as filed by the Company with the United States District Court for the District of Wyoming. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the Commission on July 8, 2011.
10.24	Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 14, 2011.
10.25	Indemnification Agreement Between SkyPeople Juice, Inc. and Yongke Xue. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.26	Indemnification Agreement Between SkyPeople Juice, Inc. and Xiaoqin Yan. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.27	Indemnification Agreement Between SkyPeople Juice, Inc. and Guolin Wang. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.28	Indemnification Agreement Between SkyPeople Juice, Inc. and Spring Liu. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.29	Indemnification Agreement Between SkyPeople Juice, Inc. and John W. Smagula. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.30	Indemnification Agreement Between SkyPeople Juice, Inc. and Norman Ko. Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.31	English translation of Investment/Service Agreement The Yidu Orange Comprehensive Deep Processing Zone (the “Zone”) between Yidu Municipal People’s Government and SkyPeople Juice Group Company Limited dated October 29, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 29, 2012
10.32	English translation of Loan Agreement between SkyPeople Juice Group Co., Ltd. and SkyPeople International Holdings Group Limited dated February 18, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 19, 2013
10.33	Share Exchange Agreement among SkyPeople International Holdings Group Limited, Golden Dawn International Limited, Hongke Xue, Yongke Xue, V.X. Fortune Capital Limited and Kingline International Limited dated September 14, 2012. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the Commission on January 4, 2013.
10.34

Share Charge between China Tianren Organic Food Holding Company Limited, Golden Dawn International Limited and Vandi Investments Limited dated December 28, 2012. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the Commission on January 4, 2013.

10.35	Share Charge between China Tianren Organic Food Holding Company Limited, Golden Dawn International Limited and COFCO (Beijing) Agricultural Industrial Equity Investment Fund dated December 28, 2012. Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed with the Commission on January 4, 2013.
16.1	Letter from Tavarsan Askelson & Registrant LLP dated March 6, 2008. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on March 6, 2008.
16.2	Letter from Child, Van Wagoner & Bradshaw, PLLC dated December 14, 2009. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on December 14, 2009.
16.3	Letter from BDO Limited to dated December 23, 2011. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on December 30, 2011.
16.4	Letter from Paritz & Company to dated December 31, 2014. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on December 31, 2014
21.1	Description of Subsidiaries of the Registrant*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32	Section 1350 Certification. *

*Filed herewith

(c)           Other Financial Statement Schedules - None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SkyPeople Fruit Juice, Inc.

/s/ Yongke Xue
By: Yongke Xue
Chief Executive Officer and Chairman of Board of Directors
(principal executive officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yongke Xue and Xin Ma, and each of them, their attorneys-in-fact and agents, each with the power of substitution, for them in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature

Name and Title	Date

/s/ Yongke Xue
Yongke Xue	March 31, 2015
Chairman of Board of Directors, Chief Executive Officer (principal executive officer)

/s/ Xin Ma	March 31, 2015
Xin Ma
Chief Financial Officer
(principal financial officer and accounting officer)

/s/ Hongke Xue
Hongke Xue, Director	March 31, 2015

/s/ Guolin Wang
Guolin Wang, Director	March 31, 2015

/s/ Johnson Lau
Johnson Lau, Director	March 31, 2015

/s/ Baosheng Lu
Baosheng Lu, Director	March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
      Stockholders of SkyPeople Fruit Juice, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of SkyPeople Fruit Juice, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2014, and the related consolidated statement of income and comprehensive income, changes in equity, and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, including the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Armanino LLP

San Ramon, CA

March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SkyPeople Fruit Juice, Inc.

We have audited the accompanying consolidated balance sheets of SkyPeople Fruit Juice, Inc. as of December 31, 2013 and the related consolidated statement of comprehensive income, changes in equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SkyPeople Fruit Juice, Inc. as of December 31, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

March 31, 2014

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,130,302	$66,888,954
Restricted cash	6,537,016	7,216,782
Accounts receivable, net of allowance of $837,200 and $211,039 as of December 31, 2014 and 2013, respectively	66,570,314	34,179,426
Other receivables	371,995	575,040
Inventories	4,118,630	4,381,900
Deferred tax assets	1,410,690	535,713
Advances to suppliers and other current assets	472,578	1,298,201
TOTAL CURRENT ASSETS	104,611,525	115,076,016

PROPERTY, PLANT AND EQUIPMENT, NET	96,279,068	61,907,175
LAND USE RIGHT, NET	6,502,420	6,522,152
LONG TERM ASSETS	3,162,281	—
DEPOSITS	68,878,798	49,614,200
TOTAL ASSETS	$279,434,092	$233,119,543

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$18,381,263	$3,572,968
Accrued expenses	10,085,152	4,008,715
Income tax payable	1,457,258	1,749,138
Advances from customers	469,007	355,968
Notes payable -bank	8,171,270	10,825,173
Short-term loan - related party	—	24,970
Short-term bank loans	28,243,373	22,626,679
Obligations under capital leases	2,954,401	—
TOTAL CURRENT LIABILITIES	69,761,724	43,163,611

NON-CURRENT LIABILITIES
Long-term loan - related party	7,959,143	8,000,000
Obligations under capital leases	15,625,435	—
TOTAL NON-CURRENT LIABILITIES	23,584,578	8,000,000
TOTAL LIABILITIES	93,346,302	51,163,611

EQUITY

SkyPeople Fruit Juice, Inc, Stockholders' equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding as of December 31, 2014 and 2013, respectively	—	—
Common stock, $0.001 par value; 66,666,666 shares authorized; 26,661,499 shares issued and outstanding as of December 31, 2014 and 2013, respectively	26,661	26,661
Additional paid-in capital	59,189,860	59,189,860
Retained earnings	102,833,747	94,962,299
Accumulated other comprehensive income	19,351,703	19,354,599
Total SkyPeople Fruit Juice, Inc. stockholders' equity	181,401,971	173,533,419
Non-controlling interests	4,685,819	8,422,513
TOTAL EQUITY	186,087,790	181,955,932
TOTAL LIABILITIES AND EQUITY	$279,434,092	$233,119,543

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2014	2013

Revenue	$99,060,202	$78,986,296
Cost of goods sold	69,783,694	51,433,323
Gross profit	29,276,508	27,552,973

Operating Expenses
General and administrative expenses	6,134,623	5,296,910
Selling expenses	5,699,475	4,058,784
Research and development expenses	-	20,183
Total operating expenses	11,834,098	9,375,877

Income from operations	17,442,410	18,177,096

Other (expenses) income
Interest income	666,471	319,623
Subsidy income	661,655	1,295,949
Interest expenses	(4,547,914)	(1,983,831)
Consulting fee related to capital lease	(1,260,255)	-
Total other expenses	(4,480,043)	(368,259)

Income before income tax	12,962,367	17,808,837
Income tax provision	4,331,551	4,639,259
Net income	8,630,816	13,169,578

Less: Net income attributable to non-controlling interests	(759,368)	(1,000,864)

NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC. STOCKHOLDERS	$7,871,448	$12,168,714

Other comprehensive income
Foreign currency translation adjustment	$(84,138)	$5,336,743
Comprehensive income	8,546,678	18,506,321
Comprehensive (income) expense attributable to non-controlling interests	(678,126)	(1,483,868)
COMPREHENSIVE INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC. STOCKHOLDERS	$7,868,552	$17,022,453

Earnings per share:
Basic and diluted earnings per share	$0.30	$0.46

Weighted average number of shares outstanding
Basic and diluted	26,661,499	26,661,499

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	SKYPEOPLE FRUIT JUICE, INC. STOCKHOLDERS
			Additional		Accumulative other	Non-
	Common Stock		paid-in	Retained	comprehensive	controlling
	Shares	Amount	capital	earnings	income	interests	Total
Balance at December 31, 2012	26,661,499	$26,661	$59,189,860	$82,793,585	$14,500,860	$6,938,645	$163,449,611
Net income	-	-	-	12,168,714	-	1,000,864	13,169,578
Foreign currency translation adjustment	-	-	-	-	4,853,739	483,004	5,336,743
Balance at December 31, 2013	26,661,499	26,661	59,189,860	94,962,299	19,354,599	8,422,513	181,955,932
Net income	-	-	-	7,871,448	-	759,368	8,630,816
Dividend distribution			-			(4,414,820)	(4,414,820)
Foreign currency translation adjustment	-	-	-	-	(2,896)	(81,242)	(84,138)
Balance at December 31, 2014	26,661,499	$26,661	$59,189,860	$102,833,747	$19,351,703	$4,685,819	$186,087,790

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,630,816	$13,169,578
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,597,009	5,169,597
Deferred income tax assets	(874,977)	(445,137)
Bad debt provision	676,784	160,418
Inventory markdown	32,604	243,198
Changes in operating assets and liabilities
Accounts receivable	(33,012,853)	16,203,666
Other receivable	201,066	(361,983)
Advances to suppliers and other current assets	2,077,215	(1,205,789)
Inventories	213,880	2,829,649
Accounts payable	14,820,249	(11,096,289)
Accrued expenses	5,985,207	1,880,263
Income tax payable	(284,456)	(1,451,888)
Advances from customers	113,881	(187,907)
Net cash provided by operating activities	4,176,425	24,907,376

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment	(15,383,337)	(12,616,030)
Payments for deposit on land use right	(2,116)	(36,733,518)
Prepayments for deposit on equipment	(25,222,345)	(10,659,136)
Net cash used in investing activities	(40,607,798)	(60,008,684)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend paid to non-controlling interest	(4,411,801)	-
Decrease (Increased) in restricted cash	651,169	(7,104,451)
(Repayment) Proceeds from short-term notes	(2,604,675)	10,656,677
Proceeds from related party loan	-	8,024,970
Proceeds from short-term bank loans	17,319,362	17,178,140
Repayment of short-term bank loans	(11,643,025)	(6,739,021)
Payment for capital lease	(4,410,041)	-
Repayment of related party loans	(65,668)	-
Net cash (used in) provided by financing activities	(5,164,679)	22,016,315

Effect of change in exchange rate	(162,600)	2,413,669

NET DECREASE IN CASH AND CASH EQUIVALENTS	(41,758,652)	(10,671,324)
Cash and cash equivalents, beginning of year	66,888,954	77,560,278
Cash and cash equivalents, end of year	$25,130,302	$66,888,954

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$4,547,914	$1,239,500
Cash paid for income taxes	$4,621,981	$6,536,283

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$5,933,755	$355,836
Equipment acquired by capital lease	$21,000,195	$-

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Basis of Preparation

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or US GAAP.

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

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with US GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but not limited to, the allowance for doubtful accounts receivable, estimated useful life and residual value of property, plant and equipment, provision for staff benefit, valuation of change in fair value of warrant liability, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our consolidated financial statements.

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

If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. During the reporting periods there was no impairment loss recognized on long-lived assets.

SKYPEOPLE FRUIT JUICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2014 AND 2013

Fair Value of Financial Instruments

The Company has adopted FASB Accounting Standard Codification Topic on Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable input, which may be used to measure fair value and include the following:

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

Our cash and cash equivalents and restricted cash are classified within level 1of the fair value hierarchy because they are value using quoted market price.

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

	Year Ended December 31,
	2014	2013
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)	$7,871,448	$12,168,714
Net income allocated to Preferred Stock holders	-	-
Net income allocated to Common Stock holders	$7,871,448	$12,168,714

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average Common Stock outstanding	26,661,499	26,661,499
DENOMINATOR FOR BASIC AND DILUTIVED EPS	26,661,499	26,661,499

EPS - Basic	$0.30	$0.46
EPS - Diluted	$0.30	$0.46

The diluted earnings per share calculation for the year ended December 31, 2014 and 2013 did not include the warrants to purchase up to 175,000 shares of common stock, because their effect was anti-dilutive.

SKYPEOPLE FRUIT JUICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Accounts Receivable and Allowances

Accounts receivable are recognized and carried at the original invoice amounts less an allowance for any uncollectible amount. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to our customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts if required.

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

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. Bad debt expense was $624,494 and $160,418 during the years ended December 31, 2014 and 2013, respectively. Our credit term for distributors with good credit history is from 30 days to 120 days. As of December 31, 2014 and 2013 accounts receivables of $6,001,247 and $522,591 have been outstanding for over 120 days, the increase is due to the growth of sales, in order to promote “Hedetang” brand fruit beverages, the Company grants longer credit period to distributors with excellent credit records and purchase amounts exceeds RMB 800K.

Inventories

Inventories consist of raw materials, packaging materials (which include ingredients and supplies) and finished goods (which include finished juice in the bottling and canning operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off. Although we believe that the assumptions we use in estimate inventory writedowns are reasonable, future changes in these assumptions could provide a significantly different result. The Company recorded inventory markdown allowance of $32,604 and $243,198 for the year ended December 31, 2014 and 2013, respectively.

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

SKYPEOPLE FRUIT JUICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2014 AND 2013

Shipping and Handling Costs

Shipping and handling amounts billed to customers in sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $1,883,201 and $1,591,749 for 2014 and 2013, respectively, are reported in the Consolidated Statements of Income and Comprehensive Income as a component of selling expenses.

Government Subsidies

A government subsidy is recognized only when the Company complies with any conditions attached to the grant and there is reasonable assurance that the grant will be received.

The government subsidies recognized were $661,655 and $1,295,949 for the years ended December 31, 2014 and 2013, respectively, and are included in other income of the consolidated statements of comprehensive income.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred and are included in selling expenses. The Company incurred $182,976 and $104,156 in advertising and promotional costs for the years ended December 31, 2014 and 2013, respectively.

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

Depreciation related to property, plant and equipment used in production is reported in cost of sales, and includes amortized amounts related to capital leases. We estimated that the residual value of the Company’s property and equipment ranges from 3% to 5%.  Property, plant and equipment are depreciated over their estimated useful lives as follows:

Buildings	20-30 years
Machinery and equipment	5-10 years
Furniture and office equipment	3-5 years
Motor vehicles	5 years

Foreign Currency and Other Comprehensive Income

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency; however, the reporting currency of the Company is the United States dollar (“USD”). Assets and liabilities of the Company’s foreign subsidiaries have been translated into USD using the exchange rate at the balance sheet date, while equity accounts are translated using historical exchange rate. The average exchange rate for the period has been used to translate revenues and expenses. Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

SKYPEOPLE FRUIT JUICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2014 AND 2013

Other comprehensive income for the year ended December 31, 2014 and 2013 represented foreign currency translation adjustments of $(84,138) and $5,336,743, respectively, and were included in the consolidated statements of comprehensive income.

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which raises the threshold for disposals to qualify as discontinued operations by focusing on strategic shift that have or will have a major effect on a company’s operations and financial results. The guidance allows companies to have significant continuing involvement and continuing cash flows with the disposed component. The guidance is effective for annual and interim periods beginning on or after December 15, 2014, and is to be applied on a prospective basis. The Company will apply the new standard to any divestitures occurring after January, 2015.

SKYPEOPLE FRUIT JUICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2014 AND 2013

In May 2014, the FASB issued ASU2014-09, “Revenue from Contracts with Customers”, which will supersede existing revenue recognition guidance under U.S. GAAP. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning on or after December 15, 2016, and is to be applied on either a full retrospective or modified retrospective basis. Early adoption is not permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	INVENTORIES

Inventories by major categories are summarized as follows:

	December 31,
	2014	2013
Raw materials and packaging	$1,249,599	$1,030,866
Finished goods	2,869,031	3,351,034
Inventories	$4,118,630	$4,381,900

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2014	2013
Machinery and equipment	$36,760,341	$35,285,220
Furniture and office equipment	897,167	372,618
Motor vehicles	562,390	564,017
Buildings	36,371,566	37,994,690
Leased property under capital leases	21,081,876	-
Construction in progress	28,955,181	10,738,946
Subtotal	124,628,521	84,955,491
Less: accumulated depreciation	(28,349,453)	(23,048,316)
Net property and equipment	$96,279,068	61,907,175

During 2013, due to weather condition, purchasing price of apples in Northeastern China was unexpectedly high. As a result, our production facilities in Yingkou were not used during the entire year ending 2013. This was a temporary increase, as prices normalized in 2014 and production facilities in Yingkou returned to normal operations during 2014. Thus the Company charged no impairment of long-lived assets during 2013.

There were no impairment provisions made at December 31, 2014 and 2013.

Depreciation expense included in general and administration expenses for the year ended December 31, 2014 and 2013 was $ 1,478,229 and $1,141,997, respectively. Depreciation expense included in cost of sales for the year ended December 31, 2014 and 2013 was $3,932,092 and $3,843,197, respectively.

SKYPEOPLE FRUIT JUICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2014 AND 2013

5.	LONG TERM ASSETS

Long term assets represent $3,162,281 of capital lease risk deposits made by the Company to Cinda Financial Leasing Co., LTD in terms of capital lease agreement.

6.	LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. The government of the PRC, its agencies and collectives hold all land ownership.  Companies or individuals are authorized to use the land only through land usage rights granted by the PRC government. Land usage rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Accordingly, the Company paid in advance for land usage rights. Prepaid land usage rights are being amortized and recorded as lease expenses using the straight-line method over the terms of the leases, which range from 40 to 50 years. The amortization expense was $ 186,687 and $184,403 for fiscal years 2014 and 2013, respectively. The following table sets forth land usage rights of the Company as of December 31, 2014 and 2013, respectively.

	December 31,
	2014	2013
Cost	$8,011,269	$8,038,175
Less: Accumulated amortization	(1,508,849)	(1,516,023)
	$6,502,420	$6,522,152

7.	DEPOSITS

Deposits mainly include payments made to acquire land use right and purchase property, plant and equipment. Payments for acquiring land use right are recorded as long term deposits before the land use right certificate is received. The amount is transferred to Land Use Right once the official certificate received from the government. Payments to purchase property, plant and equipment are recorded as long-term deposits. The amounts are transferred to property, plant and equipment once the equipment is delivered or installed.

	December 31,
	2014	2013
Deposits for land use rights	$40,763,046	$38,561,975
Deposits to purchase property, plant and equipment	28,115,752	10,979,221
Other long-term deposit	-	73,004
	$68,878,798	$49,614,200

SKYPEOPLE FRUIT JUICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2014 AND 2013

8.	SHORT-TERM BANK LOANS

Short-term bank loans consist of the following loans collateralized by assets of the Company:

	December 31,
	2014	2013

Loan payable to Huludao Bank, Suizhong branch due on June 10, 2014, bearing interest at 9.225% per annum, collateralized by the buildings, machinery and land usage rights of Huludao Wonder.	$-	$5,461,792

Loan payable to Huludao Bank, Suizhong branch due on June 17, 2015, bearing interest at 9.6% per annum, collateralized by the buildings, machinery and land use rights of Huludao Wonder	5,442,063	-

Loan payable to China Construction Bank due on May 25, 2015 bearing interest at 5.6% per annum, collateralized by the buildings of SkyPeople (China)	2,140,873	2,148,633

Loan payable to China Construction Bank due on November 16, 2015, bearing interest at 5.84% per annum, collateralized by the buildings and land use rights of Yingkou.	2,287,956	2,312,651

Loan payable to Bank of Xi'an due on June 17, 2014, bearing interest at 7.8% per annum, guaranteed by a third party Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd and CEO, Hongke Xue.	-	1,640,178

Loan payable to Bank of Xi'an due on December 17, 2015, bearing interest at 7.8% per annum, guaranteed by a third party Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd	2,451,381	-

Loan payable to Shanghai Pudong Development Bank due on April 23, 2015, bearing interest at 6.16% per annum, collateralized by the buildings of SkyPeople (China)	4,902,762	4,920,533

Loan payable to Bank of Beijing due on June 25, 2015, bearing interest at 7.28% per annum, collateralized by the buildings of a third party, Shaanxi Jiu Chang Medical Science & Technology Development Co., Ltd.	4,902,763	4,920,534

Loan payable to Jiefang Road branch of China Merchants Bank due on Feb 27, 2015, bearing interest at 5.6% per annum, collateralized by the buildings of SkyPeople (China)	1,634,254	656,071

Loan payable to China Construction Bank due on Dec 17, 2015, bearing interest at 5.7% per annum, collateralized by the buildings and land use rights of Yingkou.	3,268,508	-

Loan payable to China Construction Bank due on March 19, 2014, bearing interest rate at 3.2% per annum, collateralized by certain accounts receivable of SkyPeople (China). This loan was paid off in March 2014.	-	291,693

Loan payable to China Construction Bank due on March 24, 2014, bearing interest rate at 3.2% per annum, collateralized by certain accounts receivable of SkyPeople (China). This loan was paid off in March 2014.	-	274,594

SKYPEOPLE FRUIT JUICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2014 AND 2013

Loan payable to Branch of China Co truction Bank Corp Xi'an high tech Industrial Development Zone due on Jan 18, 2015, bearing interest at 2.4% per annum, purchased credit insurance in China Export & Credit Insurance Corporation	270,002	-

Loan payable to The Bank of Ningxia Xi'an branch due on Jan 12, 2015, bearing interest at 4.76% per annum, the SkyPeople (China) purchased credit insurance in China Export & Credit Insurance Corporation	119,948	-

Loan payable to The Bank of Ningxia Xi'an branch due on Jan 23, 2015, bearing interest at 4.76% per annum, the SkyPeople (China) purchased credit insurance in China Export & Credit Insurance Corporation	152,324	-

Loan payable to The China Construction Bank due on Mar 24, 2015, bearing interest at 2.2% per annum, the SkyPeople (China) purchased credit insurance in China Export & Credit Insurance Corporation	240,843	-

Loan payable to The China Construction Bank due on Apr 4, 2015, bearing interest at 2.2% per annum, the SkyPeople (China) purchased credit insurance in China Export & Credit Insurance Corporation	76,170	-

Loan payable to The Bank of Ningxia due on Mar 5, 2015, bearing interest at 4.755% per annum,the SkyPeople (China) purchased credit insurance in China Export & Credit Insurance Corporation	589,085	-

Loan payable to The Bank of Ningxia due on Mar 23, 2015, bearing interest at 4.755% per annum,the SkyPeople (China) purchased credit insurance in China Export & Credit Insurance Corporation	1,574,141	-

	$28,243,373	$22,626,679

9.	NOTES PAYABLE – BANK

During the year ended December 31, 2014, the Company obtained a series of bank notes.  Bank notes are collaterized by restricted cash and assets of the Company. The following table sets forth the outstanding bank notes as of December 31, 2014:

	Amount	Restricted
	Owed	Cash	Due date

Shanghai Pudong Development Bank	$4,902,762	$4,902,762	April 28,2015
Shanghai Pudong Development Bank	3,268,508	1,634,254	April 17,2015
	$8,171,270	$6,537,016

SKYPEOPLE FRUIT JUICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2014 AND 2013

10.	LEASE OBLIGATION PAYABLE

The schedule below represents the commitments for the Company’s capital equipment under the lease contract with Cinda Financial Leasing Co., Ltd, entered into in April of 2014. The Company’s obligations under the finance lease are secured by the lessors’ title to the leased assets. The lease has an interest rate as 7.36%.

Minimum lease payments for the years ending December 31, are as follows;

2015	$4,320,257
2016	5,299,515
2017	5,299,515
2018	5,299,515
2019	2,649,757
22,868,559
Less: amount representing interest	(4,288,723)
Present value of minimum lease payments	$18,579,836

Due within one year	$2,954,401
Due after one year	15,625,435
Present value of minimum lease payments	$18,579,836

11.	RELATED PARTY TRANSACTION

Sales

The company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. ("Fullmart") for approximately $2,900,000 and $2,600,000 for the year ended December 31, 2014 and 2013, respectively. The sales to this related party were consistent with pricing and terms offered to third parties. The remained accounts receivable balances were $1,546,000 and $731,000 as of December 31, 2014 and 2013, respectively. Fullmart is a company indirectly owned by our Chairman of Board of Directors and CEO, Mr. Yongke Xue.

Short-term loan – related party

The Company borrowed $24,970 from SkyPeople International Holdings Group Limited. The loan is non-interest bearing and due on demand.

Long-term loan

On February 18, 2013, SkyPeople (China) entered into a loan agreement with SkyPeople International Holdings Group Limited (the "Lender"). The Lender indirectly holds 50.2% interest in the Company. Mr. Yongke Xue ("Y. K. Xue"), the Chairman of the board of directors of the Company (the "Board") as of December 31, 2014, and Mr. Hongke Xue, the Chief Executive Officer of the Company as of December 31, 2014 and director of the Board, indirectly and beneficially own 80.0% and 9.4% of equity interest in the Lender, respectively. Pursuant to the Agreement, the Lender agreed to extend to the Company a one-year unsecured term loan with a principal amount of $8.0 million at an interest rate of 6% per annum. During 2013, the Company received $8.0 million from the Lender. In February 2014, both parties extended this loan for another two years under the original terms of the agreement.

SKYPEOPLE FRUIT JUICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2014 AND 2013

12.	INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the year ended December 31, 2014 and 2013. The effective income tax rate for the Company for both of the years ended December 31, 2014 and 2013 was 33% and 26%. The amount of unrecognized deferred tax liabilities for temporary differences related to the dividend from foreign subsidiaries is not determined because such determination is not practical.

The Company has not provided deferred taxes on undistributed earnings attributable to its PRC subsidiaries as they are to be permanently reinvested. On February 22, 2008, MOFCOM, and SAT, jointly issued Cai Shui 2008 Circular 1, “Circular 1.” According to Article 4 of Circular 1, distributions of accumulated profits earned by foreign investment enterprises, (“FIE”) prior to January 1, 2008 to their foreign investors will be exempt from withholding tax, (“WHT”) while distribution of the profits earned by a FIE after January 1, 2008 to its foreign investors shall be subject to WHT.

Dividend payments by PRC subsidiaries are limited by certain statutory regulations in the PRC. No dividends may be paid by PRC subsidiaries without first receiving prior approval from SAFE. Dividend payments are restricted to 90% of after tax profits.

Should the Company’s PRC subsidiaries distribute all their profits generated after December 31, 2007, the aggregate withholding tax amount will be $10,861,453 and $10,135,412 as of December 31, 2014 and 2013, respectively.

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

The reconciliation of income tax expense at the U.S. statutory rate of 35% in 2014 and 2013, to the Company's effective tax rate is as follows:

	Year ended December 31,
	2014	2013

U.S. Statutory rate	$4,515,532	$6,233,094
Tax rate difference between China and U.S.	(1,322,839)	(1,849,640)
Change in Valuation Allowance	650,440	240,682
Permanent difference	488,418	15,123
Effective tax rate	$4,331,551	$4,639,259

The provisions for income taxes are summarized as follows:

	Year ended December 31,
	2014	2013
Current	$5,206,528	$5,084,396
Deferred	(874,977)	(445,137)
Total	$4,331,551	$4,639,259

SKYPEOPLE FRUIT JUICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2014 AND 2013

The tax effects of temporary differences that give rise to the Company's net deferred tax asset as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Net operating loss carry forward	$1,577,079	$1,189,075
Inventory markdown	8,183	60,799
Bad debt provision	209,300	40,104
Accrued expenses	381,699	27,691
Startup costs	316,228	97,918
Others	-	89,038
	2,492,489	1,504,625
Less: valuation allowance	(1,081,799)	(968,912)
Deferred tax assets	$1,410,690	$535,713

13.	CONCENTRATIONS

There was one customer who accounted for 10% of the Company’s sales for the year ended December 31, 2014. The Company did not have concentrations of customers constituting more than 10% of our sales in 2013.

Sales to our five largest customers accounted for approximately 36% and 24% of our net sales during the years ended December 31, 2014 and 2013, respectively.

There were two suppliers, which accounted for 38% and 12% of our purchases respectively for the year ended December 31, 2014. There was one supplier, which accounted for 23% of our purchases for the year ended December 31, 2013. There was no other single supplier representing 10% of purchases during both years.

14.	SEGMENT REPORTING

The Company operates in six segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages, fresh fruits and vegetables, and others. Our concentrated apple juice and apple aroma is primarily produced by the Company’s Huludao Wonder factory; concentrated pear juice is primarily produced by the Company’s Jiangyang factory. However, as the Company use the same production line to manufacture concentrated apple juice and concentrated pear juice. In addition, both Shaanxi Province, where the factory of Jianyang factory is located, and Liaoning Province, where the factory of Huludao Wonder is located, are rich in fresh apple and pear supplies. Jinagyang factory also produces concentrated apple juice and Huludao Wonder factory also produces concentrated pear juice when necessary. Concentrated kiwifruit juice and kiwifruit puree is primarily produced by the Company’s Qiyiwangguo factory, and fruit juice beverages is primarily produced by the Company’s Qiyiwangguo factory. The Company’s other products include fructose, concentrated turnjujube juice, and other by products, such as kiwifruit seeds.

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

SKYPEOPLE FRUIT JUICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2014 AND 2013

(In Thousand) For the Year Ended December 31, 2014	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment Revenue	$19,165	$11,922	$20,705	$87,315	$3,862	$4,107	$147,076
Inter-segment revenue	(3,956)	(4,463)	(78)	(39,513)	-	(6)	(48,016)
Revenue from external Customers	15,209	7,459	20,627	47,802	3,862	4,101	99,060
Segment gross profit	$2,256	$2,311	$5,148	$17,241	$1,121	$1,200	$29,277

(In Thousand) For the Year Ended December 31, 2013	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment Revenue	$8,679	$10,100	$21,008	$39,938	$815	$1,190	$81,730
Inter-segment revenue	(1,148)	(292)	(612)	(390)	(1)	(301)	(2,744)
Revenue from external Customers	7,531	9,808	20,396	39,548	814	889	78,986
Segment gross profit	$1,535	$4,313	$6,500	$14,646	$395	$164	$27,553

The following table reconciles reportable segment profit to the Company’s consolidated income before income tax provision for the years ended December 31, 2014 and 2013:

	2014	2013
Segment profit	$29,276,508	$27,552,973
Unallocated amounts:
Operating expenses	(11,834,098)	(9,375,877)
Other expenses	(4,480,043)	(368,259)
Income before tax provision	$12,962,367	$17,808,837

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

15.	COMMITMENTS AND CONTINGENCIES

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

FOR YEARS ENDED DECEMBER 31, 2014 AND 2013

Other than the above, from time to time we may be a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

16.	WARRANTS

On December 9, 2009, the Company issued to its former Chief Financial Officer, Spring Liu, a warrant to purchase an aggregate of 100,000 shares of the Common Stock at an exercise of $4.50 per share, as a bonus for the year of 2009. This warrant was unexercised and expired on December 9, 2014.

On July 25, 2011, the Company issued to Hayden Communications International, Inc. (“HCI”) a warrant to purchase an aggregate of 75,000 shares of Common Stock at an exercise price of $4.50 per share, as partial compensation to HCI, pursuant to Investor Relations Consulting Agreement with HCI dated December 1, 2009. This warrant was unexercised and expired on July 25, 2014.

17.	SUBSEQUENT EVENT

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events that have occurred through the date of issuance of these financial statements and has determined that there was no material event that occurred after the date of the balance sheets included in this report.

