Form 10-Q
period 2015-03-31
SkyPeople Fruit Juice, Inc
filed 2015-05-15
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Class	Outstanding at May 15, 2015
Common Stock, $0.001 par value per share	26,661,499

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SKYPEOPLE FRUIT JUICE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$39,155,769	$25,130,302
Restricted cash	6,512,325	6,537,016
Accounts receivable, net of allowance of $2,330,869 and $837,200 as of March 31, 2015 and December 31, 2014, respectively	52,441,127	66,570,314
Other receivables	64,812	371,995
Inventories	5,434,344	4,118,630
Deferred tax assets	2,120,898	1,410,690
Advances to suppliers and other current assets	245,804	472,578
TOTAL CURRENT ASSETS	105,975,079	104,611,525

Property, plant and equipment, net	102,368,085	96,279,068
Land use right, net	6,446,849	6,502,420
Long term assets	3,189,523	3,162,281
Deposits	61,873,855	68,878,798
TOTAL ASSETS	$279,853,391	$279,434,092

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$11,872,050	$18,381,263
Accrued expenses	9,806,485	10,085,152
Income tax payable	741,412	1,457,258
Advances from customers	437,843	469,007
Notes payable -bank	8,140,406	8,171,270
Short-term bank loans	36,250,539	28,243,373
Obligations under capital leases	2,066,609	2,954,401
TOTAL CURRENT LIABILITIES	69,315,344	69,761,724

NON-CURRENT LIABILITIES
Long-term loan - related party	7,959,297	7,959,143
Obligations under capital leases	15,566,416	15,625,435
TOTAL NON-CURRENT LIABILITIES	23,525,713	23,584,578
TOTAL LIABILITIES	92,841,057	93,346,302

EQUITY

SkyPeople Fruit Juice, Inc, Stockholders' equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value; 66,666,666 shares authorized; 26,661,499 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	26,661	26,661
Additional paid-in capital	59,189,860	59,189,860
Retained earnings	104,333,357	102,833,747
Accumulated other comprehensive income	18,610,230	19,351,703
Total SkyPeople Fruit Juice, Inc. stockholders' equity	182,160,108	181,401,971
Non-controlling interests	4,852,226	4,685,819
TOTAL EQUITY	187,012,334	186,087,790
TOTAL LIABILITIES AND EQUITY	$279,853,391	$279,434,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three month Ended March 31,
	2015	2014
Revenue	$16,571,039	$11,783,167
Cost of goods sold	9,411,678	8,111,932
Gross profit	7,159,361	3,671,235

Operating Expenses
General and administrative expenses	2,984,482	1,193,121
Selling expenses	1,052,654	864,498
Total operating expenses	4,037,136	2,057,619

Income from operations	3,122,225	1,613,616

Other income (expenses)
Interest income	33,553	73,661
Subsidy income	188,761	433,597
Interest expenses	(1,099,070)	(812,421)
Consulting fee related to capital lease	-	(442,792)
Total other expenses	(876,756)	(747,955)

Income before income tax	2,245,469	865,661
Income tax provision	562,569	228,602
Net income	1,682,900	637,059

Less: Net income attributable to non-controlling interests	(183,290)	(133,387)

NET INCOME (LOSS) ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC. STOCKHOLDERS	$1,499,610	$503,672

Other comprehensive income (loss)
Foreign currency translation adjustment	$(758,356)	$(1,705,488)
Total comprehensive loss	924,544	(1,068,429)
Comprehensive expenses attributable to non-controlling interests	(166,407)	(154,356)
COMPREHENSIVE INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC. STOCKHOLDERS	$907,661	$(1,047,460)

Earnings per share:
Basic and diluted earnings (loss) per share	$0.06	$0.02

Weighted average number of shares outstanding
Basic and diluted	26,661,499	26,661,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,682,900	$637,059
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,591,176	942,144
Deferred income tax assets	(710,208)	(316,150)
Provisions provided for bad debt expenses	1,452,096	442,792
Inventory markdown	32,629	-
Changes in operating assets and liabilities
Accounts receivable	12,389,382	13,340,071
Other receivable	305,987	3,170
Advances to suppliers and other current assets	225,142	1,038,662
Inventories	(1,364,810)	(256,290)
Accounts payable	(5,774,160)	1,385,574
Accrued expenses	(940,810)	(1,020,245)
Income tax payable	(710,828)	(1,284,561)
Advances from customers	(29,412)	(44,880)
Net cash provided by operating activities	8,149,084	14,867,346

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment	(1,984,556)	(3,851,844)
Prepayment for other assets	-	(15,038)
Prepayments for deposit on equipment	(145,035)	-
Net cash used in investing activities	(2,129,591)	(3,866,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Increased in restricted cash	-	(490,356)
Procceds from short-term notes	-	490,356
Proceeds from short-term bank loans	17,332,906	2,025,169
Repayment of short-term bank loans	(9,213,508)	(564,334)
Payment for capital lease	(39,212)	(2,635,665)
Repayment of related party loans	-	(24,970)
Net cash provided by (used in) financing activities	8,080,186	(1,199,800)

Effect of change in exchange rate	(74,212)	(654,216)

NET DECREASE IN CASH AND CASH EQUIVALENTS	14,025,467	9,146,448
Cash and cash equivalents, beginning of period	25,130,302	66,888,954
Cash and cash equivalents, end of period	$39,155,769	$76,035,402

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,099,070	$753,875
Cash paid for income taxes	$1,645,954	$1,829,313

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$6,894,428	$1,294,323
Equipment acquired by capital lease	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows for the periods ended March 31, 2015 and 2014. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2014 as included in our Annual Report on Form 10-K.

2.	Business Description and Significant Accounting Policies

The principal activities of SkyPeople Fruit Juice, Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) consist of production and sales of fruit juice concentrates, fruit juice beverages, and other fruit-related products in the People’s Republic of China (“PRC”, or “China”), and overseas markets. All activities of the Company are principally conducted by subsidiaries operating in the PRC.

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Organizational Structure

Current organizational structure is set forth in the diagram below:

SkyPeople Fruit Juice, Inc.
(Florida, U.S.)
"SkyPeople"
100%
100%
Pacific Industry Holding Group Co., Ltd.
(Vanuatu)
"Pacific"
Harmony MN Inc.
(Delaware, U.S.)
"HMN"
100%
SkyPeople Juice International Holding (HK) Ltd.
(HK)
"SkyPeople International"
99.78%
SkyPeople Juice Group Co., Ltd.
(PRC)
"SkyPeople (China)"
90%
90%
90%
90%
10%
10%
100%
10%
Hedetang Holding Co., Ltd.[11]
(PRC)
"Hedetang Holding"
10%
10%
10%
10%
90%
90%
90%
SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd.
(PRC)
"Kiwi Fruit & Farm Products"
Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd.[7]
(PRC)
"Guo Wei Mei"
SkyPeople Juice Group Yidu Orange Products Co., Ltd.
(PRC)
"Orange Products"
Hedetang Fruit Juice Beverages (Yidu) Co., Ltd.
(PRC)
"Hedetang Juice Beverages"
Xi' an Hedetang Fruit Juice Beverages Co., Ltd.
(PRC)
"Xi' an Hedetang"
Xi' an Cornucopia International Co., Ltd.
(PRC)
"Xi' an Cornucopia"
Shaanxi Fruitee Fun Co., Ltd.[10]
(PRC)
"Shaanxi Fruitee Fun"
91.15%
100%
100%
100%
Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd.
(PRC)
"Shaanxi Qiyiwangguo"
Huludao Wonder Fruit Co., Ltd.
(PRC)
"Huludao Wonder"
Yingkou Trusty Fruit Co., Ltd.
(PRC)
"Yingkou"
SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd.
(PRC)
"SkyPeople Suizhong"

(1)	Xi’an Qinmei Food Co., Ltd., an entity not affiliated with the Company, owns the other 8.85% of the equity interest in Shaanxi Qiyiwangguo. Formerly known as Shaanxi Tianren Organic Food Co. Ltd.
(2)	Formerly known as Shaanxi Tianren Organic Food Co. Ltd.
(3)	SkyPeople Juice Group Yidu Orange Products Co., Ltd. was established on March 13, 2012. Its scope of business includes deep processing and sales of oranges.
(4)	Hedetang Fruit Juice Beverages (Yidu) Co., Ltd. was established on March 13, 2012. Its scope of business includes production and sales of fruit juice beverages.
(5)	SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. was established on April 26, 2012. Its scope of business includes initial processing, quick-frozen and sales of agricultural products and related by-products
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

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of SkyPeople (China) and its subsidiaries, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

Uses of estimates in the preparation of financial statements

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but not limited to, the allowance for doubtful accounts receivable, estimated useful life and residual value of property, plant and equipment, provision for staff benefit, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $956,653 and $356,394 for three months ended March 31, 2015 and 2014, respectively, are reported in the Consolidated Statements of Comprehensive Income as a component of selling expenses.

Leases

In January 2014, the Company entered into various five years equipment leasing agreements with Xinda Financial Leasing Co., Ltd. (“Xinda”). The total cost of equipment under this lease agreement is RMB129 million (approximately $21 million). Estimated lease payment will be approximately RMB 8 million per quarter (approximately $1.3 million). The Company has the right to purchase the equipment for $161 at the end of the lease. The Company has classified the leases as capital leases in accordance with ASC 840 “Leases”. The Company also agreed to pay consulting fees of $831,100 (RMB 5,160,000) for two-year consulting services and $414,492 (RMB 2,580,000) services fees to Xinda, both of which were fully expensed in 2014.

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Earnings per share

The diluted earnings per share calculation for the three months ended March 31, 2014 did not include the warrants to purchase up to 175,000 shares of common stock, because their effect was anti-dilutive. Such warrants expired during fiscal 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, simplifying the presentation of debt issuance costs. Debt issuance costs are specified incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs). Prior to this standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). This presentation differed from the presentation for a debt discount, which is a direct adjustment to the carrying value of the debt (i.e., a contra liability). This new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. This new standard does not affect the recognition and measurement of debt issuance costs. ASU 2015-03 will be effective for us in the first quarter of fiscal 2016, with early adoption permitted. We are currently evaluating the impact that the implementation of this standard will have on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is currently effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for us as of the first quarter of our fiscal year ending December 31, 2017. On April1, 2014 the FASB agreed to propose delaying the effective date for one year. We are currently evaluating the impact that the implementation of this standard will have on our financial statements.

There were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2015 compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that are of significance or potential significance to us.

3.	Inventories

Inventories by major categories are summarized as follows:

	March 31, 2015	December 31, 2014
Raw materials and packaging	$2,370,572	$1,249,599
Finished goods	3,063,772	2,869,031
Inventories	$5,434,344	$4,118,630

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Notes Payable - Bank

During the quarter ended March 31, 2015, the Company obtained a series of bank notes from various banks. Bank notes are collateralized by restricted cash and assets of the Company. The following table sets forth the outstanding bank notes as of March 31, 2015:

	March 31,	Restricted
	2015	Cash	Due date
Shanghai Pudong Development Bank	$4,884,244	$4,884,244	April 28, 2015
	3,256,162	1,628,081	April 17, 2015
	$8,140,406	$6,512,325

As of the date of this report, these notes were settled.

5.	Related Party Transaction

Sales to related party

The company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. ("Fullmart") for approximately $412,543 and $612,000 for the three months ended March 31, 2015 and 2014, respectively. The accounts receivable balances were approximately $1,459,194 and $1,546,000 as of March 31, 2015 and December 31, 2014, respectively. Fullmart is a company indirectly owned by our Chairman and Chief Executive Officer, Mr. Yongke Xue.

Long-term loan – related party

On February 18, 2013, SkyPeople (China) entered into a loan agreement with SkyPeople International Holdings Group Limited (the "Lender"). The Lender indirectly holds 50.2% interest in the Company. Mr. Yongke Xue ("Y. K. Xue"), the Chairman of the board of directors of the Company (the "Board") and also the Chief Executive Officer, and Mr. Hongke Xue, director of the Board, indirectly and beneficially own 80.0% and 9.4% of equity interest in the Lender, respectively. Pursuant to the Agreement, the Lender agreed to extend to the Company a one-year unsecured term loan with a principal amount of $8.0 million at an interest rate of 6% per annum. During 2013, the Company received $8.0 million from the Lender. In February 2014, both parties extended this loan for another two years under the original terms of the agreement.

The Company recorded interest expense of $116,073 and $116,452 for the three months ended March 31, 2015 and 2014, respectively.

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Concentrations

(1)	Concentration of customers

Sales to five largest customers accounted for approximately 32% and 24% of our net sales during the three months ended March 31, 2015 and 2014, respectively. There was no single customer represented over 10% of total sales for the three months ended March 31, 2015 and 2014.

(2)	Concentration of suppliers

Two suppliers accounted for 14.4% and 12.8% of our purchase for three months ended March 31, 2015, no other single supplier accounted for over 10% of our purchase. Our top one supplier accounted for 11.3% of our purchases for the three months ended March 31, 2014, no other single supplier accounted for over 10% of our purchase.

7.	Segment Reporting

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

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Three Months Ended March 31, 2015 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$25	$3,560	$4,764	$22,013	$-	-	$30,362
Inter-segment revenue	-	(1,672)	(101)	(12,018)	-	-	(13,791)
Revenue from external customers	25	1,888	4,663	9,995	-	-	16,571
Segment gross profit	$8	$686	$1,886	$4,579	$-	-	$7,159

For the Three Months Ended March 31, 2014 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$762	$1,856	$2,235	$7,488	$5	63	$12,409
Inter-segment revenue	(488)	(22)	(22)	(48)	(1)	(45)	(626)
Revenue from external customers	274	1,834	2,213	7,440	4	18	11,783
Segment gross profit	$(72)	$753	$576	$2,416	$4	(6)	$3,671

The following table reconciles reportable segment profit to the Company’s condensed consolidated income before income tax provision for the three months ended March 31, 2015 and 2014:

	2015	2014
Segment profit	$7,159,361	$3,671,235
Unallocated amounts:
Operating expenses	(4,037,136)	(2,057,619)
Other expenses	(876,756)	(747,955)
Income before tax provision	$2,245,469	$865,661

8.	Subsequent Events

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

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and from the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. For the three months ended March 31, 2015, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 40%, 60% and 0% of our revenue, respectively, compared to 37%, 67% and 0%, respectively, for the same period of 2014.

We export our products as well as sell them domestically. We sell our products either through distributors with good credit or to end users directly. We believe that our main export markets are the Asia, North America, Europe, Russia and the Middle East. We sell our other fruit related products to domestic customers.

We currently market our Hedetang brand fruit beverages in only certain regions of the PRC. We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In particular, we plan to expand our glass bottle production line to produce higher margin portable fruit juice beverages targeting consumers in more populated Chinese cities. Currently we produce six flavors of fruit beverages in 280 ml glass bottles, 418 ml glass and 500 ml glass bottles and BIB package, including apple juice, pear juice, kiwifruit juice, mulberry juice, kiwifruit cider and mulberry cider. We currently sell our fruit beverages to over 100 distributors and more than 20,000 retail stores in approximately 20 provinces. Our products are sold through distributors in stores such as RT-Mart in Shandong, Huhui and Quanjia in Sichuan, yonghui in Fujian and GMS Supermarket in Shanghai, etc.

We plan to continue to focus on creating new products with high margins to supplement our current product offering.

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverage quality. As of March 31, 2015, we are in the process of building up an internal research and development team; we will use external experts and research institutions for additional consultation when necessary. During the three months ended March 31, 2015 and 2014, our research and development expenses were $nil.

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

Capital Investment Projects

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

The Company has made partial payment to acquire land use right from the local government, purchase equipment and build facilities. The Company is in the process of building up facilities and purchasing equipment. As of date of this report, the Company has finished building office building, dormitory, refrigeration storage facility and warehouse.

Results of Operations

Comparison of Three Months ended March 31, 2015 and 2014:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended March 31, 2015 and 2014, respectively (in thousands for the revenue):

	Three month ended March 31,		Change
	2015	2014	Amount	%
Concentrated apple juice and apple aroma	$25	$274	$(249)	(91%)
Concentrated kiwifruit juice and kiwifruit puree	1,888	1,834	54	3%
Concentrated pear juice	4,663	2,213	2,450	111%
Fruit juice beverages	9,995	7,440	2,555	34%
Fresh fruits and vegetables	-	4	(4)	(100%)
Others	-	18	(18)	(100%)
Total	$16,571	$11,783	$4,788	41%

The increase in gross revenue for the three months ended March 31, 2015 and 2014 was primarily due to increased sales of all of our product lines except decreased revenue from concentrated apple juice and apple aroma, fresh fruits and vegetables and other fruit related products.

Sales from apple related products decreased for the three months ended March 31, 2015, as the Company sold approximately 22 tons of concentrated apple juice versus 211 tons of concentrated apple juice sold in the same period of 2014. Such decrease was coupled with a decrease in unit price of concentrated apple juice. During the first quarter of 2015, due to reduced market demands the selling price of apple related products also dropped, revenue generated from this segment were lower than that of the same period of previous year.

Sales from concentrated kiwifruit juice and kiwifruit puree increased during the first quarter of 2015 as compared to net sales of kiwi-related product line in the same quarter of 2014, primarily as a result of the increased selling prices, which was partially offset by the decrease in amount of products sold in first quarter of 2015 as compare to same period of 2014. During the three months ended March 31, 2015 and 2014, the Company sold approximately 1,349 and 1,513 tons of kiwi-related products, respectively.

Sales of concentrated pear juice increased in the first quarter of 2015 as we sold 3,834 and 1,519 tons of concentrated pear juice during first quarter of 2015 and 2014, representing an increase of 152%. However the increase in amount of concentrated pear juice sold was partially offset by the decrease in selling price.

Sales from our fruit juice beverages increased for the first quarter of 2015, primarily due to bigger market share gained from our continuous efforts of expanding sales channel.

The amount of sales of fresh fruits and vegetables and other products is expected to be unstable.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended March 31, 2015 and 2014, respectively (in thousands for the gross profit):

	Three months ended March 31,
	2015		2014
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$8	32%	$(72)	(26%)
Concentrated kiwifruit juice and kiwifruit puree	686	36%	753	41%
Concentrated pear juice	1,886	40%	576	26%
Fruit juice beverages	4,579	46%	2,416	32%
Fresh fruits and vegetables	-	-	4	100%
Others	-	-	(6)	(33%)
Total/Overall (for gross margin)	$7,159	43%	$3,671	31%

The consolidated gross profit for the three months ended March 31, 2015 was $7.2 million, an increase of $3.5 million, or 95%, from $3.7 million for the same period of 2014, primarily due to increase of profit margin of all of our products, except kiwi-related products.

The Company sold 91% less concentrated apple juice during first quarter of 2015 as compare to same period of 2014. The gross profit margin of concentrated apple juice for the first quarter of 2015 and 2014 were 32% and negative 26%, respectively, primarily due to lower cost of production of concentrated apple juice and apple aroma than those sold during same period of 2014.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree decreased from 41% for the three months ended March 31, 2014 to 36% for the same period of 2015, primarily due to higher cost of fresh kiwi purchased in the last squeezing season, which caused higher cost of concentrated kiwifruit juice and kiwifruit puree sold during the current period as compared to the cost of concentrated kiwifruit juice and kiwifruit puree sold in the same period of 2014.

The gross profit margin of the concentrated pear juice increased from 26% to 40% for first quarter of 2014 to 2015, primarily due to lower cost of concentrated pear juice sold during current quarter than those of same period previous year.

The gross profit margin of our fruit juice beverages increased from 32% for the three months ended March 31, 2014, to 46% for the same period of 2015. The increase of gross margin of fruit juice beverages was primarily due to higher unit selling price in the first quarter of 2015 as compared to same period of 2014.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended March 31, 2015 and 2014, respectively:

	First quarter of 2015		First quarter of 2014
	Amount	% of revenue	Amount	% of revenue
General and administrative	$2,984,482	18%	$1,193,121	10%
Selling expenses	1,052,654	6%	864,498	7%
Total operating expenses	$4,037,136	24%	$2,057,619	17%

Operating expenses increased for the three months ended March 31, 2015 compared to the corresponding period in 2014.

The increase in general and administrative expenses for the three months ended March 31, 2015 as compare with same period of 2014, was mainly due to an increase in the provision for doubtful accounts of $1,452,096 recorded in the current quarter. In April 2015, the Company recruited new employees to strengthen it sales team and replace certain sales employees. As a result, the collection of accounts receivable were slower than expected. The Company has provided an allowance covering 50% of the accounts receivable which were outstanding for 120 or more days, reflecting management’s best estimate of ultimate collectibility of such accounts receivable. The Company is strengthening its accounts receivable collection process to ensure it maximizes collection on all outstanding accounts receivables.

Selling expenses increased for the three months ended March 31, 2015, mainly due to an increase in the payroll and related expenses as a result of an increase in our headcount to the handle the increased volume of sales.

Other Income (Expense), Net

Other expenses, net were $876,756 and $747,955 and for three months ended March 31, 2015 and 2014, respectively. As we have been recognized as a High and New Technology Enterprise in Shaanxi Province for the past four years, the local government has granted us various subsidies, such as tax reimbursement for export. Subsidy income decreased from $433,597 for the three months ended March 31, 2014 to $188,761 in the same period of 2015. Subsidy income represents the value-added tax rebates provided on our exports.

Interest expense increased to $1,099,070, representing an increase of $286,649 or 35% during the current period as compared to interest expense of $812,421 for the same period of 2014. The increase of interest expense was mainly due to the interest payment related to the capital lease made by the Company to Cinda Financial Leasing Co., LTD. Meanwhile, during the three months ended March 31, 2015 and 2014, the Company incurred consulting fees related to capital lease of $nil and $442,792, respectively.

Income Tax

Our provision for income taxes decreased for the three months ended March 31, 2015 versus same period of 2014, due to less income before taxes in the first quarter of 2015. Our consolidated income tax rates were 26% for both the three months ended March 31, 2015 and 2014.

Noncontrolling Interests

As of March 31, 2015, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests increased mainly due to the increase in the net income generated from Shaanxi Qiyiwangguo.

Liquidity and Capital Resources

As of March 31, 2015, we had cash, cash equivalents and restricted cash of $45,668,094, an increase of $14,000,776, or 44%, from $31,667,318 as of December 31, 2014. We expect the projected cash flows from operation, anticipated cash receipts, cash on hand, and trade credit to provide necessary capital to meet our projected operating cash requirements at least for the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $36,659,735 as of March 31, 2015, an increase of $228,118, from working capital of $34,849,801 as of December 31, 2014. During the first quarter of 2015, our operating activities generated net cash inflow of $8,149,084, a decrease of $6,718,262 or 45% from $14,867,346, net cash inflow from operating activities of same period of 2014.

During the three months ended March 31, 2015, our investing activities used net cash of $2,129,591, including $1,984,556 of additions to property, plant and equipment as compare to $3,851,844 for the same period of 2014.

During the three months ended March 31, 2015, our financing activities generated net cash inflow of $8,080,186, as compared to net cash outflow of $1,199,800 in the same period of 2014.

On February 18, 2013, SkyPeople (China) entered into a loan agreement with SkyPeople International Holdings Group Limited (the "Lender"). The Lender indirectly holds 50.2% interest in the Company. Mr. Yongke Xue ("Y. K. Xue"), the Chairman of the board of directors and Chief Executive Officer of the Company (the "Board"), and Mr. Hongke Xue, director of the Board, indirectly and beneficially own 80.0% and 9.4% of equity interest in the Lender, respectively. Pursuant to the Agreement, the Lender agrees to extend to the Company a one-year unsecured term loan with a principal amount of $8.0 million at an interest rate of 6% per annum. During 2013, the Company received $8.0 million from the Lender. The maturity date on this loan was extended to February 17, 2016.

During the first quarter of 2014, the Company repaid $564,334 bank loans; comparably, during the same period of 2015, the Company borrowed $17,332,906 and repaid $9,213,508 bank loans. During first quarter of 2015 and 2014, the Company paid $39,212 and $2,635,665 as payment of capital lease, respectively.

Off-balance sheet arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures were completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the three months ended March 31, 2015.

Changes in Internal Controls Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SKYPEOPLE FRUIT JUICE, INC.

By:	/s/ Yongke Xue
Yongke Xue
Chief Executive Officer
(Principal Executive Officer)
May 15, 2015

By:	/s/ Xin Ma
Xin Ma
Chief Financial Officer
(Principal Financial and Accounting Officer)
May 15, 2015

