Form 10-Q
period 2015-06-30
SkyPeople Fruit Juice, Inc
filed 2015-08-14
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒   No

Class	Outstanding at August 14, 2015
Common Stock, $0.001 par value per share	26,661,499

PART	I. FINANCIAL INFORMATION

Item	1. Financial Statements

SKYPEOPLE FRUIT JUICE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$60,370,972	$25,130,302
Restricted cash	3,271,395	6,537,016
Accounts receivable, net of allowance of $34,002 and $837,200 as of June 30, 2015 and December 31, 2014, respectively	26,659,988	66,570,314
Other receivables	67,458	371,995
Inventories	4,484,889	4,118,630
Deferred tax assets	1,671,563	1,410,690
Advances to suppliers and other current assets	250,116	472,578
TOTAL CURRENT ASSETS	96,776,381	104,611,525

Property, plant and equipment, net	101,376,282	96,279,068
Land use right, net	6,125,025	6,502,420
Long term assets	3,165,075	3,162,281
Deposits	62,137,972	68,878,798
TOTAL ASSETS	$269,580,735	$279,434,092

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$10,885,535	$18,381,263
Accrued expenses	8,867,898	10,085,152
Income tax payable	238,922	1,457,258
Advances from customers	390,767	469,007
Notes payable -bank	-	8,171,270
Short-term bank loans	32,144,782	28,243,373
Obligations under capital leases	3,940,172	2,954,401
TOTAL CURRENT LIABILITIES	56,468,076	69,761,724

NON-CURRENT LIABILITIES
Long-term loan - related party	7,959,107	7,959,143
Obligations under capital leases	15,172,791	15,625,435
TOTAL NON-CURRENT LIABILITIES	23,131,898	23,584,578
TOTAL LIABILITIES	79,599,974	93,346,302

EQUITY
SkyPeople Fruit Juice, Inc, Stockholders' equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value; 66,666,666 shares authorized; 26,661,499 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	26,661	26,661
Additional paid-in capital	59,189,860	59,189,860
Retained earnings	106,422,605	102,833,747
Accumulated other comprehensive income	19,379,532	19,351,703
Total SkyPeople Fruit Juice, Inc. Stockholders' equity	185,018,658	181,401,971
Non-controlling interests	4,962,103	4,685,819
TOTAL EQUITY	189,980,761	186,087,790
TOTAL LIABILITIES AND EQUITY	$269,580,735	$279,434,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$12,165,269	$11,978,652	$28,736,308	$23,761,819
Cost of goods sold	7,054,539	7,424,302	16,466,217	15,536,234
Gross profit	5,110,730	4,554,350	12,270,091	8,225,585

Operating Expenses
General and administrative expenses	273,646	995,830	3,258,128	2,188,951
Selling expenses	1,271,227	1,384,991	2,323,881	2,249,489
Total operating expenses	1,544,873	2,380,821	5,582,009	4,438,440

Income from operations	3,565,857	2,173,529	6,688,082	3,787,145

Other income (expense)
Interest income	230,473	238,212	264,026	311,873
Subsidy income	49,426	37,374	238,187	470,971
Interest expenses	(598,090)	(1,749,783)	(1,697,160)	(2,562,204)
Consulting fee related to capital lease	-	(439,908)	-	(882,700)
Total other expenses	(318,191)	(1,914,105)	(1,194,947)	(2,662,060)

Income before income tax	3,247,666	259,424	5,493,135	1,125,085
Income tax provision	1,070,171	102,608	1,632,740	331,210
Net income	2,177,495	156,816	3,860,395	793,875

Less: Net income attributable to non-controlling interests	(88,247)	(107,948)	(271,537)	(241,335)

NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	2,089,248	48,868	3,588,858	552,540

Other comprehensive income
Foreign currency translation adjustment	1,334,006	(11,592)	575,650	(1,717,080)
Comprehensive income (loss)	3,511,501	145,224	4,436,045	(923,205)
Comprehensive income (loss) attributable to non-controlling interests	(109,877)	(156,907)	(276,284)	(135,938)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$3,401,624	$(11,683)	$4,159,761	$(1,059,143)

Earnings per share:
Basic and diluted net income per share	$0.08	$-	$0.13	$0.02

Weighted average number of shares outstanding
Basic and diluted	26,661,499	26,661,499	26,661,499	26,661,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,860,395	$793,875
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,180,201	1,572,175
Deferred income tax assets	(260,873)	(944,977)
Reverse of provision for bad debt	(803,200)	-
Changes in operating assets and liabilities
Accounts receivable	40,671,942	16,111,019
Other receivable	304,109	(352,389)
Advances to suppliers and other current assets	222,326	640,892
Inventories	(361,721)	(438,715)
Accounts payable	(7,602,038)	1,801,177
Accrued expenses	(1,258,368)	4,461,534
Income tax payable	(1,216,599)	(1,178,899)
Advances from customers	(78,459)	(113,301)
Net cash provided by operating activities	36,657,715	22,352,391

CASH FLOWS FROM INVESTING ACTIVITIES
Refund of purchase deposit	-	7,506,207
Additions to property, plant and equipment	(2,036,888)	(9,966,212)
Prepayment for other assets	296,959	(18,652)
Prepayments for deposit on equipment	(143,822)	-
Net cash used in investing activities	(1,883,751)	(2,478,657)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend paid to non-controlling interest	-	(4,414,820)
Decrease (Increased) in restricted cash	3,263,282	(12,950,836)
(Repayment) Proceeds from short-term notes	(8,158,204)	14,254,064
Proceeds from short-term bank loans	18,752,908	19,489,005
Repayment of short-term bank loans	(13,492,076)	(19,595,955)
Payment for capital lease	-	(3,152,185)
Repayment of related party loans	-	(24,970)
Net cash provided (used in) by financing activities	365,910	(6,395,697)

Effect of change in exchange rate	100,796	(643,036)

NET CHANGE IN CASH AND CASH EQUIVALENTS	35,240,670	12,835,001
Cash and cash equivalents, beginning of period	25,130,302	66,888,954
Cash and cash equivalents, end of period	$60,370,972	$79,723,955

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,697,160	$2,159,600
Cash paid for income taxes	$1,648,425	$2,455,086

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$6,928,619	$1,325,819
Equipment acquired by capital lease	$-	$21,014,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2015 and the results of operations and cash flows for the periods ended June 30, 2015 and 2014. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date.

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

Organizational Structure

Please refer to “organizational structure” section of the Company’s quarterly report on Form 10-Q for periods ended March 31, 2015.

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

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $936,414 and $437,756 for three months ended June 30, 2015 and 2014, respectively; and $1,893,067 and $794,151 for the six months ended June 30, 2015 and 2014, respectively; are reported in the Consolidated Statements of Income and Comprehensive Income (Loss) as a component of selling expenses.

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

Earnings per share

The diluted earnings per share calculation for the three and six months ended June 30, 2015 did not include the warrants to purchase up to 175,000 shares of common stock, because their effect was anti-dilutive. Such warrants expired during fiscal 2014.

3.	Inventories

Inventories by major categories are summarized as follows:

	June 30, 2015	December 31, 2014
Raw materials and packaging	$2,178,014	$1,249,599
Finished goods	2,306,875	2,869,031
Inventories	$4,484,889	$4,118,630

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Related Party Transaction

Sales to related party

The company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. ("Fullmart") for approximately $790,500 and $1,350,000 for the six months ended June 30, 2015 and 2014, respectively. The accounts receivable balances were approximately $548,900 and $1,546,000 as of June 30, 2015 and December 31, 2014, respectively. Fullmart is a company indirectly owned by our Chairman and Chief Executive Officer, Mr. Yongke Xue.

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

The Company recorded interest expense in connection with these related party loans of approximately $120,000 for three months ended June 30, 2015 and 2014, respectively; and approximately $240,000 for the six months ended June 30, 2015 and 2014, respectively.

5.	Concentrations

(1)	Concentration of customers

Sales to five largest customers accounted for approximately 29% and 19% of our net sales during the six months ended June 30, 2015 and 2014, respectively. There was no single customer represented over 10% of total sales for the six months ended June 30, 2015 and 2014, respectively.

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales to our five largest customers accounted for approximately 27% and 19% of our net sales during the three months ended June 30, 2015 and 2014, respectively. There was no single customer representing 10% of total sale for the three months ended June 30, 2015 and 2014, respectively.

(2)	Concentration of suppliers

Two suppliers accounted for 13% and 11% of our purchase for six months ended June 30, 2015, no other single supplier accounted for over 10% of our purchase. During six months ended June 30, 2014, three suppliers accounted for 18%, 15% and 10% of our purchases. There was no other single supplier representing 10% of purchase during both periods.

During the three months ended June 30, 2015, two suppliers accounted for 13% and 11% of our purchases. During the three months ended June 30, 2014, three suppliers accounted for 18%, 13% and 13% of our purchases. There was no other single supplier representing 10% of purchase during both periods.

6.	Segment Reporting

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

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Three Months Ended June 30, 2015

(Dollars in 000’s)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$63	$41	$988	$28,424	$-	1	$29,517
Inter-segment revenue	(13)	-	-	(17,339)	-	-	(17,352)
Revenue from external customers	50	41	988	11,085	-	1	12,165
Segment gross profit	$-	$11	$324	$4,797	$-	1	$5,111

For the Three Months Ended June 30, 2014

(Dollars in 000’s)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$773	$5	$246	$11,079	$-	20	$12,123
Inter-segment revenue	-	-	(56)	(88)	-	-	(144)
Revenue from external customers	773	5	190	10,991	-	20	11,979
Segment gross profit	$153	$1	$90	$4,302	$-	8	$4,554

For the Six Months Ended June 30, 2015

(Dollars in 000’s)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$88	$3,603	$5,752	$50,455	$-	1	$59,899
Inter-segment revenue	(13)	(1,674)	(101)	(29,375)	-	-	(31,163)
Revenue from external customers	75	1,929	5,651	21,080	-	1	28,736
Segment gross profit	$8	$675	$2,210	$9,376	$-	1	$12,270

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Six Months Ended June 30, 2014

(Dollars in 000’s)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$1,535	$1,861	$2,481	$18,567	$5	83	$24,532
Inter-segment revenue	(488)	(22)	(78)	(136)	(1)	(45)	(770)
Revenue from external customers	1,047	1,839	2,403	18,431	4	38	23,762
Segment gross profit	$81	$754	$666	$6,719	$4	2	$8,226

The following table reconciles reportable segment profit to the Company’s condensed consolidated income before income tax provision for the six months ended June 30, 2015 and 2014:

	2015	2014
Segment profit	$12,270,091	$8,225,585
Unallocated amounts:
Operating expenses	(5,582,008)	(4,438,440)
Other expenses	(1,194,947)	(2,662,060)
Income before tax provision	$5,493,136	$1,125,085

7.	Subsequent Events

On August 11, 2015, the People Bank of China, which is acting as the central bank of China made the Announcement on Improving Quotation of the Central Parity of RMB against US Dollar, pursuant to which, “Effective from 11 August 2015,the quotes of central parity that market makers report to the CFETS daily before market opens should refer to the closing rate of the inter-bank foreign exchange market on the previous day, in conjunction with demand and supply condition in the foreign exchange market and exchange rate movement of the major currencies.”

As a result of the announcement, the Chinese currency (“Yuan”) weakened from RMB6.2097 to USD1 to RMB6.3080 to USD1.

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

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and from the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. For the three months ended June 30, 2015, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 9%, 91% and 0% of our revenue, respectively, compared to 8%, 92% and 0%, respectively, for the same period of 2014.

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

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverage quality. As of June 30, 2015, we are in the process of building up an internal research and development team; we will use external experts and research institutions for additional consultation when necessary. During the three months ended June 30, 2015 and 2014, our research and development expenses were $nil.

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

Under the Investment Agreement, the parties agreed to invest and establish an orange comprehensive deep processing zone in Yidu.

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

As of the date of this report, the Company is in the process of building up facilities and purchasing equipment, it is expected that trial production will begin in the second half of 2015.

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

Results of Operations

Comparison of Three Months ended June 30, 2015 and 2014:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended June 30, 2015 and 2014, respectively (dollars in thousands):

	Three month ended June 30,		Change
	2015	2014	Amount	%
Concentrated apple juice and apple aroma	$50	$773	$(723)	(94%)
Concentrated kiwifruit juice and kiwifruit puree	42	5	37	740%
Concentrated pear juice	988	190	798	420%
Fruit juice beverages	11,085	10,991	94	1%
Others	-	20	(20)	(100%)
Total	$12,165	$11,979	$186	2%

The increase in gross revenue for the three months ended June 30, 2015 was primarily due to increased sales of all of our product lines except decreased revenue from concentrated apple juice and apple aroma and other fruit related products.

Sales from apple related products decreased for the three months ended June 30, 2015, as the Company sold approximately 11 tons of concentrated apple juice versus 480 tons of concentrated apple juice sold in the same period of 2014. Such decrease was partially offset by increase in unit price of concentrated apple juice. During the second quarter of 2015, due to reduced market demands revenue generated from this segment were lower than that of the same period of previous year, however the unit price of concentrated apple juice increased.

Sales from concentrated kiwifruit juice and kiwifruit puree increased during the second quarter of 2015 as compared to net sales of kiwi-related product line in the same quarter of 2014, primarily as a result of the increased unit selling prices and increase in amount of products sold in second quarter of 2015 as compare to same period of 2014. During the three months ended June 30, 2015 and 2014, the Company sold approximately 9 and 2.7 tons of kiwi-related products, respectively.

Sales of concentrated pear juice increased in the second quarter of 2015 as we sold 578 and 100 tons of concentrated pear juice during second quarter of 2015 and 2014. However the increase in amount of concentrated pear juice sold was partially offset by the decrease in unit selling price.

Sales from our fruit juice beverages increased for the second quarter of 2015, primarily due to bigger market share gained from our continuous efforts of expanding sales channel.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended June 30, 2015 and 2014, respectively (dollars in thousands):

	Three months ended June 30,
	2015		2014
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$-	-	$153	20%
Concentrated kiwifruit juice and kiwifruit puree	(10)	(27%)	1	20%
Concentrated pear juice	324	33%	90	47%
Fruit juice beverages	4,797	43%	4,302	39%
Others	-	-	8	40%
Total/Overall (for gross margin)	$5,111	42%	$4,554	38%

The consolidated gross profit for the three months ended June 30, 2015 was $5.1 million, an increase of $0.5 million, or 11%, from $4.6 million for the same period of 2014, primarily due to increase of profit margin of all of our products except kiwi-related products segment. The consolidated gross profit margin for the second quarter of 2015 and 2014 were 42% and 38%, respectively.

The Company did not generate gross profit from sales of concentrated apple juice and apple aroma during the second quarter of 2015. Comparably, during the same period of 2014, the Company generated approximately $153,000 during the same period of 2014, representing gross profit margin of 20%.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree decreased from 20% for the three months ended June 30, 2014 to gross loss margin of 27% for the same period of 2015, primarily due to higher cost of fresh kiwi purchased in the last squeezing season, which caused higher cost of concentrated kiwifruit juice and kiwifruit puree sold during the current period as compared to the cost of concentrated kiwifruit juice and kiwifruit puree sold in the same period of 2014.

The gross profit margin of the concentrated pear juice decreased from 47% to 33% for second quarter of 2014 to 2015, primarily due to higher cost of concentrated pear juice sold during current quarter than those of same period previous year.

The gross profit margin of our fruit juice beverages increased from 39% for the three months ended June 30, 2014, to 43% for the same period of 2015. The increase of gross margin of fruit juice beverages was primarily due to higher unit selling price in the second quarter of 2015 as compared to same period of 2014.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended June 30, 2015 and 2014, respectively:

	Second quarter of 2015		Second quarter of 2014
	Amount	% of revenue	Amount	% of revenue
General and administrative	$273,646	2%	$995,830	8%
Selling expenses	1,271,227	11%	1,384,991	12%
Total operating expenses	$1,544,873	13%	$2,380,821	20%

Operating expenses decreased for the three months ended June 30, 2015 compared to the corresponding period in 2014.

During the second quarter of 2015, the Company executed stronger control over accounts receivables. Since the outstanding balance of account receivables decreased as compared with that of the year end, based on management’s estimation of collectability of account receivables, the Company reduced bad debt provisions from $837,200, as of the year end to $34,002, as of the end of the second quarter. As a result, general and administrative expenses for the second quarter of 2015 was significantly lower than that of the first quarter, when the Company accrued $1,452,096 of bad debt provisions. Selling expenses decreased slightly for the three months ended June 30, 2015.

Other Income (Expense), Net

Other expense for the quarter ended June 30, 2015 and 2014 was $318,191 and $1,914,105, respectively. The reduction of other income was mainly due to reduced amount of interest expense. Interest expense decreased from $1,749,783 to $598,090, representing a decrease of $1,151,693, or 66%. The reduction of interest expense resulted from lower amount of expenses relating to financial leasing. The People’s Bank of China lowered bench mark interest rate on November 22, 2014. All financial institutions therefore adjusted their lending rates accordingly. The Company received notification of reducing interests in connection with financial leasing obligations in 2015.

The average balances on interest bearing liabilities were $58 million in the second quarter of 2015 compared to $59 million for the same quarter in 2014. The lower balances did not significantly impact the overall interest expense as the volume had very little impact on the decrease in interest expense. The primary decrease in interest expense relates to lower interest rates.

The People’s Bank of China lowered bench mark interest rate on November 22, 2014. All financial institutions therefore adjusted their lending rates accordingly. The Company received notification of reducing interests in connection with financial leasing obligations in 2015.

Interest income decreased slightly from $238,212 to $230,473, representing a decrease of $7,739 during the current period.

Income Tax

Our provision for income taxes increased for the three months ended June 30, 2015 versus same period of 2014, due to higher income before taxes in the second quarter of 2015. Our consolidated income tax rates were 26% for both the three months ended June 30, 2015 and 2014.

Noncontrolling Interests

As of June 30, 2015, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests increased mainly due to the increase in the net income generated from Shaanxi Qiyiwangguo.

Net Income Attributable to SkyPeople Fruit Juice, Inc.

Net Income Attributable to SkyPeople Fruit Juice, Inc. for the three months ended June 30, 2015 and 2014 was $2,089,248 and $48,868, respectively; representing an increase of $2,040,380, or 4175% for the reasons discussed above.

Comparison of Six Months ended June 30, 2015 and 2014:

Revenue

The following table presents our consolidated revenues for each of our main products for the six months ended June 30, 2015 and 2014, respectively (Dollars in thousands):

	Three month ended June 30,		Change
	2015	2014	Amount	%
Concentrated apple juice and apple aroma	$75	$1,047	$(972)	(93%)
Concentrated kiwifruit juice and kiwifruit puree	1,929	1,839	90	5%
Concentrated pear juice	5,651	2,403	3,248	135%
Fruit juice beverages	21,080	18,431	2,649	14%
Others	1	38	(37)	(97%)
Total	$28,736	$23,762	$4,974

The increase in gross revenue for the six months ended June 30, 2015 and 2014 was primarily due to increased sales of all of our product lines except decreased revenue from concentrated apple juice and apple aroma and other fruit related products.

Sales from apple related products decreased for the six months ended June 30, 2015. The Company sold approximately 33 tons of concentrated apple juice versus 691 tons of concentrated apple juice sold in the same period of 2014. Such decrease was coupled with a decrease in unit price of concentrated apple juice. During the first half of 2015, due to reduced market demands revenue generated from this segment were lower than that of the same period of previous year, however unit selling price of concentrated apple juice increased during the first half of 2015 as compare with that of 2014.

Sales from concentrated kiwifruit juice and kiwifruit puree increased during the first half of 2015 as compared to net sales of kiwi-related product line in the same quarter of 2014, primarily as a result of the increased selling prices, which was partially offset by the decrease in amount of products sold in second quarter of 2015 as compare to same period of 2014. During the three months ended June 30, 2015 and 2014, the Company sold approximately 1,359 and 1,567 tons of kiwi-related products, respectively.

Sales of concentrated pear juice increased in the first half of 2015 as we sold 4,412 and 1,619 tons of concentrated pear juice during first half of 2015 and 2014. However the increase in amount of concentrated pear juice sold was partially offset by the decrease in unit selling price.

Sales from our fruit juice beverages increased for the first half of 2015, primarily due to bigger market share gained from our continuous efforts of expanding sales channel.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the six months ended June 30, 2015 and 2014, respectively (Dollars in thousands):

	Six Months Ended June 30,
	2015		2014
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$8	11%	$81	8%
Concentrated kiwifruit juice and kiwifruit puree	675	35%	754	41%
Concentrated pear juice	2,210	39%	666	28%
Fruit juice beverages	9,376	44%	6,719	36%
Others	1	-	6	8%
Total/Overall (for gross margin)	$12,270	43%	$8,226	35%

The consolidated gross profit for the six months ended June 30, 2015 was $12.3 million, an increase of $4.1 million, or 50%, from $8.2 million for the same period of 2014, primarily due to increase of profit margin of all of our products. The consolidated gross profit margin for the second quarter of 2015 and 2014 were 43% and 35%, respectively.

The Company generated gross profit $8,000 from sales of concentrated apple juice and apple aroma during the first half of 2015. Comparably, during the same period of 2014, the Company generated approximately $81,000 during the same period of 2014, representing gross profit margin of 8%.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree decreased from 41% for the six months ended June 30, 2014 to 35% for the same period of 2015, primarily due to higher cost of fresh kiwi purchased in the last squeezing season, which caused higher cost of concentrated kiwifruit juice and kiwifruit puree sold during the current period as compared to the cost of concentrated kiwifruit juice and kiwifruit puree sold in the same period of 2014.

The gross profit margin of the concentrated pear juice increased from 28% to 39% for first half of 2014 to 2015, primarily due to higher cost of concentrated pear juice sold during current quarter than those of same period previous year.

The gross profit margin of our fruit juice beverages increased from 36% for the six months ended June 30, 2014, to 44% for the same period of 2015. The increase of gross margin of fruit juice beverages was primarily due to higher unit selling price in the second quarter of 2015 as compared to same period of 2014.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the six months ended June 30, 2015 and 2014, respectively:

	First half of 2015		First half of 2014
	Amount	% of revenue	Amount	% of revenue
General and administrative	$3,258,128	11%	$2,188,951	9%
Selling expenses	2,323,881	8%	2,249,489	10%
Total operating expenses	$5,582,009	19%	$4,438,440	19%

Operating expenses increased for the six months ended June 30, 2015 compared to the corresponding period in 2014.

During the second quarter of 2015, the Company executed stronger control over accounts receivables. Since the outstanding balance of account receivables decreased as compared with that of the year end, based on management’s estimation of collectability of account receivables, the Company reduced bad debt provisions from $837,200, as of the year end to $34,002, as of the end of the second quarter. As a result, general and administrative expenses for the second quarter of 2015 were significantly lower than that of the first quarter, when the Company accrued $1,452,096 of bad debt provisions.

Selling expenses increased slightly for the six months ended June 30, 2015.

Other Income (Expense), Net

Other expense for the first half of 2015 and 2014 were $1,194,947 and $2,662,060, respectively. The reduction of other income was mainly due to reduced amount of interest expenses. Interest expense decreased from $2,562,204 to $1,697,160, representing a decrease of $865,044, or 34%. The reduction of interest expense resulted from lower amount of expenses relating to financial leasing. The People’s Bank of China lowered bench mark interest rate on November 22, 2014. All financial institutions therefore adjusted their lending rates accordingly. The Company received notification of reducing interests in connection with financial leasing obligations in 2015.

The average balances on interest bearing liabilities were $61 million and $59 million in the first half of 2015 and 2014, respectively. The lower balances did not significantly impact the overall interest expense as the volume had very little impact on the decrease in interest expense. The primary decrease in interest expense relates to lower interest rates.

The People’s Bank of China lowered bench mark interest rate on November 22, 2014. All financial institutions therefore adjusted their lending rates accordingly. The Company received notification of reducing interests in connection with financial leasing obligations in 2015.

Interest income decreased slightly from $311,873 to $264,026, representing a decrease of $47,847 during the current period.

Income Tax

Our provision for income taxes increased for the six months ended June 30, 2015 versus same period of 2014, due to higher income before taxes in the second quarter of 2015. Our consolidated income tax rates were 26% for both the three months ended June 30, 2015 and 2014.

Noncontrolling Interests

As of June 30, 2015, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests increased mainly due to the increase in the net income generated from Shaanxi Qiyiwangguo.

Net Income Attributable to SkyPeople Fruit Juice, Inc.

Net Income Attributable to SkyPeople Fruit Juice, Inc. for the six months ended June 30, 2015 and 2014 were $3,588,858 and $552,540, respectively; representing an increase of $3,036,318, or 550% for the reasons discussed above.

Liquidity and Capital Resources

As of June 30, 2015, we had cash, cash equivalents and restricted cash of $63,642,367, an increase of $31,975,049 from $31,667,318 as of December 31, 2014. We expect the projected cash flows from operation, anticipated cash receipts, cash on hand, and trade credit to provide necessary capital to meet our projected operating cash requirements at least for the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $40,054,228 as of June 30, 2015, an increase of $5,204,427 from working capital of $34,849,801 as of December 31, 2014. During the first half of 2015, our operating activities generated net cash inflow of $36,686,532, an increase of $14,334,141 or 64% from $22,352,391, net cash inflow from operating activities of same period of 2014.

During the six months ended June 30, 2015 and 2014, our investing activities used net cash of $1,883,751 and 2,478,657, respectively. During first half of 2015 and 2014, net cash used in investing activities included $2,036,888 and $9,966,212 of additions to property, plant and equipment.

During the six months ended June 30, 2015 and 2014, our financing activities used net cash inflow of $365,910; during the same period of 2014, financing activities incurred net cash outflow of $6,395,697.

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

Off-balance sheet arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures were completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the three months ended June 30, 2015.

Changes in Internal Controls Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
August 14, 2015

By:	/s/ Xin Ma
Xin Ma Chief Financial Officer
(Principal Financial and Accounting Officer)
August 14, 2015

