Form 10-Q
period 2015-09-30
SkyPeople Fruit Juice, Inc
filed 2015-11-16
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Class	Outstanding at November 13, 2015
Common Stock, $0.001 par value per share	26,661,499

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

SKYPEOPLE FRUIT JUICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$60,082,653	$25,130,302
Restricted cash	3,144,011	6,537,016
Accounts receivable, net of allowance of $32,678 and $837,200 as of September 30, 2015 and December 31, 2014, respectively	17,381,778	66,570,314
Other receivables	73,052	371,995
Inventories	4,458,356	4,118,630
Deferred tax assets	1,823,418	1,410,690
Advances to suppliers and other current assets	7,462,187	472,578
TOTAL CURRENT ASSETS	94,425,455	104,611,525

Property, plant and equipment, net	98,462,921	96,279,068
Land use right, net	6,142,756	6,502,420
Long term assets	3,041,831	3,162,281
Deposits	59,718,407	68,878,798
TOTAL ASSETS	$261,791,370	$279,434,092

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$8,511,610	$18,381,263
Accrued expenses	10,070,942	10,085,152
Income tax payable	29,488	1,457,258
Advances from customers	499,626	469,007
Notes payable -bank	-	8,171,270
Short-term loan - related party	-	-
Short-term bank loans	35,524,185	28,243,373
Obligations under capital leases	4,988,418	2,954,401
TOTAL CURRENT LIABILITIES	59,624,269	69,761,724

NON-CURRENT LIABILITIES
Long-term loan - related party	7,960,699	7,959,143
Obligations under capital leases	12,224,412	15,625,435
Long-term payable	-
TOTAL NON-CURRENT LIABILITIES	20,185,111	23,584,578
TOTAL LIABILITIES	79,809,380	93,346,302

EQUITY

SkyPeople Fruit Juice, Inc, Stockholders' equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding as of September 30, 2015 and December 31, 2014, respectively;	-	-
Common stock, $0.001 par value; 66,666,666 shares authorized; 26,661,499 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively;	26,661	26,661
Additional paid-in capital	59,189,860	59,189,860
Retained earnings	105,996,887	102,833,747
Accumulated other comprehensive income	11,934,954	19,351,703
Total SkyPeople Fruit Juice, Inc. stockholders' equity	177,148,362	181,401,971
Non-controlling interests	4,833,628	4,685,819
TOTAL EQUITY	181,981,990	186,087,790
TOTAL LIABILITIES AND EQUITY	$261,791,370	$279,434,092

The accompanying notes are an integral part of these condensed consolidated financial statements

SKYPEOPLE FRUIT JUICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$10,548,336	$34,827,203	$39,284,644	$58,589,022
Cost of goods sold	6,643,381	24,676,265	23,109,598	40,212,499
Gross profit	3,904,955	10,150,938	16,175,046	18,376,523

Operating Expenses
General and administrative expenses	1,462,677	1,317,546	4,720,805	3,506,497
Selling expenses	984,512	1,628,415	3,308,393	3,877,904
Total operating expenses	2,447,189	2,945,961	8,029,198	7,384,401

Income from operations	1,457,766	7,204,977	8,145,848	10,992,122

Other income (expense)
Interest income	47,377	75,809	311,403	387,682
Subsidy income	-	91,362	238,187	562,333
Interest expenses	(1,714,906)	(811,317)	(3,412,066)	(3,373,521)
Consulting fee related to capital lease	(339)	(20,952)	(339)	(903,652)
Total other expenses	(1,667,868)	(665,098)	(2,862,815)	(3,327,158)

Income (loss) before income tax	(210,102)	6,539,879	5,283,033	7,664,964
Income tax provision	159,661	1,822,995	1,792,401	2,154,205
Net income (loss)	(369,763)	4,716,884	3,490,632	5,510,759

Less: Net income attributable to non-controlling interests	(55,955)	(153,475)	(327,492)	(394,810)

NET INCOME (LOSS) ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	(425,718)	$4,563,409	3,163,140	5,115,949

Other comprehensive income (loss)
Foreign currency translation adjustment	(8,172,082)	8,747	(7,596,432)	(1,708,333)
Comprehensive income (loss)	(8,541,845)	4,725,631	(4,105,800)	3,802,426
Comprehensive (income) expense attributable to non-controlling interests	128,475	(104,259)	(147,809)	(240,197)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$(8,413,370)	$4,621,372	$(4,253,609)	$3,562,229

Earnings (loss) per share:
Basic and diluted earnings (loss) per share	$(0.02)	$0.17	$0.12	$0.19

Weighted average number of shares outstanding
Basic and diluted	26,661,499	26,661,499	26,661,499	26,661,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,490,632	$5,510,759
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,701,533	3,031,314
Deferred income tax assets	(412,728)	(410,086)
Bad debt provision	(804,524)
Changes in operating assets and liabilities
Accounts receivable	48,865,852	(12,813,534)
Other receivable	293,422	(627,449)
Advances to suppliers and other current assets	(7,220,094)	668,853
Inventories	(511,685)	730,838
Accounts payable	(7,876,850)	12,080,673
Accrued expenses	(951,496)	5,305,632
Income tax payable	(1,413,939)	(608,156)
Advances from customers	49,956	60,930
Net cash provided by operating activities	38,210,079	12,929,774

CASH FLOWS FROM INVESTING ACTIVITIES

Refund of purchase deposit	-	7,498,389
Additions to property, plant and equipment	(4,622,320)	(16,430,606)
Prepayment for other assets	-	(28,184,348)
Prepayments for deposit on equipment	(142,774)
Net cash used in investing activities	(4,765,094)	(37,116,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend paid to non-controlling interest	-	(4,410,222)
Decrease (Increased) in restricted cash	3,239,496	(11,635,476)
(Repayment) Proceeds from short-term notes	(8,098,740)	12,123,678
Proceeds from short-term bank loans	(15,028,524)	20,302,162
Repayment of short-term bank loans	23,831,727	(20,673,500)
Payment for security deposit of capital lease		(3,148,902)
Payment for capital lease	(344)	(797,443)
Repayment of related party loans	(374,913)	(24,970)
Net cash (used in) provided by financing activities	3,568,702	(8,264,673)

Effect of change in exchange rate	(2,061,336)	(558,140)

NET DECREASE IN CASH AND CASH EQUIVALENTS	34,952,351	(33,009,604)
Cash and cash equivalents, beginning of period	25,130,302	66,888,954
Cash and cash equivalents, end of period	$60,082,653	$33,879,350

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,412,066	$2,553,422
Cash paid for income taxes	$1,636,409	$3,172,447

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$6,878,117	$1,324,438
Equipment acquired by capital lease	$-	$20,992,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2015 and the results of operations and cash flows for the periods ended September 30, 2015 and 2014. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date.

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

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $759,663 and $765,911 for three months ended September 30, 2015 and 2014, respectively; and $2,652,868 and $1,560,062 for the nine months ended September 30, 2015 and 2014, respectively; are reported in the Consolidated Statements of Comprehensive Income as a component of selling expenses.

Leases

In January 2014, the Company entered into various five-year equipment leasing agreements with Cinda Financial Leasing Co., Ltd. (“Cinda”). The total cost of equipment under this lease agreement is RMB129 million (approximately $21 million). The total estimated lease payments will be approximately RMB 8 million per quarter (approximately $1.3 million). The Company has the right to purchase all the equipment for $161 at the end of the lease. The Company has classified the leases as capital leases in accordance with ASC 840 “Leases”. The Company also agreed to pay consulting fees of $831,100 (RMB 5,160,000) to Cinda for two years of consulting services and services fees of $414,492 (RMB 2,580,000) to Cinda, both of which were fully expensed in 2014.

Earnings per share

The diluted earnings per share calculation for the three and nine months ended September 30, 2015 did not include the warrants to purchase up to 175,000 shares of common stock, because their effect was anti-dilutive. Such warrants expired during fiscal 2014.

3.	Inventories

Inventories by major categories are summarized as follows:

	September 30, 2015	December 31, 2014
Raw materials and packaging	$2,156,350	$1,249,599
Finished goods	2,302,006	2,869,031
Inventories	$4,458,356	$4,118,630

4.	Related Party Transactions

The Company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. ("Fullmart") for approximately $1,006,000 and $2,020,900 for the nine months ended September 30, 2015 and 2014, respectively. The accounts receivable balances were approximately $183,000 and $1,546,000 as of September 30, 2015 and December 31, 2014, respectively. Fullmart is a company indirectly owned by our Chairman and Chief Executive Officer, Mr. Yongke Xue. Transactions between the Company and its related party use the same pricing model as used for other external customers.

Long-term loan – related party

On February 18, 2013, SkyPeople Juice Group Co., Ltd. ("SkyPeople (China)") (a 99.78% indirectly owned subsidiary of the Company) entered into a loan agreement ("Loan Agreement") with SkyPeople International Holdings Group Limited, a Cayman Islands Company (the "SP International"). SP International indirectly holds a 50.2% equity interest in the Company. Mr. Yongke Xue ("Y. K. Xue"), the Chairman of the board of directors of the Company (the "Board") and also the Chief Executive Officer of the Company, and Mr. Hongke Xue, a member of the Board, indirectly and beneficially own 80.0% and 9.4% of equity interest in SP International, respectively. Pursuant to the Loan Agreement, SP International agreed to extend to the Company a one-year unsecured term loan with a principal amount of $8.0 million at an interest rate of 6% per annum (the "Loan"). During 2013, the Company received $8.0 million from SP International under the Loan. In February 2014, both parties extended the Loan for another two years under the original terms of the Loan Agreement.

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As reported by the Company on Form 8-K filed on October 16, 2015, Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with SP International.

Pursuant to the Share Purchase Agreement, the Company will issue and sell to SP International, and SP International will purchase from the Company 5,321,600 shares of common stock (the "Shares") of the Company (the "Transaction"). The purchase price for the Shares is $1.50 per share (the "Purchase Price"), and if the closing price for the common stock of the Company quoted on the NASDAQ Global Market is higher than $1.50 per share on the third business day after the public release of the Company's quarterly results for the quarter ended September 30, 2015, counting the day of the release as the first business day, the Purchase Price shall be adjusted to such closing price per share (the "Adjusted Price"), and SP International shall pay an additional amount for the Shares according to the Adjusted Price, and if the closing price for the common stock of the Company quoted on the NASDAQ Global Market is lower than $1.50 per share on the third business day after the public release of the Company's quarterly results for the quarter ended September 30, 2015, counting the day of the release as the first business day, no adjustment for the Purchase Price shall be made.

The total purchase price of the Shares is $7,982,400 and will be paid by cancellation of the Loan as and disclosed in the Form 8-K filed with SEC on February 19, 2013 and renewed on February 18, 2014. The shareholder who owns the remaining 0.22% of SkyPeople (China)has paid $17,600 in cash to SP International as a part of repayment of the Loan. The unpaid interest on the Loan will remain an outstanding obligation of SkyPeople (China). The Shares have not been issued to SP International.

For more information, please refer to Note 8 Subsequent Events.

5.	Commitments and Contingencies

From time to time we may be a party to various litigation proceedings arising in the ordinary course of business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

6.	Concentrations

Concentration of customers

Sales to our five largest customers accounted for approximately 24% and 38% of our net sales during the three months ended September 30, 2015 and 2014, respectively. The two largest customers accounted for 7% and 6% of net sales during the third quarter of 2015. The two largest customers accounted for 13% and 10.3% of net sales during the third quarter of 2014.

Concentration of suppliers

During the three months ended September 30, 2015, two supplier accounted for 14% and 11% of our purchases. During the three months ended September 30, 2014, one supplier accounted for 59% of our purchases. There was no other single supplier representing 10% of purchase during both periods.

7.	Segment Reporting

The Company operates in six segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages, fresh fruits and vegetables, and others. Our concentrated apple juice and apple aroma is primarily produced by the Company’s Huludao Wonder factory; concentrated pear juice is primarily produced by the Company’s Jiangyang factory. Both Shaanxi Province, where the factory of Jianyang factory is located, and Liaoning Province, where the factory of Huludao Wonder is located, are rich in fresh apple and pear supplies. Jinagyang factory also produces concentrated apple juice and Huludao Wonder factory also produces concentrated pear juice when necessary. The Company uses the same production line to manufacture concentrated apple juice and concentrated pear juice. Concentrated kiwifruit juice and kiwifruit puree is primarily produced by the Company’s Qiyiwangguo factory, and fruit juice beverages are primarily produced by the Company’s Qiyiwangguo factory. The Company’s other products include fructose, concentrated turnjujube juice, and other by products, such as kiwifruit seeds

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentrated fruit juice is used as a basic ingredient for manufacturing juice drinks and as an additive to fruit wine and fruit jam, cosmetics and medicines. The Company sells its concentrated fruit juice to domestic customers and is exported directly or via distributors. The Company believes that its main export markets are North America, Europe, Russia, South Korea and the Middle East. The Company sells its Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. The Company sells its fresh fruit and vegetables to supermarkets and wholesalers in the PRC.

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

(Amount in thousands)
For the Three Months Ended September 30, 2015	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Other	Total
Reportable segment revenue	$12	$4	$2,519	$25,238	$-	$-	$27,773
Inter-segment revenue	(12)	-	-	(17,213)	-	-	(17,225)
Revenue from external customers	-	4	2,519	8,025	-	-	10,548
Segment gross profit	$-	$1	$851	$3,055	$-	$-	$3,905

(Amount in thousands)
For the Three Months Ended September 30, 2014	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Other	Total
Reportable segment revenue	$5,673	$357	$10,506	$37,322	$3,862	$15	$57,735
Inter-segment revenue	(56)	-	-	(22,847)	-	(5)	(22,908)
Revenue from external customers	5,617	357	10,506	14,475	3,862	10	34,827
Segment gross profit	$103	$(23)	$2,605	$6,346	$1,121	$(1)	$10,151

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amount in thousands)

For the Nine Months Ended September 30, 2015	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Other	Total
Reportable segment revenue	$87	$3,595	$8,270	$58,266	$-	$1	$70,219
Inter-segment revenue	(12)	(1,662)	(100)	(29,161)	-	-	(30,935)
Revenue from external customers	75	1,933	8,170	29,105	-	1	39,284
Segment gross profit	$8	$674	$3,061	$12,431	$-	$1	$16,175

(Amount in thousands)

For the Nine Months Ended September 30, 2014	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Other	Total
Reportable segment revenue	$7,208	$2,218	$12,987	$55,889	$3,867	$98	$82,267
Inter-segment revenue	(544)	(22)	(78)	(22,983)	(1)	(50)	(23,678)
Revenue from external customers	6,664	2,196	12,909	32,906	3,866	48	58,589
Segment gross profit	$184	$731	$3,271	$13,065	$1,125	$1	$18,377

The following table reconciles reportable segment profit to the Company’s condensed consolidated income before income tax provision for the three months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
Segment profit	$16,175,046	$18,376,523
Unallocated amounts:
Operating expenses	(8,029,198)	(7,384,401)
Other (income)/expenses	(2,862,815)	(3,327,158)
Income before tax provision	$5,283,033	$7,664,964
8.	Subsequent Events

See discussion of Share Purchase Agreement set forth under Note 4 above, under the heading "Long-term loan-related party". Also, for more information, please refer to Current Report on Form 8-K filed by the Company with the SEC on October 16, 2015.

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

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and from the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. For the three months ended September 30, 2015, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 24%, 76% and 0% of our revenue, respectively, compared to 37%, 56% and 7%, respectively, for the same period of 2014.

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

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverage quality. As of September 30, 2015, we are in the process of building up an internal research and development team; we will use external experts and research institutions for additional consultation when necessary. During the three months ended September 30, 2015 and 2014, our external research and development expenses were $nil.

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

Shaanxi and Liaoning Provinces, where our manufacturing facilities are located, are large fruit producing provinces. We own and operate four manufacturing facilities in the PRC, all of which are strategically located near fruit growing centers so that we can better preserve the freshness of the fruits and lower our transportation costs. To take advantage of economies of scale and to enhance our production efficiency, generally, each of our manufacturing facilities has a focus on products made from one particular fruit according to the proximity of such manufacturing to the sources of supply for that fruit. Our kiwifruit processing facilities are located in Zhouzhi County of Shaanxi Province, which has the largest planting area of apples and kiwifruit in the PRC. Our pear processing facilities are located in Shaanxi Province, which is the main pear-producing province in the PRC. Our apple processing facilities are located in Liaoning Province, a region that abounds with high acidity apples. As we use the same production line for concentrated apple juice and concentrated pear juice and both Shaanxi Province and Liaoning Province are rich in fresh apple and pear production, our Liaoning facilities also produced concentrated pear juice and our Shaanxi Province facilities also produced concentrated apple juice based on customer need. We believe that these regions provide adequate supply of raw materials for our production needs in the foreseeable future.

Capital Wonder Projects

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

The total amount of RMB 300 million (approximately $48 million) will mainly be used to establish the distribution center and the deep processing zone on the project land of approximately 280 mu. SkyPeople (China) and Yidu Municipal People’s Government agreed to discuss the investment amount and location for establishing the R&D center and the orange plantation in the future.

Yidu Municipal People’s Government is in the process of demolishing buildings on the project land. The Company is actively working with various bodies of local government making preparations for the start of the project.

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

Under the Agreement, the parties agreed to invest and establish a kiwi fruit comprehensive deep processing zone and kiwi fruit and fruit-related materials trading zone in Yangjia Village, Changxing Town of Mei County with total planned area of 286 mu (approximately 47 acres) (the “Project”).

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

As of the date of this report, the Company is still working with the Committee with respect to completion of the waste water treatment center of the Development Zone, and we expect the trial production of the Project will begin at the end of 2015 or 2016, depending on the completion of the waste water treatment center of the Development Zone.

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

The Company has made partial payment to acquire land use right from the local government, purchase equipment and build facilities. The Company is in the process of building up facilities and purchasing equipment. As of date of this report, the Company has finished construction of an office building, dormitory, refrigeration storage facility and warehouse.

Results of Operations

Comparison of Three Months ended September 30, 2015 and 2014:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended September 30, 2015 and 2014 respectively (in thousands):

	Three month ended September 30,		Change
	2015	2014	Amount	%
Concentrated apple juice and apple aroma	$-	$5,617	$(5,617)	(100%)
Concentrated kiwifruit juice and kiwifruit puree	4	357	(353)	(100%)
Concentrated pear juice	2,519	10,506	(7,987)	(76%)
Fruit juice beverages	8,025	14,476	(6,451)	(45%)
Fresh fruits and vegetables	-	3,862	(3,862)	(100%)
Other	-	10	(10)	(100%)
Total	$10,548	$34,828	$(24,280)	(70%)

Our gross revenue for the three months ended September 30, 2015 and 2014 was $10.5 million and $34.8 million, respectively. This decrease was primarily due to decrease in sales in all of our products lines. During the third quarter of 2015, due to unexpected change of temperature and excessive rain, among other unfavorable weather conditions caused raw material supplies lower than usual. The reduction of raw material supplies has led to decreased amount of revenue.

Sales from apple related products were $nil and $5.6 million during the third quarter of 2015 and 2014, respectively. During the three months ended September 30, 2015, the Company did not sell apple-related products due to relatively low gross profit margin of apple-related products. Historically, apple-related products had lowest gross profit margin among all of our product lines.

Sales from concentrated kiwifruit juice and kiwifruit puree were $0.004 million and $0.36 million for the third quarter of 2015 and 2014, representing a decrease of $0.35 million. During the three months ended September 30, 2015, the Company sold very limited amount of kiwi-related products mainly due to unexpectedly low amount of raw material supplies.

Sales of concentrated pear juice decreased to $2.5 million in the third quarter of 2015, a decrease of $8.0 million, or 76%, from $10.5 million in the same quarter of 2014. During the third quarter of 2015 and 2014, the Company sold 2,649 and 7,644 tons of concentrated pear juice, respectively. The decrease of revenue generated from concentrated pear juice was mainly due to decreased amount of concentrated pear juice sold. During the third quarter of 2015, unexpected weather conditions caused lower amount of raw material supplies. As a result, the squeezing season started later than usual.

Revenue from our fruit juice beverages during the third quarter of 2015 decreased to $8.0 million, a decrease of $6.5 million or 45%, from $14.5 million for the same period of 2014. The decline in revenues during the three months ended September 30, 2015, occurred as consumers increased their (fruit juice beverage) purchases through on-line home-delivery from our competitors and decreased in-store retail purchases of our products.

Revenue from our fresh fruits and vegetables in the PRC were $nil and $3.9 million for the third quarter of 2015 and 2014, respectively. During the current period, due to lower than expected raw material supplies, the Company did not sell fresh fruits and vegetables.

Revenue from other products were $nil and $0.01 million for the third quarter of 2015 and 2014, respectively. The amount of sales of other products is expected to be unstable and is generally not indicative of our future sales of other products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended September 30, 2015 and 2014, respectively (in thousands for the gross profit):

	Three months ended September 30,
	2015		2014
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$-	-%	$103	2%
Concentrated kiwifruit juice and kiwifruit puree	(1)	(25%)	(23)	(6%)
Concentrated pear juice	851	34%	2,605	25%
Fruit juice beverages	3,055	38%	6,346	44%
Fresh fruits and vegetables	-	-%	1,121	29%
Other	-	-%	(1)	(10%)
Total/Overall (for gross margin)	$3,905	37%	$10,151	29%

The consolidated gross profit for the three months ended September 30, 2015 and 2014 was $3.9 million and $10.2 million, respectively; representing a decrease of $6.3 million, or 62%, primarily due to decreased amount of gross profit for all of our product lines.

The consolidated gross profit margin for the three months ended September 30, 2015 and 2014 was 37% and 29%, an increase of 8%, primarily due to a larger proportion of sales generated from pear-related products and fruit juice beverages.

During three months ended September 30, 2015, the Company did not sell apple-related products. The gross profit margin of concentrated apple juice and apple aroma was 2% for the three months ended September 30, 2014.

The gross loss margin of the concentrated kiwifruit juice and kiwifruit puree were 25% and 6%, respectively for the three months ended September 30, 2015 and 2014. The decrease in gross profit margin of kiwi-related products was primarily due to lower selling prices during the three months ended September 30, 2015.

The gross margin of the concentrated pear juice increased from 25% to 34% for the third quarter of 2015 to 2014, primarily due to increased selling price in the third quarter of 2015 as compared to same quarter of 2014.

The gross profit margin of our fruit juice beverages decreased from 44% for the three months ended September 30, 2014, to 38% for the same period of 2015. The decline in gross margin was a result of increased competition from on-line home-delivery competitors who are able to sell fruit juice beverages at lower selling price than traditional distribution channels.

Gross margin for the fruits and vegetables was 29% for the third quarter of 2014; during current period, the Company did not sell any fresh fruits and vegetables due to lower than expected raw material supplies.

The gross loss margin for other products was 10% for the three months ended September 30, 2014. During the three months ended September 30, 2015, the Company did not sell other products. Given the relatively low production volume and sales of other products, the gross profit margin is expected to change from time to time.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended September 30, 2015 and 2014, respectively:

	Three months ended September 30,
	2015		2014
	Amount	% of revenue	Amount	% of revenue
General and administrative	$1,462,677	14%	$1,317,546	4%
Selling expenses	984,512	9%	1,628,415	5%
Research and development	-	-	-	-
Total operating expenses	$2,447,189	23%	$2,945,961	9%

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses decreased $498,772 or 17% for the three months ended September 30, 2015 compare to the corresponding period in 2014.

General and administrative expenses increased by $145,131, or 11%, to $1,462,677 for the three months ended September 30, 2015, from $1,317,546 for the same period of 2014. The increase in general and administrative expenses was mainly due to increased amount of general and administrative fees related higher salary expenses resulted from an increase in the headcount of our management staff.

Selling expenses decreased by $643,903, or 40%, to $984,512 for the three months ended September 30, 2015 from $1,628,415 for the same period of 2014, mainly due to reduced amount of sales generated during the current period.

The Company did not incur research and development expenses for the three months ended September 30, 2015 and 2014. The Company does not have any research and development agreements with research institutions but concentrates on building up an internal research and development team of itself.

Income from Operations

Income from operations for the third quarter of 2015 and 2014 were $1,457,766 and $7,204,977, respectively; representing a decrease of $5,747,211, or 80%. The decrease in the income from operations was mainly due to decrease in both revenue and gross profit, which was partially offset by reduction in operating expenses.

Other Expense

Other expense was $1,667,868 and $665,098, for the third quarter of 2015 and 2014, respectively; representing an increase of $1,002,770 or 151%, primarily due to increased amount of $903,589 interest expense for the current period as compare to same period of last year, mainly due to interest incurred by our capital lease. Subsidy income for third quarter of 2015 and 2014 were $nil and $91,362, respectively.

Income Tax

Our provision for income taxes was $159,661 and $1,822,995 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $1,663,334, or 91%. The decrease in tax provision was due to decreased amount of income before taxes in the third quarter of 2015. Our consolidated income tax rates were 28% for the three months ended September 30, 2015 and 2014, respectively.

Noncontrolling Interests

As of September 30, 2015, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific Industry Holding Group Co., Ltd.("Pacific") held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests increased mainly due to the increase in the net income generated from Shaanxi Qiyiwangguo.

Net Income (Loss) Attributable to SkyPeople Fruit Juice, Inc.

Net income attributable to the Company was $4,563,409 for the three months ended September 30, 2014; in contrast, during the same period of 2015, net loss attributable to the Company was $425,718 for the reasons described above.

Foreign Currency Translation Adjustment

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

As a result of the announcement, the Chinese currency (“Yuan”) weakened from RMB6.1136 to USD1 on June 30, 2015 to RMB6.3613 to USD1 on September 30, 2015. The depreciation of RMB against USD has caused $8,172,082 of foreign currency adjustment during the three months ended September 30, 2015.

Comparison of nine months ended September 30, 2015 and 2014:

Revenue

The following table presents our consolidated revenues for each of our main products for the nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Nine months ended September 30,		Change
	2015	2014	Amount	%
Concentrated apple juice and apple aroma	$75	$6,664	$(6,589)	(99%)
Concentrated kiwifruit juice and kiwifruit puree	1,933	2,196	(263)	(12%)
Concentrated pear juice	8,170	12,909	(4,739)	(37%)
Fruit juice beverages	29,105	32,906	(3,801)	(12%)
Fresh fruits and vegetables	-	3,866	(3,866)	(100%)
Other	1	48	(47)	(98%)
Total	$39,284	$58,589	$(19,305)	(33%)

Our gross revenue for the nine months ended September 30, 2015 and 2014 was $39.3 million and $58.6 million, respectively, representing a decrease of $19.3 million, or 33%. This decrease was primarily due to decrease in sales all of our products segments. Historically, squeezing season of the Company starts at the third quarter of the year. However, due to unexpected change of temperature and excessive rain, among other unfavorable weather conditions caused raw materials supplies lower than usual. As a result, the reduction in raw material supplies led to decrease revenue of the nine months ended September 30, 2015 was lower than the revenue generated during the same period of 2014.

Sales from apple related products decreased by $6.6 million, or 99%, to $0.08 million for the nine months ended September 30, 2015, from $6.7 million for the same period of 2014.

Sales from concentrated kiwifruit juice and kiwifruit puree were $1.9 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively; representing a decrease of $0.3 million, or 12%.

Sales of concentrated pear juice decreased from $12.9 million in the nine months ended September 30, 2014 to $8.2 million during the same period of 2015, representing a decrease of $4.7 million, or 37%. The reason for the decrease was mainly due to reduced amount of concentrated pear juice sold.

Revenue from our fruit juice beverages in the PRC decreased to $29.1 million for the nine months ended September 30, 2015 from $32.9 million, revenue generated from the same period of 2014; a decrease of $3.8 million or 12%. The decline in revenues during the nine months ended September 30, 2015, occurred as consumers increased their (fruit juice beverage) purchases through on-line home-delivery from our competitors and decreased in-store retail purchases of our products.

Revenue from our fresh fruits and vegetables in the PRC were $3.9 million and $nil for the nine months ended September 30, 2014 and 2015, respectively. Due to limited raw materials supplies, the Company did not sell any fresh fruits and vegetables during the nine months need September 30, 2015.

Revenue from other products were $0.001 million and $0.048 million for the nine months ended September 30, 2015 and 2014. The amount of sales of other products is expected to be unstable and is generally not indicative of our future sales of other products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the nine months ended September 30, 2015 and 2014, respectively (in thousands for the gross profit):

	Nine months ended September 30,
	2015		2014
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$8	11%	$184	3%
Concentrated kiwifruit juice and kiwifruit puree	674	35%	731	33%
Concentrated pear juice	3,061	37%	3,271	25%
Fruit juice beverages	12,431	43%	13,065	40%
Fresh fruits and vegetables	-	-%	1,125	29%
Other	1	100%	1	2%
Total/Overall (for gross margin)	$16,175	41%	$18,377	31%

The consolidated gross profit for the nine months ended September 30, 2015 and 2014 was $16.2 million and $18.4 million, a decrease of $2.2 million, primarily due to decreased amount of gross profit generated from all of product lines.

The consolidated gross profit margin for the nine months ended September 30, 2015 and 2014 was 41% and 31%, respectively, primarily due to decreased amount of cost of sales incurred.

The gross profit margin of concentrated apple juice and apple aroma was 11% and 3% for the nine months ended September 30, 2015 and 2014, respectively; primarily due to higher selling price of concentrated apple juice during the nine months ended September 30, 2015.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree increased from 33% for the nine months ended September 30, 2014 to 35% for the same period of 2015, primarily due to lower cost of fresh kiwi purchased in nine months ended September 30, 2015 as compared to the same period of 2014.

The gross profit margin of the concentrated pear juice increased from 25% to 37% for nine months ended September 30, 2014 to 2015, primarily due to lower selling price.

The gross profit margin of our fruit juice beverages slightly increased from 40% for the nine months ended September 30, 2014, to 43% for the same period of 2015.  The increase of gross margin of fruit juice beverages was primarily due to higher unit selling price in the nine months ended September 30, 2015 as compared to same period of 2014.

Gross profit margin for the fruits and vegetables was 29% for nine months ended September 30, 2014. During the current year, the Company did not sell any fresh fruits and vegetables.

Given the relatively low production volume and sales of other products, the gross profit margin is expected to change from time to time.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the nine months ended September 30, 2015 and 2014, respectively:

	Nine months ended September 30,
	2015		2014
	Amount	% of revenue	Amount	% of revenue
General and administrative	$4,720,805	12%	3,506,497	6%
Selling expenses	3,308,393	8%	3,877,904	7%
Research and development		-	-	-
Total operating expenses	$8,029,198	20%	7,384,401	13%

Our operating expenses consist of general and administrative expenses, selling expenses and research and development expenses. Operating expenses increased $644,797, or 9%, for the nine months ended September 30, 2015 compare to the corresponding period in 2014.

General and administrative expenses increased from $3,506,497 to $4,720,805 representing a $1,214,308 or 35% increase for the nine months ended September 30, 2015 and 2014, respectively. The increase in general and administrative expenses was mainly due to higher salary expenses resulting from an increase in the headcount of our management staff.

Selling expenses decreased from $3,877,904 for nine months ended September 30, 2014 to $3,308,393 for same period of 2015, representing $569,511 or 15% decrease. The decrease in selling expenses mainly due to reduced amount of sales generated.

During the nine months ended September 30, 2015 and 2014, the Company did not have any research and development agreements with research institutions but concentrates on building up an internal research and development team of itself and comparably, did not incur any research and development expenses.

Income from Operations

Income from operations decreased to $8,145,848 from $10,992,122, representing a decrease of $2,846,274, or 26%, for the nine months ended September 30, 2015 and 2014. The decrease in the income from operations was mainly due to decrease in revenue and gross profit, which was partially offset by decreased amount of operating expenses.

Other Expense

Other expense, net of other income was $2,862,815 for the nine months ended September 30, 2015. In contrast, during the same period of 2014, other expense, net of other income was $3,327,158, primarily due to decrease of consulting fees related to our capital lease with Cinda described in Note 2 in Notes to Consolidated Financial Statements above.

Income Tax

Our provision for income taxes was $1,792,401 and $2,154,205 for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $361,804, or 17%. The decrease in tax provision was due to decreased amount of income before taxes in the third quarter of 2015. Our consolidated income tax rates were 28% for the three months ended September 30, 2015 and 2014, respectively.

Noncontrolling Interests

As of September 30, 2015, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to noncontrolling interests increased mainly due to the increase in the net income generated from Shaanxi Qiyiwangguo.

Net Income Attributable to SkyPeople Fruit Juice, Inc.

Net income attributable to the Company was $3,163,140 and $5,115,949 for the nine months ended September 30, 2015 and 2014, respectively; for the reasons described above.

Foreign Currency Translation Adjustment

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

As a result of the announcement, the Chinese currency (“Yuan”) weakened from RMB6.1190 to USD1 on December 31, 2014 to RMB6.3613 to USD1 on September 30, 2015. The depreciation of RMB against USD has caused $7,596,432 of foreign currency adjustment during the nine months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $60,082,653, an increase of $34,952,351, or 139%, from $25,130,302 as of December 31, 2014. The increase in cash and cash equivalents was mainly resulted from the collection of accounts receivables. We expect the projected cash flows from operation, anticipated cash receipts, cash on hand, and trade credit to provide necessary capital to meet our projected operating cash requirements at least for the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $34,801,186 as of September 30, 2015, a decrease of $48,615, from working capital of $34,849,801 as of December 31, 2014. During the nine months ended September 30, 2015 and 2014, our operating activities generated net cash inflow of $38,210,079 and $12,929,774, respectively, an increase of $25,280,305 or 196%.

During the nine months ended September 30, 2015 and 2014, our investing activities used net cash of $4,765,094 and $37,116,565, respectively.

During the nine months ended September 30, 2015 our financing activities incurred net cash inflow $3,568,702; in contrast, during the same period of 2014, our financing activities incurred net cash outflow of $8,264,673.

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

In January 2014, the Company entered into various five-year equipment leasing agreements with Cinda. These capital leases are described in Note 2 in the Notes to Consolidated Financial Statements above. The Company paid $3,148,902 to Cinda in deposits under the capital leases and $797,443 for obligations under the capital leases. There was no transaction in similar nature during the same period of last year.

The Company recently discharged approximately $8,000,000 in long-term debt loaned by SP International to the Company's indirect subsidiary, SkyPeople (China). See discussion of Share Purchase Agreement set forth under Note 4 above, under the heading "Long-term loan-related party".

Off-balance sheet arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures were completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the three months ended September 30, 2015.

Changes in Internal Controls Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As reported by the Company on Form 8-K filed on October 16, 2015, Company entered into a Share Purchase Agreement with SP International. Pursuant to the Share Purchase Agreement, the Company will issue and sell to SP International, and SP International will purchase from the Company 5,321,600 shares of common stock (the "Shares") of the Company. Details please see discussion of Share Purchase Agreement set forth under Note 4 above, under the heading "Long-term loan-related party".

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYPEOPLE FRUIT JUICE, INC.

November 16, 2015	By:	/s/ Yongke Xue
Yongke Xue Chief Executive Officer
(Principal Executive Officer)

November 16, 2015	By:	/s/ Xin Ma
Xin Ma Chief Financial Officer
(Principal Financial and Accounting Officer)

