Form 10-K
period 2015-12-31
SkyPeople Fruit Juice, Inc
filed 2016-11-28
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant, based upon the closing price of $2.19 per share for shares of the registrant’s Common Stock on June 30, 2016 the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NASDAQ Global Market, was approximately $8.9 million. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including outstanding shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of November 22, 2016 was 4,061,090.

SKYPEOPLE FRUIT JUICE, INC.

Annual Report on Form 10-K for Fiscal Year Ended December 31, 2015

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Annual Report”) of SkyPeople Fruit Juice, Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, among others, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

●	fluctuations in the supply of raw material;

●	general economic conditions and conditions which affect the market for our products;

●	changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing for our operations and investments;

●	our success in implementing our business strategy or introducing new products;

●	our ability to attract and retain customers;

●	changes in tastes and preferences for, or the consumption of, our products;

●	impact of competitive activities on our business;

●	risks associated with conducting business internationally and especially in the People’s Republic of China (“PRC”, or “China”), including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and

●	other economic, financial and regulatory factors beyond the Company’s control.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Item 1A. Risk Factors” in this Annual Report.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances or the occurrence of unanticipated events.

PART I

ITEM 1 – BUSINESS

Overview

We are a holding company incorporated under the laws of the State of Florida. We have two direct wholly owned subsidiaries: Pacific Industry Holding Group Co., Ltd., (“Pacific”), a company incorporated under the laws of the Republic of Vanuatu, and Harmony MN Inc., (“Harmony”), a company organized under the laws of the State of Delaware. Pacific holds 100% equity interest of SkyPeople Juice International Holding (HK) Ltd. (“SkyPeople International”), a company organized under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong”). SkyPeople International holds 99.78% of the equity interest of SkyPeople Juice Group Co., Ltd., (“SkyPeople (China)”), a company incorporated under the laws of the PRC. SkyPeople (China) has twelve direct subsidiaries, all limited liability companies organized under the laws of the PRC: (i) Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd., (“Shaanxi Qiyiwangguo”), (ii) Huludao Wonder Fruit Co., Ltd., (“Huludao Wonder”), (iii) Yingkou Trusty Fruits Co., Ltd., (“Yingkou”), (iv) SkyPeople Juice Group Yidu Orange Products Co. Ltd., (“Orange Products”), (v) “Hedetang Fruit Juice Beverage (Yidu) Co., Ltd., (“Hedetang Juice Beverages”), (vi) SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd., (“SkyPeople Suizhong”), (vii) SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. (“Kiwi Fruit & Farm Products”), (viii) Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”), (ix) Hedetang Holding Co., Ltd., (x) Xi’an Hedetang Fruit Juice Beverages Co., Ltd., (xi) Xi’an Cornucopia International Co., Ltd. and (xii) Shaanxi Fruitee Fun Co., Ltd.

Products and Market

Through our indirect subsidiaries in the PRC, we are engaged in the production and sale of (1) fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices); (2) fruit beverages (including fruit juice beverages and fruit cider beverages); and (3) other fruit-related products (including primarily organic and non-organic fresh fruits, dried fruit, preserved fruit, fructose) in and from the PRC.

We were recognized and certified as a Hi-Tech Enterprise jointly by the Shaanxi Department of Science and Technology, Department of Finance, Bureau of National Taxation and Bureau of Local Taxation in August 2009. This certificate was valid for three years, and was not renewed after it expired on October 22, 2015. The Company is also certified as the Leading Enterprise of the China Food Industry by the China National Food Industry Association from 2005 to 2008, the Leading Agricultural Commercialization Enterprise of Shaanxi Province by Shaanxi Agricultural Bureau in 2012, and the Enterprise with Essential Technology Innovation by the Department of Science and Technology of Shaanxi Province in 2010. Our Company was granted an AA level Certificate of the Standard and Good Conduct Enterprise by the Standardization Administration of China (“SAC”) in April 2015, and a Best Small and Middle Enterprises by Forbes China in 2011. Our concentrated pear juice and concentrated kiwi juice were awarded the Most Famous Products in Shaanxi Province by the People’s Government of Shaanxi in February 2012. The certificate was renewed in 2014; the period of validity of new certificate is from December 2015 to December 2017. Our fruit juice concentrates, which primarily include apple, pear and kiwi, are sold to domestic customers and exported directly or via distributors to customers in Asia, North America, Europe, Russia and the Middle East. Our Hedetang branded fruit juice concentrates were awarded the Famous Brand in Shaanxi Province by the Shaanxi Government in February 2015. This award will expire in December 2017. We sell our Hedetang branded bottled fruit beverages domestically, primarily to supermarkets in the PRC. Our brand name “Hedetang” was awarded the Most Famous Brand in Shaanxi Province by the Shaanxi Administration Bureau for Industry and Commerce, and this award will expire in December 2018. In March 2013, SkyPeople (China) was awarded the Creative Enterprise of the Year at the 88th China Food & Drinks Fair (CFDF).

In 2015, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 49%, 51%, 0% and 0% of our revenue, respectively, compared to 44%, 48%, 4% and 4% respectively, in 2014.

Specialty fruit juices, or “small breed” fruit juices, are juices squeezed from fruits that are grown in relatively small quantities such as kiwi juice, mulberry juice, turnjujube juice and pomegranate juice. Currently, our specialty juice beverage offerings include pear juice, kiwi juice and mulberry juice. By the end of 2015, we possessed 22 patents and proprietary technologies in the processing technology of specialty fruit juice and gained a number of honors and qualifications in the fruit juice industry.

We intend to complete our current construction in progress, which will help to further diversify our business to reduce market risk, and also expand our distribution channel of fruit juice beverages to meet increasing customer demand.

Organizational Structure

Our current organizational structure is set forth in the diagram below:

SkyPeople Fruit Juice, Inc.
(Florida, U.S.)
"SkyPeople"
100%
100%
Pacific Industry Holding Group Co., Ltd.
(Vanuatu)
"Pacific"
Harmony MN Inc.
(Delaware, U.S.)
"HMN"
100%
HeDeTang Holdings（HK)Ltd
"HeDeTang Holdings(HK)"
99.78%
SkyPeople Juice Group Co., Ltd.(2)
(PRC)
"SkyPeople (China)"
90%
90%
90%
10%
10%
100%
10%
Hedetang Holding Co., Ltd.(15)
(PRC)
"Hedetang Holding"
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
10%
90%
91.15%
100%
100%
90%
Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd.(1)
(PRC)
"Shaanxi Qiyiwangguo"
Huludao Wonder Fruit Co., Ltd.
(PRC)
"Huludao Wonder"
SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd.(5)
(PRC)
"SkyPeople Suizhong"
Yingkou Trusty Fruit Co., Ltd.
(PRC)
"Yingkou"
10%
10%
Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd.(7)
(PRC)
"Guo Wei Mei"

(1)	Xi’an Qinmei Food Co., Ltd., an entity not affiliated with the Company, owns the other 8.85% of the equity interest in Shaanxi Qiyiwangguo.

(2)	Formerly known as Shaanxi Tianren Organic Food Co. Ltd.

(3)	SkyPeople Juice Group Yidu Orange Products Co., Ltd. was established on March 13, 2012. Its scope of business includes deep processing and sales of oranges.

(4)	Hedetang Fruit Juice Beverages (Yidu) Co., Ltd. was established on March 13, 2012. Its scope of business includes production and sales of fruit juice beverages.

(5)	SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. was established on April 26, 2012. Its scope of business includes initial processing, quick-frozen and sales of agricultural products and related by-products.

(6)	SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. (“Kiwi Fruit & Farm Products”) was established on April 19, 2013. Its scope of business includes preliminary processing of agricultural and subsidiary products; establishment of trading market, etc.

(7)	Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. was established on April 19, 2013. Its scope of business includes producing kiwi fruit juice, kiwi puree and cider beverages, and similar products.

(8)	Xi’an Hedetang Fruit Juice Beverages Co., Ltd. (“Xi’an Hedetang”) was established on March 31, 2014. Its scope of business includes production and sales of fruit juice beverages.

(9)	Xi’an Cornucopia International Co., Ltd. (“Cornucopia”) was established on July 2, 2014. Its scope of business includes retail and wholesale of pre-packaged food.

(10)	Shaanxi Fruitee Fun Co., Ltd. (“Fruitee Fun”) was established on July 3, 2014. Its scope of business includes retail and wholesale of pre-packaged food.

(11)	Hedetang Holding Co., Ltd. (“Hedetang Holding”) was established on July 21, 2014. Its scope of business includes corporate investment consulting, corporate management consulting, corporate imagine design and corporative marketing planning.

(12)	The Company acquired Huludao Wonder Co. Ltd. (“Huludao”) on June 10, 2008. Its scope of business mainly includes the manufacture and sale of concentrated fruit juice and fruit juice beverages.

(13)	The Company acquired Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) on November 25, 2009. Its scope of business mainly includes the manufacture of concentrated fruit juice.

Competitive Advantages

We believe our competitive advantages include the modern equipment and technology employed at our production factories in Shaanxi and Liaoning Provinces and the strategic locations of our manufacturing facilities. Our equipment and technology help us to ensure product quality, control costs and allow us to meet international fruit juice production standards such as ISO9001, HACCP, and Kosher certifications, and those imposed by the United States Food and Drug Administration. In addition, our manufacturing facilities are strategically located near regional fruit production centers. For example, Shaanxi Province, where two of our manufacturing facilities are located, is known in the PRC for pear and kiwi production. Our proximity to regional fruit production centers enables us to purchase fresh fruits directly from farmers, avoid the need of transporting fresh fruit over long distances to processing facilities, reduce our transportation expenses and damage to fresh fruit during transportation and helps us maintain high quality of finished products by preserving freshness.

We own and operate four manufacturing facilities in the PRC. To take advantage of economies of scale and to enhance our production efficiency, each of our manufacturing facilities focuses on juice products centering around one particular fruit based on the proximity of each facility to the supply center of that fruit. All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods. We operate our pear juice products business out of our Jingyang Branch Office of SkyPeople (China). Our business involving apple juice products is operated out of Huludao Wonder and Yingkou, and our business involving kiwi products is operated out of Shaanxi Qiyiwangguo, in which we have held a 91.15% ownership interest since June 2006.

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

On June 10, 2008, we acquired Huludao Wonder from Shaanxi Hede Investment Management Co., Ltd., (“Hede”), for a total purchase price of RMB 48,250,000, or approximately $6,308,591 based on the exchange rate on June 1, 2007. The payment was made through the offset of related party receivables. Prior to that, we operated our apple concentrate business out of the facilities of Huludao Wonder under a one-year lease agreement with Hede.

On June 17, 2009, we incorporated a new Delaware corporation called Harmony MN Inc., (“HMN”), to be a wholly owned subsidiary of the Company with offices initially in California to act as a sales company for the Company. The total number of shares of capital stock that HMN has authority to issue is 3,000 shares, all of which are Common Stock with a par value of $1.00 per share. On June 20, 2009, HMN was registered in the State of California to transact business in such state. HMN has not yet commenced operations and the Company plans to close down this dormant subsidiary.

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

On April 19, 2013, we established SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. (“Kiwi Fruit & Farm Products”) to engage in preliminary processing of agricultural and subsidiary products, the establishment of trading market and similar activities.

On April 19, 2013, we established Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”) to engage in the business of producing kiwi fruit juice, kiwi puree and cider beverages, and similar products.

On March 31, 2014, we established Xi’an Hedetang Fruit Juice Beverages Co., Ltd. (“Xi’an Hedetang”) to engage in the business of production and sales of fruit juice beverages.

On July 2, 2014, we established Xi’an Cornucopia International Co., Ltd. (“Cornucopia”) to engage in the business of the retail and wholesale of pre-packaged food.

On July 3, 2014, we established Shaanxi Fruitee Fun Co., Ltd. (“Fruitee Fun”) to engage in the business of the retail and wholesale of pre-packaged food.

On July 21, 2014, we established Hedetang Holding Co., Ltd. (“Hedetang Holding”) to engage in the business of the retail and wholesale of pre-packaged food, research and development regarding pre-packaged food, bio-tech, machinery and packages, export of manufactured products and technology, business consulting and marketing planning.

On October 16, 2015, Skypeople Fruit Juice Inc. signed a Share Purchase Agreement with Skypeople International Holdings Group Limited to sell 5,321,600 shares of its common stock at $1.50 per share to Skypeople International Holdings Group Limited. The purchase price of $7,928,400 was paid by the cancellation of the loan from Skypeople International Holdings Group Limited to Skypeople International Holdings Group Limited under the loan agreement dated February 18, 2013, and renewed on February 18, 2014, in its principle amount. The remaining loan amount and interest owed was paid in cash.

On November 16, 2015, Hedetang Juice Beverages signed a construction agreement with China Yi Ye Group Co. Ltd. to engage China Yi Zhi Group Co. Ltd. to establish an orange comprehensive deep processing zone in Yidu. On November 23, 2015, construction began on the agricultural products trading market. The Company plans to finish the construction of the office building, R&D center, fruit juice production facility, cold storage and other areas in the second quarter of 2017, and construction on the distribution center is planned to be completed by the last quarter of 2017.

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

c) one storage freezer facility with a capacity to store 20,000 tons of concentrated orange juice; and

d) general purpose facilities within the zone, office space, general research and development facilities, service area, living quarters and other ancillary support areas.

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

Our core products are (1) fruit juice concentrates, mainly including concentrated apple, pear, and kiwi juices; (2) fruit beverages, including pure fruit beverages and fruit cider beverages; and (3) other fruit-related products, including, for example, fresh fruits, vegetables and fructose.

Fruit Juice Concentrate

Our family of fruit juice concentrate products mainly includes concentrated apple, pear, and kiwi juices. Fruit juice concentrates can only be produced during the “squeezing season” of a year, when fresh fruits are available in the market. Generally, the squeezing season for apples is from August through January or February of the following year, the squeezing season for pears is from July or August through April of the following year, and the squeezing season for kiwifruits is from September through December or January of the following year.

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

Our production line at the Shaanxi Qiyiwangguo factory can only produce puree and concentrated puree. We use the production line that produces concentrated apple and pear juice in the facility of the Jingyang branch of SkyPeople (China) to produce concentrated clear kiwifruit juice.

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

The manufacturing process for fruit juice beverages involves further processing of fruit juice concentrates. Our fruit juice beverages are divided into two categories: pure fruit juice and fruit cider beverages. The gross margins for our fruit beverages were 41% and 36% in fiscal years 2015 and 2014, respectively.

Currently we produce six flavors of fruit beverages in 280 ml glass bottles, 418 ml glass bottles and 500 ml glass bottles as well as BIB (“Bag in Box”) packages, including apple juice, pear juice, kiwifruit juice, mulberry juice, peach juice and pomegranate juice. We currently sell our fruit beverages to over 100 distributors and more than 20,000 retail stores in approximately 20 provinces. Our products are sold through distributors in stores such as Yonghui Supermarket in Beijing, RT-Mart in Shenyang, Carrefour in Chongqing and Shenyang and GMS Supermarket in Shanghai.

Other Fruit-Related Products

We also generally sell fresh fruits and vegetables, fructose and other products.

The fruit processing capacity of our fructose production line is 10 tons of fresh apples or pears per hour. Fructose is often used as an ingredient to make beverages and other food products. Although we currently plan to use the new fructose production line to produce pear fructose, this production may also be used to produce apple fructose from apple juice concentrates.

The gross margin for our other fruit-related products was 29% in the 2014 fiscal year. We did not have revenue from the sale of fruit-related products during the 2015 fiscal year.

Production Capacity

The following table sets forth our current production capacity.

Subsidiary/branch	Location	Products	Production capacity		Notes
Shaanxi Qiyiwangguo	Zhouzhi county, Shaanxi province	Kiwi puree, concentrated kiwi puree and fruit beverages	(1) (2) (3)	Sorting fresh fruits: 10 tons fresh fruits per hour; Puree/concentrated puree: processing 20 tons of fresh fruits per hour; Fruit beverages: producing 6,000 bottles per hour	Approximately 1.5 tons of fresh fruits are used to produce 1 ton of puree; 4 to 4.5 tons of fresh fruits are used to produce 1 ton of concentrated puree

Jingyang branch of SkyPeople (China)	Jingyang County, Xianyang City, Shaanxi Province	Concentrated apple and pear juice, concentrated kiwifruit juice and fruit-related products	(1) (2)	Concentrated apple/kiwi/pear juice: processing 40 tons of fresh fruits per hour; Fructose: processing 10 tons of fresh fruits per hour	All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods

Huludao Wonder	Suizhong County, Huludao, Liaoning Province	Concentrated apple/pear juice Fruit juice beverages	(1)	Concentrated fruit juice:	All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods

			(2)	processing 30 tons of fresh fruits per hour Fruit juice beverages: producing 6,000 bottles/hour	On April 25, 2012, “China Food Production License” for production of Beverage (including fruit juice and vegetable juice) has been granted to Huludao Wonder by Liaoning Bureau of Quality and Technical Supervision. Huludao Wonder commenced operation of fruit juice beverages production line on April 28, 2012.

Yingkou	Gaotai Town, Gaizhou, Liaoning Province	Concentrated apple juice	(1)	Processing 20 tons of fresh fruits per hour	All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods.

Research and Development

We believe that continuous investment in research and development is a key component to being a leader in fruit juice concentrate and fruit beverages. Our Research and Development Center of SkyPeople (China) was certified as the Provincial Industrial Research & Development Center jointly by six provincial institutions of Shaanxi Provincial People’s Government, including the Department of Communications, the Department of Science and Technology, the Department of Finance, the Bureau of National Taxation, the Bureau of Local Taxation and Xi’an Customs in December 2009. Our research and development effort emphasizes the design and development of our processing technology with the goal of decreasing processing costs, optimizing our production capabilities and maintaining product quality. During 2015 and 2014, the Company did not incur any research and development expenses. In 2015 and 2014, the Company suspended four research and development agreements with research institutions. No penalties were imposed on the suspension of agreements. We currently intend to concentrate on further building up our internal research and development team.

Industry and Principal Markets

Global Market

The fruit juice processing industry is an emerging industry. Consumption of fruit juice beverages has grown and sales have increased rapidly in recent years due to the increasing health consciousness of consumers and the natural and healthy qualities of fruit juice beverages. According to a new report from specialist food and drink consultancy Zenith International, global fruit juice and drink consumption exceeded 80 billion litres in 2015, representing 10% of overall soft drink volume, and the market is forecast to rise by an annual 5% over the next 5 years to 105 billion litres in 2020.

According to the Fruit Juice Section of the PRC Food and Agriculture Export Association, www.Chinajuice.org, the PRC exported approximately $1 billion in concentrated fruit juice to foreign countries every year in the past few years, which accounted for around 60% of the global output of concentrated fruit juice.

The PRC Market

The PRC has the world’s largest population, but the consumption of fruit juice beverages is relatively low. According to the report “China Fruit Juice Beverages Business and Market Analysis” published by the PRC Food and Agriculture Export Association, www.Chinajuice.org, the annual per capita consumption of fruit beverages in the PRC in 2009 was approximately 1 kilogram, which accounted for only 13% of the average world per capita consumption and 4% of the average per capita consumption in industrialized countries. In 2010, Chinese fruit juice production reached 17 million tons, an increase of 20.6% compared to 2009. In 2014, fruit juice consumption was RMB8.2 billion, an increase of 3% compared to the previous year. The growth rate of the revenue from fruit juice and fruit juice drink has ranked first compared with other food related industries. We believe that the increasing health consciousness of consumers and the quality of living powered by the PRC’s economic growth will continue to fuel the demand for our fruit juice products.

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

The North American and European markets represent a large portion of apple and pear concentrate consumption. The U.S. market is a highly mature market with stable growth for apple concentrate. Although we sell to distributors in the PRC, and therefore cannot be certain of where our exported fruit juice concentrate products are ultimately sold, we believe that the volume of exports to the United States of our fruit juice concentrate products has increased annually since 2004. The European market, which we believe has a generally stable consumer base, has been a target market since our inception. Apple concentrate is used to produce many beverages and wines consumed by Europeans. The Middle East is also a target market for our apple juice concentrate.

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

We believe our competitive advantages include our modern equipment and our proprietary processes for the production of specialty fruit juices or small breed fruit juices. We currently possess thirteen patents technologies in fruit juice production. Among these thirteen proprietary technologies, we have obtained nine patents and are in the process of applying for another six patents for other technologies. Our current specialty fruit juice offering includes kiwifruit and mulberry related juice products. We also have technologies to produce concentrated persimmon, turnjujube, apricot, cherry, cherry tomato, sea-buckthorn, strawberry and wolfberry juices. Our technology allows us to develop and produce beverages, such as our new mulberry and kiwifruit cider beverages, which we introduced in the Chinese market in the first quarter of 2009. Our research indicates that these new beverages have higher gross margins than that of the industry average.

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

The PRC has the largest planting area of kiwifruit and apples in the world. Shaanxi Province, the location of two of our factories, has the largest planting area of kiwifruit and apples in the PRC. According to “Statistical Bulletin of Development of Fruit Industry in Shaanxi Province 2010,” in 2010, the kiwifruit planting area in Shaanxi Province was over 114,226 acres. In 2015, the kiwifruit planting area in Shaanxi Province was about 164,737 acres, with an output of 12.3 million tons, which is 20% of the world output and 33% of China’s total output. Pomegranate, strawberry, peach and cherry yields are also high in Shaanxi Province. Liaoning Province in the PRC, the location of our Huludao Wonder and Yingkou factories, abounds with high acidity apples. Other raw materials used in our business include pectic enzyme, amylase, auxiliary power fuels and other power sources such as coal, electricity and water.

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

We plan to broaden our fruit product offerings to expand into fruits with harvesting seasons complementary to our current fruits. This will enable us to lengthen our squeezing season, thus increasing our annual production of fruit concentrate and fruit juice beverages. In the first quarter of 2009, we introduced mulberry and kiwifruit cider beverages in the Chinese market. We intend to diversify our product mix and increase our revenues.

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

Currently Chinese environment laws and regulations do not negatively impact our business and our cost to comply with such laws and regulations is immaterial.

Intellectual Property

SkyPeople (China) currently possesses six proprietary technologies, including the technologies to:

●	Produce concentrated clear kiwifruit juice;

●	Produce a mulberry cider beverage;

●	Produce apricot juice concentrates;

●	Produce cherry tomato juice concentrates;

●	Produce sea-buckthorn juice concentrates; and

●	Produce wolfberry juice concentrates

We hold twenty-two active patents granted by the State Intellectual Property Office of the PRC, (“SIPO”).

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

A production technology for strawberry juice concentrates (Patent No. ZL 2010 1 0209900.9)

A production technology for turnjujube juice concentrates (Patent No. ZL 2010 1 0108318.3)

A production technology for cherry juice concentrates (Patent No. ZL 2010 1 0209899.X)

A production technology for persimmon juice concentrates (Patent No. ZL 2010 1 0013613.0) (granted to SkyPeople (China) on January 16, 2013)

A production technology for medlar juice concentrates (Patent No. ZL 2010 1 0227315.1) (granted to SkyPeople (China) on April 24, 2013)

A production technology for sea-buckthorn juice concentrates (Patent No. ZL 2010 1 0227303.9) (granted to SkyPeople (China) on April 24, 2013)

A production technology for tomato cherry juice concentrates (Patent No. ZL 2010 1 0207254.2) (granted to SkyPeople (China) on March 6, 2013)

A production technology for apricot juice concentrates (Patent No. ZL 2010 1 0207253.8) (granted to SkyPeople (China) on April 9, 2014)

500 ml Hedetang-branded fruit juice beverages in glass bottle label (Patent No. ZL 2012302099757) (granted to SkyPeople (China) on May 30, 2012)

418 ml Hedetang-branded fruit juice beverages in glass bottle label (Patent No. ZL 2012302099935) (granted to SkyPeople (China) on May 30, 2012)

280 ml Hedetang-branded fruit juice beverages in glass bottle label (Patent No. ZL 2012 3 0557344.4) (granted to SkyPeople (China) on April 24, 2013)

418 ml Hedetang-branded fruit juice beverages in glass bottle label (Patent No. ZL 2012 3 0557424.X) (granted to SkyPeople (China) on April 3, 2013)

500 ml Hedetang-branded fruit juice beverages in glass bottle label (Patent No. ZL 2012 3 0557301.6) (granted to SkyPeople (China) on March 20, 2013)

236 ml Hedetang-branded fruit juice beverages in glass bottle label (Patent No. ZL 2014302060578) (granted to SkyPeople (China) on December 17, 2014)

888 ml fruit juice beverages in glass bottle label (Patent No. ZL 2014 3 0206022.4) (granted to SkyPeople (China) on February 18, 2015)

Kiwifruits box package (Patent No. ZL 2012 3 0561124.9) (granted to SkyPeople (China) on April 24, 2013)

418 ml fruits juice beverage packing box (Patent No. ZL 2012 3 0557226.3) (granted to SkyPeople (China) on April 3, 2013)

500 ml fruits juice beverage packing box (Patent No. ZL 2012 3 0557346.3) (granted to SkyPeople (China) on April 24, 2013)

500 ml fruits juice beverage packing box (Patent No. ZL 2012 3 0557346.3) (granted to SkyPeople (China) on April 24, 2013)

We believe that these technologies are leading technologies in our industry.

In addition, using our proprietary technologies, we have developed flow-through capacitor membrane, reverse osmosis concentration and composite biological enzymolysis technology to clarify and remove murkiness from fruit juice. We believe that such are leading technologies in our industry.

We believe that our continued success and competitive status depend largely on our proprietary technology and ability to innovate. We have taken the required measures to protect the confidentiality of our proprietary technologies and processes. We rely on a combination of know-how, patent and trade secret laws, as well as confidentiality agreements to protect our proprietary rights. We will take the necessary action to seek remuneration if we believe our intellectual property rights have been infringed upon. As of December 31, 2015, we held twenty-one active patents granted by SIPO related to breaking up and separating fruit peel; removing fruit peel and fruit hair; production of various concentrated fruit juice; and bottle tags, respectively. These patents have a duration of 10 years. In addition to these nine active patents, we are applying for another six scientific patents. However, we do not have patents on certain other items of intellectual property that we possess.

We also hold registered trademarks for our “Hedetang” brand with the Trademark Bureau of the State Administration for Industry and Commerce (“SAIC”) granted on September 14, 2008 in Category 29, Category 30, Category 31 and Category 32, and on April 21, 2009 in Category 5. The trademarks expire on September 13, 2018 and April 20, 2019, respectively, and can be extended upon expiration.

We hold registered trademarks for our “SkyPeople” brand with the Trademark Bureau of the SAIC in Category 30 and Category 32 with period of validity from May 14, 2011 to May 13, 2021, and in Category 31 with period of validity from September 7, 2011 to September 6, 2021. The registration of such trademarks can be extended upon expiration.

Employees

As of December 31, 2015, we had approximately 250 full-time employees and approximately 95 part-time employees, all of whom are located in the PRC. None of our employees are covered by a collective bargaining agreement.

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

Our revenue increased significantly from 2006 to 2010 with revenue of approximately $17.4 million in 2006, approximately $29.4 million in 2007, approximately $41.7 million in 2008, approximately $59.2 million in 2009, approximately $93.2 million in 2010. In 2011, our revenue decreased by 9.9% to $84.0 million as compared to the prior year. In 2012, our revenue increased by 22% to $102 million. In 2013, our revenue decreased 23% to $79.0 million. In 2014, our revenue increased to $99 million. In 2015, our revenue decreased to $86 million. If our business and markets continue to experience significant growth, we will need to expand our business to maintain our competitive position. We may face challenges in managing and financing expansion of our business, facilities and product offerings, including challenges relating to integration of acquired businesses and increased demands on our management team, employees and facilities. Failure to effectively deal with increased demands on us could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies. Other challenges involved with expansion, acquisitions and operation include:

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

Even if we obtain benefits of expansion in the form of increased sales, there may be delay between the time when the expenses associated with an expansion or acquisition are incurred and the time when we recognize such benefits, which could negatively affect our earnings.

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

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. While we depend on the abilities and participation of our current management team generally, we rely particularly upon Mr. Yongke Xue, a member of the Company’s Board of Directors (the “Board”); and Mr. Hanjun Zheng, our interim chief financial officer (“CFO”). The loss of the services of Mr. Yongke Xue or Mr. Hanjun Zheng for any reason could significantly adversely impact our business and results of operations. Competition for senior management and senior technology personnel in the PRC is intense and the pool of qualified candidates is very limited. Accordingly, we cannot guarantee that the services of our senior executives and other key personnel will continue to be available to us, or that we will be able to find a suitable replacement for them if they were to leave.

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

In February 2008, we purchased Pacific, which is the holding company for our operating subsidiary, SkyPeople (China). At the time, Hede, a PRC company owned by Yongke Xue, a member of the Board and our former chief executive officer, and Xiaoqin Yan, a former director on the Board, was indebted to SkyPeople (China) on account of previous loans and advances made by SkyPeople (China) to Hede. Such loans and advances totaled RMB 31,544,043 in the aggregate (or $4,318,281 based on the exchange rate as of December 31, 2007) and were made during the period from June 6, 2007 to December 29, 2007 that were used by Hede to pay a portion of the purchase price for Hede’s acquisition of Huludao Wonder Fruit Co., Ltd., or Huludao Wonder. In May 2008, SkyPeople (China) also assumed Hede’s obligation of RMB 18,000,000 (or $2,638,329 based on the exchange rate December 31, 2008) for the balance of the purchase price for Huludao Wonder.

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

The rapid growth of China’s economy has been uneven among economic sectors and geographic regions of the country. China’s economy grew at an annual rate of 6.9% in 2015, as measured by the year-over-year change in gross domestic product, or GDP, according to the National Bureau of Statistics of China. Rapid economic growth can lead to growth in the money supply and rising inflation. The inflation rate in China was approximately 1.5% in 2015, as reported by National Bureau of Statistics, and is expected to increase. If prices for our products and services fail to rise at a rate sufficient to compensate for the increased costs of supplies, such as raw materials, due to inflation, it may have an adverse effect on our profitability.

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

We carry out our business in an industry that is subject to PRC environmental protection laws and regulations. These laws and regulations require enterprises engaged in manufacturing and construction that may cause environmental waste to adopt effective measures to control and properly dispose of waste gases, waste water, industrial waste, dust and other environmental waste materials, as well as fee payments from producers discharging waste substances. Fines may be levied against producers causing pollution.  Although we have made efforts to comply with such laws and regulations, we cannot guarantee that we have fully complied with all such laws and regulations. Except for Yingkou, all of our operating facilities hold a Pollution Emission Permit. The failure of complying with such laws or regulations may subject us to various administrative penalties such as fines. If the circumstances of the breach are serious, the central government of the PRC, including all governmental subdivisions, has the discretion to cease or close any operations failing to comply with such laws or regulations. There can also be no assurance that the PRC government will not change the existing laws or regulations or impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditure, which we may be unable to pass on to our customers through higher prices for our products. In addition, we cannot guarantee that we will be able to comply with any such laws and regulations.

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

Certain of our subsidiaries have received government subsidies from local governments. We recognized $1.2 million and $0.7 million in government subsidies for fiscal years 2015 and 2014, respectively. Past government grants or subsidies are not indicative of what we will obtain in the future. We cannot guarantee that we will continue to be eligible for government grants or other forms of government support. In the event that we are no longer eligible for grants, subsidies or other government support, our business and financial condition could be adversely affected.

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

We are authorized to issue 10,000,000 shares of preferred stock. The Board is authorized under our articles of incorporation, as amended, to provide for the issuance of shares of preferred stock by resolution and by filing a certificate of designations under Florida law, to fix the designation, powers, preferences and rights of the shares of each such series of preferred stock and the qualifications, limitations or restrictions thereof without any further vote or action by the shareholders. The Board previously designated and issued 1,000,000 shares of Series A preferred stock which were automatically converted into our Common Stock upon the effective date of our two-for-three reverse split and returned to the status of authorized and unissued shares of preferred stock following the reverse split. As of November 22, 2016 there were no shares of Series A preferred stock issued and outstanding. Any shares of preferred stock that are issued are likely to have priority over our Common Stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized under certain circumstances as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids to acquire us and thereby prevent shareholders from receiving the maximum value for their shares. We have no present intention to issue any additional shares of preferred stock in order to discourage or delay a change of control or for any other reason. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Yongke Xue has control over key decision making as a result of his control of a majority of our voting stock.

Yongke Xue, a member of the Board of Directors, indirectly and beneficially owns 80% equity interest in SkyPeople International Holdings Group Limited (“SP International”), and also serves as the sole director of SP International. In turn, SP International indirectly owns 13,375,639 shares, or 50.2%, of our outstanding common stock. Mr. Yongke Xue will be able to exercise voting rights with respect to these shares of common stock, and has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock. As a board member, Mr. Yongke Xue owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Yongke Xue is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally.

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

We are a Florida corporation and the anti-takeover provisions of the Florida Business Corporation Act may discourage, delay or prevent certain changes in control unless such change in control is approved by a majority of our disinterested shareholders. In addition, the terms of our articles of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that shareholders may consider favorable. Our articles of incorporation and bylaws:

●	authorize the issuance of “blank check” preferred stock that could be issued by the Board to thwart a takeover attempt;

●	require that directors only be removed from office upon a majority shareholder vote;

●	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

●	limit who may call special meetings of shareholders; and

●	prohibit shareholder action by written consent, requiring all actions to be taken at a meeting of the shareholders.

For more information regarding these and other provisions, see the section titled “Description of Our Securities — Anti-Takeover Effects of Florida Law and Provisions of Our Articles of Incorporation and Bylaws.”

Our Common Stock is currently subject to delisting from the NASDAQ Stock Market (“NASDAQ”) as we not in compliance with NASDAQ’s continued listing requirements

On each of April 20, 2016, May 24, 2016 and August 17, 2016, the Company received a notification letter from the staff of the Listing Qualifications Department of NASDAQ (the “Staff”) indicating that the Company was not in compliance with NASDAQ’s continued listing requirements because the Company was not in compliance with the NASDAQ Listing Rule 5250(c)(1) (the “Rule”) with respect to certain of its annual and current reports.

On October 12, 2016, the Company received a delisting determination letter (the “Determination Letter”) from the Staff notifying the Company that because the Company had not filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Form 10-K”) and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, (together, the “Reports”) by October 11, 2016, the deadline by which the Company was to file all Reports in order to regain compliance with the Rule, the Company’s common stock is subject to delisting from the NASDAQ Global Market. The Determination Letter further noted that unless the Company requested an appeal of the Staff’s determination no later than 4:00 pm Eastern Time on October 19, 2016, trading of the Company’s common stock on the NASDAQ Global Market would be suspended at the opening of business on October 21, 2016, and a Form 25-NSE would be filed with the Securities and Exchange Commission (the “SEC”) removing the Company’s securities from listing and registration on the NASDAQ Global Market.

On October 19, 2016, the Company requested a hearing before the NASDAQ Hearings Panel (the “Panel”) under Listing Rule 5815(a) to appeal the delisting determination from the Staff. On November 2, 2016, the Company was granted an extended stay as to the suspension of the Company's shares from trading by the Panel until the Company's scheduled hearing before the Panel on December 15, 2016 and issuance of a final Panel decision. There can be no assurance that the Panel will not uphold the Staff’s decision, resulting in the delisting of our common stock.

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

Location	Products	Operator	Size	Land Use Rights Expiration Date
16th Floor, China Development Bank Tower, No. 2 Gaoxin 1st Road, Hi-Tech Industrial Zone, Xi’an, Shaanxi Province	Headquarters	N/A	1,425.96 square meters	*
Sanqu Town, Jingyang County, Xianyang City, Shaanxi Province	Concentrated apple and pear juice and concentrated kiwifruit juice	SkyPeople (China)	34,476.04 square meters	December 27, 2056
Siqun Village, Mazhao Town, Zhouzhi County, Xi’an City, Shaanxi Province	Kiwifruit puree, concentrated kiwifruit puree, and fruit beverages	Shaanxi Qiyiwangguo	23,599.78 square meters and 34,335.05 square meters	December 5, 2048 November 14, 2048
Hujia Village, Gaotai Town, Suizhong County, Huludao, Liaoning Province	Concentrated apple and pear juice and apple aroma, fruit juice beverages	Huludao Wonder	86,325	April 20, 2054
Yuton Village, Shizijie Town, Gaizhou, Liaoning Province	Concentrated apple juice and apple aroma	Yingkou	20,732	April 5, 2055

* Our certificate of this facility does not indicate any expiration date, although the usage of this property shall not exceed 50 years under the PRC law.

We believe that our current offices and facilities are adequate to meet our needs, and that additional facilities will be available for lease, if necessary, to meet our future needs.

ITEM 3 – LEGAL PROCEEDINGS

In April 2015, China Cinda Asset Management Co., Ltd. Shaanxi Branch (“Cinda Shaanxi Branch”) filed two enforcement proceedings with Xi'an Intermediate People's Court against the Company for alleged defaults pursuant to guarantees by the Company to its suppliers for an total amount of RMB 39,596,250, or approximately $6.1 million.

In June 2014, two long term suppliers of pear, mulberry, kiwi fruits to the Company requested the Company to provide guarantees for their loans with Cinda Shaanxi Branch. Considering the long term business relationship and to ensure the timely supply of raw materials, the Company agreed to provide guarantees upon the value of the raw materials supplied to the Company. Because Cinda Shaanxi Branch is not a bank authorized to provide loans, it eventually provided financing to the two suppliers through purchase of accounts receivables of the two suppliers with the Company. In July, 2014, the parties entered into two agreements - Accounts Receivables Purchase and Debt Restructure Agreement and Guarantee Agreements for Accounts Receivables Purchase and Debt Restructure. Pursuant to the agreements, Cinda Shaanxi Branch agreed to provide a RMB 100 million credit line on a rolling basis to the two suppliers and the Company agreed to pay its accounts payables to the two suppliers directly to Cinda Shaanxi Branch and provided guarantees for the two suppliers. In April 2015, Cinda Shaanxi Branch stopped providing financing to the two suppliers and the two suppliers were unable to continue the supply of raw materials to the Company. Consequently, the Company stopped making any payment to Cinda Shaanxi Branch.

The Company has responded to the court and taken the position that the financings under the agreements are essentially the loans from Cinda Shaanxi Branch to the two suppliers, and because Cinda Shaanxi Branch does not have permits to make loans in China, the agreements shall be invalid, void and have no legal forces from the beginning. Therefore, the Company has no obligations to repayment the debts owed by the two suppliers to Cinda Shaanxi Branch. The proceeding is currently pending for the verdict of the judge.

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

2015	High	Low
First quarter	$1.30	$0.98
Second quarter	$1.53	$1.14
Third quarter	$1.36	$0.83
Fourth quarter	$1.09	$0.51

2014	High	Low
First quarter	$2.07	$1.76
Second quarter	$1.85	$1.23
Third quarter	$1.39	$1.02
Fourth quarter	$1.25	$0.85

Reports to Stockholders

We plan on furnishing stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its independent certified public accountants. The Company intends to maintain compliance with the periodic reporting requirements of the Exchange Act.

Stockholders

As of November 22, 2016, there were 4,061,090 shares of our Common Stock issued and outstanding, and we had approximately 66 record holders of our Common Stock, not including holders who hold their shares under street name.

Dividend Policy

We have not declared or paid any cash dividends on our Common Stock during our last four fiscal years. The payment of dividends is at the discretion of the Board and is contingent on our revenues and earnings, capital requirements, financial condition and the ability of our operating subsidiary, SkyPeople (China), to obtain governmental approval to send funds out of the PRC. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the near future.

The PRC’s national currency, the RMB or yuan, is not a freely-convertible currency. Please refer to the risk factors “Governmental control of currency conversion may affect the value of shareholder investment,” “The fluctuation of the RMB may harm shareholder investments” and “PRC regulations relating to mergers and the establishment of offshore special purpose companies by PRC residents, if applied to us, may limit our ability to operate our business as we see fit.”

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended December 31, 2015 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2015, we had spent approximately $18.6 million on various capital projects in Huludao Wonder and $24 million on various capital projects in SkyPeople Suizhong. For more details related to the use of proceeds in 2015 from the public offering in 2010, please see the section entitled “Capital Projects” under “Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations”.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2015, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)			(c)
Equity compensation plans approved by stockholders (1)		$	N/A	(2)	1,000,000
Equity compensation plans not approved by stockholders		$	N/A		1,000,000
Total		$	N/A

(1)	Consists of Stock Incentive Plan, which was approved by the Company’s shareholders at its annual meeting on August 18, 2011.

(2)	The exercise price of options granted and stock appreciation rights under the Plan may be no less than the fair market value of the Company’s Stock on the date of grant. Because no options have been granted under the plan, the weighted-average exercise price is not available.

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

Overview

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and from the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. In 2015, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit-related products represented 49%, 51%, 0% and 0% of our revenue, respectively, compared to sales of 44%, 48%, 4% and 4%, respectively, in 2014. We did not sell any fresh fruits in 2015 as the cost to buy fresh fruits was high and sales price was low, which could result in lower margin and higher risk. Management decided not to procure any fresh fruits for fresh fruit sales in 2015.

We export our products as well as sell them domestically. We sell our products either through distributors with good credit or to end-users directly. Our main export markets are Asia, North America, Europe, Russia and the Middle East. We sell our Hedetang brand bottled fruit beverages domestically, primarily to supermarkets in the PRC. We also sell our other fruit-related products to domestic customers.

We currently market our Hedetang brand fruit beverages in only certain regions of the PRC. We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In particular, we plan to expand our glass bottle production line to produce higher margin portable fruit juice beverages targeting consumers in more populated Chinese cities. Currently we produce six flavors of fruit beverages in 280 ml glass bottles, 418 ml glass and 500 ml glass bottles and BIB packages, including apple juice, pear juice, kiwifruit juice, mulberry juice, peach juice and pomegranate juice. We currently sell our fruit beverages to over 100 distributors and more than 20,000 retail stores in approximately 20 provinces. Our products are sold through distributors in stores such as Hualian Supermarket in Beijing, RT-Mart in Shenyang, WOWO in Chengdu, Quanjia convenient store chain, Vanguard in Xi’an, Carrefour in Chongqing and Shenyang and Lianhua Supermarket in Shanghai.

We plan to continue to focus on creating new products with high margins to supplement our current product offering.

Our business is highly seasonal and can be greatly affected by weather because of the seasonal nature of growing and harvesting of fruits and vegetables. Our core products are apple, pear and kiwifruit juice concentrates, which are produced from July or August to April of the following year. The squeezing season for (i) apples is from August to January or February; (ii) pears is from July or August until April of next year; and (iii) kiwifruit is from September through December. Typically, a substantial portion of our revenues is earned during our first and fourth quarters. To minimize the seasonality of our business, we make continued efforts in identifying new products with harvesting seasons complementary to our current product mix. Our goal is to lengthen our squeezing season, thus increasing our annual production of fruit juice concentrates and fruit beverages. In the first quarter of 2009, we introduced mulberry and kiwifruit cider beverages in the Chinese market. Unlike fruit juice concentrates, which can only be produced during the squeezing season, such fruit beverages are made out of fruit juice concentrates and can be produced and sold in all seasons. With continuous efforts in marketing of our beverages in domestic market, we believe that our seasonality will be reduced.

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

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2015, we had spent approximately $18.6 million on various capital projects in Huludao Wonder and $5.4 million on projects in SkyPeople Suizhong, as described in project (1) below using the proceeds from our public offering. The following table presents the capital projects on which we currently plan to use the proceeds from this offering. We review these projects and capital expenditures on a quarterly basis based on the market conditions and associated costs of these projects.

Capital Projects

Subsidiary	No.	Priority Projects	Progress	Estimated capital expenditure (in Millions)
SkyPeople Suizhong	(1)	Construction of a refrigeration storage unit for the storage of concentrated fruit juices and fresh fruits and vegetables	Construction started during the third quarter of 2012. The Company has made partial payment to acquire land use right from the local government, purchase equipment and build facilities. The Company is in the process of building up facilities and purchasing equipment. As of date of this report, the Company has finished construction of an office building, dormitory, refrigeration storage facility and warehouse. Due to heavy competition in the concentrated fruit juice business in China, construction work on this project is currently suspended. The land certificate has not been issued as the Company has not yet fully paid for the land use right.

$185

(1)	Our initial plan was to construct both the refrigeration storage and fruit juice mixing center in Huludao, Liaoning Province. However, the construction of the refrigeration storage unit has been delayed due to a change of plans. Management concluded that it is in the best interest of the Company to build the refrigeration storage unit in Suizhong, Liaoning Province, which is in close geographic proximity to Huludao Wonder in Liaoning Province. The total estimated capital expenditure for SkyPeople Suizhong is $185 million. The Company is in the process of building up facilities and purchasing equipment. As of date of this report, the Company has finished construction of an office building, dormitory, refrigeration storage facility and warehouse. Due to heavy competition in the concentrated fruit juice business in China, construction work on this project is currently suspended. The land certificate has not been issued as the Company has not yet fully paid for the land use right. The Company has spent approximately $26 million in this project.

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

The Company is responsible for the establishment, construction and financing of the project with a total investment of RMB 300 million (approximately $48 million), in fixed assets and the purchase of land use rights, while the Yidu government agreed to provide a parcel of land for the project that is approximately 280 mu in size located at Gaobazhou Town of Yidu for a fee payable by the Company. The consideration for transferring the land use right for the project land shall be RMB 0.3 million per mu.

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

The total amount of RMB 300 million (approximately $48 million) will mainly be used to establish the distribution center and the deep processing zone on the project land of approximately 280 mu. The Company and Yidu Municipal People’s Government agreed to discuss the investment amount and location for establishing the R&D center and the orange plantation in the future.

On November 23, 2015, the Company started the construction of the Yidu project. The Company plan to finish the construction of the infrastructure of office building, R&D center, fruit juice production facility and cold storage, and other areas in the second quarter of 2017.

The distribution center is planned to be completed by the last quarter of 2017, and the orange plantation is planned to be operational in the second quarter of 2017.

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

Mei County National Kiwi Fruit Wholesale Trading Center has started normal operation. There are 25 enterprises operate in the trading center, which includes 12 express delivery companies, 12 logistic companies, 4 on-line sales companies, 2 packing companies, and 3 agriculture companies. In addition, all related government departments of National Kiwi Fruit Wholesale Trading Center has moved in. The trading center is expected to complete the investment operations in the second quarter of 2017. The Company is expected to generate income from this trading center in various operations and maximize the Company’s profit in agriculture trading area.

On April 19, 2013, we established Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”) to engage in the business of producing kiwi fruit juice, kiwi puree and cider beverages, etc. The total estimated investment was 294 million. We are now building fruit juice production lines, vegetable and fruit flash freeze facility, R&D center and office building. We plan to compete the construction in the second quarter of 2017.

Suizhong Project

On July 15, 2011, SkyPeople entered into a Letter of Intent with the People’s Government of Suizhong County, Liaoning Province, to establish a fruit and vegetable industry chain and further processing demonstration zone in Suizhong County, Liaoning Province (the “Suizhong project”).

The Suizhong project may include one or more of the following: the construction and operation of fruit juice production lines, vegetable and fruit flash freeze facility, refrigeration storage facility and warehouse, a world class food safety testing center, fruit and vegetable modern supply chain and e-commerce platform, fruit and vegetable finished products processing center and exhibition center.

The Company has made partial payment to acquire land use rights from the local government, purchase equipment and build facilities. The Company is currently in the process of building up facilities and purchasing equipment. As of date of this report, the Company has finished construction of an office building, dormitory, refrigeration storage facility and warehouse. Due to heavy competition in the concentrated fruit juice business in China, the construction work on this project is currently suspended.

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

We sell our Hedetang branded bottled fruit juice beverages and fruit cider beverages domestically primarily to supermarkets in the PRC through distributors, and we also export our Hedetang branded bottled fruit juice beverages outside of China directly or indirectly through distributors.

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

The shipping and handling expenses of $4,400,044 and $1,883,201 for fiscal years 2015 and 2014, respectively, are reported in the Consolidated Statement of Comprehensive Income as a component of selling expenses. In 2015, to promote sales, the Company paid most of the shipping and handling expenses that were previously charged to customers, resulting in an increase in shipping and handling expenses in 2015 as compared to 2014.

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

The government owns all of the land in the PRC.  Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government.  Accordingly, we paid for land use rights in advance and such prepayments are being amortized and recorded as expenses using the straight-line method over the use terms of the lease, which are 40 to 50 years.  The amortization expenses were $1,672,100 and $186,687 for 2015 and 2014, respectively.

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

Research and Development

In 2015 and 2014, the Company suspended four research and development agreements with research institutions. Our research and development costs were $0 in fiscal 2015 and 2014 respectively. We are now conducting our research and development in house and related expenses are recorded in the general and administrative expenses.

Other Income (Expense)

Other income (expense) consists of interest we earn on our cash and cash equivalents, interest expenses on our short-term bank loans from Chinese local banks, government subsidies and other miscellaneous income or expenses.

Provision for Income Taxes

Our provision for income taxes primarily consists of corporate income taxes related to profits earned in the PRC from sales of our products. All our Chinese subsidiaries were subject to a tax rate of 25%. Our consolidated income tax rate was effectively 54% and 33% in 2015 and 2014, respectively. The increase in consolidated income tax rate was mainly due to an increase in non-cash expenditures in 2015 compared to 2014, which are not tax deductible expenses.

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

Other comprehensive income for the year ended December 31, 2015 and 2014 represented foreign currency translation adjustments and were included in the consolidated statements of comprehensive income.

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

During the fiscal year 2015, the Company’s subsidiary Yinkou had no production activities due to a market demand decline for concentrated apple juice, and Yinkou also had no production in year 2016 since it had difficulty in remaining competitive in apple juice market. The Company decided to recognize an impairment loss of $2.38 million with respect to the concentrated fruit juice production equipment in Yingkou, which has not operated in the past two years.

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

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. Bad debt expense was $2,326,194 and $676,784 during the years ended December 31, 2015 and 2014, respectively. Our credit term for distributors with good credit history is from 30 days to 120 days. As of December 31, 2015 and 2014, accounts receivables of $2,801,211 and $6,001,247 have been outstanding for over 120 days.

Government Subsidies

A government subsidy is recognized only when the Company complies with any conditions attached to the grant and there is reasonable assurance that the grant will be received.

The government subsidies recognized were $1,204,649 and $661,655 for the years ended December 31, 2015 and 2014 respectively, and are included in other income.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis, which amends the analysis required to determine whether to consolidate certain types of legal entities such as limited partnerships, limited liability corporations, and certain securitization structures. The new guidance was effective for us beginning in the first quarter of 2016. Application of the new guidance did not impact our financial statements or related disclosures.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which requires the acquirer in a business combination to recognize measurement-period adjustments in the period in which it determines the amount of the adjustment. The new guidance was effective for us in the first quarter of 2016. Application of the new guidance did not impact our financial statements or related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Comparison of Operation Results of years ended December 31, 2015 and 2014

Revenue

The following table presents our consolidated revenues for our main products for the fiscal years 2015 and 2014, respectively, (in thousands):

	Year ended December 31,		% of
	2015	2014	change
Concentrated apple juice and apple aroma	$19,807	$15,209	30%
Concentrated kiwifruit juice and kiwifruit puree	9,203	7,459	23%
Concentrated pear juice	13,426	20,627	(35)%
Fruit juice beverages	44,004	47,802	(8)%
Fresh fruits and vegetables	-	3,862	(100)%
Other	1	4,101	(100)%
Total	$86,441	$99,060	(13)%

Revenue decreased from $99.6 million in 2014 to $86.4 million in 2015, representing a decrease of 13% or $12.6 million. This decrease was primarily due to a decrease in sales in fruit beverages, fresh fruits and vegetables and other products, which was partially offset by an increase in sales in concentrated apple juice and apple aroma and concentrated kiwifruit juice and kiwifruit puree.

Sales generated from apple related products increased from $15.2 million in 2014 to $19.8 million in 2015, representing an increase of 30%. During 2015 and 2014, we sold 16,537 and 12,222 tons of concentrated apple juice and apple aroma, representing an increase of 35.3% in the amount of apple-related products sold. The primary reason for the increase in revenue generated from apple-related products was the 33% increase in amount of products sold, which was partially offset by the decrease in selling price for apple-related products in 2015 as compare to 2014. In 2014 and 2015, the purchasing price of fresh apple went up, but the sales price of concentrated apple related products was low, so our YingKou factory did not operate its concentrated apple juice production facilities. In 2015, we recorded impairment expenses of $2.4 million of machinery of Yingkou factory.

Sales from concentrated kiwifruit juice and kiwifruit puree increased by 23%, from $7.5 million in 2014 to $9.2 million in 2015. During 2015 and 2014, we sold 6,598 and 7,226 tons of concentrated kiwifruit juice and kiwifruit puree. The increase of revenue generated from kiwi-related products was mainly due to an increase in the selling price of kiwi-related products in 2015 as compared to 2014 as the demand of kiwi related products increased in the international market while the supply of the fresh fruits was lower.

Sales of concentrated pear juice decreased by 35%, from $20.6 million in 2015 to $13.4 million in 2014. During 2015 and 2014, we sold 12,409 and 16,459 tons of concentrated pear juice, respectively, representing a decrease of 24.6%. The decrease of revenue generated from concentrated pear juice was mainly due to the decreased amount of concentrated pear juice sold. During the third quarter of 2015, unexpected weather conditions caused a lower amount of available raw material supplies. As a result, the squeezing season started later than usual, and the production amount was lower.

Sales from our fruit juice beverages decreased from $47.8 million in 2014 to $44.0 million for 2015, representing a decrease of 8%. The decline in revenues during 2015 was mainly due to a decrease in the in-store retail prices of our products as a result of heavy competition in China market, as consumers increased their fruit juice beverage purchases through on-line home delivery of groceries.

Sales from our fresh fruits and vegetables was $3.9 million in 2014, and we did not have sales from fresh fruits and vegetables in 2015. As the supply purchase price of fresh fruits and vegetables was higher and sales price was lower in 2015, the Company did not operate this segment to avoid the high risk and low margin.

Sales from our other products were $4.1 million in 2014, and we did not have sales from other products in 2015. The amount of sales of other products is expected to be unstable and is generally not indicative of our future sales of other products.

Gross Margin

	2015		2014
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$1,635	8%	$2,256	15%
Concentrated kiwifruit juice and kiwifruit puree	1,544	17%	2,311	31%
Concentrated pear juice	4,764	35%	5,148	25%
Fruit juice beverages	18,181	41%	17,241	36%
Fresh fruits and vegetables	-	-%	1,121	29%
Others	1	100%	1,200	29%
Total	$26,125	30%	$29,277	30%

Gross profit decreased from $29.3 million in 2014 to $26.1 million 2015 due to a decrease in revenue. The gross profit margin was 30% for 2015 and 2014, respectively.

Gross margin for concentrated apple juice and apple aroma were 8% for 2014 and 15% for 2014, primarily due to lower selling price of concentrated apple juice as a result of heavy competition and lower market demand.

Gross margin for concentrated kiwifruit juice and kiwifruit puree were 17% for 2015 and 31% for 2014, primarily due to higher cost of fresh kiwi purchased in 2015 as compared to 2014.

Gross margin for concentrated pear juice increased from 25% for 2014 to 35% for 2015 primarily due to an increase in selling price in 2015 as compared to 2014.

Gross margin of fruit juice beverages increased from 36% in 2014 to 41% in 2015 primarily due to a decrease in the purchase prices of raw materials.

Gross margin for fruits and vegetables was 29% in 2014. We did not sell fresh fruits and vegetables in 2015.

Gross margin for other products was 29% in 2014. Given the relatively low amount of production and sales of other products, their gross margin is expected to be unstable. We did not sell other products in 2015.

Operating Expenses

The following table presents consolidated operating expenses and operating expenses as a percentage of revenue for 2015 and 2014, respectively:

	2015		2014
	Amount	% of revenue	Amount	% of revenue
General and administrative	$10,684,077	12%	$6,134,623	6%
Selling expenses	5,196,657	6%	5,699,475	6%
Research and development	-	-	-	-%
Total operating expenses	$15,880,734	8%	$11,834,098	12%

General and administrative expenses increased by $4.5 million or 74% to $10,684,077 in 2015 from $6,134,623 in 2014. The increase in general and administrative expenses was mainly due to an increase in salary expenses resulting from an increase in the headcount of our management staff. In addition, the Company recorded $2.4 million impairment expenses mainly related to the equipment in Yongkou factory, which ceased operations in 2014 and 2015 due to lower market demand for concentrated apple juice and higher raw material purchase prices.

Selling expenses decreased to $5,196,657 in 2015 as compared to $5,699,475 for 2014, a decrease of 9% or $502,818, mainly due to reduced amount of sales generated during 2015.

During 2015 and 2014, the Company incurred $0 research and development expense. In 2014 and 2015, the Company suspended four research and development agreements with research institutions and currently concentrating on continuing to build up our internal research and development team, of which related expenses are recorded in general and administrative expenses.

Income from Operations

Income from operations decreased to $10,244,067 for 2015 from $17,442,410 in 2014, representing a decrease of $7,198,343, or 41%. The decrease of income from operations was mainly due to a 13% decrease in revenue and an 18% increase in total operating expenses.

Other Expense, Net

Other expense, net was $2,329,867 for 2015, compared to $4,480,043 for 2014. As we have been recognized as a High and New Technology Enterprise in Shaanxi Province for the past four years, the local government has granted us various subsidies, such as tax reimbursement for export. Subsidy income increased from $661,655 in 2014 to $1,204,649 in 2015. Subsidy income represents the value-added tax rebates provided on our exports. The decrease of interest expenses from $4,547,914 in 2014 to $3,885,018 in 2015, representing a decrease of 662,896 or 15% was primarily due to lower interest rate on our bank loans in 2015 as compared to 2014. Consulting fees related to a capital lease was $1,413 in 2015 as compared to $1,260,255 in 2014, as the capital lease was started in 2014 and related fee was higher in the first year.

Income Taxes

Our provision for income taxes decreased from $4,331,551 in 2014 to $4,267,350 in 2015. The decrease in income tax provision was mainly due to the reduced amount of income before tax generated in 2015 as compared to that in 2014. Our consolidated income tax rate was 54% and 33% for the twelve months ended December 31, 2015 and 2014, respectively. The increase in our consolidated income tax rate was mainly due to an increase in non-cash expenditures in 2015 as compared to 2014, which are not tax deductible expenses.

Net Income

Net income for fiscal year 2015 and 2014 were $3,646,850 and $8,630,816, respectively, representing a $4,983,966, or 58%, decrease. The reasons for the decrease are described elsewhere in this report.

Non-controlling Interests

As of December 31, 2014, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). Net income attributable to non-controlling interests, which is deducted from our net income, was $698,115 and $759,368 for 2015 and 2014, respectively.

Net Income Attributable to SkyPeople Fruit Juice, Inc. Stockholders

Net income attributable to SkyPeople Fruit Juice, Inc. Stockholders was $2,948,735 and $7,871,448 in 2015 and 2014, respectively, representing a 63% or $4,922,713 decrease for the reasons described above.

Liquidity and Capital Resources

As of December 31, 2015, we had cash, cash equivalents and restricted cash of $53,086,870, an increase of $21,419,552, or 68%, from $31,667,318, as of December 31, 2014. We believe that projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit will provide the necessary capital to meet our projected operating cash requirements for at least the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity. Our restricted cash of $3,079,956 and $6,537,016 as of December 31, 2015 and 2014, respectively, was used as collateral to obtain a short-term note payable.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $42,276,546 as of December 31, 2015, a decrease of $7,426,745 or 21% as compared to $34,849,801 as of December 31, 2014, mainly due to an increase in cash and inventories, which was partially offset by an increased amount short-term bank loans and accrued expenses.

During 2015, our operating activities incurred net cash inflow of $104,262,788, an increase of $100,086,363, as compared to cash net inflow of $4,176,425 in 2014. Although our net income decreased by $4,983,966 in 2015 as compared to 2014, our non-cash expenses and depreciation, amortization and impairment loss increased by $4,306,410 in 2015 as compared to 2014. In addition, there was cash inflow increase of $14,373,205 from a decrease in accounts receivable in 2015 as compared to $33,012,853 in net cash outflow during 2014. During 2015, the increase of accounts payable generated net cash inflow of $55,414,623 as compared to cash inflow of $14,820,249 in 2014.

Net cash used in investing activities was $20,810,162 and $40,607,798 for fiscal year 2015 and 2014, respectively. Historically, we financed our capital expenditures and other operating expenses through operating cash flows and bank loans. The decrease in net cash used in investing activities was mainly due to a reduced amount of cash spent on the purchase of fixed assets and prepayments for equipment. As of December 31, 2015 and 2014, the balance of short-term bank loans totaled $33,506,838 and $28,243,373, respectively. As of December 31, 2015, interest rates of short-term bank loans ranged from 2.2% to 9.6% per annum. Of this amount, approximately $40 million was secured by the building, machinery and land usage rights of Huludao Wonder, and approximately $30 million was secured by the building, machinery and land usage rights of Yingkou factory.

During 2015, financing activities incurred net cash outflow of $60,411,274 as compared to $5,164,679 in 2014. The increase in cash used in financing activities is mainly due to an increase in repayment of $61,601,527 for a related party loan in 2015.

Off-Balance Sheet Arrangements

On March 10, 2016, the Company filed with the Florida Secretary of State's office an amendment to its Articles of Incorporation. As a result of the Articles of Amendment, the Company authorized and approved an 1-for-8 reverse stock split of the Company’s authorized shares of common stock from 66,666,666 shares to 8,333,333 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the "Reverse Stock Split"). The common stock continues have a par value of $0.001. No changes were made to the number of authorized preferred shares of the Company, which remains as 10,000,000, none of which have been issued. The amendment to the Articles of Incorporation of the Company took effect on March 16, 2016.

On March 11, 2016, Skypeople Juice International Holding (HK) Limited (the “Skypeople HK”), a wholly owned subsidiary of SkyPeople Fruit Juice, Inc. (the "Company") and a 99.78% owner of SkyPeople Juice Group Co., Ltd. (“Skypeople China”) entered into a Share Transfer Agreement and a Capital Contribution (the “Agreements”) with Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd. (the “TSD”), a limited liability corporation registered in China.

Skypeople HK incorporated Skypeople China in Shaanxi Province, China on March 13, 2012 and pursuant to the approval certificate and business license of Skypeople China, SkyPeople HK was required to contribute RMB 427,000,000 (approximately $65,698,308) and Hongke Xue, a director of the Company (“Xue”) was required to contribute RMB 1,000,000 (approximately $153,846) to Skypeople China, and Skypeople HK. As a result, upon the consummation of the transaction, Hongke Xue would own 427,000,000 shares (99.78%) and 1,000,000 shares (0.22%) of Skypeople China, respectively. As of March 10, 2016, Skypeople HK had contributed RMB 314,190,900 (approximately $48,337,062) to Skypeople China but had not contributed the remaining RMB 112,809,100 (approximately $17,355,246) as the payment for 112,809,100 shares of Skypeople China.

Pursuant to the Agreements, TSD shall acquire 112,809,100 shares of Skypeople China from Skypeople HK and shall make a total capital contribution RMB 131,761,028.80 (approximately $20,270,928) to Skypeople China, which is calculated based upon 8 times Skypeople China’s net profit per share for 2014 (about RMB 0.146 per share), then multiplied by 112,809,100 shares. RMB 112,809,100 out of the RMB 131,761,028.80 (the "Capital Contributions") shall be used as payment for outstanding capital contribution due to Skypeople China by Skypeople HK and the remaining RMB 18,951,928.80 (approximately $2,915,681) shall be used as additional capital contribution to Skypeople China and shall be deposited into Skypeople China’s capital surplus account. TSD paid the full Capital Contributions to Skypeople China upon the effectiveness of the Agreements and the shares were transferred upon payment being completed, resulting in TSD shall owning 112,809,100 shares, or 26.36%, of Skypeople China.

On June 15, 2016, Hedetang Holdings Co., Ltd. (the “Hedetang”), a wholly owned subsidiary of SkyPeople Fruit Juice, Inc. (the "Company") entered into a Share Transfer Agreement (the “Agreement”) with Shaanxi New Silk Road Kiwifruit Group Inc. ( the “NSR”), a limited liability corporation registered in China. Pursuant to the Agreement, NSR will acquire 51% of the equity shares of Shaanxi Guoweiduomei Beverage Co. Limited, a wholly owned subsidiary of Hedetang (the "Shares"). The tentative total transfer price for the Shares is 300 million RMB (approximately $46 million) and is subject to and will be settled according to the final price in the valuation report to be issued by an appraisal firm jointly engaged by both parties. NSR shall pay the total transfer price to Hedetang within six months of the effective date of the Agreement. If NSR fails to pay the total transfer price within 6 months due to the delay of the approval process from the local authority, NSR can receive a payment extension for up to twelve months from the effective date of the Agreement upon the negotiation and agreement by the parties. Because NSR is a state-owned enterprise in China and its investment needs to be approved by a higher level administrative authority in China, NSR has the right to terminate the Agreement unilaterally if it fails to receive the approval from such administrative authority within one year from the date of this Agreement. As of the date of this report, we have not yet received payment from NSR.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Registrant’s Certifying Accountant

On December 30, 2014, SkyPeople Fruit Juice, Inc. (the “Company”) dismissed its independent registered public accounting firm, Paritz & Company, P.A. (“Paritz”), from its engagement with the Company with immediate effect. The decision to dismiss Paritz as the Company’s independent registered public accounting firm was recommended by the audit committee of the board of directors of the Company (the “Audit Committee”), and approved by the board of directors of the Company (the “Board of Directors”) on December 30, 2014. During the Company's fiscal years ended December 31, 2013, 2012 and 2011 and the subsequent periods through the effective date of the dismissal of Paritz, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreement, if not resolved to the satisfaction of Paritz, would have caused Paritz to make reference thereto in its reports on the Company’s consolidated financial statements for such periods. There have been no reportable events as provided in Item 304(a)(1)(v) of Regulation S-K during the Company’s fiscal years ended December 31, 2013, 2012 and 2011 and any subsequent interim period, including the interim period up to and including the effective date of the dismissal of Paritz.

On December 31, 2014, the Company engaged Armanino LLP (“Armanino”) to serve as its independent registered public accounting firm with immediate effect. The decision to engage Armanino as the Company’s independent registered public accounting firm was recommended by the Audit Committee and approved by the Board of Directors on December 30, 2014.

On April 12, 2016, the Board of Directors of the Company dismissed Armanino as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2015, effectively immediately. During the Company's fiscal years ended December 31, 2014 and the subsequent periods through the effective date of the dismissal of Armanino, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreement, if not resolved to the satisfaction of Armanino, would have caused Armanino to make reference thereto in its reports on the Company’s consolidated financial statements for such periods. There have been no reportable events as provided in Item 304(a)(1)(v) of Regulation S-K during the Company’s fiscal year ended December 31, 2014 and any subsequent interim period, including the interim period up to and including the effective date of the dismissal of Armanino.

On April 12, 2016, the Audit Committee approved the engagement of Wei, Wei & Co., LLP (“Wei & Wei”) as the Company's independent registered public accounting firm, effective immediately. The Audit Committee also approved Wei & Wei to act as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2015 and December 31, 2016.

On September 19, 2016, the Company received a letter from Wei & Wei stating that it would cease its services as the independent registered public accounting firm of the Company, effective from September 19, 2016. During the period of Wei & Wei’s engagement, there were no disagreements between the Company and Wei & Wei on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to satisfaction of Wei & Wei, would have caused Wei & Wei to make reference thereto in its reports on the Company’s consolidated financial statements for such periods. There were no reportable events as provided in Item 304(a)(1)(v) of Regulation S-K during the term of the engagement.

On September 22, 2016, the Audit Committee of Board of Directors of the Company approved the engagement of Jia Roger Qian Wang, CPA (“Roger Wang”) as the Company's independent registered public accounting firm, effectively immediately. The Audit Committee also approved Roger Wang to act as the Company’s independent registered public accounting firm for the fiscal years ending December 31, 2015 and 2016.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2015.

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

During fiscal year 2015, we adopted various procedures to improve our disclosure controls and procedures as well as our internal controls over financial reporting. Such procedures include procedures related to sales, purchase, inventory, fixed assets purchase, monthly closing procedures as well as transparency enhancing procedures governing related party transactions. Pursuant to our policy and procedures, related parties to a transaction with the Company are required to disclose and confirm any affiliation at the end of the relevant quarter end and sign the related party transaction disclosure list.

Management, including the participation of our CEO and CFO, took into consideration of the third party internal control consultant’s suggestions when carrying out their evaluation of effectiveness of internal control.

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Management assessed our internal control over financial reporting as of December 31, 2015. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting as of December 31, 2015 was effective.

The Company continues to make efforts to implementing our existing and newly adopted procedures to improve our disclosure controls and internal controls over financing reporting.

Changes to Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of March 25, 2015 the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Hongke Xue (1)	43	Chairman of Board of Directors, Chief Executive Officer
Yongke Xue (2)	48	Director
Hanjun Zheng	43	Interim Chief Financial Officer
Guolin Wang (3)	52	Director
Johnson Lau (3)(4)	42	Director
Fuyou Li (3)(5)	62	Director

(1)	On September 2, 2016, the Board appointed Hongke Xue to serve as the Chief Executive Officer of the Company and Chairman of the Board. Mr. Hongke Xue previously served as the Company’s Chief Executive Officer from February 18, 2013 to December 24, 2014. Mr. Hongke was reappointed as the Company’s Chief Executive Officer on September 2, 2016.
(2)	On September 2, 2016, Mr. Yongke Xue resigned from his position as the Chief Executive Officer of the Company and Chairman of the Board of the Directors of the Company. Mr. Yongke Xue was appointed Chief Executive Officer on December 24, 2014, and resigned as Chief Executive Officer of the Company on September 2, 2016.
(3)	Member of the audit committee and compensation committee.
(4)	Johnson Lau was appointed a member of the Board of Directors of the Company on December 23, 2014.
(5)	Fuyou Li was appointed a member of the Board of Directors of the Company on May 8, 2015.

Yongke Xue, Director

Mr. Yongke Xue served as our Chief Executive Officer from February 26, 2008 to February 18, 2013. Mr. Xue was reappointed the Chief Executive Officer on December 24, 2014. On September 2, 2016, Mr. Yongke Xue, resigned from his position as the Chief Executive Officer of the Company and Chairman of the Board of the Directors of the Company. Mr. Yongke Xue remains as a director of the Board.  Mr. Yongke Xue has served as the director of SkyPeople (China) since December 2005. Mr. Xue served as the general manager of Hede from December 2005 to June 2007. Prior to that, he served as the business director of the investment banking division of Hualong Securities Co., Ltd. from April 2001 to December 2005. He also acted as the vice general manager of Shaanxi Huaye Foods Co., Ltd. from July 1998 to March 2001. Mr. Xue graduated from Xi’an Jiaotong University with an MBA in 2000. Mr. Xue graduated with a Bachelor’s degree in Metal Material & Heat Treatment from National University of Defense Technology in July 1989. The Board believes that Mr. Xue’s vision, leadership and extensive knowledge of the Company is essential to the development of its strategic vision.

Hongke Xue, Director and Chief Executive Officer

Mr. Xue Hongke is a brother of Mr. Xue Yongke. On September 2, 2016, the Board appointed Hongke Xue to serve as the Chief Executive Officer of the Company and Chairman of the Board. He previously served as our Chief Executive Officer of the Company from February 18, 2013 to December 24, 2014, and the chairman of the Board of Directors and the Chief Executive Officer of SkyPeople Juice Group Co., Ltd., a 99.78% indirectly owned operating subsidiary of the Company ("SkyPeople (China)"), since 2003. Mr. Xue Hongke has been serving as our director since February 18, 2013. The Company is a holding company and conducts its business substantially through SkyPeople (China) and its subsidiaries and branch officers in China. Prior to that, Mr. Hongke Xue served as the Chief Executive Officer of Tangshan Fengyuan Metal Products, a sino-foreign joint venture, from March 2002 to March 2003. Prior to that, he served as the general manager of Baoji Industrial Products Co., Ltd., a wholly foreign owned enterprise, from April 2001 to March 2002, and deputy general manager of Shaanxi DePu Industry and Trade Co., Ltd. from October 1997 to April 2001. H. K. Xue received a bachelor degree in business management from Lanzhou University of Finance and Economics in July 1995. H. K. Xue's experience in management and corporate development and his experience with fruit juice industry, the development and sale of products will enable him to provide effective leadership to continue to grow the Company's business. The Board believes that Mr. Hongke Xue’s experience in the Company’s business operations are crucial to the success of the Company.

Hanjun Zheng, Interim Chief Financial Officer

Mr. Hanjun Zheng was appointed by the Board as Chief Financial Officer on November 27, 2015. Since December, 2009, Mr. Zheng has been serving as the Chief Financial Officer of SkyPeople Juice Group Co., Ltd. a company organized under the laws of China and a 99.78% indirectly-owned subsidiary of the Company. Mr. Zheng was the deputy general manager at Jingyang Branch of SkyPeople Juice Group Co., Ltd. from March, 2006 to November 2009. From May, 1994 to February, 2006, Mr. Zheng was the Financial Accounting Manager at Shaanxi Provincial Fruit Juice Processing Factory, a state-owned enterprise in Shaanxi, China.Mr. Zheng earned his bachelor degree in accounting by passing Chinese National Self-Examination in Financial Accounting in 1996. Mr. Zheng graduated from Shaanxi Technical College of Finance and Economics and received his junior college degree in Financial Accounting in 1994. Mr. Zheng received additional training in Advanced Business Management and Advanced Financial and Accounting Management at Jiaotong University in March, 2011 and July, 2012, respectively. There is no family relationship between Mr. Zheng and any of the Company’s directors and officers. The Board believes that Mr. Zheng’s strong experience in accounting and financial reporting is important to the Company since the Company is listed in the United States.

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

Mr. Lau is the Chief Financial Officer of China Golden Classic Group Limited (“China Golden”), a company listed in Hong Kong Stock Exchange Limited (HKEX: 8281.HK).. Mr. Lau is a Certified Public Accountant of the Hong Kong Institute of Certified Public Accountants and CPA Australia. Mr. Lau has over 19 years of experience in the accounting profession. Mr. Lau started his career in Deloitte in Hong Kong and Beijing from 1997 to 2004. Prior to joining China Golden in July 2015, Mr. Lau worked in various public companies in the United States and England as Director of Finance and CFO for over ten years. He holds a bachelor degree in commerce from Monash University, Australia. The Board believes that Mr. Lau’s extensive knowledge and experience in accounting and his public company experience is important to the Company’s internal controls and financial reporting and its status as a US traded public company.

Fuyou Li, Director

On May 8, 2015, the Company’s Board of Directors appointed Mr. Fuyou Li as a member of the Company’s Board of Directors effective as of that date. The Board of Directors also appointed Mr. Li as a member of both audit committee and compensation committee to replace Mr. Lu. Mr. Li, age 62, graduated from Xi’an Jiaotong University with a doctor's degree in economics. He has taught international finance as a professor in Xi’an Jiaotong University for the past 5 years. In determining that Mr. Li should serve on the Company’s Board of Directors, the Board considered, among other qualifications, his professional background and expertise in international finance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that directors, certain officers of the Company and ten percent shareholders file reports of ownership and changes in ownership with the Commission as to the Company’s securities beneficially owned by them. Such persons are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons, the Company believes that, other than as described above, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended December 31, 2015.

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

Committees of the Company’s Board of Directors

The Board held four regularly scheduled and special meetings during fiscal year 2015. All of the directors attended (in person or by telephone) all of the Board meetings and any committees of the Board on which they served during the fiscal year. Directors are expected to use their best efforts to be present at the shareholders annual meeting. All of our directors attended the November 19, 2015 shareholders annual meeting.

Audit Committee

On April 25, 2008, the Board formed an audit committee. Messrs. Lau, Li and Wang currently serve on the audit committee, which is chaired by Mr. Lau. Each member of the audit committee is “independent” as that term is defined in the rules of the SEC and within the meaning of such term as defined under the rules of the NASDAQ Global Market. The Board has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee. The audit committee held four meetings during fiscal year 2015. Our Board has determined that Mr. Lau is an “audit committee financial expert,” as defined under the applicable SEC rules.

Compensation Committee

On April 25, 2008, the Board formed a compensation committee. Messrs. Lau, Li and Wang currently serve on the compensation committee, which is chaired by Mr. Lau.  Each member of the compensation committee is “independent” as that term is defined in the SEC rules and within the meaning of such term as defined under the rules of the NASDAQ Global Market, a “nonemployee director” for purposes of Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. No interlocking relationship exists between the Board or the compensation committee and the Board or compensation committee of any other company, nor has any interlocking relationship existed during the last fiscal year. The compensation committee held one meeting during fiscal year 2015.

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

Family Relationships

Mr. Yongke Xue, a member of the Board of Directors, is the brother of Mr. Hongke Xue, the chairman of our Board and our Chief Executive Officer.

ITEM 11 – EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Objectives

We operate in a highly competitive and rapidly changing industry. The key objectives of our executive compensation programs are to:

●	attract, motivate and retain executives who drive our success and industry leadership; and provide each executive, from vice president to CEO, with a base salary on the market value of that role, and

●	the individual’s demonstrated ability to perform that role.

2011 Stock Incentive Plan

On August 18, 2011, upon board recommendation, at the annual meeting of the shareholders, our shareholder approved a Stock Incentive Plan (the “Plan”). The purpose of the Plan is to provide an additional inducement for selected employees, consultants and non-employee directors who provide services to the Company, to reward such selected individuals by providing an opportunity to acquire incentive awards, and to provide a means through which we may attract able persons to enter the employment of, or engagement, with the Company. Up to 1,000,000 shares of Common Stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the Plan.

The Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and incentive compensation awards paid in cash or Stock to selected employees, consultants and non-employee directors of the Company. Options granted under the Plan may be “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified options, and will be designated as such. At present, there are approximately 250 employees and consultants and three non-employee directors eligible to participate in the Plan. The Plan will be administered by the Board of Directors or a committee of the Board. The administrator will have complete discretion to select the optionees and to establish the terms and conditions of each option, subject to the provisions of the Plan.

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

Summary Compensation of Named Executive Officers

Our executive officers do not receive any compensation for serving as executive officers of Pacific or us. However, except for our former CEO, the remaining executive officers are compensated by and through SkyPeople (China). Our former CEO, Yongke Xue, has not received any compensation from us or any of our subsidiaries for his services in the past three years. The following table sets forth information concerning cash and non-cash compensation paid by SkyPeople (China) to our named executive officers for 2015 and 2014, respectively.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue (1)	12/31/2015	-	-	-	-	-	-	-	-
Yongke Xue (1)	12/31/2014	-	-	-	-	-	-	-	-

Hongke Xue (1)	12/31/2015	-	-	-	-	-	-	-	-
Hongke Xue (1)	12/31/2014	-	-	-	-	-	-	-	-

Xin Ma	12/31/2015	$43,438	-	-	-	-	-	-	$43,438
Xin Ma	12/31/2014	$58,000	-	-	-	-	-	-	$58,000

Hanjun Zheng(2)	12/31/2015	$11,662							$11,662
	12/31/2014	$11,721							$11,721

(1)	Mr. Yongke Xue resigned as CEO of the Company on February 18, 2013 and Mr. Hongke Xue was appointed as the CEO of the Company at the same time. Mr. Hongke Xue resigned as CEO on December 24, 2014, and Mr. Yongke Xue was reappointed as the CEO of the Company at the same time. Mr. Yongke Xue resigned as CEO on September 2, 2016, and Mr. Hongke Xue was appointed to the same position at that time.

(2)	Mr. Hanjun Zheng was appointed by the Board as Interim Chief Financial Officer on November 27, 2015.

Outstanding Equity Awards at December 31, 2015

The following table presents certain information concerning outstanding equity awards held by each of our named executive officers at December 31, 2015.

Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Yongke Xue	-	-	-	-	-
Hongke Xue	-	-	-	-	-
Hanjun Zheng	-	-	-	-	-

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

There was no change to the compensation to our directors in 2015. The following table sets forth information concerning cash and non-cash compensation paid by us to our directors during 2015.

Name	Fees Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue	—	—	—	—	—	—	—
Hongke Xue	—	—	—	—	—	—	—
Guolin Wang	17,691	—	—	—	—	—	17,691
Fuyou Li(1)	$17,691	—	—	—	—	—	$17,691
Johnson Lau (2)	$25,000	—	—	—	—	—	$25,000

(1)	On May 8, 2015, the Company’s Board of Directors appointed Mr. Fuyou Li as a member of the Board of Directors and a member of both audit committee and compensation committee. Mr. Li is entitled for US$8,850 per annum as compensation for his service as director of SkyPeople.

(2)	On December 23, 2014, the Board appointed Johnson Lau as a member of the Board of Directors of the Company and also the Chairman of Audit committee. Mr. Lau is entitled for US$25,000 per annum as compensation for his service as director of SkyPeople.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is our equity compensation plan information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders (1)	-	N/A	(2)	1,000,000
Equity compensation plans not approved by security holders	-	$ N/A		-
Total	-	-		1,000,000

(1)	Consists of Stock Incentive Plan, which was approved by the Company’s shareholders at its annual meeting August 18, 2011.

(2)	The exercise price of options granted and stock appreciation rights under the Plan may be no less than the fair market value of the Company’s Stock on the date of grant. Since no options have been granted under the plan, the weighted-average exercise price is not available.

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of November 22, 2016 by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and all of our directors and

●	executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 4,061,090 shares of our Common Stock outstanding as of November 22, 2016.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of November 22, 2016 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of November 22, 2016 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o SkyPeople Fruit Juice, Inc., 16/F, China Development Bank Tower, No. 2 Gaoxin 1st Road, Xi’an, Shaanxi Province, PRC 710075.

Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors, Named Executive Officers and 5% Shareholders
Yongke Xue (1)	2,337,155	57.5%
Hongke Xue	—	—
Guolin Wang	—	—
Hanjun Zheng	—	—
Fuyou Li	—	—
Johnson Lau	—	—
All current directors and executive officers as a group (6 persons)	2,337,155	57.5%

(1)	Consists of (i) 1,671,955 shares owned by directly by Golden Dawn International Limited and Everlasting Rich Limited, both wholly-owned subsidiaries of SkyPeople International Holdings Group Limited (“SP International”), a Cayman Islands company, and China Tianren Organic Food Holding, an indirect wholly-owned subsidiary of SP International; and (ii) 665,200 shares held directly by SP International. Yongke Xue is the sole indirect owner of SP International.

* Less than one percent.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For details of related party transactions, see Note 11 “Related Party Transaction” to our consolidated financial statements.

Director Independence

We currently have five directors. Three of our current directors, Messrs. Guolin Wang, Johnson Lau and Fuyou Li are determined by our Board to be “independent directors” as defined under the rules of the NASDAQ Global Market, constituting a majority of independent directors of the Board as required by the rules of the NASDAQ Global Market.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years 2015 and 2014. All of the services described in the following fee table were approved in conformity with the audit committee’s pre-approval process.

	2015	2014
Audit Fees	$321,113	$144,000
Tax Fees	10,714	6,500
All Other Fees	—	—
Total	$331,827	$150,500

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by Armanino LLP (“Armanino”), Jia Roger Qian Wang CPA (“Roger”) and Wei, Wei & Co., LLP (“Wei & Wei”).

Roger and Armanino provided professional services for the audit of our fiscal 2015 and 2014 annual financial statements, respectively.

Roger provided professional services for the audit of our fiscal year 2015 financial statements and $100,000 was billed for the audit of consolidated financial statements for fiscal 2015.

Armanino provided professional services for the audit of our fiscal 2014 annual financial statements, and the company paid $144,000 for the service fees billed for fiscal year 2014. In 2015,the company paid $60,700 to Armanino for audit services provided for fiscal year 2015. Armanio did not issue any reports on the Company’s consolidated financial statements, and there were no disagreements between the Company and Armanino on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

The Company engaged Wei & Wei during the period from April 12, 2016 to September 19, 2016 (the “Engagement Period”), and paid a total of $145,538. During the Engagement Period, Wei & Wei did not issue any reports on the Company’s consolidated financial statements, and there were no disagreements between the Company and Wei & Wei on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

Tax Fees

The amounts set forth opposite “Tax Fees” above reflect the aggregate fees billed for fiscal 2015 and 2014 for professional services rendered for tax compliance and return preparation. The compliance and return preparation services consisted of the preparation of original and amended tax returns and support during the income tax audit or inquiries.

The Board audit committee’s policy is to pre-approve all audit services and all non-audit services that our independent accountants are permitted to perform for us under applicable federal securities regulations. The audit committee’s policy utilizes an annual review and general pre-approval of certain categories of specified services that may be provided by the independent accountant, up to pre-determined fee levels. Any proposed services not qualifying as a pre-approved specified service, and pre-approved services exceeding the pre-determined fee levels, require further specific pre-approval by the audit committee. The audit committee has delegated to the Chairman of the audit committee the authority to pre-approve audit and non-audit services proposed to be performed by the independent accountants. Our audit committee was established in April 2008. Therefore, all the services provided by our auditors in fiscal years 2015 and 2014 were pre-approved by the audit committee.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENTS:

The following financial statements, including notes thereto and the independent auditors’ report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page F-1 hereof:

1.	Management’s Report on Internal Control over Financial Reporting
2.	Report of Independent Public Registered Accounting Firm
3.	Consolidated Balance Sheets
4.	Consolidated Statements of Income and Comprehensive Income
5.	Consolidated Statements of Shareholders’ Equity
6.	Consolidated Statements of Cash Flows
7.	Notes to Consolidated Financial Statements

(b)          EXHIBITS:

Exhibit Index

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of February 22, 2008 by and among Pacific Industry Holding Group Co., Ltd., “Pacific,” Terrence Leong, SkyPeople Fruit Juice, Inc., the “Registrant,” and the shareholders of Pacific. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on February 28, 2008, the “February 28, 2008 8-K”.
3.1	Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Commission on March 3, 2008, the “March 3, 2008 8-K.”
3.2	Articles of Amendment to Articles of Incorporation dated October 28, 2009. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on October 29, 2009.
3.3	Certificate of Designations, Preferences and Rights of the Registrant’s Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the February 28, 2008 8-K.
3.4	Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.2 to the February 28, 2008 8-K.
3.5	Bylaws of Entech, Inc. Incorporated by reference to Exhibit 3.5 to the March 3, 2008 8-K.
3.6	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on May 23, 2008. Incorporated by reference to Exhibit 3.6 to our Annual Report on Form 10-K for the year ended December 31, 2008, the “2008 10-K.”
3.7	Amendment of Article VII of the By-law. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on July 14, 2011.
3.8	Bylaws of SkyPeople Juice, Inc. Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011.
3.9	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 10, 2016. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016.
4.1	Warrant to purchase 5,338,236 shares of the Registrant’s Common Stock issued to Barron Partners LP, dated June 2, 2009, Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-159959, filed with the Commission on June 12, 2009, the “June 2009 S-1,”, as amended by Warrant to purchase 1,192,883 shares of the Registrant’s Common Stock issued to Barron Partners LP, dated June 2, 2009, Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.
4.2	Warrant to purchase 970,588 shares of the Registrant’s Common Stock issued to Barron Partners LP, dated June 2, 2009, Incorporated by reference to Exhibit 4.2 to the June 2009 S-1, as amended by Warrant to purchase 1,192,883 shares of the Registrant’s Common Stock issued to Barron Partners LP, dated June 2, 2009, Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.
4.3	Warrant to purchase 161,764 shares of the Registrant’s Common Stock issued to Eos Holdings, LLC, dated June 2, 2009, Incorporated by reference to Exhibit 4.3 to the June 2009 S-1, as amended by Warrant to purchase 35,451 shares of the Registrant’s Common Stock issued to Eos Holdings, LLC, dated June 2, 2009, Incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.
4.4	Warrant to purchase 29,412 shares of the Registrant’s Common Stock issued to Eos Holdings, LLC, dated June 2, 2009, Incorporated by reference to Exhibit 4.4 to the June 2009 S-1, as amended by Warrants to purchase 35,451 shares of the Registrant’s Common Stock issued to Eos Holdings, LLC, dated June 2, 2009, Incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.

9.1	Voting Trust Agreement, dated as of February 25, 2008, by and among Fancylight Limited and Hongke Xue. Incorporated by reference to Exhibit 9.1 to the March 3, 2008 8-K.
9.2	Voting Trust and Escrow Agreement, dated as of February 25, 2008, by and among Winsun Limited and Sixiao An. Incorporated by reference to Exhibit 9.2 to the March 3, 2008 8-K.
9.3	Voting Trust and Escrow Agreement, dated as of February 25, 2008, by and among China Tianren Organic Food Holding Company Limited and Lin Bai. Incorporated by reference to Exhibit 9.3 to the March 3, 2008 8-K.
10.1	Call Option Agreement between Hongke Xue and Fancylight Limited, dated as of February 25, 2008. Incorporated by reference to Exhibit 10.5 to the March 3, 2008 8-K.
10.2	Share Transfer Agreement by and among Shaanxi Hede Investment Management Co., Ltd. Niu Hongling, Wang Qifu, Wang Jianping, Zhang Wei, Cui Youming and Yuan Ye, dated as of May 31, 2007. Incorporated by reference to Exhibit 10.6 to the March 3, 2008 8-K.
10.3	Exchange Agreement, dated as of May 28, 2009 between the Registrant, Barron Partners LP and Eos Holdings, LLC. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2009, the “June 2009 8-K.”
10.4	Waiver and Release, dated as of May 28, 2009 by Barron Partners LP in favor of the Registrant. Incorporated by reference to Exhibit 10.2 to the June 2009 8-K.
10.5	Waiver and Release, dated as of May 28, 2009 by Eos Holdings, LLC in favor of the Registrant. Incorporated by reference to Exhibit 10.3 to the June 2009 8-K.
10.6	Underwriting Agreement, dated as of October 28, 2009, by and among the Registrant, Roth Capital Partners, LLC, Maxim Group LLC, Barron Partners LP and Eos Holdings, LLC. Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 29, 2009.
10.7	English translation of the Stock Purchase Agreement dated as of November 18, 2009, by and between Shaanxi Tianren Organic Food Co., Ltd. and Xi’an Dehao Investment & Consulting Co., Ltd. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on November 20, 2009 and to the Current Report on Form 8-K/A filed with the Commission on November 25, 2009.
10.8	Warrant to purchase 100,000 of the Registrant’s Common Stock issued to Spring Liu, dated December 9, 2009. Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.
10.9	English translation of the Distribution Agreement dated as of January 8, 2010, by and between Shaanxi Qiyiwangguo Modern Organic Agriculture Co. Ltd. and Beijing Ni’aode Trading Co., Ltd. Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.
10.10	English Translation of Credit Facility Agreement dated June 30, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank Incorporated by reference to Exhibit 10.29 of the 2009 10-K.
10.11	English Translation of Credit Facility Agreement dated November 6, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.30 of the 2009 10-K.
10.12	English Translation of Credit Facility Agreement dated November 24, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.31 of the 2009 10-K.
10.13	English Translation of Credit Facility Agreement dated June 26, 2009 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Commercial Bank of Huludao. Incorporated by reference to Exhibit 10.32 of the 2009 10-K.
10.14	English Translation of Pledge Agreement dated June 26, 2009 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Commercial Bank of Huludao. Incorporated by reference to Exhibit 10.33 of the 2009 10-K.
10.15	English Translation of Credit Facility Agreement dated August 12, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank Incorporated by reference to Exhibit 10.34 of the 2009 10-K.

10.16	English Translation of Credit Facility Agreement dated July 19, 2010 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Huludao Bank Co., Ltd. Incorporated by reference to Exhibit 10.16 of the 2010 10-K.
10.17	English Translation of Credit Facility Agreement dated September 9, 2010 between SkyPeople Juice Group Co. Ltd. And Xi’an Kejilu Branch of China Merchants Bank. Incorporated by reference to Exhibit 10.17 of the 2010 10-K
10.18	English Translation of Credit Facility Agreement dated May 10, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.18 of the 2010 10-K.
10.19	English Translation of Credit Facility Agreement dated February 3, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.19 of the 2010 10-K.
10.20	English Translation of Credit Facility Agreement dated December 6, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.20 of the 2010 10-K.
10.21	English Translation of Credit Facility Agreement dated December 7, 2010 between SkyPeople Juice Group Co. Ltd. and China CITIC Bank, Xi’an Kejilu Branch. Incorporated by reference to Exhibit 10.21 of the 2010 10-K.
10.22	English Translation Of Credit Facility Agreement dated December 30, 2010 Between SkyPeople Juice Group Co. Ltd. and Hi-Tech Industrial Development Zone, Xi' A Branch Of China Construction Bank. Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q filed with the Commission on May 16, 2011.
10.23	A copy of the complaint for the civil action against Absaroka Capital and Kevin Barns as filed by the Company with the United States District Court for the District of Wyoming. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the Commission on July 8, 2011.
10.24	Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 14, 2011.
10.25	Indemnification Agreement Between SkyPeople Juice, Inc. and Yongke Xue. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.26	Indemnification Agreement Between SkyPeople Juice, Inc. and Xiaoqin Yan. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.27	Indemnification Agreement Between SkyPeople Juice, Inc. and Guolin Wang. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.28	Indemnification Agreement Between SkyPeople Juice, Inc. and Spring Liu. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.29	Indemnification Agreement Between SkyPeople Juice, Inc. and John W. Smagula. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.30	Indemnification Agreement Between SkyPeople Juice, Inc. and Norman Ko. Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.31	English translation of Investment/Service Agreement The Yidu Orange Comprehensive Deep Processing Zone (the “Zone”) between Yidu Municipal People’s Government and SkyPeople Juice Group Company Limited dated October 29, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 29, 2012
10.32	English translation of Loan Agreement between SkyPeople Juice Group Co., Ltd. and SkyPeople International Holdings Group Limited dated February 18, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 19, 2013
10.33	Share Exchange Agreement among SkyPeople International Holdings Group Limited, Golden Dawn International Limited, Hongke Xue, Yongke Xue, V.X. Fortune Capital Limited and Kingline International Limited dated September 14, 2012. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the Commission on January 4, 2013.
10.34	Share Charge between China Tianren Organic Food Holding Company Limited, Golden Dawn International Limited and Vandi Investments Limited dated December 28, 2012. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the Commission on January 4, 2013.
10.35	Share Charge between China Tianren Organic Food Holding Company Limited, Golden Dawn International Limited and COFCO (Beijing) Agricultural Industrial Equity Investment Fund dated December 28, 2012. Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed with the Commission on January 4, 2013.
16.1	Letter from Tavarsan Askelson & Registrant LLP dated March 6, 2008. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on March 6, 2008.
16.2	Letter from Child, Van Wagoner & Bradshaw, PLLC dated December 14, 2009. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on December 14, 2009.
16.3	Letter from BDO Limited to dated December 23, 2011. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on December 30, 2011.
16.4	Letter from Paritz & Company to dated December 31, 2014. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on December 31, 2014
21.1	Description of Subsidiaries of the Registrant*
23.1	Consent of Independent Registered Public Accounting Firm.*
23.2	Consent of Independent Registered Public Accounting Firm*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer of Registrant. *
32.2	Section 1350 Certification of Principal Financial Officer of Registrant.*

*Filed herewith

(c)           Other Financial Statement Schedules - None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SkyPeople Fruit Juice, Inc.

By:	/s/ Hongke Xue
Hongke Xue
Chief Executive Officer and Chairman of the Board Directors
(principal executive officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hongke Xue and Hanjun Zheng, and each of them, their attorneys-in-fact and agents, each with the power of substitution, for them in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature

Name and Title	Date

/s/ Yongke Xue
Yongke Xue	November 25, 2016
Director

/s/ Hanjun Zheng
Hanjun Zheng	November 25, 2016
Interim Chief Financial Officer
(principal financial officer and accounting officer)

/s/ Hongke Xue
Hongke Xue, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	November 25, 2016

/s/ Guolin Wang
Guolin Wang, Director	November 25, 2016

/s/ Johnson Lau
Johnson Lau, Director	November 25, 2016

/s/ Fuyou Li
Fuyou Li, Director	November 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SkyPeople Fruit Juice, Inc.:

We have audited the accompanying consolidated balance sheets of SkyPeople Fruit Juice, Inc. as of December 31, 2015, and the related consolidated statement of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, including the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Jia Roger Qian Wang, CPA

Flushing, New York

November 5, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SkyPeople Fruit Juice, Inc.

We have audited the accompanying consolidated balance sheets of SkyPeople Fruit Juice, Inc. as of December 31, 2014 and the related consolidated statement of comprehensive income, changes in equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SkyPeople Fruit Juice, Inc. as of December 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Armanino LLP

San Ramon, CA

March 31, 2015, except for footnote 17, as to which the date is November 25, 2016.

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

CURRENT ASSETS
Cash and cash equivalents	$50,006,914	$25,130,302
Restricted cash	3,079,956	6,537,016
Accounts receivable, net of allowance of $2,407,160 and $837,200 as of December 31, 2015 and 2014, respectively	50,062,300	66,570,314
Other receivables	265,079	371,995
Inventories	3,444,740	4,118,630
Deferred tax assets	2,326,194	1,410,690
Advances to suppliers and other current assets	3,809,970	472,578
TOTAL CURRENT ASSETS	112,995,153	104,611,525

PROPERTY, PLANT AND EQUIPMENT, NET	82,947,233	96,279,068
LAND USE RIGHT, NET	25,867,932	6,502,420
LONG TERM ASSETS	2,979,857	3,162,281
DEPOSITS	45,321,919	68,878,798
Related party receivables	290,976
TOTAL ASSETS	$270,403,070	$279,434,092

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$18,332,502	$18,381,263
Accrued expenses	17,356,081	10,085,152
Income tax payable	1,153,194	1,457,258
Advances from customers	369,992	469,007
Notes payable -bank	-	8,171,270
Short-term bank loans	33,506,838	28,243,373
Obligations under capital leases	-	2,954,401
TOTAL CURRENT LIABILITIES	70,718,607	69,761,724

NON-CURRENT LIABILITIES
Related party payables	-	7,959,143
Obligations under capital leases	16,720,307	15,625,435
TOTAL NON-CURRENT LIABILITIES	16,720,307	23,584,578
TOTAL LIABILITIES	87,443,786	93,346,302

EQUITY

SkyPeople Fruit Juice, Inc, Stockholders' equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding as of December 31, 2015 and 2014, respectively	—	—
Common stock, $0.001 par value; 66,666,666 shares authorized; 27,161,499* shares issued and outstanding as of December 31, 2015 and 2014, respectively	27,161	26,661
Additional paid-in capital	59,189,860	59,189,860
Retained earnings	105,782,482	102,833,747
Accumulated other comprehensive income	13,069,031	19,351,703
Total SkyPeople Fruit Juice, Inc. stockholders' equity	178,068,534	181,401,971
Non-controlling interests	4,895,622	4,685,819
TOTAL EQUITY	182,964,156	186,087,790
TOTAL LIABILITIES AND EQUITY	$270,403,070	$279,434,092

* The amount of shares is given prior to the Company’s 1-for-8 reverse stock split on March 10, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2015	2014 (Corrected)
Revenue	$86,440,402	$99,060,202
Cost of goods sold	60,315,601	69,783,694
Gross profit	26,124,801	29,276,508

Operating Expenses
General and administrative expenses	10,684,077	6,134,623
Selling expenses	5,196,657	5,699,475
Total operating expenses	15,880,734	11,834,098

Income from operations	10,244,067	17,442,410

Other (expenses) income
Interest income	351,915	666,471
Subsidy income	1,204,649	661,655
Interest expenses	(3,885,018)	(4,547,914)
Consulting fee related to capital lease	(1,413)	(1,260,255)
Total other expenses	(2,329,867)	(4,480,043)

Income before income tax	7,914,200	12,962,367
Income tax provision	4,267,350	4,331,551
Net income	3,646,850	8,630,816

Less: Net income attributable to non-controlling interests	(698,115)	(759,368)

NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC. STOCKHOLDERS	$2,948,735	$7,871,448

Other comprehensive income (loss)
Foreign currency translation adjustment	$(4,401,140)	$(84,138)
Comprehensive income (loss)	(754,290)	7,787,310
Comprehensive expense attributable to non-controlling interests	(136,372)	(678,126)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC. STOCKHOLDERS	$(890,662)	$7,109,184
Earnings per share:
Basic and diluted earnings per share	$0.11	$0.30
Weighted average number of shares outstanding
Basic and diluted*	26,828,166	26,661,499

* The amount of shares is given prior to the Company’s 1-for-8 reverse stock split on March 10, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

 SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock Shares*	Common Stock	Additional Paid in Capital	Retained Earnings	Other Comprehensive Income	Non-Controlling Interest	Total

Balance at December 31, 2013	26,661,499	$26,661	$59,189,860	$94,962,299	$19,354,599	$8,422,513	$181,955,932
Net income	—	—	—	7,871,448	—	759,368	8,630,816
Dividend distribution	—	—	—	—	—	(4,414,820)	(4,414,820)
Foreign currency translation adjustment	—	—	—	—	$(2,896)	$(81,242)	$(84,138)
Balance at December 31, 2014	26,661,499	$26,661	$59,189,860	$102,833,747	$19,351,703	$4,685,819	$186,087,790
Common Stocks issued during 2015	500,000	500
Net income	—	—	—	2,948,735	—	698,115	3,646,850
Foreign currency translation adjustment	—	—	—	—	$(6,282,672)	$(488,312)	$(6,770,984)
Balance at December 31, 2015	27,161,499	27,161	59,189,860	105,782,482	13,069,031	4,895,622	182,964,156

* The amount of shares is given prior to the Company’s 1-for-8 reverse stock split on March 10, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal year
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,646,850	$8,630,816
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,617,752	5,597,009
Deferred income tax assets	(915,504)	(874,977)
Bad debt provision	2,326,194	676,784
Inventory markdown	32,440	32,604
Impairment loss	2,383,991	-
Gain on sale of assets	(126,752)	-
Changes in operating assets and liabilities
Accounts receivable	11,841,355	(33,012,853)
Other receivable	20,687,724	201,066
Advances to suppliers and other current assets	(3,537,529)	2,077,215
Inventories	426,456	213,880
Accounts payable	55,414,623	14,820,249
Accrued expenses	(85,776)	5,985,207
Income tax payable	2,094,800	(284,456)
Advances from customers	(75,686)	113,881
Net cash provided by operating activities	104,262,788	4,176,425

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(279,691)	(15,383,337)
Prepayment for other assets	(20,530,471)	(2,116)
Prepayments for deposit on equipment	-	(25,222,345)
Net cash used in investing activities	(20,810,162)	(40,607,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend paid to non-controlling interest	-	(4,411,801)
Decrease (Increased) in restricted cash	3,239,496	651,169
(Repayment) Proceeds from short-term notes	(8,098,740)	(2,604,675)
Proceeds from related party loan	(306,049)	-
Proceeds from short-term bank loans	(828,505)	17,319,362
Repayment of short-term bank loans	7,249,797	(11,643,025)
Payment for security deposit of capital lease	-	-
Payment for capital lease	(78)	(4,410,041)
Repayment of related party loans	(61,667,195)	(65,668)
Net cash used in financing activities	(60,411,274)	(5,164,679)

Effect of change in exchange rate	1,835,260	(162,600)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,876,612	(41,758,652)
Cash and cash equivalents, beginning of year	25,130,302	66,888,954
Cash and cash equivalents, end of year	$50,006,914	$25,130,302

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,885,018	$4,547,914
Cash paid for income taxes	$4,267,350	$4,621,981

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$-	$5,933,755
Equipment acquired by capital lease	$-	$21,000,195

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2015 AND 2014

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

During the fiscal year 2015, the Company’s subsidiary Yinkou had no production activities due to a market demand decline for concentrated apple juice, and Yinkou also had no production in year 2016 since it had difficulty in remaining competitive in apple juice market. The Company decided to recognize an impairment loss of $2.38 million with respect to the concentrated fruit juice production equipment in Yingkou, which has not operated in the past two years.

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

	Year Ended December 31,
	2015	2014
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)	$2,948,735	$7,871,448
Net income allocated to Preferred Stock holders	-	-
Net income allocated to Common Stock holders	$2,948,735	$7,871,448

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average Common Stock outstanding*	26,828,166	26,661,499
DENOMINATOR FOR BASIC AND DILUTIVED EPS	26,828,166	26,661,499

EPS - Basic	$0.11	$0.30
EPS - Diluted	$0.11	$0.30

* The amount of shares is given prior to the Company’s 1-for-8 reverse stock split on March 10, 2016.

The diluted earnings per share calculation for the year ended December 31, 2015 and 2014 did not include the warrants to purchase up to 175,000 shares of common stock, because their effect was anti-dilutive.

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

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. Bad debt expense was $2,326,194 and $624,494 during the years ended December 31, 2015 and 2014, respectively. Our credit term for distributors with good credit history is from 30 days to 120 days. As of December 31, 2015 and 2014 accounts receivables of $18,189,947 and $6,001,247 have been outstanding for over 120 days, the increase is due to the growth of sales in concentrated apply juice which had longer credit period to distributors.

Inventories

Inventories consist of raw materials, packaging materials (which include ingredients and supplies) and finished goods (which include finished juice in the bottling and canning operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off. Although we believe that the assumptions we use in estimate inventory write downs are reasonable, future changes in these assumptions could provide a significantly different result. The Company recorded inventory markdown allowance of $64,065 and $32,604 for the year ended December 31, 2015 and 2014, respectively.

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $4,400,044 and $1,883,201 for 2015 and 2014, respectively, are reported in the Consolidated Statements of Income and Comprehensive Income as a component of selling expenses. In 2015, to promote the sales, the Company paid most of the shipping and handling expenses that were previously charged to customers, resulting an increase in shipping and handling expenses in 2015 as compared to 2014.

Government Subsidies

A government subsidy is recognized only when the Company complies with any conditions attached to the grant and there is reasonable assurance that the grant will be received.

The government subsidies recognized were $1,204,649 and $661,655 for the years ended December 31, 2015 and 2014, respectively, and are included in other income of the consolidated statements of comprehensive income.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred and are included in selling expenses. The Company incurred $128,204 and $182,976 in advertising and promotional costs for the years ended December 31, 2015 and 2014, respectively.

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

Other comprehensive income for the year ended December 31, 2015 and 2014 represented foreign currency translation adjustments loss of $4,401,140 and 84,138, respectively, and were included in the consolidated statements of comprehensive income.

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

New Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis, which amends the analysis required to determine whether to consolidate certain types of legal entities such as limited partnerships, limited liability corporations, and certain securitization structures. The new guidance was effective for us beginning in the first quarter of 2016. Application of the new guidance did not impact our financial statements or related disclosures.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which requires the acquirer in a business combination to recognize measurement-period adjustments in the period in which it determines the amount of the adjustment. The new guidance was effective for us in the first quarter of 2016. Application of the new guidance did not impact our financial statements or related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	INVENTORIES

Inventories by major categories are summarized as follows:

	December 31,
	2015	2014
Raw materials and packaging	$944,812	$1,249,599
Finished goods	2,499,928	2,869,031
Inventories	$3,444,740	$4,118,630

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2015	2014
Machinery and equipment	$33,238,470	$36,760,341
Furniture and office equipment	577,399	897,167
Motor vehicles	530,962	562,390
Buildings	53,841,614	36,371,566
Leased property under capital leases		21,081,876
Construction in progress	27,364,494	28,955,181
Subtotal	115,552,939	124,628,521
Less: accumulated depreciation	(32,605,706)	(28,349,453)
Net property and equipment	$82,947,233	$96,279,068

In 2015, the Company recognized impairment loss of $2.38 million, mainly related to the concentrated fruit juice production equipment in Yingkou, which has not operated in the past two years due to unfavorable market conditions. There were no impairment provisions made for the fiscal year ended December 31, 2014.

Depreciation expense included in general and administration expenses for the year ended December 31, 2015 and 2014 was $3,125,778 and $1,478,229, respectively. Depreciation expense included in cost of sales for the year ended December 31, 2015 and 2014 was $2,819,874 and $3,932,092 respectively.

5.	LONG TERM ASSETS

Long term assets represent $2,979,857 of capital lease risk deposits made by the Company to Cinda Financial Leasing Co., LTD in terms of capital lease agreement.

6.	LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. The government of the PRC, its agencies and collectives hold all land ownership.  Companies or individuals are authorized to use the land only through land usage rights granted by the PRC government. Land usage rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Accordingly, the Company paid in advance for land usage rights. Prepaid land usage rights are being amortized and recorded as lease expenses using the straight-line method over the terms of the leases, which range from 40 to 50 years. The amortization expense was $177,311 and $186,687 for fiscal years 2015 and 2014, respectively. The following table sets forth land usage rights of the Company as of December 31, 2015 and 2014, respectively.

	December 31,
	2015	2014
Cost	$28,251,859	$8,011,269
Less: Accumulated amortization	(2,383,927)	(1,508,849)
	$25,867,932	$6,502,420

7.	DEPOSITS

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

	December 31,
	2015	2014
Deposits for land use rights	$16,232,136	$40,763,046
Deposits to purchase property, plant and equipment	29,089,783	28,115,752
	$45,321,919	$68,878,798

8.	SHORT-TERM BANK LOANS

Short-term bank loans consist of the following loans collateralized by assets of the Company:

	December 31,
	2015	2014

Loan payable to Huludao Bank, Suizhong branch due on December 9, 2016, bearing interest at 9.6% per annum, collateralized by the buildings, machinery and land use rights of Huludao Wonder	6,159,911	5,442,063

Loan payable to China Construction Bank due on May 12, 2016 bearing interest at 5.6% per annum, collateralized by the buildings of SkyPeople (China)	3,526,549	2,140,873

Loan payable to China Construction Bank due on January 10, 2018, bearing interest at 5.84% per annum, collateralized by the buildings and land use rights of Yingkou.	2,140,569	2,287,956

Loan payable to Bank of Xi'an due on November 16, 2016, bearing interest at 7.8% per annum, guaranteed by a third party Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd	-	2,451,381

Loan payable to Shanghai Pudong Development Bank due on May 3, 2018, bearing interest at 6.16% per annum, collateralized by the buildings of SkyPeople (China)	4,142,540	4,902,762

Loan payable to Bank of Beijing due on June 30, 2018, bearing interest at 7.28% per annum, collateralized by the buildings of a third party, Shaanxi Jiu Chang Medical Science & Technology Development Co., Ltd.	4,619,933	4,902,763

Loan payable to Jiefang Road branch of China Merchants Bank due on Feb 27, 2015, bearing interest at 5.6% per annum, collateralized by the buildings of SkyPeople (China)	-	1,634,254

Loan payable to China Construction Bank due on May 13, 2018, bearing interest at 5.6% per annum, collateralized by the buildings and land use rights of Yingkou.	4,619,933	3,268,508

Loan payable to the rural credit cooperative union of Mei County due on Feb 4, 2016 and Feb 3, 2017, each with half the loan paid back and bearing an annual interest at 8.3412% in 2015 and the rate will be floated once a year, collateralized by the buildings and land use rights of a third party, Kiwi investment and development of Mei County Co., Ltd.	1,539,978	-

Loan payable to The Bank of Ningxia Xi'an branch due on Jan 4, 2016, bearing interest at 7.28% per annum, collateralized by the fixed assets and brand name of SkyPeople (China).	3,849,945	-

Loan payable to The Bank of Ningxia Xi'an branch due on Jan 6, 2016, bearing interest at 5.6% per annum, collateralized by the deposits of SkyPeople (China).	2,907,478	-

Loan payable to Branch of China Co truction Bank Corp Xi'an high tech Industrial Development Zone due on Jan 18, 2015, bearing interest at 2.4% per annum, purchased credit insurance in China Export & Credit Insurance Corporation	-	270,002

Loan payable to The Bank of Ningxia Xi'an branch due on Jan 12, 2015, bearing interest at 4.76% per annum, the SkyPeople (China) purchased credit insurance in China Export & Credit Insurance Corporation	-	119,948

Loan payable to The Bank of Ningxia Xi'an branch due on Jan 23, 2015, bearing interest at 4.76% per annum, the SkyPeople (China) purchased credit insurance in China Export & Credit Insurance Corporation	-	152,324

Loan payable to The China Construction Bank due on Mar 24, 2015, bearing interest at 2.2% per annum, the SkyPeople (China) purchased credit insurance in China Export & Credit Insurance Corporation	-	240,843

Loan payable to The China Construction Bank due on Apr 4, 2015, bearing interest at 2.2% per annum, the SkyPeople (China) purchased credit insurance in China Export & Credit Insurance Corporation	-	76,170

Loan payable to The Bank of Ningxia due on Mar 5, 2015, bearing interest at 4.755% per annum,the SkyPeople (China) purchased credit insurance in China Export & Credit Insurance Corporation	-	589,085

Loan payable to The Bank of Ningxia due on Mar 23, 2015, bearing interest at 4.755% per annum,the SkyPeople (China) purchased credit insurance in China Export & Credit Insurance Corporation	-	1,574,141

	$33,506,838	$28,243,373

9.	NOTES PAYABLE – BANK

During the year ended December 31, 2014, the Company obtained a series of bank notes.  Bank notes are collaterized by restricted cash and assets of the Company. There was no notes payable as of December 31 2015. The following table sets forth the outstanding bank notes as of December 31, 2014:

	Amount	Restricted	Payment
	Owed	Cash	Date

Shanghai Pudong Development Bank	$4,902,762	$4,902,762	April 28, 2015
Shanghai Pudong Development Bank	3,268,508	1,634,254	April 28, 2015
	$8,171,270	$6,537,016

10.	LEASE OBLIGATION PAYABLE

The schedule below represents the commitments for the Company’s capital equipment under the lease contract with Cinda Financial Leasing Co., Ltd, entered into in April of 2014. The Company’s obligations under the finance lease are secured by the lessors’ title to the leased assets. The lease has an interest rate as 7.36%.

Minimum lease payments for the years ending December 31, are as follows;

2017	$2,496,899.33
2018	4,993,798.67
2019	4,993,798.67
2020	4,235,811.00
16,720,307.00
Less: amount representing interest	-
Present value of minimum lease payments	$16,720,307.00

Due within one year	$-
Due after one year	16,720,307.00
Present value of minimum lease payments	$16,720,307.00

In April 2015, China Cinda Asset Management Co., Ltd. Shaanxi Branch (“Cinda Shaanxi Branch”) filed two enforcement proceedings with Xi'an Intermediate People's Court against the Company for alleged defaults pursuant to guarantees by the Company to its suppliers for an total amount of RMB 39,596,250, or approximately $6.1 million.

In June 2014, two long term suppliers of pear, mulberry, kiwi fruits to the Company requested the Company to provide guarantees for their loans with Cinda Shaanxi Branch. Considering the long term business relationship and to ensure the timely supply of raw materials, the Company agreed to provide guarantees upon the value of the raw materials supplied to the Company. Because Cinda Shaanxi Branch is not a bank authorized to provide loans, it eventually provided financing to the two suppliers through purchase of accounts receivables of the two suppliers with the Company. In July, 2014, the parties entered into two agreements - Accounts Receivables Purchase and Debt Restructure Agreement and Guarantee Agreements for Accounts Receivables Purchase and Debt Restructure. Pursuant to the agreements, Cinda Shaanxi Branch agreed to provide a RMB 100 million credit line on a rolling basis to the two suppliers and the Company agreed to pay its accounts payables to the two suppliers directly to Cinda Shaanxi Branch and provided guarantees for the two suppliers. In April 2015, Cinda Shaanxi Branch stopped providing financing to the two suppliers and the two suppliers were unable to continue the supply of raw materials to the Company. Consequently, the Company stopped making any payment to Cinda Shaanxi Branch.

The Company has responded to the court and taken the position that the financings under the agreements are essentially the loans from Cinda Shaanxi Branch to the two suppliers, and because Cinda Shaanxi Branch does not have permits to make loans in China, the agreements shall be invalid, void and have no legal forces from the beginning. Therefore, the Company has no obligations to repayment the debts owed by the two suppliers to Cinda Shaanxi Branch. The proceeding is currently pending for the verdict of the judge. During year 2015, the company wrote off the lease payable full balance as they stopped lease payments to Cinda Shananxi Branch.

11.	RELATED PARTY TRANSACTION

Sales

The company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. ("Fullmart") for approximately $1,255,393 and $2,900,000 for the year ended December 31, 2015 and 2014, respectively. The sales to this related party were consistent with pricing and terms offered to third parties. The remained accounts receivable balances were $441,253 and $1,546,000 as of December 31, 2015 and 2014, respectively. Fullmart is a company indirectly owned by a member of our Board of Directors, Mr. Yongke Xue.

Short-term loan – related party

As of December 31, 2014, the Company borrowed $24,970 from SkyPeople International Holdings Group Limited. The loan is non-interest bearing and due on demand. There was no short-term loan to related party as of December 31, 2015.

Long-term loan

On February 18, 2013, SkyPeople (China) entered into a loan agreement with SkyPeople International Holdings Group Limited (the "Lender"). The Lender indirectly holds 50.2% interest in the Company. Mr. Yongke Xue ("Y. K. Xue"), a member of the Board of Directors of the Company (the "Board") as of December 31, 2014, and Mr. Hongke Xue, the Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors as of September 2, 2016, indirectly and beneficially own 80.0% and 9.4% of equity interest in the Lender, respectively. Pursuant to the Agreement, the Lender agreed to extend to the Company a one-year unsecured term loan with a principal amount of $8.0 million at an interest rate of 6% per annum. During 2013, the Company received $8.0 million from the Lender. In February 2014, both parties extended this loan for another two years under the original terms of the agreement. The loan was fully paid in 2015, and there was no long-term loan to related party as of December 31, 2015.

12.	INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the year ended December 31, 2015 and 2014. The effective income tax rate for the Company for both of the years ended December 31, 2015 and 2014 were 54% and 33%, respectively. The amount of unrecognized deferred tax liabilities for temporary differences related to the dividend from foreign subsidiaries is not determined because such determination is not practical.

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

The reconciliation of income tax expense at the U.S. statutory rate of 35% in 2015 and 2014, to the Company's effective tax rate is as follows:

	Year ended December 31,
	2015	2014

Expected income tax expenses at U.S. statutory rate	$2,769,970	$4,515,532
Tax rate difference between China and U.S.	(791,420)	(1,322,839)
Change in Valuation Allowance	373,587	650,440
Permanent difference	1,915,213	488,418
Income tax expense at effective tax rate	$4,267,350	$4,331,551

The provisions for income taxes are summarized as follows:

	Year ended December 31,
	2015	2014
Current	$5,182,854	$5,206,528
Deferred	(915,504)	(874,977)
Total	$4,267,350	$4,331,551

The tax effects of temporary differences that give rise to the Company's net deferred tax asset as of December 31, 2015 and 2014 are as follows:

	Year ended December 31,
	2015	2014
Net operating loss carry forward	$2,810,336	$1,577,079
Inventory markdown	14,468	8,183
Bad debt provision	-	209,300
Accrued expenses	209,332	381,699
Startup costs	-	316,228
Others	-	-
	3,034,136	2,492,489
Less: valuation allowance	(707,942)	(1,081,799)
Deferred tax assets	$2,326,194	$1,410,690

13.	CONCENTRATIONS

There was one customer who accounted for 10% of the Company’s sales for the year ended December 31, 2015.

Sales to our five largest customers accounted for approximately 36% and 36% of our net sales during the years ended December 31, 2015 and 2014, respectively.

There were one supplier accounted for 66% of our purchases for the year ended December 31, 2015 and there was two suppliers accounted for 38% of our purchases for the year ended December 31, 2014. There was no other single supplier representing 10% of purchases during both years.

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

(In Thousand) For the Year Ended December 31, 2015	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment Revenue	$19,807	$9,203	$13,426	$44,004	$-	$1	$86,440
Inter-segment revenue	(29)	(8,594)	(199)	(30,801)	-	-	(39,623)
Revenue from external Customers	19,778	609	13,227	13,202		1	46,817
Segment gross profit	$1,635	$1,544	$4,764	$18,181	$-	$1	$26,125

(In Thousand) For the Year Ended December 31, 2014	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment Revenue	$19,165	$11,922	$20,705	$87,315	$3,862	$4,107	$147,076
Inter-segment revenue	(3,956)	(4,463)	(78)	(39,513)	-	(6)	(48,016)
Revenue from external Customers	15,209	7,459	20,627	47,802	3,862	4,101	99,060
Segment gross profit	$2,256	$2,311	$5,148	$17,241	$1,121	$1,200	$29,277

The following table reconciles reportable segment profit to the Company’s consolidated income before income tax provision for the years ended December 31, 2015 and 2014:

	2015	2014
Segment profit	$26,124,801	$29,276,508
Unallocated amounts:
Operating expenses	(15,880,734)	(11,834,098)
Other expenses	(2,329,867	(4,480,043)
Income before tax provision	$7,914,200	$12,962,367

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

In April 2015, China Cinda Asset Management Co., Ltd. Shaanxi Branch (“Cinda Shaanxi Branch”) filed two enforcement proceedings with Xi'an Intermediate People's Court against the Company for alleged defaults pursuant to guarantees by the Company to its suppliers for an total amount of RMB 39,596,250, or approximately $6.1 million.

In June 2014, two long term suppliers of pear, mulberry, kiwi fruits to the Company requested the Company to provide guarantees for their loans with Cinda Shaanxi Branch. Considering the long term business relationship and to ensure the timely supply of raw materials, the Company agreed to provide guarantees upon the value of the raw materials supplied to the Company. Because Cinda Shaanxi Branch is not a bank authorized to provide loans, it eventually provided financing to the two suppliers through purchase of accounts receivables of the two suppliers with the Company. In July, 2014, the parties entered into two agreements - Accounts Receivables Purchase and Debt Restructure Agreement and Guarantee Agreements for Accounts Receivables Purchase and Debt Restructure. Pursuant to the agreements, Cinda Shaanxi Branch agreed to provide a RMB 100 million credit line on a rolling basis to the two suppliers and the Company agreed to pay its accounts payables to the two suppliers directly to Cinda Shaanxi Branch and provided guarantees for the two suppliers. In April 2015, Cinda Shaanxi Branch stopped providing financing to the two suppliers and the two suppliers were unable to continue the supply of raw materials to the Company. Consequently, the Company stopped making any payment to Cinda Shaanxi Branch.

The Company has responded to the court and taken the position that the financings under the agreements are essentially the loans from Cinda Shaanxi Branch to the two suppliers, and because Cinda Shaanxi Branch does not have permits to make loans in China, the agreements shall be invalid, void and have no legal forces from the beginning. Therefore, the Company has no obligations to repayment the debts owed by the two suppliers to Cinda Shaanxi Branch. The proceeding is currently pending for the verdict of the judge.

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

17.	IMMATERIAL CORRECTION OF ERRORS IN PRIOR PERIOD

During the 2015 fiscal year audit, the company identified calculation errors in the other comprehensive income portion of 2014 audited consolidated statements of comprehensive income. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the errors from quantitative and qualitative perspectives, and concluded that the errors were immaterial to the Company’s prior period interim and annual consolidated financial statements. Since the revisions were not material to any prior period interim or annual consolidated financial statements, no amendments to previously filed interim or annual periodic reports were required. The Company has revised the historical consolidated financial information presented herein to reflect the correction of these errors.

18.	SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events that have occurred through the date of issuance of these financial statements and has determined that there was no material event that occurred after the date of the balance sheets included in this report.

On March 10, 2016, the Company filed with the Florida Secretary of State's office an amendment to its Articles of Incorporation. As a result of the Articles of Amendment, the Company has authorized and approved an 1-for-8 reverse stock split of the Company’s authorized shares of common stock from 66,666,666 shares to 8,333,333 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the "Reverse Stock Split"). The common stock continues to be $0.001 par value. No changes are being made to the number of preferred shares of the Company which remain as 10,000,000 preferred shares as authorized but not issued. The amendment to the Articles of Incorporation of the Company took effect on March 16, 2016.

On March 11, 2016, Skypeople Juice International Holding (HK) Limited (the “Skypeople HK”), a wholly owned subsidiary of SkyPeople Fruit Juice, Inc. (the "Company") and a 99.78% owner of SkyPeople Juice Group Co., Ltd. (“Skypeople China”) entered into a Share Transfer Agreement and a Capital Contribution (the “Agreements”) with Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd. (the “TSD”), a limited liability corporation registered in China.

Skypeople HK incorporated Skypeople China in Shaanxi Province, China on March 13, 2012 and pursuant to the approval certificate and business license of Skypeople China, SkyPeople HK was required to contribute RMB 427,000,000 (approximately $65,698,308) and Hongke Xue, a director of the Company (“Xue”) was required to contribute RMB 1,000,000 (approximately $153,846) to Skypeople China, and Skypeople HK and Xue as a result would own 427,000,000 shares (99.78%) and 1,000,000 shares (0.22%) of Skypeople China, respectively. As of March 10, 2016, Skypeople HK had contributed RMB 314,190,900 (approximately $48,337,062) to Skypeople China but had not contributed the remaining RMB 112,809,100 (approximately $17,355,246) as the payment for 112,809,100 shares of Skypeople China.

Pursuant to the Agreements, TSD shall acquire 112,809,100 shares of Skypeople China from Skypeople HK and shall make a total capital contribution RMB 131,761,028.80 (approximately $20,270,928) to Skypeople China, which is calculated based upon 8 times Skypeople China’s net profit per share for 2014 (about RMB 0.146 per share) then times 112,809,100 shares. RMB 112,809,100 out of the RMB 131,761,028.80 (the "Capital Contributions") shall be used as payment for outstanding capital contribution due to Skypeople China by Skypeople HK and the remaining RMB 18,951,928.80 (approximately $2,915,681) shall be used as additional capital contribution to Skypeople China and shall be deposited into Skypeople China’s capital surplus account. TSD paid the full Capital Contributions to Skypeople China upon the effectiveness of the Agreements and the shares weree transferred, resulting in TSD owning 112,809,100 shares, or 26.36%, of Skypeople China.

On June 15, 2016, Hedetang Holdings Co., Ltd. (the “Hedetang”), a wholly owned subsidiary of SkyPeople Fruit Juice, Inc. (the "Company") entered into a Share Transfer Agreement (the “Agreement”) with Shaanxi New Silk Road Kiwifruit Group Inc. ( the “NSR”), a limited liability corporation registered in China.

Pursuant to the Agreement, NSR will acquire 51% of the equity shares of Shaanxi Guoweiduomei Beverage Co,. Limited, a wholly owned subsidiary of Hedetang (the "Shares"). The tentative total transfer price for the Shares is 300 million RMB (approximately $46 million) and is subject to and will be settled according to the final price in the valuation report to be issued by an appraisal firm jointly engaged by both parties. NSR shall pay the total transfer price to Hedetang within six months of the effective date of the Agreement. If NSR fails to pay the total transfer price within 6 months due to the delay of the approval process from the local authority, NSR can receive a payment extension for up to twelve months from the effective date of the Agreement upon the negotiation and agreement by the parties. Because NSR is a state-owned enterprise in China and its investment needs to be approved by a higher level administrative authority in China, NSR has the right to terminate the Agreement unilaterally if it fails to receive the approval from such administrative authority within one year from the date of this Agreement. As of the date of this report, we have not yet received payment from NSR.

