Form 10-Q
period 2016-03-31
SkyPeople Fruit Juice, Inc
filed 2016-12-20
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Class	Outstanding at December 19, 2016
Common Stock, $0.001 par value per share	4,061,090

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SKYPEOPLE FRUIT JUICE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$60,060,777	$50,006,914
Restricted cash	6,190,800	3,079,956
Accounts receivable, net of allowance of $2,407,160 as of March 31, 2016 and December 31, 2015, respectively	49,556,277	50,062,300
Other receivables	519,665	265,079
Inventories	4,307,529	3,444,740
Deferred tax assets	2,337,860	2,326,194
Advances to suppliers and other current assets	670,275	3,809,970
TOTAL CURRENT ASSETS	123,643,183	112,995,153

PROPERTY, PLANT AND EQUIPMENT, NET	82,462,660	82,947,233
LAND USE RIGHT, NET	26,330,409	25,867,932
LONG TERM ASSETS	21,328,190	2,979,857
DEPOSITS	47,897,622	45,321,919
Related party receivables	293,236	290,976
TOTAL ASSETS	$301,955,300	$270,403,070

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$29,669,360	$18,332,502
Accrued expenses	9,061,849	17,356,081
Income tax payable	-	1,153,194
Advances from customers	1,499,760	369,992
Short-term bank loans	32,427,986	33,506,838
TOTAL CURRENT LIABILITIES	72,658,955	70,718,607

NON-CURRENT LIABILITIES
Obligations under capital leases	15,561,335	16,720,307
TOTAL NON-CURRENT LIABILITIES	15,561,335	16,720,307
TOTAL LIABILITIES	88,220,290	87,443,786

EQUITY

SkyPeople Fruit Juice, Inc, Stockholders' equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 8,333,333 shares authorized; 4,061,090 and 27,161,499* shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	4,061	27,161
Additional paid-in capital	108,732,960	59,189,860
Retained earnings	104,716,402	105,782,482
Accumulated other comprehensive income	(12,302,357)	13,069,031
Total SkyPeople Fruit Juice, Inc. stockholders' equity	201,151,066	178,068,534
Non-controlling interests	12,583,944	4,895,622
TOTAL EQUITY	213,735,010	182,964,156
TOTAL LIABILITIES AND EQUITY	$301,955,300	$270,403,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

(* The amount of shares is given prior to the Company’s 1-for-8 reverse stock split on March 10, 2016.)

SKYPEOPLE FRUIT JUICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three month Ended March 31,
	2016	2015
Revenue	$5,436,308	$16,571,039
Cost of goods sold	5,393,484	9,411,678
Gross profit	42,824	7,159,361

Operating Expenses
General and administrative expenses	679,944	2,984,482
Selling expenses	861,140	1,052,654
Total operating expenses	1,541,084	4,037,136

Income (loss) from operations	(1,498,260)	3,122,225

Other income (expenses)
Interest income	131,024	33,553
Subsidy income	531,445	188,761
Interest expenses	(208,665)	(1,099,070)
Consulting fee related to capital lease	(9,159)	-
Total other income (expenses)	444,645	(876,756)

Income (loss) before income tax	(1,053,615)	2,245,469
Income tax provision	-	562,569
Net income (loss)	(1,053,615)	1,682,900

Less: Net income attributable to non-controlling interests	(12,465)	(183,290)

NET INCOME (LOSS) ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC. STOCKHOLDERS	$(1,066,080)	$1,499,610

Other comprehensive income (loss)
Foreign currency translation adjustment	$20,698,646	$(758,356)
Total comprehensive income	19,645,031	924,544
Comprehensive expenses attributable to non-controlling interests	(4,997,409)	(166,407)
COMPREHENSIVE INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC. STOCKHOLDERS	$14,647,622	$907,661

Earnings (loss) per share:
Basic and diluted earnings (loss) per share	$(0.30)	$0.06

Weighted average number of shares outstanding
Basic and diluted	3,548,183	26,661,499 *

The accompanying notes are an integral part of these condensed consolidated financial statements.

(* The amount of shares is given prior to the Company’s 1-for-8 reverse stock split on March 10, 2016.)

SKYPEOPLE FRUIT JUICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,053,615)	$1,682,900
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,745,539	1,591,176
Deferred income tax assets	(11,666)	(710,208)
Provisions provided for bad debt expenses	-	1,452,096
Inventory markdown	-	32,629
Changes in operating assets and liabilities
Accounts receivable	(1,852,548)	12,389,382
Other receivable	(2,572,743)	305,987
Advances to suppliers and other current assets	3,135,265	225,142
Inventories	(836,764)	(1,364,810)
Accounts payable	4,200,224	(5,774,160
Accrued expenses	(989,025)	(940,810)
Income tax payable	(3,473,175)	(710,828)
Advances from customers	1,116,238	(29,412)
Net cash provided by operating activities	407,730	8,149,084

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment	(2,527,423)	(1,984,556)
Prepayment for other assets	(257,189)	-
Prepayments for deposit on equipment	-	(145,035)
Net cash used in investing activities	(2,784,612)	(2,129,591)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock	16,641,394	-
Proceeds from short-term bank loans	-	17,332,906
Repayment of short-term bank loans	(1,233,968)	(9,213,508)
Payment for capital lease	(11,391,267)	(39,212)
Net cash provided by financing activities	4,016,159	8,080,186

Effect of change in exchange rate	5,814,354	(74,212)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,053,863	14,025,467
Cash and cash equivalents, beginning of period	50,006,914	25,130,302
Cash and cash equivalents, end of period	$60,060,777	$39,155,769

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$208,665	$1,099,070
Cash paid for income taxes	$1,259,559	$1,645,954

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$2,342,127	$6,894,428
Equipment acquired by capital lease	$-	$1,682,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows for the periods ended March 31, 2016 and 2015. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2016. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2015 as included in our Annual Report on Form 10-K.

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
100 %
100%
Pacific Industry Holding Group Co., Ltd.
(Vanuatu)
"Pacific"
Harmony MN Inc.
(Delaware, U.S.)
"HMN"
100%
HeDeTang Holdings（HK)Ltd
"HeDeTang Holdings(HK)"
73.41%
SkyPeople Juice Group Co., Ltd.
(PRC)
"SkyPeople (China)"
26.36%
Shenzhen Tianshunda Equity Investment Fund Management Limited
（PRC）
"Tianshunda"
100%
Hedetang Holding Co., Ltd.
(PRC)
"Hedetang Holding"
Shaanxi Fruitee Fun Co., Ltd.[10]
(PRC)
"Shaanxi Fruitee Fun"
90%
90%
100%
100%
10%
0.6%
40.91%
51.51%
10%
76.92%
96.67%
Yingkou Trusty Fruit Co., Ltd.
(PRC)
"Yingkou"
SkyPeople (suizhong)Fruit and Vergetable Products Trading Market Co.,Ltd.(PRC)
"SkyPeople Suizhong"
Huludao Wonder Fruit Co., Ltd.
(PRC)
"Huludao Wonder"
Xi' an Cornucopia International Co., Ltd.
(PRC)
"Xi' an Cornucopia"
Xi 'an Hedetang Fruit Juice Beverages Co.,Ltd.(PRC)
"Xi' an Hedetang Juice Beverages"
Hedetang Agricultural Plantations(Yidu) Co., Ltd
(PRC)
"Agricultural Plantations Yidu"
Hedetang Foods Industry (Yidu) Co., Ltd.
(PRC)
"Foods Industry Yidu"
20.77%
Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd.
(PRC)
"Guo Wei Mei"
3.33%
10%
90%
99.4%
7.58%
2.31%
91.15%
Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd.
(PRC)
"Shaanxi Qiyiwangguo"
90%
Hedetang Farm Products Trading Market（Yidu）Co.,Ltd.
(PRC)
"Trading Market Yidu"
90%
Hedetang Farm Products Trading Market（Mei County） Co.,Ltd.,
(PRC)
"Trading Market Mei County"
10%
10%

(1)	Xi’an Qinmei Food Co., Ltd., an entity not affiliated with the Company, owns the other 8.85% of the equity interest in Shaanxi Qiyiwangguo.

(2)	Formerly known as Shaanxi Tianren Organic Food Co. Ltd.

(3)	SkyPeople Juice Group Yidu Orange Products Co., Ltd. was established on March 13, 2012. Its scope of business includes deep processing and sales of oranges.

(4)	Hedetang Fruit Juice Beverages (Yidu) Co., Ltd. was established on March 13, 2012. Its scope of business includes the production and sales of fruit juice beverages.

(5)	SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. was established on April 26, 2012. Its scope of business includes the initial processing, quick-frozen and sales of agricultural products and related by-products.

(6)	SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. (“Kiwi Fruit & Farm Products”) was established on April 19, 2013. Its scope of business includes preliminary processing of agricultural and subsidiary products, establishment of trading market for agriculture products, and similar activities.

(7)	Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. was established on April 19, 2013. Its scope of business includes producing kiwi fruit juice, kiwi puree and cider beverages, and similar products.

(8)	Xi’an Hedetang Fruit Juice Beverages Co., Ltd. (“Xi’an Hedetang”) was established on March 31, 2014. Its scope of business includes the production and sales of fruit juice beverages.

(9)	Xi’an Cornucopia International Co., Ltd. (“Cornucopia”) was established on July 2, 2014. Its scope of business includes retail and wholesale of pre-packaged food.

(10)	Shaanxi Fruitee Fun Co., Ltd. (“Fruitee Fun”) was established on July 3, 2014. Its scope of business includes retail and wholesale of pre-packaged food.

(11)	Hedetang Holding Co., Ltd. (“Hedetang Holding”) was established on July 21, 2014. Its scope of business includes corporate investment consulting, corporate management consulting, corporate imagine design and corporative marketing planning.

(12)	The Company acquired Huludao Wonder Co. Ltd. (“Huludao”) on June 10, 2008. Its scope of business mainly includes the manufacture and sale of concentrated fruit juice and fruit juice beverages.

(13)	The Company acquired Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) on November 25, 2009. Its scope of business mainly includes the manufacture of concentrated fruit juice.

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $92,408 and $956,653 for the three months ended March 31, 2016 and 2015, respectively, are reported in the Consolidated Statements of Comprehensive Income as a component of selling expenses.

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

Earnings per share

The Company adopted ASC Topic 215, Statement of Shareholder Equity. Basic EPS are computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

Recent Accounting Pronouncements

In January 2016, the FASB issued an amendment to its accounting guidance related to recognition and measurement of financial assets and financial liabilities. The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendment will be effective for us beginning in our first quarter of fiscal year 2019. We are evaluating the impact of adopting this amendment to our consolidated financial statements.

In February 2016, the FASB issued a new standard on accounting for leases. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new standard will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of earnings. The new standard is required to be adopted using a modified retrospective method to each prior reporting period presented with various optional practical expedients. The new standard will be effective for us beginning in our first quarter of fiscal year 2020 with early adoption permitted. We are evaluating the impact of adopting this amendment to our consolidated financial statements.

In March 2016, the FASB issued an amendment to its accounting guidance related to employee share-based payments. The amendment simplifies several aspects of the accounting for employee share-based payments including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendment will be effective for us beginning in our first quarter of fiscal year 2018 with early adoption permitted. We are evaluating the impact of adopting this amendment to our consolidated financial statements.

There were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2016 compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that are of significance or potential significance to us.

3.	Inventories

Inventories by major categories are summarized as follows:

	March 31, 2016	December 31, 2015
Raw materials and packaging	$1,143,570	$944,812
Finished goods	3,163,959	2,499,928
Inventories	$4,307,529	$3,444,740

4.	Related Party Transaction

Sales to related party

The company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. ("Fullmart"), for approximately $0 and $412,543 for the three months ended March 31, 2016 and 2015, respectively. The accounts receivable balances were approximately $366,081 and $441,253 as of March 31, 2016 and December 31, 2015, respectively. Fullmart is a company indirectly owned by a member of our Board of Directors (former Chairman and Chief Executive Officer), Mr. Yongke Xue.

Long-term loan – related party

There were no short-term loans to a related party as of March 31, 2016.

On February 18, 2013, SkyPeople (China) entered into a loan agreement with SkyPeople International Holdings Group Limited (the "Lender"). The Lender indirectly holds 50.2% interest in the Company. Mr. Yongke Xue ("Y. K. Xue"), then the Chairman and Chief Executive Officer (“CEO”) of the Company and currently a Member of the Company’s Board of Directors (the "Board") and Mr. Hongke Xue, our Chairman and CEO, indirectly and beneficially own 80.0% and 9.4% of the equity interest in the Lender, respectively. Pursuant to the Agreement, the Lender agreed to extend to the Company a one-year unsecured term loan with a principal amount of $8.0 million at an interest rate of 6% per annum. During 2013, the Company received $8.0 million from the Lender. In February 2014, both parties extended this loan for another two years under the original terms of the agreement.

The Company recorded interest expense on this loan in the amount of $116,073 for the three months ended March 31, 2015.

On October 16, 2015, the Company entered into a Share Purchase Agreement with the Lender to sell 5,321,600 shares of the common stock of the Company at the price of $7,982,400, and which was paid by cancellation of the loan by the Lender. On March 10, 2016, the Lender canceled the loan and the shares were issued to the Lender.

5.	Concentrations

(1)	Concentration of customers

Sales to our five largest customers accounted for approximately 53% and 32% of our net sales during the three months ended March 31, 2016 and 2015, respectively. There were two customers each representing over 10% of total sales for the three months ended March 31, 2015, and there was no customer representing over 10% of total sales for the three months ended March 31, 2016.

(2)	Concentration of suppliers

Two suppliers accounted for 97% and 13% of our purchases for the three months ended March 31, 2016 and March 31, 2015, respectively. Our top supplier accounted for 96% of our purchases for the three months ended March 31, 2016, and there was no other single supplier that accounted for over 10% of our purchases for the three months ended March 31, 2015.

6.	Share split

On March 10, 2016, the Company filed with the Florida Secretary of State's office an amendment to its Articles of Incorporation. As a result of the Articles of Amendment, the Company authorized and approved an 1-for-8 reverse stock split of the Company’s authorized shares of common stock from 66,666,666 shares to 8,333,333 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the "Reverse Stock Split"). The common stock remains a par value of $0.001. No changes were made to the number of authorized preferred shares of the Company, which remains as 10,000,000, none of which have been issued. The amendment to the Articles of Incorporation of the Company took effect on March 16, 2016.

7.	Transfer of shares

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

Skypeople HK incorporated Skypeople China in Shaanxi Province, China on March 13, 2012 and pursuant to the approval certificate and business license of Skypeople China, SkyPeople HK was required to contribute RMB 427,000,000 (approximately $65,698,308) and Hongke Xue, currently the Chairman of the Board of Directors of the Company and our Chief Executive Officer (“Xue”), was required to contribute RMB 1,000,000 (approximately $153,846) to Skypeople China, and Skypeople HK and Xue as a result would own 427,000,000 shares (99.78%) and 1,000,000 shares (0.22%) of Skypeople China, respectively. As of March 10, 2016, Skypeople HK had contributed RMB 314,190,900 (approximately $48,337,062) to Skypeople China but had not contributed the remaining RMB 112,809,100 (approximately $17,355,246) as the payment for 112,809,100 shares of Skypeople China.

Pursuant to the Agreements, TSD shall acquire 112,809,100 shares of Skypeople China from Skypeople HK and shall make a total capital contribution RMB 131,761,028.80 (approximately $20,270,928) to Skypeople China, which is calculated based upon 8 times of Skypeople China’s net profit per share for 2014 (about RMB 0.146 per share) multiplied by 112,809,100 shares. RMB 112,809,100 out of the RMB 131,761,028.80 (the "Capital Contributions") shall be used as payment for outstanding capital contribution due to Skypeople China by Skypeople HK and the remaining RMB 18,951,928.80 (approximately $2,915,681) shall be used as additional capital contribution to Skypeople China and shall be deposited into Skypeople China’s capital surplus account. On March 18, 2016, TSD paid the full Capital Contributions to Skypeople China s and the shares were transferred, resulting in TSD owning 112,809,100 shares, or 26.36%, of Skypeople China.

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

For the Three Months Ended March 31, 2016 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$10,473	$39	$310	$4	$-	-	$10,830
Inter-segment loss	(5,214)	(23)	(153)	(2)	-	-	(5,394)
Revenue from external customers	5,259	16	157	2	2	-	5,436
Segment gross profit (loss)	$45	$(8)	$4	$1	$1	-	$43

For the Three Months Ended March 31, 2015 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$25	$3,560	$4,764	$22,013	$-	-	$30,362
Inter-segment revenue	-	(1,672)	(101)	(12,018)	-	-	(13,791)
Revenue from external customers	25	1,888	4,663	9,995	-	-	16,571
Segment gross profit	$8	$686	$1,886	$4,579	$-	-	$7,159

The following table reconciles reportable segment profit to the Company’s condensed consolidated income before income tax provision for the three months ended March 31, 2016 and 2015:

	2016	2015
Segment profit	$42,824	$7,159,361
Unallocated amounts:
Operating expenses	(1,541,084)	(4,037,136)
Other income (expenses)	444,645	(876,756)
Income (loss) before tax provision	$(1,053,615)	$2,245,469

9.	Subsequent Events

On June 15, 2016, Hedetang Holdings Co., Ltd. (the “Hedetang”), a wholly owned subsidiary of SkyPeople Fruit Juice, Inc. (the "Company"), entered into a Share Transfer Agreement (the “Agreement”) with Shaanxi New Silk Road Kiwifruit Group Inc. ( the “NSR”), a limited liability corporation registered in China.

Pursuant to the Agreement, NSR will acquire 51% of the equity shares of Shaanxi Guoweiduomei Beverage Co, Limited, a wholly owned subsidiary of Hedetang (the "Shares"). The tentative total transfer price for the Shares is 300 million RMB (approximately $46 million) and is subject to and will be settled according to the final price in the valuation report to be issued by an appraisal firm jointly engaged by both parties. NSR shall pay the total transfer price to Hedetang within six months of the effective date of the Agreement. If NSR fails to pay the total transfer price within six months due to the delay of the approval process from the local authority, NSR can receive a payment extension for up to twelve months from the effective date of the Agreement upon the negotiation and agreement by the parties. Because NSR is a state-owned enterprise in China and its investment needs to be approved by a higher level administrative authority in China, NSR has the right to terminate the Agreement unilaterally if it fails to receive the approval from such administrative authority within twelve months from the date of this Agreement. As of the date of this report, the local authority has not approved this transaction, and we have not yet received payment from NSR. The Company is now negotiating with NSR the potential terms to terminate this Agreement.

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

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and out of the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. For the three months ended March 31, 2016, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 100%, 0% and 0% of our revenue, respectively, compared to 40%, 60% and 0% respectively, for the same period of 2015.

In addition to our domestic sales, we also export our products. We sell our products either through distributors with good credit or to end users directly. Our main export markets are Asia, North America, Europe, Russia and the Middle East. We sell our other fruit related products to domestic customers.

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

We purchase raw materials from local markets and fruit growers that deliver directly to our plants. We have implemented a fruit-purchasing program in areas surrounding our factories. In addition, we organize purchasing centers in rich fruit production areas, helping farmers deliver fruit to our purchasing agents easily and in a timely manner. We are then able to deliver the fruit directly to our factory for production. We have assisted local farmers in their development of kiwifruit fields to help ensure a high quality product throughout the production channel. Our raw material supply chain is highly fragmented and raw fruit prices are highly volatile in China. Fruit concentrate and fruit juice beverage companies generally do not enter into purchasing agreements with raw fruit suppliers. In addition to raw materials, we purchase various ingredients and packaging materials such as sweeteners, glass and plastic bottles, cans and packing barrels. We generally purchase our materials or supplies from multiple suppliers. We are not dependent on any one supplier or group of suppliers.

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

Under the Agreement, the parties agreed to invest in and establish a kiwi fruit comprehensive deep processing zone and kiwi fruit and fruit-related materials trading zone in Yangjia Village, Changxing Town of Mei County with a total planned area of total planned area of 286 mu (approximately 47 acres) (the “Project”).

Pursuant to the Agreement, the Company will be responsible for the construction and financing of the Project with a total investment of RMB 445.6 million (approximately $71.9 million) in buildings and equipment. In addition, the Company agreed to pay for the land use rights for the Project land a fee of RMB 0.3 million per mu. The Committee is responsible for financing and constructing the basic infrastructure surrounding the Project, such as the main water supply, main water drainage, electricity, sewage, access roads to the Project, natural gas and communications networks.

Mei County National Kiwi Fruit Wholesale Trading Center built by the Company has started normal operations. There are 25 enterprises operating in the trading center, which includes 12 logistic companies, 4 on-line sales companies, 2 packing companies, and 3 agriculture companies, and other operations. In addition, all related government departments of National Kiwi Fruit Wholesale Trading Center have moved in. The trading center is expected to complete the promotion for the sale and lease of spaces of the trading center in the second quarter of 2017. The Company is expected to generate income from this trading center in various operations and maximize the Company’s profit in agriculture trading area.

On April 19, 2013, we established Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”) as a part of National Kiwi Fruit Wholesale Trading Center to engage in the business of producing kiwi fruit juice, kiwi puree and cider beverages, and similar products. The total estimated investment was RMB 294 million (approximately $46 million). We are now building fruit juice production lines, a vegetable and fruit flash freeze facility, an R&D center and an office building. We plan to compete the construction in the second quarter of 2017.

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

Results of Operations

Comparison of Three Months ended March 31, 2016 and 2015:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended March 31, 2016 and 2015, respectively (in thousands for the revenue):

	Three month ended March 31,		Change
	2016	2015	Amount	%
Concentrated apple juice and apple aroma	$5,259	$25	$5,234	20,936%)
Concentrated kiwifruit juice and kiwifruit puree	16	1,888	(1,872)	99%
Concentrated pear juice	157	4,663	(4,506)	97%
Fruit juice beverages	2	9,995	(9,993)	100%
Fresh fruits and vegetables	-	-		-
Others	2	-		(100%)
Total	$5,436	$16,571	$(11,135)	(67%)

The decrease in gross revenue for the three months ended March 31, 2016 was primarily due to decreased sales in most of our product lines that was partially offset by increased revenues from concentrated apple juice and apple aroma.

Sales from apple-related products increased for the three months ended March 31, 2016, as the Company sold approximately 4,796 tons of concentrated apple juice versus 211 tons of concentrated apple juice in the same period of 2015. Such an increase was partially offset by a decrease in unit price of concentrated apple juice. Most of our concentrated apple juice was sold directly or indirectly to the international market. In 2016, international demand of concentrated apple juice from China continued to drop. According to the data provided by the Chinese Customs, the amount of exported concentrated apple juice from China dropped by 11% in the first half year of 2016 as compared to the same period of last year. Over the past three years, the purchase price of fresh apple has increased, but the sales price of concentrated apple related products was low in 2016. Because of the negative trend of the international market and estimated lower margin, our YingKou factory did not operate its concentrated apple juice production facilities in 2016, which caused a lower inventory of concentrated apple juice.

During the first quarter of 2016, due to increased demand for concentrated apple juice from our customers, we purchased the concentrated apple juice from our suppliers and sold such concentrated apple juice to our customers to satisfy our customers’ need. We do not expect a continued increase in customers’ order for concentrated apple juice in near future.

Sales from concentrated kiwifruit juice and kiwifruit puree decreased during the first quarter of 2016 as compared to net sales of kiwi-related product line in the same quarter of 2015, primarily as a result of the decreased amount of products sold in the first quarter of 2016 as compare to same period of 2015. Our production of concentrated kiwifruit juice and kiwifruit puree in the first quarter of 2016 was low as the demand for our products decreased in the market and our factories were closed in observance of the Spring Festival holidays in China.

Sales of concentrated pear juice decreased in the first quarter of 2016 as we sold 199 and 1,519 tons of concentrated pear juice during first quarter of 2016 and 2015, respectively. The decrease in sales amount was mainly due to short of inventory of concentrated pear juice. Due to unexpected weather conditions in the 2015 pear harvest season, the amount of available raw material supplies was low in early 2016. As a result, the squeezing season started later than usual, and the production amount was lower.

Sales from our fruit juice beverages decreased for the first quarter of 2016, primarily due to due to a decrease in the in-store demand of our products as a result of heavy competition in China market, as consumers increased their fruit juice beverage purchases through on-line home delivery of groceries instead of through the traditional in-store supermarkets in which we sell our products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended March 31, 2016 and 2015, respectively (in thousands for the gross profit):

	Three months ended March 31,
	2016			2015
	Gross profit	Gross margin		Gross profit	Gross margin
Concentrated apple juice and apple aroma	$45	1%		$8	32%
Concentrated kiwifruit juice and kiwifruit puree	(8)	(48%	)	686	36%
Concentrated pear juice	4	2%		1,886	40%
Fruit juice beverages	1	26%		4,579	46%
Fresh fruits and vegetables	-	-		-	-%
Others	1	-		-	-%
Total/Overall (for gross margin)	$43	1%		$7,159	43%

The consolidated gross profit for the three months ended March 31, 2016 was $0.43 million, a decrease of $7.1 million, from 7.2 million for the same period of 2015, primarily due to a decrease of profit margin of all of our products.

The gross profit margin of concentrated apple juice for the first quarter of 2016 and 2015 were 1% and 32%, respectively. We did not have any inventory of concentrated apple juice during the first quarter of 2016 and we had to purchase concentrated apple juice to satisfy our customers’ demand, which caused a lower margin.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree decreased from 36% for the three months ended March 31, 2015 to negative 48% for the same period of 2016, primarily due to lower production during the first quarter of 2016, which resulted in a higher ratio of fixed expenses to the unit cost of our products. In addition, due to the higher cost of fresh kiwi purchased in the last squeezing season, we experienced a higher cost of concentrated kiwifruit juice and kiwifruit puree sold during the current period as compared to the same period of 2015. We also reduced the sales prices of our products as a result of lower market demand.

The gross profit margin of the concentrated pear juice decreased from 40% to 2% for first quarter of 2015 to 2016, respectively, primarily due to the higher costs of raw material.

The gross profit margin of our fruit juice beverages decreased from 46% for the three months ended March 31, 2015, to 26% for the same period of 2016. The decrease of gross margin of fruit juice beverages was primarily due to lower unit selling prices in the first quarter of 2016 as compared to same period of 2015 as a result of heavy market competition.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended March 31, 2016 and 2015, respectively:

	First quarter of 2016		First quarter of 2015
	Amount	% of revenue	Amount	% of revenue
General and administrative	$679,944	13%	$2,984,482	18%
Selling expenses	861,140	16%	1,052,654	6%
Total operating expenses	$1,541,084	29%	$4,037,136	24%

Operating expenses decreased for the three months ended March 31, 2016 compared to the corresponding period in 2015.

The decrease in general and administrative expenses for the three months ended March 31, 2016, as compared with same period of 2015, was mainly due to a decrease in the provision for doubtful accounts. We recorded provision of doubtful accounts of $1,452,096 in the first quarter of 2015. In April 2015, the Company recruited new employees to strengthen it sales team and replace certain sales employees. As a result, the collection of accounts receivable were slower than expected. The Company has provided an allowance covering 50% of the accounts receivable which were outstanding for 120 or more days, reflecting management’s best estimate of ultimate collectability of such accounts receivable. In addition, we reduced our headcount from 250 full-time employees as of December 31, 2015 to 180 employees as of March 31, 2016 as a result of less production and competitive market condition in China. Salary and related expenses were reduced in the first quarter of 2016.

Selling expenses decreased for the three months ended March 31, 2016 as compared to the same period in 2015, mainly due to a decrease in shipping and handling expenses as a result of a decrease in volume of sales.

Other Income (Expense), Net

Other income, net was $444,645 for three months ended March 31, 2016 and other expenses, net were $876,756 for three months ended March 31, 2015. Subsidy income increased from $188,761 for the three months ended March 31, 2015 to $ 531,445 in the same period of 2016. Subsidy income in the first quarter of 2016 was related to our Yidu project and subsidy income in the first quarter of 2015 represents the value-added tax rebates provided on our exports.

Interest expense decreased to $208,665, representing a decrease of $890,405 or 81%, during the current period as compared to interest expense of $1,099,070 for the same period of 2015, which was primarily due to lower bank loan amounts and interest rates on our bank loans in the first quarter of 2016 as compared to the same period of 2015. During the first quarter of 2016, China reduced the basic bank rate to stimulate the economy. Consulting fees related to a capital lease were $9,159 in the first quarter of 2016 and there was no such expense in the first quarter of 2015.

Income Tax

We did not have tax provision for the three months ended March 31, 2016 as the company suffered a loss in the first quarter of 2016. Our consolidated income tax rates were 26% for the three months ended March 31, 2015.

Noncontrolling Interests

As of March 31, 2016, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). TSD held a 26.36% interest in Skypeople China. Net income attributable to noncontrolling interests decreased mainly due to the decrease in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Liquidity and Capital Resources

As of March 31, 2016, we had cash, cash equivalents and restricted cash of $66,251,577, an increase of $13,164,707, or 26%, from $53,086,870 as of December 31, 2015. We expect the projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit to provide sufficient capital to meet our projected operating cash requirements at least for the next 12 months, which does not take into account any potential expenditures related to the potential expansion of our current production capacity.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $50,984,228 as of March 31, 2016, an increase of $228,118, from working capital of $14,324,493 as of March 31, 2015. During the first quarter of 2016, net cash provided by our operating activities was $407,730 compared to $8,149,084 from operating activities of same period of 2015. The decrease was primarily due to a decrease in net income of $2.7 million during the first quarter of 2016 as compared to the same period of last year. In addition, there was cash outflow of $1,852,548 from a decrease in accounts receivable during the first quarter of 2016 as compared to $12,389,382 in net cash inflow during the first quarter of 2015. This increase in cash outflow was partially offset by an increase in cash inflow from changes of accounts payables during the first quarter of 2016 as compared to the same period of last year.

During the three months ended March 31, 2016, our investing activities used net cash of $2,784,612, including $2,527,423 of additions to property, plant and equipment as compare to $1,984,556 for the same period of 2015.

During the three months ended March 31, 2016, our financing activities generated net cash inflow of $4,016,159 as compared to net cash inflow of $8,080,186 in the same period of 2015.

During the first quarter of 2016, the Company repaid $1,233,968 on bank loans as compared to repayment of $9,213,508 for the same period of last year. In addition, the Company repaid capital lease of $11,391,267 as compared to $39,212 for the same period of last year.

On March 11, 2016, Skypeople HK, a wholly owned subsidiary of the Company and a 99.78% owner of Skypeople China entered into a Share Transfer Agreement and a Capital Contribution (the “Agreements”) with Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd. (the “TSD”), a limited liability corporation registered in China. Pursuant to the Agreements, TSD paid $16,641,394 and acquired 112,809,100 shares of Skypeople China from Skypeople HK, resulting in TSD owning 112,809,100 shares, or 26.36%, of Skypeople China.

Off-balance sheet arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

Notwithstanding this material weakness, our management has concluded that, based upon the interim remediation of internal control described below under “Changes in Internal Control over Financial Reporting”, our consolidated financial statements for the periods covered by and included in this report are prepared in accordance with U.S. GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2016, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013. Based on this assessment, our management concluded that, as of March 31, 2016, there is a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We have hired an assistant to the Interim Chief Financial Officer in September 2016 who has an accounting degree from the U.S. and is familiar with U.S. GAAP to help us in preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience of U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and other relevant securities laws. In addition to the above stated remediation plan we previously engaged an outside Sarbanes-Oxley Act consultant in March 2012 to assist us with improving the design and operations of our internal controls over financial reporting for our U.S. parent company and all subsidiaries.

We believe the measures described above will remediate the material weakness identified above. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control any future deficiencies.

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2015, China Cinda Asset Management Co., Ltd. Shaanxi Branch (“Cinda Shaanxi Branch”) filed two enforcement proceedings with Xi'an Intermediate People's Court against the Company for alleged defaults pursuant to guarantees by the Company to its suppliers for a total amount of RMB 39,596,250, or approximately $6.1 million.

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

The Company has responded to the court and taken the position that the financings under the agreements are essentially the loans from Cinda Shaanxi Branch to the two suppliers, and because Cinda Shaanxi Branch does not have permits to make loans in China, the agreements are invalid, void and have no legal forces from the beginning. Therefore, the Company has no obligations to repayment the debts owed by the two suppliers to Cinda Shaanxi Branch. The proceeding is currently pending for the verdict of the judge.

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
Hongke Xue
Chief Executive Officer
(Principal Executive Officer)
December 20, 2016

By:	/s/ Hanjun Zheng
Hanjun Zheng
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)
December 20, 2016

