Form 10-Q
period 2016-06-30
SkyPeople Fruit Juice, Inc
filed 2017-01-11
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Class	Outstanding at January 10, 2017
Common Stock, $0.001 par value per share	4,061,090

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$40,743,782	$50,006,914
Restricted cash	6,032,091	3,079,956
Accounts receivable, net of allowance of $2,407,160 as of June 30, 2016 and December 31, 2015, respectively	27,617,507	50,062,300
Other receivables	3,185,393	265,079
Inventories	3,603,216	3,444,740
Deferred tax assets	2,326,194	2,326,194
Advances to suppliers and other current assets	14,308,526	3,809,970
TOTAL CURRENT ASSETS	97,816,709	112,995,153

PROPERTY, PLANT AND EQUIPMENT, NET	80,222,743	82,947,233
LAND USE RIGHT, NET	23,973,897	25,867,932
LONG TERM ASSETS	5,416,288	2,979,857
DEPOSITS	75,063,918	45,321,919
Related party receivables	-	290,976
TOTAL ASSETS	$282,493,555	$270,403,070

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$18,967,294	$18,332,502
Accrued expenses	17,893,922	17,356,081
Income tax payable	2,326,194	1,153,194
Advances from customers	403,512	369,992
Notes payable	60,321
Short-term bank loans	32,226,445	33,506,838
TOTAL CURRENT LIABILITIES	71,877,688	70,718,607

NON-CURRENT LIABILITIES
Obligations under capital leases	15,162,399	16,720,307
TOTAL NON-CURRENT LIABILITIES	15,162,399	16,720,307
TOTAL LIABILITIES	87,040,087	87,443,786

EQUITY

SkyPeople Fruit Juice, Inc, Stockholders' equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 8,333,333 shares authorized; 4,061,090 and 27,161,499* shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	4,061	27,161
Additional paid-in capital	108,732,960	59,189,860
Retained earnings	105,101,213	105,782,482
Accumulated other comprehensive (loss) income	(20,127,383)	13,069,031
Total SkyPeople Fruit Juice, Inc. stockholders' equity	193,710,851	178,068,534
Non-controlling interests	1,742,617	4,895,622
TOTAL EQUITY	195,453,468	182,964,156
TOTAL LIABILITIES AND EQUITY	$282,493,555	$270,403,070

The accompanying notes are an integral part of these consolidated financial statements.

(* The amount of shares is given prior to the Company’s 1-for-8 reverse stock split on March 10, 2016.)

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$10,229,298	$12,165,269	$15,665,606	$28,736,308
Cost of goods sold	7,018,326	7,054,539	12,411,810	16,466,217
Gross profit	3,210,972	5,110,730	3,253,796	12,270,091

Operating Expenses
General and administrative expenses	1,007,113	273,646	1,687,057	3,258,128
Selling expenses	750,690	1,271,227	1,611,830	2,323,881
Total operating expenses	1,757,803	1,544,873	3,298,887	5,582,009

Income (loss) from operations	1,453,169	3,565,857	(45,091)	6,688,082

Other income (expense)
Interest income	15,599	230,473	146,623	264,026
Subsidy income	18,701	49,426	550,146	238,187
Interest expenses	(790,694)	(598,090)	(999,359)	(1,697,160)
Consulting fee related to capital lease	71,936	-	62,777	-
Total other expenses	(684,458)	(318,191)	(239,813)	(1,194,947)

Income (loss) before income tax	768,711	3,247,666	(284,904)	5,493,135
Income tax provision	633,829	1,070,171	633,829	1,632,740
Net income (loss)	134,882	2,177,495	(918,733)	3,860,395

Less: Net loss (income) attributable to non-controlling interests	249,929	(88,247)	237,464	(271,537)

NET INCOME (LOSS) ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	384,811	2,089,248	(681,269)	3,588,858

Other comprehensive income (loss)
Foreign currency translation adjustment	(12,277,105)	1,334,006	8,421,541	575,650
Comprehensive income (loss)	(12,142,223)	3,511,501	7,502,808	4,436,045)
Comprehensive income (loss) attributable to non-controlling interests	7,046,862	(109,877)	2,049,453	(276,284)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$(5,095,361)	$3,401,624	$9,552,261	$4,159,761

Earnings (loss) per share:
Basic and diluted net income(loss) per share	$0.12	$0.08	$(0.18)	$0.13

Weighted average number of shares outstanding
Basic and diluted	3,807,611	26,661,499	3,807,611	26,661,499

(* The amount of shares is given prior to the Company’s 1-for-8 reverse stock split on March 10, 2016.)

 The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(918,733)	$3,860,395
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,513,321	3,180,201
Deferred income tax assets	-	(260,873)
Provisions provided for bad debt expenses	-	(803,200)
Changes in operating assets and liabilities
Accounts receivable	19,139,955	40,671,942
Other receivable	(2,976,550)	304,109
Advances to suppliers and other current assets	(11,265,461)	222,326
Inventories	(233,562)	(361,721)
Accounts payable	1,116,836	(7,602,038)
Accrued expenses	284,774	(1,258,368)
Income tax payable	(1,146,977)	(1,216,599)
Advances from customers	41,843	(78,459)
Net cash provided by operating activities	6,555,446	36,657,715

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(10,125)	(2,036,888)
Proceeds from disposal of plant, property and equipment	190,185	-
Prepayment for other assets	(1,336,259)	296,959
Prepayments for deposit on equipment	(31,163,680)	(143,822)
Net cash used in investing activities	(32,319,879)	(1,883,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock	16,641,291	-
Decrease (increased) in restricted cash	-	3,263,282
(Repayment) proceeds from short-term notes	61,267	(8,158,204)
Proceeds from short-term bank loans	-	18,752,908)
Repayment of short-term bank loans	(594,290)	(13,492,076)
Repayment of long term debt	(1,229,949)	-
Payment for capital lease	7,982,400	-
Net cash provided by financing activities	22,860,719	365,910

Effect of change in exchange rate	(6,272,151)	100,796

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,263,132)	35,240,670
Cash and cash equivalents, beginning of period	50,006,914	25,130,302
Cash and cash equivalents, end of period	$40,743,782	$60,370,972

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$208,665	$1,697,160
Cash paid for income taxes	$1,259,559	$1,648,425

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$2,342,127	$6,928,619
Equipment acquired by capital lease	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2016 and the results of operations and cash flows for the periods ended June 30, 2016 and 2015. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2016. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date.

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

(2) Formerly known as Shaanxi Tianren Organic Food Co. Ltd.

(3) Hedetang Foods Industry (Yidu) Co., Ltd., formerly known as SkyPeople Juice Group Yidu Orange Products Co., Ltd., was established on March 13, 2012. Its scope of business includes deep processing and sales of oranges.

(4) Hedetang Agricultural Plantations (Yidu) Co., Ltd., formerly known as Hedetang Fruit Juice Beverages (Yidu) Co., Ltd., was established on March 13, 2012. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, farm products; fresh fruit picking; research, training and promotion of planting and breeding technology.

(5) SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. was established on April 26, 2012. Its scope of business includes the initial processing, quick-frozen and sales of agricultural products and related by-products.

(6) Hedetang Farm Products Trading Market (Mei County) Co., Ltd., formerly known as SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. (“Kiwi Fruit & Farm Products”) was established on April 19, 2013. Its scope of business includes preliminary processing of agricultural and subsidiary products, establishment of trading market for agriculture products, and similar activities.

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

(11) Hedetang Holding Group Co., Ltd., formerly known as Hedetang Holding Co., Ltd. (“Hedetang Holding”) was established on July 21, 2014. Its scope of business includes corporate investment consulting, corporate management consulting, corporate imagine design and corporative marketing planning.

(12) The Company acquired Huludao Wonder Co. Ltd. (“Huludao”) on June 10, 2008. Its scope of business mainly includes the manufacture and sale of concentrated fruit juice and fruit juice beverages.

(13) The Company acquired Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) on November 25, 2009. Its scope of business mainly includes the manufacture of concentrated fruit juice.

(14) Hedetang Foods Industry (Jingyang) Co., Ltd. was established on June 7, 2016. Its scope of business includes processing, storage and sales of farm products, fruits, tea and snacks; research and promotion of processing technology of organic agriculture, fruit industry and agricultural products.

(15) Hedetang Farm Products Trading Market (Yidu) Co., Ltd. was established on March 23, 2016. Its scope of business includes construction, operation, and property management of farm products trading market; e-commerce service of farm products; and the construction and operation management of an e-commerce information platform.

(16) Xi’an Hedetang E-Commerce Co., Ltd. was established on April 21, 2016. Its scope of business includes online sales of pre-packaged foods and bulk foods.

(17) The company acquired Hedetang Foods (China) Co., Ltd. (“Hedetang Foods China”) on May 18, 2016 through the acquisition of Belking Foods Holdings Group Co., Ltd., the 100% indirect shareholder of Hedetang Foods China, on the same date. The scope of business of Hedetang Foods China includes wholesale and retail of foods and beverages; import and export trade of fruit, vegetables, dried fruit; packaging; logistics and distribution; online sales; business management consulting services.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of SkyPeople (China), Hedetang Food (China), Hedetang Holding, Huludao Wonder, Xi’an Cornucopia, Xi’an Hedetang Juice Beverages, Yingkou, Shaanxi Qiyiwangguo, Hedetang E-commerce, SkyPeople Suizhong, Shaanxi Fruitee Fun, Food Industry Yidu, Food Industry Jingyang, Guo Wei Mei, Agriculture Plantation Yidu, Trading Market Yidu, and Trading Market Mei County, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $27,883 and $936,414 for the three months ended June 30, 2016 and 2015, respectively; and $42,037 and $1,893,067 for the six months ended June 30, 2016 and 2015, respectively; are reported in the Consolidated Statements of Income and Comprehensive Income (Loss) as a component of selling expenses.

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

In August 2016, FASB issued "Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments." The issues include but are not limited to the classification of debt prepayment and debt extinguishment costs, payments made for contingent consideration for a business combination, proceeds from the settlement of insurance proceeds, distributions received from equity method investees and separately identifiable cash flows and the application of the predominance principle. This update is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the provisions of this standard and assessing its impact on the Company's consolidated financial statements and disclosures.

There were no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2016 compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that are of significance or potential significance to us.

3.	Inventories

Inventories by major categories are summarized as follows:

	June 30, 2016	December 31, 2015
Raw materials and packaging	$990,330	$944,812
Finished goods	2,612,886	2,499,928
Inventories	$3,603,216	$3,444,740

4.	Related Party Transaction

Sales to related party

The Company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. ("Fullmart") for approximately $0 and $790,500 for the six months ended June 30, 2016 and 2015, respectively. The accounts receivable balances were approximately $189,305 and $441,253 as of June 30, 2016 and December 31, 2015, respectively. Fullmart is a company indirectly owned by a member of our Board of Directors (former Chairman and Chief Executive Officer), Mr. Yongke Xue.

Long-term loan – related party

There were no short-term loans to a related party as of June 30, 2016.

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

The Company recorded interest expense in connection with these related party loans of approximately $120,000 for three months ended June 30, 2015, and approximately $240,000 for the six months ended June 30, 2015.

On October 16, 2015, the Company entered into a Share Purchase Agreement with the Lender to sell 5,321,600 shares of the common stock of the Company at the price of $7,982,400, and which was paid by cancellation of the loan by the Lender. On March 10, 2016, the Lender canceled the loan and the shares were issued to the Lender.

5.	Concentrations

(1)	Concentration of customers

Sales to our five largest customers accounted for approximately 33% and 29% of our net sales during the six months ended June 30, 2016 and 2015, respectively. There was no single customer representing over 10% of total sales for the six months ended June 30, 2016 and 2015, respectively.

Sales to our five largest customers accounted for approximately 49% and 27% of our net sales during the three months ended June 30, 2016 and 2015, respectively. There was one customer representing 13% of total sales for the three months ended June 30, 2016, and there was no single customer representing 10% of total sale for the three months ended June 30, 2015.

(2)	Concentration of suppliers

One supplier accounted for 83% of our purchases for the six months ended June 30, 2016, and two suppliers accounted for 13% and 11% of our purchases for the six months ended June 30, 2015, respectively.

During the three months ended June 30, 2016, three suppliers accounted for 59%, 13% and 11% of our purchases, respectively. During the three months ended June 30, 2015, two suppliers accounted for 13% and 11% of our purchases, respectively.

6.	Share split

On March 10, 2016, the Company filed with the Florida Secretary of State's office an amendment to its Articles of Incorporation. As a result of the Articles of Amendment, the Company authorized and approved an 1-for-8 reverse stock split of the Company’s authorized shares of common stock from 66,666,666 shares to 8,333,333 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the "Reverse Stock Split"). The common stock continues to have a par value of $0.001. No changes were made to the number of authorized preferred shares of the Company, which remains as 10,000,000, none of which have been issued. The amendment to the Articles of Incorporation of the Company took effect on March 16, 2016.

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

The Company operates in six segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages, fresh fruits and vegetables, and others. Our concentrated apple juice and apple aroma is primarily produced by the Company’s Huludao Wonder factory; concentrated pear juice is primarily produced by the Company’s Jiangyang factory. However, the Company uses the same production line to manufacture both concentrated apple juice and concentrated pear juice. In addition, both Shaanxi Province, where the factory of Jianyang factory is located, and Liaoning Province, where the factory of Huludao Wonder is located, are rich in fresh apple and pear supplies. Jinagyang factory also produces concentrated apple juice and Huludao Wonder factory also produces concentrated pear juice when necessary. Concentrated kiwifruit juice and kiwifruit puree is primarily produced by the Company’s Qiyiwangguo factory, and fruit juice beverages is primarily produced by the Company’s Qiyiwangguo factory. The Company’s other products include fructose, concentrated turnjujube juice, and other by products, such as kiwifruit seeds. The production of other products is based on customers’ orders. The sales amount is currently small and unstable.

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

For the three months ended June 30, 2016 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$3,204	$433	$1,945	$5,457	$-	1,548	$12,587
Inter-segment loss	(1,324)	(2)	(988)	-	-	(44)	(2,358)
Revenue from external customers	1,880	431	957	5,457	-	1,505	10,229
Segment gross profit	$321	$32	$216	$2,600	$-	43	$3,211

For the three months ended June 30, 2015 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$63	$41	$988	$28,424	$-	1	$29,517
Inter-segment loss	(13)	-	-	(17,339)	-	-	(17,352)
Revenue from external customers	50	41	988	11,085	-	1	12,165
Segment gross profit	$-	$11	$324	$4,797	$-	1	$5,111

 For the six months ended June 30, 2016 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$13,678	$472	$2,255	$5,461	$-	1,550	$23,416
Inter-segment loss	(6,538)	(26)	(1,141)	(2)	-	(43)	(7,750)
Revenue from external customers	7,140	446	1,114	5,459	-	1,507	15,666
Segment gross profit	$365	$24	$220	$2,601	$-	44	$3,254

For the six months ended June 30, 2015 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$88	$3,603	$5,752	$50,455	$-	1	$59,899
Inter-segment loss	(13)	(1,674)	(101)	(29,375)	-	-	(31,163)
Revenue from external customers	75	1,929	5,651	21,080	-	1	28,736
Segment gross profit	$8	$675	$5,752	$9,376	$-	1	$12,270

The following table reconciles reportable segment profit to the Company’s consolidated income before income tax provision for the three months ended June 30, 2016 and 2015:

	2016	2015
Segment profit	$3,253,796	$12,270,091
Unallocated amounts:
Operating expenses	(3,298,887)	(5,582,008)
Other expenses	(239,813)	(1,194,947)
Income (loss) before tax provision	$(284,904)	$5,493,136

9.	Subsequent Events

On June 15, 2016, Hedetang Holdings Co., Ltd. (the “Hedetang”), a wholly owned subsidiary of the Company, entered into a Share Transfer Agreement (the “Agreement”) with Shaanxi New Silk Road Kiwifruit Group Inc. ( the “NSR”), a limited liability corporation registered in China.

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

On August 3, 2016, Shaanxi Guoweimei Kiwi Deep Processing Company, an indirectly wholly-owned subsidiary of the Company, signed a lease agreement of 20,000 mu (approximately 3,300 square acres) of kiwifruits orchard located in Mei County, Shaanxi Province, with the Di'erpo Committe of Jinqu Village, Mei County, Shaanxi for 30 years, from August 5, 2016 to August 4, 2046.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, and with the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed in this report and under the heading “Risk Factors” in our most recent Annual Report on Form 10-K.

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and out of the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. For the three months ended June 30, 2016, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 32%, 53% and 15% of our revenue, respectively, compared to 9%, 91% and 0% respectively, for the same period of 2015.

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

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2015, we had spent approximately $18.6 million on various capital projects in Huludao Wonder and $5.4 million on projects in SkyPeople Suizhong. Other capital investment projects as described below are funded using the cash generated from our working capital and short-term bank loans. We review these projects and capital expenditures on a quarterly basis based on the market conditions and associated costs of these projects.

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

Mei County National Kiwi Fruit Wholesale Trading Center, built by the Company, has started normal operations. There are 25 enterprises operating in the trading center, which includes 12 logistic companies, 4 on-line sales companies, 2 packing companies, 3 agriculture companies, and others. In addition, all related government departments of National Kiwi Fruit Wholesale Trading Center have moved in. The trading center is expected to complete the promotion for the sale and lease of spaces of trading center in the second quarter of 2017. The Company is expected to generate income from this trading center in various operations and maximize the Company’s profit in agriculture trading area.

On April 19, 2013, we established Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”) as a part of National Kiwi Fruit Wholesale Trading Center to engage in the business of producing kiwi fruit juice, kiwi puree and cider beverages, and similar products. The total estimated investment was RMB 294 million (approximately $46 million). In 2015, the lack of a waste water treatment center held up the project, and our project was delayed as well. In 2016, the government started building the waste water treatment center and our project continued. We are now building fruit juice production lines, vegetable and fruit flash freeze facility, R&D center and office building. We plan to complete the construction in the second quarter of 2017.

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

Letter of Intent of Purchase of Biological Assets

In April 2016, the Company signed a letter of intent with Mei County Kiwifruits Investment and Development Corporation to purchase 833.5 mu of kiwifruits orchard in Mei County. The purchase price will be determined by a third party valuation company appointed by both parties. The Company paid RMB 200 million (approximately $30 million) as a deposit (“Deposit”) in the second quarter of 2016. The purchase is subject to government approval, approval by the Company’s Board of Directors and definitive agreement negotiated and signed by the parties. Pursuant to the letter of intent, the Deposit shall be returned to the Company within 10 working days upon the request of the Company if the kiwifruits orchard cannot be transferred to the Company according to the schedule. The Company expects to complete the purchase process in the second quarter of 2017.

Results of Operations

Comparison of Three Months ended June 30, 2016 and 2015:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended June 30, 2016 and 2015, respectively (in thousands for the revenue):

	Three month ended June 30,		Change
	2016	2015	Amount	%
Concentrated apple juice and apple aroma	$1,880	$50	$1,830	3,660%)
Concentrated kiwifruit juice and kiwifruit puree	431	42	389	926%
Concentrated pear juice	957	988	(31)	(3%)
Fruit juice beverages	5,457	11,085	(5,628)	(51%)
Fresh fruits and vegetables		-	-	-
Others	1,504	-	1,504	(100%)
Total	$10,229	$12,165	$(1,936)	(16%)

The decrease in gross revenue for the three months ended June 30, 2016 was primarily due to decreased sales in fruit juice beverages that were partially offset by increased revenues from concentrated apple juice, apple aroma and other products.

Sales from apple-related products increased for the three months ended June 30, 2016, as the Company sold approximately 1,219 tons of concentrated apple juice compared to 11 tons of concentrated apple juice in the same period of 2015.

Sales from concentrated kiwifruit juice and kiwifruit puree increased during the second quarter of 2016 as compared to net sales of kiwi-related product line in the same quarter of 2015, primarily as a result of the increased amount of products sold in the second quarter of 2016 as compare to same period of 2015.

Sales of concentrated pear juice decreased slightly in the second quarter of 2016 mainly due to a decrease of unit price of our products sold. We sold 1,314 and 578 tons of concentrated pear juice during the second quarters of 2016 and 2015, respectively.

Sales from our fruit juice beverages decreased for the second quarter of 2016, primarily due to due to a decrease in the in-store demand of our products as a result of heavy competition in China market, as consumers increased their fruit juice beverage purchases through on-line home delivery of groceries instead of through the traditional in-store supermarkets in which we sell our products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margins, which is gross profit as a percentage of the related revenues, for the three months ended June 30, 2016 and 2015, respectively (in thousands for the gross profit):

	Three months ended June 30,
	2016		2015
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$320	17%	$-	-
Concentrated kiwifruit juice and kiwifruit puree	32	7%	(10)	(27%)
Concentrated pear juice	216	23%	324	33%
Fruit juice beverages	2,600	48%	4, 797	43%
Fresh fruits and vegetables		-	-	-%
Others	43	3	-	-%
Total/Overall (for gross margin)	$3,211	31%	$5,111	42%

The consolidated gross profit for the three months ended June 30, 2016 was $3.2 million, a decrease of $1.9 million, from 5.1 million for the same period of 2015, primarily due to a decrease of profit margin in dollar amounts of our fruit juice beverages.

The gross profit margin of concentrated apple juice for the second quarters of 2016 and 2015 were 17% and 0%, respectively. The improvement in gross margin was mainly due to a decrease in the purchase price of concentrated apple juice from our suppliers during the second quarter of 2016.  Our YingKou factory did not operate its concentrated apple juice production facilities in 2016, which caused a lower inventory of concentrated apple juice. We purchased the concentrated apple juice from our suppliers and sold to our customers to satisfy our customers’ need.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree increased from gross loss margin of 27% for the three months ended June 30, 2015 to 7% for the same period of 2016, primarily due to an increase in sales price of concentrated kiwifruit juice and kiwifruit puree during the second quarter of 2016.

The gross profit margin of the concentrated pear juice decreased from 33% to 23% for the second quarters of 2015 and 2016, respectively, primarily due to the higher costs of raw materials.

The gross profit margin of our fruit juice beverages increased from 43% for the three months ended June 30, 2015, to 48% for the same period of 2016. The increase of gross margin of fruit juice beverages was primarily due to an increase in sales of our 3 liter fruit juice beverages in the second quarter of 2016, which have a higher gross margin compared to other fruit beverage products.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended June 30, 2016 and 2015, respectively:

	Second quarter of 2016		Second quarter of 2015
	Amount	% of revenue	Amount	% of revenue
General and administrative	$1,007,113	10%	$273,646	2%
Selling expenses	750,690	7%	1,271,227	11%
Total operating expenses	$1,757,803	17%	$1,544,873	13%

Operating expenses increased for the three months ended June 30, 2016 compared to the corresponding period in 2015, mainly due to an increase in general and administrative expenses.

The increase in general and administrative expenses for the three months ended June 30, 2016, as compared with same period of 2015, was mainly due to a reverse of bad debt provisions during the second quarter of 2015. During the second quarter of 2015, the Company executed stronger control over accounts receivables. Since the outstanding balance of account receivables decreased as compared with of the balance as of the year end, based on management’s estimation of collectability of account receivables, the Company reduced bad debt provisions from $837,200, as of the year end, to $34,002 the provision for doubtful accounts, which reduced the general and administrative expenses by $802,998 during the second quarter of 2015.

Selling expenses decreased for the three months ended June 30, 2016 as compared to the same period in 2015, mainly due to a decrease in shipping and handling expenses as a result of a decrease in volume of sales.

Other Income (Expense), Net

Other expenses, net were $684,458 and $318,191 for the three months ended June 30, 2016 and 2015, respectively. The increase in other expenses was mainly due to an increase in interest expense, which was partially offset by a decrease in interest income. Interest expense increased from $598,090 for the second quarter of 2015 to $790,694 for the same period of 2016, representing an increase of $192,604. The increase in interest expenses was mainly due to an adjustment of interest expenses during the second quarter of 2015. The People’s Bank of China lowered the bench mark interest rate on November 22, 2014. All financial institutions adjusted their lending rates, accordingly. The Company received notification of reducing interests in connection with financial leasing obligations in the second quarter of 2015.  Interest income decreased from $230,473 for the second quarter of 2015 to $15,599 for the same period of 2016, mainly due to a decrease in average cash balance during the second quarter of 2016 as compared to the same period of 2015.

Income Tax

Our provision for income taxes was $633,829 for the three months ended June 30, 2016, a decrease $436,342, as compared to $1,07,171 for the same period of last year, due to lower income before taxes in the second quarter of 2016.

Noncontrolling Interests

As of June 30, 2016, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). TSD held a 26.36% interest in Skypeople China. Net income attributable to noncontrolling interests decreased mainly due to the decrease in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Comparison of Six Months ended June 30, 2016 and 2015:

Revenue

The following table presents our consolidated revenues for each of our main products for the six months ended June 30, 2016 and 2015, respectively (in thousands for the revenue):

	Six months ended June 30,		Change
	2016	2015	Amount	%
Concentrated apple juice and apple aroma	$7,140	$75	$7,065	9,420%)
Concentrated kiwifruit juice and kiwifruit puree	447	1,929	(1,482)	(77%)
Concentrated pear juice	1,114	5,651	(4,537)	(80%)
Fruit juice beverages	5,459	21,080	(15,621)	(74%)
Fresh fruits and vegetables	-	-	-	-
Others	1,506	1	1,505	150,500%
Total	$15,666	$28,736	$(13,070)	(45%)

The decrease in gross revenue for the six months ended June 30, 2016 was primarily due to decreased sales in most of our product lines that was partially offset by increased revenues from concentrated apple juice and apple aroma.

Sales from apple-related products increased for the six months ended June 30, 2016, as the Company sold approximately 6,015 tons of concentrated apple juice versus 33 tons of concentrated apple juice in the same period of 2015. Such an increase was partially offset by a decrease in unit price of concentrated apple juice. Most of our concentrated apple juice was sold directly or indirectly to the international market. In 2016, international demand of concentrated apple juice from China continued to drop. According to the data provided by the Chinese Customs, the amount of exported concentrated apple juice from China dropped by 11% in the first half year of 2016 as compared to the same period of last year. Over the past three years, the purchase price of fresh apples has increased, but the sales price of concentrated apple related products was low in 2016. Because of the negative trend of international market and estimated lower margin, our YingKou factory did not operate its concentrated apple juice production facilities in 2016, which caused a lower inventory of concentrated apple juice. During the six months ended June 30, 2016, due to increase demands of concentrated apple juice from our customers, we purchased the concentrated apple juice from our suppliers and sold to our customers to satisfy our customers’ need.

Sales from concentrated kiwifruit juice and kiwifruit puree decreased during the six months ended June 30, 2016 as compared to net sales of kiwi-related product line in the same period of 2015, primarily as a result of the decreased amount of products sold in the six months ended June 30, 2016 as compare to same period of 2015.

Sales of concentrated pear juice decreased during the six months ended June 30, 2016 as we sold 1,513 and 4,412 tons of concentrated pear juice during the six months ended June 30, 2016 and 2015, respectively. The decrease in sales amount was mainly due to a shortage in our inventory of concentrated pear juice. Due to unexpected weather conditions in the 2015 pear harvest season, the amount of available raw material supplies was low in early 2016. As a result of the weather conditions, the squeezing season started later than usual, and the production amount was lower.

Sales from our fruit juice beverages decreased during the six months ended June 30, 2016, primarily due to a decrease in the in-store demand of our products as a result of heavy competition in the Chinese market as consumers increased their fruit juice beverage purchases through on-line home delivery of groceries instead of through the traditional in-store supermarkets in which we sell our products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the six months ended June 30, 2016, 2016 and 2015, respectively (in thousands for the gross profit):

	Six months ended June 30,
	2016		2015
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$365	5%	$8	11%
Concentrated kiwifruit juice and kiwifruit puree	24	5%	675	35%
Concentrated pear juice	220	20%	2,210	39%
Fruit juice beverages	2,601	48%	9,376	44%
Fresh fruits and vegetables	-	-	-	-
Others	44	3	1	-
Total/Overall (for gross margin)	$3,254	21%	$12,270	43%

The consolidated gross profit for the six months ended June 30, 2016, 2016 was $3.2 million, a decrease of $9.1 million, from $12.3 million for the same period of 2015, primarily due to a decrease of revenue for the reasons discussed above.

The gross profit margin of concentrated apple juice for the six months ended June 30, 2016 and 2015 were 5% and 11%, respectively. We did not have any inventory of concentrated apple juice during the six months ended June 30, 2016 and we were forced to purchase concentrated apple juice to satisfy our customers’ demand, which caused a lower profit margin.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree decreased from 35% for the six months ended June 30, 2015 to 5% for the same period of 2016, primarily due to lower production during the first quarter of 2016, which resulted in a higher ratio of fixed expenses to the unit cost of our products. In addition, due to the higher cost of fresh kiwi purchased in the last squeezing season, we experienced a higher cost of concentrated kiwifruit juice and kiwifruit puree sold during the current period as compared to the same period of 2015. We also reduced the sales prices of our products as a result of lower market demand.

The gross profit margin of the concentrated pear juice decreased from 39% for the six months ended June 30, 2015 to 20% for the same period of 2016, primarily due to the higher costs of raw material.

The gross profit margin of our fruit juice beverages increased from 44% for the six months ended June 30, 2015, to 48% for the same period of 2016. The increase in the gross margin of fruit juice beverages was primarily due to an increase in sales of our 3 liter fruit juice beverages in the second quarter of 2016, which have a higher gross margin compared to other fruit beverages products.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the six months ended June 30, 2016 and 2015, respectively:

	First half of 2016		First half of 2015
	Amount	% of revenue	Amount	% of revenue
General and administrative	$1,687,057	11%	$3,258,128	11%
Selling expenses	1,611,830	10%	2,323,881	8%
Total operating expenses	$3,298,887	21%	$5,582,009	19%

Operating expenses decreased for the six months ended June 30, 2016 compared to the corresponding period in 2015.

The decrease in general and administrative expenses for the six months ended June 30, 2016, as compared with same period of 2015, was mainly due to a decrease in our employee headcount from 250 full-time employees as of December 31, 2015 to 233 employees as of June 30, 2016, as a result of lower production and competitive market conditions in China. Salary and related expenses were reduced in the first quarter of 2016 as a consequence of the lower employee headcount. We increased our headcount in the second quarter of 2016 from 180 employees as of March 31, 2016, due to an increase in production.

Selling expenses decreased for the six months ended June 30, 2016 as compared to the same period in 2015, mainly due to a decrease in shipping and handling expenses as a result of a decrease in the volume of sales.

Other Income (Expense), Net

Other expenses, net were $239,813 for the six months ended June 30, 2016 and other expenses, net were $1,194,947 for same period of 2015. Subsidy income increased from $238,187 for the six months ended June 30, 2015 to $550,146 in the same period of 2016. Subsidy income for the six months ended June 30, 2016 was mainly related to our Yidu project and subsidy income in the same period of 2015 mainly represents the value-added tax rebates provided on our exports.

Interest expense for the six months ended June 30, 2016 was $999,359, representing a decrease of $697,801 or 41%, as compared to interest expense of $1,697,160 for the same period of 2015. The decrease was primarily due to lower bank loan amounts and interest rates on our bank loans in the first half of 2016 as compared to the same period of 2015. Consulting fees related to a capital lease were $62,777 for the six months ended June 30, 2016 and there was no such expense in same period of 2015.

Income Tax

Our provision for income taxes decreased for the six months ended June 30, 2016 versus same period of 2015, due to lower income before taxes in the first half 2015. Our consolidated income tax rates were 4% and 6% for the six months ended June 30, 2016 and 2015, respectively.

Noncontrolling Interests

As of June 30, 2016, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). TSD held a 26.36% interest in Skypeople China. Net income attributable to noncontrolling interests decreased mainly due to the decrease in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Liquidity and Capital Resources

As of June 30, 2016, we had cash, cash equivalents and restricted cash of $46,775,873, a decrease of $6,310,997, or 12%, from $53,086,870 as of December 31, 2015. We expect the projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit to provide sufficient capital to meet our projected operating cash requirements at least for the next 12 months, which does not take into account any expenditures related to the potential expansion of our current production capacity.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $25,939,021 as of June 30, 2016, a decrease of $14,115,207 from working capital of $40,054,228 as of June 30, 2015 mainly due to an increase in current liabilities. During the six months ended June 30, 2016, net cash provided by our operating activities was $6,555,446 compared to $36,657,715 during the same period of 2015. The decrease was primarily due to a decrease in net income of $4.8 million and a decrease of $21,531,987 in cash inflow from the decrease of account receivables during the first half of 2016 as compared to the same period of 2015.

During the six months ended June 30, 2016 and 2015, our investing activities used net cash of $32,319,879and $1,883,751, respectively. During first half of 2016 and 2015, net cash used in investing activities included $1,336,259 and $2,036,888, respectively of additions to property, plant and equipment. We also made a refundable deposit about $30 million pursuant to the letter of intent to purchase kiwifruits orchard, as discussed above.

During the six months ended June 30, 2016, our financing activities generated net cash inflow of $22,860,719 as compared to net cash inflow of $365,910 in the same period of 2015. The increase in cash inflow from financing activities was mainly due to an increase in capital contribution of $16,641,291.

During the first half of 2016, the Company repaid $594,290 on bank loans as compared to repayment of $13,492,076 for the same period of last year as there were more bank loans due during the same period of last year.

On March 11, 2016, Skypeople HK, a wholly owned subsidiary of the Company and a 99.78% owner of Skypeople China entered into a Share Transfer Agreement and a Capital Contribution (the “Agreements”) with Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd. (the “TSD”), a limited liability corporation registered in China. Pursuant to the Agreements, TSD paid $16,641,291 and acquired 112,809,100 shares of Skypeople China from Skypeople HK, resulting in TSD owning 112,809,100 shares, or 26.36%, of Skypeople China.

Off-balance sheet arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

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

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2016, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013. Based on this assessment, our management concluded that, as of June 30, 2016, there is a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We hired an assistant to the interim Chief Financial Officer in September 2016 who has an accounting degree from a U.S. institution and is familiar with U.S. GAAP to help us in preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience of U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and other relevant securities laws. In addition to the above stated remediation plan we previously engaged an outside Sarbanes-Oxley Act consultant in March 2012 to assist us with improving the design and operations of our internal controls over financial reporting for our U.S. parent company and all subsidiaries.

We believe the measures described above will remediate the material weakness identified above. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control any future deficiencies.

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
January 11, 2017

By:	/s/ Hanjun Zheng
Hanjun Zheng
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)
January 11, 2017

