Form 10-Q
period 2016-09-30
SkyPeople Fruit Juice, Inc
filed 2017-01-27
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Class	Outstanding at January 24, 2017
Common Stock, $0.001 par value per share	4,061,090

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$2,532,553	$50,006,914
Restricted cash	-	3,079,956
Accounts receivable, net of allowance of $2,407,160 as of September 30, 2016 and December 31, 2015, respectively	4,169,400	50,062,300
Other receivables	2,866,593	265,079
Inventories	4,732,100	3,444,740
Deferred tax assets	2,326,194	2,326,194
Advances to suppliers and other current assets	18,486,958	3,809,970
TOTAL CURRENT ASSETS	35,113,798	112,995,153

PROPERTY, PLANT AND EQUIPMENT, NET	78,624,516	82,947,233
LAND USE RIGHT, NET	26,056,217	25,867,932
LONG TERM ASSETS	2,897,661	2,979,857
DEPOSITS	134,907,567	45,321,919
Related party receivables	-	290,976
TOTAL ASSETS	$277,599,759	$270,403,070

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$25,388,282	$18,332,502
Accrued expenses	20,433,673	17,356,081
Income tax payable	2,326,194	1,153,194
Advances from customers	174,042	369,992
Notes payable	134,775	-
Short-term bank loans	30,504,058	33,506,838
TOTAL CURRENT LIABILITIES	78,961,024	70,718,607

NON-CURRENT LIABILITIES
Obligations under capital leases	15,056,590	16,720,307
TOTAL NON-CURRENT LIABILITIES	15,056,590	16,720,307
TOTAL LIABILITIES	94,017,614	87,443,786

EQUITY

SkyPeople Fruit Juice, Inc, Stockholders' equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding as of September30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 8,333,333 shares authorized; 4,061,090 and 27,161,499* shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	4,061	27,161
Additional paid-in capital	108,732,960	59,189,860
Retained earnings	104,680,603	105,782,482
Accumulated other comprehensive ( loss) income	(21,478,862)	13,069,031
Total SkyPeople Fruit Juice, Inc. stockholders' equity	191,938,762	178,068,534
Non-controlling interests	(8,356,617)	4,895,622
TOTAL EQUITY	183,582,145	182,964,156
TOTAL LIABILITIES AND EQUITY	$277,599,759	$270,403,070

The accompanying notes are an integral part of these consolidated financial statements.

(* The amount of shares is given prior to the Company’s 1-for-8 reverse stock split on March 10, 2016.)

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$10,590,973	$10,548,336	$26,256,579	$39,284,644
Cost of goods sold	7,525,561	6,643,381	19,937,371	23,109,598
Gross profit	3,065,412	3,904,955	6,319,208	16,175,046

Operating Expenses
General and administrative expenses	1,009,520	1,462,677	2,696,577	4,720,805
Selling expenses	1,107,677	984,512	2,719,507	3,308,393
Total operating expenses	2,117,197	2,447,189	5,416,084	8,029,198

Income from operations	948,215	1,457,766	903,124	8,145,848

Other income (expense)
Interest income	13,747	47,377	160,370	311,403
Subsidy income	(8,916)	-	541,230	238,187
Interest expenses	(688,904)	(1,714,906)	(1,688,263)	(3,412,066)
Consulting fee related to capital lease	(69,557)	(339)	(6,780)	(339)
Total other expenses	(753,630)	(1,667,868)	(993,443)	(2,862,815)

Income (loss) before income tax	194,585	(210,102)	(90,319)	5,283,033
Income tax provision	250,453	159,661	884,282	1,792,401
Net income (loss)	(55,868)	(369,763)	(974,601)	3,490,632

Less: Net loss attributable to non-controlling interests	(364,742)	(55,955)	(127,278)	(327,492)

NET INCOME (LOSS) ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	(420,610)	(425,718)	(1,101,879)	3,163,140

Other comprehensive income (loss)
Foreign currency translation adjustment	228,830	(8,172,082)	1,215,660	(7,596,432)
Comprehensive income (loss)	172,962	(8,541,845)	241,059	(4,105,800)
Comprehensive income (loss) attributable to non-controlling interests	(24,844)	128,475	8,613,955	(147,809)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	$148,119	$(8,413,370)	$8,855,016	$(4,253,609)

Earnings (loss) per share:
Basic and diluted net income(loss) per share	$(0.10)	$(0.02)	$(0.28)	$0.12

Weighted average number of shares outstanding Basic and diluted	3,887,435	26,661,499	3,887,435	26,661,499

 The accompanying notes are an integral part of these consolidated financial statements.

(* The amount of shares is given prior to the Company’s 1-for-8 reverse stock split on March 10, 2016.)

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(974,601)	$3,490,632
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,739,607	4,701,533
Deferred income tax assets	-	(412,728)
Provisions provided for bad debt expenses	-	(804,524)
Changes in operating assets and liabilities
Accounts receivable	42,466,850	48,865,852
Notes receivable	(986,502)
Other receivable	(2,643,904)	293,422
Advances to suppliers and other current assets	(15,639,125)	(7,220,094)
Inventories	(1,398,802)	(511,685)
Accounts payable	10,522,211	(7,876,850)
Accrued expenses	347,377	(951,496)
Income tax payable	(1,134,706)	(1,413,939)
Advances from customers	(187,952)	49,956
Net cash provided by operating activities	34,110,453	38,210,079

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment	(28,386)	(4,622,320)
Proceeds from disposal of plant, property and equipment	334,236	-
Prepayment for other assets	(91,914,922)	-
Purchase of intangible assets	(1,321,964)
Prepayments for deposit on equipment	-	(142,774)
Net cash used in investing activities	(92,931,036)	(4,765,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock	16,377,868	-
Decrease in restricted cash	3,030,579	3,239,496
Proceeds (repayment) from short-term notes	136,376	(8,098,740)
Proceeds from short-term bank loans	-	23,831,727
Repayment of short-term bank loans	(2,103,222)	(15,028,524)
Repayment of long term debt	(1,216,791)	-
(Repayment) proceeds from related party loan	(239,928)	(374,913)
Payment for capital lease	7,982,400	(344)
Net cash provided by financing activities	23,967,282	3,568,702

Effect of change in exchange rate	(12,621,060)	(2,061,336)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(47,474,361)	34,952,351
Cash and cash equivalents, beginning of period	50,006,914	25,130,302
Cash and cash equivalents, end of period	$2,532,553	$60,082,653

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,176,401	$3,412,066
Cash paid for income taxes	$884,282	$1,636,409

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$91,914,922	$6,878,117
Equipment acquired by capital lease	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows for the periods ended September 30, 2016 and 2015. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2016. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date.

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

Organizational Structure

Our current organizational structure is set forth in the diagram below:

SkyPeople Fruit Juice, Inc.
(Florida, U.S.)
"SkyPeople"
100%
Pacific Industry Holding Group Co., Ltd.
(Vanuatu)
"Pacific"
100%
Belkin Foods Holdings Group Limited
"Belkin"
100%
Harmony MN Inc.
(Delaware, U.S.)
"HMN"
100%
HeDeTang Holdings (HK)Ltd
"HeDeTang Holdings(HK)"
100%
Hedetang Holdings (Aisa-Pacific)Ltd
"HeDeTang Holdings (Aisa-Pacific)"
73.41%
SkyPeople Juice Group Co., Ltd.
(PRC)(2)
"SkyPeople (China)"
26.36%
Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd.
"Tianshunda"
100%
Hedetang Foods (China) Ltd(17)
"HeDeTang Foods (China)"
100%
Hedetang Holding Group Co., Ltd.(11)
(PRC)
"Hedetang Holding"
100%
Hedetang Foods Industry (Xi'an) Co., Ltd(10)
(PRC)
"Foods Industry Xi'an"
48.99%
10%
0.6%
90%
Huludao Wonder Fruit Co., Ltd.(12)
(PRC)
"Huludao Wonder"
51.01%
Xi'an Cornucopia International Co., Ltd.
(PRC)(9)
"Xi'an Cornucopia"
90%
99.4%
Xi 'an Hedetang Fruit Juice Beverages Co.,Ltd.(PRC)(8)
"Xi'an Hedetang Juice Beverages"
Yingkou Trusty Fruit Juice Co.,Ltd.(13)
"Yingkou"
91.15%
Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd.
(PRC)(5)
"Shaanxi Qiyiwangguo"
Xi 'an Hedetang E-Commerce Co., Ltd.
(PRC)(16)
"Hedetang E-Commerce"
55%
10%
0.5%
99.5%
SkyPeople (suizhong)Fruit and Vergetable Products Co.,Ltd.(PRC)(6)
"SkyPeople Suizhong"
76.92%
Hedetang Foods Industry (Yidu) Co., Ltd.(3)
(PRC)
"Foods Industry Yidu"
90%
Hedetang Foods Industry (Jingyang) Co., Ltd(14)
(PRC)
"Foods Industry Jingyang"
96.67%
Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. (7)
(PRC)
"Guo Wei Mei"
3.33%
20.77%
2.31%
10%
40.91%
51.51%
Hedetang Agricultural Plantations(Yidu) Co., Ltd(4)
(PRC)
"Agricultural Plantations Yidu"
7.58%
Hedetang Farm Products Trading Market (Yidu) Co.,Ltd.(15)
(PRC)
"Trading Market Yidu"
90%
10%
90%
40%
Hedetang Farm Products Trading Market (Mei County) Co.,Ltd..
(PRC)(6)
"Trading Market Mei County"
60%
Hedetang Agricultural Plantations(Mei County) Co., Ltd(18)
(PRC)
"Agricultural Plantations Mei County"
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

(10) Shaanxi Fruitee Fun Co., Ltd. (“Fruitee Fun”) was established on July 3, 2014. Its scope of business includes retail and wholesale of pre-packaged food. Shaanxi Guoweiduomei Beverage Co., Limited (also known as Shaanxi Fruitee Fun Co., Ltd) changed its name to Hedetang Foods Industry (Xi'an) Co., Ltd. ("Foods Industry Xi'an") on July 5, 2016.

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

(18) Hedetang Agricultural Plantations (Mei County) Co., Ltd. (“Hedetang Plantations”) was established on September 2, 2016. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, and Chinese herbal medicine, farm products; fresh fruit picking; research, training and promotion of planting and breeding technology; and the development and training of E-commerce and online sales of agricultural and sideline products.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of SkyPeople (China), Hedetang Food (China), Hedetang Holding, Huludao Wonder, Xi’an Cornucopia, Xi’an Hedetang Juice Beverages, Yingkou, Shaanxi Qiyiwangguo, Hedetang E-commerce, SkyPeople Suizhong, Shaanxi Fruitee Fun, Food Industry Yidu, Food Industry Jingyang, Guo Wei Mei, Agriculture Plantation Yidu, Trading Market Yidu, Trading Market Mei County and Hedetang Plantations, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $409,294 and $759,663 for the three months ended September 30, 2016 and 2015, respectively; and $451,331 and $ 2,652,868 for the nine months ended September 30, 2016 and 2015, respectively; are reported in the Consolidated Statements of Income and Comprehensive Income (Loss) as a component of selling expenses.

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

There were no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2016 compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that are of significance or potential significance to us.

3.	Inventories

Inventories by major categories are summarized as follows:

	September 30, 2016	December 31, 2015
Raw materials and packaging	$1,287,374	$944,812
Finished goods	3,444,726	2,499,928
Inventories	$4,732,100	$3,444,740

4.	Related Party Transaction

Sales to related party

The Company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. ("Fullmart") for approximately $102,423 and $1,006,000 for the nine months ended September 30, 2016 and 2015, respectively. The accounts receivable balances were approximately $101,220 and $441,253 as of September 30, 2016 and December 31, 2015, respectively. Fullmart is a company indirectly owned by a member of our Board of Directors (former Chairman and Chief Executive Officer), Mr. Yongke Xue.

Long-term loan – related party

There were no short-term loans to a related party as of September 30, 2016.

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

Sales to our five largest customers accounted for approximately 37% and 24% of our net sales during the three months ended September 30, 2016 and 2015, respectively. There was no single customer representing 10% or more of our total sales for the three months ended September 30, 2016 and 2015.

(2)	Concentration of suppliers

During the three months ended September 30, 2016, one supplier accounted for 66% of our purchases. During the three months ended September 30, 2015, two suppliers accounted for 14% and 11% of our purchases, respectively.

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

On June 15, 2016, Hedetang Holdings Co., Ltd. (the “Hedetang”), a wholly owned subsidiary of the Company, entered into a Share Transfer Agreement (the “Agreement”) with Shaanxi New Silk Road Kiwifruit Group Inc. ( “NSR”), a limited liability corporation registered in China.

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

On July 5, 2016, Hedetang completed the registration of 51% of its shares in Shaanxi Guoweiduomei Beverage Co., Limited under the name of NSR with China’s State Administration for Industry and Commerce. Pursuant to the terms of the Agreement, the transferred shares are still under the control of Hedetang until it receives full payment from NSR.

On January 20, 2017, the Company’s Board of Directors approved the termination of the Agreement with NSR because the local government authority had not approved the transaction contemplated thereby and the Company had not received the required payment within six months of the effective date of the Agreement. On January 26, 2017, Hedetang executed a Termination Agreement for the Share Transfer Agreement with NSR. Pursuant to the Termination Agreement, Hedetang agreed not to claim any compensation or penalty against NSR under the Agreement and NSR agreed to cooperate with Hedetang to complete the process to transfer share ownership back to the Hedetang within 60 days of the date of the Termination Agreement.  The Termination Agreement is filed herewith as Exhibit 10.1.

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

For the three months ended September 30, 2016 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$510	$108	$4,927	$6,652	$-	628	$12,825
Inter-segment loss	(162)	(1)	(30)	(2,028)	-	(13)	(2,234)
Revenue from external customers	348	107	4,897	4,624	-	615	10,591
Segment gross profit	$10	$4	$1,367	$1,360	$-	324	$3,065

For the three months ended September 30, 2015 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$12	$4	$2,519	$25,238	$-	-	$	27, 773
Inter-segment loss	(12)	-	-	(17,213)	-	-		(17,225)
Revenue from external customers	-	4	2,519	8,025	-	-		10, 548
Segment gross profit	$-	$1	$851	$3,055	$-	-		$3,905

 For the nine months ended September 30, 2016 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$14,188	$580	$7,182	$12,113	$-	2,179	$36,242
Inter-segment loss	(6,700)	(27)	(1,171)	(2,030)	-	(57)	(9,985)
Revenue from external customers	7,488	552	6,011	10,083	-	2,122	26,257
Segment gross profit	$375	$28	$1,587	$3,961	$-	368	$6,319

For the nine months ended September 30, 2015 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$87	$3,595	$8,270	$58,266	$-	1	$70,219
Inter-segment loss	(12)	(1,662)	(100)	(29,161)	-	-	(30,935)
Revenue from external customers	75	1,933	8,170	29,105	-	1	39,284
Segment gross profit	$8	$674	$3,061	$12,431	$-	1	$16,175

The following table reconciles reportable segment profit to the Company’s consolidated income before income tax provision for the three months ended September 30, 2016 and 2015:

	2016	2015
Segment profit	$3,065,412	$3,904,955
Unallocated amounts:
Operating expenses	(2,117,197)	(2,447,189)
Other expenses	(753,6308)	(1,667,868)
Income (loss) before tax provision	$194,854	$(210,102)

9.	Deposits

As of September 30, 2016, the balance of deposits was $134,907,567, which mainly consisted of a deposit of approximately $30 million for the purchase of a kiwi orchard in Mei County, approximately $37.4 million for the leasing fee for the kiwifruits orchard in Mei County and approximately $24 million for the leasing fee for the orange orchard in Yidu city.

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

On August 3, 2016, Shaanxi Guoweimei Kiwi Deep Processing Company, an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 20,000 mu (approximately 3,300 square acres) of kiwifruits orchard located in Mei County, Shaanxi Province, with the Di'erpo Committe of Jinqu Village, Mei County, Shaanxi for a term of 30 years, from August 5, 2016 to August 4, 2046. The annual leasing fee is RMB 1,250 (approximately $189) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016, 2026 and 2036. The Company made a payment of RMB 250 million (approximately $37.4 million) for the first 10 years’ leasing fees on August 15, 2016, which is recorded as deposits in the Company’s balance sheet. The Orchard Lease Contract is filed herewith as Exhibit 10.2.

On August 15, 2016, Hedetang Agricultural Plantations (Mei County) Co., Ltd., an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 8000 mu (approximately 1,320 square acres) of orange orchard located in city of Yidu, Hubei Province, with the Yidu Sichang Farmers Association, Hubei Province, for a term of 20 years, from September 22, 2016 to September 21, 2036. The annual leasing fee is RMB 2,000 (approximately $306) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016 and 2026. The Company made a payment of RMB 160 million (approximately $24.0 million) for the first 10 years’ of leasing fees on September 20, 2016, which is recorded as deposits in the Company’s balance sheet. The Orchard Lease Contract is filed herewith as Exhibit 10.3.

10.	Subsequent event

On January 20, 2017, the Company’s Board of Directors approved the termination of the Agreement with NSR because the local government authority had not approved the transaction contemplated thereby and the Company had not received the required payment within six months of the effective date of the Agreement. On January 26, 2017, Hedetang executed a Termination Agreement for the Share Transfer Agreement with NSR. Pursuant to the Termination Agreement, Hedetang agreed not to claim any compensation or penalty against NSR under the Agreement and NSR agreed to cooperate with Hedetang to complete the process to transfer share ownership back to the Hedetang within 60 days of the date of the Termination Agreement.

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

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and out of the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. For the three months ended September 30, 2016, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 51%, 44% and 6% of our revenue, respectively, compared to 24%, 76% and 0% respectively, for the same period of 2015.

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

The distribution center is planned to be completed by the fourth quarter of 2017, and the orange plantation is planned to be operational in the second quarter of 2017.

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

Leasing of Orchard

On August 3, 2016, Shaanxi Guoweimei Kiwi Deep Processing Company, an indirectly wholly-owned subsidiary of the Company, signed a lease agreement of 20,000 mu (approximately 3,300 square acres) of kiwifruits orchard located in Mei County, Shaanxi Province, with the Di'erpo Committe of Jinqu Village, Mei County, Shaanxi for a term of 30 years, from August 5, 2016 to August 4, 2046. The annual leasing fee is RMB1,250 (approximately $189) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016, 2026 and 2036. The Company made a payment of RMB 250 million (approximately $37.4 million) for the first 10 years’ leasing fees on August 15, 2016, which is recorded as deposits in the Company’s balance sheet.

On August 15, 2016, Hedetang Agricultural Plantations (Mei County) Co., Ltd., an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 8000 mu (approximately 1,320 square acres) of orange orchard located in city of Yidu, Hubei Province, with the Yidu Sichang Farmers Association, Hubei Province, for a term of 20 years, from September 22, 2016 to September 21, 2036. The annual leasing fee is RMB 2,000 (approximately $306) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016 and 2026. The Company made a payment of RMB 160 million (approximately $24.0 million) for the first 10 years’ of leasing fees on September 20, 2016, which is recorded as deposits in the Company’s balance sheet.

Results of Operations

Comparison of Three Months ended September 30, 2016 and 2015:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended September 30, 2016 and 2015, respectively (in thousands for the revenue):

	Three month ended September 30,		Change
	2016	2015	Amount	%
Concentrated apple juice and apple aroma	$348	$-	$348	-
Concentrated kiwifruit juice and kiwifruit puree	107	4	103	2,575%
Concentrated pear juice	4,897	2,519	2,378	94%
Fruit juice beverages	4,624	8,025	(3,401)	(42%)
Others	615	-	615	-
Total	$10,591	$10,548	$43	-

The increase in gross revenue for the three months ended September 30, 2016 was primarily due to an increase in revenues from concentrated juice,  which were partially offset by a decrease in revenue from fruit juice beverages.

Sales from apple-related products increased for the three months ended September 30, 2016. The Company sold approximately 472 tons of concentrated apple juice in the three months ended September 30, 2016, and the Company did not sell any concentrated apple juice in the same period of 2015 due to relatively low gross profit margins of apple-related products.

Sales from concentrated kiwifruit juice and kiwifruit puree increased by $103 during the third quarter of 2016 as compared to net sales of kiwi-related product line in the same quarter of 2015, primarily as a result of the increased amount of products sold in the third quarter of 2016 as compared to same period of 2015.

Sales of concentrated pear juice increased in the third quarter of 2016 mainly due to an increase in the quantity of products sold, which was partially offset by a decrease in the unit prices of our products. We sold 5,967 and 2,649 tons of concentrated pear juice during the third quarters of 2016 and 2015, respectively.

Sales from our fruit juice beverages decreased for the third quarter of 2016, primarily due to a decrease in the in-store demand of our products as a result of heavy competition in the Chinese market, as consumers increased their fruit juice beverage purchases through on-line home delivery of groceries instead of through the traditional in-store supermarkets in which we sell our products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margins, which is gross profit as a percentage of the related revenues, for the three months ended September 30, 2016 and 2015, respectively (in thousands for the gross profit):

	Three months ended September 30,
	2016		2015
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$10	3%	$-	-
Concentrated kiwifruit juice and kiwifruit puree	4	4%	(1)	(25%)
Concentrated pear juice	1,367	28%	851	34%
Fruit juice beverages	1,360	29%	3,055	38%
Others	324	53	-	-%
Total/Overall (for gross margin)	$3,065	29%	$3,905	37%

The consolidated gross profit for the three months ended September, 2016 was $3.1 million, a decrease of $0.8 million, from $3.9 million for the same period of 2015, primarily due to a decrease of profit margin of our fruit juice beverages.

The gross profit margin of concentrated apple juice for the third quarters of 2016 and 2015 were 3% and 0%, respectively.  Our YingKou factory did not operate its concentrated apple juice production facilities in 2016, which caused a lower inventory of concentrated apple juice. We purchased concentrated apple juice from our suppliers for sale to our customers to satisfy our customers’ need. During the three months ended September 30, 2015, the Company did not sell apple-related products.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree increased from gross loss margin of 25% for the three months ended September 30, 2015 to 4% for the same period of 2016, primarily due to an increase in the sales prices of concentrated kiwifruit juice and kiwifruit puree during the third quarter of 2016.

The gross profit margin of the concentrated pear juice decreased from 38% to 29% for the third quarters of 2015 and 2016, respectively, primarily due to higher costs of raw materials and lower sales prices in 2016.

The gross profit margin of our fruit juice beverages decreased from 38% for the three months ended September 30, 2015, to 29% for the same period of 2016. The decrease in profit margin was primarily due to lower production during the third quarter of 2016, which resulted in a higher ratio of fixed expenses to the unit cost of our products. In addition, the unit selling prices of our products decreased in the third quarter of 2016 as compared to same period of 2015 as a result of heavy market competition.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended September 30, 2016 and 2015, respectively:

	Third quarter of 2016		Third quarter of 2015
	Amount	% of revenue	Amount	% of revenue
General and administrative	$1,009,520	10%	$1,462,677	14%
Selling expenses	1,107,677	10%	984,512	9%
Total operating expenses	$2,117,197	20%	$2,447,189	23%

Operating expenses decreased for the three months ended September 30, 2016 compared to the corresponding period in 2015, mainly due to a decrease in general and administrative expenses, which was partially offset by an increase in selling expenses.

The decrease in general and administrative expenses for the three months ended September 30, 2016, as compared with same period of 2015, was mainly due to a decrease in salary and related expenses as a result of reduced headcounts in the third quarter of 2016 as compared to the same period of last year.

Selling expenses increased for the three months ended September 30, 2016 as compared to the same period in 2015, mainly due to an increase in shipping and handling expenses as a result of an increase in volume of sales.

Other Income (Expense), Net

Other expenses, net were $753,630 and $1,667,868 for the three months ended September 30, 2016 and 2015, respectively. The decrease in other expenses was mainly due to a decrease of $1.0 million in bank loan interest expense for the third quarter of 2016 as compared to the same period of 2015, which was mainly due to a decrease in the average bank interest rate. Interest income decreased from $47,377 for the third quarter of 2015 to $13,747 for the same period of 2016, mainly due to a decrease in average cash balance during the third quarter of 2016 as compared to the same period of 2015.

Income Tax

Our provision for income taxes was $250,453 for the three months ended September 30, 2016, an increase $90,792, as compared to $159,661 for the same period of last year, due to higher income before taxes in the third quarter of 2016.

Noncontrolling Interests

As of September 30, 2016, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). TSD held a 26.36% interest in SkyPeople China. Net income attributable to noncontrolling interests decreased mainly due to the decrease in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Comparison of Nine Months ended September 30, 2016 and 2015:

Revenue

The following table presents our consolidated revenues for each of our main products for the nine months ended September 30, 2016 and 2015, respectively (in thousands for the revenue):

	Nine months ended September 30, 2016		Change
	2016	2015	Amount	%
Concentrated apple juice and apple aroma	$7,488	$75	$7,413	9,884%
Concentrated kiwifruit juice and kiwifruit puree	553	1,933	(1,380)	(71%)
Concentrated pear juice	6,011	8,170	(2,159)	(26%)
Fruit juice beverages	10,083	29,105	(19,022)	(65%)
Others	2,122	1	2,121	212,100%
Total	$26,257	$39,284	$(13,027)	(33%)

The decrease in gross revenue for the nine months ended September 30, 2016, was primarily due to decreased sales in most of our product lines that was partially offset by increased revenues from concentrated apple juice and apple aroma.

Sales from apple-related products increased for the nine months ended September 30, 2016, as the Company sold approximately 6,487 tons of concentrated apple juice versus 33 tons of concentrated apple juice in the same period of 2015. Such an increase was partially offset by a decrease in the unit price of concentrated apple juice. Most of our concentrated apple juice was sold directly or indirectly to the international market. In 2016, international demand of concentrated apple juice from China continued to drop. According to the data provided by the Chinese Customs, the amount of exported concentrated apple juice from China dropped by 11% in the first half of 2016 as compared to the same period of last year. Over the past three years, the purchase price of fresh apples has increased, but the sales price of concentrated apple related products was low in 2016. Because of the negative trend of international market and estimated lower margin, our YingKou factory did not operate its concentrated apple juice production facilities in 2016, which caused a lower inventory of concentrated apple juice. During the nine months ended September 30, 2016, due to increased demand for concentrated apple juice from our customers, we purchased concentrated apple juice from our suppliers for sale to our customers to satisfy our customers’ needs.

Sales from concentrated kiwifruit juice and kiwifruit puree decreased during the nine months ended September 30, 2016 as compared to net sales of kiwi-related product line in the same period of 2015, primarily as a result of the decreased amount of products sold in the nine months ended September 30, 2016 as compare to same period of 2015.

Sales of concentrated pear juice decreased by $2.2 million to $6.0 million during the nine months ended September 30, 2016 as compared to $8.2 million for the same period of 2015, which was mainly due to a decrease in the amount of sales. Due to unexpected weather conditions in the 2015 pear harvest season, the amount of available raw material supplies was low in early 2016. As a result of the weather conditions, the squeezing season started later than usual, and the production amount was lower.

Sales from our fruit juice beverages decreased during the nine months ended September 30, 2016, primarily due to a decrease in the in-store demand of our products as a result of heavy competition in the Chinese market as consumers increased their fruit juice beverage purchases through on-line home delivery of groceries instead of through the traditional in-store supermarkets in which we sell our products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the nine months ended September 30, 2016 and 2015, respectively (in thousands for the gross profit):

	Nine months ended September 30,
	2016		2015
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$375	5%	$8	11%
Concentrated kiwifruit juice and kiwifruit puree	28	5%	674	35%
Concentrated pear juice	1,587	26%	3,061	37%
Fruit juice beverages	3,961	39%	12,431	43%
Others	368	-	1	100%
Total/Overall (for gross margin)	$6,319	17%	$16,175	41%

The consolidated gross profit for the nine months ended September 30, 2016, was $6.3 million, a decrease of $9.9 million, from $16.2 million for the same period of 2015, primarily due to a decrease of revenue for the reasons discussed above.

The gross profit margin of concentrated apple juice for the nine months ended September 30, 2016 and 2015 were 5% and 11%, respectively. We did not have any inventory of concentrated apple juice during the nine months ended September 30, 2016 and we were forced to purchase concentrated apple juice to satisfy our customers’ demand, which caused a lower profit margin.

The gross profit margin of concentrated kiwifruit juice and kiwifruit puree decreased from 35% for the nine months ended September 30, 2015 to 5% for the same period of 2016, primarily due to lower production during the first quarter of 2016, which resulted in a higher ratio of fixed expenses to the unit cost of our products. In addition, due to the higher cost of fresh kiwi purchased in the last squeezing season, we experienced a higher cost of concentrated kiwifruit juice and kiwifruit puree sold during the current period as compared to the same period of 2015. We also reduced the sales prices of our products as a result of lower market demand in 2016.

The gross profit margin of concentrated pear juice decreased from 37% for the nine months ended September 30, 2015 to 26% for the same period of 2016, primarily due to the higher costs of raw material.

The gross profit margin of our fruit juice beverages decreased from 43% for the nine months ended September 30, 2015, to 39% for the same period of 2016, primarily due to the lower prices of our products as a result of heavy competition.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the nine months ended September 30, 2016 and 2015, respectively:

	Nine months ended September 30,
	2016		2015
	Amount	% of revenue	Amount	% of revenue
General and administrative	$2,696,577	10%	$4,720,805	12%
Selling expenses	2,719,507	11%	3,308,393	8%
Total operating expenses	$5,416,084	21%	$8,029,198	20%

Operating expenses decreased for the nine months ended September 30, 2016 compared to the corresponding period in 2015.

The decrease in general and administrative expenses for the nine months ended September 30, 2016, as compared with same period of 2015, was mainly due to a decrease in our employee headcount during 2016, as a result of lower production and competitive market conditions in China.

Selling expenses decreased for the nine months ended September 30, 2016 as compared to the same period in 2015, mainly due to a decrease in shipping and handling expenses as a result of a decrease in the volume of sales.

Other Income (Expense), Net

Other expenses, net were $993,443 for the nine months ended September 30, 2016 and other expenses, net were $2,862,815 for same period of 2015, which was primarily resulted from the decrease of interest expenses. Subsidy income increased from $238,187 for the nine months ended September 30, 2015 to $541,230 in the same period of 2016. Subsidy income for the nine months ended September 30, 2016 was mainly related to our Yidu project and subsidy income in the same period of 2015 mainly represents the value-added tax rebates provided on our exports.

Interest expense for the nine months ended September 30, 2016 was $1,688,263, representing a decrease of $1.7 million or 51%, as compared to interest expense of $3,412,066 for the same period of 2015. The decrease was primarily due to lower bank loan amounts and interest rates on our bank loans in the nine months ended September 30, 2016 as compared to the same period of 2015. Consulting fees related to a capital lease were $6,780 for the nine months ended September 30, 2016 as compared to $339 in the same period of 2015.

Income Tax

Our provision for income taxes decreased for the nine months ended September 30, 2016 versus same period of 2015, due to lower income before taxes in the nine months ended September 30, 2106. Our effective income tax rates were negative 979% and 34% for the nine months ended September 30, 2016 and 2015, respectively. Some of our subsidiaries generated income and we accrued income tax according to the Chinese corporate income tax rate, but some had a loss and no tax provision was made.

Noncontrolling Interests

As of September 30, 2016, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Pacific held a 99.78% interest in SkyPeople (China). TSD held a 26.36% interest in Skypeople China. Net income attributable to noncontrolling interests decreased mainly due to the decrease in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Liquidity and Capital Resources

As of September 30, 2016, we had cash, cash equivalents and restricted cash of $2,532,553, a decrease of $50,554,317, from $53,086,870 as of December 31, 2015. The decrease in cash was mainly due to a deposit of RMB 200 million (approximately $30 million) in the second quarter of 2016 for the purchase 833.5 mu of kiwifruits orchard in Mei County and a payment of RMB 250 million (approximately $37.4 million) for 10 years’ of leasing fees for the lease of 20,000 mu of kiwifruits orchard in Mei County and a payment of RMB 160 million (approximately $24.0 million) for 10 years’ of leasing fees for the lease of 8,000 mu of orange orchard in Yidu city. We expect the projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit to provide sufficient capital to meet our projected operating cash requirements at least for the next 12 months, which does not take into account any expenditures related to the potential expansion of our current production capacity.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was negative $43,847,226 as of September 30, 2016, a decrease of $78,648,412 from working capital of $ 34,801,186 as of September 30, 2015 mainly due to a decrease in current assets and an increase in current liabilities. During the nine months ended September 30, 2016, net cash provided by our operating activities was $34,110,453 compared to $38,210,079 during the same period of 2015. The decrease was primarily due to a decrease in net income of $4.0 million during the nine months ended September 30, 2016 as compared to the same period of 2015.

During the nine months ended September 30, 2016 and 2015, our investing activities used net cash of $92,931,036 and $4,765,094, respectively. During the nine months ended September 30, 2016, we made a refundable deposit about $30 million pursuant to the letter of intent to purchase the kiwifruits orchard, $37.4 million for the lease of kiwifruits orchard in Mei County and $24 million for the lease of orange orchard in Yidu city as discussed above.

During the nine months ended September 30, 2016, our financing activities generated net cash inflow of $23,967,282 as compared to net cash inflow of $3,568,702 in the same period of 2015. The increase in cash inflow from financing activities was mainly due to an increase in capital contributions of $16,377,868 in connection with the sale of a minority ownership stake in SkyPeople China by SkyPeople HK to Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd. (“TSD”), as more fully described below.

During the nine months ended September 30, 2016, the Company repaid $2,103,222 on bank loans as compared to repayment of $15,028,524 for the same period of 2015 as we had a lower balance of bank loans during the nine months ended September 30 2106 as compared to the same period of 2015.

On March 11, 2016, SkyPeople HK, a wholly-owned subsidiary of the Company and a 99.78% owner of SkyPeople China entered into a Share Transfer Agreement and a Capital Contribution (the “Agreements”) with TSD, a limited liability corporation registered in China. Pursuant to the Agreements, TSD paid $16,641,291 and acquired 112,809,100 shares of SkyPeople China from SkyPeople HK, resulting in TSD owning 112,809,100 shares, or 26.36%, of SkyPeople China.

Off-balance sheet arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

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

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2016, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013. Based on this assessment, our management concluded that, as of September 30, 2016, there is a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Termination Agreement to Share Transfer Agreement by and between Hedetang Holdings Co., Ltd. and Shaanxi New Silk Road Kiwifruit Group Inc., dated January 26, 2017.*
10.2	Orchard Lease Contract by and between Village Committee of Dierpo Village, Jinqu Town, Mei County and Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd., dated August 3, 2016.*
10.3	Orchard Lease Contract by and between Yidu Sichang Joint Citrus Cooperatives and Hetetang Agricultural Plantations (Yidu) Co., Ltd., dated August 15, 2016.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYPEOPLE FRUIT JUICE, INC.

By:	/s/ Hongke Xue
Hongke Xue
Chief Executive Officer
(Principal Executive Officer)

January 27, 2017

By:	/s/ Hanjun Zheng
Hanjun Zheng
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

January 27, 2017

