Form 10-K
period 2016-12-31
SkyPeople Fruit Juice, Inc
filed 2017-04-17
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________to _________

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

The number of shares of Common Stock outstanding as of April 7, 2017 was 4,311,090.

SKYPEOPLE FRUIT JUICE, INC.

Annual Report on Form 10-K for Fiscal Year Ended December 31, 2016

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Annual Report”) of SkyPeople Fruit Juice, Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, among others, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

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

PART I

ITEM 1 – BUSINESS

Overview

We are a holding company incorporated under the laws of the State of Florida we have five direct wholly owned subsidiaries: Pacific Industry Holding Group Co., Ltd., (“Pacific”), a company incorporated under the laws of the Republic of Vanuatu, Belkin Foods Holdings Group Co., Ltd., (“Belkin”), a company incorporated under the laws of the British Virgin l FullMart Holding Limited (“FullMart”), a company organized under the laws of British Virgin Island, Harmony MN Inc., (“Harmony”), a company organized under the laws of the State of Delaware, and SkyPeople Food Holding Limited (“SkyPeople Food”), company organized under the laws of British Virgin Island. SkyPeople Food holds 100% equity interest of HeDeTang Holding (HK) Ltd. (“HeDeTang Holding (HK)”), a company organized under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong”), HeDeTang Holding (HK) holds 73.41% of the equity interest of SkyPeople Juice Group Co., Ltd., (“SkyPeople (China)”), a company incorporated under the laws of the PRC. SkyPeople (China) has eight subsidiaries, all limited liability companies organized under the laws of the PRC: (i) Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd. (“Shaanxi Qiyiwangguo”), (ii) Huludao Wonder Fruit Co., Ltd. (“Huludao Wonder”), (iii) Yingkou Trusty Fruits Co., Ltd. (“Yingkou”), (iv) Hedetang Foods Industry (Yidu) Co. Ltd., (“Food Industry Yidu”), (v) SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. (“SkyPeople Suizhong”), (vi) Hedetang Agricultural Plantation (Yidu) Co. Ltd. (“Agricultural Plantation Yidu”), (vii) Xi’an Hedetang Fruit Juice Beverages Co., Ltd. (“Xi’an Hedetang”), and (viii) Xi’an CornucopiaInternational Co., Ltd. (“Xi’an Cornucopia). Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd. (the “TSD”), a limited liability corporation registered in China, holds another 26.36% of the equity interest of SkyPoeple (China). FullMart holds 100% of equity interest of Hedetang Holdings (Asia Pacific) Ltd. (“Hedetang Holdings (Asia Pacific)”), a company organized under the laws of Hong Kong. Hedetang Holdings (Asia Pacific) holds 100% of the equity interest of Hedetang Foods (China) Ltd. (“Hedetang Foods (China)”), Hedetang Foods (China) holds 55% of the equity interest of Xi’an Hedetang E-commerce Co. Ltd. (“Hedetang E-commerce”), a company incorporated under the laws of the PRC, and 100% of the equity interest of Hedetang Holding Group Co. Ltd., (“Hedetang Holding”), a company incorporated under the laws of the PRC, which holds 100% of Hedetang Foods Industry (Xi’an) Co. Ltd., (“Food Industry Xi’an”), a company incorporated under the laws of the PRC. Xi'an Ri Ying Financial Management Limited holds the remaining 45% of the equity interest of Hedetang E-commerce. Food Industry Xi’an has nine subsidiaries, (i) SkyPeople Suizhong, (ii) Food Industry Yidu, (iii) Hedetang Food Industry (Jingyang) Co. Ltd. (“Fruit Industry Jingyang”), (iv) Hedetang Foods Industry (Zhouzhi) Co. Ltd. (“Foods Industry Zhouzhi”), and (v) Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”). (vi) Hedetang Agricultural Plantations (Yidu) Co., Ltd(“Agricultural Plantations Yidu”), (vii) Hedetang Agricultural Plantations ( Mei County) Co., Ltd(“Agricultural Plantations Mei County”), (viii) Hedetang Farm Products Trading Market (Mei County) Co., Ltd (“Trading Market Mei County”) and (ix) Hedetang Farm Products Trading Market (Yidu) Co., Ltd (“Trading MarketYidu”). Belkin holds 100% of the equity interest of Future World Trading (Hong Kong) Limited (“Future World Trading (HK)”), a company organized under the laws of Hong Kong.

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

We were recognized and certified as the Leading Agricultural Commercialization Enterprise of Shaanxi Province by Shaanxi Agricultural Bureau in March 2016. In November 2016, we were recognized and certified as the Star Enterprise in Agricultural Industrialization in Shaanxi province, China. In December 2016, we were awarded the title of The Demonstration Enterprise in Industrial Convergence Innovation. Our Company was granted an AA level Certificate of the Standard and Good Conduct Enterprise by the Standardization Administration of China (“SAC”) in April 2015, and a Best Small and Middle Enterprises by Forbes China in 2011. Our concentrated pear juice and concentrated kiwi juice were awarded the Most Famous Products in Shaanxi Province by the People’s Government of Shaanxi in February 2012. The certificate was renewed in 2014; the period of validity of new certificate is from December 2015 to December 2017. Our fruit juice concentrates, which primarily include apple, pear and kiwi, are sold to domestic customers and exported directly or via distributors to customers in Asia, North America, Europe, Russia and the Middle East. Our Hedetang branded fruit juice concentrates were awarded the Famous Brand in Shaanxi Province by the Shaanxi Government in February 2015. This award will expire in December 2017. We sell our Hedetang branded bottled fruit beverages domestically, primarily to supermarkets in the PRC. Our brand name “Hedetang” was awarded the Most Famous Brand in Shaanxi Province by the Shaanxi Administration Bureau for Industry and Commerce, and this award will expire in December 2018.

In 2016, sales of our fruit concentrates, fruit beverages, and other fruit related products represented 51%, 43%, and 6% of our revenue, respectively, compared to 49%, 51%, and 0%, respectively, in 2015.

Our Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses in the three fiscal years ended December 31, 2016 and the cash flows were minimal during the same three fiscal years. Thus, in December 2016, we established a restructuring plan to close Hudludao Wonder Operation. In fiscal 2016, this discontinued operation reported a loss of $4.79 million.

In the management’s discussion and analysis of financial condition and result of operations, for the basis of comparison, the amounts used in comparison have been reclassified to exclude the amounts from discontinued operations, which have been discussed as a separate line item listed on the statement of income.

Specialty fruit juices, or “small breed” fruit juices, are juices squeezed from fruits that are grown in relatively small quantities such as kiwi juice, mulberry juice, turnjujube juice and pomegranate juice. Currently, our specialty juice beverage offerings include pear juice, kiwi juice and mulberry juice. At the end of 2016, we possessed 21 patents and proprietary technologies in the processing technology of specialty fruit juice and gained a number of honors and qualifications in the fruit juice industry.

We intend to complete our current construction in progress, which will help to further diversify our business to reduce market risk, and also expand our distribution channel of fruit juice beverages to meet increasing customer demand.

Organizational Structure

Our current organizational structure is set forth in the diagram below:

SkyPeople Fruit Juice, Inc. (Florida, U.S.) "SkyPeople"
100%
SkyPeople Foods Holdings Limited (BVI) "SkyPeople Foods"
100%
Pacific Industry Holding Group Co., Ltd. (Vanuatu) "Pacific"
100%
FullMart Holdings Limited (BVI) "FullMartl"
100%
Belkin Foods Holdings Group Limited (BVI) "Belkin"
100%
Harmony MN Inc. (Delaware, U.S.) "HMN"
100%
HeDeTang Holdings（HK)Ltd (HK) "HeDeTang Holdings(HK)"
100%
Hedetang Holdings (Aisa-Pacific)Ltd (HK) "HeDeTang Holdings (Aisa-Pacific)"
100%
Future World Trading (HongKong)Limited (HK)(20) "Future World Trading（HK）"
73.42%
SkyPeople Juice Group Co., Ltd. (PRC)(2) "SkyPeople (China)"
26.36%
Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd. "Tianshunda"
100%
Hedetang Foods（China）Co.,Ltd (PRC)(17) "HeDeTang Foods（China）"
55%
Xi 'an Hedetang E-Commerce Co., Ltd. (PRC)(16) "Hedetang E-Commerce"
45%
Xi'an RiYing Financial Management Co., Ltd. (PRC)(21) "Xi' an RiYing"
100%
Hedetang Holding Group Co., Ltd. (PRC)(11) "Hedetang Holding"
100%
Hedetang Foods Industry (Xi 'an) Co., Ltd(10) (PRC) "Foods Industry Xi' an"
48.99%
10%
0.6%
90%
Huludao Wonder Fruit Co., Ltd. (PRC)(12) "Huludao Wonder"
51.01%
Xi' an Cornucopia International Co., Ltd. (PRC)(9) "Xi' an Cornucopia"
90%
99.4%
Xi 'an Hedetang Fruit Juice Beverages Co.,Ltd.(PRC)(8) "Xi' an Hedetang Juice Beverages"
Yingkou Trusty Fruit Juice Co.,Ltd. (PRC)(13) "Yingkou"
91.15%
Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd. (PRC)(1) "Shaanxi Qiyiwangguo"
0.5%
99.5%
76.92%
90%
90%
96.67%
SkyPeople (suizhong)Fruit and Vegetable Products Co.,Ltd.(PRC)(5) "SkyPeople Suizhong"
Hedetang Foods Industry (Yidu) Co., Ltd.(3) (PRC) "Foods Industry Yidu"
Hedetang Foods Industry (Jingyang) Co., Ltd(14) (PRC) "Foods Industry Jingyang"
Hedetang Foods Industry (Zhouzhi) Co., Ltd(19) (PRC) "Foods Industry Zhouzhi"
Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. (7) (PRC) "Guo Wei Mei"
3.33%
20.77%
10%
2.31%
10%
10%
51.51%
40.91%
Hedetang Agricultural Plantations(Yidu) Co., Ltd (PRC)(4) "Agricultural Plantations Yidu"
7.58%
Hedetang Farm Products Trading Market（Yidu）Co.,Ltd. (PRC)(15) "Trading Market Yidu"
90%
10%
90%
40%
Hedetang Farm Products Trading Market（Mei County） Co.,Ltd.. (PRC)(6) "Trading Market Mei County"
60%
Hedetang Agricultural Plantations(Mei County) Co., Ltd (PRC)(18) "Agricultural Plantations Mei County"
10%

(1)	Xi’an Qinmei Food Co., Ltd., an entity not affiliated with the Company, owns the remaining 8.85% of the equity interest in Shaanxi Qiyiwangguo.

(2)	Formerly known as Shaanxi Tianren Organic Food Co. Ltd.

(3)	Hedetang Foods Industry (Yidu) Co., Ltd., formerly known as SkyPeople Juice Group Yidu Orange Products Co., Ltd., was established on March 13, 2012. Its scope of business includes deep processing and sales of oranges.

(4)	Hedetang Agricultural Plantations (Yidu) Co., Ltd., formerly known as Hedetang Fruit Juice Beverages (Yidu) Co., Ltd., was established on March 13, 2012. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, farm products; fresh fruit picking; research, training and promotion of planting and breeding technology.

(5)	SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. was established on April 26, 2012. Its scope of business includes the initial processing, quick-frozen and sales of agricultural products and related by-products.

(6)	Hedetang Farm Products Trading Market (Mei County) Co., Ltd., formerly known as SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. (“Kiwi Fruit & Farm Products”) was established on April 19, 2013. Its scope of business includes preliminary processing of agricultural and subsidiary products, establishment of trading market for agriculture products, and similar activities.

(7)	Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. was established on April 19, 2013. Its scope of business includes producing kiwi fruit juice, kiwi puree, cider beverages, and similar products.

(8)	Xi’an Hedetang Fruit Juice Beverages Co., Ltd. (“Xi’an Hedetang”) was established on March 31, 2014. Its scope of business includes the production and sales of fruit juice beverages.

(9)	Xi’an Cornucopia International Co., Ltd. (“Cornucopia”) was established on July 2, 2014. Its scope of business includes the retail and wholesale of pre-packaged food.

(10)	Shaanxi Fruitee Fun Co., Ltd. (“Fruitee Fun”) was established on July 3, 2014. Its scope of business includes retail and wholesale of pre-packaged food. Shaanxi Fruitee Fun Co., Ltd. (also known as Shaanxi Guoweiduomei Beverage Co., Limited) changed its name to Hedetang Foods Industry (Xi'an) Co., Ltd. ("Foods Industry Xi'an") on July 5, 2016.

(11)	Hedetang Holding Group Co., Ltd., formerly known as Hedetang Holding Co., Ltd. (“Hedetang Holding”) was established on July 21, 2014. Its scope of business includes corporate investment consulting, corporate management consulting, corporate imagine design and corporative marketing planning.

(12)	The Company acquired Huludao Wonder Co. Ltd. (“Huludao”) on June 10, 2008. Its scope of business mainly includes the manufacture and sale of concentrated fruit juice and fruit juice beverages.

(13)	The Company acquired Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) on November 25, 2009. Its scope of business mainly includes the manufacture of concentrated fruit juice.

(14)	Hedetang Foods Industry (Jingyang) Co., Ltd. was established on June 7, 2016. Its scope of business includes processing, storage and sales of farm products, fruits, tea and snacks; research and promotion of processing technology of organic agriculture, fruit industry and agricultural products.

(15)	Hedetang Farm Products Trading Market (Yidu) Co., Ltd. was established on March 23, 2016. Its scope of business includes construction, operation, and property management of a farm products trading market; e-commerce service of farm products; and construction and operation management of e-commerce information platform.

(16)	Xi’an Hedetang E-Commerce Co., Ltd. was established on April 21, 2016. Its scope of business includes online sales of pre-packaged foods and bulk foods.

(17)	The company acquired Hedetang Foods (China) Co., Ltd. (“Hedetang Foods China”) on May 18, 2016 through the acquisition of Belking Foods Holdings Group Co., Ltd., the 100% indirect shareholder of Hedetang Foods China, on the same date. The scope of business of Hedetang Foods China includes wholesale and retail of foods and beverages; import and export trade of fruit, vegetables, dried fruit; packaging; logistics and distribution; online sales; and business management consulting services.

(18)	Hedetang Agricultural Plantations (Mei County) Co., Ltd. was established on September 2nd, 2016. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, Chinese herbal medicine, farm products; fresh fruit picking; research, training and promotion of planting and breeding technology, development and training of E-commerce and online sales of agricultural and sideline products.

(19)	Hedetang Foods Industry (Zhouzhi) Co., Ltd. was established on November 29, 2016. Its scope of business includes production, processing and sales of f kiwifruit wine, juice, puree and beverages; the storage and sales of fresh fruits; and import and export of a variety of products and technology.
(20)	Future World Trading (Hong Kong) Limited (“Future World Trading (HK)”) was established on July 27, 2016, formerly known asSkyPeople International Trading (HK) Limited. It mainly engages in the import and export of food products.
(21)	Xi’an RiYing Financial Management Co. Ltd (“Xi’an RiYing”) was established on January 21, 2014. Its main business scope includes financing consulting for NEEQ listed companies, M&A and reorganization planning, strategic planning for enterprise development, industrial competition analysis, financial tax planning, equity incentive system and market value management.

Competitive Advantages

We believe our competitive advantages include the modern equipment and technology employed at our production factories in Shaanxi and Liaoning Provinces and the strategic locations of our manufacturing facilities. Our equipment and technology help us to ensure product quality, control costs and allow us to meet international fruit juice production standards such as ISO9001, HACCP, and Kosher certifications, and those imposed by the United States Food and Drug Administration. In addition, our manufacturing facilities are strategically located near regional fruit production centers. For example, Shaanxi Province, where two of our manufacturing facilities are located, is known in the PRC for pear and kiwi production. Our orange manufacturing facilities are located in Hubei Province, which is a strong region of production for oranges. Our proximity to regional fruit production centers enables us to purchase fresh fruits directly from farmers, avoid the need of transporting fresh fruit over long distances to processing facilities, reduce our transportation expenses and damage to fresh fruit during transportation and helps us maintain high quality of finished products by preserving freshness.

We own and operate four manufacturing facilities in the PRC. To take advantage of economies of scale and to enhance our production efficiency, each of our manufacturing facilities focuses on juice products centering around one particular fruit based on the proximity of each facility to the supply center of that fruit. All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods. We operate our pear juice products business out of our Food Industry Jingyang. Our business involving apple juice products is operated out of Huludao Wonder and Yingkou, and our business involving kiwi products is operated out of Shaanxi Qiyiwangguo, in which we have held a 91.15% ownership interest since June 2006. As our Huludao Wonder operation suffered continued operating losses in the three fiscal years ended December 31, 2016 and the cash flows were minimal during the same three fiscal years, in December 2016, we established a restructuring plan to close Hudludao Wonder Operation.

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

We were a shell company with no significant business operations after we sold H.B. Covey. As a result of the consummation of a reverse merger transaction, on February 26, 2008 we ceased being a shell company and became an indirect holding company for SkyPeople (China) through Pacific. In May 2008, we changed our name to SkyPeople Fruit Juice, Inc.

On June 10, 2008, we acquired Huludao Wonder from Shaanxi Hede Investment Management Co., Ltd., (“Hede”), for a total purchase price of RMB 48,250,000, or approximately $6,308,591, based on the exchange rate on June 1, 2007. The payment was made through the offset of related party receivables. Prior to that, we operated our apple concentrate business out of the facilities of Huludao Wonder under a one-year lease agreement with Hede.

On June 17, 2009, we incorporated a new Delaware corporation called Harmony to be a wholly owned subsidiary of the Company with offices initially in California to act as a sales company for the Company. The total number of shares of capital stock that Harmony has authority to issue is 3,000 shares, all of which are Common Stock with a par value of $1.00 per share. On June 20, 2009, HMN was registered in the State of California to transact business in such state. HMN has not yet commenced operations and the Company plans to close down this dormant subsidiary.

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

On March 13, 2012, we established Foods Industry Yidu (formerly known as SkyPeople Juice Group Yidu Orange Products Co., Ltd.) to engage in the business of deep processing and sales of oranges.

On March 13, 2012, we established Agricultural Plantations Yidu, (formerly known as Hedetang Fruit Juice Beverages (Yidu) Co., Ltd.) to engage the business of production and sales of fruit juice beverages.

On April 26, 2012 we established SkyPeople Suizhong to engage in the business of initial processing, quick-frozen and sales of agricultural products and related by-products.

On May 28, 2012, we acquired Hededetang Holdings (Asia-Pacifc) to engage in the store and sales of pre-packed foods, production and sales of fruit juice beverages through its controlling of its subsidiaries.

On April 19, 2013, we established Trading Market Mei County (formerly known as SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd.) to engage in preliminary processing of agricultural and subsidiary products, the establishment of trading market and similar activities.

On April 19, 2013, we established Guo Wei Mei to engage in the business of producing kiwi fruit juice, kiwi puree and cider beverages, and similar products.

On March 31, 2014, we established Xi’an Hedetang to engage in the business of production and sales of fruit juice beverages.

On July 2, 2014, we established Xi’an Cornucopia to engage in the business of the retail and wholesale of pre-packaged food.

On July 3, 2014, we established Foods Industry Xi’an (formerly known as Shaanxi Fruitee Fun Co., Ltd.) to engage in the business of the retail and wholesale of pre-packaged food.

On July 21, 2014, we established Hedetang Holding to engage in the business of the retail and wholesale of pre-packaged food, research and development regarding pre-packaged food, bio-tech, machinery and packages, export of manufactured products and technology, business consulting and marketing planning.

On October 16, 2015, SkyPeople signed a Share Purchase Agreement with Skypeople International Holdings Group Limited to sell 5,321,600 shares of its common stock at $1.50 per share to Skypeople International Holdings Group Limited. The purchase price of $7,928,400 was paid by the cancellation of the loan from Skypeople International Holdings Group Limited to Skypeople under the loan agreement dated February 18, 2013, and renewed on February 18, 2014, in its principle amount. The remaining loan amount and interest owed was paid in cash.

On November 16, 2015, Agricultural Plantations Yidu (formerly known as Hedetang Fruit Juice Beverages (Yidu) Co., Ltd.) signed a construction agreement with China Yi Ye Group Co. Ltd. to engage China Yi Zhi Group Co. Ltd. to establish an orange comprehensive deep processing zone in Yidu. On November 23, 2015, construction began on the agricultural products trading market. The Company plans to finish the construction of the office building, R&D center, fruit juice production facility, cold storage and other areas in the second quarter of 2017, and construction on the distribution center is planned to be completed by the last quarter of 2017.

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

On March 11, 2016, SkyPeople China entered into a Share Transfer Agreement and a Capital Contribution (the “Agreements”) with Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd. (the “TSD”), a limited liability corporation registered in China. Pursuant to the Agreements, TSD shall acquire 112,809,100 shares of SkyPeople China from SkyPeople HK and shall make a total capital contribution RMB 131,761,028.80 (approximately $20,270,928) to SkyPeople China, which is calculated based upon 8 times of SkyPeople China’s net profit per share for 2014 (about RMB 0.146 per share) multiplied by 112,809,100 shares. On March 18, 2016, TSD made a capital contribution of RMB 112,809,100 out of the RMB 131,761,029 (the “Capital Contributions”) as payment for the outstanding capital contribution due to SkyPeople China by SkyPeople HK. On May 9, 2016, TSD made a capital contribution of the remaining RMB 18,951,929 (approximately $2,915,681) as an additional capital contribution to SkyPeople China, which was deposited into SkyPeople China’s capital surplus account. Following SkyPeople China’s receipt of the full Capital Contributions, the shares were transferred, resulting in TSD owning 112,809,100 shares, or 26.36%, of SkyPeople China.

On March 23, 2016, we established Trading Market Yidu to construct, operate, and manage property of the farm products trading market.

On April 21, 2016, we established Hedetang E-Commerce Co., Ltd. to sale pre-packaged foods and bulk foods online.

On May 18, 2016, we acquired Hedetang Foods China through the acquisition of Belkin to wholesale and retail of foods and beverages, import and export fruit, vegetables and dried fruit.

On June 7, 2016, we established Foods Industry Jingyang to engage in the business of processing, storage and sales of farm products, fruits, tea and snacks. This company has not commenced operations as of this report date.

On September 2, 2016, we established Agricultural Plantations Mei County to plant, acquire and sale vegetables, fruits, flowers, Chinese herbal medicine and other farm products.

On November 4, 2016, we acquired Future World Trading (HK) to engage in the import and export of food products.

On November 28, 2016, we acquired SkyPeople Foods to engage in the production and sale of foods and beverages through its subsidiaries.

On November 29, 2016, we established Foods Industry Zhouzhi to produce, process and sale kiwifruit wine, juice, puree and beverages. This company has not commenced operations as of this report date.

On November 30, 2016, we acquired FullMart to engage in foods trading business through its subsidiaries.

In December 2016, we established a restructuring plan to close Hudludao Wonder Operation.

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

The manufacturing process for fruit juice beverages involves further processing of fruit juice concentrates. Our fruit juice beverages are divided into two categories: pure fruit juice and fruit cider beverages. The gross margins for our fruit beverages were 34% and 41% in fiscal years 2016 and 2015, respectively.

Currently we produce six flavors of fruit beverages in 280 ml glass bottles, 418 ml glass and 500 ml glass bottles and BIB (bag in box) packages, including apple juice, pear juice, kiwifruit juice, mulberry juice, peach juice and pomegranate juice. We currently sell our fruit beverages to over 100 distributors and more than 20,000 retail stores in approximately 20 provinces. Our products are sold through distributors in stores such as Hualian Supermarket in Beijing, RT-Mart in Shenyang, WOWO in Chengdu, the Quanjia convenient store chain, Vanguard in Xi’an, Carrefour in Chongqing and Shenyang and Lianhua Supermarket in Shanghai.

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

The gross margin for our other fruit-related products was 17% in fiscal year 2016. We had minimal revenue from the sale of fruit-related products during fiscal year 2015.

Production Capacity

The following table sets forth our current production capacity.

Subsidiary/branch	Location	Products	Production capacity		Notes
Shaanxi Qiyiwangguo	Zhouzhi county, Shaanxi province	Kiwi puree, concentrated kiwi puree and fruit beverages	(1) (2) (3)	Sorting fresh fruits: 10 tons fresh fruits per hour; Puree/concentrated puree: processing 20 tons of fresh fruits per hour; Fruit beverages: producing 6,000 bottles per hour	Approximately 1.5 tons of fresh fruits are used to produce 1 ton of puree; 4 to 4.5 tons of fresh fruits are used to produce 1 ton of concentrated puree

Jingyang branch of SkyPeople (China)	Jingyang County, Xianyang City, Shaanxi Province	Concentrated apple and pear juice, concentrated kiwifruit juice and fruit-related products	(1) (2)	Concentrated apple/kiwi/pear juice: processing 40 tons of fresh fruits per hour; Fructose: processing 10 tons of fresh fruits per hour	All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods

Huludao Wonder*	Suizhong County, Huludao, Liaoning Province	Concentrated apple/pear juice Fruit juice beverages	(1)	Concentrated fruit juice:	All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods

			(2)	processing 30 tons of fresh fruits per hour Fruit juice beverages: producing 6,000 bottles/hour	On April 25, 2012, “China Food Production License” for production of Beverage (including fruit juice and vegetable juice) has been granted to Huludao Wonder by Liaoning Bureau of Quality and Technical Supervision. Huludao Wonder commenced operation of fruit juice beverages production line on April 28, 2012.

Yingkou	Gaotai Town, Gaizhou, Liaoning Province	Concentrated apple juice	(1)	Processing 20 tons of fresh fruits per hour	All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods.

* In December 2016, we established a restructuring plan to close Hudludao Wonder Operation.

Industry and Principal Markets

Global Market

The fruit juice processing industry is an emerging industry in the PRC. Consumption of fruit juice beverages has grown and sales have increased rapidly in recent years due to the increasing health consciousness of consumers and the natural and healthy qualities of fruit juice beverages. According to Information Management Research Centre, the global market for fruit juice and nectars has grown at a Compound Annual Growth Rate of around 1.6% during the period between 2009 and 2016, reaching a volume of 43.6 billion litres in 2016.

In the past ten years, the quantity and revenue of exported concentrated apple juice from China continued to drop. In 2007, china exported 1.031 million tons of concentrated apple juice with a value of $1.233 billion, which accounts for 51.2% of the world total. In 2016, China exported only 506,563 tons of concentrated apple juice with a value of $0.546 billion. In 2016, the revenue of concentrated apply juice exported from China reduced by 2.55% compared with the previous year, and the volume of concentrated apply juice exported from China reduced by 6.91% compared with the previous year. The reduction of exported concentrated apple juice from China is mainly due to heavy competition in Europe.

The PRC Market

The PRC has the world’s largest population, but the consumption of fruit juice beverages is relatively low. According to the report “China Fruit Juice Beverages Business and Market Analysis” published by the PRC Food and Agriculture Export Association, www.Chinajuice.org, the annual per capita consumption of fruit beverages in the PRC in 2009 was approximately 1 kilogram, which accounted for only 13% of the average world per capita consumption and 4% of the average per capita consumption in industrialized countries. In 2010, Chinese fruit juice production reached 17 million tons, an increase of 20.6% compared to 2009. In 2014, fruit juice consumption was RMB8.2 billion, an increase of 3% compared to the previous year. According to Nelson's latest 2016 China FMCG Forecast Report, as of October 2015, the consumption of juice beverages increased by 4.4% compared to the previous year. The growth rate of the revenue from fruit juice and fruit juice drink has ranked first compared with other food related industries. We believe that the increasing health consciousness of consumers and the quality of living powered by the PRC’s economic growth will continue to fuel the demand for our fruit juice products.

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

Our export business is primarily comprised of fruit juice concentrates. The export of our fruit juice concentrates is handled internally by our international trade department, which has 6 employees.

The North American and European markets represent a large portion of apple and pear concentrate consumption. The U.S. market is a highly mature market with stable growth for apple concentrate. The European market has been a target market since our inception. Apple concentrate is used to produce many beverages and wines consumed by Europeans. The Middle East is also a target market for our apple juice concentrate. Our sales of concentrated apple and pear juice in these markets have declined in the past few years, mainly due to the heavy competition in the international market.

The Chinese market drives our fruit beverage sales, with most beverages sold through provincial, city and county-level agents. We also sell directly to hotels, supermarkets and similar outlets in smaller quantities. Our fruit beverage sales are carried out by a team of 56 employees. Historically, we have only sold our fruit beverages regionally in Shaanxi Province and some neighboring cities in the PRC. We currently sell our fruit beverages to over 100 distributors and more than 20,000 retail stores in approximately 20 provinces.

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

We believe our competitive advantages include our modern equipment and our proprietary processes for the production of specialty fruit juices or small breed fruit juices. We currently possess eleven patents for technologies in fruit juice production. Among these thirteen proprietary technologies, we have obtained nine patents and are in the process of applying for another six patents for other technologies. Our current specialty fruit juice offering includes kiwifruit and mulberry related juice products. We also have technologies to produce concentrated persimmon, turnjujube, apricot, cherry, cherry tomato, sea-buckthorn, strawberry and wolfberry juices. Our technology allows us to develop and produce beverages, such as our new mulberry and kiwifruit cider beverages, which we introduced in the Chinese market in the first quarter of 2009. Our research indicates that these new beverages have higher gross margins than that of the industry average.

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

On August 3, 2016, Shaanxi Guoweimei Kiwi Deep Processing Company, an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 20,000 mu (approximately 3,300 square acres) of kiwifruits orchard located in Mei County, Shaanxi Province, with the Di'erpo Committe of Jinqu Village, Mei County, Shaanxi for a term of 30 years, from August 5, 2016 to August 4, 2046. On August 15, 2016, Hedetang Agricultural Plantations (Yidu) Co., Ltd., an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 8000 mu (approximately 1,320 square acres) of orange orchard located in the city of Yidu, Hubei Province, with the Yidu Sichang Farmers Association, Hubei Province, for a term of 20 years, from September 22, 2016 to September 21, 2036. The Company believes that the leasing of the orchards will help ensure the quality and safety of its products and lower its costs.

Seasonality

We can only produce fruit juice concentrates during the squeezing season generally from July or August through April of the following year, while our fruit juice beverages can be produced year round. Annual capacity of our production lines varies based on the availability of the fresh fruit and is ultimately contingent on weather and other climatic conditions leading up to and through the harvest seasons. As a result, our business is highly seasonal as sales of our products are generally higher during the squeezing season. Sales of our products during the months from March through July, or the non-squeezing season, generally tend to be lower due to a shortage of fresh fruit and a lower level of production activity. As such, our results of operations for the first and fourth quarters are generally stronger than those for our second and third quarters. We can produce fruit juice beverages year round.

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

Currently, Chinese environment laws and regulations do not negatively impact our business and our cost to comply with such laws and regulations is immaterial.

Intellectual Property

SkyPeople (China) currently possesses six proprietary technologies, including the technologies to:

●	Produce concentrated clear kiwifruit juice;

●	Produce a mulberry cider beverage;

●	Produce apricot juice concentrates;

●	Produce cherry tomato juice concentrates;

●	Produce sea-buckthorn juice concentrates; and

●	Produce wolfberry juice concentrates

We hold twenty-one active patents granted by the State Intellectual Property Office of the PRC, (“SIPO”).

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

We believe that our continued success and competitive status depend largely on our proprietary technology and ability to innovate. We have taken the required measures to protect the confidentiality of our proprietary technologies and processes. We rely on a combination of know-how, patent and trade secret laws, as well as confidentiality agreements to protect our proprietary rights. We will take the necessary action to seek remuneration if we believe our intellectual property rights have been infringed upon. As of December 31, 2016, we held twenty-one active patents granted by SIPO related to breaking up and separating fruit peel; removing fruit peel and fruit hair; production of various concentrated fruit juice; and bottle tags, respectively. These patents have a duration of 10 years. However, we do not have patents on certain other items of intellectual property that we possess.

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

Employees

As of December 31, 2016, we had approximately 236 full-time employees and approximately 16 part-time employees, all of whom are located in the PRC. None of our employees are covered by a collective bargaining agreement.

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

Our revenue increased significantly from 2006 to 2010 with revenue of approximately $17.4 million in 2006, approximately $29.4 million in 2007, approximately $41.7 million in 2008, approximately $59.2 million in 2009, approximately $93.2 million in 2010. In 2011, our revenue decreased by 9.9% to $84.0 million as compared to the prior year. In 2012, our revenue increased by 22% to $102 million. In 2013, our revenue decreased 23% to $79.0 million. In 2014, our revenue increased to $99 million. In 2015, our revenue decreased to $81 million. In 2016, our revenue decreased to $34 million. If our business and markets experience significant growth, we will need to expand our business to maintain our competitive position. We may face challenges in managing and financing expansion of our business, facilities and product offerings, including challenges relating to integration of acquired businesses and increased demands on our management team, employees and facilities. Failure to effectively deal with increased demands on us could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies. Other challenges involved with expansion, acquisitions and operation include:

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

The United States and various other governments have imposed controls, export license requirements and restrictions on the export of some of our products. Governmental regulation of exports, or our failure to obtain required export approval for our products, could harm our international sales and adversely affect our revenue and profits. In addition, failure to comply with such regulations could result in penalties, costs and restrictions on export privileges. Additionally, the new U.S. presidential administration has indicated that it may seek changes to or withdraw the United States from various international treaties and trade arrangements. Uncertainty regarding policies affecting global trade may make it difficult for our management to accurately forecast our business, and increases in the duties, tariffs and other charges imposed on our products by the United States or other countries in which on our products are sold, or other restraints on international trade, could negatively affect our business and the results of our operations.

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

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. While we depend on the abilities and participation of our current management team generally, we rely particularly upon Mr. Hongke Xue, our chief executive officer (“CEO”); Mr. Yongke Xue, a member of the Company’s Board of Directors (the “Board”); and Mr. Hanjun Zheng, our interim chief financial officer (“CFO”). The loss of the services of Messrs. Hongke Xue, Yongke Xue or Hanjun Zheng for any reason could significantly adversely impact our business and results of operations. Competition for senior management and senior technology personnel in the PRC is intense and the pool of qualified candidates is very limited. Accordingly, we cannot guarantee that the services of our senior executives and other key personnel will continue to be available to us, or that we will be able to find a suitable replacement for them if they were to leave.

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

The rapid growth of China’s economy has been uneven among economic sectors and geographic regions of the country. China’s economy grew at an annual rate of 6.7% in 2016, as measured by the year-over-year change in gross domestic product, or GDP, according to the National Bureau of Statistics of China. Rapid economic growth can lead to growth in the money supply and rising inflation. The inflation rate in China was approximately 2.0% in 2016, as reported by National Bureau of Statistics, and is expected to increase. If prices for our products and services fail to rise at a rate sufficient to compensate for the increased costs of supplies, such as raw materials, due to inflation, it may have an adverse effect on our profitability.

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

Certain of our subsidiaries have received government subsidies from local governments. We recognized $0.03 million and $1.2 million in government subsidies for fiscal years 2016 and 2015, respectively. Past government grants or subsidies are not indicative of what we will obtain in the future. We cannot guarantee that we will continue to be eligible for government grants or other forms of government support. In the event that we are no longer eligible for grants, subsidies or other government support, our business and financial condition could be adversely affected.

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

We are authorized to issue 10,000,000 shares of preferred stock. The Board is authorized under our articles of incorporation, as amended, to provide for the issuance of shares of preferred stock by resolution and by filing a certificate of designations under Florida law, to fix the designation, powers, preferences and rights of the shares of each such series of preferred stock and the qualifications, limitations or restrictions thereof without any further vote or action by the shareholders. The Board previously designated and issued 1,000,000 shares of Series A preferred stock which were automatically converted into our Common Stock upon the effective date of our two-for-three reverse split and returned to the status of authorized and unissued shares of preferred stock following the reverse split. As of December 31, 2016 there were no shares of Series A preferred stock issued and outstanding. Any shares of preferred stock that are issued are likely to have priority over our Common Stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized under certain circumstances as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids to acquire us and thereby prevent shareholders from receiving the maximum value for their shares. We have no present intention to issue any additional shares of preferred stock in order to discourage or delay a change of control or for any other reason. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Yongke Xue has control over key decision making as a result of his control of a majority of our voting stock.

Yongke Xue, a member of the Board of Directors, indirectly and beneficially owns 80% equity interest in SkyPeople International Holdings Group Limited (“SP International”), and also serves as the sole director of SP International. In turn, as of December 31, 2016, SP International indirectly owns 13,375,639 shares, or 50.2%, of our outstanding common stock. Mr. Yongke Xue will be able to exercise voting rights with respect to these shares of common stock, and has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock. As a board member, Mr. Yongke Xue owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Yongke Xue is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally.

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

In the past, our Common Stock has been in danger of being delisted from the NASDAQ Stock Market (“NASDAQ”).

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

On October 12, 2016, the Company received a delisting determination letter (the “Determination Letter”) from the Staff notifying the Company that because the Company had not filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Form 10-K”) and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, (together, the “Reports”) by October 11, 2016, the deadline by which the Company was to file all Reports in order to regain compliance with the Rule, the Company’s common stock was subject to delisting from the NASDAQ Global Market. The Determination Letter further noted that unless the Company requested an appeal of the Staff’s determination no later than 4:00 pm Eastern Time on October 19, 2016, trading of the Company’s common stock on the NASDAQ Global Market would be suspended at the opening of business on October 21, 2016, and a Form 25-NSE would be filed with the Securities and Exchange Commission (the “SEC”) removing the Company’s securities from listing and registration on the NASDAQ Global Market.

On October 19, 2016, the Company requested a hearing before the NASDAQ Hearings Panel (the “Panel”) under Listing Rule 5815(a) to appeal the delisting determination from the Staff. On November 2, 2016, the Company was granted an extended stay as to the suspension of the Company's shares from trading by the Panel until the Company's scheduled hearing before the Panel on December 15, 2016 and issuance of a final Panel decision. Following a hearing, the Panel required that the Company regain compliance by January 31, 2017. By letter dated February 2, 2017, the Panel notified the Company that (i) the Company had regained compliance, (ii) the Company’s Common Stock would continue to be listed on the NASDAQ Global Market, and (iii) the Panel was closing the matter.

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

Location	Products	Operator	Size	Land Use Rights Expiration Date
16th Floor, China Development Bank Tower, No. 2 Gaoxin 1st Road, Hi-Tech Industrial Zone, Xi’an, Shaanxi Province	Headquarters	N/A	1,425.96 square meters	*
Sanqu Town, Jingyang County, Xianyang City, Shaanxi Province	Concentrated apple and pear juice and concentrated kiwifruit juice	SkyPeople (China)	34,476.04 square meters	December 27, 2056
Siqun Village, Mazhao Town, Zhouzhi County, Xi’an City, Shaanxi Province	Kiwifruit puree, concentrated kiwifruit puree, and fruit beverages	Shaanxi Qiyiwangguo	23,599.78 square meters and 34,335.05 square meters	December 5, 2048 November 14, 2048
Hujia Village, Gaotai Town, Suizhong County, Huludao, Liaoning Province	Concentrated apple and pear juice and apple aroma, fruit juice beverages	Huludao Wonder**	86,325	April 20, 2054
Yuton Village, Shizijie Town, Gaizhou, Liaoning Province	Concentrated apple juice and apple aroma	Yingkou	20,732	April 5, 2055

*	Our certificate of this facility does not indicate any expiration date, although the usage of this property shall not exceed 50 years under the PRC law.

**	In December 2016, the Company established a winding-down plan to close Huludao Wonder operation. In accordance with the restructuring plan, the Company would transfer the concentrated fruit juice production equipment in Huludao Wonder to another subsidiary and sell the land and facilities when there is a favorable opportunity. As the Company does not expect to sale the assets of Huludao Wonder in the near future, the assets are not recorded as assets held for sale as of December 31, 2016.

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

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay a 40 million RMB (approximately $6.35 million) bank loan, plus interest. The loan became due on its maturity date on December 9, 2016.  On December 19, 2016, the Court accepted the case.  The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date.  Wonder Fruit believes the interest charged by Suizhong Branch is 100% higher than the base rate set by China People’s Bank and is not in consistent with China People’s Bank’s base interest and floating rate. The Court has temporarily frozen the land and real property of the Wonder Fruit that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by Wonder Fruit for its business. Wonder Fruit is currently in discussions with the Suizhong Branch on repayment of the bank loan and a reduction of the interest due thereon.

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

2016	High	Low
First quarter	$5.36	$2.65
Second quarter	$2.83	$1.70
Third quarter	$18.22	$2.12
Fourth quarter	$9.09	$5.75

2015	High	Low
First quarter	$1.30	$0.98
Second quarter	$1.53	$1.14
Third quarter	$1.36	$0.83
Fourth quarter	$1.09	$0.51

Reports to Stockholders

We plan on furnishing stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its independent certified public accountants. The Company intends to maintain compliance with the periodic reporting requirements of the Exchange Act.

Stockholders

As of April 7, 2017, there were 4,311,090 shares of our Common Stock issued and outstanding, and we had approximately 66 record holders of our Common Stock, not including holders who hold their shares under street name.

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

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended December 31, 2016 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2016, we had spent approximately $18.6 million on various capital projects in Huludao Wonder and the remaining $24 million on various capital projects in SkyPeople Suizhong. For more details related to the use of proceeds in 2016 from the public offering in 2010, please see the section entitled “Capital Projects” under “Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations”.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2016, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

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

Overview

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and from the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. In 2016, sales of our fruit concentrates, fruit beverages, and other fruit-related products represented 51%, 43%, and 6% of our revenue, respectively, compared to sales of 49%, 51%, and 0%, respectively, in 2015. We did not sell any fresh fruits in 2016 and 2015 as the cost to buy fresh fruits was high and sales price was low, which could result in lower margin and higher risk. Management decided not to procure any fresh fruits for fresh fruit sales in 2016 and 2015.

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

We currently market our Hedetang brand fruit beverages in only certain regions of the PRC. We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In particular, we plan to expand our glass bottle production line to produce higher margin portable fruit juice beverages targeting consumers in more populated Chinese cities. Currently we produce six flavors of fruit beverages in 280 ml glass bottles, 418 ml glass and 500 ml glass bottles and BIB (bag in box) packages, including apple juice, pear juice, kiwifruit juice, mulberry juice, peach juice and pomegranate juice. We currently sell our fruit beverages to over 100 distributors and more than 20,000 retail stores in approximately 20 provinces. Our products are sold through distributors in stores such as Hualian Supermarket in Beijing, RT-Mart in Shenyang, WOWO in Chengdu, the Quanjia convenient store chain, Vanguard in Xi’an, Carrefour in Chongqing and Shenyang and Lianhua Supermarket in Shanghai.

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

Our Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses in the three fiscal years prior to 2016 and the cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Huludao in December 2016 and ceased the depreciation of the property in accordance with SFAS No. 144. In fiscal year 2016, the Company’s recorded an impairment loss of $2.4 million with respect to the concentrated fruit juice production equipment in Huludao Wonder. In accordance with the restructuring plan, the Company would transfer the concentrated fruit juice production equipment in Huludao Wonder to another of our subsidiaries and sell the land and facilities upon favorable circumstances. As the Company does not expect to sale the assets of Huludao Wonder in the near future, the assets are not recorded as assets held for sale as of December 31, 2016. The book value of the land usage right was $4,394,708 and the book value of the building was $15,477,389 as of December 31, 2016. The Company believes the assets’ book value was lower than its fair value, less the cost to sell.

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2016, we had spent approximately $18.6 million on various capital projects in Huludao Wonder and $5.4 million on projects in SkyPeople Suizhong, as described in project (1) below using the proceeds from our public offering. The following table presents the capital projects on which we currently plan to use the proceeds from this offering. We review these projects and capital expenditures on a quarterly basis based on the market conditions and associated costs of these projects.

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

On November 23, 2015, the Company started the construction of the Yidu project. The Company plan to finish the construction of the infrastructure of office building, R&D center, fruit juice production facility, cold storage, facility and other construction work in the second quarter of 2017.

The distribution center is planned to be completed by the last quarter of 2017, and the orange plantation is planned to be operational in the second quarter of 2017.

Investment/Service Agreement with Mei County National Kiwi Fruit Wholesale Trading Center

On April 3, 2013, SkyPeople (China) entered into an Investment Agreement (the "Agreement") with the Managing Committee of Mei County National Kiwi Fruit Wholesale Trading Center (the "Committee"). The Committee has been authorized by the People’s Government of Mei County to be responsible for the construction and administration of the Mei County National Kiwi Fruit Wholesale Trading Center (the “Trading Center”).

Under the Agreement, the parties agreed to invest and establish a kiwi fruit comprehensive deep processing zone and kiwi fruit and fruit-related materials trading zone in Yangjia Village, Changxing Town of Mei County with a total planned area of total planned area of 286 mu (approximately 47 acres) (the “Project”).

Pursuant to the Agreement, the Company will be responsible for the construction and financing of the Project with a total investment of RMB 445.6 million (approximately $71.9 million) in buildings and equipment. In addition, the Company agreed to pay a fee for the land use rights for the Project land in the amount of RMB 0.3 million per mu. The Committee is responsible for financing and constructing the basic infrastructure surrounding the Project, such as the main water supply, main water drainage, natural gas, electricity, sewage, access roads to the Project, natural gas and communications networks. As of the date of this report, the Company is in the process of building fruit juice production lines, a vegetable and fruit flash freeze facility, an R&D center and an office building. The Company plans to complete the construction of these facilities in the second quarter of 2017.

As of the date of this report, Mei County National Kiwi Fruit Wholesale Trading Center has started normal operation. There are a number of enterprises operating in the trading center including 12 express delivery companies, 4 logistic companies, four on-line sales companies, two packing companies and three agriculture companies. In addition, all government departments that are relevant to the operations of the Mei County National Kiwi Fruit Wholesale Trading Center have moved into the trading center. The Company is expected to have completed its investment in the trading center in the second quarter of 2017, and believes that it will generate income from the trading center through various means, such as maximizing its profit in the agriculture trading area.

As part of the Mei County National Kiwi Fruit Wholesale Trading Center project, on April 19, 2013, we established Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”) to engage in the business of producing kiwi fruit juice, kiwi puree, cider beverages, and related products. The total estimated investment was RMB 294 million. We are now building fruit juice production lines, vegetable and fruit flash freeze facility, the R&D center and office building. We plan to compete the construction in the second quarter of 2017.

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

The shipping and handling expenses of $1,180,328 and $4,400,044 for fiscal years 2016 and 2015, respectively, are reported in the Consolidated Statement of Comprehensive Income as a component of selling expenses. The decrease in shipping and handling expenses was mainly due to a decrease in customer orders.

The largest component of our cost of sales is the cost for fresh fruit. We purchase fresh fruit and other raw materials from local markets and fruit growers that deliver directly to our plants. Our raw material supply chain is highly fragmented and raw fruit prices are highly volatile.  We generally do not enter into long-term purchase agreements for fresh fruit.

Operating Expenses

We classify our operating expenses into three categories: general and administrative, selling, and research and development. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, payroll taxes and employee benefit costs. Other expenses include advertising and promotional costs, shipping and handling costs not billed to customers, facilities costs and legal, audit, tax, consulting and other professional service fees.

The government owns all of the land in the PRC.  Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government.  Accordingly, we pay for land use rights in advance and such prepayments are being amortized and recorded as expenses using the straight-line method over the use terms of the lease, which are 40 to 50 years.  The amortization expenses were $1,222,079 and $1,672,100 for 2016 and 2015, respectively.

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

Research and Development

Since 2014, the Company has suspended four research and development agreements with research institutions. We are now conducting our research and development in house and related expenses are recorded in the general and administrative expenses.

Other Income (Expense)

Other income (expense) consists of interest we earn on our cash and cash equivalents, interest expenses on our short-term bank loans from Chinese local banks, government subsidies and other miscellaneous income or expenses.

Provision for Income Taxes

Our provision for income taxes primarily consists of corporate income taxes related to profits earned in the PRC from sales of our products. All our Chinese subsidiaries were subject to a tax rate of 25%. Our consolidated income tax rate was negative 44% and 54% in 2016 and 2015, respectively. Some of our subsidiaries generated income and we accrued income tax according to the Chinese corporate income tax rate, but some had a loss and no tax provision was made.

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

The consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of SkyPeople (China), Hedetang Food (China), Hedetang Holding, Huludao Wonder, Xi’an Cornucopia, Xi’an Hedetang Juice Beverages, Yingkou, Shaanxi Qiyiwangguo, Hedetang E-commerce, SkyPeople Suizhong, Agriculatural Plantation Mei Counting, Food Industry Yidu, Food Industry Jingyang, Guo Wei Mei, Agriculture Plantation Yidu, Trading Market Yidu, Trading Market Mei County and Hedetang Plantations, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

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

Other comprehensive income for the year ended December 31, 2016 and 2015 represented foreign currency translation adjustments and were included in the consolidated statements of comprehensive income.

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

During the fiscal year 2015, the Company’s subsidiary Yinkou had no production activities due to a market demand decline for concentrated apple juice, and Yinkou also had no production in year 2016 because it had difficulty in remaining competitive in apple juice market. In fiscal year 2015, the Company recognized an impairment loss of $2.38 million with respect to the concentrated fruit juice production equipment in Yingkou. In fiscal year 2016, the Company’s recorded an impairment loss of $2.1 million with respect to the concentrated fruit juice production equipment in Yingkou.

The Company’s Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses in the three fiscal years ended December 31, 2016 and the cash flows were minimal during the same three fiscal years. Thus, in December 2016, we established a restructuring plan to close Hudludao Wonder Operation. In fiscal year 2016, the Company’s recorded an impairment loss of $2.4 million with respect to the concentrated fruit juice production equipment in Huludao Wonder.  The Company plans to sell the assets of Huludao Wonder to a third party upon favorable circumstances.

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

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. Bad debt expense was $115,880 and $2,326,194 during the years ended December 31, 2016 and 2015, respectively. As we had fewer sales in 2016 compared to the previous year, the accounts receivables and estimated potential bad debt also decreased. Our credit term for distributors with good credit history is from 30 days to 120 days. As of December 31, 2016 and 2015, accounts receivables of $2,130,747 and $2,801,211 have been outstanding for over 120 days.

Government Subsidies

A government subsidy is recognized only when the Company complies with any conditions attached to the grant and there is reasonable assurance that the grant will be received.

The government subsidies recognized were $30,213 and $1,204,649 for the years ended December 31, 2016 and 2015 respectively, and are included in other income. Subsidy income for 2016 and 2015 mainly represents the value-added tax rebates provided on our exports. The subsidy income decreased in 2016 as we had fewer exports in 2016 as compared to the previous year.

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

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amended the guidance on performance obligation disclosures and makes technical corrections and improvements to the new revenue standard. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and permits early adoption on a limited basis. The update permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect the adoption of these standards will have on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Comparison of Operation Results of years ended December 31, 2016 and 2015

Revenue

The following table presents our consolidated revenues for our main products for the fiscal years 2016 and 2015, respectively, (in thousands):

	Year ended December 31,		% of
	2016	2015	change
Concentrated apple juice and apple aroma	$7,708	$19,806	(61%)
Concentrated kiwifruit juice and kiwifruit puree	725	9,203	(92%)
Concentrated pear juice	9,262	13,426	(31%)
Fruit juice beverages	14,768	44,004	(66%)
Other	1,944	1	1943%
Total	$34,407	$86,440	(60%)

Revenue decreased from $86.4 million in 2015 to $34.4 million in 2016, representing a decrease of 60%, or $52.0 million. This decrease was due to a decrease in sales for all of our products, except an increase in sales in other fruit-related products.

Sales generated from apple related products decreased from $19.8 million in 2015 to $7.7 million in 2016, representing a decrease of 61%. During 2016 and 2015, we sold 7,705 and 16,537 tons of concentrated apple juice and apple aroma, representing a decrease of 53.4% in the amount of apple-related products sold. Most of our concentrated apple juice was sold directly or indirectly to the international market. In 2016, international demand of concentrated apple juice from China continued to drop. According to the data provided by the Chinese Customs, the amount of exported concentrated apple juice from China declined by 7% in year 2016 as compared to 2015. Over the past three years, the purchase price of fresh apples has increased, with the marked exception of the fourth quarter of 2016, but the sales price of concentrated apple related products was low in 2016. Because of the negative trends in the international market and estimated lower margins, our YingKou and Huludao Wonder factories did not operate their concentrated apple juice production facilities in 2016, which caused a lower inventory of concentrated apple juice. In 2016, we recorded impairment expenses of $2.1 million of machinery of Yingkou factory, and $2.4 million with respect to the concentrated fruit juice production equipment in Huludao Wonder. In 2015, we recorded impairment expenses of $2.4 million of machinery of Yingkou factory.

Sales from concentrated kiwifruit juice and kiwifruit puree decreased by 92%, from $9.2 million in 2015 to $0.7 million in 2016. The decrease was primarily a result of the decreased volume of products sold in 2016 as compared to 2015. During 2016 and 2015, we sold 327 and 6,598 tons of concentrated kiwifruit juice and kiwifruit puree, respectively.

Sales of concentrated pear juice decreased by 31%, from $13.4 million in 2015 to $9.3 million in 2016. During 2016 and 2015, we sold 11,107 and 12,409 tons of concentrated pear juice, respectively, representing a decrease of 10.5%. The decrease of revenue generated from concentrated pear juice was mainly due to the decreased volume of concentrated pear juice sold. Due to unexpected weather conditions in the 2015 pear harvest season, the amount of available raw material supplies was low in early 2016. As a result of these weather conditions, the squeezing season started later than usual, and the production amount was lower.

Sales from our fruit juice beverages decreased from $47.0 million in 2015 to $14.8 million for 2016, representing a decrease of 66%. The decline in revenues during 2016 was primarily due to a decrease in the in-store demand of our products as a result of heavy competition in the Chinese market as consumers increased their fruit juice beverage purchases through on-line home delivery of groceries instead of through the traditional in-store supermarkets in which we sell our products.

Sales from our other products were $1.9 million in 2016, and we had approximately $1,000 in sales from other products in 2015. The amount of sales of other products is expected to be unstable and is generally not indicative of our future sales of other products.

Gross Margin

	2016		2015
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$1,985	26%	$1,635	8%
Concentrated kiwifruit juice and kiwifruit puree	62	9%	1,544	17%
Concentrated pear juice	2,101	23%	4,764	35%
Fruit juice beverages	4,692	32%	18,181	41%
Others	333	17%	1	100%
Total	$9,173	27%	$26,125	30%

Gross profit decreased from $26.1 million in 2015 to $9.2 million in 2016 mainly due to a decrease in revenue. The gross profit margin was 27% and 30% for 2016 and 2015, respectively.

Gross margin for concentrated apple juice and apple aroma were 26% and 8% for 2016 and 2015, respectively. The improvement in gross margin was mainly due to a decrease in the purchase price of concentrated apple juice from our suppliers during the fourth quarter of 2016.  Our YingKou and Huludao Wonder factories did not operate their concentrated apple juice production facilities in 2016, which caused a lower inventory of concentrated apple juice. We purchased concentrated apple juice from our suppliers and sold to our customers to satisfy our customers’ needs.

Gross margin for concentrated kiwifruit juice and kiwifruit puree decreased from 17% for 2015 to 9% for 2016, primarily due to lower production during 2016, which resulted in a higher ratio of fixed expenses to the unit cost of our products. We also reduced the sales prices of our products as a result of lower market demand in 2016.

Gross margin for concentrated pear juice decreased from 35% for 2015 to 23% for 2016 primarily due to the higher costs of raw material.

Gross margin of fruit juice beverages decreased from 41% in 2015 to 32% in 2016 primarily due to the lower prices of our products as a result of heavy competition.

Gross margin for other products was 17% in 2016 and 100% in 2015. Given the relatively low amount of production and sales of other products, their gross margin is expected to be unstable.

Operating Expenses

The following table presents consolidated operating expenses and operating expenses as a percentage of revenue for 2016 and 2015, respectively:

	2016		2015
	Amount	% of revenue	Amount	% of revenue
General and administrative	$5,010,222	15%	$10,684,077	12%
Selling expenses	1,932,148	6%	5,196,657	6%
Total operating expenses	$6,942,370	21%	$15,880,734	18%

General and administrative expenses decreased by $5.7 million or 53% to $5,010,222 in 2016 from $10,684,077 in 2015. The decrease in general and administrative expenses was mainly due to a decrease in our employee headcount during 2016, as a result of lower production and competitive market conditions in China.

Selling expenses decreased to $1,932,148 in 2016 as compared to $5,196,657 for 2015, a decrease of 63% or $3,264,509, mainly due to the reduced amount of sales generated during 2016.

Income from Operations

Income from operations decreased to $2,231,102 for 2016 from $10,244,067 in 2015, representing a decrease of $8,012,965. The increase in loss from operations mainly due to a 78% decrease in revenue, which was partially offset by a decrease in total operating expenses.

Other Expense, Net

Other expense, net was $1,262,972 for 2016, compared to $2,329,867 for 2015. Subsidy income reduced from $1,204,649 in 2015 to $16,738 in 2016. Subsidy income for 2016 and 2015 mainly represents the value-added tax rebates provided on our exports. Interest expense for 2016 was $1,659,300, representing a decrease of $2.2 million or 57%, as compared to interest expense of $3,885,018 for 2015. The decrease was primarily due to lower bank loan amounts and interest rates on our bank loans in 2016 as compared to 2015. Other income was $207,386 for 2016 as other expenses of 1,413 for 2015. Other expenses for 2015 was manly for consulting fees related to a capital lease. Other income for 2016 was mainly consisted of translation income from export business.

Income Taxes

Our provision for income taxes decreased from $4,267,350 in 2015 to $1,601,967 in 2016. The decrease in income tax provision was mainly due to the reduced amount of income before tax generated in 2016 as compared to that in 2015. Our consolidated income tax rate was negative 44% and 54% for the twelve months ended December 31, 2016 and 2015, respectively. Some of our subsidiaries generated income and we accrued income tax according to the Chinese corporate income tax rate, but some subsidiaries recorded a loss and no tax provision was made.

Noncontrolling Interests

As of December 31, 2016, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Hedetang Holding (HK) held a 73.42% interest in SkyPeople (China). TSD held a 26.36% interest in Skypeople (China). Net income attributable to noncontrolling interests decreased mainly due to the decrease in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Loss from Discontinued Operations

Loss from discontinued operations was $4,785,187 for fiscal year 2016, which was mainly for general and administrative expenses related to the Company’s operation in Huludao, which was wound down in 2016.

Income (Loss) from Continuing Operations before Minority Interest and Net Income

Income from continuing operations before minority interest decreased by $6,946,069 from $7,914,200 in 2015 to $968,131 in 2016 as the result of a decrease in income from operations, which was partially offset by a decrease in other expenses and income provision, as previously discussed. Net loss for fiscal 2016 was $5,545,471, an increase of $8,494,206 compared to an income of $2,948,735 in fiscal 2015.

Earnings per Share

Basic and diluted loss per share from continuing operations were $0.19 in fiscal 2016, as compared to an income of $0.11 for fiscal year 2015. Basic and diluted loss per share attributable to discontinued operations was $1.22 for fiscal year 2016.

Liquidity and Capital Resources

As of December 31, 2016, we had cash, cash equivalents and restricted cash of $1,143,585, a decrease of $51,943,285, from $53,086,870 as of December 31, 2015. The decrease in cash was mainly due to a deposit of RMB 200 million (approximately $30 million) in the second quarter of 2016 for the purchase 833.5 mu of kiwifruits orchard in Mei County, a payment of RMB 250 million (approximately $37.4 million) for 10 years’ of leasing fees for the lease of 20,000 mu of kiwifruits orchard in Mei County, and a payment of RMB 160 million (approximately $24.0 million) for 10 years’ of leasing fees for the lease of 8,000 mu of orange orchard in Yidu city. On April 12, 2017, the Company entered into a Securities Purchase Agreement for the amount of $2,672,500, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.  We expect the projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit to provide sufficient capital to meet our projected operating cash requirements at least for the next 12 months, which does not take into account any expenditures related to the potential expansion of our current production capacity.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $24,651,772 as of December 31, 2016, a decrease of $17,624,774 from working capital of $42,276,546 as of December 31, 2015 mainly due to a decrease in current assets and an increase in current liabilities. In 2016, net cash used in our operating activities was $34,435,374 compared to a positive cash inflow $104,262,788 in 2015. The decrease was primarily due to a decrease in net income of $8.5 million in 2016 as compared to 2015.

In 2016 and 2015, our investing activities used net cash of $21,036,858 and $20,810,162, respectively. In 2016, we made a refundable deposit about $30 million pursuant to the letter of intent to purchase the kiwifruits orchard, $37.4 million for the lease of the kiwifruits orchard in Mei County and $24 million for the lease of the orange orchard in Yidu city, in each case as discussed above.

In 2016, cash used in our financing activities was $24,102,790 as compared to $60,411,274 in 2015. The increase in cash inflow from financing activities was mainly due to an increase in capital contributions of $17,355,246 in connection with the sale of a minority ownership stake in SkyPeople China by SkyPeople HK to Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd. (“TSD”), as more fully described below.

During 2016, the Company repaid $2,078,155 on bank loans as compared to repayment of $828,505 for 2015 as we had a higher balance of bank loans due during 2016 as compared 2015.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements.

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

On September 22, 2016, the Audit Committee of Board of Directors of the Company approved the engagement of Wang Certified Public Accountant, P.C. (“Wang”) as the Company's independent registered public accounting firm, effectively immediately. The Audit Committee also approved Wang to act as the Company’s independent registered public accounting firm for the fiscal years ending December 31, 2015 and 2016.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2016.

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

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Management assessed our internal control over financial reporting as of December 31, 2016. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting as of December 31, 2016 was effective.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of March 18, 2017 the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Hongke Xue (1)	44	Chairman of Board of Directors, Chief Executive Officer
Yongke Xue (2)	49	Director
Hanjun Zheng	44	Interim Chief Financial Officer
Guolin Wang (3)	53	Director
Johnson Lau (3)(4)	43	Director
Fuyou Li (3)(5)	63	Director

(1)	On September 2, 2016, the Board appointed Hongke Xue to serve as the Chief Executive Officer of the Company and Chairman of the Board. Mr. Hongke Xue previously served as the Company’s Chief Executive Officer from February 18, 2013 to December 24, 2014. Mr. Hongke was reappointed as the Company’s Chief Executive Officer on September 2, 2016.
(2)	On September 2, 2016, Mr. Yongke Xue resigned from his position as the Chief Executive Officer of the Company and Chairman of the Board of the Directors of the Company. Mr. Yongke Xue was appointed Chief Executive Officer on December 24, 2014, and resigned as Chief Executive Officer of the Company on September 2, 2016.
(3)	Member of the audit committee and compensation committee.
(4)	Johnson Lau was appointed a member of the Board of Directors of the Company on December 23, 2014.
(5)	Fuyou Li was appointed a member of the Board of Directors of the Company on May 8, 2015.

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

Mr. Lau is the Chief Financial Officer of China Golden Classic Group Limited (“China Golden”), a company listed in Hong Kong Stock Exchange Limited (HKEX: 8281.HK).. Mr. Lau is a Certified Public Accountant of the Hong Kong Institute of Certified Public Accountants and CPA Australia. Mr. Lau has over 20 years of experience in the accounting profession. Mr. Lau started his career in Deloitte in Hong Kong and Beijing from 1997 to 2004. Prior to joining China Golden in July 2015, Mr. Lau worked in various public companies in the United States and England as Director of Finance and CFO for over ten years. He holds a bachelor degree in commerce from Monash University, Australia. The Board believes that Mr. Lau’s extensive knowledge and experience in accounting and his public company experience is important to the Company’s internal controls and financial reporting and its status as a US traded public company.

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

Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons, the Company believes that, other than as described above, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended December 31, 2016.

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

Committees of the Company’s Board of Directors

The Board held fourteen regularly scheduled and special meetings during fiscal year 2016. All of the directors attended (in person or by telephone) all of the Board meetings and any committees of the Board on which they served during the fiscal year. Directors are expected to use their best efforts to be present at the shareholders annual meeting. All of our directors attended the December 29, 2016 shareholders annual meeting.

Audit Committee

On April 25, 2008, the Board formed an audit committee. Messrs. Lau, Li and Wang currently serve on the audit committee, which is chaired by Mr. Lau. Each member of the audit committee is “independent” as that term is defined in the rules of the SEC and within the meaning of such term as defined under the rules of the NASDAQ Global Market. The Board has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee. The audit committee held five meetings during fiscal year 2016, and all audit committee members attended each of those meetings. Our Board has determined that Mr. Lau is an “audit committee financial expert,” as defined under the applicable SEC rules.

Compensation Committee

On April 25, 2008, the Board formed a compensation committee. Messrs. Lau, Li and Wang currently serve on the compensation committee, which is chaired by Mr. Lau.  Each member of the compensation committee is “independent” as that term is defined in the SEC rules and within the meaning of such term as defined under the rules of the NASDAQ Global Market, a “nonemployee director” for purposes of Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. No interlocking relationship exists between the Board or the compensation committee and the Board or compensation committee of any other company, nor has any interlocking relationship existed during the last fiscal year. The compensation committee held one meeting during fiscal year 2016, and all compensation committee members attended that meeting.

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

Summary Compensation of Named Executive Officers

Our executive officers do not receive any compensation for serving as executive officers of Pacific or us. However, except for our former CEO, the remaining executive officers are compensated by and through SkyPeople (China). Our former CEO, Yongke Xue, has not received any compensation from us or any of our subsidiaries for his services in the past three years. The following table sets forth information concerning cash and non-cash compensation paid by SkyPeople (China) to our named executive officers for 2016 and 2015, respectively.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue (1)	12/31/2016	-	-	-	-	-	-	-	-
Yongke Xue (1)	12/31/2015	-	-	-	-	-	-	-	-

Hongke Xue (1)	12/31/2016	-	-	-	-	-	-	-	-
Hongke Xue (1)	12/31/2015	-	-	-	-	-	-	-	-

Hanjun Zheng(2)	12/31/2016	$12,352	-	-	-	-	-	-	$11,662
	12/31/2015	$11,721	-	-	-	-	-	-	$11,721

(1)	Mr. Yongke Xue resigned as CEO of the Company on February 18, 2013 and Mr. Hongke Xue was appointed as the CEO of the Company at the same time. Mr. Hongke Xue resigned as CEO on December 24, 2014, and Mr. Yongke Xue was reappointed as the CEO of the Company at the same time. Mr. Yongke Xue resigned as CEO on September 2, 2016, and Mr. Hongke Xue was appointed to the same position at that time.

(2)	Mr. Hanjun Zheng was appointed by the Board as Interim Chief Financial Officer on November 27, 2015.

Outstanding Equity Awards at December 31, 2016

The following table presents certain information concerning outstanding equity awards held by each of our named executive officers at December 31, 2016.

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

There was no change to the compensation to our directors in 2016. The following table sets forth information concerning cash and non-cash compensation paid by us to our directors during 2016.

Name	Fees Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue	—	—	—	—	—	—	—
Hongke Xue	—	—	—	—	—	—	—
Guolin Wang(1)	$8,850	—	—	—	—	—	8,850
Fuyou Li(2)	$8,850	—	—	—	—	—	$8,850
Johnson Lau (3)	$25,000	—	—	—	—	—	$25,000

(1)	On April 7, 2008, the Company’s Board of Directors appointed Mr. Guolin Wang as a member of the Board of Directors and a member of both the audit committee and compensation committee. Mr. Wang is entitled to US$8,850 per annum as compensation for his services as a director of SkyPeople.

(2)	On May 8, 2015, the Company’s Board of Directors appointed Mr. Fuyou Li as a member of the Board of Directors and a member of both the audit committee and compensation committee. Mr. Li is entitled for US$8,850 per annum as compensation for his service as director of SkyPeople.

(3)	On December 23, 2014, the Board appointed Johnson Lau as a member of the Board of Directors of the Company and also the Chairman of audit committee. Mr. Lau is entitled for US$25,000 per annum as compensation for his services as a director of SkyPeople.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is our equity compensation plan information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders (1)	-	N/A	(2)	1,000,000
Equity compensation plans not approved by security holders	-	$ N/A		-
Total	-	-		1,000,000

(1)	Consists of Stock Incentive Plan, which was approved by the Company’s shareholders at its annual meeting August 18, 2011.
(2)	The exercise price of options granted and stock appreciation rights under the Plan may be no less than the fair market value of the Company’s Stock on the date of grant. Since no options have been granted under the plan, the weighted-average exercise price is not available.

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of March 18, 2017 by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and all of our directors and

●	executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 4,311,090 shares of our Common Stock outstanding as of April 7, 2017.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of April 7, 2017 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of April 7, 2017 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o SkyPeople Fruit Juice, Inc., 16/F, China Development Bank Tower, No. 2 Gaoxin 1st Road, Xi’an, Shaanxi Province, PRC 710075.

Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors, Named Executive Officers and 5% Shareholders
Yongke Xue (1)	2,337,155	54.2%
Hongke Xue	—	—
Guolin Wang	—	—
Hanjun Zheng	—	—
Fuyou Li	—	—
Johnson Lau	—	—
All current directors and executive officers as a group (6 persons)	2,337,155	54.2%

(1)	Consists of (i) 1,671,955 shares owned by directly by Golden Dawn International Limited and Everlasting Rich Limited, both wholly-owned subsidiaries of SkyPeople International Holdings Group Limited (“SP International”), a Cayman Islands company, and China Tianren Organic Food Holding, an indirect wholly-owned subsidiary of SP International; and (ii) 665,200 shares held directly by SP International. Yongke Xue is the sole indirect owner of SP International.

*	Less than one percent.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years 2016 and 2015. All of the services described in the following fee table were approved in conformity with the audit committee’s pre-approval process.

	2016	2015
Audit Fees	$205,000	$321,113
Tax Fees	6,000	10,714
All Other Fees	—	—
Total	$211,000	$331,827

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by Wang Certified Public Accountant, P.C. (“Wang”), Armanino LLP (“Armanino”), and Wei, Wei & Co., LLP (“Wei & Wei”).

Wang Certified Public Accountant, P.C. succeeded to the registration status of predecessor firm named as Jia Roger Qian Wang, CPA in PCAOB in March, 2017. Wang has provided professional services for the audit of our fiscal 2016 and 2015 annual financial statements, respectively.

Wang provided professional services for the audit of our fiscal year 2016 financial statements and $160,000 was billed for the audit of consolidated financial statements for fiscal 2016, the quarterly review fees $45,000 was billed for 2016 quarterly financial reports.

Wang provided professional services for the audit of our fiscal year 2015 financial statements and $100,000 was billed for the audit of consolidated financial statements for fiscal 2015.

The Company engaged Wei & Wei during the period from April 12, 2016 to September 19, 2016 (the “Engagement Period”), and paid a total of $145,538. During the Engagement Period, Wei & Wei did not issue any reports on the Company’s consolidated financial statements, and there were no disagreements between the Company and Wei & Wei on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures. During 2016, the company paid $60,700 to Armanino for audit services provided for fiscal year 2015. Armanio did not issue any reports on the Company’s consolidated financial statements, and there were no disagreements between the Company and Armanino on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

Tax Fees

The amounts set forth opposite “Tax Fees” above reflect the aggregate fees billed for fiscal 2016 and 2015 for professional services rendered for tax compliance and return preparation. The compliance and return preparation services consisted of the preparation of original and amended tax returns and support during the income tax audit or inquiries.

The Board audit committee’s policy is to pre-approve all audit services and all non-audit services that our independent accountants are permitted to perform for us under applicable federal securities regulations. The audit committee’s policy utilizes an annual review and general pre-approval of certain categories of specified services that may be provided by the independent accountant, up to pre-determined fee levels. Any proposed services not qualifying as a pre-approved specified service, and pre-approved services exceeding the pre-determined fee levels, require further specific pre-approval by the audit committee. The audit committee has delegated to the Chairman of the audit committee the authority to pre-approve audit and non-audit services proposed to be performed by the independent accountants. Our audit committee was established in April 2008. Therefore, all the services provided by our auditors in fiscal years 2016 and 2015 were pre-approved by the audit committee.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENTS:

The following financial statements, including notes thereto and the independent auditors’ report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page F-1 hereof:

1.	Management’s Report on Internal Control over Financial Reporting
2.	Report of Independent Public Registered Accounting Firm
3.	Consolidated Balance Sheets
4.	Consolidated Statements of Income and Comprehensive Income
5.	Consolidated Statements of Shareholders’ Equity
6.	Consolidated Statements of Cash Flows
7.	Notes to Consolidated Financial Statements

(b)          EXHIBITS:

Exhibit Index

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of February 22, 2008 by and among Pacific Industry Holding Group Co., Ltd., “Pacific,” Terrence Leong, SkyPeople Fruit Juice, Inc., the “Registrant,” and the shareholders of Pacific. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on February 28, 2008, the “February 28, 2008 8-K”.
3.1	Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Commission on March 3, 2008, the “March 3, 2008 8-K.”
3.2	Articles of Amendment to Articles of Incorporation dated October 28, 2009. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on October 29, 2009.
3.3	Certificate of Designations, Preferences and Rights of the Registrant’s Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the February 28, 2008 8-K.
3.4	Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.2 to the February 28, 2008 8-K.
3.5	Bylaws of Entech, Inc. Incorporated by reference to Exhibit 3.5 to the March 3, 2008 8-K.
3.6	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on May 23, 2008. Incorporated by reference to Exhibit 3.6 to our Annual Report on Form 10-K for the year ended December 31, 2008, the “2008 10-K.”
3.7	Amendment of Article VII of the By-law. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on July 14, 2011.
3.8	Bylaws of SkyPeople Juice, Inc. Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011.
3.9	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 10, 2016. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016.
4.1	Form of Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on April 13, 2017.

Exhibit Number	Description
9.1	Voting Trust Agreement, dated as of February 25, 2008, by and among Fancylight Limited and Hongke Xue. Incorporated by reference to Exhibit 9.1 to the March 3, 2008 8-K.
9.2	Voting Trust and Escrow Agreement, dated as of February 25, 2008, by and among Winsun Limited and Sixiao An. Incorporated by reference to Exhibit 9.2 to the March 3, 2008 8-K.
9.3	Voting Trust and Escrow Agreement, dated as of February 25, 2008, by and among China Tianren Organic Food Holding Company Limited and Lin Bai. Incorporated by reference to Exhibit 9.3 to the March 3, 2008 8-K.
10.1	Call Option Agreement between Hongke Xue and Fancylight Limited, dated as of February 25, 2008. Incorporated by reference to Exhibit 10.5 to the March 3, 2008 8-K.
10.2	Share Transfer Agreement by and among Shaanxi Hede Investment Management Co., Ltd. Niu Hongling, Wang Qifu, Wang Jianping, Zhang Wei, Cui Youming and Yuan Ye, dated as of May 31, 2007. Incorporated by reference to Exhibit 10.6 to the March 3, 2008 8-K.
10.3	Exchange Agreement, dated as of May 28, 2009 between the Registrant, Barron Partners LP and Eos Holdings, LLC. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2009, the “June 2009 8-K.”
10.4	Waiver and Release, dated as of May 28, 2009 by Barron Partners LP in favor of the Registrant. Incorporated by reference to Exhibit 10.2 to the June 2009 8-K.
10.5	Waiver and Release, dated as of May 28, 2009 by Eos Holdings, LLC in favor of the Registrant. Incorporated by reference to Exhibit 10.3 to the June 2009 8-K.
10.6	Underwriting Agreement, dated as of October 28, 2009, by and among the Registrant, Roth Capital Partners, LLC, Maxim Group LLC, Barron Partners LP and Eos Holdings, LLC. Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 29, 2009.
10.7	English translation of the Stock Purchase Agreement dated as of November 18, 2009, by and between Shaanxi Tianren Organic Food Co., Ltd. and Xi’an Dehao Investment & Consulting Co., Ltd. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on November 20, 2009 and to the Current Report on Form 8-K/A filed with the Commission on November 25, 2009.
10.9	English translation of the Distribution Agreement dated as of January 8, 2010, by and between Shaanxi Qiyiwangguo Modern Organic Agriculture Co. Ltd. and Beijing Ni’aode Trading Co., Ltd. Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.
10.10	English Translation of Credit Facility Agreement dated June 30, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank Incorporated by reference to Exhibit 10.29 of the 2009 10-K.
10.11	English Translation of Credit Facility Agreement dated November 6, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.30 of the 2009 10-K.
10.12	English Translation of Credit Facility Agreement dated November 24, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.31 of the 2009 10-K.

Exhibit Number	Description
10.13	English Translation of Credit Facility Agreement dated June 26, 2009 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Commercial Bank of Huludao. Incorporated by reference to Exhibit 10.32 of the 2009 10-K.
10.14	English Translation of Pledge Agreement dated June 26, 2009 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Commercial Bank of Huludao. Incorporated by reference to Exhibit 10.33 of the 2009 10-K.
10.15	English Translation of Credit Facility Agreement dated August 12, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank Incorporated by reference to Exhibit 10.34 of the 2009 10-K.
10.16	English Translation of Credit Facility Agreement dated July 19, 2010 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Huludao Bank Co., Ltd. Incorporated by reference to Exhibit 10.16 of the 2010 10-K.
10.17	English Translation of Credit Facility Agreement dated September 9, 2010 between SkyPeople Juice Group Co. Ltd. And Xi’an Kejilu Branch of China Merchants Bank. Incorporated by reference to Exhibit 10.17 of the 2010 10-K
10.18	English Translation of Credit Facility Agreement dated May 10, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.18 of the 2010 10-K.
10.19	English Translation of Credit Facility Agreement dated February 3, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.19 of the 2010 10-K.
10.20	English Translation of Credit Facility Agreement dated December 6, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.20 of the 2010 10-K.
10.21	English Translation of Credit Facility Agreement dated December 7, 2010 between SkyPeople Juice Group Co. Ltd. and China CITIC Bank, Xi’an Kejilu Branch. Incorporated by reference to Exhibit 10.21 of the 2010 10-K.
10.22	English Translation Of Credit Facility Agreement dated December 30, 2010 Between SkyPeople Juice Group Co. Ltd. and Hi-Tech Industrial Development Zone, Xi’ A Branch Of China Construction Bank. Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q filed with the Commission on May 16, 2011.
10.23	A copy of the complaint for the civil action against Absaroka Capital and Kevin Barns as filed by the Company with the United States District Court for the District of Wyoming. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the Commission on July 8, 2011.
10.24	Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 14, 2011.
10.25	Indemnification Agreement Between SkyPeople Juice, Inc. and Yongke Xue. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.26	Indemnification Agreement Between SkyPeople Juice, Inc. and Xiaoqin Yan. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.27	Indemnification Agreement Between SkyPeople Juice, Inc. and Guolin Wang. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.28	Indemnification Agreement Between SkyPeople Juice, Inc. and Spring Liu. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.29	Indemnification Agreement Between SkyPeople Juice, Inc. and John W. Smagula. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.30	Indemnification Agreement Between SkyPeople Juice, Inc. and Norman Ko. Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011

Exhibit Number	Description
10.31	English translation of Investment/Service Agreement The Yidu Orange Comprehensive Deep Processing Zone (the “Zone”) between Yidu Municipal People’s Government and SkyPeople Juice Group Company Limited dated October 29, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 29, 2012
10.32	English translation of Loan Agreement between SkyPeople Juice Group Co., Ltd. and SkyPeople International Holdings Group Limited dated February 18, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 19, 2013
10.33	Share Exchange Agreement among SkyPeople International Holdings Group Limited, Golden Dawn International Limited, Hongke Xue, Yongke Xue, V.X. Fortune Capital Limited and Kingline International Limited dated September 14, 2012. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the Commission on January 4, 2013.
10.34	Share Charge between China Tianren Organic Food Holding Company Limited, Golden Dawn International Limited and Vandi Investments Limited dated December 28, 2012. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the Commission on January 4, 2013.
10.35	Share Charge between China Tianren Organic Food Holding Company Limited, Golden Dawn International Limited and COFCO (Beijing) Agricultural Industrial Equity Investment Fund dated December 28, 2012. Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed with the Commission on January 4, 2013.
10.36	Termination Agreement to Share Transfer Agreement by and between Hedetang Holdings Co., Ltd. and Shaanxi New Silk Road Kiwifruit Group Inc., dated January 26, 2017. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on January 27, 2017.
10.37	Orchard Lease Contract by and between Village Committee of Dierpo Village, Jinqu Town, Mei County and Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd., dated August 3, 2016. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on January 27, 2017.
10.38	Orchard Lease Contract by and between Yidu Sichang Joint Citrus Cooperatives and Hetetang Agricultural Plantations (Yidu) Co., Ltd., dated August 15, 2016. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on January 27, 2017.
10.39	Form of Securities Purchase Agreement, dated April 12, 2017. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 13, 2017.
16.1	Letter from Tavarsan Askelson & Registrant LLP dated March 6, 2008. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on March 6, 2008.
16.2	Letter from Child, Van Wagoner & Bradshaw, PLLC dated December 14, 2009. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on December 14, 2009.
16.3	Letter from BDO Limited to dated December 23, 2011. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on December 30, 2011.
16.4	Letter from Paritz & Company to dated December 31, 2014. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on December 31, 2014
21.1	Description of Subsidiaries of the Registrant*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer of Registrant. *
32.2	Section 1350 Certification of Principal Financial Officer of Registrant.*

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

Signature

Name and Title	Date

/s/ Yongke Xue
Yongke Xue	April 17, 2017
Director

/s/ Hanjun Zheng
Hanjun Zheng	April 17, 2017
Interim Chief Financial Officer
(principal financial officer and accounting officer)

/s/ Hongke Xue
Hongke Xue, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	April 17, 2017

/s/ Guolin Wang
Guolin Wang, Director	April 17, 2017

/s/ Johnson Lau
Johnson Lau, Director	April 17, 2017

/s/ Fuyou Li
Fuyou Li, Director	April 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SkyPeople Fruit Juice, Inc.:

We have audited the accompanying consolidated balance sheets of SkyPeople Fruit Juice, Inc. as of December 31, 2016, and the related consolidated statement of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, including the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wang Certified Public accountant, P.C.

Flushing, New York

March 31, 2017

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

CURRENT ASSETS
Cash and cash equivalents	$1,143,585	$50,006,914
Restricted cash	-	3,079,956
Accounts receivable, net of allowance of $4,843,809 and $2,407,160 as of December 31, 2016 and 2015, respectively	7,325,773	50,062,300
Other receivables	28,417,194	265,079
Inventories	3,041,300	3,444,740
Deferred tax assets	3,566,442	2,326,194
Advances to suppliers and other current assets	58,132,189	3,809,970
TOTAL CURRENT ASSETS	101,626,483	112,995,153

PROPERTY, PLANT AND EQUIPMENT, NET	81,523,569	83,124,874
LAND USE RIGHT, NET	31,854,360	25,690,291
LONG TERM ASSETS	2,789,390	2,979,857
DEPOSITS	43,867,228	45,321,919
Related party receivables	-	290,976
TOTAL ASSETS	$261,661,030	$270,403,070

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$16,569,988	$18,332,502
Accrued expenses	27,449,664	17,356,081
Income tax payable	3,590,084	1,153,194
Advances from customers	696	369,992
Short-term bank loans	29,364,279	33,506,838
TOTAL CURRENT LIABILITIES	76,974,711	70,718,607

NON-CURRENT LIABILITIES
Obligations under capital leases	14,494,003	16,720,307
TOTAL NON-CURRENT LIABILITIES	14,494,003	16,720,307
TOTAL LIABILITIES	91,468,714	87,438,914

EQUITY

SkyPeople Fruit Juice, Inc, Stockholders' equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Common stock, $0.001 par value; 8,333,333 shares authorized; 4,061,090 and 27,161,499* shares issued and outstanding as of December 31, 2016 and 2015, respectively	4,061	27,161
Additional paid-in capital	105,366,887	59,189,860
Retained earnings	100,237,011	105,782,482
Accumulated other comprehensive income (loss)	(70,579,747)	13,069,031
Total SkyPeople Fruit Juice, Inc. stockholders' equity	135,028,212	178,068,534
Non-controlling interests	35,164,104	4,895,622
TOTAL EQUITY	170,192,316	182,964,156
TOTAL LIABILITIES AND EQUITY	$261,661,030	$270,403,070

* The amount of shares is given prior to the Company’s 1-for-8 reverse stock split on March 10, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2016	2015
Revenue	$34,407,422	$86,440,402
Cost of goods sold	25,233,950	60,315,601
Gross profit	9,173,472	26,124,801

Operating Expenses
General and administrative expenses	5,010,222	10,684,077
Selling expenses	1,932,148	5,196,657
Total operating expenses	6,942,370	15,880,734

Income from operations	2,231,102	10,244,067

Other income (expenses)
Investment income	13,475	--
Interest income	158,730	351,915
Subsidy income	16,738	1,204,649
Interest expenses	(1,659,300)	(3,885,018)
Other income (expenses)	207,386	(1,413)
Total other expenses	(1,262,971)	(2,329,867)

Income from Continuing Operations before Income Tax	968,131	7,914,200
Income tax provision	1,601,967	4,267,350
Income (loss) from Continuing Operations before Minority Interest	(633,836)	3,646,850

Less: Net income (loss) attributable to non-controlling interests	(126,448)	(698,115)

Income (loss) from Continuing Operations	(760,284)	2,948,735

Discontinued Operations (Note 16)
Loss from discontinued operations	(4,785,187)	-
NET INCOME (LOSS) ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC. STOCKHOLDERS	$(5,545,471)	$2,948,735

Other comprehensive income (loss)
Foreign currency translation adjustment	$(4,599,934)	$(4,401,140)
Comprehensive income	(10,018,957)	(754,290)
Comprehensive expense attributable to non-controlling interests	(19,674,513)	(136,372)
COMPREHENSIVE INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC. STOCKHOLDERS	$(29,693,470)	$(890,662)
Earnings per share:
Basic and diluted earnings (loss) per share from continued operation	$(0.19)	$0.11
Basic and diluted earnings (loss) per share from discontinued operation	(1.22)	-
Basic and diluted earnings (loss) per share from net income	(1.41)	0.11
Weighted average number of shares outstanding
Basic and diluted*	3,933,999	26,828,166

* The amount of shares is given prior to the Company’s 1-for-8 reverse stock split on March 10, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock Shares*	Common Stock	Additional Paid in Capital	Retained Earnings	Other Comprehensive Income	Non-Controlling Interest	Total

Balance at December 31, 2014	26,661,499	$26,661	$59,189,860	$102,833,747	$19,351,703	$4,685,819	$186,087,790
Common Stocks issued during 2015	500,000	500
Net income	—	—	—	2,948,735	—	698,115	3,646,850
Foreign currency translation adjustment	—	—	—	—	$(6,282,672)	$(488,312)	$(6,770,984)
Balance at December 31, 2015	27,161,499	27,161	59,189,860	105,782,482	13,069,031	4,895,622	$182,964,156
Share split during 2016	(23,766,312)	(23,766)					(23,766)
Common Stocks issued during 2016	665,950	666					666
Net income (loss)	—	—	—	(5,545,471)	—	(126,448)	(5,671,91)
Foreign currency translation adjustment	—	—	46,177,027	—	$(83,648,778)	$30,394,930	$(7,076,821)
Balance at December 31, 2016	4,061,137	4,061	105,366,887	100,237,011	(70,579,747)	35,164,104	170,192,316

* The amount of shares is given prior to the Company’s 1-for-8 reverse stock split on March 10, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal year
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,419,023)	$3,646,850
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,426,089	7,617,752
Deferred income tax assets	(1,240,248)	1,410,690
Bad debt provision	3,070,944	2,531,850
Inventory markdown	-	32,440
Impairment loss	3,203,523	2,383,991
Gain on sale of assets	-	(126,752)
Changes in operating assets and liabilities
Accounts receivable	35,449,683	11,841,355
Other receivable	(29,268,821)	20,687,724
Advances to suppliers and other current assets	(56,580,699)	(3,537,529)
Inventories	190,337	426,456
Accounts payable	8,114,987	55,414,623
Accrued expenses	2,038,938	(85,776)
Income tax payable	937,915	2,094,800)
Advances from customers	(358,999)	(75,686)
Net cash provided by operating activities	(34,435,374)	104,262,788

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(8,730,051)	(279,691)
Purchase of intangible assets	(9,329,762)
Prepayment for other assets	(2,977,045)	(20,530,471)
Prepayments for deposit on equipment	-	-
Net cash used in investing activities	(21,036,858)	(20,810,162)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock	17,355,246	-
Reverse split of common stock	(40,884,860)	-
Decrease (Increased) in restricted cash	2,994,460	3,239,496
(Repayment) Proceeds from short-term notes	-	(8,098,740)
Proceeds from related party loan	(8,269,592)	(306,049)
Proceeds from short-term bank loans	-	(828,505)
Repayment of short-term bank loans	(2,078,155)	7,249,797
Proceeds (repayments) long term debt	(1,202,289)
Payment for capital lease	7,982,400	(78)
Repayment of related party loans	-	(61,667,195)
Net cash provided by (used in) financing activities	(24,102,790)	(60,411,274)

Effect of change in exchange rate	30,711,693	1,835,260

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,863,329)	24,876,612)
Cash and cash equivalents, beginning of year	50,006,914	25,130,302
Cash and cash equivalents, end of year	$1,143,585	$50,006,914

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$833,690	$3,885,018
Cash paid for income taxes	$2,707,227	$4,267,350

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$60,838,131	$-
Equipment acquired by capital lease	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2016 AND 2015

1.	CORPORATE INFORMATION

SkyPeople Fruit Juice, Inc. (“SkyPeople” or the “Company”), formerly known as Entech Environmental Technologies, Inc. (“Entech”) and Cyber Public Relations, Inc. (“Cyber Public Relations”), was initially incorporated on June 29, 1998 under the laws of the State of Florida.

The principal activities of SkyPeople (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) consist of production and sales of fruit juice concentrates, fruit juice beverages, and other fruit-related products in the People’s Republic of China (“PRC”, or “China”), and overseas markets. All activities of the Company are principally conducted by subsidiaries operating in the PRC.

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

During fiscal year 2015, the Company’s subsidiary Yinkou had no production activities due to a market demand decline for concentrated apple juice, and Yinkou also had no production in year 2016 since it had difficulty in remaining competitive in apple juice market. The Company decided to recognize an impairment loss of $2.38 million with respect to the concentrated fruit juice production equipment in Yingkou, which has not operated in the past two years. In fiscal year 2016, the Company’s recorded an impairment loss of $2.1 million with respect to the concentrated fruit juice production equipment in Yingkou.

The Company’s Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses in the three fiscal years ended December 31, 2016 and the cash flows were minimal during the same three fiscal years. Thus, in December 2016, we established a restructuring plan to close Hudludao Wonder Operation. In fiscal year 2016, the Company’s recorded an impairment loss of $2.4 million with respect to the concentrated fruit juice production equipment in Huludao Wonder.  The Company plan to sale the assets of Huludao Wonder to a third party when there is a chance.

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

	Year Ended December 31,
	2016	2015
NUMERATOR FOR BASIC AND DILUTED EPS
Income (loss)from continuing operations (numerator for Diluted EPS)	$(760,284)	$2,948,735
Loss from discontinued operations (numerator for Diluted EPS)	(4,785,187)	--

Net income (loss) (numerator for Diluted EPS)	$(5,545,471)	$2,948,735
Net income (loss)allocated to Common Stock holders	$(5,545,471)	$2,948,735

Basic earnings per share
Basic earnings per share from continuing operations	(0.19)	0.11
Basic earnings per share from discontinued operations	(1.22)	--
Basic earnings per share from Net Income	(1.41)	0.11

Diluted Earnings Per Share
Diluted earnings per share from continuing operations	(0.19)	0.11
Diluted earnings per share from discontinued operations	(1.22)	--
Diluted earnings per share from Net Income	(1.41)	0.11

Weighted average Common Stock outstanding	3,933,999	26,828,166	*
DENOMINATOR FOR BASIC AND DILUTIVED EPS	3,933,999	26,828,166

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

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. Bad debt expense was $4,843,809 and $2,326,194 during the years ended December 31, 2016 and 2015, respectively. Our credit term for distributors with good credit history is from 30 days to 120 days. As of December 31, 2016 and 2015 accounts receivables of $2,130,746.95 and $18,189,947 have been outstanding for over 120 days, the increase is due to the growth of sales in concentrated apply juice which had longer credit period to distributors.

Inventories

Inventories consist of raw materials, packaging materials (which include ingredients and supplies) and finished goods (which include finished juice in the bottling and canning operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off. Although we believe that the assumptions we use in estimate inventory write downs are reasonable, future changes in these assumptions could provide a significantly different result. The Company recorded inventory markdown allowance of $0 and $64,065 for the year ended December 31, 2016 and 2015, respectively.

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $1,180,328 and $4,400,044 for 2016 and 2015, respectively, are reported in the Consolidated Statements of Income and Comprehensive Income as a component of selling expenses. The decrease in shipping and handling costs in fiscal year 2016 was mainly due to a decrease in sales quantity of our products.

Government Subsidies

A government subsidy is recognized only when the Company complies with any conditions attached to the grant and there is reasonable assurance that the grant will be received.

The government subsidies recognized were $30,213 and $1,204,649 for the years ended December 31, 2016 and 2015, respectively, and are included in other income of the consolidated statements of comprehensive income.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred and are included in selling expenses. The Company incurred $50,230 and $128,204 in advertising and promotional costs for the years ended December 31, 2016 and 2015, respectively.

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

Other comprehensive income for the year ended December 31, 2016 and 2015 represented foreign currency translation adjustments gain of $1,579,713 and loss of $4,401,140, respectively, and were included in the consolidated statements of comprehensive income.

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

In August 2016, FASB issued “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.” The issues include but are not limited to the classification of debt prepayment and debt extinguishment costs, payments made for contingent consideration for a business combination, proceeds from the settlement of insurance proceeds, distributions received from equity method investees and separately identifiable cash flows and the application of the predominance principle. This update is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the provisions of this standard and assessing its impact on the Company’s consolidated financial statements and disclosures.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amended the guidance on performance obligation disclosures and makes technical corrections and improvements to the new revenue standard. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and permits early adoption on a limited basis. The update permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect the adoption of these standards will have on the Company’s consolidated financial statements.

There were no other recent accounting pronouncements or changes in accounting pronouncements during the fiscal year ended December 31, 2016, that are of significance or potential significance to us.

3.	INVENTORIES

Inventories by major categories are summarized as follows:

	December 31,
	2016	2015
Raw materials and packaging	$1,107,857	$944,812
Finished goods	1,933,443	2,499,928
Inventories	$3,041,300	$3,444,740

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2016	2015
Machinery and equipment	$28,125,109	$33,238,470
Furniture and office equipment	566,348	577,399
Motor vehicles	497,024	530,962
Buildings	50,758,428	53,841,614
Construction in progress	35,979,862	27,364,494
Subtotal	115,920,500	115,552,939
Less: accumulated depreciation	(34,403,200)	(32,605,706)
Net property and equipment	$81,523,569	$82,947,233

In 2016, the Company recognized impairment loss of $3.20 million, mainly related to the concentrated fruit juice production equipment in Yingkou and Huludao, which has not operated in the past two years due to unfavorable market conditions.

In 2015, the Company recognized impairment loss of $2.38 million, mainly related to the concentrated fruit juice production equipment in Yingkou, which has not operated in the past two years due to unfavorable market conditions. There were no impairment provisions made for the fiscal year ended December 31, 2014.

Depreciation expense included in general and administration expenses for the year ended December 31, 2016 and 2015 was $3,599,276 and $3,125,778, respectively. Depreciation expense included in cost of sales for the year ended December 31, 2016 and 2015 was $604,734 and $2,819,874 respectively.

5.	LONG TERM ASSETS

Long term assets were $2,789,390 and $2,979,857 for the year ended December 31, 2016 and 2015, respectively. It represents the capital lease risk deposits made by the Company to Cinda Financial Leasing Co., LTD in terms of capital lease agreement.

6.	LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. The government of the PRC, its agencies and collectives hold all land ownership.  Companies or individuals are authorized to use the land only through land usage rights granted by the PRC government. Land usage rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Accordingly, the Company paid in advance for land usage rights. Prepaid land usage rights are being amortized and recorded as lease expenses using the straight-line method over the terms of the leases, which range from 40 to 50 years. The amortization expense was $1,222,079 and $177,311 for fiscal years 2016 and 2015, respectively. The following table sets forth land usage rights of the Company as of December 31, 2016 and 2015, respectively.

	December 31,
	2016	2015
Cost	$34,321,098	$8,011,269
Less: Accumulated amortization	(2,466,738)	(1,508,849)
	$31,854,360	$6,502,420

7.	DEPOSITS

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

	December 31,
	2016	2015
Deposits for land use rights	$103,187,832	$16,232,136
Deposits to purchase property, plant and equipment	366,002	29,089,783
	$101,000,474	$45,321,919

8.	SHORT-TERM BANK LOANS

Short-term bank loans consist of the following loans collateralized by assets of the Company:

	December 31,
	2016	2015

Loan payable to Huludao Bank, Suizhong branch due on December 9, 2016, bearing interest at 9.6% per annum, collateralized by the buildings, machinery and land use rights of Huludao Wonder	5,766,181	6,159,911

Loan payable to China Construction Bank due on May 12, 2016 bearing interest at 5.6% per annum, collateralized by the buildings of SkyPeople (China)	-	3,526,549

Loan payable to China Construction Bank due on January 10, 2018, bearing interest at 5.84% per annum, collateralized by the buildings and land use rights of Yingkou.	2,003,748	2,140,569

Loan payable to Bank of Xi’an due on November 15, 2017, bearing interest at 4.71% per annum, guaranteed by a third party Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd	2,162,318	-

Loan payable to Shanghai Pudong Development Bank due on May 3, 2018, bearing interest at 6.16% per annum, collateralized by the buildings of SkyPeople (China)	3,877,757	4,142,540

Loan payable to Bank of Beijing due on June 30, 2018, bearing interest at 7.28% per annum, collateralized by the buildings of a third party, Shaanxi Jiu Chang Medical Science & Technology Development Co., Ltd.	4,324,636	4,619,933

Loan payable to China Construction Bank due on May 3, 2018 bearing interest at 4.99% per annum, guaranteed by a third party guarantee company.	3,301,139	-

Loan payable to China Construction Bank due on May 13, 2018, bearing interest at 5.6% per annum, collateralized by the buildings and land use rights of Yingkou.	4,324,636	4,619,933

Loan payable to the rural credit cooperative union of Mei County due on Feb 4, 2016 and Feb 3, 2017, each with half the loan paid back and bearing an annual interest at 8.3412% in 2015 and the rate will be floated once a year, collateralized by the buildings and land use rights of a third party, Kiwi investment and development of Mei County Co., Ltd.	-	1,539,978

Loan payable to The Bank of Ningxia Xi’an branch due on Jan 4, 2016, bearing interest at 7.28% per annum, collateralized by the fixed assets and brand name of SkyPeople (China).	-	3,849,945

Loan payable to The Bank of Ningxia Xi’an branch due on March 14, 2017, bearing interest at 0.47% per annum, collateralized by the fixed assets and brand name of SkyPeople (China).	3,603,863
Total	$29,364,279	33,506,838

9.	LEASE OBLIGATION PAYABLE

The schedule below represents the commitments for the Company’s capital equipment under the lease contract with Cinda Financial Leasing Co., Ltd, entered into in April of 2014. The Company’s obligations under the finance lease are secured by the lessors’ title to the leased assets. The lease has an interest rate as 7.36%.

Minimum lease payments for the years ending December 31, are as follows;

2017	$6,945,442
2018	5,787,869
2019	1,760,692
Less: amount representing interest	-
Present value of minimum lease payments	$14,494,003

Due within one year	$6,945,442
Due after one year	7,548,560
Present value of minimum lease payments	$14,494,003

In April 2015, China Cinda Asset Management Co., Ltd. Shaanxi Branch (“Cinda Shaanxi Branch”) filed two enforcement proceedings with Xi’an Intermediate People’s Court against the Company for alleged defaults pursuant to guarantees by the Company to its suppliers for a total amount of RMB 39,596,250, or approximately $6.1 million.

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

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay a 40 million RMB (approximately $6.35 million) bank loan, plus interest. The loan became due on its maturity date on December 9, 2016.  On December 19, 2016, the Court accepted the case.  The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date.  Wonder Fruit believes the interest charged by Suizhong Branch is 100% higher than the base rate set by China People’s Bank and is not in consistent with China People’s Bank’s base interest and floating rate. The Court has temporarily frozen the land and real property of the Wonder Fruit that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by Wonder Fruit for its business. Wonder Fruit is currently in discussions with the Suizhong Branch on repayment of the bank loan and a reduction of the interest due thereon.

From time to time we may be a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

10.	RELATED PARTY TRANSACTION

Sales

The company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. (“Fullmart”) for approximately $360,184 and $1,255,393 for the year ended December 31, 2016 and 2015, respectively. The sales to this related party were consistent with pricing and terms offered to third parties. The remained accounts receivable balances were $308,304 and $441,253 as of December 31, 2016 and 2015, respectively. Fullmart is a company indirectly owned by a member of our Board of Directors, Mr. Yongke Xue.

Long-term loan – related party

There were no short-term loans to a related party as of December 31, 2016.

On February 18, 2013, SkyPeople (China) entered into a loan agreement with SkyPeople International Holdings Group Limited (the “Lender”). The Lender indirectly holds 50.2% interest in the Company. Mr. Yongke Xue (“Y. K. Xue”), then the Chairman and Chief Executive Officer (“CEO”) of the Company and currently a Member of the Company’s Board of Directors (the “Board”) and Mr. Hongke Xue, our Chairman and CEO, indirectly and beneficially own 80.0% and 9.4% of the equity interest in the Lender, respectively. Pursuant to the Agreement, the Lender agreed to extend to the Company a one-year unsecured term loan with a principal amount of $8.0 million at an interest rate of 6% per annum. During 2013, the Company received $8.0 million from the Lender. In February 2014, both parties extended this loan for another two years under the original terms of the agreement.

On October 16, 2015, the Company entered into a Share Purchase Agreement with the Lender to sell 5,321,600 shares of the common stock of the Company at the price of $7,982,400, and which was paid by cancellation of the loan by the Lender. On March 10, 2016, the Lender canceled the loan and the shares were issued to the Lender.

11.	INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the year ended December 31, 2016 and 2015. The effective income tax rate for the Company for both of the years ended December 31, 2016 and 2015 were negative 44% and 54%, respectively. Some of our subsidiaries generated income and we accrued income tax according to the Chinese corporate income tax rate, but some had a loss and no tax provision was made.

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

The reconciliation of income tax expense at the U.S. statutory rate of 35% in 2016 and 2015, to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2016	2015

Expected income tax expenses at U.S. statutory rate	$--	$2,769,970
Tax rate difference between China and U.S.	(325,658)	(791,420)
Change in Valuation Allowance	195,934	373,587
Permanent difference	1,731,691	1,915,213
Income tax expense at effective tax rate	$1,601,967	$4,267,350

The provisions for income taxes are summarized as follows:

	Year ended December 31,
	2016	2015
Current	$2,442,904	$5,182,854
Deferred	(840,937)	(915,504)
Total	$1,601,967	$4,267,350

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2016 and 2015 are as follows:

	Year ended December 31,
	2016	2015
Net operating loss carry forward	$3,973,803	$2,810,336
Inventory markdown	-	14,468
Bad debt provision	-	-
Accrued expenses	496,515	209,332
Startup costs	-	-
Others	-	-
	4,470,318	3,034,136
Less: valuation allowance	(903,876)	(707,942)
Deferred tax assets	$3,566,442	$2,326,194

12.	CONCENTRATIONS

There was no customer who accounted for 10% of the Company’s sales for the year ended December 31, 2016. There was one customer who accounted for 10% of the Company’s sales for the year ended December 31, 2015. Sales to our five largest customers accounted for approximately 18% and 36% of our net sales during the years ended December 31, 2016 and 2015, respectively.

One supplier accounted for 62% and 66% of our purchases for the year ended December 31, 2016 and 2015, respectively. There was no other single supplier representing 10% of purchases during both years.

13.	SHARE SPLIT

On March 10, 2016, the Company filed with the Florida Secretary of State’s office an amendment to its Articles of Incorporation. As a result of the Articles of Amendment, the Company authorized and approved an 1-for-8 reverse stock split of the Company’s authorized shares of common stock from 66,666,666 shares to 8,333,333 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The common stock continues to have a par value of $0.001. No changes were made to the number of authorized preferred shares of the Company, which remains as 10,000,000, none of which have been issued. The amendment to the Articles of Incorporation of the Company took effect on March 16, 2016.

14.	TRANSFER OF SHARES

On March 11, 2016, SkyPeople Juice International Holding (HK) Limited (the “SkyPeople HK”), a wholly owned subsidiary of SkyPeople Fruit Juice, Inc. (the “Company”) and a 99.78% owner of SkyPeople Juice Group Co., Ltd. (“SkyPeople China”) entered into a Share Transfer Agreement and a Capital Contribution (the “Agreements”) with Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd. (the “TSD”), a limited liability corporation registered in China.

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

Pursuant to the Agreements, TSD shall acquire 112,809,100 shares of SkyPeople China from SkyPeople HK and shall make a total capital contribution RMB 131,761,028.80 (approximately $20,270,928) to SkyPeople China, which is calculated based upon 8 times of SkyPeople China’s net profit per share for 2014 (about RMB 0.146 per share) multiplied by 112,809,100 shares. RMB 112,809,100 out of the RMB 131,761,028.80 (the “Capital Contributions”) shall be used as payment for outstanding capital contribution due to SkyPeople China by SkyPeople HK and the remaining RMB 18,951,928.80 (approximately $2,915,681) shall be used as additional capital contribution to SkyPeople China and shall be deposited into SkyPeople China’s capital surplus account. On March 18, 2016, TSD paid the full Capital Contributions to SkyPeople China s and the shares were transferred, resulting in TSD owning 112,809,100 shares, or 26.36%, of SkyPeople China.

On June 15, 2016, Hedetang Holdings Co., Ltd. (the “Hedetang”), a wholly owned subsidiary of the Company, entered into a Share Transfer Agreement (the “Agreement”) with Shaanxi New Silk Road Kiwifruit Group Inc. ( “NSR”), a limited liability corporation registered in China.

Pursuant to the Agreement, NSR will acquire 51% of the equity shares of Shaanxi Guoweiduomei Beverage Co, Limited, a wholly owned subsidiary of Hedetang (the “Shares”). The tentative total transfer price for the Shares is 300 million RMB (approximately $46 million) and is subject to and will be settled according to the final price in the valuation report to be issued by an appraisal firm jointly engaged by both parties. NSR shall pay the total transfer price to Hedetang within six months of the effective date of the Agreement. If NSR fails to pay the total transfer price within six months due to the delay of the approval process from the local authority, NSR can receive a payment extension for up to twelve months from the effective date of the Agreement upon the negotiation and agreement by the parties. Because NSR is a state-owned enterprise in China and its investment needs to be approved by a higher level administrative authority in China, NSR has the right to terminate the Agreement unilaterally if it fails to receive the approval from such administrative authority within twelve months from the date of this Agreement.

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

15.	DEPOSITS

As of December 31, 2016, the balance of deposits was $103,789,865, which mainly consisted of a deposit of approximately $30 million for the purchase of a kiwi orchard in Mei County, approximately $37.4 million for the leasing fee for the kiwifruits orchard in Mei County and approximately $24 million for the leasing fee for the orange orchard in Yidu city.

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

On August 3, 2016, Shaanxi Guoweimei Kiwi Deep Processing Company, an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 20,000 mu (approximately 3,300 square acres) of kiwifruits orchard located in Mei County, Shaanxi Province, with the Di’erpo Committe of Jinqu Village, Mei County, Shaanxi for a term of 30 years, from August 5, 2016 to August 4, 2046. The annual leasing fee is RMB 1,250 (approximately $189) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016, 2026 and 2036. The Company made a payment of RMB 250 million (approximately $37.4 million) for the first 10 years’ leasing fees on August 15, 2016, which is recorded as deposits in the Company’s balance sheet.

On August 15, 2016, Hedetang Agricultural Plantations (Yidu) Co., Ltd., an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 8000 mu (approximately 1,320 square acres) of orange orchard located in city of Yidu, Hubei Province, with the Yidu Sichang Farmers Association, Hubei Province, for a term of 20 years, from September 22, 2016 to September 21, 2036. The annual leasing fee is RMB 2,000 (approximately $306) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016 and 2026. The Company made a payment of RMB 160 million (approximately $24.0 million) for the first 10 years’ of leasing fees on September 20, 2016, which is recorded as deposits in the Company’s balance sheet.

16.	DISCONTINUED OPERATIONS

The Company’s Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses in the three fiscal years prior to 2016 and its cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Huludao in December 2016, and ceased the depreciation of the property in accordance with SFAS No. 144. In fiscal year 2016, the Company recorded an impairment loss of $2.4 million with respect to the concentrated fruit juice production equipment in Huludao Wonder. In accordance with the restructuring plan, the Company intends to transfer the concentrated fruit juice production equipment in Huludao Wonder to another subsidiary and sell the land and facilities upon favorable circumstances. As the Company does not expect to sell the assets of Huludao Wonder in near future, the assets are not recorded as assets held for sale as of December 31, 2016. The book value of the land usage right was $4,394,708 and the book value of the building was $15,477,389 as of December 31, 2016. The Company believe the assets’ book value was lower than its fair value, less the cost to sell.

There was an outstanding bank loan of $5.99 million from Huludao Wonder. Huludao Wonder had a dispute of interest rate on this loan with the bank, and stopped payment of interest on this loan during 2016. The bank sued Huludao Wonder and asked Huludao Wonder to pay back the loan premium and the outstanding interest. The Company expects to pay back the outstanding premium and interest of this loan after the assets are sold.

During the process of winding down the Company’s operation in Huludao, the Company incurred general and administrative expenses of approximately $2,727,359 during 2016.

Loss from discontinued operations for fiscal 2016 and 2015 was as follows:

	December 31,	December 31,
	2016	2015

REVENUES	$14,972	$-
COST OF SALES	1,613,661	-
GROSS PROFIT (LOSS)	(1,598,688)	-

OPERATING EXPENSES:
General and administrative	(2,727,359)	-
Selling expenses	-	-
Total	(2,727,359)	-

OTHER INCOME (EXPENSE)
Interest expense	(459,753)	-
Interest income	284	-
Total	(459,468)	-
(Loss) Income from discontinued operations before income tax	(459,468)	-
Income tax provision	-	-

LOSS FROM DISCONTINUED OPERATIONS	$(4,785,187)	$-

The loss from discontinued operations was $4,785,187 for fiscal year 2016. The Company does not provide a separate cash flow statement for the discontinued operation. The loss from discontinued operations was deemed as cash outflow from operating activities of the discontinued operation. The impact of this discontinued operation was immaterial, because the total revenues for fiscal years 2016 and 2015 were approximately $34.41 million and $580.89 million, respectively. The Company believes there will not be any future significant cash flows from the discontinued operation, as the outstanding accounts receivable and accounts payable are immaterial to the Company’s financial position and liquidity.

17.	SEGMENT REPORTING

The Company operates in five segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages, and others. Our concentrated apple juice and apple aroma is primarily produced by the Company’s Huludao Wonder factory and concentrated pear juice is primarily produced by the Company’s Jiangyang factory. However, the Company uses the same production line to manufacture concentrated apple juice and concentrated pear juice. In addition, both Shaanxi Province, where the factory of Jianyang factory is located, and Liaoning Province, where the factory of Huludao Wonder is located, are rich in fresh apple and pear supplies. Jinagyang factory also produces concentrated apple juice and Huludao Wonder factory also produces concentrated pear juice when necessary. Concentrated kiwifruit juice and kiwifruit puree is primarily produced by the Company’s Qiyiwangguo factory, and fruit juice beverages are primarily produced by the Company’s Qiyiwangguo factory. The Company’s other products include fructose, concentrated turnjujube juice, and other by products, such as kiwifruit seeds.

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

(In Thousand) For the Year Ended December 31, 2016	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Others	Total
Reportable segment Revenue	$8,855	$790	$11,503	$21,767	$2,000	$44,915
Inter-segment revenue	(1,147)	(65)	(2,241)	6,999)	(56)	(10,508)
Revenue from external Customers	7,708	725	9,262	14,768	1,944	34,407
Segment gross profit	$1,985	$62	$2,101	$4,692	$333	$9,173

(In Thousand) For the Year Ended December 31, 2015	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Others	Total
Reportable segment Revenue	$19,835	$17,797	$13,624	$99,718	$1	$150,975
Inter-segment revenue	(28)	(8,594)	(198)	(55,714)	-	(64,535)
Revenue from external Customers	19,806	$9,203	$13,426	$44,004	$1	$86,440
Segment gross profit	$1,635	$1,544	$4,764	$18,181	$1	$26,125

The following table reconciles reportable segment profit to the Company’s consolidated income before income tax provision for the years ended December 31, 2016 and 2015:

	2016	2015
Segment profit	$9,173,472	$26,124,801
Unallocated amounts:
Operating expenses	(6,942,370)	(15,880,734)
Other expenses	(1,262,972)	(2,329,867)
Income before tax provision	$968,131	$7,914,200

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

18.	COMMITMENTS AND CONTINGENCIES

Litigation

In April 2015, China Cinda Asset Management Co., Ltd. Shaanxi Branch (“Cinda Shaanxi Branch”) filed two enforcement proceedings with Xi’an Intermediate People’s Court against the Company for alleged defaults pursuant to guarantees by the Company to its suppliers for a total amount of RMB 39,596,250, or approximately $6.1 million.

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

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay a 40 million RMB (approximately $6.35 million) bank loan, plus interest. The loan became due on its maturity date on December 9, 2016.  On December 19, 2016, the Court accepted the case.  The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date.  Wonder Fruit believes the interest charged by Suizhong Branch is 100% higher than the base rate set by China People’s Bank and is not in consistent with China People’s Bank’s base interest and floating rate. The Court has temporarily frozen the land and real property of the Wonder Fruit that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by Wonder Fruit for its business. Wonder Fruit is currently in discussions with the Suizhong Branch on repayment of the bank loan and a reduction of the interest due thereon.

19.	IMMATERIAL CORRECTION OF ERRORS IN PRIOR PERIOD

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

20.	SUBSEQUENT EVENTS

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

On April 12, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”), pursuant to which the Company will offer to the Purchasers, in a registered direct offering, an aggregate of 862,097 shares (the “Shares”) of common stock, par value $0.001 per share (“Common Stock”).  The Shares will be sold to the Purchasers at a negotiated purchase price of $3.10 per share, for aggregate gross proceeds to the Company of $2,672,500, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.  The Shares are being offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 3, 2015, amended on February 17, 2017, and was declared effective on February 23, 2017 (File No. 333-206353) (the “Registration Statement”).

In a concurrent private placement, the Company is also issuing to the each of the Purchasers a warrant to purchase one (1) share of the Company’s Common Stock for each share purchased under the Purchase Agreement, pursuant to that certain Common Stock Purchase Warrant, by and between the Company and each Purchaser (each, a “Warrant”, and collectively, the “Warrants”).  The Warrants will be exercisable beginning on the six month anniversary of the date of issuance at an initial exercise price of $5.20 per share and will expire on the five and a half year anniversary of the date of issuance.

The Warrants and the shares of the Company’s Common Stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s Registration Statement, and are instead being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act.  Each Purchaser is either (i) an “accredited investor” as defined in Rule 501(a)(1), (a)(2), (a)(3), (a)(7) or (a)(8) under the Securities Act or (ii) a “qualified institutional buyer” as defined in Rule 144A(a) under the Securities Act. Each Purchaser, either alone or together with its representatives, has enough knowledge and experience to be considered a sophisticated investor, has access to the type of information normally provided in a prospectus for a registered securities offering, and has agreed not to resell or distribute the Warrants or the Warrant Shares to the public except pursuant to sales registered or exempted under the Securities Act.

In connection with the private placement and in accordance with the Purchase Agreement, the Company is required to file a registration statement on Form S-1 within 45 calendar days after the date of the Purchase Agreement to provide for the resale of the Warrant Shares.

Rodman & Renshaw, a unit of H.C. Wainwright & Co., is serving as our placement agent in connection with the offering under the Purchase Agreement and will receive warrants to purchase our Common Stock in an amount equal to 4% of our Shares sold to the Purchasers in the offering on substantially the same terms as the Warrants, with an initial exercise price of $5.20 per share, except that the termination date shall be April 12, 2022 and the warrants shall have certain transfer restrictions pursuant to FINRA Rule 5110 (the “Placement Agent Warrants”).

The Warrants will be issued as individual warrant agreements to investors, and the Placement Agent Warrants will be issued as an individual warrant agreement to the placement agent.

Per the terms of the Purchase Agreement, the Company has agreed with the Purchasers to the following: (i) that subject to certain exceptions, the Company will not, within the ninety day period immediately following the closing of the offering, enter into any agreement to issue or announce the issuance or proposed issuance of any securities; (ii) the Company will not, during the period in which the Warrants are outstanding, enter into an agreement to effect a “Variable Rate Transaction,” as that term is defined in the Purchase Agreement; and (iii) until the one-year anniversary of the closing of the offering, the Company will not undertake a reverse or forward stock split or reclassification of the Common Stock without the prior written consent of the Purchasers holding a majority in interest of the Shares then outstanding and still held by them, subject to certain exceptions.

The Company also agreed to indemnify each of the Purchasers against certain losses resulting from its breach of any representations, warranties or covenants under agreements with each of the Purchasers, as well as under certain other circumstances described in the Purchase Agreement.

