Form 10-Q
period 2017-03-31
SkyPeople Fruit Juice, Inc
filed 2017-05-16
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Class	Outstanding at May 12, 2017
Common Stock, $0.001 par value per share	5,173,187

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SKYPEOPLE FRUIT JUICE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited )

	March 31,	December 31,
	2017	2016

CURRENT ASSETS
Cash and cash equivalents	$2,459,424	$1,143,585
Accounts receivable, net of allowance of $4,843,809 as of March 31, 2017 and December 31, 2016, respectively	5,863,873	7,325,773
Other receivables	29,830,980	28,417,194
Inventories	2,818,225	3,041,300
Deferred tax assets	3,566,442	3,566,442
Advances to suppliers and other current assets	57,167,955	58,132,189
TOTAL CURRENT ASSETS	101,706,899	101,626,483

PROPERTY, PLANT AND EQUIPMENT, NET	82,298,162	81,523,569
LAND USE RIGHT, NET	31,888,862	31,854,360
LONG TERM ASSETS	2,804,632	2,789,390
DEPOSITS	44,213,325	43,867,228
TOTAL ASSETS	$262,911,880	$261,661,030

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$17,391,177	$16,569,988
Accrued expenses	27,443,847	27,449,664
Income tax payable	3,623,076	3,590,084
Advances from customers	4,149	696
Short-term bank loans	29,524,734	29,364,279
TOTAL CURRENT LIABILITIES	77,986,983	76,974,711

NON-CURRENT LIABILITIES	-
Obligations under capital leases	16,585,674	14,494,003
TOTAL NON-CURRENT LIABILITIES	16,585,674	14,494,003
TOTAL LIABILITIES	94,572,657	91,468,714

EQUITY

SkyPeople Fruit Juice, Inc, Stockholders’ equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value; 8,333,333 shares authorized; 4,311,090 and 4,061,090 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	4,311	4,061
Additional paid-in capital	108,732,710	105,366,887
Retained earnings	97,587,103	100,237,011
Accumulated other comprehensive loss	(73,341,154)	(70,579,747)
Total SkyPeople Fruit Juice, Inc. stockholders’ equity	132,982,970	135,028,212
Non-controlling interests	35,356,253	35,164,104
TOTAL EQUITY	168,339,223	170,192,316
TOTAL LIABILITIES AND EQUITY	$262,911,880	$261,661,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three month Ended March 31,
	2017	2016
Revenue	$2,958,834	$5,436,308
Cost of goods sold	2,424,220	5,393,484
Gross profit	534,614	42,824

Operating Expenses
General and administrative expenses	2,855,329	679,944
Selling expenses	194,879	861,140
Total operating expenses	3,050,208	1,541,084

Loss from operations	(2,515,594)	(1,498,260)

Other income (expenses)
Interest income	1,040	131,024
Subsidy income	-	531,445
Interest expenses	(30,796)	(208,665)
Consulting fee related to capital lease	172,147	(9,159)
Total other income (expenses)	142,391	444,645

Loss from Continuing Operations before Income Tax	(2,373,203)	(1,053,615)
Income tax provision	61,422	-
Loss from Continuing Operations before Minority Interest	(2,434,625)	(1,053,615)

Less: Net income attributable to non-controlling interests	(166,598)	(12,465)

Loss from Continuing Operations	(2,601,223)	$(1,066,080)

Discontinued Operations (Note 11)
Loss from discontinued operations	(48,685)	-
NET LOSS ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC. STOCKHOLDERS	$(2,649,908)	$(1,066,080)

Other comprehensive income (loss)
Foreign currency translation adjustment	626,056	$20,698,646
Comprehensive income	(1,857,254)	19,645,031
Comprehensive expense attributable to non-controlling interests	$(124,897)	$(4,997,409)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC. STOCKHOLDERS	(1,982,151)	14,647,622
Loss per share:
Basic loss per share from continued operations	(0.63)	(0.30)
Basic loss per share from discontinued operations	(0.01)	-
Basic loss per share from net income	(0.64)	(0.30)
Diluted Loss per share:
Diluted loss per share from continued operations	(0.62)	(0.30)
Diluted loss per share from discontinued operations	(0.01)	-
Diluted loss per share from net income	(0.63)	(0.30)
Weighted average number of shares outstanding
Basic	4,147,201	3,548,183
Diluted	4,209,701	3,548,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,649,908)	$(1,066,080)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	798,511	2,745,539
Deferred income tax assets	-	(11,666)
Provisions provided for bad debt expenses	(4,503)	-
Changes in operating assets and liabilities	-
Accounts receivable	1,509,312	(1,852,548)
Other receivable	(1,437,626)	(2,572,743)
Advances to suppliers and other current assets	624,779	3,135,265
Inventories	240,154	(836,764)
Accounts payable	313,214	4,200,224
Accrued expenses	695,701)	(989,025)
Income tax payable	(737,480)	(3,473,175)
Advances from customers	3,455	1,116,238
Net cash (used in) provided by operating activities	(644,391)	395,265

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	-	(2,527,423)
Prepayment for other assets	-	(257,189)
Prepayments for deposit on equipment	(106,597)	-
Net cash used in investing activities	(106,597)	(2,784,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock	-	16,641,394
Repayment from related party loan	(31,565)	(1,233,968)
Proceeds (repayments) long term debt	2,016,329
Payment for capital lease	-	(11,391,267)
Net cash provided by financing activities	1,984,764	4,016,159

Effect of change in exchange rate	82,063	8,427,051

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,315,839	10,053,863
Cash and cash equivalents, beginning of period	1,143,585	50,006,914
Cash and cash equivalents, end of period	$2,459,424	$60,060,777

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$30,796	$208,665
Cash paid for income taxes	$61,422	$1,259,559

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$106,597	$2,342,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYPEOPLE FRUIT JUICE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows for the periods ended March 31, 2017 and 2016. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2017. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2016 as included in our Annual Report on Form 10-K.

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

Organizational Structure

Current organizational structure is set forth in the diagram below:

(1)	Xi’an Qinmei Food Co., Ltd., an entity not affiliated with the Company, owns the remaining 8.85% of the equity interest in Shaanxi Qiyiwangguo.
(2)	Formerly known as Shaanxi Tianren Organic Food Co. Ltd.
(3)	Hedetang Foods Industry (Yidu) Co., Ltd., formerly known as SkyPeople Juice Group Yidu Orange Products Co., Ltd., was established on March 13, 2012. Its scope of business includes deep processing and sales of oranges.
(4)	Hedetang Agricultural Plantations (Yidu) Co., Ltd., formerly known as Hedetang Fruit Juice Beverages (Yidu) Co., Ltd., was established on March 13, 2012. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, farm products; fresh fruit picking; research, training and promotion of planting and breeding technology.
(5)	SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. was established on April 26, 2012. Its scope of business includes the initial processing, quick-frozen and sales of agricultural products and related by-products.
(6)	Hedetang Farm Products Trading Market (Mei County) Co., Ltd., formerly known as SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. (“Kiwi Fruit & Farm Products”) was established on April 19, 2013. Its scope of business includes preliminary processing of agricultural and subsidiary products, establishment of trading market for agriculture products, and similar activities.
(7)	Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. was established on April 19, 2013. Its scope of business includes producing kiwi fruit juice, kiwi puree, cider beverages, and similar products.
(8)	Xi’an Hedetang Fruit Juice Beverages Co., Ltd. (“Xi’an Hedetang”) was established on March 31, 2014. Its scope of business includes the production and sales of fruit juice beverages.
(9)	Xi’an Cornucopia International Co., Ltd. (“Cornucopia”) was established on July 2, 2014. Its scope of business includes the retail and wholesale of pre-packaged food.
(10)	Shaanxi Fruitee Fun Co., Ltd. (“Fruitee Fun”) was established on July 3, 2014. Its scope of business includes retail and wholesale of pre-packaged food. Shaanxi Fruitee Fun Co., Ltd. (also known as Shaanxi Guoweiduomei Beverage Co., Limited) changed its name to Hedetang Foods Industry (Xi’an) Co., Ltd. (“Foods Industry Xi’an”) on July 5, 2016.

(11)	Hedetang Holding Group Co., Ltd., formerly known as Hedetang Holding Co., Ltd. (“Hedetang Holding”) was established on July 21, 2014. Its scope of business includes corporate investment consulting, corporate management consulting, corporate imagine design and corporative marketing planning.
(12)	The Company acquired Huludao Wonder Co. Ltd. (“Huludao”) on June 10, 2008. Its scope of business mainly includes the manufacture and sale of concentrated fruit juice and fruit juice beverages.
(13)	The Company acquired Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) on November 25, 2009. Its scope of business mainly includes the manufacture of concentrated fruit juice.
(14)	Hedetang Foods Industry (Jingyang) Co., Ltd. was established on June 7, 2016. Its scope of business includes processing, storage and sales of farm products, fruits, tea and snacks; research and promotion of processing technology of organic agriculture, fruit industry and agricultural products.
(15)	Hedetang Farm Products Trading Market (Yidu) Co., Ltd. was established on March 23, 2016. Its scope of business includes construction, operation, and property management of a farm products trading market; e-commerce service of farm products; and construction and operation management of e-commerce information platform.
(16)	Xi’an Hedetang E-Commerce Co., Ltd. was established on April 21, 2016. Its scope of business includes online sales of pre-packaged foods and bulk foods.
(17)	The company acquired Hedetang Foods (China) Co., Ltd. (“Hedetang Foods China”) on May 18, 2016 through the acquisition of Belking Foods Holdings Group Co., Ltd., the 100% indirect shareholder of Hedetang Foods China, on the same date. The scope of business of Hedetang Foods China includes wholesale and retail of foods and beverages; import and export trade of fruit, vegetables, dried fruit; packaging; logistics and distribution; online sales; and business management consulting services.
(18)	Hedetang Agricultural Plantations (Mei County) Co., Ltd. was established on September 2nd, 2016. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, Chinese herbal medicine, farm products; fresh fruit picking; research, training and promotion of planting and breeding technology, development and training of E-commerce and online sales of agricultural and sideline products.
(19)	Hedetang Foods Industry (Zhouzhi) Co., Ltd. was established on November 29, 2016. Its scope of business includes production, processing and sales of f kiwifruit wine, juice, puree and beverages; the storage and sales of fresh fruits; and import and export of a variety of products and technology.
(20)	Future World Trading (Hong Kong) Limited (“Future World Trading (HK)”) was established on July 27, 2016, formerly known asSkyPeople International Trading (HK) Limited. It mainly engages in the import and export of food products.
(21)	Xi’an RiYing Financial Management Co. Ltd (“Xi’an RiYing”) was established on January 21, 2014. The primary scope of its business includes financing consulting for NEEQ listed companies, M&A and reorganization planning, strategic planning for enterprise development, industrial competition analysis, financial tax planning, equity incentive system and market value management.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of SkyPeople (China), Hedetang Food (China), Hedetang Holding, Huludao Wonder, Xi’an Cornucopia, Xi’an Hedetang Juice Beverages, Yingkou, Shaanxi Qiyiwangguo, Hedetang E-commerce, SkyPeople Suizhong, Agricultural Plantation Mei Counting, Food Industry Yidu, Food Industry Jingyang, Guo Wei Mei, Agriculture Plantation Yidu, Trading Market Yidu, Trading Market Mei County and Hedetang Plantations, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $131,980 and $92,408 for the three months ended March 31, 2017 and 2016, respectively, are reported in the Condensed Consolidated Statements of Comprehensive Income (Expense) as a component of selling expenses.

Earnings (loss) per share

The Company adopted ASC Topic 215, Statement of Shareholder Equity. Basic Earnings Per Share (“EPS”) are computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

Recent Accounting Pronouncements

In January 2017, the FASB issued a new accounting standard update on simplifying the accounting for goodwill impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This guidance will be effective for interim or annual goodwill impairment tests in fiscal years beginning after December 15, 2019 and will be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. We are evaluating the impact of adopting this amendment to our consolidated financial statements.

There were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2017 compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that are of significance or potential significance to us.

3.	Inventories

Inventories by major categories are summarized as follows:

	March 31, 2017 (Unaudited)	December 31, 2016 (Audited)

Raw materials and packaging	$2,206,647	$1,107,857
Finished goods	611,578	1,933,443
Inventories	$2,818,225	$3,041,300

4.	Related Party Transaction

Sales to related party

The Company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. (“Fullmart”), for approximately $31,417 and $0 for the three months ended March 31, 2017 and March 31, 2016, respectively. The accounts receivable balances were approximately $346,676 and $308,304 as of March 31, 2017 and December 31, 2016, respectively. Fullmart is a company indirectly owned by a member of our Board of Directors (and former Chairman and Chief Executive Officer), Mr. Yongke Xue.

Long-term Loan – Related Party

There were no short-term loans to a related party as of each of March 31, 2017 and 2016.

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

Sales to our five largest customers accounted for approximately 33% and 53% of our net sales during the three months ended March 31, 2017 and 2016, respectively. There was no single customer representing over 10% of total sales for the three months ended March 31, 2017 and March 31, 2016, respectively.

(2)	Concentration of suppliers

Two suppliers accounted for 74% and 97% of our purchases for the three months ended March 31, 2017 and 2016, respectively. Our top supplier accounted for 74% of our purchases for the three months ended March 31, 2017, and our top supplier accounted for 96% of our purchases for the three months ended March 31, 2016.

6.	Issuance of common stock and warrants

On March 29, 2017, the Company issued 250,000 shares of the Company’s unrestricted common stock to six of the Company’s employees pursuant to our Omnibus Equity Plan, which was approved by the Company’s shareholders at the annual stockholders meeting on November 19, 2015. The Company recorded an expense of $250 in the first quarter of fiscal 2017 under the Omnibus Equity Plan, reflecting a par value of $0.01 per share of the Company’s common stock.

The Company’s the Omnibus Equity Plan permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 250,000 shares of Common Stock.

On February 28, 2017, the Company issued an option to purchase 62,500 shares of the Company’s common stock with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2011 Stock Incentive Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant to three of the Company’s employees pursuant to the 2011 Stock Incentive Plan, which was approved by the Company’s shareholders at annual stockholders meeting on August 18, 2011. These options vested immediately on the grant date with a fair market value of $223,375 based on the fair value of $3.57 per share, which was determined by using the Black Scholes option pricing model. The Company recognized stock-based compensation expense of $223,375 in the first quarter of fiscal 2017 under the 2011 Stock Incentive Plan.

7.	Share split

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

8.	Transfer of shares

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

On June 15, 2016, Hedetang Holdings Co., Ltd. (the “Hedetang”), a wholly owned subsidiary of the Company, entered into a Share Transfer Agreement (the “Agreement”) with Shaanxi New Silk Road Kiwifruit Group Inc. ( “NSR”), a limited liability corporation registered in China. Pursuant to the Agreement, NSR was to acquire 51% of the equity shares of Shaanxi Guoweiduomei Beverage Co, Limited, a wholly owned subsidiary of Hedetang (the “Shares”). The tentative total transfer price for the Shares was 300 million RMB (approximately $46 million). NSR was to pay the total transfer price to Hedetang within six months of the effective date of the Agreement.

On July 5, 2016, Hedetang completed the registration of 51% of its shares in Shaanxi Guoweiduomei Beverage Co., Limited under the name of NSR with China’s State Administration for Industry and Commerce. Pursuant to the terms of the Agreement, the transferred shares were still under the control of Hedetang until it receives full payment from NSR. On January 20, 2017, the Company’s Board of Directors approved the termination of the Agreement with NSR because the local government authority had not approved the transaction contemplated thereby and the Company had not received the required payment within six months of the effective date of the Agreement. On January 26, 2017, Hedetang executed a Termination Agreement for the Share Transfer Agreement with NSR. Pursuant to the Termination Agreement, Hedetang agreed not to claim any compensation or penalty against NSR under the Agreement and NSR agreed to cooperate with Hedetang to complete the process to transfer share ownership back to the Hedetang within 60 days of the date of the Termination Agreement. On March 15, 2017, NSR transferred back the share ownership to Hedetang.

9.	Other Receivables

As of March 31, 2017, the balance of other receivables was $29,830,980, which mainly consisted of a deposit of approximately $29 million for the purchase of a kiwi orchard in Mei County.

In April 2016, the Company signed a letter of intent with Mei County Kiwifruits Investment and Development Corporation to purchase 833.5 mu (approximately 137.3 acres) of kiwifruits orchard in Mei County. The purchase price will be determined by a third party valuation company appointed by both parties. As of the date of this report, the valuation has not been completed. The Company paid RMB 200 million (approximately $29 million) as a deposit (“Deposit”) in the second quarter of 2016. The purchase is subject to government approval, approval by the Company’s Board of Directors and definitive agreement negotiated and signed by the parties. Pursuant to the letter of intent, the Deposit shall be returned to the Company within 10 working days upon the request of the Company if the kiwifruits orchard cannot be transferred to the Company according to the schedule. The Company expects to complete the purchase process in the third quarter of 2017. As the transaction has not been completed, the Company recorded this deposit as other receivables in its balance sheet.

10.	Advances to suppliers and other current assets

As of March 31, 2017, the balance of advances to suppliers and other current assets was $57,167,955, which mainly consisted of approximately $34.7 million for the leasing fee for the kiwifruits orchard in Mei County and approximately $21.8 million for the leasing fee for the orange orchard in Yidu city.

On August 3, 2016, Shaanxi Guoweimei Kiwi Deep Processing Company, an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 20,000 mu (approximately 3,292 acres) of kiwifruits orchard located in Mei County, Shaanxi Province, with the Di’ErPo Committee of Jinqu Village, Mei County, Shaanxi for a term of 30 years, from August 5, 2016 to August 4, 2046. The annual leasing fee is RMB 1,250 (approximately $189) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016, 2026 and 2036. The Company made a payment of RMB 250 million (approximately $36.2 million) for the first 10 years’ leasing fees on August 15, 2016, which is recorded as advances to suppliers and other current assets in the Company’s balance sheet. The Company had amortized $1.5 million as expenses as of March 31, 2017.

On August 15, 2016, Hedetang Agricultural Plantations (Yidu) Co., Ltd., an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 8000 mu (approximately 1,317 acres) of orange orchard located in city of Yidu, Hubei Province, with the Yidu Sichang Farmers Association, Hubei Province, for a term of 20 years, from September 22, 2016 to September 21, 2036. The annual leasing fee is RMB 2,000 (approximately $306) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016 and 2026. The Company made a payment of RMB 160 million (approximately $23.2 million) for the first 10 years’ of leasing fees on September 20, 2016, which is recorded as deposits in the Company’s balance sheet. The Company had amortized $1.4 million as expenses as of March 31, 2017

11.	Discontinued Operation

The Company’s Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses in the three fiscal years prior to 2016 and its cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operating results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Huludao in December 2016, and ceased the depreciation of the property in accordance with SFAS No. 144. In fiscal year 2016, the Company recorded an impairment loss of $2.4 million with respect to the concentrated fruit juice production equipment in Huludao Wonder. In accordance with the restructuring plan, the Company intends to transfer the concentrated fruit juice production equipment in Huludao Wonder to another subsidiary and sell the land and facilities upon favorable circumstances. As the Company does not expect to sell the assets of Huludao Wonder in the near future, the assets were not recorded as assets held for sale as of March 31, 2017. The book value of the land usage right was $4,804,167 and the book value of the building was $15,561,962 as of March 31, 2017. The Company believes that the assets’ book value was lower than its fair value, less the cost to sell.

As of March 31, 2017, there was an outstanding bank loan of $5.80 million owed by Huludao Wonder to a lending bank. Huludao Wonder has disputed the interest rate on this loan with the bank, and stopped payment of interest on this loan during 2016. The bank sued Huludao Wonder and asked Huludao Wonder to pay back the loan principal and the outstanding interest. As of the date of this report, the Company has not yet reached an agreement with the bank. The Company expects to pay back the outstanding principal and interest of this loan after the assets are sold.

During the process of winding down the Company’s operation in Huludao Wonder, the Company incurred general and administrative expenses of approximately $48,685 during the first quarter of 2017.

Loss from discontinued operations for the three months ended March 31, 2017 and 2016 was as follows:

	March 31,	March 31,
	2017 (Unaudited)	2016 (Unaudited)

REVENUES	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES:
General and administrative	(48,685)	-
Selling expenses	-	-
Total	(48,685)	-

OTHER INCOME (EXPENSE)
Interest expense	-	-
Interest income	-	-
Total	(48,685)	-
Loss from discontinued operations before income tax	-	-
Income tax provision	-	-

LOSS FROM DISCONTINUED OPERATIONS	$(48,685)	$-

The loss from discontinued operations was $48,685 for the first quarter of 2017. The Company does not provide a separate cash flow statement for the discontinued operation. The loss from discontinued operations was deemed as cash outflow from operating activities of the discontinued operation. The impact of this discontinued operation was considered immaterial, when compared with the total revenues for the first quarter of fiscal years 2017 and 2016, which were approximately $2.96 million and $5.44 million, respectively. The Company believes there will not be any future significant cash flows from the discontinued operation, as the outstanding accounts receivable and accounts payable are immaterial to the Company’s financial position and liquidity.

12.	Segment Reporting

The Company operates in six segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages, fresh fruits and vegetables, and others. Our concentrated apple juice and apple aroma was primarily produced by the Company’s Huludao Wonder factory and Yingkou factory. In the three fiscal years ended December 31, 2016, Huludao Wonder factory suffered continued operating losses and its cash flows were minimal. Thus, in December 2016, we established a restructuring plan to close the Hudludao Wonder operation, and concentrated pear juice is now primarily produced by the Company’s Jiangyang factory. However, the production line in Jiangyang factory can manufacture both concentrated apple juice and concentrated pear juice, and Shaanxi Province, where Jianyang factory is located, is rich in fresh apple and pear supplies. Jinagyang factory also produces concentrated apple juice when necessary. Concentrated kiwifruit juice and kiwifruit puree is primarily produced by the Company’s Qiyiwangguo factory, and fruit juice beverages is primarily produced by the Company’s Qiyiwangguo factory. The Company’s other products include fructose, concentrated turnjujube juice, and other by products, such as kiwifruit seeds.

Concentrated fruit juice is used as a basic ingredient for manufacturing juice drinks and as an additive to fruit wine and fruit jam, cosmetics and medicines. The Company sells its concentrated fruit juice to domestic customers and exported directly or via distributors. The Company’s main export markets are the United States, the European Union, South Korea, Russia and the Middle East. The Company sells its Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. The Company sells its fresh fruit and vegetables to supermarkets and whole sellers in the PRC.

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

For the Three Months Ended March 31, 2017 (in thousands, unaudited):

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$1,238	$205	$1,493	$1,372	$-	-	$4,308
Inter-segment loss	(219)	(10)	(570)	(550)	-	-	(1,350)
Revenue from external customers	1,019	195	923	822	-	-	2,959
Segment gross profit	$29	$45	$126	$335	$-	-	$535

For the Three Months Ended March 31, 2016 (in thousands, unaudited):

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$10,473	$39	$310	$4	$-	-	$10,830
Inter-segment loss	(5,214)	(23)	(153)	(2)	-	-	(5,394)
Revenue from external customers	5,259	16	157	2	2	-	5,436
Segment gross profit (loss)	$45	$(8)	$4	$1	$1	-	$43

The following table reconciles reportable segment profit to the Company’s condensed consolidated loss before income tax provision for the three months ended March 31, 2017 and 2016:

	2017	2016
	(Unaudited)	(Unaudited)
Segment profit	$534,614	$42,824
Unallocated amounts:
Operating expenses	(2,852,033)	(1,541,084)
Other income	142,391	444,645
Loss before tax provision	$(2,175,028)	$(1,053,615)

13.	Entry into a Material Definitive Agreement.

On March 20, 2017, Hedetang Foods (China) Co. Ltd. (“Hedetang Foods (China)”) and Hedetang Farm Products Trading Market (Mei County) Co. Ltd. (“Trading Market Mei County”), two wholly-owned subsidiaries of SkyPeople Fruit Juice, Inc. (the “Company”), entered into a Cooperation Framework Agreement of the Spot Trading Company (the “Agreement”) with Xi’an Taizhan Financial Management Co., Ltd. (“Taizhan”).

Pursuant to the Agreement, Hedetang Foods (China), Trading Market Mei County and Taizhan will jointly establish a new company currently named as China Agricultural Commodity Trading Market Co., Ltd. (“China Agricultural Commodity Trading Center”) in Mei County, Shaanxi Province, China. The total registered capital for China Agricultural Commodity Trading Center will be RMB 50 million (approximately $7.35 million). Hedetang Foods (China) agreed to contribute RMB 17.50 million (approximately $2.57 million), Trading Market Mei County agreed to contribute RMB 15 million (approximately $2.21 million) and Taizhan agreed to contribute RMB 17.50 million (approximately $2.57 million) in capital contributions to China Agricultural Commodity Trading Center. All capital contributions to China Agricultural Commodity Trading Center shall be completed before March 20, 2037. Each shareholder of China Agricultural Commodity Trading Center shall be able to enjoy the profits and assume the losses of China Agricultural Commodity Trading Center based upon the percentages of their respective capital contributions. As of the date of this report, the new company has not yet been registered.

14.	Commitments and Contingencies

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

The Company has responded to the court and taken the position that the financings under the agreements are essentially loans from Cinda Shaanxi Branch to the two suppliers, and because Cinda Shaanxi Branch does not have permits to make loans in China, the agreements are invalid, void and have no legal force from inception. Therefore, the Company has no obligations to repayment the debts owed by the two suppliers to Cinda Shaanxi Branch. The proceeding is currently pending the judge’s verdict.

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay an RMB40 million (approximately $6.35 million) bank loan, plus interest. The loan became due on its maturity date on December 9, 2016. On December 19, 2016, the Court accepted the case. The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date. Wonder Fruit believes the interest charged by Suizhong Branch is 100% higher than the base rate set by China People’s Bank and is not in consistent with China People’s Bank’s base interest and floating rate. The Court has temporarily frozen the land and real property of the Wonder Fruit that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by Wonder Fruit for its business. Wonder Fruit is currently in discussions with the Suizhong Branch on repayment of the bank loan and a reduction of the interest due thereon, and the Company has not reached an agreement with the ban as of the date of this report.

From time to time we may be a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

15.	Subsequent Events

On March 30, 2017, the Company’s Board approved and adopted the Second and Restated Articles of Incorporation (the “A&R Articles”) of the Company, which were approved by shareholders holding a majority of the Company’s issued and outstanding common stock on March 31, 2017. Pursuant to the A&R Articles, the Company’s name will change to “Future FinTech Group Inc.” following the filing of the A&R Articles at least 20 days following the mailing of the Definitive Information Statement filed with the Securities and Exchange Commission (the “SEC”) on April 28, 2017 (the “Name Change”) to the Company’s shareholders. The Company expects to complete the Name Change in the second quarter of 2017.

On April 12, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”), pursuant to which the Company offered and sold to the Purchasers, in a registered direct offering, an aggregate of 862,097 shares (the “Shares”) of common stock, par value $0.001 per share (“Common Stock”). The Shares were sold to the Purchasers at a negotiated purchase price of $3.10 per share, for aggregate gross proceeds to the Company of $2,672,500, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. The Shares were offered pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the SEC on August 3, 2015, amended on February 17, 2017, and was declared effective on February 23, 2017 (File No. 333-206353) (the “Registration Statement”).

In a concurrent private placement, the Company also issued to the each of the Purchasers a warrant to purchase one (1) share of the Company’s Common Stock for each share purchased under the Purchase Agreement, pursuant to that certain Common Stock Purchase Warrant, by and between the Company and each Purchaser (each, a “Warrant”, and collectively, the “Warrants”). The Warrants will be exercisable beginning on the six month anniversary of the date of issuance at an initial exercise price of $5.20 per share and will expire on the five and a half year anniversary of the date of issuance.

The Warrants and the shares of the Company’s Common Stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s Registration Statement, and were instead offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act. Each Purchaser was either (i) an “accredited investor” as defined in Rule 501(a)(1), (a)(2), (a)(3), (a)(7) or (a)(8) under the Securities Act or (ii) a “qualified institutional buyer” as defined in Rule 144A(a) under the Securities Act.

In connection with the private placement and in accordance with the Purchase Agreement, the Company is required to file a registration statement on Form S-1 within 45 calendar days after the date of the Purchase Agreement to provide for the resale of the Warrant Shares.

Rodman & Renshaw, a unit of H.C. Wainwright & Co., served as our placement agent in connection with the offering under the Purchase Agreement and received warrants to purchase our Common Stock in an amount equal to 4% of our Shares sold to the Purchasers in the offering on substantially the same terms as the Warrants, with an initial exercise price of $5.20 per share, except that the termination date shall be April 12, 2022 and the warrants have certain transfer restrictions pursuant to FINRA Rule 5110 (the “Placement Agent Warrants”).

Per the terms of the Purchase Agreement, the Company agreed with the Purchasers to the following: (i) that subject to certain exceptions, the Company will not, within the ninety day period immediately following the closing of the offering, enter into any agreement to issue or announce the issuance or proposed issuance of any securities; (ii) the Company will not, during the period in which the Warrants are outstanding, enter into an agreement to effect a “Variable Rate Transaction,” as that term is defined in the Purchase Agreement; and (iii) until the one-year anniversary of the closing of the offering, the Company will not undertake a reverse or forward stock split or reclassification of the Common Stock without the prior written consent of the Purchasers holding a majority in interest of the Shares then outstanding and still held by them, subject to certain exceptions.

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

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and outside of the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. For the three months ended March 31, 2017, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 72%, 28% and 0% of our revenue, respectively, compared to 100%, 0% and 0% respectively, for the same period of 2016.

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

Our business is highly seasonal and can be greatly affected by weather because of the seasonal nature in the growing and harvesting of fruits and vegetables. Our core products are apple, pear and kiwifruit juice concentrates, which are produced from July or August to April of the following year. The squeezing season for (i) apples is from August to January or February; (ii) pears is from July or August until April of next year; and (iii) kiwifruit is from September through December. Typically, a substantial portion of our revenues is earned during our first and fourth quarters. To minimize the seasonality of our business, we make continued efforts in identifying new products with harvesting seasons complementary to our current product mix. Our goal is to lengthen our squeezing season, thus increasing our annual production of fruit juice concentrates and fruit beverages. Unlike fruit juice concentrates, which can only be produced during the squeezing season, our fruit beverages are made out of fruit juice concentrates and can be produced and sold in all seasons. With continuous efforts in marketing of our beverages in domestic market, we believe that our seasonality will be reduced.

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

Shaanxi and Liaoning Provinces, where our manufacturing facilities are located, are large fruit producing provinces. We own and operate four manufacturing facilities in the PRC, all of which are strategically located near fruit growing centers so that we can better preserve the freshness of the fruits and lower our transportation costs. To take advantage of economies of scale and to enhance our production efficiency, generally, each of our manufacturing facilities has a focus on products made from one particular fruit according to the proximity of such manufacturing to the sources of supply for that fruit. Our kiwifruit processing facilities are located in Zhouzhi County of Shaanxi Province, which has the largest planting area of apples and kiwifruit in the PRC. Our pear processing facilities are located in Shaanxi Province, which is the main pear-producing province in the PRC. Our apple processing facilities are located in Liaoning Province, a region that abounds with high acidity apples. As we use the same production line for concentrated apple juice and concentrated pear juice and both Shaanxi Province and Liaoning Province are rich in fresh apple and pear production, our Liaoning facilities can also produce concentrated pear juice and our Shaanxi Province facilities can also produce concentrated apple juice based on customer need. According to the data provided by the Chinese Customs, the amount of exported concentrated apple juice from China continued to drop in the past few years. As most of our concentrated apple juice was sold directly or indirectly to the international market, our two facilities in Liaoning stopped operations in the past two years. Our Huludao Wonder operation suffered continued operating losses in the three fiscal years ended December 31, 2016 and the cash flows were minimal during the same three fiscal years. Thus, in December 2016, we established a restructuring plan to close the Huludao Wonder Operation. In the first quarter of 2017, this discontinued operation reported a loss of $48,685. Our Yingkou factory in Liaoning also did not produce any concentrated apple juice in the past two years. We believe that these regions provide adequate supply of raw materials for our production needs in the foreseeable future.

On August 3, 2016, Shaanxi Guoweimei Kiwi Deep Processing Company, an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 20,000 mu (approximately 3,292 acres) of kiwifruits orchard located in Mei County, Shaanxi Province, with the Di’erpo Committe of Jinqu Village, Mei County, Shaanxi for a term of 30 years, from August 5, 2016 to August 4, 2046. On August 15, 2016, Hedetang Agricultural Plantations (Yidu) Co., Ltd., an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 8000 mu (approximately 1,317 acres) of orange orchard located in the city of Yidu, Hubei Province, with the Yidu Sichang Farmers Association, Hubei Province, for a term of 20 years, from September 22, 2016 to September 21, 2036. The Company believes that the leasing of the orchards will help ensure the quality and safety of its products and lower its costs.

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2017, we had spent approximately $18.6 million on various capital projects in Huludao Wonder and $5.4 million on projects in SkyPeople Suizhong, as described in project (1) below using the proceeds from our public offering. The following table presents the capital projects on which we currently plan to use the proceeds from this offering. We review these projects and capital expenditures on a quarterly basis based on the market conditions and associated costs of these projects.

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

The Company is responsible for the establishment, construction and financing of the project with a total investment of RMB 300 million (approximately $48 million), in fixed assets and the purchase of land use rights, while the Yidu government agreed to provide a parcel of land for the project that is approximately 280 mu (approximately 46 acres) in size located at Gaobazhou Town of Yidu for a fee payable by the Company. The consideration for transferring the land use right for the project land shall be RMB 0.3 million per mu.

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

Pursuant to the Agreement, the Company is responsible for the construction and financing of the Project with a total investment of RMB 445.6 million (approximately $71.9 million) in buildings and equipment, which also includes a fee for the land use rights for the Project land in the amount of RMB 0.3 million per mu. The Committee is responsible for financing and constructing the basic infrastructure surrounding the Project, such as the main water supply, main water drainage, natural gas, electricity, sewage, access roads to the Project, natural gas and communications networks. As of the date of this report, the Company is in the process of building fruit juice production lines, a vegetable and fruit flash freeze facility, an R&D center and an office building. The Company plans to complete the construction of these facilities in the second quarter of 2017.

As of the date of this report, Mei County National Kiwi Fruit Wholesale Trading Center has started normal operations. There are a number of enterprises operating in the trading center including 12 express delivery companies, 4 logistic companies, four on-line sales companies, two packing companies and three agriculture companies. In addition, all government departments that are relevant to the operations of the Mei County National Kiwi Fruit Wholesale Trading Center have moved into the trading center. The Company expects to complete its investment in the trading center in the second quarter of 2017, and believes that it will generate income from the trading center through various means, such as rental income from cold storage and shops, and income from logistic services.

As part of the Mei County National Kiwi Fruit Wholesale Trading Center project, on April 19, 2013, we established Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”) to engage in the business of producing kiwi fruit juice, kiwi puree, cider beverages, and related products. The estimated investment was RMB 294 million, which is a part of total investment of RMB445.6 million mentioned above. We are now building fruit juice production lines, vegetable and fruit flash freeze facility, the R&D center and office building. We plan to complete the construction in the second quarter of 2017.

Suizhong Project

On July 15, 2011, SkyPeople entered into a Letter of Intent with the People’s Government of Suizhong County, Liaoning Province, to establish a fruit and vegetable industry chain and further processing demonstration zone in Suizhong County, Liaoning Province (the “Suizhong project”).

The Suizhong project was intended to include one or more of the following: the construction and operation of fruit juice production lines, vegetable and fruit flash freeze facility, refrigeration storage facility and warehouse, a world class food safety testing center, fruit and vegetable modern supply chain and e-commerce platform, fruit and vegetable finished products processing center and exhibition center.

The Company has made partial payment to acquire land use rights from the local government, purchase equipment and build facilities. The Company is currently in the process of building up facilities and purchasing equipment. As of date of this report, the Company has finished construction of an office building, dormitory, refrigeration storage facility and warehouse. However, due to heavy competition in the concentrated apple juice business in China, our Huludao Wonder and Yingkou facilities in Liaonng have had no production in the past two years, and the construction work on Suizhong project is also currently suspended.

Letter of Intent of Purchase of Biological Assets

In April 2016, the Company signed a letter of intent with Mei County Kiwifruits Investment and Development Corporation to purchase 833.5 mu (approximately 137 acres) of kiwifruits orchard in Mei County. The purchase price will be determined by a third party valuation company appointed by both parties. As of the date of this report, the valuation has not been completed and purchase price has not been settled. The Company paid RMB 200 million (approximately $30 million) as a deposit in the second quarter of 2016. The purchase is subject to government approval, approval by the Company’s Board of Directors and definitive agreement negotiated and signed by the parties. Pursuant to the letter of intent, the Deposit shall be returned to the Company within 10 working days upon the request of the Company if the kiwifruits orchard cannot be transferred to the Company according to the schedule. The Company expects to complete the purchase process in the third quarter of 2017. This deposit was recorded as other receivables in the Company’s balance sheet as of March 31, 2017.

Leasing of Orchard

On August 3, 2016, Shaanxi Guoweimei Kiwi Deep Processing Company, an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 20,000 mu (approximately 3,292 acres) of kiwifruits orchard located in Mei County, Shaanxi Province, with the Di’erpo Committe of Jinqu Village, Mei County, Shaanxi for a term of 30 years, from August 5, 2016 to August 4, 2046. The annual leasing fee is RMB1,250 (approximately $189) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016, 2026 and 2036. The Company made a payment of RMB 250 million (approximately $37.4 million) for the first 10 years’ leasing fees on August 15, 2016, which is recorded as prepayment in the Company’s balance sheet.

On August 15, 2016, Hedetang Agricultural Plantations (Yidu) Co., Ltd., an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 8000 mu (approximately 1,317 square acres) of orange orchard located in city of Yidu, Hubei Province, with the Yidu Sichang Farmers Association, Hubei Province, for a term of 20 years, from September 22, 2016 to September 21, 2036. The annual leasing fee is RMB 2,000 (approximately $306) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016 and 2026. The Company made a payment of RMB 160 million (approximately $24.0 million) for the first 10 years’ of leasing fees on September 20, 2016, which is recorded as prepayment in the Company’s balance sheet.

Highlights during the Quarter

●	On January 20, 2017, the Company’s Board of Directors approved the termination of the Agreement with NSR because the local government authority had not approved the transaction contemplated thereby and the Company had not received the required payment within six months of the effective date of the Agreement. On January 26, 2017, Hedetang executed a Termination Agreement for the Share Transfer Agreement with NSR. Pursuant to the Termination Agreement, Hedetang agreed not to claim any compensation or penalty against NSR under the Agreement and NSR agreed to cooperate with Hedetang to complete the process to transfer share ownership back to the Hedetang within 60 days of the date of the Termination Agreement. On March 15, 2017, NSR transferred back the share ownership to Hedetang.

●	On March 1, 2017, Hedetang Foods, a wholly-owned subsidiary of the Company, signed a one-year business agreement with China Aigo O2O Technology Inc. (Beijing) and joined the latter’s Aigo Integrity Alliance. The Aigo Integrity Alliance is a smart Online to Offline (O2O) platform owned by China Aigo O2O Technology (Beijing), which is the most valued subsidiary of the Aigo Network Technology Co. The Aigo Integrity Alliance has invested heavily to build an O2O platform and developed five unique, world-leading patented technologies in the Mobile Internet arena. The Aigo Integrity Alliance is assisting Chinese companies in all industries to form a win-win model by utilizing a reward system (Patriot Points), VIP meetings, micro-media communications and a resource sharing platform. Participating companies can cooperate in an anti-counterfeit alliance and can work together to compete fairly with oversea brands. With over six million currently registered users and hundreds of millions of members anticipated in the next three years, Aigo Integrity Alliance is one of the largest free integrity platforms formed by Chinese enterprises. Hedetang Foods plans to sell its fruit juice through this platform, which will expand the Company’s distribution channels.

●

On March 13, 2017, the Board of Directors approved the acquisition of Shaanxi Quangoutong E-commerce Inc. (“Quangoutong”), an e-commerce company and a wholly owned subsidiary of SkyPeople International Holdings Group Limited, which is the major shareholder of the Company, by Future World Trading (Hong Kong) Limited’s, a wholly owned subsidiary of the Company. The relevant agreement was signed on March 16, 2017. Quangoutong owns certain permits and licenses from local governments in China to conduct certain on-line financial service businesses in China. The purchase price for Quangoutong will be nominal as it has divested itself of several of its traditional businesses and all of its assets and debts. The FinTech industry is an emerging sector that utilizes computer programs and innovative technology to support the delivery of payment and financial services. This transaction is in the process of registration with Chinese government, which is expected to be completed in the third quarter of 2017.

●	On March 13, 2017, Xi’an Hedetang E-Commerce Co., Ltd. (“Hedetang E-Commerce”), a wholly-owned subsidiary of the Company signed a one-year business agreement with the Jiangsu Nongmuren Agricultural Products (“Nongmuren”) e-commerce Platform. The Nongmuren E-Commerce Platform is a unique food quality-focused platform that integrates the Internet of Things (“IoT”), e-commerce and Internet advertising. It implements food safety supervision through the entire agricultural supply chain to ensure farm-to-table information traceability. The platform mainly works with county-level local food production and processing enterprises that produce famous specialty agricultural goods. Nongmuren anticipates having hundreds of millions of registered users in the next three years. Hedetang E-Commerce plans to sell the Company’s products through this platform, which will expand the Company’s distribution channels.

●	On March 20, 2017, Hedetang Foods and Hedetang Farm Products Trading Market (Mei County) Co. Ltd. (“Trading Market Mei County”), two wholly-owned subsidiaries of the Company, entered into a Cooperation Framework Agreement of the Spot Trading Company (the “Agreement”) with Xi’an Taizhan Financial Management Co., Ltd. (“Taizhan”). Pursuant to the Agreement, Hedetang Foods, Trading Market Mei County and Taizhan will jointly establish a new company currently named as China Agricultural Commodity Trading Market Co., Ltd. (“China Agricultural Commodity Trading Center”) in Mei County, Shaanxi Province, China. The total registered capital for China Agricultural Commodity Trading Center will be RMB 50 million (approximately $7.35 million). Hedetang Foods agreed to contribute RMB 17.50 million (approximately $2.57 million), Trading Market Mei County agreed to contribute RMB 15 million (approximately $2.21 million) and Taizhan agreed to contribute RMB 17.50 million (approximately $2.57 million) in capital contributions to China Agricultural Commodity Trading Center. All capital contributions to China Agricultural Commodity Trading Center shall be completed before March 20, 2037. Each shareholder of China Agricultural Commodity Trading Center shall be able to enjoy the profits and assume the losses of China Agricultural Commodity Trading Center based upon the percentages of their respective capital contribution. As of the date of this report, the new company has not yet been registered.

●	On March 30, 2017, the Company’s Board approved and adopted the Second and Restated Articles of Incorporation (the “A&R Articles") of the Company, which were approved by shareholders holding a majority of the Company’s issued and outstanding common stock on March 31, 2017. Pursuant to the A&R Articles, the Company’s name will change to “Future FinTech Group Inc.” following the filing of the A&R Articles at least 20 days following the mailing of the Definitive Information Statement filed with the SEC on April 28, 2017 (the “Name Change”) to the Company’s shareholders. The Company expects to complete the Name Change in the second quarter of 2017.

Results of Operations

Comparison of Three Months ended March 31, 2017 and 2016:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended March 31, 2017 and 2016, respectively (in thousands for the revenue):

	Three month ended March 31,		Change
	2017	2016	Amount	%
Concentrated apple juice and apple aroma	$1,019	$5,259	$(4,240)	(81%)
Concentrated kiwifruit juice and kiwifruit puree	195	16	179	1119%
Concentrated pear juice	923	157	766	488%
Fruit juice beverages	822	2	820	41000%
Others	-	2	(2)	(100%)
Total	$2,959	$5,436	$(2,477)	(46%)

The decrease in gross revenue for the three months ended March 31, 2017 was primarily due to decreased sales in concentrated apple juice and apple aroma, which were partially offset by increased revenues from concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice and fruit juice beverages.

Sales from apple-related products decreased for the three months ended March 31, 2017, as the Company sold approximately 1,160 tons of concentrated apple juice versus 4,796 tons of concentrated apple juice in the same period of 2016. Most of our concentrated apple juice was sold directly or indirectly to the international market. In 2017, international demand of concentrated apple juice from China has continued to drop. According to the data provided by the Chinese Customs, the amount of exported concentrated apple juice from China declined by 7% in year 2016 as compared to 2015, and the amount of exported concentrated apple juice from China declined by 11.9% in the first two months of 2017 as compared to the same period of 2016. Over the past three years, the purchase price of fresh apples has increased, but the sales price of concentrated apple related products remained low. Because of the negative trends in the international market and estimated lower margins, our YingKou and Huludao Wonder factories did not operate their concentrated apple juice production facilities in 2016 and the first quarter of 2017, which caused a lower inventory of concentrated apple juice and required us to purchase supply from third-party manufacturers to meet demand.

Sales from concentrated kiwifruit juice and kiwifruit puree increased during the first quarter of 2017 as compared to net sales of kiwi-related product line in the same quarter of 2016, primarily as a result of the increased amount of products sold in the first quarter of 2017 as compared to same period of 2016 as a result of an increase in customers’ demand.

Sales of concentrated pear juice increased in the first quarter of 2017 as we sold 1,160 and 199 tons of concentrated pear juice during first quarter of 2017 and 2016, respectively. The increase in sales amount was mainly due to short of inventory of concentrated pear juice in the first quarter of 2016. Due to unexpected weather conditions in the 2015 pear harvest season, the amount of available raw material supplies was low in early 2016. As a result, the squeezing season started later than usual, and the production amount was lower.

Sales from our fruit juice beverages increased for the first quarter of 2017, primarily due to an increase in the quantity of sales as the Company conducted more advertising and marketing to increase sales.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended March 31, 2017 and 2016, respectively (in thousands for the gross profit):

	Three months ended March 31,
	2017		2016
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$29	3%	$45	1%
Concentrated kiwifruit juice and kiwifruit puree	45	23%	(8)	(48%)
Concentrated pear juice	126	14%	4	2%
Fruit juice beverages	335	41%	1	26%
Others	-		1	-%
Total/Overall (for gross margin)	$535	18%	$43	1%

The consolidated gross profit for the three months ended March 31, 2017 was $0.54 million, an increase of $0.50 million, from $0.04 million for the same period of 2016, primarily due to an increase of profit margin for fruit juice beverages.

The gross profit margin of concentrated apple juice segment for the first quarter of 2017 and first quarter of 2016 were 3% and 1%, respectively. We did not have any inventory of concentrated apple juice during the first quarters of 2017 and 2016 and we had to purchase concentrated apple juice to satisfy our customers’ demand, which caused a lower margin.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree segment was 23% for the first quarter of 2017 as compared to a negative 48% for the same period of 2016, primarily due to an increase in production during the first quarter of 2017, which resulted in a lower ratio of fixed expenses to the unit cost of our products.

The gross profit margin of the concentrated pear juice segment increased to 14% for the first quarter of 2017, from 2% for the same period of 2016, primarily due to the lower costs of raw materials.

The gross profit margin of our fruit juice beverages segment increased to 41% for the first quarter of 2017 from 26% for the same period of 2016. The increase of gross margin of fruit juice beverages was primarily due to an increase in production which resulted in a higher ratio of fixed expenses to the unit cost of our products.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended March 31, 2017 and 2016, respectively:

	First quarter of 2017		First quarter of 2016
	Amount	% of revenue	Amount	% of revenue
General and administrative	$2,855,329	97%	$679,944	13%
Selling expenses	194,879	7%	861,140	16%
Total operating expenses	$3,050,208	104%	$1,541,084	29%

Operating expenses increased for the three months ended March 31, 2017 compared to the corresponding period in 2016 primarily due to an increase in general and administrative expenses, which was partially offset by a decrease in selling expenses.

General and administrative expenses increased to $2,855,329 for the three months ended March 31, 2017, an increase of $2,175,385 as compared to the same period of 2016, which was mainly due to an increase in amortization cost of intangible assets in the first quarter of 2017 as compared to the same period of last year. The Company started the amortization of land lease rights in Hedetang Foods Industry (Yidu) Co., Shaanxi Guoweimei Kiwi Deep Processing Company and Trading Market Mei County beginning in the fourth quarter of 2016.

Selling expenses decreased for the three months ended March 31, 2017 as compared to the same period in 2016, mainly due to a decrease in shipping and handling expenses as a result of a decrease in the volume of sales.

Other Income (Expense), Net

Other income, net was $142,391 for the three months ended March 31, 2017, a decrease of $302,254, as compared to other income of $444,645 for the three months ended March 31, 2016, primarily due to a decrease in interest income and subsidy income. Subsidy income decreased from $531,445 for the three months ended March 31, 2016 to $0 in the same period of 2017. Subsidy income in the first quarter of 2016 was related to our Yidu project.

Interest expense decreased to $30,796, representing a decrease of $177,869 during the three month period ended March 31, 2017, as compared to interest expense of $208,665 for the same period of 2016. The decrease was primarily due to lower bank loan amounts and interest rates on our bank loans in the first quarter of 2017 as compared to the same period of 2016.

Income Tax

Our tax provision for the three months ended March 31, 2017 was $61,422. We did not have tax provision for the three months ended March 31, 2016 as the company suffered a loss in the first quarter of 2016. Our consolidated income tax rates were 2% for the three months ended March 31, 2017, and it was 0% for the same period of last year.

Noncontrolling Interests

As of March 31, 2017, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Hedetang Holding (HK) held a 73.42% interest in SkyPeople (China). TSD held a 26.36% interest in Skypeople (China). Net income attributable to noncontrolling interests increased mainly due to the increase in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Liquidity and Capital Resources

As of March 31, 2017, we had cash, cash equivalents and restricted cash of $2,459,424, an increase of $1,315,839, or 115.06%, from $1,143,585 as of December 31, 2016. We expect that the projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit to provide sufficient capital to meet our projected operating cash requirements at least for the next 12 months, which does not take into account any potential expenditures related to the possible expansions of our current production capacity.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $23,719,916 as of March 31, 2017, a decrease of $27,264,312, from working capital of $50,984,228 as of March 31, 2016, mainly due to a decrease in current assets. During the first quarter of 2017, net cash used by our operating activities was $644,391 as compared to net cash provided by the operating activities of $395,265 of same period of 2016. The decrease was primarily due to a decrease in net income of $1,596,292 during the first quarter of 2017 as compared to the same period of 2016.

During the three months ended March 31, 2017, our investing activities used net cash of $106,597 as compared to $2,784,612 in the same period of 2016. We spent $2,527,423 in additions to property, plant and equipment for the first quarter of 2016, and we did not have any additions to property, plant and equipment for the same period of 2017.

During the three months ended March 31, 2017, our financing activities generated net cash inflow of $1,984,764 as compared to net cash inflow of $4,016,159 in the same period of 2016. The decrease in cash inflow from financing activities was mainly due to an increase in capital contributions of $16,641,394 in connection with the sale of a minority ownership stake in SkyPeople China by SkyPeople HK to Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd. (“TSD”) in the first quarter of 2016, which was partially offset by a capital lease payment of $11,391,267.

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

As of March 31, 2017, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

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

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2017, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013. Based on this assessment, our management concluded that, as of March 31, 2017, there is a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has responded to the court and taken the position that the financings under the agreements are essentially the loans from Cinda Shaanxi Branch to the two suppliers, and because Cinda Shaanxi Branch does not have permits to make loans in China, the agreements are invalid, void and have no legal force since inception. Therefore, the Company has no obligations to repayment the debts owed by the two suppliers to Cinda Shaanxi Branch. The proceeding is currently pending for the judge’s verdict.

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
May 16, 2017

By:	/s/ Hanjun Zheng
Hanjun Zheng
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)
May 16, 2017

