Form 10-Q
period 2017-06-30
Future FinTech Group Inc.
filed 2017-08-15
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 001-34502

Future FinTech Group Inc.
(Exact name of registrant as specified in its charter)

Florida	98-0222013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16F, China Development Bank

Tower, No. 2, Gaoxin 1st Road,

Xi’an, PRC

710075

(Address of principal executive offices including zip code)

86-29-88377161

(Registrant’s telephone number, including area code)

SkyPeople Fruit Juice, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Class	Outstanding at August 11, 2017
Common Stock, $0.001 par value per share	5,173,187

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FUTURE FINTECH GROUP INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$4,417,789	$1,143,585
Accounts receivable, net of allowance of $4,843,809 as of June 30, 2017 and December 31, 2016, respectively	449,039	7,325,773
Other receivables	29,814,516	28,417,194
Inventories	3,728,962	3,041,300
Deferred tax assets	3,566,442	3,566,442
Advances to suppliers and other current assets	56,835,838	58,132,189
TOTAL CURRENT ASSETS	98,812,586	101,626,483

PROPERTY, PLANT AND EQUIPMENT, NET	83,145,461	81,523,569
LAND USE RIGHT, NET	32,354,442	31,854,360
LONG TERM ASSETS	2,856,342	2,789,390
DEPOSITS	45,120,875	43,867,228
TOTAL ASSETS	$262,289,706	$261,661,030

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$12,310,298	$16,569,988
Accrued expenses	34,339,736	27,449,664
Income tax payable	-	3,590,084
Advances from customers	24,363	696
Short-term bank loans	30,069,084	29,364,279
TOTAL CURRENT LIABILITIES	76,743,481	76,974,711

NON-CURRENT LIABILITIES	-
Obligations under capital leases	16,891,465	14,494,003
TOTAL NON-CURRENT LIABILITIES	16,891,465	14,494,003
TOTAL LIABILITIES	93,634,946	91,468,714

EQUITY

Future Fintech Group Inc., Stockholders’ equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value; 8,333,333 shares authorized; 5,173,187 and 4,061,090 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	5,173	4,061
Additional paid-in capital	111,386,729	105,366,887
Retained earnings	95,051,082	100,237,011
Accumulated other comprehensive loss	(74,096,086)	(70,579,747)
Total Future FinTech Group Inc. stockholders’ equity	132,346,898	135,028,212
Non-controlling interests	36,307,862	35,164,104
TOTAL EQUITY	168,654,760	170,192,316
TOTAL LIABILITIES AND EQUITY	$262,289,706	$261,661,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$2,776,872	$10,229,298	$5,735,706	$15,665,606
Cost of goods sold	1,484,129	7,018,326	3,908,349	12,411,810
Gross profit	1,292,743	3,210,972	1,827,357	3,253,796

Operating Expenses
General and administrative expenses	3,077,013	1,007,113	5,932,342	1,687,057
Selling expenses	311,078	750,690	505,957	1,611,830
Total operating expenses	3,388,091	1,757,803	6,438,299	3,298,887

Income (loss) from operations	(2,095,348)	1,453,169	(4,610,942)	(45,091)

Other income (expense)
Interest income	1,139	15,599	2,179	146,623
Subsidy income	342,124	18,701	342,124	550,146
Interest expenses	(595,313)	(790,694)	(626,109)	(999,359)
Consulting fee related to capital lease	(312,356)	71,936	(140,209)	62,777
Total other expenses	(564,406)	(684,458)	(422,015)	(239,813)

Income (loss) before income tax	(2,659,754)	768,711	(5,032,957)	(284,904)
Income tax provision	198,663	633,829	260,085	633,829
Net income (loss)	(2,858,417)	134,882	(5,293,042)	(918,733)

Less: Net loss (income) attributable to non-controlling interests	370,419	249,929	203,821	237,464

NET INCOME (LOSS) ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	(2,487,998)	384,811	(5,089,221)	(681,269)

Discontinued Operations (Note 11)
Loss from discontinued operations	(48,023)	-	(96,708)	-
NET INCOME (LOSS) ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	(2,536,021)	384,811	(5,185,929)	(681,269)

Other comprehensive income (loss)
Foreign currency translation adjustment	1,612,180	(12,277,105)	2,238,236	8,421,541
Comprehensive income (loss)	(1,246,237)	(12,142,223)	(3,054,806)	7,502,808
Comprehensive income (loss) attributable to non-controlling interests	(618,546)	7,046,862	(743,443)	2,049,453
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	$(1,864,783)	$(5,095,361)	$(3,798,249)	$9,552,261

Income (loss) per share:
Basic income (loss) per share from continued operations	(0.49)	0.12	(1.12)	(0.18)
Basic income (loss) per share from discontinued operations	(0.01)	-	(0.02)	-
Basic income ( loss( per share from net income	(0.50)	0.12	(1.14)	(0.18)
Diluted income (loss) per share:
Diluted income( loss) per share from continued operations	(0.49)	0.12	(1.11)	(0.18)
Diluted income (loss) per share from discontinued operations	(0.01)	-	(0.02)	-
Diluted income( loss) per share from net income	(0.50)	0.12	(1.12)	(0.18)
Weighted average number of shares outstanding
Basic	4,537,240	3,807,611	4,537,240	3,807,611
Diluted	4,599,740	3,807,611	4,599,740	3,807,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,185,929)	$(681,269)
Adjustments to reconcile net income to net cash provided by operating activities
Minority interest	(203,821)	(237,464)
Depreciation and amortization	1,581,819	2,513,321
Changes in operating assets and liabilities
Accounts receivable	6,954,731	19,139,955
Other receivable	(1,176,722)	(2,976,550)
Advances to suppliers and other current assets	2,946,991	(11,265,461)
Inventories	(606,137)	(233,562)
Accounts payable	(4,706,261)	1,116,836
Accrued expenses	1,254,603	284,774
Income tax payable	(796,119)	(1,146,977)
Advances from customers	23,322	41,843
Net cash provided by (used in) operating activities	86,477	6,555,446
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(990,799)	(10,125)
Proceeds from disposal of plant, property and equipment	-	190,185
Prepayment for other assets	(197,956)	(1,336,259)
Prepayments for deposit on equipment	-	(31,163,680)
Net cash used in investing activities	(1,188,755)	(32,319,879)
CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock	2,679,779	16,641,291
Proceeds from short-term notes	-	61,267
(Repayment) proceed of related party loans	263,020	(87,267)
Repayment of short-term bank loans	-	(594,290)
(Repayment) proceed of long term debt	2,021,142	(1,229,949)
Payment for capital lease	-	7,982,400
Net cash provided by financing activities	4,963,941	22,773,452
Effect of change in exchange rate	(587,459)	(6,272,151)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	3,274,204	(9,263,132)
Cash and cash equivalents, beginning of period	1,143,585	50,006,914
Cash and cash equivalents, end of period	$4,417,789	$40,743,782

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$562,761	$208,665
Cash paid for income taxes	$260,085	$1,259,559

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$197,956	$2,342,127
Equipment acquired by capital lease	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2017 and the results of operations and cash flows for the periods ended June 30, 2017 and 2016. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2017. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date.

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

2.	Business Description and Significant Accounting Policies

On June 6, 2017, the Company filed a Certificate of Amendment with the Secretary of State for the State of Florida to amend and restate its articles of incorporation to change its name from SkyPeople Fruit Juice, Inc. to Future FinTech Group Inc., effective immediately (“the Name Change”). The Name Change was approved by the Company’s Board of Directors on March 30, 2017 and by shareholders holding a majority of the Company’s issued and outstanding capital stock on March 31, 2017. In addition, effective as of June 6, 2017, the Company’s bylaws were amended and restated to reflect the Name Change.

The principal activities of Future Fintech Group Inc. (“Future FinTech”) (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) consist of production and sales of fruit juice concentrates, fruit juice beverages, and other fruit-related products in the People’s Republic of China (“PRC”, or “China”), and overseas markets. All activities of the Company are principally conducted by subsidiaries operating in the PRC.

Organizational Structure

Our current organizational structure is set forth in the diagram below:

Future FinTech Group, Inc.
(Florida, U.S.)
"Future FinTech"
100%
SkyPeople Foods Holdings Limited
(BVI)
"SkyPeople Foods"
100%
HeDeTang Holdings (HK) Ltd.
(HK)
"HeDeTang Holdings (HK)"
73.42%
Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd.
(PRC)
"Tianshunda"
26.36%
SkyPeople Juice Group Co., Ltd.
PRC(2)
"SkyPeople (China)"
10%
0.6%
Xi'an Cornucopia International Co., Ltd.(9)
(PRC)
"Xi'an Cornucopia"
90%
99.4%
Xi'an Hedetang Fruit Juice Beverages Co., Ltd.(8)
(PRC)
"Xi'an Hedetang Juice Beverages"
51.02%
51.01%
59.09%
79.23%
91.15%
99.5%
78%
90%
Yingkou Trsty Fruit Juice Co., Ltd.(13)
(PRC)
"Yingkou"
Huludao Wonder Fruit Co., Ltd.(12)
(PRC)
"Huludao Wonder"
Hedetang Agricultural Plantations (Yidu)(4)
(PRC)
"Agricultural Plantations Yidu"
Hedetang Foods Industry (Yidu) Co., Ltd.
(PRC)(3)
"Foods Industry Yidu"
Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd.(1)
(PRC)
"Shaanxi Qiyiwangguo"
Shaanxi Heying Trading Co., Ltd.
(PRC)(23)
"Shaanxi Heying"
Xi'an Hedetang E-Commerce Co., Ltd.
(PRC)(16)
"Hedetang E-Commerce"
Hedetang Foods Industry (Zhouzhi) Co., Ltd.
(PRC)(19)
"Foods Industry Zhouzhi"
48.98%
48.99%
40.91%
20.77%
22%
10%
Xi'an Taizhan Financial Management Co., Ltd.(22)
(PRC)
"Xi' an Taizhan"
100%
FullMart Holdings Limited
(BVI)
"FullMart"
100%
Hedetang Holdings (Asia-Pacific) Ltd
(HK)
"Hedetang Holdings (Asia-Pacific)"
100%
HeDeJiaChuan Holding Group Co., Ltd.
(PRC)(11)
"HeDeJiaChuan Holding"
100%
HeDeJiaChuan Foods (Xi'an Co., Ltd.)(10)
(PRC)
"HeDeJiaChuan Xi'an"
90%
99.5%
100%
96.67%
10%
3.33%
Hedetang Foods Industry (Jingyang) Co., Ltd.
(PRC)(14)
"Foods Industry Jingyang"
SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd.(5)
(PRC)
"SkyPeople Suizhong"
HeDeJiaChuan Foods (Yichang) Co., Ltd.(15)
"HeDeJiaChuan Yichang"
Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd.
(PRC)(7)
"Guo Wei Mei"
100%
Belkin Foods Holdings Group Ltd.
(BVI)
"Belkin"
100%
Future FinTech (HongKong) Limited
(HK)(20)
"Future FinTech (HK)"
100%
Hedetang Foods (China) Co., Ltd.
(PRC)(17)
"Hedetang Foods (China)"
90%
Hedetang Farm Products Trading Markets (Mei County) Co., Ltd.
(PRC)(6)
"Trading Market Mei County"
100%
100%
10%
Hedetang Agricultural Plantations (Mei County) Co., Ltd.
(PRC)(18)
"Agricultural Plantations Mei County"
Shaanxi Quangoutong E-commerce Inc. (PRC)(21)
"Quangoutong"

(1)	Xi’an Qinmei Food Co., Ltd., an entity not affiliated with the Company, owns the remaining 8.85% of the equity interest in Shaanxi Qiyiwangguo.
(2)	Formerly known as Shaanxi Tianren Organic Food Co. Ltd.
(3)	Hedetang Foods Industry (Yidu) Co., Ltd., formerly known as SkyPeople Juice Group Yidu Orange Products Co., Ltd., was established on March 13, 2012. Its scope of business includes deep processing and sales of oranges.
(4)	Hedetang Agricultural Plantations (Yidu) Co., Ltd., formerly known as Hedetang Fruit Juice Beverages (Yidu) Co., Ltd., was established on March 13, 2012. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, farm products; fresh fruit picking; research, training and promotion of planting and breeding technology.
(5)	SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. was established on April 26, 2012. Its scope of business includes the initial processing, quick-frozen and sales of agricultural products and related by-products.
(6)	Hedetang Farm Products Trading Market (Mei County) Co., Ltd., formerly known as SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. (“Kiwi Fruit & Farm Products”) was established on April 19, 2013. Its scope of business includes preliminary processing of agricultural and subsidiary products, establishment of trading market for agriculture products, and similar activities.
(7)	Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. was established on April 19, 2013. Its scope of business includes producing kiwi fruit juice, kiwi puree, cider beverages, and similar products.
(8)	Xi’an Hedetang Fruit Juice Beverages Co., Ltd. (“Xi’an Hedetang”) was established on March 31, 2014. Its scope of business includes the production and sales of fruit juice beverages.
(9)	Xi’an Cornucopia International Co., Ltd. (“Cornucopia”) was established on July 2, 2014. Its scope of business includes the retail and wholesale of pre-packaged food.
(10)	Shaanxi Fruitee Fun Co., Ltd. (“Fruitee Fun”) was established on July 3, 2014. Its scope of business includes retail and wholesale of pre-packaged food. Shaanxi Fruitee Fun Co., Ltd. (also known as Shaanxi Guoweiduomei Beverage Co., Limited) changed its name to Hedetang Foods Industry (Xi’an) Co., Ltd. (“Foods Industry Xi’an”) on July 5, 2016.

(11)	Hedetang Holding Group Co., Ltd., formerly known as Hedetang Holding Co., Ltd. (“Hedetang Holding”) was established on July 21, 2014. Its scope of business includes corporate investment consulting, corporate management consulting, corporate imagine design and corporative marketing planning.
(12)	The Company acquired Huludao Wonder Co. Ltd. (“Huludao”) on June 10, 2008. Its scope of business mainly includes the manufacture and sale of concentrated fruit juice and fruit juice beverages.
(13)	The Company acquired Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) on November 25, 2009. Its scope of business mainly includes the manufacture of concentrated fruit juice.
(14)	Hedetang Foods Industry (Jingyang) Co., Ltd. was established on June 7, 2016. Its scope of business includes processing, storage and sales of farm products, fruits, tea and snacks; research and promotion of processing technology of organic agriculture, fruit industry and agricultural products.
(15)	HedeJiachuan Foods (Yichang)Co. Ltd (“Hedejiachuan Yichang”), formerly known as Hedetang Farm Products Trading Market (Yidu) Co., Ltd., and Hedetang Foods Industry (Yichang) Co., Ltd, was established on March 23, 2016. Its scope of business includes construction, operation, and property management of a farm products trading market; e-commerce service of farm products; and construction and operation management of e-commerce information platform.
(16)	Xi’an Hedetang E-Commerce Co., Ltd. was established on April 21, 2016. Its scope of business includes online sales of pre-packaged foods and bulk foods.
(17)	The company acquired Hedetang Foods (China) Co., Ltd. (“Hedetang Foods China”) on May 18, 2016 through the acquisition of Belking Foods Holdings Group Co., Ltd., the 100% indirect shareholder of Hedetang Foods China, on the same date. The scope of business of Hedetang Foods China includes wholesale and retail of foods and beverages; import and export trade of fruit, vegetables, dried fruit; packaging; logistics and distribution; online sales; and business management consulting services.
(18)	Hedetang Agricultural Plantations (Mei County) Co., Ltd. was established on September 2nd, 2016. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, Chinese herbal medicine, farm products; fresh fruit picking; research, training and promotion of planting and breeding technology, development and training of E-commerce and online sales of agricultural and sideline products.
(19)	Hedetang Foods Industry (Zhouzhi) Co., Ltd. was established on November 29, 2016. Its scope of business includes production, processing and sales of kiwifruit wine, juice, puree and beverages; the storage and sales of fresh fruits; and import and export of a variety of products and technology.
(20)	Future FinTech (HongKong) Limited (“FintTech HK”), formerly known as Future World Trading (Hong Kong) and SkyPeople International Trading (HK) Limited, which was first established on July 27, 2016. It mainly engages in the import and export of food products.
(21)	Shaanxi Quangoutong E-commerce Inc. was acquired on May 27, 2017. Its main business scope includes computer hardware and software equipment, electronic products and communication equipment, computer network engineering design, business information consultation and investment management.
(22)	Xi’an Taizhan Financial Management Co. Ltd (“Xi’an Taizhan”) was established on March 17, 2017. Its main business scope includes financial management consulting, business information consulting and engineering information consulting, enterprise management consulting and feasibility analysis and editing of project construction.
(23)	Shaanxi Heying Trading Co. Ltd was established on December 17, 2009. Its main business scope includes the sales of pre-packaged food, bulk food; import and export of goods and technology; food technology research and development; business management and consulting, corporate planning services.

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $193,871 and $27,883 for the three months ended June 30, 2017 and 2016, respectively; and

$325,851 and $42,037 for the six months ended June 30, 2017 and 2016, respectively; are reported in the Consolidated Statements of Income and Comprehensive Income (Loss) as a component of selling expenses.

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

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” which clarifies the definition of a business in ASC 805. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. Currently, there is no impact to our consolidated financial statements and related disclosures, but we will adopt on January 1, 2018 for any business combinations and will consider adopting early for any acquisitions prior to January 1, 2018.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which we would be required to apply modification accounting under ASC 718. Specifically, we would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is effective for annual reporting periods, including interim period within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impact the standard may have on our consolidated financial statements and related disclosures should we have a modification to our share-based payment awards in the future.

There were no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2017 compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that are of significance or potential significance to us.

3.	Inventories

Inventories by major categories are summarized as follows:

	June 30, 2017 (Unaudited)	December 31, 2016 (Audited)

Raw materials and packaging	$2,498,845	$1,107,857
Finished goods	1,230,117	1,933,443
Inventories	$3,728,962	$3,041,300

4.	Related Party Transaction

Sales to related party

The Company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. (“Fullmart”) for approximately $58,972 and $0 for the six months ended June 30, 2017 and 2016, respectively. The accounts receivable balances were approximately $59,802 and $308,304 as of June 30, 2017 and December 31, 2016, respectively. Fullmart is a company indirectly owned by a member of our Board of Directors (and former Chairman and Chief Executive Officer), Mr. Yongke Xue.

Long-term loan – related party

There were no short-term loans to a related party as of each of June 30, 2017 and 2016.

On February 18, 2013, SkyPeople (China) entered into a loan agreement with SkyPeople International Holdings Group Limited (the “Lender”). At that time the Lender indirectly held 50.2% interest in the Company and currently holds 12.9% interest in the Company. Mr. Yongke Xue (“Y. K. Xue”), then the Chairman and Chief Executive Officer (“CEO”) of the Company and currently a Member of the Company’s Board of Directors (the “Board”) and Mr. Hongke Xue, our Chairman and CEO, indirectly and beneficially own 80.0% and 9.4% of the equity interest in the Lender, respectively. Pursuant to the Agreement, the Lender agreed to extend to the Company a one-year unsecured term loan with a principal amount of $8.0 million at an interest rate of 6% per annum. During 2013, the Company received $8.0 million from the Lender. In February 2014, both parties extended this loan for another two years under the original terms of the agreement.

On October 16, 2015, the Company entered into a Share Purchase Agreement with the Lender to sell 5,321,600 shares (not giving effect to the reverse split of the Company’s common stock) of the common stock of the Company at the price of $7,982,400, and which was paid by cancellation of the loan by the Lender. On March 10, 2016, the Lender canceled the loan and the shares were issued to the Lender.

5.	Concentrations

(1)	Concentration of customers

Sales to our five largest customers accounted for approximately 20% and 33% of our net sales during the six months ended June 30, 2017 and 2016, respectively. There was no single customer representing over 10% of total sales for the six months ended June 30, 2017 and 2016, respectively.

Sales to our five largest customers accounted for approximately 20% and 49% of our net sales during the three months ended June 30, 2017 and 2016, respectively. There was no single customer representing over 10% of total sales for the three months ended June 30, 2017, and there was one customer representing 13% of total sales for the three months ended June 30, 2016.

(2)	Concentration of suppliers

Two suppliers accounted for 59% and 11% of our purchases, respectively, for the six months ended June 30, 2017, and one supplier accounted for 83% of our purchases for the six months ended June 30, 2016.

During the three months ended June 30, 2017, four suppliers accounted for 33%, 19%, 14% and 12% of our purchases, respectively. During the three months ended June 30, 2016, three suppliers accounted for 59%, 13% and 11% of our purchases, respectively.

6.	Issuance of common stock and warrants

On February 28, 2017, the Company issued options to purchase 62,500 shares of the Company’s common stock with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2011 Stock Incentive Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant to three of the Company’s employees pursuant to the 2011 Stock Incentive Plan, which was approved by the Company’s shareholders at annual stockholders meeting on August 18, 2011. These options vested immediately on the grant date with a fair market value of $223,375 based on the fair value of $3.57 per share, which was determined by using the Black Scholes option pricing model. The Company recognized stock-based compensation expense of $223,375 in the first quarter of fiscal 2017 under the 2011 Stock Incentive Plan.

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

In connection with the private placement and in accordance with the Purchase Agreement, the Company was required to file a registration statement on Form S-1 within 45 calendar days after the date of the Purchase Agreement to provide for the resale of the Warrant Shares. The Company’s registration statement on Form S-1 (File No. 333-218276) became effective on June 12, 2017.

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

Pursuant to the Agreements, TSD shall acquire 112,809,100 shares of Skypeople China from Skypeople HK and shall make a total capital contribution RMB 131,761,028.80 (approximately $20,270,928) to Skypeople China, which is calculated based upon 8 times of Skypeople China’s net profit per share for 2014 (about RMB 0.146 per share) multiplied by 112,809,100 shares. RMB 112,809,100 out of the RMB 131,761,028.80 (the “Capital Contributions”) shall be used as payment for outstanding capital contribution due to Skypeople China by Skypeople HK and the remaining RMB 18,951,928.80 (approximately $2,915,681) shall be used as additional capital contribution to Skypeople China and shall be deposited into Skypeople China’s capital surplus account. On March 18, 2016, TSD paid the full Capital Contributions to Skypeople China and the shares were transferred, resulting in TSD owning 112,809,100 shares, or 26.36%, of Skypeople China.

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

As of June 30, 2017, the balance of other receivables was $29,814,516, which mainly consisted of a deposit of approximately $29 million for the purchase of a kiwi orchard in Mei County.

In April 2016, the Company signed a letter of intent with Mei County Kiwifruits Investment and Development Corporation to purchase 833.5 mu (approximately 137.3 acres) of kiwifruits orchard in Mei County. The purchase price will be determined by a third party valuation company appointed by both parties. As of the date of this report, the valuation has not been completed. The Company paid RMB 200 million (approximately $29 million) as a deposit (“Deposit”) in the second quarter of 2016. The purchase is subject to government approval, approval by the Company’s Board of Directors and definitive agreement negotiated and signed by the parties. Pursuant to the letter of intent, the Deposit shall be returned to the Company within 10 working days upon the request of the Company if the kiwifruits orchard cannot be transferred to the Company according to the schedule. The Company expects to complete the purchase process in the fourth quarter of 2017. As the transaction is not completed, the Company recorded this deposit as other receivables in its balance sheet.

10.	Advances to suppliers and other current assets

As of June 30, 2017, the balance of advances to suppliers and other current assets was $56,835,838, which mainly consisted of approximately $34.7 million for the leasing fee for the kiwifruits orchard in Mei County and approximately $21.8 million for the leasing fee for the orange orchard in Yidu city.

On August 3, 2016, Shaanxi Guoweimei Kiwi Deep Processing Company, an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 20,000 mu (approximately 3,292 acres) of a kiwifruits orchard located in Mei County, Shaanxi Province, with the Di’ErPo Committee of Jinqu Village, Mei County, Shaanxi for a term of 30 years, from August 5, 2016 to August 4, 2046. The annual leasing fee is RMB 1,250 (approximately $189) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016, 2026 and 2036. The Company made a payment of RMB 250 million (approximately $36.2 million) for the first 10 years’ leasing fees on August 15, 2016, which is recorded as advances to suppliers and other current assets in the Company’s balance sheet. The Company has amortized $1.8 million as expenses for the six months ended June 30, 2017.

On August 15, 2016, Hedetang Agricultural Plantations (Yidu) Co., Ltd., an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 8,000 mu (approximately 1,317 acres) of an orange orchard located in the city of Yidu, Hubei Province, with the Yidu Sichang Farmers Association, Hubei Province, for a term of 20 years, from September 22, 2016 to September 21, 2036. The annual leasing fee is RMB 2,000 (approximately $306) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016 and 2026. The Company made a payment of RMB 160 million (approximately $23.2 million) for the first 10 years’ of leasing fees on September 20, 2016, which is recorded as deposits in the Company’s balance sheet. The Company has amortized $1.2 million as expenses for the six months ended June 30, 2017.

11.	Discontinued Operation

The Company’s Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses in the three fiscal years prior to 2016 and its cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operating results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Huludao in December 2016, and ceased the depreciation of the property in accordance with SFAS No. 144. In fiscal year 2016, the Company recorded an impairment loss of $2.4 million with respect to the concentrated fruit juice production equipment in Huludao Wonder. In accordance with the restructuring plan, the Company intends to transfer the concentrated fruit juice production equipment in Huludao Wonder to another subsidiary and sell the land and facilities upon favorable circumstances. As the Company does not expect to sell the assets of Huludao Wonder in the near future, the assets were not recorded as assets held for sale as of June 30, 2017. The book value of the land usage right was $4,460,936 and the book value of the building was $15,848,879 as of June 30, 2017. The Company believes that the assets’ book value was lower than its fair value, less the cost to sell.

As of June 30, 2017, there was an outstanding bank loan of $5.80 million owed by Huludao Wonder to a lending bank. Huludao Wonder has disputed the interest rate on this loan with the bank, and stopped payment of interest on this loan during 2016. The bank sued Huludao Wonder and asked Huludao Wonder to pay back the loan principal and the outstanding interest. As of the date of this report, the Company has not yet reached an agreement with the bank. The Company expects to pay back the outstanding principal and interest of this loan after the assets are sold.

During the process of winding down the Company’s operation in Huludao Wonder, the Company incurred general and administrative expenses of approximately $48,023 during the three months ended June 30, 2017, and approximately $96,708 during the six months ended June 30, 2017.

Loss from discontinued operations for the three and six months ended June 30, 2017 and 2016 was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2016 (Unaudited)

REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
General and administrative	(48,023)	-	(96,708)	-
Selling expenses	-	-	-	-
Total	(48,023)	-	-	-

OTHER INCOME (EXPENSE)
Interest expense	-	-	(1)	-
Interest income	-	-	1	-
Total	-	-	-	-
Loss from discontinued operations before income tax	(48,023)	-	(96,708)
Income tax provision	-	-	-	-

LOSS FROM DISCONTINUED OPERATIONS	$(48,023)	$-	(96,708)	-

The loss from discontinued operations was $48,023 and $96,708 for the three months and six months ended June 30, 2017, respectively. The Company does not provide a separate cash flow statement for the discontinued operations. The loss from discontinued operations was deemed cash outflow from operating activities of the discontinued operations. The impact of this discontinued operation was considered immaterial when compared with the total revenues for the six months ended June 30, 2017 and 2016, which were approximately $5.74 million and $15.67 million, respectively. The Company believes there will not be any future significant cash flows from the discontinued operation, as the outstanding accounts receivable and accounts payable are immaterial to the Company’s financial position and liquidity.

12.	Segment Reporting

The Company operates in six segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages, fresh fruits and vegetables, and others. Our concentrated apple juice and apple aroma was primarily produced by the Company’s Huludao Wonder factory; concentrated pear juice is primarily produced by the Company’s Jiangyang factory. The Company’s Huludao Wonder operation suffered continued operating losses in the three fiscal years prior to 2016 and its cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. The Company’s Yingkou factory in Liaoning also did not produce any concentrated apple juice in the past two years due to lower market demand on concentrated apple juice and heavy competition in the international market. The Company uses the same production line to manufacture both concentrated apple juice and concentrated pear juice. Shaanxi Province, where the factory of Jianyang factory is located is rich in fresh apple and pear supplies. Jinagyang factory also produces concentrated apple juice. Concentrated kiwifruit juice and kiwifruit puree is primarily produced by the Company’s Qiyiwangguo factory, and fruit juice beverages are primarily produced by the Company’s Qiyiwangguo factory. The Company’s other products include fructose, concentrated turnjujube juice, and other by products, such as kiwifruit seeds. The production of other products is based on customers’ orders. The other products sales amount is currently small and unpredictable.

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

For the three months ended June 30, 2017 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$277	$178	$278	$4,280	$-	13	$5,026
Inter-segment loss	(246)	(61)	(165)	(1,776)	-	(1)	(2,248)
Revenue from external customers	31	117	113	2,504	-	12	2,777
Segment gross profit	$3	$36	$21	$1,226	$-	6	$1,292

For the three months ended June 30, 2016 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$3,204	$433	$1,945	$5,457	$-	1,548	$12,587
Inter-segment loss	(1,324)	(2)	(988)	-	-	(44)	(2,358)
Revenue from external customers	1,880	431	957	5,457	-	1,505	10,229
Segment gross profit	$321	$32	$216	$2,600	$-	43	$3,211

For the six months ended June 30, 2017 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$1,515	$383	$1,771	$5,652	$-	14	$9,335
Inter-segment loss	(465)	(72)	(735)	(2,326)	-	(1)	(3,599)
Revenue from external customers	1,050	311	1,036	3,326	-	13	5,736
Segment gross profit	$32	$81	$147	$1,561	$-	6	$1,827

For the six months ended June 30, 2016 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$13,678	$472	$2,255	$5,461	$-	1,550	$23,416
Inter-segment loss	(6,538)	(26)	(1,141)	(2)	-	(43)	(7,750)
Revenue from external customers	7,140	446	1,114	5,459	-	1,507	15,666
Segment gross profit	$365	$24	$220	$2,601	$-	44	$3,254

The following table reconciles reportable segment profit to the Company’s condensed consolidated income before income tax provision for the three months ended June 30, 2016 and 2015:

	2017	2016
Segment profit	$1,827,357	$3,253,796
Unallocated amounts:
Operating expenses	(6,438,299)	(3,298,887)
Other expenses	(422,015)	(239,813)
Income (loss) before tax provision	$(5,032,957)	$(284,904

13.	Entry into a Material Definitive Agreement.

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

In June 2014, two long term suppliers of pear, mulberry, kiwi fruits to the Company requested the Company to provide guarantees for their loans with Cinda Shaanxi Branch. Considering the long term business relationship and to ensure the timely supply of raw materials, the Company agreed to provide guarantees upon the value of the raw materials supplied to the Company. Because Cinda Shaanxi Branch is not a bank authorized to provide loans, it eventually provided financing to the two suppliers through purchase of accounts receivables of the two suppliers with the Company. In July, 2014, the parties entered into two agreements - Accounts Receivables Purchase and Debt Restructure Agreement and Guarantee Agreements for Accounts Receivables Purchase and Debt Restructure. Pursuant to the agreements, Cinda Shaanxi Branch agreed to provide a RMB 100 million credit line on a rolling basis to the two suppliers and the Company agreed to pay its accounts payables due to the two suppliers directly to Cinda Shaanxi Branch and provided guarantees for the two suppliers. In April 2015, Cinda Shaanxi Branch stopped providing financing to the two suppliers and the two suppliers were unable to continue the supply of raw materials to the Company. Consequently, the Company stopped making any payment to Cinda Shaanxi Branch.

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

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay an RMB 40 million (approximately $5.80 million) bank loan, plus interest. The loan became due on its maturity date on December 9, 2016. On December 19, 2016, the Court accepted the case. The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date. Wonder Fruit believes the interest charged by Suizhong Branch is 100% higher than the base rate set by China People’s Bank and is not in consistent with China People’s Bank’s base interest and floating rate. The Court has temporarily frozen the land and real property of the Wonder Fruit that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by Wonder Fruit for its business. Wonder Fruit is currently in discussions with the Suizhong Branch on repayment of the bank loan and a reduction of the interest due thereon, and the Company has not reached an agreement with the bank as of the date of this report.

From time to time we may be a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

15.	Acquisition of a Business

On December 2, 2016, the Company’s wholly owned subsidiary, Xi’an Cornucopia International Co., Ltd. (“Cornucopia”) entered an Equity Investment Agreement (the “Agreement”) with two shareholders of Shaanxi Heying Trading Co. Ltd (“Heying” and formerly know Xi’an Yingxin Business Consulting Co., Ltd.) who own 100% of Heying. The main business of Heying includes the sales of pre-packaged food and bulk food; the import and export of goods and technology; food technology research and development; business management and consulting, and corporate planning services.

Under the terms of the Agreement, the Company agreed to increase Heying’s registered capital from RMB 50,000 (approximately $7,380) to RMB 10 million (approximately $1.5) million to satisfy its future operating cash flow needs, and Heying agreed to issue new shares to Cornucopia so that it will hold 99.5% of the issued and outstanding shares of Heying. The increased registered capital can be contributed before December 31, 2046. As Heying did not finish the change of registration process with State Administration of Industry and Commerce (“SAIC”) and the local Tax Bureau in China after the Agreement was signed, Heying’s original Board of Directors was not changed and the Company did not gain control over Heying at that time.

After Heying changed the registration with SAIC and the local Tax Bureau in China, on April 3, 2017, the parties signed a supplement agreement to the Agreement to confirm Cornucopia is the 99.5% shareholder of Heying and enjoy all the rights and benefits as the 99.5% shareholder, effective on April 3, 2017.

As a result of the contractual arrangements, Cornucopia became the 99.5% beneficiary and actual owner of Heying. Accordingly, the Company adopted the provisions of FIN 46R and consolidated the financial results of Heying from April 1, 2017.

The Company used the purchase method to consolidate Heying with the current assets and liabilities recorded at fair value. The fair value of the acquired net assets of Heying was RMB 15,260 (approximately $2,212).

The following table summarizes the fair value of Heying.’s assets and liabilities as of April 1, 2017 (based on the exchange rate of April 1, 2017):

ASSETS
Cash	$4,274
Accounts receivable, net	1,015
TOTAL ASSETS	$5,289

LIABILITIES
Accounts payable	$3.077
TOTAL LIABILITIES	$3,077

NET ASSETS	$2,212

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and outside of the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets and on-line stores in the PRC. For the three months ended June 30, 2017, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 42%, 58% and 0% of our revenue, respectively, compared to 55%, 35% and 10%, respectively, for the same period of 2016.

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

Our business is highly seasonal and can be greatly affected by weather because of the seasonal nature in the growing and harvesting of fruits and vegetables. Our core products are apple, pear and kiwifruit juice concentrates, which are produced from July or August to April of the following year. The squeezing season for (i) apples is from August to January or February; (ii) pears is from July or August until April of next year; and (iii) kiwifruit is from September through December. Typically, a substantial portion of our revenues is earned during our first and fourth quarters. To minimize the seasonality of our business, we make continued efforts to identify new products with harvesting seasons complementary to our current product mix. Our goal is to lengthen our squeezing season, thus increasing our annual production of fruit juice concentrates and fruit beverages. Unlike fruit juice concentrates, which can only be produced during the squeezing season, our fruit beverages are made out of fruit juice concentrates and can be produced and sold in all seasons. With continuous efforts in marketing of our beverages in the domestic market, we believe that our seasonality can be reduced.

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

Shaanxi and Liaoning Provinces, where our manufacturing facilities are located, are large fruit producing provinces. We own and operate four manufacturing facilities in the PRC, all of which are strategically located near fruit growing centers so that we can better preserve the freshness of the fruits and lower our transportation costs. To take advantage of economies of scale and to enhance our production efficiency, generally, each of our manufacturing facilities has a focus on products made from one particular fruit according to the proximity of such manufacturing to the sources of supply for that fruit. Our kiwifruit processing facilities are located in Zhouzhi County of Shaanxi Province, which has the largest planting area of apples and kiwifruit in the PRC. Our pear processing facilities are located in Shaanxi Province, which is the main pear-producing province in the PRC. Our apple processing facilities are located in Liaoning Province, a region that abounds with high acidity apples. As we use the same production line for concentrated apple juice and concentrated pear juice and both Shaanxi Province and Liaoning Province are rich in fresh apple and pear production, our Liaoning facilities can also produce concentrated pear juice and our Shaanxi Province facilities can also produce concentrated apple juice based on customer need. According to the data provided by the Chinese Customs, the amount of exported concentrated apple juice from China continued to drop in the past few years. As most of our concentrated apple juice was sold directly or indirectly to the international market, our two facilities in Liaoning stopped operations in the past two years. Our Huludao Wonder operation suffered continued operating losses in the three fiscal years ended December 31, 2016 and the cash flows were minimal during the same three fiscal years. Thus, in December 2016, we established a restructuring plan to close the Huludao Wonder Operation. In the six months ended June 30, 2017, this discontinued operation reported a loss of $96,708. Our Yingkou factory in Liaoning also did not produce any concentrated apple juice in the past two years. We believe that these regions provide adequate supply of raw materials for our production needs in the foreseeable future.

On August 3, 2016, Shaanxi Guoweimei Kiwi Deep Processing Company, an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 20,000 mu (approximately 3,292 acres) of kiwifruits orchard located in Mei County, Shaanxi Province, with the Di’erpo Committe of Jinqu Village, Mei County, Shaanxi for a term of 30 years, from August 5, 2016 to August 4, 2046. On August 15, 2016, Hedetang Agricultural Plantations (Yidu) Co., Ltd., an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 8,000 mu (approximately 1,317 acres) of orange orchard located in the city of Yidu, Hubei Province, with the Yidu Sichang Farmers Association, Hubei Province, for a term of 20 years, from September 22, 2016 to September 21, 2036. The Company believes that the leasing of the orchards will help ensure the quality and safety of its products and lower its costs.

On April 12, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers (the “Purchasers”), pursuant to which the Company offered and sold to the Purchasers, in a registered direct offering, an aggregate of 862,097 shares of common stock, par value $0.001 per share. The Shares were sold to the Purchasers at a negotiated purchase price of $3.10 per share, for aggregate gross proceeds to the Company of $2,672,500, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.

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

On June 6, 2017, the Company filed a Certificate of Amendment with the Secretary of State for the State of Florida to amend and restate its articles of incorporation to change its name from SkyPeople Fruit Juice, Inc. to Future FinTech Group Inc., effective immediately (“the Name Change”). The Name Change was approved by the Company’s Board of Directors on March 30, 2017 and by shareholders holding a majority of the Company’s issued and outstanding capital stock on March 31, 2017. In addition, effective as of June 6, 2017, the Company’s bylaws were amended and restated to reflect the Name Change.

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2017, we had spent approximately $18.6 million on various capital projects in Huludao Wonder and $5.4 million on projects in SkyPeople Suizhong, as described in the projects below using the proceeds from our public offering. The following descriptions present the capital projects on which we currently plan to use the proceeds from this offering. We review these projects and capital expenditures on a quarterly basis based on the market conditions and associated costs of these projects.

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

The main scope of the Yidu project includes the establishment of:

1.	one modern orange distribution and sales center (the “distribution center”);

2.	one orange comprehensive utilization deep processing zone (the “deep processing zone”), including:

a)	one 45 ton/hour concentrated orange juice and byproduct deep processing production line;

b)	one juice drink bottling production line with a capacity to produce 6,000 glass-bottle drinks per hour ;

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

On November 23, 2015, the Company started the construction of the Yidu project. As the Chinese government recently tightened environment regulations, the Company is in the process of adapting the new standards and the project has been delayed. Although the schedule for completion could change, the Company plans to finish the construction of the infrastructure of an office building, R&D center, fruit juice production facility and cold storage, and other areas in the fourth quarter of 2017.

Although the schedule for completion could change, the distribution center is planned to be completed by the second quarter of 2018, and the orange plantation is planned to be operational in the fourth quarter of 2017.

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

Pursuant to the Agreement, the Company is responsible for the construction and financing of the Project with a total investment of RMB 445.6 million (approximately $71.9 million) in buildings and equipment, which also includes a fee for the land use rights for the Project land in the amount of RMB 0.3 million per mu. The Committee is responsible for financing and constructing the basic infrastructure surrounding the Project, such as the main water supply, main water drainage, natural gas, electricity, sewage, access roads to the Project, natural gas and communications networks. As of the date of this report, the Company is in the process of building fruit juice production lines, a vegetable and fruit flash freeze facility, an R&D center and an office building. Although the schedule for completion could change, the Company plans to complete the construction of these facilities in the fourth quarter of 2017.

As of the date of this report, Mei County National Kiwi Fruit Wholesale Trading Center has started normal operations. There are a number of enterprises operating in the trading center including 12 express delivery companies, 4 logistic companies, four on-line sales companies, two packing companies and three agriculture companies. In addition, all government departments that are relevant to the operations of the Mei County National Kiwi Fruit Wholesale Trading Center have moved into the trading center. Currently, Mei County National Kiwi Fruit Wholesale Trading is building a data platform for agricultural products in the western part of China, an agricultural business incubator, and an online-to-offline agricultural products trading center. To meet this requirement, the Company is upgrading its software and the project has been delayed. The Company expects to complete its investment in the trading center in the fourth quarter of 2017, and believes that it will generate income from the trading center through various means, such as rental income from cold storage and shops, and income from logistic services.

As part of the Mei County National Kiwi Fruit Wholesale Trading Center project, on April 19, 2013, we established Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”) to engage in the business of producing kiwi fruit juice, kiwi puree, cider beverages, and related products. The total estimated investment was RMB 294 million. As the Chinese government recently tightened environment regulations, the Company is in the process of adapting to the new standards and the project has been delayed. We are now building fruit juice production lines, a vegetable and fruit flash freeze facility, an R&D center and an office building. Although the schedule for completion could change, we plan to complete construction in the second quarter of 2018.

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

Letter of Intent of Purchase of Biological Assets

In April 2016, the Company signed a letter of intent with Mei County Kiwifruits Investment and Development Corporation to purchase 833.5 mu (approximately 137 acres) of kiwifruits orchard in Mei County. The purchase price will be determined by a third party valuation company appointed by both parties. As of the date of this report, the valuation has not been completed and purchase price has not been settled. The Company paid RMB 200 million (approximately $30 million) as a deposit in the second quarter of 2016. The purchase is subject to government approval, approval by the Company’s Board of Directors and definitive agreement negotiated and signed by the parties. Pursuant to the letter of intent, the Deposit shall be returned to the Company within 10 working days upon the request of the Company if the kiwifruits orchard cannot be transferred to the Company according to the schedule. The Company expects to complete the purchase process in the fourth quarter of 2017. This deposit is recorded as other receivables in the company’s balance sheet as of June 30, 2017.

Leasing of Orchard

On August 3, 2016, Shaanxi Guoweimei Kiwi Deep Processing Company, an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 20,000 mu (approximately 3,292 square acres) of a kiwifruits orchard located in Mei County, Shaanxi Province, with the Di’erpo Committe of Jinqu Village, Mei County, Shaanxi for a term of 30 years, from August 5, 2016 to August 4, 2046. The annual leasing fee is RMB 1,250 (approximately $189) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016, 2026 and 2036. The Company made a payment of RMB 250 million (approximately $37.4 million) for the first 10 years’ leasing fees on August 15, 2016, which is recorded as prepayment in the Company’s balance sheet.

On August 15, 2016, Hedetang Agricultural Plantations (Yidu) Co., Ltd., an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 8,000 mu (approximately 1,317 square acres) of an orange orchard located in city of Yidu, Hubei Province, with the Yidu Sichang Farmers Association, Hubei Province, for a term of 20 years, from September 22, 2016 to September 21, 2036. The annual leasing fee is RMB 2,000 (approximately $306) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016 and 2026. The Company made a payment of RMB 160 million (approximately $24.0 million) for the first 10 years’ of leasing fees on September 20, 2016, which is recorded as prepayment in the Company’s balance sheet.

Highlights for the Three Months ended June 30, 2017

●	On April 12, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers (the “Purchasers”), pursuant to which the Company offered and sold to the Purchasers, in a registered direct offering, an aggregate of 862,097 shares of common stock, par value $0.001 per share. The Shares were sold to the Purchasers at a negotiated purchase price of $3.10 per share, for aggregate gross proceeds to the Company of $2,672,500, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. In a concurrent private placement, the Company also issued to the each of the Purchasers a warrant to purchase one (1) share of the Company’s Common Stock for each share purchased under the Purchase Agreement, pursuant to that certain Common Stock Purchase Warrant, by and between the Company and each Purchaser (each, a “Warrant”, and collectively, the “Warrants”). The Warrants will be exercisable beginning on the six month anniversary of the date of issuance at an initial exercise price of $5.20 per share and will expire on the five and a half year anniversary of the date of issuance.

●	On May 12, 2017, the Company’s Board of Directors’ approved the dissolution of the direct wholly-owned subsidiary, Pacific Industry Holding Group Co., Ltd., a company incorporated under the laws of the Republic of Vanuatu as there was no operating activates of this company currently the dissolution is in the process.

●	On May 20, 2017, the Company dissolved Harmony MN Inc., (“Harmony”), a company organized under the laws of the State of Delaware as there was no operating activates of this company currently.

●	On June 6, 2017, the Company filed a Certificate of Amendment with the Secretary of State for the State of Florida to amend and restate its articles of incorporation to change its name from SkyPeople Fruit Juice, Inc. to Future FinTech Group Inc., effective immediately (“the Name Change”). The Name Change was approved by the Company’s Board of Directors on March 30, 2017 and by shareholders holding a majority of the Company’s issued and outstanding capital stock on March 31, 2017. In addition, effective as of June 6, 2017, the Company’s bylaws were amended and restated to reflect the Name Change.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended June 30, 2017. These highlights are not intended to be a full discussion of our operating results for this quarter. These highlights should be read in conjunction with the following discussion and with our un-audited consolidated financial statements and notes thereto accompanying this Quarterly Report.

Results of Operations

Comparison of Three Months ended June 30, 2017 and 2016:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended June 30, 2017 and 2016, respectively (in thousands for the revenue):

	Three month ended June 30,		Change
	2017	2016	Amount	%
Concentrated apple juice and apple aroma	$31	$1,880	$(1,849)	(98%)
Concentrated kiwifruit juice and kiwifruit puree	117	431	(314)	(73%)
Concentrated pear juice	113	957	(844)	(88%)
Fruit juice beverages	2,504	5,457	(2,953)	(54%)
Others	12	1,504	(1,492)	(99%)
Total	$2,777	$10,229	$(7,452)	(73%)

Sales for the three months ended June 30, 2017 were $2.8 million, a decrease of $7.5 million, when compared to sales for the same period of the prior year. As a percentage, sales decreased by 73% for the three months ended June 30, 2017, when compared to total net sales for the same period of the prior year.

Sales from apple-related products as a percentage of total sales were 1% for the three months ended June 30, 2017, as compared to 18% for the same period of the prior year. The absolute amount of sales were $0.03 million for the three months ended June 30, 2017, a decrease of $1.8 million, when compared to the sales of $1.9 million for the same period of the prior year, mainly because of a sharp decrease in the unit price of apple-related products in the international market and a decrease in sales volume due to heavy competition. The Company sold approximately 460 tons of concentrated apple juice in the three months ended June 30, 2017, compared to 1,219 tons of concentrated apple juice in the same period of 2016.   Most of our concentrated apple juice was sold directly or indirectly to the international market. In 2017, international demand of concentrated apple juice from China has continued to drop. According to the data provided by Chinese Customs, the amount of exported concentrated apple juice from China declined by 7% in year 2016 as compared to 2015, and the unit price of exported concentrated apple juice from China declined by 10.8% in May of 2017 as compared to the same period of 2016. Over the past three years, the purchase price of fresh apples has increased, but the sales price of concentrated apple related products has remained low. Because of the negative trends in the international market and estimated lower margins, our YingKou and Huludao Wonder factories did not operate their concentrated apple juice production facilities in 2016 and the six months ended June 30, 2017, which caused a lower inventory of concentrated apple juice and required us to purchase supply from third-party manufacturers to meet demand.

Sales from concentrated kiwifruit juice and kiwifruit puree as a percentage of total sales were 4% for the three months ended June 30, 2017, and June 30, 2016, respectively. The absolute amount of sales were $0.1 million for the three months ended June 30, 2017, a decrease of $0.3 million, when compared to the sales of $0.4 million the same period of the prior year, primarily as a result of lower demand and a decrease in the amount of products sold in the second quarter of 2017 as compared to the same period of 2016.

Sales from concentrated pear juice as a percentage of total sales were 4% and 9% for the three months ended June 30, 2017, and June 30, 2016, respectively. The absolute amount of sales were $0.1 million for the three months ended June 30, 2017, a decrease of $0.9 million, when compared to sales of $1.0 million for the same period of the prior year, mainly because of a decrease in the unit price of the concentrated pear juice and a decrease in sales volume due to lower demand. We sold 1,149 and 1,314 tons of concentrated pear juice during the second quarters of 2017 and 2016, respectively.

Sales from our fruit juice beverages as a percentage of total sales were 90% and 53% for the three months ended June 30, 2017, and June 30, 2016, respectively. The absolute amount of sales were $2.5 million for the three months ended June 30, 2017, a decrease of $3.0 million, when compared to the sales of $5.5 million for the same period of the prior year, primarily due to a decrease in sales volume as a result of heavy competition in the China market.

Sales from other products were $0.01 million for the three months ended June 30, 2017 as compared to $1.5 million for the same period of prior year. The sale from other products for the three months ended June 30, 2016 was concentrated orange juice. We do not expect continued sales from other products as customers’ orders related to other products are not stable.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margins, which is gross profit as a percentage of the related revenues, for the three months ended June 30, 2017 and 2016, respectively (in thousands for the gross profit):

	Three months ended June 30,
	2017		2016
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$3	10%	$320	17
Concentrated kiwifruit juice and kiwifruit puree	36	31%	32	7%
Concentrated pear juice	21	19%	216	23%
Fruit juice beverages	1,226	49%	2,600	48%
Others	6	50%	43	3%
Total/Overall (for gross margin)	$1,292	47%	$3,211	31%

The consolidated gross profit for the three months ended June 30, 2017 was $1.3 million, a decrease of $1.9 million, from $3.2 million for the same period of 2016, primarily due to a decrease of dollar amounts of sales from all of our products.

The gross profit margin of concentrated apple juice for the second quarters of 2017 and 2016 were 10% and 17%, respectively. The decrease in gross margin was mainly due to a decrease in the sales price of concentrated apple juice in the international market.

The gross profit margin of concentrated kiwifruit juice and kiwifruit puree increased from gross loss margin of 7% for the three months ended June 30, 2016 to 31% gross profit margin for the same period of 2017, primarily due to an increase in the sales price of concentrated kiwifruit juice and kiwifruit puree during the second quarter of 2017.

The gross profit margin of the concentrated pear juice decreased from 23% to 19% for the second quarters of 2016 and 2017, respectively, primarily due to the higher costs of raw materials.

The gross profit margin of our fruit juice beverages increased slightly from 48% for the three months ended June 30, 2016, to 49% for the same period of 2017.

The gross profit margin of other products was 50% and 3% for the three months ended June 30, 2017 and June 30, 2016, respectively.  We purchased concentrated orange juice and sold such juice to our customers in the second quarter of 2016, which resulted in a lower margin.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended June 30, 2017 and 2016, respectively:

	Second quarter of 2017		Second quarter of 2016
	Amount	% of revenue	Amount	% of revenue
General and administrative	$3,077,013	111%	$1,007,113	10%
Selling expenses	311,078	11%	750,690	7%
Total operating expenses	$3,388,091	121%	$1,757,803	17%

Operating expenses increased for the three months ended June 30, 2017 compared to the corresponding period in 2016, mainly due to an increase in general and administrative expenses.

General and administrative expenses increased by $2.1 million, or 206%, from $1.0 million to $3.1 million for the three months ended June 30, 2017 compared to the same period of last fiscal year. The increase was primarily attributable to an increase in the amortization of leasing expenses associated with the kiwi orchard that the Company leased in Mei County and the city of Yidu. The Company has amortized $1.5 million as leasing expenses for the three months ended June 30, 2017.

Selling expenses decreased for the three months ended June 30, 2017 as compared to the same period in 2016, mainly due to a decrease in shipping and handling expenses as a result of a decrease in the volume of sales.

Other Income (Expense), Net

Other expenses, net were $564,406 and $684,458 for the three months ended June 30, 2017 and 2016, respectively. The decrease in other expenses was mainly due to an increase in subsidy income and a decrease in interest expense.

Interest expense decreased from $790,694 for the second quarter of 2016 to $595,313 for the same period of 2017, representing a decrease of $195,381. The decrease was primarily due to lower bank loan amounts and interest rates on our bank loans in the second quarter of 2017 as compared to the same period of 2016.

Income Tax

Our provision for income taxes was $198,663 for the three months ended June 30, 2017, a decrease $435,166, as compared to $633,829 for the same period of last year, due to lower income before taxes in the second quarter of 2017.

Noncontrolling Interests

As of June 30, 2017, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Hedetang Holding (HK) held a 73.42% interest in SkyPeople (China). TSD held a 26.36% interest in SkyPeople (China). Net income attributable to noncontrolling interests increased mainly due to the increase in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Comparison of Six Months ended June 30, 2017 and 2016:

Revenue

The following table presents our consolidated revenues for each of our main products for the six months ended June 30, 2017 and 2016, respectively (in thousands for the revenue):

	Six months ended June 30		Change
	2017	2016	Amount	%
Concentrated apple juice and apple aroma	$1,050	$7,140	$(6,090)	(85%)
Concentrated kiwifruit juice and kiwifruit puree	311	447	(136)	(30%)
Concentrated pear juice	1,036	1,114	(78)	(7%)
Fruit juice beverages	3,326	5,459	(2,133)	(39%)
Others	13	1,506	(1,493)	(99%)
Total	$5,736	$15,666	$(9,930)	(63%)

Sales for the six months ended June 30, 2017 were $5.7 million, a decrease of $9.9 million, when compared to net sales for the same period of the prior year. As a percentage, net sales decreased by 63% for the six months ended June 30, 2017, when compared to total net sales for the same period of the prior year.

Sales from apple-related products as a percentage of total sales were 18% for the six months ended June 30, 2017, as compared to 46% for the same period of the prior year. The absolute amount of sales were $1.1 million for the six months ended June 30, 2017, a decrease of $6.1 million, when compared to the sales of $7.2 million for same periods of the prior year, mainly because of a sharp decrease in the unit price of the apple-related products in the international market and a decrease in sales volume due to heavy competition. The Company sold approximately 1,620 tons of concentrated apple juice during the six months ended June 30, 2107 compared to 6,015 tons of concentrated apple juice in the same period of 2016.   Most of our concentrated apple juice was sold directly or indirectly to the international market. In 2017, international demand of concentrated apple juice from China has continued to drop. According to the data provided by Chinese Customs, the amount of exported concentrated apple juice from China declined by 7% in year 2016 as compared to 2015, and the unit price of exported concentrated apple juice from China declined by 10.8% in May of 2017 as compared to the same period of 2016. Over the past three years, the purchase price of fresh apples has increased, but the sales price of concentrated apple related products remained low. Because of the negative trends in the international market and estimated lower margins, our YingKou and Huludao Wonder factories did not operate their concentrated apple juice production facilities in 2016 and the six months ended June 30, 2017, which caused a lower inventory of concentrated apple juice and required us to purchase supply from third-party manufacturers to meet demand. As a result, the margin of our sales of concentrated apple juice was lower, and the sales volume also dropped significantly.

Sales from concentrated kiwifruit juice and kiwifruit puree as a percentage of total sales were 5% and 3% for the six months ended June 30, 2017, and June 30, 2016, respectively. The absolute amount of sales were $0.3 million for the three months ended June 30, 2017, a decrease of $0.1 million, when compared to the sales of $0.4 million the same period of the prior year, primarily as a result of the decreased amount of products sold in the six months ended June 30, 2017 as compare to same period of 2016 due to a decrease in market demand. We sold 118 and 295 tons of concentrated kiwifruit juice and kiwifruit puree during the six months ended June 30, 2017 and June 30, 2016, respectively.

Sales from concentrated pear juice as a percentage of total sales were 18% and 7% for the six months ended June 30, 2017, and June 30, 2016, respectively. The absolute amount of sales were $1.0 million for the six months ended June 30, 2017, a decrease of $0.1 million, when compared to the sales of $1.1 million for the same period of the prior year, mainly because of a decrease in the unit price of the concentrated pear juice due to a decrease in customer demand. We sold 2,302 and 1,513 tons of concentrated pear juice during the six months ended June 30, 2017 and June 30, 2016, respectively.

Sales from our fruit juice beverages as a percentage of total sales were 58% and 35% for the six months ended June 30, 2017, and June 30, 2016, respectively. The absolute amount of sales were $3.3 million for the six months ended June 30, 2017, a decrease of $2.2 million, when compared to the sales of $5.5 million for the same period of the prior year, primarily due to a decrease in sales volume as a result of heavy competition in the China market.

Sales from other products were $0.01 million for the six months ended June 30, 2017 as compared to $1.5 million for the same period of the prior year. The sales from other products for the six months ended June 30, 2016 were concentrated orange juice. We do not expect continued sales from other products as customers’ orders related to other products are not stable.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the six months ended June 30, 2017 and 2016, respectively (in thousands for the gross profit):

	Six months ended June 30,
	2017		2016
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$32	3%	$365	5%
Concentrated kiwifruit juice and kiwifruit puree	81	26%	24	5%
Concentrated pear juice	147	14%	220	20%
Fruit juice beverages	1,561	47%	2,601	48%
Others	6	46%	44	3%
Total/Overall (for gross margin)	$1,827	32%	$3,254	21%

The consolidated gross profit for the six months ended June 30, 2017 was $1.8 million, a decrease of $1.4 million, from $3.2 million for the same period of 2016, primarily due to a decrease of revenue for the reasons discussed above.

The gross profit margin of concentrated apple juice for the six months ended June 30, 2017 and 2016 were 3% and 5%, respectively. The decrease in gross margin was mainly due to a decrease in the sales price of concentrated apple juice in the international market.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree increased from 5% for the six months ended June 30, 2016 to 26% for the same period of 2017, primarily due to an increase in production during the six months ended June 30, 2017, which resulted in a lower ratio of fixed expenses to the unit cost of our products. In addition, there was a decrease in the purchase prices of fresh kiwi purchased in the last squeezing season.

The gross profit margin of the concentrated pear juice decreased from 20% for the six months ended June 30, 2016 to 14% for the same period of 2017, primarily due to the higher costs of raw material and the lower unit price.

The gross profit margin of our fruit juice beverages decreased slightly from 48% for the six months ended June 30, 2016 to 47% for the same period of 2017.

The gross profit margin of other products was 46% and 3% for the six months ended June 30, 2017 and June 30, 2016, respectively.  We purchased concentrated orange juice and sold such juice to our customers in the second quarter of 2016, which resulted in a lower margin.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the six months ended June 30, 2017 and 2016, respectively:

	First half of 2017		First half of 2016
	Amount	% of revenue	Amount	% of revenue
General and administrative	$5,932,342	103%	$1,687,057	11%
Selling expenses	505,957	9%	1,611,830	10%
Total operating expenses	$6,438,299	112%	$3,298,887	21%

Operating expenses increased for the six months ended June 30, 2017 compared to the corresponding period in 2016, mainly due to an increase in general and administrative expenses.

General and administrative expenses increased by $4.2 million, or 252%, from $1.7 million to $5.9 million for the six months ended June 30, 2017 compared to the same period of the last fiscal year. The increase was primarily attributable to an increase in the amortization of leasing expenses of kiwi orchard that the Company leased in Mei County and city of Yidu. The Company has amortized $2.0 million as leasing expenses for the six months ended June 30, 2017.

Selling expenses decreased for the six months ended June 30, 2017 as compared to the same period in 2016, mainly due to a decrease in shipping and handling expenses as a result of a decrease in volume of sales.

Other Income (Expense), Net

Other expenses, net were $422,015 for the six months ended June 30, 2017 and other expenses, net were $239,813 for the same period of 2016. The increase in other expenses for the six months ended June 30, 2017 was mainly due to a decrease in subsidy income, interest income and an increase in consulting fees related to a capital lease, which was partially offset by a decrease in interest expense.

Interest expense for the six months ended June 30, 2017 was $626,109, representing a decrease of $373,250 or 37%, as compared to interest expense of $999,359 for the same period of 2016.  The decrease was primarily due to lower bank loan amounts and interest rates on our bank loans in the six months ended June 30, 2017 as compared to the same period of 2016.  Consulting fees related to a capital lease were $140,209 for the six months ended June 30, 2017 as compared to $62,777 in same period of 2016. Subsidy income for the six months ended June 30, 2017 was $342,124, a decrease of $208,022, as compared to $550,146 for the same period of prior year. The subsidy income for the six months ended June 30, 2017 mainly represents the value-added tax rebates provided on our exports and the subsidy income for the same period of the prior year was mainly related to our Yidu Project.

Income Tax

Our provision for income taxes decreased for the six months ended June 30, 2017 versus the same period of 2016, due to lower income before taxes in the first half of 2017.

Noncontrolling Interests

As of June 30, 2017, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo and Hedetang Holding (HK) held a 73.42% interest in SkyPeople (China). TSD held a 26.36% interest in Skypeople (China). Net income attributable to noncontrolling interests increased mainly due to the increase in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $4,417,789, an increase of $3,274,204, or 286%, from $1,143,585 as of December 31, 2016. The increase in cash, cash equivalents and restricted cash was mainly due to cash received in our direct registered offering. On April 12, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers (the “Purchasers”), pursuant to which the Company offered and sold to the Purchasers, in a registered direct offering, an aggregate of 862,097 shares of common stock for aggregate gross proceeds to the Company of $2,672,500, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. We expect that the projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit to provide sufficient capital to meet our projected operating cash requirements at least for the next 12 months, which does not take into account any potential expenditures related to the possible expansions of our current production capacity.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $22,069,105 as of June 30, 2017, a decrease of $3,869,916 from working capital of $25,939,021 as of June 30, 2016 mainly due to an increase in current liabilities. During the six months ended June 30, 2017, net cash provided by our operating activities was $86,477 compared to net cash provided by operating activities of $6,555,446 during the same period of 2016. The decrease in cash flow provided by operating activities was primarily due to a decrease in net income of $4.3 million.

During the six months ended June 30, 2017 and June 30, 2016, our investing activities used net cash of $1,188,755 and $32,319,879 respectively. We made a refundable deposit about $30 million pursuant to a letter of intent to purchase kiwifruits orchard during the first six months ended June 30, 2016, as discussed above.

During the six months ended June 30, 2017, our financing activities generated net cash inflow of $4,963,941 as compared to net cash inflow of $22,860,719 in the same period of 2016. The decrease in cash inflow from financing activities was mainly due to a decrease in capital contributions of $13,961,512 by TSD. During the first half of 2017, the Company borrowed $2,021,142 on bank loans, and the Company repaid $594,290 on bank loans for the same period of last year.

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

As of June 30, 2017, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

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

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2017, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013. Based on this assessment, our management concluded that, as of June 30, 2017, there is a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2015, China Cinda Asset Management Co., Ltd. Shaanxi Branch (“Cinda Shaanxi Branch”) filed two enforcement proceedings with Xi’an Intermediate People’s Court against the Company for alleged defaults pursuant to guarantees by the Company to its suppliers for a total amount of RMB 39,596,250, or approximately $6.1 million.

In June 2014, two long term suppliers of pear, mulberry, kiwi fruits to the Company requested the Company to provide guarantees for their loans with Cinda Shaanxi Branch. Considering the long term business relationship and to ensure the timely supply of raw materials, the Company agreed to provide guarantees upon the value of the raw materials supplied to the Company. Because Cinda Shaanxi Branch is not a bank authorized to provide loans, it eventually provided financing to the two suppliers through purchase of accounts receivables of the two suppliers with the Company. In July, 2014, the parties entered into two agreements - Accounts Receivables Purchase and Debt Restructure Agreement and Guarantee Agreements for Accounts Receivables Purchase and Debt Restructure. Pursuant to the agreements, Cinda Shaanxi Branch agreed to provide a RMB 100 million credit line on a rolling basis to the two suppliers and the Company agreed to pay its accounts payables due to the two suppliers directly to Cinda Shaanxi Branch and provided guarantees for the two suppliers. In April 2015, Cinda Shaanxi Branch stopped providing financing to the two suppliers and the two suppliers were unable to continue the supply of raw materials to the Company. Consequently, the Company stopped making any payment to Cinda Shaanxi Branch.

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

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay a 40 million RMB (approximately $5.80 million) bank loan, plus interest. The loan became due on its maturity date on December 9, 2016. On December 19, 2016, the Court accepted the case. The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date. Wonder Fruit believes the interest charged by Suizhong Branch is 100% higher than the base rate set by China People’s Bank and is not in consistent with China People’s Bank’s base interest and floating rate. The Court has temporarily frozen the land and real property of the Wonder Fruit that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by Wonder Fruit for its business. Wonder Fruit is currently in discussions with the Suizhong Branch on repayment of the bank loan and a reduction of the interest due thereon.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	filed herewith

+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTURE FINTECH GROUP INC.

By:	/s/ Hongke Xue
Hongke Xue
Chief Executive Officer
(Principal Executive Officer)
August 15, 2017

By:	/s/ Hanjun Zheng
Hanjun Zheng
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)
August 15, 2017

