Form 10-Q
period 2017-09-30
Future FinTech Group Inc.
filed 2017-11-20
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 001-34502

Future FinTech Group Inc.
(Exact name of registrant as specified in its charter)

Florida	98-0222013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23F, China Development Bank

Tower, No. 2, Gaoxin 1st Road,

Xi’an, PRC

710075

(Address of principal executive offices including zip code)

86-29-81878277

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Class	Outstanding at November 16, 2017
Common Stock, $0.001 par value per share	5,173,187

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FUTURE FINTECH GROUP INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$4,545,501	$1,143,585
Accounts receivable, net of allowance of $111,942 as of September 30, 2017 and December 31, 2016, respectively	506,149	7,325,773
Other receivables	31,493,950	28,417,194
Inventories	4,236,014	3,041,300
Deferred tax assets	3,566,442	3,566,442
Advances to suppliers and other current assets	54,230,726	58,132,189
TOTAL CURRENT ASSETS	98,578,782	101,626,483

PROPERTY, PLANT AND EQUIPMENT, NET	85,356,432	81,523,569
LAND USE RIGHT, NET	32,912,504	31,854,360
LONG TERM ASSETS	2,915,518	2,789,390
DEPOSITS	44,969,613	43,867,228
TOTAL ASSETS	$264,732,849	$261,661,030

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$22,108,242	$16,569,988
Accrued expenses	29,985,762	27,449,664
Income tax payable	-	3,590,084
Advances from customers	470,230	696
Short-term bank loans	30,836,535	29,364,279
TOTAL CURRENT LIABILITIES	83,400,769	76,974,711

NON-CURRENT LIABILITIES
Obligations under capital leases	17,301,683	14,494,003
TOTAL NON-CURRENT LIABILITIES	17,301,683	14,494,003
TOTAL LIABILITIES	100,702,452	91,468,714

EQUITY

Future Fintech Group Inc., Stockholders’ equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value; 8,333,333 shares authorized; 5,173,187 and 4,061,090 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	5,173	4,061
Additional paid-in capital	108,020,656	105,366,887
Retained earnings	85,776,599	100,237,011
Accumulated other comprehensive loss	(64,240,263)	(70,579,747)
Total Future FinTech Group Inc. stockholders’ equity	129,562,165	135,028,212
Non-controlling interests	34,468,232	35,164,104
TOTAL EQUITY	164,030,397	170,192,316
TOTAL LIABILITIES AND EQUITY	$264,732,849	$261,661,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$4,443,710	$10,590,973	$10,179,416	$26,256,579
Cost of goods sold	4,519,587	7,525,561	8,427,936	19,937,371
Gross profit	(75,877)	3,065,412	1,751,480	6,319,208

Operating Expenses
General and administrative expenses	8,660,710	1,009,520	14,593,052	2,696,577
Selling expenses	221,684	1,107,677	727,641	2,719,507
Total operating expenses	8,882,394	2,117,197	15,320,693	5,416,084

Income (loss) from operations	(8,958,271)	948,215	(13,569,213)	903,124

Other income (expense)
Interest income	-	13,747	2,032	160,370
Subsidy income	573,040	(8,916)	915,164	541,230
Interest expenses	(112,743)	(688,904)	(738,705)	(1,688,263)
Other income (expenses)	2,238,382	(69,557)	2,098,173	(6,780)
Total other income (expenses)	2,698,679	(753,630)	2,276,664	(993,443)

Income (loss) before income tax	(6,259,592)	194,585	(11,292,549)	(90,319)
Income tax provision	(1,825)	250,453	258,260	884,282
Net loss	(6,257,767)	(55,868)	(11,550,809)	(974,601)

Less: Net loss attributable to non-controlling interests	(2,971,298)	(364,742)	(2,767,477)	(127,278)

NET LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	(9,229,065)	(420,610)	(14,318,286)	(1,101,879)

Discontinued Operations (Note 11)
Loss from discontinued operations	(45,418)	-	(142,126)	-
NET LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	(9,274,483)	(420,610)	(14,460,412)	(1,101,879)

Other comprehensive income (loss)
Foreign currency translation adjustment	4,953,922	228,830	7,912,158	1,215,660
Comprehensive income (loss)	(1,349,263)	172,962	(4,500,777)	241,059
Comprehensive income (loss) attributable to non-controlling interests	1,195,760	(24,844)	452,317	8,613,955
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	$(153,503)	$148,118	$(4,048,460)	$8,855,014

Loss per share:
Basic loss per share from continued operations	(1.89)	(0.28)	(3.01)	(0.28)
Basic loss per share from discontinued operations	(0.01)	-	(0.03)	-
Basic loss per share from net income	(1.90)	(0.28)	(3.04)	(0.28)
Diluted loss per share:
Diluted loss per share from continued operations	(1.86)	(0.28)	(2.97)	(0.28)
Diluted loss per share from discontinued operations	(0.01)	-	(0.03)	-
Diluted loss per share from net income	(1.87)	(0.28)	(3.00)	(0.28)

Weighted average number of shares outstanding
Basic	4,751,552	3,887,435	4,751,552	3,887,435
Diluted	4,814,052	3,887,435	4,814,052	3,887,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,460,412)	$(1,101,879)
Adjustments to reconcile net income to net cash provided by operating activities
Minority interest	2,767,477	127,278
Depreciation and amortization	2,341,178	3,739,607
Changes in operating assets and liabilities
Accounts receivable	6,908,544	42,466,850
Notes receivable	-	(986,502)
Other receivable	(1,248,917)	(2,643,904)
Advances to suppliers and other current assets	5,384,278	(15,639,125)
Inventories	(1,021,369)	(1,398,802)
Accounts payable	(115,060)	10,522,211
Accrued expenses	1,250,827	347,377
Income tax payable	(796,119)	(1,134,706)
Advances from customers	453,592	(187,952)
Net cash provided by (used in) operating activities	1,464,019	34,110,453

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment	(1,042,191)	(28,386)
Proceeds from disposal of plant, property and equipment	-	334,236
Prepayment for other assets	851,294	(91,914,922)
Purchase of intangible assets	-	(1,321,964)
Net cash used in investing activities	(190,897)	(92,931,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock	4,880,921	16,377,868
Decrease in restricted cash	-	3,030,579
Proceeds from short-term notes	139,599	136,376
Repayment of short-term bank loans	(690,739)	(2,103,222)
Repayment of long term debt	-	(1,216,791)
(Repayment) proceeds from related party loan	2,079,369	(239,928)
Payment for capital lease	-	7,982,400
Net cash provided by financing activities	6,409,150	23,967,282

Effect of change in exchange rate	(4,280,356)	(12,621,060)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,401,916	(47,474,361)
Cash and cash equivalents, beginning of period	1,143,585	50,006,914
Cash and cash equivalents, end of period	$4,545,501	$2,532,553

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$737,651	$1,176,401
Cash paid for income taxes	$258,260	$884,282

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$851,294	$91,914,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2017 and the results of operations and cash flows for the periods ended September 30, 2017 and 2016. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2017. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date.

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

Organizational Structure

Our current organizational structure is set forth in the diagram below:

(1)	Xi’an Qinmei Food Co., Ltd., an entity not affiliated with the Company, owns the remaining 8.85% of the equity interest in Shaanxi Qiyiwangguo.
(2)	Formerly known as Shaanxi Tianren Organic Food Co. Ltd.
(3)	Hedetang Foods Industry (Yidu) Co., Ltd., formerly known as SkyPeople Juice Group Yidu Orange Products Co., Ltd., was established on March 13, 2012. Its scope of business includes deep processing and sales of oranges.
(4)	Hedetang Agricultural Plantations (Yidu) Co., Ltd., formerly known as Hedetang Fruit Juice Beverages (Yidu) Co., Ltd., was established on March 13, 2012. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, farm products; fresh fruit picking; research, training and promotion of planting and breeding technology.
(5)	SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. was established on April 26, 2012. Its scope of business includes the initial processing, quick-freezing and sales of agricultural products and related by-products.
(6)	Hedetang Farm Products Trading Market (Mei County) Co., Ltd., formerly known as SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. (“Kiwi Fruit & Farm Products”) was established on April 19, 2013. Its scope of business includes preliminary processing of agricultural and subsidiary products, establishment of trading markets for agriculture products, and similar activities.
(7)	Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. was established on April 19, 2013. Its scope of business includes producing kiwi fruit juice, kiwi puree, cider beverages, and similar products.
(8)	Xi’an Hedetang Fruit Juice Beverages Co., Ltd. (“Xi’an Hedetang”) was established on March 31, 2014. Its scope of business includes the production and sales of fruit juice beverages. On August 10, 2017, it changed its name to Xi’an Hedetang Nutritious Food Research Institute Co., Ltd.
(9)	Xi’an Cornucopia International Co., Ltd. (“Cornucopia”) was established on July 2, 2014. Its scope of business includes the retail and wholesale of pre-packaged food.
(10)	Shaanxi Fruitee Fun Co., Ltd. (“Fruitee Fun”) was established on July 3, 2014. Its scope of business includes retail and wholesale of pre-packaged food. Shaanxi Fruitee Fun Co., Ltd. (also known as Shaanxi Guoweiduomei Beverage Co., Limited) changed its name to Hedetang Foods Industry (Xi’an) Co., Ltd. (“Foods Industry Xi’an”) on July 5, 2016. On June 6, 2017, it again changed its name to HedeJiachuan Foods (Xi’an) Co. Ltd.
(11)	Hedetang Holding Group Co., Ltd., formerly known as Hedetang Holding Co., Ltd., (“Hedetang Holding”) was established on July 21, 2014. Its scope of business includes corporate investment consulting, corporate management consulting, corporate image design and corporate marketing planning. On June 14, 2017, it changed its name to HedeJiachuan Holding Group Co. Ltd.

(12)	The Company acquired Huludao Wonder Co. Ltd. (“Huludao”) on September 10, 2008. Its scope of business mainly includes the manufacture and sale of concentrated fruit juice and fruit juice beverages.
(13)	The Company acquired Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) on November 25, 2009. Its scope of business mainly includes the manufacture of concentrated fruit juice.
(14)	Hedetang Foods Industry (Jingyang) Co., Ltd. was established on September 7, 2016. Its scope of business includes processing, storage and sales of farm products, fruits, tea and snacks; as well as research and promotion of processing technology of organic agriculture, fruit industry and agricultural products.
(15)	HedeJiachuan Foods (Yichang) Co. Ltd (“Hedejiachuan Yichang”), formerly known as Hedetang Farm Products Trading Market (Yidu) Co., Ltd., and Hedetang Foods Industry (Yichang) Co., Ltd, was established on March 23, 2016. Its scope of business includes construction, operation, and property management of a farm products trading market; e-commerce services forfarm products; and construction and operation management of an e-commerce information platform.
(16)	Xi’an Hedetang E-Commerce Co., Ltd. was established on April 21, 2016. Its scope of business includes online sales of pre-packaged foods and bulk foods.
(17)	The Company acquired Hedetang Foods (China) Co., Ltd. (“Hedetang Foods China”) on May 18, 2016 through the acquisition of Belking Foods Holdings Group Co., Ltd., the 100% indirect shareholder of Hedetang Foods China, on the same date. The scope of business of Hedetang Foods China includes wholesale and retail of food and beverages; import and export trade of fruit, vegetables, and dried fruit; packaging; logistics and distribution; online sales; and business management consulting services.
(18)	Hedetang Agricultural Plantations (Mei County) Co., Ltd. was established on September 2, 2016. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, Chinese herbal medicine, and farm products; fresh fruit picking; research, training and promotion of planting and breeding technology, development and training for E-commerce and online sales of agricultural and sideline products. On September 6, 2017, it changed its name to Shaanxi China Agricultural Silk Road Farm Products Trading Center Co., Ltd.
(19)	Hedetang Foods Industry (Zhouzhi) Co., Ltd. was established on November 29, 2016. Its scope of business includes production, processing and sales of kiwifruit wine, juice, puree and beverages; storage and sales of fresh fruits; and import and export of a variety of products and technology.
(20)	Future FinTech (HongKong) Limited (“FintTech HK”), formerly known as Future World Trading (Hong Kong) and SkyPeople International Trading (HK) Limited, was first established on July 27, 2016. It mainly engages in the import and export of food products.
(21)	GlobalKey Supply Chain Limited formerly known as Shaanxi Quangoutong E-commerce Inc., was acquired on May 27, 2017. Its main business scope includes computer hardware and software equipment, electronic products and communication equipment, computer network engineering design, business information consultation, online sales and online marketing, and investment management.
(22)	Xi’an Taizhan Financial Management Co. Ltd (“Xi’an Taizhan”) was established on March 17, 2017. Its main business scope includes financial management consulting, business information consulting and engineering information consulting, enterprise management consulting and feasibility analysis and editing of project construction.
(23)	Shaanxi Heying Trading Co. Ltd was established on December 17, 2009. Its main business scope includes the sales of pre-packaged food and bulk food; import and export of goods and technology; food technology research and development; business management and consulting, and corporate planning services.
(24)

Zhonglian Hengxin Assets Management Co., Ltd. (“Zhonglian Hengxin”) was established. Its main business scope includes asset management (except for financial, securities, futures and other restricted items); asset acquisition, asset disposal and asset operation (except for financial, securities, futures and other restricted items); planning and advisory for corporate restructure and merger and acquisition; equity and real estate investment (no public offerings, only owned assets investment); financial business process outsourcing entrusted by financial institutions; financial information technology outsourcing entrusted by financial institutions; financial knowledge process outsourcing. Businesses that require approval by government agencies shall only operate within the scope of such approval.

(25)	Shenzhen Hedetang Industrial Co., Ltd. (Shenzhen Hedetang) was established on September 29, 2017. Its main business scope includes industrial projects; domestic trade; and import and export businesses.
(26)	Hedejiachuan (HK) Holdings Limited, formerly known as SkyPeople Foods International Holdings (HK) Limited and later Hedetang Holdings (Asia-Pacific) Limited, was established on January 13, 2012. It was established mainly to engage in the import and export of food products.

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $1,246 and $409,294 for the three months ended September 30, 2017 and 2016, respectively; and $327,097 and $451,331 for the nine months ended September 30, 2017 and 2016, respectively; are reported in the Consolidated Statements of Income and Comprehensive Income (Loss) as a component of selling expenses.

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

Earnings Per Share (“EPS”)

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

In August 2017, the FASB issued ASU 2017-12. ASU 2017-12 amends the hedge accounting model in Accounting Standards Codification (“ASC”) 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. ASU 2017-12 expands an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance in ASU 2017-12 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, and is effective for the Company beginning July 1, 2019. Early adoption is permitted in any interim period or fiscal year before the effective date. Adoption of ASU 2017-12 did not have any other material effect on the results of operations, financial position or cash flows of the Company.

There were no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2017, compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that are of significance or potential significance to us.

3.	Inventories

Inventories by major categories are summarized as follows:

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

Raw materials and packaging	$3,132,001	$1,107,857
Finished goods	1,104,013	1,933,443
Inventories	$4,236,014	$3,041,300

4.	Related Party Transaction

Sales to Related Party

The Company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. (“Fullmart”) for approximately $58,972 and $102,423 for the nine months ended September 30, 2017 and 2016, respectively. The accounts receivable balances were approximately $0 and $308,304 as of September 30, 2017 and December 31, 2016, respectively. Fullmart is a company indirectly beneficially-owned by a member of our Board of Directors (and former Chairman and Chief Executive Officer), Mr. Yongke Xue.

Long-term Loan – Related Party

There were no short-term loans to a related party as of each of September 30, 2017 and 2016.

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

On October 16, 2015, the Company entered into a Share Purchase Agreement with the Lender to sell 5,321,600 shares (not giving effect to the reverse split of the Company’s common stock) of the common stock of the Company at the price of $7,982,400, which was paid by cancellation of the loan by the Lender. On March 10, 2016, the Lender canceled the loan and the shares were issued to the Lender.

5.	Concentrations

(1)	Concentration of Customers

Sales to our five largest customers accounted for approximately 4% and 37% of our net sales during the three months ended September 30, 2017 and 2016, respectively. There was no single customer representing over 10% of total sales for the three months ended September 30, 2017 and September 30, 2016, respectively.

(2)	Concentration of Suppliers

One supplier accounted for 11% and 66% of our purchases for the three months ended September 30, 2017 and September 30, 2016, respectively.

6.	Issuance of Common Stock and Warrants

On February 28, 2017, the Company issued options to purchase 62,500 shares of the Company’s common stock with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2011 Stock Incentive Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant to three of the Company’s employees pursuant to the 2011 Stock Incentive Plan, which was approved by the Company’s shareholders at the annual stockholders meeting on August 18, 2011. These options vested immediately on the grant date with a fair market value of $223,375 based on the fair value of $3.57 per share, which was determined by using the Black Scholes option pricing model. The Company recognized stock-based compensation expense of $223,375 in the first quarter of fiscal year 2017 under the 2011 Stock Incentive Plan.

On March 29, 2017, the Company issued 250,000 shares of the Company’s unrestricted common stock to six of the Company’s employees pursuant to our Omnibus Equity Plan, which was approved by the Company’s shareholders at the annual stockholders meeting on November 19, 2015. The Company recorded an expense of $250 in the first quarter of fiscal year 2017 under the Omnibus Equity Plan, reflecting a par value of $0.001 per share of the Company’s common stock.

The Company’s Omnibus Equity Plan permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 250,000 shares of Common Stock.

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

In a concurrent private placement, the Company also issued to each of the Purchasers a warrant to purchase one (1) share of the Company’s Common Stock for each share purchased under the Purchase Agreement, pursuant to that certain Common Stock Purchase Warrant, by and between the Company and each Purchaser (each, a “Warrant”, and collectively, the “Warrants”). The Warrants will be exercisable beginning on the six month anniversary of the date of issuance at an initial exercise price of $5.20 per share and will expire on the five and a half year anniversary of the date of issuance.

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

In connection with the private placement and in accordance with the Purchase Agreement, the Company was required to file a registration statement on Form S-1 within 45 calendar days after the date of the Purchase Agreement to provide for the resale of the Warrant Shares. The Company filed a registration statement on Form S-1 (File No. 333-218276) on May 26, 2017, which was declared effective on June 12, 2017.

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

Per the terms of the Purchase Agreement, the Company and the Purchasers agreed to the following: (i) that subject to certain exceptions, the Company will not, within the ninety day period immediately following the closing of the offering, enter into any agreement to issue or announce the issuance or proposed issuance of any securities; (ii) the Company will not, during the period in which the Warrants are outstanding, enter into an agreement to effect a “Variable Rate Transaction,” as that term is defined in the Purchase Agreement; and (iii) until the one-year anniversary of the closing of the offering, the Company will not undertake a reverse or forward stock split or reclassification of the Common Stock without the prior written consent of the Purchasers holding a majority in interest of the Shares then outstanding and still held by them, subject to certain exceptions.

The Company also agreed to indemnify each of the Purchasers against certain losses resulting from its breach of any representations, warranties or covenants under agreements with each of the Purchasers, as well as under certain other circumstances described in the Purchase Agreement.

7.	Share Split

On March 10, 2016, the Company filed with the Florida Secretary of State’s office an amendment to its Articles of Incorporation (the “Articles of Amendment”). As a result of the Articles of Amendment, the Company authorized and approved a 1-for-8 reverse stock split of the Company’s authorized shares of common stock from 66,666,666 shares to 8,333,333 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The common stock remains at a par value of $0.001. No changes were made to the number of authorized preferred shares of the Company, which remains at 10,000,000, none of which have been issued. The amendment to the Articles of Incorporation of the Company took effect on March 16, 2016.

8.	Transfer of Shares

On March 11, 2016, SkyPeople Juice International Holding (HK) Limited (“Skypeople HK”), a wholly owned subsidiary of SkyPeople Fruit Juice, Inc. (the “Company”) and a 99.78% owner of SkyPeople Juice Group Co., Ltd. (“Skypeople China”) entered into a Share Transfer Agreement and a Capital Contribution (the “Agreements”) with Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd. (the “TSD”), a limited liability corporation registered in China.

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

Pursuant to the Agreements, TSD shall acquire 112,809,100 shares of Skypeople China from Skypeople HK and shall make a total capital contribution of RMB 131,761,028.80 (approximately $20,270,928) to Skypeople China, which is calculated based upon 8 times of Skypeople China’s net profit per share for 2014 (about RMB 0.146 per share) multiplied by 112,809,100 shares. RMB 112,809,100 out of the RMB 131,761,028.80 (the “Capital Contributions”) shall be used as payment for outstanding capital contributions due to Skypeople China by Skypeople HK and the remaining RMB 18,951,928.80 (approximately $2,915,681) shall be used as additional capital contribution to Skypeople China and shall be deposited into Skypeople China’s capital surplus account. On March 18, 2016, TSD paid the full Capital Contributions to Skypeople China and the shares were transferred, resulting in TSD owning 112,809,100 shares, or 26.36%, of Skypeople China.

On June 15, 2016, Hedetang Holdings Co., Ltd. (“Hedetang”), a wholly owned subsidiary of the Company, entered into a Share Transfer Agreement (the “Agreement”) with Shaanxi New Silk Road Kiwifruit Group Inc. (“NSR”), a limited liability corporation registered in China. Pursuant to the Agreement, NSR was to acquire 51% of the equity shares of Shaanxi Guoweiduomei Beverage Co, Limited, a wholly owned subsidiary of Hedetang (the “Shares”). The tentative total transfer price for the Shares was 300 million RMB (approximately $46 million). NSR was to pay the total transfer price to Hedetang within six months of the effective date of the Agreement.

On July 5, 2016, Hedetang completed the registration of 51% of its shares in Shaanxi Guoweiduomei Beverage Co., Limited under the name of NSR with China’s State Administration for Industry and Commerce. Pursuant to the terms of the Agreement, the transferred shares were still under the control of Hedetang until it receives full payment from NSR. On January 20, 2017, the Company’s Board of Directors approved the termination of the Agreement with NSR because the local government authority had not approved the transaction contemplated thereby and the Company had not received the required payment within six months of the effective date of the Agreement. On January 26, 2017, Hedetang executed a Termination Agreement for the Share Transfer Agreement with NSR. Pursuant to the Termination Agreement, Hedetang agreed not to claim any compensation or penalty against NSR under the Agreement and NSR agreed to cooperate with Hedetang to complete the process to transfer share ownership back to the Hedetang within 60 days of the date of the Termination Agreement. On March 15, 2017, NSR transferred the share ownership back to Hedetang.

9.	Other Receivables

As of September 30, 2017, the balance of other receivables was $31,493,950, which mainly consisted of a deposit of approximately $30 million for the purchase of a kiwi orchard in Mei County.

In April 2016, the Company signed a letter of intent with Mei County Kiwifruits Investment and Development Corporation to purchase 833.5 mu (approximately 137.3 acres) of kiwifruits orchard in Mei County. The purchase price will be determined by a third party valuation company appointed by both parties. As of the date of this report, the valuation has not been completed. The Company paid RMB 200 million (approximately $30 million) as a deposit (the “Deposit”) in the second quarter of 2016. The purchase is subject to government approval, approval by the Company’s Board of Directors and a definitive agreement negotiated and signed by the parties. As Mei County is in the process of governmental personnel change, the approval was delayed. Pursuant to the letter of intent, the Deposit shall be returned to the Company within 10 working days upon the request of the Company if the kiwifruits orchard cannot be transferred to the Company according to the schedule. The Company expects to complete the purchase process in the second quarter of 2018. As the transaction is not completed, the Company recorded this deposit as other receivables in its balance sheet.

10.	Deposit

As of September 30, 2017, the balance of deposits was $44,969,613, which mainly consisted of a balance of approximately $28.3 million for the leasing fee for the kiwifruits orchard in Mei County and a balance of approximately $15.4 million for the leasing fee for the orange orchard in Yidu city.

On August 3, 2016, Shaanxi Guoweimei Kiwi Deep Processing Company, an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 20,000 mu (approximately 3,292 acres) of a kiwifruits orchard located in Mei County, Shaanxi Province, with the Di’ErPo Committee of Jinqu Village, Mei County, Shaanxi for a term of 30 years, from August 5, 2016 to August 4, 2046. The annual leasing fee is RMB 1,250 (approximately $189) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016, 2026 and 2036. The Company made a payment of RMB 250 million (approximately $36.2 million) for the first 10 years’ leasing fees on August 15, 2016, which is recorded as deposit in the Company’s balance sheet. The Company has amortized $1.9 million as expenses for the nine months ended September 30, 2017.

On August 15, 2016, Hedetang Agricultural Plantations (Yidu) Co., Ltd., an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 8,000 mu (approximately 1,317 acres) of an orange orchard located in the city of Yidu, Hubei Province, with the Yidu Sichang Farmers Association, Hubei Province, for a term of 20 years, from September 22, 2016 to September 21, 2036. The annual leasing fee is RMB 2,000 (approximately $306) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016 and 2026. The Company made a payment of RMB 160 million (approximately $23.2 million) for the first 10 years’ of leasing fees on September 20, 2016, which is recorded as deposits in the Company’s balance sheet. The Company has amortized $1.7 million as expenses for the nine months ended September 30, 2017.

11.	Discontinued Operation

The Company’s Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses in the three fiscal years prior to 2016 and its cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operating results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Huludao in December 2016, and ceased the depreciation of the property in accordance with SFAS No. 144. In fiscal year 2016, the Company recorded an impairment loss of $2.4 million with respect to the concentrated fruit juice production equipment in Huludao Wonder. In accordance with the restructuring plan, the Company intends to transfer the concentrated fruit juice production equipment in Huludao Wonder to another subsidiary and to sell the land and facilities upon favorable circumstances. As the Company does not expect to sell the assets of Huludao Wonder in the near future, the assets were not recorded as assets held for sale as of September 30, 2017. The book value of the land usage right was $4,460,936 and the book value of the building was $15,848,879 as of September 30, 2017. The Company believes that the assets’ book value was lower than its fair value at such time, less the anticipated cost to sell such assets.

As of September 30, 2017, there was an outstanding bank loan of $5.80 million owed by Huludao Wonder to a lending bank. Huludao Wonder has disputed the interest rate on this loan with the bank, and stopped payment of interest on this loan during 2016. The bank sued Huludao Wonder and asked Huludao Wonder to pay back the loan principal and the outstanding interest. As of the date of this report, the Company has not yet reached an agreement with the bank. The Company expects to pay back the outstanding principal and interest of this loan after the Huludao Wonder assets are sold.

During the process of winding down the Company’s Huludao Wonder operation, the Company incurred general and administrative expenses of approximately $48,023 during the three months ended September 30, 2017, and approximately $96,708 during the nine months ended September 30, 2017.

Loss from discontinued operations for the three and nine months ended September 30, 2017 and 2016 was as follows:

	For the Three Months		For the nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
General and administrative	(45,410)	-	(142,118)	-
Selling expenses	-	-	-	-
Total	(45,410)	-	(142,118)	-

OTHER INCOME (EXPENSE)
Interest expense	(8)	-	(9)	-
Interest income	-	-	1	-
Total	-	-	-	-
Loss from discontinued operations before income tax	(45,418)	-	(142,126)
Income tax provision	-	-	-	-

LOSS FROM DISCONTINUED OPERATIONS	$(45,418)	$-	(142,126)	-

The loss from discontinued operations was $45,418 and $142,126 for the three months and nine months ended September 30, 2017, respectively. The Company does not provide a separate cash flow statement for the discontinued operations. The loss from discontinued operations was deemed a cash outflow from operating activities of the discontinued operations. The impact of this discontinued operation was considered immaterial when compared with the total revenues for the nine months ended September 30, 2017 and 2016, which were approximately $10.2 million and $26.3 million, respectively. The Company believes there will not be any future significant cash flows from the discontinued operation, as the outstanding accounts receivable and accounts payable are immaterial to the Company’s financial position and liquidity.

12.	Segment Reporting

The Company operates in six segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages, fresh fruits and vegetables, and others. Our concentrated apple juice and apple aroma was primarily produced by the Company’s Huludao Wonder factory; concentrated pear juice is primarily produced by the Company’s Jiangyang factory. The Company’s Huludao Wonder operation suffered continued operating losses in the three fiscal years prior to 2016 and its cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. The Company’s Yingkou factory in Liaoning also did not produce any concentrated apple juice in the past two years due to lower market demand on concentrated apple juice and heavy competition in the international market. The Company uses the same production line to manufacture both concentrated apple juice and concentrated pear juice. Shaanxi Province, where the factory of Jianyang factory is located, is rich in fresh apple and pear supplies. Jinagyang factory also produces concentrated apple juice. Concentrated kiwifruit juice and kiwifruit puree is primarily produced by the Company’s Qiyiwangguo factory, and fruit juice beverages are primarily produced by the Company’s Qiyiwangguo factory. The Company’s other products include fructose, concentrated turnjujube juice, and other byproducts, such as kiwifruit seeds. The production of other products is based on customers’ orders. The other products sales amount is currently small and unpredictable.

Concentrated fruit juice is used as a basic ingredient for manufacturing juice drinks and as an additive to fruit wine and fruit jam, cosmetics and medicines. The Company sells its concentrated fruit juice to domestic customers and exports directly or via distributors. The Company believes that its main export markets are the United States, the European Union, South Korea, Russia and the Middle East.  The Company sells its Hedetang branded bottled fruit beverages domestically, primarily to supermarkets in the PRC. The Company sells its fresh fruit and vegetables to supermarkets and wholesalers in the PRC.

Some of these product segments might never individually meet the quantitative thresholds for determining reportable segments and we determine the reportable segments based on the discrete financial information provided to the chief operating decision maker. The chief operating decision maker evaluates the results of each segment in assessing performance and allocating resources among the segments. Since there is an overlap of services provided and products manufactured between different subsidiaries of the Company, the Company does not allocate operating expenses and assets based on the product segments. Therefore, operating expenses and asset information by segment are not presented. Segment profit represents the gross profit of each reportable segment.

For the three months ended September 30, 2017 (in thousands):

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$1,122	$196	$26	$3,865	$-	15	$5,224
Inter-segment loss	(560)	(12)	(13)	(195)	-	-	(780)
Revenue from external customers	562	184	13	3,670	-	15	4,444
Segment gross profit	$(30)	$45	$1	$(99)	$-	7	$(76)

For the three months ended September 30, 2016 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$510	$108	$4,927	$6,652	$-	628	$12,825
Inter-segment loss	(162)	(1)	(30)	(2,028)	-	(13)	(2,234)
Revenue from external customers	348	107	4,897	4,624	-	615	10,591
Segment gross profit	$10	$4	$1,367	$1,360	$-	324	$3,065

For the nine months ended September 30, 2017 (in thousands):

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$2,637	$579	$1,797	$9,517	$-	28	$14,558
Inter-segment loss	(1,025)	(84)	(748)	(2,521)	-	(1)	(4,379)
Revenue from external customers	1,612	495	1,049	6,996	-	27	10,179
Segment gross profit	$2	$126	$148	$1,462	$-	13	$1,751

For the nine months ended September 30, 2016 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Fresh fruits and vegetables	Others	Total
Reportable segment revenue	$14,188	$580	$7,182	$12,113	$-	2,179	$36,242
Inter-segment loss	(6,700)	(27)	(1,171)	(2,030)	-	(57)	(9,985)
Revenue from external customers	7,488	552	6,011	10,083	-	2,122	26,257
Segment gross profit	$375	$28	$1,587	$3,961	$-	368	$6,319

The following table reconciles reportable segment profit to the Company’s condensed consolidated income before income tax provision for the three months ended September 30, 2017 and 2016:

	2017	2016
Segment profit	$(75,877)	$3,065,412
Unallocated amounts:
Operating expenses	(1,518,175)	(2,117,197)
Other income (expenses)	927,425	(753,6308)
Income (loss) before tax provision	$(666,627)	$194,854

13.	Entry into a Material Definitive Agreement.

On March 20, 2017, Hedetang Foods (China) Co. Ltd. (“Hedetang Foods (China)”) and Hedetang Farm Products Trading Market (Mei County) Co. Ltd. (“Trading Market Mei County”), two wholly-owned subsidiaries of the Company, entered into a Cooperation Framework Agreement of the Spot Trading Company (the “Agreement”) with Xi’an Taizhan Financial Management Co., Ltd. (“Taizhan”).

Pursuant to the Agreement, Hedetang Foods (China), Trading Market Mei County and Taizhan will jointly establish a new company currently named as China Agricultural Commodity Trading Market Co., Ltd. (“China Agricultural Commodity Trading Center”) in Mei County, Shaanxi Province, China. The total registered capital for China Agricultural Commodity Trading Center will be RMB 50 million (approximately $7.35 million). Hedetang Foods (China) agreed to contribute RMB 17.50 million (approximately $2.57 million), Trading Market Mei County agreed to contribute RMB 15 million (approximately $2.21 million), and Taizhan agreed to contribute RMB 17.50 million (approximately $2.57 million) in capital contributions to China Agricultural Commodity Trading Center. All capital contributions to China Agricultural Commodity Trading Center shall be completed before March 20, 2037. Each shareholder of China Agricultural Commodity Trading Center shall be able to enjoy the profits and assume the losses of China Agricultural Commodity Trading Center based upon the percentages of their respective capital contributions. As of the date of this report, the new company has not yet been registered.

14.	Commitments and Contingencies

Litigation

In April 2015, China Cinda Asset Management Co., Ltd. Shaanxi Branch (“Cinda Shaanxi Branch”) filed two enforcement proceedings with Xi’an Intermediate People’s Court (the “Court”) against the Company for alleged defaults pursuant to guarantees by the Company to its suppliers for a total amount of RMB 39,596,250, or approximately $6.0 million.

In September 2014, two long term suppliers of pear, mulberry, and kiwi fruits to the Company requested the Company to provide guarantees for their loans with Cinda Shaanxi Branch. Considering the long term business relationship and to ensure the timely supply of raw materials, the Company agreed to provide guarantees upon the value of the raw materials supplied to the Company. Because Cinda Shaanxi Branch is not a bank authorized to provide loans, it eventually provided financing to the two suppliers through purchase of accounts receivables of the two suppliers with the Company. In July, 2014, the parties entered into two agreements – Accounts Receivables Purchase and Debt Restructure Agreement, and Guarantee Agreements for Accounts Receivables Purchase and Debt Restructure. Pursuant to the agreements, Cinda Shaanxi Branch agreed to provide a RMB 100 million credit line on a rolling basis to the two suppliers and the Company agreed to pay its accounts payables to the two suppliers directly to Cinda Shaanxi Branch and provided guarantees for the two suppliers. In April 2015, Cinda Shaanxi Branch stopped providing financing to the two suppliers and the two suppliers were unable to continue the supply of raw materials to the Company. Consequently, the Company stopped making any payment to Cinda Shaanxi Branch.

The Company has responded to the Court and taken the position that the financings under the agreements are essentially the loans from Cinda Shaanxi Branch to the two suppliers, and because Cinda Shaanxi Branch does not have permits to make loans in China, the agreements are invalid, void and have no legal effect from the beginning. Therefore, the Company has no obligations to repay the debts owed by the two suppliers to Cinda Shaanxi Branch.

Upon the Court’s suggestion, parties agreed to a settlement discussion in April. As a part of the settlement discussion, on April 18, 2017, the Company withdrew its non-enforcement request with the Court without prejudice. Both parties are still in the process of settlement negotiations. If the parties cannot reach a settlement agreement, the Company has the right to refile the non-enforcement request with the Court. As the Company may still be liable for this loan, the Company recorded expenses and liability of $6.0 million as the result of these two enforcement proceedings in the third quarter of 2017.

Between October, 2013 and January, 2014, Xuzhou Jinkaifeng Glass Co. Ltd. (“JKF”) supplied glass bottles to SkyPeople China. SkyPeople China believed the glass bottles supplied by JKF had quality issues and didn’t pay for the bottles delivered. In November, 2016, JKF filed a lawsuit against SkyPeople China with Xuzhou Tongshan District People’s Court. On July 27, 2017, SkyPeople China received judgment from Xuzhou Tongshan District People’s Court that SkyPeople China shall pay JKF RMB 365,292 (approximately $55,040) for the glass bottles. SkyPeople China currently is in discussion with JKF on the payment terms and final amount in connection with the enforcement of the judgment. The Company recorded expenses and liability of $55 thousand in the third quarter of 2017.

In April 2015, SkyPeople China entered into a loan agreement with Haanxi Fangtian Decoration Co. Ltd. (“Fangtian”). Pursuant to the loan agreement, SkyPeople China borrowed RMB 3.5 million (approximately $527,355) from Fangtian. SkyPeople China has not repaid the loan and Fangtian filed lawsuit with Xi’an Yanta District People’s Court (the “Yanta District Court”). On August 10, 2017, Yanta District Court ruled against SkyPeople China and determined that SkyPeople China shall repay the loan of RMB 3.5 million plus interest RMB 402,500 (approximately $588,000). SkyPeople China currently is in discussion with Fangtian on the payment terms and final amount. The Company recorded expenses and liability of $588,000 in the third quarter of 2017 in relation to this judgment.

Shaanxi Hengtong Development Co. Ltd. (“Hengtong”) is a coal supplier to SkyPeople China’s Jingyang Branch (“SkyPeople Jingyang”). In November, 2016, Hengtong filed lawsuit against SkyPeople Jingyang for unpaid coal and interest at a total of RMB 3,133,916. On  March 13, 2017, SkyPeople Jingyang received judgment from Jingyang County People’s Court ordering SkyPeople Jingyang to repay RMB 1.78 million (approximately $268,788) to Hengtong. SkyPeople Jingyang appealed the judgement to Xianyang Intermediate People’s Court, and on August 29, 2017, Xiangyang Intermediate Court affirmed the lower court’s decision. SkyPeople Jingyang currently is in discussion with Hengtong on payment terms and final amount. The Company recorded expenses and liability of $269 thousand in the third quarter of 2017 in relation to this judgement.

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay a 40 million RMB (approximately $6.35 million) bank loan, plus interest. The loan became due on its maturity date of December 9, 2016. On December 19, 2016, the Court accepted the case. The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date. Wonder Fruit believes the interest charged by Suizhong Branch is 100% higher than the base rate set by People’s Bank of China and is not in consistent with China People’s Bank’s base interest and floating rate. The Court has temporarily frozen the land and real property of Wonder Fruit that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by Wonder Fruit for its business. Wonder Fruit is currently in discussions with the Suizhong Branch on repayment of the bank loan and a reduction of the interest due thereon.

From time to time we may be a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

15.	Acquisition of a Business

On December 2, 2016, the Company’s wholly owned subsidiary, Xi’an Cornucopia International Co., Ltd. (“Cornucopia”) entered an Equity Investment Agreement (the “Agreement”) with two shareholders of Shaanxi Heying Trading Co. Ltd (“Heying” and formerly known as Xi’an Yingxin Business Consulting Co., Ltd.) who own 100% of Heying. The main business of Heying includes the sales of pre-packaged food and bulk food; import and export of goods and technology; food technology research and development; business management and consulting, and corporate planning services.

Under the terms of the Agreement, the Company agreed to increase Heying’s registered capital from RMB 50,000 (approximately $7,380) to RMB 10 million (approximately $1.5 million) to satisfy its future operating cash flow needs, and Heying agreed to issue new shares to Cornucopia so that it will hold 99.5% of the issued and outstanding shares of Heying. The increased registered capital can be contributed before December 31, 2046. As Heying did not finish the change of registration process with State Administration of Industry and Commerce (“SAIC”) and the local Tax Bureau in China after the Agreement was signed, Heying’s original Board of Directors was not changed and the Company did not gain control over Heying at that time.

After Heying changed the registration with SAIC and the local Tax Bureau in China, on April 3, 2017, the parties signed a supplement agreement to the Agreement to confirm that Cornucopia is the 99.5% shareholder of Heying and enjoys all the rights and benefits as the 99.5% shareholder, effective on April 3, 2017.

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

The following table summarizes the fair value of Heying’s assets and liabilities as of April 1, 2017 (based on the exchange rate of April 1, 2017):

ASSETS
Cash	$4,274
Accounts receivable, net	1,015
TOTAL ASSETS	$5,289

LIABILITIES
Accounts payable	$3,077
TOTAL LIABILITIES	$3,077

NET ASSETS	$2,212

16.	Subsequent event

On November 6, 2017, the Company filed an amended preliminary Schedule 14A (the “Proxy”) to solicit shareholders’ proxies for a special meeting of the Company’s shareholders in connection with proposals to (i) spin-off the Company’s wholly-owned subsidiaries, SkyPeople Foods Holdings Limited (BVI) (“SkyPeople BVI”) and FullMart Holdings Limited (BVI) (“FullMart”), through a pro rata distribution of the ordinary shares of each of SkyPeople BVI and FullMart to holders of the Company’s common stock at the close of business on October 31, 2017, the record date; (ii) to approve an amendment to the Company’s Second Amended and Restated Articles of Incorporation, which would increase the amount of authorized shares of common stock, par value $0.001 per share, of the Company from 8,333,333 to 60,000,000; (iii) to adopt and approve the Future FinTech Group Inc. 2017 Omnibus Equity Plan; (iv) to approve the issuance of an aggregate 7,111,599 shares of the Company’s common stock pursuant to certain Creditor’s Rights Transfer Agreements between a wholly owned subsidiary of the Company and sellers of such creditor’s rights; and (v) to approve the issuance of an aggregate 11,362,159 shares of the Company’s common stock pursuant to a Share Purchase Agreement between the Company and a certain investor. The Proxy moved the consideration of the foregoing proposals from the 2017 Annual Meeting of the Company’s shareholders to a special meeting proposed to be held on January 30, 2018.

On November 2, 2017, a wholly-owned indirect subsidiary of the Company, Hedetang Foods (China) Co., Ltd. (“Hedetang”), entered into a series of Creditor’s Rights Transfer Agreements (collectively, the “Acquisition Agreements”) with each of Shaanxi Chunlv Ecological Agriculture Co. Ltd., Shaanxi Boai Medical Technology Development Co., Ltd., and Shaanxi Fu Chen Venture Capital Management Co. Ltd. (collectively, the “Sellers”). Pursuant to the Acquisition Agreements, Hedetang agreed to purchase certain creditor’s rights of associated with companies located in the PRC for an aggregate purchase price of RMB 181,006,980 (approximately $27,344,096), of which RMB 108,604,188 (approximately $16,437,248.50) will be paid in cash and RMB 72,402,792 (approximately $10,937,638.50) will be paid in shares of common stock of the Company (the “Share Payment”) based on the average of the closing prices of Future FinTech’s common stock over the five trading days preceding the date of the Acquisition Agreements. The Share Payment is contingent on Future FinTech receiving shareholder approval at a Special Shareholders Meeting to increase its authorized common stock to 60,000,000 shares and to approve the Share Payment issuance under Acquisition Agreements. The Special Shareholders Meeting is expected to be held on January 30, 2018. For the details of Acquisition Agreements, see the Company’s Current Report on Form 8-K filed with SEC on November 6, 2017.

In connection with the Acquisition Agreements and to provide funding for their consummation, on November 3, 2017, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Mr. Zeyao Xue (“Xue”) pursuant to which Future FinTech agreed to sell 11,362,159 shares of its common stock (the “Shares”) to Xue for an aggregate purchase price of $16,437,248.50. The per share price for the Shares was determined using the average closing price quoted on the NASDAQ Global Market for the common stock of the Company over the three (3) trading days prior to the date of the Share Purchase Agreement (the “Purchase Price”). Under the terms of the Share Purchase Agreement, the Purchase Price may be adjusted upward if, on the third business day following the later of (i) the public disclosure of the execution of the Acquisition Agreements and (ii) the Company’s filing of its Form 10-Q for the quarter ended September 30, 2017 (in each case, counting the date of disclosure as the first such day, provided that the applicable public disclosure is made prior to the close of trading on such date), the per share closing price of the Company’s common stock quoted on the NASDAQ Global Market (the “Disclosure Price”) is higher than the Purchase Price, in which case the Purchase Price shall be adjusted to the Disclosure Price (the “Adjusted Price”), and Xue shall pay to the Future FinTech an amount equal to (x) the difference between the Purchase Price and the Adjusted Price (y) multiplied by the number of Shares (the “Additional Amount”). If the Disclosure Price is lower than Purchase Price, no adjustment of the Purchase Price shall be made.

Xue currently beneficially owns 2,337,155 shares, or 45.2% of Future FinTech’s issued and outstanding common stock and Mr. Yongke Xue, a member of the Board of Directors of Future FinTech, is Xue’s father. The consummation of the Share Purchase Agreement is contingent on Future FinTech receiving shareholder approval at a Special Shareholders Meeting to increase its authorized common stock to 60,000,000 shares and the approval of Shares issuance under the Share Purchase Agreement by the shareholders of the Company. For the details of Share Purchase Agreement, see the Company’s Current Report on Form 8-K filed with SEC on November 6, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our 2016 Form 10-K. All references to the third quarter and first nine months of 2017 and 2016 mean the three and nine-month periods ended September 30, 2017 and 2016, respectively.  In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of risks, uncertainties and factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2016 Form 10-K.

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” the negatives of such terms and other terms of similar meaning typically identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our 2016 Form 10-K. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2016 Form 10-K. Unless the context otherwise requires, references in this report to “we,” “us,” “FTFT,” “Future FinTech” or the “Company” refer to Future FinTech Group Inc. and its subsidiaries.

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) in and outside of the PRC. We also conduct whole sale and online trading business in China. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets and online platforms in the PRC. For the three months ended September 30, 2017, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 17%, 83% and 0% of our revenue, respectively, compared to 51%, 44% and 6% respectively, for the same period of 2016.

In addition to our domestic sales, we also export our products. We sell our products either through distributors with good credit or to end users directly. Our main export markets are Asia, North America, Europe, Russia and the Middle East. We sell our other fruit-related products to domestic customers.

We currently market our Hedetang brand fruit beverages only in certain regions of the PRC. We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In particular, we plan to expand our glass bottle production line to produce higher margin portable fruit juice beverages targeting consumers in more populated Chinese cities. Currently we produce six flavors of fruit beverages in 280 ml glass bottles, 418 ml glass and 500 ml glass bottles and BIB packages, including apple juice, pear juice, kiwifruit juice, mulberry juice, peach juice and pomegranate juice. We currently sell our fruit beverages to over 100 distributors and more than 20,000 retail stores in approximately 20 provinces. Our products are sold through distributors in stores such as Hualian Supermarket in Beijing, RT-Mart in Shenyang, WOWO in Chengdu, the Quanjia convenient store chain, Vanguard in Xi’an, Carrefour in Chongqing and Shenyang and Lianhua Supermarket in Shanghai.

We plan to continue to focus on creating new products with high margins to supplement our current product offering.

Our business is highly seasonal and can be greatly affected by weather because of the seasonal nature in the growing and harvesting of fruits and vegetables. Our core products are apple, pear and kiwifruit juice concentrates, which are produced from July or August to April of the following year. The squeezing season for (i) apples is from August to January or February; (ii) pears is from July or August until April of next year; and (iii) kiwifruit is from September through December. Typically, a substantial portion of our revenues is earned during our first and fourth quarters. To minimize the seasonality of our business, we make continued efforts to identify new products with harvesting seasons complementary to our current product mix. Our goal is to lengthen our squeezing season, thus increasing our annual production of fruit juice concentrates and fruit beverages. Unlike fruit juice concentrates, which can only be produced during the squeezing season, our fruit beverages are made out of fruit juice concentrates and can be produced and sold in all seasons. With continuous efforts in marketing our beverages in the domestic market, we believe that our seasonality can be reduced.

Fresh fruits are the primary raw materials needed for the production of our products. Our raw materials mainly consist of apples, pears and kiwifruits. Other raw materials used in our business include pectic enzyme, amylase, auxiliary power fuels and other power sources such as coal, electricity and water.

We purchase raw materials from local markets and fruit growers that deliver directly to our plants. We have implemented a fruit-purchasing program in areas surrounding our factories. In addition, we organize purchasing centers in rich fruit production areas, helping farmers deliver fruit to our purchasing agents easily and in a timely manner. We are then able to deliver the fruit directly to our factory for production. We have assisted local farmers in their development of kiwifruit fields to help ensure a high quality product throughout the production channel. Our raw material supply chain is highly fragmented, and raw fruit prices are highly volatile in China. Fruit concentrate and fruit juice beverage companies generally do not enter into purchasing agreements with raw fruit suppliers. In addition to raw materials, we purchase various ingredients and packaging materials such as sweeteners, glass and plastic bottles, cans and packing barrels. We generally purchase our materials or supplies from multiple suppliers. We are not dependent on any one supplier or group of suppliers.

Shaanxi and Liaoning Provinces, where our manufacturing facilities are located, are large fruit producing provinces. We own and operate four manufacturing facilities in the PRC, all of which are strategically located near fruit growing centers so that we can better preserve the freshness of the fruits and lower our transportation costs. To take advantage of economies of scale and to enhance our production efficiency, generally, each of our manufacturing facilities has a focus on products made from one particular fruit according to the proximity of such manufacturing to the sources of supply for that fruit. Our kiwifruit processing facilities are located in Zhouzhi County of Shaanxi Province, which has the largest planting area of apples and kiwifruit in the PRC. Our pear processing facilities are located in Shaanxi Province, which is the main pear-producing province in the PRC. Our apple processing facilities are located in Liaoning Province, a region that abounds with high acidity apples. As we use the same production line for concentrated apple juice and concentrated pear juice and both Shaanxi Province and Liaoning Province are rich in fresh apple and pear production, our Liaoning facilities can also produce concentrated pear juice and our Shaanxi Province facilities can also produce concentrated apple juice based on customer need. According to the data provided by the Chinese Customs, the amount of exported concentrated apple juice from China continued to drop in the past few years. As most of our concentrated apple juice was sold directly or indirectly to the international market, our two facilities in Liaoning stopped operations in the past two years. Our Huludao Wonder operation suffered continued operating losses in the three fiscal years ended December 31, 2016 and the cash flows were minimal during the same three fiscal years. Thus, in December 2016, we established a restructuring plan to close the Huludao Wonder Operation. In the nine months ended September 30, 2017, this discontinued operation reported a loss of $96,708. Our Yingkou factory in Liaoning also did not produce any concentrated apple juice in the past two years. We believe that these regions provide adequate supply of raw materials for our production needs in the foreseeable future.

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

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2017, we had spent approximately $18.6 million on various capital projects in Huludao Wonder and $5.4 million on projects in SkyPeople Suizhong, as described in the projects below using the proceeds from our public offering.

The following descriptions present the capital projects that the Company is currently carrying on. We review these projects and capital expenditures on a quarterly basis based on the market conditions and associated costs of these projects.

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

The main scope of the Yidu project includes the establishment of:

1.	one modern orange distribution and sales center (the “distribution center”);

2.	one orange comprehensive utilization deep processing zone (the “deep processing zone”), including:

a)	one 45 ton/hour concentrated orange juice and byproduct deep processing production line;

b)	one juice drink bottling production line with a capacity to produce 6,000 glass-bottle drinks per hour;

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

On November 23, 2015, the Company started the construction of the Yidu project. As the Chinese government recently tightened environment regulations, the Company is in the process of adapting the new standards and the project has been delayed. Although the schedule for completion could change, the Company plans to finish the construction of the infrastructure of an office building, R&D center, fruit juice production facility and cold storage, and other areas in the second quarter of 2018.

Although the schedule for completion could change, the distribution center is planned to be completed by the second quarter of 2018, and the orange plantation is planned to be operational in the second quarter of 2018 due to an infrastructure delay.

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

As part of the Mei County National Kiwi Fruit Wholesale Trading Center project, on April 19, 2013, we established Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”) to engage in the business of producing kiwi fruit juice, kiwi puree, cider beverages, and related products. The total estimated investment was RMB 294 million. As the Chinese government recently tightened environmental regulations, the Company is in the process of adapting to the new standards and the project has been delayed. We are now building fruit juice production lines, a vegetable and fruit flash freeze facility, an R&D center and an office building. Although the schedule for completion could change, we plan to complete construction in the second quarter of 2018.

Suizhong Project

On July 15, 2011, the Company entered into a Letter of Intent with the People’s Government of Suizhong County, Liaoning Province, to establish a fruit and vegetable industry chain and further processing demonstration zone in Suizhong County, Liaoning Province (the “Suizhong Project”).

The Suizhong Project was intended to include one or more of the following: the construction and operation of fruit juice production lines, a vegetable and fruit flash freeze facility, a refrigeration storage facility and warehouse, a world class food safety testing center, a fruit and vegetable modern supply chain and e-commerce platform, and a fruit and vegetable finished products processing center and exhibition center.

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

Letter of Intent for Purchase of Biological Assets

In April 2016, the Company signed a letter of intent with Mei County Kiwifruits Investment and Development Corporation to purchase 833.5 mu (approximately 137 acres) of kiwifruits orchard in Mei County. The purchase price will be determined by a third party valuation company appointed by both parties. As of the date of this report, the valuation has not been completed and the purchase price has not been settled. The Company paid RMB 200 million (approximately $30 million) as a deposit in the second quarter of 2016. The purchase is subject to government approval, approval by the Company’s Board of Directors and a definitive agreement negotiated and signed by the parties. Pursuant to the letter of intent, the Deposit shall be returned to the Company within 10 working days upon the request of the Company if the kiwifruits orchard cannot be transferred to the Company according to the schedule. The Company expects to complete the purchase process in the fourth quarter of 2017. This deposit is recorded as other receivables in the company’s balance sheet as of September 30, 2017.

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

Highlights for the Three Months ended September 30, 2017

●	On August 9, 2017, the Board of Directors of the Company approved the acquisition of 90% of the equity shares of Shenzhen Aimoke Technologies Inc. for a purchase price is RMB9 million (approximately $1.3 million). The Company has made a prepayment of RMB [____] (approximately $0.3 million) and the transaction has not been completed as of the date of this report.

●	In September 6, 2017, Hedetang Food (China) Co. Ltd. signed an investment agreement with Shaanxi UnionPay Huijin Investment Management Co. Ltd, and jointly set up a company, Zhonglian Hengxin Assets Management Co., Ltd. (“Zhonglian Hengxin”). Hedetang Food (China) Co. Ltd. Holds 55% of the equity share of Zhonglian Hengxin. The registered capital of Zhonglian Hengxin is RMB 100 million (approximately $14.6 million) Its main business scope includes asset management (except for financial, securities, futures and other restricted items); asset acquisition, asset disposal and asset operation (except for financial, securities, futures and other restricted items); planning and advisory for corporate restructuring and mergers and acquisition; equity and real estate investment (except public offerings, and limited to owned assets investment); financial business process outsourcing by financial institutions; financial information technology outsourcing entrusted by financial institutions; financial knowledge process outsourcing (businesses requiring approval by governmental agencies shall only operate within the scope of the such approvals).

●	On September 20, 2017, the Company signed an exclusive sales agreement with Shaanxi Entai Biological Technology Co. Ltd, to sell IB-Live products through its on-line platform. On September 24, 2017, the Company signed agreements with sales agents from 20 provinces in China, for which the estimated sales amount is RMB 10 million for the first year.

●	On September 27, 2017, Zeyao Xue, the son of Yongke Xue, a director of the Company, purchased from Yongke Xue in a private transaction all of the outstanding equity interests of Fancylight Limited for an aggregate purchase price of $50,000, which such amount was paid using personal funds (the “Share Purchase”). As a result of the Share Purchase, Zeyao Xue became the indirect beneficial owner of 2,337,155 shares of the Company’s common stock (the “Common Stock”), equal to approximately 45.2% of the issued and outstanding Common Stock.

●	On September 29, 2017, HedeJiachuan Holding Group Co. Ltd formed a subsidiary, Shenzhen Hedetang Industrial Co., Ltd. (“Shenzhen Hedetang”). The registered capital of Shenzhen Hedetang is RMB 10 million (approximately $1.5 million). Its main business scope includes industrial projects; domestic trade; and import and export businesses.

These highlights are not intended to be a full discussion of our operating results for this quarter. These highlights should be read in conjunction with the following discussion and with our un-audited consolidated financial statements and notes thereto accompanying this Quarterly Report.

Results of Operations

Comparison of Three Months ended September 30, 2017 and 2016:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended September 30, 2017 and 2016, respectively (revenue in thousands):

	Three month ended September 30,		Change
	2017	2016	Amount	%
Concentrated apple juice and apple aroma	$562	$348	$214	61%
Concentrated kiwifruit juice and kiwifruit puree	184	107	77	72%
Concentrated pear juice	13	4,897	(4,884)	(100%)
Fruit juice beverages	3,670	4,624	(954)	(21%)
Others	14	615	(601)	(98%)
Total	$4,443	$10,591	$(6,148)	(58%)

Sales for the three months ended September 30, 2017 were $4.4 million, a decrease of $6.1 million, when compared to sales for the same period of the prior year. As a percentage, sales decreased by 58% for the three months ended September 30, 2017, when compared to total net sales for the same period of the prior year.

Sales from apple-related products as a percentage of total sales were 13% for the three months ended September 30, 2017, as compared to 3% for the same period of the prior year. The absolute amount of sales were $0.5 million for the three months ended September 30, 2017, an increase of $0.3 million, when compared to the sales of $0.3 million for the same period of the prior year, mainly because of an increase in the amount sold during the three months ended September 30, 2017 as compared to the same period of last year. The Company sold approximately 738 tons of concentrated apple juice in the three months ended September 30, 2017, compared to 472 tons of concentrated apple juice in the same period of 2016.   Most of our concentrated apple juice was sold directly or indirectly to the international market. In 2017, international demand of concentrated apple juice from China has continued to drop. According to the data provided by Chinese Customs, the amount of exported concentrated apple juice from China declined by 7% in year 2016 as compared to 2015, and the unit price of exported concentrated apple juice from China declined by 11.16% in July of 2017 as compared to the same period of 2016. Over the past three years, the purchase price of fresh apples has increased, but the sales price of concentrated apple related products has remained low. Because of the negative trends in the international market and estimated lower margins, our YingKou and Huludao Wonder factories did not operate their concentrated apple juice production facilities in 2016 and the nine months ended September 30, 2017, which caused a lower inventory of concentrated apple juice and required us to purchase supply from third-party manufacturers to meet demand.

Sales from concentrated kiwifruit juice and kiwifruit puree as a percentage of total sales were 4% and 1% for the three months ended September 30, 2017, and September 30, 2016, respectively. The absolute amount of sales were $0.18 million for the three months ended September 30, 2017, an increase of $0.07 million, when compared to the sales of $0.11 million the same period of the prior year, primarily as a result of higher demand and an increase in the amount of products sold in the third quarter of 2017 as compared to the same period of 2016.

Sales from concentrated pear juice as a percentage of total sales were 0% and 46% for the three months ended September 30, 2017, and September 30, 2016, respectively. The absolute amount of sales were $0.01 million for the three months ended September 30, 2017, a decrease of $4.89 million, when compared to sales of $4.90 million for the same period of the prior year, mainly because of a decrease in sales volume due to lower demand. We sold 16 tons and 5,967 tons of concentrated pear juice during the third quarters of 2017 and 2016, respectively.

Sales from our fruit juice beverages as a percentage of total sales were 83% and 44% for the three months ended September 30, 2017, and September 30, 2016, respectively. The absolute amount of sales were $3.7 million for the three months ended September 30, 2017, a decrease of $0.9 million, when compared to the sales of $4.6 million for the same period of the prior year, primarily due to a decrease in sales volume as a result of heavy competition in the China market.

Sales from other products were $0.01 million for the three months ended September 30, 2017 as compared to $0.6 million for the same period of prior year. We do not expect continued sales from other products as customers’ orders related to other products are not stable.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margins, which is gross profit as a percentage of the related revenues, for the three months ended September 30, 2017 and 2016, respectively (gross profit in thousands):

	Three months ended September 30,
	2017		2016
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$(30)	(5%)	$10	3%
Concentrated kiwifruit juice and kiwifruit puree	45	24%	4	4%
Concentrated pear juice	1	8%	1,367	28%
Fruit juice beverages	(99)	(3%)	1,360	29%
Others	7	50%	324	53%
Total/Overall (for gross margin)	$(76)	(2%)	$3,065	29%

The consolidated gross loss for the three months ended September 30, 2017 was $0.08 million, a decrease of $3.1 million, from net profit of $3.1 million for the same period of 2016, primarily due to a decrease of dollar amounts of sales.

The gross loss margin of concentrated apple juice for the third quarter of 2017 was 5%, as compared to the gross profit margin of 3% for the same period of 2016. The increase in gross margin was mainly due to a decrease in the sales price of concentrated apple juice in the international market.

The gross profit margin of concentrated kiwifruit juice and kiwifruit puree increased from gross loss margin of 4% for the three months ended September 30, 2016 to 24% gross profit margin for the same period of 2017, primarily due to an increase in the sales price of concentrated kiwifruit juice and kiwifruit puree during the third quarter of 2017.

The gross profit margin of the concentrated pear juice decreased from 28% to 8% for the third quarters of 2016 and 2017, respectively, primarily due to the higher costs of raw materials.

The gross profit margin of our fruit juice beverages decreased from 29% for the three months ended September 30, 2016, to a gross loss margin of 3% for the same period of 2017. The decrease in profit margin was primarily due to lower production during the third quarter of 2017, which resulted in a higher ratio of fixed expenses to the unit cost of our products. In addition, the unit selling prices of our products decreased in the third quarter of 2017 as compared to the same period of 2016 as a result of heavy market competition.

The gross profit margin of other products was 53% and 50% for the three months ended September 30, 2017 and September 30, 2016, respectively.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended September 30, 2017 and 2016, respectively:

	Third quarter of 2017		Third quarter of 2016
	Amount	% of revenue	Amount	% of revenue
General and administrative	$8,660,710	195%	$1,009,520	10%
Selling expenses	221,684	5%	1,107,677	10%
Total operating expenses	$8,882,394	200%	$2,117,197	20%

Operating expenses increased for the three months ended September 30, 2017 compared to the corresponding period in 2016, mainly due to an increase in general and administrative expenses, which was partially offset by a decrease in selling expenses.

General and administrative expenses increased by $7.7 million, from $1.0 million to $8.7 million for the three months ended September 30, 2017 compared to the same period of last fiscal year. The increase was primarily attributable to expenses of $6.7 million recorded in the third quarter of 2017 as a result of legal proceedings and an increase in the amortization of leasing expenses associated with the kiwi orchard that the Company leased in Mei County and the city of Yidu. The Company has amortized $0.67 million as leasing expenses for the three months ended September 30, 2017.

Selling expenses decreased for the three months ended September 30, 2017 as compared to the same period in 2016, mainly due to a decrease in shipping and handling expenses as a result of a decrease in the volume of sales.

Other Income (Expense), Net

Other income, net was $2.7 million for the three months ended September 30, 2017, as compared to other expenses of and $753,630 for the same period of 2016. The increase in other income was mainly due to an increase in subsidy income and other income and a decrease in interest expense.

Interest expense decreased from $688,904 for the third quarter of 2016 to $112,743 for the same period of 2017, representing a decrease of $576,161. The decrease was primarily due to lower bank loan amounts and interest rates on our bank loans in the third quarter of 2017 as compared to the same period of 2016.

Subsidy income was $573,040 for the third quarter of 2017, which was mainly for our agriculture project in Mei County, Shaanxi province.

Income Tax

Our provision for income taxes was negative $1,825 for the three months ended September 30, 2017, a decrease of $252,278, as compared to $250,453 for the same period of last year, due to lower income before taxes in the third quarter of 2017.

Non-controlling Interests

As of September 30, 2017, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo, and Hedetang Holding (HK) held a 73.42% interest in SkyPeople (China). TSD held a 26.36% interest in SkyPeople (China). Net income attributable to non-controlling interests increased mainly due to the increase in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Comparison of Nine Months ended September 30, 2017 and 2016:

Revenue

The following table presents our consolidated revenues for each of our main products for the nine months ended September 30, 2017 and 2016, respectively (in thousands for the revenue):

	Nine months ended September 30		Change
	2017	2016	Amount	%
Concentrated apple juice and apple aroma	$1,612	$7,488	$(5,876)	(78%)
Concentrated kiwifruit juice and kiwifruit puree	495	553	(58)	(10%)
Concentrated pear juice	1,049	6,011	(4,962)	(83%)
Fruit juice beverages	6,996	10,083	(3,087)	(31%)
Others	27	2,122	(2,095)	(99%)
Total	$10,179	$26,257	$(16,078)	(61%)

Sales for the nine months ended September 30, 2017 were $10.2 million, a decrease of $16.1 million, when compared to net sales for the same period of the prior year. As a percentage, net sales decreased by 61% for the nine months ended September 30, 2017, when compared to total net sales for the same period of the prior year.

Sales from apple-related products as a percentage of total sales were 16% for the nine months ended September 30, 2017, as compared to 29% for the same period of the prior year. The absolute amount of sales were $1.6 million for the nine months ended September 30, 2017, a decrease of $5.9 million, when compared to the sales of $7.5 million for same periods of the prior year, mainly because of a sharp decrease in the unit price of the apple-related products in the international market and a decrease in sales volume due to heavy competition. The Company sold approximately 2,359 tons of concentrated apple juice during the nine months ended September 30, 2107 compared to 6,487 tons of concentrated apple juice in the same period of 2016.   Most of our concentrated apple juice was sold directly or indirectly to the international market. In 2017, international demand of concentrated apple juice from China has continued to drop. According to the data provided by Chinese Customs, the amount of exported concentrated apple juice from China declined by 7% in year 2016 as compared to 2015, and the unit price of exported concentrated apple juice from China declined by 11.16% in July of 2017 as compared to the same period of 2016. Over the past three years, the purchase price of fresh apples has increased, but the sales price of concentrated apple related products remained low. Because of the negative trends in the international market and estimated lower margins, our YingKou and Huludao Wonder factories did not operate their concentrated apple juice production facilities in 2016 and the nine months ended September 30, 2017, which caused a lower inventory of concentrated apple juice and required us to purchase supply from third-party manufacturers to meet demand. As a result, the margin of our sales of concentrated apple juice was lower, and the sales volume also dropped significantly.

Sales from concentrated kiwifruit juice and kiwifruit puree as a percentage of total sales were 5% and 2% for the nine months ended September 30, 2017, and September 30, 2016, respectively. The absolute amount of sales were $0.50 million for the nine months ended September 30, 2017, a decrease of $0.06 million, when compared to the sales of $0.56 million in the same period of the prior year, primarily as a result of the decreased amount of products sold in the nine months ended September 30, 2017 as compared to the same period of 2016 due to a decrease in market demand.

Sales from concentrated pear juice as a percentage of total sales were 10% and 23% for the nine months ended September 30, 2017, and September 30, 2016, respectively. The absolute amount of sales were $1.0 million for the nine months ended September 30, 2017, a decrease of $5.0 million, when compared to the sales of $6.0 million for the same period of the prior year, mainly because of a decrease in the amount of products sold due to a decrease in customer demand. We sold 2,318 and 7,480 tons of concentrated pear juice during the nine months ended September 30, 2017 and September 30, 2016, respectively.

Sales from our fruit juice beverages as a percentage of total sales were 69% and 38% for the nine months ended September 30, 2017, and September 30, 2016, respectively. The absolute amount of sales were $7.0 million for the nine months ended September 30, 2017, a decrease of $3.1 million, when compared to the sales of $10.1 million for the same period of the prior year, primarily due to a decrease in sales volume as a result of heavy competition in the China market.

Sales from other products were $0.01 million for the nine months ended September 30, 2017 as compared to $2.1 million for the same period of the prior year. The sales from other products for the nine months ended September 30, 2016 were concentrated orange juice. We do not expect continued sales from other products as customers’ orders related to other products are not stable.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the nine months ended September 30, 2017 and 2016, respectively (in thousands for the gross profit):

	Nine months ended September 30,
	2017		2016
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$2	-	$375	5%
Concentrated kiwifruit juice and kiwifruit puree	126	25%	28	5%
Concentrated pear juice	148	14%	1,587	26%
Fruit juice beverages	1,462	21%	3,961	39%
Others	13	48%	368	17%
Total/Overall (for gross margin)	$1,751	17%	$6,319	24%

The consolidated gross profit for the nine months ended September 30, 2017 was $1.8 million, a decrease of $4.5 million, from $6.3 million for the same period of 2016, primarily due to a decrease of revenue for the reasons discussed above.

The gross profit margin of concentrated apple juice for the nine months ended September 30, 2017 and 2016 were 0% and 5%, respectively. The decrease in gross margin was mainly due to a decrease in the sales price of concentrated apple juice in the international market.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree increased from 5% for the nine months ended September 30, 2016 to 25% for the same period of 2017, primarily due to an increase in production during the nine months ended September 30, 2017, which resulted in a lower ratio of fixed expenses to the unit cost of our products. In addition, there was a decrease in the purchase prices of fresh kiwi purchased in the last squeezing season.

The gross profit margin of the concentrated pear juice decreased from 26% for the nine months ended September 30, 2016 to 14% for the same period of 2017, primarily due to the higher costs of raw material and the lower unit price.

The gross profit margin of our fruit juice beverages decreased from 39% for the nine months ended September 30, 2016 to 21% for the same period of 2017. The decrease in profit margin was primarily due to lower production during the third quarter of 2017, which resulted in a higher ratio of fixed expenses to the unit cost of our products. In addition, the unit selling prices of our products decreased in the third quarter of 2017 as compared to same period of 2016 as a result of heavy market competition.

The gross profit margin of other products was 48% and 17% for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the nine months ended September 30, 2017 and 2016, respectively:

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
	Amount	% of revenue	Amount	% of revenue
General and administrative	$14,593,052	143%	$2,696,577	10%
Selling expenses	727,641	7%	2,719,507	11%
Total operating expenses	$15,320,693	150%	$5,416,084	21%

Operating expenses increased for the nine months ended September 30, 2017 compared to the corresponding period in 2016, mainly due to an increase in general and administrative expenses.

General and administrative expenses increased by $11.9 million, from $2.7 million to $14.6 million for the nine months ended September 30, 2017 compared to the same period of the last fiscal year. The increase was primarily attributable to expenses of $6.7 million recorded in the third quarter of 2017 as a result of legal proceedings and an increase in the amortization of leasing expenses of kiwi orchard that the Company leased in Mei County and city of Yidu.  The Company has amortized $4.5 million as leasing expenses for the nine months ended September 30, 2017.

Selling expenses decreased for the nine months ended September 30, 2017 as compared to the same period in 2016, mainly due to a decrease in shipping and handling expenses as a result of a decrease in volume of sales.

Other Income (Expense), Net

Other income, net were $2.3 million for the nine months ended September 30, 2017 and other expenses, net were $993,443 for the same period of 2016. The increase in other income for the nine months ended September 30, 2017 was mainly due to a decrease in interest expense and an increase in subsidy income and other income.

Interest expense for the nine months ended September 30, 2017 was $738,705, representing a decrease of $948,558 or 56%, as compared to interest expense of $1,688,263 for the same period of 2016.  The decrease was primarily due to lower bank loan amounts and interest rates on our bank loans in the nine months ended September 30, 2017 as compared to the same period of 2016.  Subsidy income for the nine months ended September 30, 2017 was $915,164, an increase of $373,934, as compared to $ 541,230 for the same period of prior year. The subsidy income for the nine months ended September 30, 2017 mainly represents the value-added tax rebates provided on our exports and agriculture project in Meixin, Shaanxi province and the subsidy income for the same period of the prior year was mainly related to our Yidu Project.

Income Tax

Our provision for income taxes decreased for the nine months ended September 30, 2017 versus the same period of 2016, due to lower income before taxes for the nine months ended September 30, 2017.

Non-controlling Interests

As of September 30, 2017, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo, and Hedetang Holding (HK) held a 73.42% interest in SkyPeople (China). TSD held a 26.36% interest in Skypeople (China). Net income attributable to non-controlling interests increased mainly due to the increase in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $4,545,501, an increase of $3,401,916, or 297%, from $1,143,585 as of December 31, 2016. The increase in cash, cash equivalents and restricted cash was mainly due to cash received in our direct registered offering. On April 12, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers (the “Purchasers”), pursuant to which the Company offered and sold to the Purchasers, in a registered direct offering, an aggregate of 862,097 shares of common stock for aggregate gross proceeds to the Company of $2,672,500, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. We expect that the projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit to provide sufficient capital to meet our projected operating cash requirements at least for the next 12 months, which does not take into account any potential expenditures related to the possible expansions of our current production capacity.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $15,178,013 as of September 30, 2017, an increase of $59.0 million, as compared to a negative working capital of $43,847,226 as of September 30, 2016, mainly due to an increase in current assets.

During the nine months ended September 30, 2017, net cash provided by our operating activities was $1.5 million compared to net cash provided by operating activities of $34.1 million during the same period of 2016. The decrease in cash flow provided by operating activities was primarily due to a decrease in net income of $13.4 million and a decrease in change in accounts receivables of $35.6 million.

During the nine months ended September 30, 2017 and September 30, 2016, our investing activities used net cash of $190,897 and $91.6 million respectively. During the nine months ended September 30, 2016, we made a refundable deposit about $30 million pursuant to the letter of intent to purchase the kiwifruits orchard, $37.4 million for the lease of kiwifruits orchard in Mei County, and $24 million for the lease of orange orchard in Yidu city.

During the nine months ended September 30, 2017, our financing activities generated net cash inflow of $6,409,150 as compared to net cash inflow of $23,967,282 in the same period of 2016. The decrease in cash inflow from financing activities was mainly due to a decrease in capital contributions of $11.5 million by TSD. During the nine months ended September 30, 2017, the Company borrowed $2.1 million in bank loans, and the Company repaid $3.3 million in bank loans for the same period of last year.

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

As of September 30, 2017, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

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

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2017, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013. Based on this assessment, our management concluded that, as of September 30, 2017, there is a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We hired an assistant to the interim Chief Financial Officer in September 2016 who has an accounting degree from a U.S. institution and is familiar with U.S. GAAP to help us in preparation of our financial statements, to ensure that our financial statements are prepared in accordance with U.S. GAAP. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience of U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and other relevant securities laws.

We believe the measures described above will remediate the material weakness identified above. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control any future deficiencies.

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2015, China Cinda Asset Management Co., Ltd. Shaanxi Branch (“Cinda Shaanxi Branch”) filed two enforcement proceedings with Xi’an Intermediate People’s Court against the Company for alleged defaults pursuant to guarantees by the Company to its suppliers for a total amount of RMB 39,596,250, or approximately $6.1 million.

In September 2014, two long term suppliers of pear, mulberry, and kiwi fruits to the Company requested the Company to provide guarantees for their loans with Cinda Shaanxi Branch. Considering the long term business relationship and to ensure the timely supply of raw materials, the Company agreed to provide guarantees upon the value of the raw materials supplied to the Company. Because Cinda Shaanxi Branch is not a bank authorized to provide loans, it eventually provided financing to the two suppliers through the purchase of accounts receivables of the two suppliers with the Company. In July, 2014, the parties entered into two agreements - Accounts Receivables Purchase and Debt Restructure Agreement, and Guarantee Agreements for Accounts Receivables Purchase and Debt Restructure. Pursuant to the agreements, Cinda Shaanxi Branch agreed to provide a RMB 100 million credit line on a rolling basis to the two suppliers and the Company agreed to pay its accounts payable due to the two suppliers directly to Cinda Shaanxi Branch, and provided guarantees for the two suppliers. In April 2015, Cinda Shaanxi Branch stopped providing financing to the two suppliers and the two suppliers were unable to continue the supply of raw materials to the Company. Consequently, the Company stopped making any payment to Cinda Shaanxi Branch.

The Company has responded to the court and taken the position that the financings under the agreements are essentially the loans from Cinda Shaanxi Branch to the two suppliers, and because Cinda Shaanxi Branch does not have permits to make loans in China, the agreements are invalid, void and have no legal force since inception. Therefore, the Company has no obligations to repay the debts owed by the two suppliers to Cinda Shaanxi Branch.

Upon the Court’s suggestion, parties agreed to a settlement discussion in April. As a part of the settlement discussion, on April 18, 2017, the Company withdrew its non-enforcement request with the Court without prejudice. Both parties are still in the process of settlement negotiations. If the parties cannot reach a settlement agreement, the Company has the right to refile the non-enforcement request with the Court. As the Company may still be liable for this loan, the Company recorded expenses and liability of $6.0 million as the result of these two enforcement proceedings in the third quarter of 2017.

Between October, 2013 and January, 2014, Xuzhou Jinkaifeng Glass Co. Ltd. (“JKF”) supplied glass bottles to SkyPeople China. SkyPeople China believed the glass bottles supplied by JKF had quality issues and didn’t pay for the bottles delivered. In November, 2016, JKF filed a lawsuit against SkyPeople China with Xuzhou Tongshan District People’s Court. On July 27, 2017, SkyPeople China received judgment from Xuzhou Tongshan District People’s Court that SkyPeople China shall pay JKF RMB 365,292 (approximately $55,040) for the glass bottles. SkyPeople China currently is in discussion with JKF on the payment terms and final amount in connection with the enforcement of the judgment. The Company recorded expenses and liability of $55 thousand in the third quarter of 2017.

In April 2015, SkyPeople China entered into a loan agreement with Haanxi Fangtian Decoration Co. Ltd. (“Fangtian”). Pursuant to the loan agreement, SkyPeople China borrowed RMB 3.5 million (approximately $527,355) from Fangtian. SkyPeople China has not repaid the loan and Fangtian filed lawsuit with Xi’an Yanta District People’s Court (the “Yanta District Court”). On August 10, 2017, Yanta District Court ruled against SkyPeople China and determined that SkyPeople China shall repay the loan of RMB 3.5 million plus interest RMB 402,500 (approximately $588,000). SkyPeople China currently is in discussion with Fangtian on the payment terms and final amount. The Company recorded expenses and liability of $588,000 in the third quarter of 2017 in relation to this judgment.

Shaanxi Hengtong Development Co. Ltd. (“Hengtong”) is a coal supplier to SkyPeople China’s Jingyang Branch (“SkyPeople Jingyang”). In November, 2016, Hengtong filed lawsuite against SkyPeople Jingyang for upaid coal and interest at a total of RMB 3,133,916. On  March 13, 2017, SkyPeople Jingyang received judgment from Jingyang County People’s Court ordering SkyPeople Jingyang to repay RMB 1.78 million (apprxomiately $268,788) to Hengtong. SkyPeople Jingyang appealed the judgement to Xianyang Intermediate People’s Court, and on August 29, 2017, Xiangyang Intermediate Court affirmed the lower court’s decision. SkyPeople Jingyang currently is in discussion with Hengtong on payment terms and final amount. The Company recorded expenses and liability of $269 thousand in the third quarter of 2017 in relation to this judgement.

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay a 40 million RMB (approximately $5.80 million) bank loan, plus interest. The loan became due on its maturity date of December 9, 2016. On December 19, 2016, the Court accepted the case. The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date. Wonder Fruit believes the interest charged by Suizhong Branch is 100% higher than the base rate set by People’s Bank of China and is not in consistent with People’s Bank of China’s base interest and floating rates. The Court has temporarily frozen the land and real property of Wonder Fruit that was pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by Wonder Fruit for its business. Wonder Fruit is currently in discussions with the Suizhong Branch on repayment of the bank loan and a reduction of the interest due thereon.

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

November 20, 2017

By:	/s/ Hanjun Zheng
Hanjun Zheng
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

November 20, 2017

