Form 10-K
period 2017-12-31
Future FinTech Group Inc.
filed 2018-04-16
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________to _________

Commission File Number 001-34502

Future FinTech Group Inc.

(Exact name of registrant as specified in its charter)

Florida	98-0222013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

23F, China Development Bank Tower,
No. 2, Gaoxin 1st. Road, Xi’an, PRC	710075
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: 86-29-81878277

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

The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant, based upon the closing price of $2.41 per share for shares of the registrant’s Common Stock on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NASDAQ Global Market, was approximately $16.73 million. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including outstanding shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of April 12, 2018 was 25,417,083.

FUTURE FINTECH GROUP INC.

 Annual Report on Form 10-K for Fiscal Year Ended December 31, 2017

i

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Annual Report”) of Future Fintech Group, Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, among others, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

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

ii

PART I

ITEM 1 – BUSINESS

Overview

We are a holding company incorporated under the laws of the State of Florida. We have three direct wholly-owned subsidiaries: DigiPay FinTech Limited (“DigiPay FinTech”), formally known as Belkin Foods Holdings Group Co., Ltd., (“Belkin”), a company incorporated under the laws of the British Virgin Islands, Digital Online Marketing Limited (“Digital Online”) , formally known as FullMart Holding Limited (“FullMart”), a company organized under the laws of the British Virgin Islands, and SkyPeople Foods Holding Limited (“SkyPeople BVI”), a company organized under the laws of the British Virgin Islands. SkyPeople BVI holds 100% of the equity interest of HeDeTang Holding (HK) Ltd. (“HeDeTang Holding (HK)”), a company organized under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong”), and HeDeTang Holding (HK) holds 73.42% of the equity interests of SkyPeople Juice Group Co., Ltd., (“SkyPeople (China)”), a company incorporated under the laws of the PRC. SkyPeople (China) has eleven subsidiaries, all limited liability companies organized under the laws of the PRC: (i) Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd. (“Shaanxi Qiyiwangguo”); (ii) Huludao Wonder Fruit Co., Ltd. (“Huludao Wonder”); (iii) Yingkou Trusty Fruits Co., Ltd. (“Yingkou”); (iv) Hedetang Foods Industry (Yidu) Co. Ltd. (“Food Industry Yidu”); (v) Shaanxi Heying Trading Co. Ltd (“Shaanxi Heying”); (vi) Hedetang Agricultural Plantation (Yidu) Co. Ltd. (“Agricultural Plantation Yidu”); (vii) Xi’an Hedetang Nutritious Food Research Institute Co., Ltd. (“Hedetang Reseach”); (viii) Xi’an Cornucopia International Co., Ltd. (“Xi’an Cornucopia”); (ix) Xi’an Hedetang E-commerce Co. Ltd. (“Hedetang E-commerce”); (x) Hedetang Foods Industry (Zhouzhi) Co. Ltd (“Foods Industry Zhouzhi”); and (xi) Hedetang Foods Industry (Jingyang) Co. Ltd. (“Foods Industry (Jingyang”). Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd. (the “TSD”), a limited liability corporation registered in China, holds another 26.36% of the equity interest of SkyPoeple (China). HeDeTang Holdings (HK) also holds 100% of the equity interests of HeDeJiaChuan Holding Group Co. Ltd., (“HeDeJiaChuan Holding”), a company incorporated under the laws of the PRC, which holds 100% of the equity interests of HeDeJiaChuan Foods (Xi’an) Co. Ltd., (“HeDeJiaChuan Xi’an”), both companies incorporated under the laws of the PRC. HeDeJiaChuan Xi’an” has three subsidiaries: (i) SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. (“SkyPeople Suizhong”); (ii) HedeJiachuan Foods (Yichang) Co. Ltd (“Hedejiachuan Yichang”); and (iii) Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”).

On January 19, 2018, the Company filed a definitive Schedule 14A (the “Proxy”) to solicit shareholders’ proxies for a special meeting of the Company’s shareholders in connection with proposals to (i) spin-off the Company’s wholly-owned subsidiaries, SkyPeople BVI and Digital Online, through a pro rata distribution of the ordinary shares of each of SkyPeople BVI and Digital Online to holders of the Company’s common stock at the close of business on January 22, 2018, the record date (the “Spin Offs”); (ii) to approve an amendment to the Company’s Second Amended and Restated Articles of Incorporation, which would increase the amount of authorized shares of common stock, par value $0.001 per share, of the Company from 8,333,333 to 60,000,000; (iii) to adopt and approve the Future FinTech Group Inc. 2017 Omnibus Equity Plan; (iv) to approve the issuance of an aggregate 7,111,599 shares of the Company’s common stock pursuant to certain Creditor’s Rights Transfer Agreements between a wholly owned subsidiary of the Company and sellers of such creditor’s rights; and (v) to approve the issuance of an aggregate 11,362,159 shares of the Company’s common stock pursuant to a Share Purchase Agreement between the Company and a certain investor. On March 13, 2018, the Company held the Special Meeting of Shareholders and the above proposals were approved by the shareholders of the Company. The Company anticipates completing the Spin Offs in the third quarter of 2018.

Following the completion of the Spin Offs, the main business operations of Future FinTech will be focused on (i) the online sales of fruit juice products and beverages, and consumer and health-related products, through GlobalKey Supply Chain Limited (formerly known as Shaanxi Quangoutong E-Commerce Inc.) (“GlobalKey Supply Chain”); (ii) the design, development, testing, deployment and maintenance of a blockchain-based Globally Shared Shopping Mall and other related software systems (iii) the operation of a supply chain, logistics and trading business for fruit juice products, foods and other consumer and agricultural products through Hedetang Farm Products Trading Market (Mei County) Co., Ltd.; (iv) bulk agricultural products spot trading business and financial technology businesses, including software development and information services for the financial leasing and project finance industries through intelligent investment advisory and blockchain technology; (v) related asset and equity investment management; and (vi) the development and operation of a blockchain platform for cyptocurrency conversion, payment and other services (“DCON”). The Company will use blockchain technology to develop its use in different business segments, including online sales and internet distribution businesses. The Company will also use the application blockchain technology in agricultural products trading, to facilitate financial payments and transactions, and intend to use both blockchain and artificial intelligence technologies to create new opportunities. The Company anticipates generating revenues from our finance leasing business, the acquisition and disposal of financial assets and the application of block-chain technology for online sales of products.

Products and Market

Through our indirect subsidiaries in the PRC, we are currently engaged in the production and sale of (1) fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices); (2) fruit beverages (including fruit juice beverages and fruit cider beverages); and (3) other fruit-related products (including primarily organic and non-organic fresh fruits, dried fruit, preserved fruit, fructose) in and from the PRC.

In 2017, sales of our fruit concentrates, fruit beverages, and other fruit related products represented 30%, 69%, and 1% of our revenue, respectively, compared to 51%, 43%, and 6%, respectively, in 2016.

Our Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses in the three fiscal years ended December 31, 2016 and the cash flows were minimal during the same three fiscal years. Thus, in December 2016, we established a restructuring plan to close Huludao Wonder Operation. In fiscal years of 2017 and 2016, this discontinued operation reported a loss of $11.52 million and $4.79 million, respectively.

In the management’s discussion and analysis of our financial condition and result of operations, for the basis of comparison, the amounts used in comparison have been reclassified to exclude the amounts from discontinued operations, which have been discussed as a separate line item listed on the statement of income.

Specialty fruit juices, or “small breed” fruit juices, are juices squeezed from fruits that are grown in relatively small quantities such as kiwi juice, mulberry juice, turnjujube juice and pomegranate juice. Currently, our specialty juice beverage offerings include pear juice, kiwi juice and mulberry juice. At the end of 2017, we possessed 21 patents and proprietary technologies in the processing technology of specialty fruit juice and gained a number of honors and qualifications in the fruit juice industry.

Organizational Structure

Our current organizational structure is set forth in the diagram below:

Future FinTech Group, Inc. (Florida, U.S.) "Future FinTech"
100%
SkyPeople Foods Holdings Limited (BVI) "SkyPeople Foods"
100%
Digital Online Marketing Limited (BVI) "Digital Online"
100%
DigiPay FinTech Ltd. (BVI) "DigiPay FinTech"
100%
HeDeTang Holdings (HK) Ltd. (HK) "HeDeTang Holdings (HK)"
100%
Globalkey Holdings Ltd (HK)(25) "Globalkey Holdings"
100%
Future FinTech (HongKong) Limited (HK)(20) "Future FinTech (HK)"
100%
Hedetang Foods (China) Co., Ltd. (PRC) (17) "Hedetang Foods (China)"
73.42%
※ SkyPeople Juice Group Co., Ltd. PRC(2) "SkyPeople (China)"
26.36%
Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd. (PRC) "Tianshunda"
100%
▲ HeDeJiaChuan Holding Group Co., Ltd. (PRC)(11) "HeDeJiaChuan Holding"
80%
90%
55%
GlobalKey Supply Chain Limited. (PRC)(21) "GlobalKey"
100%
Shaanxi China Agricultural Silk Road Farm Products Trading Center Co., Ltd. (PRC)(18) "China Agricultural Silk Road Trading Center"
10%
Hedetang Farm Products Trading Markets (Mei county) Co., Ltd. (PRC)(6) "Trading Market Mei County"
Zhonglian Hengxin Assets Management Co., Ltd. (PRC) (24) "Zhonglian Hengxin"
20%
Shaanxi Chunlv Ecological Agriculture Co. Ltd (PRC)(27) "Shaanxi Chunlv"
45%
Shaanxi Yinlian Huijin Investment Management Co., Ltd. (PRC)(28) "Shaanxi Yinlian"
100%
Hedetang Foods Industry (Yidu) Co., Ltd. (PRC)(3) "Foods Industry Yidu"
※ SkyPeople Juice Group Co., Ltd. PRC(2) "SkyPeople (China)"
0.6%
10%
26.36%
63.64%
Xi'an Cornucopia International Co., Ltd. (9) (PRC) "Xi'an Cornucopia"
99.4%
Xi'an Hedetang Nutritious Food Research Institute Co. Ltd. (8) (PRC) "Hedetang Research"
100%
HeDeJiaChuan Foods (Xi'an) Co., Ltd.(10) (PRC) "HeDeJiaChuan Xi'an"
99.5%
100%
96.67%
SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd.(5) (PRC) "SkyPeople Suizhong"
HeDeJiaChuan Foods (Yichang) Co., Ltd.(19) "HeDeJiaChuan Yichang"
Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. (PRC)(7) "Guo Wei Mei"
3.33%
▲ HeDeJiaChuan Holding Group Co., Ltd. (PRC)(11) "HeDeJiaChuan Holding"
51.02%
51.01%
100%
Yingkou Trsty Fruit Juice Co., Ltd. (13) (PRC) "Yingkou"
Huludao Wonder Fruit Co., Ltd.(12) (PRC) "Huludao Wonder"
Hedetang Agricultural Plantations (Yidu) (4) (PRC) "Agricultural Plantations Yidu"
48.98%
48.99%
91.15%
99.5%
78%
90%
90%
Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd.(1) (PRC) "Shaanxi Qiyiwangguo"
Shaanxi Heying Trading Co., Ltd.(23) (PRC) "Shaanxi Heying"
Xi'an Hedetang E-Commerce Co., Ltd. (PRC)(16) "Hedetang E-Commerce"
Hedetang Foods Industry (Zhouzhi) Co., Ltd. (PRC)(19) "Foods Industry Zhouzhi"
Hedetang Foods Industry (Jingyang) Co., Ltd. (PRC)(14) "Foods Industry Jingyang"
10%
22%
10%
Xi'an Taizhan Financial Management Co., Ltd. (22) (PRC) "Xi'an Taizhan"

(1)	Xi’an Qinmei Food Co., Ltd., an entity not affiliated with the Company, owns the remaining 8.85% of the equity interest in Shaanxi Qiyiwangguo.
(2)	Formerly known as Shaanxi Tianren Organic Food Co. Ltd.
(3)	Hedetang Foods Industry (Yidu) Co., Ltd. (“Foods Industry Yidu”), formerly known as SkyPeople Juice Group Yidu Orange Products Co., Ltd., was established on March 13, 2012. Its scope of business includes deep processing and sales of oranges.
(4)	Hedetang Agricultural Plantations (Yidu) Co., Ltd., formerly known as Hedetang Fruit Juice Beverages (Yidu) Co., Ltd., was established on March 13, 2012. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, farm products; fresh fruit picking; research, training and promotion of planting and breeding technology.
(5)	SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. was established on April 26, 2012. Its scope of business includes the initial processing, quick-freezing and sales of agricultural products and related by-products.
(6)	Hedetang Farm Products Trading Market (Mei County) Co., Ltd., formerly known as SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. (“Kiwi Fruit & Farm Products”) was established on April 19, 2013. Its scope of business includes preliminary processing of agricultural and subsidiary products, establishment of trading markets for agriculture products, and similar activities.
(7)	Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. was established on April 19, 2013. Its scope of business includes producing kiwi fruit juice, kiwi puree, cider beverages, and similar products.
(8)	Xi’an Hedetang Fruit Juice Beverages Co., Ltd. (“Xi’an Hedetang”) was established on March 31, 2014. Its scope of business includes the production and sales of fruit juice beverages. On August 10, 2017, it changed its name to Xi’an Hedetang Nutritious Food Research Institute Co., Ltd.
(9)	Xi’an Cornucopia International Co., Ltd. (“Cornucopia”) was established on July 2, 2014. Its scope of business includes the retail and wholesale of pre-packaged food.
(10)	Shaanxi Fruitee Fun Co., Ltd. (“Fruitee Fun”) was established on July 3, 2014. Its scope of business includes retail and wholesale of pre-packaged food. Shaanxi Fruitee Fun Co., Ltd. (also known as Shaanxi Guoweiduomei Beverage Co., Limited) changed its name to Hedetang Foods Industry (Xi’an) Co., Ltd. (“Foods Industry Xi’an”) on July 5, 2016. On June 6, 2017, it again changed its name to HedeJiachuan Foods (Xi’an) Co. Ltd.
(11)	Hedetang Holding Group Co., Ltd., formerly known as Hedetang Holding Co., Ltd., (“Hedetang Holding”) was established on July 21, 2014. Its scope of business includes corporate investment consulting, corporate management consulting, corporate image design and corporate marketing planning. On June 14, 2017, it changed its name to HedeJiachuan Holding Group Co. Ltd.

(12)	The Company acquired Huludao Wonder Co. Ltd. (“Huludao”) on September 10, 2008. Its scope of business mainly includes the manufacture and sale of concentrated fruit juice and fruit juice beverages.
(13)	The Company acquired Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) on November 25, 2009. Its scope of business mainly includes the manufacture of concentrated fruit juice.
(14)	Hedetang Foods Industry (Jingyang) Co., Ltd. (“Foods Industry Jingyang”) was established on September 7, 2016. Its scope of business includes processing, storage and sales of farm products, fruits, tea and snacks; as well as research and promotion of processing technology of organic agriculture, fruit industry and agricultural products.
(15)	HedeJiachuan Foods (Yichang) Co. Ltd (“Hedejiachuan Yichang”), formerly known as Hedetang Farm Products Trading Market (Yidu) Co., Ltd., and Hedetang Foods Industry (Yichang) Co., Ltd, was established on March 23, 2016. Its scope of business includes construction, operation, and property management of a farm products trading market; e-commerce services forfarm products; and construction and operation management of an e-commerce information platform.
(16)	Xi’an Hedetang E-Commerce Co., Ltd. was established on April 21, 2016. Its scope of business includes online sales of pre-packaged foods and bulk foods.
(17)	The Company acquired Hedetang Foods (China) Co., Ltd. (“Hedetang Foods China”) on May 18, 2016 through the acquisition of DigiPay FinTech Limited (formerly known as Belking Foods Holdings Group Co., Ltd., the 100% indirect shareholder of Hedetang Foods China, on the same date. The scope of business of Hedetang Foods China includes wholesale and retail of food and beverages; import and export trade of fruit, vegetables, and dried fruit; packaging; logistics and distribution; online sales; and business management consulting services.
(18)	Hedetang Agricultural Plantations (Mei County) Co., Ltd. was established on September 2, 2016. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, Chinese herbal medicine, and farm products; fresh fruit picking; research, training and promotion of planting and breeding technology, development and training for E-commerce and online sales of agricultural and sideline products. On September 6, 2017, it changed its name to Shaanxi China Agricultural Silk Road Farm Products Trading Center Co., Ltd.
(19)	Hedetang Foods Industry (Zhouzhi) Co., Ltd. (“Foods Industry Zhouzhi”) was established on November 29, 2016. Its scope of business includes production, processing and sales of kiwifruit wine, juice, puree and beverages; storage and sales of fresh fruits; and import and export of a variety of products and technology.
(20)	Future FinTech (HongKong) Limited (“FintTech HK”), formerly known as Future World Trading (Hong Kong) and SkyPeople International Trading (HK) Limited, was first established on July 27, 2016. It mainly engages in the import and export of food products.
(21)	GlobalKey Supply Chain Limited, formerly known as Shaanxi Quangoutong E-commerce Inc., was acquired on May 27, 2017. Its main business scope includes computer hardware and software development and sales, electronic products and communication equipment, computer network engineering design, business information consultation, online sales and online marketing, and investment management.
(22)	Shaanxi Heying Trading Co. Ltd was established on December 17, 2009. Its main business scope includes the sales of pre-packaged food and bulk food; import and export of goods and technology; food technology research and development; business management and consulting, and corporate planning services.
(23)	Zhonglian Hengxin Assets Management Co., Ltd. (“Zhonglian Hengxin”) was established in Xi’an. Its main business scope includes asset management (except for financial, securities, futures and other restricted items); asset acquisition, asset disposal and asset operation (except for financial, securities, futures and other restricted items); planning and advisory for corporate restructure and merger and acquisition; equity and real estate investment (no public offerings, restricted to investment through assets of the company itself ); financial business process outsourcing entrusted by financial institutions; financial information technology outsourcing entrusted by financial institutions; financial knowledge process outsourcing. Businesses that require approval by government agencies shall only operate within the scope of such approval.
(24)	DigiPay FinTech Limited (DigiPay FinTech), formerly known as Belking Foods Holdings Group Co., Ltd., was established on May 3, 2016.
(25)	GlobalKey Holdings Limited (“GlobalKey Holdings”), formerly known as Hedejiachuan (HK) Holdings Limited, and SkyPeople Foods International Holdings (HK) Limited and later Hedetang Holdings (Asia-Pacific) Limited, was established on January 13, 2012. It was established mainly to engage in the import and export of food products.

Competitive Advantages

We believe our competitive advantages include the modern equipment and technology employed at our production factories in Shaanxi Province and the strategic locations of our manufacturing facilities. Our equipment and technology help us to ensure product quality, control costs and allow us to meet international fruit juice production standards such as ISO9001, HACCP, and Kosher certifications, and those imposed by the United States Food and Drug Administration. In addition, our manufacturing facilities are strategically located near regional fruit production centers. For example, Shaanxi Province, where two of our manufacturing facilities are located, is known in the PRC for pear and kiwi production. Our orange manufacturing facilities are located in Hubei Province, which is a strong region of production for oranges. Our proximity to regional fruit production centers enables us to purchase fresh fruits directly from farmers, avoid the need of transporting fresh fruit over long distances to processing facilities, reduce our transportation expenses and damage to fresh fruit during transportation and helps us maintain high quality of finished products by preserving freshness.

We own and operate four manufacturing facilities in the PRC. To take advantage of economies of scale and to enhance our production efficiency, each of our manufacturing facilities focuses on juice products centering around one particular fruit based on the proximity of each facility to the supply center of that fruit. All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods. We operate our pear juice products business out of our Foods Industry Jingyang. Our business involving apple juice products is operated out of Huludao Wonder and Yingkou, and our business involving kiwi products is operated out of Shaanxi Qiyiwangguo, in which we have held a 91.15% ownership interest since June 2006. As our Huludao Wonder operation suffered continued operating losses in the three fiscal years ended December 31, 2016 and the cash flows were minimal during the same three fiscal years, in December 2016, we established a restructuring plan to close Hudludao Wonder Operation.

Corporate History

We were initially incorporated in 1998 in Florida as Cyber Public Relations, Inc. for the purpose of providing internet electronic commerce consulting services to small and medium sized businesses and did not have any material operations or revenue. On January 21, 2004, we purchased all of the outstanding share capital of Environmental Technologies, Inc., (“Environmental Technologies”), a Nevada corporation, in exchange for approximately 29,051 shares of the Company’s common stock (“Common Stock”). As a result, Environmental Technologies became our wholly-owned subsidiary and the Environmental Technologies shareholders acquired approximately 97% of our issued and outstanding Common Stock, and we changed our name to Entech Environmental Technologies, Inc.

After our acquisition of Environmental Technologies, we operated through our wholly-owned subsidiary, H.B. Covey, Inc. (“H.B. Covey”), a business providing construction and maintenance services to petroleum service stations in the southwestern part of the United States and installation services for consumer home products in Southern California. In July 2007, we entered into and consummated a Stock Sale and Purchase Agreement pursuant to which we sold H.B. Covey.

We were a shell company with no significant business operations after we sold H.B. Covey. As a result of the consummation of a reverse merger transaction, on February 26, 2008 we ceased being a shell company and became an indirect holding company for SkyPeople (China) through Pacific Industry Holdings Group Co., Ltd. (“Pacific”). Pacific was incorporated under the laws of the Republic of Vanuatu, and was a holding company for our operating subsidiary, SkyPeople (China). We closed Pacific in the second quarter of 2017. In May 2008, we changed our name to SkyPeople Fruit Juice, Inc.

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

On June 17, 2009, we incorporated a new Delaware corporation called Harmony to be a wholly owned subsidiary of the Company with offices initially in California to act as a sales company for the Company. The total number of shares of capital stock that Harmony has authority to issue is 3,000 shares, all of which are Common Stock with a par value of $1.00 per share. On June 20, 2009, HMN was registered in the State of California to transact business in such state. HMN did not commence operations and the Company closed this dormant subsidiary in the second quarter of 2017.

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

On April 26, 2012, we established SkyPeople Suizhong to engage in the business of initial processing, quick-frozen and sales of agricultural products and related by-products.

On May 28, 2012, we acquired Hededetang Holdings (Asia-Pacific) to engage in the store and sales of pre-packed foods, production and sales of fruit juice beverages through its controlling of its subsidiaries.

On April 19, 2013, we established Trading Market Mei County (formerly known as SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd.) to engage in preliminary processing of agricultural and subsidiary products, and agricultural products trading and similar activities.

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

On November 16, 2015, Agricultural Plantations Yidu (formerly known as Hedetang Fruit Juice Beverages (Yidu) Co., Ltd.) signed a construction agreement with China Yi Ye Group Co. Ltd. to engage China Yi Zhi Group Co. Ltd. to establish an orange comprehensive deep processing zone in Yidu. On November 23, 2015, construction began on the agricultural products trading market. As the Chinese government recently tightened environment regulations, the Company is in the process of adapting to the new standards and the project has been delayed. Since the Company’s current cash cannot support the future input requirements of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $16.80 million with respect to construction in progress and fixed assets of this project, and an impairment cost of $0.62 million with respect to the orange plantation.

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

On March 23, 2016, we established Hedejiachuan Yichang (formerly known as “Trading Market Yidu”) to construct, operate, and manage property of the farm products trading market.

On April 21, 2016, we established Hedetang E-Commerce Co., Ltd. to sale pre-packaged foods and bulk foods online.

On May 18, 2016, we acquired Hedetang Foods China through the acquisition of Belkin to wholesale and retail of foods and beverages, import and export fruit, vegetables and dried fruit.

On June 7, 2016, we established Foods Industry Jingyang to engage in the business of processing, storage and sales of farm products, fruits, tea and snacks. Foods Industry Jingyang began operations in April 2017.

On September 2, 2016, we established Agricultural Plantations Mei County to plant, acquire and sale vegetables, fruits, flowers, Chinese herbal medicine and other farm products.

On November 4, 2016, we acquired Future World Trading (HK) to engage in the import and export of food products.

On November May 128, 2016, we acquired SkyPeople Hedetang Foods China, formerly known as SkyPeople Foods China to engage in the production and sale of foods and beverages through its subsidiaries.

On November 29, 2016, we established Foods Industry Zhouzhi to produce, process and sale kiwifruit wine, juice, puree and beverages. This company has not commenced operations as of this report date.

On November 30, 2016, we acquired FullMart to engage in foods trading business through its subsidiaries.

In December 2016, we established a restructuring plan to close Huludao Wonder Operation.

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

On May 27, 2017, the Company acquired GlobalKey Supply Chain Limited, formerly known as Shaanxi Quangoutong E-commerce Inc. Its main business scope includes computer hardware and software development and sales, electronic products and communication equipment development and sales, computer network engineering design, business information consultation, online sales and online marketing, and investment management.

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

On September 29, 2017, the Company established Shenzhen Hedetang Industrial Co., Ltd. (Shenzhen Hedetang). Its main business scope includes industrial projects; domestic trade; and import and export businesses.

On November 2, 2017, a wholly-owned indirect subsidiary of the Company, Hedetang Foods (China) Co., Ltd. (“Hedetang”), entered into a series of Creditor’s Rights Transfer Agreements (collectively, the “Acquisition Agreements”) with each of Shaanxi Chunlv Ecological Agriculture Co. Ltd., Shaanxi Boai Medical Technology Development Co., Ltd., and Shaanxi Fu Chen Venture Capital Management Co. Ltd. (collectively, the “Sellers”). Pursuant to the Acquisition Agreements, Hedetang agreed to purchase certain creditor’s rights of associated with companies located in the PRC for an aggregate purchase price of RMB 181,006,980 (approximately $27,344,096), of which RMB 108,604,188 (approximately $16,437,248.50) will be paid in cash and RMB 72,402,792 (approximately $10,937,638.50) will be paid in shares of common stock of the Company (the “Share Payment”) based on the average of the closing prices of Future FinTech’s common stock over the five trading days preceding the date of the Acquisition Agreements. The Share Payment was contingent on Future FinTech receiving shareholder approval at a Special Shareholders Meeting to increase its authorized common stock to 60,000,000 shares and to approve the Share Payment issuance under Acquisition Agreements. On March 13, 2018, the Company held a Special Meeting of shareholders, and the shareholders approved an amendment to the Second Amended and Restated Articles of Incorporation of the Company (the “Articles Amendment”), which increased the amount of authorized shares of common stock, par value $0.001 per share, of the Company from 8,333,333 to 60,000,000, as well as the Share Payment.

In connection with the Acquisition Agreements and to provide funding for their consummation, on November 3, 2017, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Mr. Zeyao Xue (“Xue”) pursuant to which Future FinTech agreed to sell 11,362,159 shares of its common stock (the “Shares”) to Xue for an aggregate purchase price of $16,437,248.50. The per share price for the Shares was determined using the average closing price quoted on the NASDAQ Global Market for the common stock of the Company over the three (3) trading days prior to the date of the Share Purchase Agreement (the “Purchase Price”). Under the terms of the Share Purchase Agreement, the Purchase Price may be adjusted upward if, on the third business day following the later of (i) the public disclosure of the execution of the Acquisition Agreements and (ii) the Company’s filing of its Form 10-Q for the quarter ended September 30, 2017 (in each case, counting the date of disclosure as the first such day, provided that the applicable public disclosure is made prior to the close of trading on such date), the per share closing price of the Company’s common stock quoted on the NASDAQ Global Market (the “Disclosure Price”) is higher than the Purchase Price, in which case the Purchase Price shall be adjusted to the Disclosure Price (the “Adjusted Price”), and Xue shall pay to the Future FinTech an amount equal to (x) the difference between the Purchase Price and the Adjusted Price (y) multiplied by the number of Shares (the “Additional Amount”). If the Disclosure Price is lower than Purchase Price, no adjustment of the Purchase Price shall be made. The consummation of the Share Purchase Agreement was contingent on Future FinTech receiving shareholder approval at a Special Shareholders Meeting for the Articles Amendment and the approval of Shares issuance under the Share Purchase Agreement by the shareholders of the Company. At the Special Meeting of shareholders held on March 13, 2018, and the shareholders approved the Articles Amendment and the consummation of the Share Purchase Agreement.

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

Fruit Juice Beverages

As compared to our fruit juice concentrate products, which experience seasonality, fruit juice beverages can be produced and sold year-round. We plan to focus on developing new beverages with higher margins.

The manufacturing process for fruit juice beverages involves further processing of fruit juice concentrates. Our fruit juice beverages are divided into two categories: pure fruit juice and fruit cider beverages. The gross margins for our fruit beverages were 20% and 34% in fiscal years 2017 and 2016, respectively.

Currently we produce five flavors of fruit beverages in 236 ml glass bottles, 258 ml glass bottles, 280 ml glass bottles, 418 ml glass and 500 ml glass bottles, 888 ml glass bottles, 1.21 L glass bottles and BIB (bag in box) packages, including kiwifruit juice, mulberry juice, peach juice, pomegranate juice and fruit and vegetable juice. We also produce two flavors of lactobacillus fruit beverages in 268 ml glass bottles, including lactobacillus kiwifruit juice and lactobacillus mulberry juice, as well as three beverages with rich dietary fiber in 330 ml glass bottles, including kumquat and grapefruit juice, kiwifruit juice and mulberry juice. We currently sell our fruit beverages to over 100 distributors and more than 20,000 retail stores in approximately 20 provinces. Our products are sold through distributors in stores such as Hualian Supermarket in Beijing, RT-Mart in Shenyang, WOWO in Chengdu, the Quanjia convenient store chain, Vanguard in Xi’an, Carrefour in Chongqing and Shenyang and Lianhua Supermarket in Shanghai.

Other Products

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

The gross margin for our other fruit-related products was 25% and 19% in fiscal year 2017 and 2016, respectively. Given the relatively low amount of production and sales of other products, their gross margin is expected to be unstable.

On September 20, 2017, GlobalKey Supply Chain Ltd. (“GlobalKey”), a limited liability company incorporated in China and a wholly owned subsidiary of the Company, Xi’an Hedetang Nutritious Food Research Co. Ltd., (“Nutritious Food”), entered into a License Agreement of Sales Agent and Platform of IB-LIVE (the “Agreement”) with Shaanxi Entai Bio-Technology Co. Ltd, a limited liability company incorporated in China (“Shaanxi Entai”).

Under the Agreement, Shaanxi Entai appointed Nutritious Food as its sole global agent of Shaanxi Entai’s IB-LIVE series of products, a new generation of nutritious and healthy products for improving male sexual health. Pursuant to the terms of the Agreement, GlobalKey shall be the sole global general distributor and operating platform of the IB-LIVE products, and shall be responsible for actual product marketing and promotion, the identification and development of sales channels, and similar business activities in relation to its worldwide sale of IB-LIVE products to distributors. During the term of the Agreement, GlobalKey must meet certain monthly sales targets, which such completion will be evaluated on a quarterly basis. The failure to meet at least 70% of the sales volume of such targets will authorize Shaanxi Entai to reduce the authorized areas of GlobalKey’s distribution or terminate the license with GlobalKey. In the event that GlobalKey fails to take scheduled deliveries of the IB-LIVE products for two consecutive months, GlobalKey will be deemed to have waived its sales management rights under the Agreement. Nutritious Food and GlobalKey shall pay deposits to Shaanxi Entai in the amounts of RMB5,000,000 and RMB 10,000,000, respectively (approximately $759,414 and $1,518,818, respectively) within the first year of the Agreement as a security deposit. We expect to receive the deposits in September 2018.

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

* In December 2016, we established a restructuring plan to close Huludao Wonder Operation.

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

In the past ten years, the quantity and revenue of exported concentrated apple juice from China has continued to drop. In 2007, China exported 1.031 million tons of concentrated apple juice with a value of $1.233 billion, which accounted for 51.2% of the world total. In 2016, China exported only 506,563 tons of concentrated apple juice with a value of $0.546 billion. In 2016, the revenue of concentrated apply juice exported from China reduced by 2.55% compared with the previous year, and the volume of concentrated apply juice exported from China reduced by 6.91% compared with the previous year. The reduction of exported concentrated apple juice from China is mainly due to heavy competition in Europe. However, in 2017, due to lower material costs in China, the exported concentrated apple juice from China increased to 660,000 tons, an increase of 29.2% as compared to 2016, and the unit price reduced by 5.1% as compared to 2016.

The PRC Market

The PRC has the world’s largest population, but the consumption of fruit juice beverages is relatively low. According to the report “China Fruit Juice Beverages Business and Market Analysis” published by the PRC Food and Agriculture Export Association, www.Chinajuice.org, the annual per capita consumption of fruit beverages in the PRC in 2009 was approximately 1 kilogram, which accounted for only 13% of the average world per capita consumption and 4% of the average per capita consumption in industrialized countries. In 2010, Chinese fruit juice production reached 17 million tons, an increase of 20.6% compared to 2009. In 2016, fruit juice consumption was RMB100.9 billion, an increase of 1.88% as compared to the previous year. We believe that the increasing health consciousness of consumers and the quality of living powered by the PRC’s economic growth will continue to fuel the demand for our fruit juice products. However, the production of fruit juice in China reduced by 4.78% in 2016 as compared to 2015, which was largely the result of an increase in imported fruit juice and heavy competition in China consumer market.

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

We believe our competitive advantages include our modern equipment and our proprietary processes for the production of specialty fruit juices or small breed fruit juices. Among the twenty one proprietary technologies, we have obtained ten design patents, nine invention patents for production and two Utility Model Patents for equipment. Our current specialty fruit juice offering includes kiwifruit and mulberry related juice products. We also have technologies to produce concentrated persimmon, turnjujube, apricot, cherry, cherry tomato, sea-buckthorn, strawberry and wolfberry juices. Our technology allows us to develop and produce beverages, such as our new mulberry and kiwifruit cider beverages, which we introduced in the Chinese market in the first quarter of 2009. Our research indicates that these new beverages have higher gross margins than that of the industry average.

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

The PRC has the largest planting area of kiwifruit and apples in the world. Shaanxi Province, the location of two of our factories, has the largest planting area of kiwifruit and apples in the PRC. According to “Statistical Bulletin of Development of Fruit Industry in Shaanxi Province 2010,” in 2010, the kiwifruit planting area in Shaanxi Province was over 114,226 acres. In 2015, the kiwifruit planting area in Shaanxi Province was about 164,737 acres, with an output of 12.3 million tons, which is 20% of the world output and 33% of China’s total output. In 2016, the production of kiwifruit was 1.31 million tons, an increase of 5.5% as compared to the previous year. Pomegranate, strawberry, peach and cherry yields are also high in Shaanxi Province. Liaoning Province in the PRC, the location of our Huludao Wonder and Yingkou factories, abounds with high acidity apples. Other raw materials used in our business include pectic enzyme, amylase, auxiliary power fuels and other power sources such as coal, electricity and water.

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

Seasonality

We can only produce fruit juice concentrates during the squeezing season generally from July or August through April of the following year, while our fruit juice beverages can be produced year round. Annual capacity of our production lines varies based on the availability of the fresh fruit and is ultimately contingent on weather and other climatic conditions leading up to and through the harvest seasons. As a result, our fruit juice business is highly seasonal as sales of our products are generally higher during the squeezing season. Sales of our products during the months from March through July, or the non-squeezing season, generally tend to be lower due to a shortage of fresh fruit and a lower level of production activity. As such, our results of operations for the first and fourth quarters are generally stronger than those for our second and third quarters. We can produce fruit juice beverages year round.

We plan to broaden our fruit product offerings to expand into fruits with harvesting seasons complementary to our current fruits. This will enable us to lengthen our squeezing season, thus increasing our annual production of fruit concentrate and fruit juice beverages.

Government Regulation

Our products are subject to central government regulation as well as provincial government regulation in Shaanxi, Hubei and Liaoning Provinces. Business and product licenses must be obtained through application to the central, provincial and local governments. We have obtained our business licenses to operate domestically and export products under the laws and regulations of the PRC. We obtained business licenses to conduct businesses, including an operating license to sell packaged foods such as concentrated fruit and vegetable juices, fruit sugar, fruit pectin, frozen and freeze dried fruits and vegetables, dehydrated fruits and vegetables, fruit and vegetable juice drinks, fruit cider and organic food. Business, company and product registrations are certified on a regular basis and we must comply with the laws and regulations of the PRC, provincial and local governments and industry agencies.

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

Chinese government recently tightened environment regulations, the Company is in the process of adapting the new standards and lots of our construction projects have been delayed.

Intellectual Property

We hold twenty-one active patents granted by the State Intellectual Property Office of the PRC, (“SIPO”). These include the following:

A crushing and peeling device (Patent No. ZL 201120445624.6)

A peeling and dirt removal device (Patent No. ZL 201120445621.2)

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

A production technology for tomato cherry juice concentrates (Patent No. ZL 2010 1 0207254.2) (granted to SkyPeople (China) on March 6, 2013)

A production technology for apricot juice concentrates (Patent No. ZL 2010 1 0207253.8) (granted to SkyPeople (China) on April 9, 2014)

500 ml Hedetang-branded fruit juice beverages in glass bottle label (Patent No. ZL 2012302099757) (granted to SkyPeople (China) on May 30, 2012)

418 ml Hedetang-branded fruit juice beverages in glass bottle label (Patent No. ZL 2012302099935) (granted to SkyPeople (China) on May 30, 2012)

280 ml Hedetang-branded fruit juice beverages in glass bottle (Patent No. ZL 2012 3 0557344.4) (granted to SkyPeople (China) on April 24, 2013)

418 ml Hedetang-branded fruit juice beverages in glass bottle (Patent No. ZL 2012 3 0557424.X) (granted to SkyPeople (China) on April 3, 2013)

500 ml Hedetang-branded fruit juice beverages in glass bottle (Patent No. ZL 2012 3 0557301.6) (granted to SkyPeople (China) on March 20, 2013)

236 ml Hedetang-branded fruit juice beverages in glass bottle (Patent No. ZL 2014302060578) (granted to SkyPeople (China) on December 17, 2014)

888 ml fruit juice beverages in glass bottle (Patent No. ZL 2014 3 0206022.4) (granted to SkyPeople (China) on February 18, 2015)

Kiwifruits packing box (Patent No. ZL 2012 3 0561124.9) (granted to SkyPeople (China) on April 24, 2013)

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

We believe that our continued success and competitive status depend largely on our proprietary technology and ability to innovate. We have taken the required measures to protect the confidentiality of our proprietary technologies and processes. We rely on a combination of know-how, patent and trade secret laws, as well as confidentiality agreements to protect our proprietary rights. We will take the necessary action to seek remuneration if we believe our intellectual property rights have been infringed upon. As of December 31, 2017, we held twenty-one active patents granted by SIPO related to breaking up and separating fruit peel; removing fruit peel and fruit hair; production of various concentrated fruit juice; and bottle tags, respectively. These patents have a duration of 10 years. However, we do not have patents on certain other intellectual property that we possess.

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

Employees

As of December 31, 2017, we had approximately 205 full-time employees and approximately 3 part-time employees, all of whom are located in the PRC. None of our employees are covered by a collective bargaining agreement.

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

Our fruit juice business is highly seasonal, reflecting the harvest season of our primary source fruits from July or August of a year to April the following year. Typically, a substantial portion of our revenue is earned during our first and fourth quarters. We generally experience lower revenue during our second and third quarters. Generally, sales in the first and fourth quarters accounted for approximately 65% to 72% of our revenue of the whole year. If sales in our first and fourth quarters are lower than expected, our operating results would be adversely affected and it would have a disproportionately large impact on our annual operating results.

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

The worldwide economy remains volatile and may contract in the near future. The adverse effect of a sustained international economic downturn, including sustained periods of decreased consumer spending, high unemployment levels, declining consumer or business confidence and continued volatility and disruption in the credit and capital markets, would likely result in reduced demand for our products as consumers turn to less expensive substitute goods or forego certain purchases altogether. To the extent an international economic downturn develops, we could experience a reduction in sales volume. If we are unable to reduce our operating costs and expenses proportionately, many of which are fixed, our results of operations would be adversely affected.

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

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. While we depend on the abilities and participation of our current management team generally, we rely particularly upon Mr. Yongke Xue, our chief executive officer (“CEO”); Mr. Hongke Xue, a member of the Company’s Board of Directors (the “Board”); and Mr. Hanjun Zheng, our interim chief financial officer (“CFO”). The loss of the services of Messrs. Yongke Xue, Hongke Xue or Hanjun Zheng for any reason could significantly adversely impact our business and results of operations. Competition for senior management and senior technology personnel in the PRC is intense and the pool of qualified candidates is very limited. Accordingly, we cannot guarantee that the services of our senior executives and other key personnel will continue to be available to us, or that we will be able to find a suitable replacement for them if they were to leave.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002, (“Sarbanes-Oxley”). Our senior management does not have much experience managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may be unable to implement programs and policies in an effective and timely manner or that adequately respond to the increased legal, regulatory and reporting requirements associated with being a publicly traded company. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties, distract our management from attending to the management and growth of our business, result in a loss of investor confidence in our financial reports and have an adverse effect on our business and stock price.

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

We believe that our existing working capital and cash available from operations will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and business and the expansion of distribution channels and associated support personnel require a significant commitment of resources. In addition, if the markets for our products develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenues, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution of the shares held by existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may provide the holders certain rights, preferences, and privileges senior to those of common stockholders, and the terms of such debt could impose restrictions on our operations. We cannot guarantee that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

We may not be able to prevent others from unauthorized use of our patents, which could harm our business and competitive position.

Our success depends, in part, on our ability to protect our proprietary technologies. We hold twenty one patents in the PRC covering our fruit processing technology. The process of seeking patent protection can be lengthy and expensive and we cannot guarantee that our existing or future issued patents will be sufficient to provide us with meaningful protection or commercial advantages. We also cannot guarantee that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make or sell our products in the PRC or other countries.

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

Our ecommerce business depends on the continued use of the Internet and the adequacy of the Internet infrastructure.

Our ecommerce business depends upon the widespread use of the Internet and ecommerce. Factors which could reduce the widespread use of the Internet for ecommerce include actual or perceived lack of security of information or privacy protection, cyberattacks or other disruptions or damage to the Internet or to users’ computers, significant increases in the costs of transportation of goods, and taxation and governmental regulation.

Our ecommerce business depends on our Website, network infrastructure and transaction-processing systems.

Our ecommerce business is completely dependent on our infrastructure. Any system interruption that results in the unavailability of our Website or reduced performance of our transaction systems could reduce our ability to conduct our business. We use internally and externally developed systems for our Website and our transaction processing systems. We expect to experience system interruptions due to software failure. We may also experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season. Capacity constraints can cause system disruptions, slower response times, delayed page presentation, degradation in levels of customer service and other problems. We may also experience difficulties with our infrastructure upgrades. Any future difficulties with our transaction processing systems or difficulties upgrading, expanding or integrating aspects of our systems may cause system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of order fulfillment or other problems.

If the location where all of our computer and communications hardware is located is compromised, our business, prospects, financial condition and results of operations could be harmed. If we suffer an interruption or degradation of services at the location for any reason, our business could be harmed. Our success, and in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. These limitations could have an adverse effect on our conversion rate and sales. Our disaster recovery plan may be inadequate, and we do not carry business interruption insurance to compensate us for the losses that could occur. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could harm our business.

Our platform requires frequent updates on pricing from our vendors. If these updates are inaccurate or do not occur, there could be a negative influence on our business.

We update the prices of products listed on our site frequently through a third party vendor. If we are unable to obtain, or are not provided updated pricing information from our third party vendor, or if we fail to act on information provided by our third party vendor, then it could cause us to remedy the pricing difference to complete the transaction, or source the product from an alternative vendor at their price.

We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

Our ecommerce business is entirely dependent on the secure operation of our website and systems as well as the operation of the Internet generally. Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. A number of large Internet companies have suffered security breaches, some of which have involved intentional attacks. From time to time we and many other Internet businesses also may be subject to a denial of service attacks wherein attackers attempt to block customers’ access to our Website. If we are unable to avert a denial of service attack for any significant period, we could sustain substantial revenue loss from lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks.

Cyberattacks may target us, our customers, our suppliers, banks, payment processors, ecommerce in general or the communication infrastructure on which we depend. If an actual or perceived attack or breach of our security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants. A person who is able to circumvent our security measures might be able to misappropriate our or our users’ proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

Our shift in focus towards the development of blockchain-based applications and technologies could have a material adverse effect on our business, financial condition or results of operations.

We recently announced our intention to pursue a strategy to embrace the growth potential and technological capabilities of blockchain technology, a rapidly evolving technology in which we have limited operational history or experience. Our focus on blockchain technology subjects us to risks associated with the use of new and novel technologies, including technical, operational, financial, regulatory, legal and reputational risks, as well as the risk that we may be unable to timely develop our blockchain-based applications or technologies or market, license or sell our blockchain-based applications or technologies successfully or profitably. We cannot provide any assurance that we will be able to hire or retain well-qualified individuals with experience in the blockchain industry or that our assessment of individuals we retain will be correct. These individuals may be unfamiliar with the requirements of being involved in a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

The blockchain related products and services that we are developing have the potential to be used in ways we do not intend, including for criminal or other illegal activities.

Blockchain-related products and services, in particular cryptocurrencies, have the potential to be used for financial crimes or other illegal activities. Because the blockchain platform that we are developing is novel, there are uncertainties regarding any legal and regulatory requirements for preventing blockchain-related products and services from being put to such uses, and there are uncertainties regarding the liabilities and risks to the Company if we are unable to prevent such uses. Even if we comply with all laws and regulations regarding financial and blockchain related products and services, we have no ability to ensure that our customers, partners or others to whom we license or sell our products and services comply with all laws and regulations applicable to them and their transactions. Any negative publicity we receive regarding any allegations of unlawful uses of our blockchain platform could damage our reputation. More generally, any negative publicity regarding unlawful uses of blockchain technology in the marketplace could reduce the demand for our products and services. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.

The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect the development and the value of such cryptocurrencies and assets.

Regulation of digital assets, cryptocurrencies, blockchain technologies, cryptocurrency exchanges and the blockchain platform we are developing is currently undeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or the means of transaction or in transferring them. Failure by our subsidiaries to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

The further development and acceptance of blockchain trading platforms, which are part of a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of blockchain trading platforms would have a material adverse effect on our business plans and could have a material adverse effect on us.

The growth of the blockchain industry in general is subject to a high degree of uncertainty. The factors affecting the further development of the cryptocurrency and cryptosecurity industry, as well as blockchain trading platforms, include, without limitation:

●	worldwide growth in the adoption and use of cryptocurrencies, cryptosecurities, and other blockchain technologies;

●	government and quasi-government regulation of cryptocurrencies, cryptosecurities, and other blockchain assets and their use, or restrictions on or regulation of access to and operation of blockchain networks or similar systems;

●	the maintenance and development of the open-source software protocol of cryptocurrency or cryptosecurities networks;

●	changes in consumer demographics and public tastes and preferences;

●	the availability and popularity of other forms or methods of buying and selling goods and services, or trading assets including new means of using government-backed currencies or existing networks;

●	general economic conditions and the regulatory environment relating to cryptocurrencies and cryptosecurities; and

●	a decline in the popularity or acceptance of cryptocurrencies or other blockchain-based tokens.

The cryptocurrency and cryptosecurities industries as a whole have been characterized by rapid changes and innovations and are constantly evolving. Although it has experienced significant growth in recent years, the slowing or stopping of the development, general acceptance and adoption and usage of blockchain networks and blockchain assets may materially adversely affect our business plans.

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

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. We currently operate through Pacific, a wholly-owned subsidiary organized under the laws of Vanuatu and SkyPeople (China), a 73.42% owned subsidiary of Pacific organized under the laws of the PRC, and we maintain manufacturing operations in the PRC. Any of these jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. If we become subject to additional taxes in any jurisdiction, such tax treatment could materially and adversely affect our business, financial condition and operating results.

Increases in income tax rates, changes in income tax laws or disagreements with tax authorities could adversely affect our business, financial condition or results of operations.

We are subject to income taxes in the United States and in certain foreign jurisdictions in which we operate. Increases in income tax rates or other changes in income tax laws that apply to our business could reduce our after-tax income from such jurisdiction and could adversely affect our business, financial condition or results of operations. Our operations outside the United States generate a significant portion of our income. In addition, the United States and many of the other countries in which our products are distributed or sold, including countries in which we have significant operations, have recently made or are actively considering changes to existing tax laws. For example, the Tax Cuts and Jobs Act (the “TCJ Act”) was recently signed into law in the United States. The changes in the TCJ Act are broad and complex and we are continuing to examine the impact the TCJ Act may have on our business and financial results. In accordance with applicable SEC guidance, we recorded a provisional net tax expense in the fourth quarter of 2017 resulting from the enactment of the TCJ Act. This provisional expense is subject to change, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in Internal Revenue Service (IRS) interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the TCJ Act and future actions by states within the United States that have not yet adopted state-level laws similar to the TCJ Act.

Additional changes in the U.S. tax regime or in how U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations.

We are also subject to regular reviews, examinations and audits by the IRS and other taxing authorities with respect to income and non-income based taxes both within and outside the United States. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals, resulting in an adverse impact on our business, financial condition or results of operations. In addition, in connection with the Organization for Economic Co-operation and Development Base Erosion and Profit Shifting project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in various countries.

Risks Related to Doing Business in the PRC

Inflation in the PRC could negatively affect our profitability and growth.

The rapid growth of China’s economy has been uneven among economic sectors and geographic regions of the country. China’s economy grew at an annual rate of 6.9% in 2017, as measured by the year-over-year change in gross domestic product, or GDP, according to the National Bureau of Statistics of China. Rapid economic growth can lead to growth in the money supply and rising inflation. The inflation rate in China was approximately 7.5% in 2017 as reported by National Bureau of Statistics, and is expected to increase. If prices for our products and services fail to rise at a rate sufficient to compensate for the increased costs of supplies, such as raw materials, due to inflation, it may have an adverse effect on our profitability.

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

Certain of our subsidiaries have received government subsidies from local governments. We recognized $0.19 million and $0.03 million in government subsidies for fiscal years 2017 and 2016, respectively. Past government grants or subsidies are not indicative of what we will obtain in the future. We cannot guarantee that we will continue to be eligible for government grants or other forms of government support. In the event that we are no longer eligible for grants, subsidies or other government support, our business and financial condition could be adversely affected.

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

In July 2014, SAFE promulgated the Notice of the State Administration of Foreign Exchange on the Administration of Foreign Exchange Involved in Overseas Investment, Financing and Return on Investment Conducted by Residents in China via Special-Purpose Companies, or Circular 37, which replaced the former circular commonly known as Circular 75 promulgated by SAFE in October 2005. Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in Circular 37 as a “special purpose vehicle.” Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as an increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Furthermore, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls.

In February 2015, SAFE released the Notice of the State Administration of Foreign Exchange on Further Simplifying and Improving the Policies of Foreign Exchange Administration Applicable to Direct Investment, or Circular 13, which has amended Circular 37 by requiring PRC residents or entities to register with qualified banks rather than SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing.

No assurance can be given that our shareholders who are the residents as defined in Circular 37 and who own or owned our shares have fully complied with, and will continue to comply with, all applicable registration and approval requirements of Circular 37 in connection with their equity interests in us and our acquisition of equity interests in our PRC based subsidiaries by virtue of our acquisition of Pacific. Moreover, because of uncertainty over how Circular 37 will be interpreted and implemented, and how or whether SAFE will apply it to us following the Pacific acquisition, we cannot predict how it will affect our business operations or future strategies. For example, the ability of our present and prospective PRC subsidiaries to conduct foreign exchange activities, such as the remittance of dividends and foreign currency denominated borrowings, may be subject to compliance with Circular 37 by our Chinese resident beneficial holders. In addition, such Chinese residents may not always be able to complete the necessary registration procedures required by Circular 37. We have little control over our present or prospective direct or indirect shareholders /beneficial owners or the outcome of such registration procedures. If our Chinese shareholders/beneficial owners or the Chinese shareholders/beneficial owners of the target companies we acquired in the past or will acquire in the future fail to comply with Circular 37 and related regulations, and if SAFE requires it, they may be subject to fines or legal sanctions, and Chinese authorities could restrict our investment activities in the PRC, limit our subsidiaries’ ability to make distributions or pay dividends, or affect the ownership structure, which could adversely affect business and prospects.

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

Additionally, the 2006 M&A Rules also purport to require that an offshore special purpose vehicle (” SPV”) formed for listing purposes and controlled directly or indirectly by PRC companies or individuals shall obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear, with no consensus currently existing regarding the scope and applicability of the CSRC approval requirement. Given that we established our PRC subsidiaries by means of direct investments, we believe that these regulations do not require an application to be submitted to the CSRC for the approval of the listing and trading of our stock on the NASDQ Global Market, unless we are clearly required to do so by subsequently promulgated rules of the CSRC. If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for the offerings, we may need to apply for a remedial approval from the CSRC and may be subject to certain administrative punishments or other sanctions from these regulatory agencies. The regulatory agencies may take actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our stock.

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

We are authorized to issue 10,000,000 shares of preferred stock. The Board is authorized under our articles of incorporation, as amended, to provide for the issuance of shares of preferred stock by resolution and by filing a certificate of designations under Florida law, to fix the designation, powers, preferences and rights of the shares of each such series of preferred stock and the qualifications, limitations or restrictions thereof without any further vote or action by the shareholders. The Board previously designated and issued 1,000,000 shares of Series A preferred stock which were automatically converted into our Common Stock upon the effective date of our two-for-three reverse split and returned to the status of authorized and unissued shares of preferred stock following the reverse split. As of December 31, 2017 there were no shares of Series A preferred stock issued and outstanding. Any shares of preferred stock that are issued are likely to have priority over our Common Stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized under certain circumstances as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids to acquire us and thereby prevent shareholders from receiving the maximum value for their shares. We have no present intention to issue any additional shares of preferred stock in order to discourage or delay a change of control or for any other reason. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Zeyao Xue has control over key decision making as a result of his control of a substantial amount of our voting stock.

Zeyao Xue, the son of our Chief Executive Officer and Chairman of the Board of Directors, indirectly and directly beneficially owns 13,699,314 shares, or approximately 53.9%, of our outstanding common stock as of the date of this report. Mr. Zeyao Xue’s beneficial ownership of 53.9% of Future FinTech’s issued and outstanding common stock will give him the ability to control the outcome of matters submitted to shareholders for approval, including but not limited to the election of directors and any merger, consolidation, or sale of all or substantially all of the Company’s assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of the Company’s assets that other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that other shareholders do not support. This concentrated control could also discourage a potential investor from acquiring the common stock of the Company due to the limited voting power of such shares. As a shareholder, even a controlling shareholder, Mr. Zeyao Xue is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our shareholders generally.

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

We are a Florida corporation and the anti-takeover provisions of the Florida Business Corporation Act may discourage, delay or prevent certain changes in control unless such change in control is approved by a majority of our disinterested shareholders. In addition, the terms of our articles of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that shareholders may consider favorable. Our articles of incorporation and bylaws:

●	authorize the issuance of “blank check” preferred stock that could be issued by the Board to thwart a takeover attempt;

●	require that directors only be removed from office upon a majority shareholder vote;

●	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

●	limit who may call special meetings of shareholders; and

●	prohibit shareholder action by written consent, requiring certain actions to be taken at a meeting of the shareholders.

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

On October 19, 2016, the Company requested a hearing before the NASDAQ Hearings Panel (the “Panel”) under Listing Rule 5815(a) to appeal the delisting determination from the Staff. On November 2, 2016, the Company was granted an extended stay as to the suspension of the Company’s shares from trading by the Panel until the Company’s scheduled hearing before the Panel on December 15, 2016 and issuance of a final Panel decision. Following a hearing, the Panel required that the Company regain compliance by January 31, 2017. By letter dated February 2, 2017, the Panel notified the Company that (i) the Company had regained compliance, (ii) the Company’s Common Stock would continue to be listed on the NASDAQ Global Market, and (iii) the Panel was closing the matter.

On December 1, 2017, the Company received written notice from NASDAQ stating that the Company was not in compliance with the requirement of the minimum Market Value of Publicly Held Shares (“MVPHS”) of $5,000,000 for continued listing on The NASDAQ Global Market, as set forth in NASDAQ Listing Rule 5450(b)(1)(C). The notice had no immediate effect on the listing of the Company’s common stock, and its common stock continued to trade on The NASDAQ Global Market under the symbol “FTFT”. In accordance with NASDAQ Listing Rule 5810(c)(3)(D), the Company had a grace period of 180 calendar days, or until May 30, 2018, to regain compliance with the minimum MVPHS requirement. To regain compliance, the minimum MVPHS of the Company’s common stock needed to meet or exceed $5,000,000 for at least ten consecutive business days during this 180-day grace period. The Company received notice that it had regained compliance on January 4, 2018.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

Our principal executive offices are located at 23/F, China Development Bank Tower, No. 2 Gaoxin 1st Road, Hi-Tech Industrial Zone, Xi’an, Shaanxi Province, PRC 710065, and our telephone number is 86-29-88377161. The area of our office is approximately 1,400 square meters.

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

Location	Products	Operator	Size	Land Use Rights Expiration Date
23th Floor, China Development Bank Tower, No. 2 Gaoxin 1st Road, Hi-Tech Industrial Zone, Xi’an, Shaanxi Province	Headquarters	N/A	1,425.96 square meters	*
Sanqu Town, Jingyang County, Xianyang City, Shaanxi Province	Concentrated apple and pear juice and concentrated kiwifruit juice	SkyPeople (China)	34,476.04 square meters	December 27, 2056
Siqun Village, Mazhao Town, Zhouzhi County, Xi’an City, Shaanxi Province	Kiwifruit puree, concentrated kiwifruit puree, and fruit beverages	Shaanxi Qiyiwangguo	23,599.78 square meters and 34,335.05 square meters	December 5, 2048 November 14, 2048
Hujia Village, Gaotai Town, Suizhong County, Huludao, Liaoning Province	Concentrated apple and pear juice and apple aroma, fruit juice beverages	Huludao Wonder**	86,325 square meters	April 20, 2054
Yuton Village, Shizijie Town, Gaizhou, Liaoning Province	Concentrated apple juice and apple aroma	Yingkou	20,732 square meters	April 5, 2055

*	Our certificate of this facility does not indicate any expiration date, although the usage of this property shall not exceed 50 years under the PRC law.
**	In December 2016, the Company established a winding-down plan to close Huludao Wonder operation. In accordance with the restructuring plan, the Company would transfer the concentrated fruit juice production equipment in Huludao Wonder to another subsidiary and sell the land and facilities when there is a favorable opportunity. As the Company does not expect to sale the assets of Huludao Wonder in the near future, the assets are not recorded as assets held for sale as of December 31, 2017.

We believe that our current offices and facilities are adequate to meet our needs, and that additional facilities will be available for lease, if necessary, to meet our future needs.

ITEM 3 – LEGAL PROCEEDINGS

In April 2015, China Cinda Asset Management Co., Ltd. Shaanxi Branch (“Cinda Shaanxi Branch”) filed two enforcement proceedings with Xi’an Intermediate People’s Court (the “Court”) against the Company for alleged defaults pursuant to guarantees by the Company to its suppliers for a total amount of RMB 39,596,250 or approximately $6.0 million.

In September 2014, two long term suppliers of pear, mulberry, and kiwi fruits to the Company requested that the Company provide guarantees for their loans with Cinda Shaanxi Branch. Considering the long term business relationship and to ensure the timely supply of raw materials, the Company agreed to provide guarantees upon the value of the raw materials supplied to the Company. Because Cinda Shaanxi Branch is not a bank authorized to provide loans, it eventually provided financing to the two suppliers through the purchase of accounts receivables of the two suppliers with the Company. In July, 2014, the parties entered into two agreements – an Accounts Receivables Purchase and Debt Restructure Agreement, and Guarantee Agreements for Accounts Receivables Purchase and Debt Restructure. Pursuant to the agreements, Cinda Shaanxi Branch agreed to provide a RMB 100 million credit line on a rolling basis to the two suppliers and the Company agreed to pay its accounts payables to the two suppliers directly to Cinda Shaanxi Branch and provided guarantees for the two suppliers. In April 2015, Cinda Shaanxi Branch stopped providing financing to the two suppliers and the two suppliers were unable to continue the supply of raw materials to the Company. Consequently, the Company stopped making any payment to Cinda Shaanxi Branch.

The Company has responded to the Court and taken the position that the financings under the agreements are essentially the loans from Cinda Shaanxi Branch to the two suppliers, and because Cinda Shaanxi Branch does not have permits to make loans in China, the agreements are invalid, void and had no legal effect from the beginning. Therefore, the Company has no obligation to repay the debts owed by the two suppliers to Cinda Shaanxi Branch.

Upon the Court’s suggestion, parties agreed to a settlement discussion in April 2017. As a part of the settlement discussion, on April 18, 2017, the Company withdrew its non-enforcement request with the Court without prejudice. Both parties are still in the process of settlement negotiations. If the parties cannot reach a settlement agreement, the Company has the right to refile the non-enforcement request with the Court. As the Company may still be liable for this loan, the Company recorded expenses and liability of $6.0 million as the result of these two enforcement proceedings in the third quarter of 2017.

Between October, 2013 and January, 2014, Xuzhou Jinkaifeng Glass Co. Ltd. (“JKF”) supplied glass bottles to SkyPeople China. SkyPeople China believed that the glass bottles supplied by JKF had quality issues and did not pay for the bottles delivered. In November, 2016, JKF filed a lawsuit against SkyPeople China with Xuzhou Tongshan District People’s Court. On July 27, 2017, SkyPeople China received judgment from Xuzhou Tongshan District People’s Court that SkyPeople China must pay JKF RMB 365,292 (approximately $55,040) for the glass bottles. SkyPeople China currently is in discussions with JKF on the payment terms and final amount in connection with the enforcement of the judgment.

In April 2015, SkyPeople China entered into a loan agreement with Shaanxi Fangtian Decoration Co. Ltd. (“Fangtian”). Pursuant to the loan agreement, SkyPeople China borrowed RMB 3.5 million (approximately $527,355) from Fangtian. SkyPeople China has not repaid the loan and Fangtian filed a lawsuit with Xi’an Yanta District People’s Court (“Yanta District Court”). On August 10, 2017, Yanta District Court ruled against SkyPeople China and determined that SkyPeople China must repay the loan of RMB 3.5 million plus interest RMB of 402,500 (approximately $588,000). SkyPeople China currently is in discussions with Fangtian on the payment terms and the final amount.

Shaanxi Hengtong Development Co. Ltd. (“Hengtong”) is a coal supplier to SkyPeople China’s Jingyang Branch (“SkyPeople Jingyang”). In November, 2016, Hengtong filed a lawsuit against SkyPeople Jingyang for unpaid coal deliveries and interest for a total amount of RMB 3,133,916 (approximately $482,141). On March 13, 2017, SkyPeople Jingyang received judgment from Jingyang County People’s Court ordering SkyPeople Jingyang to repay RMB 1.78 million (approximately $268,788) to Hengtong. SkyPeople Jingyang appealed the judgement to Xianyang Intermediate People’s Court, and on August 29, 2017, Xiangyang Intermediate Court affirmed the lower court’s decision. SkyPeople Jingyang currently is in discussions with Hengtong on payment terms and the final amount.

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Huludao Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay a RMB 40 million (approximately $6.35 million) bank loan, plus interest. The loan became due on its maturity date of December 9, 2016. On December 19, 2016, the Huludao Court accepted the case. The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date. Wonder Fruit believes that the interest charged by Suizhong Branch is 100% higher than the base rate set by People’s Bank of China and is not in consistent with the China People’s Bank’s base interest and floating rate. The Huludao Court has seized land use rights, buildings and equipment of Wonder Fruit that were pledged as guarantee for the loan and has organized two auction sales for these assets in January and February of 2018, but both auction sales have been unsuccessful in finding a buyer. Wonder Fruit is currently in discussions with the Suizhong Branch on repayment of the bank loan and a reduction of the interest due thereon.

On June 29, 2015, SkyPeople China entered into a loan agreement with Beijing Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 30 million (approximately $4.59 million) from Beijng Bank. Hongke Xue, Yongke Xue and Xiujun Wang provided guarantees for the loan and Shaanxi Boai Medical Technology Development Co., Ltd. provided certain real estate property as a pledge for the loan. SkyPeople China did not repay the loan on time and Beijing Bank filed an enforcement request with Xi’an Intermediate People's Court (the “Court”) in June 2017. SkyPeople China received the enforcement notice from the Court on November 27, 2017. The Xi’an Intermediate People’s Court has not yet taken any action. SkyPeople China currently is in discussions with Beijing Bank on the payment terms and the final amount.

On March 8, 2016, SkyPeople China entered into a loan agreement with Ningxia Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 25 million (approximately $3.83 million) from Ningxia Bank. Hongke Xue, Yongke Xue, Lake Chen, Shaanxi Boai Medical Technology Development Co., Ltd. and Shaanxi Qiyiwangguo provided guarantees for the loan. SkyPeople China also pledged 37 equipment and its trademarks to Ningxia Bank for the loan. SkyPeople China has not repaid the loan and Ningxia Bank filed enforcement action with Xi’an Intermediate people's court in August 2017. In January, 2018, SkyPeople China received the enforcement notice from the Court. The Court has frozen the assets of SkyPeople China that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by SkyPeople China for its business. SkyPeople China currently is in discussions with Ningxia Bank on the payment terms and the final amount.

On December 23, 2015, SkyPeople China entered into two loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 13.90 million (approximately $2.13 million), and RMB 30 million (approximately $4.59 million) from China Construction Bank, respectively. Shaanxi Boai Medical Technology Development Co., Ltd. (“Boai”), Hongke Xue, Yongke Xue, Xiujun Wang and Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) provided pledges for the loans. SkyPeople China has not repaid the loans and China Construction Bank filed an enforcement action with Xi’an Intermediate People's Court in March 2017. In December, 2017, SkyPeople China received the enforcement notice from the Court. The Court has seized and sold by auction certain park space and land use rights pledged by Xiujun Wang and Boai for approximately RMB 25,000,000. The Court also seized certain land use rights pledged by Yingkou Trusty Fruits Co., Ltd., but the auction sale for those rights was not successful. SkyPeople China currently is in discussions with China Construction Bank on the payment terms and the final amount.

On May 9, 2016, SkyPeople China entered into loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 22.9 million (approximately $3.50 million) from China Construction Bank. Shaanxi Province Credit Reassurance Company (“Credit Reassurance Company”) provided a guarantee to China Construction Bank for the loan, Hongke Xue and Yongke Xue provided their guarantees, and SkyPeople China provided an office space that it owned to Credit Reassurance Company as a pledge. SkyPeople China has not repaid the loan and Credit Reassurance Company repaid the loan for SkyPeople China. In June 2017, Credit Reassurance filed an enforcement action request with Xi’an Intermediate People’s Court (the “Court”) in June 2017. In December 2017, SkyPeople China received the enforcement notice from the Court. The Court issued verdict to seize the office space of SkyPeople China for auction sale on December 26, 2017. In February 2018, the auction sale was conducted but not successful. SkyPeople China currently is in discussions with Credit Reassurance Company on the payment terms and the final amount.

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed a lawsuit with Beijing 2nd Intermediate People’s Court (the “Beijing Intermediate Court”) against the Company’s indirectly wholly-owned subsidiaries Shaanxi Guoweimei Kiwi Deep Processing Company, Ltd. (“Guoweimei”) and Hedetang Farm Products Trading Market (Mei County) Co., Ltd. (“Trading Market Mei County Co”, and together with Guoweimei, “Leasees”) requested that Leasees repay RMB 50 million (approximately $7.65 million) in capital lease fees, plus interest. The Leasees received subpoena in mail served by Beijing Intermediate Court in November, 2017. Cinda has purchased or paid for refrigerant warehouse and trading hall to the suppliers and vendors and agreed to lease them to the Leasees for a leasing fee of RMB 50 million in December, 2016. The capital leasing fee became due on its maturity date of June 2017, with certain land use rights of Leasees in Mei County and equity of Guoweimei as a pledge. The Company has disputed that the land use rights for the refrigerant warehouse and trading hall were never sold to or transferred to Cinda, therefore it is loan agreement and not capital lease agreement among the parties. Leasees have taken the position that Cinda is not a bank and does not have government permits required to make loans in China, and the agreements including pledge agreement were invalid, void and without legal effect from the beginning. Therefore, the Company only has the obligations to repay principal but not the interest. In November 2017, Beijing Intermediate Court ruled in favor of Cinda and the Leasees have appealed the case to Beijing Supreme Court. Beijing Supreme Court has not scheduled hearings yet. As the Company may still be liable for this loan, the Company recorded expenses and liability of $7.66 million as the result of the enforcement proceeding in the third quarter of 2017.

In August, 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed another lawsuit at Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Guoweimei and SkyPeople China for repayment of leasing fee of RMB 84,970,959 (approximately $13 million) plus interest. In January 2014, Guoweimei and SkyPeople China (the “Equipment Leasees”) signed an Equipment Financial Lease Purchase Agreement with Cinda and an equipment supplier pursuant to which Cinda would provide funds to purchase equipment and the Equipment Leasees would lease the equipment from Cinda. Guoweimei pledged certain land use rights in Mei County to Cinda and Xi’an Hedetang and Hedetang Holding pledged their equities in Guoweimei to Cinda to secure the repayment. In December, 2017, Equipment Leasees received subpoena in mail served by by Beijing Intermediate Court in December, 2017. Beijing Intermediate Court had two hearings of the case and has not yet ruled on it.

In September, 2017, Andrew Chien, a former consultant of SkyPeople China, brought a lawsuit against the Company and Mr. Hongke Xue in the District Court of Connecticut.  The complaint was not properly served and the Company learned of the litigation in December 2017. In the complaint, Mr. Chien has made several claims, most of which attempt to hold the Company liable under novel legal theories that relate back to an alleged breach of a consulting agreement between SkyPeople China and Chien from August, 2006.  Mr. Chien claimed for approximately $257,000 damages and interest plus 2% of the Company’s then-outstanding shares. Mr. Chien has unsuccessfully attempted to sue the Company on the breach of the same consulting agreement several times in the courts of Connecticut and New York and these cases have been dismissed in the past.   The Company has filed a motion to dismiss (“MTD”) and all proceedings are stayed pending determination of the MTD.  The Company will vigorously defend this lawsuit and expects to obtain early dismissal of Mr. Chien’s claims.

In the past couple years, to expand our production and diversify our products and businesses, our subsidiaries in China borrowed loans from certain banks for our new construction projects. Because the business environment for manufacture industries and financing for non-stated owned companies in China have deteriorated, banks started to collect loans before their maturity dates for their own capital security consideration which has interrupted our business plan. In June 2017, one of the banks that we had loan with made the early payment request and applied for the enforcement action with local court which caused chain reactions for other banks that we had loan with and they all declared their loans due and applied for enforcement actions. Because the run on us by the banks at the same time, our subsidiaries can’t repay all the loans in a short period of time. Our subsidiaries have been in discussion with the banks to find solutions for the outstanding loans. The enforcement actions made by the banks are the usual practices used by the banks which don’t cause actual impact to our daily business operation. After the discussion and negotiation with the banks, we will cooperate with each party to solve the loan issues.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been listed on the Nasdaq Global market since October 18, 2010. Immediately prior to that, our Common Stock was traded on the NYSE Amex. The following table sets forth the high and low inter-dealer prices, without mark-up, mark-down or commission, involving our Common Stock during each calendar quarter, and may not represent actual transactions.

2017	High	Low
First quarter	$7.07	$5.03
Second quarter	$5.93	$2.32
Third quarter	$2.49	$1.49
Fourth quarter	$6.24	$1.35

2016	High	Low
First quarter	$5.36	$2.65
Second quarter	$2.83	$1.70
Third quarter	$18.22	$2.12
Fourth quarter	$9.09	$5.75

Reports to Stockholders

We plan on furnishing stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its independent certified public accountants. The Company intends to maintain compliance with the periodic reporting requirements of the Exchange Act.

Stockholders

As of April 12, 2018, there were 25,417,083 shares of our Common Stock issued and outstanding, and we had approximately 80 record holders of our Common Stock, not including holders who hold their shares under street name.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock. The payment of dividends is at the discretion of the Board and is contingent on our revenues and earnings, capital requirements, financial condition and the ability of our operating subsidiary, SkyPeople (China), to obtain governmental approval to send funds out of the PRC. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the near future.

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

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended December 31, 2017 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

On August 30, 2010, we closed the public offering of 5,181,285 shares of our Common Stock at a price of $5.00 per share for approximately $25.9 million. We received an aggregate of approximately $24 million as net proceeds after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2017, we had spent approximately $18.6 million on various capital projects in Huludao Wonder and the remaining $24 million on various capital projects in SkyPeople Suizhong. For more details related to the use of proceeds in 2016 from the public offering in 2010, please see the section entitled “Capital Projects” under “Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations”.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2017, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders (1)	62,500		$$3.57	(2)	-
Equity compensation plans not approved by stockholders		$	N/A		-
Total		$	N/A

(1)	Consists of equity incentive plans, which was approved by the Company’s shareholders at its annual meetings on August 18, 2011 and November 19, 2015. On February 28, 2017, the Company issued options to purchase 62,500 shares of the Company’s common stock with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2011 Stock Incentive Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant to three of the Company’s employees pursuant to the 2011 Stock Incentive Plan, which was approved by the Company’s shareholders at the annual stockholders meeting on August 18, 2011. These options vested immediately on the grant date with a fair market value of $223,375 based on the fair value of $3.57 per share, which was determined by using the Black Scholes option pricing model. The Company recognized stock-based compensation expense of $223,375 in the first quarter of fiscal year 2017 under the 2011 Stock Incentive Plan. As of December 31, 2017, there were no shares available for issuance under either of the two stock incentive plans.
(2)	The exercise price of options granted and stock appreciation rights under the Plan may be no less than the fair market value of the Company’s Stock on the date of grant.

On March 29, 2017, the Company issued 250,000 shares of the Company’s unrestricted common stock to six of the Company’s employees pursuant to our Omnibus Equity Plan, which was approved by the Company’s shareholders at the annual stockholders meeting on November 19, 2015. The Company recorded an expense of $250 in the first quarter of fiscal year 2017 under the 2015 Omnibus Equity Plan, reflecting a par value of $0.001 per share of the Company’s common stock.

ITEM 6 – SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), other fruit related products (including organic and non-organic fresh fruits), and the sales of the IB-LIVE series of products online and offline in and from the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. In 2017, sales of our fruit concentrates, fruit beverages, and other fruit-related products represented 30%, 69%, and 1% of our revenue, respectively, compared to sales of 51%, 43%, and 6%, respectively, in 2016.

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

We currently market our Hedetang brand fruit beverages in only certain regions of the PRC. We plan to expand the market presence of Hedetang over a broader geographic area in the PRC. In particular, we plan to expand our glass bottle high margin portable fruit juice beverages targeting consumers in more populated Chinese cities. Currently we produce five flavors of fruit beverages in 236 ml glass bottles, 258 ml glass bottles, 280 ml glass bottles, 418 ml glass and 500 ml glass bottles, 888 ml glass bottles, 1.21 L glass bottles and BIB (bag in box) packages, including kiwifruit juice, mulberry juice, peach juice, pomegranate juice and fruit and vegetable juice. We also produce two flavors of lactobacillus fruit beverages in 268 ml glass bottles, including lactobacillus kiwifruit juice and lactobacillus mulberry juice, as well as three beverages with rich dietary fiber in 330 ml glass bottles, including kumquat and grapefruit juice, kiwifruit juice and mulberry juice. We currently sell our fruit beverages to over 100 distributors and more than 20,000 retail stores in approximately 20 provinces. Our products are sold through distributors in stores such as Hualian Supermarket in Beijing, RT-Mart in Shenyang, WOWO in Chengdu, the Quanjia convenient store chain, Vanguard in Xi’an, Carrefour in Chongqing and Shenyang and Lianhua Supermarket in Shanghai.

Our fruit juice business is highly seasonal and can be greatly affected by weather because of the seasonal nature of growing and harvesting of fruits and vegetables. Our core products are apple, pear and kiwifruit juice concentrates, which are produced from July or August to April of the following year. The squeezing season for (i) apples is from August to January or February; (ii) pears is from July or August until April of next year; and (iii) kiwifruit is from September through December. Typically, a substantial portion of our revenues is earned during our first and fourth quarters. To minimize the seasonality of our business, we make continued efforts in identifying new products with harvesting seasons complementary to our current product mix. In the first quarter of 2009, we introduced mulberry and kiwifruit cider beverages in the Chinese market. Unlike fruit juice concentrates, which can only be produced during the squeezing season, such fruit beverages are made out of fruit juice concentrates and can be produced and sold in all seasons. With continuous efforts in marketing of our beverages in domestic market, we believe that our seasonality will be reduced.

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

Our Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses in the three fiscal years prior to 2016 and the cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Huludao in December 2016 and ceased the depreciation of the property in accordance with SFAS No. 144. In fiscal year 2017 and 2016, the Company’s recorded an impairment loss of $11.76 million and $2.4 million with respect to the concentrated fruit juice production equipment in Huludao Wonder, respectively. In accordance with the restructuring plan, the Company would transfer the concentrated fruit juice production equipment in Huludao Wonder to another of our subsidiaries and sell the land and facilities upon favorable circumstances. As the Company does not expect to sale the assets of Huludao Wonder in the near future, the assets are not recorded as assets held for sale as of December 31, 2017. The book value of the land usage right was $4,463,889 and the book value of the building was $851,666 as of December 31, 2017. The Company believes the assets’ book value was lower than its fair value, less the cost to sell.

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

Capital Projects

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

On November 23, 2015, the Company started the construction of the Yidu project. As the Chinese government recently tightened environment regulations, the Company is in the process of adapting the new standards and the project has been delayed. Since the Company’s current cash cannot support the future input of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $16.80 million with respect to construction in progress and fixed assets of this project, and an impairment cost of $0.62 million with respect to the orange plantation in the fourth quarter of fiscal year 2017.

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

Pursuant to the Agreement, the Company is responsible for the construction and financing of the Project with a total investment of RMB 445.6 million (approximately $71.9 million) in buildings and equipment, which also includes a fee for the land use rights for the Project land in the amount of RMB 0.3 million per mu. The Committee is responsible for financing and constructing the basic infrastructure surrounding the Project, such as the main water supply, main water drainage, natural gas, electricity, sewage, access roads to the Project, natural gas and communications networks. As the Company’s current cash flow is not enough to support the construction of this project, the project is temporary suspended, and the Company will assume the construction once it has enough capital.

As of the date of this report, Mei County National Kiwi Fruit Wholesale Trading Center has started normal operations. There are a number of enterprises operating in the trading center including 12 express delivery companies, 4 logistic companies, four on-line sales companies, two packing companies and three agriculture companies. In addition, all government departments that are relevant to the operations of the Mei County National Kiwi Fruit Wholesale Trading Center have moved into the trading center. Currently, Mei County National Kiwi Fruit Wholesale Trading Center is building a data platform for agricultural products in the western part of China, an agricultural business incubator, and an online-to-offline agricultural products trading center. To meet this requirement, the Company is upgrading its software and the project has been delayed. The Company expects to complete its investment in the trading center in the third quarter of 2018, and believes that it will generate income from the trading center through various means, such as rental income from cold storage and shops, and income from logistic services.

As part of the Mei County National Kiwi Fruit Wholesale Trading Center project, on April 19, 2013, we established Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”) to engage in the business of producing kiwi fruit juice, kiwi puree, cider beverages, and related products. The total estimated investment was RMB 294 million. As of the date of this report, the Company has finished the building of an R&D center and an office building with a total investment of RMB 76.2 million (approximately $11.24 million), the Company has also purchased a fruit juice production line of RMB 129 million (approximately $19.02 million). As the Chinese government recently tightened environmental regulations, the Company is in the process of adapting to the new standards and the project has been delayed and the construction was stopped since early 2017. Since the Company’s current cash cannot support the future input of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $30.26 million with respect to construction in progress and fixed assets of this project.

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

The Company has made partial payment to acquire land use rights from the local government, purchase equipment and build facilities. As of date of this report, the Company has finished construction of an office building, dormitory, refrigeration storage facility and warehouse. However, due to heavy competition in the concentrated apple juice business in China, our Huludao Wonder and Yingkou facilities in Liaoning have had no production in the past two years, and the construction work on Suizhong project is also currently suspended. Since the Company’s current cash cannot support the future input of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $25.06 million with respect to construction in progress and fixed assets of this project.

Letter of Intent for Purchase of Biological Assets

In April 2016, the Company signed a letter of intent with Mei County Kiwifruits Investment and Development Corporation to purchase 833.5 mu (approximately 137 acres) of kiwifruits orchard in Mei County. The purchase price will be determined by a third party valuation company appointed by both parties. As of the date of this report, the valuation has not been completed and the purchase price has not been settled. The Company paid RMB 200 million (approximately $30 million) as a deposit in the second quarter of 2016. The purchase is subject to government approval, approval by the Company’s Board of Directors and a definitive agreement negotiated and signed by the parties. Pursuant to the letter of intent, the Deposit shall be returned to the Company within 10 working days upon the request of the Company if the kiwifruits orchard cannot be transferred to the Company according to the schedule. The Company expects to complete the purchase process in the second quarter of 2018. This deposit is recorded as deposits in the company’s balance sheet as of December 31, 2017.

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

We sell our Hedetang branded bottled fruit juice beverages and fruit cider beverages domestically primarily to supermarkets in the PRC through distributors, and we also export some of our Hedetang branded bottled fruit juice beverages outside of China directly or indirectly through distributors.

In addition to concentrated juice products and juice beverages, we generate other revenue from sales of apple spice, kiwifruit seeds and fresh kiwifruit, and sales of IB-LIVE products online and offline. These products are mainly sold to Chinese customers.

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

The shipping and handling expenses of $338,261 and $1,180,328 for fiscal years 2017 and 2016, respectively, are reported in the Consolidated Statement of Comprehensive Income as a component of selling expenses. The decrease in shipping and handling expenses was mainly due to a decrease in customer orders.

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

The government owns all of the land in the PRC.  Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government.  Accordingly, we pay for land use rights in advance and such prepayments are being amortized and recorded as expenses using the straight-line method over the use terms of the lease, which are 40 to 50 years.  The amortization expenses were $353,050 and $1,222,079 for 2017 and 2016, respectively.

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

Provision for Income Taxes

Our provision for income taxes primarily consists of corporate income taxes related to profits earned in the PRC from sales of our products. All our Chinese subsidiaries were subject to a tax rate of 25%. Our consolidated income tax rate was negative 0.3% and 44% in 2017 and 2016, respectively. Some of our subsidiaries generated income and we accrued income tax according to the Chinese corporate income tax rate, but some had a loss and no tax provision was made.

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

Other comprehensive income for the years ended December 31, 2017 and 2016 represented foreign currency translation adjustments and were included in the consolidated statements of comprehensive income.

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

During the fiscal years 2017 and 2016, the Company’s subsidiary Yingkou had no production because it had difficulty in remaining competitive in the apple juice market. In fiscal years 2017 and 2016, the Company’s recorded an impairment loss of $2.1 and $0 million with respect to the concentrated fruit juice production equipment in Yingkou.

The Company’s Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses in the three fiscal years ended December 31, 2016 and the cash flows were minimal during the same three fiscal years. Thus, in December 2016, we established a restructuring plan to close Huludao Wonder Operation. In fiscal year 2016, the Company’s recorded an impairment loss of $2.4 million with respect to the concentrated fruit juice production equipment in Huludao Wonder.  The Company plans to sell the assets of Huludao Wonder to a third party upon favorable circumstances.

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

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. Bad debt expense was $424,672 and $115,880 during the years ended December 31, 2017 and 2016, respectively. Our credit term for distributors with good credit history is from 30 days to 120 days. As of December 31, 2017 and 2016, accounts receivables of $2,738,767 and $2,130,747 have been outstanding for over 120 days.

Government Subsidies

A government subsidy is recognized only when the Company complies with any conditions attached to the grant and there is reasonable assurance that the grant will be received.

The government subsidies recognized were $193,781 and $16,738 for the years ended December 31, 2017 and 2016 respectively, and are included in other income. Subsidy income for 2017 was mainly for our agriculture projects in Yidu and Meixian. Subsidy income for 2016 mainly represents the value-added tax rebates provided on our exports. The subsidy income decreased in 2017 as we had fewer exports in 2016 as compared to the previous year.

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

Comparison of Operation Results of years ended December 31, 2017 and 2016

Revenue

The following table presents our consolidated revenues for our main products for the fiscal years 2017 and 2016, respectively, (in thousands):

	Year ended December 31,		% of
	2017	2016	Change
Concentrated apple juice and apple aroma	$1,845	$7,708	(76%)
Concentrated kiwifruit juice and kiwifruit puree	536	725	(26%)
Concentrated pear juice	1,128	9,262	(88%)
Fruit juice beverages	6,868	14,768	(53%)
Other	86	1,944	(96%)
Total	$10,463	$34,407	(70%)

Revenue decreased from $34.41 million in 2016 to $10.46 million in 2017, representing a decrease of 70%, or $23.95 million. This decrease was due to a decrease in sales for all of our products.

Sales generated from apple related products decreased from $7.71 million in 2016 to $1.85 million in 2017, representing a decrease of 76%. During 2017 and 2016, we sold 6,259 and 7,705 tons of concentrated apple juice and apple aroma, representing a decrease of 18.8% in the amount of apple-related products sold. Most of our concentrated apple juice was sold directly or indirectly to the international market. Because of the negative trends in the international market and estimated lower margins in previous years, our Yingkou and Huludao Wonder factories did not operate their concentrated apple juice production facilities in 2016 and 2017, which caused a lower inventory of concentrated apple juice and required us to purchase supply from third-party manufacturers to meet the demand from our customers. In December 2016, the Company established a winding-down plan to close the Huludao Wonder operation, as it suffered continued operating losses in the three fiscal years prior to 2016 and the cash flow was minimal for these three years. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. In fiscal years 2017 and 2016, the Company’s recorded an impairment loss of $11.3 million and $2.4 million, respectively, with respect to the concentrated fruit juice production equipment and fixed assets in Huludao Wonder.

According to the data provided by Chinese Customs, the amount of exported concentrated apple juice from China increased by 14.7% in year 2017 as compared to 2016, but the unit price of exported concentrated apple juice from China declined by 5.1% in 2017 as compared to 2016. If the international concentrated apple juice demand continues to improve in future, the Company may resume the operation of Yingkou factory in 2018.

Sales from concentrated kiwifruit juice and kiwifruit puree decreased by 26%, from $0.73 million in 2016 to $0.54 million in 2017. The decrease was primarily a result of the decreased volume of products sold in 2017 as compared to 2016 as a result of a decrease in market demand of our products. During 2017 and 2016, we sold 259 and 327 tons of concentrated kiwifruit juice and kiwifruit puree, respectively.

Sales of concentrated pear juice decreased by 88%, from $9.26 million in 2016 to $1.13 million in 2017. During 2017 and 2016, we sold 3,043 and 11,107 tons of concentrated pear juice, respectively, representing a decrease of 73%. The decrease of revenue generated from concentrated pear juice was mainly because of a decrease in the amount of products sold due to a decrease in customer demand.

Sales from our fruit juice beverages decreased from $14.77 million in 2016 to $6.87 million for 2017, representing a decrease of 53%. The decline in revenues during 2017 was primarily due to a decrease in the in-store demand of our products as a result of heavy competition in the Chinese market as consumers increased their fruit juice beverage purchases through on-line home delivery of groceries instead of through the traditional in-store supermarkets in which we sell our products.

Sales from our other products were $0.09 million and $1.9 million in 2017 and 2016, respectively. The amount of sales of other products is expected to be unstable and is generally not indicative of our future sales of other products.

Gross Margin

	2017		2016
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$88	5%	$1,985	26%
Concentrated kiwifruit juice and kiwifruit puree	140	26%	62	9%
Concentrated pear juice	143	13%	2,101	23%
Fruit juice beverages	1,341	20%	4,692	32%
Others	22	26%	333	17%
Total	$1,734	17%	$9,173	27%

Gross profit decreased from $9.17 million in 2016 to $1.73 million in 2017 mainly due to a decrease in revenue. The gross profit margin was 17% and 27% for 2017 and 2016, respectively.

Gross margin for concentrated apple juice and apple aroma were 5% and 26% for 2017 and 2016, respectively. The decrease in gross margin was mainly due to a decrease in the sales price of concentrated apple juice in the international market.

Gross margin for concentrated kiwifruit juice and kiwifruit puree increased from 9% for 2016 to 26% for 2017, primarily due to a decrease in the purchase prices of fresh kiwi purchased in the last squeezing season

Gross margin for concentrated pear juice decreased from 23% for 2016 to 13% for 2017 primarily due to the higher costs of raw material and the lower unit price.

Gross margin of fruit juice beverages decreased from 32% in 2016 to 20% in 2017.  The decrease in profit margin was primarily due to the decrease of unit selling prices of our products in 2017 as compared 2016 as a result of heavy market competition.

Gross margin for other products was 25% in 2017 and 17% in 2016. Given the relatively low amount of production and sales of other products, their gross margin is expected to be unstable.

Operating Expenses

The following table presents consolidated operating expenses and operating expenses as a percentage of revenue for 2017 and 2016, respectively:

	2017		2016
	Amount	% of revenue	Amount	% of revenue
General and administrative	$10,416,244	100%	$5,010,222	15%
Selling expenses	719,452	7%	1,932,148	6%
Impairment loss	89,685,890	857
Total operating expenses	$100,821,586	964%	$6,942,370	21%

General and administrative expenses increased by $5.41 million from $5.01 million in 2016 to $10.42 million in 2017. The increase in general and administrative expenses was mainly due to an increase in depreciation expenses and legal expenses.

Selling expenses decreased to $0.72 million in 2017 as compared to $1.93 million for 2016, a decrease of 63%, or $1.21 million, mainly due to the reduced amount of sales generated during 2017.

In 2017, the Company recorded an impairment loss of $89.82 million related to its fixed assets. Among this amount, $16.80 million was with respect to the construction in progress and fixed assets of Food Industry Yidu; an impairment loss of $25.06 million with respect to the construction in progress and fixed assets of SkyPeople Suizhong; an impairment loss of $6.24 million with respect to the construction in progress of Hedetang Agricultural Plantations (Yidu) Co., Ltd.; and an impairment loss of $11.34 million with respect to fixed assets of Huludao Wonder. The construction of the these operations has been stopped for more than 2 years due to a shortage of capital, and the Company cannot forecast the possible cash flow from these assets, and as a result, the Company recorded the impairment of assets for these assets.

Loss from Operations

Loss from operations increased to $99.09 million for 2017 from an operating income of $2.23 million in 2016, representing an increased loss of $101.32 million. The increase in loss from operations as mainly due to a 79% decrease in revenue, and an increase of $93.88 million in total operating expenses.

Other Expense, Net

Other expense, net was $2.95 million for 2017, compared to $1.27 million for 2016. Subsidy income increased from $16,738 in 2016 to $554,553 for 2017. Subsidy income for 2017 and 2016 mainly represents the value-added tax rebates provided on our exports. Interest expense for 2017 was $3.08 million, representing an increase of $1.42 million or 86%, as compared to interest expense of $1.66 million for 2016. The increase was primarily due to higher interest rates on our bank loans in 2017 as compared to 2016. Other expenses was $428,611 for 2017 as other income was $207,386 for 2016. Other expenses for 2017 was mainly for other taxes related with transfer to land between subsidiaries. Other income for 2016 was mainly consisted of translation income from export business.

Income Taxes

Our provision for income taxes decreased from $1.60 in 2016 to $0.27 million in 2017. The decrease in income tax provision was mainly due to the reduced amount of income before tax generated in 2017 as compared to that in 2016. Some of our subsidiaries generated income and we accrued income tax according to the Chinese corporate income tax rate, but some subsidiaries recorded a loss and no tax provision was made.

Noncontrolling Interests

As of December 31, 2017, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo, and Hedetang Holding (HK) held a 73.42% interest in SkyPeople (China). TSD held a 26.36% interest in SkyPeople (China). Net income attributable to non-controlling interests increased mainly due to the increase in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Loss from Discontinued Operations

Loss from discontinued operations was $14.66 million, an increase of $9.87 million as compared to a loss of $4.79 million for fiscal year 2016, which was mainly due to an increase in impairment loss of fixed assets related to the Company’s operation in Huludao, which was wound down in 2016.

Loss from Continuing Operations before Minority Interest and Net Income

Loss from continuing operations before minority interest increased by $101.07 million from $0.97 million in 2016 to $102.04 million in 2017 as the result of a decrease in income from operations and an increase in operating expenses, which was partially offset by a decrease in income provision, as previously discussed. Net loss for fiscal 2017 was $102.58 million, an increase of 97.29 million compared to a loss of $5.29 million fiscal 2016.

Earnings per Share

Basic and diluted loss per share from continuing operations were $18.09 in fiscal 2017, as compared to a loss of $0.19 for fiscal year 2016. Basic and diluted loss per share attributable to discontinued operations was $3.02 and $1.22 for fiscal year 2017 and 2016, respectively.

Liquidity and Capital Resources

As of December 31, 2017, we had cash, cash equivalents and restricted cash of $4.59 million, an increase of $3.44 million, from $1.14 million as of December 31, 2016. The increase in cash, cash equivalents and restricted cash was mainly due to cash received in our direct registered offering. On April 12, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers (the “Purchasers”), pursuant to which the Company offered and sold to the Purchasers, in a registered direct offering, an aggregate of 862,097 shares of common stock for aggregate gross proceeds to the Company of $2,672,500, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. We expect that the projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit to provide sufficient capital to meet our projected operating cash requirements at least for the next 12 months, which does not take into account any potential expenditures related to the possible expansions of our current production capacity. On April 18, 2017, our investor exercised warrants according to the Securities Purchase Agreement that the Company entered with certain purchasers on April 12, 2017, and received an amount of $1,024,701 for 197,058 shares of the Company’s common stock issued.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was negative $55.98 million as of December 31, 2017, a decrease of $80.63 million from working capital of $24.65 million as of December 31, 2016 mainly due to a decrease in current assets and an increase in current liabilities. In 2017, net cash provided by our operating activities was $23.66 million compared to cash outflow $34.44 million in 2016. The increase was primarily due to an increase in impairment loss and an increase in change in other receivables and accrued expenses, which was partially offset by a decrease in net income. The net loss of the Company was $102.58 million in 2017. Among this amount, $101.38 million was not loss in cash.

In 2017 and 2016, our investing activities used net cash of $0 and $21.04 million, respectively. In 2016, we made a refundable deposit about $30 million pursuant to the letter of intent to purchase the kiwifruits orchard, $37.4 million for the lease of the kiwifruits orchard in Mei County and $24 million for the lease of the orange orchard in Yidu city.

In 2017, cash used in our financing activities was $19.91 million as compared to $24.10 million in 2016. The decrease in cash outflow from financing activities was mainly due to a decrease in capital contributions.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company’s consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2017.

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

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Management assessed our internal control over financial reporting as of December 31, 2017. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting as of December 31, 2017 was effective.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of April 12, 2018 the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Hongke Xue (1)	45	Director
Yongke Xue (2)	50	Chairman of Board of Directors, Chief Executive Officer
Hanjun Zheng	45	Interim Chief Financial Officer
Guolin Wang (3)(6)	54	Director
Johnson Lau (3)(4)	44	Director
Fuyou Li (3)(5)	64	Director

(1)	On September 2, 2016, the Board appointed Hongke Xue to serve as the Chief Executive Officer of the Company and Chairman of the Board. Mr. Hongke Xue previously served as the Company’s Chief Executive Officer from February 18, 2013 to December 24, 2014. Mr. Hongke was reappointed as the Company’s Chief Executive Officer on September 2, 2016.On January 5, 2018, Hongke Xue notified the Board his resignation from his position as the Chief Executive Officer of the Company and Chairman of the Board, effective on January 31, 2018.
(2)	On September 2, 2016, Mr. Yongke Xue resigned from his position as the Chief Executive Officer of the Company and Chairman of the Board of the Directors of the Company. Mr. Yongke Xue was appointed Chief Executive Officer on December 24, 2014, and resigned as Chief Executive Officer of the Company on September 2, 2016.On January 5, 2018, Mr. Yongke Xue was reappointed as the Company’s Chief Executive Officer effective on January 31, 2018.
(3)	Member of the audit committee and compensation committee.
(4)	Johnson Lau was appointed a member of the Board of Directors of the Company on December 23, 2014.
(5) (6)	Fuyou Li was appointed a member of the Board of Directors of the Company on May 8, 2015. Guolin Wang was appointed a member of the Board of Directors of the Company on April 7, 2008.

Yongke Xue, Director and Chief Executive Officer

Mr. Yongke Xue served as our Chief Executive Officer since January 31, 2018. Mr. Xue also served in that positions from February 26, 2008 to February 18, 2013, and from December 24, 2014 to September 2, 2016. Mr. Yongke Xue also serves as the Chairman of the Board.  Mr. Yongke Xue has served as the director of SkyPeople (China) since December 2005. Mr. Xue served as the general manager of Hede from December 2005 to June 2007. Prior to that, he served as the business director of the investment banking division of Hualong Securities Co., Ltd. from April 2001 to December 2005. He also acted as the vice general manager of Shaanxi Huaye Foods Co., Ltd. from July 1998 to March 2001. Mr. Xue graduated from Xi’an Jiaotong University with an MBA in 2000. Mr. Xue graduated with a Bachelor’s degree in Metal Material & Heat Treatment from National University of Defense Technology in July 1989. The Board believes that Mr. Xue’s vision, leadership and extensive knowledge of the Company is essential to the development of its strategic vision.

Hongke Xue, Director

Mr. Hongke Xue is a brother of Mr. Yongke Xue. Mr Xue has served as a director since February 2013, and previously served as our Chief Executive Officer and Chairman of the Board from February 18, 2013 to December 24, 2014, and from September 2, 2016 to January 31, 2018. Mr. Xue has also served as the Chief Executive Officer of SkyPeople (China) since 2003. Prior to that, Mr. Hongke Xue served as the Chief Executive Officer of Tangshan Fengyuan Metal Products, a sino-foreign joint venture, from March 2002 to March 2003. Prior to that, he served as the general manager of Baoji Industrial Products Co., Ltd., a wholly foreign owned enterprise, from April 2001 to March 2002, and deputy general manager of Shaanxi DePu Industry and Trade Co., Ltd. from October 1997 to April 2001. H. K. Xue received a bachelor degree in business management from Lanzhou University of Finance and Economics in July 1995. H. K. Xue’s experience in management and corporate development and his experience with fruit juice industry, the development and sale of products will enable him to provide effective leadership to continue to grow the Company’s business. The Board believes that Mr. Hongke Xue’s experience in the Company’s business operations are crucial to the success of the Company.

Hanjun Zheng, Interim Chief Financial Officer

Mr. Hanjun Zheng was appointed by the Board as Interim Chief Financial Officer on November 27, 2015. Since December, 2009, Mr. Zheng has been serving as the Chief Financial Officer of SkyPeople China. Mr. Zheng was the deputy general manager at Jingyang Branch of SkyPeople Juice Group Co., Ltd. from March, 2006 to November 2009. From May, 1994 to February, 2006, Mr. Zheng was the Financial Accounting Manager at Shaanxi Provincial Fruit Juice Processing Factory, a state-owned enterprise in Shaanxi, China. Mr. Zheng earned his bachelor degree in accounting by passing Chinese National Self-Examination in Financial Accounting in 1996. Mr. Zheng graduated from Shaanxi Technical College of Finance and Economics and received his junior college degree in Financial Accounting in 1994. Mr. Zheng received additional training in Advanced Business Management and Advanced Financial and Accounting Management at Jiaotong University in March, 2011 and July, 2012, respectively. There is no family relationship between Mr. Zheng and any of the Company’s directors and officers. The Board believes that Mr. Zheng’s strong experience in accounting and financial reporting is important to the Company since the Company is listed in the United States.

Guolin Wang, Director

Mr. Wang has been serving as one of our directors since April 7, 2008. Mr. Wang has served as a director of SkyPeople (China) since October 2005. Since 1996 he has been a professor in the Finance Department of the Management School and in the Economics and Finance School of Xi’an Jiaotong University. He previously served as the director and chairman of Xi’an Changtian Environmental Protection Engineering Co., Ltd. from February 2006 to June 2007. Mr. Wang graduated with a Bachelor of Science in Electronics & Telecommunication from Xi’an Jiaotong University in July 1983. In July 1983, he attained a Master’s degree in Management Science and Engineering from Xian Jiaotong University. He graduated with a Doctorate degree in Management and Science and Engineering from Xi’an Jiaotong University’s School of Economics & Finance in 2006. The Board believes that Mr. Wang’s strong experience in engineering is important to the Company’s business operations.

Johnson Lau, Director

On December 23, 2014, the Board appointed Johnson Lau as a member of the Board of Directors of the Company and also the Chairman of Audit committee. Mr. Lau is entitled for US$25,000 per annum as compensation for his service as a director of the Company and audit committee Chair of the Board.

Mr. Lau is the Chief Financial Officer of China Golden Classic Group Limited (“China Golden”), a company listed in Hong Kong Stock Exchange Limited (HKEX: 8281.HK) since 2015. Mr. Lau is a Certified Public Accountant of the Hong Kong Institute of Certified Public Accountants and CPA Australia. Mr. Lau has over 20 years of experience in the accounting profession. Mr. Lau started his career in Deloitte in Hong Kong and Beijing from 1997 to 2004. Prior to joining China Golden in July 2015, Mr. Lau worked in various public companies in the United States and England as Director of Finance and CFO for over ten years. He holds a bachelor degree in commerce from Monash University, Australia. The Board believes that Mr. Lau’s extensive knowledge and experience in accounting and his public company experience is important to the Company’s internal controls and financial reporting and its status as a US traded public company. During the period between 2004 and 2013, Mr. Lau worked in various public companies listed in the United States and England as director of finance and chief financial officer. Mr. Lau was the chief financial officer and was subsequently an executive director of Haike Chemical Group Limited, a company listed on the London Stock Exchange (LSE code: HAIK), from December 2006 to March 2009. Mr. Lau subsequently resigned as chief financial officer and was redesignated as a non-executive director of Haike Chemical Group Limited in March 2009. He retired as a non-executive director in January 2010. From April 2009, Mr. Lau was employed by Auto China International Limited, a company listed on the NASDAQ Capital Market and subsequently quoted on the OTC Bulletin Board (NASDAQ/OTC code: AUTCF) as chief financial officer. He was redesignated as the director of finance in July 2009 and subsequently departed in June 2013. From June 2010 to January 2013, Mr. Lau was an independent director of Lizhan Environmental Corporation (NASDAQ code: LZEN). Mr. Lau was the chief financial officer of SGOCO Group, Ltd., a company listed on the NASDAQ Capital Market (NASDAQ code: SGOC), from July 2013 to June 2015.

Fuyou Li, Director

On May 8, 2015, the Company’s Board of Directors appointed Mr. Fuyou Li as a member of the Company’s Board of Directors effective as of that date. The Board of Directors also appointed Mr. Li as a member of both audit committee and compensation committee. Mr. Li, age 62, graduated from Xi’an Jiaotong University with a doctor’s degree in economics. He has taught international finance as a professor in Xi’an Jiaotong University for the past 6 years. In determining that Mr. Li should serve on the Company’s Board of Directors, the Board considered, among other qualifications, his professional background and expertise in international finance.

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

Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons, the Company believes that, other than as described above, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended December 31, 2017, except for the following: Zeyao Xue did not report his acquisition of indirect shared beneficial ownership of 2,337,155 shares of the Company’s common stock on September 27, 2017.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website at www.ftft.top and may be found by first clicking on “Investors,” then “Corporate Governance” and then “Governance Documents.” We intend to disclose any amendments to the code, or any waivers of its requirements, on our website.

Committees of the Company’s Board of Directors

The Board held 22 regularly scheduled and special meetings during fiscal year 2017. All of the directors attended (in person or by telephone) all of the Board meetings and any committees of the Board on which they served during the fiscal year. Directors are expected to use their best efforts to be present at the shareholders annual meeting. All of our directors attended the December 28, 2017 shareholders annual meeting by tele-conference.

Audit Committee

On April 25, 2008, the Board formed an audit committee. Messrs. Lau, Li and Wang currently serve on the audit committee, which is chaired by Mr. Lau. Each member of the audit committee is “independent” as that term is defined in the rules of the SEC and within the meaning of such term as defined under the rules of the NASDAQ Global Market. The Board has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee. The audit committee held seven meetings during fiscal year 2017, and all audit committee members attended each of those meetings. Our Board has determined that Mr. Lau is an “audit committee financial expert,” as defined under the applicable SEC rules.

Compensation Committee

On April 25, 2008, the Board formed a compensation committee. Messrs. Lau, Li and Wang currently serve on the compensation committee, which is chaired by Mr. Lau.  Each member of the compensation committee is “independent” as that term is defined in the SEC rules and within the meaning of such term as defined under the rules of the NASDAQ Global Market, a “nonemployee director” for purposes of Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. No interlocking relationship exists between the Board or the compensation committee and the Board or compensation committee of any other company, nor has any interlocking relationship existed during the last fiscal year. The compensation committee held two meetings during fiscal year 2017, and all compensation committee members attended those meeting.

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

Family Relationships

Mr. Yongke Xue, the chairman of our Board and our Chief Executive Officer, is the brother of Mr. Hongke Xue, a member of the Board.

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

2011 Stock Incentive Plan

On August 18, 2011, upon board recommendation, at the annual meeting of the shareholders, our shareholder approved a Stock Incentive Plan (the “2011 Plan”). The purpose of the Plan is to provide an additional inducement for selected employees, consultants and non-employee directors who provide services to the Company, to reward such selected individuals by providing an opportunity to acquire incentive awards, and to provide a means through which we may attract able persons to enter the employment of, or engagement, with the Company. Up to 1,000,000 shares of Common Stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the Plan.

The Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and incentive compensation awards paid in cash or Stock to selected employees, consultants and non-employee directors of the Company. Options granted under the Plan may be “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified options, and will be designated as such. At present, there are approximately 205 employees and consultants and three non-employee directors eligible to participate in the Plan. The Plan will be administered by the Board of Directors or compensation committee of the Board. The administrator will have complete discretion to select the optionees and to establish the terms and conditions of each option, subject to the provisions of the Plan.

On November 19, 2015, the Company’s shareholders approved Omnibus Equity Plan at the annual stockholders meeting, which permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 250,000 shares of Common Stock.

On March 13, 2018, the Company’s shareholders approved Omnibus Equity Plan at the annual stockholders meeting, which permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to1,300,000 shares of Common Stock.

We believe that the future success of the Company depends, in large part, upon the ability of the Company to maintain a competitive position in attracting, retaining and motivating key personnel. As of the date of this report, all the shares have been granted and issued under 2011 Plan.

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

Employment Agreements

We do not currently have an employment agreement with any of our CEO and CFO.

On February 8, 2018, the Company entered into an Employment agreement with the Chief Technology Officer for a period of one year from the signing date.

Summary Compensation of Named Executive Officers

Our executive officers do not receive any compensation for serving as executive officers of the Company. However, except for our former CEO, the remaining executive officers are compensated by and through SkyPeople (China). Our former CEO, Yongke Xue, has not received any compensation from us or any of our subsidiaries for his services in the past three years. The following table sets forth information concerning cash and non-cash compensation paid by the Company or SkyPeople (China) to our named executive officers for 2017 and 2016, respectively.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue (1)	12/31/2017	-	-	-	-	-	-	-	-
Yongke Xue (1)	12/31/2016	-	-	-	-	-	-	-	-

Hongke Xue (1)	12/31/2017	-	-	-	-	-	-	-	-
Hongke Xue (1)	12/31/2016	-	-	-	-	-	-	-	-

Hanjun Zheng(2)	12/31/2017	$12,863	-	-	-	-	-	-	$12,863
	12/31/2016	$12,352	-	-	-	-	-	-	$11,662

(1)	On January 5, 2018, Hongke Xue notified the Board his resignation from his position as the Chief Executive Officer of the Company and Chairman of the Board, effective on January 31, 2018. On January 5, 2018, Mr. Yongke Xue was reappointed as the Company’s Chief Executive Officer and Chairman of the Board effective on January 31, 2018.
(2)	Mr. Hanjun Zheng was appointed by the Board as Interim Chief Financial Officer on November 27, 2015.

Outstanding Equity Awards at December 31, 2017

The following table presents certain information concerning outstanding equity awards held by each of our named executive officers at December 31, 2017.

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

The Company’s 2015 Omnibus Equity Plan permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 250,000 shares of Common Stock.

On March 29, 2017, the Company issued 250,000 shares of the Company’s unrestricted common stock to six of the Company’s employees pursuant to our 2015 Omnibus Equity Plan, which was approved by the Company’s shareholders at the annual stockholders meeting on November 19, 2015. The Company recorded an expense of $250 in the first quarter of fiscal year 2017 under the 2015 Omnibus Equity Plan, reflecting a par value of $0.001 per share of the Company’s common stock.

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

On April 18, 2017, our investor exercised warrants according to the Securities Purchase Agreement that the Company entered with certain purchasers on April 12, 2017, and received an amount of $1,024,701 for 197,058 shares of the Company’s common stock issued/

In connection with the private placement and in accordance with the Purchase Agreement, the Company was required to file a registration statement on Form S-1 within 45 calendar days after the date of the Purchase Agreement to provide for the resale of the Warrant Shares. The Company filed a registration statement on Form S-1 (File No. 333-218276) on May 26, 2017, which was declared effective on June 12, 2017.

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

Compensation of Directors

Since 2008, we have (i) paid each of our nonemployee directors residing in the United States an annual fee of $25,000, (ii) reimbursed our directors for actual, reasonable and customary expenses incurred in connection with the performance of their duties as board members and (iii) paid the chairman of our audit committee a fee of $25,000 for his or her service as chairman.

There was no change to the compensation to our directors in 2017. The following table sets forth information concerning cash and non-cash compensation paid by us to our directors during 2017.

Name	Fees Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue	—	—	—	—	—	—	—
Hongke Xue	—	—	—	—	—	—	—
Guolin Wang (1)	$8,850	—	—	—	—	—	$8,850
Fuyou Li (2)	$8,850	—	—	—	—	—	$8,850
Johnson Lau (3)	$25,000	—	—	—	—	—	$25,000

(1)	On April 7, 2008, the Company’s Board of Directors appointed Mr. Guolin Wang as a member of the Board of Directors and a member of both the audit committee and compensation committee. Mr. Wang is entitled to US$8,850 per annum as compensation for his services as a director of the Company.
(2)	On May 8, 2015, the Company’s Board of Directors appointed Mr. Fuyou Li as a member of the Board of Directors and a member of both the audit committee and compensation committee. Mr. Li is entitled for US$8,850 per annum as compensation for his service as director of the Company.
(3)	On December 23, 2014, the Board appointed Johnson Lau as a member of the Board of Directors of the Company and also the Chairman of audit committee and a member of compensation committee. Mr. Lau is entitled for US$25,000 per annum as compensation for his services as a director of the Company and chair of compensation committee.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is our equity compensation plan information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders (1)	62,500	$3.57	(2)	-
Equity compensation plans not approved by security holders	-	$ N/A		-
Total	-	-		-

(1)	Consists of equity incentive plans, which were approved by the Company’s shareholders at its annual meetings on August 18, 2011 and November 19, 2015. On February 28, 2017, the Company issued options to purchase 62,500 shares of the Company’s common stock with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2011 Stock Incentive Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant to three of the Company’s employees pursuant to the 2011 Stock Incentive Plan, which was approved by the Company’s shareholders at the annual stockholders meeting on August 18, 2011. These options vested immediately on the grant date with a fair market value of $223,375 based on the fair value of $3.57 per share, which was determined by using the Black Scholes option pricing model. The Company recognized stock-based compensation expense of $223,375 in the first quarter of fiscal year 2017 under the 2011 Stock Incentive Plan. As of December 31, 2017, there were no shares available for issuance under either of the two stock incentive plans.
(2)	The exercise price of options granted and stock appreciation rights under the Plan may be no less than the fair market value of the Company’s Stock on the date of grant.

On March 29, 2017, the Company issued 250,000 shares of the Company’s unrestricted common stock to six of the Company’s employees pursuant to our Omnibus Equity Plan, which was approved by the Company’s shareholders at the annual stockholders meeting on November 19, 2015. The Company recorded an expense of $250 in the first quarter of fiscal year 2017 under the 2015 Omnibus Equity Plan, reflecting a par value of $0.001 per share of the Company’s common stock.

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of April 12, 2018 by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and all of our directors and

●	executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 25,417,083 shares of our Common Stock outstanding as of April 12, 2018.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of April 12, 2018 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of April 12, 2018 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Future FinTech Group Inc., 23/F, China Development Bank Tower, No. 2 Gaoxin 1st Road, Xi’an, Shaanxi Province, PRC 710075.

Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors, Named Executive Officers and 5% Shareholders
Yongke Xue (1)	2,337,155	9.2%
Hongke Xue	—	—
Guolin Wang	—	—
Hanjun Zheng	—	—
Fuyou Li	—	—
Johnson Lau	—	—
All current directors and executive officers as a group (6 persons)	2,337,155	9.2%
Zeyao Xue (2)	13,699,314	53.9%
Mengyao Chen (3)	3,323,225	13.1%
Shuiliang Xiao (4)	3,409,466	13.4%
	20,432,005	80.4%

(1)	Consists of (i) 665,200 shares owned by directly by SkyPeople International Holdings Group Limited (“SP International”), a Cayman Islands company, (ii) 1,488,570 shares owned directly by Golden Dawn International Limited, a British Virgin Islands company, (iii) 183,385 shares owned directly by China Tianren Organic Food Holding. Each of SP International, Golden Dawn International Limited and China Tianren Organic Good Holding are indirect subsidiaries of V.X. Fortune Capital Limited, a British Virgin Islands company. Yongke Xue is the sole director of each of (i) SP International and (ii) V.X. Fortune Capital Limited.

(2)	Mr. Zeyao Xue, the son of Yongke Xue, holds all of the issued and outstanding capital stock of Fancylight Limited, which is the indirect owner of those shares held by SP International, Golden Dawn International Limited and China Tianren Organic Food Holding. As such, Mr. Zeyao Xue shares beneficial ownership of 2,337,155 of his shares with Mr. Yongke Xue.

(3)

The shares were issued to Mengyao Chen, pursuant to a Creditor’s Rights Transfer Agreement between Hedetang Foods (China) Co., Ltd., a wholly owned subsidiary of the Company and Shaanxi Fu Chen Venture Capital Management Co., Ltd., dated November 2, 2017, which was filed with SEC in a Form 8-K dated November 6, 2017.

(4)

The shares were issued to Shuiliang Xiao, pursuant to two Creditor’s Rights Transfer Agreements between Hedetang Foods (China) Co., Ltd., a wholly owned subsidiary of the Company and Shaanxi Chunlv Ecological Agriculture Co., Ltd. and Hedetang Foods (China) Co., Ltd, dated November 2, 2017, which was filed with SEC in a Form 8-K dated November 6, 2017.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For details of related party transactions, see Note 11 “Related Party Transaction” to our consolidated financial statements.

Director Independence

We currently have five directors. Three of our current directors, Messrs. Guolin Wang, Johnson Lau and Fuyou Li, are determined by our Board to be “independent directors” as defined under the rules of the NASDAQ Global Market, constituting a majority of independent directors of the Board as required by the rules of the NASDAQ Global Market.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years 2017 and 2016. All of the services described in the following fee table were approved in conformity with the audit committee’s pre-approval process.

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by Wang Certified Public Accountant, P.C.

	2017	2016
Audit Fees	$200,000	$205,000
Tax Fees	6,000	6,000
All Other Fees	—	—
Total	$206,000	$211,000

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by Wang Certified Public Accountant, P.C. (“Wang”).

Wang Certified Public Accountant, P.C. succeeded to the registration status of predecessor firm named as Jia Roger Qian Wang, CPA in PCAOB in March, 2017. Wang has provided professional services for the audit of our fiscal 2017 and 2016 annual financial statements, respectively.

Wang provided professional services for the audit of our fiscal year 2017 financial statements and $140,000 was billed for the audit of consolidated financial statements for fiscal 2017, the quarterly review fees $60,000 was billed for 2017 quarterly financial reports.

Wang provided professional services for the audit of our fiscal year 2016 financial statements and $160,000 was billed for the audit of consolidated financial statements for fiscal 2016, the quarterly review fees $45,000 was billed for 2016 quarterly financial reports.

Tax Fees

The amounts set forth opposite “Tax Fees” above reflect the aggregate fees billed for fiscal 2017 and 2016 for professional services rendered for tax compliance and return preparation. The compliance and return preparation services consisted of the preparation of original and amended tax returns and support during the income tax audit or inquiries.

The Board audit committee’s policy is to pre-approve all audit services and all non-audit services that our independent accountants are permitted to perform for us under applicable federal securities regulations. The audit committee’s policy utilizes an annual review and general pre-approval of certain categories of specified services that may be provided by the independent accountant, up to pre-determined fee levels. Any proposed services not qualifying as a pre-approved specified service, and pre-approved services exceeding the pre-determined fee levels, require further specific pre-approval by the audit committee. The audit committee has delegated to the Chairman of the audit committee the authority to pre-approve audit and non-audit services proposed to be performed by the independent accountants. Our audit committee was established in April 2008. Therefore, all the services provided by our auditors in fiscal years 2017 and 2016 were pre-approved by the audit committee.

Changes in Registrant’s Certified Accountant

On April 12, 2016, the Board of Directors of the Company dismissed Armanino LLP (“Armanino”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2015, effectively immediately. During the Company’s fiscal years ended December 31, 2014 and the subsequent periods through the effective date of the dismissal of Armanino, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreement, if not resolved to the satisfaction of Armanino, would have caused Armanino to make reference thereto in its reports on the Company’s consolidated financial statements for such periods. There have been no reportable events as provided in Item 304(a)(1)(v) of Regulation S-K during the Company’s fiscal year ended December 31, 2014 and any subsequent interim period, including the interim period up to and including the effective date of the dismissal of Armanino.

On April 12, 2016, the Audit Committee approved the engagement of Wei, Wei & Co., LLP (“Wei & Wei”) as the Company’s independent registered public accounting firm, effective immediately. The Audit Committee also approved Wei & Wei to act as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2015 and December 31, 2016.

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

On September 22, 2016, the Audit Committee of Board of Directors of the Company approved the engagement of Wang as the Company’s independent registered public accounting firm, effectively immediately. The Audit Committee also approved Wang to act as the Company’s independent registered public accounting firm for the fiscal years ending December 31, 2015 and 2016.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENTS:

The following financial statements, including notes thereto and the independent auditors’ report with respect thereto, are filed as part of this Annual Report on Form 10-K, starting on page F-1 hereof:

1.	Management’s Report on Internal Control over Financial Reporting
2.	Report of Independent Public Registered Accounting Firm
3.	Consolidated Balance Sheets
4.	Consolidated Statements of Income and Comprehensive Income
5.	Consolidated Statements of Shareholders’ Equity
6.	Consolidated Statements of Cash Flows
7.	Notes to Consolidated Financial Statements

(b)          EXHIBITS:

Exhibit Index

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of February 22, 2008 by and among Pacific Industry Holding Group Co., Ltd., “Pacific,” Terrence Leong, SkyPeople Fruit Juice, Inc., the “Registrant,” and the shareholders of Pacific. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on February 28, 2008, the “February 28, 2008 8-K”.
3.1	Second Amended and Restated Articles of Incorporation, dated June 6, 2017. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on June 9, 2017.
3.2	Certificate of Designations, Preferences and Rights of the Registrant’s Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the February 28, 2008 8-K.
3.3	Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.2 to the February 28, 2008 8-K.
3.4	Amended and Restated Bylaws, dated June 6, 2017. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Commission on June 9, 2017. corporated by reference
3.5	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 10, 2016. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016.
3.6	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 14, 2018. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 16, 2018.
4.1	Form of Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on April 13, 2017.
9.1	Voting Trust Agreement, dated as of February 25, 2008, by and among Fancylight Limited and Hongke Xue. Incorporated by reference to Exhibit 9.1 to the March 3, 2008 8-K.
9.2	Voting Trust and Escrow Agreement, dated as of February 25, 2008, by and among Winsun Limited and Sixiao An. Incorporated by reference to Exhibit 9.2 to the March 3, 2008 8-K.
9.3	Voting Trust and Escrow Agreement, dated as of February 25, 2008, by and among China Tianren Organic Food Holding Company Limited and Lin Bai. Incorporated by reference to Exhibit 9.3 to the March 3, 2008 8-K.
10.1	Underwriting Agreement, dated as of October 28, 2009, by and among the Company, Roth Capital Partners, LLC, Maxim Group LLC, Barron Partners LP and Eos Holdings, LLC. Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 29, 2009.
10.2	English translation of the Distribution Agreement dated as of January 8, 2010, by and between Shaanxi Qiyiwangguo Modern Organic Agriculture Co. Ltd. and Beijing Ni’aode Trading Co., Ltd. Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.
10.3	English Translation of Credit Facility Agreement dated June 30, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank Incorporated by reference to Exhibit 10.29 of the 2009 10-K.
10.4	English Translation of Credit Facility Agreement dated November 6, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.30 of the 2009 10-K.
10.5	English Translation of Credit Facility Agreement dated November 24, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.31 of the 2009 10-K.

Exhibit Number	Description
10.6	English Translation of Credit Facility Agreement dated June 26, 2009 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Commercial Bank of Huludao. Incorporated by reference to Exhibit 10.32 of the 2009 10-K.
10.7	English Translation of Pledge Agreement dated June 26, 2009 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Commercial Bank of Huludao. Incorporated by reference to Exhibit 10.33 of the 2009 10-K.
10.8	English Translation of Credit Facility Agreement dated August 12, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank Incorporated by reference to Exhibit 10.34 of the 2009 10-K.
10.9	English Translation of Credit Facility Agreement dated July 19, 2010 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Huludao Bank Co., Ltd. Incorporated by reference to Exhibit 10.16 of the 2010 10-K.
10.10	English Translation of Credit Facility Agreement dated September 9, 2010 between SkyPeople Juice Group Co. Ltd. And Xi’an Kejilu Branch of China Merchants Bank. Incorporated by reference to Exhibit 10.17 of the 2010 10-K
10.11	English Translation of Credit Facility Agreement dated May 10, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.18 of the 2010 10-K.
10.12	English Translation of Credit Facility Agreement dated February 3, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.19 of the 2010 10-K.
10.13	English Translation of Credit Facility Agreement dated December 6, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.20 of the 2010 10-K.
10.14	English Translation of Credit Facility Agreement dated December 7, 2010 between SkyPeople Juice Group Co. Ltd. and China CITIC Bank, Xi’an Kejilu Branch. Incorporated by reference to Exhibit 10.21 of the 2010 10-K.
10.15	English Translation Of Credit Facility Agreement dated December 30, 2010 Between SkyPeople Juice Group Co. Ltd. and Hi-Tech Industrial Development Zone, Xi’ A Branch Of China Construction Bank. Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q filed with the Commission on May 16, 2011.
10.16	Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 14, 2011.
10.17	Indemnification Agreement Between SkyPeople Juice, Inc. and Yongke Xue. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.18	Indemnification Agreement Between SkyPeople Juice, Inc. and Guolin Wang. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.19	Indemnification Agreement Between SkyPeople Juice, Inc. and Spring Liu. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.20	English translation of Investment/Service Agreement The Yidu Orange Comprehensive Deep Processing Zone (the “Zone”) between Yidu Municipal People’s Government and SkyPeople Juice Group Company Limited dated October 29, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 29, 2012

Exhibit Number	Description
10.21	English translation of Loan Agreement between SkyPeople Juice Group Co., Ltd. and SkyPeople International Holdings Group Limited dated February 18, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 19, 2013
10.22	Share Exchange Agreement among SkyPeople International Holdings Group Limited, Golden Dawn International Limited, Hongke Xue, Yongke Xue, V.X. Fortune Capital Limited and Kingline International Limited dated September 14, 2012. Incorporated by reference to Exhibit 99.2 to the Schedule 13D filed with the Commission by the reporting group September 24, 2012 on January 4, 2013.
10.23	Share Charge between China Tianren Organic Food Holding Company Limited, Golden Dawn International Limited and Vandi Investments Limited dated December 28, 2012. Incorporated by reference to Exhibit 99.3 to the Schedule 13D/A filed with the Commission by the reporting group on January 4, 2013.
10.24	Share Charge between China Tianren Organic Food Holding Company Limited, Golden Dawn International Limited and COFCO (Beijing) Agricultural Industrial Equity Investment Fund dated December 28, 2012. Incorporated by reference to the Schedule 13D/A filed with the Commission by the reporting group on January 4, 2013.
10.25	Termination Agreement to Share Transfer Agreement by and between Hedetang Holdings Co., Ltd. and Shaanxi New Silk Road Kiwifruit Group Inc., dated January 26, 2017. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on January 27, 2017.
10.26	Orchard Lease Contract by and between Village Committee of Dierpo Village, Jinqu Town, Mei County and Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd., dated August 3, 2016. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on January 27, 2017.
10.27	Orchard Lease Contract by and between Yidu Sichang Joint Citrus Cooperatives and Hetetang Agricultural Plantations (Yidu) Co., Ltd., dated August 15, 2016. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on January 27, 2017.
10.28	Form of Securities Purchase Agreement, dated April 12, 2017. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 13, 2017.
10.29	DCON Digital Assets Transfer Agreement, dated January 23, 2018, by and between DigiPay FinTech Limited and Peng Youwang. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 25, 2018.
10.30	Technology Development Service Contract, dated December 18, 2017, by and between GlobalKey Supply Chain Ltd. and Reits (Beijing) Technology Co. Ltd. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 22, 2017.
10.31	Creditor’s Rights Transfer Agreement, dated November 2, 2017, by and between Hedetang Foods (China) Co., Ltd., and Shaanxi Chunlv Ecological Agriculture Co. Ltd., Incorporated by reference to Exhibit 3 to the Amendment No. 1 to Schedule 14A Proxy Statement filed on November 6, 2017.
10.32	Creditor’s Rights Transfer Agreement, dated November 2, 2017, by and between Hedetang Foods (China) Co., Ltd., and Shaanxi Chunlv Ecological Agriculture Co. Ltd. Incorporated by reference to Exhibit 4 to the Amendment No. 1 to Schedule 14A Proxy Statement filed on November 6, 2017.
10.33	Creditor’s Rights Transfer Agreement, dated November 2, 2017, by and between Hedetang Foods (China) Co., Ltd., and Shaanxi Boai Medical Technology Development Co., Ltd. Incorporated by reference to Exhibit 5 to the Amendment No. 1 to Schedule 14A Proxy Statement filed on November 6, 2017.
10.34	Creditor’s Rights Transfer Agreement, dated November 2, 2017, by and between Hedetang Foods (China) Co., Ltd., and Shaanxi Fu Chen Venture Capital Management Co. Ltd. Incorporated by reference to Exhibit 6 to the Amendment No. 1 to Schedule 14A Proxy Statement filed on November 6, 2017.
10.35	Share Purchase Agreement, dated November 3, 2017, by and between Future FinTech Group Inc. and Zeyao Xue. Incorporated by reference to Exhibit 7 to the Amendment No. 1 to Schedule 14A Proxy Statement filed on November 6, 2017.
10.36	License Agreement of Sales Agent and Platform of IB-LIVE, dated September 20, 2017, among GlobalKey Supply Chain Ltd., Xi’an Hedetang Nutritious Food Research Co. Ltd., and Shaanxi Entai Bio-Technology Co. Ltd. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on September 21, 2017.
10.37	Shareholder Investment Agreement, dated September 6, 2017, by and between Hedetang Foods (China) Co., Ltd. and Shaanxi Yinlian Huijin Investment Management Co., Ltd. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on September 7, 2017.
16.1	Letter from Wei, Wei & Co, dated September 23, 2016. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on September 23, 2016.
16.2	Letter from Armanino LLP, dated April 13, 2016. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on April 15, 2016.
21.1	Description of Subsidiaries of the Registrant*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer of Registrant.†
32.2	Section 1350 Certification of Principal Financial Officer of Registrant. †
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

† Furnished herewith

(c)           Other Financial Statement Schedules - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Future FinTech Group Inc.

April 16, 2018	By:	/s/ Yongke Xue
Yongke Xue
Chief Executive Officer and Chairman of the Board Directors
(principal executive officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yongke Xue and Hanjun Zheng, and each of them, their attorneys-in-fact and agents, each with the power of substitution, for them in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature

Name and Title	Date

/s/ Yongke Xue
Yongke Xue	April 16, 2018
Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

/s/ Hanjun Zheng
Hanjun Zheng	April 16, 2018
Interim Chief Financial Officer
(principal financial officer and accounting officer)

/s/ Hongke Xue
Hongke Xue, Director	April 16, 2018

/s/ Guolin Wang
Guolin Wang, Director	April 16, 2018

/s/ Johnson Lau
Johnson Lau, Director	April 16, 2018

/s/ Fuyou Li
Fuyou Li, Director	April 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Future FinTech Group Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Future FinTech Group Inc. and subsidiaries (“the company”). as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WANG CERTIFIED PUBLIC ACCOUNTANT, P.C.

We have served as the Company's auditor since 2016.

Flushing, New York

March 31, 2018

FUTURE FINTECH GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

CURRENT ASSETS
Cash and cash equivalents	$4,586,757	$1,143,585
Accounts receivable, net of allowance of $3,081,437 and $4,843,809 as of December 31, 2017 and 2016, respectively	17,156,130	7,325,773
Other receivables	36,709,486	28,417,194
Inventories	2,097,307	3,041,300
Deferred tax assets	-	3,566,442
Advances to suppliers and other current assets	1,437,657	58,132,189
TOTAL CURRENT ASSETS	61,987,337	101,626,483

PROPERTY, PLANT AND EQUIPMENT, NET	28,065,460	81,523,569
LAND USE RIGHT, NET	33,118,454	31,854,360
LONG TERM ASSETS	-	2,789,390
DEPOSITS	67,509,002	43,867,228
TOTAL ASSETS	$190,680,253	$261,661,030

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$11,277,706	$16,569,988
Accrued expenses	99,910,577	27,449,664
Income tax payable	-	3,590,084
Advances from customers	655,938	696
Short-term bank loans	6,121,637	29,364,279
TOTAL CURRENT LIABILITIES	117,965,858	76,974,711

NON-CURRENT LIABILITIES
Long-term debt	22,252,150
Obligations under capital leases	17,512,402	14,494,003
TOTAL NON-CURRENT LIABILITIES	39,764,552	14,494,003
TOTAL LIABILITIES	157,730,410	91,468,714

EQUITY

Future FinTech Group Inc. Stockholders’ equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Common stock, $0.001 par value; 8,333,333 shares authorized; 5,370,245 and 4,061,090 shares issued and outstanding as of December 31, 2017 and 2016, respectively	5,173	4,061
Additional paid-in capital	109,090,782	105,366,887
Retained earnings	(2,346,689)	100,237,011
Accumulated other comprehensive income (loss)	(94,142,481)	(70,579,747
Total Future FinTech Group Inc. stockholders’ equity	12,606,785	135,028,212
Non-controlling interests	20,343,058	35,164,104
TOTAL EQUITY	32,949,843	170,192,316
TOTAL LIABILITIES AND EQUITY	$190,680,253	$261,661,030

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2017	2016
Revenue	$10,463,135	$34,407,422
Cost of goods sold	8,728,754	25,233,950
Gross profit	1,734,381	9,173,472

Operating Expenses
General and administrative expenses	10,416,244	5,010,222
Selling expenses	719,452	1,932,148
Impairment loss	89,685,890	-
Total operating expenses	100,821,586	6,942,370

Income (loss) from operations	(99,087,205)	2,231,102

Other income (expenses)
Investment income		13,475
Interest income	1,880	158,730
Subsidy income	554,553	16,738
Interest expenses	(3,076,051)	(1,659,300)
Other income (expenses)	(428,611)	207,386
Total other expenses	(2,948,229)	(1,262,971)

Income(loss) from Continuing Operations before Income Tax	(102,035,434)	968,131
Income tax provision	266,120	1,601,967
Loss from Continuing Operations before Minority Interest	(102,301,554)	(633,836)

Less: Net loss attributable to non-controlling interests	(14,380,800)	(126,448)

Loss from Continuing Operations	(87,920,754)	(507,388)

Discontinued Operations (Note 16)
Loss from discontinued operations	(14,662,946)	(4,785,187
NET LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	$(102,583,700)	$(5,292,575)

Other comprehensive loss
Foreign currency translation adjustment	$(13,181,405)	$(4,599,934)
Comprehensive loss	(130,145,905)	(10,018,957)
Comprehensive expense attributable to non-controlling interests	9,633,680	(19,674,513)
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	$(120,512,225)	$(29,693,470)
Loss per share:
Basic loss per share from continued operations	$(18.09)	$ (0.19)
Basic loss per share from discontinued operations	(3.02)	(1.22)
Basic loss per share from net income	(21.11)	(1.41)
Diluted loss per share:
Diluted loss per share from continued operations	(15.72)	(0.19)
Diluted loss per share from discontinued operations	(2.62)	(1.22)
Diluted loss per share from net income	(18.34)	(1.41)

Weighted average number of shares outstanding
Basic	4,859,954	3,933,999
Diluted	5,591,977	3,933,999

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock Shares*	Common Stock	Additional Paid in Capital	Retained Earnings	Other Comprehensive Income	Non-Controlling Interest	Total

Balance at December 31, 2015	27,161,499	27,161	59,189,860	105,782,482	13,069,031	4,895,622	$182,964,156
Share split during 2016	(23,766,312)	(23,766)					(23,766)
Common Stocks issued during 2016	665,950	666					666
Net income (loss)	—	—	—	(5,545,471)	—	(126,448)	(5,671,91)
Foreign currency translation adjustment	—	—	46,177,027	—	$(83,648,778)	$30,394,930	$(7,076,821)
Balance at December 31, 2016	4,061,137	4,061	105,366,887	100,237,011	(70,579,747)	35,164,104	170,192,316
Common Stocks issued during 2017	1,112,097	1,112
Net income	—	—	—	(102,583,700)	—	(14,380,800)	(116,964,500)
Foreign currency translation adjustment	—	—	3,723,895		$(23,562,734)	$(440,246)	$(20,279,085)
Balance at December 31, 2017	5,173,234	5,173	109,090,782	(2,346,689	(94,142,481)	20,343,058	32,949,843

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal year
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(102,583,700)	$(5,419,023)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	674,277	5,426,089
Deferred income tax assets	3,566,442	(1,240,248)
Bad debt provision	5,583,194	3,070,944
Inventory markdown	1,868,900	-
Impairment loss	89,685,890	3,203,523
Changes in operating assets and liabilities
Accounts receivable	9,830,357	35,449,683
Other receivable	8,292,292	(29,268,821)
Advances to suppliers and other current assets	(56,622,590)	(56,580,699)
Inventories	(943,933)	190,337
Accounts payable	(5,220,700)	8,114,987
Accrued expenses	72,460,913	2,038,938
Income tax payable	(3,590,084)	937,915
Advances from customers	655,242	(358,999)
Net cash provided by operating activities	23,656,500	(34,435,374)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	-	(8,730,051)

Purchase of intangible assets	-	(9,329,762)
Prepayment for other assets	-	(2,977,045)
Net cash used in investing activities	-	(21,036,858)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock	3,337,340	17,355,246
Reverse split of common stock	-	(40,884,860)
Decrease (Increased) in restricted cash	-	2,994,460

Proceeds from related party loan	-	(8,269,592)

Repayment of short-term bank loans	(23,242,642)	(2,078,155)
Proceeds (repayments) long term debt	-	(1,202,289)
Payment for capital lease	-	7,982,400)
Net cash provided by (used in) financing activities	(19,905,302)	(24,102,790)

Effect of change in exchange rate	(308,025)	30,711,693

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,443,173	(48,863,329)
Cash and cash equivalents, beginning of year	1,143,585	50,006,914
Cash and cash equivalents, end of year	$4,586,757	$1,143,585

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$796,178	$833,690
Cash paid for income taxes	$266,120	$2,707,227

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$-	$60,838,131
Equipment acquired by capital lease	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2017 AND 2016

1. CORPORATE INFORMATION

Future FinTech Group Inc. (“Future FinTech” or the “Company”), formerly known as SkyPeople Fruit Juice, Inc (’SkyPeople”), Entech Environmental Technologies, Inc. (“Entech”) and Cyber Public Relations, Inc. (“Cyber Public Relations”), was initially incorporated on June 29, 1998 under the laws of the State of Florida.

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

During fiscal year 2015, the Company’s subsidiary Yingkou had no production activities due to a market demand decline for concentrated apple juice, and Yingkou also had no production in year 2016 and 2017 since it had difficulty in remaining competitive in apple juice market. The Company decided to recognize an impairment loss of $2.38 million with respect to the concentrated fruit juice production equipment in Yingkou, which has not operated in the past two years. In fiscal year 2017, the Company’s recorded an impairment loss of $2.1 million with respect to the concentrated fruit juice production equipment in Yingkou.

The Company’s Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses in the three fiscal years ended December 31, 2016 and the cash flows were minimal during the same three fiscal years. Thus, in December 2016, we established a restructuring plan to close Huludao Wonder Operation. In fiscal year 2017 and 2016, the Company’s recorded an impairment loss of $11.33 million and $2.4 million, respectively with respect to the concentrated fruit juice production equipment in Huludao Wonder.  The Company plan to sale the assets of Huludao Wonder to a third party in the near future.

In 2017, we recorded an impairment loss of $89.69 million regarding Company’s fixed assets and construction in progress. Among this amount, $30.26 million was related with Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”). On April 19, 2013, we established Guo Wei Mei to engage in the business of producing kiwi fruit juice, kiwi puree, cider beverages, and related products. The total estimated investment was RMB 294 million. As of the date of this report, the Company has finished the building of an R&D center and an office building with a total investment of RMB 76.2 million (approximately $11.24 million), the Company has also purchased a fruit juice production line of RMB 129 million (approximately $19.02 million). As the Chinese government recently tightened environmental regulations, the Company is in the process of adapting to the new standards and the project has been delayed and the construction was stopped since early 2017. Since the Company’s current cash cannot support the future input of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $30.26 million with respect to construction in progress and fixed assets of this project.

An impairment loss of $25.06 million recorded in 2017 was related with our Suizhong project in Liaoning Province, which was to establish a fruit and vegetable industry chain and further processing demonstration zone in Suizhong County, Liaoning Province (the “Suizhong Project”). We started the Suizhong project in August 2013. The Company has made partial payment to acquire land use rights from the local government, purchase equipment and build facilities. As of date of this report, the Company has finished construction of an office building, dormitory, refrigeration storage facility and warehouse. However, due to heavy competition in the concentrated apple juice business in China, our Huludao Wonder and Yingkou facilities in Liaoning have had no production in the past two years, and the construction work on Suizhong project is also currently suspended. Since the Company’s current cash cannot support the future input of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $25.06 million with respect to construction in progress and fixed assets of this project.

An impairment loss of $23.04 million recorded in 2017 was related with our Yidu project. On November 23, 2015, the Company started the construction of the Yidu project, which was to establish the distribution center and the deep processing zone on the project land of approximately 280 mu. As the Chinese government recently tightened environment regulations, the Company is in the process of adapting the new standards and the project has been delayed. Since the Company’s current cash cannot support the future input of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $16.80 million with respect to construction in progress and fixed assets of this project, and an impairment cost of $6.24 million with respect to the orange plantation.

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

	Year Ended December 31,
	2017	2016
NUMERATOR FOR BASIC AND DILUTED EPS
Income (loss)from continuing operations (numerator for Diluted EPS)	$(87,920,754)	$(760,284)
Loss from discontinued operations (numerator for Diluted EPS)	(14,662,946)	(4,785,187)
	(102,583,700)
Net income (loss) (numerator for Diluted EPS)	$(14,662,946)	$(5,545,471)
Net income (loss)allocated to Common Stock holders	$(14,662,946)	$(5,545,471)

Loss per share:
Basic loss per share from continued operations	(18.09)	(0.19)
Basic loss per share from discontinued operations	(3.02)	(1.22)
Basic loss per share from net income	(21.11)	(1.41)
Diluted loss per share:
Diluted loss per share from continued operations
Diluted loss per share from discontinued operations	(15.72)	(0.19)
Diluted loss per share from net income	(2.62)	(1.22)
Loss per share:	(18.34)	(1.41)

Weighted average Common Stock outstanding	4,859,954
DENOMINATOR FOR BASIC AND DILUTIVED EPS	5,591,977	3,933,999

*.

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

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers. Bad debt expense was $424,672and $4,843,809 during the years ended December 31, 2017 and 2016, respectively. Our credit term for distributors with good credit history is from 30 days to 120 days. As of December 31, 2017 and 2016 accounts receivables of $2,130,746.95 and $2,130,746.95 have been outstanding for over 120 days, the increase is due to the growth of sales in concentrated apply juice which had longer credit period to distributors.

Inventories

Inventories consist of raw materials, packaging materials (which include ingredients and supplies) and finished goods (which include finished juice in the bottling and canning operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off. Although we believe that the assumptions we use in estimate inventory write downs are reasonable, future changes in these assumptions could provide a significantly different result. The Company recorded inventory markdown allowance of $ 1,800,508 and $0 the year ended December 31, 2017 and 2016, respectively.

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $338,261 and $1,180,328 for 2017 and 2016, respectively, are reported in the Consolidated Statements of Income and Comprehensive Income as a component of selling expenses. The decrease in shipping and handling costs in fiscal year 2017 was mainly due to a decrease in sales quantity of our products.

Government Subsidies

A government subsidy is recognized only when the Company complies with any conditions attached to the grant and there is reasonable assurance that the grant will be received.

The government subsidies recognized were $193,781 and $30,213 for the years ended December 31, 2017 and 2016, respectively, and are included in other income of the consolidated statements of comprehensive income.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred and are included in selling expenses. The Company incurred $0 and $50,230 in advertising and promotional costs for the years ended December 31, 2017 and 2016, respectively.

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

Other comprehensive loss for the year ended December 31, 2017 and 2016 represented foreign currency translation adjustments loss of $13.18 million and $4.60 million, respectively, and were included in the consolidated statements of comprehensive income.

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

There were no other recent accounting pronouncements or changes in accounting pronouncements during the fiscal year ended December 31, 2017, that are of significance or potential significance to us.

3. INVENTORIES

Inventories by major categories are summarized as follows:

	December 31,
	2017	2016
Raw materials and packaging	$837,613	$1,107,857
Finished goods	1,259,694	1,933,443
Inventories	$2,097,307	$3,041,300

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2017	2016
Machinery and equipment	$49,217,042	$28,125,109
Furniture and office equipment	566,579	566,348
Motor vehicles	498,033	497,024
Buildings	76,770,087	50,758,428
Construction in progress	30,819,849	35,979,862
Subtotal	157,971,590	115,920,500
Less: accumulated depreciation	(40,220,240)	(34,403,200)
Less: Impairment loss	(89,685,890)
Net property and equipment	$28,065,460	$81,523,569

In 2017, the Company recognized impairment loss of 89.69 million, mainly related to the fixed assets and construction in progress in Huludao factory and Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd. Huludao Wonder factory has not operated in the past two years due to unfavorable market conditions, which has not operated in the past two years due to unfavorable market conditions. As the Chinese government recently tightened environmental regulations, the Company is in the process of adapting to the new standards and the project of Guoweimei has been delayed and the construction of was stopped since early 2017.

The Company recorded an impairment loss of $30.62 million related to the construction in progress in Agricultural Plantations Yidu, Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd. and the Suizhong project.

In 2017, the Company recognized impairment loss of $59.06 million, mainly related to the concentrated fruit juice production equipment in Huludao Wonder factory, Yingkou and Huludao, which has not operated in the past two years due to unfavorable market conditions.

Depreciation expense included in general and administration expenses for the year ended December 31, 2017 and 2016 was $1,987,920 and $3,599,276, respectively. Depreciation expense included in cost of sales for the year ended December 31, 2017 and 2016 was $851,966 and $604,734 and respectively.

5. Other Receivables

As of December, 2017, the balance of other receivables was $36.79 million, which mainly consisted of a deposit of approximately $30.61 million for the purchase of a kiwi orchard in Mei County.

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

6. DEPOSITS

As of December 31, 2017, the balance of deposits was $46.29 million, which mainly consisted of a balance of approximately $27.27 million for the leasing fee for the kiwifruits orchard in Mei County and a balance of approximately $17.45 million for the leasing fee for the orange orchard in Yidu city.

On August 3, 2016, Shaanxi Guoweimei Kiwi Deep Processing Company, an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 20,000 mu (approximately 3,292 acres) of a kiwifruits orchard located in Mei County, Shaanxi Province, with the Di’ErPo Committee of Jinqu Village, Mei County, Shaanxi for a term of 30 years, from August 5, 2016 to August 4, 2046. The annual leasing fee is RMB 1,250 (approximately $189) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016, 2026 and 2036. The Company made a payment of RMB 250 million (approximately $36.2 million) for the first 10 years’ leasing fees on August 15, 2016, which is recorded as deposit in the Company’s balance sheet. The Company has amortized $3.69 million as expenses during fiscal year 2017.

On August 15, 2016, Hedetang Agricultural Plantations (Yidu) Co., Ltd., an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 8,000 mu (approximately 1,317 acres) of an orange orchard located in the city of Yidu, Hubei Province, with the Yidu Sichang Farmers Association, Hubei Province, for a term of 20 years, from September 22, 2016 to September 21, 2036. The annual leasing fee is RMB 2,000 (approximately $306) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016 and 2026. The Company made a payment of RMB 160 million (approximately $23.2 million) for the first 10 years’ of leasing fees on September 20, 2016, which is recorded as deposits in the Company’s balance sheet. The Company has amortized $2.36 million as expenses during fiscal year 2017.

7. LONG TERM ASSETS

Long term assets were $0 and $2,979,857 for the years ended December 31, 2017 and 2016, respectively. It represents the capital lease risk deposits made by the Company’s fully owned subsidiary, Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”) to Cinda Financial Leasing Co., LTD in terms of capital lease agreement.

As the Chinese government recently tightened environmental regulations, the Company is in the process of adapting to the new standards and the project has been delayed and the construction of Guoweimei was stopped since early 2017. Since the Company’s current cash cannot support the future input of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $2.85 million related with the assets under the capital lease agreement.

8. LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. The government of the PRC, its agencies and collectives hold all land ownership.  Companies or individuals are authorized to use the land only through land usage rights granted by the PRC government. Land usage rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Accordingly, the Company paid in advance for land usage rights. Prepaid land usage rights are being amortized and recorded as lease expenses using the straight-line method over the terms of the leases, which range from 40 to 50 years. The amortization expense was $353,050 and 1,222,079 and for fiscal years 2017 and 2016, respectively. The following table sets forth land usage rights of the Company as of December 31, 2017 and 2016, respectively.

	December 31,
	2017	2016
Cost	$36,103,714	$34,321,098
Less: Accumulated amortization	(2,985,360)	(2,466,738)
	$33,118,454	$31,854,360

9. SHORT-TERM BANK LOANS

Short-term bank loans consist of the following loans collateralized by assets of the Company:

	December 31,
	2017	2016

Loan payable to Huludao Bank, Suizhong branch due on December 9, 2016, bearing interest at 9.6% per annum, collateralized by the buildings, machinery and land use rights of Huludao Wonder	6,121,637	5,766,181

Loan payable to China Construction Bank due on January 10, 2018, bearing interest at 5.84% per annum, collateralized by the buildings and land use rights of Yingkou.*	-	2,003,748

Loan payable to Bank of Xi’an due on November 15, 2017, bearing interest at 4.71% per annum, guaranteed by a third party Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd*	-	2,162,318

Loan payable to Shanghai Pudong Development Bank due on May 3, 2018, bearing interest at 6.16% per annum, collateralized by the buildings of SkyPeople (China)*	-	3,877,757

Loan payable to Bank of Beijing due on June 30, 2018, bearing interest at 7.28% per annum, collateralized by the buildings of a third party, Shaanxi Jiu Chang Medical Science & Technology Development Co., Ltd.*	-	4,324,636

Loan payable to China Construction Bank due on May 3, 2018 bearing interest at 4.99% per annum, guaranteed by a third party guarantee company.*	-	3,301,139

Loan payable to China Construction Bank due on May 13, 2018, bearing interest at 5.6% per annum, collateralized by the buildings and land use rights of Yingkou.*	-	4,324,636

Loan payable to The Bank of Ningxia Xi’an branch due on March 14, 2017, bearing interest at 0.47% per annum, collateralized by the fixed assets and brand name of SkyPeople (China).*	-	3,603,863
Total	$6,121,637	29,364,279

●	The Company did not pay back the premium or the interest on these short term loans when they were due in 2017. Those banks filed lawsuits against the company in 2017, the Company is in the process of legal proceedings with the related banks for loan default, and those short term loans which the amount is 22,252,150 USD were recorded as long –term debt in the Company’s balance sheet as of December 31, 2017.

10. LEASE OBLIGATION PAYABLE

As of December 31, 2017, the Company recorded lease obligation payable of $17.51 million for the Company’s capital equipment under the lease contracts with Cinda Financial Leasing Co., Ltd, entered into in January of 2014 and December of 2016. The Company’s obligations under the finance lease are secured by the lessees’ title to the leased assets, land use rights and equity interest of our subsidiaries. The leases have interest rates as 7.36% and 5.0025% for the 2014 and 2016 agreements, respectively.

In August, 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed a lawsuit at Beijing 2nd Intermediate People’s Court (the “Beijing Intermediate Court”) against the Company’s indirectly wholly-owned subsidiaries Guoweimei and SkyPeople China for repayment of leasing fee of RMB 84,970,959 (approximately $13 million) plus interest. In January 2014, Guoweimei and SkyPeople China (the “Equipment Leasees”) signed an Equipment Financial Lease Purchase Agreement with Cinda and an equipment supplier pursuant to which Cinda would provide funds to purchase equipment and the Equipment Leasees would lease the equipment from Cinda. Guoweimei pledged certain land use rights in Mei County to Cinda and Xi’an Hedetang and Hedetang Holding pledged their equities in Guoweimei to Cinda to secure the repayment. Beijing Intermediate Court had two hearings of the case and has not yet ruled on it.

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed another lawsuit with Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Shaanxi Guoweimei Kiwi Deep Processing Company, Ltd. (“Guoweimei”) and Hedetang Farm Products Trading Market (Mei County) Co., Ltd. (“Trading Market Mei County Co”, and together with Guoweimei, “Leasees”) requested that Leasees repay RMB 50 million (approximately $7.65 million) in capital lease fees, plus interest. Cinda has purchased or paid for refrigerant warehouse and trading hall to the suppliers and vendors and agreed to lease them to the Leasees for a leasing fee of RMB 50 million in December, 2016. The capital leasing fee became due on its maturity date of June 2017, with certain land use rights of Leasees in Mei County and equity of Guoweimei as a pledge. The Company has disputed that the land use rights for the refrigerant warehouse and trading hall were never sold to or transferred to Cinda, therefore it is loan agreement and not capital lease agreement among the parties. Leasees have taken the position that Cinda is not a bank and does not have government permits required to make loans in China, and the agreements including pledge agreement were invalid, void and without legal effect from the beginning. Therefore, the Company only has the obligations to repay principal but not the interest. In November 2017, Beijing Intermediate Court ruled in favor of Cinda and the Leasees have appealed the case to Beijing Supreme Court. Beijing Supreme Court has not scheduled hearings yet. As the Company may still be liable for this loan, the Company recorded expenses and liability of $7.66 million as the result of the enforcement proceeding in the third quarter of 2017.

From time to time we may be a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

11. RELATED PARTY TRANSACTION

Sales

The company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. (“Fullmart”) for approximately $62,000 and $360,184 for the year ended December 31, 2017 and 2016, respectively. The sales to this related party were consistent with pricing and terms offered to third parties. The remained accounts receivable balances were $0 and $308,304 as of December 31, 2017 and 2016, respectively. Fullmart is a company indirectly owned by our Chairman and CEO, Mr. Yongke Xue.

Long-term loan – related party

There were no short-term loans to a related party as of December 31, 2017.

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

12. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the year ended December 31, 2017 and 2016. The effective income tax rate for the Company for both of the years ended December 31, 2017 and 2016 were negative 0.3% and 44%, respectively. Some of our subsidiaries generated income and we accrued income tax according to the Chinese corporate income tax rate, but some had a loss and no tax provision was made.

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

The reconciliation of income tax expense at the U.S. statutory rate of 35% in 2017 and 2016, to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2017	2016

Expected income tax expenses at U.S. statutory rate	$--	$--
Tax rate difference between China and U.S.	(77,126,982)	(325,658)
Change in Valuation Allowance	29,072,310	195,934
Permanent difference	(47,788,552)	1,731,691
Income tax expense at effective tax rate	$266,120	$1,601,967

The provisions for income taxes are summarized as follows:

	Year ended December 31,
	2017	2016
Current	$266,120	$2,442,904
Deferred	-	(840,937)
Total	$266,120	$1,601,967

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management believes that the deferred tax assets amounting to $ 29,976,186 as of December 31, 2017, respectively, are not more likely than not to be realized. Accordingly the Company provided a valuation allowance amounting to $29,976,186 against the deferred tax assets as of December 31, 2017. The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2017 and 2016 are as follows:

	Year ended December 31,
	2017	2016
Net operating loss carry forward	$29,508,961	$3,973,803
Inventory markdown	467,225	-
Bad debt provision	-	-
Accrued expenses	-	496,515
Startup costs	-	-
Others	-	-
	29,976,186	4,470,318
Less: valuation allowance	(29,976,186)	(903,876)
Deferred tax assets	$-	$3,566,442

13. CONCENTRATIONS

There was no customer who accounted for 10% of the Company’s sales for the year ended December 31, 2017 and the year ended December 31, 2016.

Sales to our five largest customers accounted for approximately 12% and 18% of our net sales during the years ended December 31, 2017 and 2016, respectively.

Two suppliers accounted for 26% and 19% of our purchases for the year ended December 31, 2017, respectively, and one supplier accounted for 62% of our purchases for the year ended December 31, 2016,

14. Issuance of Common Stock and Warrants

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

On March 29, 2017, the Company issued 250,000 shares of the Company’s unrestricted common stock to six of the Company’s employees pursuant to our 2015 Omnibus Equity Plan, which was approved by the Company’s shareholders at the annual stockholders meeting on November 19, 2015. The Company recorded an expense of $250 in the first quarter of fiscal year 2017 under the 2015 Omnibus Equity Plan, reflecting a par value of $0.001 per share of the Company’s common stock.

The Company’s 2015 Omnibus Equity Plan permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 250,000 shares of Common Stock.

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

On April 18, 2017, our investor exercised warrants according to the Securities Purchase Agreement that the Company entered with certain purchasers on April 12, 2017, and received an amount of $1,024,701 for 197,058 shares of the Company’s common stock issued

15. Share Split

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

16. Transfer of Shares

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

17. DISCONTINUED OPERATIONS

The Company’s Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses in the three fiscal years prior to 2016 and its cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operating results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Huludao in December 2016, and ceased the depreciation of the property in accordance with SFAS No. 144. In fiscal year 2017 and 2016, the Company recorded an impairment loss of $11.3 million and $2.4 million, respectively with respect to the concentrated fruit juice production equipment in Huludao Wonder. In accordance with the restructuring plan, the Company intends to transfer the concentrated fruit juice production equipment in Huludao Wonder to another subsidiary and to sell the land and facilities upon favorable circumstances. As the Company does not expect to sell the assets of Huludao Wonder in the near future, the assets were not recorded as assets held for sale as of December 31, 2017. The book value of the land usage right was $4,463,889 and the book value of the building was $851,666 as of December 31, 2017. The Company believes that the assets’ book value was lower than its fair value at such time, less the anticipated cost to sell such assets.

As of December 31, 2017, there was an outstanding bank loan of $6.12 million owed by Huludao Wonder to a lending bank. Huludao Wonder has disputed the interest rate on this loan with the bank, and stopped payment of interest on this loan during 2016. The bank sued Huludao Wonder and asked Huludao Wonder to pay back the loan principal and the outstanding interest. As of the date of this report, the Company has not yet reached an agreement with the bank. The Company expects to pay back the outstanding principal and interest of this loan after the Huludao Wonder assets are sold.

During the process of winding down the Company’s Huludao Wonder operation, the Company incurred general and administrative expenses of approximately $2.46 million, and $2.73 million during 2017 and 2016, respectively.

Loss from discontinued operations for fiscal 2017 and 2016 was as follows:

	December 31,	December 31,
	2017	2016

REVENUES	$7,372	$14,972
COST OF SALES	-	1,613,661
GROSS PROFIT (LOSS)	7,372	(1,598,688)

OPERATING EXPENSES:
General and administrative	(2,459,220)	(2,727,359)
Selling expenses	-	-
Impairment loss	(11,335,303)
Total	(13,794,523)	(2,727,359)

OTHER INCOME (EXPENSE)
Interest expense	(875,796)	(459,753)
Interest income	-	284)
Total	-	(459,468)
(Loss) Income from discontinued operations before income tax	(14,662,946)	(459,468)
Income tax provision	-	-

LOSS FROM DISCONTINUED OPERATIONS	$(14,662,946)	$(4,785,187)

The loss from discontinued operations was $14.62 million and $4.79 million for fiscal year 2017 and 2016, respectively. The Company does not provide a separate cash flow statement for the discontinued operation. The loss from discontinued operations was deemed as cash outflow from operating activities of the discontinued operation. The impact of this discontinued operation was immaterial, because the total revenues for fiscal years 2017 and 2016 were approximately $10.46 million and $34.41 million, respectively. The Company believes there will not be any future significant cash flows from the discontinued operation, as the outstanding accounts receivable and accounts payable are immaterial to the Company’s financial position and liquidity.

18. SEGMENT REPORTING

The Company operates in five segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages, and others. Our concentrated apple juice and apple aroma is primarily produced by the Company’s Jingyang factory and concentrated pear juice is primarily produced by the Company’s Jingyang factory. However, the Company uses the same production line to manufacture concentrated apple juice and concentrated pear juice. In addition, both Shaanxi Province, where the factory of Jingyang factory is located, and Liaoning Province, where the factory of Huludao Wonder is located, are rich in fresh apple and pear supplies. Jingyang factory also produces concentrated apple juice. Concentrated kiwifruit juice and kiwifruit puree is primarily produced by the Company’s Qiyiwangguo factory, and fruit juice beverages are primarily produced by the Company’s Qiyiwangguo factory. The Company’s other products include fructose, concentrated turnjujube juice, and other by products, such as kiwifruit seeds.

Concentrated fruit juice is used as a basic ingredient for manufacturing juice drinks and as an additive to fruit wine and fruit jam, cosmetics and medicines. The Company sells its concentrated fruit juice to domestic customers and exported directly or via distributors. The Company believes that its main export markets are the North America, Europe, Russia, South Korea and the Middle East.  The Company sells its Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. The Company sells its fresh fruit and vegetables to supermarkets and whole sellers in the PRC.

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

(In Thousand) For the Year Ended December 31, 2017	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Others	Total
Reportable segment Revenue	$4,928	$641	$2,110	$9,621	$116	$17,418
Inter-segment revenue	(3,083)	(106)	(983)	(2,753)	(30)	(6,955)
Revenue from external Customers	1,845	536	1,127	6,868	87	10,463
Segment gross profit	$87	$140	$143	$1,341	$22	$1,734

(In Thousand) For the Year Ended December 31, 2016	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Others	Total
Reportable segment Revenue	$8,855	$790	$11,503	$21,767	$2,000	$44,915
Inter-segment revenue	(1,147)	(65)	(2,241)	(6,999)	(56)	(10,508)
Revenue from external Customers	7,708	725	9,262	14,768	1,944	34,407
Segment gross profit	$1,985	$62	$2,101	$4,692	$333	$9,173

The following table reconciles reportable segment profit to the Company’s consolidated income before income tax provision for the years ended December 31, 2017 and 2016:

	2017	2016
Segment profit	$1,734,381	$9,173,472
Unallocated amounts:
Operating expenses	(100,821,586)	(6,942,370)
Other expenses	(2,948,229)	(1,262,972)
(Loss) Income before tax provision	$(102,035,434)	$968,131

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

19. COMMITMENTS AND CONTINGENCIES

Litigation

In April 2015, China Cinda Asset Management Co., Ltd. Shaanxi Branch (“Cinda Shaanxi Branch”) filed two enforcement proceedings with Xi’an Intermediate People’s Court (the “Court”) against the Company for alleged defaults pursuant to guarantees by the Company to its suppliers for a total amount of RMB 39,596,250 or approximately $6.0 million.

In September 2014, two long term suppliers of pear, mulberry, and kiwi fruits to the Company requested that the Company provide guarantees for their loans with Cinda Shaanxi Branch. Considering the long term business relationship and to ensure the timely supply of raw materials, the Company agreed to provide guarantees upon the value of the raw materials supplied to the Company. Because Cinda Shaanxi Branch is not a bank authorized to provide loans, it eventually provided financing to the two suppliers through the purchase of accounts receivables of the two suppliers with the Company. In July, 2014, the parties entered into two agreements – an Accounts Receivables Purchase and Debt Restructure Agreement, and Guarantee Agreements for Accounts Receivables Purchase and Debt Restructure. Pursuant to the agreements, Cinda Shaanxi Branch agreed to provide a RMB 100 million credit line on a rolling basis to the two suppliers and the Company agreed to pay its accounts payables to the two suppliers directly to Cinda Shaanxi Branch and provided guarantees for the two suppliers. In April 2015, Cinda Shaanxi Branch stopped providing financing to the two suppliers and the two suppliers were unable to continue the supply of raw materials to the Company. Consequently, the Company stopped making any payment to Cinda Shaanxi Branch.

The Company has responded to the Court and taken the position that the financings under the agreements are essentially the loans from Cinda Shaanxi Branch to the two suppliers, and because Cinda Shaanxi Branch does not have permits to make loans in China, the agreements are invalid, void and had no legal effect from the beginning. Therefore, the Company has no obligation to repay the debts owed by the two suppliers to Cinda Shaanxi Branch.

Upon the Court’s suggestion, parties agreed to a settlement discussion in April 2017. As a part of the settlement discussion, on April 18, 2017, the Company withdrew its non-enforcement request with the Court without prejudice. Both parties are still in the process of settlement negotiations. If the parties cannot reach a settlement agreement, the Company has the right to refile the non-enforcement request with the Court. As the Company may still be liable for this loan, the Company recorded expenses and liability of $6.0 million as the result of these two enforcement proceedings in the third quarter of 2017.

F-24

Between October, 2013 and January, 2014, Xuzhou Jinkaifeng Glass Co. Ltd. (“JKF”) supplied glass bottles to SkyPeople China. SkyPeople China believed that the glass bottles supplied by JKF had quality issues and did not pay for the bottles delivered. In November, 2016, JKF filed a lawsuit against SkyPeople China with Xuzhou Tongshan District People’s Court. On July 27, 2017, SkyPeople China received judgment from Xuzhou Tongshan District People’s Court that SkyPeople China must pay JKF RMB 365,292 (approximately $55,040) for the glass bottles. SkyPeople China currently is in discussions with JKF on the payment terms and final amount in connection with the enforcement of the judgment.

In April 2015, SkyPeople China entered into a loan agreement with Shaanxi Fangtian Decoration Co. Ltd. (“Fangtian”). Pursuant to the loan agreement, SkyPeople China borrowed RMB 3.5 million (approximately $527,355) from Fangtian. SkyPeople China has not repaid the loan and Fangtian filed a lawsuit with Xi’an Yanta District People’s Court (“Yanta District Court”). On August 10, 2017, Yanta District Court ruled against SkyPeople China and determined that SkyPeople China must repay the loan of RMB 3.5 million plus interest RMB of 402,500 (approximately $588,000). SkyPeople China currently is in discussions with Fangtian on the payment terms and the final amount.

Shaanxi Hengtong Development Co. Ltd. (“Hengtong”) is a coal supplier to SkyPeople China’s Jingyang Branch (“SkyPeople Jingyang”). In November, 2016, Hengtong filed a lawsuit against SkyPeople Jingyang for unpaid coal deliveries and interest for a total amount of RMB 3,133,916 (approximately $482,141). On March 13, 2017, SkyPeople Jingyang received judgment from Jingyang County People’s Court ordering SkyPeople Jingyang to repay RMB 1.78 million (approximately $268,788) to Hengtong. SkyPeople Jingyang appealed the judgement to Xianyang Intermediate People’s Court, and on August 29, 2017, Xiangyang Intermediate Court affirmed the lower court’s decision. SkyPeople Jingyang currently is in discussions with Hengtong on payment terms and the final amount.

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Huludao Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay a RMB 40 million (approximately $6.35 million) bank loan, plus interest. The loan became due on its maturity date of December 9, 2016. On December 19, 2016, the Huludao Court accepted the case. The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date. Wonder Fruit believes that the interest charged by Suizhong Branch is 100% higher than the base rate set by People’s Bank of China and is not in consistent with the China People’s Bank’s base interest and floating rate. The Huludao Court has seized land use rights, buildings and equipment of Wonder Fruit that were pledged as guarantee for the loan and has organized two auction sales for these assets in January and February of 2018, but both auction sales have been unsuccessful in finding a buyer. Wonder Fruit is currently in discussions with the Suizhong Branch on repayment of the bank loan and a reduction of the interest due thereon.

On June 29, 2015, SkyPeople China entered into a loan agreement with Beijing Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 30 million (approximately $4.59 million) from Beijng Bank. Hongke Xue, Yongke Xue and Xiujun Wang provided guarantees for the loan and Shaanxi Boai Medical Technology Development Co., Ltd. provided certain real estate property as a pledge for the loan. SkyPeople China did not repay the loan on time and Beijing Bank filed an enforcement request with Xi’an Intermediate People's Court in June 2017. The Xi’an Intermediate People’s Court has not yet taken any action. SkyPeople China currently is in discussions with Beijing Bank on the payment terms and the final amount.

On March 8, 2016, SkyPeople China entered into a loan agreement with Ningxia Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 25 million (approximately $3.83 million) from Ningxia Bank. Hongke Xue, Yongke Xue, Lake Chen, Shaanxi Boai Medical Technology Development Co., Ltd. and Shaanxi Qiyiwangguo provided guarantees for the loan. SkyPeople China also pledged 37 equipment and its trademarks to Ningxia Bank for the loan. SkyPeople China has not repaid the loan and Ningxia Bank filed enforcement action with Xi’an Intermediate people's court in August 2017. The Court has frozen the assets of SkyPeople China that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by SkyPeople China for its business. SkyPeople China currently is in discussions with Ningxia Bank on the payment terms and the final amount.

F-25

On December 23, 2015, SkyPeople China entered into two loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 13.90 million (approximately $2.13 million), and RMB 30 million (approximately $4.59 million) from China Construction Bank, respectively. Shaanxi Boai Medical Technology Development Co., Ltd. (“Boai”), Hongke Xue, Yongke Xue, Xiujun Wang and Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) provided pledges for the loans. SkyPeople China has not repaid the loans and China Construction Bank filed an enforcement action with Xi’an Intermediate People's Court in March 2017. The Court has seized and sold by auction certain park space and land use rights pledged by Xiujun Wang and Boai for approximately RMB 25,000,000. The Court also seized certain land use rights pledged by Yingkou Trusty Fruits Co., Ltd., but the auction sale for those rights was not successful. SkyPeople China currently is in discussions with China Construction Bank on the payment terms and the final amount.

On May 9, 2016, SkyPeople China entered into loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 22.9 million (approximately $3.50 million) from China Construction Bank. Shaan xi Province Credit Reassurance Company (“Credit Reassurance Company”) provided a guarantee to China Construction Bank for the loan, Hongke Xue and Yongke Xue provided their guarantees, and SkyPeople China provided an office space that it owned to Credit Reassurance Company as a pledge. SkyPeople China has not repaid the loan and Credit Reassurance Company repaid the loan for SkyPeople China. In June 2017, Credit Reassurance filed an enforcement action request with Xi’an Intermediate People’s Court in June 2017. In December 2017, the Xi’an Intermediate People’s Court seized the office space of SkyPeople China for auction sale in February 2018 but the sale was not successful. SkyPeople China currently is in discussions with Credit Reassurance Company on the payment terms and the final amount.

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed a lawsuit with Beijing 2nd Intermediate People’s Court (the “Beijing Intermediate Court”) against the Company’s indirectly wholly-owned subsidiaries Shaanxi Guoweimei Kiwi Deep Processing Company, Ltd. (“Guoweimei”) and Hedetang Farm Products Trading Market (Mei County) Co., Ltd. (“Trading Market Mei County Co”, and together with Guoweimei, “Leasees”) requested that Leasees repay RMB 50 million (approximately $7.65 million) in capital lease fees, plus interest. Cinda has purchased or paid for refrigerant warehouse and trading hall to the suppliers and vendors and agreed to lease them to the Leasees for a leasing fee of RMB 50 million in December, 2016. The capital leasing fee became due on its maturity date of June 2017, with certain land use rights of Leasees in Mei County and equity of Guoweimei as a pledge. The Company has disputed that the land use rights for the refrigerant warehouse and trading hall were never sold to or transferred to Cinda, therefore it is loan agreement and not capital lease agreement among the parties. Leasees have taken the position that Cinda is not a bank and does not have government permits required to make loans in China, and the agreements including pledge agreement were invalid, void and without legal effect from the beginning. Therefore, the Company only has the obligations to repay principal but not the interest. In November 2017, Beijing Intermediate Court ruled in favor of Cinda and the Leasees have appealed the case to Beijing Supreme Court. Beijing Supreme Court has not scheduled hearings yet. As the Company may still be liable for this loan, the Company recorded expenses and liability of $7.66 million as the result of the enforcement proceeding in the third quarter of 2017.

In August, 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed another lawsuit at Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Guoweimei and SkyPeople China for repayment of leasing fee of RMB 84,970,959 (approximately $13 million) plus interest. In January 2014, Guoweimei and SkyPeople China (the “Equipment Leasees”) signed an Equipment Financial Lease Purchase Agreement with Cinda and an equipment supplier pursuant to which Cinda would provide funds to purchase equipment and the Equipment Leasees would lease the equipment from Cinda. Guoweimei pledged certain land use rights in Mei County to Cinda and Xi’an Hedetang and Hedetang Holding pledged their equities in Guoweimei to Cinda to secure the repayment. Beijing Intermediate Court had two hearings of the case and has not yet ruled on it.

In September, 2017, Andrew Chien, a former consultant of SkyPeople China, brought a lawsuit against the Company and Mr. Hongke Xue in the District Court of Connecticut.  The complaint was not properly served and the Company learned of the litigation in December 2017. In the complaint, Mr. Chien has made several claims, most of which attempt to hold the Company liable under novel legal theories that relate back to an alleged breach of a consulting agreement between SkyPeople China and Chien from August, 2006.  Mr. Chien claimed for approximately $257,000 damages and interest plus 2% of the Company’s then-outstanding shares. Mr. Chien has unsuccessfully attempted to sue the Company on the breach of the same consulting agreement several times in the courts of Connecticut and New York and these cases have been dismissed in the past.   The Company has filed a motion to dismiss (“MTD”) and all proceedings are stayed pending determination of the MTD.  The Company will vigorously defend this lawsuit and expects to obtain early dismissal of Mr. Chien’s claims.

In the past couple years, to expand our production and diversify our products and businesses, our subsidiaries in China borrowed loans from certain banks for our new construction projects. Because the business environment for manufacture industries and financing for non-stated owned companies in China have deteriorated, banks started to collect loans before their maturity dates for their own capital security consideration which has interrupted our business plan. In June 2017, one of the banks that we had loan with made the early payment request and applied for the enforcement action with local court which caused chain reactions for other banks that we had loan with and they all declared their loans due and applied for enforcement actions. Because the run on us by the banks at the same time, our subsidiaries can’t repay all the loans in a short period of time. Our subsidiaries have been in discussion with the banks to find solutions for the outstanding loans. The enforcement actions made by the banks are the usual practices used by the banks which don’t cause actual impact to our daily business operation. After the discussion and negotiation with the banks, we will cooperate with each party to solve the loan issues.

F-26

20. Acquisition of a Business

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

21. SUBSEQUENT EVENTS

On January 4, 2018, the Company received a written notification from the NASDAQ Stock Market Listing Qualifications Staff indicating that the Company has regained compliance with the minimum market value of publicly held shares (“MVPHS”) of $5,000,000 requirement for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(b)(1)(C) (the “MVPHS Requirement”) and that the matter is now closed.

The minimum market value of publicly held shares of the Company’s common stock has been at $5,000,000 or greater for at least 10 consecutive business days. Accordingly, the Company has regained compliance with the MVPHS Requirement.

On January 5, 2018, Hongke Xue, the Chief Executive Officer and Chairman of the Board of Directors (the “Board”) of the Company, notified the Board his resignation from his position as the Chief Executive Officer of the Company and Chairman of the Board of the Directors of the Company (the “Board”), effective on January 31, 2018. Hongke Xue will remain as a director of the Board. Hongke Xue’s decision to resign was not a result of any disagreement with the Company, the Board or its management on any matter relating to the Company’s operations, policies or practices.

On January 5, 2018, the Board appointed Yongke Xue, a current board member of the Company, to serve as the Chief Executive Officer of the Company and Chairman of the Board, effective on January 31, 2018, to fill the vacancy created by the resignation of Mr. Hongke Xue.

F-27

On January 19, 2018, the Company filed a definitive Schedule 14A (the “Proxy”) to solicit shareholders’ proxies for a special meeting of the Company’s shareholders in connection with proposals to (i) spin-off the Company’s wholly-owned subsidiaries, SkyPeople BVI and Digital Online, through a pro rata distribution of the ordinary shares of each of SkyPeople BVI and Digital Online to holders of the Company’s common stock at the close of business on January 22, 2018, the record date (the “Spin Offs”); (ii) to approve an amendment to the Company’s Second Amended and Restated Articles of Incorporation, which would increase the amount of authorized shares of common stock, par value $0.001 per share, of the Company from 8,333,333 to 60,000,000; (iii) to adopt and approve the Future FinTech Group Inc. 2017 Omnibus Equity Plan; (iv) to approve the issuance of an aggregate 7,111,599 shares of the Company’s common stock pursuant to certain Creditor’s Rights Transfer Agreements between a wholly owned subsidiary of the Company and sellers of such creditor’s rights; and (v) to approve the issuance of an aggregate 11,362,159 shares of the Company’s common stock pursuant to a Share Purchase Agreement between the Company and a certain investor. On March 13, 2018, the Company held the Special Meeting of Shareholders and the above proposals were approved by the shareholders of the Company. The Company anticipates completing the Spin Offs in the third quarter of 2018.

On January 23, 2018, DigiPay FinTech Limited (“DigiPay”), a limited liability company incorporated in British Virgin Islands and a wholly-owned subsidiary of the Company”, and Peng Youwang (“Peng”), a Chinese citizen, entered into a DCON Digital Assets Transfer Agreement (the “Agreement”).

Under the terms of the Agreement, Peng shall transfer to DigiPay a 60% ownership interest in certain digital assets of DCON, a blockchain platform for cyptocurrency conversion, payment and other services (“DCON”), including but not limited to its business plan and white papers, business models, software, codes, architectures, codes, software, applications, technologies, patents, copyrights, trade secrets, customer lists, business points, trading platforms, digital rights, authentication systems, agreements and contracts, intellectual property, token and the DCON communities established on Nova Realm City (the “Transfer Assets”) for an aggregate purchase price of $9,600,000 (the “Purchase Price”). The Company will pay the Purchase Price by issuing to Peng 1,200,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), equaling a per share sale price of $8.00 (the “Share Payment”). Half of the shares of Common Stock subject to the Share Payment shall be issued within 30 days of the date of the Agreement, and the remaining Shares Payment shares shall be issued within 90 days of the date of the Agreement. The shares of Common Stock to be issued by the Company pursuant to the Share Payment under the Agreement shall be sold and issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

The Agreement also contains customary representations and warranties regarding the Transfer Assets and the ownership thereof, and covenants regarding the parties’ cooperation. DigiPay and Peng further agreed to establish a Japanese operating company for the Transfer Assets, of which DigiPay will hold a 60% ownership interest and Peng’s designee will hold a 40% ownership interest.

On March 13, 2018, the Company held a Special Meeting of shareholders (the “Special Meeting”). A quorum was present at the Special Meeting. At the Special Meeting, the Company’s shareholders approved the following proposal (i) approved the spin-off of the Company’s wholly-owned subsidiaries, SkyPeople Foods Holdings Limited and Digital Online Marketing Limited (formerly known as FullMart Holding Limited), through a pro rata distribution of such entities’ ordinary shares to the holders of the Company’s common stock at the close of business on January 22, 2018, the record date; (ii) approved an amendment to the Second Amended and Restated Articles of Incorporation of the Company, which would increase the amount of authorized shares of common stock, par value $0.001 per share, of Future FinTech from 8,333,333 to 60,000,000; (iii) approved and adopted the Future FinTech Group Inc. 2017 Omnibus Equity Plan; (iv) approved the issuance of an aggregate 7,111,599 shares of the Company’s common stock pursuant to certain Creditor’s Rights Transfer Agreements between a wholly owned subsidiary of the Company and sellers of such creditor’s rights; (v) approved the issuance of an aggregate 11,362,159 shares of the Company’s common stock pursuant to a Share Purchase Agreement between the Company and a certain investor; and (vi) approved a proposal to grant the Company’s Chief Executive Officer discretionary authority to adjourn the Special Meeting for the purpose of soliciting additional proxies to approve proposals (i) through (v).

On March 14, 2018, the Company filed Articles of Amendment (the “Amendment”) with the Secretary of State for the State of Florida to amend its Second Amended and Restated Articles of Incorporation to increase the amount of authorized shares of its common stock, par value $0.001 per share, from 8,333,333 to 60,000,000. The Amendment was approved by the Company’s Board of Directors (the “Board”) on August 27, 2017 and by shareholders holding a majority of the Company’s issued and outstanding capital stock at a special meeting of the Company’s shareholders held on March 13, 2018. The Amendment does not affect the rights of the Company’s shareholders and was effective immediately upon filing.