Form 10-Q
period 2018-03-31
Future FinTech Group Inc.
filed 2018-05-21
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission file number: 001-34502

FUTURE FINTECH GROUP INC.
(Exact name of registrant as specified in its charter)

Florida	98-0222013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23F, China Development Bank

Tower, No. 2, Gaoxin 1st Road,

Xi’an, PRC

710075

(Address of principal executive offices including zip code)

86-29-8187-8277

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Class	Outstanding at May 16, 2018
Common Stock, $0.001 par value per share	26,071,083

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2018	2017
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,531,302	$4,586,757
Accounts receivable, net of allowance of $3,081,437 as of March 31, 2018 and December 31, 2017, respectively	17,046,630	17,156,130
Other receivables	36,749,191	36,709,486
Inventories	2,243,692	2,097,307
Advances to suppliers and other current assets	1,551,559	1,437,657
TOTAL CURRENT ASSETS	61,122,374	61,987,337

PROPERTY, PLANT AND EQUIPMENT, NET	28,274,644	28,065,460
LAND USE RIGHT, NET	34,261,477	33,118,454
LONG TERM ASSETS	-	-
DEPOSITS	68,910,509	67,509,002
TOTAL ASSETS	$192,569,004	$190,680,253

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$10,902,869	$11,277,706
Accrued expenses	99,910,576	99,910,577
Income tax payable	1,576	-
Advances from customers	864,485	655,938
Short-term bank loans	6,361,222	6,121,637
TOTAL CURRENT LIABILITIES	118,040,728	117,965,858

NON-CURRENT LIABILITIES
Long-term debt	23,123,042	22,252,150
Obligations under capital leases	18,197,792	17,512,402
TOTAL NON-CURRENT LIABILITIES	41,320,834	39,764,552
TOTAL LIABILITIES	$159,361,562	$157,730,410

EQUITY

Future FinTech Group Inc., Stockholders’ equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value; 60,000,000 shares authorized and 6,943,325 shares issued and outstanding as of March 31, 2018 and 8,333,333 shares authorized and 5,370,245 shares issued and outstanding as of December 31, 2017, respectively	5,173	5,173
Additional paid-in capital	109,090,782	109,090,782
Retained earnings	(5,138,615)	(2,346,689)
Accumulated other comprehensive loss	(91,392,282)	(94,142,481)
Total Future FinTech Group Inc. stockholders’ equity	12,565,058	12,606,785
Non-controlling interests	20,642,384	20,343,058
TOTAL EQUITY	33,207,442	32,949,843
TOTAL LIABILITIES AND EQUITY	$192,569,004	$190,680,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three month Ended March 31,
	2018	2017
Revenue	$562,146	$2,958,834
Cost of goods sold	499,560	2,424,220
Gross profit	62,586	534,614

Operating Expenses
General and administrative expenses	2,749,845	2,855,329
Selling expenses	93,483	194,879
Total operating expenses	2,843,328	3,050,208

Loss from operations	(2,780,742)	(2,515,594)

Other income (expenses)
Interest income	11	1,040
Subsidy income	-	-
Interest expenses	(445,594)	(30,796)
Consulting fee related to capital lease	(7,015)	172,147)
Total other expenses	(452,598)	142,391)

Loss from Continuing Operations before Income Tax	(3,233,340)	(2,373,203)
Income tax provision	-	61,422
Loss from Continuing Operations before Minority Interest	(3,233,340)	(2,434,625)

Less: Net loss (income) attributable to non-controlling interests	(490,985)	166,598

Loss from Continuing Operations	(2,742,355)	$(2,601,223)

Discontinued Operations (Note 11)
Loss from discontinued operations	(49,571)	(48,685)
NET LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	$(2,791,926)	$(2,649,908)

Other comprehensive income (loss)
Foreign currency translation adjustment	2,301,332	$626,056
Comprehensive loss	(981,579)	(1,857,254)
Comprehensive expense attributable to non-controlling interests	$(194,562)	$(124,897)
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	(1,176,141)	(1,982,151)
Loss per share:
Basic loss per share from continued operations	(0.41)	(0.63)
Basic loss per share from discontinued operations	(0.01)	(0.01
Basic loss per share from net income	(0.42)	(0.64)
Diluted Loss per share:
Diluted loss per share from continued operations	(0.41)	(0.62)
Diluted loss per share from discontinued operations	(0.01)	(0.01
Diluted loss per share from net income	(0.42)	(0.63)
Weighted average number of shares outstanding
Basic	6,642,598	4,147,201
Diluted	6,705,098	4,209,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,791,926)	$(2,649,908)
Adjustments to reconcile net income to net cash provided by operating activities
Minority interest	490,985	-
Depreciation and amortization	2,168,922	798,511
Deferred income tax assets	-	-
Provisions provided for bad debt expenses	-	(4,503)
Changes in operating assets and liabilities	-	-
Accounts receivable	109,500	1,509,312
Other receivable	(39,705)	(1,437,626)
Advances to suppliers and other current assets	(113,902	624,779
Inventories	(146,385	240,154
Accounts payable	(374,837	313,214
Accrued expenses	(1)	695,701
Income tax payable	1,576	(737,480)
Advances from customers	208,547	3,455
Net cash used in operating activities	(487,226)	(644,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,978)	-
Prepayment for other assets	-	-
Prepayments for deposit on equipment	-	(106,597)
Net cash used in investing activities	(1,978)	(106,597)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock	-	-
Repayment from related party loan	-	(31,565)
Proceeds (repayments) long term debt	-	2,016,329
Net cash provided by financing activities	-	1,984,764

Effect of change in exchange rate	(566,251)	82,063

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,055,455)	1,315,839
Cash and cash equivalents, beginning of period	4,586,757	1,143,585
Cash and cash equivalents, end of period	$3,531,302	$2,459,424

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$30,796
Cash paid for income taxes	$-	$61,422

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$-	$106,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the unaudited financial statements have been prepared on the same basis as the financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2018 and the results of operations and cash flows for the periods ended March 31, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2017 as included in our Annual Report on Form 10-K.

2.	Business Description and Significant Accounting Policies

The principal activities of Future FinTech Group Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) consist of production and sales of fruit juice concentrates, fruit juice beverages and other fruit-related products in the People’s Republic of China (“PRC”, or “China”), and overseas markets,; the design, development, testing, deployment and maintenance of a blockchain-based Globally Shared Shopping Mall and other related software systems ; the operation of a supply chain, logistics and trading business for fruit juice products, foods and other consumer and agricultural products; bulk agricultural products spot trading business and financial technology businesses, including software development and information services for the financial leasing and project finance industries through intelligent investment advisory and blockchain technology; related asset and equity investment management; and the development and operation of a blockchain platform for cyptocurrency conversion, payment and other services (“DCON”).

The Company’s activities are principally conducted by subsidiaries operating in the PRC.

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

(24)    Shenzhen Hedetang Industrial Co., Ltd. (Shenzhen Hedetang) was established on September 29, 2017. Its main business scope includes industrial projects (specific items to be declared separately); domestic trade; import and export businesses.

(25)    DigiPay FinTech Limited (DigiPay FinTech), formerly known as Belking Foods Holdings Group Co., Ltd., was established on May 3, 2016.

(26)    GlobalKey Holdings Limited (“GlobalKey Holdings”), formerly known as Hedejiachuan (HK) Holdings Limited, and SkyPeople Foods International Holdings (HK) Limited and later Hedetang Holdings (Asia-Pacific) Limited, was established on January 13, 2012. It was established mainly to engage in the import and export of food products.

(27)    DCON DigiPay Limited (“DCON DigiPay”) was established on February 5, 2018 in Tokyo, Japan. Its main business scope includes design, development, and marketing of computer software, asset management consulting, business consulting.

(28)    Future Digital FinTech (Xi’an) Ltd. (“FinTech (Xi’an)”) was established on February 29, 2018 in Xi’an. Its main business scope includes software development and marketing, information consulting service, financial information technology development. This company will focus its business as an accelerator for blockchain projects and plans to provide basic supports including technical support, whitepaper edit, solution design and project related to financial management for its clients; it’s business will also include the training and cultivating technicians for blockchain projects, providing consultation regarding to cryptocurrency exchanges and tokens listing matters, as well as marketing related services.

(29)    GlobalKey SharedMall Limited (“GlobalKey SharedMall”) was established on March 6, 2018 in Cayman. Its main business includes on line trading platform for fresh fruits and juice.

(30)    FTEX, Inc. (“FTEX”) was established on March 15, 2018 in the State of California. It currently does not have business operations.

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $8,614 and $131,980 for the three months ended March 31, 2018 and 2017, respectively, are reported in the Condensed Consolidated Statements of Comprehensive Income (Expense) as a component of selling expenses.

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

Recent Accounting Pronouncements

February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220), “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. ASU 2018-02 was issued to allow the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effect resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. The Tax Cuts and Jobs Act, among other things, reduced the corporate tax rate from 35% to 21%, which required the re-evaluation of any deferred tax assets or liabilities at the lowered tax rate which potentially could leave disproportionate tax effects in accumulated other comprehensive income. ASU 2018-02 allows for the election to reclassify these stranded tax effects to retained earnings. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. Adoption of ASU 2018--2 did not have any other material effect on the results of operations, financial position or cash flows of the Company.

There were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2018 compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 that are of significance or potential significance to us.

3.	Inventories

Inventories by major categories are summarized as follows:

	March 31, 2018 (Unaudited)	December 31, 2017 (Audited)

Raw materials and packaging	$883,998	$837,613
Finished goods	1,359,694	1,259,694
Inventories	$2,243,692	$2,097,307

4.	Related Party Transaction

Sales to related parties

The Company’s did not have any sales to related parties for the three months ended March 31, 2018 and March 31, 2017, respectively. The accounts receivable balances for such transactions were $0 as of March 31, 2018 and December 31, 2017, respectively.

Long-term Loan – Related Party

There were no short-term loans to a related party as of each of March 31, 2018 and 2017.

5.	Concentrations

(1)	Concentration of customers

Sales to our five largest customers accounted for approximately 100% and 33% of our net sales during the three months ended March 31, 2018 and 2017, respectively. One single customer represented over 87% of total sales for the three months ended March 31, 2018, and there was no single customer representing over 10% of total sales for the three months ended March 31, 2017.

(2)	Concentration of suppliers

Two suppliers accounted for 1% and 74% of our purchases for the three months ended March 31, 2018 and 2017, respectively. There was no supplier that accounted for over 10% of our purchases for the three months ended March 31, 2018, and our top supplier accounted for 74% of our purchases for the three months ended March 31, 2017.

6.	Issuance of common stock and warrants

On January 5, 2018, the Company issued 880,580 shares of its common stock to Reits (Beijing) Technology Co. Ltd., a limited liability company incorporated in China (“Reits”) pursuant to the Technology Development Service Contract (the “Agreement”) signed on December 18, 2017, by Reits and GlobalKey Supply Chain Ltd. (“GlobalKey”), a limited liability company incorporated in China and a wholly owned subsidiary of the Company.

Under the Agreement, Reits shall provide services to GlobalKey relating to the design, development, testing, deployment and maintenance of a blockchain-based Globally Shared Shopping Mall and other software systems (the “System”). Following the completion and delivery of the System by Reits, (i) GlobalKey shall provide the hardware and network requirements for the trial deployment of the System, (ii) Reits shall provide training of GlobalKey’s staff in the use and operation of the System, and (iii) for a period of one year from the System delivery date and for no additional charge, Reits shall provide ongoing System maintenance and technical support (the “Free Maintenance Period”). Following the completion of the Free Maintenance Period, GlobalKey may elect to engage Reits for ongoing maintenance and technical support. Under the Agreement, GlobalKey shall pay Reits aggregate consideration of RMB 13,000,000 ($2,067,397), of which RMB 9,100,000 ($1,447,178) may be paid in shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a per share price equal to the average of the Common Stock’s closing prices over the 5 trading days prior to the date of the Agreement, or $1.554 per share (the “Share Payment”). The exchange rate between US$ and RMB for the payment is 1:6.65. The Share Payment was made within 15 business days of the date of the Agreement, and the remaining Agreement consideration shall be paid by GlobalKey in accordance with the schedule described in the Agreement. The Company has paid RMB 876,663 ($139,416) in cash to Reits in the first quarter of 2018.

The Agreement also contains customary representations and warranties regarding the intellectual property developed pursuant to the Agreement and covenants regarding the parties’ cooperation.

On April 12, 2017, the Company entered into the Purchase Agreement with certain purchasers (the “Purchasers”), pursuant to which the Company offered and sold to the Purchasers, in a registered direct offering, an aggregate of 862,097 shares (the “Shares”) of common stock, par value $0.001 per share (“Common Stock”).  The Shares were sold to the Purchasers at a negotiated purchase price of $3.10 per share, for aggregate gross proceeds to the Company of $2,672,500, before deducting fees to the placement agent and other offering expenses payable by the Company.  In a concurrent private placement, the Company also agreed to issue to the each of the Purchasers a warrant to purchase one (1) share of the Company’s Common Stock for each share purchased under the Purchase Agreement, pursuant to that certain Common Stock Purchase Warrant, by and between the Company and each Purchaser (each, a “Warrant”, and collectively, the “Warrants”).  The Warrants are exercisable beginning on the six month anniversary of the date of issuance at an initial exercise price of $5.20 per share and will expire on the five and a half year anniversary of the date of issuance.

On January 5, 2018, the Company issued 30,000 shares of the Company’s common stock to a certain warrant holder  for the exercise of Warrants.

On February 28, 2017, the Company issued an option to purchase 62,500 shares of the Company’s common stock with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2011 Stock Incentive Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant to three of the Company’s employees pursuant to the 2011 Stock Incentive Plan, which was approved by the Company’s shareholders at annual stockholders meeting on August 18, 2011. These options vested immediately on the grant date with a fair market value of $223,375 based on the fair value of $3.57 per share, which was determined by using the Black Scholes option pricing model. The Company recognized stock-based compensation expense of $223,375 in the first quarter of fiscal 2017 under the 2011 Stock Incentive Plan. On January 5, 2018, the Company issued 62,500 shares of the Company’s common stock to three of its employees for the exercise of such stock options.

As of March 31, 2018, there were no shares of stock available for awards under the 2011 Stock Incentive Plan.

On February 6, 2018, the Company issued 600,000 shares of its common stock to Peng Youwang (“Peng”), a Chinese citizen, according to a DCON Digital Assets Transfer Agreement (the “Agreement”) that DigiPay FinTech Limited (“DigiPay”), a subsidiary of the Company, entered into on January 23, 2018.

Under the terms of the Agreement, Peng transfered to DigiPay a 60% ownership interest in certain digital assets of DCON, a blockchain platform for cyptocurrency conversion, payment and other services (“DCON”), including but not limited to its business plan and white papers, business models, software, codes, architectures, codes, software, applications, technologies, patents, copyrights, trade secrets, customer lists, business points, trading platforms, digital rights, authentication systems, agreements and contracts, intellectual property, token and the DCON communities established on Nova Realm City (the “Transfer Assets”) for an aggregate purchase price of $9,600,000 (the “Purchase Price”). The Company will pay the Purchase Price by issuing to Peng 1,200,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), equaling a per share sale price of $8.00 (the “Share Payment”). Half of the shares of Common Stock subject to the Share Payment were within 30 days of the date of the Agreement, and the remaining Shares Payment shares were issued within 90 days of the date of the Agreement. The shares of Common Stock to be issued by the Company pursuant to the Share Payment under the Agreement shall be sold and issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

The Agreement also contains customary representations and warranties regarding the Transfer Assets and the ownership thereof, and covenants regarding the parties’ cooperation. DigiPay and Peng further agreed to establish a Japanese operating company for the Transfer Assets, of which DigiPay will hold a 60% ownership interest and Peng’s designee will hold a 40% ownership interest.

On March 29, 2017, the Company issued 250,000 shares of the Company’s unrestricted common stock to six of the Company’s employees pursuant to our 2015 Omnibus Equity Plan, which was approved by the Company’s shareholders at the annual stockholders meeting on November 19, 2015. The Company recorded an expense of $250 in the first quarter of fiscal 2017 under the 2015 Omnibus Equity Plan, reflecting a par value of $0.001 per share of the Company’s common stock.

The Company’s the 2015 Omnibus Equity Plan permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 250,000 shares of Common Stock.

7.	Other Receivables

As of March 31, 2018, the balance of other receivables was $36,749,171, which mainly consisted of a deposit of approximately $31.81 million for the purchase of a kiwi orchard in Mei County.

In April 2016, the Company signed a letter of intent with Mei County Kiwifruits Investment and Development Corporation to purchase 833.5 mu (approximately 137.3 acres) of kiwifruits orchard in Mei County. The purchase price will be determined by a third-party valuation company appointed by both parties. As of the date of this report, the valuation has not been completed. The Company paid RMB 200 million (approximately $31.81 million) as a deposit (the “Deposit”) in the second quarter of 2016. The purchase is subject to government approval, approval by the Company’s Board of Directors and a definitive agreement negotiated and signed by the parties. As Mei County is in the process of governmental personnel change, the approval was delayed. Pursuant to the letter of intent, the Deposit shall be returned to the Company within 10 working days upon the request of the Company if the kiwifruits orchard cannot be transferred to the Company according to the schedule. The Company expects to complete the purchase process in the second quarter of 2018. As the transaction is not completed, the Company recorded this deposit as other receivables in its balance sheet.

8.	Deposits

As of March 31, 2018, the balance of deposits was $68.91 million, which mainly consisted of a balance of approximately $27.34 million for the leasing fee for the kiwifruits orchard in Mei County and a balance of approximately $17.50 million for the leasing fee for the orange orchard in Yidu city.

On August 3, 2016, Shaanxi Guoweimei Kiwi Deep Processing Company, an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 20,000 mu (approximately 3,292 acres) of a kiwifruits orchard located in Mei County, Shaanxi Province, with the Di’ErPo Committee of Jinqu Village, Mei County, Shaanxi for a term of 30 years, from August 5, 2016 to August 4, 2046. The annual leasing fee is RMB 1,250 (approximately $199) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016, 2026 and 2036. The Company made a payment of RMB 250 million (approximately $39.76 million) for the first 10 years’ leasing fees on August 15, 2016, which is recorded as deposit in the Company’s balance sheet. The Company has amortized $982,210 as expenses during the first quarter of fiscal year 2018.

On August 15, 2016, Hedetang Agricultural Plantations (Yidu) Co., Ltd., an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 8,000 mu (approximately 1,317 acres) of an orange orchard located in the city of Yidu, Hubei Province, with the Yidu Sichang Farmers Association, Hubei Province, for a term of 20 years, from September 22, 2016 to September 21, 2036. The annual leasing fee is RMB 2,000 (approximately $318) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016 and 2026. The Company made a payment of RMB 160 million (approximately $25.44 million) for the first 10 years’ of leasing fees on September 20, 2016, which is recorded as deposits in the Company’s balance sheet. The Company has amortized $628,614 as expenses during the first quarter of fiscal year 2018.

9.	Discontinued Operation

The Company’s Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses in the three fiscal years prior to 2016 and its cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operating results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Huludao in December 2016, and ceased the depreciation of the property in accordance with SFAS No. 144. In fiscal year 2017 and 2016, the Company recorded an impairment loss of $11.3 million and $2.4 million, respectively with respect to the concentrated fruit juice production equipment in Huludao Wonder. In accordance with the restructuring plan, the Company intends to transfer the concentrated fruit juice production equipment in Huludao Wonder to another subsidiary and to sell the land and facilities upon favorable circumstances. As the Company does not expect to sell the assets of Huludao Wonder in the near future, the assets were not recorded as assets held for sale as of March 31, 2018. The book value of the land usage right was $4,617,449 and the book value of the building was $884,680 as of March 31, 2018. The Company believes that the assets’ book value was lower than its fair value at such time, less the anticipated cost to sell such assets.

As of March 31, 2018, there was an outstanding bank loan of $6.12 million owed by Huludao Wonder to a lending bank. Huludao Wonder has disputed the interest rate on this loan with the bank, and stopped payment of interest on this loan during 2016. The bank sued Huludao Wonder and asked Huludao Wonder to pay back the loan principal and the outstanding interest. As of the date of this report, the Company has not yet reached an agreement with the bank. The Company expects to pay back the outstanding principal and interest of this loan after the Huludao Wonder assets are sold.

During the process of winding down the Company’s operation in Huludao Wonder, the Company incurred general and administrative expenses of approximately $49,571 and $48,685 during the first quarter of 2018 and 2017, respectively.

Loss from discontinued operations for the three months ended March 31, 2018 and 2017 was as follows:

	March 31,	March 31,
	2018	2017
	(unaudited)	(unaudited)

REVENUES	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES:
General and administrative	(49,571)	(48,685)
Selling expenses	-	-
Total	(49,571)	(48,685)

OTHER INCOME (EXPENSE)
Interest expense	-	-
Interest income	-	-
Total	(49,571)	(48,685)
Loss from discontinued operations before income tax	-	-
Income tax provision	-	-

LOSS FROM DISCONTINUED OPERATIONS	$(49,571)	$(48,685)

The loss from discontinued operations was $49,571 and $48,685 for the first quarter of 2018 and 2017, respectively. The Company does not provide a separate cash flow statement for the discontinued operation. The loss from discontinued operations was deemed as cash outflow from operating activities of the discontinued operation. The Company believes there will not be any future significant cash flows from the discontinued operation, as the outstanding accounts receivable and accounts payable are immaterial to the Company’s financial position and liquidity.

10.	Segment Reporting

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

For the three months ended March 31, 2018 (in thousands, unaudited):

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Others	Total
Reportable segment revenue	$46	$111	$17	$435	$61	$562
Inter-segment loss	-	-	-	(108)	-	-
Revenue from external customers	46	111	17	327	61	562
Segment gross profit	$5	$10	$1	$30	$17	$63

For the three months ended March 31, 2017 (in thousands, unaudited):

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Others	Total
Reportable segment revenue	$1,238	$205	$1,493	$1,372	$-	$4,308
Inter-segment loss	(219)	(10)	(570)	(550	-	(1,350)
Revenue from external customers	1,019	195	923	822	-	2,959
Segment gross profit	$29	$45	$126	$335	$-	$535

The following table reconciles reportable segment profit to the Company’s condensed consolidated loss before income tax provision for the three months ended March 31, 2018 and 2017:

	2018	2017
	(Unaudited)	(Unaudited)
Segment profit	$62,586	$534,614
Unallocated amounts:
Operating expenses	(2,843,328)	(3,050,208)
Other income	(452,598)	142,391
Loss before tax provision	$(3,233,340)	$(2,373,203)

11.	Commitments And Contingencies

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

Upon the Court’s suggestion, parties agreed to a settlement discussion in April 2017. As a part of the settlement discussion, on April 18, 2017, the Company withdrew its non-enforcement request with the Court without prejudice. Both parties are still in the process of settlement negotiations. If the parties cannot reach a settlement agreement, the Company has the right to refile the non-enforcement request with the Court. As the Company may still be liable for this loan, the Company recorded expenses and liability of $6.0 million as the result of these two enforcement proceedings in the first quarter of 2018.

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

On June 29, 2015, SkyPeople China entered into a loan agreement with Beijing Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 30 million (approximately $4.59 million) from Beijng Bank. Hongke Xue, Yongke Xue and Xiujun Wang provided guarantees for the loan and Shaanxi Boai Medical Technology Development Co., Ltd. (“Shaanxi Boai”) provided certain real estate property as a pledge for the loan. SkyPeople China did not repay the loan on time and Beijing Bank filed an enforcement request with Xi’an Intermediate People's Court in June 2017. The Xi’an Intermediate People’s Court has seized real estate properties pledged by Shaanxi Boai and Xiujun Wang. In April, 2018, Xi’an Intermediate Court organized two auction sale for real estate property pledged by Shaanxi Boai but they were not successful. In April, 2018, the Xi’an Intermediate People’s Court organized two more auction sales for the pledged office space but they were not successful.. SkyPeople China currently is in discussions with Beijing Bank on the payment terms and the final amount.

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

On December 23, 2015, SkyPeople China entered into two loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 13.90 million (approximately $2.13 million), and RMB 30 million (approximately $4.59 million) from China Construction Bank, respectively. Shaanxi Boai Medical Technology Development Co., Ltd. (“Boai”), Mr. Hongke Xue, Mr. Yongke Xue, Mrs. Xiujun Wang and Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) provided pledges for the loans. SkyPeople China has not repaid the loans and China Construction Bank filed an enforcement action with Xi’an Intermediate People's Court in March 2017. The Court has seized and sold by auction certain park space and land use rights pledged by Xiujun Wang and Boai for approximately RMB 25,000,000. The Court also seized certain land use rights pledged by Yingkou Trusty Fruits Co., Ltd., but the auction sale for those rights was not successful. SkyPeople China currently is in discussions with China Construction Bank on the payment terms and the final amount.

On May 9, 2016, SkyPeople China entered into loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 22.9 million (approximately $3.50 million) from China Construction Bank. Shaan xi Province Credit Reassurance Company (“Credit Reassurance Company”) provided a guarantee to China Construction Bank for the loan, Mr. Hongke Xue and Mr. Yongke Xue provided their guarantees, and SkyPeople China provided an office space that it owned to Credit Reassurance Company as a pledge. SkyPeople China has not repaid the loan and Credit Reassurance Company repaid the loan for SkyPeople China. In June 2017, Credit Reassurance filed an enforcement action request with Xi’an Intermediate People’s Court in June 2017. In December 2017, the Xi’an Intermediate People’s Court seized the office space of SkyPeople China for auction sale in February 2018 but the sale was not successful. SkyPeople China currently is in discussions with Credit Reassurance Company on the payment terms and the final amount.

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

In August, 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed another lawsuit at Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Guoweimei and SkyPeople China for repayment of leasing fee of RMB 84,970,959 (approximately $13 million) plus interest. In January 2014, Guoweimei and SkyPeople China (the “Equipment Leasees”) signed an Equipment Financial Lease Purchase Agreement with Cinda and an equipment supplier pursuant to which Cinda would provide funds to purchase equipment and the Equipment Leasees would lease the equipment from Cinda. Guoweimei pledged certain land use rights in Mei County to Cinda and Xi’an Hedetang and Hedetang Holding pledged their equities in Guoweimei to Cinda to secure the repayment. Mr. Hongke Xue also provided a personal guarantee for the payment of the leasing fee. Beijing Intermediate Court had two hearings of the case and on March 21, 2018, and it ruled in favor of Cinda to the effect that SkyPople China and Guoweimei shall pay leasing fees due in the amount of 20,994,048 (approximately $3.3 million), as well as leasing fees not yet due in the amount of RMB 63,975,910 (approximately $10 million), plus attorney’s fee and expenses. Beijing Intermediate Court also ruled that Mr. Hongke Xue is jointly liable for the debt as the guarantor, and that Cinda has priority rights to the pledged land use rights in Mei County and the pledged equities of Guoweimei as well as the ownership of the leasing properties until the leasing fees are paid. SkyPeople China has appealed the decision to the Beijing Supreme Court.

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

12.	Acquisition of A Business

On January 23, 2018, DigiPay FinTech Limited (“DigiPay”), a limited liability company incorporated in British Virgin Islands and a wholly-owned subsidiary of the Company, and Peng Youwang (“Peng”), a Chinese citizen, entered into a DCON Digital Assets Transfer Agreement (the “Agreement”).

Under the terms of the Agreement, Peng transfered to DigiPay a 60% ownership interest in certain digital assets of DCON, a blockchain platform for cyptocurrency conversion, payment and other services (“DCON”), including but not limited to its business plan and white papers, business models, software, codes, architectures, codes, software, applications, technologies, patents, copyrights, trade secrets, customer lists, business points, trading platforms, digital rights, authentication systems, agreements and contracts, intellectual property, token and the DCON communities established on Nova Realm City (the “Transfer Assets”) for an aggregate purchase price of $9,600,000 (the “Purchase Price”). The Company will pay the Purchase Price by issuing to Peng 1,200,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), equaling a per share sale price of $8.00 (the “Share Payment”). Half of the shares of Common Stock subject to the Share Payment were issued within 30 days of the date of the Agreement, and the remaining Shares Payment shares were issued within 90 days of the date of the Agreement. The shares of Common Stock to be issued by the Company pursuant to the Share Payment under the Agreement shall be sold and issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

The Agreement also contains customary representations and warranties regarding the Transfer Assets and the ownership thereof, and covenants regarding the parties’ cooperation. DigiPay and Peng further agreed to establish a Japanese operating company for the Transfer Assets, of which DigiPay will hold a 60% ownership interest and Peng’s designee will hold a 40% ownership interest.

On February 6, 2018, the Company issued 600,000 shares of its common stock to Mr. Peng and his designee according to the Agreement. On May 3, 2018, the Company issued the remaining 600,000 shares of its common stock to Mr. Peng and his designee according to the Agreement.

13.	Subsequent Events

On April 6, 2018, the Company issued an aggregate 7,111,599 shares of the Company’s common stock pursuant to series of Creditor’s Rights Transfer Agreements between a wholly owned subsidiary of the Company, Hedetang Foods (China) Co., Ltd. and sellers of such creditor’s rights, which was entered on November 2, 2017 and approved by the shareholders at a Special Meeting of shareholders held on March 13, 2018.

On April 6, 2018, the Company issued an aggregate 11,362,159 shares of the Company’s common stock pursuant to a Share Purchase Agreement between the Company and a certain investor, which was entered on November 2, 2017 and approved by the shareholders at a Special Meeting of shareholders held on March 13, 2018.

On April 25, 2018, the Company’s board of directors (the “Board”) received a resignation letter from Mr. Guolin Wang, a member of the Board and a member of the Board’s Compensation and Audit Committees.  Mr. Wang indicated that his resignation was due to personal reasons.  On May 6, 2018, the board of directors (the “Board”) of the Company appointed Mr. Yiliang Li as a member of the Board and a member of the Compensation Committee and the Audit Committee of the Board, effective immediately, to fill the vacancies created by the resignation of Mr. Guolin Wang.

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

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) and the sales of the IB-LIVE series of products online and offline in and outside of the PRC. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. For the three months ended March 31, 2018, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 31%, 58% and 11% of our revenue, respectively, compared to 72%, 28% and 0% respectively, for the same period of 2017.

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

Our Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses in the three fiscal years prior to 2016 and the cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Huludao in December 2016 and ceased the depreciation of the property in accordance with SFAS No. 144. In fiscal year 2017 and 2016, the Company’s recorded an impairment loss of $11.76 million and $2.4 million with respect to the concentrated fruit juice production equipment in Huludao Wonder, respectively. In accordance with the restructuring plan, the Company would transfer the concentrated fruit juice production equipment in Huludao Wonder to another of our subsidiaries and sell the land and facilities upon favorable circumstances. As the Company does not expect to sale the assets of Huludao Wonder in the near future, the assets are not recorded as assets held for sale as of March 31, 2018. In the first quarter of 2018, this discontinued operation reported a loss of $49,571. Our Yingkou factory in Liaoning also did not produce any concentrated apple juice in the past two years. We believe that these regions provide adequate supply of raw materials for our production needs in the foreseeable future.

On September 20, 2017, GlobalKey Supply Chain Ltd. (“GlobalKey Supply Chain”), a limited liability company incorporated in China and a wholly owned subsidiary of the Company, Xi’an Hedetang Nutritious Food Research Co. Ltd., and a 73.42% owned subsidiary of the Company (“Nutritious Food”), entered into a License Agreement of Sales Agent and Platform of IB-LIVE (the “Agreement”) with Shaanxi Entai Bio-Technology Co. Ltd, a limited liability company incorporated in China (“Shaanxi Entai”).

Under the Agreement, Shaanxi Entai appointed Nutritious Food as its sole global agent of Shaanxi Entai’s IB-LIVE series of products, a new generation of nutritious and healthy products for improving male sexual health. Pursuant to the terms of the Agreement, GlobalKey Supply Chain shall be the sole global general distributor and operating platform of the IB-LIVE products, and shall be responsible for actual product marketing and promotion, the identification and development of sales channels, and similar business activities in relation to its worldwide sale of IB-LIVE products to distributors. During the term of the Agreement, GlobalKey Supply Chain must meet certain monthly sales targets, which such completion will be evaluated on a quarterly basis. The failure to meet at least 70% of the sales volume of such targets will authorize Shaanxi Entai to reduce the authorized areas of GlobalKey Supply Chain’s distribution or terminate the license with GlobalKey Supply Chain. In the event that GlobalKey Supply Chain fails to take scheduled deliveries of the IB-LIVE products for two consecutive months, GlobalKey Supply Chain will be deemed to have waived its sales management rights under the Agreement. Nutritious Food and GlobalKey Supply Chain shall pay deposits to Shaanxi Entai in the amounts of RMB5,000,000 and RMB 10,000,000, respectively (approximately $759,414 and $1,518,818, respectively) within the first year of the Agreement as a security deposit. We expect to pay the deposits in September 2018.

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

Pursuant to the Agreement, the Company is responsible for the construction and financing of the Project with a total investment of RMB 445.6 million (approximately $71.9 million) in buildings and equipment, which also includes a fee for the land use rights for the Project land in the amount of RMB 0.3 million per mu. The Committee is responsible for financing and constructing the basic infrastructure surrounding the Project, such as the main water supply, main water drainage, natural gas, electricity, sewage, access roads to the Project, natural gas and communications networks. As the Company’s current cash flow is not enough to support the construction of this project, the project is temporary suspended (except for the Mei County National Kiwi Fruit Wholesale Trading Center which has started normal operations as mentioned in the next paragraph), and the Company will assume the construction once it has enough capital.

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

Letter of Intent for Purchase of Biological Assets

In April 2016, the Company signed a letter of intent with Mei County Kiwifruits Investment and Development Corporation to purchase 833.5 mu (approximately 137 acres) of kiwifruits orchard in Mei County. The purchase price will be determined by a third party valuation company appointed by both parties. As of the date of this report, the valuation has not been completed and the purchase price has not been settled. The Company paid RMB 200 million (approximately $30 million) as a deposit in the second quarter of 2016. The purchase is subject to government approval, approval by the Company’s Board of Directors and a definitive agreement negotiated and signed by the parties. Pursuant to the letter of intent, the Deposit shall be returned to the Company within 10 working days upon the request of the Company if the kiwifruits orchard cannot be transferred to the Company according to the schedule. The Company expects to complete the purchase process in the third quarter of 2018. This deposit is recorded as deposits in the company’s balance sheet as of March 31, 2018.

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

Results of Operations

Comparison of Three Months ended March 31, 2018 and 2017:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended March 31, 2018 and 2017, respectively (in thousands for the revenue):

	Three month ended March 31,		Change
	2018	2017	Amount	%
Concentrated apple juice and apple aroma	$46	$1,019	$(973)	(95%)
Concentrated kiwifruit juice and kiwifruit puree	111	195	(84)	(43%)
Concentrated pear juice	17	923	(906)	(98%)
Fruit juice beverages	327	822	(495)	(60%)
Others	61	-	61	-
Total	$562	$2,959	$(2,397)	(81%)

The decrease in gross revenue for the three months ended March 31, 2018 was primarily due to decreased sales in concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice and fruit juice beverages, which were partially offset by increased revenues from other business.

Sales from apple-related products decreased for the three months ended March 31, 2018, as the Company sold approximately 18.70 tons of concentrated apple juice versus 1,160 tons of concentrated apple juice in the same period of 2017. Most of our concentrated apple juice was sold directly or indirectly to the international market. Because of the negative trends during 2016 and 2017 in the international market and estimated lower margins in previous years, our Yingkou and Huludao Wonder factories did not operate their concentrated apple juice production facilities in 2016, 2017 and year-to-date 2018, which, despite recent improvements in the international demand for apple-related products, caused a lower inventory of concentrated apple juice and required us to purchase supply from third-party manufacturers to meet the demand from our customers. In December 2016, the Company established a winding-down plan to close the Huludao Wonder operation, as it suffered continued operating losses in the three fiscal years prior to 2016 and the cash flow was minimal for these three years. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. In fiscal years 2017 and 2016, the Company’s recorded an impairment loss of $11.3 million and $2.4 million, respectively, with respect to the concentrated fruit juice production equipment and fixed assets in Huludao Wonder. If the international concentrated apple juice demand continues to improve in future, the Company may resume the operation of Yingkou factory in 2018.

Sales from concentrated kiwifruit juice and kiwifruit puree decreased by 95% during the first quarter of 2018 as we sold 19.73 tons and 60.42 tons of kiwifruit juice and kiwifruit puree during the first quarter of 2018 and 2017, respectively, primarily as a result of the decreased amount of products sold in the first quarter of 2018 as compared to same period of 2017, which was a result of decreased in customers’ demand.

Sales of concentrated pear juice decreased by 43% in the first quarter of 2018 as we sold 18.45 tons and 1,160 tons of concentrated pear juice during the first quarters of 2018 and 2017, respectively. The decrease of revenue generated from concentrated pear juice was mainly because of a decrease in the amount of products sold due to decreased customers’ demand.

Sales from our fruit juice beverages decreased by 60% in the first quarter of 2018. The decline in revenues during the first quarter of 2018 was primarily due to a decrease in the in-store demand of our products as a result of heavy competition in the Chinese market as consumers increased their fruit juice beverage purchases through on-line home delivery of groceries instead of through the traditional in-store supermarkets in which we sell our products.

Sales from our other products were $61,000 and $0 in the first quarter of 2018 and 2017, respectively. The amount of sales of other products is expected to be unstable and is generally not indicative of our future sales of other products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended March 31, 2018 and 2017, respectively (in thousands for the gross profit):

	Three months ended March 31,
	2018		2017
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$5	11%	$29	3%
Concentrated kiwifruit juice and kiwifruit puree	10	9%	45	23%
Concentrated pear juice	1	6%	126	14%
Fruit juice beverages	30	9%	335	41%
Others	17	28%	-	%
Total/Overall (for gross margin)	$63	11%	$535	18%

The consolidated gross profit for the three months ended March 31, 2018 was $0.07 million, a decrease of $0.47 million, from $0.054 million for the same period of 2017, primarily due to a decrease in sales and profit margin for all our segments, except other business.

The gross profit margin of concentrated apple juice segment for the first quarters of 2018 and 2017 were 11% and 3%, respectively. We did not have any inventory of concentrated apple juice during the first quarters of 2018 and 2017, and we had to purchase concentrated apple juice to satisfy our customers’ demand, which caused lower margins. The increase in gross margin in the first quarter of 2018 was mainly due to an increase in the sales prices to our customers.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree segment was 9% and 23% for the first quarters of 2018 and 2017, respectively, primarily due to a decrease in production during the first quarter of 2018, which resulted in a higher ratio of fixed expenses to the unit cost of our products.

The gross profit margin of the concentrated pear juice segment decreased to 6% for the first quarter of 2018, from 14% for the same period of 2017, primarily due to the higher costs of fixed cost allocation, primarily due to a decrease in production during the first quarter of 2018, which resulted in a higher ratio of fixed expenses to the unit cost of our products.

The gross profit margin of our fruit juice beverages segment decreased to 9% for the first quarter of 2018 from 20% for the same period of 2017. The decrease of gross margin of fruit juice beverages was primarily due to a decrease in production, which resulted in a higher ratio of fixed expenses to the unit cost of our products.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended March 31, 2018 and 2017, respectively:

	First quarter of 2018		First quarter of 2017
	Amount	% of revenue	Amount	% of revenue
General and administrative	$2,749,845	489%	$2,855,329	97%
Selling expenses	93,483	17%	194,879	7%
Total operating expenses	$2,843,328	506%	$3,050,208	104%

Operating expenses decreased for the three months ended March 31, 2018 compared to the corresponding period in 2017.

General and administrative expenses decreased to $2.7 million for the three months ended March 31, 2018, a decrease of $0.2 as compared to the same period of 2017, which was mainly due to a decrease in depreciation cost of fixed assets in the first quarter of 2018 as compared to the same period of 2017. The Company recorded an impairment cost of $54.7 million related with its fixed assets in 2017, which resulted in a lower depreciation expenses in the first quarter of 2018.

Selling expenses decreased for the three months ended March 31, 2018 as compared to the same period in 2017, mainly due to a decrease in shipping and handling expenses as a result of a decrease in the volume of sales.

Other Income (Expense), Net

Other expenses, net was $452,598 for the three months ended March 31, 2018, an increase of $594,989, as compared to other income of $142,391 for the three months ended March 31, 2017, primarily due to an increase in interest expenses and other expenses.

Interest expense increased to $445,594, representing an increase of $414,798, during the three-month period ended March 31, 2018, as compared to interest expense of $30,796 the same period of 2017. The increase was primarily due to interest penalties charged by banks during the first quarter of 2018 for the defaulted loans that the Company has not repaid on time.

Income Tax

We did not have tax provision for the three months ended March 31, 2018 as the company suffered a loss in the first quarter of 2018. Our consolidated income tax rates were negative 3% for the three months ended March 31, 2017.

Noncontrolling Interests

As of March 31, 2018, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo, and Hedetang Holding (HK) held a 73.42% interest in SkyPeople (China). TSD held a 26.36% interest in SkyPeople (China). Net income attributable to non-controlling interests increased mainly due to the increase in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Liquidity and Capital Resources

As of March 31, 2018, we had cash, cash equivalents and restricted cash of $3,531,302, a decrease of $1,055,455, or 23.01%, from $4,586,757 as of December 31, 2017. We expect that the projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit to provide sufficient capital to meet our projected operating cash requirements at least for the next 12 months, which does not take into account any potential expenditures related to the possible expansions of our current production capacity.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was negative $56,918,354 as of March 31, 2018, a decrease of $80,638,270, from working capital of $23,719,916 as of March 31, 2017, mainly due to a decrease in current assets. During the first quarter of 2018, net cash used by our operating activities was $487,226 as compared to $477,793 during the same period of 2017. The decrease was primarily due to an increase in net loss of $142,018 during the first quarter of 2018 as compared to the same period of 2017.

During the three months ended March 31, 2018, our investing activities used net cash of $1,978 as compared to $106,597 in the same period of 2017. We spent $1,978 in additions to property, plant and equipment for the first quarter of 2018, and we did not have any additions to property, plant and equipment for the same period of 2017. We prepaid $0.1 million for other assets in the first quarter of 2017.

During the three months ended March 31, 2018, our financing activities generated net cash inflow of $0 as compared to net cash inflow of $1,984,764 in the same period of 2017. We borrowed $2,016,318 of long term debt in the first quarter of 2017.

Off-balance sheet arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective as of such date as identified in our internal control over financial reporting below.

Changes to Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceeding

As described in our Annual Report for the year ended December 31, 2017, we are party to a number of legal proceedings. Except as described below, there have been no material developments in those proceedings during the three months ended March 31, 2018.

On June 29, 2015, SkyPeople China entered into a loan agreement with Beijing Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 30 million (approximately $4.59 million) from Beijng Bank. Hongke Xue, Yongke Xue and Xiujun Wang provided guarantees for the loan and Shaanxi Boai Medical Technology Development Co., Ltd. (“Shaanxi Boai”) provided certain real estate property as a pledge for the loan. SkyPeople China did not repay the loan on time and Beijing Bank filed an enforcement request with Xi’an Intermediate People's Court in June 2017. The Xi’an Intermediate People’s Court has seized real estate properties pledged by Shaanxi Boai and Xiujun Wang. In April, 2018, Xi’an Intermediate Court organized two auction sale for real estate property pledged by Shaanxi Boai but they were not successful. SkyPeople China currently is in discussions with Beijing Bank on the payment terms and the final amount

On May 9, 2016, SkyPeople China entered into loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 22.9 million (approximately $3.50 million) from China Construction Bank. Shaan xi Province Credit Reassurance Company (“Credit Reassurance Company”) provided a guarantee to China Construction Bank for the loan, Mr. Hongke Xue and Mr. Yongke Xue provided their guarantees, and SkyPeople China provided an office space that it owned to Credit Reassurance Company as a pledge. SkyPeople China has not repaid the loan and Credit Reassurance Company repaid the loan for SkyPeople China. In June 2017, Credit Reassurance filed an enforcement action request with Xi’an Intermediate People’s Court in June 2017. In December 2017, the Xi’an Intermediate People’s Court seized the office space of SkyPeople China for auction sale in February 2018 but the sale was not successful. In April, 2018, the Xi’an Intermediate People’s Court organized two more auction sales for the pledged office space but they were not successful. SkyPeople China currently is in discussions with Credit Reassurance Company on the payment terms and the final amount.

In August, 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed another lawsuit at Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Guoweimei and SkyPeople China for repayment of leasing fee of RMB 84,970,959 (approximately $13 million) plus interest. In January 2014, Guoweimei and SkyPeople China (the “Equipment Leasees”) signed an Equipment Financial Lease Purchase Agreement with Cinda and an equipment supplier pursuant to which Cinda would provide funds to purchase equipment and the Equipment Leasees would lease the equipment from Cinda. Guoweimei pledged certain land use rights in Mei County to Cinda and Xi’an Hedetang and Hedetang Holding pledged their equities in Guoweimei to Cinda to secure the repayment. Mr. Hongke Xue also provided a personal guarantee for the payment of the leasing fee. Beijing Intermediate Court had two hearings of the case and on March 21, 2018, and it ruled in favor of Cinda to the effect that SkyPople China and Guoweimei shall pay leasing fees due in the amount of 20,994,048 (approximately $3.3 million), as well as leasing fees not yet due in the amount of RMB 63,975,910 (approximately $10 million), plus attorney’s fee and expenses. Beijing Intermediate Court also ruled that Mr. Hongke Xue is jointly liable for the debt as the guarantor, and that Cinda has priority rights to the pledged land use rights in Mei County and the pledged equities of Guoweimei as well as the ownership of the leasing properties until the leasing fees are paid. SkyPeople China has appealed the decision to the Beijing Supreme Court.

In addition to the above, from time to time we may be a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

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
May 18, 2018

By:	/s/ Hanjun Zheng
Hanjun Zheng
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)
May 18, 2018

