Form 10-Q
period 2018-06-30
Future FinTech Group Inc.
filed 2018-08-20
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class	Outstanding at August 16, 2018
Common Stock, $0.001 par value per share	26,017,083

 i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FUTURE FINTECH GROUP INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$394,108	$4,586,757
Accounts receivable, net of allowance of $3,081,437 as of June 30, 2018 and December 31, 2017, respectively	10,731,008	17,156,130
Other receivables	38,310,134	36,781,068
Inventories	2,141,749	2,097,307
Deferred tax assets	-	-
Advances to suppliers and other current assets	4,377,524	1,437,657
TOTAL CURRENT ASSETS	55,954,523	62,058,919

PROPERTY, PLANT AND EQUIPMENT, NET	26,110,600	28,065,460
LAND USE RIGHT, NET	32,436,847	33,118,454
OTHER LONG TERM ASSETS	64,737,384	67,509,002
TOTAL ASSETS	$179,239,354	$190,751,835

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$3,520,601	$11,349,288
Accrued expenses	100,191,182	99,910,577
Income tax payable	1,577	-
Advances from customers	4,278,489	655,938
Short-term bank loans	6,045,401	6,121,637
TOTAL CURRENT LIABILITIES	114,037,250	118,037,440

NON-CURRENT LIABILITIES
Long-term debt	21,975,032	22,252,150
Obligations under capital leases	17,294,311	17,512,402
TOTAL NON-CURRENT LIABILITIES	39,269,343	39,764,552
TOTAL LIABILITIES	153,306,593	157,801,992

EQUITY

Future Fintech Group Inc., Stockholders’ equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value; 60,000,000 shares authorized and 26,071,083 shares issued and outstanding as of June 30, 2018 and 8,333,333 shares authorized and 5,370,245 shares issued and outstanding as of December 31, 2017, respectively	26,071	5,173
Additional paid-in capital	109,246,500	109,090,782
Retained earnings	(8,586,590	(2,346,689
Accumulated other comprehensive loss	(93,941,687)	(94,142,481)
Total Future FinTech Group Inc. stockholders’ equity	6,744,294	12,606,785
Non-controlling interests	19,188,467	20,343,058
TOTAL EQUITY	25,932,761	32,949,843
TOTAL LIABILITIES AND EQUITY	$179,239,354	$190,751,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$788,074	$2,776,872	$1,350,220	$5,735,706
Cost of goods sold	615,390	1,484,129	1,114,950	3,908,349
Gross profit	172,684	1,292,743	235,270	1,827,357
Operating Expenses
General and administrative expenses	3,635,465	3,077,013	6,385,310	5,932,342
Selling expenses	13,061	311,078	106,544	505,957
Total operating expenses	3,648,526	3,388,091	6,491,854	6,438,299
Loss from operations	(3,475,842)	(2,095,348)	(6,256,584)	(4,610,942)

Other income (expense)
Interest income	(1,039)	1,139	(1,028)	2,179
Subsidy income	-	342,124	-	342,124
Interest expenses	(415,785)	(595,313)	(861,379)	(626,109)
Other expenses	(362)	(312,356)	(7,377)	(140,209)
Total other expenses	(417,186)	(564,406)	(869,784)	(422,015)

Loss before income tax	(3,893,028)	(2,659,754)	(7,126,368)	(5,032,957)
Income tax provision	-	198,663	-	260,085
Net loss	(3,893,028)	(2,858,417)	(7,126,368)	(5,293,042)
			-
Less: Net loss attributable to non-controlling interests	(444,992)	(370,419)	(935,977)	(203,821)

NET LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	(3,448,036)	(2,487,998)	(6,190,391)	(5,089,221)

Discontinued Operations (Note 11)
Income (loss) from discontinued operations	61	(48,023)	(49,510)	(96,708)
NET LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	(3,447,975)	(2,536,021)	(6,239,901)	(5,185,929)

Other comprehensive income (loss)
Foreign currency translation adjustment	(2,814,865)	1,612,180	(513,533)	2,238,236
Comprehensive income (loss)	(6,707,832)	(1,246,237)	(7,689,411)	(3,054,806)
Comprehensive income (loss) attributable to non-controlling interests	945,046	(618,546)	750,484	(743,443)
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	$(5,762,786)	$(1,864,783)	$(6,938,927)	$(3,798,249)

Loss per share:
Basic loss per share from continued operations	(0.23)	(0.49)	(0.41)	(0.35)
Basic loss per share from discontinued operations	-	(0.01)	-	-
Basic loss per share from net loss	(0.23)	(0.50)	(0.41)	(0.35)
Diluted loss per share:
Diluted loss per share from continued operations	(0.23)	(0.49)	(0.41)	(0.35)
Diluted loss per share from discontinued operations	-	(0.01)	-	-
Diluted loss per share from net income	(0.23)	(0.50)	(0.41)	(0.35)
Weighted average number of shares outstanding
Basic	15,097,512	4,537,240	15,097,512	4,537,240
Diluted	15,324,570	4,599,740	15,324,570	4,599,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,239,901)	$(5,185,929)
Adjustments to reconcile net loss to net cash provided by operating activities
Minority interest	935,977	(203,821)
Depreciation and amortization	2,085,857	1,581,819
Changes in operating assets and liabilities
Accounts receivable	6,425,122	6,954,731
Other receivable	(1,600,648)	(1,176,722)
Advances to suppliers and other current assets	(2,939,867)	2,946,991)
Inventories	(44,442)	(606,137)
Accounts payable	(7,757,105)	(4,706,261)
Accrued expenses	301,269	1,254,603
Income tax payable	1,577	(796,119)
Advances from customers	3,622,551	23,322
Net cash (used in) provided by operating activities	(5,209,610)	86,477

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,902)	(990,799)
Prepayment for other assets	-	(197,956)
Net cash used in investing activities	(1,902)	(1,188,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock	155,952	2,679,779
Proceed of related party loans	-	263,020
Proceed of long term debt	-	2,021,142
Net cash provided by financing activities	155,952	4,963,941

Effect of change in exchange rate	862,911	(587,459)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,192,649)	3,274,204
Cash and cash equivalents, beginning of period	4,586,757	1,143,585
Cash and cash equivalents, end of period	$394,108	$4,417,789

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$562,761
Cash paid for income taxes	$-	$260,085

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$-	$197,956
Equipment acquired by capital lease	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2018 and the results of operations and cash flows for the periods ended June 30, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date.

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

2.	Business Description and Significant Accounting Policies

The principal activities of Future FinTech Group Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) consist of production and sales of fruit juice concentrates, fruit juice beverages and other fruit-related products in the People’s Republic of China (“PRC”, or “China”), and overseas markets. We are also currently in the process of transitioning our business into the following, most of which are still in the developmental stage: the design, development, testing, deployment and maintenance of a blockchain-based Globally Shared Shopping Mall and other related software systems; the operation of a supply chain, logistics and trading business for fruit juice products, foods and other consumer and agricultural products; bulk agricultural products spot trading business and financial technology businesses, including software development and information services for the financial leasing and project finance industries through intelligent investment advisory and blockchain technology; related asset and equity investment management; and the development and operation of a blockchain platform for cryptocurrency conversion, payment and other services (“DCON”).

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

(15)    HedeJiachuan Foods (Yichang) Co. Ltd (“Hedejiachuan Yichang”), formerly known as Hedetang Farm Products Trading Market (Yidu) Co., Ltd., and Hedetang Foods Industry (Yichang) Co., Ltd, was established on March 23, 2016. Its scope of business includes construction, operation, and property management of a farm products trading market; e-commerce services for farm products; and construction and operation management of an e-commerce information platform.

(16)    Xi’an Hedetang E-Commerce Co., Ltd. was established on April 21, 2016. Its scope of business includes online sales of pre-packaged foods and bulk foods.

(17)    The Company acquired Hedetang Foods (China) Co., Ltd. (“Hedetang Foods China”) on May 18, 2016 through the acquisition of DigiPay FinTech Limited (formerly known as Belking Foods Holdings Group Co., Ltd.), the 100% indirect shareholder of Hedetang Foods China, on the same date. It changed its name to China Agricultural Silkroad Finance Lease Ltd. on May 24, 2018. The scope of business of China Agricultural Silkroad Finance Lease Ltd. includes finance leasing; purchasing leased property domestically and abroad; commercial factoring related to its main businesses; residual value processing related to the leasing business and similar activities.

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

(23)    Zhonglian Hengxin Assets Management Co., Ltd. (“Zhonglian Hengxin”) was established in Xi’an in 2017. Its main business scope includes asset management (except for financial, securities, futures and other restricted items); asset acquisition, asset disposal and asset operation (except for financial, securities, futures and other restricted items); planning and advisory for corporate restructure and merger and acquisition; equity and real estate investment (no public offerings, restricted to investment through assets of the company itself ); financial business process outsourcing entrusted by financial institutions; financial information technology outsourcing entrusted by financial institutions; financial knowledge process outsourcing. Businesses that require approval by government agencies shall only operate within the scope of such approval.

(24)    Shenzhen Hedetang Industrial Co., Ltd. (“Shenzhen Hedetang”) was established on September 29, 2017. Its main business scope includes industrial projects (specific items to be declared separately); domestic trade; import and export businesses.

(25)    DigiPay FinTech Limited (“DigiPay FinTech”), formerly known as Belking Foods Holdings Group Co., Ltd., was established on May 3, 2016.

(26)    GlobalKey Holdings Limited (“GlobalKey Holdings”), formerly known as Hedejiachuan (HK) Holdings Limited, and SkyPeople Foods International Holdings (HK) Limited and later Hedetang Holdings (Asia-Pacific) Limited, was established on January 13, 2012. It was established mainly to engage in the import and export of food products.

(27)    DCON DigiPay Limited (“DCON DigiPay”) was established on February 5, 2018 in Tokyo, Japan. Its main business scope includes the development and marketing of computer software, asset management consulting, and business consulting.

(28)    Future Digital FinTech (Xi’an) Ltd. (“FinTech (Xi’an)”) was established on February 9, 2018 in Xi’an. Its main business scope includes software development and marketing, information consulting services, and financial information technology development. This company will focus its business on acting as an accelerator for blockchain projects and it plans to provide basic support including technical support, whitepaper editing, solution design and financial management services for its clients. Its business will also include training and cultivating technicians for blockchain projects, providing consultation services regarding cryptocurrency exchanges and tokens listing matters, as well as marketing-related services. Its named was changed to Future Digital Tech (Xi’an) Ltd. on May 24, 2018.

(29)    GlobalKey SharedMall Limited (“GlobalKey SharedMall”) was established on March 6, 2018 in the Cayman Islands. Its main business scope includes online trading platform for fresh fruits and juices by using blockchain technology.

(30)    FTEX, Inc. (“FTEX”) was established on March 15, 2018 in the State of California. It currently does not have business operations.

(31)    Chain Future Digital Tech (Beijing) Ltd, (“Chain Future”) was established on July 10, 2018. Its main business scope includes technical services and technology transfer, development, promotion and consultation; wholesale of computer, software and auxiliary equipment, electronic products, and other related products.

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

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $202,156 and $193,871 for the three months ended June 30, 2018 and 2017, respectively; and $334,136 and $325,851 for the six months ended June 30, 2018 and 2017, respectively; are reported in the Consolidated Statements of Income and Comprehensive Income (Loss) as a component of selling expenses.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update “ASU No. 2018-07 – Compensation – Stock Compensation”.  The ASU expands the scope of current guidance to include all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees.  The guidance in the ASU is effective for the Company in all fiscal years beginning after December 15, 2018.  Adoption of ASU 2018-07 did not have any other material effect on the results of operations, financial position or cash flows of the Company.

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

There were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2018 compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 that are of significance or potential significance to us.

3.	Inventories

Inventories by major categories are summarized as follows:

	June 30, 2018 (Unaudited)	December 31, 2017 (Audited)

Raw materials and packaging	$273,477	$837,613
Finished goods	1,868,272	1,259,694
Inventories	$2,141,749	$2,097,307

4.	Related Party Transaction

Sales to related party

The Company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. (“Fullmart”) for approximately $0 and $58,972 for the six months ended June 30, 2018 and 2017, respectively. The accounts receivable balances were approximately $0 as of June 30, 2018 and December 31, 2017, respectively. Fullmart is a company indirectly owned by our Chairman and Chief Executive Officer, Mr. Yongke Xue.

Long-term loan – related party

There were no short-term loans to a related party as of each of June 30, 2018 and 2017.

5.	Concentrations

(1)	Concentration of customers

Sales to our five largest customers accounted for approximately 100% and 20% of our net sales during the six months ended June 30, 2018 and 2017, respectively. There was one customer representing over 10% of total sales for the six months ended June 30, 2018. There was no single customer representing over 10% of total sales for the six months ended June 30, 2017.

Sales to our five largest customers accounted for approximately 100% and 20% of our net sales during the three months ended June 30, 2018 and 2017, respectively. There was two customers each representing over 10% of total sales for the six months ended June 30, 2018. There was no single customer representing over 10% of total sales for the three months ended June 30, 2018 and 2017, respectively.

(2)	Concentration of suppliers

Four suppliers accounted for 45%, 20%, 16% and 10% of our purchases, respectively, for the six months ended June 30, 2018 and ended June 30, 2017, respectively.

During the three months ended June 30, 2018, four suppliers accounted for 32%, 27%, 22% and 12% our purchases, respectively. During the three months ended June 30, 2017, four suppliers accounted for 33%, 19%, 14% and 12% of our purchases, respectively.

6.	Issuance of common stock and warrants

On November 2, 2017 (the “Agreement Date”), a wholly-owned indirect subsidiary of the Company, Hedetang Foods (China) Co., Ltd. (“Hedetang”), entered into a series of Creditor’s Rights Transfer Agreements (collectively, the “Acquisition Agreements”) with each of Shaanxi Chunlv Ecological Agriculture Co. Ltd., Shaanxi Boai Medical Technology Development Co., Ltd., and Shaanxi Fu Chen Venture Capital Management Co. Ltd. (collectively, the “Sellers”). Pursuant to the Acquisition Agreements, Hedetang agreed to purchase certain creditor’s rights of associated with companies located in the PRC for an aggregate purchase price of RMB 181,006,980 (approximately $27,344,096), of which RMB 108,604,188 (approximately $16,437,248.50) were paid in cash and RMB 72,402,792 (approximately $10,937,638.50) were paid in shares of common stock of the Company based on the average of the closing prices of Future FinTech’s common stock over the five trading days preceding the date of the Acquisition Agreements.

A summary of the Acquisition Agreements is as follows:

1) Shaanxi Chunlv Ecological Agriculture Co. Ltd. agreed to transfer all its credit rights of principal and interest owed by Xi’an Tongji Department Store Co., Ltd. to Hedetang. As of the Agreement Date, the book balance of the principal was RMB 23,625,000, the interest was RMB 38,281,900, and the total credit balance, including the principal and the interest was RMB 61,906,900, of which the RMB 19,757,800 credit was guaranteed by a third party company.

2) Shaanxi Chunlv Ecological Agriculture Co. Ltd. agreed to transfer all its credit rights of principal and interest owed by Shaanxi Youyi Co., Ltd. to Hedetang. As of the Agreement Date, the book balance for the principal was RMB 45,345,000, the interest was RMB 71,224,300, and the total credit balance including the principal and the interest was RMB 116,569,300, all of which was guaranteed by a third party company.

3) Shaanxi Fu Chen Venture Capital Management Co., Ltd. agreed to transfer all its credit rights of principal and interest owed by State Owned Shaanxi No. 8 Cotton and Textile Mill to Hedetang. As of the Agreement Date, the book balance for the principal was RMB 72,370,000, the interest was RMB 138,037,700, and the total of credit including the principal and the interest was RMB 210,407,700, and there was no effective guarantee or pledged assets to secure this debt.

4) Shaanxi Boai Medical Technology Development Co., Ltd. agreed to transfer all its credit rights of principal and interest owed by Xi’an Yanliang Economic Development Co., Ltd. to Hedetang. As of the Agreement Date, the book balance for the principal was RMB 6,350,000, the interest was RMB 9,834,300, and the total of credit including the principal and the interest was RMB 16,184,300, which is secured by certain land use rights.

In connection with the Acquisition Agreements and to provide funding for their consummation, on November 3, 2017, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Mr. Zeyao Xue (“Xue”) pursuant to which Future FinTech agreed to sell 11,362,159 shares of its common stock (the “Shares”) to Xue for an aggregate purchase price of $16,437,248.50. The per share price for the Shares was determined using the average closing price quoted on the NASDAQ Global Market for the common stock of the Company over the three (3) trading days prior to the date of the Share Purchase Agreement (the “Purchase Price”), subject to potential upward adjustment. The consummation of the Share Purchase Agreement was contingent on Future FinTech receiving shareholder approval at a Special Shareholders Meeting for the an amendment to its articles of incorporation and the approval of Shares issuance under the Share Purchase Agreement by the shareholders of the Company.

On April 6, 2018, the Company issued an aggregate 7,111,599 shares of the Company’s common stock to three individuals designated by the Sellers in the respective amounts of 378,908; 3,323,225; and 3,409,466 shares, pursuant to the Acquisition Agreements, and 11,362,159 shares of the Company’s common stock pursuant to the Share Purchase Agreement, which such issuances were approved by the Company’s shareholders at a special meeting held on March 13, 2018.

On January 23, 2018, DigiPay FinTech Limited (“DigiPay”), a limited liability company incorporated in British Virgin Islands and a wholly-owned subsidiary of the Company, and Peng Youwang (“Peng”), a Chinese citizen, entered into a DCON Digital Assets Transfer Agreement (the “Agreement”).

Under the terms of the Agreement, Peng transferred to DigiPay a 60% ownership interest in certain digital assets of DCON, a blockchain platform for cryptocurrency conversion, payment and other services (“DCON”), including but not limited to its business plan and white papers, business models, software, codes, architectures, codes, software, applications, technologies, patents, copyrights, trade secrets, customer lists, business points, trading platforms, digital rights, authentication systems, agreements and contracts, intellectual property, token and the DCON communities established on Nova Realm City (the “Transfer Assets”) for an aggregate purchase price of $9,600,000 (the “Purchase Price”). The Company paid the Purchase Price by issuing to Peng 1,200,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), equaling a per share sale price of $8.00 (the “Share Payment”). Half of the shares of Common Stock subject to the Share Payment were issued within 30 days of the date of the Agreement, and the remaining Shares Payment shares were issued within 90 days of the date of the Agreement. On May 3, 2018, the Company issued the remaining 600,000 shares of its common stock to Mr. Peng and his designee according to the Agreement.

The Agreement also contains customary representations and warranties regarding the Transfer Assets and the ownership thereof, and covenants regarding the parties’ cooperation. DigiPay and Peng further agreed to establish a Japanese operating company for the Transfer Assets, of which DigiPay will hold a 60% ownership interest and Peng’s designee will hold a 40% ownership interest.

On January 5, 2018, the Company issued 880,580 shares of its common stock to Reits (Beijing) Technology Co. Ltd., a limited liability company incorporated in China (“Reits”) pursuant to the Technology Development Service Contract (the “Service Agreement”) signed on December 18, 2017, by Reits and GlobalKey Supply Chain Ltd. (“GlobalKey”), a limited liability company incorporated in China and a wholly owned subsidiary of the Company.

Under the Service Agreement, Reits shall provide services to GlobalKey relating to the design, development, testing, deployment and maintenance of a blockchain-based Globally Shared Shopping Mall and other software systems (the “System”). Following the completion and delivery of the System by Reits, (i) GlobalKey shall provide the hardware and network requirements for the trial deployment of the System, (ii) Reits shall provide training of GlobalKey’s staff in the use and operation of the System, and (iii) for a period of one year from the System delivery date and for no additional charge, Reits shall provide ongoing System maintenance and technical support (the “Free Maintenance Period”). Following the completion of the Free Maintenance Period, GlobalKey may elect to engage Reits for ongoing maintenance and technical support. Under the Service Agreement, GlobalKey shall pay Reits aggregate consideration of RMB 13,000,000 ($2,067,397), of which RMB 9,100,000 ($1,447,178) may be paid in shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a per share price equal to the average of the Common Stock’s closing prices over the 5 trading days prior to the date of the Agreement, or $1.554 per share (the “Share Payment”). The exchange rate between US$ and RMB for the payment is 1:6.65. The Share Payment was made within 15 business days of the date of the Service Agreement, and the remaining Service Agreement consideration shall be paid by GlobalKey in accordance with the schedule described in the Service Agreement. The Company has paid RMB 876,663 ($139,416) and RMB 788,353 ($115,459) in cash to Reits in the first and second quarter of 2018, respectively.

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

As of June 30, 2018, there were no shares of stock available for awards under the 2011 Stock Incentive Plan. As of June 30, 2018, there were 1,300,000 shares of stock available for awards under the 2017 Omnibus Equity Plan

On March 29, 2017, the Company issued 250,000 shares of the Company’s unrestricted common stock to six of the Company’s employees pursuant to our 2015 Omnibus Equity Plan, which was approved by the Company’s shareholders at the annual stockholders meeting on November 19, 2015. The Company recorded an expense of $250 in the first quarter of fiscal 2017 under the 2015 Omnibus Equity Plan, reflecting a par value of $0.001 per share of the Company’s common stock.

The Company’s the 2015 Omnibus Equity Plan permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 250,000 shares of Common Stock. As of June 30, 2018, there were no shares of stock available for awards under the 2015 Stock Incentive Plan.

7.	Other Receivables

As of June 30, 2018, the balance of other receivables was $38,300,700, which mainly consisted of a deposit of approximately $31.81 million for the purchase of a kiwi orchard in Mei County.

In April 2016, the Company signed a letter of intent with Mei County Kiwifruits Investment and Development Corporation to purchase 833.5 mu (approximately 137.3 acres) of kiwifruits orchard in Mei County. The purchase price will be determined by a third-party valuation company appointed by both parties. As of the date of this report, the valuation has not been completed. The Company paid RMB 200 million (approximately $31.81 million) as a deposit (the “Deposit”) in the second quarter of 2016. The purchase is subject to government approval, approval by the Company’s Board of Directors and a definitive agreement negotiated and signed by the parties. As Mei County is in the process of governmental personnel change, the approval was delayed. Pursuant to the letter of intent, the Deposit shall be returned to the Company within 10 working days upon the request of the Company if the kiwifruits orchard cannot be transferred to the Company according to the schedule. The Company expects to complete the purchase process in the fourth quarter of 2018. As the transaction is not completed, the Company recorded this deposit as other receivables in its balance sheet.

8.	Deposits

As of June 30, 2018, the balance of deposits was $295.720 million, which mainly consisted of a balance of approximately $27.34 million for the leasing fee for the kiwifruits orchard in Mei County and a balance of approximately $17.50 million for the leasing fee for the orange orchard in Yidu city.

On August 3, 2016, Shaanxi Guoweimei Kiwi Deep Processing Company, an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 20,000 mu (approximately 3,292 acres) of a kiwifruits orchard located in Mei County, Shaanxi Province, with the Di’ErPo Committee of Jinqu Village, Mei County, Shaanxi for a term of 30 years, from August 5, 2016 to August 4, 2046. The annual leasing fee is RMB 1,250 (approximately $199) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016, 2026 and 2036. The Company made a payment of RMB 250 million (approximately $39.76 million) for the first 10 years’ leasing fees on August 15, 2016, which is recorded as deposit in the Company’s balance sheet. The Company has amortized $1,889,188 as expenses during the six months ended June 30, 2018.

On August 15, 2016, Hedetang Agricultural Plantations (Yidu) Co., Ltd., an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 8,000 mu (approximately 1,317 acres) of an orange orchard located in the city of Yidu, Hubei Province, with the Yidu Sichang Farmers Association, Hubei Province, for a term of 20 years, from September 22, 2016 to September 21, 2036. The annual leasing fee is RMB 2,000 (approximately $318) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016 and 2026. The Company made a payment of RMB 160 million (approximately $25.44 million) for the first 10 years’ of leasing fees on September 20, 2016, which is recorded as deposits in the Company’s balance sheet. The Company has amortized $1,109,080 as expenses during the six months ended June 30, 2018.

9.	Discontinued Operation

The Company’s Huludao Wonder operation, a subsidiary which produced concentrated apple juice, suffered continued operating losses in the three fiscal years prior to 2016 and its cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operating results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Huludao in December 2016, and ceased the depreciation of the property in accordance with SFAS No. 144. In fiscal year 2017 and 2016, the Company recorded an impairment loss of $11.3 million and $2.4 million, respectively with respect to the concentrated fruit juice production equipment in Huludao Wonder. In accordance with the restructuring plan, the Company intends to transfer the concentrated fruit juice production equipment in Huludao Wonder to another subsidiary and to sell the land and facilities upon favorable circumstances. As the Company does not expect to sell the assets of Huludao Wonder in the near future, the assets were not recorded as assets held for sale as of June 30, 2018. The Company believes that the assets’ book value was lower than its fair value at such time, less the anticipated cost to sell such assets. The book value of the land usage right was $4,463,889 and the book value of the building was $851,666.

As of June 30, 2018, there was an outstanding bank loan of $6.12 million owed by Huludao Wonder to a lending bank. Huludao Wonder has disputed the interest rate on this loan with the bank, and stopped payment of interest on this loan during 2016. The bank sued Huludao Wonder and asked Huludao Wonder to pay back the loan principal and the outstanding interest. As of the date of this report, the Company has not yet reached an agreement with the bank. The Company expects to pay back the outstanding principal and interest of this loan after the Huludao Wonder assets are sold.

During the process of winding down the Company’s operation in Huludao Wonder, the Company incurred general and administrative expenses of approximately $49,510 and $96,708 during the six months ended June 30, 2018 and 2017, respectively.

Loss from discontinued operations for the three and six months ended June 30, 2018 and 2017 was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2016 (Unaudited)

REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
General and administrative	-	(48,023)	(49,510)	(96,708)
Selling expenses	-	-	-	-
Total	-	(48,023)	(49,510)	(96,708)

OTHER INCOME (EXPENSE)
Interest expense	-	-	-	-
Other income (expenses)	61	-	-	-
Total	-	-	-	-
Income (loss) from discontinued operations before income tax	61	(48,023)	(49,510)	(96,708)
Income tax provision	-	-	-	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$61	$(48,023)	(49,510)	(96,708)

The loss from discontinued operations was $49,510 and $96,708 for the six months ended June 30, 2018 and 2017, respectively. The Company does not provide a separate cash flow statement for the discontinued operation. The loss from discontinued operations was deemed as cash outflow from operating activities of the discontinued operation. The Company believes there will not be any future significant cash flows from the discontinued operation, as the outstanding accounts receivable and accounts payable are immaterial to the Company’s financial position and liquidity.

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

For the three months ended June 30, 2018 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Others	Total
Reportable segment revenue	$185	$345	$31	$521	$32	$1,085
Inter-segment loss	(28)	(143)	(31)	(122)	(2)	(297)
Revenue from external customers	157	202	-	399	30	788
Segment gross profit	$47	$13	$-	$96	$17	$173

For the three months ended June 30, 2017 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Others	Total
Reportable segment revenue	$277	$178	$278	$4,280	$13	$5,026
Inter-segment loss	(246)	(61)	(165)	(1,776	(1)	(2,248)
Revenue from external customers	31	117	113	2,504	12	2,777
Segment gross profit	$3	$36	$21	$1,226	$6	$1,292

For the six months ended June 30, 2018 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Others	Total
Reportable segment revenue	$231	$456	$48	$956	$93	$1,755
Inter-segment loss	(28)	(143)	(31)	(230)	(2)	(405)
Revenue from external customers	203	313	17	726	91	1,350
Segment gross profit	$52	$23	$1	$126	$33	$235

For the six months ended June 30, 2017 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Others	Total
Reportable segment revenue	$1,515	$383	$1,771	$5,652	14	$9,335
Inter-segment loss	(465)	(72)	(735)	(2,326	(1)	(3,599)
Revenue from external customers	1,050	311	1,036	3,326	13	5,736
Segment gross profit	$32	$81	$147	$1,561	6	$1,827

The following table reconciles reportable segment profit to the Company’s condensed consolidated income before income tax provision for the three months ended June 30, 2018 and 2017:

	2018	2017
Segment profit	$235,270	$1,827,357
Unallocated amounts:
Operating expenses	(5,327,588)	(4,610,942)
Other expenses	(870,831)	(422,015)
Loss before tax provision	$(6,198,419)	$(5,032,957)

11.	Entry into a Material Definitive Agreement.

On June 22, 2018, Digipay Fintech Limited (“Digipay”), a limited liability company incorporated in a British Virgin Islands and a wholly-owned subsidiary of Future FinTech Group Inc. (the “Company”), Lake Chenliu, an individual resident of Costa Rica, and InUnion Chain Ltd. (“InUnion”), a British Virgin Islands company wholly owned by Mr. Chenliu, entered into an InUnion Chain Ltd. Shares Transfer and IUN Digital Assets Investment Agreement (the “Agreement”).

Under the terms of the Agreement, Mr. Chenliu shall transfer to Digipay a 10% ownership interest in InUnion (the “InUnion Shares”) for an aggregate purchase price of $15,000,000 (the “Purchase Price”). The Company will pay the Purchase Price by issuing to Mr. Chenliu shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), equaling a per share sale price of $3.00 (the “Share Payment”). The shares of Common Stock subject to the Share Payment shall be issued upon the consent of the Company’s board of directors and approval by the The Nasdaq Global Market.

Upon acquiring the InUnion Shares, Digipay will have access to, and use of, certain software, technology and related intellectual property of InUnion without further payment. Digipay will also have the right to designate a director nominee to the board of directors of InUnion.

In addition to the InUnion Shares, Digipay shall also purchase 20,000,000 of the INU tokens issued by InUnion (the “INU Tokens”) for an aggregate purchase price of $1,000,000, which such amount shall be paid in immediately available funds within 180 days of the date of the Agreement. Digipay may be issued additional INU Tokens and shares of InUnion’s capital stock in the event that, after being listed on a global digital assets exchange, the INU Tokens fail to maintain certain minimum trading price requirements.

12.	Commitments And Contingencies

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

Upon the Court’s suggestion, parties agreed to a settlement discussion in April 2017. As a part of the settlement discussion, on April 18, 2017, the Company withdrew its non-enforcement request with the Court without prejudice. Both parties are still in the process of settlement negotiations. If the parties cannot reach a settlement agreement, the Company has the right to refile the non-enforcement request with the Court. As the Company may still be liable for this loan, the Company recorded expenses and liability of $6.0 million as the result of these two enforcement proceedings in the second quarter of 2018.

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

On June 29, 2015, SkyPeople China entered into a loan agreement with Beijing Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 30 million (approximately $4.59 million) from Beijing Bank. Hongke Xue, Yongke Xue and Xiujun Wang provided guarantees for the loan and Shaanxi Boai Medical Technology Development Co., Ltd. (“Shaanxi Boai”) provided certain real estate property as a pledge for the loan. SkyPeople China did not repay the loan on time and Beijing Bank filed an enforcement request with Xi’an Intermediate People's Court in June 2017. The Xi’an Intermediate People’s Court has seized real estate properties pledged by Shaanxi Boai and Xiujun Wang. The Court has made inquiries to the Beijing Bank as to whether it is willing to accept the pledged real estate property of Shaanxi Boai as the repayment of the outstanding loan for the amount RMB 27,932,300 (approximately $4.12 million). The real estate property pledged by Xiujun Wang is her only residential property and Ms. Wang has raised objections to the enforcement action against her property with the Court. The Court is in the process of reviewing her objections.

On March 8, 2016, SkyPeople China entered into a loan agreement with Ningxia Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 25 million (approximately $3.83 million) from Ningxia Bank. Hongke Xue, Yongke Xue, Lake Chen, Shaanxi Boai Medical Technology Development Co., Ltd. and Shaanxi Qiyiwangguo provided guarantees for the loan. SkyPeople China also pledged 37 equipment and its trademarks to Ningxia Bank for the loan. SkyPeople China has not repaid the loan and Ningxia Bank filed enforcement action with Xi’an Intermediate people's court in August 2017. The Court has frozen the assets of SkyPeople China that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by SkyPeople China for its business. In July, 2018, Shaanxi Qiyiwangguo filed petition to the Court and requested the termination of the enforcement action on the basis that its guarantee of the loan was not valid because the seal used on the guarantee agreement was not authentic and the guarantee was not approved by the shareholders of Shaanxi Qiyiwangguo. The Court is in the process of reviewing the petition and the enforcement action has been suspended.

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

On May 9, 2016, SkyPeople China entered into loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 22.9 million (approximately $3.50 million) from China Construction Bank. Shaanxi Province Credit Reassurance Company (“Credit Reassurance Company”) provided a guarantee to China Construction Bank for the loan, Mr. Hongke Xue and Mr. Yongke Xue provided their guarantees, and SkyPeople China provided an office space that it owned to Credit Reassurance Company as a pledge. SkyPeople China has not repaid the loan and Credit Reassurance Company repaid the loan for SkyPeople China. In June 2017, Credit Reassurance filed an enforcement action request with Xi’an Intermediate People’s Court in June 2017. In December 2017, the Xi’an Intermediate People’s Court seized the office space of SkyPeople China and put it up for auction sales in February and April 2018, but neither auction sale was successful. In June, 2018, the Court issued a verdict that the pledged office space shall be used as repayment of the debt in amount of RMB 12,214,800 (approximately $1.8 million) to Credit Reassurance Company. SkyPeople China shall repay the remaining debt of RMB 22,809,236  to Credit Reassurance Company.

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed a lawsuit with Beijing 2nd Intermediate People’s Court (the “Beijing Intermediate Court”) against the Company’s indirectly wholly-owned subsidiaries Shaanxi Guoweimei Kiwi Deep Processing Company, Ltd. (“Guoweimei”) and Hedetang Farm Products Trading Market (Mei County) Co., Ltd. (“Trading Market Mei County Co”, and together with Guoweimei, “Leasees”) requested that Leasees repay RMB 50 million (approximately $7.65 million) in capital lease fees, plus interest. Cinda has purchased or paid for refrigerant warehouse and trading hall to the suppliers and vendors and agreed to lease them to the Leasees for a leasing fee of RMB 50 million in December, 2016. The capital leasing fee became due on its maturity date of June 2017, with certain land use rights of Leasees in Mei County and equity of Guoweimei as a pledge. The Company has disputed that the land use rights for the refrigerant warehouse and trading hall were never sold to or transferred to Cinda, therefore it is loan agreement and not capital lease agreement among the parties. Leasees have taken the position that Cinda is not a bank and does not have government permits required to make loans in China, and the agreements including pledge agreement were invalid, void and without legal effect from the beginning. Therefore, the Company only has the obligations to repay principal but not the interest. In November 2017, Beijing Intermediate Court ruled in favor of Cinda and the Leasees appealed the case to Beijing Supreme Court. Beijing Supreme Court held a hearing at the end of July 2018 but has not made a ruling yet. As the Company may still be liable for this loan, the Company recorded expenses and liability of $7.66 million as the result of the enforcement proceeding in the third quarter of 2017.

In August, 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed another lawsuit at Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Guoweimei and SkyPeople China for repayment of leasing fee of RMB 84,970,959 (approximately $13 million) plus interest. In January 2014, Guoweimei and SkyPeople China (the “Equipment Leasees”) signed an Equipment Financial Lease Purchase Agreement with Cinda and an equipment supplier pursuant to which Cinda would provide funds to purchase equipment and the Equipment Leasees would lease the equipment from Cinda. Guoweimei pledged certain land use rights in Mei County to Cinda and Xi’an Hedetang and Hedetang Holding pledged their equities in Guoweimei to Cinda to secure the repayment. Mr. Hongke Xue also provided a personal guarantee for the payment of the leasing fee. Beijing Intermediate Court had two hearings of the case and on March 21, 2018, and it ruled in favor of Cinda to the effect that SkyPople China and Guoweimei shall pay leasing fees due in the amount of RMB 20,994,048 (approximately $3.3 million), as well as leasing fees not yet due in the amount of RMB 63,975,910 (approximately $10 million), plus attorney’s fee and expenses. Beijing Intermediate Court also ruled that Mr. Hongke Xue is jointly liable for the debt as the guarantor, and that Cinda has priority rights to the pledged land use rights in Mei County and the pledged equities of Guoweimei as well as the ownership of the leasing properties until the leasing fees are paid. SkyPeople China has appealed the decision to the Beijing Supreme Court. Beijing Supreme Court held a hearing at the end of July 2018 but has not made a ruling yet.

On October 31, 2017, Xi’an Shanmei Food Co. Ltd. filed a lawsuit against Shaanxi Qiyiwangguo, a majority-owned subsidiary of the Company, with Zhouzhi County People’s Court in connection with a Land Lease Agreement entered into by the parties on October 1, 2013. On March 2, 2018, Zhouzhi County People’s Court issued verdict that: (i) the Land Lease Agreement was thereby terminated; (ii) Shaanxi Qiyiwangguo shall pay Xi’an Shanmei the outstanding leasing fee RMB 211,621 (approximately $32,557) and (iii) Shaanxi Qiyiwangguo shall return the 29.3 mu industrial use land to Xi’an Shanmei. Shaanxi Qiyiwangguo has appealed the decision to the Xi’an Intermediate People’s Court on the basis that: (x) the land use right was a capital contribution by Xi’an Shanmei for a shareholder of Shaanxi Qiyiwangguo who is also the sole shareholder of Xi’an Shamei and Land Lease Agreement was invalid and has no legal effect; (y) Zhouzhi Court did not schedule the hearing for the count claims filed by Shaanxi Qiyiwangguo; and (z) Zhouzhi Court violated certain civil procedures during the trial of the case. Xi’an Intermediate People’s Court has not yet schedule a hearing for the appeal.

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

In the past couple years, to expand our production and diversify our products and businesses, our subsidiaries in China borrowed funds from certain banks for our new construction projects. Because the business environment for manufacturing industries and financing conditions for privately-owned companies in China have deteriorated, banks have started to collect loans before their maturity dates for their own capital security, which has interrupted our business plans. In June 2017, one of the banks from which we had borrowed funds sent us an early payment request and applied for enforcement action with a local court, which led to other similar actions by other banks from which we had taken loans, who all declared their loans due and applied for enforcement actions. Due to these simultaneous demands, our subsidiaries have not been able to repay all the loans in a short period of time. Our subsidiaries have been in discussion with the banks to find solutions for the outstanding loans. The enforcement actions made by the banks are the usual practices used by the banks which do not cause actual impact to our daily business operation except for the borrowing from the banks or third parties. After discussions and negotiations with the banks, we will cooperate with each party to solve issues relating to our loans.

13.	Acquisition of A Business

On January 23, 2018, DigiPay FinTech Limited (“DigiPay”), a limited liability company incorporated in British Virgin Islands and a wholly-owned subsidiary of the Company, and Peng Youwang (“Peng”), a Chinese citizen, entered into a DCON Digital Assets Transfer Agreement (the “Agreement”).

Under the terms of the Agreement, Peng transferred to DigiPay a 60% ownership interest in certain digital assets of DCON, a blockchain platform for cryptocurrency conversion, payment and other services (“DCON”), including but not limited to its business plan and white papers, business models, software, codes, architectures, codes, software, applications, technologies, patents, copyrights, trade secrets, customer lists, business points, trading platforms, digital rights, authentication systems, agreements and contracts, intellectual property, token and the DCON communities established on Nova Realm City (the “Transfer Assets”) for an aggregate purchase price of $9,600,000 (the “Purchase Price”). The Company will pay the Purchase Price by issuing to Peng 1,200,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), equaling a per share sale price of $8.00 (the “Share Payment”). On February 6, 2018, the Company issued 600,000 shares of its common stock to Mr. Peng and his designee according to the Agreement. On May 3, 2018, the Company issued the remaining 600,000 shares of its common stock to Mr. Peng and his designee according to the Agreement.

The Agreement also contains customary representations and warranties regarding the Transfer Assets and the ownership thereof, and covenants regarding the parties’ cooperation. DigiPay and Peng established a Japanese operating company DCON DigiPay Limited for the Transfer Assets in February 2018, of which DigiPay holds a 60% ownership interest and Peng’s designee holds a 40% ownership interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2017 Form 10-K.

Although the Company believes the expectations reflected in the forward-looking statements are based on reasonable assumptions, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) and the sales of the IB-LIVE series of products online and offline in and outside of the PRC. We are currently in transition to a financial technology, online sales and internet distribution business with block chain technology. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. For the three months ended June 30, 2018, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 46%, 54% and 0% of our revenue, respectively, compared to 42%, 58% and 0% respectively, for the same period of 2017.

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

Shaanxi and Liaoning Provinces, where our manufacturing facilities are located, are large fruit producing provinces. We own and operate four manufacturing facilities in the PRC, all of which are strategically located near fruit growing centers so that we can better preserve the freshness of the fruits and lower our transportation costs. To take advantage of economies of scale and to enhance our production efficiency, generally, each of our manufacturing facilities has a focus on products made from one particular fruit according to the proximity of such manufacturing to the sources of supply for that fruit. Our kiwifruit processing facilities are located in Zhouzhi County of Shaanxi Province, which has the largest planting area of apples and kiwifruit in the PRC. Our pear and apple processing facilities are located in Shaanxi Province, which is the main pear and apple producing province in the PRC.

Our apple processing facilities was located in Liaoning Province, a region that abounds with high acidity apples. As we use the same production line for concentrated apple juice and concentrated pear juice and both Shaanxi Province and Liaoning Province are rich in fresh apple and pear production, our Liaoning facilities also produced concentrated apple juice and our Shaanxi Province facilities also produced concentrated apple juice based on customer need. According to the data provided by the Chinese Customs, the amount of exported concentrated apple juice from China continued to drop in the past few years. As most of our concentrated apple juice was sold directly or indirectly to the international market, our two facilities in Liaoning stopped operations in the past two years.

Our Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses in the three fiscal years prior to 2016 and the cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Huludao in December 2016 and ceased the depreciation of the property in accordance with SFAS No. 144. In fiscal year 2017 and 2016, the Company’s recorded an impairment loss of $11.76 million and $2.4 million with respect to the concentrated fruit juice production equipment in Huludao Wonder, respectively. In accordance with the restructuring plan, the Company would transfer the concentrated fruit juice production equipment in Huludao Wonder to another of our subsidiaries and sell the land and facilities upon favorable circumstances. As the Company does not expect to sale the assets of Huludao Wonder in the near future, the assets are not recorded as assets held for sale as of June 30, 2018. In the six months ended June 30, 2018, this discontinued operation reported a loss of $49,510. Our Yingkou factory in Liaoning also did not produce any concentrated apple juice in the past two years. We believe that these regions provide adequate supply of raw materials for our production needs in the foreseeable future.

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

Under the Agreement, Shaanxi Entai appointed Nutritious Food as its sole global agent of Shaanxi Entai’s IB-LIVE series of products, a new generation of nutritious and healthy products for improving male sexual health. Pursuant to the terms of the Agreement, GlobalKey Supply Chain shall be the sole global general distributor and operating platform of the IB-LIVE products, and shall be responsible for actual product marketing and promotion, the identification and development of sales channels, and similar business activities in relation to its worldwide sale of IB-LIVE products to distributors. During the term of the Agreement, GlobalKey Supply Chain must meet certain monthly sales targets, which such completion will be evaluated on a quarterly basis. The failure to meet at least 70% of the sales volume of such targets will authorize Shaanxi Entai to reduce the authorized areas of GlobalKey Supply Chain’s distribution or terminate the license with GlobalKey Supply Chain. As of the date of this report, the Company has not yet met this requirement. However, both parties have agreed to a six-month grace period of half a year. In the event that GlobalKey Supply Chain fails to take scheduled deliveries of the IB-LIVE products for two consecutive months, GlobalKey Supply Chain will be deemed to have waived its sales management rights under the Agreement. Nutritious Food and GlobalKey Supply Chain shall pay deposits to Shaanxi Entai in the amounts of RMB 5,000,000 and RMB 10,000,000, respectively (approximately $759,414 and $1,518,818, respectively) within the first year of the Agreement as a security deposit. We expect to pay the deposits in September 2018.

On January 19, 2018, the Company filed a definitive Schedule 14A (the “Proxy”) to solicit shareholders’ proxies for a special meeting of the Company’s shareholders in connection with proposals to (i) spin-off the Company’s wholly-owned subsidiaries, SkyPeople BVI and Digital Online, through a pro rata distribution of the ordinary shares of each of SkyPeople BVI and Digital Online to holders of the Company’s common stock at the close of business on January 22, 2018, the record date (the “Spin Offs”); (ii) to approve an amendment to the Company’s Second Amended and Restated Articles of Incorporation, which would increase the amount of authorized shares of common stock, par value $0.001 per share, of the Company from 8,333,333 to 60,000,000; (iii) to adopt and approve the Future FinTech Group Inc. 2017 Omnibus Equity Plan; (iv) to approve the issuance of an aggregate 7,111,599 shares of the Company’s common stock pursuant to certain Creditor’s Rights Transfer Agreements between a wholly owned subsidiary of the Company and sellers of such creditor’s rights; and (v) to approve the issuance of an aggregate 11,362,159 shares of the Company’s common stock pursuant to a Share Purchase Agreement between the Company and a certain investor. On March 13, 2018, the Company held the Special Meeting of Shareholders and the above proposals were approved by the shareholders of the Company. The Company anticipates completing the Spin Offs at the end of 2018.

Following the completion of the Spin Offs, the main business operations of Future FinTech will be focused on (i) the online sales of fruit juice products and beverages, and consumer and health-related products, through GlobalKey Supply Chain Limited (formerly known as Shaanxi Quangoutong E-Commerce Inc.) (“GlobalKey Supply Chain”); (ii) the design, development, testing, deployment and maintenance of a blockchain-based Globally Shared Shopping Mall and other related software systems (iii) the operation of a supply chain, logistics and trading business for fruit juice products, foods and other consumer and agricultural products through Hedetang Farm Products Trading Market (Mei County) Co., Ltd.; (iv) bulk agricultural products spot trading business and financial technology businesses, including software development and information services for the financial leasing and project finance industries through intelligent investment advisory and blockchain technology; (v) related asset and equity investment management; services, such as investment in, and purchase of, early stage blockchain projects that have strong potential as well as business incubation and acceleration services for blockchain companies; and (vi) the development and operation of a blockchain platform for cyptocurrency conversion, payment and other services (“DCON”). The Company anticipates using blockchain technology to develop its use in different business segments, including online sales and internet distribution businesses. The Company will also use the application blockchain technology in agricultural products trading, to facilitate financial payments and transactions, and intend to use both blockchain and artificial intelligence technologies to create new opportunities. The Company anticipates generating revenues from our finance leasing business, the acquisition and disposal of financial assets and the application of block-chain technology for online sales of products.

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

The main scope of the Yidu project includes the establishment of:

1.	one modern orange distribution and sales center (the “distribution center”);

2.	one orange comprehensive utilization deep processing zone (the “deep processing zone”), including:

a)	one 45 ton/hour concentrated orange juice and byproduct deep processing production line;

b)	juice drink bottling production line with a capacity to produce 6,000 glass-bottle drinks per hour;

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

On November 23, 2015, the Company started the construction of the Yidu project. As the Chinese government recently tightened environment regulations, the Company is in the process of adapting the Yidu project to the new standards and the project has been delayed. Since the Company’s current cash flow cannot support the future input of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $16.80 million with respect to construction in progress and fixed assets of this project, and an impairment cost of $0.62 million with respect to the orange plantation in the fourth quarter of fiscal year 2017.

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

Pursuant to the Agreement, the Company is responsible for the construction and financing of the Project with a total investment of RMB 445.6 million (approximately $71.9 million) in buildings and equipment, which also includes a fee for the land use rights for the Project land in the amount of RMB 0.3 million per mu. The Committee is responsible for financing and constructing the basic infrastructure surrounding the Project, such as the main water supply, main water drainage, natural gas, electricity, sewage, access roads to the Project, natural gas and communications networks. As the Company’s current cash flow is not sufficient to support the construction of this project, the project is temporary suspended (except for the Mei County National Kiwi Fruit Wholesale Trading Center, which has started normal operations as mentioned in the next paragraph), and the Company will assume the construction once it has enough capital.

As of the date of this report, Mei County National Kiwi Fruit Wholesale Trading Center is in normal operations by the Company. There are a number of enterprises operating in the trading center including, as of the date of this report, 12 express delivery companies, 4 logistic companies, four on-line sales companies, two packing companies and three agriculture companies. In addition, all government departments that are relevant to the operations of the Mei County National Kiwi Fruit Wholesale Trading Center have moved into the trading center. Currently, Mei County National Kiwi Fruit Wholesale Trading Center is building a data platform for agricultural products in the western part of China, an agricultural business incubator, and an online-to-offline agricultural products trading center. To meet this requirement, the Company is upgrading its software and the project has been delayed. The Company expects to complete its investment in the trading center in the third quarter of 2018, and has generated certain income from the trading center through rental income from cold storage and shops, and expect for additional income from logistic services.

As part of the Mei County National Kiwi Fruit Wholesale Trading Center project, on April 19, 2013, we established Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”) to engage in the business of producing kiwi fruit juice, kiwi puree, cider beverages, and related products. The total estimated investment was RMB 294 million. As of the date of this report, the Company has finished the building of an R&D center and an office building with a total investment of RMB 76.2 million (approximately $11.24 million), the Company has also purchased a fruit juice production line of RMB 129 million (approximately $19.02 million). As the Chinese government recently tightened environmental regulations, the Company is in the process of adapting this project to the new standards, and construction has been stopped since early 2017. Because the Company’s current cash flow cannot support the future input of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $30.26 million with respect to construction in progress and fixed assets of this project.

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

The Company has made partial payment to acquire land use rights from the local government, purchase equipment and build facilities. As of date of this report, the Company has finished construction of an office building, dormitory, refrigeration storage facility and warehouse. However, due to heavy competition in the concentrated apple juice business in China, our Huludao Wonder and Yingkou facilities in Liaoning have had no production in the past two years, and the construction work on Suizhong project is also currently suspended. Since the Company’s current cash flow cannot support the future input of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $25.06 million with respect to construction in progress and fixed assets of this project.

Letter of Intent for Purchase of Biological Assets

In April 2016, the Company signed a letter of intent with Mei County Kiwifruits Investment and Development Corporation to purchase 833.5 mu (approximately 137 acres) of kiwifruits orchard in Mei County. The purchase price will be determined by a third party valuation company appointed by both parties. As of the date of this report, the valuation has not been completed and the purchase price has not been settled. The Company paid RMB 200 million (approximately $30 million) as a deposit in the second quarter of 2016. The purchase is subject to government approval, approval by the Company’s Board of Directors and a definitive agreement negotiated and signed by the parties. Pursuant to the letter of intent, the Deposit shall be returned to the Company within 10 working days upon the request of the Company if the kiwifruits orchard cannot be transferred to the Company according to the schedule. The Company expects to complete the purchase process before December 31,2018. This Deposit is recorded as deposits in the company’s balance sheet as of June 30, 2018.

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

Results of Operations

Comparison of Three Months ended June 30, 2018 and 2017:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended June 30, 2018 and 2017, respectively (in thousands for the revenue):

	Three month ended June 30,		Change
	2018	2017	Amount	%
Concentrated apple juice and apple aroma	$157	$31	$126	406%
Concentrated kiwifruit juice and kiwifruit puree	202	117	85	73%
Concentrated pear juice	-	113	(113)	(100%)
Fruit juice beverages	399	2,504	(2,076)	(83%)
Others	30	12	(11)	(92%)
Total	$788	$2,777	$(1,989)	(72%)

Sales for the three months ended June 30, 2018 were $0.8 million, a decrease of $2.0 million, when compared to sales for the same period of the prior year. As a percentage, sales decreased by 72% for the three months ended June 30, 2018, when compared to total net sales for the same period of the prior year.

Sales from apple-related products as a percentage of total sales were 20% for the three months ended June 30, 2018, as compared to 1% for the same period of the prior year. The absolute amount of sales were $0.16 million for the three months ended June 30, 2018, an increase of $0.13 million, when compared to the sales of $0.03 million for the same period of the prior year, mainly because of an increase in the unit price of apple-related products in the international market, which was offset by a decrease in sales volume. The Company sold approximately 64 tons of concentrated apple juice in the three months ended June 30, 2018, compared to 460 tons of concentrated apple juice in the same period of 2017.  The sales price during the three months ended June 30, 2017 was very low, as the sales was for products with low quality.  Most of our concentrated apple juice was sold directly or indirectly to the international market. Because of the negative market trends during 2016 and 2017 in the international market and estimated lower margins in previous years, our Yingkou and Huludao Wonder factories did not operate their concentrated apple juice production facilities in 2016, 2017 and year-to-date 2018, which, despite recent improvements in the international demand for apple-related products, caused a lower inventory of concentrated apple juice and required us to purchase supply from third-party manufacturers to meet the demand from our customers. In December 2016, the Company established a winding-down plan to close the Huludao Wonder operation, as it suffered continued operating losses in the three fiscal years prior to 2016 and the cash flow was minimal for these three years. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. In fiscal years 2017 and 2016, the Company’s recorded an impairment loss of $11.3 million and $2.4 million, respectively, with respect to the concentrated fruit juice production equipment and fixed assets in Huludao Wonder. If the international concentrated apple juice demand continues to improve in future, the Company may resume the operation of our Yingkou factory in 2018.

Sales from concentrated kiwifruit juice and kiwifruit puree as a percentage of total sales were 26% and 4% for the three months ended June 30, 2018, and June 30, 2017, respectively. The absolute amount of sales were $0.2 million for the three months ended June 30, 2018, an increase of $0.1 million, when compared to the sales of $0.1 million the same period of the prior year, primarily due to a slight increase in the amount of products sold in the second quarter of 2018 as compared to the same period of 2017, which was partially offset by a decrease in sales price of our products.

Sales from concentrated pear juice as a percentage of total sales were 0% and 4% for the three months ended June 30, 2018, and June 30, 2017, respectively. We did not sell any concentrated pear juice in the second quarter of 2018, as compared to $0.1 million for the three months ended June 30, 2017, during which we sold 1,149 tons of concentrated pear juice. The decrease of revenue generated from concentrated pear juice was mainly because of a decrease in customers’ demand.

Sales from our fruit juice beverages as a percentage of total sales were 51% and 90% for the three months ended June 30, 2018, and June 30, 2017, respectively. The absolute amount of sales were $0.4 million for the three months ended June 30, 2018, a decrease of $2.1 million, when compared to the sales of $2.5 million for the same period of the prior year. The decline in revenues during the second quarter of 2018 was primarily due to a decrease in the in-store demand of our products as a result of heavy competition in the Chinese market as consumers increased their fruit juice beverage purchases through on-line home delivery of groceries instead of through the traditional in-store supermarkets in which we sell our products.

Sales from other products were $30,000 for the three months ended June 30, 2018 as compared to $12,000 for the same period of prior year. The amount of sales of other products is expected to be unstable and is generally not indicative of our future sales of other products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margins, which is gross profit as a percentage of the related revenues, for the three months ended June 30, 2018 and 2017, respectively (in thousands for the gross profit):

	Three months ended June 30,
	2018		2017
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$47	30%	$3	10%
Concentrated kiwifruit juice and kiwifruit puree	13	6%	36	31%
Concentrated pear juice	-	-%	21	19%
Fruit juice beverages	96	22%	1,226	49%
Others	17	50%	6	50%
Total/Overall (for gross margin)	$173	47%	$1,292	47%

The consolidated gross profit for the three months ended June 30, 2018 was $0.17 million, a decrease of $1.12 million, from $1.29 million for the same period of 2017, primarily due to a decrease of sales from of our products as a result of a decrease in our sales volume.

The gross profit margin of concentrated apple juice for the second quarters of 2018 and 2017 were 30% and 10%, respectively. We did not have any inventory of concentrated apple juice during the second quarters of 2018 and 2017, and we had to purchase concentrated apple juice to satisfy our customers’ demand, which caused lower margins. The increase in gross margin in the second quarter of 2018 was mainly due to an increase in the sales prices of such products to our customers.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree segment was 6% and 31% for the second quarters of 2018 and 2017, respectively, primarily due to a decrease in production during the second quarter of 2018 as a result of a decrease in market demand of our products, which resulted in a higher ratio of fixed expenses to the unit cost of our products.

The gross profit margin of the concentrated pear juice was 19% for the second quarters of 2017. We did not sell any concentrated pear juice during the second quarter of 2018 as there was no demand for such products.

The gross profit margin of our fruit juice beverages decreased from 49% for the three months ended June 30, 2017, to 24% for the same period of 2018. The decrease of gross margin of fruit juice beverages was primarily due to a decrease in production, which resulted in a higher ratio of fixed expenses to the unit cost of our products. The decrease in production volume is mainly due to a decrease in quantity ordered from our customers as a result of heavy competition in the market.

The gross profit margin of other products was 57% and 50% for the three months ended June 30, 2018 and June 30, 2017, respectively.  The gross margin of other products is not stable.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended June 30, 2018 and 2017, respectively:

	Second quarter of 2018		Second quarter of 2017
	Amount	% of revenue	Amount	% of revenue
General and administrative	$2,271,785	288%	$3,077,013	111%
Selling expenses	447,745	57%	311,078	11%
Total operating expenses	$2,719,530	345%	$3,388,091	121%

Operating expenses decreased for the three months ended June 30, 2018 compared to the corresponding period in 2017, mainly due to a decrease in general and administrative expenses.

General and administrative expenses decreased by $0.8 million, or 26%, from $3.1 million to $2.3 million for the three months ended June 30, 2018 compared to the same period of last fiscal year. The decrease was mainly due to a decrease in depreciation cost of fixed assets in the second quarter of 2018 as compared to the same period of 2017. The Company recorded an impairment cost of $54.7 million related with its fixed assets in 2017, which resulted in a lower depreciation expenses in the second quarter of 2018.

Selling expenses increased by $0.15 million, or 44%, from $0.3 million to $0.45 million for the three months ended June 30, 2018 as compared to the same period in 2017, mainly due to an increase in advertising costs for fruit juice beverages as we tried to increase our sales volume.

Other Income (Expense), Net

Other expenses, net were $418,233 and $564,406 for the three months ended June 30, 2018 and 2017, respectively. The decrease in other expenses was mainly due to a decrease in interest expense. Interest expense decreased from $595,313 for the second quarter of 2017 to $415,785 for the same period of 2018, representing a decrease of $179,528. The decrease was primarily due to lower bank loan amounts and interest rates on our bank loans in the second quarter of 2018 as compared to the same period of 2017.

Income Tax

Our provision for income taxes was $0 for the three months ended June 30, 2018, as compared to $198,663 for the same period of last year. We did not generate any income tax as all of our subsidiaries suffered a loss in the second quarter of 2018.

Noncontrolling Interests

As of June 30, 2018 SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo, and Hedetang Holding (HK) held a 73.42% interest in SkyPeople (China). TSD held a 26.36% interest in SkyPeople (China). Net income attributable to non-controlling interests increased mainly due to the increase in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Comparison of Six Months ended June 30, 2018 and 2017:

Revenue

The following table presents our consolidated revenues for each of our main products for the six months ended June 30, 2018 and 2017, respectively (in thousands for the revenue):

	Six months ended June 30		Change
	2018	2017	Amount	%
Concentrated apple juice and apple aroma	$203	$1,050	$(847)	(81%)
Concentrated kiwifruit juice and kiwifruit puree	313	311	2	1%
Concentrated pear juice	17	1,036	(1,019)	(98%)
Fruit juice beverages	726	3,326	(2,600)	(78%)
Others	91	13	78	600%
Total	$1,350	$5,736	$(4,386)	(76%)

Sales for the six months ended June 30, 2018 were $1.4 million, a decrease of $4.3 million, when compared to net sales for the same period of the prior year. As a percentage, net sales decreased by 76% for the six months ended June 30, 2018, when compared to total net sales for the same period of the prior year.

Sales from apple-related products as a percentage of total sales were 15% for the six months ended June 30, 2018, as compared to 18% for the same period of the prior year. The absolute amount of sales were $0.2 million for the six months ended June 30, 2018, a decrease of $0.9 million when compared to the sales of $1.1 million for same period of the prior year, mainly due a decrease of the volume of products sold. Most of our concentrated apple juice was sold directly or indirectly to the international market. Because of the negative market trends during 2016 and 2017 in the international market and estimated lower margins in previous years, our Yingkou and Huludao Wonder factories did not operate their concentrated apple juice production facilities in 2016, 2017 and year-to-date 2018, which, despite recent improvements in the international demand for apple-related products, caused a lower inventory of concentrated apple juice and required us to purchase supply from third-party manufacturers to meet the demand from our customers. In December 2016, the Company established a winding-down plan to close the Huludao Wonder operation, as it suffered continued operating losses in the three fiscal years prior to 2016 and the cash flow was minimal for these three years. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. In fiscal years 2017 and 2016, the Company’s recorded an impairment loss of $11.3 million and $2.4 million, respectively, with respect to the concentrated fruit juice production equipment and fixed assets in Huludao Wonder. If the international concentrated apple juice demand continues to improve in future, the Company may resume the operation of Yingkou factory in 2018.

Sales from concentrated kiwifruit juice and kiwifruit puree as a percentage of total sales were 23% and 5% for the six months ended June 30, 2018, and June 30, 2017, respectively. The absolute amount of sales were $0.3 million and $0.3 million for the six months ended June 30, 2018 and June 30, 2017, respectively. We sold 252 and 118 tons of concentrated kiwifruit juice and kiwifruit puree during the six months ended June 30, 2018 and June 30, 2017, respectively.

Sales from concentrated pear juice as a percentage of total sales were 1% and 18% for the six months ended June 30, 2018, and June 30, 2017, respectively. The absolute amount of sales was $0.02 million for the six months ended June 30, 2018, a decrease of $0.98 million, when compared to the sales of $1.0 million for the same period of the prior year, mainly because of a decrease in the volume of concentrated pear juice sold, which was due to a decrease in customer demand. We sold 18 and 2,302 tons of concentrated pear juice during the six months ended June 30, 2018 and June 30, 2017, respectively.

Sales from our fruit juice beverages as a percentage of total sales were 54% and 58% for the six months ended June 30, 2018, and June 30, 2017, respectively. The absolute amount of sales was $0.7 million for the six months ended June 30, 2018, a decrease of $2.6 million, when compared to the sales of $3.3 million for the same period of the prior year, primarily due to a decrease in sales volume as a result of heavy competition in the China market.

Sales from other products were $0.09 million for the six months ended June 30, 2018 as compared to $0.01 million for the same period of the prior year. The sales from other products for the six months ended June 30, 2018 were concentrated pineapple juice and peach juice. We do not expect continued sales from other products as customers’ orders related to other products are not stable.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the six months ended June 30, 2018 and 2017, respectively (in thousands for the gross profit):

	Six months ended June 30,
	2018		2017
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$52	26%	$32	3%
Concentrated kiwifruit juice and kiwifruit puree	23	7%	81	26%
Concentrated pear juice	1	6%	147	14%
Fruit juice beverages	126	17%	1,561	47%
Others	33	53%	6	46%
Total/Overall (for gross margin)	$235	17%	$1,827	32%

The consolidated gross profit for the six months ended June 30, 2018 was $0.2 million, a decrease of $1.6 million, from $1.8 million for the same period of 2017, primarily due to a decrease in revenue for the reasons discussed above.

The gross profit margin of concentrated apple juice for the six months ended June 30, 2018 and 2017 were 26% and 3%, respectively. The increase in gross margin was mainly due to an increase in the sales price of concentrated apple juice in the international market.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree decreased from 26% for the six months ended June 30, 2017 to 7% for the same period of 2018, primarily due to a decrease in production during the six months ended June 30, 2018, which resulted in a higher ratio of fixed expenses to the unit cost of our products.

The gross profit margin of the concentrated pear juice decreased from 14% for the six months ended June 30, 2017 to 6% for the same period of 2018, primarily due to the higher costs of fixed cost allocation, primarily due to a decrease in production during the six months ended June 30, 2018, which resulted in a higher ratio of fixed expenses to the unit cost of our products.

The gross profit margin of our fruit juice beverages decreased from 47% for the six months ended June 30, 2017 to 17% for the same period of 2018. The decrease of gross margin of fruit juice beverages was primarily due to a decrease in production, which resulted in a higher ratio of fixed expenses to the unit cost of our products.

The gross profit margin of other products was 36% and 46% for the six months ended June 30, 2018 and June 30, 2017, respectively.  The gross margin of other products is not stable.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the six months ended June 30, 2018 and 2017, respectively:

	First half of 2018		First half of 2017
	Amount	% of revenue	Amount	% of revenue
General and administrative	$5,021,630	372%	$5,932,342	103%
Selling expenses	541,228	40%	505,957	9%
Total operating expenses	$5,562,858	412%	$6,438,299	112%

Operating expenses was $5.6 million and $6.4 million for the six months ended June 30, 2018 and June 30, 2017, respectively, a decrease of $0.8 million, mainly due to a decrease in general and administrative expenses.

General and administrative expenses decreased by $0.9 million, or 15%, from $5.9 million to $5.0 million for the six months ended June 30, 2018 compared to the same period of the last fiscal year. The decrease was mainly due to a decrease in depreciation cost of fixed assets in the six months ended June 30, 2018 as compared to the same period of 2017. The Company recorded an impairment cost of $54.7 million related with its fixed assets in 2017, which resulted in a lower depreciation expenses six months ended June 30, 2018.

Selling expenses increased slightly from $5.1 million for the six months ended June 30, 2017 to $5.4 million for the same period in 2017, mainly due to an increase in advertising cost for our beverages, which was partially offset by a decrease in shipping and handling expenses as a result of a decrease in volume of sales.

Other Income (Expense), Net

Other expenses, net were $870,831 for the six months ended June 30, 2018 and other expenses, net were $422,015 for the same period of 2017. The increase in other expenses for the six months ended June 30, 2018 was mainly due to a decrease in subsidy income. Subsidy income for the six months ended June 30, 2017 was $342,124, which mainly represents the value-added tax rebates provided on our exports. We did not have any subsidy income for the six months ended June 30, 2018.

Income Tax

Our provision for income taxes was $0 and $260,085 for the six months ended June 30, 2018 and June 30, 2017, respectively. As all of our subsidiaries suffered a loss for the six months ended June 30, 2018, we did not accrue any income tax expenses in our book.

Noncontrolling Interests

As of June 30, 2018, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo, and Hedetang Holding (HK) held a 73.42% interest in SkyPeople (China). TSD held a 26.36% interest in SkyPeople (China). Net income attributable to non-controlling interests increased mainly due to the increase in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $0.4 million, a decrease of $4.2 million, or 91%, from $4.6 million as of December 31, 2017. The decrease in cash, cash equivalents and restricted cash was mainly due to a loss of $6.2 million during the six months ended June 30, 2018. We expect that the projected cash flows from operations, anticipated cash receipts, cash on hand, and trade credit to provide sufficient capital to meet our projected operating cash requirements at least for the next 12 months, which does not take into account any potential expenditures related to the possible expansions of our current production capacity.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was negative $58 million as of June 30, 2018, a decrease of $80 million from working capital of $22 million as of June 30, 2017 mainly due to a decrease in current assets. During the six months ended June 30, 2018, net cash used by our operating activities was $5.2 million compared to net cash provided by operating activities of $86.5 million during the same period of 2017. The increase in cash flow used by operating activities was primarily due to an increase in net loss of $1.1 million and an increase in advances to suppliers and other current assets of $5.9 million

During the six months ended June 30, 2018 and June 30, 2017, our investing activities used net cash of $0.1 million and $1.2 million respectively. Our capital expenditure was $0.1 million during the six months ended June 30, 2018.

During the six months ended June 30, 2018, our financing activities generated net cash inflow of $0.2 million as compared to cash inflow of $5.0 million in the same period of 2017. During the first half of 2017, the Company borrowed $2,021,142 on bank loans, and the Company repaid $594,290 on bank loans for the same period of last year.

Off-balance sheet arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2017, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013. Based on this assessment, our management concluded that, as of June 30, 2018, there is a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Notwithstanding this material weakness, our management has concluded that, based upon the interim remediation of internal control described above, our consolidated financial statements for the periods covered by and included in this report are prepared in accordance with U.S. GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As described in our Annual Report for the year ended December 31, 2017 and Quarterly Report for the three months ended March 31, 208, we are party to a number of legal proceedings. Except as described below, there have been no material developments in those proceedings during the three months ended June 30, 2018.

On June 29, 2015, SkyPeople China entered into a loan agreement with Beijing Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 30 million (approximately $4.59 million) from Beijing Bank. Hongke Xue, Yongke Xue and Xiujun Wang provided guarantees for the loan and Shaanxi Boai Medical Technology Development Co., Ltd. (“Shaanxi Boai”) provided certain real estate property as a pledge for the loan. SkyPeople China did not repay the loan on time and Beijing Bank filed an enforcement request with Xi’an Intermediate People's Court in June 2017. The Xi’an Intermediate People’s Court has seized real estate properties pledged by Shaanxi Boai and Xiujun Wang. In April, 2018, Xi’an Intermediate Court organized two auction sale for real estate property pledged by Shaanxi Boai but they were not successful. The Court has made inquiries to the Beijing Bank as to whether it is willing to accept the pledged real estate property of Shaanxi Boai as the repayment of the outstanding loan for the amount RMB 27,932,300 (approximately $4.12 million). The real estate property pledged by Xiujun Wang is her only residential property, and Ms. Wang has raised objections to the enforcement action against her property with the Court. The Court is in the process of reviewing her objections.

On March 8, 2016, SkyPeople China entered into a loan agreement with Ningxia Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 25 million (approximately $3.83 million) from Ningxia Bank. Hongke Xue, Yongke Xue, Lake Chen, Shaanxi Boai Medical Technology Development Co., Ltd. and Shaanxi Qiyiwangguo provided guarantees for the loan. SkyPeople China also pledged 37 equipment and its trademarks to Ningxia Bank for the loan. SkyPeople China has not repaid the loan and Ningxia Bank filed enforcement action with Xi’an Intermediate people's court in August 2017. The Court has frozen the assets of SkyPeople China that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by SkyPeople China for its business. In July, 2018, Shaanxi Qiyiwangguo filed petition to the Court and requested the termination of the enforcement action on the basis that its guarantee of the loan was not valid because the seal used on the guarantee agreement was not authentic and the guarantee was not approved by the shareholders of Shaanxi Qiyiwangguo. The Court is in the process of reviewing the petition and the enforcement action has been suspended.

On May 9, 2016, SkyPeople China entered into loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 22.9 million (approximately $3.50 million) from China Construction Bank. Shaanxi Province Credit Reassurance Company (“Credit Reassurance Company”) provided a guarantee to China Construction Bank for the loan, Mr. Hongke Xue and Mr. Yongke Xue provided their guarantees, and SkyPeople China provided an office space that it owned to Credit Reassurance Company as a pledge. SkyPeople China has not repaid the loan and Credit Reassurance Company repaid the loan for SkyPeople China. In June 2017, Credit Reassurance filed an enforcement action request with Xi’an Intermediate People’s Court in June 2017. In December 2017, the Xi’an Intermediate People’s Court seized the office space of SkyPeople China and put it up for auction sales in February and April 2018, but neither auction sale was successful. In June, 2018, the Court issued a verdict that the pledged office space shall be used as repayment of the debt in amount of RMB 12,214,800 (approximately $1.8 million) to Credit Reassurance Company. SkyPeople China shall repay the remaining debt of RMB 22,809,236 to Credit Reassurance Company.

In August, 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed a lawsuit with Beijing 2nd Intermediate People’s Court (the “Beijing Intermediate Court”) against the Company’s indirectly wholly-owned subsidiaries Shaanxi Guoweimei Kiwi Deep Processing Company, Ltd. (“Guoweimei”) and Hedetang Farm Products Trading Market (Mei County) Co., Ltd. (“Trading Market Mei County Co”, and together with Guoweimei, “Leasees”) requested that Leasees repay RMB 50 million (approximately $7.65 million) in capital lease fees, plus interest. Cinda has purchased or paid for refrigerant warehouse and trading hall to the suppliers and vendors and agreed to lease them to the Leasees for a leasing fee of RMB 50 million in December, 2016. The capital leasing fee became due on its maturity date of June 2017, with certain land use rights of Leasees in Mei County and equity of Guoweimei as a pledge. The Company has disputed that the land use rights for the refrigerant warehouse and trading hall were never sold to or transferred to Cinda, therefore it is loan agreement and not capital lease agreement among the parties. Leasees have taken the position that Cinda is not a bank and does not have government permits required to make loans in China, and the agreements including pledge agreement were invalid, void and without legal effect from the beginning. Therefore, the Company only has the obligations to repay principal but not the interest. In November 2017, Beijing Intermediate Court ruled in favor of Cinda and the Leasees have appealed the case to Beijing Supreme Court. Beijing Supreme Court held a hearing at the end of July 2018 but has not yet made a ruling. As the Company may still be liable for this loan, the Company recorded expenses and liability of $7.66 million as the result of the enforcement proceeding in the third quarter of 2017.

On October 31, 2017, Xi’an Shanmei Food Co. Ltd. filed a lawsuit against Shaanxi Qiyiwangguo, a majority-owned subsidiary of the Company, with Zhouzhi County People’s Court in connection with a Land Lease Agreement entered into by the parties on October 1, 2013. On March 2, 2018, Zhouzhi County People’s Court issued verdict that: (i) the Land Lease Agreement was thereby terminated; (ii) Shaanxi Qiyiwangguo shall pay Xi’an Shanmei the outstanding leasing fee RMB 211,621 (approximately $32,557) and (iii) Shaanxi Qiyiwangguo shall return the 29.3 mu industrial use land to Xi’an Shanmei. Shaanxi Qiyiwangguo has appealed the decision to the Xi’an Intermediate People’s Court on the basis that: (x) the land use right was a capital contribution by Xi’an Shanmei for a shareholder of Shaanxi Qiyiwangguo who is also the sole shareholder of Xi’an Shamei and Land Lease Agreement was invalid and has no legal effect; (y) Zhouzhi Court did not schedule the hearing for the count claims filed by Shaanxi Qiyiwangguo; and (z) Zhouzhi Court violated certain civil procedures during the trial of the case. Xi’an Intermediate People’s Court has not yet schedule a hearing for the appeal.

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
August 20, 2018

By:	/s/ Hanjun Zheng
Hanjun Zheng
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)
August 20, 2018

