Form 10-Q
period 2018-09-30
Future FinTech Group Inc.
filed 2018-11-19
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Class	Outstanding at November 15, 2018
Common Stock, $0.001 par value per share	31,017,083

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FUTURE FINTECH GROUP INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$324,123	$4,586,757
Accounts receivable, net of allowance of $14,741,931 as of September 30, 2018 and $5,583,194 (CORRECTED) as of December 31, 2017, respectively	1,076,402	17,156,130
Other receivables	31,951,900	36,781,068
Inventories	2,104,171	2,097,307
Advances to suppliers and other current assets	5,751,077	1,437,657
TOTAL CURRENT ASSETS	41,207,673	62,058,919

PROPERTY, PLANT AND EQUIPMENT, NET	24,221,552	28,065,460
LAND USE RIGHT, NET	31,052,566	33,118,454
LONG TERM ASSETS	60,810,199	67,509,002
TOTAL ASSETS	$157,291,990	$190,751,835

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$35,142,773	$11,349,288
Accrued expenses	66,810,494	99,910,577
Income tax payable	1,577	-
Advances from customers	4,310,425	655,938
Short-term bank loans	5,814,630	6,121,637
TOTAL CURRENT LIABILITIES	112,079,899	118,037,440

NON-CURRENT LIABILITIES
Long-term debt	21,136,179	22,252,150
Obligations under capital leases	16,634,135	17,512,402
TOTAL NON-CURRENT LIABILITIES	37,770,314	39,764,552
TOTAL LIABILITIES	149,850,213	157,801,992

EQUITY

Future Fintech Group Inc., Stockholders’ equity
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value; 60,000,000 shares authorized and 26,071,083 shares issued and outstanding as of September 30, 2018 and 8,333,333 shares authorized and 5,370,245 shares issued and outstanding as of December 31, 2017, respectively	26,071	5,173
Additional paid-in capital	109,246,500	109,090,782
Retained earnings	(26,177,587)	(2,346,689
Accumulated other comprehensive loss	(96,345,146)	(94,142,481)
Total Future FinTech Group Inc. stockholders’ equity	(13,250,162)	12,606,785
Non-controlling interests	20,691,939	20,343,058
TOTAL EQUITY	7,441,777	32,949,843
TOTAL LIABILITIES AND EQUITY	$157,291,990	$190,751,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$308,691	$4,443,710	$1,658,911	$10,179,416
Cost of goods sold	459,893	4,519,587	1,574,843	8,427,936
Gross profit	(151,202)	(75,877)	84,068	1,751,480

Operating Expenses
General and administrative expenses	2,577,333	8,660,710	8,962,643	14,593,052
Selling expenses	14,982,148	221,684	15,088,692	727,641
Total operating expenses	17,559,481	8,882,394	24,051,335	15,320,693

Loss from operations	(17,710,683)	(8,958,271)	(23,967,267)	(13,569,213)

Other income (expense)
Interest income	9,317	-	8,289	2,032
Subsidy income	-	573,040)	-	915,164
Interest expenses	(399,292)	(112,743)	(1,260,671)	(738,705)
Other income (expenses)	(115)	2,238,382	(7,492)	2,098,173
Total other income (expenses)	(390,090)	2,698,679	(1,259,874)	2,276,664

Loss before income tax	(18,100,773)	(6,259,592)	(25,227,141)	(11,292,549)
Income tax provision	-	(1,825)	-	258,260
Net loss	(18,100,773)	(6,257,767)	(25,227,141)	(11,550,809)

Less: Net loss attributable to non-controlling interests	(508,648)	2,971,298	(1,444,625)	2,767,477

NET LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	(17,592,125)	(9,229,065)	(23,782,516)	(14,318,286)

Discontinued Operations (Note 11)
Loss from discontinued operations	1,128	(45,418)	(48,382)	(142,126)
NET LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	(17,590,997)	(9,274,483)	(23,830,898)	(14,460,412)

Other comprehensive income (loss)
Foreign currency translation adjustment	348,796	4,953,922	(164,737)	7,912,158
Comprehensive loss	(17,750,849)	(1,349,263)	(25,440,260)	(4,500,777)
Comprehensive income (loss) attributable to non-controlling interests	(977,257)	1,195,760	(226,773)	452,317
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	$(18,728,106)	$(153,503)	$(25,667,033)	$(4,048,460)

Loss per share:
Basic loss per share from continued operations	(0.94)	(1.89)	(1.27)	(3.01)
Basic loss per share from discontinued operations	-	(0.01)	-	(0.03)
Basic loss per share from net income	(0.94)	(1.90)	(1.27)	(3.04)
Diluted loss per share:
Diluted loss per share from continued operations	(0.93)	(1.86)	(1.26)	(2.97)
Diluted loss per share from discontinued operations	-	(0.01)	-	(0.03)
Diluted loss per share from net income	(0.93)	(1.87)	(1.26)	(3.00)

Weighted average number of shares outstanding
Basic	18,680,092	4,751,552	18,680,092	4,751,552
Diluted	18,907,150	4,814,052	18,907,150	4,814,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,830,898)	$(14,460,412)
Adjustments to reconcile net loss to net cash provided by operating activities
Minority interest	1,444,625	2,767,477
Depreciation and amortization	9,718,294	2,341,178
Bad debt	14,931,963	-
Changes in operating assets and liabilities
Accounts receivable	6,120,377	6,908,544
Other receivable	(215,026)	(1,248,917)
Advances to suppliers and other current assets	(4,313,420)	5,384,278)
Inventories	(6,864)	(1,021,369)
Accounts payable	23,865,067	(115,060)
Accrued expenses	(33,100,083)	1,250,827
Income tax payable	1,577	(796,119)
Advances from customers	3,654,487	453,592
Net cash provided by (used in) operating activities	(1,729,901)	1,464,019

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment	(1,902)	(1,042,191)
Proceeds from disposal of plant, property and equipment	-	-
Prepayment for other assets	-	851,294
Purchase of intangible assets	-	-
Net cash used in investing activities	(1,902)	(190,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock	-	4,880,921
Decrease in restricted cash	-	-
Proceeds from short-term notes	-	139,599
Repayment of short-term bank loans	-	(690,739)
Repayment of long term debt	-	-
(Repayment) proceeds from related party loan	-	2,079,369
Payment for capital lease	-	-
Net cash provided by financing activities	-	6,409,150

Effect of change in exchange rate	(2,530,831)	(4,280,356)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,262,634)	3,401,916
Cash and cash equivalents, beginning of period	4,586,757	1,143,585
Cash and cash equivalents, end of period	$324,123	$4,545,501

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$737,651
Cash paid for income taxes	$-	$258,260

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$-	$851,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2018 and the results of operations and cash flows for the periods ended September 30, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date.

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

2.	Business Description and Significant Accounting Policies

The principal activities of Future FinTech Group Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) consist of production and sales of fruit juice concentrates, fruit juice beverages and other fruit-related products in the People’s Republic of China (“PRC”, or “China”), and overseas markets. We are also currently in the process of transitioning our business into the following, most of which are still in the developmental stage: the design, development, testing, deployment and maintenance of a blockchain-based Globally Shared Shopping Mall and other related software systems; the operation of a supply chain, logistics and trading business for fruit juice products, foods and other consumer and agricultural products; bulk agricultural products spot trading business and financial technology businesses, including software development and information services for the financial leasing and project finance industries through intelligent investment advisory and blockchain technology; related asset and equity investment management; and the development and operation of a blockchain platform for cryptocurrency conversion between Bitcoin and mBTC and payment and other services (“DCON”).

The Company’s activities are principally conducted by subsidiaries operating in the PRC.

Organizational Structure

Our current organizational structure is set forth in the diagram below:

Future FinTech Group, Inc.
(Florida, U.S.)
"Future FinTech"
100%
SkyPeople Foods Holdings Limited
(BVI)
"SkyPeople Foods"
100%
Digital Online Marketing Limited
(BVI)
"Digital Online"
100%
DigiPay FinTech Ltd.
(BVI)
"DigiPay FinTech"
100%
GlobalKey SharedMall Limited
(Cayman)
"GlobalKey SharedMall"
100%
QR (HK) Limited
(HK)
"QR HK"
100%
Future FinTech
(HongKong) Limited
(HK)
"Future FinTech (HK)"
60%
DCON DigiPay Limited
(Japan)
"DCON DigiPay"
100%
HeDeTang Holdings (HK) Ltd.
(HK)
"HeDeTang Holdings (HK)"
73.41%
SkyPeople Juice Group Co., Ltd.
PRC
"SkyPeople (China)"
26.36%
Shenzhen TianShunDa Equity
Investment Fund Management Co.,
Ltd.
(PRC)
"Tianshunda"
▲ Shenzhen Hedetang Industrial Co.,
Ltd.
(PRC)
"Shenzhen Hedetang"
100%
▲ HeDeJiaChuan Holding Group
Co., Ltd.
(PRC)
"HeDeJiaChuan Holding"
100%
Future Digital Tech (Xi' an) Ltd.
(PRC)
"Digital Tech (Xi' an)"
100%
China Agricultural Silkroad Finance
Lease Limited
(PRC)
"Finance Lease"
100%
Hedetang Foods Industry (Yida) Co.,
Ltd.
(PRC)
"Foods Industry Yida"
26.36%
3%
Xi'an Cornucopia International Co.,
Ltd.
(PRC)
"Xi'an Cornucopia"
70.64%
99.4%
0.6%
Xi'an Hedetang Nutritious Food
Research Institute Co. Ltd.
(PRC)
"Hedetang Research"
100%
HeDeJiaChuan Foods (Xi'an) Co.,
Ltd.
(PRC)
"HeDeJiaChuan Xi'an"
100%
Chain Future
Digital Tech
(Beijing) Ltd.
(PRC)
"Chain
Future"
GlobalKey
Supply Chain
Limited.
(PRC)
"GlobalKey"
100%
80%
Shaanxi China
Agricultural
Silk Road
Farm Products
Trading
Center Co.,
Ltd. (PRC)
"China
Agricultural
Silk Road
Trading
Center"
10%
90%
Hedetang
Farm Products
Trading
Markets (Mei
county) Co.,
Ltd. (PRC)
"Trading
Market Mei
County"
55%
Zhonglian
Hengxin
Assets
Management
Co., Ltd.
(PRC)
"Zhonglian
Hengxin"
51.02%
Yingkou
Trusty Fruit
Juice Co.,
Ltd.
(PRC)
"Yingkou"
48.98%
51.02%
Huludao
Wonder
Fruit Co.,
Ltd.
(PRC)
"Huludao
Wonder"
48.98%
100%
Hedetang
Agricultural
Plantations
(Yida)
(PRC)
"Agricultural
Plantations
Yida"
91.15%
Shaanxi
Qiyiwangguo
Modern
Organic
Agriculture
Co., Ltd.
(PRC)
"Shaanxi
Qiyiwangguo"
99.5%
Shaanxi
Heying
Trading Co.,
Ltd.
(PRC)
"Shaanxi
Heying"
78%
Xi'an
Hedetang E-
Commerce
Co., Ltd.
(PRC)
"Hedetang
E-Commerce"
22%
90%
Hedetang
Foods
Industry
(Zhouzhi)
Co., Ltd.
(PRC)
"Foods
Industry
Zhouzhi"
10%
90%
Hedetang
Foods
Industry
(Jingyang)
Co., Ltd.
(PRC)
"Foods
Industry
Jingyang"
10%
99.5%
SkyPeople
(Suizhong)
Fruit and
Vegetable
Products Co.,
Ltd.
(PRC)
"SkyPeople
Suizhong"
100%
HeDeJiaChuan
Foods (Yichang)
Co., Ltd.
(PRC)
"HeDeJiaChuan
Yichang"
96.67%
Shaanxi
Guo Wei
Mei Kiwi
Deep
Processing
Co., Ltd.
(PRC)
"Guo Wei
Mei"
3.33%
Xi'an Taizhan Financial
Management
Co., Ltd.
(PRC)
"Xi' an Taizhan"
20%
Shaanxi
Chunlv
Ecological
Agriculture
Co. Ltd.
(PRC)
"Shaanxi
Chunlv"
45%
Shaanxi
Yinlian
Heijin
Investment
Management
Co., Ltd.
(PRC)
"Shaanxi
Yinlian"

(1)	Xi’an Qinmei Food Co., Ltd., an entity not affiliated with the Company, owns the remaining 8.85% of the equity interest in Shaanxi Qiyiwangguo.

(2)	Formerly known as Shaanxi Tianren Organic Food Co. Ltd.

(3)	Hedetang Foods Industry (Yidu) Co., Ltd. (“Foods Industry Yidu”), formerly known as SkyPeople Juice Group Yidu Orange Products Co., Ltd., was established on March 13, 2012. Its scope of business includes deep processing and sales of oranges.

(4)	Hedetang Agricultural Plantations (Yidu) Co., Ltd., formerly known as Hedetang Fruit Juice Beverages (Yidu) Co., Ltd., was established on March 13, 2012. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, farm products; fresh fruit picking; research, training and promotion of planting and breeding technology.

(5)	SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. was established on April 26, 2012. Its scope of business includes the initial processing, quick-freezing and sales of agricultural products and related by-products.

(6)	Hedetang Farm Products Trading Market (Mei County) Co., Ltd., formerly known as SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. (“Kiwi Fruit & Farm Products”) was established on April 19, 2013. Its scope of business includes preliminary processing of agricultural and subsidiary products, establishment of trading markets for agriculture products, and similar activities.

(7)	Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. was established on April 19, 2013. Its scope of business includes producing kiwi fruit juice, kiwi puree, cider beverages, and similar products.

(8)	Xi’an Hedetang Fruit Juice Beverages Co., Ltd. (“Xi’an Hedetang”) was established on March 31, 2014. Its scope of business includes the production and sales of fruit juice beverages. On August 10, 2017, it changed its name to Xi’an Hedetang Nutritious Food Research Institute Co., Ltd.

(9)	Xi’an Cornucopia International Co., Ltd. (“Cornucopia”) was established on July 2, 2014. Its scope of business includes the retail and wholesale of pre-packaged food.

(10)	Shaanxi Fruitee Fun Co., Ltd. (“Fruitee Fun”) was established on July 3, 2014. Its scope of business includes retail and wholesale of pre-packaged food. Shaanxi Fruitee Fun Co., Ltd. (also known as Shaanxi Guoweiduomei Beverage Co., Limited) changed its name to Hedetang Foods Industry (Xi’an) Co., Ltd. (“Foods Industry Xi’an”) on July 5, 2016. On June 6, 2017, it again changed its name to HedeJiachuan Foods (Xi’an) Co. Ltd.

(11)	Hedetang Holding Group Co., Ltd., formerly known as Hedetang Holding Co., Ltd., (“Hedetang Holding”) was established on July 21, 2014. Its scope of business includes corporate investment consulting, corporate management consulting, corporate image design and corporate marketing planning. On June 14, 2017, it changed its name to HedeJiachuan Holding Group Co. Ltd.

(12)	The Company acquired Huludao Wonder Co. Ltd. (“Huludao”) on September 10, 2008. Its scope of business mainly includes the manufacture and sale of concentrated fruit juice and fruit juice beverages.

(13)	The Company acquired Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) on November 25, 2009. Its scope of business mainly includes the manufacture of concentrated fruit juice.

(14)	Hedetang Foods Industry (Jingyang) Co., Ltd. (“Foods Industry Jingyang”) was established on September 7, 2016. Its scope of business includes processing, storage and sales of farm products, fruits, tea and snacks; as well as research and promotion of processing technology of organic agriculture, fruit industry and agricultural products.

(15)	HedeJiachuan Foods (Yichang) Co. Ltd (“Hedejiachuan Yichang”), formerly known as Hedetang Farm Products Trading Market (Yidu) Co., Ltd., and Hedetang Foods Industry (Yichang) Co., Ltd, was established on March 23, 2016. Its scope of business includes construction, operation, and property management of a farm products trading market; e-commerce services for farm products; and construction and operation management of an e-commerce information platform.

(16)	Xi’an Hedetang E-Commerce Co., Ltd. was established on April 21, 2016. Its scope of business includes online sales of pre-packaged foods and bulk foods.

(17)	The Company acquired Hedetang Foods (China) Co., Ltd. (“Hedetang Foods China”) on May 18, 2016 through the acquisition of DigiPay FinTech Limited (formerly known as Belking Foods Holdings Group Co., Ltd.), the 100% indirect shareholder of Hedetang Foods China, on the same date. It changed its name to China Agricultural Silkroad Finance Lease Ltd. on May 24, 2018. The scope of business of China Agricultural Silkroad Finance Lease Ltd. includes finance leasing; purchasing leased property domestically and abroad; commercial factoring related to its main businesses; residual value processing related to the leasing business and similar activities.

(18)	Hedetang Agricultural Plantations (Mei County) Co., Ltd. was established on September 2, 2016. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, Chinese herbal medicine, and farm products; fresh fruit picking; research, training and promotion of planting and breeding technology, development and training for E-commerce and online sales of agricultural and sideline products. On September 6, 2017, it changed its name to Shaanxi China Agricultural Silk Road Farm Products Trading Center Co., Ltd.

(19)	Hedetang Foods Industry (Zhouzhi) Co., Ltd. (“Foods Industry Zhouzhi”) was established on November 29, 2016. Its scope of business includes production, processing and sales of kiwifruit wine, juice, puree and beverages; storage and sales of fresh fruits; and import and export of a variety of products and technology.

(20)	Future FinTech (HongKong) Limited (“FinTech HK”), formerly known as Future World Trading (Hong Kong) and SkyPeople International Trading (HK) Limited, was first established on July 27, 2016. It mainly engages in the import and export of food products.

(21)	GlobalKey Supply Chain Limited, formerly known as Shaanxi Quangoutong E-commerce Inc., was acquired on May 27, 2017. Its main business scope includes computer hardware and software development and sales, electronic products and communication equipment, computer network engineering design, business information consultation, online sales and online marketing, and investment management.

(22)	Shaanxi Heying Trading Co. Ltd was established on December 17, 2009. Its main business scope includes the sales of pre-packaged food and bulk food; import and export of goods and technology; food technology research and development; business management and consulting, and corporate planning services.

(23)	Zhonglian Hengxin Assets Management Co., Ltd. (“Zhonglian Hengxin”) was established in Xi’an in 2017. Its main business scope includes asset management (except for financial, securities, futures and other restricted items); asset acquisition, asset disposal and asset operation (except for financial, securities, futures and other restricted items); planning and advisory for corporate restructure and merger and acquisition; equity and real estate investment (no public offerings, restricted to investment through assets of the company itself ); financial business process outsourcing entrusted by financial institutions; financial information technology outsourcing entrusted by financial institutions; financial knowledge process outsourcing. Businesses that require approval by government agencies shall only operate within the scope of such approval.

(24)	Shenzhen Hedetang Industrial Co., Ltd. (“Shenzhen Hedetang”) was established on September 29, 2017. Its main business scope includes industrial projects (specific items to be declared separately); domestic trade; and import and export businesses.

(25)	DigiPay FinTech Limited (“DigiPay FinTech”), formerly known as Belking Foods Holdings Group Co., Ltd., was established on May 3, 2016.

(26)	QR (HK) Limiter (“QR HK”), formerly known as GlobalKey Holdings Limited, was established on January 13, 2012 and its name was changed on October 23, 2018. It was established mainly to engage in the import and export of food products.

(27)	DCON DigiPay Limited (“DCON DigiPay”) was established on February 5, 2018 in Tokyo, Japan. Its main business scope includes the development and marketing of a blockchain based payment system, computer software, asset management consulting, and business consulting.

(28)	Future Digital FinTech (Xi’an) Ltd. (“FinTech (Xi’an)”) was established on February 9, 2018 in Xi’an. Its main business scope includes software development and marketing, information consulting services, and financial information technology development.

(29)	GlobalKey SharedMall Limited (“GlobalKey SharedMall”) was established on March 6, 2018 in the Cayman Islands. Its main business scope includes an online trading and shopping platform for fresh fruits, juices and other products and services, using blockchain technology.

(30)	Chain Future Digital Tech (Beijing) Ltd, (“Chain Future”) was established on July 10, 2018. Its main business scope includes technical services and technology transfer, development, promotion and consultation; wholesale of computers, software and auxiliary equipment, electronic products, and other related products. This company will focus its business on acting as an accelerator for blockchain projects and it plans to provide basic support including technical support, whitepaper editing, solution design and financial management services for its clients. Its business will also include training and cultivating technicians for blockchain projects, providing consultation services regarding cryptocurrency exchanges and tokens listing matters, as well as marketing-related services. Its named was changed to Future Digital Tech (Xi’an) Ltd. on May 24, 2018.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of SkyPeople (China), Finance Lease, Hedejiachuan Holding, Huludao Wonder, Xi’an Cornucopia, Hedetang Research, Yingkou, Shaanxi Qiyiwangguo, Hedetang E-commerce, SkyPeople Suizhong, Agricultural Plantation Mei County, Food Industry Yidu, Food Industry Jingyang, Guo Wei Mei, Agriculture Plantation Yidu, Trading Market Yidu, Trading Market Mei County, Hedetang Plantations, Foods Industry Zhouzhi, GlobalKey Supply Chain Limited, Shaanxi Heying Trading Co. Ltd., Zhonglian Hengxin, Shenzhen Hedetang, FinTech (Xi’an), Chain Future, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

Uses of Estimates in the Preparation of Financial Statements

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts receivable, estimated useful life and residual value of property, plant and equipment, provision for staff benefit, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from these estimates.

Going on Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

In 2018, the Company continued its transition into a financial technology, online sales and internet distribution business with blockchain technology. These businesses are still under development and have not generated any significant revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its new business strategy and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

The shared shopping mall platform invested in by the Company is expected to be in operation in December 2018. During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business and technologies. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders. The Chinese government has provided financial support to companies developing blockchain technologies in many regions of China. The Company expects to receive cash flow from the on-line trading and governmental funding. In addition, the Company is seeking equity cooperation for different projects related to the development of blockchain technologies, which could provide additional funding.

In the past year, the Company funded operations by operating cash flow, using cash proceeds received from debt issuance of common stock. For the coming year, the Company plans to continue to fund the Company through cash flow from operation revenues and the other potential sources of funding discussed above.

There can be no assurance that the Company will be able to achieve its business plan, raise any additional capital or secure the additional financing necessary to implement its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to significantly reduce its operating costs, increase its revenues and eventually regain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $13,523 and $1,246 for the three months ended September 30, 2018 and 2017, respectively; and $156,729 and $327,097 for the nine months ended September 30, 2018 and 2017, respectively; are reported in the Consolidated Statements of Income and Comprehensive Income (Loss) as a component of selling expenses.

Leases

Leases are reviewed and classified as capital or operating at their inception in accordance with ASC Topic 840, Accounting for Leases. For leases that contain rent escalations, the Company records monthly rent expense equal to the total amount of the payments due in the reporting period over the lease term. The difference between rent expense recorded and amount paid is credited or charged to a deferred rent account.

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

Recent Accounting Pronouncement

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The standard requires implementation costs incurred by customers in cloud computing arrangements to be capitalized and amortized under the same premises of authoritative guidance for internal-use software. Adoption of ASU 2018-15 did not have any other material effect on the results of operations, financial position or cash flows of the Company.

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

February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220), “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 was issued to allow the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effect resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. The Tax Cuts and Jobs Act, among other things, reduced the corporate tax rate from 35% to 21%, which required the re-evaluation of any deferred tax assets or liabilities at the lowered tax rate which potentially could leave disproportionate tax effects in accumulated other comprehensive income. ASU 2018-02 allows for the election to reclassify these stranded tax effects to retained earnings. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. Adoption of ASU 2018-02 did not have any other material effect on the results of operations, financial position or cash flows of the Company.

There were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2018 compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 that are of significance or potential significance to us.

3.	Inventories

Inventories by major categories are summarized as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Raw materials and packaging	$951,136	$837,613
Finished goods	1,153,035	1,259,694
Inventories	$2,104,171	$2,097,307

4.	Related Party Transaction

Sales to Related Party

The Company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. (“Fullmart”) for approximately $0 and $58,972 for the nine months ended September 30, 2018 and 2017, respectively. The accounts receivable balances were approximately $0 as of September 30, 2018 and December 31, 2017, respectively. Fullmart is a company indirectly beneficially-owned by our Chairman and Chief Executive Officer, Mr. Yongke Xue.

Long-term Loan – Related Party

There were no long-term loans to a related party as of each of September 30, 2018 and 2017.

5.	Concentrations

(1)	Concentration of Customers

Sales to our five largest customers accounted for an aggregate of approximately 9% and 4% of our net sales during the three months ended September 30, 2018 and 2017, respectively. There was no single customer representing over 10% of total sales for the three months ended September 30, 2018 and September 30, 2017, respectively.

(2)	Concentration of Suppliers

One supplier accounted for 10% and 11% of our purchases for the three months ended September 30, 2018 and 2017, respectively.

6.	Issuance of Common Stock and Warrants

On November 2, 2017 (the “Agreement Date”), a wholly-owned indirect subsidiary of the Company, Hedetang Foods (China) Co., Ltd. (“Hedetang”), entered into a series of Creditor’s Rights Transfer Agreements (collectively, the “Acquisition Agreements”) with each of Shaanxi Chunlv Ecological Agriculture Co. Ltd., Shaanxi Boai Medical Technology Development Co., Ltd., and Shaanxi Fu Chen Venture Capital Management Co. Ltd. (collectively, the “Sellers”). Pursuant to the Acquisition Agreements, Hedetang agreed to purchase certain creditor’s rights associated with companies located in the PRC, for an aggregate purchase price of RMB 181,006,980 (approximately $27,344,096), of which RMB 108,604,188 (approximately $16,437,248.50) was paid in cash and RMB 72,402,792 (approximately $10,937,639) was paid in shares of common stock of the Company based on the average of the closing prices of Future FinTech’s common stock over the five trading days preceding the date of the Acquisition Agreements.

A summary of the Acquisition Agreements is as follows:

1) Shaanxi Chunlv Ecological Agriculture Co. Ltd. agreed to transfer all its credit rights of principal and interest owed by Xi’an Tongji Department Store Co., Ltd. to Hedetang. As of the Agreement Date, the book balance of the principal was RMB 23,625,000, the interest was RMB 38,281,900, and the total credit balance, including the principal and the interest, was RMB 61,906,900, of which the RMB 19,757,800 credit was guaranteed by a third party company.

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

3) Shaanxi Fu Chen Venture Capital Management Co., Ltd. agreed to transfer all its credit rights of principal and interest owed by State Owned Shaanxi No. 8 Cotton and Textile Mill to Hedetang. As of the Agreement Date, the book balance for the principal was RMB 72,370,000, the interest was RMB 138,037,700, the total of credit including the principal and the interest was RMB 210,407,700, and there was no effective guarantee or pledged assets to secure this debt.

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

In connection with the Acquisition Agreements and to provide funding for their consummation, on November 3, 2017, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Mr. Zeyao Xue (“Xue”) pursuant to which Future FinTech agreed to sell 11,362,159 shares of its common stock (the “Shares”) to Xue for an aggregate purchase price of $16,437,248.50. The per share price for the Shares was determined using the average closing price quoted on the NASDAQ Global Market for the common stock of the Company over the three (3) trading days prior to the date of the Share Purchase Agreement (the “Purchase Price”), subject to potential upward adjustment. The consummation of the Share Purchase Agreement was contingent on Future FinTech receiving shareholder approval at a Special Shareholders Meeting for an amendment to its articles of incorporation and the approval of Share issuance under the Share Purchase Agreement by the shareholders of the Company.

On April 6, 2018, the Company issued an aggregate 7,111,599 shares of the Company’s common stock to three individuals designated by the Sellers in the respective amounts of 3,409,466, 3,323,225 and 378,908 shares, pursuant to the Acquisition Agreements, and 11,362,159 shares of the Company’s common stock pursuant to the Share Purchase Agreement, which such issuances were approved by the Company’s shareholders at a special meeting held on March 13, 2018.

On January 23, 2018, DigiPay FinTech Limited (“DigiPay”), a limited liability company incorporated in the British Virgin Islands and a wholly-owned subsidiary of the Company, and Peng Youwang (“Peng”), a Chinese citizen, entered into a DCON Digital Assets Transfer Agreement (the “Agreement”).

Under the terms of the Agreement, Peng transferred to DigiPay a 60% ownership interest in certain digital assets of DCON, a blockchain platform for cryptocurrency conversion, payment and other services (“DCON”), including but not limited to its business plan and white papers, business models, software, codes, architectures, codes, software, applications, technologies, patents, copyrights, trade secrets, customer lists, business points, trading platforms, digital rights, authentication systems, agreements and contracts, intellectual property, token, and the DCON communities established on Nova Realm City (the “Transfer Assets”) for an aggregate purchase price of $9,600,000 (the “Purchase Price”). The Company paid the Purchase Price by issuing to Peng 1,200,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), equaling a per share sale price of $8.00 (the “Share Payment”). Half of the shares of Common Stock subject to the Share Payment were issued within 30 days of the date of the Agreement, and the remaining Share Payment shares were issued within 90 days of the date of the Agreement. On May 3, 2018, the Company issued the remaining 600,000 shares of its common stock to Mr. Peng and his designee according to the Agreement.

The Agreement also contains customary representations and warranties regarding the Transfer Assets and the ownership thereof, and covenants regarding the parties’ cooperation. DigiPay and Peng further agreed to establish a Japanese operating company for the Transfer Assets, of which DigiPay will hold a 60% ownership interest and Peng’s designee will hold a 40% ownership interest.

On January 5, 2018, the Company issued 880,580 shares of its common stock to Reits (Beijing) Technology Co. Ltd., a limited liability company incorporated in China (“Reits”) pursuant to the Technology Development Service Contract (the “Service Agreement”) signed on December 18, 2017 by Reits and GlobalKey Supply Chain Ltd. (“GlobalKey”), a limited liability company incorporated in China and a wholly owned subsidiary of the Company.

Under the Service Agreement, Reits shall provide services to GlobalKey relating to the design, development, testing, deployment and maintenance of a blockchain-based Globally Shared Shopping Mall and other software systems (the “System”). Following the completion and delivery of the System by Reits, (i) GlobalKey shall provide the hardware and network requirements for the trial deployment of the System, (ii) Reits shall provide training of GlobalKey’s staff in the use and operation of the System, and (iii) for a period of one year from the System delivery date and for no additional charge, Reits shall provide ongoing System maintenance and technical support (the “Free Maintenance Period”). Following the completion of the Free Maintenance Period, GlobalKey may elect to engage Reits for ongoing maintenance and technical support. Under the Service Agreement, GlobalKey shall pay Reits aggregate consideration of RMB 13,000,000 ($2,067,397), of which RMB 9,100,000 ($1,447,178) may be paid in shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a per share price equal to the average of the Common Stock’s closing prices over the 5 trading days prior to the date of the Agreement, or $1.554 per share (the “Share Payment”). The exchange rate between US$ and RMB for the payment is 1:6.65. The Share Payment was made within 15 business days of the date of the Service Agreement, and the remaining Service Agreement consideration shall be paid by GlobalKey in accordance with the schedule described in the Service Agreement. The Company paid RMB 876,663 ($139,416) and RMB 788,353 ($115,459) in cash to Reits in the first and second quarter of 2018, respectively.

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

As of September 30, 2018, there were no shares of stock available for awards under the 2011 Stock Incentive Plan. As of September 30, 2018, there were 1,300,000 shares of stock available for awards under the 2017 Omnibus Equity Plan

On March 29, 2017, the Company issued 250,000 shares of the Company’s unrestricted common stock to six of the Company’s employees pursuant to our 2015 Omnibus Equity Plan, which was approved by the Company’s shareholders at the annual stockholders meeting on November 19, 2015. The Company recorded an expense of $250 in the first quarter of fiscal 2017 under the 2015 Omnibus Equity Plan, reflecting a par value of $0.001 per share of the Company’s common stock.

The Company’s 2015 Omnibus Equity Plan permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 250,000 shares of Common Stock. As of September 30, 2018, there were no shares of stock available for awards under the 2015 Stock Incentive Plan.

7.	Other Receivables

As of September 30, 2018, the balance of other receivables was $31.1 million, which mainly consisted of a deposit of approximately $29.1 million for the purchase of a kiwi orchard in Mei County.

In April 2016, the Company signed a letter of intent with Mei County Kiwifruits Investment and Development Corporation to purchase 833.5 mu (approximately 137.3 acres) of kiwifruits orchard in Mei County. The purchase price will be determined by a third-party valuation company appointed by both parties. As of the date of this report, the valuation has not been completed. The Company paid RMB 200 million (approximately $29.1 million) as a deposit (the “Deposit”) in the second quarter of 2016. The purchase is subject to government approval, approval by the Company’s Board of Directors and a definitive agreement negotiated and signed by the parties. As Mei County is in the process of governmental personnel change, the approval was delayed. Pursuant to the letter of intent, the Deposit shall be returned to the Company within 10 working days upon the request of the Company if the kiwifruits orchard cannot be transferred to the Company according to the schedule. As the previous staff of Mei County Kiwifruits Investment and Development Corporation were not satisfied with the redundancy compensation package, the valuation was delayed and the Company expects to complete the purchase process in the third quarter of 2019. As the transaction is not completed, the Company recorded this deposit as other receivables in its balance sheet.

8.	Long-term Assets (CORRECTED)

As of September 30, 2018, the balance of long-term assets was $60.8 million, which mainly consisted of a balance of approximately $28.8 million for the leasing fee for the kiwifruits orchard in Mei County and a balance of approximately $18.4 million for the leasing fee for the orange orchard in Yidu city.

On August 3, 2016, Shaanxi Guoweimei Kiwi Deep Processing Company, an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 20,000 mu (approximately 3,292 acres) of a kiwifruits orchard located in Mei County, Shaanxi Province, with the Di’ErPo Committee of Jinqu Village, Mei County, Shaanxi for a term of 30 years, from August 5, 2016 to August 4, 2046. The annual leasing fee is RMB 1,250 (approximately $181) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016, 2026 and 2036. The Company made a payment of RMB 250 million (approximately $36.3 million) for the first 10 years’ leasing fees on August 15, 2016, which is recorded as deposit in the Company’s balance sheet. The Company has amortized $2,875,943 as expenses during the nine months ended September 30, 2018.

On August 15, 2016, Hedetang Agricultural Plantations (Yidu) Co., Ltd., an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 8,000 mu (approximately 1,317 acres) of an orange orchard located in the city of Yidu, Hubei Province, with the Yidu Sichang Farmers Association, Hubei Province, for a term of 20 years, from September 22, 2016 to September 21, 2036. The annual leasing fee is RMB 2,000 (approximately $290) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016 and 2026. The Company made a payment of RMB 160 million (approximately $23.3 million) for the first 10 years’ of leasing fees on September 20, 2016, which is recorded as deposits in the Company’s balance sheet. The Company has amortized $1,840,603 as expenses during the nine months ended September 30, 2018.

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

As of September 30, 2018, there was an outstanding bank loan of $5.8 million owed by Huludao Wonder to a lending bank. Huludao Wonder has disputed the interest rate on this loan with the bank, and stopped payment of interest on this loan during 2016. The bank sued Huludao Wonder and demanded that Huludao Wonder pay back the loan principal and the outstanding interest. The Huludao Court has seized land use rights, buildings and equipment of Huludao Wonder that were pledged as guarantee for the loan and has organized two auction sales for these assets in January and February of 2018, but both auction sales were unsuccessful in finding a buyer. As of the date of this report, the Company has not yet reached an agreement with the bank. On July 19, 2018, the Court issued verdict for Huludao Wonder to pay the outstanding principal and interest of the loan with Huludao Wonder’s land use rights, building, equipment, electronic and transportation assets. As of September 30, 2018, the inventory and fixed assets of Huludao Wonder have been fully impaired, and the book value of the land use right was approximately $4.2 million. Huludao Wonder plans to file for bankruptcy in the fourth quarter of 2018 after receiving board approval.

During the process of winding down the Company’s operation in Huludao Wonder, the Company incurred general and administrative expenses of approximately $112,427 and $142,118 during the nine months ended September 30, 2018 and 2017, respectively.

Loss from discontinued operations for the three and nine months ended September 30, 2018 and 2017 was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2017 (Unaudited)

REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
General and administrative	(62,917)	(45,410)	(112,427)	(142,118)
Selling expenses	-	-	-	-
Total	(62,917)	(45,410)	(112,427)	(142,118)

OTHER INCOME (EXPENSE)
Interest expense	-	(8)	-	(9)
Other income	-	-	-	1
Total	-	(8)	-	(8)
Loss from discontinued operations before income tax	(62,917)	(45,418)	(112,427)	(142,126)
Income tax provision	-	-	-	-

LOSS FROM DISCONTINUED OPERATIONS	$(62,917)	$(45,418)	(112,427)	(142,126)

The loss from discontinued operations was $112,427 and $142,126 for the nine months ended September 30, 2018 and 2017, respectively. The Company does not provide a separate cash flow statement for the discontinued operation. The loss from discontinued operations was deemed as cash outflow from operating activities of the discontinued operation. The Company believes there will not be any future significant cash flows from the discontinued operation, as the outstanding accounts receivable and accounts payable are immaterial to the Company’s financial position and liquidity.

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

For the three months ended September 30, 2018 (in thousands):

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Others	Total
Reportable segment revenue	$-	$82	$18	$202	$7	$309
Inter-segment loss	-	-		-	-	-
Revenue from external customers	-	82	-	202	75	309
Segment gross loss	$-	$(6)	$18	$(134)	$(11)	$(151)

For the three months ended September 30, 2017 (in thousands):

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Others	Total
Reportable segment revenue	$1,122	$196	$26	$3,865	$15	$5,224
Inter-segment loss	(560)	(12)	(13)	(195)	-	(780)
Revenue from external customers	562	184	13	3,670	15	4,444
Segment gross profit (loss)	$(30)	$45	$1	$(99)	$7	$(76)

For the nine months ended September 30, 2018 (in thousands)

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Others	Total
Reportable segment revenue	$231	$538	$66	$1,158	$100	$2,093
Inter-segment loss	(28)	(143)	(31)	(230)	2	(434)
Revenue from external customers	203	395	35	928	98	1,659
Segment gross profit (loss)	$52	$17	$1	$(8)	$22	$84

For the nine months ended September 30, 2017 (in thousands):

	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Others	Total
Reportable segment revenue	$2,637	$579	$1,797	$9,517	$28	$14,558
Inter-segment loss	(1,025)	(84)	(748)	(2,521)	(1)	(4,379)
Revenue from external customers	1,612	495	1,049	6,996	27	10,179
Segment gross profit	$2	$126	$148	$1,462	$13	$1,751

The following table reconciles reportable segment profit to the Company’s condensed consolidated income before income tax provision for the three months ended September 30, 2018 and 2017:

	2018	2017
Segment profit	$(151,202)	$(75,877)
Unallocated amounts:
Operating expenses	(4,970,962)	(8,882,394)
Other income (expenses)	(390,090)	2,698,679
Loss before tax provision	$(5,512,254)	$(6,259,592)

11.	Entry into a Material Definitive Agreement

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

Under the terms of the Agreement, Mr. Chenliu shall transfer to Digipay a 10% ownership interest in InUnion (the “InUnion Shares”) for an aggregate purchase price of $15,000,000 (the “Purchase Price”). The Company paid the Purchase Price on October 19, 2018 by issuing to Mr. Chenliu 5 million shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), equaling a per share sale price of $3.00 (the “Share Payment”). The Company is in the process of changing the shareholder's registration with the local government.

Upon acquiring the InUnion Shares, Digipay will have access to, and use of, certain software, technology and related intellectual property of InUnion without further payment. Digipay will also have the right to designate a director nominee to the board of directors of InUnion.

In addition to the InUnion Shares, Digipay shall also purchase 20,000,000 of the INU tokens issued by InUnion (the “INU Tokens”) for an aggregate purchase price of $1,000,000, which amount shall be paid in immediately available funds within 180 days of the date of the Agreement. Digipay may be issued additional INU Tokens and shares of InUnion’s capital stock in the event that, after being listed on a global digital assets exchange, the INU Tokens fail to maintain certain minimum trading price requirements.

12.	Commitments And Contingencies

Litigation

In April 2015, China Cinda Asset Management Co., Ltd. Shaanxi Branch (“Cinda Shaanxi Branch”) filed two enforcement proceedings with Xi’an Intermediate People’s Court (the “Court”) against the Company for alleged defaults pursuant to guarantees by the Company to its suppliers for a total amount of RMB 39,596,250 or approximately $5.8 million.

In September 2014, two long term suppliers of pear, mulberry, and kiwi fruits to the Company requested that the Company provide guarantees for their loans with Cinda Shaanxi Branch. Considering the long term business relationship and to ensure the timely supply of raw materials, the Company agreed to provide guarantees on the value of the raw materials supplied to the Company. Because Cinda Shaanxi Branch is not a bank authorized to provide loans, it eventually provided financing to the two suppliers through the purchase of accounts receivables of the two suppliers with the Company. In July, 2014, the parties entered into two agreements – an Accounts Receivables Purchase and Debt Restructure Agreement, and Guarantee Agreements for Accounts Receivables Purchase and Debt Restructure. Pursuant to the agreements, Cinda Shaanxi Branch agreed to provide a RMB 100 million credit line on a rolling basis to the two suppliers and the Company agreed to pay its accounts payables to the two suppliers directly to Cinda Shaanxi Branch and provided guarantees for the two suppliers. In April 2015, Cinda Shaanxi Branch stopped providing financing to the two suppliers and the two suppliers were unable to continue the supply of raw materials to the Company. Consequently, the Company stopped making any payment to Cinda Shaanxi Branch.

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

Upon the Court’s suggestion, parties agreed to a settlement discussion in April 2017. As a part of the settlement discussion, on April 18, 2017, the Company withdrew its non-enforcement request with the Court without prejudice. Both parties are still in the process of settlement negotiations. If the parties cannot reach a settlement agreement, the Company has the right to refile the non-enforcement request with the Court. As the Company may still be liable for this loan, the Company recorded expenses and liability of $5.8 million as the result of these two enforcement proceedings in the third quarter of 2018.

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

In April 2015, SkyPeople China entered into a loan agreement with Shaanxi Fangtian Decoration Co. Ltd. (“Fangtian”). Pursuant to the loan agreement, SkyPeople China borrowed RMB 3.5 million (approximately $508,780) from Fangtian. SkyPeople China has not repaid the loan and Fangtian filed a lawsuit with Xi’an Yanta District People’s Court (“Yanta District Court”). On August 10, 2017, Yanta District Court ruled against SkyPeople China and determined that SkyPeople China must repay the loan of RMB 3.5 million plus interest RMB of 402,500 (approximately $585,098). SkyPeople China currently is in discussions with Fangtian on the payment terms and the final amount.

Shaanxi Hengtong Development Co. Ltd. (“Hengtong”) is a coal supplier to SkyPeople China’s Jingyang Branch (“SkyPeople Jingyang”). In November, 2016, Hengtong filed a lawsuit against SkyPeople Jingyang for unpaid coal deliveries and interest for a total amount of RMB 3,133,916 (approximately $455,564). On March 13, 2017, SkyPeople Jingyang received judgment from Jingyang County People’s Court ordering SkyPeople Jingyang to repay RMB 1.78 million (approximately $258,751) to Hengtong. SkyPeople Jingyang appealed the judgement to Xianyang Intermediate People’s Court, and on August 29, 2017, Xiangyang Intermediate Court affirmed the lower court’s decision. SkyPeople Jingyang currently is in discussions with Hengtong regarding payment terms and the final amount.

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Huludao Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay a RMB 40 million (approximately $5.81 million) bank loan, plus interest. The loan became due on its maturity date of December 9, 2016. On December 19, 2016, the Huludao Court accepted the case. The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date. Wonder Fruit believes that the interest charged by Suizhong Branch is 100% higher than the base rate set by People’s Bank of China and is not in consistent with the China People’s Bank’s base interest and floating rate. The Huludao Court has seized land use rights, buildings and equipment of Wonder Fruit that were pledged as guarantee for the loan and has organized two auction sales for these assets in January and February of 2018, but both auction sales have been unsuccessful in finding a buyer. On July 19, 2018, the Court issued a verdict ordering Huludao Wonder to transfer its land use rights, building, equipment, electronic and transportation assets to Zuizhong Branch as payment of the outstanding principal and interest of the loan.

On June 29, 2015, SkyPeople China entered into a loan agreement with Beijing Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 30 million (approximately $4.36 million) from Beijing Bank. Hongke Xue, Yongke Xue and Xiujun Wang provided guarantees for the loan and Shaanxi Boai Medical Technology Development Co., Ltd. (“Shaanxi Boai”) provided certain real estate property as a pledge for the loan. SkyPeople China did not repay the loan on time and Beijing Bank filed an enforcement request with Xi’an Intermediate People's Court in June 2017. The Xi’an Intermediate People’s Court has seized real estate properties pledged by Shaanxi Boai and Xiujun Wang. The Court has made inquiries to the Beijing Bank as to whether it is willing to accept the pledged real estate property of Shaanxi Boai as the repayment of the outstanding loan for the amount RMB 27,932,300 (approximately $4.06 million). The real estate property pledged by Xiujun Wang is her only residential property and Ms. Wang has raised objections to the enforcement action against her property with the Court. Xi’an Intermediate People's Court has rejected the objection application of Ms. Wang, who is not satisfied with the ruling and applied for reconsideration to Shaanxi Province Supreme Court. The reconsideration application is under review and the ruling has not yet taken effect.

On March 8, 2016, SkyPeople China entered into a loan agreement with Ningxia Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 25 million (approximately $3.63 million) from Ningxia Bank. Hongke Xue, Yongke Xue, Lake Chen, Shaanxi Boai Medical Technology Development Co., Ltd. and Shaanxi Qiyiwangguo provided guarantees for the loan. SkyPeople China also pledged 37 pieces of equipment and the related trademarks to Ningxia Bank for the loan. SkyPeople China has not repaid the loan and Ningxia Bank filed an enforcement action with Xi’an Intermediate people's court in August 2017. The Court has frozen the assets of SkyPeople China that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by SkyPeople China for its business. In July, 2018, Shaanxi Qiyiwangguo filed a petition to the Court and requested the termination of the enforcement action on the basis that its guarantee of the loan was not valid because the seal used on the guarantee agreement was not authentic and the guarantee was not approved by the shareholders of Shaanxi Qiyiwangguo. The Court is in the process of reviewing the petition and the enforcement action has been suspended.

On December 23, 2015, SkyPeople China entered into two loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 13.90 million (approximately $2.02 million), and RMB 30 million (approximately $4.36 million) from China Construction Bank, respectively. Shaanxi Boai Medical Technology Development Co., Ltd. (“Boai”), Mr. Hongke Xue, Mr. Yongke Xue, Mrs. Xiujun Wang and Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) provided pledges for the loans. SkyPeople China has not repaid the loans and China Construction Bank filed an enforcement action with Xi’an Intermediate People's Court in March 2017. The Court has seized and sold by auction certain park space and land use rights pledged by Xiujun Wang and Boai for approximately RMB 25,000,000. The Court also seized certain land use rights pledged by Yingkou Trusty Fruits Co., Ltd., but the auction sale for those rights was not successful. SkyPeople China currently is in discussions with China Construction Bank on the payment terms and the final amount.

On May 9, 2016, SkyPeople China entered into loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 22.9 million (approximately $3.33 million) from China Construction Bank. Shaanxi Province Credit Reassurance Company (“Credit Reassurance Company”) provided a guarantee to China Construction Bank for the loan, Mr. Hongke Xue and Mr. Yongke Xue provided their guarantees, and SkyPeople China provided an office space that it owned to Credit Reassurance Company as a pledge. SkyPeople China has not repaid the loan and Credit Reassurance Company repaid the loan for SkyPeople China. In June 2017, Credit Reassurance filed an enforcement action request with Xi’an Intermediate People’s Court in June 2017. In December 2017, the Xi’an Intermediate People’s Court seized the office space of SkyPeople China and put it up for auction sales in February and April 2018, but neither auction sale was successful. In June, 2018, the Court issued a verdict that the pledged office space shall be used as repayment of the debt in amount of RMB 12,214,800 (approximately $1.78 million) to Credit Reassurance Company. SkyPeople China shall repay the remaining debt of RMB 22,809,236 to Credit Reassurance Company.

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed a lawsuit with Beijing 2nd Intermediate People’s Court (the “Beijing Intermediate Court”) against the Company’s indirectly wholly-owned subsidiaries Shaanxi Guoweimei Kiwi Deep Processing Company, Ltd. (“Guoweimei”) and Hedetang Farm Products Trading Market (Mei County) Co., Ltd. (“Trading Market Mei County Co”, and together with Guoweimei, “Lessees”) requested that Lessees repay RMB 50 million (approximately $7.27 million) in capital lease fees, plus interest. Cinda has purchased or paid for refrigerant warehouse and trading hall to the suppliers and vendors and agreed to lease them to the Lessees for a leasing fee of RMB 50 million in December, 2016. The capital leasing fee became due on its maturity date of June 2017, with certain land use rights of Lessees in Mei County and equity of Guoweimei as a pledge. The Company has disputed that the land use rights for the refrigerant warehouse and trading hall were never sold to or transferred to Cinda, therefore it is loan agreement and not capital lease agreement among the parties. Lessees have taken the position that Cinda is not a bank and does not have government permits required to make loans in China, and the agreements including pledge agreement were invalid, void and without legal effect from the beginning. Therefore, the Company only has the obligations to repay principal but not the interest. In November 2017, Beijing Intermediate Court ruled in favor of Cinda and the Lessees appealed the case to the Beijing Supreme Court. The Beijing Supreme Court held a hearing at the end of July 2018 but has not made a ruling yet. As the Company may still be liable for this loan, the Company recorded expenses and liability of $7.3 million as the result of the enforcement proceeding in the third quarter of 2017.

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed another lawsuit at Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Guoweimei and SkyPeople China for repayment of leasing fee of RMB 84,970,959 (approximately $12.35 million) plus interest. In January 2014, Guoweimei and SkyPeople China (the “Equipment Lessees”) signed an Equipment Financial Lease Purchase Agreement with Cinda and an equipment supplier pursuant to which Cinda would provide funds to purchase equipment and the Equipment Lessees would lease the equipment from Cinda. Guoweimei pledged certain land use rights in Mei County to Cinda and Xi’an Hedetang and Hedetang Holding pledged their equities in Guoweimei to Cinda to secure the repayment. Mr. Hongke Xue also provided a personal guarantee for the payment of the leasing fee. Beijing Intermediate Court had two hearings of the case and on March 21, 2018, and it ruled in favor of Cinda to the effect that SkyPople China and Guoweimei shall pay leasing fees due in the amount of RMB 20,994,048 (approximately $3.05 million), as well as leasing fees not yet due in the amount of RMB 63,975,910 (approximately $9.30 million), plus attorney’s fee and expenses. Beijing Intermediate Court also ruled that Mr. Hongke Xue is jointly liable for the debt as the guarantor, and that Cinda has priority rights to the pledged land use rights in Mei County and the pledged equities of Guoweimei as well as the ownership of the leasing properties until the leasing fees are paid. SkyPeople China has appealed the decision to the Beijing Supreme Court. Beijing Supreme Court rejected the appeal and upheld the original verdict on September 7, 2018.

On October 31, 2017, Xi’an Shanmei Food Co. Ltd. filed a lawsuit against Shaanxi Qiyiwangguo, a majority-owned subsidiary of the Company, with Zhouzhi County People’s Court in connection with a Land Lease Agreement entered into by the parties on October 1, 2013. On March 2, 2018, Zhouzhi County People’s Court issued verdict that: (i) the Land Lease Agreement was thereby terminated; (ii) Shaanxi Qiyiwangguo shall pay Xi’an Shanmei the outstanding leasing fee RMB 211,621 (approximately $30,762) and (iii) Shaanxi Qiyiwangguo shall return the 29.3 mu industrial use land to Xi’an Shanmei. Shaanxi Qiyiwangguo has appealed the decision to the Xi’an Intermediate People’s Court on the basis that: (x) the land use right was a capital contribution by Xi’an Shanmei for a shareholder of Shaanxi Qiyiwangguo who is also the sole shareholder of Xi’an Shanmei and Land Lease Agreement was invalid and has no legal effect; (y) Zhouzhi Court did not schedule the hearing for the count claims filed by Shaanxi Qiyiwangguo; and (z) Zhouzhi Court violated certain civil procedures during the trial of the case. Xi’an Intermediate People’s Court has not yet scheduled a hearing for the appeal.

In September 2017, Andrew Chien, a former consultant of SkyPeople China, brought a lawsuit against the Company and Mr. Hongke Xue in the District Court of Connecticut (the “Court”).  The complaint was not properly served and the Company learned of the litigation in December 2017. In the complaint, Mr. Chien has made several claims, most of which attempt to hold the Company liable under novel legal theories that relate back to an alleged breach of a consulting agreement between SkyPeople China and Chien from August, 2006.  Mr. Chien claimed approximately $257,000 damages and interest plus 2% of the Company’s then-outstanding shares. Mr. Chien has unsuccessfully attempted to sue the Company on the breach of the same consulting agreement several times in the courts of Connecticut and New York, and these cases have been dismissed.   The Company has filed a motion to dismiss (“MTD”) and all proceedings are stayed pending determination of the MTD. On August 31, 2018, the Court granted our MTD. On September 10, 2018, Mr. Chien filed motion for reconsideration. On September 28, 2018, the Court denied Mr. Chien’s motion for reconsideration. On October 26, 2018, Mr. Chien appealed the case to the United States Court of Appeals for the Federal Circuit. The Company will vigorously defend this lawsuit and expects to obtain early dismissal of Mr. Chien’s claims.

In the past couple of years, to expand our production and diversify our products and businesses, our subsidiaries in China borrowed funds from certain banks for our new construction projects. Because the business environment for manufacturing industries and financing conditions for privately-owned companies in China have deteriorated, banks have started to collect loans before their maturity dates for their own capital security, which has interrupted our business plans. In June 2017, one of the banks from which we had borrowed funds sent us an early payment request and applied for enforcement action with a local court, which led to other similar actions by other banks from which we had taken loans, who all declared their loans due and applied for enforcement actions. Due to these simultaneous demands, our subsidiaries have not been able to repay all the loans in a short period of time. Our subsidiaries have been in discussion with the banks to find solutions for the outstanding loans. The enforcement actions made by the banks are the usual practices used by the banks which do not cause actual impact to our daily business operation except for the borrowing from the banks or third parties. After discussions and negotiations with the banks, we will cooperate with each party to solve issues relating to our loans.

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

14.	Correction of an Error

The Company’s allowance for bad debt was $5,583,194 as of December 31, 2017, March 31, 2018 and June 30, 2018, respectively, which was disclosed incorrectly as “$3,081,437” in the balance sheet for the year ended December 31, 2017, quarter ended March 31, 2018 and June 30, 2018, respectively. The correct amount “5,583,194” is disclosed in the balance sheet of this report.

The Company recorded the leasing fee for the kiwifruits orchard in Mei County and Yidu city as long-term assets. These were mistakenly disclosed as “Deposits” in the note portion of the financial statements for the quarter ended March 31, 2018 and June 30, 2018. It is corrected as “long-term assets” in the note portion of this report.

The balance for the leasing fee for the kiwifruits orchard in Mei County was approximately $30.9 million as of June 30, 2018, and the balance for the leasing fee for the orange orchard in Yidu city was approximately $20.0 million as of June 30,2018. These amounts were disclosed incorrectly in the note portion for the 10Q report for the quarter ended June 30, 2018.

The Company noticed the above errors during a subsequent review. As these errors do not have an impact on the Company’s financial statement, the financial statement mentioned above were not restated.

15.	Subsequent Event

On October 19, 2018, the Company issued 5 million shares of its Common Stock to Mr. Chenliu pursuant to the InUnion Chain Ltd. Shares Transfer and IUN Digital Assets Investment Agreement between .Digipay Fintech Limited (“Digipay”), a limited liability company incorporated in the British Virgin Islands and a wholly-owned subsidiary of the Company, Mr. Chenliu, an individual resident of Costa Rica, and InUnion Chain Ltd. (“InUnion”), a British Virgin Islands company wholly owned by Mr. Chenliu, entered into on June 22, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) and in this Form 10-Q. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2017 Form 10-K.

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

Overview of Our Business

We are engaged in the production and sales of fruit juice concentrates (including fruit purees, concentrated fruit purees and concentrated fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages), and other fruit related products (including organic and non-organic fresh fruits) and the sales of the IB-LIVE series of products online and offline in and outside of the PRC. Our name reflects our intention to transition into a financial technology, online sales and internet distribution business using blockchain technology, and while such transition and businesses are under development, we have not generated any significant revenues from such services or products. Our fruit juice concentrates, which include apple, pear and kiwifruit concentrates, are sold to domestic customers and exported directly or via distributors. We sell our Hedetang branded bottled fruit beverages domestically primarily to supermarkets in the PRC. For the three months ended September 30, 2018, sales of our fruit concentrates, fruit beverages, fresh fruits and other fruit related products represented 32%, 65% and 2% of our revenue, respectively, compared to 17%, 83% and 0% of our revenue, respectively, for the same period of 2017.

In addition to our domestic sales, we also export our products. We sell our products either through distributors with good credit or to end users directly. Our main export market is Asia. We sell our other fruit related products to domestic customers.

Currently we produce five flavors of fruit beverages in 236 ml glass bottles, 258 ml glass bottles, 280 ml glass bottles, 418 ml glass and 500 ml glass bottles, 888 ml glass bottles, 1.21 L glass bottles and BIB (bag in box) packages, including kiwifruit juice, mulberry juice, peach juice, pomegranate juice and fruit and vegetable juice. We also produce two flavors of lactobacillus fruit beverages in 268 ml glass bottles, including lactobacillus kiwifruit juice and lactobacillus mulberry juice, as well as three beverages with rich dietary fiber in 330 ml glass bottles, including kumquat and grapefruit juice, kiwifruit juice and mulberry juice. We also produce Enzyme Drink products in 30ml bottles, a series of new flavored fruit juice purees in large 2.2kg family size packages and fruit and vegetable meal replacement powder in 500g cans. We currently sell our fruit beverages to over 100 distributors and more than 20,000 retail stores in approximately 20 provinces. Our products are sold through distributors in stores such as Hualian Supermarket in Beijing, RT-Mart in Shenyang, WOWO in Chengdu, the Quanjia convenient store chain, Vanguard in Xi’an, Carrefour in Chongqing and Shenyang and Lianhua Supermarket in Shanghai.

Our business is highly seasonal and can be greatly affected by weather because of the seasonal nature of the growing and harvesting of fruits and vegetables. Our core products are apple, pear and kiwifruit juice concentrates, which are produced from July or August to April of the following year. The squeezing season for (i) apples is from August to January or February; (ii) pears is from July or August until April of next year; and (iii) kiwifruit is from September through December. Typically, a substantial portion of our revenues is earned during our first and fourth quarters. Unlike fruit juice concentrates, which can only be produced during the squeezing season, our fruit beverages are made out of fruit juice concentrates and can be produced and sold in all seasons.

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

Our apple processing facilities were located in Liaoning Province, a region that abounds with high acidity apples. As we use the same production line for concentrated apple juice and concentrated pear juice and both Shaanxi Province and Liaoning Province are rich in fresh apple and pear production, our Liaoning facilities also produced concentrated pear juice and our Shaanxi Province facilities also produced concentrated apple juice based on customer need. According to the data provided by the Chinese Customs, the amount of exported concentrated apple juice from China continued to drop in the past few years. As most of our concentrated apple juice was sold directly or indirectly to the international market, our two facilities in Liaoning stopped operations in the past two years.

Our Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses in the three fiscal years prior to 2016 and the cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Huludao in December 2016 and ceased the depreciation of the property in accordance with SFAS No. 144. In fiscal years 2017 and 2016, the Company recorded an impairment loss of $11.76 million and $2.4 million with respect to the concentrated fruit juice production equipment in Huludao Wonder, respectively.

As of September 30, 2018, there was an outstanding bank loan of $5.8 million owed by Huludao Wonder to a lending bank. Huludao Wonder has disputed the interest rate on this loan with the bank, and stopped payment of interest on this loan during 2016. The bank sued Huludao Wonder and demanded that Huludao Wonder pay back the loan principal and the outstanding interest. The Huludao Court has seized land use rights, buildings and equipment of Wonder Fruit that were pledged as guarantee for the loan and has organized two auction sales for these assets in January and February of 2018, but both auction sales were unsuccessful in finding a buyer. As of the date of this report, the Company has not yet reached an agreement with the bank. On July 19, 2018, the Court issued a verdict ordering Huludao Wonder to transfer its land use rights, building, equipment, electronic and transportation assets to Zuizhong Branch as payment of the outstanding principal and interest of the loan. As of September 30, 2018, the inventory and fixed assets of Huludao Wonder have been fully impaired, and the book value of the land was approximately $4.2 million. Huludao Wonder plans to apply for bankruptcy in the fourth quarter of 2018 after receiving board approval.

Our Yingkou operation, a subsidiary which produces concentrated apple juice, did not produce any concentrated apple juice in the past two years due to lower market demand on concentrated apple juice and heavy competition in the international market. The Company’s board of directors plans to have a meeting to discuss the strategy of Yingkou operations in the fourth quarter of 2018. If there is no improvement in the business operations in the near future, the Company may wind down the business and transfer its production line to other facilities.

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

Under the Agreement, Shaanxi Entai appointed Nutritious Food as its sole global agent of Shaanxi Entai’s IB-LIVE series of products, a new generation of nutritious and healthy products for improving male sexual health. Pursuant to the terms of the Agreement, GlobalKey Supply Chain shall be the sole global general distributor and operating platform of the IB-LIVE products, and shall be responsible for actual product marketing and promotion, the identification and development of sales channels, and similar business activities in relation to its worldwide sale of IB-LIVE products to distributors. During the term of the Agreement, GlobalKey Supply Chain must meet certain monthly sales targets, which such completion will be evaluated on a quarterly basis. The failure to meet at least 70% of the sales volume of such targets will authorize Shaanxi Entai to reduce the authorized areas of GlobalKey Supply Chain’s distribution or terminate the license with GlobalKey Supply Chain. As of the date of this report, the Company has not yet met this requirement. However, both parties have agreed to a six-month grace period. In the event that GlobalKey Supply Chain fails to take scheduled deliveries of the IB-LIVE products for two consecutive months, GlobalKey Supply Chain will be deemed to have waived its sales management rights under the Agreement. Nutritious Food and GlobalKey Supply Chain shall pay deposits to Shaanxi Entai in the amounts of RMB 5,000,000 and RMB 10,000,000, respectively (approximately $759,414 and $1,518,818, respectively) within the first year of the Agreement as a security deposit. As revenue generated from the products was not as high as the Company expected, the Company has not paid the deposit yet. The Company is currently in renegotiations with Shaanxi Entai, and expects to sign a supplemental agreement in the fourth quarter of 2018.

On January 19, 2018, the Company filed a definitive Schedule 14A (the “Proxy”) to solicit shareholders’ proxies for a special meeting of the Company’s shareholders in connection with proposals to (i) spin-off the Company’s wholly-owned subsidiaries, SkyPeople BVI and Digital Online, through a pro rata distribution of the ordinary shares of each of SkyPeople BVI and Digital Online to holders of the Company’s common stock at the close of business on January 22, 2018, the record date (the “Spin Offs”); (ii) to approve an amendment to the Company’s Second Amended and Restated Articles of Incorporation, which would increase the amount of authorized shares of common stock, par value $0.001 per share, of the Company from 8,333,333 to 60,000,000; (iii) to adopt and approve the Future FinTech Group Inc. 2017 Omnibus Equity Plan; (iv) to approve the issuance of an aggregate 7,111,599 shares of the Company’s common stock pursuant to certain Creditor’s Rights Transfer Agreements between a wholly owned subsidiary of the Company and sellers of such creditor’s rights; and (v) to approve the issuance of an aggregate 11,362,159 shares of the Company’s common stock pursuant to a Share Purchase Agreement between the Company and a certain investor. On March 13, 2018, the Company held the Special Meeting of Shareholders and the above proposals were approved by the shareholders of the Company. The Company anticipates completing the Spin Offs in the second quarter of 2019.

Following the completion of the Spin Offs, the main business operations of Future FinTech will be focused on (i) the online sales of fruit juice products and beverages, and consumer and health-related products, through GlobalKey Supply Chain Limited (formerly known as Shaanxi Quangoutong E-Commerce Inc.) (“GlobalKey Supply Chain”); (ii) the design, development, testing, deployment and maintenance of a blockchain-based Globally Shared Shopping Mall and other related software systems (iii) the development and operation of a supply chain, logistics and trading business for fruit juice products, foods and other consumer and agricultural products through Hedetang Farm Products Trading Market (Mei County) Co., Ltd.; (iv) the development and operation of a bulk agricultural products spot trading business and financial technology businesses, including software development and information services for the financial leasing and project finance industries through intelligent investment advisory and blockchain technology; (v) the development and operation of related asset and equity investment management; services, such as investment in, and purchase of, early stage blockchain projects that have strong potential as well as business incubation and acceleration services for blockchain companies; and (vi) the development and operation of a blockchain platform for cyptocurrency conversion, payment and other services (“DCON”). The Company anticipates using blockchain technology to develop its use in different business segments, including online sales and internet distribution businesses, however, most of the businesses are still in a development phase. The Company will also use the application of blockchain technology in agricultural products trading, to facilitate financial payments and transactions, and intend to use both blockchain and artificial intelligence technologies to create new opportunities. The Company anticipates generating revenues from our finance leasing business, the acquisition and disposal of financial assets and the application of block-chain technology for online sales of products.

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

Investment/Service Agreement with Mei County National Kiwi Fruit Wholesale Trading Center

On April 3, 2013, SkyPeople (China) entered into an Investment Agreement (the “Agreement”) with the Managing Committee of Mei County National Kiwi Fruit Wholesale Trading Center (the “Committee”). The Committee has been authorized by the People’s Government of Mei County to be initially responsible for the construction and administration of the Mei County National Kiwi Fruit Wholesale Trading Center (the “Trading Center”), with operational responsibilities upon its completion.

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

As of the date of this report, Mei County National Kiwi Fruit Wholesale Trading Center is in normal operations by the Company. There are a number of enterprises operating in the trading center including, as of the date of this report, 12 express delivery companies, 4 logistic companies, four on-line sales companies, two packing companies and three agriculture companies. In addition, all government departments that are relevant to the operations of the Mei County National Kiwi Fruit Wholesale Trading Center have moved into the trading center. Currently, Mei County National Kiwi Fruit Wholesale Trading Center is building a data platform for agricultural products in the western part of China, an agricultural business incubator, and an online-to-offline agricultural products trading center. To meet this requirement, the Company is upgrading its software and the project has been delayed. The local government has committed to provide financial support to the development of this project, however, the Company has not received any subsidy as of the date of this report. The Company expects to delay this project until the subsidy is received from the local government.

As part of the Mei County National Kiwi Fruit Wholesale Trading Center project, on April 19, 2013, we established Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”) to engage in the business of producing kiwi fruit juice, kiwi puree, cider beverages, and related products. The total estimated investment was RMB 294 million. As of the date of this report, the Company has finished the building of an R&D center and an office building with a total investment of RMB 76.2 million (approximately $11.08 million), the Company has also purchased a fruit juice production line of RMB 129 million (approximately $18.76 million). As the Chinese government recently tightened environmental regulations, the Company is in the process of adapting this project to the new standards, and construction has been stopped since early 2017. Because the Company’s current cash flow cannot support the future input of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $30.26 million with respect to construction in progress and fixed assets of this project.

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

Letter of Intent for Purchase of Biological Assets

In April 2016, the Company signed a letter of intent with Mei County Kiwifruits Investment and Development Corporation to purchase 833.5 mu (approximately 137 acres) of kiwifruits orchard in Mei County. The purchase price will be determined by a third party valuation company appointed by both parties. As of the date of this report, the valuation has not been completed and the purchase price has not been settled. The Company paid RMB 200 million (approximately $29.07 million) as a deposit in the second quarter of 2016. The purchase is subject to government approval, approval by the Company’s Board of Directors and a definitive agreement negotiated and signed by the parties. Pursuant to the letter of intent, the Deposit shall be returned to the Company within 10 working days upon the request of the Company if the kiwifruits orchard cannot be transferred to the Company according to the schedule. As the previous staff of Mei County Kiwifruits Investment and Development Corporation were not satisfied with the redundancy package, the valuation was delayed and the Company expects to complete the purchase process in the third quarter of 2019. This Deposit is recorded as long-term assets in the company’s balance sheet as of September 30, 2018.

Leasing of Orchard

On August 3, 2016, Shaanxi Guoweimei Kiwi Deep Processing Company, an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 20,000 mu (approximately 3,292 square acres) of a kiwifruits orchard located in Mei County, Shaanxi Province, with the Di’erpo Committee of Jinqu Village, Mei County, Shaanxi for a term of 30 years, from August 5, 2016 to August 4, 2046. The annual leasing fee is RMB 1,250 (approximately $182) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016, 2026 and 2036. The Company made a payment of RMB 250 million (approximately $36.34 million) for the first 10 years’ leasing fees on August 15, 2016, which is recorded as deposits in the Company’s balance sheet.

On August 15, 2016, Hedetang Agricultural Plantations (Yidu) Co., Ltd., an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 8,000 mu (approximately 1,317 square acres) of an orange orchard located in city of Yidu, Hubei Province, with the Yidu Sichang Farmers Association, Hubei Province, for a term of 20 years, from September 22, 2016 to September 21, 2036. The annual leasing fee is RMB 2,000 (approximately $291) per mu, and payment of 10 years’ of leasing fees shall be made on each of September 25, 2016 and 2026. The Company made a payment of RMB 160 million (approximately $23.26 million) for the first 10 years’ of leasing fees on September 20, 2016, which is recorded as deposits in the Company’s balance sheet.

Results of Operations

Comparison of Three Months ended September 30, 2018 and 2017:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended September 30, 2018 and 2017, respectively (revenue in thousands):

	Three month ended September 30,		Change
	2018	2017	Amount	%
Concentrated apple juice and apple aroma	$-	$562	$(562)	(100%)
Concentrated kiwifruit juice and kiwifruit puree	82	184	(102)	(55%)
Concentrated pear juice	18	13	5	38%)
Fruit juice beverages	202	3,670	(3,468)	(94%)
Others	7	14	(7)	(50%)
Total	$309	$4,443	$(4,134)	(93%)

Sales for the three months ended September 30, 2018 were $0.31 million, a decrease of $4.13 million, when compared to sales for the same period of the prior year. As a percentage, sales decreased by 93% for the three months ended September 30, 2018, when compared to total net sales for the same period of the prior year.

We did not sell any apple-related products for the three months ended September 30, 2018, as compared to $0.5 million for the three months ended September 30, 2017. The Company sold approximately 738 tons of concentrated apple juice in the three months ended September 30, 2017. Most of our concentrated apple juice was sold directly or indirectly to the international market. Because of the negative market trends during 2016 and 2017 in the international market and estimated lower margins in previous years, our Yingkou and Huludao Wonder factories did not operate their concentrated apple juice production facilities in 2016, 2017 and year-to-date 2018. In December 2016, the Company established a winding-down plan to close the Huludao Wonder operation, as it suffered continued operating losses in the three fiscal years prior to 2016 and the cash flow was minimal for these three years. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. In fiscal years 2017 and 2016, the Company recorded an impairment loss of $11.3 million and $2.4 million, respectively, with respect to the concentrated fruit juice production equipment and fixed assets in Huludao Wonder.

Sales from concentrated kiwifruit juice and kiwifruit puree as a percentage of total sales were 27% and 4% for the three months ended September 30, 2018, and September 30, 2017, respectively. The absolute amount of sales were $0.08 million for the three months ended September 30, 2018, a decrease of $0.1 million, when compared to the sales of $0.18 million the same period of the prior year, primarily as a result of lower demand and a decrease in the amount of products sold in the third quarter of 2018 as compared to the same period of 2017.

Sales from concentrated pear juice as a percentage of total sales were 6% and 0% for the three months ended September 30, 2018, and September 30, 2017, respectively. The absolute amount of sales were $0.02 million for the three months ended September 30, 2018, an increase of $0.01 million, when compared to sales of $0.01 million for the same period of the prior year, mainly because of a slight increase in sales volume. We sold 17 tons and 16 tons of concentrated pear juice during the third quarters of 2018 and 2017, respectively.

Sales from our fruit juice beverages as a percentage of total sales were 65% and 83% for the three months ended September 30, 2018, and September 30, 2017, respectively. The absolute amount of sales were $0.2 million for the three months ended September 30, 2018, a decrease of $3.5 million, when compared to the sales of $3.7 million for the same period of the prior year, primarily due to a decrease in sales volume as a result of heavy competition in the Chinese market as consumers increased their fruit juice beverage purchases through on-line home delivery of groceries instead of through the traditional in-store supermarkets in which we sell our products.

Sales from other products were $0.01 million for the three months ended September 30, 2018, and September 30, 2017, respectively. The amount of sales of other products is expected to be unstable and is generally not indicative of our future sales of other products.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margins, which is gross profit as a percentage of the related revenues, for the three months ended September 30, 2018 and 2017, respectively (gross profit in thousands):

	Three months ended September 30,
	2018		2017
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$-	N/A	$-	(5)%
Concentrated kiwifruit juice and kiwifruit puree	(6)	(7)%	45	24%
Concentrated pear juice	-	-%	1	8%
Fruit juice beverages	(134)	(66)%	(99)	(3)%
Others	(11)	(157)%	7	50%
Total/Overall (for gross margin)	$(151)	(49)%	$(76)	(2)%

The consolidated gross loss for the three months ended September 30, 2018 was $0.15 million, an increase of $0.07 million, from gross loss of $0.08 million for the same period of 2017, primarily due to a decrease in the dollar amounts of sales.

The gross loss margin of concentrated apple juice for the third quarter of 2017 was 5%. We did not sell any concentrated apple juice in the third quarter of 2018.

The gross profit margin of concentrated kiwifruit juice and kiwifruit puree decreased from gross margin of 24% for the three months ended September 30, 2017 to gross loss of 7% for the same period of 2018, primarily due to a decrease in production during the third quarter of 2018 as a result of a decrease in market demand for our products, which resulted in a higher ratio of fixed expenses to the unit cost of our products.

The gross profit margin of the concentrated pear juice decreased from 8% for the third quarters of 2017 to 0% for the same period of 2018, primarily due to the higher costs of raw materials.

The gross loss margin of our fruit juice beverages increased from 3% for the three months ended September 30, 2017, to a gross loss margin of 66% for the same period of 2018. The decrease of gross margin of fruit juice beverages was primarily due to a decrease in production, which resulted in a higher ratio of fixed expenses to the unit cost of our products. The decrease in production volume was mainly due to a decrease in quantity ordered from our customers as a result of heavy competition in the market.

The gross loss margin of other products was 157% for the three months ended September 30, 2018 and gross margin of other products was 50% for the same period of 2017. Other products vary based on the availability of stock. The gross margin of other products is not stable.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended September 30, 2018 and 2017, respectively:

	Third quarter of 2018		Third quarter of 2017
	Amount	% of revenue	Amount	% of revenue
General and administrative	$2,577,333	835%	$8,660,710	195%
Selling expenses	14,982,148	4853%	221,684	5%
Total operating expenses	$17,559,481	5688%	$8,882,394	200%

Operating expenses increased for the three months ended September 30, 2018 compared to the corresponding period in 2017, mainly due to an increase in selling expenses.

General and administrative expenses decreased by $6.1 million, from $8.7 million to $2.6 million for the three months ended September 30, 2018 compared to the same period of last fiscal year. The decrease was mainly due to expenses of $6.7 million recorded in the third quarter of 2017 as a result of legal proceedings.

Selling expenses increased by $14.8 million, from $0.2 million to $15.0 million for the three months ended September 30, 2018 as compared to the same period in 2017, mainly due to bad debt expenses of $14.9 from accounts receivables recorded in the third quarter of 2018.

Other Income (Expense), Net

Other expenses, net was $0.39 million for the three months ended September 30, 2018, as compared to other income of $2.7 for the same period of 2017. The increase in other expenses was mainly due to a decrease in subsidy income and other income and an increase in interest expense.

Interest expense increased from $112,743 for the third quarter of 2017 to $399,292 for the same period of 2018, representing a decrease of $286,549. The increase was primarily due to interest unpaid in 2017, and was accrued during the nine months ended September 30, 2018.

Subsidy income was $573,040 for the third quarter of 2017, which was mainly for our agriculture project in Mei County, Shaanxi province. We did not have any subsidy income in the third quarter of 2018.

Income Tax

Our provision for income taxes was negative $1,825 for the three months ended September 30, 2017. Our provision for income taxes was $0 for the three months ended September 30, 2018. We did not generate any income tax as all of our subsidiaries suffered losses in the third quarter of 2018.

Non-controlling Interests

As of September 30, 2018, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo, and Hedetang Holding (HK) held a 73.42% interest in SkyPeople (China). TSD held a 26.36% interest in SkyPeople (China). Net income attributable to non-controlling interests increased mainly due to the increase in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Comparison of Nine Months ended September 30, 2018 and 2017:

Revenue

The following table presents our consolidated revenues for each of our main products for the nine months ended September 30, 2018 and 2017, respectively (in thousands for the revenue):

	Nine months ended September 30		Change
	2018	2017	Amount	%
Concentrated apple juice and apple aroma	$203	$1,612	$(1,409)	(87%)
Concentrated kiwifruit juice and kiwifruit puree	395	495	(100)	(20%)
Concentrated pear juice	35	1,049	(1,014)	(97%)
Fruit juice beverages	928	6,996	(6,068)	(87%)
Others	98	27	71	263%)
Total	$1,659	$10,179	$(8,520)	(84%)

Sales for the nine months ended September 30, 2018 were $1.66 million, a decrease of $8.52 million, when compared to net sales for the same period of the prior year. As a percentage, net sales decreased by 84% for the nine months ended September 30, 2018, when compared to total net sales for the same period of the prior year.

Sales from apple-related products as a percentage of total sales were 12% for the nine months ended September 30, 2018, as compared to 16% for the same period of the prior year. The absolute amount of sales were $0.20 million for the nine months ended September 30, 2018, a decrease of $1.40 million, mainly due to a decrease in the volume of products sold. Most of our concentrated apple juice was sold directly or indirectly to the international market. Because of the negative market trends during 2016 and 2017 in the international market and estimated lower margins in previous years, our Yingkou and Huludao Wonder factories did not operate their concentrated apple juice production facilities in 2016, 2017 and year-to-date 2018, which, despite recent improvements in the international demand for apple-related products, caused a lower inventory of concentrated apple juice and required us to purchase supply from third-party manufacturers to meet the demand from our customers. In December 2016, the Company established a winding-down plan to close the Huludao Wonder operation, as it suffered continued operating losses in the three fiscal years prior to 2016 and the cash flow was minimal for these three years. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operation results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. In fiscal years 2017 and 2016, the Company’s recorded an impairment loss of $11.3 million and $2.4 million, respectively, with respect to the concentrated fruit juice production equipment and fixed assets in Huludao Wonder.

Sales from concentrated kiwifruit juice and kiwifruit puree as a percentage of total sales were 24% and 5% for the nine months ended September 30, 2018, and September 30, 2017, respectively. The absolute amount of sales was $0.40 million for the nine months ended September 30, 2018, a decrease of $0.10 million, when compared to the sales of $0.50 million in the same period of the prior year, primarily as a result of the decreased amount of products sold in the nine months ended September 30, 2018 as compared to the same period of 2017, due to a decrease in market demand.

Sales from concentrated pear juice as a percentage of total sales were 2% and 10% for the nine months ended September 30, 2018, and September 30, 2017, respectively. The absolute amount of sales were $0.03 million for the nine months ended September 30, 2018, a decrease of $0.07 million, when compared to the sales of $1.0 million for the same period of the prior year, mainly because of a decrease in the amount of products sold due to a decrease in customer demand. We sold 35 and 2,318 tons of concentrated pear juice during the nine months ended September 30, 2018 and September 30, 2017, respectively.

Sales from our fruit juice beverages as a percentage of total sales were 56% and 69% for the nine months ended September 30, 2018, and September 30, 2017, respectively. The absolute amount of sales were $0.9 million for the nine months ended September 30, 2018, a decrease of $6.1 million, when compared to the sales of $7.0 million for the same period of the prior year, primarily due to a decrease in sales volume as a result of heavy competition in the China market.

Sales from other products were $0.09 million for the nine months ended September 30, 2018 as compared to $0.02 million for the same period of the prior year. We do not expect continued sales from other products as customers’ orders related to other products are not stable.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the nine months ended September 30, 2018 and 2017, respectively (in thousands for the gross profit):

	Nine months ended September 30,
	2018		2017
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated apple juice and apple aroma	$52	26%	$2	-%
Concentrated kiwifruit juice and kiwifruit puree	17	4%	126	25%
Concentrated pear juice	1	3%	148	14%
Fruit juice beverages	(8)	(1)%	1,462	21%
Others	22	22%	13	48%
Total/Overall (for gross margin)	$84	5%	$1,751	17%

The consolidated gross profit for the nine months ended September 30, 2018 was $0.08 million, a decrease of $1.67 million, from $1.75 million for the same period of 2017, primarily due to a decrease in revenue for the reasons discussed above.

The gross profit margin of concentrated apple juice for the nine months ended September 30, 2018 and 2017 were 26% and 0%, respectively. The increase in gross margin was mainly due to an increase in the sales price of concentrated apple juice in the international market.

The gross profit margin of the concentrated kiwifruit juice and kiwifruit puree decreased from 25% for the nine months ended September 30, 2017 to 5% for the same period of 2018, primarily due to a decrease in production during the nine months ended September 30, 2018, which resulted in a higher ratio of fixed expenses to the unit cost of our products.

The gross profit margin of the concentrated pear juice decreased from 14% for the nine months ended September 30, 2017 to 3% for the same period of 2018, primarily due to the higher costs of raw material and the lower unit price.

The gross profit margin of our fruit juice beverages decreased from 21% for the nine months ended September 30, 2017 to gross loss margin of 1% for the same period of 2018. The decrease of gross margin of fruit juice beverages was primarily due to a decrease in production, which resulted in a higher ratio of fixed expenses to the unit cost of our products.

The gross profit margin of other products was 22% and 48% for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the nine months ended September 30, 2018 and 2017, respectively:

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
	Amount	% of revenue	Amount	% of revenue
General and administrative	$8,962,643	540%	$14,593,052	143%
Selling expenses	15,088,692	910%	727,641	7%
Total operating expenses	$24,051,335	1450%	$15,320,693	150%

Operating expenses increased for the nine months ended September 30, 2018 compared to the corresponding period in 2017, mainly due to an increase in general and administrative expenses.

General and administrative expenses decreased by $5.6 million, from $14.6 million to $9.0 million for the nine months ended September 30, 2018 compared to the same period of the last fiscal year. The decrease was primarily mainly attributable to expenses of $6.7 million recorded during the nine months ended September 31, 2017 related with legal proceedings.

Selling expenses increased by $14.3 million, from $0.7 million to $15.1 million for the nine months ended September 30, 2018 as compared to the same period in 2017, mainly due to bad debt expenses of $14.9 from accounts receivables recorded in the third quarter of 2018.

Other Income (Expense), Net

Other expenses, net were $1.3 million for the nine months ended September 30, 2018 and other income, net were $2.3 million for the same period of 2017. The increase in other expenses for the nine months ended September 30, 2017 was mainly due to a decrease in subsidy income and other income.

Interest expense for the nine months ended September 30, 2018 was $1.26 million, representing an increase of $0.52 million, as compared to interest expense of $0.74 million the same period of 2017.  The increase was primarily due to interest unpaid in 2017, which was accrued during the nine months ended September 30, 2018.  Subsidy income for the nine months ended September 30, 2017 was $915,164, mainly represents the value-added tax rebates provided on our exports and agriculture project in Mei County, Shaanxi province. We did not have any subsidy income for the nine months ended September 30, 2018.

Income Tax

Our provision for income taxes was $0 and $258,260 for the nine months ended September 30, 2018 and September 30, 2017, respectively. As all of our subsidiaries suffered a loss for the nine months ended September 30, we did not accrue any income tax expenses in our book.

Non-controlling Interests

As of September 30, 2018, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo, and Hedetang Holding (HK) held a 73.42% interest in SkyPeople (China). TSD held a 26.36% interest in SkyPeople (China). Net income attributable to non-controlling interests increased mainly due to the increase in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $0.3 million, a decrease of $4.3 million or 95%, from $4.6 million as of December 31, 2017. The decrease in cash, cash equivalents and restricted cash was mainly due to a loss of $24.4 million during the nine months ended September 30, 2018. Among this amount, $14.9 million was for the debt expenses from accounts receivables, which is a non-cash loss. In 2018, the Company continued its transition into a financial technology, online sales and internet distribution business with blockchain technology. The shared shopping mall platform invested in by the Company is expected to be in operation in December 2018. During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business and technologies. The Company will also strengthen the collection of accounts receivables. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was negative $70.9 million as of September 30, 2018, a decrease of $86.1 million, as compared to a negative working capital of $15.2 million as of September 30, 2017, mainly due to a decrease in current assets. During the nine months ended September 30, 2018, net cash used by our operating activities was $2.3 million compared to net cash provided by operating activities of $1.5 million during the same period of 2017. The increase in cash flow used by operating activities was primarily due to an increase in net loss of $9.4 million.

During the nine months ended September 30, 2018 and September 30, 2017, our investing activities used net cash of $1,902 and $0.2 million respectively. Our capital expenditure was $1,902 during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, there was no cash generated from our financing activities as compared to cash inflow of $6.4 million in the same period of 2017. During the nine months ended September 30, 2017, the Company borrowed $2.1 million in bank loans and generated $4.9 million from the issuance of the Company’s common stock.

Off-balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective as of such date as identified in our internal control over financial reporting below.

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2018, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013. Based on this assessment, our management concluded that, as of September 30, 2018, there is a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We hired an assistant to the interim Chief Financial Officer in September 2016 who has an accounting degree from a U.S. institution and is familiar with U.S. GAAP to help us in preparation of our financial statements, to ensure that our financial statements are prepared in accordance with U.S. GAAP. As our operating budget permits, we plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience of U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and other relevant securities laws.

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

As described in our Annual Report for the year ended December 31, 2017 and Quarterly Report for the three months ended June 30, 2018, we are party to a number of legal proceedings. Except as described below, there have been no material developments in those proceedings during the three months ended September 30, 2018.

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Huludao Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay a RMB 40 million (approximately $5.81 million) bank loan, plus interest. The loan became due on its maturity date of December 9, 2016. On December 19, 2016, the Huludao Court accepted the case. The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date. Wonder Fruit believes that the interest charged by Suizhong Branch is 100% higher than the base rate set by People’s Bank of China and is not in consistent with the China People’s Bank’s base interest and floating rate. The Huludao Court has seized land use rights, buildings and equipment of Wonder Fruit that were pledged as guarantee for the loan and has organized two auction sales for these assets in January and February of 2018, but both auction sales have been unsuccessful in finding a buyer. On July 19, 2018, the Court issued a verdict ordering Huludao Wonder to transfer its land use rights, building, equipment, electronic and transportation assets to Zuizhong Branch as payment of the outstanding principal and interest of the loan.

In August, 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed another lawsuit at Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Guoweimei and SkyPeople China for repayment of leasing fee of RMB 84,970,959 (approximately $12.35 million) plus interest. In January 2014, Guoweimei and SkyPeople China (the “Equipment Lessees”) signed an Equipment Financial Lease Purchase Agreement with Cinda and an equipment supplier pursuant to which Cinda would provide funds to purchase equipment and the Equipment Lessees would lease the equipment from Cinda. Guoweimei pledged certain land use rights in Mei County to Cinda and Xi’an Hedetang and Hedetang Holding pledged their equities in Guoweimei to Cinda to secure the repayment. Mr. Hongke Xue also provided a personal guarantee for the payment of the leasing fee. Beijing Intermediate Court had two hearings of the case and on March 21, 2018, and it ruled in favor of Cinda to the effect that SkyPople China and Guoweimei shall pay leasing fees due in the amount of RMB 20,994,048 (approximately $3.05 million), as well as leasing fees not yet due in the amount of RMB 63,975,910 (approximately $9.30 million), plus attorney’s fee and expenses. Beijing Intermediate Court also ruled that Mr. Hongke Xue is jointly liable for the debt as the guarantor, and that Cinda has priority rights to the pledged land use rights in Mei County and the pledged equities of Guoweimei as well as the ownership of the leasing properties until the leasing fees are paid. SkyPeople China has appealed the decision to the Beijing Supreme Court.  Beijing Supreme Court has rejected the appeal and upheld the original verdict on September 7, 2018.

In September 2017, Andrew Chien, a former consultant of SkyPeople China, brought a lawsuit against the Company and Mr. Hongke Xue in the District Court of Connecticut (the “Court”).  The complaint was not properly served and the Company learned of the litigation in December 2017. In the complaint, Mr. Chien has made several claims, most of which attempt to hold the Company liable under novel legal theories that relate back to an alleged breach of a consulting agreement between SkyPeople China and Chien from August, 2006.  Mr. Chien claimed approximately $257,000 damages and interest plus 2% of the Company’s then-outstanding shares. Mr. Chien has unsuccessfully attempted to sue the Company on the breach of the same consulting agreement several times in the courts of Connecticut and New York, and these cases have been dismissed.   The Company has filed a motion to dismiss (“MTD”) and all proceedings are stayed pending determination of the MTD. On August 31, 2018, the Court granted our MTD. On September 10, 2018, Mr. Chien filed motion for reconsideration. On September 28, 2018, the Court denied Mr. Chien’s motion for reconsideration. On October 26, 2018, Mr. Chien appealed the case to the United States Court of Appeals for the Federal Circuit. The Company will vigorously defend this lawsuit and expects to obtain early dismissal of Mr. Chien’s claims.

In addition to the above, from time to time we may be a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

Item 1A.	Risk Factors

The Company operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described below actually occur, our business, operating results and financial position could be adversely affected.

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

The United States and various other governments have imposed controls, export license requirements and restrictions on the export of some of our products. Governmental regulation of exports, or our failure to obtain required export approval for our products, could harm our international sales and adversely affect our revenue and profits. In addition, failure to comply with such regulations could result in penalties, costs and restrictions on export privileges. Additionally, the current U.S. presidential administration has indicated that it may seek changes to or withdraw the United States from various international treaties and trade arrangements, and has pursued some of those policies. Uncertainty regarding policies affecting global trade may make it difficult for our management to accurately forecast our business, and increases in the duties, tariffs and other charges imposed on our products by the United States or other countries in which on our products are sold, or other restraints on international trade, could negatively affect our business and the results of our operations.

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

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. While we depend on the abilities and participation of our current management team generally, we rely particularly upon Mr. Yongke Xue, our chief executive officer (“CEO”), Mr. Hongke Xue, Chairman and CEO of Skypeople (China), and Mr. Hanjun Zheng, our interim chief financial officer (“CFO”). The loss of the services of Messrs. Hongke Xue, Yongke Xue or Hanjun Zheng for any reason could significantly adversely impact our business and results of operations. Competition for senior management and senior technology personnel in the PRC is intense and the pool of qualified candidates is very limited. Accordingly, we cannot guarantee that the services of our senior executives and other key personnel will continue to be available to us, or that we will be able to find a suitable replacement for them if they were to leave.

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

We have yet to earn significant revenue from our businesses that are under development, and our ability to sustain our operations is dependent on our ability to raise additional financing to complete our program if warranted. As a result, there is substantial doubt about our ability to continue as a going concern.

We have an accumulated deficit of $26.2 million as at September 30, 2018. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our new businesses. These factors raise substantial doubt that we will be able to continue as a going concern. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We may have to liquidate our business and you may lose your investment. You should consider our auditor’s comments when determining if an investment in our company is suitable.

We may need additional capital to fund our future operations and, if it is not available when needed, we may need to reduce our planned development and marketing efforts, which may reduce our sales revenue.

We believe that our existing working capital and cash available from operations will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and business and the expansion of distribution channels and associated support personnel require a significant commitment of resources. The development of our new business lines has required significant capital. These businesses are still in development, and have not yet generated significant revenues. In addition, if the markets for our products develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenues, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution of the shares held by existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may provide the holders certain rights, preferences, and privileges senior to those of common stockholders, and the terms of such debt could impose restrictions on our operations. We cannot guarantee that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

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

Our developing ecommerce businesses depend on the continued use of the Internet and the adequacy of the Internet infrastructure.

Our developing ecommerce businesses depend upon the widespread use of the Internet and ecommerce. Factors which could reduce the widespread use of the Internet for ecommerce include actual or perceived lack of security of information or privacy protection, cyberattacks or other disruptions or damage to the Internet or to users’ computers, significant increases in the costs of transportation of goods, and taxation and governmental regulation.

Our developing ecommerce businesses depend on our Website, network infrastructure and transaction-processing systems.

Our developing ecommerce businesses are completely dependent on our infrastructure. Any system interruption that results in the unavailability of our Website or reduced performance of our transaction systems could reduce our ability to conduct our business. We use internally and externally developed systems for our Website and our transaction processing systems. We expect to experience system interruptions due to software failure. We may also experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season. Capacity constraints can cause system disruptions, slower response times, delayed page presentation, degradation in levels of customer service and other problems. We may also experience difficulties with our infrastructure upgrades. Any future difficulties with our transaction processing systems or difficulties upgrading, expanding or integrating aspects of our systems may cause system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of order fulfillment or other problems.

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

We will need to update the prices of products listed on our site frequently through a third party vendor. If we are unable to obtain, or are not provided updated pricing information from our third party vendor, or if we fail to act on information provided by our third party vendor, then it could cause us to remedy the pricing difference to complete the transaction, or source the product from an alternative vendor at their price.

We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

Our developing ecommerce businesses are entirely dependent on the secure operation of our website and systems as well as the operation of the Internet generally. Our businesses will involve the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. A number of large Internet companies have suffered security breaches, some of which have involved intentional attacks. From time to time we and many other Internet businesses also may be subject to a denial of service attacks wherein attackers attempt to block customers’ access to our Website. If we are unable to avert a denial of service attack for any significant period, we could sustain substantial revenue loss from lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks.

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

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. We currently operate through Skypeople Foods, Digital Online and DigiPay FinTech, the wholly-owned subsidiaries organized under the laws of the British Virgin Islands, as well as and SkyPeople (China), a 73.42% owned subsidiary of Skypeople Foods organized under the laws of the PRC, and we maintain manufacturing operations in the PRC. Any of these jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. If we become subject to additional taxes in any jurisdiction, such tax treatment could materially and adversely affect our business, financial condition and operating results.

Increases in income tax rates, changes in income tax laws or disagreements with tax authorities could adversely affect our business, financial condition or results of operations.

We are subject to income taxes in the United States and in certain foreign jurisdictions in which we operate. Increases in income tax rates or other changes in income tax laws that apply to our business could reduce our after-tax income from such jurisdiction and could adversely affect our business, financial condition or results of operations. Our operations outside the United States generate a significant portion of our income. In addition, the United States and many of the other countries in which our products are distributed or sold, including countries in which we have significant operations, have recently made or are actively considering changes to existing tax laws. For example, the Tax Cuts and Jobs Act (the “TCJ Act”) was signed into law in the United States in 2017. The changes in the TCJ Act are broad and complex and we are continuing to examine the impact the TCJ Act may have on our business and financial results.

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

No assurance can be given that our shareholders who are the residents as defined in Circular 37 and who own or owned our shares have fully complied with, and will continue to comply with, all applicable registration and approval requirements of Circular 37 in connection with their equity interests in us and our acquisition of equity interests in our PRC based subsidiaries by virtue of our acquisition of Pacific Industry Holding Group Co., Ltd., (“Pacific”). Moreover, because of uncertainty over how Circular 37 will be interpreted and implemented, and how or whether SAFE will apply it to us following the Pacific acquisition, we cannot predict how it will affect our business operations or future strategies. For example, the ability of our present and prospective PRC subsidiaries to conduct foreign exchange activities, such as the remittance of dividends and foreign currency denominated borrowings, may be subject to compliance with Circular 37 by our Chinese resident beneficial holders. In addition, such Chinese residents may not always be able to complete the necessary registration procedures required by Circular 37. We have little control over our present or prospective direct or indirect shareholders /beneficial owners or the outcome of such registration procedures. If our Chinese shareholders/beneficial owners or the Chinese shareholders/beneficial owners of the target companies we acquired in the past or will acquire in the future fail to comply with Circular 37 and related regulations, and if SAFE requires it, they may be subject to fines or legal sanctions, and Chinese authorities could restrict our investment activities in the PRC, limit our subsidiaries’ ability to make distributions or pay dividends, or affect the ownership structure, which could adversely affect business and prospects.

Our acquisition of SkyPeople (China) could constitute a Round-trip Investment under the 2006 M&A Rules.

Prior to obtaining the MOFCOM approval on September 3, 2007 and Xi’an AIC approval on October 18, 2007, and prior to the full payment of the purchase price by Pacific for 99% of SkyPeople (China)’s capital stock, SkyPeople (China) was a PRC business some of whose shareholders were PRC individuals including Hongke Xue, chairman and CEO of SkyPeople (China). When Pacific was incorporated on November 30, 2006 and when the SkyPeople (China) acquisition was approved, none of the shareholders of Pacific were PRC citizens. Immediately after the consummation of the share exchange, shareholders of Pacific became our shareholders, including Fancylight, our controlling shareholder. To incentivize Mr. Hongke Xue in connection with the continuous development of SkyPeople (China)’s business, a call option agreement was entered into between Fancylight and Mr. Hongke Xue on February 25, 2008 pursuant to which Mr. Xue had the opportunity to acquire a majority of our Common Stock held by Fancylight. Mr. Xue and Fancylight also entered into a voting trust agreement pursuant to which Mr. Xue has the right to vote such shares on Fancylight’s behalf.

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

Because our principal assets are located outside of the United States, it may be difficult for investors to use U.S. securities laws to enforce their rights against us, our officers and directors in the United States or to enforce judgments of United States courts against us or them in the PRC.

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

Zeyao Xue, the son of our Chief Executive Officer and Chairman of the Board of Directors, indirectly and directly beneficially owns 13,034,114shares, or approximately 42%, of our outstanding common stock as of the date of this report. Mr. Zeyao Xue’s beneficial ownership of 42% of Future FinTech’s issued and outstanding common stock will likely give him the ability to effectively control the outcome of matters submitted to shareholders for approval, including but not limited to the election of directors and any merger, consolidation, or sale of all or substantially all of the Company’s assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of the Company’s assets that other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that other shareholders do not support. This concentrated control could also discourage a potential investor from acquiring the common stock of the Company due to the limited voting power of such shares. As a shareholder, even a controlling shareholder, Mr. Zeyao Xue is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our shareholders generally.

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

November 19, 2018

By:	/s/ Hanjun Zheng
Hanjun Zheng
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

November 19, 2018

