Form 10-K
period 2018-12-31
Future FinTech Group Inc.
filed 2019-09-03
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________to _________

Commission File Number 001-34502

Future FinTech Group Inc.

(Exact name of registrant as specified in its charter)

Florida	98-0222013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

23F, China Development Bank Tower,
No. 2, Gaoxin 1st. Road, Xi’an, PRC	710075
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: 86-29-81878277

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant, based upon the closing price of $1.67 per share for shares of the registrant’s Common Stock on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NASDAQ Global Market, was approximately $10.44 million. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including outstanding shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of August 15, 2019 was 32,317,083.

FUTURE FINTECH GROUP INC.

Annual Report on Form 10-K for Fiscal Year Ended December 31, 2018

i

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“Annual Report”) of Future Fintech Group, Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, among others, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

●	fluctuations in the supply of raw materials;

●	general economic conditions and conditions which affect the market for our products and services;

●	changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing for our operations and investments;

●	our success in implementing our business strategy or introducing new products and services;

●	our ability to attract and retain customers;

●	changes in tastes and preferences for, or the consumption of, our products and services;

●	impact of competitive activities on our business;

●	risks associated with conducting business internationally and especially in the People’s Republic of China (“PRC”, or “China”), including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and

●	other economic, financial and regulatory factors beyond the Company’s control.

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

We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances or the occurrence of unanticipated events except as required by law.

ii

PART I

ITEM 1 – BUSINESS

Overview

We are an integrated producer of fruit-related products and a financial technology company. We engage in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production cost and tightened environmental law in China, the Company is transforming its business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology.

On January 22, 2019, the company formally launched of GlobalKey SharedMall, also known as Chain Cloud Mall (CCM) V1.0, the real-name and membership-based blockchain sharing shopping platform that integrates blockchain and internet technology and distinguishes itself by utilizing the automatic value distribution system of the blockchain and sharing the value of the platform to all the participants in the system.

On June 1, 2019, CCM V2.0 was launched. Compared to the 1.0 version, CCM v2.0 has a wider variety of product categories, easier user interface, more transparent information, more stable operation, higher security level, and faster logistics. Currently, CCM v2.0 adopts a “multi-vendor hosted stores + platform self-hosted stores” model, supported by multiple local warehouses in different regions. The platform supports various marketing methods, including point rewards programs, coupons, live webcasts, game interaction, and social media sharing. Besides the blockchain-powered features, CCM v2.0 is also fully equipped with the same functions and services that other Chinese leading traditional e-commerce platforms provide.

Based on blockchain technology, CCM is established to transform the relationship between companies and consumers from traditional selling and buying relationships to a value-sharing relationship. The platform will fairly distribute the benefit of the entire mall to users who engaged in the promotion, development, and consumption based on their contributions to the platform. The members of CCM are not only consumers and entrepreneurs but also participants, promoters and beneficiaries. The CCM shared shopping mall platform is designed to be a block-chain based shopping mall for merchants and goods, not the exchange of digital currencies, and it currently only accepts payment from credit cards, Alipay and Wechat.

On January 19, 2018, the Company filed a definitive Schedule 14A (the “Proxy”) to solicit shareholders’ proxies for a special meeting of the Company’s shareholders in connection with proposals to (i) spin-off the Company’s wholly-owned subsidiaries, SkyPeople Foods Holding Limited (“SkyPeople BVI”) and Digital Online Marketing Limited (“Digital Online”), through a pro rata distribution of the ordinary shares of each of SkyPeople BVI and Digital Online to holders of the Company’s common stock at the close of business on January 22, 2018, the record date (the “Spin Offs”); (ii) to approve an amendment to the Company’s Second Amended and Restated Articles of Incorporation, which increased the amount of authorized shares of common stock, par value $0.001 per share, of the Company from 8,333,333 to 60,000,000; (iii) adopted and approved the Future FinTech Group Inc. 2017 Omnibus Equity Plan; (iv) approved the issuance of an aggregate 7,111,599 shares of the Company’s common stock pursuant to certain Creditor’s Rights Transfer Agreements between a wholly owned subsidiary of the Company and sellers of such creditor’s rights; and (v) approved the issuance of an aggregate 11,362,159 shares of the Company’s common stock pursuant to a Share Purchase Agreement between the Company and a certain investor. On March 13, 2018, the Company held the Special Meeting of Shareholders and the above proposals were approved by the shareholders of the Company. The Company is currently reviewing the costs of completing the Spin Offs and registering the shares of SkyPeople BVI and Digital Online.

Our 60% owned subsidiary DCON DigiPay Limited develops and operates a global digital payment system, “DCON,” through blockchain technology. DCON is built to be a transparent digital payment system backed by blockchain technology and its mBTC is the only currency and payment system used in Nova Realm City (“NRC”) communities. Each Bitcoin exchanges for one million mBTC and DCON provides exchange services between its mBTC and Bitcoin. Bitcoin has a very high market value with each of them currently trading for thousands of dollars. As a currency, Bitcoin has limited everyday usage for ordinary payments. The mBTC has a 1,000,000:1 exchange rate pegged against Bitcoin and can be used in real life by consumers. Currently all of the members of the communities of NRC use mBTC to conduct their transactions. Currently, DCON charges no transaction fees for using mBTC and a 0.3% exchange fee for currency exchange between Bitcoin and mBTC. As of December 31, 2018, DCON DigiPay Limited has not generated any meaningful revenue from these blockchain-related technologies.

Nova Realm Limited (“Nova Realm”) is a blockchain technology research and development company registered in the United Kingdom. We own a 5% minority interest in Nova Realm and Mr. Yongke Xue, our Chairman and Chief Executive Officer, owns 55% of Nova Realm. Nova Realm developed NRC, which is a blockchain technology value community registered with real name users. NRC delivers asset-based digital services to global blockchain projects as well as providing a platform to its members to participate in those projects. NRC is capable of supporting 4.3 billion communities that are independent from each other on its platform. Every operational and maintenance action of NRC is recorded by blockchain technology, so fraud can be relatively easily detected. On NRC’s platform, every operator of an NRC community and each user of NRC must register his or her real name to realize the services offered on NRC.

Organizational Structure

The following diagram illustrates our corporate structure, including our principal subsidiaries and our VIE as of the date of this report.

Contractual Arrangements
Equity Interest

Future Fintech Group Inc. is a holding company incorporated under the laws of the State of Florida. We have three direct wholly-owned subsidiaries: DigiPay FinTech Limited (“DigiPay,” formerly known as Belkin Foods Holdings Group Limited, which changed its name on January 4, 2018), a company incorporated under the laws of the British Virgin Islands, Digital Online Marketing Limited (“Digital Online”) (formerly known as FullMart Holding Limited, which changed its name on January 5, 2018), a company organized under the laws of the British Virgin Islands, and SkyPeople Foods Holding Limited (“SkyPeople BVI”), a company organized under the laws of the British Virgin Islands.

SkyPeople BVI holds 100% of the equity interest of HeDeTang Holding (HK) Ltd. (“HeDeTang Holding (HK)”), a company organized under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong”), and HeDeTang Holding (HK) holds 73.41% of the equity interest of SkyPeople Juice Group Co., Ltd., (“SkyPeople (China)”), a company incorporated under the laws of the PRC. SkyPeople (China) has eleven subsidiaries, all limited liability companies organized under the laws of the PRC: (i) Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd. (“Shaanxi Qiyiwangguo”); (ii) Huludao Wonder Fruit Co., Ltd. (“Huludao Wonder”); (iii) Yingkou Trusty Fruits Co., Ltd. (“Yingkou”); (iv) Hedetang Foods Industry (Yidu) Co. Ltd. (“Food Industry Yidu”); (v) Shaanxi Heying Trading Co. Ltd (“Shaanxi Heying”); (vi) Hedetang Agricultural Plantation (Yidu) Co. Ltd. (“Agricultural Plantation Yidu”); (vii) Xi’an Hedetang Nutritious Food Research Institute Co., Ltd. (“Hedetang Reseach”); (viii) Xi’an Cornucopia International Co., Ltd. (“Xi’an Cornucopia”); (ix) Xi’an Hedetang E-commerce Co. Ltd. (“Hedetang E-commerce”), which was dissolved on January 17, 2019; (x) Hedetang Foods Industry (Zhouzhi) Co. Ltd (“Foods Industry Zhouzhi”); and (xi) Hedetang Foods Industry (Jingyang) Co. Ltd. (“Foods Industry (Jingyang”). Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd. (the “TSD”), a limited liability corporation registered in China, holds another 26.36% of the equity interest of SkyPeople (China). HeDeTang Holdings (HK) also holds 100% of the equity interest of HeDeJiaChuan Holding Group Co. Ltd. (“HeDeJiaChuan Holding”), a company incorporated under the laws of the PRC. HeDeJiaChuan Foods Xi’an has three subsidiaries: (i) SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd (“SkyPeople Suizhong”); (ii) HedeJiachuan Foods (Yichang) Co. Ltd (“Hedejiachuan Yichang”); and (iii) Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”).

GlobalKey SharedMall Limited (“GlobalKey SharedMall”), a company incorporated under the laws of the Cayman Islands, holds 100% of the equity interest of QR (HK) Limited (“QRHK”, which changed its name from Globalkey Holdings Limited (“Globalkey Holdings”) on October 23, 2018), a company organized under the laws of Hong Kong. In September 2017, Globalkey Holdings transferred its wholly owned subsidiary Hedejiachuan Holding Group Co., Ltd., along with its two other subsidiaries, a 99.5% owned subsidiary and a 96.67% owned subsidiary, to HeDeTang Holding (HK) Ltd. The transferee is a subsidiary of Skypeople BVI. As a result of these transactions, all of Digital Online’s operations were transferred to a subsidiary of SkyPeople BVI, and Digital Online has no operational assets or businesses.

As discussed above, if we complete the Spin-Offs, we will not have a fruit juice manufacturing businesses and DigiPay will be our only direct and wholly-owned subsidiary. DigiPay holds 100% of the equity interest of Future FinTech (HongKong) Limited (“FinTech HK”), a company organized under the laws of Hong Kong. FinTech HK holds 100% of the equity interest of Hedetang Foods (China) Ltd. (“Hedetang Foods (China)”) which changed its name to China Agricultural Silkroad Finance Lease Ltd. (“Finance Lease”) on May 24, 2018. Finance Lease transferred two of its subsidiaries to Chain Cloud Mall Network and Technology (Tianjin) Co., Limited (“CCM Network”), namely, Hedetang Farm Products Trading Market (Mei County) Co., Ltd and China Agricultural Silk Road Trading Center, which changed its name to Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited (“CCM Logistics”) on April 17, 2019. CCM Network holds 90% of the equity interest of Hedetang Farm Products Trading Market (Mei County) Co., Ltd. (“Trading Market Mei County”), a company incorporated under the laws of PRC. Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited (“CCM Logistics”) holds the remaining 10% of the equity interest of Trading Market Mei County. Finance Lease also holds 80% of the equity interest of CCM Logistics. Finance Lease holds 55% of the equity interest of Zhonglian Hengxin Assets Management Co., Ltd. (“Zhonglian Hengxin”). CCM Logistics holds 100% of the equity interest of GlobalKey Supply Chain Limited (GlobalKey Supply Chain).

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

(16) Yichang Old Orchard Morden Specialized Farmers Cooperatives Union (“Old Orchard”) was established on April 8, 2016. Its main business scope is the purchase, sales, trading and reprocessing of farm products, development of products for the union, introducing new technology and new plants, and technically training for union members.

(17) The Company acquired Hedetang Foods (China) Co., Ltd. (“Hedetang Foods China”) on May 18, 2016 through the acquisition of DigiPay FinTech Limited (formerly known as Belking Foods Holdings Group Co., Ltd.), the 100% indirect shareholder of Hedetang Foods China, on the same date. It changed its name to China Agricultural Silkroad Finance Lease Ltd. on May 24, 2018. The scope of business of China Agricultural Silkroad Finance Lease Ltd. includes finance leasing; purchasing leased property domestically and abroad; commercial factoring related to its main businesses; residual value processing related to the leasing business; and similar activities.

(18) Hedetang Agricultural Plantations (Mei County) Co., Ltd. was established on September 2, 2016. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, Chinese herbal medicine, and farm products; fresh fruit picking; research, training and promotion of planting and breeding technology, development and training for E-commerce and online sales of agricultural and sideline products. On September 6, 2017, it changed its name to Shaanxi China Agricultural Silk Road Farm Products Trading Center Co., Ltd. On April 17, 2019, it changed its name to Chain Cloud Mall Logistics Center.

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

(22) Shaanxi Heying Trading Co. Ltd was established on December 17, 2009. Its main business scope includes the sales of pre-packaged food and bulk food; import and export of goods and technology; food technology research and development; business management and consulting; and corporate planning services.

(23) Zhonglian Hengxin Assets Management Co., Ltd. (“Zhonglian Hengxin”) was established in Xi’an in 2017. Its main business scope includes asset management (except for financial, securities, futures and other restricted items); asset acquisition, asset disposal and asset operation (except for financial, securities, futures and other restricted items); planning and advisory services for corporate restructures and mergers and acquisitions; equity and real estate investment (no public offerings, restricted to investment through assets of the company itself); financial business process outsourcing entrusted by financial institutions; financial information technology outsourcing entrusted by financial institutions; and financial knowledge process outsourcing. Businesses that require approval by government agencies shall only operate within the scope of such approval.

(24) Shenzhen Hedetang Industrial Co., Ltd. (“Shenzhen Hedetang”) was established on September 29, 2017. Its main business scope includes industrial projects (specific items to be declared separately); domestic trade; and import and export businesses.

(25) DigiPay FinTech Limited (“DigiPay FinTech”), formerly known as Belking Foods Holdings Group Co., Ltd., was established on May 3, 2016.

(26) QR (HK) Limiter (“QR HK”), formerly known as GlobalKey Holdings Limited, was established on January 13, 2012 and its name was changed on October 23, 2018. It was established mainly to engage in product import and export.

(27) DCON DigiPay Limited (“DCON DigiPay”) was established on February 5, 2018 in Tokyo, Japan. Its main business scope includes the development and marketing of a blockchain based payment system, computer software, asset management consulting, and business consulting.

(28) Future Digital FinTech (Xi’an) Co., Ltd. (“FinTech (Xi’an)”) was established on February 9, 2018 in Xi’an. Its main business scope includes software development and marketing, information consulting services, and financial information technology development.

(29) GlobalKey SharedMall Limited (“GlobalKey SharedMall”) was established on March 6, 2018 in the Cayman Islands. Its main business scope includes an online trading and shopping platform for fresh fruits, juices and other products and services, using blockchain technology.

(30) Chain Future Digital Tech (Beijing) Co., Ltd, (“Chain Future”) was established on July 10, 2018. Its main business scope includes technical services and technology transfer, development, promotion and consultation; wholesale of computers, software and auxiliary equipment, electronic products, and other related products. This company focuses its business on acting as an accelerator for blockchain projects and it provides basic support including technical support, whitepaper editing, solution design and financial management services for its clients. Its business also includes training and cultivating technicians for blockchain projects, providing consultation services regarding cryptocurrency exchanges and tokens listing matters, as well as marketing-related services.

(31) Chain Future Digital Tech (Tianjin) Co., Ltd, (“Chain Future Tianjin”) was established on November 12, 2018. Its main business scope includes digital technology development, technology transfer, technical consultation and technical services; services in business incubation; development and sales of software technology; computer system integration services; company management consulting; financial information consulting; technology services on computer system, basic software, application software; exhibition services; meeting services; and advertisement business. Its business also includes training and cultivating technicians for blockchain projects, providing consultation services regarding cryptocurrency exchanges and tokens listing matters, as well as marketing-related services.

(32) The company acquired 19.88% shares of Hedetang Holdings (Shenzhen) Co., Limited which is an NEEQ listed company, through Shenzhen Hedetang Industrial Co., Ltd on March 26, 2018. The business scope of the Hedetang Holdings (Shenzhen) Limited is information consultation (excluding restricted projects and talent intermediary services); import and export business (except for the items prohibited by law, administrative regulations and the state council, which restricted items can only be operated after obtaining permission); venture capital business; business information consulting, financial, investment and enterprise management consulting (the above items do not include restricted items); research and development of prepackaged food and health food; pre-packaged food, health food production and sales; and information service business (internet information service business only).

According to USGAAP Code No. 810-10-15-8, for legal entities other than limited partnerships, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule, ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree.

As all the board members, General Manager and Financial Contraller of Hedetang Holdings (Shenzhen) Co., Limited are appointed by the Company, Hedetang Holdings (Shenzhen) Co., Limited. is consolidated into the company’s financial statements.

(33) SkyPeople Foods Holdings Limited, established in British Virgin Island in 2011. Its main business scope includes trading, import and export of food products.

(34) HeDeTang Holdings (HK) Ltd. incorporated in Hong Kong, China in 2007. Its main business scope includes the research and development of food packages, food production techniques; the research and development of technique consultancy and transferring.

(35) Digital Online Marketing Limited established in British Virgin Island in 2011. Its main business scope includes trading consultancy, corporation management, software development and marketing, information consulting services.

(36) GlobalKey Network Technology (Tianjin) Co., Ltd. which was changed to Chain Cloud Mall (CCM) Network and Technology (Tianjin) Co., Ltd., was established in January 2019. Its main business scope includes blockchain technology development, service, consultation and transfer; encryption technology; digital integral system technology; and e-commerce platform technology development.

(37) GloblalKey Network and Technology (Beijing) Co., Ltd was established on March 20, 2018. Its main business scope is technology service, development, consultation, transfer and technology popularization; technology import and export, serving as agent for import and export, and import and export of goods.

(38) Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. was established on April 4, 2019 by Mr. Zeyao Xue and Kai Xu and it is a variable interest entity of the Company. Its main business scope is sale of products through e-commerce. Mr. Zeyao Xue is a major shareholder of the Company and the son of Mr. Yongke Xue, our Chairman and Chief Executive Officer. Mr. Kai Xu is the Chief Operating Officer of the Company.

On July 31, 2019, Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., (“CCM Tianjin”), a wholly owned subsidiary of the Company, Chain Cloud Mall E-commerce (Tianjin) Co., Ltd., a limited liability company incorporated under the laws of the China (the “E-commerce Tianjin” or “WOFE”), and Mr. Zeyao Xue and Mr. Kai Xu, citizens of China and shareholders of E-commerce Tianjin, entered into the following agreements, or collectively, the “Variable Interest Entity Agreements” or “VIE Agreements,” pursuant to which CCM Tianjin has contractual rights to control and operate the business of E-commerce Tianjin (the “VIE”).

Pursuant to Chinese law and regulations, a foreign owned enterprise cannot apply for and hold a license for operation of certain e-commerce businesses, the category of business which the Company plans to expand in China. CCM Tianjin is an indirectly wholly foreign owned enterprise of the Company. In order to comply with Chinese law and regulations, CCM Tianjin agreed to provide E-commerce Tianjin an Exclusive Operation and Use Rights Authorization to operate and use the Chain Cloud Mall System owned by CCM Tianjin.

The following is a summary of the currently effective contractual arrangements relating to E-commerce Tianjin.

Contractual Arrangements with Our Consolidated Affiliated Entity and Its Respective Shareholders

Our contractual arrangements with our VIE and their respective shareholders allow us to (i) exercise effective control over our VIE, (ii) receive substantially all of the economic benefits of our VIE, and (iii) have an exclusive option to purchase all or part of the equity interests in our VIE when and to the extent permitted by PRC law.

As a result of our direct ownership in our WFOE and the contractual arrangements with our VIE, we are regarded as the primary beneficiary of our VIE, and we treat them and their subsidiaries as our consolidated affiliated entities under U.S. GAAP. We have consolidated the financial results of our VIE in our consolidated financial statements in accordance with U.S. GAAP.

Agreements that Provide us with Effective Control over our VIE

Exclusive Purchase Option Agreement.

Pursuant to the Exclusive Purchase Option Agreement, Mr. Zeyao Xue and Mr. Kai Xu granted to CCM Tianjin and any party designated by CCM Tianjin the exclusive right to purchase, at any time during the term of this agreement, all or part of the equity interests in E-commerce Tianjin, or the “Equity Interests,” at a purchase price equal to the registered capital paid by Mr. Zeyao Xue and Mr. Kai Xu for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to powers of attorney executed by Mr. Zeyao Xue and Mr. Kai Xu, they irrevocably authorized any person appointed by CCM Tianjin to exercise all shareholder rights, including but not limited to voting on their behalf on all matters requiring approval of E-commerce Tianjin’s shareholder, disposing of all or part of the shareholder’s equity interest in E-commerce Tianjin, and electing, appointing or removing directors and executive officers. The person designated by CCM Tianjin is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of Mr. Zeyao Xue and Mr. Kai Xu. The powers of attorney will remain in force for so long as Mr. Zeyao Xue and Mr. Kai Xu remain the shareholders of E-commerce Tianjin. Mr. Zeyao Xue and Mr. Kai Xu have waived all the rights which have been authorized to CCM Tianjin’s designated person under the powers of attorney.

Equity Pledge Agreement.

Pursuant to the Equity Pledge Agreements, Mr. Zeyao Xue and Mr. Kai Xu pledged all of the Equity Interests to CCM Tianjin to secure the full and complete performance of the obligations and liabilities on the part of E-commerce Tianjin and them under this and the above contractual arrangements. If E-commerce Tianjin, Mr. Zeyao Xue, or Mr. Kai Xu breaches their contractual obligations under these agreements, then CCM Tianjin, as pledgee, will have the right to dispose of the pledged equity interests. Mr. Zeyao Xue and Mr. Kai Xu agree that, during the term of the Equity Pledge Agreements, they will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and they also agree that CCM Tianjin’s rights relating to the equity pledge should not be interfered with or impaired by the legal actions of the shareholders of E-commerce Tianjin, their successors or designees. During the term of the equity pledge, CCM Tianjin has the right to receive all of the dividends and profits distributed on the pledged equity. The Equity Pledge Agreements will terminate on the second anniversary of the date when E-commerce Tianjin, Mr. Zeyao Xue and Mr. Kai Xu have completed all their obligations under the contractual agreements described above.

Agreements that Allow us to Receive Economic Benefits from our VIE

Exclusive Technology Consulting and Service Agreement.

Pursuant to the Exclusive Technology Consulting and Service Agreement, CCM Tianjin agreed to act as the exclusive consultant of E-commerce Tianjin and provide technology consulting and services to E-commerce Tianjin. In exchange, E-commerce Tianjin agreed to pay CCM Tianjin a technology consulting and service fee, the amount of which is to be equivalent to the amount of net profit before tax of E-commerce Tianjin, payable on a quarterly basis after making up losses of previous years (if necessary) and deducting necessary costs, expenses and taxes related to the business operations of E-commerce Tianjin. Without the prior written consent of CCM Tianjin, E-commerce Tianjin may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be CCM Tianjin’s sole and exclusive property. This agreement has a term of 10 years and may be extended unilaterally by CCM Tianjin with CCM Tianjin’s written confirmation prior to the expiration date. E-commerce Tianjin cannot terminate the agreement early unless CCM Tianjin commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

Agreements that Provide us with the Option to Purchase the Equity Interests in and Assets of our VIE

See Exclusive Purchase Option Agreement above

Spousal Consent Letters. The spouse of Mr. Kai Xu (Mr. Zeyao Xue is not married) of Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. has signed a spousal consent letter agreeing that the equity interests in Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. held by and registered under the name of the shareholder will be disposed pursuant to the contractual agreements with our WFOE. The spouse agreed not to assert any rights over the equity interest in Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. held by the shareholder.

Competitive Advantages

For our juice products, we believe our competitive advantages include the modern equipment and technology employed at our production factories in Shaanxi Province and the strategic locations of our manufacturing facilities. Our equipment and technology help us to ensure product quality, control costs and allow us to meet international fruit juice production standards such as ISO9001, HACCP, and Kosher certifications, and those imposed by the United States Food and Drug Administration. In addition, our manufacturing facilities are strategically located near regional fruit production centers. For example, Shaanxi Province, where two of our manufacturing facilities are located, is known in the PRC for pear and kiwi production. Our proximity to regional fruit production centers enables us to purchase fresh fruits directly from farmers, avoid the need of transporting fresh fruit over long distances to processing facilities, reduce our transportation expenses and damage to fresh fruit during transportation and helps us maintain high quality of finished products by preserving freshness.

For our CCM shared shopping mall, We have a unique real-name and membership based blockchain e-commerce shopping platform that integrates blockchain, internet technology and distinguishes itself by utilizing the automatic value distribution system of the blockchain and sharing the value of the platform to all the participants in the system. In addition to providing value and convenience to our members, we reward them for referring new members and promoting our products and helping to generate transactions. Based on blockchain technology, CCM is established to transform the relationship between companies and consumers from traditional selling and buying relationship to a value-sharing relationship. The platform will fairly distribute the benefit of the entire mall to users who engage in promotion, development, and consumption based on their contributions to the platform. The members of CCM are not only consumers and entrepreneurs but also participants, promoters and beneficiaries.

We believe that our management team, which includes Vincent Xue, our Chairman and Chief Executive Officer, Veronica Chen, our Chief Financial Officer, Yan Zhi, Our Chief Technology Officer, and a seasoned team of senior managers with significant experience in the areas of operations, marketing, technology and finance, is one of the strongest management teams in financial technology and integrated fruit-related products industry.

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

On November 16, 2015, Agricultural Plantations Yidu (formerly known as Hedetang Fruit Juice Beverages (Yidu) Co., Ltd.) signed a construction agreement with China Yi Ye Group Co. Ltd. to engage China Yi Zhi Group Co. Ltd. to establish an orange comprehensive deep processing zone in Yidu. On November 23, 2015, construction began on the agricultural products trading market. As the Chinese government recently tightened its enforcement of new and existing environmental regulations, the Company is in the process of adapting to the new standards and the project has been delayed. Since the Company’s current cash cannot support the future input requirements of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $16.80 million with respect to construction in progress and fixed assets of this project, and an impairment cost of $0.62 million with respect to the orange plantation.

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

On November28, 2016, we acquired SkyPeople Hedetang Foods China, formerly known as SkyPeople Foods China, to engage in the production and sale of foods and beverages through its subsidiaries.

On November 29, 2016, we established Foods Industry Zhouzhi to produce, process and sell kiwifruit wine, juice, puree and beverages. This company has not commenced operations as the date of this report.

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

On November 2, 2017, a wholly-owned indirect subsidiary of the Company, Hedetang Foods (China) Co., Ltd. (“Hedetang”), entered into a series of Creditor’s Rights Transfer Agreements (collectively, the “Acquisition Agreements”) with each of Shaanxi Chunlv Ecological Agriculture Co. Ltd., Shaanxi Boai Medical Technology Development Co., Ltd., and Shaanxi Fu Chen Venture Capital Management Co. Ltd. (collectively, the “Sellers”). Pursuant to the Acquisition Agreements, Hedetang agreed to purchase certain creditor’s rights of associated with companies located in the PRC for an aggregate purchase price of RMB 181,006,980 (approximately $27,344,096), of which RMB 108,604,188 (approximately $16,437,248.50) has been paid in cash and RMB 72,402,792 (approximately $10,937,638.50) has been paid in shares of common stock of the Company (the “Share Payment”) based on the average of the closing prices of Future FinTech’s common stock over the five trading days preceding the date of the Acquisition Agreements. The Share Payment was contingent on Future FinTech receiving shareholder approval at a Special Shareholders Meeting to increase its authorized common stock to 60,000,000 shares and to approve the Share Payment issuance under Acquisition Agreements. On March 13, 2018, the Company held a Special Meeting of shareholders, and the shareholders approved an amendment to the Second Amended and Restated Articles of Incorporation of the Company (the “Articles Amendment”), which increased the amount of authorized shares of common stock, par value $0.001 per share, of the Company from 8,333,333 to 60,000,000, as well as the Share Payment.

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

Under the terms of the Agreement, Peng transferred to DigiPay a 60% ownership interest in certain digital assets of DCON, a blockchain platform for cryptocurrency conversion, payment and other services (“DCON”), including but not limited to its business plan and white papers, business models, software, codes, architectures, codes, software, applications, technologies, patents, copyrights, trade secrets, customer lists, business points, trading platforms, digital rights, authentication systems, agreements and contracts, intellectual property, tokens, and the DCON communities established on Nova Realm City (the “Transfer Assets”) for an aggregate purchase price of $9,600,000 (the “Purchase Price”). The Company paid the Purchase Price by issuing to Peng 1,200,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), equaling a per share sale price of $8.00 (the “Share Payment”). DigiPay and Peng further established a Japanese operating company DCON DigiPay Limited for the Transfer Assets in February, 2018, of which DigiPay holds a 60% ownership interest and Peng holds a 40% ownership interest.

DCON DigiPay Limited (“DCON DigiPay”) was established on February 5, 2018 in Tokyo, Japan. Its main business scope includes the development and marketing of a blockchain based payment system, computer software, asset management consulting, and business consulting.

Future Digital FinTech (Xi’an) Co., Ltd. (“FinTech (Xi’an)”) was established on February 9, 2018 in Xi’an. Its main business scope includes software development and marketing, information consulting services, and financial information technology development.

GlobalKey SharedMall Limited (“GlobalKey SharedMall”) was established on March 6, 2018 in the Cayman Islands. Its main business scope includes an online trading and shopping platform for fresh fruits, juices and other products and services, using blockchain technology.

Chain Future Digital Tech (Beijing) Co., Ltd, (“Chain Future”) was established on July 10, 2018. Its main business scope includes technical services and technology transfer, development, promotion and consultation; wholesale of computers, software and auxiliary equipment, electronic products, and other related products. This company focuses its business on acting as an accelerator for blockchain projects and it provides basic support including technical support, whitepaper editing, solution design and financial management services for its clients. Its business also includes training and cultivating technicians for blockchain projects, providing consultation services regarding cryptocurrency exchanges and tokens listing matters, as well as marketing-related services.

Chain Future Digital Tech (Tianjin) Co., Ltd, (“Chain Future Tianjin”) was established on November 12, 2018. Its main business scope includes digital technology development, technology transfer, technical consultation and technical services; services in business incubation; development and sales of software technology; computer system integration services; company management consulting; financial information consulting; technology services on computer system, basic software, application software; exhibition services; meeting services; and advertisement business. Its business also includes training and cultivating technicians for blockchain projects, providing consultation services regarding cryptocurrency exchanges and tokens listing matters, as well as marketing-related services.

The company acquired 19.88% shares of Hedetang Holdings (Shenzhen) Co., Limited which is an NEEQ listed company, through Shenzhen Hedetang Industrial Co., Ltd on March 26, 2018, The business scope of the Hedetang Holdings (Shenzhen) Limited is information consultation (excluding restricted projects and talent intermediary services);import and export business (except for the items prohibited by laws, administrative regulations and by the state council, the restricted items can only be operated after obtaining the permission);Venture capital business; Business information consulting, financial, investmentand enterprise management consulting (the above items do not include restricted items);Research and development of prepackaged food and health food, pre-packaged food, health food production and sales; Information service business (Internet information service business only).

According to USGAAP Code No. 810-10-15-8, for legal entities other than limited partnerships, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree.

As all the board members, General Manager and Financial Contraller of Hedetang Holdings (Shenzhen) Co., Limited are appointed by the Company, Hedetang Holdings (Shenzhen) Co., Limited. is consolidated into the company’s financial statement.

SkyPeople Foods Holdings Limited established in British Virgin Island in 2011. Its main business scope includes trading, import and export of food products.

HeDeTang Holdings (HK) Ltd. incorporated in Hong Kong, China in 2007.,Its main business scope includes the research and development of food packages, food production techniques; the research and development of technique consultancy and transferring.

Digital Online Marketing Limited established in British Virgin Island in 2011. Its main business scope includes trading consultancy, corporation management, software development and marketing, information consulting services.

GlobalKey Network Technology (Tianjin) Co., Ltd. which was changed to Chain Cloud Mall (CCM) Network and Technology (Tianjin) Co., Ltd. , was established in January 2019. Its main business scope include, blockchain technology development, service, consultation and transfer; Encryption technology, digital integral system technology, e-commerce platform technology development, etc.

GloblalKey Network and Technology (Beijing) Co., Ltd was established on March 20, 2018. Its main business scope is technology service, development, consultation, transfer and technology popularization; Technology import and export, agent for import and export, import and export of goods.

Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. was established on April 4, 2019 by Mr. Zeyao Xue and Kai Xu and it is a variable interest entity of the Company. Its main business scope is sale of products through e-commerce. Mr. Zeyao Xue is a major shareholder of the Company and the son of Mr. Yongke Xue, our Chairman and Chief Executive Officer. Mr. Kai Xu is the Chief Operating Officer of the Company.

On July 31, 2019, Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., (“CCM Tianjin”), a wholly owned subsidiary of the Company, Chain Cloud Mall E-commerce (Tianjin) Co., Ltd., a limited liability company incorporated under the laws of the China (the “E-commerce Tianjin” or “WOFE”), and Mr. Zeyao Xue and Mr. Kai Xu, citizens of China and shareholders of E-commerce Tianjin, entered into the following agreements, or collectively, the “Variable Interest Entity Agreements” or “VIE Agreements,” pursuant to which CCM Tianjin has contractual rights to control and operate the business of E-commerce Tianjin (the “VIE”).

Pursuant to Chinese law and regulations, a foreign owned enterprise cannot apply for and hold a license for operation of certain e-commerce businesses, the category of business which the Company plans to expand in China. CCM Tianjin is an indirectly wholly foreign owned enterprise of the Company. In order to comply with Chinese law and regulations, CCM Tianjin agreed to provide E-commerce Tianjin an Exclusive Operation and Use Rights Authorization to operate and use the Chain Cloud Mall System owned by CCM Tianjin.

DCON DigiPay Limited (“DCON DigiPay”) was established on February 5, 2018 in Tokyo, Japan. Its main business scope includes the development and marketing of a blockchain based payment system, computer software, asset management consulting, and business consulting.

Future Digital FinTech (Xi’an) Co., Ltd. (“FinTech (Xi’an)”) was established on February 9, 2018 in Xi’an. Its main business scope includes software development and marketing, information consulting services, and financial information technology development.

GlobalKey SharedMall Limited (“GlobalKey SharedMall”) was established on March 6, 2018 in the Cayman Islands. Its main business scope includes an online trading and shopping platform for fresh fruits, juices and other products and services, using blockchain technology.

Chain Future Digital Tech (Beijing) Co., Ltd, (“Chain Future”) was established on July 10, 2018. Its main business scope includes technical services and technology transfer, development, promotion and consultation; wholesale of computers, software and auxiliary equipment, electronic products, and other related products. This company focuses its business on acting as an accelerator for blockchain projects and it provides basic support including technical support, whitepaper editing, solution design and financial management services for its clients. Its business also includes training and cultivating technicians for blockchain projects, providing consultation services regarding cryptocurrency exchanges and tokens listing matters, as well as marketing-related services.

Chain Future Digital Tech (Tianjin) Co., Ltd, (“Chain Future Tianjin”) was established on November 12, 2018. Its main business scope includes digital technology development, technology transfer, technical consultation and technical services; services in business incubation; development and sales of software technology; computer system integration services; company management consulting; financial information consulting; technology services on computer system, basic software, application software; exhibition services; meeting services; and advertisement business. Its business also includes training and cultivating technicians for blockchain projects, providing consultation services regarding cryptocurrency exchanges and tokens listing matters, as well as marketing-related services.

The company acquired 19.88% shares of Hedetang Holdings (Shenzhen) Co., Limited which is an NEEQ listed company, through Shenzhen Hedetang Industrial Co., Ltd on March 26, 2018, The business scope of the Hedetang Holdings (Shenzhen) Limited is information consultation (excluding restricted projects and talent intermediary services);import and export business (except for the items prohibited by laws, administrative regulations and by the state council, the restricted items can only be operated after obtaining the permission);Venture capital business; Business information consulting, financial, investmentand enterprise management consulting (the above items do not include restricted items);Research and development of prepackaged food and health food, pre-packaged food, health food production and sales; Information service business (Internet information service business only).

According to USGAAP Code No. 810-10-15-8, for legal entities other than limited partnerships, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree.

As all the board members, General Manager and Financial Contraller of Hedetang Holdings (Shenzhen) Co., Limited are appointed by the Company, Hedetang Holdings (Shenzhen) Co., Limited. is consolidated into the company’s financial statement.

SkyPeople Foods Holdings Limited established in British Virgin Island in 2011. Its main business scope includes trading, import and export of food products.

HeDeTang Holdings (HK) Ltd. incorporated in Hong Kong, China in 2007.,Its main business scope includes the research and development of food packages, food production techniques; the research and development of technique consultancy and transferring.

Digital Online Marketing Limited established in British Virgin Island in 2011. Its main business scope includes trading consultancy, corporation management, software development and marketing, information consulting services.

GlobalKey Network Technology (Tianjin) Co., Ltd. which was changed to Chain Cloud Mall (CCM) Network and Technology (Tianjin) Co., Ltd. , was established in January 2019. Its main business scope include, blockchain technology development, service, consultation and transfer; Encryption technology, digital integral system technology, e-commerce platform technology development, etc.

GloblalKey Network and Technology (Beijing) Co., Ltd was established on March 20, 2018. Its main business scope is technology service, development, consultation, transfer and technology popularization; Technology import and export, agent for import and export, import and export of goods.

Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. was established on April 4, 2019 by Mr. Zeyao Xue and Kai Xu and it is a variable interest entity of the Company. Its main business scope is sale of products through e-commerce. Mr. Zeyao Xue is a major shareholder of the Company and the son of Mr. Yongke Xue, our Chairman and Chief Executive Officer. Mr. Kai Xu is the Chief Operating Officer of the Company.

On July 31, 2019, Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., (“CCM Tianjin”), a wholly owned subsidiary of the Company, Chain Cloud Mall E-commerce (Tianjin) Co., Ltd., a limited liability company incorporated under the laws of the China (the “E-commerce Tianjin” or “WOFE”), and Mr. Zeyao Xue and Mr. Kai Xu, citizens of China and shareholders of E-commerce Tianjin, entered into the following agreements, or collectively, the “Variable Interest Entity Agreements” or “VIE Agreements,” pursuant to which CCM Tianjin has contractual rights to control and operate the business of E-commerce Tianjin (the “VIE”).

Pursuant to Chinese law and regulations, a foreign owned enterprise cannot apply for and hold a license for operation of certain e-commerce businesses, the category of business which the Company plans to expand in China. CCM Tianjin is an indirectly wholly foreign owned enterprise of the Company. In order to comply with Chinese law and regulations, CCM Tianjin agreed to provide E-commerce Tianjin an Exclusive Operation and Use Rights Authorization to operate and use the Chain Cloud Mall System owned by CCM Tianjin.

Principal Products and Services

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

The manufacturing process for fruit juice beverages involves further processing of fruit juice concentrates. Our fruit juice beverages are divided into two categories: pure fruit juice and fruit cider beverages. Currently we produce five flavors of fruit beverages in 236 ml glass bottles, 258 ml glass bottles, 280 ml glass bottles, 418 ml glass and 500 ml glass bottles, 888 ml glass bottles, 1.21 L glass bottles and BIB (bag in box) packages, including kiwifruit juice, mulberry juice, peach juice, pomegranate juice and fruit and vegetable juice. We also produce two flavors of lactobacillus fruit beverages in 268 ml glass bottles, including lactobacillus kiwifruit juice and lactobacillus mulberry juice, as well as three beverages with rich dietary fiber in 330 ml glass bottles, including kumquat and grapefruit juice, kiwifruit juice and mulberry juice. Our products are sold through distributors in stores.

Shared Shopping Mall

The Company is transforming its business from fruit juice manufacturing and distribution to a real-name and membership based blockchain e-commerce platform that integrates blockchain and internet technology. The trial operation of GlobalKey ShareMall, also known as Chain Cloud Mall (CCM) started on December 26, 2018. The CCM versions 1.0 and 2.0 were launched on January 22, 2019 and June 1, 2019, respectively.

We offer high-quality products at attractive prices and incentivize our members to promote our platform and share our products with their social contacts. Our platform has attracted a growing base of users, including members and non-members. These users are actively purchasing products on our platform. Since our trial operation of our platform on December 26, 2018, we had approximately 164 and 4,014 users as of December 31, 2018 and June 30, 2019, respectively.

Members are the key participants on our platform and drivers of our growth. Our members typically pay to gain access to a dedicated app that provides access to a curated selection of products, exclusive membership benefits, and features, including discounted prices and point rewards. Members can refer others to become members and are rewarded for doing so. Members can also promote products on various social platforms and are rewarded if those users purchase our products. We currently generate revenues primarily from fixed membership fees and selling products on our platform to users, including both members and non-members.

Currently, there are two kinds of membership programs, Diamond Elite and Silver Elite, with a different membership fees, each of which is valid for 200 days. The member must renew its membership before expiration to continue enjoying the discounts and earn points as a member. A non-member user can purchase products from the platform but does not enjoy any benefits or earn points.

Membership benefits are as follows:

(1) Receive a merchandise gift package;

(2) Exclusive discounts for merchandise sold on the Chain Cloud Mall (CCM) Web and App;

(3) Receive CCM-Point upon a successful new member and product referral;

CCM-Points can be used as coupons for the member’s future purchases on our app and website.

In order to promote our membership program, we currently allow our users to join the membership program by purchasing any merchandise of the equivalent value of the membership fee through our CCM app or website as an alternative to paying the upfront fixed membership fee.

CCM-Point can only be used as credits when making purchases on our platform, with one CCM Point representing RMB1.00. CCM-Point cannot be redeemed for cash. Members may transfer CCM Points to others.

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
			(2)	Fructose: processing 10 tons of fresh fruits per hour

Yingkou	Gaotai Town, Gaizhou, Liaoning Province	Concentrated apple juice	(1)	Processing 20 tons of fresh fruits per hour	All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods.

* In December 2016, we established a restructuring plan to close Huludao Wonder Operation.

Industry and Principal Markets

Market of Fruit Juice

Per the Bain & Company and Kantar Worldpanel 2018 CPI index for China, the total consumption of fast-moving consumer goods continued to rebound, with a growth rate of 52%, which was slightly higher than 47% in the previous year. In 2018, packaged food sales increased by 4.7%, while sales growth rates for beverages stayed at 1.5%. Sales of beverages increased by 1.5%, lower than the 2.8% growth in 2017.

From Dongxing Securites’ research report on the Food, Beverage and Juice Industry dated April 24, 2018, the overall growth of fruit juice is slow, so structural upgrade has become the key to boost growth. If comparing within the soft drink industry, the fruit juice segment has the lowest year-to-year growth. In 2013, the fruit juice industry experienced negative growth. The reason is that the demand side has undergone tremendous changes, and low-end juices with large market share are no longer popular. In 2016, there was a decline in sales volume and sales in China’s juice market. In recent years, low concentration juices have experienced declines in sales volume and sales; whereas mid concentration juices have the same sales performance as the juice segment as a whole, in which sales growth has slowed down. High concentration juices have experienced an increase in sales volume and price because of their high nutritional value and small customer base, and they has become the upgrade for most consumers.

E-commerce Industry and Social e-commerce Platforms in China

China’s online retail industry has experienced tremendous growth, with the overall market size growing from RMB3.88 trillion ($570 billion) in 2015 to RMB 9.01 trillion ($1.3 trillion) in 2018, according to China Internet Network Information Center. Within the growing online retail industry, social e-commerce platforms experienced robust growth and commanded an increasing share of the overall online retail industry. Social e-commerce platforms combine the attributes of mobile e-commerce and social media through its sharing element, and leverage social networks of its customers to lower the costs of customer acquisition. It decentralizes marketing and promotion activities from platform operators and manufacturers to the consumers/members of the platform, which provide more development opportunities for small and medium sized businesses which can’t afford large scale of promotion and marketing activities. The users of the platform and/or products are not only the consumers but also the recommenders and promoters for the products and the platforms. The social e-commerce platform market grew from RMB4.69 billion ($685 million) in 2015 to RMB 626.8 billion ($91.5 billion) in 2018, which represents a 255.8% increase compared to RMB 176.2 billion ($25.7billion) in 2017, according to iResearch Consulting Group. With the increasing use of social media, there is an increasing tendency for people to share their everyday lives and obtain information, including news, shopping needs and experience through social media. As of December 31, 2018, the monthly active account on wechat has increased to 1 billion and everyday there is average 750 million wechat users read the posts from their friends moments, according to iResearch Consulting Group.

Marketing, Sales and Distribution

We market our juice products through two primary methods: attendance at international exhibitions and sales made through distributors and trade websites. Our marketing and sales teams work closely together to maintain a consistent message to our customers.

The sales team is divided into three subdivisions, focusing on the sales of fruit juice concentrates, fruit beverage products and derivative products including foods, respectively. We sell our products either indirectly through distributors with good credit history or directly to end-users.

For our CCM shared shopping mall, we incentivize our members to recommend and market products through their own social networks and communities. Customers tend to find recommendations by influencers, including friends and families, more trustworthy. Members who promote products are rewarded if those users purchase our products.

The Chinese market drives our fruit beverage sales, with most beverages sold through provincial, city and county-level agents.

Competition

The markets in which we operate are competitive, rapidly evolving and subject to shifting customer demands and expectations. We believe that a number of companies are producing juice products that compete directly with our product offerings and some of our competitors have significantly more financial resources than we possess.

Our apple juice concentrate competitors include Sdic Zhounglu Fruit Juice Co., Ltd., Yantai North Andre (Group) Juice Co., Ltd., Shaanxi Hengxing Fruit Juice and Shaanxi Haisheng Juice Holdings Co., Ltd. We also compete with fruit juice companies such as Wahaha, Huiyuan, Nongfu Guoyuan, Tongyi and Meizhiyuan.

We believe our competitive advantages include our modern equipment and our proprietary processes for the production of specialty fruit juices or small breed fruit juices. Among the twenty-one proprietary technologies, we have obtained ten design patents, nine invention patents for production and two Utility Model Patents for equipment. Our current specialty fruit juice offering includes kiwifruit and mulberry related juice products. We also have technologies to produce concentrated persimmon, turnjujube, apricot, cherry, cherry tomato, sea-buckthorn, strawberry and wolfberry juices.

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

The e-commerce industry in China is intensely competitive. Our competitors include all major e-commerce companies in China, and other internet companies in China that engage in social e-commerce businesses.

We anticipate that the e-commerce industry will continually evolve and will continue to experience rapid technological change, evolving industry standards, shifting customer requirements, and frequent innovation. We must continually innovate to remain competitive.

We compete primarily on the basis of the following factors: (i) our ability to attract and retain a large number of members and other users and establish strong community bonding and maintain member loyalty through social interaction effectively, (ii) our shared shopping platform that enables users to buy products easily, (iii) strong fulfillment capabilities, including logistics and online payment, (iv) advanced technology infrastructure, and (v) reliable and flexible supply chain and strong manufacturing partner network.

We believe that we are well-positioned to effectively compete on the basis of the factors listed above. However, some of our current or future competitors may have longer operating histories, greater brand recognition, better supplier relationships, larger user base or greater financial, technical or marketing resources than we do, and they may also adopt membership-based, value-sharing e-commerce models or other similar models on their platforms.

Raw Materials and Other Supplies

Fresh fruits, including apples, pears and kiwifruits are the primary raw materials for our products. The continuous supply of high quality fresh fruit is necessary for our current operations and our future business growth.

The PRC has the largest planting area of kiwifruit and apples in the world. Shaanxi Province, the location of two of our factories, has the largest planting area of kiwifruit and apples in the PRC. Pomegranate, strawberry, peach and cherry yields are also high in Shaanxi Province. Other raw materials used in our business include pectic enzyme, amylase, auxiliary power fuels and other power sources such as coal, electricity and water.

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

Seasonality

We can only produce fruit juice concentrates during the squeezing season generally from July or August through April of the following year, while our fruit juice beverages can be produced year round. Annual capacity of our production lines varies based on the availability of the fresh fruit and is ultimately contingent on weather and other climatic conditions leading up to and through the harvest seasons. As a result, our fruit juice business is highly seasonal as sales of our products are generally higher during the squeezing season. Sales of our juice products during the months from March through July, or the non-squeezing season, generally tend to be lower due to a shortage of fresh fruit and a lower level of production activity.

Government Regulations

Food and Beverage Regulations and Permits

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

The Chinese government recently tightened its enforcement of existing and new environmental regulations.The Company is in the process of adapting to the new standards and certain of our construction projects have been delayed.

Regulations Relating to E-Commerce

In January 2014, the former State of Administration of Industry and Commerce (which has been merged into State Administration for Market Regulation or SAMR) adopted the Administrative Measures for Online Trading, or the Online Trading Measures, which took effect in March 2014. Under the Online Trading Measures, e-commerce platform operators are required to examine, register and archive the identity information of the merchants applying for access to their platforms as sellers, and verify and update such information regularly. The Online Trading Measures also provide that e-commerce platform operators must make publicly available (i) the link to or the information contained in the business licenses of the merchants, in the case of business entities, or (ii) a label confirming the verified identity of the merchants, in the case of individuals. A consumer is entitled to return the commodities within seven days after receipt of the commodities without giving a reason, except for the following commodities: customized commodities, fresh and perishable commodities, audio-visual products downloaded online or unpackaged by consumers and computer software and other digital commodities, and newspapers and journals that have been delivered. E-commerce platform operators must, within seven days upon receipt of the returned commodities, provide full refunds to consumers. In addition, operators are prohibited from setting forth provisions in contracts or other terms that are not fair or reasonable to consumers such as those excluding or restraining consumers’ rights, relieving or exempting operators’ responsibilities, and increasing the consumers’ responsibilities, or conducting transactions in a forcible manner taking advantage of contractual terms or technical means.

In March 2016, the State Administration of Taxation, or the SAT, the Ministry of Finance, or the MOF, and the General Administration of Customs jointly issued the Circular on Tax Policy for Cross-Border E-Commerce Retail Imports, which took effect in April 2016. Pursuant to this circular, goods imported through the cross-border e-commerce retail are subject to tariff, import value-added tax, and consumption tax based on the types of goods. Individuals purchasing any goods imported through cross-border e-commerce retail are taxpayers, and e-commerce companies, companies operating e-commerce transaction platforms or logistic companies are required to withhold the taxes.

On August 31, 2018, the Standing Committee of the National People’s Congress promulgated the E-Commerce Law, which became effective on January 1, 2019. The E-Commerce Law sets forth a series of requirements on e-commerce platform operators. According to the E-Commerce Law, e-commerce platform operators shall verify and register platform merchants, and cooperate with the market regulatory administrative department and tax administrative department to conduct industry and commerce registrations and tax registrations for merchants. The e-commerce platform operators shall also prepare a contingency plan for cybersecurity events and take technological measures and other measures to prevent online illegal and criminal activities. The E-Commerce Law also expressly requires platform operators to take necessary actions to ensure fair dealing on their platforms to safeguard the legitimate rights and interests of consumers, including to prepare platform service agreements and transaction information record-keeping and transaction rules, to prominently display such documents on the platform’s website, and to keep such information for no fewer than three years following the completion of a transaction. To legally handle intellectual property infringement disputes, upon receipt of the notice specifying preliminary evidence for alleged infringement, the platform operators are required to take necessary measures in a timely manner, such as deleting, blocking and disconnecting the hyperlinks, terminating transactions and services, and forwarding notices to merchants on its platform. If an e-commerce platform operator fails to take necessary measures when it knows or should have known that a merchant on the platform infringes any third-party intellectual property rights, products or services provided by a merchant on its platform do not meet the requirements regarding personal or property safety, or any merchant otherwise impairs the lawful rights and interests of consumers, the e-commerce platform operator will be held jointly liable with the merchants on its platform.

Moreover, the E-Commerce Law imposes a requirement on operators of e-commerce platforms to assist in tax collection with respect to income generated by sellers from transactions conducted on e-commerce platforms, including among others, submitting to the tax authority information on the identities of sellers on e-commerce platforms and other information relating to tax payment. Failure to comply with the requirement may result in operators of e-commerce platform being subject to fines and, in severe circumstances, suspension of business operations of e-commerce platforms. If the members on our platform were deemed to be selling our products on consignment basis, the PRC tax authorities may require our members to make tax registration and request our assistance in these efforts, pursuant to the new E-Commerce Law, and our members may be subject to more stringent tax compliance requirements. See “Risk Factors—The newly adopted E-Commerce Law may have a material impact on our business, financial conditions and results of operations.” According to the EIT Law, the VAT Law and other applicable regulations, sellers that conduct transactions on e-commerce platforms are generally subject to enterprise income tax at a rate of 25%, and value-added tax at a rate of 13% or 9% for services or products sold on the e-commerce platforms. Certain sellers that are deemed as small taxpayers under PRC law are subject to reduced value-added tax at a rate of 3%.

Value-Added Telecommunication Business Operating Licenses

The PRC Telecommunications Regulations, or the Telecom Regulations, which were issued by the State Council in 2000 and were most recently amended in February 2016 are the primary governing law on telecommunication services. The Telecom Regulations set out the general framework for the provision of telecommunication services by PRC entities. Under the Telecom Regulations, telecommunications service providers are required to procure operating licenses prior to their commencement of operations. The Telecom Regulations draw a distinction between “basic telecommunications services” and “value-added telecommunications services.” A “Catalog of Telecommunications Business” was issued as an attachment to the Telecom Regulations to categorize telecommunications services as basic or value-added. In December 2015, MIIT released the Catalog of Telecommunication Business (2015 Revision), or the 2015 Telecom Catalog, implemented in March 2016. Under the 2015 Telecom Catalog, both the online data processing and transaction processing business (i.e., operating e-commerce business) and information service business, continue to be categorized as value-added telecommunication services.

In March 2009, MIIT issued the Administrative Measures for Telecommunications Business Operating Permit, or the Telecom Permit Measures, which was implemented in 2009 and most recently amended in 2017. Pursuant to the Telecom Permit Measures, the operation scope of the value-added telecommunication business operating license, or VATS license, shall detail the permitted activities of the enterprise to which it is granted. An approved telecommunication services operator shall conduct its business in accordance with the specifications recorded on its VATS License. The VATS Licenses can be further categorized based on the specific business operations permitted to be carried out under such licenses, including among others, the VATS Licenses for internet information services, or the ICP License, and the VATS License for electronic data interchange business, or the EDI License. In addition, a VATS License holder is required to obtain approval from the original permit-issuing authority prior to any change to its shareholders, business scope or other information recorded on such license. In February 2015, the State Council has issued the Decisions on Cancelling and Adjusting a Batch of Administrative Approval Items, which, among others, replaced the pre-registration approval requirement for telecommunications business with post-registration approval requirement.

In September 2000, the State Council promulgated the Administrative Measures on Internet Information Services, or the Internet Measures, most recently amended in January 2011. Under the Internet Measures, “internet information services” refer to the provision of information through the internet to online users, and are divided into “commercial internet information services” and “non-commercial internet information services”. Commercial internet information services operators shall obtain an ICP License, from the relevant government authorities within China. Chain Cloud Mall E-commerce (Tianjin) Co., Ltd., our VIE, holds our VATS License for our Value-Added Telecommunication businesses.

Regulations Relating to Internet Information Security and Privacy Protection

Internet information in China is regulated from a national security standpoint. The National People’s Congress, or the NPC, has enacted the Decisions on Preserving Internet Security in December 2000 and amended in August 2009, which subject violators to potential criminal punishment in China for any attempt to: (i) gain improper entry into a computer or system of strategic importance; (ii) disseminate politically disruptive information; (iii) leak state secrets; (iv) spread false commercial information; or (v) infringe intellectual property rights. The Ministry of Public Security of the PRC, or the MPS, has promulgated the Administrative Measures for the Computer Information Network and Internet Security Protection in December 1998 and amended in January 2011, which prohibits use of the internet in ways which, among other things, result in a leak of state secrets or a spread of socially destabilizing content. If an internet information service provider violates these measures, the MPS and its local branches may issue warning, confiscate the illegal gains, impose fines, and, in severe cases, advice competent authority to revoke its operating license or shut down its websites.

Under the Several Provisions on Regulating the Market Order of Internet Information Services, issued by the MIIT in December 2011 and implemented in March 2012, an internet information service provider may not collect any user personal information or provide any such information to third parties without the consent of the user. An internet information service provider must expressly inform the users of the method, content and purpose of the collection and processing of such user personal information and may only collect such information necessary for the provision of its services. An internet information service provider is also required to properly maintain the user’s personal information, and in case of any leak or likely leak of the user’s personal information, the internet information service provider must take immediate remedial measures and, in severe circumstances, immediately report to the telecommunications authority. Moreover, pursuant to the Ninth Amendment to the Criminal Law issued by the SCNPC in August 2015 and implemented in November 2015, any internet service provider that fails to fulfill the obligations related to internet information security administration as required by applicable laws and refuses to rectify upon orders, shall be subject to criminal penalty for the result of (i) any dissemination of illegal information in large scale; (ii) any severe effect due to the leakage of the client’s information; (iii) any serious loss of criminal evidence; or (iv) other severe situation. Any individual or entity that (i) sells or provides personal information to others in a way violating the applicable law, or (ii) steals or illegally obtains any personal information, shall be subject to criminal penalty in severe situation. In addition, the Interpretations of the Supreme People’s Court and the Supreme People’s Procuratorate of the PRC on Several Issues Concerning the Application of Law in Handling Criminal Cases of Infringing Personal Information, issued in May 2017 and implemented in June 2017, clarified certain standards for the conviction and sentencing of the criminals in relation to personal information infringement.

In November 2016, the SCNPC promulgated the Cyber Security Law of the PRC, or the Cyber Security Law, which became effective on June 1, 2017. The Cyber Security Law requires that a network operator, which includes, among others, internet information services providers, take technical measures and other necessary measures in accordance with applicable laws and regulations and the compulsory requirements of the national and industrial standards to safeguard the safe and stable operation of its networks. We are subject to such requirements as we are operating websites and mobile applications and providing certain internet services mainly through our mobile applications. The Cyber Security Law further requires internet information service providers to formulate contingency plans for network security incidents, report to the competent departments immediately upon the occurrence of any incident endangering cyber security and take corresponding remedial measures.

Internet information service providers are also required to maintain the integrity, confidentiality and availability of network data. The Cyber Security Law reaffirms the basic principles and requirements specified in other existing laws and regulations on personal data protection, such as the requirements on the collection, use, processing, storage and disclosure of personal data, and internet information service providers being required to take technical and other necessary measures to ensure the security of the personal information they have collected and prevent the personal information from being divulged, damaged or lost. Any violation of the Cyber Security Law may subject the internet information service provider to warnings, fines, confiscation of illegal gains, revocation of licenses, cancellation of filings, shutdown of websites or criminal liabilities.

Furthermore, MIIT’s Rules on Protection of Personal Information of Telecommunications and Internet Users promulgated in July 2013, effective September 2013, contain detailed requirements on the use and collection of personal information as well as security measures required to be taken by telecommunications business operators and internet information service providers.

Regulations Relating to Pyramid Selling in the PRC

The Regulations on Prohibition of Pyramid Selling, that were promulgated by the State Council in August 2005 and became effective in November 2005, prohibit pyramid selling activities. According to the Regulations on Prohibition of Pyramid Selling, the following activities taken by organizers or operators are considered as “pyramid selling”: (i) taking in new members and compensating each member by giving material awards or other financial benefits, based upon the number of new members directly or indirectly introduced by such member on a rolling basis, so as to gain illegal benefits; or (ii) requesting a sum of money as entry fee or as a condition to membership for new members, either directly or through purchasing commodities, so as to gain illegal benefits; or (iii) requesting members to introduce additional members to establish a multi-level relationship and compensating each member based on the level of sales generated by the additional members introduced by such member, so as to gain illegal benefits. The PRC laws and regulations have not defined “illegal benefit” and the determination of gaining “illegal benefit” is to a large extent subject to discretionary view of the competent authorities in the PRC. Any individual or entity engaging in organization of pyramid selling may be subject to confiscation of illegal gains and fines ranging from RMB0.5 million to RMB2.0 million (US$0.3 million), and even criminal liabilities if a crime is constituted. On March 23, 2016, the former State of Administration of Industry and Commerce (which has been merged into SAMR) promulgated the Risk Warning for New Types of Pyramid Selling, which provides that if an activity satisfies the three features stated above at the same time, it will be identified as pyramid selling, regardless of whether any illegal benefit is obtained.

Regulations Relating to Intellectual Property in the PRC

Trademark

The PRC Trademark Law and its implementation rules protect registered trademarks. The PRC Trademark Office of State Administration of Industry and Commerce is responsible for the registration and administration of trademarks throughout the PRC. The Trademark Law has adopted a “first-to-file” principle with respect to trademark registration. Registered trademarks are granted a valid term of ten years, which could be renewed each time for another ten years commencing from the day after the expiry date of the last period of validity if the required renewal formalities have been completed. Pursuant to the PRC Trademark Law, counterfeit or unauthorized production of the label of another person’s registered trademark, or sale of any label that is counterfeited or produced without authorization will be deemed as an infringement to the exclusive right to use a registered trademark. The infringing party will be ordered to stop the infringement immediately, a fine may be imposed, and the counterfeit goods will be confiscated. The infringing party may also be held liable for the right holder’s damages, which will be equal to the gains obtained by the infringing party or the losses suffered by the right holder as a result of the infringement, including reasonable expenses incurred by the right holder for stopping the infringement.

Domain Name

The MIIT promulgated the Measures on Administration of Internet Domain Names, or the Domain Name Measures, on August 24, 2017, which took effect on November 1, 2017. The MIIT is the major regulatory body responsible for the administration of PRC internet domain names, under supervision of which the China Internet Network Information Center, or CNNIC, is responsible for the daily administration of “.cn” domain names and Chinese domain names. CNNIC adopts a “first-to-file” principle with respect to the registration of domain names. Applicants for registration of domain names must provide the true, accurate and complete information of their identities to domain name registration service institutions. The applicants will become the holder of such domain names upon the completion of the registration procedure.

Copyright

The PRC Copyright Law, or the Copyright Law, which took effect on June 1, 1991 and was amended in 2001 and 2010, provides that Chinese citizens, legal persons, or other organizations shall, whether published or not, own copyright in their copyrightable works, which include, among others, works of literature, art, natural science, social science, engineering technology and computer software. Copyright owners enjoy certain legal rights, including the right of publication, right of authorship and right of reproduction. The Copyright Law extends copyright protection to Internet activities, products disseminated over the Internet and software products. In addition, the Copyright Law provides for a voluntary registration system administered by the China Copyright Protection Center, or the CPCC. According to the Copyright Law, an infringer of the copyrights shall be subject to various civil liabilities, which include ceasing infringement activities, apologizing to the copyright owners and compensating the loss of copyright owner. Infringers of copyright may also subject to fines and/or administrative or criminal liabilities in severe situations.

Pursuant to the Computer Software Copyright Protection Regulations promulgated by the State Council on December 20, 2001 and amended on January 30, 2013, Chinese citizens, legal persons and other organizations shall enjoy copyright on software they develop, regardless of whether the software is released publicly. Software copyright commences from the date on which the development of the software is completed. The protection period for software copyright of a legal person or other organizations shall be 50 years, concluding on December 31 of the 50th year after the software’s initial release. The software copyright owner may go through the registration formalities with a software registration authority recognized by the State Council’s copyright administrative department. The software copyright owner may authorize others to exercise that copyright, and is entitled to receive remuneration.

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

888 ml fruit juice beverages in glass bottle (Patent No. ZL 2014 3 0206022.4) (granted to SkyPeople (China) on February 18, 2015)

Kiwifruits packing box (Patent No. ZL 2012 3 0561124.9) (granted to SkyPeople (China) on April 24, 2013)

418 ml fruits juice beverage packing box (Patent No. ZL 2012 3 0557226.3) (granted to SkyPeople (China) on April 3, 2013)

500 ml fruits juice beverage packing box (Patent No. ZL 2012 3 0557346.3) (granted to SkyPeople (China) on April 24, 2013)

We believe that these technologies are leading technologies in our industry in China.

In addition, using our proprietary technologies, we have developed flow-through capacitor membrane, reverse osmosis concentration and composite biological enzymolysis technology to clarify and remove murkiness from fruit juice. We believe that such are leading technologies in our industry in China.

We believe that our continued success and competitive status depend largely on our proprietary technology and ability to innovate. We have taken the required measures to protect the confidentiality of our proprietary technologies and processes. We rely on a combination of know-how, patent and trade secret laws, as well as confidentiality agreements to protect our proprietary rights. We will take the necessary action to seek remuneration if we believe our intellectual property rights have been infringed upon. As of December 31, 2018, we held twenty-one active patents granted by SIPO related to breaking up and separating fruit peel; removing fruit peel and fruit hair; production of various concentrated fruit juice; and bottle tags, respectively. These patents have a duration of 10 years. However, we do not have patents on certain other intellectual property that we possess.

We also hold registered trademarks for our “Hedetang” brand with the Trademark Bureau of the State Administration for Industry and Commerce (“SAIC”) granted on September 14, 2008 in Category 29, Category 30, Category 31 and Category 32, and on April 21, 2009 in Category 5. The trademarks expire on September 13, 2028 and April 20, 2029, respectively, and can be extended upon expiration.

We hold registered trademarks for our “SkyPeople” brand with the Trademark Bureau of the SAIC in Category 30 and Category 32 with period of validity from May 14, 2011 to May 13, 2021, and in Category 31 with period of validity from September 7, 2011 to September 6, 2021. The registration of such trademarks can be extended upon expiration.

Employees

As of December 31, 2018, we had approximately 85 full-time employees and approximately 5 part-time employees, all of whom are located in the PRC. None of our employees are covered by a collective bargaining agreement.

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

Our revenue, gross margins and cash flows from juice products are substantially dependent on the prevailing prices we receive for our products and the cost of our raw materials, neither of which we control. The factors influencing the sales price of concentrated fruit juice include the supply price of fresh fruit, supply and demand of our products in international and domestic markets and competition in the fruit juice industry.

The price of our principal raw materials, fresh fruit, is subject to market volatility as a result of numerous factors including, but not limited to, general economic conditions, governmental regulations, weather, transportation delays and other uncertainties that are beyond our control. Due to such market volatility, we generally do not, nor do we expect to, have long-term contracts with our fresh fruit suppliers. Other significant raw materials used in our business include packing barrels, pectic enzyme, amylase and auxiliary materials such as coal, electricity and water. Prices for these items may be volatile as well and we may experience shortages in these items from time to time. As a result, we cannot guarantee that the necessary raw materials to produce our juice products will continue to be available to us at prices currently in effect or acceptable to us. In the event raw material prices increase materially, we may not be able to adjust our juice product prices, especially in the short term, to recover such cost increases. If we are not able to effectively offset these cost increases by adjusting the price of our products, our margins will decrease and earnings for our juice business will suffer accordingly.

If we fail to maintain membership loyalty or sustain membership growth, or fail to maintain member relationships effectively and retain existing members, our business and operating results may be materially and adversely affected.

We are a membership-based value sharing e-commerce platform and therefore membership loyalty and growth are essential to our business. The growth of our business depends on our ability to maintain and increase the number of members on our platform and improve the level of their engagement. Individuals can become our members mainly by purchasing our membership at a fixed price. We currently do not charge membership renewal fees or periodic membership fees. We may decide to charge membership renewal fees or other type of fees in the future. Such change in practice may negatively impact the membership loyalty and result in a decline in the level of engagement of our members. Damage to our reputation or our failure to anticipate needs of and provide value-added services to our members, among other things, could also diminish membership loyalty and reduce activity of members on our platform, which could cause our revenue and operating income to decline and negatively impact our profitability. If our existing and new business opportunities and incentives, products, services and other initiatives do not generate sufficient enthusiasm and economic incentive to retain our existing members or attract new members on a sustained basis, our operating results could be adversely affected. As a result, in order to maintain our business growth in the future, we need to increase our retention of existing members and continue to successfully attract additional members.

Weather and other environmental factors affect our raw material supply and a reduction in the quality or quantity of our fresh fruit supplies may have material adverse consequences on our financial results.

Our juice business may be adversely affected by weather and environmental factors beyond our control, such as adverse weather conditions during the growing or squeezing seasons. A significant reduction in the quantity or quality of fresh fruit harvested resulting from adverse weather conditions, disease or other factors could result in increased per unit processing costs and decreased production, with adverse financial consequences to us.

We sell our juice products primarily through distributors and delays in delivery or poor handling by distributors may affect our sales and damage our reputation.

We primarily sell our juice products through our distributors and rely on these distributors for the distribution of our products. These distributors are not obligated to continue to sell our products. Any disruptions in our relationships with our distributors could cause interruption to the supply of our juice products to retailers, which would harm our revenue and results of operations. In addition, delivery disruptions may occur for various reasons beyond our control, including poor handling by distributors or third party transport operators, transportation bottlenecks, natural disasters and labor strikes, and could lead to delayed or lost deliveries. Some of our juice products are perishable and poor handling by distributors and third party transport operators could also result in damage to our products that would make them unfit for sale. If our juice products are not delivered to retailers on time, or are delivered damaged, we may have to pay compensation, we could lose business and our reputation could be harmed.

Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate and our annual performance will depend largely on results from our first and fourth quarters.

Our fruit juice business is highly seasonal, reflecting the harvest season of our primary source fruits from July or August of a year to April the following year. Typically, a substantial portion of our revenue from fruit juice products is earned during our first and fourth quarters. We generally experience lower revenue during our second and third quarters. If sales in our first and fourth quarters are lower than expected, our operating results would be adversely affected and it would have a disproportionately large impact on our annual operating results.

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

Concerns over food safety and public health may affect our juice business by increasing our costs and negatively impacting demand for our products.

We could be adversely affected by diminishing confidence in the safety and quality of certain food products or ingredients. As a result, we may elect or be required to incur additional costs aimed at increasing consumer confidence in the safety of our juice products. For example, a crisis in the PRC over melamine contaminated milk in 2008 has adversely impacted Chinese food exports since October 2008, as reported by the Chinese General Administration of Customs, although most foods exported from the PRC were not significantly affected by the melamine contamination. In addition, our concentrated fruit juices exported to foreign countries must comply with quality standards in those countries. Our success depends on our ability to maintain the quality of our existing and new products. Product quality issues, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish the image of our brands and may cause consumers to choose other products.

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

We cannot guarantee that our current or potential competitors will not provide juice products comparable or superior to those we provide or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that there will be significant consolidation in the juice beverage industry among our competitors, and alliances may develop among competitors. These alliances may rapidly acquire significant market share, and some of our distributors may commence production of products similar to those we sell to them. Increased competition may result in price reductions, reduced margins and loss of market share, any of which could materially adversely affect our profit margins. We cannot guarantee that we will be able to compete effectively against current and future competitors. Aggressive marketing or pricing by our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition.

We may engage in future acquisitions involving significant expenditures of cash, the incurrence of debt or the issuance of stock, all of which could have a materially adverse effect on our operating results.

As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product and service offerings, augment our market coverage, enhance our technological capabilities or otherwise offer growth opportunities. From time to time, we review investments in new businesses and we expect to make investments in, and to acquire, businesses, products or technologies in the future. In the event of any future acquisitions, we may expend significant cash, incur substantial debt and/or issue equity securities and dilute the percentage ownership of current shareholders, all of which could have a material adverse effect on our operating results and the price of our Common Stock. We cannot guarantee that we will be able to successfully integrate any businesses, products, technologies or personnel that we may acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

We require various licenses and permits to operate our juice business, and the loss of or failure to renew any or all of these licenses and permits could materially adversely affect our business.

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

The United States and various other governments have imposed controls, export license requirements and restrictions on the export of some of our products. Governmental regulation of exports, or our failure to obtain required export approval for our products, could harm our international sales and adversely affect our revenue and profits. In addition, failure to comply with such regulations could result in penalties, costs and restrictions on export privileges. Additionally, the U.S. has imposed additional tariffs on products from China . Uncertainty regarding policies affecting global trade may make it difficult for our management to accurately forecast our business, and increases in the duties, tariffs and other charges imposed on our products by the United States or other countries in which on our products are sold, or other restraints on international trade, could negatively affect our business and the results of our operations.

If our business model were found to be in violation of applicable laws and regulations, our business, financial condition and results of operations would be materially and adversely affected.

In August 2005, the State Council promulgated the Regulations on the Prohibition of Pyramid Selling, which prohibits individuals and entities in China from engaging in pyramid selling. See “Regulation—Regulations Relating to Pyramid Selling in the PRC.” We believe that our current business model is not in violation of applicable PRC laws and regulations, including the Regulations on the Prohibition of Pyramid Selling. However, there is no assurance that the competent governmental authorities in China will share our view, or that they will find our business model not in violation of any applicable regulations, given the uncertainties in the interpretation and application of existing PRC laws, regulations and policies relating to our current business model, including, but not limited to, regulations regulating pyramid selling. Moreover, new laws, regulations or policies may also be promulgated in the future, and there is no assurance that our current business model will be in full compliance with the new laws, regulations or policies. If our business model were to be found in violation in the future, we will have to make adjustments to our business model or cease certain of our business operations, and the relevant governmental authorities may confiscate any illegal gains and impose a fine, which would have a material and adverse impact on our business, financial condition and results of operations.

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

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. While we depend on the abilities and participation of our current management team generally, we rely particularly upon Mr. Yongke Xue, our chief executive officer (“CEO”); Mr. Zhi Yan, a member of the Company’s Board of Directors (the “Board”) and our Chief Technology Officer; and Ms. Veronica Chen, our chief financial officer (“CFO”). The loss of the services of Messrs. Yongke Xue, Zhi Yan or Ms. Chen for any reason could significantly adversely impact our business and results of operations. Competition for senior management and senior technology personnel in the PRC is intense and the pool of qualified candidates is very limited. Accordingly, we cannot guarantee that the services of our senior executives and other key personnel will continue to be available to us, or that we will be able to find a suitable replacement for them if they were to leave.

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

We believe that our existing working capital and cash available from operations will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and business and the expansion of distribution channels and associated support personnel require a significant commitment of resources. In addition, if the markets for our products and shared shopping mall develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenues, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution of the shares held by existing stockholders. If additional funds are raised through the issuance of debt securities, such securities may provide the holders certain rights, preferences, and privileges senior to those of common stockholders, and the terms of such debt could impose restrictions on our operations. We cannot guarantee that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned business development and marketing efforts, which could harm our business, financial condition and operating results.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

Our success depends, in part, on our ability to protect our proprietary technologies. We hold twenty-one patents in the PRC covering our fruit processing technology. The process of seeking patent protection can be lengthy and expensive and we cannot guarantee that our existing or future issued patents will be sufficient to provide us with meaningful protection or commercial advantages. We also cannot guarantee that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make or sell our products in the PRC or other countries.

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

Our transition to blockchain-related products and services may subject us to new laws, rules and regulations that may materially adversely affect the development and the value of such assets and lines of business.

Following the completion of the contemplated spin-off of our fruit juice business, our main businesses will be e-commerce, financial leasing and project finance, investment and asset management, business incubation and acceleration services for blockchain companies, blockchain related training, capital market and consulting services as well as using blockchain technology for these businesses, such as the DCON payment system. Our new businesses create the risk that we will be subject to the laws and regulations of a number of jurisdictions, which we intend to continually work with counsel to identify and with which we intend to conform. Identifying the application of, and conforming with, laws and regulations in jurisdictions around the world may increase our operating costs and adversely affect our results of operations. If we are unable to adequately identify and address such compliance issues, we may face increased risks of government action against us, which could inhibit the development, growth and operation of our new businesses.

In particular, we will be subject to the laws and regulations of China in financial leasing and project finance, investment and asset management and blockchain areas, such as the Administrative Laws for Financial Leasing Enterprises Supervision, Guidelines for Acceleration of the Development of Financial Leasing Industry. There are no specific regulations in China regarding to the application of blockchain technology. Currently, our subsidiaries in China have received government approval for their businesses. Chain Cloud Mall logistics Center has approval from the State Administration for Industry and Commerce (“SAIC”) to conduct business in the following areas: financial leasing; the purchase of assets domestically or internationally for leasing; leasing consultation and guarantee; and related services. Zhonglian Hengxin has approval from SAIC to conduct business in the following areas: asset management (except for financial, securities, futures and other restricted items); asset acquisition, asset disposal and asset operation (except for financial, securities, futures and other restricted items); planning and advisory for corporate restructure and merger and acquisition; equity and real estate investment (no public offerings, restricted to investment through assets of the company itself). GlobalKey Supply Chain has approval from SAIC to conduct business in the following areas: all types of commodities and technology import and export; sales of health products, food additives, pre-packed foods, fruit juice; dairy products (including infant formula) distribution; alcohol distribution; retail and sales of related products online; and software and hardware development and sales.

On September 4, 2017, the People’s Bank of China, the Office of the Central Cyberspace Affairs Commission, the Ministry of Industry and Information Technology, the State Administration of Industry and Commerce, the China Banking Regulatory Commission, the China Securities Regulatory Commission, and the China Insurance Regulatory Commission jointly issued the rules of Prevention of Token Financing Risk, pursuant to which “initial coin offerings” are defined as illegal financing activities without approval, involving illegal issuance of tokens and notes, illegal issuances of securities and illegal crowdfunding and financial fraud and pyramid sales. These rules require the cessation of token and cryptocurrency financing and refunds to the investors. Currently, the Chinese government has prohibited initial coin offerings in China, but the use of blockchain and its applications are not prohibited. Financing leasing companies are regulated by China Banking and Insurance Regulatory Commission. The Company plans to issue and trade cryptocurrencies in the countries in which such businesses are allowed, such as Japan, and the software coding and structural design work will be done in China by Chinese technicians. On May 25, 2016, the Congress of Japan passed an Amendment to its Capital Settlement Law, which became effective on April 1, 2017. The law formally recognizes cryptocurrency as a lawful payment method and put it under legal system of Japan. DCON complies with this law. Currently, there are no cryptocurrency or blockchain laws or regulations in China, but the adoption, implementation and enforcement of any such laws and regulations could impede the development of our business lines, require increased operating costs associated with compliance, and negatively affect our results of operations.

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

DCON uses what is called “cold” wallets for these accounts, which also have multiple signature requirements to protect the digital assets. mBTC uses the SHA256 algorithm, which by itself gives a high level of safety. A “cold wallet” is a wallet that is not connected to the internet. A user can store his or her crypto assets in a cold wallet if such user has no immediate plan to use those assets because it is safer than “hot wallet” storage, which refers to a storage system that is connected to the internet and is potentially more vulnerable to hacking. Through the use of cold wallet technology, DCON can increase the safety of users’ assets, which can be selectively moved to “hot wallets” in preparation for specific transactions. Additionally, DCON requires real name registration for its cryptocurrency and each wallet and address can match a real person, i.e. a user must use his/her real name in order to use his/her wallet. User anonymity is an important property of the traditional blockchain system, which uses as its core premise absolutely free and anonymous exchanges. However, there are disadvantages related to user anonymity. For example, the loss of key records or hard drive failure may result in the loss of tens of millions of dollars in assets. Aiming to become a blockchain-based financial center, DCON will have real life business through its community stores, fund investment, mortgage loans, and similar products. Because these social and business activities involve risks and large amounts of capital, they should be conducted under a framework of regulatory and financial policies, which is a common theme in the worldwide financial system. Based on years of experience in the financial industry, DCON has cautiously chosen the real-name system described above to make sure, to the extent possible, that the assets of its users are protected and in compliance with applicable laws and regulations. Due to the nature of blockchain, all the assets on the blockchain can be tracked, traced and monitored. NRC uses real name registration and transaction information that can be traced, which reduces the risk of manipulation. The Shared Shopping Mall employs security measures common to blockchain technologies, such a multiple identity authentication and multi-signature requirements. The security measures to be employed by our blockchain projects currently in development have not yet been determined. There is no guarantee that these security measures or any that we may develop in the future will be effective.

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

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. We currently operate through three direct wholly-owned subsidiaries: DigiPay FinTech Limited, a company incorporated under the laws of the British Virgin Islands, Digital Online Marketing Limited, a company organized under the laws of the British Virgin Islands, and SkyPeople Foods Holding Limited, a company organized under the laws of the British Virgin Islands, and their subsidiaries and VIE in Hong Kong, Japan, Cayman Islands and China, and we maintain manufacturing operations in China. Any of these jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. If we become subject to additional taxes in any jurisdiction, such tax treatment could materially and adversely affect our business, financial condition and operating results.

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

The rapid growth of China’s economy has been uneven among economic sectors and geographic regions of the country. China’s economy grew at an annual rate of 6.6% in 2018 as measured by the year-over-year change in gross domestic product, or GDP, according to the National Bureau of Statistics of China. Rapid economic growth can lead to growth in the money supply and rising inflation. The inflation rate in China was approximately 2.1% in 2018 as reported by National Bureau of Statistics, and is expected to increase. If prices for our products and services fail to rise at a rate sufficient to compensate for the increased costs of supplies, such as raw materials, due to inflation, it may have an adverse effect on our profitability.

Furthermore, in order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for property, plant and equipment and restrictions on state bank lending. The implementation of such policies may impede future economic growth. If the central bank raises interest rates from current levels, economic activity in China could further slow and, in turn, materially increase our costs and reduce demand for our products and services.

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

We carry out our juice business in an industry that is subject to PRC environmental protection laws and regulations. These laws and regulations require enterprises engaged in manufacturing and construction that may cause environmental waste to adopt effective measures to control and properly dispose of waste gases, waste water, industrial waste, dust and other environmental waste materials, as well as fee payments from producers discharging waste substances. Fines may be levied against producers causing pollution. Although we have made efforts to comply with such laws and regulations, we cannot guarantee that we have fully complied with all such laws and regulations. Except for Yingkou, all of our operating facilities hold a Pollution Emission Permit. The failure of complying with such laws or regulations may subject us to various administrative penalties such as fines. If the circumstances of the breach are serious, the central government of the PRC, including all governmental subdivisions, has the discretion to cease or close any operations failing to comply with such laws or regulations. There can also be no assurance that the PRC government will not change the existing laws or regulations or impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditure, which we may be unable to pass on to our customers through higher prices for our products. In addition, we cannot guarantee that we will be able to comply with any such laws and regulations.

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

Certain of our subsidiaries have received government subsidies from local governments. We recognized $0.16 million and $0.19 million in government subsidies for fiscal years 2018 and 2017, respectively. Past government grants or subsidies are not indicative of what we will obtain in the future. We cannot guarantee that we will continue to be eligible for government grants or other forms of government support. In the event that we are no longer eligible for grants, subsidies or other government support, our business and financial condition could be adversely affected.

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

We are a holding company incorporated in the State of Florida and do not have any assets or conduct any business operations other than our investments in our subsidiaries and affiliates. As a result of our holding company structure, we rely entirely on dividend payments from our subsidiaries in China. PRC accounting standards and regulations currently permit payment of dividends only out of accumulated profits, a portion of which is required to be set aside for certain reserve funds. Furthermore, if our subsidiaries in China incur debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. Although we do not intend to pay dividends in the future, our inability to receive all of the revenue from our Chines subsidiaries’ operations may provide an additional obstacle to our ability to pay dividends if we so decide in the future.

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

On August 8, 2006, six Chinese regulatory agencies, namely, Ministry of Commerce (“MOFCOM”), the State Assets Supervision and Administration Commission, the State Administration for Taxation (“SAT”), SAIC, the Securities Regulatory Commission (“CSRC”) and the State Administration of Foreign Exchange (“SAFE”), jointly promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, generally referred to as the 2006 M&A Rules, which became effective on September 8, 2006. The 2006 M&A Rules, among other things, govern the approval process by which an offshore investor may participate in an acquisition of assets or equity interests of a Chinese domestic company. Depending on the structure of the transaction, the 2006 M&A Rules require the transaction parties to make a series of applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Under certain circumstances, government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the 2006 M&A Rules will be more time consuming and expensive than in the past, and the government can exert more control over the combination of two businesses under the 2006 M&A Rules. As a result of any potential application of the 2006 M&A Rules, our ability to engage in business combination transactions in the PRC has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to us or sufficiently protective of our interests in a transaction.

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

Additionally, the 2006 M&A Rules also purport to require that an offshore special purpose vehicle (” SPV”) formed for listing purposes and controlled directly or indirectly by PRC companies or individuals shall obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear, with no consensus currently existing regarding the scope and applicability of the CSRC approval requirement. Given that we established our PRC subsidiaries by means of direct investments, we believe that these regulations do not require an application to be submitted to the CSRC for the approval of the listing and trading of our stock on the NASDAQ, unless we are clearly required to do so by subsequently promulgated rules of the CSRC. If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for the offerings, we may need to apply for a remedial approval from the CSRC and may be subject to certain administrative punishments or other sanctions from these regulatory agencies. The regulatory agencies may take actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our stock.

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

All of our present officers and directors reside outside of the United States. In addition, all of our subsidiaries and assets are located outside of the United States. Therefore, it may be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. Federal securities laws or otherwise.

Risks Related to Our Common Stock

We are authorized to issue blank check preferred stock, which may be issued without shareholder approval and which may adversely affect the rights of holders of our Common Stock.

We are authorized to issue 10,000,000 shares of preferred stock. The Board is authorized under our articles of incorporation, as amended, to provide for the issuance of shares of preferred stock by resolution and by filing a certificate of designations under Florida law, to fix the designation, powers, preferences and rights of the shares of each such series of preferred stock and the qualifications, limitations or restrictions thereof without any further vote or action by the shareholders. The Board previously designated and issued 1,000,000 shares of Series A preferred stock which were automatically converted into our Common Stock upon the effective date of our two-for-three reverse split and returned to the status of authorized and unissued shares of preferred stock following the reverse split. As of December 31, 2018 there were no shares of Series A preferred stock issued and outstanding. Any shares of preferred stock that are issued are likely to have priority over our Common Stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized under certain circumstances as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids to acquire us and thereby prevent shareholders from receiving the maximum value for their shares. We have no present intention to issue any additional shares of preferred stock in order to discourage or delay a change of control or for any other reason. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Zeyao Xue has control over key decision making as a result of his control of a substantial amount of our voting stock.

Zeyao Xue, the son of our Chief Executive Officer and Chairman of the Board of Directors, indirectly and directly beneficially owns 13,034,114 shares, or approximately 40.3%, of our outstanding common stock as of the date of this report. Mr. Zeyao Xue’s beneficial ownership of 40.3% of Future FinTech’s issued and outstanding common stock will give him the ability to control the outcome of matters submitted to shareholders for approval, including but not limited to the election of directors and any merger, consolidation, or sale of all or substantially all of the Company’s assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of the Company’s assets that other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that other shareholders do not support. This concentrated control could also discourage a potential investor from acquiring the common stock of the Company due to the limited voting power of such shares. As a shareholder, even a controlling shareholder, Mr. Zeyao Xue is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our shareholders generally.

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

On January 4, 2018, the Company received a written notification from the NASDAQ Stock Market Listing Qualifications staff indicating that the Company had regained compliance with the minimum market value of publicly held shares (“MVPHS”) of $5,000,000 requirement for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(b)(1)(C) (the “MVPHS Requirement”) and that the matter was now closed. The minimum market value of publicly held shares of the Company’s common stock had been at $5,000,000 or greater for at least 10 consecutive business days. Accordingly, the Company had regained compliance with the MVPHS Requirement.

On November 26, 2018, the Company received written notice from the NASDAQ Stock Market stating that the Company was not in compliance with the requirement of maintaining a minimum of $10,000,000 in stockholders’ equity for continued listing on the NASDAQ Global Market, as set forth in NASDAQ Listing Rule 5450(b)(1)(A). The notice had no immediate effect on the listing of the Company’s common stock, and its common stock continued to trade on the NASDAQ Global Market under the symbol “FTFT”. Under NASDAQ Rules, the Company had 45 calendar days to submit a plan to regain compliance. If the plan were accepted, NASDAQ could grant the Company an extension up to 180 calendars from the date of the NASDAQ letter. Alternatively, the Company could consider applying to transfer the Company’s securities to the NASDAQ Capital Market, which has a minimum stockholders’ equity requirement of $2,500,000.

On December 28, 2018, the Company received confirmation from the Nasdaq Stock Market that its application to transfer the listing of its common stock from the Nasdaq Global Market to the Nasdaq Capital Market (the “Capital Market”) had been approved. The Company’s common stock began trading on the Capital Market on December 31, 2018.

On February 28, 2019, the Company received a letter from NASDAQ notifying the Company that, because the closing bid price for the Company’s common stock listed on NASDAQ was below $1.00 for 30 consecutive trading days, the Company no longer met the minimum bid price requirement for continued listing on NASDAQ under NASDAQ Marketplace Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The notification had no immediate effect on the listing of the Company’s common stock. In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), the Company had a period of 180 calendar days from the date of notification, until August 27, 2019 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. If at any time before the expiration of the Compliance Period the bid price of the Company’s common stock closed at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ would provide written notification that the Company had achieved compliance with the Minimum Bid Price Requirement. If the Company did not regain compliance by the end of the Compliance Period, the Company may have been eligible for an additional 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the NASDAQ Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appeared to NASDAQ that the Company would not be able to cure the deficiency, or if the Company were otherwise not eligible, NASDAQ would provide notice that the Company’s securities were subject to delisting.

On May 7, 2019, the Company received a written notification from the NASDAQ Stock Market Listing Qualifications Staff indicating that the Company has regained compliance with the $1.00 minimum closing bid price requirement for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) and that the matter is now closed. The closing bid price of the Company’s common stock has been at $1.00 per share or greater for at least 10 consecutive business days. Accordingly, the Company has regained compliance with the Minimum Bid Price Requirement. On May 8, 2019, the Company issued a press release announcing that the Company has regained compliance with Minimum Bid Price Requirement.

On April 17, 2019, the Company received a notification letter from NASDAQ stating the Company was not in compliance with NASDAQ Listing Rule 5250(c)(1), due to its failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 10-K”). The NASDAQ notification letter provided the Company 60 calendar days from the date of the notification, or until June 17, 2019, to submit a plan to NASDAQ to regain compliance with the NASDAQ’s continued listing requirements. If the plan were accepted, NASDAQ could grant an exception of up to 180 calendar days, or until October 14, 2019, for the Company to regain compliance. The Company may regain compliance at any time during this 180-day period upon filing its 2018 10-K, as well as all subsequent required periodic reports that are due within that period. If NASDAQ did not accept the Company’s compliance plan, the Company would have the opportunity to appeal that decision to a Hearing Panel under Listing Rule 5815(a).

On May 21, 2019, the Company received a notification letter from NASDAQ stating the Company was not in compliance with NASDAQ Listing Rule 5250(c)(1), due to its failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and its remaining delinquent in the filing of its Annual Report on Form 10-K for the year ended December 31, 2018 (the “Initial Delinquent Filing”). The NASDAQ notification letter provided the Company until June 17, 2019, to submit a plan to NASDAQ to regain compliance with the NASDAQ’s continued listing requirements. If the plan were accepted, NASDAQ could grant an exception of up to 180 calendar days from the due date of the Initial Delinquent Filing, or until October 14, 2019, for the Company to regain compliance. If NASDAQ did not accept the Company’s compliance plan, the Company would have the opportunity to appeal that decision to a Hearing Panel under Listing Rule 5815(a).

On June 14, 2019, the Company submitted its plan of compliance in connection with its failure to timely file the annual report on Form 10-K for the period ended December 31, 2018 and the quarterly report on Form 10-Q for the period ended March 31, 2019 (the “Delinquent Filings”) to NASDAQ. In a notification letter dated July 29, 2019, NASDAQ granted the Company an exception until August 31, 2019 to file its delinquent Form 10-K for the period ended December 31, 2018 and until September 30, 2019 to file the Forms 10-Q for the periods ended March 31 and June 30, 2019, based upon the initial plans of compliance submitted by the Company to NASDAQ.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

Our principal executive offices are located at 23/F, China Development Bank Tower, No. 2 Gaoxin 1st Road, Hi-Tech Industrial Zone, Xi’an, Shaanxi Province, PRC 710065, and our telephone number is 86-29-88377161. The area of our office is approximately 1,400 square meters.

We operate four factories through a branch office of SkyPeople (China) and three subsidiaries of SkyPeople (China). In each of these factories, we own all the factory facilities except for land with regard to which we own land use rights. There is no private ownership of land in the PRC. All land ownership is held by the government of the PRC. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. The chart summarizes the information of the facilities and the four factories that we operate in:

Location	Products	Operator	Size	Land Use Rights Expiration Date
A-19, Kexin Industry Park, Zhongguancun, Shuangjiezhen Beichen District, Tianjin, P.R. China

23th Floor, China Development Bank Tower, No. 2 Gaoxin 1st Road, Hi-Tech Industrial Zone, Xi’an, Shaanxi Province	Headquarters	N/A	1,425.96 square meters	*
Sanqu Town, Jingyang County, Xianyang City, Shaanxi Province	Concentrated apple and pear juice and concentrated kiwifruit juice	SkyPeople (China)	34,476.04 square meters	December 27, 2056
Siqun Village, Mazhao Town, Zhouzhi County, Xi’an City, Shaanxi Province	Kiwifruit puree, concentrated kiwifruit puree, and fruit beverages	Shaanxi Qiyiwangguo	23,599.78 square meters and 34,335.05 square meters	December 5, 2048 November 14, 2048
Hujia Village, Gaotai Town, Suizhong County, Huludao, Liaoning Province	Concentrated apple and pear juice and apple aroma, fruit juice beverages	Huludao Wonder**	86,325 square meters	April 20, 2054
Yuton Village, Shizijie Town, Gaizhou, Liaoning Province	Concentrated apple juice and apple aroma	Yingkou	20,732 square meters	April 5, 2055

*	Our certificate of this facility does not indicate any expiration date, although the usage of this property shall not exceed 50 years under the PRC law.
**	In December 2016, the Company established a winding-down plan to close Huludao Wonder operation.

We believe that our current offices and facilities are adequate to meet our needs, and that additional facilities will be available for lease, if necessary, to meet our future needs.

ITEM 3 – LEGAL PROCEEDINGS

On June 29, 2015, SkyPeople China entered into a loan agreement with Beijing Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 30 million (approximately $4.36 million) from Beijing Bank. Hongke Xue, Yongke Xue and Xiujun Wang provided guarantees for the loan and Shaanxi Boai Medical Technology Development Co., Ltd. (“Shaanxi Boai”) provided certain real estate property as a pledge for the loan. SkyPeople China did not repay the loan on time and Beijing Bank filed an enforcement request with Xi’an Intermediate People's Court in June 2017. The Xi’an Intermediate People’s Court seized real estate properties pledged by Shaanxi Boai and Xiujun Wang. In November 2018, the Court sold the real estate property pledged by Xiujun Wang at RMB1,170,180. Because the real estate property is Xiujun Wang’s primary home, the Court allocated RMB 117,000 to Xiujun Wang as transition home leasing fee and deducted outstanding mortgage payments, and the remaining amount was delivered to the Beijing Bank as the repayment. The Court has also made inquiries to the Beijing Bank as to whether it is willing to accept the pledged real estate property of Shaanxi Boai as the repayment of the outstanding loan for the amount of RMB 27,932,300 (approximately $4.06 million) but Beijing Bank has refused to take the real property as repayment of the loan and the enforcement has been terminated by the Court.

On March 8, 2016, SkyPeople China entered into a loan agreement with Ningxia Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 25 million (approximately $3.63 million) from Ningxia Bank. Hongke Xue, Yongke Xue, Lake Chen, Shaanxi Boai Medical Technology Development Co., Ltd. and Shaanxi Qiyiwangguo provided guarantees for the loan. SkyPeople China also pledged 37 pieces of equipment and the related trademarks to Ningxia Bank for the loan. SkyPeople China has not repaid the loan and Ningxia Bank filed an enforcement action with Xi’an Intermediate people’s court in August 2017. The Court has frozen the assets of SkyPeople China that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by SkyPeople China for its business. In July 2018, Shaanxi Qiyiwangguo filed a petition to the Court and requested the termination of the enforcement action on the basis that its guarantee of the loan was not valid because the seal used on the guarantee agreement was not authentic and the guarantee was not approved by the shareholders of Shaanxi Qiyiwangguo. On Novermber 27, 2019, Shaanxi Qiyiwangguo withdrew its petition. The Court agreed to such withdrawal and there has been on other progress of this case.

On December 23, 2015, SkyPeople China entered into two loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 13.90 million (approximately $2.13 million), and RMB 30 million (approximately $4.59 million) from China Construction Bank, respectively. Shaanxi Boai Medical Technology Development Co., Ltd. (“Boai”), Hongke Xue, Yongke Xue, Xiujun Wang and Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) provided pledges for the loans. SkyPeople China has not repaid the loans and China Construction Bank filed an enforcement action with Xi’an Intermediate People's Court in March 2017. In December, 2017, SkyPeople China received the enforcement notice from the Court. The Court has seized certain parking space and land use rights pledged by Xiujun Wang and Boai and sold the land use right pledged by Boai in auction for approximately RMB 24,835,790 as repayment to China Construction Bank. The Court also seized certain land use rights pledged by Yingkou Trusty Fruits Co., Ltd., but the auction sale for those rights was not successful. SkyPeople China currently is in discussions with China Construction Bank on the payment terms and the final amount.

On May 9, 2016, SkyPeople China entered into loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 22.9 million (approximately $3.50 million) from China Construction Bank. Shaanxi Province Credit Reassurance Company (“Credit Reassurance Company”) provided a guarantee to China Construction Bank for the loan, Hongke Xue and Yongke Xue provided their guarantees, and SkyPeople China provided an office space that it owned to Credit Reassurance Company as a pledge. SkyPeople China has not repaid the loan and Credit Reassurance Company repaid the loan for SkyPeople China. In June 2017, Credit Reassurance filed an enforcement action request with Xi’an Intermediate People’s Court (the “Court”) in June 2017. In December 2017, SkyPeople China received the enforcement notice from the Court. The Court issued a verdict to seize the office space of SkyPeople China for auction sale on December 26, 2017. In February 2018, the auction sale was conducted but not successful. In June 2018, the Court decided to use the pledge property as the repayment for the outstanding loan of RMB 12.21 million (approximately $1.78 million).

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

Upon the Court’s suggestion, the parties agreed to a settlement discussion in April 2017. As a part of the settlement discussion, on April 18, 2017, the Company withdrew its non-enforcement request with the Court without prejudice. Both parties are still in the process of settlement negotiations. If the parties cannot reach a settlement agreement, the Company has the right to refile the non-enforcement request with the Court. As the Company may still be liable for this loan, the Company recorded expenses and liability of $5.8 million as the result of these two enforcement proceedings in the third quarter of 2018.

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed a lawsuit with Beijing 2nd Intermediate People’s Court (the “Beijing Intermediate Court”) against the Company’s indirectly wholly-owned subsidiaries Shaanxi Guoweimei Kiwi Deep Processing Company, Ltd. (“Guoweimei”) and Hedetang Farm Products Trading Market (Mei County) Co., Ltd. (“Trading Market Mei County Co”, and together with Guoweimei, “Lessees”) requested that Lessees repay RMB 50 million (approximately $7.27 million) in capital lease fees, plus interest. Cinda purchased or paid for refrigerant warehouse and trading hall to the suppliers and vendors and agreed to lease them to the Lessees for a leasing fee of RMB 50 million in December 2016. The capital leasing fee became due on its maturity date of June 2017, with certain land use rights of Lessees in Mei County and equity of Guoweimei as a pledge. The Company disputed that the land use rights for the refrigerant warehouse and trading hall were never sold to or transferred to Cinda, therefore it is loan agreement and not capital lease agreement among the parties. Lessees have taken the position that Cinda is not a bank and does not have government permits required to make loans in China, and the agreements including pledge agreement were invalid, void and without legal effect from the beginning. Therefore, the Company only has the obligations to repay principal but not the interest. In November 2017, Beijing Intermediate Court ruled in favor of Cinda and the Lessees appealed the case to the Beijing Supreme Court. The Beijing Supreme Court held a hearing at the end of July 2018. On December 4, 2018, the Beijing Supreme Court upheld the lower court’s decision. Currently, the case is under enforcement procedure and Cinda is in the process of evaluating the value of the land use rights. Currently, the seized properties are still owned by subsidiaries of SkyPeople China.

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed another lawsuit with Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Guoweimei and SkyPeople China for repayment of leasing fee of RMB 84,970,959 (approximately $12.35 million) plus interest. In January 2014, Guoweimei and SkyPeople China (the “Equipment Lessees”) signed an Equipment Financial Lease Purchase Agreement with Cinda and an equipment supplier pursuant to which Cinda would provide funds to purchase equipment and the Equipment Lessees would lease the equipment from Cinda. Guoweimei pledged certain land use rights in Mei County to Cinda and Xi’an Hedetang and Hedetang Holding pledged their equities in Guoweimei to Cinda to secure the repayment. Mr. Hongke Xue also provided a personal guarantee for the payment of the leasing fee. Beijing Intermediate Court had two hearings of the case and on March 21, 2018, and it ruled in favor of Cinda to the effect that SkyPeople China and Guoweimei shall pay leasing fees due in the amount of RMB 20,994,048 (approximately $3.05 million), as well as leasing fees not yet due in the amount of RMB 63,975,910 (approximately $9.30 million), plus attorney’s fees and expenses. Beijing Intermediate Court also ruled that Mr. Hongke Xue is jointly liable for the debt as the guarantor, and that Cinda has priority rights to the pledged land use rights in Mei County and the pledged equities of Guoweimei as well as the ownership of the leasing properties until the leasing fees are paid. SkyPeople China has appealed the decision to the Beijing Supreme Court. The Beijing Supreme Court rejected the appeal and upheld the original verdict on September 7, 2018. Currently, the case is under enforcement procedure. Currently, the seized properties are still owned by subsidiaries of SkyPeople China.

In April 2015, SkyPeople China entered into a loan agreement with Shaanxi Fangtian Decoration Co. Ltd. (“Fangtian”). Pursuant to the loan agreement, SkyPeople China borrowed RMB 3.5 million (approximately $508,780) from Fangtian. SkyPeople China has not repaid the loan and Fangtian filed a lawsuit with Xi’an Yanta District People’s Court (“Yanta District Court”). On August 10, 2017, Yanta District Court ruled against SkyPeople China and determined that SkyPeople China must repay the loan of RMB 3.5 million plus interest RMB of 402,500 (approximately $585,098). Fangtian has requested court enter into enforcement procedures for the case.

On May 4, 2015, SkyPeople China and Xi’an Branch of Shanghai Pudong Development Bank (SPD Bank Xi’an Branch) renewed a Working Capital Loan Contract and Repayment Schedule, according to which both parties agreed that SPD Bank Xi’an Branch loaned RMB 26.9 million (approximately $3.92 million) to SkyPeople China with a term of one year. On the signing date of the Loan Contract, Hongke Xue, Yongke Xue, Xiujun Wang and SPD Bank Xi’an Branch signed Contract of Guaranty for guaranteeing the repayment of loan and undertaking joint liability. According to a Mortgage Contract of Maximum Amount signed between SkyPeople China and SPD Bank Xi’an Branch on April 2, 2013, SkyPeople China provided one of its real properties and land use rights as the pledge. But SkyPeople China failed to repay after SPD Bank Xi’an Branch issued the loan.

In October, 2015, SPD Bank Xi’an Branch filed the enforcement request with the Intermediate Court of Xi’an and the Court has seized pledge real property and land use rights and equity ownership of SkyPeople China in Wonder Fruit and SkyPeople Suizhong. During the enforcement procedure, SPD Bank Xi’an Branch has transferred its creditor’s rights to China Huarong Asset Management Co., Ltd. (“China Huarong”). The Court changed the execution applicant to China Huarong on December 12, 2018. China Huarong had applied to the Court for valuing the seized real property and land use rights. The valuation process has not yet been completed.

Shaanxi Guoweimei Kiwi Deep Processing Co. Ltd (“Guoweimei”), entered into a construction agreement with Shaanxi Fangyuan construction co., Ltd. (“Fangyuan”) in July 2013. On October 8, 2018, Fangyuan filed a lawsuit and requested that Guoweimei pay a project construction fee plus penalty of RMB 56,323,403.93 (approximately $8.22 million). On June 10, 2019, Baoji Intermediate People's Court issued a verdict that Guoweimei must pay RMB41, 576,833.4 (approximately $6.07 million) plus penalty to Fangyuan, and Fangyuan will enjoy preferential right for the projects in processing zone of National Wholesale and Trading Center in Mei County for Kiwi Fruits developed by Guoweimei.

In May 2015, Hedetang Farm Products Trading Markets (Mei County) Co., Ltd. (“Hedetang”) and Shaanxi Zhongkun Construction Co., Ltd. (“Zhongkun”) entered into a construction and decoration agreement. On September 5, 2018, Zhongkun filed the lawsuit with Shaanxi Provincial People’s Court (the “Court”) for repayment of construction and decoration fees. The Court issued a civil judgement in November 2018, ordering Hedetang to pay project funds of RMB 1,632,971.6 (approximately $238,389) to Zhongkun, plus interest. After entering into the enforcement phase, the Court found assets of Hedetang had been seized by Xi’an Yanta District People’s Court and Baoji Intermediate People's Court, and there were no other assets for enforcement, so the enforcement procedure has been terminated by the Court.

On October 31, 2017, Xi’an Shanmei Food Co. Ltd. filed a lawsuit against Shaanxi Qiyiwangguo, a majority-owned subsidiary of the Company, with Zhouzhi County People’s Court in connection with a Land Lease Agreement entered into by the parties on October 1, 2013. On March 2, 2018, Zhouzhi County People’s Court issued a verdict that: (i) the Land Lease Agreement was thereby terminated; (ii) Shaanxi Qiyiwangguo shall pay Xi’an Shanmei the outstanding leasing fee RMB 211,621 (approximately $30,762) and (iii) Shaanxi Qiyiwangguo shall return the 29.3 mu industrial use land to Xi’an Shanmei. Shaanxi Qiyiwangguo has appealed the decision to the Xi’an Intermediate People’s Court on the basis that: (x) the land use right was a capital contribution by Xi’an Shanmei for a shareholder of Shaanxi Qiyiwangguo who is also the sole shareholder of Xi’an Shanmei and the Land Lease Agreement was invalid and has no legal effect; (y) Zhouzhi Court did not schedule the hearing for the count claims filed by Shaanxi Qiyiwangguo; and (z) Zhouzhi Court violated certain civil procedures during the trial of the case. Due to the late notice to Zhouzhi Court, the case file was not timely transferred to Xi’an Intermediate Court and no appeal hearing was scheduled. Zhouzhi Court has issued verdict for enforcement procedure and Qiyiwangguo has filed petition of disagreement for the enforcement which is still under Zhouzhi Court’s review.

In January, 2016 Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd (“Qiyiwangguo”) and Nanjing Bailuotong Logistics Services Co., Ltd (“Bailutong”) entered into a transportation agreement to ship fruit juices. Bailutong failed to deliver the juice products and held them after their expiration date. Qiyiwangguo filed a lawsuit against Bailutongwith Zhouzhi county People’s Court, and the Court issue the verdict in February 2018 that: (1) the transportation contract between Qiyiwangguo and Bailutong was terminated, and (2) Bailutong owed RMB 203,550.76 (approximately $29,715) to Qiyiwangguo for the loss of Qiyiwangguo. Bailutong appealed the case to Xi’an Intermediate People's Court. Xi’an Intermediate People's Court rejected the appeal and upheld the original verdict.

Qiyiwangguo entered into an agreement with Henan Huaxing Glass Co., Ltd. (“Huaxing”) in May 2014 for Huaxing to supply glass bottles to Qiyiwangguo. However, due to the disputes regarding the quality of products supplied by Huaxing, Qiyiwangguo did not pay the prices for certain glass bottles. In August, 2017, Huaxing filed a lawsuit and the court ruled that Qiyiwangguo owed Huaxing RMB 203,742 (approximately $29,743) in July 2018. During the enforcement process, the parties reached a settlement agreement but Qiyiwangguo failed to pay the amount due and now the case is still in the court enforcement process.

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Huludao Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay a RMB 40 million (approximately $5.81 million) bank loan, plus interest. The loan became due on its maturity date of December 9, 2016. On December 19, 2016, the Huludao Court accepted the case. The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date. Wonder Fruit believes that the interest charged by Suizhong Branch is 100% higher than the base rate set by People’s Bank of China and is not consistent with the China People’s Bank’s base interest and floating rate. The Huludao Court has seized land use rights, buildings and equipment of Wonder Fruit that were pledged as guarantee for the loan and has organized two auction sales for these assets in January and February of 2018, but both auction sales have been unsuccessful in finding a buyer. On July 19, 2018, the Court issued a verdict ordering Huludao Wonder to transfer its land use rights, building, equipment, electronic and transportation assets to Zuizhong Branch as payment of the outstanding principal, auction and evaluation fees and some interest of the loan for RMB 42,639,264 (approximately $6.22 million). Now there is RMB 11.95 million (approximately $1.74 million) in interest on the loan unpaid.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on the Nasdaq Capital Market under the symbol “FTFT.” Prior to December 31, 2018, our stock traded on the Nasdaq Global Market, and before that, on the NYSE Amex.

The following table sets forth the high and low inter-dealer prices, without mark-up, mark-down or commission, involving our Common Stock during each calendar quarter, and may not represent actual transactions.

2018	High	Low
First quarter	$6.6	$2.02
Second quarter	$3.55	$1.6
Third quarter	$2.255	$1.08
Fourth quarter	$2.03	$0.49

2017	High	Low
First quarter	$7.07	$5.03
Second quarter	$5.93	$2.32
Third quarter	$2.49	$1.49
Fourth quarter	$6.24	$1.35

Reports to Stockholders

We plan on furnishing stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its independent certified public accountants. The Company intends to maintain compliance with the periodic reporting requirements of the Exchange Act.

Stockholders

As of August 15, 2019, there were 32,317,083 shares of our Common Stock issued and outstanding, and we had approximately 79 record holders of our Common Stock, not including holders who hold their shares under street name.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock. The payment of dividends is at the discretion of the Board and is contingent on our revenues and earnings, capital requirements, financial condition and the ability of our operating subsidiaries to obtain governmental approval to send funds out of the PRC. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the near future.

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

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended December 31, 2018 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2018, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders (1)	62,500		$3.57	(2)	-
Equity compensation plans not approved by stockholders		$	N/A		-
Total		$	N/A

(1)

Consists of equity incentive plans, which was approved by the Company’s shareholders at its annual meetings on August 18, 2011, November 19, 2015 and March 13, 2018.  On February 28, 2017, the Company issued options to purchase 62,500 shares of the Company’s common stock with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2011 Stock Incentive Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant to three of the Company’s employees pursuant to the 2011 Stock Incentive Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on August 18, 2011. These options vested immediately on the grant date with a fair market value of $223,375 based on the fair value of $3.57 per share, which was determined by using the Black Scholes option pricing model. The Company recognized stock-based compensation expense of $223,375 in the first quarter of fiscal year 2017 under the 2011 Stock Incentive Plan. As of December 31, 2018, there were no shares available for issuance under all three stock incentive plans.

On March 29, 2017, the Company issued 250,000 shares of the Company’s unrestricted common stock to six of the Company’s employees pursuant to our 2015 Omnibus Equity Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on November 19, 2015. The Company recorded an expense of $250 in the first quarter of fiscal year 2017 under the 2015 Omnibus Equity Plan, reflecting a par value of $0.001 per share of the Company’s common stock. The Company’s 2015 Omnibus Equity Plan permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 250,000 shares of Common Stock.

On March 13, 2018, the Company’s shareholders approved the 2017 Omnibus Equity Plan at the annual shareholders meeting, which permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 1,300,000 shares of Common Stock. On December 21, 2018, the Company issued 1,300,000 shares of the Company’s unrestricted common stock to seven of the Company’s employees pursuant to our 2017 Omnibus Equity Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on December 6, 2018. The Company recorded an expense of $13,000 in the fourth quarter of fiscal year 2018 under the 2017 Omnibus Equity Plan, reflecting a par value of $0.001 per share of the Company’s common stock.

(2)	The exercise price of options granted and stock appreciation rights under the Plan may be no less than the fair market value of the Company’s Stock on the date of grant.

On March 13, 2018, the Company’s shareholders approved the 2017 Omnibus Equity Plan at the annual shareholders meeting, which permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 1,300,000 shares of Common Stock. On December 21, 2018, the Company issued 1,300,000 shares of the Company’s unrestricted common stock to seven of the Company’s employees pursuant to our 2017 Omnibus Equity Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on December 6, 2018. The Company recorded an expense of $13,000 in the fourth quarter of fiscal year 2018 under the 2017 Omnibus Equity Plan, reflecting a par value of $0.001 per share of the Company’s common stock. As of December 31, 2018, there were no shares of stock available for awards under the 2017 Omnibus Equity Plan.

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

Overview

We are an integrated producer of fruit-related products and a financial technology company. We engage in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production cost and tightened environmental law in China, the Company is transforming its business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology.

On January 22, 2019, the company formally launched of GlobalKey SharedMall, also known as Chain Cloud Mall (CCM) V1.0, the real-name and membership-based blockchain sharing shopping platform that integrates blockchain and internet technology and distinguishes itself by utilizing the automatic value distribution system of the blockchain and sharing the value of the platform to all the participants in the system.

On June 1, 2019, CCM V2.0 was launched. Compared to the 1.0 version, CCM v2.0 has a wider variety of product categories, easier user interface, more transparent information, more stable operation, higher security level, and faster logistics. Currently, CCM v2.0 adopts a “multi-vendor hosted stores + platform self-hosted stores” model, supported by multiple local warehouses in different regions. The platform supports various marketing methods, including point rewards programs, coupons, live webcasts, game interaction, and social media sharing. Besides the blockchain-powered features, CCM v2.0 is also fully equipped with the same functions and services that other Chinese leading traditional e-commerce platforms provide.

The platform pays more attention to product quality and value sharing. Consumers can share the benefits from lower price since products are directly supplied by manufacturers without mark-ups from distributors. CCM's blockchain-powered QRO plan enables CCM to record every event or transaction on a distributed ledger and make the whole process traceable. CCM is in the process of acquiring an unalterable anti-counterfeit code issued by the manufacturers. It can ensure the authenticity of products and directly link manufacturers with their targeted customers as a way of precision marketing.

Based on blockchain technology, CCM is established to transform the relationship between companies and consumers from traditional selling and buying relationships to a value-sharing relationship. The platform will fairly distribute the benefit of the entire mall to users who engaged in the promotion, development, and consumption based on their contributions to the platform. The members of CCM are not only consumers and entrepreneurs but also participants, promoters and beneficiaries.

The CCM shared shopping mall platform is designed to be a block-chain based shopping mall for merchants and goods, not the exchange of digital currencies, and it currently only accepts payment from credit cards, Alipay and Wechat.

Currently, there are two kinds of membership programs, Diamond Elite and Silver Elite, with a different membership fees, each of which is valid for 200 days. The member must renew its membership before expiration to continue enjoying the discounts and earn points as a member. A non-member user can purchase products from the platform but does not enjoy any benefits or earn points.

Membership benefits are as follows:

(1)	Receive a merchandise gift package;

(2)	Exclusive discounts for merchandise sold on the Chain Cloud Mall (CCM) Web and App;

(3)	Receive CCM-Points upon a successful new member and product referral;

CCM-Points can be used as coupons for the member’s future purchases on our apps and website.

In order to promote our membership program, we currently allow our users to join the membership program by purchasing any merchandise of the equivalent value of the membership fee through our CCM app or website as an alternative to paying the upfront fixed membership fee.

CCM-Point can only be used as credits when making purchases on our platform, with one CCM Point representing RMB1.00. CCM-Points cannot be redeemed for cash. Members may transfer CCM Point to others.

From Januay 22, 2019 CCM formally launched till July 31, 2019, we had proceeds of RMB 6,192,928 (US$935,855) for fixed membership fee and merchandise sales with 5,464 members.

In 2018, sales of our fruit concentrates, fruit beverages, and other fruit-related products represented 55%, 17%, and 28% of our revenue, respectively, compared to sales of 30%, 69%, and 1%, respectively, in 2017.

Our fruit juice business is highly seasonal and can be greatly affected by weather because of the seasonal nature of growing and harvesting of fruits and vegetables. Our core products are apple, pear and kiwifruit juice concentrates, which are produced from July or August to April of the following year. The squeezing season for (i) apples is from August to January or February; (ii) pears is from July or August until April of next year; and (iii) kiwifruit is from September through December. Typically, a substantial portion of our fruit juice revenues is earned during our first and fourth quarters. To minimize the seasonality of our business, we make continued efforts in identifying new products with harvesting seasons complementary to our current product mix. Unlike fruit juice concentrates, which can only be produced during the squeezing season, fruit beverages are made out of fruit juice concentrates and can be produced and sold in all seasons.

Fresh fruits are the primary raw materials needed for the juice production of our products. Our raw materials mainly consist of apples, pears and kiwifruits. Other raw materials used in our business include pectic enzyme, amylase, auxiliary power fuels and other power sources such as coal, electricity and water.

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

Capital Projects

Investment/Service Agreement with Yidu Municipal People’s Government

On October 29, 2012, SkyPeople (China) entered into an investment/service agreement (the “Investment Agreement”) with Yidu Municipal People’s Government in Hubei Province of China.Under the Investment Agreement, the parties agreed to invest and establish an orange comprehensive deep processing zone in Yidu.

The Company is primarily responsible for the establishment, construction and financing of the project with a total investment of RMB 300 million (approximately $48 million), in fixed assets and the purchase of land use rights, while the Yidu government agreed to provide a parcel of land for the project that is approximately 280 mu (approximately 46 acres) in size located at Gaobazhou Town of Yidu for a fee payable by the Company. The consideration for transferring the land use right for the project land shall be RMB 0.3 million per mu.

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

On November 23, 2015, the Company started the construction of the Yidu project. As the Chinese government recently tightened its enforcement of new and existing environmental regulations, the Company is in the process of adapting the new standards and the project has been delayed. Since the Company’s current cash cannot support the future input of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $16.80 million with respect to construction in progress and fixed assets of this project, and an impairment cost of $0.62 million with respect to the orange plantation in the fourth quarter of fiscal year 2017.

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

Pursuant to the Agreement, the Company is primarily responsible for the construction and financing of the Project with a total investment of RMB 445.6 million (approximately $71.9 million) in buildings and equipment, which also includes a fee for the land use rights for the Project land in the amount of RMB 0.3 million per mu. The Committee is responsible for financing and constructing the basic infrastructure surrounding the Project, such as the main water supply, main water drainage, natural gas, electricity, sewyage, access roads to the Project, natural gas and communications networks.

As of the date of this report, Mei County National Kiwi Fruit Wholesale Trading Center has started normal operations. There are a number of enterprises operating in the trading center including 12 express delivery companies, 4 logistic companies, four on-line sales companies, two packing companies and three agriculture companies. In addition, all government departments that are relevant to the operations of the Mei County National Kiwi Fruit Wholesale Trading Center have moved into the trading center. Currently, Mei County National Kiwi Fruit Wholesale Trading Center is building a data platform for agricultural products in the western part of China, an agricultural business incubator, and an online-to-offline agricultural products trading center. To meet this requirement, the Company is upgrading its software and the project has been delayed. The Company expects to complete its investment in the trading center in 2019, and believes that it will generate income from the trading center through various means, such as rental income from cold storage and shops, and income from logistic services.

As part of the Mei County National Kiwi Fruit Wholesale Trading Center project, on April 19, 2013, we established Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”) to engage in the business of producing kiwi fruit juice, kiwi puree, cider beverages, and related products. The total estimated investment was RMB 294 million. As of the date of this report, the Company has finished the building of an R&D center and an office building with a total investment of RMB 76.2 million (approximately $11.24 million), the Company has also purchased a fruit juice production line of RMB 129 million (approximately $19.02 million). As the Chinese government recently tightened its enforcement of new and existing environmental regulations, the Company is in the process of adapting to the new standards and the project has been delayed and the construction was stopped since early 2017. Since the Company’s current cash cannot support the future input of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $30.26 million with respect to construction in progress and fixed assets of this project.

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

Letter of Intent for Purchase of Biological Assets

In April 2016, the Company signed a letter of intent with Mei County Kiwifruits Investment and Development Corporation to purchase 833.5 mu (approximately 137 acres) of kiwifruits orchard in Mei County. The purchase price will be determined by a third party valuation company appointed by both parties. As of the date of this report, the valuation has not been completed and the purchase price has not been settled. The Company paid RMB 200 million (approximately $30 million) as a deposit in the second quarter of 2016. The purchase is subject to government approval, approval by the Company’s Board of Directors and a definitive agreement negotiated and signed by the parties. Pursuant to the letter of intent, the Deposit shall be returned to the Company within 10 working days upon the request of the Company if the kiwifruits orchard cannot be transferred to the Company according to the schedule. The Company expects to complete the purchase process in 2020. This deposit is recorded as other assets in the company’s balance sheet as of December 31, 2018.

Leasing of Orchard

On August 3, 2016, Shaanxi Guoweimei Kiwi Deep Processing Company, an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 20,000 mu (approximately 3,292 square acres) of a kiwifruits orchard located in Mei County, Shaanxi Province, with the Di’erpo Committe of Jinqu Village, Mei County, Shaanxi for a term of 30 years, from August 5, 2016 to August 4, 2046. The annual leasing fee is RMB 1,250 (approximately $189) per mu, and payment of 10 years of leasing fees shall be made on each of September 25, 2016, 2026 and 2036. The Company made a payment of RMB 250 million (approximately $37.4 million) for the first 10 years’ leasing fees on August 15, 2016, which is recorded as deposits in the Company’s balance sheet.

On August 15, 2016, Hedetang Agricultural Plantations (Yidu) Co., Ltd., an indirectly wholly-owned subsidiary of the Company, signed a lease agreement for 8,000 mu (approximately 1,317 square acres) of an orange orchard located in city of Yidu, Hubei Province, with the Yidu Sichang Farmers Association, Hubei Province, for a term of 20 years, from September 22, 2016 to September 21, 2036. The annual leasing fee is RMB 2,000 (approximately $306) per mu, and payment of 10 years of leasing fees shall be made on each of September 25, 2016 and 2026. The Company made a payment of RMB 160 million (approximately $24.0 million) for the first 10 years’ of leasing fees on September 20, 2016, which is recorded as deposits in the Company’s balance sheet.

Key Components of Operating Results

Sources of Revenue

As of December 31, 2018, we primarily derived our revenue from the sales of fruit juice concentrates, fruit beverages and other fruit related products in and from the PRC.

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

Provision for Income Taxes

Our provision for income taxes primarily consists of corporate income taxes related to profits earned in the PRC from sales of our products. All our Chinese subsidiaries were subject to a tax rate of 25%. Our consolidated income tax rate was 0% and negative 0.3% in 2018 and 2017, respectively. Some of our subsidiaries generated income and we accrued income tax according to the Chinese corporate income tax rate, but some had a loss and no tax provision was made.

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

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers, from January 1, 2018, applying the modified retrospective method to those contracts which were not completed as of January 1, 2018. Accordingly, revenues for the year ended December 31, 2018 were presented under ASC 606, while revenues for the year ended December 31, 2017 were not adjusted and continued to be reported under ASC 605. The adoption had no impact on the Company’s retained earnings as of January 1, 2018 as well as the Company’s financial statements for the year ended December 31, 2018. Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount of consideration the Company expects to be entitled to in exchange for those goods or services. Customers have no contractual right to return products. Historically, the Company has not had any returned products. Accordingly, no provision has been made for returnable goods. The Company is not required to rebate or credit a portion of the original fee if it subsequently reduces the price of its product and the distributor still has rights with respect to that product.

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

Other comprehensive income for the years ended December 31, 2018 and 2017 represented foreign currency translation adjustments and were included in the consolidated statements of comprehensive income.

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

During fiscal year 2015, the Company’s subsidiary Yingkou had no production activities due to a market demand decline for concentrated apple juice, and Yingkou also had no production in year 2016, 2017 and 2018 since it had difficulty in remaining competitive in apple juice market. The Company decided to recognize an impairment loss of $4.36 million in fiscal 2018.

In 2018, we recorded an impairment loss of $25.19 million regarding the Company’s fixed assets and construction in progress. Among this amount, $11.51 million was related to Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”). On April 19, 2013, we established Guo Wei Mei to engage in the business of producing kiwi fruit juice, kiwi puree, cider beverages, and related products. The total estimated investment was RMB 294 million. As of the date of this report, the Company has finished the building of an R&D center and an office building with a total investment of RMB 76.2 million (approximately $11.24 million), and the Company has also purchased a fruit juice production line of RMB 129 million (approximately $19.02 million). As the Chinese government recently tightened environmental regulations, the Company is in the process of adapting to the new standards and the project has been delayed and the construction has been stopped since early 2017. Since the Company’s current cash cannot support the future input of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $11.52 million with respect to construction in progress of this project.

An impairment loss of $25.68 million recorded in 2018 was related with our Suizhong project in Liaoning Province, which was to establish a fruit and vegetable industry chain and further processing demonstration zone in Suizhong County, Liaoning Province (the “Suizhong Project”). We started the Suizhong project in August 2013. The Company has made partial payment to acquire land use rights from the local government, purchase equipment and build facilities. As of date of this report, the Company has finished construction of an office building, dormitory, refrigeration storage facility and warehouse. However, due to heavy competition in the concentrated apple juice business in China, our Huludao Wonder and Yingkou facilities in Liaoning have had no production in the past two years, and the construction work on Suizhong project is also currently suspended. Since the Company’s current cash cannot support the future input of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $25.68 million with respect to construction in progress and fixed assets of this project.

An impairment loss of $8.28 million recorded in 2018 was related to our Yidu project. On November 23, 2015, the Company started the construction of the Yidu project, which was to establish the distribution center and the deep processing zone on land of approximately 280 mu. As the Chinese government recently tightened environment regulations, the Company is in the process of adapting to the new standards and the project has been delayed. Since the Company’s current cash cannot support the future input of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $8.28 million with respect to construction in progress and an impairment cost of $25.40 million with respect to the orange plantation.

The Company’s Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses and the cash flows were minimal. Thus, in December 2016, we established a restructuring plan to close Huludao Wonder Operation. In fiscal year 2018 and 2017, the Company’s recorded an impairment loss of $1.07 and $11.76 million with respect to the concentrated fruit juice production equipment in Huludao Wonder.

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

Bad debt expense was $20,126,378 and $424,672 during the years ended December 31, 2018 and 2017, respectively. Our credit term for distributors with good credit history is from 30 days to 90 days.

Government Subsidies

A government subsidy is recognized only when the Company complies with any conditions attached to the grant and there is reasonable assurance that the grant will be received.

The government subsidies recognized were $74,426 and $193,781 for the years ended December 31, 2018 and 2017 respectively, and are included in other income. The decrease in government subsidy from 2017 to 2018 was mainly due to the fact that in 2017 we received subsidies for our agriculture projects in Yidu and Meixian, but we did not receive such subsidies in 2018.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The standard requires implementation costs incurred by customers in cloud computing arrangements to be capitalized and amortized under the same premises of authoritative guidance for internal-use software. Adoption of ASU 2018-15 did not have any other material effect on the results of operations, financial position or cash flows of the Company.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220), “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 was issued to allow the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effect resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. The Tax Cuts and Jobs Act, among other things, reduced the corporate tax rate from 35% to 21%, which required the re-evaluation of any deferred tax assets or liabilities at the lowered tax rate which potentially could leave disproportionate tax effects in accumulated other comprehensive income. ASU 2018-02 allows for the election to reclassify these stranded tax effects to retained earnings. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. Adoption of ASU 2018-02 did not have any other material effect on the results of operations, financial position or cash flows of the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Comparison of Operation Results of years ended December 31, 2018 and 2017

Revenue

The following table presents our consolidated revenues for our main products for the fiscal years 2018 and 2017, respectively, (in thousands):

	Year ended December 31,		% of
	2018	2017	Change
Concentrated juice	$479	$3,509	(86.3%)

Fruit juice beverages	157	6,868	(97.7%)

Others	253	86	194.2%
Total	$889	$10,463	(91.5%)

Revenue decreased from$10.46 million in 2017 to $0.89 million in 2018, representing a decrease of 90.5%, or $9.6 million. This was due to a decrease in sales for all of our products. The decline in revenues during 2018 was primarily due to a decrease in the demand of our products as a result of heavy competition in the Chinese market.

Proceeds From Shared Shopping Services

The Company is transforming its business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology. The trial operation of GlobalKey ShareMall App, also known as Chain Cloud Mall (“CCM”) started in December 26, 2018. CCM versions 1.0 and 2.0 were launched on January 22, 2019 and June 1, 2019, respectively.

Gross Margin

	2018		2017
	Gross profit	Gross margin	Gross profit	Gross margin
Concentrated juice	$(138)	(28.8%)	$371	10.6%
Fruit juice beverages	50	31.8%	1,341	19.5%
Others	2	0.6%	22	25.6%
Total	$(86)	(9.0%)	$1,734	16.6%

Gross profit decreased from $1.73 million in 2017 to ($0.09) million in 2018 mainly due to the $0.34 million depreciation expense of Yingkou.

Gross margin for fruit juice beverages increased from 19.5% for 2017 to 31.8% for 2018, primarily due to efficient cost control.

Operating Expenses

The following table presents consolidated operating expenses and operating expenses as a percentage of revenue for 2018 and 2017, respectively:

	2018		2017
	Amount	% of revenue	Amount	% of revenue
General and administrative	$11,944,924	1,344.1%	$10,416,244	99.6%
Selling expenses	188,579	21.2%	719,452	6.9%
Impairment loss	178,296,747	20,063.3%	89,685,890	857.2%
Total operating expenses	$190,430,250	214.3%	$100,821,586	964%

General and administrative expenses increased by $1.52 million from $10.42 million in 2017 to $11.94 million in 2018.

Selling expenses decreased to $0.19 million in 2018 as compared to $0.72 million in 2017, a decrease of 73.8%, or $0.53 million, mainly due to the reduced amount of sales generated during 2018.

In 2018, the Company recorded an impairment loss of $178 million related to its fixed assets, destressed assets, other assets, amortization, construction in progress, intangible assets and inventory. Among this amount, $26.23 million was with distresses assets, $35.75 million was with respect to the construction in progress, intangible assets and fixed assets of Food Industry Yidu; an impairment loss of $25.68 million with respect to the construction in progress and fixed assets of SkyPeople Suizhong; an impairment loss of $13.26 million with respect to the construction in progress of Hedetang Agricultural Plantations (Yidu) Co., Ltd.; and an impairment loss of $45.0 million of Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”), an impairment loss of $10.78 million with respect to fixed assets of Huludao Wonder, $2.2 million was with inventory. The construction of the these operations has been stopped for more than three years due to a shortage of capital, and the Company cannot forecast the possible cash flow from these assets, and as a result, the Company recorded the impairment of assets for these assets.

Loss from Operations

Loss from operations increased to $190.52 million for 2018 from an operating loss of $99.09 million for 2017, representing an increase of $91.43 million loss. It is mainly due to the impairment loss for the above projects and decrease in income in 2018.

Noncontrolling Interests

As of December 31, 2018, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo, and Hedetang Holding (HK) held a 73.42% interest in SkyPeople (China). TSD held a 26.36% interest in SkyPeople (China). Net income attributable to non-controlling interests increased mainly due to the increase in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Loss from Continuing Operations before Minority Interest and Net Income

Loss from continuing operations before minority interest increased by $86.1 million from $87.9 million in 2017 to $174 million in 2018 as the result of an impairment loss and decrease in income from operations. Net loss for fiscal 2018 was $170.0 million, an increase of $67.4 million compared to a loss of $102.58 million fiscal 2017.

Earnings per Share

Basic and diluted loss per share from continuing operations were $8.42 in fiscal 2018, as compared to a loss of $18.09 in fiscal 2017. Basic and diluted per share attributable to discontinued operations was $0.19 and ($3.02) for fiscal year 2018 and 2017, respectively. Other Income from discontinued operation of HuluWonder was $4.03 million for the disposal of its assets.

Liquidity and Capital Resources

As of December 31, 2018, we had cash, cash equivalents of $0.25 million, an decrease of $4.34 million, from $4.59 million as of December 31, 2017. The decrease in cash, cash equivalents and restricted cash was mainly due to the restricted cash in the Construction Bank, Xian Gaoxin Branch, which was forcibly paid for the interests of the loan.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was negative $93.0 million as of December 31, 2018, a decrease of $37.0 million from negative $55.98 million as of December 31, 2017, mainly due to a decrease in current assets and an increase in current liabilities.

In 2018, net cash provided by our operating activities was $4.9 million compared to $23.6 million in 2017. The decrease was primarily due to decrease in net income and an increase in change in other receivables.

In 2018, cash provided by financing activities was $1.55 million as compared to cash used of $19.91 million in 2017.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements.

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

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2018.

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

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Management assessed our internal control over financial reporting as of December 31, 2018. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting as of December 31, 2018 was effective.

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

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of August 15, 2019, the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Yongke Xue (1)	51	Chairman of Board of Directors, Chief Executive Officer
Jing Chen (2)	53	Chief Financial Officer
Zhi Yan (3)	43	Director, Chief Technical Officer
Kai Xu (4)	36	Chief Operating Officer
Johnson Lau (5)(6)	45	Independent Director
Fuyou Li (7)(5)	65	Independent Director
Yiliang Li (8)(5)	55	Independent Director

(1)	On September 2, 2016, Mr. Yongke Xue resigned from his position as the Chief Executive Officer of the Company and Chairman of the Board of the Directors of the Company. Mr. Yongke Xue was appointed Chief Executive Officer on December 24, 2014, and resigned as Chief Executive Officer of the Company on September 2, 2016. On January 5, 2018, Mr. Yongke Xue was reappointed as the Company’s Chief Executive Officer, effective on January 31, 2018.
(2) (3)

Jing Chen was appointed as Chief Financial Officer on May 21, 2019.

Zhi Yan was appointed as Chief Technology Officer on February 9, 2018 and member of the Board of Directors of the Company on October 10, 2018

(4)	Kai Xu was appointed as the Chief Operating Officer of the Company on February 28, 2019.
(5)	Member of the audit committee and compensation committee.
(6)	Johnson Lau was appointed a member of the Board of Directors of the Company on December 23, 2014.
(7) (8)	Fuyou Li was appointed a member of the Board of Directors of the Company on May 8, 2015. Yiliang Li was appointed a member of the Board of Directors of the Company on May 6, 2018.

Yongke Xue, Director and Chief Executive Officer

Mr. Yongke Xue has served as our Chief Executive Officer since January 31, 2018. Mr. Xue also served in that position from February 26, 2008 to February 18, 2013, and from December 24, 2014 to September 2, 2016. Mr. Yongke Xue also serves as the Chairman of the Board. Mr. Yongke Xue has served as the director of SkyPeople (China) since December 2005. Mr. Xue served as the general manager of Hede from December 2005 to June 2007. Prior to that, he served as the business director of the investment banking division of Hualong Securities Co., Ltd. from April 2001 to December 2005. He also acted as the vice general manager of Shaanxi Huaye Foods Co., Ltd. from July 1998 to March 2001. Mr. Xue graduated from Xi’an Jiaotong University with an MBA in 2000. Mr. Xue graduated with a Bachelor’s degree in Metal Material & Heat Treatment from National University of Defense Technology in July 1989. The Board believes that Mr. Xue’s vision, leadership and extensive knowledge of the Company is essential to the development of its strategic vision.

Jing Chen, Chief Financial Officer

On May 21, 2019, the Board of the Directors appointed Ms. Jing(Veronica) Chen as the Chief Financial Officer (“CFO”) of the Company.

Ms. Chen, age 53, served as the CFO of AnZhiXinCheng (Beijing) Technology Co., Ltd. from August 2018 to May 2019. Ms. Chen has served as Independent Director of Hello iPayNow (Beijing) Company Ltd. since April 2019. From August, 2017 to July, 2018, Ms. Chen served as CFO of Beijing Logis Technology Development Co., Ltd., a company listed on The National Equities Exchange and Quotations Co., Ltd. of China which is a Chinese over-the-counter stock trading system. From June 2016 to July 2017, Ms. Chen served as Group Chief Financial Officer of Beijing AnWuYou Food Co., Ltd. Ms. Chen served as Chief Financial Officer Beijing DKI Investment Management Co., Ltd. from August 2012 to May 2016. Ms. Chen received a degree of Doctor of Business Administration from Victoria University, Neuchatel, Switzerland in March 2008 and an MBA degree from City University of Seattle, Washington, U.S. in April, 2000. Ms. Chen holds Fellow Membership of CPA Australia (FCPA), Fellow Membership of the Association of International Accountants U.K. (FAIA). Ms. Chen is a Member of the Chartered Institute of Management Accountants (CIMA), a Senior Member of the International Financial Management (SIFM) accredited by the Ministry of Human Resources and Social Security of PRC and a Certified Internal Control Professional, as granted by Internal Control Institute (ICI). In connection with her appointment as CFO, the Company entered into an employment agreement (the “Agreement”) with Ms. Chen on May 21, 2019.

Zhi Yan, Director

Mr. Yan has has served as the Company’s CTO since February 2018, and was appointed as a director on October 10, 2018. Since September 2017, Mr. Yan has also served as the director of Nova Realm Limited, in which the Company has a 5% equity interest. From August 2013 to July 2016, Mr. Yan served as a partner of Li’an (Beijing) Science and Technology Ltd., and from March 2010 to August 2013, he established and operated Weiwang Science and Technology Ltd. to develop an interactive reading system that makes long literary pieces easier to read. Mr. Yan has a degree in Aircraft Design and Fluid Mechanics from Beijing University of Aeronautics and Astronautics. The Board believes that Mr. Yan’s extensive knowledge of business and technology is essential to the development of the Company.

Kai Xu, Chief Operating Officer

On February 28, 2019, the board of directors appointed Mr. Kai Xu as the Chief Operating Officer (“COO”) of the Company.

Kai Xu, age 36, has served as COO of the Company’s wholly owned subsidiary, Chain Future Digital Tech (Beijing) Ltd since July 2018. From February 2015 to April 2018, Mr. Xu served as COO and partner of Beijing Yongle Shengshi Science Ltd. From November 2009 to February 2015, Mr. Xu worked for Beijing Zhongxun Yonglian Science and Technology Ltd. as the director of operations, responsibile for online game operation and promotion. Mr. Xu received his bachelor degree in Computer Networks from the Party School of Beijing Civil Affairs Bureau in 2006.

Johnson Lau, Director

On December 23, 2014, the Board appointed Johnson Lau as a member of the Board of Directors of the Company and also the Chairman of Audit committee and Compensation Committee.

Mr. Lau is the Chief Financial Officer of Dafy Holdings Limited, a company listed in Hong Kong Stock Exchange Limited (HKEX: 1826.HK) since August 2018. Mr. Lau is a Certified Public Accountant of the Hong Kong Institute of Certified Public Accountants and CPA Australia. Mr. Lau has over 20 years of experience in the accounting profession. Mr. Lau started his career in Deloitte in Hong Kong and Beijing from 1997 to 2004. Prior to joining Dafy Holdings Limited in 2018, Mr. Lau worked in various public companies in the United States and England as Director of Finance and CFO for over ten years. He holds a bachelor degree in commerce from Monash University, Australia. The Board believes that Mr. Lau’s extensive knowledge and experience in accounting and his public company experience is important to the Company’s internal controls and financial reporting and its status as a US traded public company. During the period between 2004 and 2013, Mr. Lau worked in various public companies listed in the United States, England and Hong Kong as director of finance and chief financial officer. Mr. Lau was the chief financial officer and was subsequently an executive director of Haike Chemical Group Limited, a company listed on the London Stock Exchange (LSE code: HAIK), from December 2006 to March 2009. Mr. Lau subsequently resigned as chief financial officer and was redesignated as a non-executive director of Haike Chemical Group Limited in March 2009. He retired as a non-executive director in January 2010. From April 2009, Mr. Lau was employed by Auto China International Limited, a company listed on the NASDAQ Capital Market and subsequently quoted on the OTC Bulletin Board (NASDAQ/OTC code: AUTCF) as chief financial officer. He was redesignated as the director of finance in July 2009 and subsequently departed in June 2013. From June 2010 to January 2013, Mr. Lau was an independent director of Lizhan Environmental Corporation (NASDAQ code: LZEN). Mr. Lau was the chief financial officer of SGOCO Group, Ltd. (NASDAQ code: SGOC), from July 2013 to June 2015. Mr. Lau was the chief financial officer of China Golden Classic Group Limited (HKEX: 8281.HK) from July 2015 to July 2018. He was an independent non-executive director of Winshine Science Company Limited (HKEX: 209.HK) from October 2017 to April 2019. The Board believes that Mr. Lau’s qualifications and strong experience stated above is sufficient and helpful to our Company’s future development.

Fuyou Li, Director

On May 8, 2015, the Company’s Board of Directors appointed Mr. Fuyou Li as a member of the Company’s Board of Directors. The Board of Directors also appointed Mr. Li as a member of both the audit and compensation committees of the Board. Mr. Li graduated from Xi’an Jiaotong University with a doctor’s degree in economics. He has taught international finance as a professor at Xi’an Jiaotong University since 2000. In determining that Mr. Li should serve on the Company’s Board of Directors, the Board considered, among other qualifications, his professional background and expertise in international finance.

Yiliang Li, Director

Mr. Li was appointed as a member of the Board on May 6, 2018, and has served as the Chairman of Dagong (Beijing) International Fund Management Co., Ltd. (“Dagong Beijing”) since October 2015. From January 2013 to October 2015, Mr. Li was the head of the preparation committee for the establishment of Dagong Beijing, which engages in non-security business investment management and consultation; stock investment management; enterprise management consultation; and asset management. Mr. Li has also served as the Chairman of the China Consumer Economy Association since December 2017. Mr. Li received his Bachelor Degree of Engineering from Shandong University of Technology in 1982 and his Master’s Degree of Political Economics in 1995. The Board believes that Mr. Li’s experience and extensive knowledge is essential to the development of the Company.

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

Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons, the Company believes that, other than as described above, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended December 31, 2018, except for the following report: Form 4 for Hanjun Zheng, reporting a disposition of 300,000 shares on December 24, 2018, as filed on January 9, 2019.

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

Committees of the Company’s Board of Directors

The Board held 12 regularly scheduled and special meetings during fiscal year 2018. All of the directors attended (in person or by telephone) all of the Board meetings and any committees of the Board on which they served during the fiscal year. Directors are expected to use their best efforts to be present at the shareholders annual meeting. All of our directors attended the December 6, 2018 shareholders annual meeting by tele-conference or in person.

Audit Committee

On April 25, 2008, the Board formed an audit committee. Messrs. Lau, Li and Li currently serve on the audit committee, which is chaired by Mr. Lau. Each member of the audit committee is “independent” as that term is defined in the rules of the SEC and within the meaning of such term as defined under the rules of the NASDAQ Capital Market. The Board has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee. The audit committee held four meetings during fiscal year 2018, and all audit committee members attended each of those meetings. Our Board has determined that Mr. Lau is an “audit committee financial expert,” as defined under the applicable SEC rules.

Compensation Committee

On April 25, 2008, the Board formed a compensation committee. Messrs. Lau, Li and Li currently serve on the compensation committee, which is chaired by Mr. Lau. Each member of the compensation committee is “independent” as that term is defined in the SEC rules and within the meaning of such term as defined under the rules of the NASDAQ Capital Market, a “nonemployee director” for purposes of Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. No interlocking relationship exists between the Board or the compensation committee and the Board or compensation committee of any other company, nor has any interlocking relationship existed during the last fiscal year. The compensation committee held three meetings during fiscal year 2018, and all compensation committee members attended those meeting.

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

Stock Incentive Plans

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

The Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and incentive compensation awards paid in cash or Stock to selected employees, consultants and non-employee directors of the Company. Options granted under the Plan may be “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified options, and will be designated as such. As of December 31, 2018, there were no shares of stock available for award under the 2011 Stock Incentive Plan.

On November 19, 2015, the Company’s shareholders approved the 2015 Omnibus Equity Plan at the annual shareholders meeting, which permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 250,000 shares of Common Stock. As of December 31, 2018, there were no shares of stock available for award under the 2015 Omnibus Equity Plan.

On March 13, 2018, the Company’s shareholders approved the 2017 Omnibus Equity Plan at the annual shareholders meeting, which permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 1,300,000 shares of Common Stock. On December 21, 2018, the Company issued 1,300,000 shares of the Company’s unrestricted common stock to seven of the Company’s employees pursuant to our 2017 Omnibus Equity Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on December 6, 2018. As of December 31, 2018, there were no shares of stock available for award under the 2017 Omnibus Equity Plan.

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

Employment Agreements

We do not currently have an employment agreement with our CEO.

On May 21, 2018, the Company entered into an Employment agreement with the Chief Financial Officer for a period of one year from the signing date.

On February 8, 2018, the Company entered into an Employment agreement with the Chief Technology Officer for a period of one year from the signing date.

On February 28, 2019, the Company entered into an Employment agreement with the Chief Operating Officer (“COO”) for a period of one year from the signing date.

Summary Compensation of Named Executive Officers

Our executive officers do not receive any compensation for serving as executive officers of the Company. However, except for our former CEO, the remaining executive officers are compensated by and through SkyPeople (China). Our former CEO, Yongke Xue, has not received any compensation from us or any of our subsidiaries for his services in the past three years. The following table sets forth information concerning cash and non-cash compensation paid by the Company or SkyPeople (China) to our named executive officers for 2018.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue (1)	12/31/2018	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-
Hanjun Zheng (2)	12/31/2018	$12,863	-	300,000	-	-	-	-	$12,863
	12/31/2017	$12,863	-	-	-	-	-	-	$12,863

(1)	On January 5, 2018, Mr. Yongke Xue was reappointed as the Company’s Chief Executive Officer and Chairman of the Board, effective on January 31, 2018.
(2)

Mr. Hanjun Zheng was appointed by the Board as Interim Chief Financial Officer on November 27, 2015.On December 21, 2018, the Board of the Company and the Compensation Committee of the Company approved the grant of an unrestricted stock award to Mr. Hanjun Zheng, the Company’s interim Chief Financial Officer, pursuant to the Company’s 2017 Omnibus Equity Plan. Under the terms of an Unrestricted Stock Award Agreement dated December 24, 2018, Mr. Zheng received 300,000 shares of the Company’s Common Stock, all of which were immediately vested.

Outstanding Equity Awards at December 31, 2018

The following table presents certain information concerning outstanding equity awards held by each of our named executive officers at December 31, 2018.

Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Yongke Xue	-	-	-	-	-
Hanjun Zheng	-	-	-	-	-

On February 28, 2017, the Company issued options to purchase 62,500 shares of the Company’s common stock with an exercise price equal to the fair market value of the Company’s Common Stock (as defined under the 2011 Stock Incentive Plan in conformity with Regulation 409A of the Internal Revenue Code of 1986, as amended) at the date of grant to three of the Company’s employees pursuant to the 2011 Stock Incentive Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on August 18, 2011. These options vested immediately on the grant date with a fair market value of $223,375 based on the fair value of $3.57 per share, which was determined by using the Black Scholes option pricing model. The Company recognized stock-based compensation expense of $223,375 in the first quarter of fiscal year 2017 under the 2011 Stock Incentive Plan.

The Company’s 2015 Omnibus Equity Plan permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 250,000 shares of Common Stock.

On March 13, 2018, the Company’s shareholders approved the 2017 Omnibus Equity Plan at the annual shareholders meeting, which permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 1,300,000 shares of Common Stock.

On December 21, 2018, the Company issued 1,300,000 shares of the Company’s unrestricted common stock to seven of the Company’s employees pursuant to our 2017 Omnibus Equity Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on December 6, 2018. The Company recorded an expense of $13,000 in the fourth quarter of fiscal year 2018 under the 2017 Omnibus Equity Plan, reflecting a par value of $0.001 per share of the Company’s common stock.

Compensation of Directors

The following table sets forth information concerning cash and non-cash compensation paid by us to our directors during 2018.

Name	Fees Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue	$—	—	—	—	—	—	—
Yiliang Li (1)	$5,722	—	—	—	—	—	$5,722
Fuyou Li (2)	$8,850	—	—	—	—	—	$8,850
Johnson Lau (3)	$25,000	—	—	—	—	—	$25,000
Zhi Yan (4)	$—	—	—	—	—	—	—

(1)	On May 6, 2018, the Company’s Board of Directors appointed Mr. Yiliang Li as a member of the Board and a member of the Compensation Committee and the Audit Committee of the Board, effective immediately. Mr. Li is entitled to US$8,850 per annum as compensation for his services as a director of the Company.
(2)	On May 8, 2015, the Company’s Board of Directors appointed Mr. Fuyou Li as a member of the Board of Directors and a member of both the audit committee and compensation committee. Mr. Li is entitled for US$8,850 per annum as compensation for his service as director of the Company.
(3)	On December 23, 2014, the Board appointed Johnson Lau as a member of the Board of Directors of the Company and also the Chairman of audit committee and a member of compensation committee. Mr. Lau is entitled for US$25,000 per annum as compensation for his services as a director of the Company and chair of compensation committee.
(4)	Mr. Yanhas served as the Company’s CTO since February 2018, and was appointed as a director on October 10, 2018. Mr. Yan receives compensation in the amount of RMB300,000 (approximately $ 42,509.78) per year, payable monthly as his service as our CTO, not as a director.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of August 15, 2019 by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and all of our directors and

●	executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 32,317,083 shares of our Common Stock outstanding as of August 15, 2019.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of August 15, 2019 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of August 15, 2019 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Future FinTech Group Inc., 23/F, China Development Bank Tower, No. 2 Gaoxin 1st Road, Xi’an, Shaanxi Province, PRC 710075.

Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors, Named Executive Officers and 5% Shareholders
Yongke Xue (1)	1,671,955	5.39%
Yiliang Li	—
Zhi Yan	50,000	0.16%
Hanjun Zheng	—
Fuyou Li	—	—
Johnson Lau	—	—
All current directors and executive officers as a group (6 persons)	1,721,955	5.55%
Zeyao Xue (2)	13,084,114	42.17%
Sincerity Group Enterprises (5)	5,000,000	16.12%
Mengyao Chen (3)	3,323,225	10.71%
Shuiliang Xiao (4)	3,409,466	10.99%
	24,816,805	80.01%

(1)	Consists of (i) 1,488,570 shares owned directly by Golden Dawn International Limited, a British Virgin Islands company, and (ii) 183,385 shares owned directly by China Tianren Organic Food Holding. Each of SP International, Golden Dawn International Limited and China Tianren Organic Good Holding are indirect subsidiaries of V.X. Fortune Capital Limited, a British Virgin Islands company. Yongke Xue is the sole director of V.X. Fortune Capital Limited.
(2)	Mr. Zeyao Xue, the son of Yongke Xue, holds all of the issued and outstanding capital stock of Fancylight Limited, which is the indirect owner of those shares held by SP International, Golden Dawn International Limited and China Tianren Organic Food Holding. As such, Mr. Zeyao Xue shares beneficial ownership of 1,671,955 of his shares with Mr. Yongke Xue.
(3)	The shares were issued to Mengyao Chen, pursuant to a Creditor’s Rights Transfer Agreement between Hedetang Foods (China) Co., Ltd., a wholly owned subsidiary of the Company and Shaanxi Fu Chen Venture Capital Management Co., Ltd., dated November 2, 2017, which was filed with SEC in a Form 8-K dated November 6, 2017.
(4)	The shares were issued to Shuiliang Xiao, pursuant to two Creditor’s Rights Transfer Agreements between Hedetang Foods (China) Co., Ltd., a wholly owned subsidiary of the Company and Shaanxi Chunlv Ecological Agriculture Co., Ltd. and Hedetang Foods (China) Co., Ltd, dated November 2, 2017, which was filed with SEC in a Form 8-K dated November 6, 2017.
(5)	The shares were issued to Lake Chenliu, pursuant to a Share Transfer and Assets Investment Agreement between Digipay Fintech Limited (“Digipay”), a limited liability company incorporated in the British Virgin Islands and a wholly-owned subsidiary of the Company, Lake Chenliu, an individual resident of Costa Rica, and InUnion Chain Ltd. (“InUnion”), a British Virgin Islands company wholly owned by Mr. Chenliu, dated June 22, 2018, which was filed with SEC in a Form 8-K on the same date.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For details of related party transactions, see Note 11 “Related Party Transaction” to our consolidated financial statements.

Director Independence

We currently have five directors. Three of our current directors, Messrs. Johnson Lau, Fuyou Li and Yiliang Li, have been determined by our Board to be “independent directors” as defined under the rules of the NASDAQ Capital Market, constituting a majority of independent directors of the Board as required by the rules of the NASDAQ Capital Market.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years 2018 and 2017. All of the services described in the following fee table were approved in conformity with the audit committee’s pre-approval process.

Audit Fees

	2018	2017
Audit Fees	$280,000	$200,000
Tax Fees		6,000
All Other Fees	—	—
Total	$280,000	$206,000

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by auditor Simon & Edward, LLP (“Simon & Edward”), Yu Certified Public Accountant,P.C.(Yu) and Wang Certified Public Accountant, P.C. (“Wang”), for the audit of our annual consolidated financial statements, review of quarterly financial information and audit services that are normally provided by the principal accountant in connection with regulatory filings or engagements.

Simon & Edward provided professional services for the audit of our fiscal year 2018 financial statements and $45,000 was billable to Simon & Edward for the audit of consolidated financial statements for fiscal year 2018. Yu Certified Public Accountant,P.C.(Yu) provided professional services for the audit of our fiscal year 2018 financial statements and $60,000 was billable to Yu for the audit of consolidated financial statements for fiscal year 2018. Wang provided professional services for the audit of our fiscal year 2018 financial statements and quarterly review of 2018 and $175,000 was paid to Wang for audit of our fiscal year 2018 financial statements and quarterly review.

Wang provided professional services for the audit of our fiscal year 2017 financial statements and $140,000 was billed for the audit of consolidated financial statements for fiscal 2017, the quarterly review fees of $60,000 were billed for 2017 quarterly financial reports.

Tax Fees

The amounts set forth opposite “Tax Fees” above reflect the aggregate fees billed for fiscal 2017 for professional services rendered for tax compliance and return preparation of “Wang”. The compliance and return preparation services consisted of the preparation of original and amended tax returns and support during the income tax audit or inquiries.

The Board audit committee’s policy is to pre-approve all audit services and all non-audit services that our independent accountants are permitted to perform for us under applicable federal securities regulations. The audit committee’s policy utilizes an annual review and general pre-approval of certain categories of specified services that may be provided by the independent accountant, up to pre-determined fee levels. Any proposed services not qualifying as a pre-approved specified service, and pre-approved services exceeding the pre-determined fee levels, require further specific pre-approval by the audit committee. The audit committee has delegated to the Chairman of the audit committee the authority to pre-approve audit and non-audit services proposed to be performed by the independent accountants. Our audit committee was established in April 2008. Therefore, all the services provided by our auditors in fiscal years 2017 were pre-approved by the audit committee.

Changes in Registrant’s Certified Accountant

On January 9, 2019, the Audit Committee of the Company dismissed Wang Certified Public Accountant P.C. (“Wang”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2018, effective immediately.

Wang’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2017 and December 31, 2016 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2018 and December 31, 2017, and in the subsequent interim period through January 8, 2019, there were (i) no disagreements between the Company and Wang on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Wang, would have caused Wang to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On January 9, 2019, the Audit Committee approved the engagement of Yu Certified Public Accountant P.C. (“Yu”) as the Company’s independent registered public accounting firm, effective immediately. The Audit Committee also approved Yu to act as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2018.

During the fiscal years ended December 31, 2018 and December 31, 2017 and through January 8, 2019, neither the Company nor anyone on its behalf consulted Yu regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of the Company; or (ii) any matter that was either the subject of a disagreement or a reportable event as described above; and there was neither a written report nor was oral advice provided to the Company by Yu that was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

On March 21, 2019, the Audit Committee dismissed Yu as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2018, effective immediately.

The Company engaged Yu during the period from January 9, 2019 to March 21, 2019 (the “Engagement Period”). During the Engagement Period, Yu did not issue any reports on the Company’s consolidated financial statements.

During the Engagement Period, there were: (1) no disagreements between the Company and Yu on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Yu, would have caused Yu to make reference to the subject matter of the disagreement in its report on the consolidated financial statements, and (2) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K. Yu issued no audit reports on the Company’s consolidated financial statements.

On March 21, 2019, the Audit Committee approved the engagement of Simon & Edward, LLP (“Simon & Edward”) as the Company’s independent registered public accounting firm, effective immediately. The Audit Committee also approved Simon & Edward to act as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2018.

In deciding to engage Simon & Edward, the Audit Committee of Board of Directors reviewed auditor independence and existing commercial relationships with Simon & Edward, and concluded that Simon & Edward has no commercial relationship with the Company that would impair its independence. During the fiscal years ended December 31, 2018, and December 31, 2017, respectively, and in the subsequent period through March 20, 2019, neither the Company nor anyone acting on its behalf has consulted with Simon & Edward regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company’s financial statements; or (ii) any matter that was the subject of a “disagreement” or “reportable event” as those terms are defined in Item 304(a)(1) of Regulation S-K; and there was neither a written report nor oral advice provided to the Company by Simon & Edward that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

On April 26, 2019, the Audit Committee of the Board of Directors dismissed Simon & Edward, LLP (“Simon & Edward”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2018.

During the Engagement Period, there were: (1) no disagreements between the Company and Simon & Edward on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Simon & Edward, would have caused Simon & Edward to make reference to the subject matter of the disagreement in its report on the consolidated financial statements, and (2) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K. Simon & Edward issued no audit reports on the Company’s consolidated financial statements.

On April 26, 2019, the Audit Committee of Board of Directors of the Company approved the engagement of Wang Certified Public Accountant P.C. (“Wang”) as the Company’s independent registered public accounting firm, effective immediately. The Audit Committee also approved Wang to act as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2018.

In deciding to engage Wang, the Audit Committee of Board of Directors reviewed auditor independence and existing commercial relationships with Wang, and concluded that Wang has no commercial relationship with the Company that would impair its independence. During the fiscal years ended December 31, 2018, and December 31, 2017, respectively, and in the subsequent period through April 25, 2019, neither the Company nor anyone acting on its behalf has consulted with Wang regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company’s financial statements, and neither a written report nor oral advice provided to the Company by Wang that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” or “reportable event” as those terms are defined in Item 304(a)(1) of Regulation S-K, other than in its capacity as the Company’s independent registered public accounting firm during the fiscal years ended December 31, 2018, and December 31, 2017 respectively, and in the interim period of January 1, 2019 through January 8, 2019.

The Company reported its change in auditor in Current Reports on Form 8-K, filed on January 15, 2019, March 25, 2019 and May 1, 2019.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENTS:

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and
2.	Exhibits

(b) EXHIBITS:

Exhibit Index

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of February 22, 2008 by and among Pacific Industry Holding Group Co., Ltd., “Pacific,” Terrence Leong, SkyPeople Fruit Juice, Inc., the “Registrant,” and the shareholders of Pacific. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on February 28, 2008, the “February 28, 2008 8-K”.
3.1	Second Amended and Restated Articles of Incorporation, dated June 6, 2017. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on June 9, 2017.
3.2	Certificate of Designations, Preferences and Rights of the Registrant’s Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the February 28, 2008 8-K.
3.3	Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.2 to the February 28, 2008 8-K.
3.4	Amended and Restated Bylaws, dated June 6, 2017. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Commission on June 9, 2017. corporated by reference
3.5	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 10, 2016. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016.
3.6	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 14, 2018. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 16, 2018.
4.1	Form of Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on April 13, 2017.
9.1	Voting Trust Agreement, dated as of February 25, 2008, by and among Fancylight Limited and Hongke Xue. Incorporated by reference to Exhibit 9.1 to the March 3, 2008 8-K.
9.2	Voting Trust and Escrow Agreement, dated as of February 25, 2008, by and among Winsun Limited and Sixiao An. Incorporated by reference to Exhibit 9.2 to the March 3, 2008 8-K.
9.3	Voting Trust and Escrow Agreement, dated as of February 25, 2008, by and among China Tianren Organic Food Holding Company Limited and Lin Bai. Incorporated by reference to Exhibit 9.3 to the March 3, 2008 8-K.
10.1	Underwriting Agreement, dated as of October 28, 2009, by and among the Company, Roth Capital Partners, LLC, Maxim Group LLC, Barron Partners LP and Eos Holdings, LLC. Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 29, 2009.
10.2	English translation of the Distribution Agreement dated as of January 8, 2010, by and between Shaanxi Qiyiwangguo Modern Organic Agriculture Co. Ltd. and Beijing Ni’aode Trading Co., Ltd. Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.
10.3	English Translation of Credit Facility Agreement dated June 30, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank Incorporated by reference to Exhibit 10.29 of the 2009 10-K.
10.4	English Translation of Credit Facility Agreement dated November 6, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.30 of the 2009 10-K.
10.5	English Translation of Credit Facility Agreement dated November 24, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.31 of the 2009 10-K.
10.6	English Translation of Credit Facility Agreement dated June 26, 2009 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Commercial Bank of Huludao. Incorporated by reference to Exhibit 10.32 of the 2009 10-K.
10.7	English Translation of Pledge Agreement dated June 26, 2009 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Commercial Bank of Huludao. Incorporated by reference to Exhibit 10.33 of the 2009 10-K.
10.8	English Translation of Credit Facility Agreement dated August 12, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank Incorporated by reference to Exhibit 10.34 of the 2009 10-K.
10.9	English Translation of Credit Facility Agreement dated July 19, 2010 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Huludao Bank Co., Ltd. Incorporated by reference to Exhibit 10.16 of the 2010 10-K.
10.10	English Translation of Credit Facility Agreement dated September 9, 2010 between SkyPeople Juice Group Co. Ltd. And Xi’an Kejilu Branch of China Merchants Bank. Incorporated by reference to Exhibit 10.17 of the 2010 10-K

Exhibit Number	Description
10.11	English Translation of Credit Facility Agreement dated May 10, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.18 of the 2010 10-K.
10.12	English Translation of Credit Facility Agreement dated February 3, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.19 of the 2010 10-K.
10.13	English Translation of Credit Facility Agreement dated December 6, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.20 of the 2010 10-K.
10.14	English Translation of Credit Facility Agreement dated December 7, 2010 between SkyPeople Juice Group Co. Ltd. and China CITIC Bank, Xi’an Kejilu Branch. Incorporated by reference to Exhibit 10.21 of the 2010 10-K.
10.15	English Translation Of Credit Facility Agreement dated December 30, 2010 Between SkyPeople Juice Group Co. Ltd. and Hi-Tech Industrial Development Zone, Xi’ A Branch Of China Construction Bank. Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q filed with the Commission on May 16, 2011.
10.16	Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 14, 2011.
10.17	Indemnification Agreement Between SkyPeople Juice, Inc. and Yongke Xue. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.18	Indemnification Agreement Between SkyPeople Juice, Inc. and Guolin Wang. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.19	Indemnification Agreement Between SkyPeople Juice, Inc. and Spring Liu. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.20	English translation of Investment/Service Agreement The Yidu Orange Comprehensive Deep Processing Zone (the “Zone”) between Yidu Municipal People’s Government and SkyPeople Juice Group Company Limited dated October 29, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 29, 2012
10.21	English translation of Loan Agreement between SkyPeople Juice Group Co., Ltd. and SkyPeople International Holdings Group Limited dated February 18, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 19, 2013
10.22	Share Exchange Agreement among SkyPeople International Holdings Group Limited, Golden Dawn International Limited, Hongke Xue, Yongke Xue, V.X. Fortune Capital Limited and Kingline International Limited dated September 14, 2012. Incorporated by reference to Exhibit 99.2 to the Schedule 13D filed with the Commission by the reporting group September 24, 2012 on January 4, 2013.
10.23	Share Charge between China Tianren Organic Food Holding Company Limited, Golden Dawn International Limited and Vandi Investments Limited dated December 28, 2012. Incorporated by reference to Exhibit 99.3 to the Schedule 13D/A filed with the Commission by the reporting group on January 4, 2013.
10.24	Share Charge between China Tianren Organic Food Holding Company Limited, Golden Dawn International Limited and COFCO (Beijing) Agricultural Industrial Equity Investment Fund dated December 28, 2012. Incorporated by reference to the Schedule 13D/A filed with the Commission by the reporting group on January 4, 2013.
10.25	Termination Agreement to Share Transfer Agreement by and between Hedetang Holdings Co., Ltd. and Shaanxi New Silk Road Kiwifruit Group Inc., dated January 26, 2017. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on January 27, 2017.
10.26	Orchard Lease Contract by and between Village Committee of Dierpo Village, Jinqu Town, Mei County and Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd., dated August 3, 2016. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on January 27, 2017.
10.27	Orchard Lease Contract by and between Yidu Sichang Joint Citrus Cooperatives and Hetetang Agricultural Plantations (Yidu) Co., Ltd., dated August 15, 2016. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on January 27, 2017.
10.28	Form of Securities Purchase Agreement, dated April 12, 2017. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 13, 2017.
10.29	DCON Digital Assets Transfer Agreement, dated January 23, 2018, by and between DigiPay FinTech Limited and Peng Youwang. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 25, 2018.
10.30	Technology Development Service Contract, dated December 18, 2017, by and between GlobalKey Supply Chain Ltd. and Reits (Beijing) Technology Co. Ltd. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 22, 2017.
10.31	Creditor’s Rights Transfer Agreement, dated November 2, 2017, by and between Hedetang Foods (China) Co., Ltd., and Shaanxi Chunlv Ecological Agriculture Co. Ltd., Incorporated by reference to Exhibit 3 to the Amendment No. 1 to Schedule 14A Proxy Statement filed on November 6, 2017.
10.32	Creditor’s Rights Transfer Agreement, dated November 2, 2017, by and between Hedetang Foods (China) Co., Ltd., and Shaanxi Chunlv Ecological Agriculture Co. Ltd. Incorporated by reference to Exhibit 4 to the Amendment No. 1 to Schedule 14A Proxy Statement filed on November 6, 2017.
10.33	Creditor’s Rights Transfer Agreement, dated November 2, 2017, by and between Hedetang Foods (China) Co., Ltd., and Shaanxi Boai Medical Technology Development Co., Ltd. Incorporated by reference to Exhibit 5 to the Amendment No. 1 to Schedule 14A Proxy Statement filed on November 6, 2017.

Exhibit Number	Description
10.34	Creditor’s Rights Transfer Agreement, dated November 2, 2017, by and between Hedetang Foods (China) Co., Ltd., and Shaanxi Fu Chen Venture Capital Management Co. Ltd. Incorporated by reference to Exhibit 6 to the Amendment No. 1 to Schedule 14A Proxy Statement filed on November 6, 2017.
10.35	Share Purchase Agreement, dated November 3, 2017, by and between Future FinTech Group Inc. and Zeyao Xue. Incorporated by reference to Exhibit 7 to the Amendment No. 1 to Schedule 14A Proxy Statement filed on November 6, 2017.
10.36	License Agreement of Sales Agent and Platform of IB-LIVE, dated September 20, 2017, among GlobalKey Supply Chain Ltd., Xi’an Hedetang Nutritious Food Research Co. Ltd., and Shaanxi Entai Bio-Technology Co. Ltd. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on September 21, 2017.
10.37	Shareholder Investment Agreement, dated September 6, 2017, by and between Hedetang Foods (China) Co., Ltd. and Shaanxi Yinlian Huijin Investment Management Co., Ltd. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on September 7, 2017.
10.38	Director Agreement, dated May 6, 2018, by and between Future FinTech Group Inc. and Yiliang Li. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on May 8, 2018.
10.39	InUnion Chain Ltd. Shares Transfer and IUN Digital Assets Investment Agreement, by and among Digipay Fintech Limited, Lake Chenliu and InUnion Chain Ltd., dated June 22, 2018. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on June 22, 2018.
10.40	Securities Purchase Agreement by and between Future FinTech Group, Inc. and Iliad Research and Trading, L.P., dated March 26, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 1, 2019.
10.41	Investor Note, issued by Iliad Research and Trading, L.P. to Future FinTech Group, Inc. dated March 26, 2019. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 1, 2019.
10.42	Secured Convertible Promissory Note, issued by Future FinTech Group, Inc. to Iliad Research and Trading, L.P., dated March 26, 2019. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on April 1, 2019.
10.43	Employment Agreement, dated May 21, 2019, between Future FinTech Group Inc. and Jing Chen. Incorporated by reference to Exhibit 10.1# to our Current Report on Form 8-K filed with the Commission on May 22, 2019.
10.44	Exclusive Operation and Use Rights Authorization Letter by Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., dated July 31, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.45	Exclusive Technology Consulting and Service Agreement by and between Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd. and Chain Cloud Mall E-commerce (Tianjin) Co., Ltd, dated July 31, 2019. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.46	Exclusive Purchase Option Agreement by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. Zeyao Xue and Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.47	Equity Pledge Agreement by and among by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. and Zeyao Xue, dated July 31, 2019. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.48	Equity Pledge Agreement by and among by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. and Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.49	Power of Attorney issued by Zeyao Xue, dated July 31, 2019. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.50	Power of Attorney issued by Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
16.1	Letter from Wei, Wei & Co, dated September 23, 2016. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on September 23, 2016.
16.2	Letter from Armanino LLP, dated April 13, 2016. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on April 15, 2016.
21.1	Description of Subsidiaries of the Registrant*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer of Registrant.†
32.2	Section 1350 Certification of Principal Financial Officer of Registrant. †
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

† Furnished herewith

(c) Other Financial Statement Schedules - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Future FinTech Group Inc.

August 30, 2019	By:	/s/ Yongke Xue
Yongke Xue
Chief Executive Officer and Chairman of the Board Directors
(principal executive officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yongke Xue and Jing Chen, and each of them, their attorneys-in-fact and agents, each with the power of substitution, for them in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature

Name and Title	Date

/s/ Yongke Xue
Yongke Xue	August 30, 2019
Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

/s/Jing Chen
Jing Chen	August 30, 2019
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Zhi Yan
Zhi Yan, Chief Technology Officer and Director	August 30, 2019

/s/ Yiliang Li
Yiliang Li, Director	August 30, 2019

/s/ Johnson Lau
Johnson Lau, Director	August 30, 2019

/s/ Fuyou Li
Fuyou Li, Director	August 30, 2019

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Future FinTech Group Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Future FinTech Group Inc. and subsidiaries (“the company”). as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2c, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2c. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WANG CERTIFIED PUBLIC ACCOUNTANT, P.C.

Wang Certifid Public Accountant, P.C.

We have served as the Company's auditor since 2016.

Jackson HTS, NY

Aug 25, 2019

FUTURE FINTECH GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	253,804	4,586,757
Accounts receivable, net of allowance of $15,650,217 as of December 31, 2018 and 3,081,437 as of December 31, 2017, respectively	73,244	17,156,130
Other receivables	23,774,163	36,709,486
Inventories	63,017	2,097,307
Advances to suppliers and other current assets		1,437,657
TOTAL CURRENT ASSETS	24,164,227	61,987,337

Property, plant and equipment, net	2,336,036	28,065,460
Intangible assets	21,446,345	33,118,454
Land use right, net
Long term assets
Long-term investments	15,000,000	67,509,002
TOTAL ASSETS	62,946,609	190,680,253

LIABILITIES

CURRENT LIABILITIES
Accounts payable	11,054,290	11,277,706
Accrued expenses	99,131,073	99,910,577
Income tax payable
Advances from customers	1,160,029	655,938
Short-term bank loans	5,828,185	6,121,637
TOTAL CURRENT LIABILITIES	117,173,578	117,965,858

NON-CURRENT LIABILITIES
Long-term loan	32,450,867	22,252,150
Obligations under capital leases		17,512,402
TOTAL NON-CURRENT LIABILITIES	32,450,867	39,764,552
TOTAL LIABILITIES	149,624,445	157,730,410

STOCKHOLDER'S EQUITY

Future FinTech Group, Inc, Stockholders' equity
Common stock, $0.001 par value; 60,000,000 shares authorized and 31,017,083 shares issued and outstanding as of December, 2018 and 8,333,333 shares authorized and 5,370,245 shares issued and outstanding as of December 31, 2017, respectively	31,017	5,173
Additional paid-in capital	105,737,256	109,090,782
Retained earnings	(188,085,680)	(2,346,689)
Accumulated other comprehensive income	(8,961,549)	(94,142,481)
Total Future FinTech Group, Inc. stockholders' equity	(91,287,957)	12,606,785
Non-controlling interests	4,601,121	20,343,058
Total Future FinTech Group, Inc. stockholders' equity	(86,677,836)	32,949,843
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,946,609	$190,680,253

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended
	2018	2017
Revenue	888,670	10,463,135
Cost of goods sold	975,042	8,728,754
Gross profit	(86,372)	1,734,381

Operating Expenses
General and administrative expenses	11,944,924	10,416,244
Selling expenses	188,579	719,452
Impairment Loss	178,296,747	89,685,890
Total operating expenses	190,430,250	100,821,586

Loss from operations	(190,516,623)	(99,087,205)

Other (expenses) income
Investment Income	-
Interest income	1,372	1,880
Subsidy income	-	554,553
Interest expenses	(1,624,683)	(3,076,051)
other income(expenses)	2,387,813	(428,611)
Total other (expenses)/income	764,502	(2,948,229)

Income from Continuing Operations before Income Tax	(189,752,121)	(102,035,434)
Income tax provision	237	266,120
Income from Continuing Operations before Minority Interest	(189,752,358)	(102,301,554)

Less: Net income attributable to non-controlling interests	(15,741,937)	(14,380,800)

Income from Continuing Operations	(174,010,421)	(87,920,754)

Discontinued Operations (Note 18)
Income from discontinued operations	4,013,367	(14,662,946)
NET INCOME ATTRIBUTABLE TO SKYPEOPLE FRUIT JUICE, INC.	(169,997,054)	(102,583,700)

Other comprehensive income, net of income tax
Foreign currency translation	(85,180,932)	(13,181,405)
Comprehensive income	(100,588,059)	(130,145,905)
Comprehensive (income) expense attributable to non-controlling interests		9,633,680
COMPREHENSIVE INCOME ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	(100,588,059)	(120,512,225)

Earnings per share:
Basic earnings per share from continued operation	(8.04)	(18.09)
Basic earnings per share from discontinued operation	0.19	(3.02)
	(7.85)	(21.11)
Diluted Earnings per share:
Diluted earnings per share from continued operation	(7.92)	(15.72)
Diluted earnings per share from discontinued operation	0.18	(2.62)
	(7.74)	(18.34)
Weighted average number of shares outstanding
Basic	21,636,146	4,859,954
Diluted	21,966,612	5,591,977

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulative
			Additional		other	Non-
	Common Stock		paid-in	Retained	comprehensive	controlling
	Shares	Amount	capital	earnings	income	interests	Total
Balance at December 31, 2016	4,061,137	$4,061	$105,366,887	$100,237,011	$(70,579,747)	$35,164,104	$170,192,316
Common Stocks issued during 2017	1,112,097	1,112	-				1,112
Net income				(102,583,700)		(14,380,800)	(116,964,500)
Dividend distribution							-
Foreign currency translation adjustment	-	-	3,723,895	-	(23,562,734)	(440,246)	(20,279,085)
Balance at December 31, 2017	5,173,234	$5,173	$109,090,782	$(2,346,689)	$(94,142,481)	$20,343,058	$32,949,843
Common Stocks issued during 2018	25,843,849	25,844	155,970				181,814
Net income				(169,997,054)		(15,741,937)	(185,738,991)
Capital contribution from non-controlling interests
Dividend distribution
Foreign currency translation adjustment			(3,509,496)	(15,741,937)	85,180,832		65,929,499
Balance at December 31, 2018	31,017,083	$31,017	$105,737,256	$(188,085,680)	$(8,961,549)	$4,601,121	$(86,677,836)

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(169,997,054)	$(102,583,700)
Adjustments to reconcile net income to net cash provided by operating activities
Minority interest
Depreciation and amortization		674,277
Deferred income tax assets		3,566,442
Bad debt provision	16,314,293	5,583,194
Inventory markdown	2,464,364	1,868,900
Impairment loss	178,296,747	89,685,890
Gain on sale of assets	-	-

Changes in operating assets and liabilities
Accounts receivable	(17,082,886)	9,830,357
Other receivable	(12,939,323)	8,292,292
Advances to suppliers and other current assets	2,805,215	(56,622,590)
Inventories	(4,246,665)	(943,933)
Accounts payable	(223,416)	(5,220,700)
Accrued expenses	(779,504)	72,460,913
Income tax payable	-	(3,590,084)
Advances from customers	504,091	655,242
Net cash provided by operating activities	(4,880,137)	23,656,500

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment	-
Proceeds from disposal of plant, property and equipment
Prepayment for other assets
Purchase of intangible
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock	155,970	3,337,340
Decrease (Increased) in restricted cash
(Repayment) Procceds from short-term notes
Proceeds from related party
Proceeds from short-term bank loans		(23,242,642)
Proceeds (repayments) long term debt
Payment for capital lease
Net cash (used in) provided by financing activities	155,970	(19,905,302)

Effect of change in exchange rate	390,494	(308,025)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,333,673)	3,443,173
Cash and cash equivalents, beginning of year	4,586,757	1,143,585
Cash and cash equivalents, end of year	253,804	4,586,758

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	796,178
Cash paid for income taxes	-	266,120

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process
Equipment acquired by capital lease

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2018 AND 2017

1. CORPORATE INFORMATION

We are an integrated producer of fruit-related products and financial technology company. We are engaged in the production and sales of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in PRC. Due to drastically increased production cost and tightened environmental law in China, the Company is transforming its business from fruit juice manufacturing and distribution to real-name blockchain e-commerce platform that integrates blockchain and internet technology.

On January 22, 2019, the company formally launched of GlobalKey SharedMall, also known as Chain Cloud Mall (CCM) V1.0, the real-name blockchain sharing shopping platform that integrates blockchain, internet technology and distinguishes itself by utilizing the automatic value distribution system of blockchain and sharing the value of the platform to all participants in the system.

On June 1, 2019, CCM V2.0 was executed. Compared to the 1.0 version, CCM v2.0 has a wider variety of product categories, easier user interface, more transparent information, more stable operation, higher security level, and faster logistics. Currently, CCM v2.0 adopts a “multi-vendor hosted stores + platform self-hosted stores” model, supported by multiple local warehouses in different regions. The platform supports various marketing methods, including point rewards programs, coupons, live webcasts, game interactions, and social media sharing. Besides the blockchain-powered features, CCM v2.0 is also fully equipped with the same functions and services that other Chinese leading traditional e-commerce platforms provide.

The Company’s activities are principally conducted by subsidiaries operating in the PRC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Preparation

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or US GAAP.

The Company’s functional currency is the Chinese Renminbi (RMB); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (USD).

According to USGAAP Code No. 810-10-15-8, for legal entities other than limited partnerships, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree.

Hedetang Holding Co Limited (ShenZhen) (“Hedetang Shenzhen) is 19.88% owned by the company. As the company designated the CEO and sent two thirds of board of directors, the company controls the Hedetang ShenZhen, and consolidates it and its three subsidiary’s financial statements.

On March 26, 2018, the company acquired 19.88% of the shares of Hedetang Holdings (Shenzhen) Co., Limited which is an NEEQ listed company, through Shenzhen Hedetang Industrial Co., Ltd. The business scope of Hedetang Holdings (Shenzhen) Limited is information consultation (excluding restricted projects and talent intermediary services); import and export business (except for the items prohibited by laws, administrative regulations and by the state council, the restricted items can only be operated after obtaining the permission); venture capital business; business information consulting, financial, investment and enterprise management consulting (the above items do not include restricted items); research and development of prepackaged food and health food, pre-packaged food, health food production and sales; and information service business (internet information service business only).

The consolidated financial statements include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of SkyPeople (China), Hedetang Shenzhen, Finance Lease, Hedejiachuan Holding, Huludao Wonder, Xi’an Cornucopia, Hedetang Research, Yingkou, Shaanxi Qiyiwangguo, Hedetang E-commerce, SkyPeople Suizhong, Agricultural Plantation Mei County, Food Industry Yidu, Food Industry Jingyang, Guo Wei Mei, Agriculture Plantation Yidu, Trading Market Yidu, Trading Market Mei County, Hedetang Plantations, Foods Industry Zhouzhi, GlobalKey Supply Chain Limited, Shaanxi Heying Trading Co. Ltd., Zhonglian Hengxin, Shenzhen Hedetang, FinTech (Xi’an), and Chain Future, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP. All significant inter-company accounts and transactions have been eliminated.

Certain amounts of prior years were reclassified to conform with current year presentation.

b) Use of Estimates

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

c) Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business for the foreseeable future.

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

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its new business strategy and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. The Company’s net loss attributable to stockholders for the year ended December 31, 2018 was approximately US$169 million, compared with approximately US$102 million for the year ended December 31, 2017. As of December 31, 2018, the Company has cash and cash equivalents of approximately US$254 thousand and net cash used in operating activities during the year ended December 31, 2018 was approximately US$4.9 million. In 2018, the Company continued its transition into a financial technology, online sales and internet distribution business with blockchain technology.

d) Impairment of Long-Lived Assets

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

During fiscal year 2015, the Company’s subsidiary Yingkou had no production activities due to a market demand decline for concentrated apple juice, and Yingkou also had no production in year 2016, 2017 and 2018 since it had difficulty in remaining competitive in apple juice market. The Company decided to recognize an impairment loss of $4.36 million in fiscal year 2018.

In 2018, we recorded an impairment loss of $25.19 million regarding Company’s fixed assets and construction in progress. Among this amount, $11.51 million was related with Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”). On April 19, 2013, we established Guo Wei Mei to engage in the business of producing kiwi fruit juice, kiwi puree, cider beverages, and related products. The total estimated investment was RMB 294 million. As of the date of this report, the Company has finished the building of an R&D center and an office building with a total investment of RMB 76.2 million (approximately $11.24 million), the Company has also purchased a fruit juice production line of RMB 129 million (approximately $19.02 million). As the Chinese government recently tightened environmental regulations, the Company is in the process of adapting to the new standards and the project has been delayed and the construction was stopped since early 2017. Since the Company’s current cash cannot support the future input of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $11.52 million with respect to construction in progress of this project.

An impairment loss of $25.68 million recorded in 2018 was related with our Suizhong project in Liaoning Province, which was to establish a fruit and vegetable industry chain and further processing demonstration zone in Suizhong County, Liaoning Province (the “Suizhong Project”). We started the Suizhong project in August 2013. The Company has made partial payment to acquire land use rights from the local government, purchase equipment and build facilities. As of date of this report, the Company has finished construction of an office building, dormitory, refrigeration storage facility and warehouse. However, due to heavy competition in the concentrated apple juice business in China, our Huludao Wonder and Yingkou facilities in Liaoning have had no production in the past two years, and the construction work on Suizhong project is also currently suspended. Since the Company’s current cash cannot support the future input of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $25.68 million with respect to construction in progress and fixed assets of this project.

An impairment loss of $32.68 million recorded in 2018 was related with our Yidu project. On November 23, 2015, the Company started the construction of the Yidu project, which was to establish the distribution center and the deep processing zone on the project land of approximately 280 mu. As the Chinese government recently tightened environment regulations, the Company is in the process of adapting the new standards and the project has been delayed. Since the Company’s current cash cannot support the future input of this project and there is no forecasted cash flow from this project, the Company recorded an impairment cost of $8.28 million with respect to construction in progress and an impairment cost of $25.40 million with respect to the orange plantation.

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

	Year Ended December 31,
	2018	2017
NUMERATOR FOR BASIC AND DILUTED EPS
Income (loss)from continuing operations (numerator for Diluted EPS)	$(174,010,421)	$(87,920,754)
Loss from discontinued operations (numerator for Diluted EPS)	4,013,367	(14,662,946)
	(169,997,054)	(102,583,700
Net income (loss) (numerator for Diluted EPS)	$4,013,367	$(14,662,946)
Net income (loss)allocated to Common Stock holders	$4,013,367	$(14,662,946)

Loss per share:
Basic loss per share from continued operations	(8.04)	(18.09)
Basic loss per share from discontinued operations	0.19	(3.02)
Basic loss per share from net income	(7.85)	(21.11)
Diluted loss per share:
Diluted loss per share from continued operations
Diluted loss per share from discontinued operations	(7.92)	(15.72)
Diluted loss per share from net income	0.18	(2.62)
Loss per share:	(7.74)	(18.34)

Weighted average Common Stock outstanding	21,636,146	4,859,954
DENOMINATOR FOR BASIC AND DILUTIVED EPS	21,966,612	5,591,977

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

Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivable or otherwise evaluate other circumstances that indicate that we should abandon such efforts.

The Company has revalued its accounts receivable including credit term and corresponding all its accounts receivables in December 2018. Upon such credit terms, bad debt expense was increased, standing $20,126,378 and $424,672 during the years ended December 31, 2018 and 2017, respectively. accounts receivables of $619,135,387 and $2,130,746.95 have been outstanding for over 90 days.

The main component of bad debt expense is the receivable of distressed assets acquired by China Agricultural Silk Road Finance Lease Limited, one of our subsidiaries. First, those distressed assets are still mortgaged at the bank at the current stage, and the ownership transfer procedures to the company is not started yet. Secondly, The management board of the company could not provide cash flow forecast in current report period, from 2017 to Aug. 2019,those distressed  debt assets didn’t bring any cash flow to the company, the company decided to make a full impairment loss of RMB 180 million.

Inventories

Inventories consist of raw materials, packaging materials (which include ingredients and supplies) and finished goods (which include finished juice in the bottling, canning operations and other). Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off. The Company recorded inventory markdown allowance of $6,280,955 and $1,800,508 for the years ended December 31, 2018 and 2017, respectively. The dramatic increase in inventory markdown allowance is due to our business transformation and our intention to spin off.

Revenue Recognition

We adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), from January 1, 2018. Revenues for the year ended December 31, 2018 were presented under ASC 606, and revenues for the years ended December 31, 2017 and 2016 were not adjusted and continue to be presented under ASC topic 605, Revenue Recognition (“ASC 605”).

We recognize revenues when we satisfy a performance obligation by transferring a promised good or service (that is, an asset) to a customer. An asset is transferred when the customer obtains control of that asset. Customers have no contractual right to return products. Historically, the Company has not had any returned products. Accordingly, no provision has been made for returnable goods. The Company is not required to rebate or credit a portion of the original fee if it subsequently reduces the price of its product and the distributor still has rights with respect to that product.?

To achieve that core principle, we apply the five steps defined under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We assess its revenue arrangements against specific criteria in order to determine if it is acting as principal or agent. Revenue arrangements with multiple performance obligations are divided into separate distinct goods or services. We allocate the transaction price to each performance obligation based on the relative standalone selling price of the goods or services provided. Revenue is recognized upon the transfer of control of promised goods or services to a customer.

Revenue is recorded net of value-added tax.

Company continues its transition into a financial technology, online sales and internet distribution business with blockchain technology. These businesses are starting to generate revenues from December of 2018.

Revenue recognitions are as follows:

Sales of juice and other products:

We recognize revenue when the receipt of merchandise is confirmed by the customers, which is the point that the title of the goods is transferred to the customer.

Membership fee:

Currently, there are two kinds of membership program, Diamond Elite and Silver Elite, with a different fixed membership fee payment valid for a certain period which revenue is allocated.

Membership benefits are as follows:

(1) Receive a merchandise gift package;

(2) Exclusive discounts for merchandise sold on the Chain Cloud Mall (CCM) Web and App;

(3) Receive CCM-Point upon a successful new member and product referral;

For the merchandise gift package, revenue is recognized when the receipt of the gift package is confirmed by the members.

CCM-Point can be used as coupons for the member’s future purchases on our app and website.

In order to promote our membership program, we currently allow our users to join the membership program by purchasing any merchandises of the equivalent value of the membership fee through our CCM as an alternative way of paying the upfront fixed membership fee.

CCM-Point can only be used as credits when making purchases on our platform, with one CCM Point representing RMB1.00. CCM-Point cannot be redeemed for cash. Members may transfer CCM Point to others.

Other revenues include revenues earned on net basis from sales of certain products on our platform.

Shipping and Handling Costs

Shipping and handling amounts billed to customers in sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $33,145 and $338,261 for 2018 and 2017, respectively, are reported in the Consolidated Statements of Income and Comprehensive Income as a component of selling expenses. The decrease in shipping and handling costs in fiscal year 2018 was mainly due to a decrease in sales quantity of our products.

Government Subsidies

A government subsidy is recognized only when the Company complies with any conditions attached to the grant and there is reasonable assurance that the grant will be received.

The government subsidies recognized were $161,090 and $193,781 for the years ended December 31, 2018 and 2017, respectively, and are included in other income of the consolidated statements of comprehensive income. Government subsidies were mainly because of our newly acquired listed subsidiary of Hedetang Holding Co Limited (ShenZhen), which is eligible for subsidies from Chinese government for encouragement of being listed.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred and are included in selling expenses. The Company incurred $19,341 and $0 in advertising and promotional costs for the years ended December 31, 2018 and 2017, respectively. The main reason was promotion of our new business unit.

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

Intangible Assets

Acquired intangible assets are recorded at fair value and amortized over their useful lives if the assets are deemed to have a finite life and they are tested for impairment. The fair value of an intangible asset is the amount that would be determined if the entity used the assumptions that market participants would use if they were pricing the intangible asset. The useful life of an intangible asset is determined by using the time period that an intangible is estimated to contribute directly or indirectly to a company’s future cash flows.

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

Other comprehensive loss for the year ended December 31, 2018 and 2017 represented foreign currency translation adjustments loss of $85.18 million and $13.18 million, respectively, and were included in the consolidated statements of comprehensive income.

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

Reportable Segments

We have three operating segments for financial reporting purposes for all periods presented in our consolidated financial statements in accordance with FASB ASC 280 “Segment Reporting.”

Research and Development

Research and development costs are expensed when incurred and are included in operating expenses.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public companies, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In July 2018, ASU 2016-02 was updated with ASU 2018-11, Targeted Improvements to ASC 842, which provides entities with relief from the costs of implementing certain aspects of the new leasing standard. Specifically, under the amendments in ASU 2018-11, (1) entities may elect not to recast the comparative periods presented when transitioning to ASC 842 and (2) lessors may elect not to separate lease and nonlease components when certain conditions are met. Before ASU 2018-11 was issued, transition to the new lease standard required application of the new guidance at the beginning of the earliest comparative period presented in the financial statements. The Company is in the process of completing its evaluation of the effect of the adoption of this ASU and expects the adoption will result in an increase in the assets and liabilities on the consolidated balance sheet for the operating leases and will have insignificant impact on its consolidated statements of operations and cash flows.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequently in November 2018, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The ASUs amend the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In addition, these amendments require the measurement of all expected credit losses for financial assets, including trade accounts receivable, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance and related amendments is effective for annual reporting periods beginning after December 15, 2019, including interim periods therein. Early application is permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, addressing concerns regarding the cost and complexity of the two-step goodwill impairment test, the amendments in this ASU remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. For public entities, the amendments are effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. For public entities, the ASU’s amendments are effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2020. For all other entities, including not-for-profit entities, the ASU’s amendments are effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is in the process of evaluating the impact that this pronouncements on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement to ASC Topic 820, Fair Value Measurement (“ASC 820”). ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures. ASU 2018-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. An entity is permitted to early adopt by modifying existing disclosures and delay adoption of the additional disclosures until the effective date. The Company is evaluating the effect that adoption of this guidance will have on its consolidated financial statements and related disclosures.

3. INVENTORIES

Inventories by major categories are summarized as follows:

	December 31,
	2018	2017
Raw materials and packaging	$24,578	$837,613
Finished goods	38,439	1,259,694
Inventories	$63,017	$2,097,307

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2018	2017
Machinery and equipment	$32,702,621	$49,217,042
Furniture and office equipment	368,875	566,579
Motor vehicles	355,820	498,033
Buildings	54,689,750	76,770,087
Construction in progress	185,646	30,819,849
Subtotal	88,302,711	157,971,590
Less: accumulated depreciation	41,420,859	(40,220,240)
Less: Impairment loss	44,545,816	(89,685,890)
Net property and equipment	$2,336,036	$28,065,460

Depreciation expense included in general and administration expenses for the year ended December 31, 2018 and 2017 was $2,929,151 and $1,987,920, respectively. Depreciation expense included in cost of sales for the year ended December 31, 2018 and 2017 was $337,198 and $851,966 and respectively.

5. LAND USAGE RIGHTS

According to the laws of the PRC, the government owns all of the land in the PRC. The government of the PRC, its agencies and collectives hold all land ownership. Companies or individuals are authorized to use the land only through land usage rights granted by the PRC government. Land usage rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Accordingly, the Company paid in advance for land usage rights. Prepaid land usage rights are being amortized and recorded as lease expenses using the straight-line method over the terms of the leases, which range from 40 to 50 years. The amortization expense was $6,534,261 and $353,050 and for fiscal years 2018 and 2017, respectively. The following table sets forth land usage rights of the Company as of December 31, 2018 and 2017, respectively.

	December 31,
	2018	2017
Cost	$24,003,243	$36,103,714
Less: Accumulated amortization	2,556,898	(2,985,360)
Less: Impairment Loss	6,895,078
	$14,551,266	$33,118 ,454

6. SHORT-TERM BANK LOANS

Short-term bank loans consist of the following loans collateralized by assets of the Company:

	December 31,
	2018	2017

Loan payable to Huludao Bank, Suizhong branch due on December 9, 2016, bearing interest at 9.6% per annum, collateralized by the buildings, machinery and land use rights of Huludao Wonder		6,121,637

Loan payable to Bank of Xi’an due on November 15, 2017, bearing interest at 4.71% per annum, guaranteed by a third party Shaanxi Bo Ai Medical Science & Technology Development Co., Ltd*	2,185,569

Loan payable to The Bank of Ningxia Xi’an branch due on March 14, 2017, bearing interest at 0.47% per annum, collateralized by the fixed assets and brand name of SkyPeople (China).*	3,642,616
Total	$5,828,185	$6,121,637

The Company is in the process of legal proceedings with the related banks for loan default. There were $15,751,727 of short term loans were recorded as long –term debt in the Company’s balance sheet as of December 31, 2018. A few defaulted bank loans with amount of $6,763,875 USD were paid by auctions of collateral, enforced by the court .

7. LEASE OBLIGATION PAYABLE

As of December 31, 2018, the Company recorded lease obligation payable of $16,7 million and interest payable of $1,177,538 for the Company’s capital equipment under the lease contracts with Cinda Financial Leasing Co., Ltd, entered into in January of 2014 and December of 2016. The Company’s obligations under the finance lease are secured by the lessees’ title to the leased assets, land use rights and equity interest of our subsidiaries. The leases have interest rates as 7.36% and 5.0025% for the 2014 and 2016 agreements, respectively.

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed another lawsuit at Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Guoweimei and SkyPeople China for repayment of leasing fee of RMB 84,970,959 (approximately $12.35 million) plus interest. In January 2014, Guoweimei and SkyPeople China (the “Equipment Lessees”) signed an Equipment Financial Lease Purchase Agreement with Cinda and an equipment supplier pursuant to which Cinda would provide funds to purchase equipment and the Equipment Lessees would lease the equipment from Cinda. Guoweimei pledged certain land use rights in Mei County to Cinda and Xi’an Hedetang and Hedetang Holding pledged their equities in Guoweimei to Cinda to secure the repayment. Mr. Hongke Xue also provided a personal guarantee for the payment of the leasing fee. Beijing Intermediate Court had two hearings of the case and on March 21, 2018, and it ruled in favor of Cinda to the effect that SkyPople China and Guoweimei shall pay leasing fees due in the amount of RMB 20,994,048 (approximately $3.05 million), as well as leasing fees not yet due in the amount of RMB 63,975,910 (approximately $9.30 million), plus attorney’s fee and expenses. Beijing Intermediate Court also ruled that Mr. Hongke Xue is jointly liable for the debt as the guarantor, and that Cinda has priority rights to the pledged land use rights in Mei County and the pledged equities of Guoweimei as well as the ownership of the leasing properties until the leasing fees are paid. SkyPeople China has appealed the decision to the Beijing Supreme Court. Beijing Supreme Court rejected the appeal and upheld the original verdict on September 7, 2018. Currently, the case is under enforcement procedure. Now the seized properties are still owned by subsidiaries of SkyPeople China.

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed another lawsuit with Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Shaanxi Guoweimei Kiwi Deep Processing Company, Ltd. (“Guoweimei”) and Hedetang Farm Products Trading Market (Mei County) Co., Ltd. (“Trading Market Mei County Co”, and together with Guoweimei, “Leasees”) requested that Leasees repay RMB 50 million (approximately $7.65 million) in capital lease fees, plus interest. Cinda has purchased or paid for refrigerant warehouse and trading hall to the suppliers and vendors and agreed to lease them to the Leasees for a leasing fee of RMB 50 million in December, 2016. The capital leasing fee became due on its maturity date of June 2017, with certain land use rights of Leases in Mei County and equity of Guoweimei as a pledge. The Company has disputed that the land use rights for the refrigerant warehouse and trading hall were never sold to or transferred to Cinda, therefore it is loan agreement and not capital lease agreement among the parties. Leases have taken the position that Cinda is not a bank and does not have government permits required to make loans in China, and the agreements including pledge agreement were invalid, void and without legal effect from the beginning. Therefore, the Company only has the obligations to repay principal but not the interest. In November 2017, Beijing Intermediate Court ruled in favor of Cinda and the Leasees have appealed the case to Beijing Supreme Court. The Beijing Supreme Court held a hearing at the end of July 2018. On December 4, 2018, the Beijing Supreme Court upheld the lower court’s decision. Currently, the case is under enforcement procedure and Cinda is in the processing of evaluating the value of the land use rights. Now the seized properties are still owned by subsidiaries of SkyPeople China.

8. RELATED PARTY TRANSACTION

Sales

The company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. (“Fullmart”) for approximately $8,810 and $62,000 for the year ended December 31, 2018 and 2017, respectively. The sales to this related party were consistent with pricing and terms offered to third parties. The remained accounts receivable balances were $0 and $308,304 as of December 31, 2018 and 2017, respectively. Fullmart is a company indirectly owned by our Chairman and CEO, Mr. Yongke Xue.

9. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the year ended December 31, 2018 and 2017. The effective income tax rate for the Company for both of the years ended December 31, 2018 and 2017 were negative 0.% and 0.3% respectively. Some of our subsidiaries generated income and we accrued income tax according to the Chinese corporate income tax rate, but some had a loss and no tax provision was made.

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

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management believes that the deferred tax assets amounting to $29,976,186 as of December 31, 2017, respectively, are not more likely than not to be realized. Accordingly the Company provided a valuation allowance amounting to $29,976,186 against the deferred tax assets as of December 31, 2017. There is no need calculation for defer tax assets in financial statements in 2018.

10. CONCENTRATIONS

There were two customers, Chengdu Hongkor Electromechanical Equipment Co., Ltd. (“HongKor”), and Qifeng Fruit Industry Co., Ltd., who accounted for 40.96% and 10.17% respectively of the Company’s sales for the year ended December 31, 2018, and no customer who accounted for 10% of the Company’s sales for the year ended December 31, 2017.

The reason for this dramatic change in concentration was that the sales of fruit juice related products in the company was shrinking, and HongKor, as our main agency, became a particularly important customer.

Sales to our five largest customers accounted for approximately 61.56% and 12% of our net sales during the years ended December 31, 2018 and 2017, respectively.

In 2018, the company’s suppliers were dispersed, no one occupied more than 1% of the total purchases. The first two largest suppliers were 0.99% and 0.43% respectively during the year ended December 31, 2018. Two suppliers accounted for 26% and 19% of our purchases for the year ended December 31, 2017.

11. Share Based Payments

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

The Company’s 2015 Omnibus Equity Plan permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 250,000 shares of Common Stock. As of December 31, 2018, there were no shares of stock available for award under the 2015 Stock Incentive Plan.

On March 13, 2018, the Company’s shareholders approved the 2017 Omnibus Equity Plan at the annual shareholders meeting, which permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 1,300,000 shares of Common Stock. On December 21, 2018, the Company issued 1,300,000 shares of the Company’s unrestricted common stock to seven of the Company’s employees pursuant to our 2017 Omnibus Equity Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on December 6, 2018.

12. Issuance of Common Stock and Warrants

On April 12, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers identified on the signature pages thereto (the “Purchasers”), pursuant to which the Company will offer to the Purchasers, in a registered direct offering, an aggregate of 862,097 shares (the “Shares”) of common stock, par value $0.001 per share (“Common Stock”).  The Shares will be sold to the Purchasers at a negotiated purchase price of $3.10 per share, for aggregate gross proceeds to the Company of $2,672,500, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.  The Shares are being offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 3, 2015, amended on February 17, 2017, and was declared effective on February 23, 2017 (File No. 333-206353) (the “Registration Statement”).

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

Under the terms of the Agreement, Peng transferred to DigiPay a 60% ownership interest in certain digital assets of DCON, a blockchain platform for cryptocurrency conversion, payment and other services (“DCON”), including but not limited to its business plan and white papers, business models, software, codes, architectures, codes, software, applications, technologies, patents, copyrights, trade secrets, customer lists, business points, trading platforms, digital rights, authentication systems, agreements and contracts, intellectual property, tokens, and the DCON communities established on Nova Realm City (the “Transfer Assets”) for an aggregate purchase price of $9,600,000 (the “Purchase Price”). The Company paid the Purchase Price by issuing to Peng 1,200,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), equaling a per share sale price of $8.00 (the “Share Payment”). Half of the shares of Common Stock subject to the Share Payment were issued within 30 days of the date of the Agreement, and the remaining Share Payment shares were issued within 90 days of the date of the Agreement. On May 3, 2018, the Company issued the remaining 600,000 shares of its common stock to Mr. Peng and his designee according to the Agreement.

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

Under the Service Agreement, Reits shall provide services to GlobalKey relating to the design, development, testing, deployment and maintenance of a blockchain-based Globally Shared Shopping Mall and other software systems (the “System”). Following the completion and delivery of the System by Reits, (i) GlobalKey shall provide the hardware and network requirements for the trial deployment of the System, (ii) Reits shall provide training of GlobalKey’s staff in the use and operation of the System, and (iii) for a period of one year from the System delivery date and for no additional charge, Reits shall provide ongoing System maintenance and technical support (the “Free Maintenance Period”). Following the completion of the Free Maintenance Period, GlobalKey may elect to engage Reits for ongoing maintenance and technical support. Under the Service Agreement, GlobalKey shall pay Reits aggregate consideration of RMB 13,000,000 ($2,067,397), of which RMB 9,100,000 ($1,447,178) may be paid in shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a per share price equal to the average of the Common Stock’s closing prices over the 5 trading days prior to the date of the Agreement, or $1.554 per share (the “Share Payment”). The exchange rate between US dollar and RMB for the payment is 1:6.65. The Share Payment was made within 15 business days of the date of the Service Agreement, and the remaining Service Agreement consideration shall be paid by GlobalKey in accordance with the schedule described in the Service Agreement. The Company paid RMB 876,663 ($139,416) and RMB 788,353 ($115,459) in cash to Reits in the first and second quarters of 2018, respectively.

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

As of December 31, 2018, there were no shares of stock available for awards under the 2011 Stock Incentive Plan.

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

The Company’s 2015 Omnibus Equity Plan permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 250,000 shares of Common Stock. As of December 31, 2018, there were no shares of stock available for awards under the 2015 Stock Incentive Plan.

On March 13, 2018, the Company’s shareholders approved the 2017 Omnibus Equity Plan at the annual shareholders meeting, which permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to1,300,000 shares of Common Stock. On December 21, 2018, the Company issued 1,300,000 shares of the Company’s unrestricted common stock to seven of the Company’s employees pursuant to our 2017 Omnibus Equity Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on December 6, 2018. The Company recorded an expense of $13,000 in the fourth quarter of fiscal year 2018 under the 2017 Omnibus Equity Plan, reflecting a par value of $0.001 per share of the Company’s common stock. As of December 31, 2018, there were no shares of stock available for awards under the 2017 Omnibus Equity Plan.

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

15. DISCONTINUED OPERATIONS

The Company’s Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses in the three fiscal years prior to 2017 and its cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operating results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Huludao in December 2016, and ceased the depreciation of the property in accordance with SFAS No. 144. In accordance with the restructuring plan, the Company intends to transfer the concentrated fruit juice production equipment in Huludao Wonder to another subsidiary and to sell the land and facilities upon favorable circumstances.

In year 2016, Huludao Wonder stopped payment of interest on the loan it borrowed during 2016. The bank sued Huludao Wonder, the result was that according to the enforcement of the court, the company’s fixed assets will offset long-term borrowings, along with its owed interest. Since the loan amount is larger than the remaining value of the fixed assets , the transaction became non-operating income for this subsidiary.

Loss from discontinued operations for fiscal 2018 and 2017 was as follows:

	December 31,	December 31,
	2018	2017

REVENUES	$	$7,372
COST OF SALES		-
GROSS PROFIT (LOSS)		7,372

OPERATING EXPENSES:
General and administrative	90,905	(2,459,220)
Selling expenses		-
Impairment loss	1,112,314
Total	1,203,219	(13,794,523)

OTHER INCOME (EXPENSE)	5,312,915
Interest expense	(96,329)	(875,796)
Interest income		-
Total		-
(Loss) Income from discontinued operations before income tax	5,216,586	(14,662,946)
Income tax provision		-

LOSS FROM DISCONTINUED OPERATIONS	$4,013,366	$(14,662,946)

The non operating income from discontinued operations was $4.01 million for fiscal year 2018, and loss was $14.62 million for fiscal year 2017, respectively. The Company does not provide a separate cash flow statement for the discontinued operation.

16. SEGMENT REPORTING

The Company operates in three segments this year: concentrated juice, fruit juice beverages, and others. Our concentrated juice and juice beverages is primarily produced by the Company’s Jingyang factory. The Company’s other products include health care product and other by products, such as kiwifruit seeds.

In year 2018, the Company sold its concentrated fruit juice mainly to domestic customers. The Company sells its Hedetang branded bottled fruit beverages domestically primarily to supermarkets and whole sellers in the PRC.

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

(In Thousand) For the Year Ended December 31, 2018	Concentrated Juice	Fruit Juice Beverages	Others	Total
Reportable segment Revenue	$989,802	$305,642	$503,495	$1,798,939
Inter-segment revenue	510,515	148,701	251,053	910,269
Revenue from external Customers	479,287	156,941	252,442	888,670
Segment gross profit	$54,361	$90,753	$190,330	$335,444

(In Thousand) For the Year Ended December 31, 2017	Concentrated apple juice and apple aroma	Concentrated kiwifruit juice and kiwifruit puree	Concentrated pear juice	Fruit juice beverages	Others	Total
Reportable segment Revenue	$4,928	$641	$2,110	$9,621	$116	$17,418
Inter-segment revenue	(3,083)	(106)	(983)	(2,753)	(30)	(6,955)
Revenue from external Customers	1,845	536	1,127	6,868	87	10,463
Segment gross profit	$87	$140	$143	$1,341	$22	$1,734

17. COMMITMENTS AND CONTINGENCIES

Litigation

On June 29, 2015, SkyPeople China entered into a loan agreement with Beijing Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 30 million (approximately $4.36 million) from Beijing Bank. Hongke Xue, Yongke Xue and Xiujun Wang provided guarantees for the loan and Shaanxi Boai Medical Technology Development Co., Ltd. (“Shaanxi Boai”) provided certain real estate property as a pledge for the loan. SkyPeople China did not repay the loan on time and Beijing Bank filed an enforcement request with Xi’an Intermediate People's Court in June 2017. The Xi’an Intermediate People’s Court has seized real estate properties pledged by Shaanxi Boai and Xiujun Wang. In November, 2018, the Court sold the real estate property pledged by Xiujun Wang at RMB1,170,180. Because the real estate property is Xiujun Wang’s primary home, the Court allocated RMB 117,000 to Xiujun Wang as transition home leasing fee and deducted outstanding mortgage payment, the remaining amount was delivered to the Beijing Bank as the repayment. The Court has also made inquiries to the Beijing Bank as to whether it is willing to accept the pledged real estate property of Shaanxi Boai as the repayment of the outstanding loan for the amount RMB 27,932,300 (approximately $4.06 million) but Beijing Bank has refused to take the real property as repayment of the loan and the enforcement has been terminated by the Court.

On March 8, 2016, SkyPeople China entered into a loan agreement with Ningxia Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 25 million (approximately $3.63 million) from Ningxia Bank. Hongke Xue, Yongke Xue, Lake Chen, Shaanxi Boai Medical Technology Development Co., Ltd. and Shaanxi Qiyiwangguo provided guarantees for the loan. SkyPeople China also pledged 37 pieces of equipment and the related trademarks to Ningxia Bank for the loan. SkyPeople China has not repaid the loan and Ningxia Bank filed an enforcement action with Xi’an Intermediate people’s court in August 2017. The Court has frozen the assets of SkyPeople China that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by SkyPeople China for its business. In July, 2018, Shaanxi Qiyiwangguo filed a petition to the Court and requested the termination of the enforcement action on the basis that its guarantee of the loan was not valid because the seal used on the guarantee agreement was not authentic and the guarantee was not approved by the shareholders of Shaanxi Qiyiwangguo. On Novermber 27, 2019, Shaanxi Qiyiwangguo withdrew its pettion which the Court agreed such withdrawal and there has been on other progress of this case.

On December 23, 2015, SkyPeople China entered into two loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 13.90 million (approximately $2.13 million), and RMB 30 million (approximately $4.59 million) from China Construction Bank, respectively. Shaanxi Boai Medical Technology Development Co., Ltd. (“Boai”), Hongke Xue, Yongke Xue, Xiujun Wang and Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) provided pledges for the loans. SkyPeople China has not repaid the loans and China Construction Bank filed an enforcement action with Xi’an Intermediate People's Court in March 2017. In December, 2017, SkyPeople China received the enforcement notice from the Court. The Court has seized certain parking space and land use rights pledged by Xiujun Wang and Boai and sold the land use right pledged by Boai in auction for approximately RMB 24,835,790 as repayment to China Construction Bank. The Court also seized certain land use rights pledged by Yingkou Trusty Fruits Co., Ltd., but the auction sale for those rights was not successful. SkyPeople China currently is in discussions with China Construction Bank on the payment terms and the final amount.

On May 9, 2016, SkyPeople China entered into loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 22.9 million (approximately $3.50 million) from China Construction Bank. Shaanxi Province Credit Reassurance Company (“Credit Reassurance Company”) provided a guarantee to China Construction Bank for the loan, Hongke Xue and Yongke Xue provided their guarantees, and SkyPeople China provided an office space that it owned to Credit Reassurance Company as a pledge. SkyPeople China has not repaid the loan and Credit Reassurance Company repaid the loan for SkyPeople China. In June 2017, Credit Reassurance filed an enforcement action request with Xi’an Intermediate People’s Court (the “Court”) in June 2017. In December 2017, SkyPeople China received the enforcement notice from the Court. The Court issued verdict to seize the office space of SkyPeople China for auction sale on December 26, 2017. In February 2018, the auction sale was conducted but not successful. In June 2018, the Court decided to use the pledge property as the repayment for the outstanding loan of RMB 12.21million (approximately $1.78 million).

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

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed a lawsuit with Beijing 2nd Intermediate People’s Court (the “Beijing Intermediate Court”) against the Company’s indirectly wholly-owned subsidiaries Shaanxi Guoweimei Kiwi Deep Processing Company, Ltd. (“Guoweimei”) and Hedetang Farm Products Trading Market (Mei County) Co., Ltd. (“Trading Market Mei County Co”, and together with Guoweimei, “Lessees”) requested that Lessees repay RMB 50 million (approximately $7.27 million) in capital lease fees, plus interest. Cinda has purchased or paid for refrigerant warehouse and trading hall to the suppliers and vendors and agreed to lease them to the Lessees for a leasing fee of RMB 50 million in December, 2016. The capital leasing fee became due on its maturity date of June 2017, with certain land use rights of Lessees in Mei County and equity of Guoweimei as a pledge. The Company has disputed that the land use rights for the refrigerant warehouse and trading hall were never sold to or transferred to Cinda, therefore it is loan agreement and not capital lease agreement among the parties. Lessees have taken the position that Cinda is not a bank and does not have government permits required to make loans in China, and the agreements including pledge agreement were invalid, void and without legal effect from the beginning. Therefore, the Company only has the obligations to repay principal but not the interest. In November 2017, Beijing Intermediate Court ruled in favor of Cinda and the Lessees appealed the case to the Beijing Supreme Court. The Beijing Supreme Court held a hearing at the end of July 2018. On December 4, 2018, the Beijing Supreme Court upheld the lower court’s decision. Currently, the case is under enforcement procedure and Cinda is in the processing of evaluating the value of the land use rights. Now the seized properties are still owned by subsidiaries of SkyPeople China.

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed another lawsuit at Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Guoweimei and SkyPeople China for repayment of leasing fee of RMB 84,970,959 (approximately $12.35 million) plus interest. In January 2014, Guoweimei and SkyPeople China (the “Equipment Lessees”) signed an Equipment Financial Lease Purchase Agreement with Cinda and an equipment supplier pursuant to which Cinda would provide funds to purchase equipment and the Equipment Lessees would lease the equipment from Cinda. Guoweimei pledged certain land use rights in Mei County to Cinda and Xi’an Hedetang and Hedetang Holding pledged their equities in Guoweimei to Cinda to secure the repayment. Mr. Hongke Xue also provided a personal guarantee for the payment of the leasing fee. Beijing Intermediate Court had two hearings of the case and on March 21, 2018, and it ruled in favor of Cinda to the effect that SkyPople China and Guoweimei shall pay leasing fees due in the amount of RMB 20,994,048 (approximately $3.05 million), as well as leasing fees not yet due in the amount of RMB 63,975,910 (approximately $9.30 million), plus attorney’s fee and expenses. Beijing Intermediate Court also ruled that Mr. Hongke Xue is jointly liable for the debt as the guarantor, and that Cinda has priority rights to the pledged land use rights in Mei County and the pledged equities of Guoweimei as well as the ownership of the leasing properties until the leasing fees are paid. SkyPeople China has appealed the decision to the Beijing Supreme Court. Beijing Supreme Court rejected the appeal and upheld the original verdict on September 7, 2018. Currently, the case is under enforcement procedure. Now the seized properties are still owned by subsidiaries of SkyPeople China.

In April 2015, SkyPeople China entered into a loan agreement with Shaanxi Fangtian Decoration Co. Ltd. (“Fangtian”). Pursuant to the loan agreement, SkyPeople China borrowed RMB 3.5 million (approximately $508,780) from Fangtian. SkyPeople China has not repaid the loan and Fangtian filed a lawsuit with Xi’an Yanta District People’s Court (“Yanta District Court”). On August 10, 2017, Yanta District Court ruled against SkyPeople China and determined that SkyPeople China must repay the loan of RMB 3.5 million plus interest RMB of 402,500 (approximately $585,098). Fangtian has requested court enforcement procedure for the case.

On May 4, 2015, SkyPeople China and Xi’an Branch of Shanghai Pudong Development Bank (SPD Bank Xi’an Branch) renewed a Working Capital Loan Contract and Repayment Schedule, which agreed by both parties that SPD Bank Xi’an Branch loaned RMB 26.9 million (approximately $3.92 million) to SkyPeople China with a term of one year. On the signing date of the Loan Contract, Hongke Xue, Yongke Xue, Xiujun Wang and SPD Bank Xi’an Branch signed Contract of Guaranty for guaranteeing the repayment of loan and undertaking joint liability. According to a Mortgage Contract of Maximum Amount signed between SkyPeople China and SPD Bank Xi’an Branch on April 2, 2013, SkyPeople China provided one of its real properties and land use rights as the pledge. But SkyPeople China failed to repay after SPD Bank Xi’an Branch issued the loan.

In October, 2015, SPD Bank Xi’an Branch filed the enforcement request with the Intermediate Court of Xi’an and the Court has seized pledge real property and land use rights and equity ownership of SkyPeople China in Wonder Fruit and SkyPeople Suizhong. During the enforcement procedure, SPD Bank Xi’an Branch has transferred its creditor’s rights to China Huarong Asset Management Co., Ltd. (“China Huarong”). The Court changed the execution applicant to China Huarong on December 12, 2018 as applied. China Huarong had applied to the Court for valuating the seized real property and land use rights. The valuation process has not yet been completed.

Shaanxi Guoweimei Kiwi Deep Processing Co. Ltd (“Guoweimei”), entered into a construction agreement with Shaanxi Fangyuan construction co., Ltd. (“Fangyuan”) in July, 2013. On October 8, 2018, Fangyuan filed lawsuit and requested Guoweimei to pay a project construction fee plus penalty of RMB 56,323,403.93 (approximately $8.22 million). On June 10, 2019, Baoji Intermediate People's Court issued verdict that Guoweimei paid RMB41, 576,833.4 (approximately $6.07 million) plus penalty to Fangyuan, and Fangyuan will enjoy preferential right for the projects in processing zone of National Wholesale and Trading Center in Mei County for Kiwi Fruits developed by Guoweimei.

In May 2015, Hedetang Farm Products Trading Markets (Mei County) Co., Ltd. (“Hedetang”) and Shaanxi Zhongkun Construction Co., Ltd. (“Zhongkun”) entered into a construction and decoration agreement. On September 5, 2018, Zhongkun filed the lawsuit with Shaanxi Provincial People’s Court (the “Court”) for repayment of construction and decoration fee. The Court issued civil judgement in November 2018, ordering that Hedetang to pay project funds RMB 1,632,971.6 (approximately $238,389) to Zhongkun and interests. After entering into the enforcement phase, the Court found assets of Hedetang had been seized by Xi’an Yanta District People’s Court and Baoji Intermediate People's Court, and there was no other assets for enforcement, so the enforcement procedure has been terminated by the Court.

On October 31, 2017, Xi’an Shanmei Food Co. Ltd. filed a lawsuit against Shaanxi Qiyiwangguo, a majority-owned subsidiary of the Company, with Zhouzhi County People’s Court in connection with a Land Lease Agreement entered into by the parties on October 1, 2013. On March 2, 2018, Zhouzhi County People’s Court issued verdict that: (i) the Land Lease Agreement was thereby terminated; (ii) Shaanxi Qiyiwangguo shall pay Xi’an Shanmei the outstanding leasing fee RMB 211,621 (approximately $30,762) and (iii) Shaanxi Qiyiwangguo shall return the 29.3 mu industrial use land to Xi’an Shanmei. Shaanxi Qiyiwangguo has appealed the decision to the Xi’an Intermediate People’s Court on the basis that: (x) the land use right was a capital contribution by Xi’an Shanmei for a shareholder of Shaanxi Qiyiwangguo who is also the sole shareholder of Xi’an Shanmei and Land Lease Agreement was invalid and has no legal effect; (y) Zhouzhi Court did not schedule the hearing for the count claims filed by Shaanxi Qiyiwangguo; and (z) Zhouzhi Court violated certain civil procedures during the trial of the case. Due to the late notice to Zhouzhi Court, the case file was not timely transferred to Xi’an Intermediate Court and no appeal hearing was scheduled. Zhouzhi Court has issued verdict for enforcement procedure and Qiyiwangguo has filed petition of disagreement for the enforcement which is still under Zhouzhi Court’s review.

In January, 2016 Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd (“Qiyiwangguo”) and Nanjing Bailuotong Logistics Services Co., Ltd (“Bailutong”) entered into a transportation agreement to ship fruit juices. Bailutong failed to deliver the juice products and held them after their expiration date. Qiyiwangguo filed a lawsuit against Bailutongwith Zhouzhi county People’s Court, and the Court issue the verdicts in Febrary 2018 that: (1) the transportation contract between Qiyiwangguo and Bailutong was terminated; (2) Bailutong paid RMB 203, 550.76 (approximately $29,715) to Qiyiwangguo for the loss of Qiyiwangguo. Bailutong appealed the case to Xi’an Intermediate People's Court. Xi’an Intermediate People's Court rejected the appeal and upheld the original verdict.

Qiyiwangguo entered into an agreement with Henan Huaxing Glass Co., Ltd. (“Huaxing”) in May 2014 for Huaxing to supply glass bottles to Qiyiwangguo. However, due to the disputes regarding the quality of products supplied by Huaxing, Qiyiwangguo didn’t pay the prices for certain glass bottles. In August, 2017, Huaxing filed a lawsuit and the court ruled Qiyiwangguo shall pay Huaxing RMB 203,742 (approximately$29,743) in July 2018. During the enforcement process, the parties reached settlement agreement but Qiyiwangguo failed to pay the amount and now the case is still in the court enforcement process.

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Huludao Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay a RMB 40 million (approximately $5.81 million) bank loan, plus interest. The loan became due on its maturity date of December 9, 2016. On December 19, 2016, the Huludao Court accepted the case. The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date. Wonder Fruit believes that the interest charged by Suizhong Branch is 100% higher than the base rate set by People’s Bank of China and is not in consistent with the China People’s Bank’s base interest and floating rate. The Huludao Court has seized land use rights, buildings and equipment of Wonder Fruit that were pledged as guarantee for the loan and has organized two auction sales for these assets in January and February of 2018, but both auction sales have been unsuccessful in finding a buyer. On July 19, 2018, the Court issued a verdict ordering Huludao Wonder to transfer its land use rights, building, equipment, electronic and transportation assets to Zuizhong Branch as payment of the outstanding principal, auction and evaluation fees and some interest of the loan for RMB 42, 639,264 (approximately $6.22 million). Now there are RMB 11.95 million (approximately $1.74 million) interest of the loan unpaid.

18. Acquisition of a Business

On January 23, 2018, DigiPay FinTech Limited (“DigiPay”), a limited liability company incorporated in British Virgin Islands and a wholly-owned subsidiary of the Company, and Peng Youwang (“Peng”), a Chinese citizen, entered into a DCON Digital Assets Transfer Agreement (the “Agreement”).

Under the terms of the Agreement, Peng transferred to DigiPay a 60% ownership interest in certain digital assets of DCON, a blockchain platform for cryptocurrency conversion, payment and other services (“DCON”), including but not limited to its business plan and white papers, business models, software, codes, architectures, codes, software, applications, technologies, patents, copyrights, trade secrets, customer lists, business points, trading platforms, digital rights, authentication systems, agreements and contracts, intellectual property, tokens and the DCON communities established on Nova Realm City (the “Transfer Assets”) for an aggregate purchase price of $9,600,000 (the “Purchase Price”). The Company will pay the Purchase Price by issuing to Peng 1,200,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), equaling a per share sale price of $8.00 (the “Share Payment”). On February 6, 2018, the Company issued 600,000 shares of its common stock to Mr. Peng and his designee according to the Agreement. On May 3, 2018, the Company issued the remaining 600,000 shares of its common stock to Mr. Peng and his designee according to the Agreement.

Since there is no active market price for trading these token or cryptocurrency in blockchain market , it is also uncertain about these digital assets will be successfully survived in the blockchain market and management board could not provide the any valuation report for digital assets, we could not determine the value or cash value for these digital assets , the investment is evaluated as par value for stock issued, and those digital assets were not included in the consolidation of the financial statements as of December 31,2018.

19. Entry into a Material Definitive Agreement.

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

20. SUBSEQUENT EVENTS

On March 26, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Iliad Research and Trading, L.P., a Utah limited partnership (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser a Secured Convertible Promissory Note (the “Note”) in the principal amount of $1,070,000. The Purchaser purchased the Note with an original issue discount of $50,000, and the Company agreed to pay to the Purchaser $20,000 for fees and costs incurred by Purchaser in connection with the consummation of the Purchase Agreement. The Note was sold to the Purchaser pursuant to an exemption from registration under Regulation D, promulgated under the Securities Act of 1933, as amended. The purchase price for the Note will be paid by the Purchaser through an initial cash payment of $500,000 and the issuance of an Investor note to the Company with a one-year term and an interest rate of 8% (the “Investor Note”), which the Purchaser agrees to prepay in full upon the satisfaction of certain conditions for pledged shares and transfer agent instruction letter pursuant to the Investor Note and Purchase Agreement.

The Note bears interest at the rate of 8% per annum. All outstanding principal and accrued interest on the Note will become due and payable on March 26, 2020. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay a 125% premium on any amounts outstanding under the Note. Amounts outstanding under the Note may be converted at any time, at the Purchaser’s option, into shares of the Company’s common stock at a conversion price of $3.00 per share. During the term of the Note, the Company shall not, without the prior written consent of the Purchaser, enter into or effect certain fundamental business transactions. The Company has the option to redeem the Note at any time after the six month anniversary of the date when the purchase price is delivered to the Company. The Company’s obligations under the Note are secured by a pledge of 2,500,000 shares of the Company’s common stock by Mengyao Chan, an unrelated third party, in favor of the Purchaser.

The representations, warranties and covenants contained in the Purchase Agreement, Investor Note and Note were made solely for the benefit of the parties to the Purchase Agreement. In addition, such representations, warranties and covenants (i) are intended as a way of allocating the risk between the parties to the Purchase Agreement, Investor Note and Note and not as statements of fact, and (ii) may apply standards of materiality in a way that is different from what may be viewed as material by shareholders of, or other investors in, the Company. Accordingly, the Purchase Agreement, Investor Note and Note are filed with this report only to provide investors with information regarding the terms of transactions, and not to provide investors with any other factual information regarding the Company. Shareholders should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Purchase Agreement, Investor Note and Note, which subsequent information may or may not be fully reflected in public disclosures.