Form 10-Q
period 2019-03-31
Future FinTech Group Inc.
filed 2019-09-30
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FTFT	Nasdaq Stock Market

Class	Outstanding at September 27, 2019
Common Stock, $0.001 par value per share	32,317,083

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2019	2018
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$514,498	253,804
Accounts receivable, net of allowance of $412,429 as of March 31, 2019 and $15,650,217 as of December 31, 2018, respectively	62,822	73,244
Other receivables	19,067,927	23,774,163
Inventories	197,876	63,017
Advances to suppliers and other current assets	124,500	-
TOTAL CURRENT ASSETS	19,967,622	24,164,227

PROPERTY, PLANT AND EQUIPMENT, NET	1,944,861	2,336,036
LINTANGIBLE ASSETS	30,358,212	21,446,345
LONG TERM INVESTMENTS	15,000,000	15,000,000
TOTAL ASSETS	$67,270,696	62,946,609

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$11,193,990	11,054,290
Accrued expenses	95,178,697	99,131,073
Advances from customers	1,025,479	1,160,029
Short-term bank loans	6,510,447	5,828,185
TOTAL CURRENT LIABILITIES	113,908,612	117,173,578

NON-CURRENT LIABILITIES
Long-term debt	33,035,862	32,450,867
Obligations under capital leases
TOTAL NON-CURRENT LIABILITIES	33,035,862	32,450,867
TOTAL LIABILITIES	$146,944,474	149,624,445

EQUITY

Future FinTech Group Inc., Stockholders’ equity
Common stock, $0.001 par value; 60,000,000 shares authorized and 31,017,083 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	31,017	31,017
Additional paid-in capital	115,336,056	105,737,256
Retained earnings	(189,764,478)	(188,085,680)
Accumulated other comprehensive loss	(9,527,351)	(8,961,549)
Total Future FinTech Group Inc. stockholders’ equity	(83,924,757)	(91,287,957)
Non-controlling interests	4,250,979	4,601,121
TOTAL EQUITY	(79,673,778)	(86,677,836)
TOTAL LIABILITIES AND EQUITY	$67,270,696	62,946,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three month Ended March 31,
	2019	2018
Revenue	$196,329	$562,146
Cost of goods sold	143,073	499,560
Gross profit	53,255	62,586

Operating Expenses
General and administrative expenses	1,482,282	2,749,845
Selling expenses	79,972	93,483
R&D expenses	24,469	-
Impairment Loss	(22,753)	-
Total operating expenses	1,563,970	2,843,328

Loss from operations	(1,510,715)	(2,780,742)

Other income (expenses)
Interest income	43	11
Interest expenses	(198,097)	(445,594)
Other income(expense)	29,972	(7,015)
Total other expenses	(168,083)	(452,598)

Loss from Continuing Operations before Income Tax	(1,678,798)	(3,233,340)
Income tax provision	-	-
Loss from Continuing Operations before Minority Interest	(1,678,798)	(3,233,340)

Less: Net loss (income) attributable to non-controlling interests	(350,142)	(490,985)

Loss from Continuing Operations	(1,328,656)	$(2,742,355)

Discontinued Operations (Note 10)
Loss from discontinued operations	-	(49,571)
NET LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	$(1,328,656)	$(2,791,926)

Other comprehensive income (loss)
Foreign currency translation adjustment	$(565,802)	$2,301,332
Comprehensive loss	(2,244,600)	(981,579)
Comprehensive expense attributable to non-controlling interests	$350,142	$(194,562)
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	(1,894,458)	(1,176,141)
Loss per share:
Basic loss per share from continued operations	(0.04)	(0.41)
Basic loss per share from discontinued operations	-	(0.01)
Basic loss per share from net income	(0.04)	(0.42)
Diluted Loss per share:
Diluted loss per share from continued operations	(0.04)	(0.41)
Diluted loss per share from discontinued operations	-	(0.01)
Diluted loss per share from net income	(0.04)	(0.42)
Weighted average number of shares outstanding
Basic	31,017,083	6,642,598
Diluted	31,686,606	6,705,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,678,798)	$(2,791,926)
Adjustments to reconcile net income to net cash provided by operating activities
Minority interest	350,142	490,985
Depreciation and amortization	439,610	2,168,922
Impairment loss	387,836	499,463
Changes in operating assets and liabilities
Accounts receivable	(10,422)	109,500
Other receivable	4,706,236	(39,705)
Advances to suppliers and other current assets	(124,500)	(113,902)
Inventories	(104,494)	(146,385)
Accounts payable	139,700	(374,837)
Accrued expenses	(3,952,377)	(1)
Income tax payable	-	1,576
Advances from customers	134,551	208,547
Net cash used in operating activities	287,485	(487,226)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	-	(1,978)
Net cash used in investing activities	-	(1,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment from short term loan	499,992	-
Net cash provided by financing activities	499,992	-

Effect of change in exchange rate	1,048,172	(566,251)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	260,695	(1,055,455)
Cash and cash equivalents, beginning of period	253,804	4,586,757
Cash and cash equivalents, end of period	$514,498	$3,531,302

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the unaudited financial statements have been prepared on the same basis as the financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2019 and the results of operations and cash flows for the periods ended March 31, 2019 and 2018. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2019. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2018 as included in our Annual Report on Form 10-K.

2.	Business Description

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

On January 22, 2019, the company formally launched of GlobalKey SharedMall, also known as Chain Cloud Mall (CCM) v1.0, the real-name blockchain shared shopping mall platform that integrates blockchain and internet technology and distinguishes itself by utilizing the automatic value distribution system of blockchain and sharing the value of the platform with all participants in the system.

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

Besides the design, development, testing, deployment and maintenance of a blockchain-based CCM Shared Shopping Mall, the Company also operates a supply chain, logistics and trading business for fruit juice products, foods and other consumer and agricultural products as well as a digital payment system, “DCON,” through blockchain technology. DCON is built to be a transparent digital payment system backed by blockchain technology and its mBTC is the only currency and payment system used in Nova Realm City (“NRC”) communities. Each Bitcoin exchanges for one million mBTC and DCON provides exchange services between its mBTC and Bitcoin.

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

(16) Yichang Old Orchard Modern Specialized Farmers Cooperatives Union (“Old Orchard”) was established on April 8, 2016. Its main business scope is the purchase, sales, trading and reprocessing of farm products, development of products for the union, introducing new technology and new plants, and technical training for union members.

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

(30) Chain Future Digital Tech (Beijing) Co., Ltd, (“Chain Future”) was established on July 10, 2018. Its main business scope includes technical services and technology transfer, development, promotion and consultation; wholesale of computers, software and auxiliary equipment, electronic products, and other related products. This company focuses its business on acting as an accelerator for blockchain projects and it provides basic support including technical support, whitepaper editing, solution design and financial management services for its clients. Its business also includes training and cultivating technicians for blockchain projects, providing consultation services regarding cryptocurrency exchanges and token listing matters, as well as marketing-related services.

(31) Chain Future Digital Tech (Tianjin) Co., Ltd, (“Chain Future Tianjin”) was established on November 12, 2018. Its main business scope includes digital technology development, technology transfer, technical consultation and technical services; business incubation services; development and sales of software technology; computer system integration services; company management consulting; financial information consulting; computer system technology services, basic software, application software; exhibition services; meeting services; and advertisement business. Its business also includes training and cultivating technicians for blockchain projects, providing consultation services regarding cryptocurrency exchanges and token listing matters, as well as marketing-related services.

(32) The company acquired 19.88% of the shares of Hedetang Holdings (Shenzhen) Co., Limited which is a NEEQ listed company, through Shenzhen Hedetang Industrial Co., Ltd on March 26, 2018. The business scope of Hedetang Holdings (Shenzhen) Limited is information consultation (excluding restricted projects and talent intermediary services); import and export business (except for the items prohibited by law or administrative regulations of the state council; and restricted items can only be operated after obtaining permission); venture capital business; business information consulting, financial, investment and enterprise management consulting (the above items do not include restricted items); research and development of prepackaged food and health food, pre-packaged food, health food production and sales; and information service business (internet information service business only).

(33) SkyPeople Foods Holdings Limited established in British Virgin Island in 2011. Its main business scope includes trading, import and export of food products.

(34) HeDeTang Holdings (HK) Ltd. incorporated in Hong Kong, China in 2007. Its main business scope includes the research and development of food packages, food production techniques; and the research and development of technique consultancy and transferring.

(35) Digital Online Marketing Limited established in British Virgin Island in 2011. Its main business scope includes trading consultancy, corporation management, software development and marketing, and information consulting services.

(36) GlobalKey Network Technology (Tianjin) Co., Ltd. which name was changed to Chain Cloud Mall (CCM) Network and Technology (Tianjin) Co., Ltd., was established in January 2019. Its main business scope includes blockchain technology development and services, consultation and transfer; encryption technology, digital integral system technology, e-commerce platform technology development, and similar services.

(37) GloblalKey Network and Technology (Beijing) Co., Ltd was established on March 20, 2018. Its main business scope is technology services, development, consultation, transfer and technology popularization, technology import and export, serving as agent for import and export, and import and export of goods.

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

On July 31, 2019, Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., (“CCM Tianjin”), a wholly owned subsidiary of the Company, Chain Cloud Mall E-commerce (Tianjin) Co., Ltd., a limited liability company incorporated under the laws of China (the “E-commerce Tianjin” or “WOFE”), and Mr. Zeyao Xue and Mr. Kai Xu, citizens of China and shareholders of E-commerce Tianjin, entered into the following agreements, or collectively, the “Variable Interest Entity Agreements” or “VIE Agreements,” pursuant to which CCM Tianjin has contractual rights to control and operate the business of E-commerce Tianjin (the “VIE”).

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

Agreements that Provide us with the Option to Purchase the Equity Interests in and Assets of our VIE

See Exclusive Purchase Option Agreement above

Spousal Consent Letters. The spouse of Mr. Kai Xu (Mr. Zeyao Xue is not married) of Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. has signed a spousal consent letter agreeing that the equity interests in Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. held by and registered under the name of the shareholder will be disposed pursuant to the contractual agreements with our WFOE. Mr. Xu’s spouse agreed not to assert any rights over the equity interest in Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. held by the shareholder.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of SkyPeople (China), , Food Industry Yidu,, Agriculture Plantation Yidu, Yingkou, Huludao Wonder,,Yichang Odd Orchard, Xi’an Cornucopia, Shaanxi Qiyiwangguo, Shaanxi Heying, Food Industry Jingyang, Foods Industry Zhouzhi, Hedetang Holding, Hedetang Research, SkyPeople Suizhong, Hedejiachuan Yichang, Guo Wei Mei, HeDeJiaChuan Foods Xi’an, Shenzhen Hedetang, Dcon Digipay, FinTech HK, Hedetang Foods China, Agricultural Silkroad, Agricultural Plantation Mei County Trading Market Yidu, Trading Market Mei County, Hedetang Plantations, GlobalKey Supply Chain Limited, Zhonglian Hengxin, FinTech (Xi’an), and Chain Future (Tianjin), and China Future (Beijing), all of which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP. All significant inter-company accounts and transactions have been eliminated.

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

For the first quarter of 2019, the Company started to recognize its revenue for the new business section of blockchain based e-commerce platform.

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $3,243 and $8,614 for the three months ended March 31, 2019 and 2018, respectively, are reported in the Condensed Consolidated Statements of Comprehensive Income (Expense) as a component of selling expenses.

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

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	Inventories

Inventories by major categories are summarized as follows: (in thousands)

	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)

Raw materials and packaging	$77	$25
Finished goods	120	38
Inventories	$198	$63

4.	Related Party Transaction

Sales to related parties

The Company did not have any sales to related parties for the three months ended March 31, 2019 and March 31, 2018, respectively. The accounts receivable balances for such transactions were nil as of March 31, 2019 and December 31, 2018, respectively.

5.	Concentrations

(1)	Concentration of customers

Sales to our five largest customers accounted for approximately 26% and 100% of our net sales during the three months ended March 31, 2019 and 2018, respectively. One customer represented 12% of total sales for the three months ended March 31, 2019, and one customer represented over 87% of total sales for the three months ended March 31, 2018.

(2)	Concentration of suppliers

There was one supplier that accounted over 14% of our purchases for the three months ended March 31, 2019, and there was no supplier that accounted for over 10% of our purchases for the three months ended March 31, 2018.

6.	Issuance of common stock and warrants

On April 12, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers identified on the signature pages thereto (the “Purchasers”), pursuant to which the Company offered to the Purchasers, in a registered direct offering, an aggregate of 862,097 shares (the “Shares”) of common stock, par value $0.001 per share (“Common Stock”). The Shares were sold to the Purchasers at a negotiated purchase price of $3.10 per share, for aggregate gross proceeds to the Company of $2,672,500, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. The Shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on August 3, 2015, amended on February 17, 2017, and was declared effective on February 23, 2017 (File No. 333-206353) (the “Registration Statement”).

In a concurrent private placement, the Company also issued to each of the Purchasers a warrant to purchase one (1) share of the Company’s Common Stock for each share purchased under the Purchase Agreement, pursuant to that certain Common Stock Purchase Warrant by and between the Company and each Purchaser (each, a “Warrant”, and collectively, the “Warrants”). The Warrants are exercisable beginning on the six month anniversary of the date of issuance at an initial exercise price of $5.20 per share and will expire on the five and a half year anniversary of the date of issuance.

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

Under the terms of the Agreement, Peng transferred to DigiPay a 60% ownership interest in certain digital assets of DCON, a blockchain platform for cryptocurrency conversion, payment and other services (“DCON”), including but not limited to its business plan and white papers, business models, software, codes, architectures, applications, technologies, patents, copyrights, trade secrets, customer lists, business points, trading platforms, digital rights, authentication systems, agreements and contracts, intellectual property, tokens, and the DCON communities established on Nova Realm City (the “Transfer Assets”) for an aggregate purchase price of $9,600,000 (the “Purchase Price”). The Company paid the Purchase Price by issuing to Peng 1,200,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), equaling a per share sale price of $8.00 (the “Share Payment”). Half of the shares of Common Stock subject to the Share Payment were issued within 30 days of the date of the Agreement, and the remaining Share Payment shares were issued within 90 days of the date of the Agreement. On May 3, 2018, the Company issued the remaining 600,000 shares of its common stock to Mr. Peng and his designee according to the Agreement.

The Agreement also contains customary representations and warranties regarding the Transfer Assets and the ownership thereof, and covenants regarding the parties’ cooperation. DigiPay and Peng further agreed to establish a Japanese operating company for the Transfer Assets, of which DigiPay holds a 60% ownership interest and Peng’s designee holds a 40% ownership interest.

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

As of March, 31, 2019, there were no shares of stock available for awards under the 2011 Stock Incentive Plan.

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

The Company’s 2015 Omnibus Equity Plan permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 250,000 shares of Common Stock. As of March 31, 2019, there were no shares of stock available for awards under the 2015 Stock Incentive Plan.

On March 13, 2018, the Company’s shareholders approved the 2017 Omnibus Equity Plan at the annual shareholders meeting, which permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 1,300,000 shares of Common Stock. On December 21, 2018, the Company granted 1,300,000 shares of the Company’s unrestricted common stock to seven of the Company’s employees pursuant to our 2017 Omnibus Equity Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on December 6, 2018. The Company recorded an expense of $13,000 in the fourth quarter of fiscal year 2018 under the 2017 Omnibus Equity Plan, reflecting a par value of $0.001 per share of the Company’s common stock. As of March 31, 2019, there were no shares of stock available for awards under the 2017 Omnibus Equity Plan.

On October 19, 2018, the Company issued 5 million shares of its Common Stock to Mr. Chenliu pursuant to the InUnion Chain Ltd. Shares Transfer and IUN Digital Assets Investment Agreement entered into on June 22, 2018 between Digipay Fintech Limited (“Digipay”), a limited liability company incorporated in the British Virgin Islands and a wholly-owned subsidiary of the Company, Mr. Chenliu, an individual resident of Costa Rica, and InUnion Chain Ltd. (“InUnion”), a British Virgin Islands company wholly owned by Mr. Chenliu.

7.	Intangible Assets

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

DCON DigiPay Limited was incorporated in Japan in February, 2018 and 60% of DCON DigiPay Limited is owned by the Company. The Company has recognized this digital asset as an intangible asset at a total amount of the purchase price of $9,600,000, and amortized over 5 years with amortization of $480,000 for the three months ended March 31, 2019.

8.	Other Receivables

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

9.	Long-term Assets

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

10.	Discontinued Operation

The Company’s Huludao Wonder operation, a subsidiary which produces concentrated apple juice, has suffered continued operating losses since year 2014. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with EITF 03-13, the Company presented the operating results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Huludao in December 2016, and ceased the depreciation of the property in accordance with SFAS No. 144. Huludao Wonder additionally stopped payment of interest on the loan it borrowed during year 2016. The bank sued Huludao Wonder, the result was that according to the enforcement of the court, Huludao Wonder paid off its all owed long-term debt principal and interest due at the time of the settlement with its fixed assets in year 2018.

As of March 31, 2019, Huludao Wonder no longer incurred any income or expenses, and the Company believes there will not be any future significant cash flows from the discontinued operation, as the outstanding accounts receivable and accounts payable are immaterial to the Company’s financial position and liquidity.

11.	Segment Reporting

The Company operates in four segments starting from fiscal 2019: shared shopping mall membership fee, fruit related products, sales of goods and others. Our concentrated juice and juice beverages are primarily produced by the Company’s Jingyang factory.

Since the Company began transforming its lines of business, membership fees from the shared shopping mall and sales of goods through the shared shopping mall platform started to generate the main revenues for the Company, and became the more important business sections of the Company, while its traditional business section of seasonal fruit related products shrunk.

In March 31, 2019, the Company sold its fruit related products and other products mainly to domestic customers in the PRC.

Some of these product segments might not individually meet the quantitative thresholds for determining reportable segments and we determine the reportable segments based on the discrete financial information provided to the chief operating decision maker. The chief operating decision maker evaluates the results of each segment in assessing performance and allocating resources among the segments. Since there is an overlap of services provided and products manufactured between different subsidiaries of the Company, the Company does not allocate operating expenses and assets based on the product segments. Therefore, operating expenses and asset information by segment are not presented. Segment profit represents the gross profit of each reportable segment.

For the three months ended March 31, 2019 (in thousands, unaudited):

	Fruit Related Products	CCM Shopping Mall Membership	Sales of Goods	Others	Total
Reportable segment revenue	$36	$22	$157	$14	$229
Inter-segment loss	(14)	-	19	-	(33)
Revenue from external customers	22	22	138	14	196
Segment gross profit	$2	$20	$17	$14	$53

For the three months ended March 31, 2018 (in thousands, unaudited):

	Fruit Related Products	CCM Shopping Mall Membership	Sales of Goods	Others	Total
Reportable segment revenue	$609	$-	$-	$61	$670
Inter-segment loss	(108)	-	-	-	(108)
Revenue from external customers	501	-	-	61	562
Segment gross profit	$46	$-	$-	$17	$63

The following table reconciles reportable segment profit to the Company’s condensed consolidated loss before income tax provision for the three months ended March 31, 2019 and 2018: (in thousands)

	2019	2018
	(Unaudited)	(Unaudited)
Segment profit	$53	$63
Unallocated amounts:	-	-
Operating expenses	(1,564)	(2,843)
Other income	(168)	(453)
Loss before tax provision	$(1,679)	$(3,233)

12.	Commitments And Contingencies

Litigation

On June 29, 2015, SkyPeople China entered into a loan agreement with Beijing Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 30 million (approximately $4.36 million) from Beijing Bank. Hongke Xue, Yongke Xue and Xiujun Wang provided guarantees for the loan and Shaanxi Boai Medical Technology Development Co., Ltd. (“Shaanxi Boai”) provided certain real estate property as a pledge for the loan. SkyPeople China did not repay the loan on time and Beijing Bank filed an enforcement request with Xi’an Intermediate People's Court in June 2017. The Xi’an Intermediate People’s Court seized real estate properties pledged by Shaanxi Boai and Xiujun Wang. In November 2018, the Court sold the real estate property pledged by Xiujun Wang for RMB1,170,180. Because the real estate property is Xiujun Wang’s primary home, the Court allocated RMB 117,000 to Xiujun Wang as transition home leasing fee and deducted outstanding mortgage payments, and the remaining amount was delivered to Beijing Bank as the repayment. The Court has also made inquiries to Beijing Bank as to whether it is willing to accept the pledged real estate property of Shaanxi Boai as the repayment of the outstanding loan for the amount of RMB 27,932,300 (approximately $4.06 million) but Beijing Bank has refused to take the real property as repayment of the loan and the enforcement has been terminated by the Court.

On March 8, 2016, SkyPeople China entered into a loan agreement with Ningxia Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 25 million (approximately $3.63 million) from Ningxia Bank. Hongke Xue, Yongke Xue, Lake Chen, Shaanxi Boai Medical Technology Development Co., Ltd. and Shaanxi Qiyiwangguo provided guarantees for the loan. SkyPeople China also pledged 37 pieces of equipment and the related trademarks to Ningxia Bank for the loan. SkyPeople China has not repaid the loan and Ningxia Bank filed an enforcement action with Xi’an Intermediate people’s court in August 2017. The Court has frozen the assets of SkyPeople China that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by SkyPeople China for its business. In July 2018, Shaanxi Qiyiwangguo filed a petition to the Court and requested the termination of the enforcement action on the basis that its guarantee of the loan was not valid because the seal used on the guarantee agreement was not authentic and the guarantee was not approved by the shareholders of Shaanxi Qiyiwangguo. On Novermber 27, 2019, Shaanxi Qiyiwangguo withdrew its petition and the Court agreed to such withdrawal and there has been on other progress of this case.

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

In September 2014, two long term suppliers of pear, mulberry, and kiwi fruits to the Company requested that the Company provide guarantees for their loans with Cinda Shaanxi Branch. Considering the long term business relationship and to ensure the timely supply of raw materials, the Company agreed to provide guarantees on the value of the raw materials supplied to the Company. Because Cinda Shaanxi Branch is not a bank authorized to provide loans, it eventually provided financing to the two suppliers through the purchase of accounts receivables of the two suppliers with the Company. In July 2014, the parties entered into two agreements – an Accounts Receivables Purchase and Debt Restructure Agreement, and Guarantee Agreements for Accounts Receivables Purchase and Debt Restructure. Pursuant to the agreements, Cinda Shaanxi Branch agreed to provide a RMB 100 million credit line on a rolling basis to the two suppliers and the Company agreed to pay its accounts payables to the two suppliers directly to Cinda Shaanxi Branch and provided guarantees for the two suppliers. In April 2015, Cinda Shaanxi Branch stopped providing financing to the two suppliers and the two suppliers were unable to continue the supply of raw materials to the Company. Consequently, the Company stopped making any payment to Cinda Shaanxi Branch.

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

Upon the Court’s suggestion, the parties agreed to a settlement discussion in April 2017. As a part of the settlement discussion, on April 18, 2017, the Company withdrew its non-enforcement request from the Court without prejudice. Both parties are still in the process of settlement negotiations. If the parties cannot reach a settlement agreement, the Company has the right to refile the non-enforcement request with the Court. As the Company may still be liable for this loan, the Company recorded expenses and liability of $5.8 million as the result of these two enforcement proceedings in the third quarter of 2018.

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

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed another lawsuit with Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Guoweimei and SkyPeople China for repayment of leasing fee of RMB 84,970,959 (approximately $12.35 million) plus interest. In January 2014, Guoweimei and SkyPeople China (the “Equipment Lessees”) signed an Equipment Financial Lease Purchase Agreement with Cinda and an equipment supplier pursuant to which Cinda would provide funds to purchase equipment and the Equipment Lessees would lease the equipment from Cinda. Guoweimei pledged certain land use rights in Mei County to Cinda and Xi’an Hedetang and Hedetang Holding pledged their equities in Guoweimei to Cinda to secure the repayment. Mr. Hongke Xue also provided a personal guarantee for the payment of the leasing fee. Beijing Intermediate Court had two hearings of the case and on March 21, 2018 it ruled in favor of Cinda to the effect that SkyPeople China and Guoweimei shall pay leasing fees due in the amount of RMB 20,994,048 (approximately $3.05 million), as well as leasing fees not yet due in the amount of RMB 63,975,910 (approximately $9.30 million), plus attorney’s fees and expenses. Beijing Intermediate Court also ruled that Mr. Hongke Xue is jointly liable for the debt as the guarantor, and that Cinda has priority rights to the pledged land use rights in Mei County and the pledged equities of Guoweimei as well as the ownership of the leasing properties until the leasing fees are paid. SkyPeople China has appealed the decision to the Beijing Supreme Court. The Beijing Supreme Court rejected the appeal and upheld the original verdict on September 7, 2018. Currently, the case is under enforcement procedure and the seized properties are still owned by subsidiaries of SkyPeople China.

In April 2015, SkyPeople China entered into a loan agreement with Shaanxi Fangtian Decoration Co. Ltd. (“Fangtian”). Pursuant to the loan agreement, SkyPeople China borrowed RMB 3.5 million (approximately $508,780) from Fangtian. SkyPeople China has not repaid the loan and Fangtian filed a lawsuit with Xi’an Yanta District People’s Court (“Yanta District Court”). On August 10, 2017, Yanta District Court ruled against SkyPeople China and determined that SkyPeople China must repay the loan of RMB 3.5 million plus interest RMB of 402,500 (approximately $585,098). Fangtian has requested that the Yanta District Court enter into enforcement procedures for the case.

On May 4, 2015, SkyPeople China and Xi’an Branch of Shanghai Pudong Development Bank (SPD Bank Xi’an Branch) renewed a Working Capital Loan Contract and Repayment Schedule, according to which both parties agreed that SPD Bank Xi’an Branch loaned RMB 26.9 million (approximately $3.92 million) to SkyPeople China with a term of one year. On the signing date of the Loan Contract, Hongke Xue, Yongke Xue, Xiujun Wang and SPD Bank Xi’an Branch signed a Contract of Guaranty, guaranteeing the repayment of loan and undertaking joint liability. According to a Mortgage Contract of Maximum Amount signed between SkyPeople China and SPD Bank Xi’an Branch on April 2, 2013, SkyPeople China provided one of its real properties and land use rights as the pledge. But SkyPeople China failed to repay after SPD Bank Xi’an Branch issued the loan.

In October 2015, SPD Bank Xi’an Branch filed the enforcement request with the Intermediate Court of Xi’an and the Court has seized pledge real property and land use rights and equity ownership of SkyPeople China in Wonder Fruit and SkyPeople Suizhong. During the enforcement procedure, SPD Bank Xi’an Branch has transferred its creditor’s rights to China Huarong Asset Management Co., Ltd. (“China Huarong”). The Court changed the execution applicant to China Huarong on December 12, 2018. China Huarong had applied to the Court to evaluate the seized real property and land use rights. The valuation process has not yet been completed.

Shaanxi Guoweimei Kiwi Deep Processing Co. Ltd (“Guoweimei”), entered into a construction agreement with Shaanxi Fangyuan construction co., Ltd. (“Fangyuan”) in July, 2013. On October 8, 2018, Fangyuan filed a lawsuit and requested that Guoweimei pay a project construction fee plus penalty of RMB 56,323,403.93 (approximately $8.22 million). On June 10, 2019, Baoji Intermediate People's Court issued a verdict that Guoweimei just pay RMB41, 576,833.4 (approximately $6.07 million) plus penalty to Fangyuan, and Fangyuan will enjoy preferential right for the projects in processing zone of National Wholesale and Trading Center in Mei County for Kiwi Fruits developed by Guoweimei.

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

In January 2016 Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd (“Qiyiwangguo”) and Nanjing Bailuotong Logistics Services Co., Ltd (“Bailutong”) entered into a transportation agreement to ship fruit juices. Bailutong failed to deliver the juice products and held them after their expiration date. Qiyiwangguo filed a lawsuit against Bailutong with Zhouzhi county People’s Court, and the Court issue the verdict in February 2018 that: (1) the transportation contract between Qiyiwangguo and Bailutong was terminated; and (2) Bailutong owed RMB 203, 550.76 (approximately $29,715) to Qiyiwangguo for the loss of Qiyiwangguo. Bailutong appealed the case to Xi’an Intermediate People's Court. Xi’an Intermediate People's Court rejected the appeal and upheld the original verdict.

Qiyiwangguo entered into an agreement with Henan Huaxing Glass Co., Ltd. (“Huaxing”) in May 2014 for Huaxing to supply glass bottles to Qiyiwangguo. However, due to the disputes regarding the quality of products supplied by Huaxing, Qiyiwangguo did not pay the prices for certain glass bottles. In August 2017, Huaxing filed a lawsuit and the court ruled Qiyiwangguo was required to pay Huaxing RMB 203,742 (approximately $29,743) in July 2018. During the enforcement process, the parties reached a settlement agreement but Qiyiwangguo failed to pay the amount due and now the case is still in the court enforcement process.

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

In September 2017, Andrew Chien, a former consultant of SkyPeople China, brought a lawsuit against the Company and Mr. Hongke Xue in the District Court of Connecticut (the “Court”). The complaint was not properly served and the Company learned of the litigation in December 2017. In the complaint, Mr. Chien has made several claims, most of which attempt to hold the Company liable under novel legal theories that relate back to an alleged breach of a consulting agreement between SkyPeople China and Chien from August 2006. Mr. Chien claimed approximately $257,000 damages and interest plus 2% of the Company’s then-outstanding shares. Mr. Chien has unsuccessfully attempted to sue the Company on the breach of the same consulting agreement several times in the courts of Connecticut and New York, and these cases have been dismissed. The Company has filed a motion to dismiss (“MTD”) and all proceedings are stayed pending determination of the MTD. On August 31, 2018, the Court granted our MTD. On September 10, 2018, Mr. Chien filed a motion for reconsideration. On September 28, 2018, the Court denied Mr. Chien’s motion for reconsideration. On October 26, 2018, Mr. Chien appealed the case to the United States Court of Appeals for the Federal Second Circuit.  The appeal is fully briefed and presently awaiting decision. The Company will vigorously defend this lawsuit and expects to obtain early dismissal of Mr. Chien’s claims.

13.	Entry into a Material Definitive Agreement

On March 26, 2019, Future FinTech Group, Inc., a Florida corporation (the “Company”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Iliad Research and Trading, L.P., a Utah limited partnership (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser a Secured Convertible Promissory Note (the “Note”) in the principal amount of $1,070,000. The Purchaser purchased the Note with an original issue discount of $50,000, and the Company agreed to pay to the Purchaser $20,000 for fees and costs incurred by Purchaser in connection with the consummation of the Purchase Agreement. The Note was sold to the Purchaser pursuant to an exemption from registration under Regulation D, promulgated under the Securities Act of 1933, as amended. The purchase price for the Note will be paid by the Purchaser through an initial cash payment of $500,000 and the issuance of an Investor note to the Company with a one-year term and an interest rate of 8% (the “Investor Note”), which the Purchaser agrees to prepay in full upon the satisfaction of certain conditions for pledged shares and transfer agent instruction letter pursuant to the Investor Note and Purchase Agreement.

On May 2, 2019, the Company received the second cash payment of $503,817.92 after satisfying certain conditions for pledged shares as required in the Securities Purchase Agreement. Among which, $3,817.92 was interest income for the Company due to late payment past the agreed date by Iliad Research and Trading, L.P.

The Note bears interest at the rate of 8% per annum. All outstanding principal and accrued interest on the Note will become due and payable on March 26, 2020. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay a 125% of any amounts outstanding under the Note. Amounts outstanding under the Note may be converted at any time, at the Purchaser’s option, into shares of the Company’s common stock at a conversion price of $3.00 per share. During the term of the Note, the Company shall not, without the prior written consent of the Purchaser, enter into or effect certain fundamental business transactions. The Company has the option to redeem the Note at any time after the six month anniversary of the date when the purchase price is delivered to the Company. The Company’s obligations under the Note are secured by a pledge of 2,500,000 shares of the Company’s common stock by Mengyao Chan, an unrelated third party, in favor of the Purchaser.

14.	Subsequent Events

On May 16, 2019, the Board of the Directors (the “Board”) of Future FinTech Group Inc. (the “Company”) appointed Ms. Jing (Veronica) Chen as the Chief Financial Officer (“CFO”) of the Company.

Ms. Chen, age 53, served as the CFO of AnZhiXinCheng (Beijing) Technology Co., Ltd. from August, 2018 to May, 2019. From August, 2017 to July, 2018, Ms. Chen served as CFO of Beijing Logis Technology Development Co., Ltd., a company listed on The National Equities Exchange and Quotations Co., Ltd. of China which is a Chinese over-the-counter stock trading system. From June 2016 to July 2017, Ms. Chen served as Group Chief Financial Officer of Beijing AnWuYou Food Co., Ltd. Ms. Chen served as Chief Financial Officer Beijing DKI Investment Management Co., Ltd. from August, 2012 to May, 2016.

Ms. Chen received a degree of Doctor of Business Administration from Victoria University, Neuchatel, Switzerland in March 2008 and an MBA degree from City University of Seattle, Washington, U.S. in April 2000. Ms. Chen holds Fellow Membership of CPA Australia (FCPA), and Fellow Membership of the Association of International Accountants U.K. (FAIA). Ms. Chen is a Member of Chartered Institute of Management Accountants (CIMA), a Senior Member of International Financial Management (SIFM) accredited by Ministry of Human Resources and Social Security of PRC and a Certified Internal Control Professional granted by Internal Control Institute (ICI).

In connection with her appointment as CFO, the Company entered into an employment agreement (the “Agreement”) with Ms. Chen on May 21, 2019. The employment agreement provides that Ms. Chen will receive compensation in the amount of RMB 624,000 (approximately $90,620) per year after tax, payable monthly. The term of the employment agreement is for one year.

On September 18, 2019, SkyPeople Foods Holdings Limited, a company incorporated in the British Virgin Islands (“SkyPeople Foods”) and a wholly owned subsidiary of Future FinTech Group Inc. (the “Company”), entered into a Share Transfer Agreement (the “Agreement”) with New Continent International Co., Ltd., a company incorporated in the British Virgin Islands (the “Buyer”).  Pursuant to the terms of the Agreement, SkyPeople Foods will sell all of the issued and outstanding shares of HeDeTang Holdings (HK) Ltd. (“HeDeTang HK”), a wholly owned subsidiary of SkyPeople Foods, to the Buyer for a total of RMB 600,000, or approximately US$85,714 (the “Purchase Price”), which value is primarily derived from HeDeTang HK’s wholly-owned subsidiary HeDeJiaChuan Holdings Co., Ltd. and 73.41% owned subsidiary SkyPeople Juice Group Co., Ltd. (“SkyPeople China”). The Purchase Price was based upon the preliminary evaluation of HeDeTang HK and its subsidiaries by Shanxi Delixin Assets Evaluation Co., Ltd. (“ Shanxi Delixin”) If the final evaluation amount of HeDeTang HK and its subsidiaries by Shanxi Delixin is lower than or no more than 10% higher than the Purchase Price, the Parties agree there will be no change to the Purchase Price. If the final evaluation amount of HeDeTang HK and its subsidiaries by Shanxi Delixin is more than 10% higher than the Purchase Price, the Parties agree the final evaluation amount shall be the final purchase price. The closing of the above mentioned share transfer is subject to the approval by the shareholders of both parties and the approval by the shareholders of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2018 Form 10-K.

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

Overview of Our Business

We are an integrated producer of fruit-related products and blockchain based e-commerce company. We engage in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production cost and tightened environmental laws in China, the Company is transforming its business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology.

On January 22, 2019, the company formally launched GlobalKey SharedMall, also known as Chain Cloud Mall (CCM) v1.0, the real-name and membership-based blockchain shared shopping mall platform that integrates blockchain and internet technology and distinguishes itself by utilizing the automatic value distribution system of blockchain and sharing the value of the platform to all the participants in the system.

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

CCM's blockchain-powered QRO plan enables CCM to record every event or transaction on a distributed ledger and make the whole process traceable. CCM is adopting an unalterable anti-counterfeit code to be issued by the manufacturers, which can ensure the authenticity of products and directly link manufacturers with their targeted customers as a way of precision marketing.

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

The CCM shared shopping mall platform is designed to be a block-chain based shopping mall for merchants and goods, not the exchange of digital currencies, and it currently only accepts payment from credit cards, Alipay, and Wechat.

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

Currently, there are two kinds of membership programs, Diamond Elite and Silver Elite, with different membership Fees. The members are required to log onto Chain Cloud Mall (CCM) app or web portal in order to download some of their rewarding points each day. The member could download all his/her rewarding points if he/she log onto the app or web portal for at least 200 days within the membership valid period which is 365 days. Members must renew their membership before expiration to continue earning points and enjoy the discounts. A non-member user can purchase products from the platform but does not enjoy the above mentioned benefits.

Membership revenue is recognized when member registers and makes his/her first order on CCM app or web portal.

Membership benefits are as follows:

1)	Receive a merchandise gift package
2)	Exclusive discounts for merchandise sold on the Chain Cloud Mall (CCM) Web and App
3)	Receive CCM-Points upon a successful new member and product referral

CCM-Points can be used as coupons for the member’s future purchases on our app and website.

In order to promote our membership program, we currently allow our users to join the membership program by purchasing any merchandise of the equivalent value of the membership fee through our CCM app or website as an alternative to paying the upfront fixed membership fee.

CCM-Points can only be used as credits when making purchases on our platform, with one CCM Point representing RMB1.00. CCM-Points cannot be redeemed for cash. Members may transfer CCM Points to others.

From December 2018, the trial period of e-commerce platform launched until August 31, 2019, we received proceeds of RMB 8,854,890.39, approximately $1,238,701 for fixed membership fees and merchandise sales from 5,977 members with 6,086 orders. For the first quarter of 2019, we received total proceeds of RMB2,094,799, approximately $311,101 from 1,209 members with 1,226 orders.

For our fruit juice business, core products are (1) fruit juice concentrates, mainly including concentrated apple, pear, and kiwi juices; (2) fruit beverages, including pure fruit beverages and fruit cider beverages; and (3) other fruit-related products, including, for example, fresh fruits, vegetables and fructose. Our fruit juice business is highly seasonal and can be greatly affected by weather because of the seasonal nature of growing and harvesting of fruits and vegetables. From the beginning of year 2019, we classified the above products all into one category of fruit related products.

Our production line at the Shaanxi Qiyiwangguo factory can only produce puree and concentrated puree. We use the production line that produces concentrated apple and pear juice in the facility of the Jingyang branch of SkyPeople (China) to produce concentrated clear kiwifruit juice.

For the first quarter of 2019, sales of our fruit-related products represented 38% of our revenue, compared to sales of 89% in the same period of 2018.

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

The manufacturing process for fruit juice beverages involves further processing of fruit juice concentrates. Our fruit juice beverages are divided into two categories: pure fruit juice and fruit cider beverages. Currently we produce five flavors of fruit beverages in 236 ml glass bottles, 258 ml glass bottles, 280 ml glass bottles, 418 ml glass and 500 ml glass bottles, and BIB (bag in box) packages, including kiwifruit juice, mulberry juice, peach juice, pomegranate juice and fruit and vegetable juice. We also produce two flavors of lactobacillus fruit beverages in 268 ml glass bottles, including lactobacillus kiwifruit juice and lactobacillus mulberry juice, as well as three beverages with rich dietary fiber in 330 ml glass bottles, including kumquat and grapefruit juice, kiwifruit juice and mulberry juice. Our products are sold through distributors in stores.

Results of Operations

Comparison of Three Months ended March 31, 2019 and 2018:

Revenue

The following table presents our consolidated revenues for each of our main products and services for the three months ended March 31, 2019 and 2018, respectively (in thousands for the revenue):

	Three month ended March 31,		Change
	2019	2018	Amount	%
Fruit related products	$22	$501	$(479)	(96)%
CCM Shopping Mall Membership	22	-	22	100%
Sales of goods	138	-	138	100%
Others	14	61	(47)	77%
Total	$196	$562	$(365)	65%

The decrease in gross revenue for the three months ended March 31, 2019 was primarily due to decreased sales in our traditional main business section of fruit juice related products. Our new businesses, including CCM membership and sales of goods through e-commence platforms, are growing.

In the first quarter of year 2018, the Company operated in five segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages, and others. In the first quarter of year 2019, and in accordance with the Company’s new business strategy, the Company reclassified the concentrated apple juice and apple aroma, the concentrated kiwifruit juice and kiwifruit puree, the concentrated pear juice and the fruit juice beverages all into the category of fruit related products.

Sales from fruit related products decreased by 96% during the first quarter of 2019 primarily as a result of business transformation, which leads to decreased orders compared to the first quarter of 2018.

Furthermore, in the first quarter of 2019, the Company started to receive membership fees and sell products on its CCM e-commerce platform to its members or non-members, which is a brand new business section embodied in the Company’s current transformation. Therefore, revenue from segments of membership fees and sales of goods was a 100% change during the first quarter of 2019 compared to the same period of 2018.

Sales from our other products were $0.014 million and $0.061 million in the first quarters of 2019 and 2018, respectively. The segment of other products contains different products in first quarters of 2018 and 2019. In the first quarter of 2018, the Company’s other products included health care product and other by products, such as kiwifruit seeds, but in the first quarter of 2019, revenue from others were mainly attribute to leasing out a cold storage from a subsidiary of the Company to a third party.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended March 31, 2019 and 2018, respectively (in thousands for the gross profit):

	Three months ended March 31,
	2019		2018
	Gross profit	Gross margin	Gross profit	Gross margin
Fruit related products	$2	9%	$46	20%
CCM Shopping Mall Membership	20	90%	-	-
Sales of goods	17	12%	-	-
Others	14	100%	17	11%
Total/Overall (for gross margin)	$53	27%	$63	28%

The consolidated gross profit for the three months ended March 31, 2019 was $0.05 million, a decrease of $0.01 million, from $0.06 million for the same period of 2018, primarily due to a business transformation resulting in a decrease in total sales, but increased sales for new emerging business segments.

The gross profit of our fruit related products segment decreased to $0.002 million for the first quarter of 2019 from $0.05 for the same period of 2018, and the gross margin decreased from 20% to 9% because of the higher percentage for the fixed cost of production due to the lower production activities.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended March 31, 2019 and 2018, respectively: (in thousands)

	First quarter of 2019		First quarter of 2018
	Amount	% of revenue	Amount	% of revenue
General and administrative	$1,482	745%	$2,750	489%
Selling expenses	80	41%	93	17%
R&D expenses	24	12%	-	-
Impairment Loss	(23)	-12%	-	-
Total operating expenses	$1,564	797%	$2,843	506%

Operating expenses decreased $1.51 million for the three months ended March 31, 2019 compared to the corresponding period in 2018 primarily due to decrease in general and administrative expenses.

General and administrative expenses decreased to $1.48 million for the three months ended March 31, 2019, a decrease of $1.27 million as compared to the same period of 2018, mainly due to a decrease in depreciation cost of fixed assets and amortization. The Company recorded an impairment cost of fixed assets in fiscal year of 2018, which resulted in a lower depreciation expenses and amortization in the first quarter of 2019.

Selling expenses decreased $0.013 million for the three months ended March 31, 2019 as compared to the same period in 2018, mainly due to a decrease in the volume of sales.

The Company incurred $0.024 million in R&D expenses for the first quarter of year 2019 compared to $0 in the same period of 2018, mainly due to developing, testing, updating and maintaining a blockchain-based CCM Shared Shopping Mall and other related software systems.

Impairment loss was negative of $0.023 million for the three months ended March 31, 2019, and $0 for the same period in 2018 because of the resale of markdown inventories at the end year of 2018.

Other Income (Expense), Net

Other expenses of $0.17 million for the three months ended March 31, 2019, a decrease of $0.28 million as compared to the same period of 2018, primarily due to lower loan interest expenses incurred.

Interest expense decreased to $0.19 million, representing a decrease of $0.25 million during the three-month period ended March 31, 2019, as compared to interest expense of $0.45 million during the same period of 2018. The decrease was primarily due to our discontinued operation of Huludao Wonder paying back the principals of its bank loan by transferring its fixed asset to the bank in year 2018, resulting in lower interest expenses for the first quarter of 2019.

Income Tax

We did not have tax provision for the three months ended March 31, 2019 and 2018 as the Company suffered a loss in the first quarter of 2019 and 2018.

Non-controlling Interests

As of March 31, 2018, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo, and Hedetang Holding (HK) held a 73.42% interest in SkyPeople (China). TSD held a 26.36% interest in SkyPeople (China). Net income attributable to non-controlling interests decreased mainly due to the decrease in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Liquidity and Capital Resources

As of March 31, 2019, we had cash, cash equivalents and restricted cash of $0.51 million, an increase of $0.26 million, from $0.25 million as of December 31, 2018

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was negative $93.94 million, as of March 31, 2019, a decrease of $37.02 million from working capital of negative $56.92 million as of March 31, 2018, mainly due to a decrease in current assets. The Company revalued its accounts receivable including credit term and corresponding all its accounts receivables at the end of year 2018. Upon such revaluation, bad debt expense was increased, leading to a decrease of accounts receivable.

Off-balance sheet arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal interim financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective as of such date as identified in our internal control over financial reporting below.

Changes to Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On June 29, 2015, SkyPeople China entered into a loan agreement with Beijing Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 30 million (approximately $4.36 million) from Beijing Bank. Hongke Xue, Yongke Xue and Xiujun Wang provided guarantees for the loan and Shaanxi Boai Medical Technology Development Co., Ltd. (“Shaanxi Boai”) provided certain real estate property as a pledge for the loan. SkyPeople China did not repay the loan on time and Beijing Bank filed an enforcement request with Xi’an Intermediate People's Court in June 2017. The Xi’an Intermediate People’s Court seized real estate properties pledged by Shaanxi Boai and Xiujun Wang. In November 2018, the Court sold the real estate property pledged by Xiujun Wang for RMB1,170,180. Because the real estate property is Xiujun Wang’s primary home, the Court allocated RMB 117,000 to Xiujun Wang as transition home leasing fee and deducted outstanding mortgage payments, and the remaining amount was delivered to Beijing Bank as the repayment. The Court has also made inquiries to the Beijing Bank as to whether it is willing to accept the pledged real estate property of Shaanxi Boai as the repayment of the outstanding loan for the amount of RMB 27,932,300 (approximately $4.06 million) but Beijing Bank has refused to take the real property as repayment of the loan and the enforcement has been terminated by the Court.

On March 8, 2016, SkyPeople China entered into a loan agreement with Ningxia Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 25 million (approximately $3.63 million) from Ningxia Bank. Hongke Xue, Yongke Xue, Lake Chen, Shaanxi Boai Medical Technology Development Co., Ltd. and Shaanxi Qiyiwangguo provided guarantees for the loan. SkyPeople China also pledged 37 pieces of equipment and the related trademarks to Ningxia Bank for the loan. SkyPeople China has not repaid the loan and Ningxia Bank filed an enforcement action with Xi’an Intermediate people’s court in August 2017. The Court has frozen the assets of SkyPeople China that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by SkyPeople China for its business. In July 2018, Shaanxi Qiyiwangguo filed a petition to the Court and requested the termination of the enforcement action on the basis that its guarantee of the loan was not valid because the seal used on the guarantee agreement was not authentic and the guarantee was not approved by the shareholders of Shaanxi Qiyiwangguo. On Novermber 27, 2019, Shaanxi Qiyiwangguo withdrew its petition and the Court agreed to such withdrawal and there has been on other progress of this case.

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

In September 2014, two long term suppliers of pear, mulberry, and kiwi fruits to the Company requested that the Company provide guarantees for their loans with Cinda Shaanxi Branch. Considering the long term business relationship and to ensure the timely supply of raw materials, the Company agreed to provide guarantees on the value of the raw materials supplied to the Company. Because Cinda Shaanxi Branch is not a bank authorized to provide loans, it eventually provided financing to the two suppliers through the purchase of accounts receivables of the two suppliers with the Company. In July 2014, the parties entered into two agreements – an Accounts Receivables Purchase and Debt Restructure Agreement, and Guarantee Agreements for Accounts Receivables Purchase and Debt Restructure. Pursuant to the agreements, Cinda Shaanxi Branch agreed to provide a RMB 100 million credit line on a rolling basis to the two suppliers and the Company agreed to pay its accounts payables to the two suppliers directly to Cinda Shaanxi Branch and provided guarantees for the two suppliers. In April 2015, Cinda Shaanxi Branch stopped providing financing to the two suppliers and the two suppliers were unable to continue the supply of raw materials to the Company. Consequently, the Company stopped making any payment to Cinda Shaanxi Branch.

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

Upon the Court’s suggestion, the parties agreed to a settlement discussion in April 2017. As a part of the settlement discussion, on April 18, 2017, the Company withdrew its non-enforcement request from the Court without prejudice. Both parties are still in the process of settlement negotiations. If the parties cannot reach a settlement agreement, the Company has the right to refile the non-enforcement request with the Court. As the Company may still be liable for this loan, the Company recorded expenses and liability of $5.8 million as the result of these two enforcement proceedings in the third quarter of 2018.

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

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed another lawsuit with Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Guoweimei and SkyPeople China for repayment of leasing fee of RMB 84,970,959 (approximately $12.35 million) plus interest. In January 2014, Guoweimei and SkyPeople China (the “Equipment Lessees”) signed an Equipment Financial Lease Purchase Agreement with Cinda and an equipment supplier pursuant to which Cinda would provide funds to purchase equipment and the Equipment Lessees would lease the equipment from Cinda. Guoweimei pledged certain land use rights in Mei County to Cinda and Xi’an Hedetang and Hedetang Holding pledged their equities in Guoweimei to Cinda to secure the repayment. Mr. Hongke Xue also provided a personal guarantee for the payment of the leasing fee. Beijing Intermediate Court had two hearings of the case and on March 21, 2018, and it ruled in favor of Cinda to the effect that SkyPeople China and Guoweimei shall pay leasing fees due in the amount of RMB 20,994,048 (approximately $3.05 million), as well as leasing fees not yet due in the amount of RMB 63,975,910 (approximately $9.30 million), plus attorney’s fees and expenses. Beijing Intermediate Court also ruled that Mr. Hongke Xue is jointly liable for the debt as the guarantor, and that Cinda has priority rights to the pledged land use rights in Mei County and the pledged equities of Guoweimei as well as the ownership of the leasing properties until the leasing fees are paid. SkyPeople China has appealed the decision to the Beijing Supreme Court. The Beijing Supreme Court rejected the appeal and upheld the original verdict on September 7, 2018. Currently, the case is under enforcement procedure and the seized properties are still owned by subsidiaries of SkyPeople China.

In April 2015, SkyPeople China entered into a loan agreement with Shaanxi Fangtian Decoration Co. Ltd. (“Fangtian”). Pursuant to the loan agreement, SkyPeople China borrowed RMB 3.5 million (approximately $508,780) from Fangtian. SkyPeople China has not repaid the loan and Fangtian filed a lawsuit with Xi’an Yanta District People’s Court (“Yanta District Court”). On August 10, 2017, Yanta District Court ruled against SkyPeople China and determined that SkyPeople China must repay the loan of RMB 3.5 million plus interest RMB of 402,500 (approximately $585,098). Fangtian has requested that the Yanta District Court enter into enforcement procedures for the case.

On May 4, 2015, SkyPeople China and Xi’an Branch of Shanghai Pudong Development Bank (SPD Bank Xi’an Branch) renewed a Working Capital Loan Contract and Repayment Schedule, according to which both parties agreed that SPD Bank Xi’an Branch loaned RMB 26.9 million (approximately $3.92 million) to SkyPeople China with a term of one year. On the signing date of the Loan Contract, Hongke Xue, Yongke Xue, Xiujun Wang and SPD Bank Xi’an Branch signed a Contract of Guaranty, guaranteeing the repayment of loan and undertaking joint liability. According to a Mortgage Contract of Maximum Amount signed between SkyPeople China and SPD Bank Xi’an Branch on April 2, 2013, SkyPeople China provided one of its real properties and land use rights as the pledge. But SkyPeople China failed to repay after SPD Bank Xi’an Branch issued the loan.

In October 2015, SPD Bank Xi’an Branch filed the enforcement request with the Intermediate Court of Xi’an and the Court has seized pledge real property and land use rights and equity ownership of SkyPeople China in Wonder Fruit and SkyPeople Suizhong. During the enforcement procedure, SPD Bank Xi’an Branch has transferred its creditor’s rights to China Huarong Asset Management Co., Ltd. (“China Huarong”). The Court changed the execution applicant to China Huarong on December 12, 2018. China Huarong had applied to the Court to evaluate the seized real property and land use rights. The valuation process has not yet been completed.

Shaanxi Guoweimei Kiwi Deep Processing Co. Ltd (“Guoweimei”), entered into a construction agreement with Shaanxi Fangyuan construction co., Ltd. (“Fangyuan”) in July, 2013. On October 8, 2018, Fangyuan filed a lawsuit and requested that Guoweimei pay a project construction fee plus penalty of RMB 56,323,403.93 (approximately $8.22 million). On June 10, 2019, Baoji Intermediate People's Court issued a verdict that Guoweimei just pay RMB41, 576,833.4 (approximately $6.07 million) plus penalty to Fangyuan, and Fangyuan will enjoy preferential right for the projects in processing zone of National Wholesale and Trading Center in Mei County for Kiwi Fruits developed by Guoweimei.

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

In January 2016 Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd (“Qiyiwangguo”) and Nanjing Bailuotong Logistics Services Co., Ltd (“Bailutong”) entered into a transportation agreement to ship fruit juices. Bailutong failed to deliver the juice products and held them after their expiration date. Qiyiwangguo filed a lawsuit against Bailutong with Zhouzhi county People’s Court, and the Court issue the verdict in February 2018 that: (1) the transportation contract between Qiyiwangguo and Bailutong was terminated; and (2) Bailutong owed RMB 203, 550.76 (approximately $29,715) to Qiyiwangguo for the loss of Qiyiwangguo. Bailutong appealed the case to Xi’an Intermediate People's Court. Xi’an Intermediate People's Court rejected the appeal and upheld the original verdict.

Qiyiwangguo entered into an agreement with Henan Huaxing Glass Co., Ltd. (“Huaxing”) in May 2014 for Huaxing to supply glass bottles to Qiyiwangguo. However, due to the disputes regarding the quality of products supplied by Huaxing, Qiyiwangguo did not pay the prices for certain glass bottles. In August, 2017, Huaxing filed a lawsuit and the court ruled Qiyiwangguo was required to pay Huaxing RMB 203,742 (approximately $29,743) in July 2018. During the enforcement process, the parties reached a settlement agreement but Qiyiwangguo failed to pay the amount due and now the case is still in the court enforcement process.

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

In September 2017, Andrew Chien, a former consultant of SkyPeople China, brought a lawsuit against the Company and Mr. Hongke Xue in the District Court of Connecticut (the “Court”). The complaint was not properly served and the Company learned of the litigation in December 2017. In the complaint, Mr. Chien has made several claims, most of which attempt to hold the Company liable under novel legal theories that relate back to an alleged breach of a consulting agreement between SkyPeople China and Chien from August 2006. Mr. Chien claimed approximately $257,000 damages and interest plus 2% of the Company’s then-outstanding shares. Mr. Chien has unsuccessfully attempted to sue the Company on the breach of the same consulting agreement several times in the courts of Connecticut and New York, and these cases have been dismissed. The Company has filed a motion to dismiss (“MTD”) and all proceedings are stayed pending determination of the MTD. On August 31, 2018, the Court granted our MTD. On September 10, 2018, Mr. Chien filed a motion for reconsideration. On September 28, 2018, the Court denied Mr. Chien’s motion for reconsideration. On October 26, 2018, Mr. Chien appealed the case to the United States Court of Appeals for the Federal Second Circuit.  The appeal is fully briefed and presently awaiting decision. The Company will vigorously defend this lawsuit and expects to obtain early dismissal of Mr. Chien’s claims.

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
Yongke Xue
Chief Executive Officer
(Principal Executive Officer)
September 30, 2019

By:	/s/ JING CHEN
Jing Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)
September 30, 2019