Form 10-Q
period 2019-06-30
Future FinTech Group Inc.
filed 2019-09-30
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

86-29-8187 8277

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FTFT	Nasdaq Stock Market

Class	Outstanding at September 27, 2019
Common Stock, $0.001 par value per share	32,317,083

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FUTURE FINTECH GROUP INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$256,114	$253,804
Accounts receivable, net of allowance of $440,954 as of June 30, 2019 and $15,650,217 as of December 31, 2018, respectively	211,311	73,244
Other receivables	19,354,928	23,774,163
Inventories	346,027	63,017
Advances to suppliers and other current assets	257,183	-
TOTAL CURRENT ASSETS	20,425,563	24,164,227

PROPERTY, PLANT AND EQUIPMENT, NET	1,626,274	2,336,036
INTANGIBLE ASSETS	29,227,430	21,446,345
LONG TERM INVESTMENTS	15,000,000	15,000,000
TOTAL ASSETS	$66,279,267	$62,946,609

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$12,313,258	$11,054,290
Accrued expenses	90,231,168	99,131,073

Advances from customers	1,279,334	1,160,029
Short-term bank loans	6,318,436	5,828,185
TOTAL CURRENT LIABILITIES	110,142,196	117,173,578

NON-CURRENT LIABILITIES
Long-term debt	32,354,454	32,450,867

TOTAL NON-CURRENT LIABILITIES	32,354,454	32,450,867
TOTAL LIABILITIES	142,496,650	149,624,445

EQUITY
Future Fintech Group Inc., Stockholders’ equity
Common stock, $0.001 par value; 60,000,000 shares authorized and 31,667,083shares issued and outstanding as of June 30, 2019 and 60,000,000 shares authorized and 31,017,083 shares issued and outstanding as of December 31, 2018, respectively	31,667	31,017
Additional paid-in capital	115,335,406	105,737,256
Retained earnings	(191,710,152)	(188,085,680)
Accumulated other comprehensive loss	(3,769,461)	(8,961,549)
Total Future FinTech Group Inc. stockholders’ equity	(80,112,541)	(91,287,957)
Non-controlling interests	3,895,157	4,601,121
TOTAL EQUITY	(76,217,383)	(86,677,836)
TOTAL LIABILITIES AND EQUITY	$66,279,267	$62,946,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$279,710	$788,074	$475,005	$1,350,220
Cost of goods sold	146,602	615,390	288,922	1,114,950
Gross profit	133,108	172,684	186,083	235,270
Operating Expenses
General and administrative expenses	1,545,242	3,635,465	2,891,537	6,385,310
Selling expenses	509,475	13,061	589,026	106,544
R&D expenses	18,068	-	39,952	-
Impairment loss	(433)	-	(23,066)	-
Total operating expenses	2,072,352	3,648,526	3,497,448	6,491,854
Loss from operations	(1,939,244)	(3,475,842)	(3,311,365)	(6,256,584)

Other income (expense)
Interest income	3,977	(1,039)	4,019	(1,028)
		-		-
Interest expenses	(127,512)	(415,785)	(325,048)	(861,379)
Other expenses	(15,264)	(362)	7,922	(7,377)
Total other expenses	(138,799)	(417,186)	(313,107)	(869,784)

Loss before income tax	(2,078,043)	(3,893,028)	(3,624,472)	(7,126,368)
Income tax provision		-		-
Net loss	(2,078,043)	(3,893,028)	(3,624,472)	(7,126,368)
				-
Less: Net loss attributable to non-controlling interests	(382,318)	(444,992)	(705,963)	(935,977)

NET LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	(1,695,725)	(3,448,036)	(2,918,509)	(6,190,391)

Discontinued Operations (Note 10)
Income (loss) from discontinued operations	-	61	-	(49,510)
NET LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	(1,695,725)	(3,447,975)	(2,918,509)	(6,239,901)

Other comprehensive income (loss)
Foreign currency translation adjustment	5,757,890	(2,814,865)	5,192,088	(513,533)
Comprehensive income (loss)	3,679,848	(6,707,832)	1,567,616	(7,689,411)
Comprehensive income (loss) attributable to non-controlling interests	382,318	945,046	705,963	750,484
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	$4,062,166	$(5,762,786)	$2,273,579	$(6,938,927)

Loss per share:
Basic loss per share from continued operations	(0.05)	(0.23)	(0.09)	(0.41)
Basic loss per share from discontinued operations	-	-	-	-
Basic loss per share from net loss	(0.05)	(0.23)	(0.09)	(0.41)
Diluted loss per share:
Diluted loss per share from continued operations	(0.05)	(0.23)	(0.09)	(0.41)
Diluted loss per share from discontinued operations	-	-	-	-
Diluted loss per share from net income	(0.05)	(0.23)	(0.09)	(0.41)
Weighted average number of shares outstanding
Basic	31,174,818	15,097,512	31,174,818	15,097,512
Diluted	31,844,341	15,324,570	31,844,341	15,324,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,624,472)	$(6,239,901)
Adjustments to reconcile net loss to net cash provided by operating activities
Minority interest	-	935,977
Depreciation and amortization	720,962	2,085,857
Impairment loss	(485,602)	-

Changes in operating assets and liabilities
Accounts receivable	138,068	6,425,122
Other receivable	(4,419,235)	(1,600,648)
Advances to suppliers and other current assets	119,305	(2,939,867)
Inventories	283,010	(44,442)
Accounts payable	(1,258,968)	(7,757,105)
Accrued expenses	8,899,905	301,269
Income tax payable	-	1,577
Advances from customers	(119,305)	3,622,551
Net cash (used in) provided by operating activities	253,669	(5,209,610)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	-	(1,902)
	-	-
Net cash used in investing activities	-	(1,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock	-	155,952
Proceed of related party loans	503,818	-
Net cash provided by financing activities	503,818	155,952

Effect of change in exchange rate	759,797	862,911

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,310	(4,192,649)
Cash and cash equivalents, beginning of period	253,804	4,586,757
Cash and cash equivalents, end of period	$256,114	$394,108

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$-	$-
Equipment acquired by capital lease	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2019 and the results of operations and cash flows for the periods ended June 30, 2019 and 2018. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2019. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date.

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

The Company’s activities are principally conducted by subsidiaries operating in the PRC.

Organizational Structure

Current organizational structure is set forth in the diagram below:

(1)	Xi’an Qinmei Food Co., Ltd., an entity not affiliated with the Company, owns the remaining 8.85% of the equity interest in Shaanxi Qiyiwangguo.

(2)	Formerly known as Shaanxi Tianren Organic Food Co. Ltd.

(3)	Hedetang Foods Industry (Yidu) Co., Ltd. (“Foods Industry Yidu”), formerly known as SkyPeople Juice Group Yidu Orange Products Co., Ltd., was established on March 13, 2012. Its scope of business includes deep processing and sales of oranges.

(4)	Hedetang Agricultural Plantations (Yidu) Co., Ltd., formerly known as Hedetang Fruit Juice Beverages (Yidu) Co., Ltd., was established on March 13, 2012. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, farm products; fresh fruit picking; research, training and promotion of planting and breeding technology.

(5)	SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. was established on April 26, 2012. Its scope of business includes the initial processing, quick-freezing and sales of agricultural products and related by-products.

(6)	Hedetang Farm Products Trading Market (Mei County) Co., Ltd., formerly known as SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. (“Kiwi Fruit & Farm Products”) was established on April 19, 2013. Its scope of business includes preliminary processing of agricultural and subsidiary products, establishment of trading markets for agriculture products, and similar activities.

(7)	Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. was established on April 19, 2013. Its scope of business includes producing kiwi fruit juice, kiwi puree, cider beverages, and similar products.

(8)	Xi’an Hedetang Fruit Juice Beverages Co., Ltd. (“Xi’an Hedetang”) was established on March 31, 2014. Its scope of business includes the production and sales of fruit juice beverages. On August 10, 2017, it changed its name to Xi’an Hedetang Nutritious Food Research Institute Co., Ltd.

(9)	Xi’an Cornucopia International Co., Ltd. (“Cornucopia”) was established on July 2, 2014. Its scope of business includes the retail and wholesale of pre-packaged food.

(10)	Shaanxi Fruitee Fun Co., Ltd. (“Fruitee Fun”) was established on July 3, 2014. Its scope of business includes retail and wholesale of pre-packaged food. Shaanxi Fruitee Fun Co., Ltd. (also known as Shaanxi Guoweiduomei Beverage Co., Limited) changed its name to Hedetang Foods Industry (Xi’an) Co., Ltd. (“Foods Industry Xi’an”) on July 5, 2016. On June 6, 2017, it again changed its name to HedeJiachuan Foods (Xi’an) Co. Ltd.

(11)	Hedetang Holding Group Co., Ltd., formerly known as Hedetang Holding Co., Ltd., (“Hedetang Holding”) was established on July 21, 2014. Its scope of business includes corporate investment consulting, corporate management consulting, corporate image design and corporate marketing planning. On June 14, 2017, it changed its name to HedeJiachuan Holding Group Co. Ltd.

(12)	The Company acquired Huludao Wonder Co. Ltd. (“Huludao”) on September 10, 2008. Its scope of business mainly includes the manufacture and sale of concentrated fruit juice and fruit juice beverages.

(13)	The Company acquired Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) on November 25, 2009. Its scope of business mainly includes the manufacture of concentrated fruit juice.

(14)	Hedetang Foods Industry (Jingyang) Co., Ltd. (“Foods Industry Jingyang”) was established on September 7, 2016. Its scope of business includes processing, storage and sales of farm products, fruits, tea and snacks; as well as research and promotion of processing technology of organic agriculture, fruit industry and agricultural products.

(15)	HedeJiachuan Foods (Yichang) Co. Ltd (“Hedejiachuan Yichang”), formerly known as Hedetang Farm Products Trading Market (Yidu) Co., Ltd., and Hedetang Foods Industry (Yichang) Co., Ltd, was established on March 23, 2016. Its scope of business includes construction, operation, and property management of a farm products trading market; e-commerce services for farm products; and construction and operation management of an e-commerce information platform.

(16)	Yichang Old Orchard Modern Specialized Farmers Cooperatives Union (“Old Orchard”) was established on April 8, 2016. Its main business scope is the purchase, sales, trading and reprocessing of farm products, development of products for the union, introducing new technology and new plants, and technical training for union members.

(17)	The Company acquired Hedetang Foods (China) Co., Ltd. (“Hedetang Foods China”) on May 18, 2016 through the acquisition of DigiPay FinTech Limited (formerly known as Belking Foods Holdings Group Co., Ltd.), the 100% indirect shareholder of Hedetang Foods China, on the same date. It changed its name to China Agricultural Silkroad Finance Lease Ltd. on May 24, 2018. The scope of business of China Agricultural Silkroad Finance Lease Ltd. includes finance leasing; purchasing leased property domestically and abroad; commercial factoring related to its main businesses; residual value processing related to the leasing business and similar activities.

(18)	Hedetang Agricultural Plantations (Mei County) Co., Ltd. was established on September 2, 2016. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, Chinese herbal medicine, and farm products; fresh fruit picking; research, training and promotion of planting and breeding technology, development and training for E-commerce and online sales of agricultural and sideline products. On September 6, 2017, it changed its name to Shaanxi China Agricultural Silk Road Farm Products Trading Center Co., Ltd. On April 17, 2019, it changed its name to Chain Cloud Mall Logistics Center.

(19)	Hedetang Foods Industry (Zhouzhi) Co., Ltd. (“Foods Industry Zhouzhi”) was established on November 29, 2016. Its scope of business includes production, processing and sales of kiwifruit wine, juice, puree and beverages; storage and sales of fresh fruits; and import and export of a variety of products and technology.

(20)	Future FinTech (HongKong) Limited (“FinTech HK”), formerly known as Future World Trading (Hong Kong) and SkyPeople International Trading (HK) Limited, was first established on July 27, 2016. It mainly engages in the import and export of food products.

(21)	GlobalKey Supply Chain Limited, formerly known as Shaanxi Quangoutong E-commerce Inc., was acquired on May 27, 2017. Its main business scope includes computer hardware and software development and sales, electronic products and communication equipment, computer network engineering design, business information consultation, online sales and online marketing, and investment management.

(22)	Shaanxi Heying Trading Co. Ltd was established on December 17, 2009. Its main business scope includes the sales of pre-packaged food and bulk food; import and export of goods and technology; food technology research and development; business management and consulting, and corporate planning services.

(23)	Zhonglian Hengxin Assets Management Co., Ltd. (“Zhonglian Hengxin”) was established in Xi’an in 2017. Its main business scope includes asset management (except for financial, securities, futures and other restricted items); asset acquisition, asset disposal and asset operation (except for financial, securities, futures and other restricted items); planning and advisory for corporate restructure and merger and acquisition; equity and real estate investment (no public offerings, restricted to investment through assets of the company itself ); financial business process outsourcing entrusted by financial institutions; financial information technology outsourcing entrusted by financial institutions; financial knowledge process outsourcing. Businesses that require approval by government agencies shall only operate within the scope of such approval.

(24)	Shenzhen Hedetang Industrial Co., Ltd. (“Shenzhen Hedetang”) was established on September 29, 2017. Its main business scope includes industrial projects (specific items to be declared separately); domestic trade; and import and export businesses.

(25)	DigiPay FinTech Limited (“DigiPay FinTech”), formerly known as Belking Foods Holdings Group Co., Ltd., was established on May 3, 2016.

(26)	QR (HK) Limiter (“QR HK”), formerly known as GlobalKey Holdings Limited, was established on January 13, 2012 and its name was changed on October 23, 2018. It was established mainly to engage in the import and export of food products.

(27)	DCON DigiPay Limited (“DCON DigiPay”) was established on February 5, 2018 in Tokyo, Japan. Its main business scope includes the development and marketing of a blockchain based payment system, computer software, asset management consulting, and business consulting.

(28)	Future Digital FinTech (Xi’an) Co., Ltd. (“FinTech (Xi’an)”) was established on February 9, 2018 in Xi’an. Its main business scope includes software development and marketing, information consulting services, and financial information technology development.

(29)	GlobalKey SharedMall Limited (“GlobalKey SharedMall”) was established on March 6, 2018 in the Cayman Islands. Its main business scope includes an online trading and shopping platform for fresh fruits, juices and other products and services, using blockchain technology.

(30)	Chain Future Digital Tech (Beijing) Co., Ltd, (“Chain Future”) was established on July 10, 2018. Its main business scope includes technical services and technology transfer, development, promotion and consultation; wholesale of computers, software and auxiliary equipment, electronic products, and other related products. This company focuses its business on acting as an accelerator for blockchain projects and it provides basic support including technical support, whitepaper editing, solution design and financial management services for its clients. Its business also includes training and cultivating technicians for blockchain projects, providing consultation services regarding cryptocurrency exchanges and token listing matters, as well as marketing-related services.

(31)	Chain Future Digital Tech (Tianjin) Co. Ltd, (“Chain Future Tianjin”) was established on November 12, 2018. Its main business scope includes digital technology development, technology transfer, technical consultation and technical services; business incubation services; development and sales of software technology; computer system integration services; company management consulting; financial information consulting; computer system technology services, basic software, application software; exhibition services; meeting services; and advertisement business. Its business also includes training and cultivating technicians for blockchain projects, providing consultation services regarding cryptocurrency exchanges and token listing matters, as well as marketing-related services.

(32)	The company acquired 19.88% of the shares of Hedetang Holdings (Shenzhen) Co., Limited which is a NEEQ listed company, through Shenzhen Hedetang Industrial Co., Ltd on March 26, 2018. The business scope of Hedetang Holdings (Shenzhen) Limited is information consultation (excluding restricted projects and talent intermediary services); import and export business (except for the items prohibited by law or administrative regulations of the state council; and restricted items can only be operated after obtaining permission); venture capital business; business information consulting, financial, investment and enterprise management consulting (the above items do not include restricted items); research and development of prepackaged food and health food, pre-packaged food, health food production and sales; and information service business (internet information service business only).

(33)	SkyPeople Foods Holdings Limited established in British Virgin Island in 2011. Its main business scope includes trading, and import and export of food products.

(34)	HeDeTang Holdings (HK) Ltd. incorporated in Hong Kong, China in 2007. Its main business scope includes the research and development of food packages, food production techniques; and the research and development of technique consultancy and transferring.

(35)	Digital Online Marketing Limited established in British Virgin Island in 2011. Its main business scope includes trading consultancy, corporation management, software development and marketing, and information consulting services.

(36)	GlobalKey Network Technology (Tianjin) Co., Ltd. which name was changed to Chain Cloud Mall (CCM) Network and Technology (Tianjin) Co., Ltd, was established in January 2019. Its main business scope includes blockchain technology development and services, consultation and transfer; encryption technology, digital integral system technology, e-commerce platform technology development, and similar services.

(37)	GloblalKey Network and Technology (Beijing) Co., Ltd was established on March 20, 2018. Its main business scope is technology services, development, consultation, transfer and technology popularization; technology import and export, serving as agent for import and export, and import and export of goods.

(38)	Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. was established on April 4, 2019 by Mr. Zeyao Xue and Kai Xu and it is a variable interest entity of the Company. Its main business scope is sale of products through e-commerce. Mr. Zeyao Xue is a major shareholder of the Company and the son of Mr. Yongke Xue, our Chairman and Chief Executive Officer. Mr. Kai Xu is the Chief Operating Officer of the Company.

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

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of SkyPeople (China), Food Industry Yidu,, Agriculture Plantation Yidu, Yingkou , Huludao Wonder, Yichang Odd Orchard, Xi’an Cornucopia, Shaanxi Qiyiwangguo, Shaanxi Heying, Food Industry Jingyang,, Foods Industry Zhouzhi, Hedetang Holding, Hedetang Research,, SkyPeople Suizhong, Hedejiachuan Yichang, Guo Wei Mei, HeDeJiaChuan Foods Xi’an,Shenzhen Hedetang, Dcon Digipay, FinTech HK, Hedetang Foods China, Agricultural Silkroad, Agricultural Plantation Mei County Trading Market Yidu, Trading Market Mei County, Hedetang Plantations, GlobalKey Supply Chain Limited, Zhonglian Hengxin, FinTech (Xi’an), and Chain Future (Tianjin), and China Future (Beijing), all of which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP. All significant inter-company accounts and transactions have been eliminated.

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

For the first half year of 2019, the Company started to recognize its revenue for the new business section of blockchain based e-commerce platform.

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $0.007 million and $0.20 million for the three months ended June 30, 2019 and 2018, respectively; $0.01 million and $0.33 million for the six months ended June 30, 2019 and 2018, respectively; are reported in the Consolidated Statements of Income and Comprehensive Income (Expense) as a component of selling expenses.

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

3.	Inventories

Inventories by major categories are summarized as follows: (in thousands)

	June 30, 2019 (Unaudited)	December 31, 2018 (Audited)

Raw materials and packaging	$135	$25
Finished goods	211	38
Inventories	$346	$63

4.	Related Party Transaction

Sales to related parties

The Company did not have any sales to related parties for the six months ended June 30, 2019 and 2018, respectively. The accounts receivable balances for such transactions were nil as of June 30, 2019 and December 31, 2018, respectively.

5.	Concentrations

(1)	Concentration of customers

Sales to our five largest customers accounted for approximately 12% and 100% of our net sales during the six months ended June 30, 2019 and 2018, respectively. There was no single customer representing over 10% of total sales for the six months ended June 30, 2019. There was one customer representing over 10% of total sales for the six months ended June 30, 2018.

Sales to our five largest customers accounted for approximately 5% and 100% of our net sales during the three months ended June 30, 2019 and 2018, respectively. There was one single customer representing over 10% of total sales for the three months ended June 30, 2019 and 2018, respectively.

(2)	Concentration of suppliers

Purchases from our five largest suppliers accounted for approximately 11% and 91% for the six months ended June 30, 2019 and ended June 30, 2018, respectively.

During the three months ended June 30, 2019, no supplier accounted for over 10% of our purchases, During the three months ended June 30, 2018, top 4 suppliers accounted for 93% of our purchases, respectively.

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

As of June 30, 2019, there were no shares of stock available for awards under the 2011 Stock Incentive Plan.

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

The Company’s 2015 Omnibus Equity Plan permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 250,000 shares of Common Stock. As of June 30, 2019, there were no shares of stock available for awards under the 2015 Stock Incentive Plan.

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

The Company recorded an expense of $13,000 in the fourth quarter of fiscal year 2018 under the 2017 Omnibus Equity Plan, reflecting a par value of $0.001 per share of the Company’s common stock. As of June 30, 2019, there were no shares of stock available for awards under the 2017 Omnibus Equity Plan.

On October 19, 2018, the Company issued 5 million shares of its Common Stock to Mr. Chenliu pursuant to the InUnion Chain Ltd. Shares Transfer and IUN Digital Assets Investment Agreement entered into on June 22, 2018 between Digipay Fintech Limited (“Digipay”), a limited liability company incorporated in the British Virgin Islands and a wholly-owned subsidiary of the Company, Mr. Chenliu, an individual resident of Costa Rica, and InUnion Chain Ltd. (“InUnion”), a British Virgin Islands company wholly owned by Mr. Chenliu

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

DCON DigiPay Limited was incorporated in Japan and 60% owned by the Company. The Company has recognized this digital asset as an intangible asset at a total amount of the purchase price of $9,600,000, and amortized over 5 years, with amortization of $960,000 for the six months ended June 30, 2019.

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

As of June 30, 2019, Huludao Wonder no longer incurred any income or expenses, and the Company believes there will not be any future significant cash flows from the discontinued operation, as the outstanding accounts receivable and accounts payable are immaterial to the Company’s financial position and liquidity.

11.	Segment Reporting

The Company operates in four segments starting from fiscal 2019: shared shopping mall membership fee, fruit related products, sales of goods and others. Our concentrated juice and juice beverages are primarily produced by the Company’s Jingyang factory.

In compliance with the Company’s business transformation strategy, membership fee from shared shopping mall, sales of goods through shared shopping mall platform started to generate the main revenues for the Company and became the more important business sections of the Company from year 2019, while its traditional business section of seasonal fruit related products continued to shrink in the second quarter of year 2019.

In June 30, 2019, the Company sold its fruit related products and other products mainly to domestic customers in the PRC.

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

For the three months ended June 30, 2019 (in thousands, unaudited):

	Fruit Related Products	CCM Shopping Mall Membership	Sales of Goods	Others	Total
Reportable segment revenue	$213	$109	$307	$-	$629
Inter-segment loss	190	-	159	-	349
Revenue from external customers	23	109	148	-	280
Segment gross profit	$-	$97	$35	$-	$133

For the three months ended June 31, 2018 (in thousands, unaudited):

	Fruit Related Products	CCM Shopping Mall Membership	Sales of Goods	Others	Total
Reportable segment revenue	$1,053	$-	$-	$32	$1,085
Inter-segment loss	(295)	-	-	(2)	(297)
Revenue from external customers	758	-	-	30	788
Segment gross profit	$156	$-	$-	$17	$173

For the six months ended June 30, 2019 (in thousands, unaudited):

	Fruit Related Products	CCM Shopping Mall Membership	Sales of Goods	Others	Total
Reportable segment revenue	$248	$131	$465	$14	$858
Inter-segment loss	204	-	179	-	383
Revenue from external customers	44	131	286	14	475
Segment gross profit	$1	$118	$53	$14	$186

For the six months ended June 30, 2018 (in thousands, unaudited)

	Fruit Related Products	CCM Shopping Mall Membership	Sales of Goods	Others	Total
Reportable segment revenue	$1,691	$-	$-	$93	$1,755
Inter-segment loss	(432)	-	-	(2)	(405)
Revenue from external customers	1,259	-	-	91	1,350
Segment gross profit	$202	$-	$-	$33	$235

The following table reconciles reportable segment profit to the Company’s condensed consolidated income before income tax provision for the three months ended June 30, 2019 and 2018: (in thousands)

	2019	2018
Segment profit	$133	$235
Unallocated amounts:	-	-
Operating expenses	(2,072)	(5,328)
Other expenses	(139)	(871)
Loss before tax provision	$(2,078)	$(6,198)

12.	Commitments And Contingencies

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

On September 18, 2019, SkyPeople Foods Holdings Limited, a company incorporated in the British Virgin Islands (“SkyPeople Foods”) and a wholly owned subsidiary of Future FinTech Group Inc. (the “Company”), entered into a Share Transfer Agreement (the “Agreement”) with New Continent International Co., Ltd., a company incorporated in the British Virgin Islands (the “Buyer”).  Pursuant to the terms of the Agreement, SkyPeople Foods will sell all of the issued and outstanding shares of HeDeTang Holdings (HK) Ltd. (“HeDeTang HK”), a wholly owned subsidiary of SkyPeople Foods, to the Buyer for a total of RMB 600,000, or approximately US$85,714 (the “Purchase Price”), which value is primarily derived from HeDeTang HK’s wholly-owned subsidiary HeDeJiaChuan Holdings Co., Ltd. and 73.41% owned subsidiary SkyPeople Juice Group Co., Ltd. (“SkyPeople China”). The Purchase Price was based upon the preliminary evaluation of HeDeTang HK and its subsidiaries by Shanxi Delixin Assets Evaluation Co., Ltd.(“ Shanxi Delixin”) If the final evaluation amount of HeDeTang HK and its subsidiaries by Shanxi Delixin is lower than or no more than 10% higher than the Purchase Price, the Parties agree there will be no change to the Purchase Price. If the final evaluation amount of HeDeTang HK and its subsidiaries by Shanxi Delixin is more than 10% higher than the Purchase Price, the Parties agree the final evaluation amount shall be the final purchase price. The closing of the above mentioned share transfer is subject to the approval by the shareholders of both parties and the approval by the shareholders of the Company.

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

From December 2018, the trial period of e-commerce platform launched until August 31, 2019, we received proceeds of RMB 8,854,890, approximately $1,238,701 from the fixed membership fees and merchandise sales with 5,977 members and 6,086 orders. From January 1 to June 30, 2019, we received proceeds of RMB 6,587,949, approximately $958,289 from 3,850 members with 3,898 orders. For the three months ended June 30, 2019, we received RMB 4,493,150, approximately $653,578 proceeds from 2,641 members with 2,672 orders.

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

For the second quarter of 2019, sales of our fruit-related products represented 8% of our revenue, compared to sales of 96%, respectively, for the same period in 2018.

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

Results of Operations

Comparison of Three Months ended June 30, 2019 and 2018:

Revenue

The following table presents our consolidated revenues for each of our main products and services for the three months ended June 30, 2019 and 2018, respectively (in thousands for the revenue):

	Three months ended June 30,		Change
	2019	2018	Amount	%
Fruit related products	$23	$758	$(735)	97%
CCM Shopping Mall Membership	109	-	109	100%
Sales of goods	148	-	148	100%
Others	-	30	(30)	100%
Total	$280	$788	$(508)	65%

Sales for the three months ended June 30, 2019 were $0.28 million, a decrease of $0.51 million, when compared to sales for the same period of the prior year. As a percentage, sales decreased by 65% for the three months ended June 30, 2019, compared to total net sales for the same period of the prior year.

The decrease in gross revenue for the three months ended June 30, 2019 was primarily due to decreased sales in our traditional main business section of fruit juice related products, which decreased from $0.76 million to $0.02million. Our new businesses, including CCM membership, sales of goods through e-commence platforms are at growing stage.

In the second quarter of year 2018, the Company operated in five segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages, and others. In the beginning of year 2019, and in accordance with the Company’s new business strategy, the Company reclassified the concentrated apple juice and apple aroma, the concentrated kiwifruit juice and kiwifruit puree, the concentrated pear juice and the fruit juice beverages all into the category of fruit related products.

Sales from fruit related products decreased by 97% during the second quarter of 2019 primarily as a result of business transformation, which leads to decreased productions compared with the second quarter of 2018.

Furthermore, in the first quarter of 2019, the Company started to receive membership fees and sell products on its CCM e-commerce platform to its members or non-members, which is a brand new business section embodied in the Company’s current transformation. Therefore, revenue from segments of membership fees and sales of goods was a 100% change during the second quarter of 2019 comparing to the same period of 2018.

Sales from our other products were $ 0 and $0.03 million for the second quarter of 2019 and 2018, respectively. The segment of other products contains different products in year 2018 and 2019. In the second quarter of 2018, the Company’s other products included health care product and other by products, such as kiwifruit seeds, but in the second quarter of 2019, there was no revenue from others.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margins, which is gross profit as a percentage of the related revenues, for the three months ended June 30, 2019 and 2018, respectively (in thousands for the gross profit):

	Three months ended June 30,
	2019		2018
	Gross profit	Gross margin	Gross profit	Gross margin
Fruit related products	$0.8	4%	$156	15%
CCM Shopping Mall Membership	97	90%	-	-
Sales of goods	35	23%	-	-
Others	-	-	17	50%
Total/Overall (for gross margin)	$133	48%	$173	47%

The consolidated gross profit for the three months ended June 30, 2019 was $0.13 million, a decrease of $0.04 million, from $0.17 million for the same period of 2018, primarily due to different comparable basis as a result of business transformation. Because of decreased sales in fruit related products, gross profit decreased to $0.0008 million for the three months ended June 30, 2019 from $0.16million for the same period in 2018, and the percentage of change was over 99%. CCM shopping mall membership and sales of good were new business section, so there was 100% change in gross profit, with total amount of $0.13million for the three months ended June 30, 2019 compared to $0 for the same period of 2018. The gross profit margin of our fruit related products decreased from 15% for the three months ended June 30, 2018, to 4% for the same period of 2019. The decrease of gross margin of fruit related product was primarily due to a decrease in production, which resulted in a higher ratio of fixed expenses to the unit cost of our products.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended June 30, 2019 and 2018, respectively: (in thousands)

	Second quarter of 2019		Second quarter of 2018
	Amount	% of revenue	Amount	% of revenue
General and administrative	$1,545	552%	$2,272	288%
Selling expenses	509	182%	448	57%
R & D expenses	18	6%	-	-
Impairment loss	(433)	0%	-	-
Total operating expenses	$2,072	741%	$2,719,530	345%

Operating expenses decreased for the three months ended June 30, 2019 compared to the corresponding period in 2018, mainly due to a decrease in general and administrative expenses.

General and administrative expenses decreased by $0.73 million, or 32%, from $2.27 million to $1.55 million for the three months ended June 30, 2019 compared to the same period of last fiscal year, mainly due to a decrease in depreciation of fixed assets and amortization of intangible assets in the second quarter of 2019 as compared to the same period of 2018. The Company recorded an impairment expenses of approximately $26 million related with its fixed assets and $12 million related with its intangible assets in the end of year 2018, which resulted in a lower depreciation expenses and amortization cost in the second quarter of 2019.

Selling expenses increased by $0.06 million, or 14%, from $0.45 million to $0.51 million for the three months ended June 30, 2019 as compared to the same period in 2018, mainly due to an increase in promotion costs for our new business section.

Other Income (Expense), Net

Other expenses, net were $138,799 and $418,233 for the three months ended June 30, 2019 and 2018, respectively. The decrease in other expenses was mainly due to a decrease in interest expense. Interest expense decreased from $415,785 for the second quarter of 2018 to $127,512 for the same period of 2019, representing a decrease of $288,273, primarily due to lower interest expenses on our bank loans as a result of settlement of bank loan by a subsidiary.

Income Tax

We did not generate any income tax as we suffered a loss in the second quarter of 2019.

Non-controlling Interests

As of June 30, 2019, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo, and Hedetang Holding (HK) held a 73.42% interest in SkyPeople (China). TSD held a 26.36% interest in SkyPeople (China). Net income attributable to non-controlling interests increased mainly due to the increase in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Comparison of Six Months ended June 30, 2019 and 2018:

Revenue

The following table presents our consolidated revenues for each of our main products and services for the six months ended June 30, 2019 and 2018, respectively (in thousands for the revenue):

	Six months ended June 30		Change
	2019	2018	Amount	%
Fruit related products	$44	$1,259	$(1,215)	97%
CCM Shopping Mall Membership	131	-	131	100%
Sales of goods	286	-	286	100%
Others	14	91	(77)	85%
Total	$475	$1,350	$(875)	65%

Sales for the six months ended June 30, 2019 were $0.48 million, a decrease of $0.88 million, as compared to sales for the same period of the prior year. As a percentage, sales decreased by 65% for the six months ended June 30, 2019, when compared to total sales for the same period of the prior year.

The decrease in gross revenue for the six months ended June 30, 2019 was primarily due to decreased sales in our traditional main business section of fruit juice related products, from total $1.26 million to $0.04 million for the half year of 2018 and 2019. Our new businesses, including CCM membership, sales of goods through e-commence platform are currently all operating smoothly well under expectation.

Sales from fruit related products decreased by 97% during the first half of 2019 primarily as a result of business transformation that the company focused on its new business section, which leaded to decreased production of fruit related products as well as orders compared with the same period of 2018.

Furthermore, business segments of CCM membership and sales of goods were brand new section from the beginning of year 2019, thus there were 100% change in these two revenue field during for the six months ended June 30, 2019 and 2018.

Sales from our other products were $ 0.01 and $0.09 million for the six months ended June 30, 2019 and 2018 respectively. The segment of other products contains different products in year 2018 and 2019. For the first half of year 2018, the Company’s other products included health care product and other by products, such as kiwifruit seeds, but for the same period of 2019, revenue from others were mainly attribute to leasing out a cold storage from a subsidiary.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the six months ended June 30, 2019 and 2018, respectively (in thousands for the gross profit):

	Six months ended June 30,
	2019		2018
	Gross profit	Gross margin	Gross profit	Gross margin
Fruit related products	$14	6%	$202	14%
CCM Shopping Mall Membership	118	90%	-	-%
Sales of goods	53	18%	-	-%
Others	14	100%	33	53%
Total/Overall (for gross margin)	$186	39%	$235	17%

The consolidated gross profit for the six months ended June 30, 2019 was $0.19 million, a decrease of $0.05 million, from $0.23 million for the same period of 2018, primarily due to a decrease in sales volumes so as revenue for the reasons discussed above. However, the gross profit from our new business of CCM membership compensated the decreased gross profit from fruit related products. Gross profit for fruit related products for the six months ended June 30, 2019 was $0.014 million, a decrease of $0.19 million or 93%, compared to $0.20 million for the same period in 2018. Our new business section of CCM membership and sales of goods were $0.17 million for the 6 months ended June 30, 2019, an increase of 100%, compared to the same period in 2018. For the six months ended June 30, 2019, gross profit from others was from leasing out cold storage while for the six months ended June 30, 2018, gross profit from others was from fruit related by-products, such as kiwi fruit seeds.  The gross profit margin of our fruit related products decreased from 14% for the three months ended June 30, 2018, to 6% for the same period of 2019. The decrease of gross margin of fruit related product was primarily due to a decrease in production, which resulted in a higher ratio of fixed expenses to the unit cost of our products.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the six months ended June 30, 2019 and 2018, respectively (in thousands)

	First half of 2019		First half of 2018
	Amount	% of revenue	Amount	% of revenue
General and administrative	$2,896	609%	$5,022	372%
Selling expenses	589	124%	541	40%
R & D expenses	40	8%	-	-
Impairment loss	(23)	5%	-	-
Total operating expenses	$3,497	736%	$5,563	412%

Operating expenses was $3.50 million and $5.56 million for the six months ended June 30, 2019 and June 30, 2018, respectively, a decrease of $2.1 million, mainly due to a decrease in general and administrative expenses.

General and administrative expenses decreased by $2.14 million, or 42%, from $5.02 million to $2.90 million for the six months ended June 30, 2019 compared to the same period of the last fiscal year. The decrease was mainly due to a decrease in depreciation cost of fixed assets and amortization of land use right in the six months ended June 30, 2019 as compared to the same period of 2018. The Company recorded an impairment cost of approximately $26 million related with its fixed assets and $12 million related with its intangible assets in the end of year 2018, which resulted in a lower depreciation and amortization expenses six months ended June 30, 2019.

Selling expenses slightly increased from $0.54 million for the six months ended June 30, 2018 to $0.59 million for the same period in 2018, mainly due to an increase in promotion expenses for our new business marketing.

Other Income (Expense), Net

Other expenses, net were $0.31 million for the six months ended June 30, 2019 and other expenses, net were $0.87 million for the same period of 2018. The decrease in other expenses for the six months ended June 30, 2019 was mainly due to a decrease in interest expenses and foreign exchange loss. The decrease of interest expenses was primarily due to our discontinued operation of Huludao Wonder settled its bank loan with its fixed asset in year 2018, resulting in a lower interest expenses for the six month ended June 30, 2019. Furthermore, during the six month ended six month ended June 30 2018, we sale our products to both domestic and overseas market, but six month ended June 30, 2019, we mainly focused on domestic market, so that resulting in less exchange loss and bank charges.

Income Tax

Our provision for income taxes were both $0 for the six months ended June 30, 2019 and June 30, 2018, respectively. As all of our subsidiaries suffered a loss for the six months ended June 30, 2019, we did not accrue any income tax expenses in our book.

Non-controlling Interests

As of June 30, 2019, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo, and Hedetang Holding (HK) held a 73.42% interest in SkyPeople (China). TSD held a 26.36% interest in SkyPeople (China). Net income attributable to non-controlling interests increased mainly due to the increase in the net income generated from Shaanxi Qiyiwangguo and SkyPeople (China).

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $0.26 million, an increase of $2,310, as of December 31, 2018.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was negative $90 million as of June 30, 2019, a decrease of $32 million from working capital of negative $58 million as of June 30, 2018, mainly due to decreased current assets. The amount of receivables net of allowance was $19millionand $40million as of June 30, 2019 and 2018, respectively, such big variance was due to the Company revalued its accounts receivable including credit terms and corresponding all its accounts receivables at the end of year 2018. Upon such revaluation, bad debt expense was increased, leading to a decrease of accounts receivable.

However, our accrued expenses decrease from $99.13 million to $90.23 million, a decrease of $8.90 million, as of June 30, 2019 and 2018, respectively. As we are moving towards to a new business field, revenue from fruit related product decreased dramatically as well as production during the six months ended June 30, 2019, less accrued expenses were incurred such as employee wages and other payables due to reduced and discontinued production of the factory.

During the six months ended June 30, 2019, we had no investing activities used net cash as compared to $0.10 million in the same period of 2018. Also, during the six months ended June 30, 2019 and same period of 2018, our financing activities generated net cash inflow were $0 and $0.20 million, respectively.

Off-balance sheet arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal interim financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective as of such date as identified in our internal control over financial reporting.

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

Qiyiwangguo entered into an agreement with Henan Huaxing Glass Co., Ltd. (“Huaxing”) in May 2014 for Huaxing to supply glass bottles to Qiyiwangguo. However, due to the disputes regarding the quality of products supplied by Huaxing, Qiyiwangguo did not pay the prices for certain glass bottles. In August. 2017, Huaxing filed a lawsuit and the court ruled Qiyiwangguo was required to pay Huaxing RMB 203,742 (approximately $29,743) in July 2018. During the enforcement process, the parties reached a settlement agreement but Qiyiwangguo failed to pay the amount due and now the case is still in the court enforcement process.

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