Form 10-Q
period 2019-09-30
Future FinTech Group Inc.
filed 2019-11-14
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FTFT	Nasdaq Stock Market

Class	Outstanding at November 13, 2019
Common Stock, $0.001 par value per share	32,977,082

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FUTURE FINTECH GROUP INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$135,056	$253,804
Accounts receivable, net of allowance of $419,794 as of September 30, 2019 and $15,650,217 as of December 31, 2018, respectively	259,396	73,244
Other receivables	19,286,713	23,774,162
Inventories	418,957	63,017
Advances to suppliers and other current assets	213,090	—
TOTAL CURRENT ASSETS	20,313,212	24,164,227

Property, plant and equipment, net	1,307,966	2,336,037
Intangible assets, net	27,949,820	21,446,345
Long term investments	15,000,000	15,000,000
TOTAL ASSETS	$64,570,998	$62,946,609

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$12,171,863	$11,054,290
Accrued expenses	88,680,827	99,131,074
Advances from customers	1,356,668	1,160,029
Short-term bank loans	6,725,389	5,828,185
TOTAL CURRENT LIABILITIES	108,934,747	117,173,578

NON-CURRENT LIABILITIES
Long-term debt	31,445,002	32,450,867
TOTAL NON-CURRENT LIABILITIES	31,445,002	32,450,867
TOTAL LIABILITIES	140,379,749	149,624,445

EQUITY

Future Fintech Group Inc., Stockholders’ equity
Common stock, $0.001 par value; 60,000,000 shares authorized and 32,017,083 shares issued and outstanding as of September 30, 2019 and ; 60,000,000 shares authorized and 31,017,083 shares issued and outstanding as of December 31, 2018, respectively	32,317	31,017
Additional paid-in capital	115,334,756	105,737,256
Retained earnings	(193,112,232)	(188,094,681)
Accumulated other comprehensive loss	(1,634,100)	(8,961,549)
Total Future FinTech Group Inc. stockholders’ equity	(79,379,261)	(91,287,957)
Non-controlling interests	3,570,510	4,610,121
TOTAL EQUITY	(75,808,751)	(86,677,836)
TOTAL LIABILITIES AND EQUITY	$64,570,998	$62,946,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	342,058	$308,691	$818,611	$1,658,911
Cost of goods sold	93,532	459,893	381,166	1,574,843
Gross profit	248,526	(151,202)	437,445	84,068

Operating Expenses
General and administrative expenses	1,284,129	2,577,333	4,172,266	8,962,643
Selling expenses	289,730	14,982,148	878,084	15,088,692
Research and development expenses	22,785	—	62,752	—
Impairment loss	—	—	(22,820)	—
Total operating expenses	(1,596,644)	17,559,481	5,090,282	24,051,335

Loss from operations	(1,348,118)	(17,710,683)	(4,652,837)	(23,967,267)

Other income (expense)
Interest income	54	9,317	4,072	8,289
Interest expenses	(124,385)	(399,292)	(449,163)	(1,260,671)
Others	62,342	(115)	71,375	(7,492)
Total other income (expenses)	(61,989)	(390,090)	(373,716)	(1,259,874)

Loss before income tax	(1,410,107)	(18,100,773)	(5,026,553)	(25,227,141)
Income tax provision	—	—	—	—
Net loss	(1,410,107)	(18,100,773)	(5,026,553)	(25,227,141)

Less: Net loss attributable to non-controlling interests	(325,870)	(508,648)	(1,030,611)	(1,444,625)

NET LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	(1,084,237)	(17,592,125)	(3,995,942)	(23,782,516)

Discontinued Operations (Note 10)
Loss from discontinued operations	—	1,128	—	(48,382)
NET LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	(1,084,237)	(17,590,997)	(3,995,942)	(23,830,898)

Other comprehensive income (loss)
Foreign currency translation adjustment	(5,403,561)	348,796	7,327,449	(164,737)
Comprehensive loss	(6,813,668)	(17,750,849)	2,300,896	(25,440,260)
Comprehensive income (loss) attributable to non-controlling interests	(1,248,739)	(977,257)	1,030,611	(226,773)
COMPREHENSIVE INCOME/ (LOSS) ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	$(8,062,407)	$(18,728,106)	$3,331,507	$(25,667,033)

Loss per share:
Basic loss per share from continued operations	(0.03)	(0.94)	(0.13)	(1.27)
Basic loss per share from discontinued operations	—	—	—	—
Basic loss per share from net income	(0.03)	(0.94)	(0.13)	(1.27)
Diluted loss per share:
Diluted loss per share from continued operations	(0.03)	(0.93)	(0.12)	(1.26)
Diluted loss per share from discontinued operations	—	—	—	—
Diluted loss per share from net income	(0.03)	(0.93)	(0.12)	(1.26)

Weighted average number of shares outstanding
Basic	31,340,160	18,680,092	31,340,160	18,680,092
Diluted	32,009,683	18,907,150	32,009,683	18,907,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,026,553)	$(23,830,898)
Adjustments to reconcile net loss to net cash provided by operating activities
Minority interest	1,030,611	1,444,625
Depreciation and amortization	2,549,288	9,718,294
Bad debt	(472,925)	14,931,963
Changes in operating assets and liabilities
Accounts receivable	(186,152)	6,120,377
Other receivable	4,487,449	(215,026)
Advances to suppliers and other current assets	(213,090)	(4,313,420)
Inventories	(355,940)	(6,864)
Accounts payable	1,117,574	23,865,067
Accrued expenses	(10,450,247)	(33,100,083)
Income tax payable	—	1,577
Advances from customers	196,639	3,654,487
Net cash provided by (used in) operating activities	(7,323,346)	(1,729,901)

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment	—	(1,902)
Net cash used in investing activities	—	(1,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term notes	1,003,818	—
Net cash provided by financing activities	1,003,818	—

Effect of change in exchange rate	(5,434,458)	(2,530,831)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(118,748)	(4,262,634)
Cash and cash equivalents, beginning of period	253,804	4,586,757
Cash and cash equivalents, end of period	$135,056	$324,123

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Transferred from other assets to property, plant and equipment and construction in process	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2019 and the results of operations and cash flows for the periods ended September 30, 2019 and 2018. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2019. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date.

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

On January 22, 2019, the company formally launched GlobalKey SharedMall, also known as Chain Cloud Mall (“CCM”) v1.0, the real-name blockchain shared shopping mall platform that integrates blockchain and internet technology and distinguishes itself by utilizing the automatic value distribution system of blockchain and sharing the value of the platform with all participants in the system.

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

On July 30, 2019 the Company announced the adoption of blockchain-powered unalterable Quick Response One (“QRO”) anti-counterfeiting code to all products under the Company's Hedetang brand. On August 2, 2019, the Company announced the adoption of the QRO anti-counterfeiting code on its global shared shopping platform - Chain Cloud Mall (CCM), a blockchain-based shopping platform. By adopting the QRO anti-counterfeiting code technology, the products will be issued an unalterable anti-counterfeiting code that records every event or transaction on a distributed ledger, which makes the whole process from manufacturing to delivering traceable. The adoption of QRO anti-counterfeiting code is an important step to distinguish Chain Cloud Mall from other shopping platforms. With the QRO code, manufacturers can easily and directly build trust with consumers.

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

The Company’s activities are principally conducted by subsidiaries operating in the PRC.

Organizational Structure

Our current organizational structure is set forth in the diagram below:

(1)	Xi’an Qinmei Food Co., Ltd., an entity not affiliated with the Company, owns the remaining 8.85% of the equity interest in Shaanxi Qiyiwangguo.

(2)	Formerly known as Shaanxi Tianren Organic Food Co. Ltd.

(3)	Hedetang Foods Industry (Yidu) Co., Ltd. (“Foods Industry Yidu”), formerly known as SkyPeople Juice Group Yidu Orange Products Co., Ltd., was established on March 13, 2012. Its scope of business includes deep processing and sales of oranges.

(4)	Hedetang Agricultural Plantations (Yidu) Co., Ltd., formerly known as Hedetang Fruit Juice Beverages (Yidu) Co., Ltd., was established on March 13, 2012. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, farm products; fresh fruit picking; research, training and promotion of planting and breeding technology.

(5)	SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. was established on April 26, 2012. Its scope of business includes the initial processing, quick-freezing and sales of agricultural products and related by-products.

(6)	Hedetang Farm Products Trading Market (Mei County) Co., Ltd., formerly known as SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. (“Kiwi Fruit & Farm Products”) was established on April 19, 2013. Its scope of business includes preliminary processing of agricultural and subsidiary products, establishment of trading markets for agriculture products, and similar activities.

(7)	Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. was established on April 19, 2013. Its scope of business includes producing kiwi fruit juice, kiwi puree, cider beverages, and similar products.

(8)	Xi’an Hedetang Fruit Juice Beverages Co., Ltd. (“Xi’an Hedetang”) was established on March 31, 2014. Its scope of business includes the production and sales of fruit juice beverages. On August 10, 2017, it changed its name to Xi’an Hedetang Nutritious Food Research Institute Co., Ltd.

(9)	Xi’an Cornucopia International Co., Ltd. (“Cornucopia”) was established on July 2, 2014. Its scope of business includes the retail and wholesale of pre-packaged food.

(10)	Shaanxi Fruitee Fun Co., Ltd. (“Fruitee Fun”) was established on July 3, 2014. Its scope of business includes retail and wholesale of pre-packaged food. Shaanxi Fruitee Fun Co., Ltd. (also known as Shaanxi Guoweiduomei Beverage Co., Limited) changed its name to Hedetang Foods Industry (Xi’an) Co., Ltd. (“Foods Industry Xi’an”) on July 5, 2016. On June 6, 2017, it again changed its name to HedeJiachuan Foods (Xi’an) Co. Ltd.

(11)	Hedetang Holding Group Co., Ltd., formerly known as Hedetang Holding Co., Ltd., (“Hedetang Holding”) was established on July 21, 2014. Its scope of business includes corporate investment consulting, corporate management consulting, corporate image design and corporate marketing planning. On June 14, 2017, it changed its name to HedeJiachuan Holding Group Co. Ltd.

(12)	The Company acquired Huludao Wonder Co. Ltd. (“Huludao”) on September 10, 2008. Its scope of business mainly includes the manufacture and sale of concentrated fruit juice and fruit juice beverages.

(13)	The Company acquired Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) on November 25, 2009. Its scope of business mainly includes the manufacture of concentrated fruit juice.

(14)	Hedetang Foods Industry (Jingyang) Co., Ltd. (“Foods Industry Jingyang”) was established on September 7, 2016. Its scope of business includes processing, storage and sales of farm products, fruits, tea and snacks; as well as research and promotion of processing technology of organic agriculture, fruit industry and agricultural products.

(15)	HedeJiachuan Foods (Yichang) Co. Ltd (“Hedejiachuan Yichang”), formerly known as Hedetang Farm Products Trading Market (Yidu) Co., Ltd., and Hedetang Foods Industry (Yichang) Co., Ltd, was established on March 23, 2016. Its scope of business includes construction, operation, and property management of a farm products trading market; e-commerce services for farm products; and construction and operation management of an e-commerce information platform.

(16)	Yichang Old Orchard Modern Specialized Farmers Cooperatives Union (“Old Orchard”) was established on April 8, 2016. Its main business scope is the purchase, sales, trading and reprocessing of farm products, development of products for the union, introducing new technology and new plants, and technical training for union members.

(17)	The Company acquired Hedetang Foods (China) Co., Ltd. (“Hedetang Foods China”) on May 18, 2016 through the acquisition of DigiPay FinTech Limited (formerly known as Belking Foods Holdings Group Co., Ltd.), the 100.00% indirect shareholder of Hedetang Foods China, on the same date. It changed its name to China Agricultural Silkroad Finance Lease Ltd. on May 24, 2018. The scope of business of China Agricultural Silkroad Finance Lease Ltd. includes finance leasing; purchasing leased property domestically and abroad; commercial factoring related to its main businesses; residual value processing related to the leasing business and similar activities.

(18)	Hedetang Agricultural Plantations (Mei County) Co., Ltd. was established on September 2, 2016. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, Chinese herbal medicine, and farm products; fresh fruit picking; research, training and promotion of planting and breeding technology, development and training for E-commerce and online sales of agricultural and sideline products. On September 6, 2017, it changed its name to Shaanxi China Agricultural Silk Road Farm Products Trading Center Co., Ltd. On April 17, 2019, it changed its name to Chain Cloud Mall Logistics Center.

(19)	Hedetang Foods Industry (Zhouzhi) Co., Ltd. (“Foods Industry Zhouzhi”) was established on November 29, 2016. Its scope of business includes production, processing and sales of kiwifruit wine, juice, puree and beverages; storage and sales of fresh fruits; and import and export of a variety of products and technology.

(20)	Future FinTech (HongKong) Limited (“FinTech HK”), formerly known as Future World Trading (Hong Kong) and SkyPeople International Trading (HK) Limited, was first established on July 27, 2016. It mainly engages in the import and export of food products.

(21)	GlobalKey Supply Chain Limited, formerly known as Shaanxi Quangoutong E-commerce Inc., was acquired on May 27, 2017. Its main business scope includes computer hardware and software development and sales, electronic products and communication equipment, computer network engineering design, business information consultation, online sales and online marketing, and investment management.

(22)	Shaanxi Heying Trading Co. Ltd was established on December 17, 2009. Its main business scope includes the sales of pre-packaged food and bulk food; import and export of goods and technology; food technology research and development; business management and consulting, and corporate planning services.

(23)	Zhonglian Hengxin Assets Management Co., Ltd. (“Zhonglian Hengxin”) was established in Xi’an in 2017. Its main business scope includes asset management (except for financial, securities, futures and other restricted items); asset acquisition, asset disposal and asset operation (except for financial, securities, futures and other restricted items); planning and advisory for corporate restructuring and mergers and acquisitions; equity and real estate investments (no public offerings, restricted to investment through assets of the company itself ); financial business process outsourcing entrusted by financial institutions; financial information technology outsourcing entrusted by financial institutions; and financial knowledge process outsourcing. Businesses that require approval from government agencies shall only operate within the scope of such approval.

(24)	Shenzhen Hedetang Industrial Co., Ltd. (“Shenzhen Hedetang”) was established on September 29, 2017. Its main business scope includes industrial projects (specific items to be declared separately); domestic trade; and import and export businesses.

(25)	DigiPay FinTech Limited (“DigiPay”), formerly known as Belking Foods Holdings Group Co., Ltd., was established on May 3, 2016.

(26)	QR (HK) Limiter (“QR HK”), formerly known as GlobalKey Holdings Limited, was established on January 13, 2012 and its name was changed on October 23, 2018. It was established mainly to engage in the import and export of food products.

(27)	DCON DigiPay Limited (“DCON DigiPay”) was established on February 5, 2018 in Tokyo, Japan. Its main business scope includes the development and marketing of a blockchain based payment system, computer software, asset management consulting, and business consulting.

(28)	Future Digital FinTech (Xi’an) Co., Ltd. (“FinTech (Xi’an)”) was established on February 9, 2018 in Xi’an. Its main business scope includes software development and marketing, information consulting services, and financial information technology development.

(29)	GlobalKey SharedMall Limited (“GlobalKey SharedMall”) was established on March 6, 2018 in the Cayman Islands. Its main business scope includes an online trading and shopping platform for fresh fruits, juices and other products and services, using blockchain technology.

(30)	Chain Future Digital Tech (Beijing) Co., Ltd, (“Chain Future”) was established on July 10, 2018. Its main business scope includes technical services and technology transfer, development, promotion and consultation; wholesale of computers, software and auxiliary equipment, electronic products, and other related products. This company focuses its business on acting as an accelerator for blockchain projects and it provides basic support including technical support, whitepaper editing, solution design and financial management services for its clients. Its business also includes training and cultivating technicians for blockchain projects, providing consultation services regarding cryptocurrency exchanges and token listing matters, as well as marketing-related services.

(31)	Chain Future Digital Tech (Tianjin) Co. Ltd, (“Chain Future Tianjin”) was established on November 12, 2018. Its main business scope includes digital technology development, technology transfer, technical consultation and technical services; business incubation services; development and sales of software technology; computer system integration services; company management consulting; financial information consulting; computer system technology services, basic software, application software; exhibition services; meeting services; and advertisement business. Its business also includes training and cultivating technicians for blockchain projects, providing consultation services regarding cryptocurrency exchanges and token listing matters, as well as marketing-related services.

(32)	The company acquired 19.88% of the shares of Hedetang Holdings (Shenzhen) Co., Limited which is a NEEQ listed company, through Shenzhen Hedetang Industrial Co., Ltd on March 26, 2018. The business scope of Hedetang Holdings (Shenzhen) Limited is information consultation (excluding restricted projects and talent intermediary services); import and export business (except for the items prohibited by law or administrative regulations of the state council; and restricted items can only be operated after obtaining permission); venture capital business; business information consulting, financial, investment and enterprise management consulting (the above items do not include restricted items); research and development of prepackaged food and health food, pre-packaged food, health food production and sales; and information service business (internet information service business only).

(33)	SkyPeople Foods Holdings Limited was established in the British Virgin Islands in 2011. Its main business scope includes trading, and import and export of food products.

(34)	HeDeTang Holdings (HK) Ltd. was incorporated in Hong Kong, China in 2007. Its main business scope includes the research and development of food packages and food production techniques; and the research and development of technique consultancy and transferring.

(35)	Digital Online Marketing Limited was established in the British Virgin Islands in 2011. Its main business scope includes trading consultancy, corporation management, software development and marketing, and information consulting services.

(36)	GlobalKey Network Technology (Tianjin) Co., Ltd., which name was changed to Chain Cloud Mall (CCM) Network and Technology (Tianjin) Co., Ltd, was established in January 2019. Its main business scope includes blockchain technology development and services, consultation and transfer; encryption technology, digital integral system technology, e-commerce platform technology development, and similar services.

(37)	GloblalKey Network and Technology (Beijing) Co., Ltd was established on March 20, 2018. Its main business scope is technology services, development, consultation, transfer and technology popularization; technology import and export, serving as agent for import and export, and import and export of goods.

(38)	Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. was established on April 4, 2019 by Mr. Zeyao Xue and Kai Xu and it is a variable interest entity of the Company. Its main business scope is sale of products through e-commerce. Mr. Zeyao Xue is a major shareholder of the Company and the son of Mr. Yongke Xue, our Chairman and Chief Executive Officer. Mr. Kai Xu is the Chief Operating Officer of the Company.

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

Agreements that Provide us with the Option to Purchase the Equity Interests in and Assets of our VIE

See Exclusive Purchase Option Agreement above

Spousal Consent Letters. The spouse of Mr. Kai Xu (Mr. Zeyao Xue is not married) of Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. has signed a spousal consent letter agreeing that the equity interests in Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. held by and registered under the name of the shareholder will be disposed pursuant to the contractual agreements with our WFOE. Mr. Xu’s spouse agreed not to assert any rights over the equity interest in Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. held by the shareholder

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company, its subsidiaries and VIEs. All material intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of SkyPeople (China), Food Industry Yidu,, Agriculture Plantation Yidu, Yingkou, Huludao Wonder, Yichang Odd Orchard, Xi’an Cornucopia, Shaanxi Qiyiwangguo, Shaanxi Heying, Food Industry Jingyang,, Foods Industry Zhouzhi, Hedetang Holding, Hedetang Research,, SkyPeople Suizhong, Hedejiachuan Yichang, Guo Wei Mei, HeDeJiaChuan Foods Xi’an,Shenzhen Hedetang, Dcon Digipay, FinTech HK, Hedetang Foods China, Agricultural Silkroad, Agricultural Plantation Mei County Trading Market Yidu, Trading Market Mei County, Hedetang Plantations, GlobalKey Supply Chain Limited, Zhonglian Hengxin, FinTech (Xi’an), and Chain Future (Tianjin), China Future (Beijing), and Chain Cloud Mall (Tianjin), all of which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP. All significant inter-company accounts and transactions have been eliminated.

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

The Company had advanced receipts from its customers for the new business section of blockchain based e-commerce platform since December 2018, and started to recognize those advanced receipts as revenue from January 2019. The amount of recognized revenue and advanced payments received from its customers had been increasing for the nine months ended September 30, 2019.

Shipping and Handling Costs

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $5,865 and $13,523 for the three months ended September 30, 2019 and 2018, respectively; and $16,459 and $156,729 for the nine months ended September 30, 2019 and 2018, respectively; are reported in the Consolidated Statements of Income and Comprehensive Income (Loss) as a component of selling expenses. The decrease in shipping and handling costs compared to the same period in year 2018 was mainly due to a decrease in sales of our fruit related products.

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

February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220), “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 was issued to allow the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effect resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. The Tax Cuts and Jobs Act, among other things, reduced the corporate tax rate from 35.00% to 21.00%, which required the re-evaluation of any deferred tax assets or liabilities at the lowered tax rate which potentially could leave disproportionate tax effects in accumulated other comprehensive income. ASU 2018-02 allows for the election to reclassify these stranded tax effects to retained earnings. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. Adoption of ASU 2018-02 did not have any other material effect on the results of operations, financial position or cash flows of the Company.

There were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2019 compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 that are of significance or potential significance to us.

3.	Inventories

Inventories by major categories are summarized as follows: (in thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)

Raw materials and packaging	$163	$25
Finished goods	256	38
Inventories	$419	$63

4.	Related Party Transaction

Sales to Related Party

The Company did not have any sales to related parties for the nine months ended September 30, 2019 and 2018, respectively. The accounts receivable balances for such transactions were nil as of September 30, 2019 and December 31, 2018, respectively

5.	Concentrations

(1)	Concentration of Customers

Sales to our five largest customers accounted for an aggregate of approximately 2.20% and 9.00% of our net sales during the three months ended September 30, 2019 and 2018, respectively. Since our new business sections mainly targets individuals, resulting in a dramatic decrease in customer concentration, there was no single customer representing over 10.00% of total sales for the three months ended September 30, 2019 and September 30, 2018, respectively.

(2)	Concentration of Suppliers

During the three months ended September 30, 2019, no supplier accounted for over 10.00% of our purchases, and only one supplier accounted for 10.00% for the same period of year 2018, respectively.

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

Rodman & Renshaw, a unit of H.C. Wainwright & Co., served as our placement agent in connection with the offering under the Purchase Agreement and received warrants to purchase our Common Stock in an amount equal to 4.00% of our Shares sold to the Purchasers in the offering on substantially the same terms as the Warrants, with an initial exercise price of $5.20 per share, except that the termination date shall be April 12, 2022 and the warrants have certain transfer restrictions pursuant to FINRA Rule 5110 (the “Placement Agent Warrants”).

On November 2, 2017 (the “Agreement Date”), a wholly-owned indirect subsidiary of the Company, Hedetang Foods (China) Co., Ltd. (“Hedetang”), entered into a series of Creditor’s Rights Transfer Agreements (collectively, the “Acquisition Agreements”) with each of Shaanxi Chunlv Ecological Agriculture Co. Ltd., Shaanxi Boai Medical Technology Development Co., Ltd., and Shaanxi Fu Chen Venture Capital Management Co. Ltd. (collectively, the “Sellers”). Pursuant to the Acquisition Agreements, Hedetang agreed to purchase certain creditor’s rights associated with companies located in the PRC, for an aggregate purchase price of RMB 181,006,980 (approximately $27,344,096), of which RMB 108,604,188 (approximately $16,437,249) was paid in cash and RMB 72,402,792 (approximately $10,937,639) was paid in shares of common stock of the Company based on the average of the closing prices of Future FinTech’s common stock over the five trading days preceding the date of the Acquisition Agreements.

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

In connection with the Acquisition Agreements and to provide funding for their consummation, on November 3, 2017, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Mr. Zeyao Xue (“Xue”) pursuant to which Future FinTech agreed to sell 11,362,159 shares of its common stock (the “Shares”) to Xue for an aggregate purchase price of $16,437,249. The per share price for the Shares was determined using the average closing price quoted on the NASDAQ Global Market for the common stock of the Company over the three (3) trading days prior to the date of the Share Purchase Agreement (the “Purchase Price”), subject to potential upward adjustment. The consummation of the Share Purchase Agreement was contingent on Future FinTech receiving shareholder approval at a Special Shareholders Meeting for an amendment to its articles of incorporation and the approval of Share issuance under the Share Purchase Agreement by the shareholders of the Company.

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

On January 23, 2018, DigiPay FinTech Limited (“DigiPay”), a limited liability company incorporated in the British Virgin Islands and a wholly-owned subsidiary of the Company, and Peng Youwang (“Peng”), a Chinese citizen, entered into a DCON Digital Assets Transfer Agreement (the “DCON Agreement”).

Under the terms of the Agreement, Peng transferred to DigiPay a 60.00% ownership interest in certain digital assets of DCON, a blockchain platform for cryptocurrency conversion, payment and other services (“DCON”), including but not limited to its business plan and white papers, business models, software, codes, architectures, applications, technologies, patents, copyrights, trade secrets, customer lists, business points, trading platforms, digital rights, authentication systems, agreements and contracts, intellectual property, tokens, and the DCON communities established on Nova Realm City (the “Transfer Assets”) for an aggregate purchase price of $9,600,000 (the “Purchase Price”). The Company paid the Purchase Price by issuing to Peng 1,200,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), equaling a per share sale price of $8.00 (the “Share Payment”). Half of the shares of Common Stock subject to the Share Payment were issued within 30 days of the date of the Agreement, and the remaining Share Payment shares were issued within 90 days of the date of the Agreement. On May 3, 2018, the Company issued the remaining 600,000 shares of its common stock to Mr. Peng and his designee according to the Agreement.

The Agreement also contains customary representations and warranties regarding the Transfer Assets and the ownership thereof, and covenants regarding the parties’ cooperation. DigiPay and Peng further agreed to establish a Japanese operating company for the Transfer Assets, of which DigiPay holds a 60.00% ownership interest and Peng’s designee holds a 40.00% ownership interest.

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

As of September 30, 2019, there were no shares of stock available for awards under the 2011 Stock Incentive Plan.

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

The Company’s 2015 Omnibus Equity Plan permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 250,000 shares of Common Stock. As of September 30, 2019, there were no shares of stock available for awards under the 2015 Stock Incentive Plan.

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

The Company recorded an expense of $13,000 in the fourth quarter of fiscal year 2018 under the 2017 Omnibus Equity Plan, reflecting a par value of $0.001 per share of the Company’s common stock. As of September 30, 2019, there were no shares of stock available for awards under the 2017 Omnibus Equity Plan.

On October 19, 2018, the Company issued 5 million shares of its Common Stock to Mr. Chenliu pursuant to the InUnion Chain Ltd. Shares Transfer and IUN Digital Assets Investment Agreement entered into on June 22, 2018 between Digipay, Mr. Chenliu, an individual resident of Costa Rica, and InUnion Chain Ltd. (“InUnion”), a British Virgin Islands company wholly owned by Mr. Chenliu.

7.	Intangible Assets

On January 23, 2018, DigiPay and Peng entered into the DCON Agreement . Under the terms of the DCON Agreement, Peng transferred to DigiPay a 60.00% ownership interest in certain digital assets of DCON, a blockchain platform for cryptocurrency conversion, payment and other services (“DCON”), including but not limited to its business plan and white papers, business models, software, codes, architectures, codes, software, applications, technologies, patents, copyrights, trade secrets, customer lists, business points, trading platforms, digital rights, authentication systems, agreements and contracts, intellectual property, token, and the DCON communities established on Nova Realm City (the “Transfer Assets”) for an aggregate purchase price of $9,600,000 (the “Purchase Price”).

DCON DigiPay Limited was incorporated in Japan and 60.00% owned by the Company. The Company has recognized this digital asset as an intangible asset at a total amount of the purchase price of $9,600,000, and amortized over 5 years, with amortization of $1,440,000 for the nine months ended September 30, 2019.

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

As of September 30, 2019, Huludao Wonder no longer incurred any income or expenses, and the Company believes there will not be any future significant cash flows from the discontinued operation, as the outstanding accounts receivable and accounts payable are immaterial to the Company’s financial position and liquidity.

11.	Segment Reporting

The Company operates in four segments starting from fiscal 2019: shared shopping mall membership fee, fruit related products, sales of goods and others. Our concentrated juice and juice beverages are primarily produced by the Company’s Jingyang factory.

In compliance with the Company’s business transformation strategy, membership fee from shared shopping mall, sales of goods through shared shopping mall platform started to generate the main revenues for the Company and became more and more important business sections of the Company since fiscal 2019, while its traditional business section of seasonal fruit related products continued to shrink in the third quarter of 2019.

For the three months ended September 30, 2019, the Company sold its fruit related products and other products still mainly to domestic customers in the PRC.

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

For the three months ended September 30, 2019 (in thousands):

	Fruit Related Products	CCM Shopping Mall Membership	Sales of Goods	Others	Total
Reportable segment revenue	$61	$205	$181	$-	$447
Inter-segment loss	(45)	-	(60)	-	(105)
Revenue from external customers	16	205	121	-	342
Segment gross profit	$-	$185	$64	$-	$249

For the three months ended September 30, 2018 (in thousands):

	Fruit Related Products	CCM Shopping Mall Membership	Sales of Goods	Others	Total
Reportable segment revenue	$302	$-	$-	$7	$309
Inter-segment loss	-	-	-	-	-
Revenue from external customers	302	-	-	7	309
Segment gross loss	$(140)	$-	$-	$(11)	$(151)

For the nine months ended September 30, 2019 (in thousands)

	Fruit Related Products	CCM Shopping Mall Membership	Sales of Goods	Others	Total
Reportable segment revenue	$308	$339	$644	$14	$1,305
Inter-segment loss	(248)	-	(238)	-	(486)
Revenue from external customers	60	339	406	14	819
Segment gross profit	$1	$305	$117	$14	$437

For the nine months ended September 30, 2018 (in thousands)

	Fruit Related Products	CCM Shopping Mall Membership	Sales of Goods	Others	Total
Reportable segment revenue	$1,993	$-	$-	$100	$2,093
Inter-segment loss	(432)	-	-	(2)	(434)
Revenue from external customers	1,561	-	-	98	1,659
Segment gross profit	$62	$-	$-	$22	$84

The following table reconciles reportable segment profit to the Company’s condensed consolidated income before income tax provision for the three months ended September 30, 2019 and 2018: (in thousands)

	2019	2018
Segment profit	$249	$(151)
Unallocated amounts:
Operating expenses	(1,597)	(4,971)
Other income (expenses)	(62)	(390)
Loss before tax provision	$(1,410)	$(5,512)

12.	Entry into a Material Definitive Agreement

On July 31, 2019, CCM TianjinE-commerce Tianjin, and Mr. Zeyao Xue and Mr. Kai Xu, citizens of China and shareholders of E-commerce Tianjin, entered into the following agreements, or collectively, the “Variable Interest Entity Agreements” or “VIE Agreements,” pursuant to which CCM Tianjin has contractual rights to control and operate the business of E-commerce Tianjin (the “VIE”).

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

E-commerce Tianjin was incorporated by Mr. Zeyao Xue and Mr. Kai Xu solely for the purpose of holding the operation license of the Chain Cloud Mall System. Mr. Zeyao Xue is a major shareholder of the Company and the son of Mr. Yongke Xue, our Chairman and Chief Executive Officer. Mr. Kai Xu is the Chief Operating Officer of the Company.

The VIE Agreements are as follows:

1) Exclusive Technology Consulting and Service Agreement by and between CCM Tianjin and E-commerce Tianjin. Pursuant to the Exclusive Technology Consulting and Service Agreement, CCM Tianjin agreed to act as the exclusive consultant of E-commerce Tianjin and provide technology consulting and services to E-commerce Tianjin. In exchange, E-commerce Tianjin agreed to pay CCM Tianjin a technology consulting and service fee, the amount of which is to be equivalent to the amount of net profit before tax of E-commerce Tianjin, payable on a quarterly basis after making up losses of previous years (if necessary) and deducting necessary costs, expenses and taxes related to the business operations of E-commerce Tianjin. Without the prior written consent of CCM Tianjin, E-commerce Tianjin may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be CCM Tianjin’s sole and exclusive property. This agreement has a term of 10 years and may be extended unilaterally by CCM Tianjin with CCM Tianjin's written confirmation prior to the expiration date. E-commerce Tianjin cannot terminate the agreement early unless CCM Tianjin commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

2) Exclusive Purchase Option Agreement by and among CCM Tianjin, E-commerce Tianjin, Mr. Zeyao Xue and Mr. Kai Xu. Pursuant to the Exclusive Purchase Option Agreement, Mr. Zeyao Xue and Mr. Kai Xu granted to CCM Tianjin and any party designated by CCM Tianjin the exclusive right to purchase, at any time during the term of this agreement, all or part of the equity interests in E-commerce Tianjin, or the “Equity Interests,” at a purchase price equal to the registered capital paid by Mr. Zeyao Xue and Mr. Kai Xu for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to powers of attorney executed by Mr. Zeyao Xue and Mr. Kai Xu, they irrevocably authorized any person appointed by CCM Tianjin to exercise all shareholder rights, including but not limited to voting on their behalf on all matters requiring approval of E-commerce Tianjin’s shareholder, disposing of all or part of the shareholder's equity interest in E-commerce Tianjin, and electing, appointing or removing directors and executive officers. The person designated by CCM Tianjin is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of Mr. Zeyao Xue and Mr. Kai Xu. The powers of attorney will remain in force for so long as Mr. Zeyao Xue and Mr. Kai Xu remain the shareholders of E-commerce Tianjin. Mr. Zeyao Xue and Mr. Kai Xu have waived all the rights which have been authorized to CCM Tianjin’s designated person under the powers of attorney.

3) Equity Pledge Agreements by and among CCM Tianjin, E-commerce Tianjin, Mr. Zeyao Xue and Mr. Kai Xu. Pursuant to the Equity Pledge Agreements, Mr. Zeyao Xue and Mr. Kai Xu pledged all of the Equity Interests to CCM Tianjin to secure the full and complete performance of the obligations and liabilities on the part of E-commerce Tianjin and them under this and the above contractual arrangements. If E-commerce Tianjin, Mr. Zeyao Xue, or Mr. Kai Xu breaches their contractual obligations under these agreements, then CCM Tianjin, as pledgee, will have the right to dispose of the pledged equity interests. Mr. Zeyao Xue and Mr. Kai Xu agree that, during the term of the Equity Pledge Agreements, they will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and they also agree that CCM Tianjin’s rights relating to the equity pledge should not be interfered with or impaired by the legal actions of the shareholders of E-commerce Tianjin, their successors or designees. During the term of the equity pledge, CCM Tianjin has the right to receive all of the dividends and profits distributed on the pledged equity. The Equity Pledge Agreements will terminate on the second anniversary of the date when E-commerce Tianjin, Mr. Zeyao Xue and Mr. Kai Xu have completed all their obligations under the contractual agreements described above.

As a result of the above contractual arrangements, CCM Tianjin has substantial control over E-commerce Tianjin’s daily operations and financial affairs, election of its senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of E-commerce Tianjin, the Company, via CCM Tianjin, is entitled to consolidate the financial results of E-commerce Tianjin in its own consolidated financial statements.

On September 18, 2019, SkyPeople Foods Holdings Limited, a company incorporated in the British Virgin Islands (“SkyPeople Foods”) and a wholly owned subsidiary of the Company, entered into a Share Transfer Agreement (the “Agreement”) with New Continent International Co., Ltd., a company incorporated in the British Virgin Islands (the “Buyer”).  Pursuant to the terms of the Agreement, SkyPeople Foods will sell all of the issued and outstanding shares of HeDeTang Holdings (HK) Ltd. (“HeDeTang HK”), a wholly owned subsidiary of SkyPeople Foods, to the Buyer for a total of RMB 600,000, or approximately US$85,714 (the “Purchase Price”), which value is primarily derived from HeDeTang HK’s wholly-owned subsidiary HeDeJiaChuan Holdings Co., Ltd. and 73.41% owned subsidiary SkyPeople Juice Group Co., Ltd. (“SkyPeople China”). The Purchase Price was based upon the preliminary evaluation of HeDeTang HK and its subsidiaries by Shanxi Delixin Assets Evaluation Co., Ltd.(“ Shanxi Delixin”) If the final evaluation amount of HeDeTang HK and its subsidiaries by Shanxi Delixin is lower than or no more than 10.00% higher than the Purchase Price, the Parties agree there will be no change to the Purchase Price. If the final evaluation amount of HeDeTang HK and its subsidiaries by Shanxi Delixin is more than 10.00% higher than the Purchase Price, the Parties agree the final evaluation amount shall be the final purchase price. The closing of the above mentioned share transfer is subject to the approval by the shareholders of both parties and the approval by the shareholders of the Company.

13.	Commitments And Contingencies

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

On March 8, 2016, SkyPeople China entered into a loan agreement with Ningxia Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 25 million (approximately $3.63 million) from Ningxia Bank. Hongke Xue, Yongke Xue, Lake Chen, Shaanxi Boai Medical Technology Development Co., Ltd. and Shaanxi Qiyiwangguo provided guarantees for the loan. SkyPeople China also pledged 37 pieces of equipment and the related trademarks to Ningxia Bank for the loan. SkyPeople China has not repaid the loan and Ningxia Bank filed an enforcement action with Xi’an Intermediate people’s court in August 2017. The Court has frozen the assets of SkyPeople China that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by SkyPeople China for its business. In July 2018, Shaanxi Qiyiwangguo filed a petition to the Court and requested the termination of the enforcement action on the basis that its guarantee of the loan was not valid because the seal used on the guarantee agreement was not authentic and the guarantee was not approved by the shareholders of Shaanxi Qiyiwangguo. On November 27, 2018 Shaanxi Qiyiwangguo withdrew its petition and the Court agreed to such withdrawal and there has been no other progress of this case.

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

In April 2015, China Cinda Asset Management Co., Ltd. Shaanxi Branch (“Cinda Shaanxi Branch”) filed two enforcement proceedings with Xi’an Intermediate People’s Court (the “Court”) against the Company for alleged defaults pursuant to guarantees by the Company to its suppliers for a total amount of RMB 39,596,250 or approximately $5.80 million.

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

Upon the Court’s suggestion, the parties agreed to a settlement discussion in April 2017. As a part of the settlement discussion, on April 18, 2017, the Company withdrew its non-enforcement request from the Court without prejudice. Both parties are still in the process of settlement negotiations. If the parties cannot reach a settlement agreement, the Company has the right to refile the non-enforcement request with the Court. As th e Company may still be liable for this loan, the Company recorded expenses and liability of $5.80 million as the result of these two enforcement proceedings in the third quarter of 2018.

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

In April 2015, SkyPeople China entered into a loan agreement with Shaanxi Fangtian Decoration Co. Ltd. (“Fangtian”). Pursuant to the loan agreement, SkyPeople China borrowed RMB 3.50 million (approximately $508,780) from Fangtian. SkyPeople China has not repaid the loan and Fangtian filed a lawsuit with Xi’an Yanta District People’s Court (“Yanta District Court”). On August 10, 2017, Yanta District Court ruled against SkyPeople China and determined that SkyPeople China must repay the loan of RMB 3.50 million plus interest RMB of 402,500 (approximately $585,098). Fangtian has requested that the Yanta District Court enter into enforcement procedures for the case.

On May 4, 2015, SkyPeople China and Xi’an Branch of Shanghai Pudong Development Bank (SPD Bank Xi’an Branch) renewed a Working Capital Loan Contract and Repayment Schedule, according to which both parties agreed that SPD Bank Xi’an Branch loaned RMB 26.90 million (approximately $3.92 million) to SkyPeople China with a term of one year. On the signing date of the Loan Contract, Hongke Xue, Yongke Xue, Xiujun Wang and SPD Bank Xi’an Branch signed a Contract of Guaranty, guaranteeing the repayment of loan and undertaking joint liability. According to a Mortgage Contract of Maximum Amount signed between SkyPeople China and SPD Bank Xi’an Branch on April 2, 2013, SkyPeople China provided one of its real properties and land use rights as the pledge. But SkyPeople China failed to repay after SPD Bank Xi’an Branch issued the loan.

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

Shaanxi Guoweimei Kiwi Deep Processing Co. Ltd (“Guoweimei”), entered into a construction agreement with Shaanxi Fangyuan construction co., Ltd. (“Fangyuan”) in July, 2013. On October 8, 2018, Fangyuan filed a lawsuit and requested that Guoweimei pay a project construction fee plus penalty of RMB 56,323,404 (approximately $8.22 million). On June 10, 2019, Baoji Intermediate People's Court issued a verdict that Guoweimei just pay RMB41, 576,833 (approximately $6.07 million) plus penalty to Fangyuan, and Fangyuan will enjoy preferential right for the projects in processing zone of National Wholesale and Trading Center in Mei County for Kiwi Fruits developed by Guoweimei.

In May 2015, Hedetang Farm Products Trading Markets (Mei County) Co., Ltd. (“Hedetang”) and Shaanxi Zhongkun Construction Co., Ltd. (“Zhongkun”) entered into a construction and decoration agreement. On September 5, 2018, Zhongkun filed the lawsuit with Shaanxi Provincial People’s Court (the “Court”) for repayment of construction and decoration fees. The Court issued a civil judgement in November 2018, ordering Hedetang to pay project funds of RMB 1,632,972 (approximately $238,389) to Zhongkun, plus interest. After entering into the enforcement phase, the Court found assets of Hedetang had been seized by Xi’an Yanta District People’s Court and Baoji Intermediate People's Court, and there were no other assets for enforcement, so the enforcement procedure has been terminated by the Court.

On October 31, 2017, Xi’an Shanmei Food Co. Ltd. filed a lawsuit against Shaanxi Qiyiwangguo, a majority-owned subsidiary of the Company, with Zhouzhi County People’s Court in connection with a Land Lease Agreement entered into by the parties on October 1, 2013. On March 2, 2018, Zhouzhi County People’s Court issued a verdict that: (i) the Land Lease Agreement was thereby terminated; (ii) Shaanxi Qiyiwangguo shall pay Xi’an Shanmei the outstanding leasing fee RMB 211,621 (approximately $30,762) and (iii) Shaanxi Qiyiwangguo shall return the 29.30 mu industrial use land to Xi’an Shanmei. Shaanxi Qiyiwangguo has appealed the decision to the Xi’an Intermediate People’s Court on the basis that: (x) the land use right was a capital contribution by Xi’an Shanmei for a shareholder of Shaanxi Qiyiwangguo who is also the sole shareholder of Xi’an Shanmei and the Land Lease Agreement was invalid and has no legal effect; (y) Zhouzhi Court did not schedule the hearing for the count claims filed by Shaanxi Qiyiwangguo; and (z) Zhouzhi Court violated certain civil procedures during the trial of the case. Due to the late notice to Zhouzhi Court, the case file was not timely transferred to Xi’an Intermediate Court and no appeal hearing was scheduled. Zhouzhi Court has issued verdict for enforcement procedure and Qiyiwangguo has filed petition of disagreement for the enforcement which is still under Zhouzhi Court’s review  .

In January 2016 Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd (“Qiyiwangguo”) and Nanjing Bailuotong Logistics Services Co., Ltd (“Bailutong”) entered into a transportation agreement to ship fruit juices. Bailutong failed to deliver the juice products and held them after their expiration date. Qiyiwangguo filed a lawsuit against Bailutong with Zhouzhi county People’s Court, and the Court issue the verdict in February 2018 that: (1) the transportation contract between Qiyiwangguo and Bailutong was terminated; and (2) Bailutong owed RMB 203, 551 (approximately $29,715) to Qiyiwangguo for the loss of Qiyiwangguo. Bailutong appealed the case to Xi’an Intermediate People's Court. Xi’an Intermediate People's Court rejected the appeal and upheld the original verdict  .

Qiyiwangguo entered into an agreement with Henan Huaxing Glass Co., Ltd. (“Huaxing”) in May 2014 for Huaxing to supply glass bottles to Qiyiwangguo. However, due to the disputes regarding the quality of products supplied by Huaxing, Qiyiwangguo did not pay the prices for certain glass bottles. In August 2017, Huaxing filed a lawsuit and the court ruled Qiyiwangguo was required to pay Huaxing RMB 203,742 (approximately $29,743) in July 2018. During the enforcement process, the parties reached a settlement agreement but Qiyiwangguo failed to pay the amount due and now the case is still in the court enforcement process  .

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Huludao Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay a RMB 40 million (approximately $5.81 million) bank loan, plus interest. The loan became due on its maturity date of December 9, 2016. On December 19, 2016, the Huludao Court accepted the case. The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date. Wonder Fruit believes that the interest charged by Suizhong Branch is 100.00% higher than the base rate set by People’s Bank of China and is not consistent with the China People’s Bank’s base interest and floating rate. The Huludao Court has seized land use rights, buildings and equipment of Wonder Fruit that were pledged as guarantee for the loan and has organized two auction sales for these assets in January and February of 2018, but both auction sales have been unsuccessful in finding a buyer. On July 19, 2018, the Court issued a verdict ordering Huludao Wonder to transfer its land use rights, building, equipment, electronic and transportation assets to Zuizhong Branch as payment of the outstanding principal, auction and evaluation fees and some interest of the loan for RMB 42,639,264 (approximately $6.22 million).

In September 2017, Andrew Chien, a former consultant of SkyPeople China, brought a lawsuit against the Company and Mr. Hongke Xue in the District Court of Connecticut (the “Court”). The complaint was not properly served and the Company learned of the litigation in December 2017. In the complaint, Mr. Chien has made several claims, most of which attempt to hold the Company liable under novel legal theories that relate back to an alleged breach of a consulting agreement between SkyPeople China and Chien from August 2006. Mr. Chien claimed approximately $257,000 damages and interest plus 2.00% of the Company’s then-outstanding shares. Mr. Chien has unsuccessfully attempted to sue the Company on the breach of the same consulting agreement several times in the courts of Connecticut and New York, and these cases have been dismissed. The Company has filed a motion to dismiss (“MTD”) and all proceedings are stayed pending determination of the MTD. On August 31, 2018, the Court granted our MTD. On September 10, 2018, Mr. Chien filed a motion for reconsideration. On September 28, 2018, the Court denied Mr. Chien’s motion for reconsideration. On October 26, 2018, Mr. Chien appealed the case to the United States Court of Appeals for the Second Circuit.  The appeal is fully briefed and presently awaiting decision. The Company will vigorously defend this lawsuit and expects to obtain early dismissal of Mr. Chien’s claims.

14.	Subsequent Events

On October 15, 2019, the Company entered into an Exchange Agreement (the “First Exchange Agreement”) with Iliad Research and Trading, L.P., a Utah limited partnership (the “Lender”).

Pursuant to the First Exchange Agreement, the Company and Lender agreed to partition a new Promissory Note in the original principal amount of $100,000 (the “First Partitioned Note”) from a Secured Convertible Promissory Note (the “Note”) issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the First Partitioned Note. The Company and Lender further agreed to exchange the First Partitioned Note for the delivery of 133,333 shares of the Company’s Common Stock, par value $0.001, according to the terms and conditions of the First Exchange Agreement.

On October 17, 2019, the Company entered into a second Exchange Agreement (the “Second Exchange Agreement”) with the Lender.

Pursuant to the Second Exchange Agreement, the Company and Lender agreed to partition a new Promissory Note in the original principal amount of $300,000 (the “Second Partitioned Note”) from the Note. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Second Partitioned Note. The Company and Lender further agreed to exchange the Second Partitioned Note for the delivery of 400,000 shares of the Company’s Common Stock, par value $0.001, according to the terms and conditions of the Second Exchange Agreement.

On October 23, 2019, the Company entered into a Forbearance Agreement (the “Agreement”) with Iliad Research and Trading, L.P., a Utah limited partnership (the “Lender”).

Pursuant to the Agreement, Lender agreed to withdraw a Redemption Notice delivered by the Lender to the Company on September 30, 2019 which was issued pursuant to a Secured Convertible Promissory Note issued by the Company to the Lender dated March 26, 2019 (the “Note”). Lender agreed not to make any redemptions pursuant to the Note before October 25, 2019. The parties agreed, in the event Lender delivers a Redemption Notice to the Company and the redemption amount set forth therein is not paid in cash to Lender within three (3) trading days, then the applicable redemption amount shall be increased by 25.00% (the “First Adjustment,” and such increase to the redemption amount, the “First Adjusted Redemption Amount”). In the event the First Adjusted Redemption Amount is not paid within three (3) trading days after the date of First Adjustment, then the First Adjusted Redemption Amount shall be increased in accordance with the following formula: $0.75 divided by the lowest closing trade price of the Common Stock of the Company during the twenty (20) trading days prior to the date of the Second Adjustment and the resulting quotient multiplied by the First Adjusted Redemption Amount (the “Second Adjustment,” and such increase to the First Adjusted Redemption Amount, the “Second Adjusted Redemption Amount”), provided, however, that such formula shall only be applied if the resulting quotient is greater than one (1) and such formula shall in no event be used to reduce the First Adjusted Redemption Amount. Upon payment in cash of the First Adjusted Redemption Amount or Second Adjusted Redemption Amount, the outstanding balance of the Note will be reduced by the original amount set forth in the Redemption Notice. The Company also agreed that during each calendar month, beginning in the month of October 2019, it will reduce the outstanding balance of the Note by at least $100,000 and if the outstanding balance is reduced by more than $100,000 in a given month, then the portion of the balance reduction amount that exceeds $100,000 may be counted toward the minimum balance reduction requirement in the next month or months.

On October 25, 2019, the Company entered into the third Exchange Agreement (the “Third Exchange Agreement”) with Iliad Research and Trading, L.P., a Utah limited partnership (the “Lender”).

Pursuant to the Third Exchange Agreement, the Company and Lender agreed to partition a new Promissory Note in the original principal amount of $145,000 (the “Partitioned Note”) from a Secured Convertible Promissory Note (the “Note”) issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Partitioned Note. The Company and Lender further agreed to exchange the Partitioned Note for the delivery of 193,333 shares of the Company’s Common Stock, par value $0.001, according to the terms and conditions of the Third Exchange Agreement.

On November 1, 2019, the Company entered into the Fourth Exchange Agreement (the “Fourth Exchange Agreement”) with Iliad Research and Trading, L.P., a Utah limited partnership (the “Lender”).

Pursuant to the Fourth Exchange Agreement, the Company and Lender agreed to partition a new Promissory Note in the original principal amount of $175,000 (the “Partitioned Note”) from a Secured Convertible Promissory Note (the “Note”) issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Partitioned Note. The Company and Lender further agreed to exchange the Partitioned Note for the delivery of 233,333 shares of the Company’s Common Stock, par value $0.001, according to the terms and conditions of the Fourth Exchange Agreement.

On November 8, 2019, GlobalKey SharedMall Limited, a wholly owned subsidiary of Future FinTech Group Inc. (the “Company”), entered into a Three Party Cooperation Agreement (the “Agreement”) with Fan Zhang, a citizen of China, and Caixia Wang, a citizen of China.

Pursuant to the Agreement, the three parties agreed to make cash contributions totaling RMB 1,000,000 (approximately $142,857) to QR(HK) Limited (“QR HK”), a wholly owned subsidiary of GlobalKey SharedMall Limited (“GlobalKey”). Of this total, GlobalKey shall contribute RMB 510,000 (approximately $72,857); Fan Zhang shall contribute RMB 300,000 (approximately $42,857); and Caixia Wang shall contribute RMB 190,000 (approximately $27,143). GlobalKey agreed to loan Fan Zhang RMB 300,000 for his cash contribution obligation, which shall be repaid from dividends of QR HK in the future. If QR HK is terminated by the parties before the loan is paid off from the dividends or by liquidation of Fan Zhang’s ownership of QR HK, Fan Zhang shall repay the loan to GlobalKey in two years. Fan Zhang shall be responsible for the operations and daily management of QR HK’s cross-border e-commerce platform and shall be paid RMB 12,000 per month. GlobalKey is responsible for accounting, supervision of Fan Zhang’s management, and auditing the financials of QR HK, and additionally has the right to veto material business decisions of QR HK.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) and in this Form 10-Q. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2018 Form 10-K.

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

CCM's blockchain-powered QRO plan enables CCM to record every event or transaction on a distributed ledger and make the whole process traceable. CCM is adopting an unalterable anti-counterfeit code to be issued by the manufacturers, which can ensure the authenticity of products and directly link manufacturers with their targeted customers as a way of precision marketing. On July 30, 2019 the Company announced the adoption of the QRO anti-counterfeiting code to all products under the Company's Hedetang brand. On August 2, 2019, the Company announced the adoption of QRO anti-counterfeiting code on its shared shopping platform CCM.

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

We offer high-quality products at attractive prices and incentivize our members to promote our platform and share our products with their social contacts. Our platform has attracted a growing base of users, including members and non-members. These users are actively purchasing products on our platform. Since our trial operation of our platform on December 26, 2018, we had approximately 164 and 6,071 users as of December 31, 2018 and September 30, 2019, respectively

Members are the key participants on our platform and drivers of our growth. Our members typically pay to gain access to a dedicated app that provides access to a curated selection of products, exclusive membership benefits, and features, including discounted prices and point rewards. Members can refer others to become members and are rewarded for doing so. Members can also promote products on various social platforms and are rewarded if those users purchase our products. We currently generate revenues primarily from fixed membership fees and selling products on our platform to users, including both members and non-members.

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

From December 2018, the trial period when our e-commerce platform launched, until September 30, 2019, we received proceeds of RMB 9,025,880, approximately $1,276,121 from the fixed membership fees and merchandise sales with 6,071 members and 6,233 orders. For the three months ended September 30, 2019, we received RMB2,153,935, approximately $653,578 in proceeds from 2,057 members with 2,169 orders.

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

For the third quarter of 2019, sales of our fruit-related products represented 4.68% of our revenue, compared to sales of 97.70%, respectively, for the same period in 2018.

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

Results of Operations

Comparison of Three Months ended September 30, 2019 and 2018:

Revenue

The following table presents our consolidated revenues for each of our main products for the three months ended September 30, 2019 and 2018, respectively (in thousands):

	Three months ended September 30,		Change
	2019	2018	Amount	%
Fruit Related Products	$16	$302	$(286)	(94.70)%
CCM Shopping Mall Membership	205	-	205	100.00%
Sales of Goods	121	-	121	100.00%
Others	-	7	(7)	(100.00)%
Total	$342	$309	$33	10.67%

Sales for the three months ended September 30, 2019 were $0.34 million, an increase of $0.03 million, or 10.7% compared to sales for the same period of the prior year of $0.31 million.

The increase in revenue for the three months ended September 30, 2019 was primarily due to the growth of our new business section of CCM shopping mall membership and sales of goods.

In the third quarter of year 2018, the Company operated in five segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages, and others. Since 2019, in accordance with the Company’s new business strategy, the Company reclassified the concentrated apple juice and apple aroma, the concentrated kiwifruit juice and kiwifruit puree, and the concentrated pear juice and the fruit juice beverages all into the category of fruit related products.

For the three months ended September 30, 2019, as a result of our business transformation, there was a continuing shrinking of our previous main business section of fruit related products, a decrease of $0.29 million from $0.30 million to $0.02 million.

In the December 2018, the Company started to receive membership fees and sell products on its CCM e-commerce platform to its members or non-members, which is a brand new business section embodied in the Company’s current transformation. Therefore, revenue from segments of membership fees and sales of goods showed 100.00% change during the third quarter of 2019 compared to the same period of 2018.

There was no other revenue for the three months ended September 30, 2019, as compared to $0.07 million for the same period of last year. In the third quarter of 2018, the Company’s other revenue included healthcare products, and other byproducts, such as kiwifruit seeds, but in the third quarter of 2019, there were no such sales.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margins for the three months ended September 30, 2019 and 2018, respectively (in thousands):

	Three months ended September 30,
	2019		2018
	Gross profit	Gross margin	Gross profit	Gross margin
Fruit Related Products	$-	-	$(140)	(18.20)%
CCM Shopping Mall Membership	185	90.24%	-	-
Sales of Goods	64	51.99%	-	-
Others	-	-	(11)	(157.00)%
Total/Overall (for gross margin)	$249	72.66%	$(151)	(49.00)%

The consolidated gross profit for the three months ended September 30, 2019 was $0.25 million, an increase of $0.40 million, from negative $0.15 million for the same period of 2018, primarily due to different comparable basis as a result of our business transformation. We have shifted to the business sections of CCM shopping mall membership and sales of goods since December 2018, which contributed to the profit for the third quarter of 2019. Business sections of fruit related products and others mainly caused the loss for the same period of last year.

The gross margin of our fruit related products increased from a gross loss margin of 18.20% of last year to a gross margin of 0.00% for the third quarter of 2019, primarily due to the decrease in production, and the company no longer bearing large fixed expenses such as depreciation and amortization.

The new business sections of CCM shopping mall membership and sales of goods caused a 100.00% change in gross profit, with $0.19 million and $0.06 million, respectively, for the three months ended September 30, 2019 compared to $0 for the same period of last year.

The company did not sell any other products in the third quarter of 2019.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended September 30, 2019 and 2018, respectively (in thousands):

	Third quarter of 2019		Third quarter of 2018
	Amount	% of revenue	Amount	% of revenue
General and administrative	$1,284	375.41%	$2,577	835.00%
Selling expenses	290	84.70%	14,982	4853.00%
R&D expenses	23	6.66%	-	-
Total operating expenses	$1,597	466.78%	$17,559	5688.00%

General and administrative expenses decreased by $1.30 million, or 50.17%, from $2.58 million to $1.28 million for the three months ended September 30, 2019 compared to the same period of last year, mainly due to a decrease in depreciation of fixed assets and amortization of intangible assets. The Company recorded impairment expenses of approximately $26.00 million to its fixed assets and $12.00 million related to its intangible assets in the end of year 2018, which resulted in lower depreciation expenses and amortization costs in the third quarter of 2019.

Selling expenses decreased by $14.69 million, or 98.06%, from $14.98 million to $0.29 million for the three months ended September 30, 2019 as compared to the same period in 2018 because the company recorded $14.9 million of bad debt expenses in the third quarter of 2018. Besides this extraordinary amount, selling expenses actually increased about $0.21 million for the promotion costs of the new business sections.

In the third quarter of 2019, the company incurred $0.02 million of R&D expenses for developing, testing, updating and maintaining a block-chain based CCM Shared Shopping Mall and other related software systems. There were no such expenses in the same period of 2018.

Other Income (Expense), Net

The decrease in other expenses was mainly due to a decrease in interest expense, from $0.40 million to $0.12 million, occupying 83.80% of the total decrease because of the lower loan interest expenses as a result of the settlement of a bank loan.

Income Tax

There were no provisions for income taxes, as the company suffered a loss.

Non-controlling Interests

As of September 30, 2019, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo, and Hedetang Holding (HK) held a 73.42% interest in SkyPeople (China). TSD held a 26.36% interest in SkyPeople (China). Net loss attributable to non-controlling interests decreased mainly due to the increase in the net income generated from our new business sections of CCM shopping mall membership and sales of goods.

Comparison of Nine Months ended September 30, 2019 and 2018:

Revenue

The following table presents our consolidated revenues for each of our main products for the nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Nine months ended September 30		Change
	2019	2018	Amount	%
Fruit Related Products	$60	$1,561	$(1,501)	(96.15)%
CCM Shopping Mall Membership	339	-	339	100.00%
Sales of Goods	406	-	406	100.00%
Others	14	98	(84)	(85.71)%
Total	$819	$1,659	$(840)	(50.63)%

Total sales for the nine months ended September 30, 2019 were $0.82 million, a decrease of $0.84 million, compared to $1.66 million for the same period of last year, mainly due to the sales reduction for fruit related products.

Sales from fruit related products decreased by $1.50 million from $1.56 million to $0.06 million due to the business transformation whereupon the company focused on its new business sections.

Furthermore, our business segments of CCM membership and sales of goods were brand new sections, therefore, there were 100.00% changes in these two sections during the nine months ended September 30, 2019 and 2018.

Sales from our other products were $0.01 million and $0.10 million for the nine months ended September 30, 2019 and 2018 respectively. The segment of other products contains different products in year 2018 and 2019. In year 2018, the Company’s other products included health care products and other byproducts, such as kiwifruit seeds, but for the same period of 2019, revenue from others was mainly attributable to leasing out cold storage from a subsidiary.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Nine months ended September 30,
	2019		2018
	Gross profit	Gross margin	Gross profit	Gross margin
Fruit Related Products	$1	1.98%	$62	8.00%
CCM Shopping Mall Membership	305	90.04%	-	-
Sales of Goods	117	28.90%	-	-
Others	14	100.00%	22	22.00%
Total/Overall (for gross margin)	$437	53.44%	$84	5.00%

The consolidated gross profit for the nine months ended September 30, 2019 was $0.43 million, an increase of $0.36 million, from $0.08 to 0.44 million for the same period of 2018, primarily due to the growth of the new business sections of CCM shopping mall membership and sales of goods.

High margin of products sold by our CCM shopping mall membership and sales of goods lead to the gross profit, which compensated for the decreased gross profit from fruit related products. Gross profit for fruit related products for the nine months ended September 30, 2019 was$1,000, a decrease of $61,000, or 98.30%, compared to $62,000 for the same period in 2018, primarily due to a decrease in production and sales of fruit related products.

Our new business sections of CCM membership and sales of goods together were $0.41 million for the nine months ended September 30, 2019, an increase of 100.00%, compared to the same period in 2018. For the nine months ended September 30, 2019, gross profit from others was from leasing out cold storage, while for the same period of last year, gross profit from others was from fruit related byproducts, such as kiwi fruit seeds.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
	Amount	% of revenue	Amount	% of revenue
General and administrative	$4,172	509.68%	$8,963	540.00%
Selling expenses	878	107.27%	15,088	910.00%
Research and development expenses	63	7.67%	-	-
Impairment Loss	(23)	(2.79)%	-	-
Total operating expenses	$5,090	621.82%	$24,051	1450.00%

General and administrative expenses decreased by $4.79 million, from $8.96 million to $4.17 million for the nine months ended September 30, 2019 compared to the same period of the last year. The decrease was primarily attributable to a decrease in depreciation costs of fixed assets and amortization of land use rights for the nine months ended September 30, 2019 as compared to the same period of 2018. The Company recorded an impairment cost of approximately $26.00 million to its fixed assets and $12.00 million related to its intangible assets in the end of 2018, which resulted in lower depreciation and amortization expenses for the nine months ended September 30, 2019.

Selling expenses decreased by $14.21 million, from $15.09 million to $0.88 million for the nine months ended September 30, 2019 as compared to the same period in 2018. In the third quarter of 2018, the company recorded bad debt expenses of $14.90 million from accounts receivable that caused the dramatic comparable results for the same period of 2019. Besides this extraordinary amount, selling expenses actually increased about $0.69 million for the promotion costs of the new business sections.

The Company incurred $0.06 million in research and development expenses for the nine months ended September 30, 2019 compared to $0 in the same period of 2018, mainly due to developing, testing, updating and maintaining a block-chain-based CCM Shared Shopping Mall and other related software systems.

Impairment loss was negative of $0.02 million for the nine months ended September 30, 2019, and nil for the same period in 2018 because of the resale of markdown inventories.

Other Income (Expense), Net

The decrease of other expenses was mainly due to the decrease in interest expenses. Interest expense for the nine months ended September 30, 2019 was $0.45 million, representing a decrease of $0.81 million, as compared to interest expense of $1.26 million in the same period of 2018 because of a significant bank loan being paid off by a subsidiary with its assets.

Income Tax

There were no provisions for income taxes, as the company suffered a loss.

Non-controlling Interests

As of September 30, 2019, SkyPeople (China) held a 91.15% interest in Shaanxi Qiyiwangguo, and Hedetang Holding (HK) held a 73.42% interest in SkyPeople (China). TSD held a 26.36% interest in SkyPeople (China). Net loss attributable to non-controlling interests decreased mainly due to the increase in the net income generated from our new business section of CCM shopping mall membership and sales of goods.

Liquidity and Capital Resources

Our working capital was negative $88.62 million as of September 30, 2019, a decrease of $4.39 million, as compared to a negative working capital of $93.01 million as of December 31, 2018, mainly due to a decrease in accrued expenses.

The accrued expenses decreased from $99.13 million as of September 30, 2018 to $88.68 million as of September 30, 2019, a decrease of $10.45 million. As we are moving towards a new business field, production of fruit related products decreased dramatically during the nine months ended September 30, 2019.

Less accrued expenses were incurred such as employee wages and other payables due to reduced and discontinued factory production.

During the nine months ended September 30, 2019, we had no investing activities as compared to capital expenditures of $1,902 in the same period of 2018. For the nine months ended September 30, 2019, the company sold and issued to the purchaser a secured convertible promissory note in the principal amount of $1.07 million, from which net financing cash inflow was $1 million, but for the same period of 2018, there were no financing activities.

Off-balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal interim financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective as of such date as identified in our internal control over financial reporting.

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

On March 8, 2016, SkyPeople China entered into a loan agreement with Ningxia Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 25 million (approximately $3.63 million) from Ningxia Bank. Hongke Xue, Yongke Xue, Lake Chen, Shaanxi Boai Medical Technology Development Co., Ltd. and Shaanxi Qiyiwangguo provided guarantees for the loan. SkyPeople China also pledged 37 pieces of equipment and the related trademarks to Ningxia Bank for the loan. SkyPeople China has not repaid the loan and Ningxia Bank filed an enforcement action with Xi’an Intermediate people’s court in August 2017. The Court has frozen the assets of SkyPeople China that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by SkyPeople China for its business. In July 2018, Shaanxi Qiyiwangguo filed a petition to the Court and requested the termination of the enforcement action on the basis that its guarantee of the loan was not valid because the seal used on the guarantee agreement was not authentic and the guarantee was not approved by the shareholders of Shaanxi Qiyiwangguo. On November 27, 2018, Shaanxi Qiyiwangguo withdrew its petition and the Court agreed to such withdrawal and there has been on other progress of this case.

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

In April 2015, China Cinda Asset Management Co., Ltd. Shaanxi Branch (“Cinda Shaanxi Branch”) filed two enforcement proceedings with Xi’an Intermediate People’s Court (the “Court”) against the Company for alleged defaults pursuant to guarantees by the Company to its suppliers for a total amount of RMB 39,596,250 or approximately $5.80 million.

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

Upon the Court’s suggestion, the parties agreed to a settlement discussion in April 2017. As a part of the settlement discussion, on April 18, 2017, the Company withdrew its non-enforcement request from the Court without prejudice. Both parties are still in the process of settlement negotiations. If the parties cannot reach a settlement agreement, the Company has the right to refile the non-enforcement request with the Court. As the Company may still be liable for this loan, the Company recorded expenses and liability of $5.80 million as the result of these two enforcement proceedings in the third quarter of 2018.

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

In April 2015, SkyPeople China entered into a loan agreement with Shaanxi Fangtian Decoration Co. Ltd. (“Fangtian”). Pursuant to the loan agreement, SkyPeople China borrowed RMB 3.5 million (approximately $508,780) from Fangtian. SkyPeople China has not repaid the loan and Fangtian filed a lawsuit with Xi’an Yanta District People’s Court (“Yanta District Court”). On August 10, 2017, Yanta District Court ruled against SkyPeople China and determined that SkyPeople China must repay the loan of RMB 3.50 million plus interest RMB of 402,500 (approximately $585,098). Fangtian has requested that the Yanta District Court enter into enforcement procedures for the case.

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

Shaanxi Guoweimei Kiwi Deep Processing Co. Ltd (“Guoweimei”), entered into a construction agreement with Shaanxi Fangyuan construction co., Ltd. (“Fangyuan”) in July, 2013. On October 8, 2018, Fangyuan filed a lawsuit and requested that Guoweimei pay a project construction fee plus penalty of RMB 56,323,404 (approximately $8.22 million). On June 10, 2019, Baoji Intermediate People's Court issued a verdict that Guoweimei just pay RMB41, 576,833 (approximately $6.07 million) plus penalty to Fangyuan, and Fangyuan will enjoy preferential right for the projects in processing zone of National Wholesale and Trading Center in Mei County for Kiwi Fruits developed by Guoweimei.

In May 2015, Hedetang Farm Products Trading Markets (Mei County) Co., Ltd. (“Hedetang”) and Shaanxi Zhongkun Construction Co., Ltd. (“Zhongkun”) entered into a construction and decoration agreement. On September 5, 2018, Zhongkun filed the lawsuit with Shaanxi Provincial People’s Court (the “Court”) for repayment of construction and decoration fees. The Court issued a civil judgement in November 2018, ordering Hedetang to pay project funds of RMB 1,632,972 (approximately $238,389) to Zhongkun, plus interest. After entering into the enforcement phase, the Court found assets of Hedetang had been seized by Xi’an Yanta District People’s Court and Baoji Intermediate People's Court, and there were no other assets for enforcement, so the enforcement procedure has been terminated by the Court.

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

In January 2016 Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd (“Qiyiwangguo”) and Nanjing Bailuotong Logistics Services Co., Ltd (“Bailutong”) entered into a transportation agreement to ship fruit juices. Bailutong failed to deliver the juice products and held them after their expiration date. Qiyiwangguo filed a lawsuit against Bailutong with Zhouzhi county People’s Court, and the Court issue the verdict in February 2018 that: (1) the transportation contract between Qiyiwangguo and Bailutong was terminated; and (2) Bailutong owed RMB 203, 551 (approximately $29,715) to Qiyiwangguo for the loss of Qiyiwangguo. Bailutong appealed the case to Xi’an Intermediate People's Court. Xi’an Intermediate People's Court rejected the appeal and upheld the original verdict.

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

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Huludao Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay a RMB 40 million (approximately $5.81 million) bank loan, plus interest. The loan became due on its maturity date of December 9, 2016. On December 19, 2016, the Huludao Court accepted the case. The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date. Wonder Fruit believes that the interest charged by Suizhong Branch is 100.00% higher than the base rate set by People’s Bank of China and is not consistent with the China People’s Bank’s base interest and floating rate. The Huludao Court has seized land use rights, buildings and equipment of Wonder Fruit that were pledged as guarantee for the loan and has organized two auction sales for these assets in January and February of 2018, but both auction sales have been unsuccessful in finding a buyer. On July 19, 2018, the Court issued a verdict ordering Huludao Wonder to transfer its land use rights, building, equipment, electronic and transportation assets to Zuizhong Branch as payment of the outstanding principal, auction and evaluation fees and some interest of the loan for RMB 42,639,264 (approximately $6.22 million).

 In September 2017, Andrew Chien, a former consultant of SkyPeople China, brought a lawsuit against the Company and Mr. Hongke Xue in the District Court of Connecticut (the “Court”). The complaint was not properly served and the Company learned of the litigation in December 2017. In the complaint, Mr. Chien has made several claims, most of which attempt to hold the Company liable under novel legal theories that relate back to an alleged breach of a consulting agreement between SkyPeople China and Chien from August, 2006. Mr. Chien claimed approximately $257,000 damages and interest plus 2.00% of the Company’s then-outstanding shares. Mr. Chien has unsuccessfully attempted to sue the Company on the breach of the same consulting agreement several times in the courts of Connecticut and New York, and these cases have been dismissed. The Company has filed a motion to dismiss (“MTD”) and all proceedings are stayed pending determination of the MTD. On August 31, 2018, the Court granted our MTD. On September 10, 2018, Mr. Chien filed motion for reconsideration. On September 28, 2018, the Court denied Mr. Chien’s motion for reconsideration. On October 26, 2018, Mr. Chien appealed the case to the United States Court of Appeals for the Second Circuit.  The appeal is fully briefed and presently awaiting decision. The Company will vigorously defend this lawsuit and expects to obtain early dismissal of Mr. Chien’s claims.

Item 1A.	Major Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	filed herewith

+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTURE FINTECH GROUP INC.

By:	/s/ Yongke Xue
Yongke Xue
Chief Executive Officer
(Principal Executive Officer)

November 14, 2019

By:	/s/ Jing Chen
Jing Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)

November 14, 2019