Form 10-K
period 2019-12-31
Future FinTech Group Inc.
filed 2020-06-02
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________to _________

Commission File Number 001-34502

Future FinTech Group Inc.

(Exact name of registrant as specified in its charter)

Florida	98-0222013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Room 2103, 21st Floor, SK Tower 6A
Jianguomenwai Avenue, Chaoyang District Beijing, PRC	100022
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: 86-10- 8589-9303

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Nasdaq Capital Market

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

The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant, based upon the closing price of $1.25 per share for shares of the registrant’s Common Stock on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NASDAQ Capital Market, was approximately $9.57 million.

The number of shares of Common Stock outstanding as of May 29, 2020 was 38,345,415.

FUTURE FINTECH GROUP INC.

Annual Report on Form 10-K for Fiscal Year Ended December 31, 2019

i

SPECIAL NOTE REGARDING RELIANCE ON RELIEF ORDER

On March 25, 2020 we filed a Current Report on Form 8-K in compliance with and in reliance upon the SEC Order issued pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules thereunder (SEC Release No. 34-88465 on March 25, 2020) (the “Relief Order”). By way of filing the Current Report, we, among other things, extended the time of filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”), until no later than May 14, 2020 in reliance on the Relief Order. The Current Report disclosed the reasons that our Annual Report could not be filed timely.

As required by the Relief Order, we hereby disclose that we were unable to timely file our Annual Report and had to avail ourselves of the Relief Order because of the following issues posed by the COVID-19 outbreak:

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. Xi’an City and Beijing City, where our headquarters are located, are among the most affected areas in China. The Company has been following the orders of local government and health authorities to minimize exposure risk for its employees, including the closures of its offices and having employees work remotely. Our offices were closed for the Lunar New Year Holiday Break in late January 2020 and remained closed as a result of the outbreak until late March 2020. As a result, the Company’s books and records were not easily accessible, resulting in a delay in the preparation, audit and completion of the Company’s financial statements for the Annual Report.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Annual Report”) of Future Fintech Group, Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our”, “the Company” or “Future FinTech”)  includes forward-looking statements regarding, among other things, Future FinTech’s plans, strategies and prospects, both business and financial. Although Future FinTech believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Future FinTech cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” from time to time in Future FinTech’s filings with the SEC. Many of the forward-looking statements contained in this presentation may be identified by the use of forward-looking words such as “believe”, “expect”, “anticipate”, “should”, “planned”, “will”, “may”, “intend”, “estimated”, “aim”, “on track”, “target”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “seek”, “would”, “could”, “continue”, “ongoing”, “upside”, “increases” and “potential”, among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this presentation are set forth in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

●	fluctuations in the supply of products from our suppliers;

●	the expected growth of the online retail industry in China

●	changes in general economic conditions and conditions adversely affecting the businesses in which Future FinTech is engaged;

●	changes in U.S., China and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing for our operations and investments;

●	our success in implementing our business strategy or introducing new products and services;

●	our ability to attract and retain customers;

●	changes in tastes and preferences for, or the consumption of, our products and services;

●	impact of competitive activities on our business;

●	the result of future financing efforts;

●	risks associated with the adverse effects of COVID-19 pandemic globally;

●	risks associated with conducting business internationally and especially in the People’s Republic of China (“PRC”, or “China”), including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and

●	change of laws and regulations of blockchain technology and its application to business;

●	other economic, financial and regulatory factors beyond the Company’s control.

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

ii

PART I

ITEM 1 – BUSINESS

Overview

Future FinTech is a holding company incorporated under the laws of the State of Florida. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the Peoples Republic of China (“PRC”). Due to drastically increased production costs and tightened environmental laws in China, the Company has been transforming its business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology. The main business of the Company includes a shopping platform, Chain Cloud Mall (CCM), which is based on blockchain technology; a cross-border e-commerce platform (NONOGIRL) which is online and has started its trial operation in March 2020 and is expected for a formal launch in the third quarter of 2020; a blockchain-based application incubator and a digital payment system (DCON); and the application and development of blockchain-based e-commerce technology and financial technology.

Chain Cloud Mall adopts a “multi-vendor hosted stores + platform self-hosted stores” model. The platform supports various marketing methods, including point rewards programs, coupons, live webcasts, game interaction, and social media sharing. Besides the blockchain-powered features, CCM is also fully equipped with the same functions and services that other Chinese leading traditional e-commerce platforms provide.

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

Chain Cloud Mall is an enterprise customer interactive and comprehensive shopping and sales service platform. It is an open network promotion system with a blockchain based anti-counterfeit system including point issuance, point referral and discount points settlement. The brand-new business model creates a completely new source of data traffic for enterprises.

Merchants in the Chain Cloud Mall issue their own blockchain points and anti-counterfeiting QR codes. Every product comes with unique anti-counterfeiting QR codes. Customers collect the points of the enterprise by scanning products for anti-counterfeiting check with their mobile phones. The successful collection of the merchant points confirms that the authentication of product from such enterprise. It also enables the Chain Cloud Mall to record and provide Chain Cloud Mall points to its members upon a successful new member and/or product referral, which can be used as credit when making purchases on CCM. It incentivize its members to promote the platform and share the products with their social contacts, which in turn increases the sales through Chain Cloud Mall and helps the Company generate greater value.

The Company has three direct wholly-owned subsidiaries: SkyPeople Foods Holding Limited (“SkyPeople BVI”), a company organized under the laws of the British Virgin Islands, DigiPay FinTech Limited (“DigiPay,”) formerly known as Belkin Foods Holdings Group Limited, which changed its name on January 4, 2018), a company incorporated under the laws of the British Virgin Islands, and Digital Online Marketing Limited (“Digital Online”) (formerly known as FullMart Holding Limited, which changed its name on January 5, 2018), a company organized under the laws of the British Virgin Islands. In September 2017, all of Digital Online’s operations were transferred to a subsidiary of SkyPeople BVI, and Digital Online has no operational assets or businesses.

 SkyPeople BVI holds 100% of the equity interest of HeDeTang Holdings (HK) Ltd. (“HeDeTang HK”), a company organized under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong”), and HeDeTang HK holds 73.42% of the equity interest of SkyPeople Juice Group Co., Ltd., (“SkyPeople (China)”), a company incorporated under the laws of the PRC. SkyPeople (China) has eleven subsidiaries in the PRC, which are mainly involved in the production and sales of fruit juice concentrates, fruit juice beverages and other fruit-related products in the PRC and overseas markets. On February 27, 2020, SkyPeople BVI (the “Seller”) completed the transfer of its ownership of HeDeTang HK to New Continent International Co., Ltd. (the “Buyer”), an unrelated third party and a company incorporated in the British Virgin Islands for a total price of RMB 0.6 million (approximately $85,714), pursuant to a Share Transfer Agreement entered into by the Seller and the Buyer on September 18, 2019 and approved at the special shareholders meeting of the Company on February 26, 2020.

DigiPay holds 100% of the equity interest of Future FinTech (HongKong) Limited (“FinTech HK”), a company organized under the laws of Hong Kong. FinTech HK holds 100% of the equity interest of Hedetang Foods (China) Ltd. (“Hedetang Foods (China)”) which changed its name to China Agricultural Silkroad Finance Lease Ltd. (“Finance Lease”) on May 24, 2018. Finance Lease transferred two of its subsidiaries to Chain Cloud Mall Network and Technology (Tianjin) Co., Limited (“CCM Network” or “CCM Tianjin”), namely, Hedetang Farm Products Trading Market (Mei County) Co., Ltd and China Agricultural Silk Road Trading Center, which changed its name to Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited (“CCM Logistics”) on April 17, 2019. CCM Network holds 90% of the equity interest of Hedetang Farm Products Trading Market (Mei County) Co., Ltd. (“Trading Market Mei County”), a company incorporated under the laws of the PRC. Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited (“CCM Logistics”) holds the remaining 10% of the equity interest of Trading Market Mei County. Finance Lease also holds 80% of the equity interest of CCM Logistics. Finance Lease holds 55% of the equity interest of Zhonglian Hengxin Assets Management Co., Ltd. (“Zhonglian Hengxin”). CCM Logistics holds 100% of the equity interest of GlobalKey Supply Chain Limited (GlobalKey Supply Chain). CCM Logistics is located in the national kiwifruit Industrial Park of Baoji City. It provides kiwifruit distributors and farmers an integrated supply chain solution through its distribution  network, including transportation, after-sale service and other customer services.

On July 31, 2019, Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd., a limited liability company incorporated under the laws of the China (the “E-commerce Tianjin”), and Mr. Zeyao Xue and Mr. Kai Xu, citizens of China and shareholders of E-commerce Tianjin, entered into the following agreements, or collectively, the “Variable Interest Entity Agreements” or “VIE Agreements,” pursuant to which CCM Network has contractual rights to control and operate the business of E-commerce Tianjin (the “VIE”).

Pursuant to Chinese law and regulations, a foreign owned enterprise cannot apply for and hold a license for operation of certain e-commerce businesses, the category of business which the Company plans to expand in China. CCM Network is an indirectly wholly foreign owned enterprise of the Company. In order to comply with Chinese law and regulations, CCM Network agreed to provide E-commerce Tianjin an Exclusive Operation and Use Rights Authorization to operate and use the Chain Cloud Mall System owned by CCM Network.

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

Agreements that Provide us with Effective Control over our VIE

Exclusive Purchase Option Agreement.

Pursuant to the Exclusive Purchase Option Agreement, Mr. Zeyao Xue and Mr. Kai Xu granted to CCM Network and any party designated by CCM Network the exclusive right to purchase, at any time during the term of this agreement, all or part of the equity interests in E-commerce Tianjin, or the “Equity Interests,” at a purchase price equal to the registered capital paid by Mr. Zeyao Xue and Mr. Kai Xu for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to powers of attorney executed by Mr. Zeyao Xue and Mr. Kai Xu, they irrevocably authorized any person appointed by CCM Network to exercise all shareholder rights, including but not limited to voting on their behalf on all matters requiring approval of E-commerce Tianjin’s shareholder, disposing of all or part of the shareholder’s equity interest in E-commerce Tianjin, and electing, appointing or removing directors and executive officers. The person designated by CCM Network is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of Mr. Zeyao Xue and Mr. Kai Xu. The powers of attorney will remain in force for so long as Mr. Zeyao Xue and Mr. Kai Xu remain the shareholders of E-commerce Tianjin. Mr. Zeyao Xue and Mr. Kai Xu have waived all the rights which have been authorized to CCM Network’s designated person under the powers of attorney.

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

Through its subsidiaries, DigiPay is mainly involved blockchain based E-commerce platform and related business.

Organizational Structure

The following diagram illustrates our corporate structure, including our principal subsidiaries and our VIE as of the December 31, 2019.

附录 2019-12-31
（英文）

Future FinTech Group, Inc.
(Florida, U.S.)
"Future FinTech"
100%
SkyPeople Foods Holdings Limited
(BVI)
"SkyPeople Foods"
100%
Digital Online Marketing Limited
(BVI)
"Digital Online"
100%
HeDeTang Holdings (HK) Ltd.
(HK)
"HeDeTang Holdings (HK)"
Jingyang Branch of SkyPeople Juice Group Co., Ltd.
(PRC)
"SkyPeopleJingyang Branch"
73.41%
SkyPeople Juice Group Co., Ltd.
PRC
"SkyPeople (China)"
26.36%
Shenzhen TianShouDa Equity Investment Fund Management Co., Ltd.
(PRC)
"Tianshouda"
Shenzhen Hedetang Industrial Co., Ltd.
(PRC)
"Shenzhen Hedetang"
100%
HeDeJiaChuan Holding Group Co., Ltd.
(PRC)
"HeDeJiaChuan Holding"
100%
GlobalKey SharedMall Limited
(Cayman)
"GlobalKey SharedMall"
100%
DigiPay FinTech Ltd.
(BVI)
"DigiPay FinTech"
60%
DCON DigiPay Limited
(Japan)
"DCON DigiPay"
100%
Future FinTech (HongKong) Limited
(HK)
"Future FinTech (HK)"
100%
QR (HK) Limited
(HK)
"QR HK"
100%
Chain cloud Mall Network And Technology (Tianjin) Co., Limited.
(PRC)
"GlobalKey Tianjin"
100%
Future Digital Tech (Xi'an) Co., Ltd.
(PRC)
"Digital Tech (Xi'an)"
100%
China Agricultural Silkroad Finance Lease Limited
(PRC)
"Finance Lease"
99.4%
Xi'an Hedetang Nutritious Food Research Institute Co. Ltd.
(PRC)
"Hedetang Research"
100%
HeDeJiaChuan Foods (Xi'an) Co. Ltd.
(PRC)
"HeDeJiaChuan Xi'an"
0.6%
100%
Hedetang Foods Industry (Yidu) Co., Ltd.
(PRC)
"Foods Industry Yidu"
26.36%
3%
70.64%
Xi'an Cornucopia International Co., Ltd.
(PRC)
"Xi'an Cornucopia"
Chain cloud store e-commerce (Tianjin) Co., Ltd.
(PRC)
E-Commerce Tianjin
80%
90%
Chain Cloud Mall Logistics Center (Shaanxi) Co., Ltd.
(PRC)
"CCM Logistics"
10%
Hedetang Farm Products Trading Markets (Mei county) Co., Ltd.(PRC)
"Trading Market Mei County"
100%
Chain Future Digital Tech (Beijing) Co., Ltd. (PRC)
"Chain Future"
65%
Zhonghuo Hongxin Assets Management Co., Ltd.
(PRC)
"Zhonghuo Hongxin"
99.5%
100%
96.67%
SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd.
(PRC)
"SkyPeople Suizhong"
HeDeJiaChuan Foods (Yichang) Co., Ltd.
(PRC)
"HeDeJiaChuan Yichang"
Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd.
(PRC)
"Guo Wei Mei"
3.33%
20%
35%
51.02%
38.02%
100%
51.15%
99.5%
90%
90%
19.08%
Yingkou Trusty Fruit Juice Co., Ltd.
(PRC)
"Yingkou"
Huludao Wonder Fruit Co., Ltd.
(PRC)
"Huludao Wonder"
Hedetang Agricultural Plantation (Yidu)
(PRC)
"Agricultural Plantation Yidu"
Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd.
(PRC)
"Shaanxi Qiyiwangguo"
Shaanxi Heying Trading Co., Ltd.
(PRC)
"Shaanxi Heying"
Hedetang Foods Industry (Zhangzhou) Co., Ltd.
(PRC)
"Foods Industry Zhangzhou"
Hedetang Foods Industry (Jingyang) Co., Ltd.
(PRC)
"Foods Industry Jingyang"
Hedetang Holdings Co., Limited (Shenzhen)
(PRC)
"Hedetang Holdings"
Shaanxi Chunlv Ecological Agriculture Co. Ltd.
(PRC)
"Shaanxi Chunlv"
GlobalKey Supply Chain Co., Limited.
(PRC)
"GlobalKey"
Shaanxi Yiding Huijin Investment Management Co., Ltd.
(PRC)
"Shaanxi Yiding"
48.98%
48.98%
10%
10%
45.83%
Yichang Old Orchard Shaolan Specialized Farmers Cooperatives Union
(PRC)
"Old Orchard"
54.55%
100%
100%
60%
40%
Guowei Duomei (Shenzhen) e-commerce Co., Ltd. (Shenzhen)
(PRC)
"Guowei Duomei"
Changchun Xinghuo Tianbao Software Technology Development Co., Ltd. (Changchun)(PRC)
"Xinghuo Tianbao"
Shenzhen Jintonghuida supply chain Co., Ltd. (Shenzhen)
(PRC)
"Jintonghuida"
Luo An Yi

Contractual Arrangements
Equity Interest

(1)	Xi’an Qinmei Food Co., Ltd., an entity not affiliated with the Company, owns the remaining 8.85% of the equity interest in Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd. (“Shaanxi Qiyiwangguo”). (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(2)	SkyPeople Juice Group Co., Ltd., formerly known as Shaanxi Tianren Organic Food Co. Ltd. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(3)	Hedetang Foods Industry (Yidu) Co., Ltd. (“Foods Industry Yidu”), formerly known as SkyPeople Juice Group Yidu Orange Products Co., Ltd., was established on March 13, 2012. Its scope of business includes deep processing and sales of oranges. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(4)	Hedetang Agricultural Plantations (Yidu) Co., Ltd., formerly known as Hedetang Fruit Juice Beverages (Yidu) Co., Ltd., was established on March 13, 2012. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, farm products; fresh fruit picking; research, training and promotion of planting and breeding technology. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(5)	SkyPeople (Suizhong) Fruit and Vegetable Products Co., Ltd. was established on April 26, 2012. Its scope of business includes the initial processing, quick-freezing and sales of agricultural products and related by-products. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(6)	Hedetang Farm Products Trading Market (Mei County) Co., Ltd., formerly known as SkyPeople Juice Group (Mei County) Kiwi Fruit and Farm Products Trading Market Co., Ltd. (“Kiwi Fruit & Farm Products”) was established on April 19, 2013. Its scope of business includes preliminary processing of agricultural and subsidiary products, establishment of trading markets for agriculture products, and similar activities.

(7)	Shaanxi Guo Wei Mei Kiwi Deep Processing Co., Ltd. was established on April 19, 2013. Its scope of business includes producing kiwi fruit juice, kiwi puree, cider beverages, and similar products. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(8)	Xi’an Hedetang Fruit Juice Beverages Co., Ltd. (“Xi’an Hedetang”) was established on March 31, 2014. Its scope of business includes the production and sales of fruit juice beverages. On August 10, 2017, it changed its name to Xi’an Hedetang Nutritious Food Research Institute Co., Ltd. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(9)	Xi’an Cornucopia International Co., Ltd. (“Cornucopia”) was established on July 2, 2014. Its scope of business includes the retail and wholesale of pre-packaged food. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(10)	Shaanxi Fruitee Fun Co., Ltd. (“Fruitee Fun”) was established on July 3, 2014. Its scope of business includes retail and wholesale of pre-packaged food. Shaanxi Fruitee Fun Co., Ltd. (also known as Shaanxi Guoweiduomei Beverage Co., Limited) changed its name to Hedetang Foods Industry (Xi’an) Co., Ltd. (“Foods Industry Xi’an”) on July 5, 2016. On June 6, 2017, it again changed its name to HedeJiachuan Foods (Xi’an) Co. Ltd. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(11)	Hedetang Holding Group Co., Ltd., formerly known as Hedetang Holding Co., Ltd., (“Hedetang Holding”) was established on July 21, 2014. Its scope of business includes corporate investment consulting, corporate management consulting, corporate image design and corporate marketing planning. On June 14, 2017, it changed its name to HedeJiachuan Holding Group Co. Ltd. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(12)	The Company acquired Huludao Wonder Co. Ltd. (“Huludao”) on September 10, 2008. Its scope of business mainly includes the manufacture and sale of concentrated fruit juice and fruit juice beverages. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(13)	The Company acquired Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) on November 25, 2009. Its scope of business mainly includes the manufacture of concentrated fruit juice. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(14)	Hedetang Foods Industry (Jingyang) Co., Ltd. (“Foods Industry Jingyang”) was established on September 7, 2016. Its scope of business includes processing, storage and sales of farm products, fruits, tea and snacks; as well as research and promotion of processing technology of organic agriculture, fruit industry and agricultural products. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(15)	HedeJiachuan Foods (Yichang) Co. Ltd (“Hedejiachuan Yichang”), formerly known as Hedetang Farm Products Trading Market (Yidu) Co., Ltd., and Hedetang Foods Industry (Yichang) Co., Ltd, was established on March 23, 2016. Its scope of business includes construction, operation, and property management of a farm products trading market; e-commerce services for farm products; and construction and operation management of an e-commerce information platform. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(16)	Yichang Old Orchard Morden Specialized Farmers Cooperatives Union (“Old Orchard”) was established on April 8, 2016. Its main business scope is the purchase, sales, trading and reprocessing of farm products, development of products for the union, introducing new technology and new plants, and technology training for union members. Old Orchard dissolved in 2020 and canceled its registration with the State Administration for Industry and Commerce of the People’s Republic of China (the “SAIC”) on April 7, 2020. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(17)	The Company acquired Hedetang Foods (China) Co., Ltd. (“Hedetang Foods China”) on May 18, 2016 through the acquisition of DigiPay FinTech Limited (formerly known as Belking Foods Holdings Group Co., Ltd.), the 100% indirect shareholder of Hedetang Foods China, on the same date. It changed its name to China Agricultural Silkroad Finance Lease Ltd. on May 24, 2018. The scope of business of China Agricultural Silkroad Finance Lease Ltd. includes consulting services for corporate bankruptcy and liquidation, mergers and acquisitions, assets restructuring, corporate listing and disposal services of non-performing assets.

(18)	Hedetang Agricultural Plantations (Mei County) Co., Ltd. was established on September 2, 2016. Its scope of business includes the planting, acquisition and sales of vegetables, fruits, flowers, Chinese herbal medicine, and farm products; fresh fruit picking; research, training and promotion of planting and breeding technology, development and training for E-commerce and online sales of agricultural and sideline products. On September 6, 2017, it changed its name to Shaanxi China Agricultural Silk Road Farm Products Trading Center Co., Ltd. On April 17, 2019, it changed its name to Chain Cloud Mall Logistics Center.

(19)	Hedetang Foods Industry (Zhouzhi) Co., Ltd. (“Foods Industry Zhouzhi”) was established on November 29, 2016. Its scope of business includes production, processing and sales of kiwifruit wine, juice, puree and beverages; storage and sales of fresh fruits; and import and export of a variety of products and technology. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(20)	Future FinTech (HongKong) Limited (“FinTech HK”), formerly known as Future World Trading (Hong Kong) and SkyPeople International Trading (HK) Limited, was first established on July 27, 2016. It mainly engages in the import and export of food products.

(21)	GlobalKey Supply Chain Limited, formerly known as Shaanxi Quangoutong E-commerce Inc., was acquired on May 27, 2017. Its main business scope includes computer hardware and software development and sales, electronic products and communication equipment, computer network engineering design, business information consultation, online sales and online marketing, and investment management.

(22)	Shaanxi Heying Trading Co. Ltd was established on December 17, 2009. Its main business scope includes the sales of pre-packaged food and bulk food; import and export of goods and technology; food technology research and development; business management and consulting; and corporate planning services. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(23)	Zhonglian Hengxin Assets Management Co., Ltd. (“Zhonglian Hengxin”) was established in Xi’an in 2017. Its main business scope includes asset management (except for financial, securities, futures and other restricted items); asset acquisition, asset disposal and asset operation (except for financial, securities, futures and other restricted items); planning and advisory services for corporate restructures and mergers and acquisitions; equity and real estate investment (no public offerings, restricted to investment through assets of the company itself); financial business process outsourcing entrusted by financial institutions; financial information technology outsourcing entrusted by financial institutions; and financial knowledge process outsourcing. Any such businesses that require approval by government agencies shall only operate within the scope of such approval.

(24)	Shenzhen Hedetang Industrial Co., Ltd. (“Shenzhen Hedetang”) was established on September 29, 2017. Its main business scope includes industrial projects (specific items to be declared separately); domestic trade; and import and export businesses. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(25)	DigiPay FinTech Limited (“DigiPay FinTech”), formerly known as Belking Foods Holdings Group Co., Ltd., was established on May 3, 2016.

(26)	QR (HK) Limiter (“QR HK”), formerly known as GlobalKey Holdings Limited, was established on January 13, 2012 and its name was changed on October 23, 2018. It was established mainly to engage in product import and export.

(27)	DCON DigiPay Limited (“DCON DigiPay”) was established on February 5, 2018 in Tokyo, Japan. Its main business scope includes the development and marketing of a blockchain based payment system, computer software, asset management consulting, and business consulting.

(28)	Future Digital FinTech (Xi’an) Co., Ltd. (“FinTech (Xi’an)”) was established on February 9, 2018 in Xi’an. Its main business scope includes software development and marketing, information consulting services, and financial information technology development.

(29)	GlobalKey SharedMall Limited (“GlobalKey SharedMall”) was established on March 6, 2018 in the Cayman Islands. Its main business scope includes an online trading and shopping platform for fresh fruits, juices and other products and services, using blockchain technology.

(30)	Chain Future Digital Tech (Beijing) Co., Ltd, (“Chain Future”) was established on July 10, 2018. Its main business scope includes technical services and technology transfer, development, promotion and consultation; wholesale of computers, software and auxiliary equipment, electronic products, and other related products. This company focuses its business on acting as an accelerator for blockchain projects and it provides basic support including technical support, whitepaper editing, solution design and financial management services for its clients. Its business also includes training and cultivating technicians for blockchain projects, providing consultation services regarding cryptocurrency exchanges and tokens listing matters, as well as marketing-related services.

(31)	Chain Future Digital Tech (Tianjin) Co., Ltd, (“Chain Future Tianjin”) was established on November 12, 2018. Its main business scope includes digital technology development, technology transfer, technical consultation and technical services; services in business incubation; development and sales of software technology; computer system integration services; company management consulting; financial information consulting; technology services on computer system, basic software, application software; exhibition services; meeting services; and advertisement business. Its business also includes training and cultivating technicians for blockchain projects, providing consultation services regarding cryptocurrency exchanges and tokens listing matters, as well as marketing-related services. Chain Future Tianjin dissolved in 2019 and canceled its registration with State Administration for Market Regulation (SAMR and formerly known as SAIC) on November 4, 2019.

(32)	The Company acquired 19.88% shares of Hedetang Holdings (Shenzhen) Co., Limited which is an NEEQ listed company, through Shenzhen Hedetang Industrial Co., Ltd on March 26, 2018. The business scope of Hedetang Holdings (Shenzhen) Limited is information consultation (excluding restricted projects and talent intermediary services); import and export business (except for the items prohibited by law, administrative regulations and the state council, which restricted items can only be operated after obtaining permission); venture capital business; business information consulting, financial, investment and enterprise management consulting (the above items do not include restricted items); research and development of prepackaged food and health food; pre-packaged food, health food production and sales; and information service business (internet information service business only). (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 26, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

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

As all the board members, General Manager and Financial Controller of Hedetang Holdings (Shenzhen) Co., Limited are appointed by the Company, Hedetang Holdings (Shenzhen) Co., Limited. is consolidated into the Company’s financial statements.

(33)	SkyPeople Foods Holdings Limited, established in British Virgin Island in 2011. Its main business scope includes trading, import and export of food products.

(34)	HeDeTang Holdings (HK) Ltd. incorporated in Hong Kong, China in 2007. Its main business scope includes the research and development of food packages, food production techniques; the research and development of technology consultation and transfer. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(35)	Digital Online Marketing Limited was established in British Virgin Island in 2011. Its main business scope includes trading consultancy, corporation management, software development and marketing, and information consulting services.

(36)	GlobalKey Network Technology (Tianjin) Co., Ltd. which was changed to Chain Cloud Mall (CCM) Network and Technology (Tianjin) Co., Ltd. (“CCM Tianjin”), was established in January 2019. Its main business scope includes blockchain technology development, service, consultation and transfer; encryption technology; digital integral system technology; and e-commerce platform technology development.

(37)	GloblalKey Network and Technology (Beijing) Co., Ltd was established on March 20, 2018. Its main business scope is technology service, development, consultation, transfer and technology popularization; technology import and export, serving as agent for import and export, and import and export of goods. GloblalKey Network and Technology (Beijing) Co., Ltd dissolved in 2019 and canceled its registration with the SAMR on November 20, 2019.

(38)	Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. (“E-commerce”) was established on April 4, 2019 by Mr. Zeyao Xue and Kai Xu and is a variable interest entity (“VIE”) of the Company. Its main business scope is sale of products through e-commerce. Mr. Zeyao Xue is a major shareholder of the Company and the son of Mr. Yongke Xue, our Chairman. Mr. Kai Xu is the Chief Operating Officer of the Company.

(39)	Guowei Duomei (Shenzhen) E-commerce Co., Ltd. was established on August 20, 2018. Its main business scope is the sale of health foods, local products, pre-packaged foods, agricultural and agricultural by-products, bulk foods and online sales. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(40)	Changchun Xinghua Tianbao Software Technology Development Co., Ltd. was established on August 7, 2018. Its main business scope is software development, technology transfer and software information consultation. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(41)	Shenzhen Jiatong Tianxia Supply Chain Co., Ltd. was established on March 19, 2018. Its main business scope is trading, import and export, supply chain management and the related support services, whole selling and retailing of pre-packaged foods, sale of dairy products (including infant formula milk powder), beverages, and health products. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

(42)	Jiangyang Branch of Sky People Juice Group Co. Ltd. was established on September 26, 2016. Its main business scope is the production of beverages (fruit and vegetable juices, solid beverages and other beverages), the storage and sale of fresh fruit and vegetables, organic agriculture, research into the processing technology of the fruit industry, research on high grade production and technical services, processing and the sale of packaging products. (The ownership was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019)

Certain Highlights For the Fiscal Year ended December 31, 2019

In January 2019, the Company established Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., (“CCM Tianjin”),formerly known as GlobalKey Network Technology (Tianjin) Co., Ltd.). Its main business scope includes blockchain technology development, service, consultation and transfer; Encryption technology, digital integral system technology, e-commerce platform technology development, etc.

On January 22, 2019, CCM Tianjin formally launched Chain Cloud Mall (CCM) v1.0, the real-name and membership-based blockchain shared shopping mall platform that integrates blockchain and internet technology and distinguishes itself by utilizing the automatic value distribution system of blockchain and sharing the value of the platform to all the participants in the system.

On June 1, 2019, CCM Tianjin formally launched CCM v2.0. Compared to the 1.0 version, CCM v2.0 has a wider variety of product categories, easier user interface, more transparent information, more stable operations, a higher security level, and faster logistics. The CCM v2.0 adopts a “multi-vendor hosted stores + platform self-hosted stores” model. The platform supports various marketing methods, including point rewards programs, coupons, live webcasts, game interaction, and social media sharing. Besides the blockchain-powered features, CCM v2.0 is also fully equipped with the same functions and services that other Chinese leading traditional e-commerce platforms provide.

On July 30, 2019, the Company announced E-commerce Tianjin adopted the QRO anti-counterfeiting code to all products under the Company’s Hedetang brand. By adopting the QRO anti-counterfeit code technology, each Hedetang product will be issued an unalterable anti-counterfeit code that records every event or transaction on a distributed ledger, which makes the whole process from manufacturing to delivering traceable. On August 2, 2019, the Company announced the adoption of the QRO anti-counterfeit code technology for the entire CCM Mall platform.

On July 31, 2019, CCM Tianjin, E-commerce Tianjin, and Mr. Zeyao Xue and Mr. Kai Xu, citizens of China and shareholders of E-commerce Tianjin, entered into the “Variable Interest Entity Agreements” or “VIE Agreements,” pursuant to which CCM Tianjin has contractual rights to control and operate the business of E-commerce Tianjin (the “VIE”).

On September 18, 2019, SkyPeople BVI, entered into a Share Transfer Agreement (the “Agreement”) with New Continent International Co., Ltd., a company incorporated in the British Virgin Islands (the “Buyer”).  Pursuant to the terms of the Agreement, SkyPeople BVI will sell all of the issued and outstanding shares of HeDeTang HK, a wholly owned subsidiary of SkyPeople BVI, to the Buyer for a total of RMB 600,000, or approximately US$85,714. The above-mentioned share transfer was approved by the Company’s shareholders on February 27, 2020. On February 27, 2020, SkyPeople BVI completed the transfer of its ownership of HeDeTang HK to the Buyer.

On November 8, 2019, GlobalKey SharedMall entered into a Three-Party Cooperation Agreement (the “Agreement”) with Fan Zhang, a citizen of China, and Caixia Wang, a citizen of China. Pursuant to the Agreement, the three parties agreed to make cash contributions totaling RMB 1,000,000 (approximately $142,857) to QR(HK) Limited (“QR HK”), a wholly owned subsidiary of GlobalKey SharedMall. Of this total, GlobalKey SharedMall shall contribute RMB 510,000 (approximately $72,857); Fan Zhang shall contribute RMB 300,000 (approximately $42,857); and Caixia Wang shall contribute RMB 190,000 (approximately $27,143). GlobalKey SharedMall agreed to loan Fan Zhang RMB 300,000 for his cash contribution obligation, which shall be repaid from dividends of QR HK in the future. If QR HK is terminated by the parties before the loan is paid off from the dividends or by liquidation of Fan Zhang’s ownership of QR HK, Fan Zhang shall repay the loan to GlobalKey SharedMall in two years. Fan Zhang shall be responsible for the operations and daily management of QR HK’s cross-border e-commerce platform NONOGIRL and shall be paid RMB 12,000 (approximately $1,714) per month. GlobalKey SharedMall is responsible for accounting, supervision of Fan Zhang’s management, and auditing the financials of QR HK, and additionally has the right to veto material business decisions of QR HK.

On November 18, 2019, E-Commerce Tianjin entered a cooperation agreement with Chifeng Supply and Marketing E-commerce Co., Ltd. to develop a blockchain contract farming platform focusing on sheep farming.

Company strategy and Principal Products and Services

Our core business historically has been in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC and internationally. Revenue from the sale of fruit juice concentrates and fruit beverages accounted for 18% and 72% of our total revenue for fiscal years 2019 and 2018 respectively. Due to drastically increased production cost and tightened environmental laws in China, the Company has transformed its main business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology in fiscal year 2019. The e-commerce platform contributed 96.4% and 0% to the total revenue for fiscal 2019 and 2018 respectively.

On February 27, 2020, the Company completed the transfer of its ownership of HeDeTang HK to New Continent International Co., Ltd. (the “Buyer”), a company incorporated in the British Virgin Islands, pursuant to a Share Transfer Agreement (the “Agreement”) entered on September 18, 2019. Pursuant to the terms of the Agreement, the Buyer purchased 100% ownership of HeDeTang HK. (the “Sale Transaction”)

Following the completion of the Sale Transaction, the main business operations of the Company are focused on our real-name and membership-based blockchain shared shopping mall platform and cross-border e-commerce platform NONO Girl to be formally launched in 2020.

As the Company sold its juice related segment, the financial position and operating results of HeDeTang HK have been classified as discontinued operations within the accompanying consolidated financial statements of the Company.

Shared Shopping Mall

The Company has transformed its business from fruit juice manufacturing and distribution to a real-name and membership-based blockchain e-commerce platform that integrates blockchain and internet technology. On March 6, 2018, the Company established GlobalKey SharedMall Limited in the Cayman Islands to operating its global business service center based on blockchain technology.

The trial operation of GlobalKey ShareMall, also known as Chain Cloud Mall (CCM) started on December 26, 2018. On January 22, 2019, the Company formally launched Chain Cloud Mall, the real-name and membership-based blockchain shared shopping mall platform that integrates blockchain and internet technology and distinguishes itself by utilizing the automatic value distribution system of blockchain and sharing the value of the platform to all the participants in the system.

On June 1, 2019, CCM v2.0 was launched. Compared to the 1.0 version, CCM v2.0 has a wider variety of product categories, easier user interface, more transparent information, more stable operations, a higher security level, and faster logistics. Currently, CCM v2.0 adopts a “multi-vendor hosted stores + platform self-hosted stores” model. The platform supports various marketing methods, including point rewards programs, coupons, live webcasts, game interaction, and social media sharing. Besides the blockchain-powered features, CCM v2.0 is also fully equipped with the same functions and services that other Chinese leading traditional e-commerce platforms provide.

On August 2, 2019, CCM adopted the QRO anti-counterfeit code on the CCM. QRO code is a blockchain-powered unalterable Quick Response One (QRO) anti-counterfeit code issued by the manufacturer. It ensures the authenticity of products and directly links manufacturers with their targeted customers as a way of precision marketing. The system includes point issuance, point referral and discount points settlement. The brand-new business model creates a completely new source of data traffic for enterprises. Merchants in the Chain Cloud Mall issue their own blockchain points and anti-counterfeiting QR codes. Every product comes with unique anti-counterfeiting QR codes. Customers collect the points of the enterprise by scanning products for anti-counterfeiting check with their mobile phones. The successful collection of the merchant points confirms that the authentication of product from such enterprise.

On May 1, 2020, CCM v3.0 was launched. It creates a new value cycle system of online shopping mall with the real-name blockchain system. There are four major functions:

1.	Tracking reward points provided to its members.

2.	Blockchain anti-counterfeiting system.

3.	Member community system.

4.	Points promotion system.

The blockchain technology enables CCM to record every event or transaction on a distributed ledger and makes the whole process traceable. It also enables the CCM to record and provide CCM points to its members upon a successful new member and/or product referral, which can be used as credit when making purchases on CCM. It incentivizes its members to promote the platform and share the products with their social contacts, which in turn increases the sales through CCM.

Based on blockchain technology, CCM is established to transform the relationship between companies and consumers from a traditional selling and buying relationship to a value-sharing relationship. The platform will fairly distribute the benefits of the entire mall to users who engage in promotion, development, and consumption based on their contributions to the platform. The members of CCM are not only consumers and entrepreneurs but also participants, promoters and beneficiaries.

CCM has attracted a growing base of users, including members and non-members. These users are actively purchasing products on the platform. Members are the key participants on CCM and drivers of its growth. Our members typically pay to gain access to a dedicated app that provides access to a curated selection of products, exclusive membership benefits, and features, including discounted prices and point rewards. Members can refer others to become members and are rewarded for doing so. Members can also promote products on various social platforms and are rewarded if those users purchase our products.

Currently, there are three kinds of membership programs with different membership Fees. The members are required to log onto Chain Cloud Mall (CCM) app or web portal in order to download some of their rewarding points each day. The member could download all his/her rewarding points if he/she log onto the app or web portal for at least 200 days within the membership valid period which is 365 days. Members must renew their membership before expiration to continue earning points and enjoy the discounts. A non-member user can purchase products from the platform but does not enjoy the above mentioned benefits.

Membership benefits are as follows:

1)	Receive a merchandise gift package

2)	Exclusive discounts for merchandise sold on the Chain Cloud Mall (CCM) Web and App

3)	Receive CCM-Points upon a successful new member and product referral

CCM-Points can be used as coupons for the member’s future purchases on our app and website.

Since the trial operations of CCM began on December 26, 2018, CCM had approximately 164 and 6,401 users as of December 31, 2018 and December 31, 2019, respectively.

We currently generate revenues primarily from fixed membership fees and selling products on our platform to users, including both members and non-members. Membership revenue is recognized when a member registers and makes his/her first order on CCM app or web portal.

For the year ended December 31, 2019, approximately $0.54 million was recognized for fixed membership fees revenue from 6,401 members and approximately $0.39 million for merchandise sales revenue from orders on the Company’s own sales platform, which in total account for 56.7% of our total revenue.

Fruit Juice Concentrates and Fruit Beverages

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

The core products for the juice business are (1) fruit juice concentrates, mainly including concentrated apple, pear, and kiwi juices; (2) fruit beverages, including pure fruit beverages and fruit cider beverages; and (3) other fruit-related products, including, for example, fresh fruits, vegetables and fructose.

Fruit Juice Concentrate

Our family of fruit juice concentrate products mainly includes concentrated apple, pear, and kiwi juices.  Our concentrated kiwifruits are made of three different categories: kiwifruit puree, concentrated kiwifruit puree and concentrated kiwifruit juice. Kiwifruit puree is prepared from clean, sound kiwifruits that have been washed and sorted prior to processing. The kiwifruits are crushed and pressed and the pulp of the kiwifruit is kept. All of the water and some of the pulp are then removed from the kiwifruit puree and the sugar level is increased in order to produce concentrated kiwifruit puree. We use advanced technologies to maintain the natural flavors and nutrients of the kiwifruit puree. Kiwifruit puree and concentrated kiwifruit puree are ideal raw materials used in the production of concentrated kiwifruit juices, kiwifruit beverages, kiwifruit flavored ice creams, smoothies and health care products. Concentrated kiwifruit juice is made from concentrated kiwifruit puree by removing all of the remaining pulp. Concentrated apple juice and concentrated pear juice are prepared from fresh fruits during the “squeezing season” of a year, when fresh fruits are available in the market. Generally, the squeezing season for apples is from August through January or February of the following year, the squeezing season for pears is from July or August through April of the following year, and the squeezing season for kiwifruits is from September through December or January of the following year.

Our production line at the Shaanxi Qiyiwangguo factory can only produce puree and concentrated puree. We use the production line that produces concentrated apple and pear juice in the facility of the Jingyang branch of SkyPeople BVI to produce concentrated clear kiwifruit juice.

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

Competition and our Competitive Advantages

The e-commerce industry in China is intensely competitive. Our competitors include all major e-commerce companies in China, and other internet companies that engage in social e-commerce businesses.

We anticipate that the e-commerce industry will continually evolve and will continue to experience rapid technological change, evolving industry standards, shifting customer requirements, and frequent innovation. We must continually innovate to remain competitive.

We compete primarily on the basis of the following factors: (i) our ability to attract and retain a large number of members and other users and establish strong community bonding and maintain member loyalty through social interaction effectively; (ii) our shared shopping platform that enables users to buy products easily; (iii) strong fulfillment capabilities, including logistics and online payment, (iv) advanced technology infrastructure, and (v) reliable and flexible supply chain and strong manufacturing partner network.

We have a unique real-name and membership–based blockchain e-commerce shopping platform that integrates blockchain, internet technology and distinguishes itself by utilizing the automatic value distribution system of the blockchain and sharing the value of the platform to all the participants in the system. In addition to providing value and convenience to our members, we reward them for referring new members and promoting our products and helping to generate transactions. Based on blockchain technology, CCM is established to transform the relationship between companies and consumers from traditional selling and buying relationship to a value-sharing relationship. The platform will fairly distribute the benefit of the entire mall to users who engage in promotion, development, and consumption based on their contributions to the platform.

Our latest CCM v3.0 creates a new value cycle system of online shopping mall with the real-name blockchain system with following characteristics:

1.	Blockchain anti-counterfeiting

Using real-name blockchain technology to carry out anti-counterfeiting for products produced by the enterprises. The essence of anti-counterfeiting is to determine the person responsible for the product. Using real-name blockchain system, it provides the assurance to our customers to the authentication of the products they purchase and solve the problem of counterfeiting products in online shopping mall.

2.	Blockchain points settlement leads to secondary data traffic

Blockchain points are also discount coupons for enterprises, guiding customers to the platform of the enterprises, and provide them discounts when purchasing. This process is called secondary data traffic. Every company is aware of the importance of maintaining old customers. Blockchain anti-counterfeiting technology through scanning of QR codes by the customers helps companies identify such customers and allows them to systematically maintain contacts with such customers.

3.	Points promotion system

Points promotion system brings secondary data traffic comes with volume and high turnover ratio. All such sales are directed to the enterprise platform when customers possess and use enterprise coupons. With a high level of user stickiness, customers are likely to purchase products again and collect more blockchain points.

4.	Member community system to build a high value community

Anti-counterfeiting technology plus the Company’s secondary data traffic platform have created great value for the enterprises that have stores on our platform. By gathering all loyal customers to an enterprise platform, we can build a standard value community.With the same experiences and common interest, the value community of an enterprise can form a self-organizing system of customer groups to maximize the interests of such enterprise.

For our juice products, we believe that a number of companies are producing juice products that compete directly with our product offerings and some of our competitors have significantly more financial resources than we possess. Our apple juice concentrate competitors include Sdic Zhounglu Fruit Juice Co., Ltd., Yantai North Andre Juice Co., Ltd., Shaanxi Hengxing Fruit Juice and Shaanxi Haisheng Juice Holdings Co., Ltd. We also compete with fruit juice companies such as Wahaha, Huiyuan, Nongfu Guoyuan, Tongyi and Meizhiyuan. We believe our competitive advantages include the modern equipment and technology employed at our production factories in Shaanxi Province and the strategic locations of our manufacturing facilities. Our equipment and technology help us to improve product quality, control costs and allow us to meet international fruit juice production standards such as ISO9001, HACCP, and Kosher certifications, and those imposed by the United States Food and Drug Administration. In addition, our manufacturing facilities are strategically located near regional fruit production centers. For example, Shaanxi Province, where two of our manufacturing facilities are located, is known in the PRC for pear and kiwi production. Our proximity to regional fruit production centers enables us to purchase fresh fruits directly from farmers, avoid the need of transporting fresh fruit over long distances to processing facilities, reduce our transportation expenses and damage to fresh fruit during transportation, and helps us maintain a high quality of finished products by preserving freshness.

We believe that our management team, which includes Vincent Xue, our Chairman of Board of Directors, Shanchun Huang, Chief Executive Officer, Veronica Chen, our Chief Financial Officer, Yan Zhi, our Chief Technology Officer, and a seasoned team of senior managers with significant experience in the areas of operations, marketing, technology and finance, is one of the strongest management teams in e-commerce and blockchain technology and integrated fruit-related products industry.

Production Capacity

The following table sets forth our production capacity as of December 31, 2019.

Subsidiary/branch	Location	Products	Production capacity		Notes
Shaanxi Qiyiwangguo*	Zhouzhi county, Shaanxi province	Kiwi puree, concentrated kiwi puree and fruit beverages	(1)	Sorting fresh fruits: 10 tons fresh fruits per hour;	Approximately 1.5 tons of fresh fruits are used to produce 1 ton of puree; 4 to 4.5 tons of fresh fruits are used to produce 1 ton of concentrated puree
			(2)	Puree/concentrated puree: processing 20 tons of fresh fruits per hour;

			(3)	Fruit beverages: producing 6,000 bottles per hour

Jingyang branch of SkyPeople (China)*	Jingyang County, Xianyang City, Shaanxi Province	Concentrated apple and pear juice, concentrated kiwifruit juice and fruit-related products	(1)	Concentrated apple/kiwi/pear juice: processing 40 tons of fresh fruits per hour;	All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods
			(2)	Fructose: processing 10 tons of fresh fruits per hour

Yingkou*	Gaotai Town, Gaizhou, Liaoning Province	Concentrated apple juice	(1)	Processing 20 tons of fresh fruits per hour	All concentrated juice products are manufactured using the same type of production line with slight variations in processing methods.

* All these are the subsidiaries of HeDeTang HK and were transferred along with the transfer of HeDeTang HK to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang HK and New Continent International Co., Ltd. on September 18, 2019.

Industry and Principal Markets

E-commerce Industry and Social e-commerce Platforms in China

According to digital data and research company eMarketer, China has the most mobile users in the world and more e-commerce activity than any other country in the world. In 2017, Chinese consumers spent more than $750 billion online – more than the UK and US combined. And in June 2019, retail e-commerce spend in China for 2019 was said to increase 27.3% to $1.935 trillion – making up 36.6% of total retail sales, according to digital data and research company eMarketer. eMarketer also forecast Chinese retail e-commerce sales to maintain its strong growth through the end of its forecast in 2023.

Blockchain Technology and Digital Economy Development

In 2016, the China State Council included blockchain technology as a new technology and started the promotion and development of blockchain technology and applications. Since then, the central and local governments have issued relevant supervision and support policies to support blockchain technology and industry development to enable commercialization.  In April 2020, the Chinese Ministry of Industry and Information Technology (“MITT”) announced that it will strongly support technological innovation and industrial applications such as blockchain technology. Blockchain technology is now widely used by Chinese leading financial organizations and institutions. In early 2020, Alibaba announced its integration of a full-link traceability blockchain system into its importation e-commerce platform, Kaola.

2020 is a year of China-ASEAN digital economic cooperation. Leading high-quality development with a credible digital economy is becoming a new highlight in the development of cooperation between China and ASEAN countries. In the field of digital economy, China and ASEAN countries have a good foundation and environment of cooperation. We believe it is a good time to create application demonstration projects through the construction of digital infrastructure, support for 5G networks, the advancement of artificial intelligence, the initiation of innovative applications of blockchain and other emerging technologies.

At present, ASEAN countries hope to keep up with the development of the digital economy in order to start the digitalization of border markets, e-commerce, cross-border settlement, smart logistics, supply chain finance and traditional industries as soon as possible. As a basic and systematic technology and facility, the application of blockchain is expected to become an important force for future industrial revolution.

Market of Fruit Juice

Fruit juices in the Chinese market are mainly dominated by juice mixtures, smoothies & orange juice. The Chinese market of fruit and high pressure processing (HPP) vegetable juices is very competitive. Forecasts indicate likely coconut and other plant water booms; and demand for HPP juices is on the rise. According to website of www.China juice.net, revenue in the juice market amounted in China to US$4,639 million in 2019.

Marketing, Sales and Distribution

For our CCM shared shopping mall, we incentivize our members to recommend and market products through their own social networks and communities. Customers tend to find recommendations by influencers, including friends and families, who customers tend to deem trustworthy. Members who promote products are rewarded if other users purchase our products based on that promotion.

We market our juice products through two primary methods: attendance at international exhibitions and sales made through distributors and trade websites. Our marketing and sales teams work closely together to maintain a consistent message to our customers.

The sales team is divided into three subdivisions, focusing on the sales of fruit juice concentrates, fruit beverage products and derivative products including foods. We sell our products either indirectly through distributors with good credit histories or directly to end-users.

The Chinese market drives our fruit beverage sales, with most beverages sold through provincial, city and county-level agents.

Raw Materials and Other Supplies

Historically, fresh fruits, including apples, pears and kiwifruits were the primary raw materials for our juice related products. The continuous supply of high quality fresh fruit was necessary for the fruit juice related operations.

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

For our E-commerce business, we don’t carry large inventory for our sales platform, instead we are mainly a service provider.

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

The E-commerce business is less susceptible to disruption due to seasonality.

Government Regulations

Food and Beverage Regulations and Permits

Our products are subject to central government regulation as well as provincial government regulation in Shaanxi, Hubei and Liaoning Provinces. Business and product licenses must be obtained through application to the central, provincial and local governments. We have obtained our business licenses to operate domestically in the PRC and export products under the laws and regulations of the PRC. We obtained business licenses to conduct businesses, including an operating license to sell packaged foods such as concentrated fruit and vegetable juices, fruit sugar, fruit pectin, frozen and freeze dried fruits and vegetables, dehydrated fruits and vegetables, fruit and vegetable juice drinks, fruit cider and organic food. Business, company and product registrations are certified on a regular basis and we must comply with the laws and regulations of the PRC, provincial and local governments and industry agencies.

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

The Chinese government recently tightened its enforcement of existing and new environmental regulations. The Company is in the process of adapting to the new standards and certain of our construction projects have been delayed or suspended.

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

Moreover, the E-Commerce Law imposes a requirement on operators of e-commerce platforms to assist in tax collection with respect to income generated by sellers from transactions conducted on e-commerce platforms, including among others, submitting to the tax authority information on the identities of sellers on e-commerce platforms and other information relating to tax payment. Failure to comply with the requirement may result in operators of e-commerce platform being subject to fines and, in severe circumstances, suspension of business operations of e-commerce platforms. If the merchants on our platform were deemed to be selling our products on consignment basis, the PRC tax authorities may require our members to make tax registration and request our assistance in these efforts, pursuant to the new E-Commerce Law, and the merchants may be subject to more stringent tax compliance requirements. See “Risk Factors— Failure to comply with the relatively new E-Commerce Law may have a material adverse impact on our business, financial conditions and results of operations.” According to the EIT Law, the VAT Law and other applicable regulations, sellers that conduct transactions on e-commerce platforms are generally subject to enterprise income tax at a rate of 25%, and value-added tax at a rate of 13% or 9% for services or products sold on the e-commerce platforms. Certain sellers that are deemed as small taxpayers under PRC law are subject to reduced value-added tax at a rate of 3%.

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

In March 2009, MIIT issued the Administrative Measures for Telecommunications Business Operating Permit, or the Telecom Permit Measures, which was implemented in 2009 and most recently amended in 2017. Pursuant to the Telecom Permit Measures, the operation scope of the value-added telecommunication business operating license, or VATS license, shall detail the permitted activities of the enterprise to which it is granted. An approved telecommunication services operator shall conduct its business in accordance with the specifications recorded on its VATS License. The VATS Licenses can be further categorized based on the specific business operations permitted to be carried out under such licenses, including among others, the VATS Licenses for internet information services, or the ICP License, and the VATS License for electronic data interchange business, or the EDI License. In addition, a VATS License holder is required to obtain approval from the original permit-issuing authority prior to any change to its shareholders, business scope or other information recorded on such license. In February 2015, the State Council issued the Decisions on Cancelling and Adjusting a Batch of Administrative Approval Items, which, among other things, replaced the pre-registration approval requirement for telecommunications businesses with a post-registration approval requirement.

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

Regulations Relating to Internet Information Security and Privacy Protection

Internet information in China is regulated from a national security standpoint. The National People’s Congress, or the NPC, enacted the Decisions on Preserving Internet Security in December 2000 and amended in August 2009, which subject violators to potential criminal punishment in China for any attempt to: (i) gain improper entry into a computer or system of strategic importance; (ii) disseminate politically disruptive information; (iii) leak state secrets; (iv) spread false commercial information; or (v) infringe intellectual property rights. The Ministry of Public Security of the PRC, or the MPS, promulgated the Administrative Measures for the Computer Information Network and Internet Security Protection in December 1998 and amended in January 2011, which prohibits use of the internet in ways which, among other things, result in a leak of state secrets or a spread of socially destabilizing content. If an internet information service provider violates these measures, the MPS and its local branches may issue a warning, confiscate the illegal gains, impose fines, and, in severe cases, advise competent authority to revoke its operating license or shut down its websites.

Under the Several Provisions on Regulating the Market Order of Internet Information Services, issued by the MIIT in December 2011 and implemented in March 2012, an internet information service provider may not collect any user personal information or provide any such information to third parties without the consent of the user. An internet information service provider must expressly inform the users of the method, content and purpose of the collection and processing of such user personal information and may only collect such information necessary for the provision of its services. An internet information service provider is also required to properly maintain the user’s personal information, and in case of any leak or likely leak of the user’s personal information, the internet information service provider must take immediate remedial measures and, in severe circumstances, immediately report to the telecommunications authority. Moreover, pursuant to the Ninth Amendment to the Criminal Law issued by Standing Committee of the National People’s Congress (the “SCNPC”) in August 2015 and implemented in November 2015, any internet service provider that fails to fulfill the obligations related to internet information security administration as required by applicable laws and refuses to rectify such failure upon orders, shall be subject to criminal penalty for the result of (i) any dissemination of illegal information in large scale; (ii) any severe effect due to the leakage of the client’s information; (iii) any serious loss of criminal evidence; or (iv) other severe situation. Any individual or entity that (i) sells or provides personal information to others in a way violating the applicable law, or (ii) steals or illegally obtains any personal information, shall be subject to criminal penalty in severe situation. In addition, the Interpretations of the Supreme People’s Court and the Supreme People’s Procuratorate of the PRC on Several Issues Concerning the Application of Law in Handling Criminal Cases of Infringing Personal Information, issued in May 2017 and implemented in June 2017, clarified certain standards for the conviction and sentencing of the criminals in relation to personal information infringement.

In November 2016, the SCNPC promulgated the Cyber Security Law of the PRC, or the Cyber Security Law, which became effective on June 1, 2017. The Cyber Security Law requires that a network operator, which includes, among other things, internet information services providers, take technical measures and other necessary measures in accordance with applicable laws and regulations and the compulsory requirements of the national and industrial standards to safeguard the safe and stable operation of its networks. We are subject to such requirements as we are operating websites and mobile applications and providing certain internet services mainly through our mobile applications. The Cyber Security Law further requires internet information service providers to formulate contingency plans for network security incidents, report to the competent departments immediately upon the occurrence of any incident endangering cyber security and take corresponding remedial measures.

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

Regulations Relating to Pyramid Selling in the PRC

The Regulations on Prohibition of Pyramid Selling, that were promulgated by the State Council in August 2005 and became effective in November 2005, prohibit pyramid selling activities. According to the Regulations on Prohibition of Pyramid Selling, the following activities taken by organizers or operators are considered as “pyramid selling”: (i) taking in new members and compensating each member by giving material awards or other financial benefits, based upon the number of new members directly or indirectly introduced by such member on a rolling basis, so as to gain illegal benefits; or (ii) requesting a sum of money as entry fee or as a condition to membership for new members, either directly or through purchasing commodities, so as to gain illegal benefits; or (iii) requesting members to introduce additional members to establish a multi-level relationship and compensating each member based on the level of sales generated by the additional members introduced by such member, so as to gain illegal benefits. The PRC laws and regulations have not defined “illegal benefit” and the determination of gaining “illegal benefit” is to a large extent subject to discretionary view of the competent authorities in the PRC. Any individual or entity engaging in organization of pyramid selling may be subject to confiscation of illegal gains and fines ranging from RMB0.5 million to RMB2.0 million (US$0.3 million), and criminal liabilities if a crime is committed. On March 23, 2016, the former State of Administration of Industry and Commerce (which has been merged into SAMR) promulgated the Risk Warning for New Types of Pyramid Selling, which provides that if an activity satisfies the three features stated above at the same time, it will be identified as pyramid selling, regardless of whether any illegal benefit is obtained. We believe we  don’t request a sum of money as entry fee through purchasing commodities, our membership package, which individuals are  required purchase to become a member of our platform, include a set of selected products or services and access to our app containing membership benefits and features. Also, we grant to our members upon a successful new member referral to blockchain points, which are not redeemable for cash and can only be used as coupons for future purchases on our platform. We also avoid establishing multi-level relationship of members, we grant members incentives only for products sold directly via the links that such member shares through his/her social network, and not for products sold via links shared by any other member that was originally invited by such member. In addition, since we have provided products of value and services to our members as consideration for purchasing our membership package, and the products on our platform are offered at market prices, we believe our current business practices do not constitute as gaining “illegal benefits.” We believe that our current business model is not in violation of applicable PRC laws and regulations, including the Regulations on the Prohibition of Pyramid Selling. See “Risk Factors—If our business model were found to be in violation of applicable laws and regulations, our business financial condition and results of operations would be materially and adversely affected.”

Regulations Relating to Intellectual Property in the PRC

Trademark

The PRC Trademark Law and its implementation rules protect registered trademarks. The PRC Trademark Office of State Administration of Industry and Commerce is responsible for the registration and administration of trademarks throughout the PRC. The Trademark Law has adopted a “first-to-file” principle with respect to trademark registration. Registered trademarks are granted a valid term of ten years, which can be renewed each time for another ten years commencing from the day after the expiry date of the last period of validity if the required renewal formalities have been completed. Pursuant to the PRC Trademark Law, counterfeit or unauthorized production of the label of another person’s registered trademark, or sale of any label that is counterfeited or produced without authorization will be deemed as an infringement to the exclusive right to use a registered trademark. The infringing party will be ordered to stop the infringement immediately, a fine may be imposed, and the counterfeit goods will be confiscated. The infringing party may also be held liable for the right holder’s damages, which will be equal to the gains obtained by the infringing party or the losses suffered by the right holder as a result of the infringement, including reasonable expenses incurred by the right holder for stopping the infringement. The Company currently holds 10 trademarks in China, including Hedetang, SkyPeople, Qianmeiduo, VCFruits King, ZhenGuoShu, ZhenMiHouTao, ZhenSangshen, ZhenShiLiu, Quangou, FullMart. All these trademarks are owned by the subsidiaries of HeDeTang HK and were transferred along with the transfer of HeDeTang HK to New Continent International Co., Ltd. on February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang HK and New Continent International Co., Ltd. on September 18, 2019.

Domain Name

The MIIT promulgated the Measures on Administration of Internet Domain Names, or the Domain Name Measures, on August 24, 2017, which took effect on November 1, 2017. The MIIT is the major regulatory body responsible for the administration of PRC internet domain names, under supervision of which the China Internet Network Information Center, or CNNIC, is responsible for the daily administration of “.cn” domain names and Chinese domain names. CNNIC adopts a “first-to-file” principle with respect to the registration of domain names. Applicants for registration of domain names must provide the true, accurate and complete information of their identities to domain name registration service institutions. The applicants will become the holder of such domain names upon the completion of the registration procedure. The Company current has 20 registered Internet Domain names, including dcon.top, dcon.cc, dconio.com, dconpay.com, digipay.ink, digipay.vip, digipay.ltd, digipay.net.cn, globalkey.store, globalkey.shop, globalkey.vip, globalkey.net.cn, globalkey.top, globalkey.cc, ftft.top, digipay.one, globalkey.one,ftex.one, ftftex.com gksharedmall.net, gksharedmall.com, gksharedmall.cn and intervalue.one. All these Domain names are owned by the subsidiaries of DigiPay.

Copyright

The PRC Copyright Law, or the Copyright Law, which took effect on June 1, 1991 and was amended in 2001 and 2010, provides that Chinese citizens, legal persons, or other organizations shall, whether published or not, own copyright in their copyrightable works, which include, among other things, works of literature, art, natural science, social science, engineering technology and computer software. Copyright owners enjoy certain legal rights, including the right of publication, right of authorship and right of reproduction. The Copyright Law extends copyright protection to Internet activities, products disseminated over the Internet and software products. In addition, the Copyright Law provides for a voluntary registration system administered by the China Copyright Protection Center, or the CPCC. According to the Copyright Law, an infringer of copyrights shall be subject to various civil liabilities, which include ceasing infringement activities, apologizing to the copyright owners and compensating the loss of copyright owner. Infringers of copyright may also be subject to fines and/or administrative or criminal liabilities in severe situations.

Pursuant to the Computer Software Copyright Protection Regulations promulgated by the State Council on December 20, 2001 and amended on January 30, 2013, Chinese citizens, legal persons and other organizations shall enjoy copyright on software they develop, regardless of whether the software is released publicly. Software copyright commences from the date on which the development of the software is completed. The protection period for software copyright of a legal person or other organizations shall be 50 years, concluding on December 31 of the 50th year after the software’s initial release. The software copyright owner may go through the registration formalities with a software registration authority recognized by the State Council’s copyright administrative department. The software copyright owner may authorize others to exercise that copyright, and is entitled to receive remuneration. The company owns copyright for the software for its cross-border e-commerce platform NONOGIRL application.

Intellectual Property

According to the PRC Patent Law (revised in 2008), the State Intellectual Property Office is responsible for administering patent law in the PRC. The patent administration departments of provincial, autonomous region or municipal governments are responsible for administering patent law within their respective jurisdictions. The Chinese patent system adopts a first-to-file principle, which means that when more than one person files different patent applications for the same invention, only the person who files the application first is entitled to obtain a patent of the invention. Patents in China fall into three categories: invention, utility model and design. To be patentable, an invention or a utility model must meet three criteria: novelty, inventiveness and practicability. A patent is valid for twenty years in the case of an invention and ten years in the case of utility models and designs.

We hold twenty-one active patents granted by the State Intellectual Property Office of the PRC, (“SIPO”), which include the following. All these patents were sold along with HedeTang HK pursuant to the Transfer Agreement SkyPeople BVI entered with New Continent International Co., Ltd on September 18, 2019.

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

We believe that our continued success and competitive status depend largely on our proprietary technology and ability to innovate. We have taken measures to protect the confidentiality of our proprietary technologies and processes. We rely on a combination of know-how, patent and trade secret laws, as well as confidentiality agreements to protect our proprietary rights. We will take the necessary action to seek remuneration if we believe our intellectual property rights have been infringed upon. As of December 31, 2019, we held twenty-one active patents granted by SIPO related to breaking up and separating fruit peel; removing fruit peel and fruit hair; production of various concentrated fruit juice; and bottle tags, respectively. These patents have a duration of 10 years. However, we do not have patents on certain other intellectual property that we possess.

We also hold registered trademarks for our “Hedetang” brand with the Trademark Bureau of the State Administration for Industry and Commerce (“SAIC”) granted on September 14, 2008 in Category 29, Category 30, Category 31 and Category 32, and on April 21, 2009 in Category 5. The trademarks expire on September 13, 2028 and April 20, 2029, respectively, and can be extended upon expiration.

We hold registered trademarks for our “SkyPeople” brand with the Trademark Bureau of the SAIC in Category 30 and Category 32 with period of validity from May 14, 2011 to May 13, 2021, and in Category 31 with period of validity from September 7, 2011 to September 6, 2021. The registration of such trademarks can be extended upon expiration if all formalities are met.

Employees

As of December 31, 2019, we had 222 full-time employees and 1 part-time employees, all of whom are located in the PRC. None of our employees are covered by a collective bargaining agreement as of the date of this Report.

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

Risks Related to Our Business

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations and financial results.

In recent years, there have been outbreaks of epidemics in various countries, including China. Recently, there was an outbreak of a novel strain of coronavirus (COVID-19) in China, which has spread rapidly to many parts of the world, including the U.S. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has resulted in, among other things, quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China and in the U.S.

Substantially all of our revenues are generated in China. Consequently, our results of operations will likely be adversely, and may be materially, affected, to the extent that COVID-19 or any other epidemic harms the Chinese and global economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by government authorities and other entities to contain COVID-19 or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

●	temporary closure of offices, travel restrictions or suspension of transportation of our products to our customers and our suppliers, who have been negatively affected, and could continue to be negatively affected, on their ability to fulfill our demands;

●	our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase our products and services, which may materially adversely impact our revenue;

●	We may have to provide significant sales incentives to our customers in response to the COVID-19 outbreak, which may in turn materially adversely affect our financial condition and operating results;

●	The business operations of our customers and suppliers have been and could continue to be negatively impacted by the outbreak, which may result in loss of customers or disruption of our services, which may in turn materially adversely affect our financial condition and operating results;

●	any disruption of our supply chain, logistics providers or customers could adversely impact our business and results of operations, including causing our suppliers to cease manufacturing products for a period of time or materially delay delivery to customers, which may also lead to loss of customers, as well as reputational, competitive and business harm to us;

●	many of our customers, distributors, suppliers and other partners are individuals and small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted;

●	The global stock markets have experienced, and may continue to experience, significant decline from the COVID-19 outbreak, which could materially adversely affect our stock price; and

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak and the local and global response cannot be reasonably estimated at this time, and our results for the first quarter and full year of 2020 may be adversely affected.

The global economy has also been materially negatively affected by the COVID-19 and there is continued severe uncertainty about the duration and intensity of its impacts. The Chinese and global growth forecast is extremely uncertain, which would seriously affect the consumer spending on shopping malls.

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Further, as we do not have access to a revolving credit facility, there can be no assurance that we would be able to secure commercial debt financing in the future in the event that we require additional capital. We currently believe that our financial resources will be adequate to see us through the outbreak. However, in the event that we do need to raise capital in the future, outbreak-related instability in the securities markets could adversely affect our ability to raise additional capital.

In general, our business could be adversely affected by the epidemics, including, but not limited to, COVID-19, avian influenza, severe acute respiratory syndrome (SARS), the influenza A virus, the Ebola virus, or other outbreaks. In response to an epidemic or other outbreaks, governments and other organizations may adopt regulations and policies that could lead to severe disruption to our daily operations, including temporary closure of our offices and other facilities. These severe conditions may cause us and/or our partners to make internal adjustments, including but not limited to, temporarily closing down business, limiting business hours, and setting restrictions on travel and/or visits with clients and partners for a prolonged period of time. Various impacts arising from severe conditions may cause business disruption, resulting in material, adverse effects to our financial condition and results of operations.

Economic conditions have had and may continue to have an adverse effect on consumer spending on our products.

The worldwide economy remains volatile and may have entered in global recession. The adverse effect of a sustained international economic downturn, including sustained periods of decreased consumer spending, high unemployment levels, declining consumer or business confidence and continued volatility and disruption in the credit and capital markets, would likely result in reduced demand for our products and service as consumers may forego certain purchases. To the extent an international economic downturn develops, we could experience a reduction in sales volume. If we are unable to reduce our operating costs and expenses proportionately, many of which are fixed, our results of operations would be adversely affected.

We may not be able to effectively control and manage our growth, and a failure to do so could adversely affect our operations and financial condition.

If our newly developed blockchain based e-commerce business and markets experience significant growth, we will need to expand our business to maintain our competitive position. We may face challenges in managing and financing expansion of our business, facilities and product offerings, including challenges relating to integration of acquired businesses and increased demands on our management team, employees and facilities. Failure to effectively deal with increased demands on us could interrupt or adversely affect our operations and cause production, service and transportation backlogs, longer new products or services development time frames and administrative inefficiencies. Other challenges involved with expansion, acquisitions and operation include:

●	unanticipated costs;

●	the diversion of management’s attention from other business concerns;

●	potential adverse effects on existing business relationships with suppliers and customers;

●	obtaining sufficient working capital to support expansion;

●	expanding our product offerings and maintaining the high quality of our products and services;

●	continuing to fill customers’ orders on time; maintaining adequate control of our expenses and accounting systems;

●	successfully integrating any future acquisitions; and

●	anticipating and adapting to changing conditions in the blockchain and/or ecommerce online shopping industries and financial technology, whether from changes in government regulations, mergers and acquisitions involving our competitors, technological developments or other economic, competitive or market dynamics.

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

As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage, enhance our technological capabilities or otherwise offer growth opportunities. From time to time, we review investments in new businesses and we expect to make investments in, and to acquire, businesses, products or technologies in the future. In the event of any future acquisitions, we may expend significant cash, incur substantial debt and/or issue equity securities and dilute the percentage ownership of current shareholders, all of which could have a material adverse effect on our operating results and the price of our stock. We cannot guarantee that we will be able to successfully integrate any businesses, products, technologies or personnel that we may acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

We could be adversely affected by diminishing confidence in the safety and quality of certain food products or ingredients. As a result, we may elect or be required to incur additional costs aimed at increasing consumer confidence in the safety of our juice products. In addition, our concentrated fruit juices exported to foreign countries must comply with quality standards in those countries. Our success depends on our ability to maintain the quality of our existing and new products. Product quality issues, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish the image of our brands and may cause consumers to choose other products and claim for damages due to product quality issues, which could negatively impact our financial results.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

Our success depends, in part, on our ability to protect our proprietary technologies. The process of seeking intellectual property protection can be lengthy and expensive and we cannot guarantee that our existing or future intellectual property rights will be fully protected or bring us the commercial advantages. We also cannot guarantee that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make or sell our products in the PRC or other countries.

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

Regulation of digital assets, cryptocurrencies, blockchain technologies, and the blockchain platform we are developing is currently undeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or the means of transaction or in transferring them. Failure by our subsidiaries to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

Intellectual property infringement claims may adversely impact our results of operations.

As we develop and introduce new products and services, we may be increasingly subject to claims of infringement of another party’s intellectual property. If a claim for infringement is brought against us, such claim may require us to modify our products or services, cease selling certain products or engage in litigation to determine the validity and scope of such claims. Any of these events may harm our business and results of operations.

Our business and operations may be subject to disruption from work stoppages, terrorism or natural disasters.

Our operations may be subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters and events beyond our control. If a major incident were to occur in any of the regions where our facilities or offices are located, our facilities or offices or those of critical suppliers and customers could be damaged or destroyed. Such a disruption could result in a reduction in available raw materials, the temporary or permanent loss of critical data, suspension of operations, delays in shipment of products and disruption of business generally, which would adversely affect our revenue and results of operations.

Our success depends substantially on the continued retention of certain key personnel and our ability to hire and retain qualified personnel in the future to support our growth.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. While we depend on the abilities and participation of our current management team generally, we rely particularly upon Mr. Yongke Xue, our Chairman of the Company’s Board of Directors (the “Board”); Shanchun Huang, our chief executive officer (“CEO”); Mr. Kai Xu, our chief operating officer (“COO”); Mr. Zhi Yan, our chief technology office (“CTO”) and Ms. Jing Chen, our chief financial officer (“CFO”). The loss of the services of Messrs. Yongke Xue, Shanchun Huang, Kai Xu, Zhi Yan or Jing Chen for any reason could significantly adversely impact our business and results of operations. Competition for senior management and senior technology personnel in the PRC is intense and the pool of qualified candidates is very limited. Accordingly, we cannot guarantee that the services of our senior executives and other key personnel will continue to be available to us, or that we will be able to find a suitable replacement for them if they were to leave.

Our e-commerce business depends on the continued use of the Internet and the adequacy of the Internet infrastructure.

Our e-commerce business depends upon the widespread use of the Internet and e-commerce. Factors which could reduce the widespread use of the Internet for e-commerce include, without limitation, actual or perceived lack of security of information or privacy protection, cyberattacks or other disruptions or damage to the Internet or to users’ computers, significant increases in the costs of transportation of goods, and taxation and governmental regulation.

Our business depends on our website, app, network infrastructure and transaction-processing systems.

Our e-commerce business is completely dependent on our infrastructure. Any system interruption that results in the unavailability of our website, app or reduced performance of our transaction systems could reduce our ability to conduct our business. We use internally and externally developed systems for our website, app and our transaction processing systems. We expect to experience system interruptions due to software failure. We may also experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season. Capacity constraints can cause system disruptions, slower response times, delayed page presentation, degradation in levels of customer service and other problems. We may also experience difficulties with our infrastructure upgrades. Any future difficulties with our transaction processing systems or difficulties upgrading, expanding or integrating aspects of our systems may cause system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of order fulfilment or other problems.

If the location where all of our computer and communications hardware is located is compromised, our business, prospects, financial condition and results of operations could be harmed. If we suffer an interruption or degradation of services at the location for any reason, our business could be harmed. Our success, and in particular, our ability to successfully receive and fulfil orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. These limitations could have an adverse effect on our conversion rate and sales. Our disaster recovery plan may be inadequate, and we do not carry business interruption insurance to compensate us for the losses that could occur. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfil customer orders. The occurrence of any of the foregoing risks could harm our business.

Our platform requires frequent updates on pricing from our vendors. If these updates are inaccurate or do not occur, there could be a negative influence on our business.

We update the prices of products listed on our site frequently from our vendors. If we are unable to obtain, or are not provided updated pricing information from our vendors, or if we fail to act on information from our vendors, then it could require us to remedy the pricing difference to complete the transaction, or source the product from an alternative vendor at their price, which could materially adversely affect our financial results.

We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

Our e-commerce business is entirely dependent on the secure operation of our website and systems as well as the operation of the Internet generally. Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. A number of large Internet companies have suffered security breaches, some of which have involved intentional attacks. From time to time we and many other Internet businesses also may be subject to a denial of service attacks wherein attackers attempt to block customers’ access to our Website. If we are unable to avert a denial of service attack for any significant period, we could sustain substantial revenue loss from lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks.

Cyberattacks may target us, our customers, our suppliers, banks, payment processors, e-commerce in general or the communication infrastructure on which we depend. If an actual or perceived attack or breach of our security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants. A person who is able to circumvent our security measures might be able to misappropriate our or our users’ proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

Failure to comply with the relatively new E-Commerce Law may have a material adverse impact on our business, financial conditions and results of operations.

As the e-commerce industry is still evolving in China, new laws and regulations may be adopted from time to time to address new issues that arise from time to time. For example, in August 2018, the Standing Committee of the National People’s Congress promulgated the E-Commerce Law, which became effective on January 1, 2019. The E-Commerce Law generally provides that e-commerce operators must obtain administrative licenses if business activities conducted by the e-commerce operators are subject to administrative licensing requirements under applicable laws and regulations. In addition, the E-Commerce Law imposes a number of obligations on e-commerce platform operators, including the obligations: (i) to verify and register platform merchants, (ii) to ensure platform cybersecurity, including, but not limited to, data privacy, (iii) to ensure fair dealing and the legitimate rights and interests of consumers on the platform, (iv) to publicize transaction information preservation and transaction rules, and (v) to protect intellectual properties. See “Item 1. Overview—Government Regulations—Regulations Relating to E-Commerce” for further details. As the E-Commerce Law is relatively new, no detailed interpretation and implementation rules have been promulgated, and it remains uncertain how the E-Commerce Law will be interpreted and implemented. We cannot assure you that our current business operations satisfy the obligations provided under the E-Commerce Law in all respects. If the PRC governmental authorities determine that we are not in compliance with all the requirements proposed under the E-Commerce Law, we may be subject to fines and/or other sanctions.

The E-Commerce Law also imposes a requirement on operators of e-commerce platforms, such as our company, to assist in tax collection with respect to income generated by sellers from transactions conducted on e-commerce platforms, including, among others, submitting to the tax authority information on the identities of sellers on e-commerce platforms and other information relating to tax payment. Failure to comply with the requirement may result in operators of e-commerce platforms being subject to fines and, in severe circumstances, suspension of business operations of e-commerce platforms. Substantial uncertainties exist regarding the interpretation and implementation of the E-Commerce Law. We encourage and incentivize merchants to promote the products on our platform. If the merchants were deemed to be selling our products on consignment basis, the PRC tax authorities may require them to make tax registration and request our assistance in these efforts, pursuant to the E-Commerce Law, and the merchants on our platform may be subject to more stringent tax compliance requirements. The PRC government may adopt additional requirements from time to time, and we may be requested by tax authorities to provide further assistance in the enforcement of tax regulations, such as disclosure of transaction records and bank account information of the merchants, and withholding taxes for such merchants. If any of these were to occur, we may lose our existing stores or fail to attract new stores on our platform and the level of activity may be reduced on our platform. We may also incur increased costs and expenses as a result. The tightened tax enforcement by PRC tax authorities in the e-commerce industry, such as imposition of reporting or withholding obligations on operators of e-commerce platforms with respect to tax payable of merchants on e-commerce platforms, may have a material and adverse effect on our business, financial condition and results of operations.

If our business model were found to be in violation of applicable laws and regulations, our business, financial condition and results of operations would be materially and adversely affected.

In August 2005, the State Council promulgated the Regulations on the Prohibition of Pyramid Selling, which prohibits individuals and entities in China from engaging in pyramid selling. See “Item 1. Overview—Government Regulations—Regulations Relating to Pyramid Selling in the PRC.” We believe that our current business model is not in violation of applicable PRC laws and regulations, including the Regulations on the Prohibition of Pyramid Selling. However, there is no assurance that the relevant government authorities will find our business model not in violation of any applicable regulations, given the uncertainties in the interpretation and application of existing PRC laws, regulations and policies relating to our current business model, including, but not limited to, regulations regulating pyramid selling. Moreover, new laws, regulations or policies may also be promulgated in the future, and there is no assurance that our current business model will be in full compliance with the new laws, regulations or policies. If our business model were to be found in violation in the future, we will have to make adjustment to our business model or cease certain of our business operations, and the relevant governmental authorities may confiscate any illegal gains and impose a fine, which would have a material and adverse impact on our business, financial condition and results of operations.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks significant public company experience, which could impair our ability to comply with legal and regulatory requirements such as, but not limited to, those imposed by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Our senior management does not have significant experience managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may be unable to implement programs and policies in an effective and timely manner or that adequately respond to the increased legal, regulatory and reporting requirements associated with being a publicly traded company. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties, distract our management from attending to the management and growth of our business, result in a loss of investor confidence in our financial reports and have an adverse effect on our business and stock price.

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

Rules adopted by the SEC, or the Commission, pursuant to Sarbanes-Oxley Section 404 require annual assessment of our internal controls over financial reporting. This requirement first applied to our annual report on Form 10-K for the fiscal year ended December 31, 2008. The standards that must be met for management to assess the internal controls over financial reporting as effective are relatively new and complex, and they require significant documentation, testing and possible remediation to meet the detailed standards. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting as we have done previously, we will be unable to assert that our internal controls are effective. If we continue to be unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could harm our business and cause the price of our stock to decline.

We may need additional capital to fund our future operations and, if it is not available when needed, we may need to reduce our planned development and marketing efforts, which may reduce our sales revenue.

We believe that our existing working capital and cash available from operations will enable us to meet our working capital requirements for at least the next twelve months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of distribution channels and associated support personnel require a significant commitment of resources. In addition, if the markets for our products and services develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenues, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities or other methods, the issuance of such securities could result in dilution of the shares held by existing shareholders. If additional funds are raised through the issuance of debt securities, such securities may provide the holders certain rights, preferences, and privileges senior to those of common shareholders, and the terms of such debt could impose restrictions on our operations. We cannot guarantee that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

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

We will no longer have any equity participation in HeDeTang HK or in the fruit juice industry.

After the Sale Transaction closed on February 27, 2020, we will have no ongoing equity participation in the fruit juice business in China. We will cease to participate in HeDeTang HK’s future earnings or growth, if any, and will not participate in any potential future sale of HeDeTang HK even if there is significant growth of fruit juice business in China in the future. It is possible that New Continent could sell some or all of its equity in HeDeTang HK following the Sale Transaction at a valuation higher than that being paid in the Sale Transaction and New Continent could realize significant returns on its equity investment in HeDeTang.

We may be exposed to litigation related to the Sale Transaction on February 27, 2020 from the holders of our common stock.

Transactions such as the Sale Transaction are often subject to lawsuits by stockholders. Particularly because the holders of our common stock will not receive any consideration from the Sale Transaction, it is possible that they may sue the Company or the Board of Directors. Such lawsuits could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We are subject to the risk of increased income taxes, which could harm our business, financial condition and operating results.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. We currently operate through three direct wholly-owned subsidiaries: DigiPay FinTech Limited, a company incorporated under the laws of the British Virgin Islands, Digital Online Marketing Limited, a company organized under the laws of the British Virgin Islands, and SkyPeople Foods Holding Limited, a company organized under the laws of the British Virgin Islands, and their subsidiaries and VIE in Hong Kong, Japan, Cayman Islands and China, and we maintain manufacturing and e-commerce operations in China. Any of these jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. If we become subject to additional taxes in any jurisdiction, such tax treatment could materially and adversely affect our business, financial condition and operating results.

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

Certain of our subsidiaries have received government subsidies from local governments. We recognized $1,001 and $0 in government subsidies for fiscal years 2019 and 2018, respectively. Past government grants or subsidies are not indicative of what we will obtain in the future. We cannot guarantee that we will continue to be eligible for government grants or other forms of government support. In the event that we are no longer eligible for grants, subsidies or other government support, our business and financial condition could be adversely affected.

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

We are a holding company incorporated in the State of Florida and do not have any assets or conduct any business operations other than our investments in our subsidiaries and affiliates. As a result of our holding company structure, we rely entirely on dividend payments from our subsidiaries in China. PRC accounting standards and regulations currently permit payment of dividends only out of accumulated profits, a portion of which is required to be set aside for certain reserve funds. Furthermore, if our subsidiaries in China incur debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. Although we do not intend to pay dividends in the future, our inability to receive all of the revenue from our China subsidiaries’ operations may provide an additional obstacle to our ability to pay dividends if we so decide in the future.

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

Additionally, the 2006 M&A Rules also purport to require that an offshore special purpose vehicle (“SPV”) formed for listing purposes and controlled directly or indirectly by PRC companies or individuals shall obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear, with no consensus currently existing regarding the scope and applicability of the CSRC approval requirement. Given that we established our PRC subsidiaries by means of direct investments, we believe that these regulations do not require an application to be submitted to the CSRC for the approval of the listing and trading of our stock on the NASDAQ, unless we are clearly required to do so by subsequently promulgated rules of the CSRC. If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for the offerings, we may need to apply for a remedial approval from the CSRC and may be subject to certain administrative punishments or other sanctions from these regulatory agencies. The regulatory agencies may take actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our stock.

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

We are authorized to issue 10,000,000 shares of preferred stock. The Board is authorized under our articles of incorporation, as amended, to provide for the issuance of shares of preferred stock by resolution and by filing a certificate of designations under Florida law, to fix the designation, powers, preferences and rights of the shares of each such series of preferred stock and the qualifications, limitations or restrictions thereof without any further vote or action by the shareholders. The Board previously designated and issued 1,000,000 shares of Series A preferred stock which were automatically converted into our Common Stock upon the effective date of our two-for-three reverse split and returned to the status of authorized and unissued shares of preferred stock following the reverse split. As of December 31, 2019, there were no shares of Series A preferred stock issued and outstanding. Any shares of preferred stock that are issued are likely to have priority over our Common Stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized under certain circumstances as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids to acquire us and thereby prevent shareholders from receiving the maximum value for their shares. We have no present intention to issue any additional shares of preferred stock in order to discourage or delay a change of control or for any other reason. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Zeyao Xue has control over key decision making as a result of his control of a substantial amount of our voting stock.

Zeyao Xue, the son of our Chief Executive Officer and Chairman of the Board of Directors, indirectly and directly beneficially owns 13,012,622 shares, or approximately 33.94%, of our outstanding common stock as of May 25, 2020. Mr. Zeyao Xue’s beneficial ownership of 33.94% of Future FinTech’s issued and outstanding common stock will likely give him the ability to control the outcome of matters submitted to shareholders for approval, including but not limited to the election of directors and any merger, consolidation, or sale of all or substantially all of the Company’s assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of the Company’s assets that other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that other shareholders do not support. This concentrated control could also discourage a potential investor from acquiring the common stock of the Company due to the limited voting power of such shares. As a shareholder, even a controlling shareholder, Mr. Zeyao Xue is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our shareholders generally.

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

In recent years, our Common Stock has been in danger of being delisted from the NASDAQ Stock Market (“NASDAQ”).

On each of April 20, 2016, May 24, 2016 and August 17, 2016, the Company received a notification letter from the staff of the Listing Qualifications Department of NASDAQ (the “Staff”) indicating that the Company was not in compliance with NASDAQ’s continued listing requirements because the Company was not in compliance with the NASDAQ Listing Rule 5250(c)(1) (the “Rule”) with respect to certain of its annual and quarterly reports.

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

On February 28, 2019, the Company received a letter from NASDAQ notifying the Company that, because the closing bid price for the Company’s common stock listed on NASDAQ was below $1.00 for 30 consecutive trading days, the Company no longer met the minimum bid price requirement for continued listing on NASDAQ under NASDAQ Marketplace Rule 5550(a)(2). On May 7, 2019, the Company received a written notification from the NASDAQ Stock Market Listing Qualifications Staff indicating that the Company has regained compliance with the $1.00 minimum closing bid price requirement and that the matter is now closed.

On April 17, 2019, the Company received a notification letter from NASDAQ stating the Company was not in compliance with NASDAQ Listing Rule 5250(c)(1), due to its failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 10-K”).

On May 21, 2019, the Company received a notification letter from NASDAQ stating the Company was not in compliance with NASDAQ Listing Rule 5250(c)(1), due to its failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

On August 20, 2019, the Company received a notification letter from the NASDAQ stating the Company was not in compliance with NASDAQ Listing Rule 5250(c)(1), due to its failure to timely file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

On October 16, 2019, the Company received a letter from the NASDAQ Listing Qualifications Staff notifying the Company that it has regained compliance with NASDAQ’s periodic filing requirements for continued listing on the Nasdaq Capital Market. The letter noted that as a result of the September 3, 2019 filing of the 201810-K and the September 30, 2019 filing of the Forms 10-Q for the periods ended March 31, and June 30, 2019 with the Securities and Exchange Commission, the Company has regained compliance with Listing Rule 5250(c)(1) and the matter is now closed.

On September 4, 2019, the Company received written notice from the NASDAQ stating that the Company did not meet the requirement of maintaining a minimum of $2,500,000 in stockholders’ equity for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(b)(1), the Company also does not meet the alternative of market value of listed securities of $35 million under NASDAQ Listing Rule 5550(b)(2) or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years under NASDAQ Listing Rule 5550(b)(3), and the Company is no longer in compliance with the NASDAQ Listing Rules. On March 18, 2020, the Company received written notice form NASDAQ stating that the Company complies with the Listing Rule 5550(b)(1). However, as noted in NASDAQ letter dated December 17, 2019, if the Company fails to evidence such compliance upon filing its Form 10-K for the fiscal year ended December 31, 2019, it may be subject to delisting. At that time, NASDAQ will provide written notification to the Company, which may then appeal Staff’s determination to a Hearings Panel.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

Our principal executive offices are located at Room 2103, 21st Floor, SK Tower 6A, Jianguomenwai Avenue, Chaoyang District, Beijing, PRC 100022 and 23/F, China Development Bank Tower, No. 2 Gaoxin 1st Road, Hi-Tech Industrial Zone, Xi’an, Shaanxi Province, PRC 710065, and our telephone number is (86-10) 8589-9303. The area of our office in Beijing is approximately 250 square meters.

We operate four factories through a branch office of SkyPeople (China) and three subsidiaries of SkyPeople (China ). In each of these factories, we own all the factory facilities except for land with regard to which we own land use rights. There is no private ownership of land in the PRC. All land ownership is held by the government of the PRC. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. The chart summarizes the information of the facilities and the four factories that we operate in:

Location	Products	Operator	Size	Land Use Rights Expiration Date
A-19, Kexin Industry Park, Zhongguancun, Shuangjiezhen Beichen District, Tianjin, P.R. China
23rd Floor, China Development Bank Tower, No. 2 Gaoxin 1st Road, Hi-Tech Industrial Zone, Xi’an, Shaanxi Province	Headquarters*	N/A	1,425.96 square meters	**
Sanqu Town, Jingyang County, Xianyang City, Shaanxi Province	Concentrated apple and pear juice and concentrated kiwifruit juice	SkyPeople (China)	34,476.04 square meters	December 27, 2056
Siqun Village, Mazhao Town, Zhouzhi County, Xi’an City, Shaanxi Province	Kiwifruit puree, concentrated kiwifruit puree, and fruit beverages	Shaanxi Qiyiwangguo	23,599.78 square meters and 34,335.05 square meters	December 5, 2048 November 14, 2048
Yuton Village, Shizijie Town, Gaizhou, Liaoning Province	Concentrated apple juice and apple aroma	Yingkou	20,732 square meters	April 5, 2055

*	Our headquarters are moved to Room 2103, 21st Floor, SK Tower 6A, Jianguomenwai Avenue, Chaoyang District, Beijing, China 100022 on April 9, 2020.

**	Our certificate of this facility does not indicate any expiration date, although the usage of this property shall not exceed 50 years under the PRC law.

We believe that our current offices and facilities are adequate to meet our needs, and that additional facilities will be available for lease, if necessary, to meet our future needs.

ITEM 3 – LEGAL PROCEEDINGS

Legal case with Beijing Bank

On June 29, 2015, SkyPeople China entered into a loan agreement with Beijing Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 30 million (approximately $4.36 million) from Beijing Bank. Hongke Xue, Yongke Xue and Xiujun Wang provided guarantees for the loan and Shaanxi Boai Medical Technology Development Co., Ltd. (“Shaanxi Boai”) provided certain real estate property as a pledge for the loan. SkyPeople China did not repay the loan on time and Beijing Bank filed an enforcement request with Xi’an Intermediate People’s Court in June 2017. The Xi’an Intermediate People’s Court seized real estate properties pledged by Shaanxi Boai and Xiujun Wang. In November 2018, the Court sold the real estate property pledged by Xiujun Wang at RMB 1.17 million (approximately $0.17 million). Because the real estate property is Xiujun Wang’s primary home, the Court allocated RMB 0.12 million to Xiujun Wang as transition home leasing fee and deducted outstanding mortgage payments, and the remaining amount was delivered to the Beijing Bank as the repayment. The Court has also made inquiries to the Beijing Bank as to whether it is willing to accept the pledged real estate property of Shaanxi Boai as the repayment of the outstanding loan for the amount of RMB 27.93 million (approximately $4.06 million) but Beijing Bank has refused to take the real property as repayment of the loan and the enforcement action has been terminated by the Court on December 18, 2018. As of December 31, 2019, SkyPeople China still owe the unpaid amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Ningxia Bank

On March 8, 2016, SkyPeople China entered into a loan agreement with Ningxia Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 25 million (approximately $3.63 million) from Ningxia Bank. Hongke Xue, Yongke Xue, Lake Chen, Shaanxi Boai Medical Technology Development Co., Ltd. and Shaanxi Qiyiwangguo provided guarantees for the loan. SkyPeople China also pledged 37 pieces of equipment and the related trademarks to Ningxia Bank for the loan. SkyPeople China has not repaid the loan and Ningxia Bank filed an enforcement action with Xi’an Intermediate people’s court in August 2017. The Court has frozen the assets of SkyPeople China that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by SkyPeople China for its business. In July 2018, Shaanxi Qiyiwangguo filed a petition to the Court and requested the termination of the enforcement action on the basis that its guarantee of the loan was not valid because the seal used on the guarantee agreement was not authentic and the guarantee was not approved by the shareholders of Shaanxi Qiyiwangguo. On November 27, 2018, Shaanxi Qiyiwangguo withdrew its petition. The Court agreed to such withdrawal and there has been on other progress of this case. As of December 31, 2019, SkyPeople China still owe the unpaid amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with China Construction Bank

On December 23, 2015, SkyPeople China entered into two loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 13.90 million (approximately $2.13 million), and RMB 30 million (approximately $4.59 million) from China Construction Bank, respectively. Shaanxi Boai Medical Technology Development Co., Ltd. (“Boai”), Hongke Xue, Yongke Xue, Xiujun Wang and Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) provided pledges for the loans. SkyPeople China has not repaid the loans and China Construction Bank filed an enforcement action with Xi’an Intermediate People’s Court in March 2017. In December 2017, SkyPeople China received the enforcement notice from the Court. The Court has seized certain parking space and land use rights pledged by Xiujun Wang and Boai and sold the land use right pledged by Boai in auction for approximately RMB 24,835,790 as repayment to China Construction Bank. The Court also seized certain land use rights pledged by Yingkou Trusty Fruits Co., Ltd., but the auction sale for those rights was not successful. As of December 31, 2019, SkyPeople China still owe the unpaid amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

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

Legal case with China Cinda Asset Management Co., Ltd.

In April 2015, China Cinda Asset Management Co., Ltd. Shaanxi Branch (“Cinda Shaanxi Branch”) filed two enforcement proceedings with Xi’an Intermediate People’s Court (the “Court”) against SkyPeople China for alleged defaults pursuant to guarantees by SkyPeople China to its suppliers for a total amount of RMB 39.60 million or approximately $5.8 million.

In September 2014, two long term suppliers of pear, mulberry, and kiwi fruits to SkyPeople China requested that SkyPeople China provide guarantees for their loans with Cinda Shaanxi Branch. Considering the long term business relationship and to ensure the timely supply of raw materials, SkyPeople China agreed to provide guarantees on the value of the raw materials supplied to SkyPeople China. Because Cinda Shaanxi Branch is not a bank authorized to provide loans, it eventually provided financing to the two suppliers through the purchase of accounts receivables of the two suppliers with SkyPeople China. In July 2014, the parties entered into two agreements – an Accounts Receivables Purchase and Debt Restructure Agreement, and Guarantee Agreements for Accounts Receivables Purchase and Debt Restructure. Pursuant to the agreements, Cinda Shaanxi Branch agreed to provide a RMB 100 million credit line on a rolling basis to the two suppliers and SkyPeople China agreed to pay its accounts payables to the two suppliers directly to Cinda Shaanxi Branch and provided guarantees for the two suppliers. In April 2015, Cinda Shaanxi Branch stopped providing financing to the two suppliers and the two suppliers were unable to continue the supply of raw materials to SkyPeople China. Consequently, SkyPeople China stopped making any payment to Cinda Shaanxi Branch.

SkyPeople China has responded to the Court and taken the position that the financings under the agreements are essentially the loans from Cinda Shaanxi Branch to the two suppliers, and because Cinda Shaanxi Branch does not have permits to make loans in China, the agreements are invalid, void and had no legal effect from the beginning. Therefore, SkyPeople China has no obligation to repay the debts owed by the two suppliers to Cinda Shaanxi Branch.

Upon the Court’s suggestion, the parties agreed to a settlement discussion in April 2017. As a part of the settlement discussion, on April 18, 2017, SkyPeople China withdrew its non-enforcement request with the Court without prejudice. As of December 31, 2019, SkyPeople China still have liability of $5.8 million related with these two enforcement proceedings. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Cinda Capital Financing Co. Ltd.

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed a lawsuit with Beijing 2nd Intermediate People’s Court (the “Beijing Intermediate Court”) against the Company’s indirectly wholly-owned subsidiaries Shaanxi Guoweimei Kiwi Deep Processing Company, Ltd. (“Guoweimei”) and Hedetang Farm Products Trading Market (Mei County) Co., Ltd. (“Trading Market Mei County Co”, and together with Guoweimei, “Lessees”) requested that Lessees repay RMB 50 million (approximately $7.27 million) in capital lease fees, plus interest. Cinda purchased or paid for refrigerant warehouse and trading hall to the suppliers and vendors and agreed to lease them to the Lessees for a leasing fee of RMB 50 million in December 2016. The capital leasing fee became due on its maturity date of June 2017, with certain land use rights of Lessees in Mei County and equity of Guoweimei as a pledge. The Company disputed that the land use rights for the refrigerant warehouse and trading hall were never sold to or transferred to Cinda, and argues that therefore it is a loan agreement and not a capital lease agreement among the parties. Lessees have taken the position that Cinda is not a bank and does not have government permits required to make loans in China, and the agreements including pledge agreement were invalid, void and without legal effect from the beginning. Therefore, the Company only has the obligations to repay principal but not the interest. In November 2017, Beijing Intermediate Court ruled in favor of Cinda and the Lessees appealed the case to the Beijing Supreme Court. The Beijing Supreme Court held a hearing at the end of July 2018. On December 4, 2018, the Beijing Supreme Court upheld the lower court’s decision. On April 8, 2019, Beijing Intermediate Court issued the verdict for enforcement of the judgment and the plaintiff has the priority rights for the repayment for the pledged land use rights of Lessees in Mei County and equity of Guoweimei. The case is under enforcement procedure and Cinda is in the process of sale the land use rights. Before the land use right is sold, the subsidiaries of SkyPeople China still owns the seized properties and the liabilities to Cinda. As of December 31, 2019, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed another lawsuit with Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Guoweimei and SkyPeople China for repayment of a leasing fee of RMB 84.97 million (approximately $12.35 million) plus interest. In January 2014, Guoweimei and SkyPeople China (the “Equipment Lessees”) signed an Equipment Financial Lease Purchase Agreement with Cinda and an equipment supplier pursuant to which Cinda would provide funds to purchase equipment and the Equipment Lessees would lease the equipment from Cinda. Guoweimei pledged certain land use rights in Mei County to Cinda and Xi’an Hedetang and Hedetang Holding pledged their equities in Guoweimei to Cinda to secure the repayment. Mr. Hongke Xue also provided a personal guarantee for the payment of the leasing fee. Beijing Intermediate Court had two hearings of the case and on March 21, 2018, and it ruled in favor of Cinda to the effect that SkyPeople China and Guoweimei shall pay leasing fees due in the amount of RMB 21.00 million (approximately $3.05 million), as well as leasing fees not yet due in the amount of RMB 63.98 million (approximately $9.30 million), plus attorney’s fees and expenses. Beijing Intermediate Court also ruled that Mr. Hongke Xue is jointly liable for the debt as the guarantor, and that Cinda has priority rights to the pledged land use rights in Mei County and the pledged equities of Guoweimei as well as the ownership of the leasing properties until the leasing fees are paid. SkyPeople China has appealed the decision to the Beijing Supreme Court. The Beijing Supreme Court rejected the appeal and upheld the original verdict on September 7, 2018. The case is under enforcement procedure and Cinda is in the process of sale the seized properties. Before they are sold, the subsidiaries of SkyPeople China still owns the seized properties and the liabilities to Cinda. As of December 31, 2019, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Shaanxi Fangtian Decoration Co. Ltd

In April 2015, SkyPeople China entered into a loan agreement with Shaanxi Fangtian Decoration Co. Ltd. (“Fangtian”). Pursuant to the loan agreement, SkyPeople China borrowed RMB 3.5 million (approximately $508,780) from Fangtian. SkyPeople China has not repaid the loan and Fangtian filed a lawsuit with Xi’an Yanta District People’s Court (“Yanta District Court”). On August 10, 2017, Yanta District Court ruled against SkyPeople China and determined that SkyPeople China must repay the loan of RMB 3.5 million plus interest RMB of 0.40 million (approximately $585,098). Fangtian has requested court enter into enforcement procedures for the case. As of December 31, 2019, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Shanghai Pudong Development Bank

On May 4, 2015, SkyPeople China and Xi’an Branch of Shanghai Pudong Development Bank (SPD Bank Xi’an Branch) renewed a Working Capital Loan Contract and Repayment Schedule, according to which both parties agreed that SPD Bank Xi’an Branch loaned RMB 26.9 million (approximately $3.92 million) to SkyPeople China with a term of one year. On the signing date of the Loan Contract, Hongke Xue, Yongke Xue, Xiujun Wang and SPD Bank Xi’an Branch signed a Contract of Guaranty guaranteeing the repayment of loan and undertaking joint liability. According to a Mortgage Contract of Maximum Amount signed between SkyPeople China and SPD Bank Xi’an Branch on April 2, 2013, SkyPeople China provided the property and land use rights of Jingyang factory as the pledge. In October 2015, SPD Bank Xi’an Branch filed an enforcement request with the Intermediate Court of Xi’an and the Court seized the property and the land use rights of Jingyang factory. During the enforcement procedure, SPD Bank Xi’an Branch transferred its creditor’s rights to China Huarong Asset Management Co., Ltd. (“China Huarong”). The Court changed the execution applicant to China Huarong. In March 2019, China Huarong applied to the Intermediate Court of Xi’an for a valuation of the property and land use rights of Jingyang factory. As of the date of this report, the valuation has not been completed.

Legal case with Shaanxi Fangyuan construction co., Ltd.

Shaanxi Guoweimei Kiwi Deep Processing Co. Ltd (“Guoweimei”), entered into a construction agreement with Shaanxi Fangyuan construction co., Ltd. (“Fangyuan”) in July 2013. On October 8, 2018, Fangyuan filed a lawsuit and requested that Guoweimei pay a project construction fee plus penalty of RMB 56.32 million (approximately $8.22 million). On June 10, 2019, Baoji Intermediate People’s Court issued a verdict that Guoweimei must pay RMB 41.58 million (approximately $6.07 million) plus penalty to Fangyuan, and Fangyuan will enjoy preferential right for the projects in processing zone of National Wholesale and Trading Center in Mei County for Kiwi Fruits developed by Guoweimei. As of December 31, 2019, Guoweimei has not repaid the amount. Guoweimei was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Shaanxi Zhongkun Construction Co., Ltd.

In May 2015, Hedetang Farm Products Trading Markets (Mei County) Co., Ltd.  (“Hedetang”), subsidiary of GlobalKey Tianjin, and Shaanxi Zhongkun Construction Co., Ltd. (“Zhongkun”) entered into a construction and decoration agreement. On September 5, 2018, Zhongkun filed the lawsuit with Mei County People’s Court (the “Court”) for repayment of construction and decoration fees. The Court issued a civil judgement in November 2018, ordering Hedetang to pay project funds of RMB 1.65 million (approximately $0.24 million) to Zhongkun, plus interest. On April 19, 2020, the Court issued a verdict to terminate the enforcement because assets of Hedetang had already been seized by Xi’an Yanta District People’s Court and Baoji Intermediate People’s Court, and there were no other assets for enforcement. Currently the Company is still liable for the unpaid amount and the interest.

Legal case with Xi’an Shanmei Food Co., Ltd.

On October 31, 2017, Xi’an Shanmei Food Co. Ltd. filed a lawsuit against Shaanxi Qiyiwangguo, a majority-owned subsidiary of the Company, with Zhouzhi County People’s Court in connection with a Land Lease Agreement entered into by the parties on October 1, 2013. On March 2, 2018, Zhouzhi County People’s Court issued a verdict that: (i) the Land Lease Agreement was thereby terminated; (ii) Shaanxi Qiyiwangguo shall pay Xi’an Shanmei the outstanding leasing fee RMB 0.21 million (approximately $30,762) and (iii) Shaanxi Qiyiwangguo shall return the 29.3 mu industrial use land to Xi’an Shanmei. Shaanxi Qiyiwangguo has appealed the decision to the Xi’an Intermediate People’s Court on the basis that: (x) the land use right was a capital contribution by Xi’an Shanmei for a shareholder of Shaanxi Qiyiwangguo who is also the sole shareholder of Xi’an Shanmei and the Land Lease Agreement was invalid and has no legal effect; (y) Zhouzhi Court did not schedule the hearing for the count claims filed by Shaanxi Qiyiwangguo; and (z) Zhouzhi Court violated certain civil procedures during the trial of the case. Due to the late notice to Zhouzhi Court, the case file was not timely transferred to Xi’an Intermediate Court and no appeal hearing was scheduled. Zhouzhi Court has issued verdict for enforcement procedure and Qiyiwangguo has filed petition of disagreement for the enforcement which is still under Zhouzhi Court’s review. On January 23, 2019, the Court rejected the petition of disagreement and the case has been under enforcement procedure. As of December 31, 2019, Shaanxi Qiyiwanggu has not repaid the amount. Shaanxi Qiyiwanggu was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Nanjing Bailuotong Logistics Services Co., Ltd.

In January 2016 Shaanxi Qiyiwangguo and Nanjing Bailuotong Logistics Services Co., Ltd (“Bailutong”) entered into a transportation agreement to ship fruit juices. Bailutong failed to deliver the juice products and held them after their expiration date. Shaanxi Qiyiwangguo filed a lawsuit against Bailutongwith Zhouzhi county People’s Court, and the Court issued the verdict in February 2018 that: (1) the transportation contract between Shaanxi Qiyiwangguo and Bailutong was terminated, and (2) Bailutong owed RMB0.20 million (approximately $29,715) to Shaanxi Qiyiwangguo for the loss of Shaanxi Qiyiwangguo. Bailutong appealed the case to Xi’an Intermediate People’s Court. Xi’an Intermediate People’s Court rejected the appeal and upheld the original verdict. As of the date of this report, Shaanxi Qiyiwangguo has not received the payment of RMB0.20 million from Bailutong.

Legal case with Henan Huaxing Glass Co., Ltd.

Shaanxi Qiyiwangguo entered into an agreement with Henan Huaxing Glass Co., Ltd. (“Huaxing”) in May 2014 for Huaxing to supply glass bottles to Shaanxi Qiyiwangguo. However, due to the disputes regarding the quality of products supplied by Huaxing, Shaanxi Qiyiwangguo did not pay the prices for certain glass bottles. In August 2017, Huaxing filed a lawsuit and the court ruled that Shaanxi Qiyiwangguo owed Huaxing RMB 203,742 (approximately $29,743) in July 2018. During the enforcement process, the parties reached a settlement agreement but Shaanxi Qiyiwangguo failed to pay the amount due and now the case is still in the court enforcement process. As of December 31, 2019, Shaanxi Qiyiwanggu has not repaid the amount. Shaanxi Qiyiwanggu was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Huludao Banking Co. Ltd.

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Huludao Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay a RMB 40 million (approximately $5.81 million) bank loan, plus interest. The loan became due on its maturity date of December 9, 2016. On December 19, 2016, the Huludao Court accepted the case. The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date. Wonder Fruit believes that the interest charged by Suizhong Branch is 100% higher than the base rate set by People’s Bank of China and is not consistent with the China People’s Bank’s base interest and floating rate. The Huludao Court has seized land use rights, buildings and equipment of Wonder Fruit that were pledged as guarantee for the loan and has organized two auction sales for these assets in January and February of 2018, but both auction sales have been unsuccessful in finding a buyer. On July 19, 2018, the Court issued a verdict ordering Huludao Wonder to transfer its land use rights, building, equipment, electronic and transportation assets to Zuizhong Branch as payment of the outstanding principal, auction and evaluation fees and some interest of the loan for RMB 42.64 million (approximately $6.22 million). As of December 31, 2019, there was RMB 11.95 million (approximately $1.74 million) in interest on the loan unpaid. Huludao Wonder was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Andrew Chien

In September 2017, Andrew Chien, a former consultant of SkyPeople China, brought a lawsuit against the Company and Mr. Hongke Xue in the District Court of Connecticut (the “Court”). The complaint was not properly served and the Company learned of the litigation in December 2017. In the complaint, Mr. Chien has made several claims, most of which attempt to hold the Company liable under novel legal theories that relate back to an alleged breach of a consulting agreement between SkyPeople China and Chien from August 2006. Mr. Chien claimed approximately $257,000 damages and interest plus 2.00% of the Company’s then-outstanding shares. Mr. Chien has unsuccessfully attempted to sue the Company on the breach of the same consulting agreement several times in the courts of Connecticut and New York, and these cases have been dismissed. The Company has filed a motion to dismiss (“MTD”) and all proceedings are stayed pending determination of the MTD. On August 31, 2018, the Court granted our MTD. On September 10, 2018, Mr. Chien filed a motion for reconsideration. On September 28, 2018, the Court denied Mr. Chien’s motion for reconsideration. On October 26, 2018, Mr. Chien appealed the case to the United States Court of Appeals for the Second Circuit.  The Court of Appeals affirmed the trial court’s dismissal of the action on January 22, 2020, and denied Mr. Chien’s petition for en banc rehearing on March 27, 2020.  Mr. Chien’s time to pursue a discretionary appeal to the Supreme Court of the United States has not yet lapsed. The Company will vigorously defend any further appeal.

Legal case with Luwei

In 2018, Mr. Luwei, an individual, filed a claim for arbitration against SkyPeople China in Xi’an Arbitration Commission for breach of contract pursuant to a new share purchase agreement and a share redemption agreement. On April, 11, 2019, Xi’an Arbitration Commission made its decision and ordered SkyPeople China to repay RMB 3 million investment to Luwei. Mr. Luwei applied with Intermediate Court of Xi’an (the “Court”) for enforcement of the arbitration award which process was terminated by the Court due to no assets for enforcement. As of December 31, 2019, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Shaanxi Overseas Investment Development Corp.

In November 2019, Shaanxi Overseas Investment Development Corp (“Shaanxi Overseas Investment”) filed a lawsuit against SkyPeople China, Hongke Xue and Shenzhen Tian Shun Da Equity Investment Fund Management Co., Ltd. (“Shenzhen Tian Shun Da”) pursuant to an investment agreement entered in March, 2016. According to the agreement, Shaanxi Overseas Investment agreed to invest RMB 5 million for the preferred shares of SkyPeople China with an annual interest rate of 2.38%. Shenzhen Tian Shun Da pledged 1.17% of the shares SkyPeople China that it owned and Hongke Xue provided guarantee for the performance of agreement by SkyPeople China. SkyPeople China failed to make the interests payment and Shaanxi Overseas Investment filed the lawsuit for breach of agreement. On December 26, 2019, Yanta District Court of Xi’an City (the “Court”) ordered SkyPeople China to pay Shaanxi Overseas Investment the preferred share redemption amount of RMB 5 million plus penalty which is calculated based upon the RMB 5 million at a rate of 24% a year. The Court also ruled that Shaanxi Overseas Investment may sell the pledged shares owned by Shenzhen Tianshun Da as the repayment for SkyPeople China and Hongkong Xue shall also assume the repayment obligation as guarantor. As of December 31, 2019, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Shaanxi Wanyuan Construction Co., Ltd.

In July 2019, Shaanxi Wanyuan Construction Co., Ltd. (“Wanyuan) filed a lawsuit with Shaanxi Baoji Municipal Intermediate People’s Court (the “Baoji Court”) against Guoweimei for repayment of construction and decoration costs of RMB 55.07 million pursuant to a Construction and Decoration Agreement entered by the parties in May 2017. In July, 2019, the Baoji Court ordered Guoweimei to pay construction and decoration costs of RMB55.07 million to Wanyuan, plus interest. As of December 31, 2019, Guoweimei has not repaid the amount. Guoweimei was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on the Nasdaq Capital Market under the symbol “FTFT.” Prior to December 31, 2018, our stock traded on the Nasdaq Global Market, and before that, on the NYSE Amex.

As of May 25, 2020, there were 38,345,415 shares of our Common Stock issued and outstanding, and the Company had approximately 74 record holders of Common Stock. The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

The PRC’s national currency, the RMB or yuan, is not a freely-convertible currency. Please refer to the risk factors “Governmental control of currency conversion may affect the value of shareholder investment,” and “PRC regulations relating to mergers and the establishment of offshore special purpose companies by PRC residents, if applied to us, may limit our ability to operate our business as we see fit.”

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended December 31, 2019 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2019, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by stockholders (1)(4)	62,500	$3.57	(2)	-
Equity compensation plans not approved by stockholders (3)(4)	-	$-		3,000,000
Total		$3.57

(1)

Consists of equity incentive plans, which was approved by the Company’s shareholders at its annual meetings on August 18, 2011, November 19, 2015 and March 13, 2018. As of December 31, 2019, there were no shares available for issuance under all three stock incentive plans.

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

(2)	The exercise price of options granted and stock appreciation rights under the Plan may be no less than the fair market value of the Company’s Stock on the date of grant.

(3)	The Board of Directors of the Company approved and adopted the Future FinTech Group Inc. 2019 Omnibus Equity Plan (the “Equity Plan”) on October 9, 2019, which was approved by the shareholders on the shareholders meeting on February 26, 2020.

(4)	The Company did not provide any stock related compensation during fiscal year 2019.

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

Overview

Future FinTech is a holding company incorporated under the laws of the State of Florida. The Company historically engages in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production costs and tightened environmental laws in China, the Company has been transforming its business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology. The main business of the Company includes a shopping platform, Chain Cloud Mall (CCM), which is based on blockchain technology; a cross-border e-commerce platform (NONOGIRL) which is online and has started its trial operation in March 2020 and is expected for a formal launch in the third quarter of 2020; a blockchain-based application incubator and a digital payment system (DCON); and the application and development of blockchain-based e-commerce technology and financial technology.

Chain Cloud Mall adopts a “multi-vendor hosted stores + platform self-hosted stores” model. The platform supports various marketing methods, including point rewards programs, coupons, live webcasts, game interaction, and social media sharing. Besides the blockchain-powered features, CCM is also fully equipped with the same functions and services that other Chinese leading traditional e-commerce platforms provide.

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

Chain Cloud Mall is an enterprise customer interactive and comprehensive shopping and sales service platform. It is an open network promotion system with a blockchain based anti-counterfeit system including point issuance, point referral and discount points settlement. The brand-new business model creates a completely new source of data traffic for enterprises.

Merchants in the Chain Cloud Mall issue their own blockchain points and anti-counterfeiting QR codes. Every product comes with unique anti-counterfeiting QR codes. Customers collect the points of the enterprise by scanning products for anti-counterfeiting check with their mobile phones. The successful collection of the merchant points confirms that the authentication of product from such enterprise, which provides quality confidence to our customers. Our blockchain based system also enables the Chain Cloud Mall to record and provide Chain Cloud Mall points to its members upon a successful new member and/or product referral, which can be used as credit when making purchases on CCM. It incentivizes its members to promote the platform and share the products with their social contacts, which in turn increases the sales through Chain Cloud Mall and helps the Company generate greater value.

The Company has three direct wholly-owned subsidiaries: SkyPeople Foods Holding Limited (“SkyPeople BVI”), a company organized under the laws of the British Virgin Islands, DigiPay FinTech Limited (“DigiPay,” formerly known as Belkin Foods Holdings Group Limited, which changed its name on January 4, 2018), a company incorporated under the laws of the British Virgin Islands, and Digital Online Marketing Limited (“Digital Online”) (formerly known as FullMart Holding Limited, which changed its name on January 5, 2018), a company organized under the laws of the British Virgin Islands. In September 2017, all of Digital Online’s operations were transferred to a subsidiary of SkyPeople BVI, and Digital Online has no operational assets or businesses.

SkyPeople BVI holds 100% of the equity interest of HeDeTang Holdings (HK) Ltd. (“HeDeTang HK”), a company organized under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong”), and HeDeTang HK holds 73.42% of the equity interest of SkyPeople Juice Group Co., Ltd., (“SkyPeople (China)”), a company incorporated under the laws of the PRC. SkyPeople (China) has eleven subsidiaries in the PRC, which are mainly involved in the production and sales of fruit juice concentrates, fruit juice beverages and other fruit-related products in the PRC and overseas markets. On February 27, 2020, SkyPeople BVI (the “Seller”) completed the transfer of its ownership of HeDeTang HK to New Continent International Co., Ltd. (the “Buyer”), a company incorporated in the British Virgin Islands for a total price of RMB 600,000 (approximately $85,714), pursuant to a Share Transfer Agreement entered into by the Seller and the Buyer on September 18, 2019 and approved at the special shareholders meeting of the Company on February 26, 2020.

DigiPay holds 100% of the equity interest of Future FinTech (HongKong) Limited (“FinTech HK”), a company organized under the laws of Hong Kong. FinTech HK holds 100% of the equity interest of Hedetang Foods (China) Ltd. (“Hedetang Foods (China)”) which changed its name to China Agricultural Silkroad Finance Lease Ltd. (“Finance Lease”) on May 24, 2018. Finance Lease transferred two of its subsidiaries to Chain Cloud Mall Network and Technology (Tianjin) Co., Limited (“CCM Network” or “CCM Tianjin”), namely, Hedetang Farm Products Trading Market (Mei County) Co., Ltd and China Agricultural Silk Road Trading Center, which changed its name to Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited (“CCM Logistics”) on April 17, 2019. CCM Network holds 90% of the equity interest of Hedetang Farm Products Trading Market (Mei County) Co., Ltd. (“Trading Market Mei County”), a company incorporated under the laws of the PRC. Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited (“CCM Logistics”) holds the remaining 10% of the equity interest of Trading Market Mei County. Finance Lease also holds 80% of the equity interest of CCM Logistics. Finance Lease holds 55% of the equity interest of Zhonglian Hengxin Assets Management Co., Ltd. (“Zhonglian Hengxin”). CCM Logistics holds 100% of the equity interest of GlobalKey Supply Chain Limited (GlobalKey Supply Chain). CCM Logistics is located in the national kiwifruit Industrial Park of Baoji City. It provides kiwifruit distributors and farmers an integrated supply chain solution through its distribution network, including transportation, after-sale service and customer service.

On July 31, 2019, Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd., a limited liability company incorporated under the laws of the China (the “E-commerce Tianjin”), and Mr. Zeyao Xue and Mr. Kai Xu, citizens of China and shareholders of E-commerce Tianjin, entered into the following agreements, or collectively, the “Variable Interest Entity Agreements” or “VIE Agreements,” pursuant to which CCM Network has contractual rights to control and operate the business of E-commerce Tianjin (the “VIE”).

Pursuant to Chinese law and regulations, a foreign owned enterprise cannot apply for and hold a license for operation of certain e-commerce businesses, the category of business which the Company plans to expand in China. CCM Network is an indirectly wholly foreign owned enterprise of the Company. In order to comply with Chinese law and regulations, CCM Network agreed to provide E-commerce Tianjin an Exclusive Operation and Use Rights Authorization to operate and use the Chain Cloud Mall System owned by CCM Network.

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

Agreements that Provide us with Effective Control over our VIE

Exclusive Purchase Option Agreement.

Pursuant to the Exclusive Purchase Option Agreement, Mr. Zeyao Xue and Mr. Kai Xu granted to CCM Network and any party designated by CCM Network the exclusive right to purchase, at any time during the term of this agreement, all or part of the equity interests in E-commerce Tianjin, or the “Equity Interests,” at a purchase price equal to the registered capital paid by Mr. Zeyao Xue and Mr. Kai Xu for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to powers of attorney executed by Mr. Zeyao Xue and Mr. Kai Xu, they irrevocably authorized any person appointed by CCM Network to exercise all shareholder rights, including but not limited to voting on their behalf on all matters requiring approval of E-commerce Tianjin’s shareholder, disposing of all or part of the shareholder’s equity interest in E-commerce Tianjin, and electing, appointing or removing directors and executive officers. The person designated by CCM Network is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of Mr. Zeyao Xue and Mr. Kai Xu. The powers of attorney will remain in force for so long as Mr. Zeyao Xue and Mr. Kai Xu remain the shareholders of E-commerce Tianjin. Mr. Zeyao Xue and Mr. Kai Xu have waived all the rights which have been authorized to CCM Network’s designated person under the powers of attorney.

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

Through its subsidiaries, DigiPay is mainly involved blockchain based E-commerce platform and related business.

Recent Developments Related to the COVID-19 Outbreak

All of the disclosures set forth below should be read in the context of the recent COVID-19 related developments discussed immediately below.  All of the disclosures recited in “Recent Developments Related to the COVID-19 Outbreak” are as of the date of this filing.

In December 2019, a novel strain of coronavirus, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China, which has spread rapidly to many parts of the world, including the U.S. In March 2020, the World Health Organization declared the COVID-19 a pandemic. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China.

Substantially all of our revenues are generated in China. The Company’s business and services and results of operations have been adversely affected and could continue to be adversely affected by the COVID-19 pandemic.  In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China have been closed and all of the Company’s employees have been working from home from Chinese New Year at the end of January until late March 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have negatively impacted our business. Our suppliers have negatively been affected, and could continue to be negatively affected in their ability to supply and ship products to our customers. Our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase products and services from us, which may materially adversely impact our revenue. The business operations of the third parties’ stores on our platform have been and could continue to be negatively impacted by the outbreak, which may negatively impact their operations and business, which may in turn adversely affect the business of our platform as a whole as well as our financial condition and operating results. The outbreak has had and might continue to have disruption to our supply chain, logistics providers, customers or our marketing activities which could materially adversely impact our business and results of operations, including causing  our suppliers to cease manufacturing products for a period of time or materially delay delivery to us and customers, which may also lead to loss of customers, as well as reputational, competitive and business harm to us. Some of our customers, contractors, suppliers and other business partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted.

The global economy has also been materially negatively affected by the COVID-19 and there is continued severe uncertainty about the duration and intensity of its impacts. The Chinese and global growth forecast is extremely uncertain, which would seriously affect customer spending on our shopping mall.

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Further, as we do not have access to a revolving credit facility, there can be no assurance that we would be able to secure commercial debt financing in the future in the event that we require additional capital. We currently believe that our financial resources will be adequate to see us through the outbreak. However, in the event that we do need to raise capital in the future, outbreak-related instability in the securities markets could adversely affect our ability to raise additional capital.

Consequently, our results of operations has been adversely, and may be materially, affected, to the extent that the COVID-19 harms the Chinese and global economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control.

General Financial Information

During the fiscal year 2019, total assets increased by $53.03 million from $62.95 million in fiscal year 2018 to $115.98 million in fiscal year 2019. The increase was mainly due to an increase in cash, advances to suppliers and other current assets, assets related with discontinued operations, and amount due from related parties, which was partially offset by the decrease in accounts receivables, other receivable, inventory, property, plant and equipment, intangible assets and long term investment.

Cash and cash equivalents at December 31, 2019 were $0.54 million, an increase of $0.29 million, compared to $0.25 million at December 31, 2018. The increase was mainly due to a decrease in operating loss.

Trade accounts receivable at December 31, 2019 was $4,954, compared to $0.07 million at December 31, 2018. 56.7% of our revenue of 2019 was from CCM Shopping Mall Membership, which were collected immediately when the membership was purchased.

As December 31, 2019, other receivables were $0.01 million, a decrease of $23.76 million, compared to $23.77 million at December 31, 2018. The decrease was primarily due to the reclassification of certain assets to the discontinued operations in fiscal year 2019.

Inventories were $3,594 as at December 31, 2019 a decrease of $0.06 million, compared to $0.06 million at December 31, 2018. The decrease in inventory was mainly due to a decrease in purchase from our traditional juice business

Advances to suppliers and other current assets as of December 31, 2019 were $1.67 million, as compared from $0 at December 31, 2018. The increase was primarily due to the prepayment that the Company made for the technology development service contract that the Company’s subsidiary, Chain Cloud Mall Technology (Tianjin) Co. Ltd. entered for the Block-chain related technology.

Assets related with discontinued operation was $92.77 million as of December 31, 2019. We reclassified the assets of Hedetang HK which was settled on February 27, 2020 and other operation which were closed down into assets related with discontinued operation in fiscal year 2019.

Property, plant and equipment as at December 31, 2019 were $0.02 million, a decrease of 2.32 million, compared to $2.34 at December 31, 2018. The decrease in property, plant and equipment was mainly due to the reclassification of certain assets to the discontinued operations in fiscal year 2019.

Intangible assets at December 31, 2019 were $5.31 million, a decrease of $16.14 million, or 75.2% compared to $21.45 million at December 31, 2018 which mainly consisted of the land use right of Hedetang Farm Products Trading (Mei County) Co. Ltd. The decrease in intangible assets was due to the reclassification of certain assets to the discontinued operations in fiscal year 2019.

Long term investment was $12.25 million as of December 31, 2019, a decrease of $2.75 million as compared to $15.00 million as of December 31, 2018. The decrease was mainly due to theimpairment of the INU Digital Assets Token and 10% equity investment in InUnion Chain Limited that Digipay Finteh Limited invested in June 2018.

Total liabilities at December 31, 2019 were $204.06 million, a decrease of $52.44 million, or 35.0%, compared to $149.62 million December 31, 2018. The decrease in liabilities was primarily due to the decrease in accounts payable and accrued expenses.

Accounts payable as of December 31, 2019 was $0.32 million, a decrease of $10.73 million, as compared to $11.05 million as of December 31, 2018. The decrease was mainly due to the decrease in purchases from our E-commerce business in fiscal year 2019.

Accrued expenses as of December 31, 2019 decreased by $94.58 million to $4.55 million from $99.13 million as of December 31, 2018. The decrease was mainly due to the repayment of accrued expenses in fiscal year 2019. The decrease was mainly due to the reclassification of certain liabilities to the discontinued operations in fiscal year 2019.

Advances from customers as of December 31, 2019 decreased by $0.46 million to $0.70 million from $1.16 million as of December 31, 2018. We have had less advances from customers in our new E-commerce business.

Liabilities related with discontinued operation was $196.26 as at December 31, 2019, We reclassified the liabilities of Hedetang HK which was settled on February 27, 2020, and other operation which were closed down, into the liabilities related with discontinued operation as of December 31, 2019.

Critical Accounting Estimates & Policies

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

Discontinued Operations

As discussed previously, On February 27, 2020, SkyPeople BVI (the “Seller”) completed the transfer of its ownership of HeDeTang HK to New Continent International Co., Ltd. (the “Buyer”), an unrelated third party and a company incorporated in the British Virgin Islands for a total price of RMB 0.6 million (approximately $85,714), pursuant to a Share Transfer Agreement entered into by the Seller and the Buyer on September 18, 2019 and approved at the special shareholders meeting of the Company on February 26, 2020. As the Company believed that no continued cash flow would be generated by the sold component, in accordance with ASC 205-20, the Company presented the operating results from Hedetang HK has been presented as discontinued operations within the accompanying consolidated financial statements of the Company.

In addition, The Company’s Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses since 2014 and its cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with ASC 205-20, the Company presented the operating results from Huludao Wonder as a discontinued operation.

On March 11,2020, the Company’s Board of Directors passed a resolution to sell the operation  of Globalkey Supply Chain limited and Zhonglian Hengxin Assets Management Co. Ltd and close the operation of Digital Online Marketing Limited, Future Digital Fintech (Xi’an) Co. Ltd., SkyPeople Foods Holding Ltd. and Chain Future Digital Tech (Beijing) Co. Ltd. Management is looking actively for a buyer for the two companies and are preparing the closing down plan for the other four operations. Based on the disposal plan and in accordance with ASC 205-20, the Company presented the operating results from these operations as a discontinued operation.

Segment Information Reclassification

Historically, the Company operated in five segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages, and others.

As the Company classified the juice related operation into discontinued operation, in the beginning of year 2019, and in accordance with the Company’s new business strategy, the Company classified business segment into CCM Shopping Mall Membership, sales of goods and others.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure at contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include the allowance for doubtful accounts receivable, estimated useful life and residual value of property, plant and equipment, impairment of long-lived assets, provision for staff benefit, valuation of change in fair value of warrant liability, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

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

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers, from January 1, 2018. The adoption had no impact on the Company’s retained earnings as of January 1, 2018 as well as the Company’s financial statements for the year ended December 31, 2019.  To achieve that core principle, we apply the five steps defined under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We assess its revenue arrangements against specific criteria in order to determine if it is acting as principal or agent. Revenue is recognized upon the transfer of control of promised goods or services to a customer. Historically, the Company has not had any returned products. Accordingly, no provision has been made for returnable goods. The Company is not required to rebate or credit a portion of the original fee if it subsequently reduces the price of its product and the distributor still has rights with respect to that product.

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

Other comprehensive income for the years ended December 31, 2019 and 2018 represented foreign currency translation adjustments and were included in the consolidated statements of comprehensive income.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) “Financial Instruments - Credit Losses” (“ASC 326”): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2019, the FASB issued ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” (“ASC 2019-10”), which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for public entities which meet the definition of a smaller reporting company. The Company will adopt ASU 2016-13 effective January 1, 2023. Management is currently evaluating the effect of the adoption of ASU 2016-13 on the consolidated financial statements. The effect will largely depend on the composition and credit quality of our investment portfolio and the economic conditions at the time of adoption.

In December 2019, the FASB issued the amendments in ASU 2019-12 ASC Topic 740, Income Taxes: Simplifying Accounting for Income Taxes, which removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP). The amendments eliminate the need for an organization to analyze whether the specific exceptions apply in a given period, improve financial statement preparers’ application of income tax-related guidance and simplify GAAP. The amendments are effective for all entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Comparison of Operation Results of years ended December 31, 2019 and 2018

Revenue

The following table presents our consolidated revenues for our main products for the fiscal years 2019 and 2018, respectively, (in thousands):

	Year ended December 31,		% of
	2019	2018	Change
CCM Shopping Mall Membership	542	-	100%
Sale of goods	379	-	100%
Others	34	889	(96.18)%
Total	$955	$889	7.42%

In fiscal year 2018, the Company’s main business was sales of juice related products.

In 2019, the Company started to sell products on its on-line shopping platform, Chain Cloud Mall (CCM) based on blockchain technology to its members or non-members.

In order to increase the repeat sales from customers and drive sales growth, the Company also subscribes members on its sales platform. Currently, there are three kinds of membership programs, Diamond Elite, Gold Elite and Silver Elite, with different membership fees and benefits. The higher membership fee provides more benefits to the members. Members can earn points on the Company’s sales platform and enjoy discounts on their purchases. Members can refer others to become members and are rewarded for doing so. Members can also promote products on various social platforms and are rewarded if those users purchase the Company’s products. Membership revenue is recognized when member registers and makes his/her first order on our sales platform.

Revenue increased from $0.89 million in 2018 to $0.96 million in 2019, an increase of $0.07 million or 7.9%. The increase in revenue was due to an increase in sales through the E-commerce business which started operating at the end of 2018.

The revenue generated by the CCM Shopping Mall Membership segment in fiscal year 2019 was $0.54 million, which accounted for 56.7% of total sale. As December 31, 2019, we had 4,926 Diamond Elite members, 129 Gold Elite members and 1,346 Silver Elite members, making up 6,401 members in total as of December 31, 2019.

The revenue generated by the sale of goods segment in fiscal year 2019 was $0.38 million, which accounted for 39.7% of total revenue. We expect that revenue from the sales of goods will increase with an increase in subscribed members and the growth of the business.

As a percentage of total revenue, the revenue generated by others was 3.6% and 100.0% of total sales in fiscal years 2019 and 2018, respectively. In terms of dollar value, revenue generated by others for fiscal year 2019 was $0.03 million, a decrease of $0.86 million, compared to $0.89 million for fiscal year 2018. Other revenue in 2018 was mainly from the sale of fruits related products from Trading Market Mei County and other revenue in 2019 mainly consisted of the rental of the platform.

Gross Margin

(in thousands)

	2019		2018
	Gross profit	Gross margin	Gross profit	Gross margin
CCM Shopping Mall Membership	401	74.0%	-	-%
Sale of goods	72	19.0%	-	-%
Others	18	52.9%	(86)	(9.7)%
Total	$491	51.4%	$(86)	(9.7)%

Overall gross margin as a percentage of revenue was 51.4% in fiscal year 2019, an increase of 61.1% compared to negative gross margin 9.7% in fiscal year 2018. The increase in gross margin as a percentage of revenue was mainly attributable to the CCM Shopping Mall Membership segments, which has high gross margin. In terms of dollar value, the overall gross profit for fiscal year 2019 was $0.49 million, an increase of $0.58 million, compared to negative gross margin of $0.09 million for fiscal year 2018. The increase in the dollar value of overall gross margin was mainly due to the increase in sales from the CCM Shopping Mall Membership segment.

The gross margin as a percentage of revenue in the CCM Shopping Mall Membership segment was 74.0% in fiscal year 2019. There is little cost of goods sold allocated to this segment.

The gross margin as a percentage of revenue in the sale of goods segment was 19.0% in the fiscal year 2019. The lower gross margin was due to the promotions we did for our members as we tried to attract more members at the initial stage of the on-line sales platform launch, to grow the revenue in future.

The gross margin as a percentage of revenue in the other revenue segment was 52.9% in fiscal year 2019, as compared to negative gross margin of 9.7% in fiscal year 2018. The increase in gross margin percentage was due to the change in product mix, as this segment had more sales of products with a higher profit margin as compared to the same period of last fiscal year. Other revenue in 2018 was mainly from the sale of fruits related products from Trading Market Mei County and other revenue in 2019 mainly consisted of the rental of the platform.

In terms of dollar amount, gross profit in the other revenue segment was $0.02 million, an increase of $0.11 million, compared $0.09 million in fiscal year 2018.

Operating Expenses

The following table presents consolidated operating expenses and operating expenses as a percentage of revenue for 2019 and 2018, respectively, (in thousands):

	2019		2018
	Amount	% of revenue	Amount	% of revenue
General and administrative	$4,914	514.4%	$11,945	1,344.1%
Selling expenses	501	52.4%	188	21.2%
Bad debt expenses	5,234	548.0%	-	-
Inventory markdown	27	2.9	-	-
Impairment loss	2,751	288.0%	178,297	20,063.3%
Total operating expenses	$13,427	1,405.7%	$190,430	214.3%

General and administrative expenses decreased by $7.04 million, or 58.9% from $11.95 million in 2018 to $4.91 million in 2019, which was mainly due to a decrease in depreciation expenses and payroll related expenses from the discontinued operation.

Selling expenses increased by $0.31 million to $0.50 million in 2019 as compared to $0.19 million in 2018, mainly due to an increase in selling expenses from our E-commerce business.

Bad debt provision was $5.23 million in 2019, which was for the doubtful accounts receivables.

Inventory markdown was $0.03 million in 2019, which was for some finished products.

The Company recorded an impairment loss of $2.75 million in fiscal year 2019, which was mainly related with INU Digital Assets Token and 10% equity investment in InUnion Chain Limited that Digipay Finteh Limited invested in June. In 2018, the Company recorded an impairment loss $178.30 million related to its fixed assets, distressed assets, other assets, amortization, construction in progress, intangible assets and inventory. Amont this amount, $26.23 million was with respect to distressed assets, $35.75 million was with respect to the construction in progress, intangible assets and fixed assets of Food Industry Yidu; an impairment loss of $25.68 million with respect to the construction in progress and fixed assets of SkyPeople Suizhong; an impairment loss of $13.26 million with respect to the construction in progress of Hedetang Agricultural Plantations (Yidu) Co., Ltd.; and an impairment loss of $45.0 million of Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”), an impairment loss of $10.78 million with respect to fixed assets of Huludao Wonder, $2.2 million was with inventory. The construction of these operations has been stopped for more than three years due to a shortage of capital, and the Company cannot forecast the possible cash flow from these assets, and as a result, the Company recorded the impairment of assets for these assets.

Loss from Operations

Loss from operations decreased by $177.58 million to $12.94 million for 2019 from $190.52 million for 2018, mainly due to an increase in revenue and a decrease in operating expenses.

Noncontrolling Interests

As of December 31, 2019, Shaanxi Chunlv holds 20.0% interest in CCM logistics, CCM Logistics holds 10% interest in Trading Market Mei County, Nature Worldwide Resources Ltd. held a 40% interest in DCON Digipay, and Shaanxi Yinlian holds 45% interest in Zhonglian Hengxin.

Loss from Continuing Operations

Loss from continuing operations decreased by $160.49 million from $174.01 million in 2018 to $13.52 million in 2019 as the result an increase in revenue and a decrease in operating expenses, which was paritally offset by an increase in other expenses, as discussed previously.

Loss per Share

Basic and diluted loss per share from continuing operations were $0.40 in fiscal 2019, respectively, as compared to a loss of $8.04 and $7.92 in fiscal 2018, respectively. Basic and diluted income per share attributable to discontinued operations was $0 for fiscal year 2019 and $0.19 and $0.18 for fiscasl year 2018, respectively.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $0.54 million, an increase of $0.29 million, from $0.25 million as of December 31, 2018. The increase in cash, cash equivalents and restricted cash was mainly due to a decrease in operating loss.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was negative $107.79 million as of December 31, 2019, a decrease of $14.78 million from negative $93.01 million as of December 31, 2018, mainly due to an increase in current liabilities.

In 2019, net cash used in our operating activities was $15.84 million compared to net cash used in operating activities of $4.88 million in 2018. The increase in net cash used in our operating activities was primarily due to an increase in non-cash expenses in the fiscal year 2019 as compared to the fiscal year 2018.

In 2019, the capital expenditure was $0.05 million, which was mainly related with the application of Chain Cloud Mall (CCM) v2.0, that CCM Tianjin purchased in fiscal year 2019. We did not have any capital expenditure in 2018.

In 2019, cash used in financing activities was $5.43 million as compared to cash provided by financing activities $0.16 million in 2018. In 2019, we received $1.5 million from the Secured Convertible Promissory Note pursuant to the Securities Purchase Agreement that the Company entered with Iliad Research and Trading, L.P. on March 26, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements.

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

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2019.

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

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Management assessed our internal control over financial reporting as of December 31, 2019. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment using the COSO criteria, our CEO and CFO concluded that our internal control over financial reporting as of December 31, 2019 was effective.

The Company continues to make efforts to implementing our existing and newly adopted procedures to improve our disclosure controls and internal controls over financing reporting.

Changes to Internal Control over Financial Reporting

Other than discussed above, there has been no change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of May 26, 2020, the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Yongke Xue (1)	52	Chairman of the Board of Directors
Shanchun Huang (2)	54	Chief Executive Officer and Director
Jing Chen (3)	54	Chief Financial Officer
Zhi Yan (4)	44	Chief Technical Officer
Kai Xu (5)	37	Chief Operating Officer
Johnson Lau (6)(7)	46	Independent Director
Fuyou Li (8)(6)	66	Independent Director
Yiliang Li (9)(6)	56	Independent Director

(1)	On September 2, 2016, Mr. Yongke Xue resigned from his position as the Chief Executive Officer of the Company and Chairman of the Board of the Directors of the Company. Mr. Yongke Xue was appointed Chief Executive Officer on December 24, 2014, and resigned as Chief Executive Officer of the Company on September 2, 2016. On January 5, 2018, Mr. Yongke Xue was reappointed as the Company’s Chief Executive Officer, effective on January 31, 2018. On March 4, 2020. Mr. Yongke Xue resigned from his position as the Chief Executive Officer of the Company.
(2)	Shanchun Huang was appointed as Chief Executive Officer on March 4, 2020 and a member of the Board of Directors of the Company on March 4, 2020.
(3)	Jing Chen was appointed as Chief Financial Officer on May 21, 2019.
(4)	Zhi Yan was appointed as Chief Technology Officer on February 9, 2018.
(5)	Kai Xu was appointed as the Chief Operating Officer of the Company on February 28, 2019.
(6)	Member of the audit committee and compensation committee.
(7)	Johnson Lau was appointed a member of the Board of Directors of the Company on December 23, 2014.
(8) (9)	Fuyou Li was appointed a member of the Board of Directors of the Company on May 8, 2015. Yiliang Li was appointed a member of the Board of Directors of the Company on May 6, 2018.

Yongke Xue, Chairman of Board of Directors

Mr. Yongke Xue served as our Chief Executive Officer from January 31, 2018 to March 4, 2020. Mr. Xue also served in that position from February 26, 2008 to February 18, 2013, and from December 24, 2014 to September 2, 2016. Mr. Yongke Xue serves as the Chairman of the Board. Mr. Yongke Xue has served as the director of SkyPeople (China) since December 2005. Mr. Xue served as the general manager of Hede from December 2005 to June 2007. Prior to that, he served as the business director of the investment banking division of Hualong Securities Co., Ltd. from April 2001 to December 2005. He also acted as the vice general manager of Shaanxi Huaye Foods Co., Ltd. from July 1998 to March 2001. Mr. Xue graduated from Xi’an Jiaotong University with an MBA in 2000. Mr. Xue graduated with a Bachelor’s degree in Metal Material & Heat Treatment from National University of Defense Technology in July 1989. The Board believes that Mr. Xue’s vision, leadership and extensive knowledge of the Company is essential to the development of its strategic vision.

Shanchun Huang, Chief Executive officer and Director of the Board

Mr. Huang was appointed as our Chief Executive Officer and director of the Board on March 4, 2020. Mr. Huang served as the president of Wealth Index (Beijing) Fund Management Co., Ltd., which provides private equity fund management service, from March 2011 to March 2020, and as the president of Wealth Index (Beijing) International Investment Consulting Co., Ltd., which provides investment management and consulting services for non-securities related business, from August 2004 to March 2020. From May 2001 to June 2004, Mr. Huang was the vice president of Zhejiang Geely Holding Group Corporation, a global automobile company headquartered in Hangzhou, China. Mr. Huang graduated from Hefei Staff University of Science and Technology in July, 1986, majoring in news collection and editing.

Jing Chen, Chief Financial Officer

On May 21, 2019, the Board of the Directors appointed Ms. Jing(Veronica) Chen as the Chief Financial Officer (“CFO”) of the Company.

Ms. Chen served as the CFO of AnZhiXinCheng (Beijing) Technology Co., Ltd. from August 2018 to May 2019. Ms. Chen has served as Independent Director of Hello iPayNow (Beijing) Company Ltd. since April 2019. From August, 2017 to July, 2018, Ms. Chen served as CFO of Beijing Logis Technology Development Co., Ltd., a company listed on The National Equities Exchange and Quotations Co., Ltd. of China which is a Chinese over-the-counter stock trading system. From June 2016 to July 2017, Ms. Chen served as Group Chief Financial Officer of Beijing AnWuYou Food Co., Ltd. Ms. Chen served as Chief Financial Officer Beijing DKI Investment Management Co., Ltd. from August 2012 to May 2016. Ms. Chen received a degree of Doctor of Business Administration from Victoria University, Neuchatel, Switzerland in March 2008 and an MBA degree from City University of Seattle, Washington, U.S. in April, 2000. Ms. Chen holds Fellow Membership of CPA Australia (FCPA), Fellow Membership of the Association of International Accountants U.K. (FAIA). Ms. Chen is a Member of the Chartered Institute of Management Accountants (CIMA), a Senior Member of the International Financial Management (SIFM) accredited by the Ministry of Human Resources and Social Security of PRC and a Certified Internal Control Professional, as granted by Internal Control Institute (ICI). In connection with her appointment as CFO, the Company entered into an employment agreement (the “Agreement”) with Ms. Chen on May 21, 2019.

Zhi Yan, Chief Technology Officer

Mr. Yan has served as the Company’s CTO since February 2018, and was appointed as a director on October 10, 2018. On March 4, 2020, Mr. Zhi Yan resigned from his position as a member of the Board. Since September 2017, Mr. Yan has also served as the director of Nova Realm Limited, in which the Company has a 5% equity interest. From August 2013 to July 2016, Mr. Yan served as a partner of Li’an (Beijing) Science and Technology Ltd., and from March 2010 to August 2013, he established and operated Weiwang Science and Technology Ltd. to develop an interactive reading system that makes long literary pieces easier to read. Mr. Yan has a degree in Aircraft Design and Fluid Mechanics from Beijing University of Aeronautics and Astronautics. The Board believes that Mr. Yan’s extensive knowledge of business and technology is essential to the development of the Company.

Kai Xu, Chief Operating Officer

On February 28, 2019, the board of directors appointed Mr. Kai Xu as the Chief Operating Officer (“COO”) of the Company.

Kai Xu has served as COO of the Company’s wholly owned subsidiary, Chain Future Digital Tech (Beijing) Ltd since July 2018. From February 2015 to April 2018, Mr. Xu served as COO and partner of Beijing Yongle Shengshi Science Ltd. From November 2009 to February 2015, Mr. Xu worked for Beijing Zhongxun Yonglian Science and Technology Ltd. as the director of operations, responsibile for online game operation and promotion. Mr. Xu received his bachelor degree in Computer Networks from the Party School of Beijing Civil Affairs Bureau in 2006.

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

Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons, the Company believes that, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended December 31, 2019.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website at www.ftftex.com and may be found by first clicking on “Investors,” then “Corporate Governance” and then “Governance Documents.” We intend to disclose any amendments to the code, or any waivers of its requirements, on our website.

Committees of the Company’s Board of Directors

The Board held 18 regularly scheduled and special meetings during fiscal year 2019. All of the directors attended (in person or by telephone) all of the Board meetings and any committees of the Board on which they served during the fiscal year. Directors are expected to use their best efforts to be present at the shareholders annual meeting. All of our directors attended the December 6, 2019 shareholders annual meeting by tele-conference or in person.

Audit Committee

On April 25, 2008, the Board formed an audit committee. Messrs. Lau, Li and Li currently serve on the audit committee, which is chaired by Mr. Lau. Each member of the audit committee is “independent” as that term is defined in the rules of the SEC and within the meaning of such term as defined under the rules of the NASDAQ Capital Market. The Board has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee. The audit committee held four meetings during fiscal year 2019, and all audit committee members attended each of those meetings. Our Board has determined that Mr. Lau is an “audit committee financial expert,” as defined under the applicable SEC rules.

Compensation Committee

On April 25, 2008, the Board formed a compensation committee. Messrs. Lau, Li and Li currently serve on the compensation committee, which is chaired by Mr. Lau. Each member of the compensation committee is “independent” as that term is defined in the SEC rules and within the meaning of such term as defined under the rules of the NASDAQ Capital Market, a “nonemployee director” for purposes of Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. No interlocking relationship exists between the Board or the compensation committee and the Board or compensation committee of any other company, nor has any interlocking relationship existed during the last fiscal year. The compensation committee did not hold any meetings during fiscal year 2019.

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

ITEM 11 – EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Objectives

We operate in a highly competitive and rapidly changing industry. The key objectives of our executive compensation programs are to:

●	attract, motivate and retain executives who drive our success and industry leadership; and provide executive officers, from COO, CTO to CFO, with a base salary on the market value of that role, and

●	the individual’s demonstrated ability to perform that role.

Stock Incentive Plans

On March 13, 2018, the Company’s shareholders approved the 2017 Omnibus Equity Plan at the annual shareholders meeting, which permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 1,300,000 shares of Common Stock. On December 21, 2018, the Company issued 1,300,000 shares of the Company’s unrestricted common stock to seven of the Company’s employees pursuant to our 2017 Omnibus Equity Plan, which was approved by the Company’s shareholders at the annual shareholders meeting on December 6, 2018. As of December 31, 2019, there were no shares of stock available for award under the 2017 Omnibus Equity Plan.

On October 9, 2019, the Board of Directors of the Company approved and adopted the Future FinTech Group Inc. 2019 Omnibus Equity Plan (the “2019 Equity Plan”), which was approved by the shareholders of the Company on February 26, 2020. The 2019 Equity Plan permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 3,000,000 shares of Common Stock. As of December 31, 2019, no shares of stock has been issued under the 2019 Equity Plan.

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

A named executive officer’s base salary is determined by an assessment of his/her sustained performance against individual job responsibilities, including, where appropriate, the impact of his/her performance on our business results, current salary in relation to the salary range designated for the job, experience and mastery, and potential for advancement. The compensation committee also annually reviews market compensation levels with comparable jobs in the industry to determine whether the total compensation for our officers remains in the targeted median pay range.

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

Employment Agreements

We did not have an employment agreement with our Mr. Yongke Xue when he served as our CEO. We entered into an Employment Agreement with our new CEO Mr. Shanchun Huang on March 7, 2020. Mr. Huang will receive compensation in the amount of $1 per year. The term of his employment agreement is for one (1) year.

On May 21, 2019, the Company entered into an Employment agreement with the Chief Financial Officer for a period of one year from the signing date. The Employment agreement with the Chief Financial Officer was renewed on May 21, 2020 for a period of one year.

On February 8, 2018, the Company entered into an Employment agreement with the Chief Technology Officer for a period of one year from the signing date. The Employment agreement with the Chief Technology Officer was renewed on February 8, 2019 for a period of two years.

On February 28, 2019, the Company entered into an Employment agreement with the Chief Operating Officer (“COO”) for a period of one year from the signing date. The Employment agreement with the COO was renewed on February 28, 2019 for a period of two years.

Summary Compensation of Named Executive Officers

Our executive officers do not receive any compensation from the Company for serving as executive officers of the Company. However, except for our former CEO Mr. Yongke Xue, the remaining executive officers are compensated by and through our subsidiary of SkyPeople (China). Our former CEO, Yongke Xue, has not received any compensation from us or any of our subsidiaries for his services in the past three years. The following table sets forth information concerning cash and non-cash compensation paid by the Company or SkyPeople (China) to our named executive officers for the years ended December 31 2019 and 2018.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($$)
Yongke, Xue (1)	12/31/2019	$-	-	-	-	-	-	-	$-
	12/31/2018	$-	-	-	-	-	-	-	$-
Chen, Jing (2)	12/31/2019	$45,227	-	-	-	-	-	-	$45,227
Hanjun Zheng(3)	12/31/2019	$3,797							$3,797
	12/31/2018	$12,863		300,000	-	-	-	-	$12,863
Xu, Kai (4)	12/31/2019	$24,160	-	-	-	-	-	-	$24,160
Yan, Zhi (5)	12/31/2019	$43,487	-	-	-	-	-	-	$43,487
	12/31/2018	$37,764	-	-	-	-	-	-	$37,764

(1)	On March 4, 2020, Mr. Yongke Xue resigned as the Company’s Chief Executive Officer of the Company.
(2)	On May 21, 2019, the Board of the Directors appointed Ms. Jing(Veronica) Chen as the Chief Financial Officer (“CFO”) of the Company.
(3)	Mr. Hanjun Zheng was appointed by the Board as Interim Chief Financial Officer on November 27, 2015.On December 21, 2018, the Board of the Company and the Compensation Committee of the Company approved the grant of an unrestricted stock award to Mr. Hanjun Zheng, the Company’s interim Chief Financial Officer, pursuant to the Company’s 2017 Omnibus Equity Plan. Under the terms of an Unrestricted Stock Award Agreement dated December 24, 2018, Mr. Zheng received 300,000 shares of the Company’s Common Stock, all of which were immediately vested. On May 20,2019, Mr. Hanjun Zhang resigned from his position as the Interim Chief Financial Officer
(4)	On February 28, 2019, the board of directors appointed Mr. Kai Xu as the Chief Operating Officer (“COO”) of the Company.
(5)	On February 9, 2018, the board of directors appointed Mr. Yan Zhi Xu as the Chief Technology Officer (“CTO”) of the Company.

Outstanding Equity Awards at December 31, 2019

No equity awards were held by named executive officers.

Compensation of Directors

The following table sets forth information concerning cash and non-cash compensation paid by us to our directors during 2019.

Name	Fees Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue	$—	—	—	—	—	—	$—
Shanchun Huang	$—	—	—	—	—	—	$—
Yiliang Li (1)	$4,425	—	—	—	—	—	$4,425
Fuyou Li (2)	$4,425	—	—	—	—	—	$4,425
Johnson Lau (3)	$25,000	—	—	—	—	—	$12,500
Zhi Yan (4)	$—	—	—	—	—	—	$—

(1)	On May 6, 2018, the Company’s Board of Directors appointed Mr. Yiliang Li as a member of the Board and a member of the Compensation Committee and the Audit Committee of the Board, effective immediately. Mr. Li is entitled to US$8,850 per annum as compensation for his services as a director of the Company. Our Board of Directors were only paid 50% of their remuneration in fiscal year 2019.
(2)	On May 8, 2015, the Company’s Board of Directors appointed Mr. Fuyou Li as a member of the Board of Directors and a member of both the audit committee and compensation committee. Mr. Li is entitled for US$8,850 per annum as compensation for his service as director of the Company. Our Board of Directors were only paid 50% of their remuneration in fiscal year 2019.
(3)	On December 23, 2014, the Board appointed Johnson Lau as a member of the Board of Directors of the Company and also the Chairman of audit committee and a member of compensation committee. Mr. Lau is entitled for US$25,000 per annum as compensation for his current services as a director of the Company and chair of the audit committee and compensation committee. Our Board of Directors were only paid 50% of their remuneration in fiscal year 2019.
(4)	On March 4, 2020, Mr. Zhi Yan resigned from his position as a member of the Board. He was not paid as a director in fiscal year 2019.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of May 25, 2020, by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and all of our directors and

●	executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 38,345,415 shares of our Common Stock outstanding as of May 25, 2020.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of May 25, 2020 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of May 25, 2020 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders below is c/o Future FinTech Group Inc., Room 2103, 21st Floor, SK Tower 6A, Jianguomenwai Avenue, Chaoyang District, Beijing, China 100.

Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors, Named Executive Officers and 5% Shareholders
Yongke Xue (1)	1,671,955	4.36%
Shanchun Huang
Jing Chen
Yiliang Li	—
Zhi Yan	50,000	0.13%
Kai Xu	—
Fuyou Li	—	—
Johnson Lau	—	—
All current directors and executive officers as a group (8 persons)	1,700,463	4.43%
Zeyao Xue (2)	13,012,622	33.94%
Sincerity Group Enterprises (5)	5,000,000	13.04%
Mengyao Chen (3)	3,323,225	8.67%
Shuiliang Xiao (4)	3,409,466	8.89%
All 5% or Greater Shareholders	24,745,313	64.54%

(1)	Consists of (i) 11,467,078 shares owned directly by Golden Dawn International Limited, a British Virgin Islands company, and (ii) 183,385 shares owned directly by China Tianren Organic Food Holding. Each of SP International, Golden Dawn International Limited and China Tianren Organic Good Holding are indirect subsidiaries of V.X. Fortune Capital Limited, a British Virgin Islands company. Yongke Xue is the sole director of V.X. Fortune Capital Limited.

(2)	Mr. Zeyao Xue, the son of Yongke Xue, holds all of the issued and outstanding capital stock of Fancylight Limited, which is the indirect owner of those shares held by SP International, Golden Dawn International Limited and China Tianren Organic Food Holding. As such, Mr. Zeyao Xue shares beneficial ownership of 1,650,463 of his shares with Mr. Yongke Xue.

(3)	The shares were issued to Mengyao Chen, pursuant to a Creditor’s Rights Transfer Agreement between Hedetang Foods (China) Co., Ltd., a wholly owned subsidiary of the Company and Shaanxi Fu Chen Venture Capital Management Co., Ltd., dated November 2, 2017, which was filed with SEC in a Form 8-K dated November 6, 2017.

(4)	The shares were issued to Shuiliang Xiao, pursuant to two Creditor’s Rights Transfer Agreements between Hedetang Foods (China) Co., Ltd., a wholly owned subsidiary of the Company and Shaanxi Chunlv Ecological Agriculture Co., Ltd. and Hedetang Foods (China) Co., Ltd, dated November 2, 2017, which was filed with SEC in a Form 8-K dated November 6, 2017.

(5)	The shares were issued to Lake Chenliu, pursuant to a Share Transfer and Assets Investment Agreement between Digipay Fintech Limited (“Digipay”), a limited liability company incorporated in the British Virgin Islands and a wholly-owned subsidiary of the Company, Lake Chenliu, an individual resident of Costa Rica, and InUnion Chain Ltd. (“InUnion”), a British Virgin Islands company wholly owned by Mr. Chenliu, dated June 22, 2018, which was filed with SEC in a Form 8-K on the same date.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For details of related party transactions, see Note 6 “Related Party Transaction” to our consolidated financial statements.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years 2019 and 2018. All of the services described in the following fee table were approved in conformity with the audit committee’s pre-approval process.

Audit Fees

	2019	2018
Audit Fees	$235,000	$280,000
Tax Fees
All Other Fees	—	—
Total	$235,000	$280,000

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by auditor BF Borgers CPA PC (“BF Borgers”), Simon & Edward, LLP (“Simon & Edward”), Yu Certified Public Accountant, P.C.(Yu) and Wang Certified Public Accountant, P.C. (“Wang”), for the audit of our annual consolidated financial statements, review of quarterly financial information and audit services that are normally provided by the principal accountant in connection with regulatory filings or engagements.

Simon & Edward provided professional services for the audit of our fiscal year 2018 financial statements and $45,000 was billable to Simon & Edward for the audit of consolidated financial statements for fiscal year 2018. Yu provided professional services for the audit of our fiscal year 2018 financial statements and $60,000 was billable to Yu for the audit of consolidated financial statements for fiscal year 2018. Wang provided professional services for the audit of our fiscal year 2018 financial statements and quarterly review of 2018 and $175,000 was paid to Wang for audit of our fiscal year 2018 financial statements and quarterly review. Wang provided professional services for the quarterly review of 2019 and $45,000 was paid to Wang for the 2019 quarterly review. On April 3, 2020, the Audit Committee of the Board of Directors of the Company dismissed Wang as the Company’s independent registered public accounting firm, effective immediately. On April 3, 2020, the Audit Committee approved the engagement of BF Borgers as the Company’s independent registered public accounting firm, effective immediately.

BF Borgers provided professional services for the audit of our fiscal year 2019 financial statements and $190,000 was paid to BF Borgers for audit of our fiscal year 2019 financial statements.

Tax Fees

The Board audit committee’s policy is to pre-approve all audit services and all non-audit services that our independent accountants are permitted to perform for us under applicable federal securities regulations. The audit committee’s policy utilizes an annual review and general pre-approval of certain categories of specified services that may be provided by the independent accountant, up to pre-determined fee levels. Any proposed services not qualifying as a pre-approved specified service, and pre-approved services exceeding the pre-determined fee levels, require further specific pre-approval by the audit committee. The audit committee has delegated to the Chairman of the audit committee the authority to pre-approve audit and non-audit services proposed to be performed by the independent accountants. Our audit committee was established in April 2008. Therefore, all the services provided by our auditors in fiscal years 2019 were pre-approved by the audit committee.

Changes in Registrant’s Certified Accountant

On April 3, 2020, the Audit Committee of the Company dismissed Wang as the Company’s independent registered public accounting firm, effective immediately.

On April 3, 2020, the Audit Committee approved the engagement of BF Borgers as the Company’s independent registered public accounting firm, The Audit Committee also approved Yu to act as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2019.

In deciding to engage BF Borgers, the Audit Committee of Board of Directors reviewed auditor independence and existing commercial relationships with BF Borgers, and concluded that BF Borgers has no commercial relationship with the Company that would impair its independence. During the fiscal years ended December 31, 2019, and December 31, 2018, respectively, and in the subsequent period through April 2, 2020, neither the Company nor anyone acting on its behalf has consulted with BF Borgers regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company’s financial statements, and neither a written report nor oral advice provided to the Company by BF Borgers that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” or “reportable event” as those terms are defined in Item 304(a)(1) of Regulation S-K.

On January 9, 2019, the Audit Committee of the Company dismissed Wang as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2018, effective immediately.

Wang’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2017 and December 31, 2016 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2019 and December 31, 2018, and in the subsequent interim period through January 8, 2019, there were (i) no disagreements between the Company and Wang on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Wang, would have caused Wang to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

The Company reported its change in auditor in Current Reports on Form 8-K, filed on January 15, 2019, March 25, 2019 May 1, 2019, and April 9, 2020.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENTS:

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and

2.	Exhibits

(b) EXHIBITS:

Exhibit Index

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of February 22, 2008 by and among Pacific Industry Holding Group Co., Ltd., “Pacific,” Terrence Leong, SkyPeople Fruit Juice, Inc., the “Registrant,” and the shareholders of Pacific. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on February 28, 2008, the “February 28, 2008 8-K”.
3.1	Second Amended and Restated Articles of Incorporation, dated June 6, 2017. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on June 9, 2017.
3.2	Certificate of Designations, Preferences and Rights of the Registrant’s Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the February 28, 2008 8-K.
3.3	Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.2 to the February 28, 2008 8-K.
3.4	Amended and Restated Bylaws, dated June 6, 2017. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Commission on June 9, 2017. corporated by reference
3.5	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 10, 2016. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016.
3.6	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 14, 2018. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 16, 2018.
4.1	Form of Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on April 13, 2017.
4.2	Description of Securities of the Registrant registered under Section 12 of the Securities Exchange Act of 1934, as amended.*
9.1	Voting Trust Agreement, dated as of February 25, 2008, by and among Fancylight Limited and Hongke Xue. Incorporated by reference to Exhibit 9.1 to the March 3, 2008 8-K.
9.2	Voting Trust and Escrow Agreement, dated as of February 25, 2008, by and among Winsun Limited and Sixiao An. Incorporated by reference to Exhibit 9.2 to the March 3, 2008 8-K.
9.3	Voting Trust and Escrow Agreement, dated as of February 25, 2008, by and among China Tianren Organic Food Holding Company Limited and Lin Bai. Incorporated by reference to Exhibit 9.3 to the March 3, 2008 8-K.
10.1	Underwriting Agreement, dated as of October 28, 2009, by and among the Company, Roth Capital Partners, LLC, Maxim Group LLC, Barron Partners LP and Eos Holdings, LLC. Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 29, 2009.
10.2	English translation of the Distribution Agreement dated as of January 8, 2010, by and between Shaanxi Qiyiwangguo Modern Organic Agriculture Co. Ltd. and Beijing Ni’aode Trading Co., Ltd. Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.
10.3	English Translation of Credit Facility Agreement dated June 30, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank Incorporated by reference to Exhibit 10.29 of the 2009 10-K.
10.4	English Translation of Credit Facility Agreement dated November 6, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.30 of the 2009 10-K.
10.5	English Translation of Credit Facility Agreement dated November 24, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.31 of the 2009 10-K.
10.6	English Translation of Credit Facility Agreement dated June 26, 2009 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Commercial Bank of Huludao. Incorporated by reference to Exhibit 10.32 of the 2009 10-K.
10.7	English Translation of Pledge Agreement dated June 26, 2009 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Commercial Bank of Huludao. Incorporated by reference to Exhibit 10.33 of the 2009 10-K.
10.8	English Translation of Credit Facility Agreement dated August 12, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank Incorporated by reference to Exhibit 10.34 of the 2009 10-K.
10.9	English Translation of Credit Facility Agreement dated July 19, 2010 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Huludao Bank Co., Ltd. Incorporated by reference to Exhibit 10.16 of the 2010 10-K.
10.10	English Translation of Credit Facility Agreement dated September 9, 2010 between SkyPeople Juice Group Co. Ltd. And Xi’an Kejilu Branch of China Merchants Bank. Incorporated by reference to Exhibit 10.17 of the 2010 10-K

Exhibit Number	Description
10.11	English Translation of Credit Facility Agreement dated May 10, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.18 of the 2010 10-K.
10.12	English Translation of Credit Facility Agreement dated February 3, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.19 of the 2010 10-K.
10.13	English Translation of Credit Facility Agreement dated December 6, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.20 of the 2010 10-K.
10.14	English Translation of Credit Facility Agreement dated December 7, 2010 between SkyPeople Juice Group Co. Ltd. and China CITIC Bank, Xi’an Kejilu Branch. Incorporated by reference to Exhibit 10.21 of the 2010 10-K.
10.15	English Translation Of Credit Facility Agreement dated December 30, 2010 Between SkyPeople Juice Group Co. Ltd. and Hi-Tech Industrial Development Zone, Xi’ A Branch Of China Construction Bank. Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q filed with the Commission on May 16, 2011.
10.16	Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 14, 2011.
10.17	Indemnification Agreement Between SkyPeople Juice, Inc. and Yongke Xue. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.18	Indemnification Agreement Between SkyPeople Juice, Inc. and Guolin Wang. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.19	Indemnification Agreement Between SkyPeople Juice, Inc. and Spring Liu. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.20	English translation of Investment/Service Agreement The Yidu Orange Comprehensive Deep Processing Zone (the “Zone”) between Yidu Municipal People’s Government and SkyPeople Juice Group Company Limited dated October 29, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 29, 2012
10.21	English translation of Loan Agreement between SkyPeople Juice Group Co., Ltd. and SkyPeople International Holdings Group Limited dated February 18, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 19, 2013
10.22	Share Exchange Agreement among SkyPeople International Holdings Group Limited, Golden Dawn International Limited, Hongke Xue, Yongke Xue, V.X. Fortune Capital Limited and Kingline International Limited dated September 14, 2012. Incorporated by reference to Exhibit 99.2 to the Schedule 13D filed with the Commission by the reporting group September 24, 2012 on January 4, 2013.
10.23	Share Charge between China Tianren Organic Food Holding Company Limited, Golden Dawn International Limited and Vandi Investments Limited dated December 28, 2012. Incorporated by reference to Exhibit 99.3 to the Schedule 13D/A filed with the Commission by the reporting group on January 4, 2013.
10.24	Share Charge between China Tianren Organic Food Holding Company Limited, Golden Dawn International Limited and COFCO (Beijing) Agricultural Industrial Equity Investment Fund dated December 28, 2012. Incorporated by reference to the Schedule 13D/A filed with the Commission by the reporting group on January 4, 2013.
10.25	Termination Agreement to Share Transfer Agreement by and between Hedetang Holdings Co., Ltd. and Shaanxi New Silk Road Kiwifruit Group Inc., dated January 26, 2017. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on January 27, 2017.
10.26	Orchard Lease Contract by and between Village Committee of Dierpo Village, Jinqu Town, Mei County and Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd., dated August 3, 2016. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on January 27, 2017.
10.27	Orchard Lease Contract by and between Yidu Sichang Joint Citrus Cooperatives and Hetetang Agricultural Plantations (Yidu) Co., Ltd., dated August 15, 2016. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on January 27, 2017.
10.28	Form of Securities Purchase Agreement, dated April 12, 2017. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 13, 2017.
10.29	DCON Digital Assets Transfer Agreement, dated January 23, 2018, by and between DigiPay FinTech Limited and Peng Youwang. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 25, 2018.
10.30	Technology Development Service Contract, dated December 18, 2017, by and between GlobalKey Supply Chain Ltd. and Reits (Beijing) Technology Co. Ltd. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 22, 2017.
10.31	Creditor’s Rights Transfer Agreement, dated November 2, 2017, by and between Hedetang Foods (China) Co., Ltd., and Shaanxi Chunlv Ecological Agriculture Co. Ltd., Incorporated by reference to Exhibit 3 to the Amendment No. 1 to Schedule 14A Proxy Statement filed on November 6, 2017.
10.32	Creditor’s Rights Transfer Agreement, dated November 2, 2017, by and between Hedetang Foods (China) Co., Ltd., and Shaanxi Chunlv Ecological Agriculture Co. Ltd. Incorporated by reference to Exhibit 4 to the Amendment No. 1 to Schedule 14A Proxy Statement filed on November 6, 2017.
10.33	Creditor’s Rights Transfer Agreement, dated November 2, 2017, by and between Hedetang Foods (China) Co., Ltd., and Shaanxi Boai Medical Technology Development Co., Ltd. Incorporated by reference to Exhibit 5 to the Amendment No. 1 to Schedule 14A Proxy Statement filed on November 6, 2017.

Exhibit Number	Description
10.34	Creditor’s Rights Transfer Agreement, dated November 2, 2017, by and between Hedetang Foods (China) Co., Ltd., and Shaanxi Fu Chen Venture Capital Management Co. Ltd. Incorporated by reference to Exhibit 6 to the Amendment No. 1 to Schedule 14A Proxy Statement filed on November 6, 2017.
10.35	Share Purchase Agreement, dated November 3, 2017, by and between Future FinTech Group Inc. and Zeyao Xue. Incorporated by reference to Exhibit 7 to the Amendment No. 1 to Schedule 14A Proxy Statement filed on November 6, 2017.
10.36	License Agreement of Sales Agent and Platform of IB-LIVE, dated September 20, 2017, among GlobalKey Supply Chain Ltd., Xi’an Hedetang Nutritious Food Research Co. Ltd., and Shaanxi Entai Bio-Technology Co. Ltd. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on September 21, 2017.
10.37	Shareholder Investment Agreement, dated September 6, 2017, by and between Hedetang Foods (China) Co., Ltd. and Shaanxi Yinlian Huijin Investment Management Co., Ltd. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on September 7, 2017.
10.38	Director Agreement, dated May 6, 2018, by and between Future FinTech Group Inc. and Yiliang Li. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on May 8, 2018.
10.39	InUnion Chain Ltd. Shares Transfer and IUN Digital Assets Investment Agreement, by and among Digipay Fintech Limited, Lake Chenliu and InUnion Chain Ltd., dated June 22, 2018. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on June 22, 2018.
10.40	Securities Purchase Agreement by and between Future FinTech Group, Inc. and Iliad Research and Trading, L.P., dated March 26, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 1, 2019.
10.41	Investor Note, issued by Iliad Research and Trading, L.P. to Future FinTech Group, Inc. dated March 26, 2019. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 1, 2019.
10.42	Secured Convertible Promissory Note, issued by Future FinTech Group, Inc. to Iliad Research and Trading, L.P., dated March 26, 2019. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on April 1, 2019.
10.43	Employment Agreement, dated May 21, 2019, between Future FinTech Group Inc. and Jing Chen. Incorporated by reference to Exhibit 10.1# to our Current Report on Form 8-K filed with the Commission on May 22, 2019.
10.44	Exclusive Operation and Use Rights Authorization Letter by Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., dated July 31, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.45	Exclusive Technology Consulting and Service Agreement by and between Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd. and Chain Cloud Mall E-commerce (Tianjin) Co., Ltd, dated July 31, 2019. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.46	Exclusive Purchase Option Agreement by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. Zeyao Xue and Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.47	Equity Pledge Agreement by and among by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. and Zeyao Xue, dated July 31, 2019. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.48	Equity Pledge Agreement by and among by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. and Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.49	Power of Attorney issued by Zeyao Xue, dated July 31, 2019. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.50	Power of Attorney issued by Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
16.1	Letter from Wei, Wei & Co, dated September 23, 2016. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on September 23, 2016.
16.2	Letter from Armanino LLP, dated April 13, 2016. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on April 15, 2016.
21.1	Description of Subsidiaries of the Registrant*
23.1	Consent of B F Borgers CPA PC*
23.2	Consent of Wang Certified Public Accountant, P.C.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer of Registrant.†
32.2	Section 1350 Certification of Principal Financial Officer of Registrant.†
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†	Furnished herewith

(c)	Other Financial Statement Schedules - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Future FinTech Group Inc.

June 2, 2020	By:	/s/ Shanchun Huang
Shanchun Huang
Chief Executive Officer
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

Signature

Name and Title	Date

/s/ Shanchun Huang
Shanchun Huang	June 2, 2020
Chief Executive Officer (principal executive officer and Director)

/s/Jing Chen
Jing Chen	June 2, 2020
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Yongke Xue
Yongke Xue	June 2, 2020
Chairman of the Board of Directors

/s/ Yiliang Li
Yiliang Li, Director	June 2, 2020

/s/ Johnson Lau
Johnson Lau, Director	June 2, 2020

/s/ Fuyou Li
Fuyou Li, Director	June 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Future Fintech Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Future FinTech Group, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of a Matter

Subsequent to December 31, 2019, as more fully discussed in Note 12, the Company completed the disposition of its certain subsidiaries on February 27, 2020. Assets, liabilities, and relevant operating results of these subsidiaries in connection to the disposition are reported as discontinued operation presented in the financial statements.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2020.

Lakewood, Colorado
June 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Future FinTech Group Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Future FinTech Group Inc. and subsidiaries (“the company”). as of December 31, 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2018 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and cash flows for each of the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company had a working capital deficit of $86,677,836, and accumulated deficit of $188,085,680 as of December 31, 2018, and a record of continuing losses. Since the company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations, these factors and others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2c in 2018 financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Wang Certified Public Accountant, P.C.

Wang Certified Public Accountant, P.C.

We have served as the Company's auditor since 2016. In 2019 we became the predecessor auditor.

Jackson HTS, New York

Aug 25, 2019

FUTURE FINTECH GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$539,316	$253,804
Accounts receivable, net of allowance of $16,127,000 as of December 31, 2019 and $15,650,217 as of December 31, 2018, respectively	4,954	73,244
Other receivables	7,489	23,774,163
Inventories	3,594	63,017
Advances to suppliers and other current assets	1,668,847	-
Assets related to discontinued operations	92,772,786	-
TOTAL CURRENT ASSETS	$94,996,986	$24,164,227

Property, plant and equipment, net	$17,855	$2,336,036
Intangible assets	5,312,906	21,446,345
Amount due from related parties	3,402,823	-
Long-term investments	12,250,000	15,000,000
TOTAL ASSETS	$115,980,570	$62,946,609

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$320,378	$11,054,290
Accrued expenses	4,547,380	99,131,073
Advances from customers	702,179	1,160,029
Short-term bank loans	957,990	5,828,185
Liabilities related to discontinued operations	196,261,748	-
TOTAL CURRENT LIABILITIES	$202,789,675	$117,173,578

NON-CURRENT LIABILITIES
Amount Due to Related Party	$1,268,101	$-

Long-term loan	-	32,450,867
TOTAL NON-CURRENT LIABILITIES	1,268,101	32,450,867
TOTAL LIABILITIES	$204,057,776	$149,624,445
Commitments and contingencies (Note 16)
STOCKHOLDER’S EQUITY

Future FinTech Group, Inc, Stockholders’ equity
Common stock, $0.001 par value; 60,000,000 shares authorized and 33,810,416 shares and 31,017,083 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	$33,810	$31,017
Additional paid-in capital	107,852,827	105,737,256
Accumulated deficits	(213,314,612)	(188,085,680)
Accumulated other comprehensive income (loss)	12,989,408	(8,961,549)
Total Future FinTech Group, Inc. stockholders’ equity	(92,438,567)	(91,278,957)
Non-controlling interests	4,361,361	4,601,121
Total stockholders’ equity	(88,077,206)	(86,677,836)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,980,570	$62,946,609

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	2019	2018
Revenue	$955,172	$888,670
Cost of goods sold	464,307	975,042
Gross profit	490,865	(86,372)

Operating Expenses
General and administrative expenses	4,913,656	11,944,924
Selling expenses	500,949	188,579
Bad debt provision	5,234,205	-
Inventory markdown	27,247	-
Impairment Loss	2,751,099	178,296,747
Total operating expenses	13,427,156	190,430,250

Loss from operations	(12,936,291)	(190,516,623)

Other (expenses) income

Interest income	3,995	1,372
Interest expenses	(523,676)	(1,624,683)
Other income(expenses), net	(229,042)	2,387,813
Total other income (expenses), net	(748,723)	764,502

Loss from Continuing Operations before Income Tax	(13,685,014)	(189,752,121)
Income tax provision	-	237
Loss from Continuing Operations before Non-controlling Minority Interest	(13,685,014)	(189,752,358)

Less: Net loss attributable to non-controlling interests	(163,576)	(15,741,937)

Loss from Continuing Operations	$(13,521,438)	$(174,010,421)

Discontinued Operations (Note 18)	-	-
Income (loss) from discontinued operations	(11,707,494)	4,013,367
NET LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	$(25,228,932)	$(169,997,054)

Other comprehensive loss, net		-
Net loss	$(27,074,245)	$(169,997,054)
Foreign currency translation, net of tax	23,556,511	85,180,932
Comprehensive loss	(3,517,734)	(100,558,059)
Less: Comprehensive loss attributable to non-controlling interests	(239,760)	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	$(3,277,974)	$(100,558,059)

Earnings per share:
Basic earnings per share from continued operation	$(0.42)	$(8.04)
Basic earnings per share from discontinued operation	(0.37)	0.19
	$(0.79)	$(7.85)
Diluted Earnings per share:
Diluted loss per share from continued operation	$(0.42)	$(7.92)
Diluted earnings per share from discontinued operation	(0.37)	0.18
	$(0.79)	$(7.74)
Weighted average number of shares outstanding
Basic	31,996,279	21,636,146
Diluted	31,996,279	21,966,612

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulative
			Additional		Other	Non-
	Common Stock		paid-in	Accumulated	comprehensive	controlling
	Shares	Amount	capital	deficits	income	interests	Total
Balance at December 31, 2017	5,173,234	$5,173	$109,090,782	$(2,346,689)	$(94,142,381)	$20,343,058	$32,949,843
Common Stocks issued during 2018	25,843,849	25,844	155,970				181,814
Net loss				(169,997,054)		(15,741,937)	(185,738,991)
Foreign currency translation adjustment			(3,509,496)	(15,741,937)	85,180,832		65,929,499
Balance at December 31, 2018	31,017,083	$31,017	$105,737,256	$(188,085,680)	$(8,961,549)	$4,601,121	$(86,677,835)
Share based compensation	1,300,000	1,300	702,000				703,300
Issuance of common stock for conversion of debts	1,493,333	1,493	1,413,571				1,415,064
Net loss				(25,228,932)		(1,845,313)	(27,074,245)
Foreign currency translation adjustment					21,950,957	1,605,554	23,556,511
Balance at December 31, 2019	33,810,416	$33,810	$107,852,827	$(213,314,612)	$12,989,408	$4,361,361	$(88,077,206)

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,074,245)	$(169,997,054)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,674,923	-
Bad debt provision	8,260,677	16,314,293
Inventory markdown	27,247	2,464,364
Impairment loss	2,750,000	178,296,747
Share based compensation	702,000	-
Changes in operating assets and liabilities
Accounts receivable	(4,95)	(17,082,886)
Other receivable	124,533	(12,939,323)
Advances to suppliers and other current assets	(1,668,847)	2,805,215
Inventories	(30,841)	(4,246,665)
Accounts payable	(1,731,528)	(223,416)
Accrued expenses	(15,939,575)	(779,504
Changes in net assets related to discontinued operations	13,756,540
Advances from customers	314,228	504,091
Net cash used in operating activities	(15,839,843)	(4,880,137)

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment	(5,006)	-
Purchase of intangible assets	(43,003)	-
Net cash used in investing activities	(48,009)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock	-	155,970
Changes in financing amount due to/from related parties	(2,134,722)	-
Proceeds from Secured Convertible Promissory Note	1,503,793	-
Changes in net assets related to discontinued operations	(4,800,701)	-
Net cash (used in) provided by financing activities	(5,431,630)	155,970

Effect of change in exchange rate	21,728,082	390,494

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	408,599	(4,333,673)
Cash and cash equivalents, beginning of year	253,804	4,586,757
Cash and cash equivalents, end of year	662,403	253,804
Less: Cash and cash equivalents from the discontinued operations, end of year	(123,087)	-
Cash and cash equivalents, from the continuing operations end of year	$539,316	$253,804

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	-	-
Cash paid for income taxes	-	-

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Conversion of convertible notes	$1,415,064	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2019 AND 2018

1. CORPORATE INFORMATION

Future FinTech is a holding company incorporated under the laws of the State of Florida. The Company engages in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production cost and tightened environmental laws in China, the Company transformed its business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology in 2018.

The main business of the Company includes a shopping platform, Chain Cloud Mall (CCM), which is based on blockchain technology; a cross-border e-commerce platform (NONOGIRL) which is online and has started its trial operation in March 2020 and is expected for a formal launch in the third quarter of 2020; a blockchain-based application incubator and a digital payment system (DCON); and the application and development of blockchain-based e-commerce technology and financial technology.

The Company’s activities are principally conducted by subsidiaries operating in the PRC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation and principle of consolidation

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or US GAAP.

The Company’s functional currency of subsidiaries and VIEs in China is the Chinese Renminbi (RMB). Other subsidiaries outside of China use USD as the functional currency; however, the accompanying consolidated financial statements have been translated and presented in USD.

According to USGAAP ASC 810-10-15-8, for legal entities other than limited partnerships, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree.

The consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated financial statements are prepared in accordance with U.S. GAAP. This basis differs from that used in the statutory accounts of subsidiaries and VIEs in the PRC, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP. All significant inter-company accounts and transactions have been eliminated.

Certain amounts of prior years were reclassified to conform with current year presentation.

Discontinued Operations

As discussed previously, On February 27, 2020, SkyPeople BVI (the “Seller”) completed the transfer of its ownership of HeDeTang HK to New Continent International Co., Ltd. (the “Buyer”), an unrelated third party and a company incorporated in the British Virgin Islands for a total price of RMB 0.6 million (approximately $85,714), pursuant to a Share Transfer Agreement entered into by the Seller and the Buyer on September 18, 2019 and approved at the special shareholders meeting of the Company on February 26, 2020. As the Company believed that no continued cash flow would be generated by the sold component, in accordance with ASC 205-20, the Company presented the operating results from Hedetang as discontinued operations within the accompanying consolidated financial statements.

In addition, The Company’s Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses since 2014 and its cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with ASC 205-20, the Company presented the operating results from Huludao Wonder  as a discontinued operation.

On March 11,2020, the Company’s Board of Directors passed a resolution to sale the operation of Globalkey Supply Chain limited and Zhonglian Hengxin Assets Management Co. Ltd and close the operation of Digital Online Marketing Limited, Future Digital Fintech (Xi’an) Co. Ltd., SkyPeople Foods Holding Ltd. and Chain Future Digital Tech (Beijing) Co. Ltd. Based on the disposal plan and in accordance with ASC 205-20, the Company presented the operating results from these operations as a discontinued operation.

Segment Information Reclassification

Historically, the Company operated in five segments: concentrated apple juice and apple aroma, concentrated kiwifruit juice and kiwifruit puree, concentrated pear juice, fruit juice beverages, and others.

As the Company classified the juice related operation into discontinued operation, in the beginning of year 2019, and in accordance with the Company’s new business strategy, the Company classified business segment into CCM Shopping Mall Membership, sales of goods and others.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with US GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but not limited to, the allowance for doubtful accounts receivable, estimated useful life and residual value of property, plant and equipment, impairment of long-lived assets provision for staff benefit, valuation of change in fair value of warrant liability, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our consolidated financial statements.

Going Concern

The Company’s financial statements are prepared assuming that the Company will continue as a going concern.

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. In order to meet its working capital needs through the next twelve months and to fund the growth of the Company, the Company may consider plans to raise additional funds through the issuance of equity or debt. Although the Company intends to obtain additional financing to meet its cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all.

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

Our cash and cash equivalents and restricted cash are classified within level 1 of the fair value hierarchy because they are value using quoted market price.

Earnings (Loss) Per Share

Under ASC 260-10, Earnings Per Share, basic EPS excludes dilution for Common Stock equivalents and is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of Common Stock outstanding for the period.

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

	Year Ended December 31,
	2019	2018
NUMERATOR FOR BASIC AND DILUTED EPS
Net loss from continuing operations (numerator for EPS)	$(13,521,438)	$(174,010,421)
Net (income) )loss from discontinued operations (numerator for EPS)	(11,707,493)	4,013,367
Net loss allocated to Common Stockholders	$(25,228,932)	$(169,997,054)

Loss per share:
Basic loss per share from continued operations	$(0.42)	$(8.04)
Basic income (loss) per share from discontinued operations	(0.37)	0.19
Basic loss per share from net loss	$(0.79)	$(7.85)
Diluted loss per share:
Diluted loss per share from discontinued operations	$(0.42)	$(7.92)
Diluted income (loss) per share from discontinued operations	(0.37)	0.18
Diluted loss per share from net loss	$(0.79)	$(7.74)

Weighted average Common Stock outstanding	31,996,279	21,636,146
DENOMINATOR FOR BASIC AND DILUTED EPS	31,996,279	21,966,612

Cash and Cash Equivalents

Cash and cash equivalents included cash on hand and demand deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal and use and with an original maturity of three months or less.

Deposits in banks in the PRC are only insured by the government up to RMB500,000, and are consequently exposed to risk of loss. The Company believes the probability of a bank failure, causing loss to the Company, is remote.

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

The Company has assessed its accounts receivable including credit term and corresponding all its accounts receivables in December 2019. Upon such credit terms, bad debt expense was increased by $5.23 million and $16.31 million during the years ended December 31, 2019 and 2018, respectively. Accounts receivables of $2,477 and $619.13 million have been outstanding for over 90 days as of December 31, 2019 and December 31, 2018, respectively.

Inventories

Inventories consist of raw materials, packaging materials (which include ingredients and supplies) and finished goods (which include finished juice in the bottling, canning operations and other. Inventories also consist of merchant gift package to be delivered with the new membership signed up in our e-commerce platform. Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written off.

Revenue Recognition

We adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) and all related amendment from January 1, 2018.

We apply the five steps defined under ASC 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We assess its revenue arrangements against specific criteria in order to determine if it is acting as principal or agent. Revenue arrangements with multiple performance obligations are divided into separate distinct goods or services. We allocate the transaction price to each performance obligation based on the relative standalone selling price of the goods or services provided. Revenue is recognized upon the transfer of control of promised goods or services to a customer.

We do not make any significant judgment in evaluating when control is transferred. Revenue is recorded net of value-added tax.

Revenue recognitions are as follows:

Sales of juice and other products:

We recognize revenue when the receipt of merchandise is confirmed by the customers, which is the point that the title of the goods is transferred to the customer.

We recognize revenues when we satisfy a performance obligation by transferring a promised good or service (that is, an asset) to a customer. An asset is transferred when the customer obtains control of that asset. Customers have no contractual right to return products. Historically, the Company has not had any returned products. Accordingly, no provision has been made for returnable goods. The Company is not required to rebate or credit a portion of the original fee if it subsequently reduces the price of its product to its suppliers.

The Company does not make any significant judgment in determination of the amount and timing of revenue from contracts with customers.

On-line sales and Membership fee:

The Company recognizes the sale of goods 15 days after the products are shipped (after the 15 days return policy). The revenue from the membership fee is amortized over the lifetime of the membership, which is one year. For the merchandise gift package, revenue is recognized when the receipt of the gift package is confirmed by the members. Other revenues include revenues earned on net basis from sales of certain products on our platform.

Shipping and Handling Costs

Shipping and handling amounts billed to customers in sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $1,180 and $33,145 for fiscal years 2019 and 2018, respectively, are reported in the Consolidated Statements of Income and Comprehensive Income as a component of selling expenses.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred and are included in selling expenses. The Company incurred $19,128 and $19,341 in advertising and promotional costs for the years ended December 31, 2019 and 2018, respectively.

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

Intangible Assets

Acquired intangible assets are recognized based on their cost to the Company, which generally includes the transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the Company’s book. These assets are amortized over their useful lives if the assets are deemed to have a finite life and they are reviewed for impairment by testing for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The fair value of an intangible asset is the amount that would be determined if the entity used the assumptions that market participants would use if they were pricing the intangible asset. The useful life of the Company’s intangible assets is ten year, which is determined by using the time period that an intangible is estimated to contribute directly or indirectly to a company’s future cash flows.

Foreign Currency and Other Comprehensive Income (Loss)

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency; however, the reporting currency of the Company is the USD. Assets and liabilities of the Company’s foreign subsidiaries have been translated into USD using the exchange rate at the balance sheet date, while equity accounts are translated using historical exchange rate. The exchange rate we used to convert RMB to USD was 6.98 and 6.86 at the balance sheet date of December 31, 2019 and December 31, 2018, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rate we used to convert RMB to USD was 6.90 and 6.62 for fiscal year 2019 and fiscal year 2018, respectively. Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Other comprehensive loss for the year ended December 31, 2019 and 2018 represented foreign currency translation adjustments loss of $36.85 million and $85.18 million, respectively, and were included in the consolidated statements of comprehensive income (loss).

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Right of Use Assets

The Company paid in advance for land use rights according to Chinese law. Prepaid land use rights are being amortized and recorded as lease expenses using the straight-line method over the use terms of the lease, which are 40 to 50 years.

Lease

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases, and in July 2018, issued ASU No. 2018-10 and 2018-11 and in December 2018, issued ASU No. 2018-20 and in March 2019, issued ASU No. 2019-01, which amended the standard, replacing existing lease accounting guidance. The new standard introduced a lessee model that requires entities to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner similar to current accounting. The ASU did not make fundamental changes to previous lessor accounting. For the Company, the ASU was effective January 1, 2019. As amended, the ASU provided for retrospective transition applied to earliest period presented or an adoption method by which entities would not need to recast the comparative periods presented. The Company did not recast prior periods as it adopted this ASU. As a result of adopting this ASU, the Company recorded approximately $0 of lease assets and lease liabilities related to transition upon this ASU’s adoption.

After adoption of ASU 2016-02 and related standards, operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For short-term leases with an initial lease term of 12 months or less and with purchase options we are reasonably certain will not be exercised. As a lessee, the Company leases equipment, land and office building. Lease expense is recognized on a straight-line basis over the lease term.

Convertible notes

The Company accounts for its convertible notes at issuance by allocating the proceeds received from a convertible note among freestanding instruments according to ASC 470, Debt, based upon their relative fair values. The fair value of debt and common stock is determined based on the closing price of the common stock on the date of the transaction. Convertible notes are subsequently carried at amortized cost. Each convertible note is analyzed for the existence of a beneficial conversion feature (“BCF”), defined as the fair value of the common stock at the commitment date for the convertible note, less the effective conversion price. No BCF was recognized for the convertible notes issued during 2019.

Share-based compensation

The Company awards share options and other equity-based instruments to its employees, directors and consultants (collectively “share-based payments”). Compensation cost related to such awards is measured based on the fair value of the instrument on the grant date. The Company recognizes the compensation cost over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. The amount of cost recognized is adjusted to reflect the expected forfeiture prior to vesting. When no future services are required to be performed by the employee in exchange for an award of equity instruments, and if such award does not contain a performance or market condition, the cost of the award is expensed on the grant date. The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the cumulative amount of compensation cost recognized at any date at least equals the portion of the grant-date value of such award that is vested at that date.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) “Financial Instruments - Credit Losses” (“ASC 326”): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2019, the FASB issued ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” (“ASC 2019-10”), which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for public entities which meet the definition of a smaller reporting company. The Company will adopt ASU 2016-13 effective January 1, 2023. Management is currently evaluating the effect of the adoption of ASU 2016-13 on the consolidated financial statements. The effect will largely depend on the composition and credit quality of our investment portfolio and the economic conditions at the time of adoption.

In December 2019, the FASB issued the amendments in ASU 2019-12 ASC Topic 740, Income Taxes: Simplifying Accounting for Income Taxes, which removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP). The amendments eliminate the need for an organization to analyze whether the specific exceptions apply in a given period, improve financial statement preparers’ application of income tax-related guidance and simplify GAAP. The amendments are effective for all entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying consolidated financial statements.

3. INVENTORIES

Inventories by major categories are summarized as follows:

	December 31,
	2019	2018
Raw materials and packaging	$-	$24,578
Finished goods	37,269	2,502,803
Less: impairment loss	(33,675)	(2,464,364)
Inventories	$3,594	$63,017

Inventory write-downs and write-offs made during years ended December 31, 2019 and 2018 were $27,247 and $2.46 million, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2019		2018
Machinery and equipment	$		$32,702,621
Furniture and office equipment		36,958	368,875
Motor vehicles		-	355,820
Buildings		-	54,689,750
Construction in progress		-	185,646
Subtotal		36,958	88,302,711
Less: accumulated depreciation		(11,902)	(41,420,859)
Less: Impairment loss		(7,201)	(44,545,816)
Net property and equipment		$17,855	$2,336,036

Depreciation expense included in general and administration expenses for the years ended December 31, 2019 and 2018 was $6,051 and $2.93 million respectively. Depreciation expense included in cost of sales for the year ended December 31, 2019 and 2018 was $0 and $337,198 and respectively.

5.  INTANGIBLE ASSETS

On January 23, 2018, DigiPay and Peng Youwang (“Peng”), a Chinese citizen entered into the DCON Agreement. Under the terms of the DCON Agreement, Peng transferred to DigiPay a 60% ownership interest in certain digital assets of DCON, a blockchain platform for cryptocurrency conversion, payment and other services (“DCON”), including but not limited to its business plan and white papers, business models, software, architectures, codes, software, applications, technologies, patents, copyrights, trade secrets, customer lists, business points, trading platforms, digital rights, authentication systems, agreements and contracts, token, and the DCON communities established on Nova Realm City (the “Transfer Assets”) for an aggregate purchase price of $9.6 million (the “Purchase Price”).

As of December 31, 2018, management has determined that above acquired intangible assets were evaluated at the par value of the common stocks issued, or $1,200. We have assessed the recoverability of such assets as of December 31, 2019 and concluded that no impairment indication was noted.

Also included in the intangible assets is land use right. The government of the PRC, its agencies and collectives hold all land ownership. Companies or individuals are authorized to use the land only through land usage rights granted by the PRC government. Land usage rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Accordingly, the Company paid in advance for land usage rights. Prepaid land usage rights are being amortized and recorded as lease expenses using the straight-line method over the terms of the leases, which range from 40 to 50 years. The amortization expense was $0.12 million and $6.5 million and for fiscal years 2019 and 2018, respectively. The following table sets forth land usage rights of the Company as of December 31, 2019 and 2018, respectively.

	December 31,
	2019	2018
Cost	$5,847,008	$24,003,243
Less: Accumulated amortization	(574,996)	(2,556,898)
Less: Impairment Loss	-	(6,895,078)
	$5,272,012	14,551,266

6. RELATED PARTY TRANSACTION

As of December 31, 2019, the amount due to the related parties was $1.27 million, which consisted of the followings:

Name of Related Party from Whom Amounts were Received	Amount (US$)	Relationship	Note
Yongke Xue	28,539	Chairman of the Company	Loan payable
Shanchun Huang	71,672	Chief Executive Officer of the Company	Loan payable
Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd.,	573,142	Holds 26.36% of equity shares of SkyPeople China	Interest free loan*
InUnion Chain Ltd. (“INU”)	209,957	The Company is the 10% equity shareholder of INU	Accounts payables
Zhi Yan	40,710	Chief Technology Officer of the Company	Loan payable
Jing chen	6,527	Chief Financial Officer of the Company	Payable to employee
Zeyao Xue	310,746	Son of the Chairman of the Company and a shareholder of the Company Chief Operating Officer of the Company	Loan payable
Kai Xu	26,808	Chief Operating Officer of the Company	Payable to employee

As of December 31, 2019, the amount due from the related parties was $3.40 million, which consisted of the followings:

Name of Related Party to Whom the Amounts were Paid	Amount (US$)	Relationship	Note
Shaanxi Chunlv Ecological Agriculture Co. Ltd.	3,356,070	Holds 20.0% interest in CCM logistics	Interest free loan*
Quangoutong Commercial Holdings (Xi’an) Co., Ltd (“Quangoutong”)	22,935	Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. (“Fullmart”) holds 16.67% equity of its subsidiary. The subsidiary is 83.33% owned by Quangoutong	Service fee due
Shaanxi Quangou Convenient Island Co. Ltd.	23,828	Fullmart holds 33.33% its equity	Interest free loan*

●	The interest free loans have been approved by the Company’s Audit Committee.

In fiscal year 2019, the Company purchased health insurance of $209,958 from InUnion Chain Ltd (“INU”), and the Company is the 10% equity shareholder of INU.

The Company’s subsidiary sold fruit beverages to a related entity, Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. (“Fullmart”) for approximately $8,810 for the year ended December 31, 2018. The sales to this related party were consistent with pricing and terms offered to third parties. The remaining accounts receivable balances were $0 as of December 31, 2018. Fullmart is a company indirectly owned by our Chairman and CEO, Mr. Yongke Xue.

7. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the years ended December 31, 2019 and 2018. The effective income tax rate for the Company for both of the years ended December 31, 2019 and 2018 were 0% and 0% respectively. Some of our subsidiaries generated income and we accrued income tax according to the Chinese corporate income tax rate, but some had a loss and no tax provision was made.

The amount of unrecognized deferred tax liabilities for temporary differences related to the dividend from foreign subsidiaries is not determined because such determination is not practical.

The Company has not provided deferred taxes on undistributed earnings attributable to its PRC subsidiaries as they are to be permanently reinvested. On February 22, 2008, MOFCOM and SAT  jointly issued Cai Shui 2008 Circular 1, “Circular 1.” According to Article 4 of Circular 1, distributions of accumulated profits earned by foreign investment enterprises, (“FIE”) prior to January 1, 2008 to their foreign investors will be exempt from withholding tax, (“WHT”) while distribution of the profits earned by a FIE after January 1, 2008 to its foreign investors shall be subject to WHT.

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

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of December 31, 2019 and December 31, 2018. Therefore, the Company provided for a valuation allowance against its deferred tax assets as of December 31, 2019 and 2018, respectively.

8. IMPAIRMENT LOSS

The Company recorded $2.75 million of impairment loss in fiscal year 2019 related with the INU Digital Assets Token and 10% equity investment in InUnion Chain Limited that Digipay Finteh Limited invested in June 2018.

The Company recognized an impairment loss of $4.36 million in fiscal year 2018 related with the fixed assets of the Company’s subsidiary Yingkou, which had no production since the year 2016.

In 2018, the Company recorded an impairment loss of $25.19 million regarding Company’s fixed assets and construction in progress. Among this amount, $11.51 million was related with Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”). On April 19, 2013, we established Guo Wei Mei to engage in the business of producing kiwi fruit juice, kiwi puree, cider beverages, and related products. The total estimated investment was RMB 294 million. By the end of 2018, the Company has finished the building of an R&D center and an office building with a total investment of approximately $11.24 million (RMB 76.2 million), the Company has also purchased a fruit juice production line of approximately $19.02 million (RMB 129 million). As the Chinese government recently tightened environmental regulations, the project has been delayed and the construction has been stopped since early 2017. Since the Company’s current cash cannot support the future input of this project and there is no forecasted cash flow from this project, the value of the construction in progress of this project was impaired.

An impairment loss of $25.68 million recorded in 2018 was related with our Suizhong project in Liaoning Province, which was to establish a fruit and vegetable industry chain and further processing demonstration zone in Suizhong County, Liaoning Province (the “Suizhong Project”). We started the Suizhong project in August 2013. The Company has made partial payment to acquire land use rights from the local government, purchase equipment and build facilities. By the end of 2018, the Company has finished construction of an office building, dormitory, refrigeration storage facility and warehouse. However, due to heavy competition in the concentrated apple juice business in China, our Huludao Wonder and Yingkou facilities in Liaoning have had no production in the past few years, and the construction work on Suizhong project is also currently suspended. Since the Company’s current cash cannot support the future input of this project and there is no forecasted cash flow from this project, the value of the construction in progress of this project was impaired.

An impairment loss of $32.68 million recorded in 2018 was related with our Yidu project. On November 23, 2015, the Company started the construction of the Yidu project, which was to establish the distribution center and the deep processing zone on the project land of approximately 280 mu, or 46 acre. As the Chinese government recently tightened environment regulations, the project has been delayed. Since the Company’s current cash cannot support the future input of this project and there is no forecasted cash flow from this project, the value of the construction in progress of this project was impaired.

9. RISKS AND UNCERTAINTIES

a) PRC Regulations

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

b) Major customers and suppliers

No customer accounted for more than 10% of the Company’s sales for the year ended December 31, 2019. There were two customers, Chengdu Hongkor Electromechanical Equipment Co., Ltd. (“HongKor”), and Qifeng Fruit Industry Co., Ltd., who accounted for 40.96% and 10.17% respectively of the Company’s sales for the year ended December 31, 2018,

Sales to our five largest customers accounted for approximately 15.6% and 61.56% of our net sales during the years ended December 31, 2019 and 2018, respectively.

There was no suppliers accounted for more than 10% of our purchase during the year ended December 31, 2019. Five top suppliers accounted for 14.42% of our purchases during the year ended December 31, 2019.

In 2018, the company’s suppliers were dispersed, no one occupied more than 1% of the total purchases. The first two largest suppliers were 0.99% during the year ended December 31, 2018.

10. SHARE BASED COMPENSATION

The Company’s 2015 Omnibus Equity Plan permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 250,000 shares of Common Stock. As of December 31, 2019, there were no shares of stock available for award under the 2015 Stock Incentive Plan.

On March 13, 2018, the Company’s shareholders approved the 2017 Omnibus Equity Plan at the annual shareholders meeting, which permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 1,300,000 shares of Common Stock. On December 21, 2018, the Company approved the issuance of 1,300,000 shares of the Company’s unrestricted common stock to seven of the Company’s employees pursuant to our 2017 Omnibus Equity Plan. The Company recorded an expense of $13,000 in the fourth quarter of fiscal year 2018 under the 2017 Omnibus Equity Plan, reflecting a par value of $0.001 per share of the Company’s common stock. The shares were issued accordingly to these employees in May and June of 2019.

The Company did not grant any stock options during the fiscal year 2019.

11. COMMON STOCKS ISSUED IN CONNECTION WITH THE CONVERTIBLE NOTES

Common stocks issued in connection with the convertible notes

From October to December 2019, the Company issued 1,493,333 shares of its common stock to Iliad Research and Trading, L.P., a Utah limited partnership (the “Purchaser”) pursuant to a series of Exchange Agreements entered into with the Purchaser.

On March 26, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Purchaser pursuant to which the Company sold and issued to the Purchaser a Secured Convertible Promissory Note (the “Note”) in the principal amount of $1,070,000. The Purchaser purchased the Note with an original issue discount of $50,000, and the Company agreed to pay to the Purchaser $20,000 for fees and costs incurred by Purchaser in connection with the consummation of the Purchase Agreement. The Note was sold to the Purchaser pursuant to an exemption from registration under Regulation D, promulgated under the Securities Act of 1933, as amended. The purchase price for the Note was paid by the Purchaser through an initial cash payment of $500,000 and the issuance of an Investor note to the Company with a one-year term and an interest rate of 8% (the “Investor Note”), which the Purchaser agrees to prepay in full upon the satisfaction of certain conditions for pledged shares and transfer agent instruction letter pursuant to the Investor Note and Purchase Agreement.

On May 2, 2019, the Company received a second cash payment from Purchaser of $0.5 million after satisfying certain conditions for pledged shares as required in the Securities Purchase Agreement, of which $3,818 was interest income for the Company due to late payment past the agreed date by the Purchaser.

The Note bears interest at the rate of 8% per annum. All outstanding principal and accrued interest on the Note became due and payable on March 26, 2020. The Company’s obligations under the Note may be prepaid at any time, if the company elects to prepay the Company would pay 125% of any amount outstanding under the Note. The Note may be converted at any time, at the Purchaser’s option, into shares of the Company’s common stock at a conversion price of $3.00 per share. During the term of the Note, the Company shall not, without the prior written consent of the Purchaser, enter into or effect certain fundamental business transactions. The Company has the option to redeem the Note at any time after the six month anniversary of the date when the purchase price is delivered to the Company. The Company’s obligations under the Note are secured by a pledge of 2,500,000 shares of the Company’s common stock by Mengyao Chan, an unrelated third party, in favor of the Purchaser.

On October 15, 2019, the Company entered into an Exchange Agreement (the “First Exchange Agreement”) with the Purchaser (the “Lender”). Pursuant to the First Exchange Agreement, the Company and Lender agreed to partition a new Promissory Note in the original principal amount of $100,000 (the “First Partitioned Note”) from the Note issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the First Partitioned Note. The Company and Lender further agreed to exchange the First Partitioned Note for the delivery of 133,333 shares of the Company’s Common Stock, par value $0.001, according to the terms and conditions of the First Exchange Agreement.

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

On October 23, 2019, the Company entered into a Forbearance Agreement with the Lender. Pursuant to the Forbearance Agreement, Lender agreed to withdraw a Redemption Notice delivered by the Lender to the Company on September 30, 2019, which was issued pursuant to the Note issued by the Company to the Lender dated March 26, 2019. Lender agreed not to make any redemptions pursuant to the Note before October 25, 2019. The parties agreed, in the event Lender delivers a Redemption Notice to the Company and the redemption amount set forth therein is not paid in cash to Lender within three (3) trading days, then the applicable redemption amount shall be increased by 25% (the “First Adjustment,” and such increase to the redemption amount, the “First Adjusted Redemption Amount”). In the event the First Adjusted Redemption Amount is not paid within three (3) trading days after the date of First Adjustment, then the First Adjusted Redemption Amount shall be increased in accordance with the following formula: $0.75 divided by the lowest closing trade price of the Common Stock of the Company during the twenty (20) trading days prior to the date of the Second Adjustment and the resulting quotient multiplied by the First Adjusted Redemption Amount (the “Second Adjustment,” and such increase to the First Adjusted Redemption Amount, the “Second Adjusted Redemption Amount”), provided, however, that such formula shall only be applied if the resulting quotient is greater than one (1) and such formula shall in no event be used to reduce the First Adjusted Redemption Amount. Upon payment in cash of the First Adjusted Redemption Amount or Second Adjusted Redemption Amount, the outstanding balance of the Note will be reduced by the original amount set forth in the Redemption Notice. The Company also agreed that during each calendar month, beginning in the month of October 2019, it will reduce the outstanding balance of the Note by at least $100,000 and if the outstanding balance is reduced by more than $100,000 in a given month, then the portion of the balance reduction amount that exceeds $100,000 may be counted toward the minimum balance reduction requirement in the next month or months. On November 6, 2019, the Lender issued a Redemption Notice, and the premium was agreed to be increased by $172,583. On November 26, 2019, the Lender issued another Redemption Notice, and the premium was agreed to be increased by $170,407. On January 21, 2020, the Lender issued another Redemption Notice, and the premium was agreed to be increased by $173,276.

On October 25, 2019, the Company entered into the third Exchange Agreement (the “Third Exchange Agreement”) with the Lender. Pursuant to the Third Exchange Agreement, the Company and Lender agreed to partition a new Promissory Note (the “Third Partitioned Note”) in the original principal amount of $145,000 from the Note issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Third Partitioned Note. The Company and Lender further agreed to exchange the Third Partitioned Note for the delivery of 193,333 shares of the Company’s Common Stock, par value $0.001, according to the terms and conditions of the Third Exchange Agreement.

On November 1, 2019, the Company entered into the Fourth Exchange Agreement (the “Fourth Exchange Agreement”) with the Lender. Pursuant to the Fourth Exchange Agreement, the Company and Lender agreed to partition a new Promissory Note (the “Fourth Partitioned Note”) in the original principal amount of $175,000 from the Note issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Fourth Partitioned Note. The Company and Lender further agreed to exchange the Fourth Partitioned Note for the delivery of 233,333 shares of the Company’s Common Stock, par value $0.001, according to the terms and conditions of the Fourth Exchange Agreement.

On November 13, 2019, the Company, entered into the Fifth Exchange Agreement (the “Fifth Exchange Agreement”) with the Lender.

Pursuant to the Fifth Exchange Agreement, the Company and Lender agreed to partition a new Promissory Note (the “Fifth Partitioned Note”) in the original principal amount of $125,000 from the Note issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Fifth Partitioned Note. The Company and Lender further agreed to exchange the Fifth Partitioned Note for the delivery of 166,667 shares of the Company’s Common Stock, par value $0.001, according to the terms and conditions of the Fifth Exchange Agreement.

On November 19, 2019, the Company, entered into the Six Exchange Agreement (the “Six Exchange Agreement”) with the Lender.

Pursuant to the Six Exchange Agreement, the Company and Lender agreed to partition a new Promissory Note in the original principal amount of $125,000 (the “Six Partitioned Note”) from the Note issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Six Partitioned Note. The Company and Lender further agreed to exchange the Six Partitioned Note for the delivery of 166,667 shares of the Company’s Common Stock, par value $0.001, according to the terms and conditions of the Six Exchange Agreement.

On November 26, 2019, the Company entered into the Seventh Exchange Agreement (the “Seventh Exchange Agreement”) with the Lender.

Pursuant to the Seventh Exchange Agreement, the Company and Lender agreed to partition a new Promissory Note (the “Seventh Partitioned Note”) in the original principal amount of $150,000 from the Note issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Seventh Partitioned Note. The Company and Lender further agreed to exchange the Seventh Partitioned Note for the delivery of 200,000 shares of the Company’s Common Stock, par value $0.001, according to the terms and conditions of the Seventh Exchange Agreement.

Acquisition of Creditor’s Rights

On November 2, 2017 (the “Agreement Date”), a wholly-owned indirect subsidiary of the Company, Hedetang Foods (China) Co., Ltd. (“Hedetang”), entered into a series of Creditor’s Rights Transfer Agreements (collectively, the “Acquisition Agreements”) with each of Shaanxi Chunlv Ecological Agriculture Co. Ltd., Shaanxi Boai Medical Technology Development Co., Ltd., and Shaanxi Fu Chen Venture Capital Management Co. Ltd. (collectively, the “Sellers”). The Sellers holds 70% of the equity shares of Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd., which holds 26.36% of equity shares of SkyPeople China. Pursuant to the Acquisition Agreements, Hedetang agreed to purchase certain creditor’s rights associated with companies located in the PRC, for an aggregate purchase price of RMB 181.01 million (approximately $27.34 million), of which RMB 108.60 million (approximately $16,44 million was paid in cash and RMB 72,40 million approximately $10.94 million was paid in shares of common stock of the Company based on the average of the closing prices of Future FinTech’s common stock over the five trading days preceding the date of the Acquisition Agreements.

A summary of the Acquisition Agreements is as follows:

1) Shaanxi Chunlv Ecological Agriculture Co. Ltd. agreed to transfer all of its credit rights of principal and interest owed by Xi’an Tongji Department Store Co., Ltd. to Hedetang. As of the Agreement Date, the book balance of the principal was RMB 23.63 million, the interest was RMB 38.28 million, and the total credit balance, including the principal and the interest, was RMB 61.91 million, of which the RMB 19.76 million credit was guaranteed by a third party company.

2) Shaanxi Chunlv Ecological Agriculture Co. Ltd. agreed to transfer all of its credit rights of principal and interest owed by Shaanxi Youyi Co., Ltd. to Hedetang. As of the Agreement Date, the book balance for the principal was RMB 45.35 million, the interest was RMB 71.22 million, and the total credit balance including the principal and the interest was RMB 116.57 million, all of which was guaranteed by a third party company.

3) Shaanxi Fu Chen Venture Capital Management Co., Ltd. agreed to transfer all of its credit rights of principal and interest owed by State Owned Shaanxi No. 8 Cotton and Textile Mill to Hedetang. As of the Agreement Date, the book balance for the principal was RMB 72.37 million the interest was RMB 138.04 million, the total of credit including the principal and the interest was RMB 210.41 million, and there was no effective guarantee or pledged assets to secure this debt.

4) Shaanxi Boai Medical Technology Development Co., Ltd. agreed to transfer all its credit rights of principal and interest owed by Xi’an Yanliang Economic Development Co., Ltd. to Hedetang. As of the Agreement Date, the book balance for the principal was RMB 6.35 million, the interest was RMB 9.83 million, and the total of credit including the principal and the interest was RMB 16.18 million, which is secured by certain land use rights.

In connection with the Acquisition Agreements and to provide funding for their consummation, on November 3, 2017, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Mr. Zeyao Xue (“Xue”) pursuant to which Future FinTech agreed to sell 11,362,159 shares of its common stock (the “Shares”) to Xue for an aggregate purchase price of $16.44 million. The per share price for the Shares was determined using the average closing price quoted on the NASDAQ Global Market for the common stock of the Company over the three (3) trading days prior to the date of the Share Purchase Agreement (the “Purchase Price”), subject to potential upward adjustment. The consummation of the Share Purchase Agreement was contingent on Future FinTech receiving shareholder approval at a Special Shareholders Meeting for an amendment to its articles of incorporation and the approval of Share issuance under the Share Purchase Agreement by the shareholders of the Company.

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

Acquisition of DCON

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

Reits Service Agreement

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

Under the Service Agreement, Reits shall provide services to GlobalKey relating to the design, development, testing, deployment and maintenance of a blockchain-based Globally Shared Shopping Mall and other software systems (the “System”). Following the completion and delivery of the System by Reits, (i) GlobalKey shall provide the hardware and network requirements for the trial deployment of the System, (ii) Reits shall provide training of GlobalKey’s staff in the use and operation of the System, and (iii) for a period of one year from the System delivery date and for no additional charge, Reits shall provide ongoing System maintenance and technical support (the “Free Maintenance Period”). Following the completion of the Free Maintenance Period, GlobalKey may elect to engage Reits for ongoing maintenance and technical support. Under the Service Agreement, GlobalKey shall pay Reits aggregate consideration of RMB 13 million ($2.07 million), of which RMB 9.1 million ($1.45 million) may be paid in shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a per share price equal to the average of the Common Stock’s closing prices over the 5 trading days prior to the date of the Agreement, or $1.554 per share (the “Share Payment”). The exchange rate between US dollar and RMB for the payment is 1:6.65. The Share Payment was made within 15 business days of the date of the Service Agreement, and the remaining Service Agreement consideration shall be paid by GlobalKey in accordance with the schedule described in the Service Agreement. The Company paid RMB 0.88 million ($0.14 million) and RMB 0.79 million ($0.12 million) in cash to Reits in the first and second quarters of 2018, respectively.

Exercise of warrants

On January 5, 2018, the Company issued 30,000 shares of the Company’s common stock to a certain warrant holder for the exercise of Warrants.

Acquisition of long-term investments

On October 19, 2018, the Company issued 5 million shares of its Common Stock to Mr. Chenliu pursuant to the InUnion Chain Ltd. Shares Transfer and IUN Digital Assets Investment Agreement entered into on June 22, 2018 between Digipay, Mr. Chenliu, an individual resident of Costa Rica, and InUnion Chain Ltd. (“InUnion”), a British Virgin Islands company wholly owned by Mr. Chenliu.

12. DISCONTINUED OPERATIONS

HeDeTang HK

On September 18, 2019, HeDeTang Holdings (HK) Ltd. (“HeDeTang HK”) entered into a Share Transfer Agreement (the “Agreement”) with New Continent International Co., Ltd., (the “Buyer”) a company incorporated in the British Virgin Islands. Pursuant to the terms of the Agreement, the Buyer purchased 100% ownership of HeDeTang HK, which value is primarily derived from HeDeTang HK’s wholly-owned subsidiary HeDeJiaChuan Holdings Co., Ltd. and 73.41% owned subsidiary SkyPeople Juice Group Co., Ltd., for a total price of RMB 600,000 (approximately $85,714) (the “Sale Transaction”). The Sale Transaction was closed on February 27, 2020. In accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), the Company presented the operation results from HeDeTang HK’s and subsidiaries as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operations of the discontinued component. The total assets of HeDeTang HK was $64.37 million as of December 31,2019 and the total liabilities of HeDeTang HK was $196.87 million as of December 31, 2019.

Huludao Wonder

The Company’s Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses since 2014 and its cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with ASC 205-20, the Company presented the operating results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Huludao in December 2016, and ceased the depreciation of the property in accordance with ASC 205-20. In accordance with the restructuring plan, the Company intends to transfer the concentrated fruit juice production equipment in Huludao Wonder to another subsidiary and to sell the land and facilities upon favorable circumstances.

In year 2016, Huludao Wonder stopped payment of interest on the loan it obtained from Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) in 2016. Suizhong Branch sued Huludao Wonder in the Intermediate People’s Court (the “Huludao Court”), and as a result, in accordance with of the ruling of the Huludao court, the Company’s fixed assets will offset long-term borrowings, along with its owed interest. Since the loan amount is larger than the remaining value of the fixed assets, the transaction became non-operating income for this subsidiary.

Loss from discontinued operations for fiscal years 2019 and 2018 was as follows:

	December 31,	December 31,
	2019	2018
REVENUES	$330,195	$756,838
COST OF SALES	315,737	891,154
GROSS PROFIT	14,459	(134,316)

OPERATING EXPENSES:
General and administrative	2,994,965	10,308,627
Selling expenses	172,449	174,097
Bad debt expenses	3,026,472
Impairment loss	-	133,631,129
Total	6,193,885	144,113,852

OTHER INCOME (EXPENSE)
Interest income	116	-
Interest expense	(7,300,070)	(1,721,012)
other income (expenses)	90,149	6,770,498)
Total	(7,209,805)	(5,050,147)
Loss from discontinued operations before income tax	(13,389,231)	(139,198,021)
Income tax provision	-	31
Loss from discontinued operation before Minority Interest	$(13,389,231)	$(139,198,052)
Less: Net loss attributable to non-controlling interests	(1,681,738)	15,618,798
LOSS FROM DISCONTINUED OPERATION	$(11,707,493)	$(123,579,254

The non-operating loss from discontinued operations was $11.71 million for fiscal year 2019 and $4.01 million for fiscal year 2018.

The major components of assets and liabilities related to discontinued operations are summarized below:

	December 31, 2019	December 31, 2018
Cash	$123,087	$220,342
Accounts receivable	11,720	73,244
Other receivables	1,861	15,381,465
Inventory	454,269	63,017
Advances to suppliers and other current assets	97,539	-
Property and equipment, net	1,176,163	2,276,704
Right of use assets	57,571,254
Intangible assets, net	15,347,535	15,968,625
Amount due from related parties	17,989,358
Total assets related to discontinued operations	$92,772,786	33,933,396

Accounts payable	$2,084,735	$9,002,384
Accrued expenses	81,279,952	78,644,119
Advances from customers	815,382	772,078
Short-term bank loans	37,245,139	5,828,185
Lease liabilities	60,613,970	-
Amount due from related parties	14,222,570	-
Long-term loan	14,222,570	32,450,867
Total liabilities related to discontinued operations	$196,261,748	$126,697,633

13. SEGMENT REPORTING

In its operation of the business, management, including our chief operating decision maker, who is also our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with GAAP. The Company operates in four segments starting from fiscal 2019: shared shopping mall membership fee, fruit related products, sales of goods and others. Our concentrated juice and juice beverages are primarily produced by the Company’s Jingyang factory. The operation of fruit related products is classified as discontinued operation as disclosed in Note 12.

In compliance with the Company’s business transformation strategy, membership fees from the shared shopping mall and sales of goods through the shared shopping mall platform started to generate the main revenues for the Company and became more and more important business sections of the Company since fiscal year 2019, while its traditional business section of seasonal fruit related products continued to shrink in fiscal year 2019.

Some of our operation might not individually meet the quantitative thresholds for determining reportable segments and we determine the reportable segments based on the discrete financial information provided to the chief operating decision maker. The chief operating decision maker evaluates the results of each segment in assessing performance and allocating resources among the segments. Since there is an overlap of services provided and products manufactured between different subsidiaries of the Company, the Company does not allocate operating expenses and assets based on the product segments. Therefore, operating expenses and asset information by segment are not presented. Segment profit represents the gross profit of each reportable segment.

For fiscal year 2019 (in thousands):

	CCM Shopping Mall Membership	Sales of Goods	Others	Total
Reportable segment revenue	$542	$378	$412	$1,332
Inter-segment loss	-	-	(377)	(377)
Revenue from external customers	542	378	35	955
Segment gross profit	$401	$72	$18	$491

For fiscal year 2018 (in thousands):

	CCM Shopping Mall Membership	Sales of Goods	Others	Total
Reportable segment revenue	$-	$-	$132	$132
Inter-segment loss	-	-	-	-
Revenue from external customers	-	-	132	132
Segment gross profit	$-	$-	$48	$48

14. COMMITMENTS AND CONTINGENCIES

Litigation

Legal case with Beijing Bank

On June 29, 2015, SkyPeople China entered into a loan agreement with Beijing Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 30 million (approximately $4.36 million) from Beijing Bank. Hongke Xue, Yongke Xue and Xiujun Wang provided guarantees for the loan and Shaanxi Boai Medical Technology Development Co., Ltd. (“Shaanxi Boai”) provided certain real estate property as a pledge for the loan. SkyPeople China did not repay the loan on time and Beijing Bank filed an enforcement request with Xi’an Intermediate People’s Court in June 2017. The Xi’an Intermediate People’s Court seized real estate properties pledged by Shaanxi Boai and Xiujun Wang. In November 2018, the Court sold the real estate property pledged by Xiujun Wang for RMB 1.17 million. Because the real estate property is Xiujun Wang’s primary home, the Court allocated RMB 0.12 million to Xiujun Wang as transition home leasing fee and deducted outstanding mortgage payments, and the remaining amount was delivered to Beijing Bank as the repayment. The Court has also made inquiries to Beijing Bank as to whether it is willing to accept the pledged real estate property of Shaanxi Boai as the repayment of the outstanding loan for the amount of RMB 27.93 million but Beijing Bank has refused to take the real property as repayment of the loan and the enforcement action has been terminated by the Court on December 18, 2018. As of December 31, 2019, SkyPeople China still owe the unpaid amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020

Legal case with Ningxia Bank

On March 8, 2016, SkyPeople China entered into a loan agreement with Ningxia Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 25 million (approximately $3.63 million) from Ningxia Bank. Hongke Xue, Yongke Xue, Lake Chen, Shaanxi Boai Medical Technology Development Co., Ltd. and Shaanxi Qiyiwangguo provided guarantees for the loan. SkyPeople China also pledged 37 pieces of equipment and the related trademarks to Ningxia Bank for the loan. SkyPeople China has not repaid the loan and Ningxia Bank filed an enforcement action with Xi’an Intermediate people’s court in August 2017. The Court has frozen the assets of SkyPeople China that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by SkyPeople China for its business. In July 2018, Shaanxi Qiyiwangguo filed a petition to the Court and requested the termination of the enforcement action on the basis that its guarantee of the loan was not valid because the seal used on the guarantee agreement was not authentic and the guarantee was not approved by the shareholders of Shaanxi Qiyiwangguo. On November 27, 2018 Shaanxi Qiyiwangguo withdrew its petition and the Court agreed to such withdrawal and there has been no other progress of this case. As of December 31, 2019, SkyPeople China still owe the unpaid amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with China Construction Bank

On December 23, 2015, SkyPeople China entered into two loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 13.90 million (approximately $2.13 million), and RMB 30 million (approximately $4.59 million) from China Construction Bank, respectively. Shaanxi Boai Medical Technology Development Co., Ltd. (“Boai”), Hongke Xue, Yongke Xue, Xiujun Wang and Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) provided pledges for the loans. SkyPeople China has not repaid the loans and China Construction Bank filed an enforcement action with Xi’an Intermediate People’s Court in March 2017. In December 2017, SkyPeople China received the enforcement notice from the Court. The Court has seized certain parking space and land use rights pledged by Xiujun Wang and Boai and sold the land use right pledged by Boai in auction for approximately RMB 24,835,790 as repayment to China Construction Bank. The Court also seized certain land use rights pledged by Yingkou Trusty Fruits Co., Ltd., but the auction sale for those rights was not successful. As of December 31, 2019, SkyPeople China still owe the unpaid amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

On May 9, 2016, SkyPeople China entered into loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 22.9 million (approximately $3.50 million) from China Construction Bank. Shaanxi Province Credit Reassurance Company (“Credit Reassurance Company”) provided a guarantee to China Construction Bank for the loan, Hongke Xue and Yongke Xue provided their guarantees, and SkyPeople China provided an office space that it owned to Credit Reassurance Company as a pledge. SkyPeople China has not repaid the loan and Credit Reassurance Company repaid the loan for SkyPeople China. In June 2017, Credit Reassurance filed an enforcement action request with Xi’an Intermediate People’s Court (the “Court”) in June 2017. In December 2017, SkyPeople China received the enforcement notice from the Court. The Court issued a verdict to seize the office space of SkyPeople China for auction sale on December 26, 2017. In February 2018, the auction sale was conducted but not successful. In June 2018, the Court decided to use the pledge property as the repayment for the outstanding loan of RMB 12.21 million (approximately $1.78 million). The Company has transferred the ownership of the pledge property to China Construction Bank and the assets were wrote off.

Legal case with China Cinda Asset Management Co., Ltd

In April 2015, China Cinda Asset Management Co., Ltd. Shaanxi Branch (“Cinda Shaanxi Branch”) filed two enforcement proceedings with Xi’an Intermediate People’s Court (the “Court”) against SkyPeople China for alleged defaults pursuant to guarantees by the SkyPeople China to its suppliers for a total amount of RMB 39.60 million or approximately $5.80 million.

In September 2014, two long term suppliers of pear, mulberry, and kiwi fruits to the SkyPeople China requested that the Company provide guarantees for their loans with Cinda Shaanxi Branch. Considering the long term business relationship and to ensure the timely supply of raw materials, the SkyPeople China agreed to provide guarantees on the value of the raw materials supplied to the SkyPeople China. Because Cinda Shaanxi Branch is not a bank authorized to provide loans, it eventually provided financing to the two suppliers through the purchase of accounts receivables of the two suppliers with the SkyPeople China. In July 2014, the parties entered into two agreements – an Accounts Receivables Purchase and Debt Restructure Agreement, and Guarantee Agreements for Accounts Receivables Purchase and Debt Restructure. Pursuant to the agreements, Cinda Shaanxi Branch agreed to provide a RMB 100 million credit line on a rolling basis to the two suppliers and the Company agreed to pay its accounts payables to the two suppliers directly to Cinda Shaanxi Branch and provided guarantees for the two suppliers. In April 2015, Cinda Shaanxi Branch stopped providing financing to the two suppliers and the two suppliers were unable to continue the supply of raw materials to the SkyPeople China. Consequently, the SkyPeople China stopped making any payment to Cinda Shaanxi Branch.

The SkyPeople China has responded to the Court and taken the position that the financings under the agreements are essentially the loans from Cinda Shaanxi Branch to the two suppliers, and because Cinda Shaanxi Branch does not have permits to make loans in China, the agreements are invalid, void and had no legal effect from the beginning. Therefore, SkyPeople China has no obligation to repay the debts owed by the two suppliers to Cinda Shaanxi Branch.

Upon the Court’s suggestion, the parties agreed to a settlement discussion in April 2017. As a part of the settlement discussion, on April 18, 2017, SkyPeople China withdrew its non-enforcement request from the Court without prejudice. As SkyPeople China may is liable for this loan, SkyPeople China recorded expenses of $5.80 million in the third quarter of 2018 as the result of these two enforcement proceedings. As of December 31, 2019, SkyPeople China still have liability of $5.80 million related with these two enforcement proceedings. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Cinda Capital Financing Co. Ltd

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed a lawsuit with Beijing 2nd Intermediate People’s Court (the “Beijing Intermediate Court”) against the Company’s indirectly wholly-owned subsidiaries Shaanxi Guoweimei Kiwi Deep Processing Company, Ltd. (“Guoweimei”) and Hedetang Farm Products Trading Market (Mei County) Co., Ltd. (“Trading Market Mei County Co”, and together with Guoweimei, “Lessees”) requested that Lessees repay RMB 50 million (approximately $7.27 million) in capital lease fees, plus interest. Cinda has purchased or paid for refrigerant warehouse and trading hall to the suppliers and vendors and agreed to lease them to the Lessees for a leasing fee of RMB 50 million in December 2016. The capital leasing fee became due on its maturity date of June 2017, with certain land use rights of Lessees in Mei County and equity of Guoweimei as a pledge. The Company has disputed that the land use rights for the refrigerant warehouse and trading hall were never sold to or transferred to Cinda, therefore it is loan agreement and not capital lease agreement among the parties. Lessees have taken the position that Cinda is not a bank and does not have government permits required to make loans in China, and the agreements including pledge agreement were invalid, void and without legal effect from the beginning. Therefore, the lessees only has the obligations to repay principal but not the interest. In November 2017, Beijing Intermediate Court ruled in favor of Cinda and the Lessees appealed the case to the Beijing Supreme Court. The Beijing Supreme Court held a hearing at the end of July 2018. On December 4, 2018, the Beijing Supreme Court upheld the lower court’s decision. On April 8, 2019, Beijing Intermediate Court issued the verdict for enforcement of the judgment and the plaintiff has the priority rights for the repayment for the pledged land use rights of Lessees in Mei County and equity of Guoweimei. The case is under enforcement procedure and Cinda is in the process of sale the land use rights. Before the land use right is sold, the subsidiaries of SkyPeople China still owns the seized properties and the liabilities to Cinda. As of December 31, 2019, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

In August 2017, Cinda filed another lawsuit with Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Guoweimei and SkyPeople China for repayment of leasing fee of RMB 84.97 million (approximately $12.35 million) plus interest. In January 2014, Guoweimei and SkyPeople China (the “Equipment Lessees”) signed an Equipment Financial Lease Purchase Agreement with Cinda and an equipment supplier pursuant to which Cinda would provide funds to purchase equipment and the Equipment Lessees would lease the equipment from Cinda. Guoweimei pledged certain land use rights in Mei County to Cinda and Xi’an Hedetang and Hedetang Holding pledged their equities in Guoweimei to Cinda to secure the repayment. Mr. Hongke Xue also provided a personal guarantee for the payment of the leasing fee. Beijing Intermediate Court had two hearings of the case and on March 21, 2018 it ruled in favor of Cinda to the effect that SkyPeople China and Guoweimei shall pay leasing fees due in the amount of RMB 21.00 million (approximately $3.05 million), as well as leasing fees not yet due in the amount of RMB 63.98 million (approximately $9.30 million), plus attorney’s fees and expenses. Beijing Intermediate Court also ruled that Mr. Hongke Xue is jointly liable for the debt as the guarantor, and that Cinda has priority rights to the pledged land use rights in Mei County and the pledged equities of Guoweimei as well as the ownership of the leasing properties until the leasing fees are paid. SkyPeople China appealed the decision to the Beijing Supreme Court. The Beijing Supreme Court rejected the appeal and upheld the original verdict on September 7, 2018. The case is under enforcement procedure and Cinda is in the process of sale the seized properties. Before they are sold, the subsidiaries of SkyPeople China still owns the seized properties and the liabilities to Cinda. As of December 31, 2019, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020

Legal case with Shaanxi Fangtian Decoration Co. Ltd

In April 2015, SkyPeople China entered into a loan agreement with (“Fangtian”). Pursuant to the loan agreement, SkyPeople China borrowed RMB 3.50 million (approximately $0.51 million) from Fangtian. SkyPeople China has not repaid the loan and Fangtian filed a lawsuit with Xi’an Yanta District People’s Court (“Yanta District Court”). On August 10, 2017, Yanta District Court ruled against SkyPeople China and determined that SkyPeople China must repay the loan of RMB 3.50 million plus interest RMB of 0.40 million (approximately $0.59 million) Fangtian has requested that the Yanta District Court enter into enforcement procedures for the case. As of December 31, 2019, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Shanghai Pudong Development Bank

On May 4, 2015, SkyPeople China and Xi’an Branch of Shanghai Pudong Development Bank (SPD Bank Xi’an Branch) renewed a Working Capital Loan Contract and Repayment Schedule, according to which both parties agreed that SPD Bank Xi’an Branch loaned RMB 26.90 million (approximately $3.92 million) to SkyPeople China with a term of one year. On the signing date of the Loan Contract, Hongke Xue, Yongke Xue, Xiujun Wang and SPD Bank Xi’an Branch signed a Contract of Guaranty, guaranteeing the repayment of loan and undertaking joint liability. According to a Mortgage Contract of Maximum Amount signed between SkyPeople China and SPD Bank Xi’an Branch on April 2, 2013, SkyPeople China provided the property and land use rights of Jingyang factory as the pledge. In October 2015, SPD Bank Xi’an Branch filed an enforcement request with the Intermediate Court of Xi’an and the Court seized the property and the land use rights of Jingyang factory. During the enforcement procedure, SPD Bank Xi’an Branch transferred its creditor’s rights to China Huarong Asset Management Co., Ltd. (“China Huarong”). The Court changed the execution applicant to China Huarong. In March 2019, the Intermediate Court of Xi’an issued a verdict for the transfer of the pledged property and land use rights of Jingyang factory to China Huarong as the repayment of the loan.

Legal case with Shaanxi Fangyuan Construction Co., Ltd.

Shaanxi Guoweimei Kiwi Deep Processing Co. Ltd (“Guoweimei”), entered into a construction agreement with Shaanxi Fangyuan construction co., Ltd. (“Fangyuan”) in July 2013. On October 8, 2018, Fangyuan filed a lawsuit and requested that Guoweimei pay a project construction fee plus penalty of RMB 56.32 million (approximately $8.22 million). On June 10, 2019, Baoji Intermediate People’s Court issued a verdict that Guoweimei just pay RMB 41.58 million (approximately $6.07 million) plus penalty to Fangyuan, and Fangyuan will enjoy preferential right for the projects in processing zone of National Wholesale and Trading Center in Mei County for Kiwi Fruits developed by Guoweimei. Currently the Company is still liable for the unpaid amount and the interest. As of December 31, 2019, Guoweimei has not repaid the amount. Guoweimei was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Shaanxi Zhongkun Construction Co., Ltd.

In May 2015, Hedetang Farm Products Trading Markets (Mei County) Co., Ltd. (“Hedetang”) and Shaanxi Zhongkun Construction Co., Ltd. (“Zhongkun”) entered into a construction and decoration agreement. On September 5, 2018, Zhongkun filed the lawsuit with Mei County People’s Court (the “Court”) for repayment of construction and decoration fees. The Court issued a civil judgement in November 2018, ordering Hedetang to pay project funds of RMB 1.65 million (approximately $0.24 million) to Zhongkun, plus interest. On April 19, 2020, the Court issued a verdict to terminate the enforcement because assets of Hedetang had already been seized by Xi’an Yanta District People’s Court and Baoji Intermediate People’s Court, and there were no other assets for enforcement. Currently the Company is still liable for the unpaid amount and the interest.

Legal case with Xi’an Shanmei Food Co. Ltd.

On October 31, 2017, Xi’an Shanmei Food Co. Ltd. filed a lawsuit against Shaanxi Qiyiwangguo, a majority-owned subsidiary of the Company, with Zhouzhi County People’s Court in connection with a Land Lease Agreement entered into by the parties on October 1, 2013. On March 2, 2018, Zhouzhi County People’s Court issued a verdict that: (i) the Land Lease Agreement was thereby terminated; (ii) Shaanxi Qiyiwangguo shall pay Xi’an Shanmei the outstanding leasing fee RMB 0.21 million (approximately $0.03 million) and (iii) Shaanxi Qiyiwangguo shall return the 29.30 mu industrial use land to Xi’an Shanmei. Shaanxi Qiyiwangguo appealed the decision to the Xi’an Intermediate People’s Court on the basis that: (x) the land use right was a capital contribution by Xi’an Shanmei for a shareholder of Shaanxi Qiyiwangguo who is also the sole shareholder of Xi’an Shanmei and the Land Lease Agreement was invalid and has no legal effect; (y) Zhouzhi Court did not schedule the hearing for the count claims filed by Shaanxi Qiyiwangguo; and (z) Zhouzhi Court violated certain civil procedures during the trial of the case. Due to the late notice to Zhouzhi Court, the case file was not timely transferred to Xi’an Intermediate Court and no appeal hearing was scheduled. Zhouzhi Court has issued verdict for enforcement procedure and Qiyiwangguo has filed petition of disagreement for the enforcement which is still under Zhouzhi Court’s review. On January 23, 2019, the Court rejected the petition of disagreement and the case has been under enforcement procedure. As of December 31, 2019, Shaanxi Qiyiwanggu has not repaid the amount. Shaanxi Qiyiwanggu was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Nanjing Bailuotong Logistics Services Co., Ltd.

In January 2016 Shaanxi Qiyiwangguo Modern Organic Agriculture Co., Ltd (“Shaanxi Qiyiwangguo”) and Nanjing Bailuotong Logistics Services Co., Ltd (“Bailutong”) entered into a transportation agreement to ship fruit juices. Bailutong failed to deliver the juice products and held them after their expiration date. Shaanxi Qiyiwangguo filed a lawsuit against Bailutong with Zhouzhi county People’s Court, and the Court issue the verdict in February 2018 that: (1) the transportation contract between Shaanxi Qiyiwangguo and Bailutong was terminated; and (2) Bailutong owed RMB 0.20 million (approximately $0.03 million) to Qiyiwangguo for the loss of Shaanxi Qiyiwangguo. Bailutong appealed the case to Xi’an Intermediate People’s Court. Xi’an Intermediate People’s Court rejected the appeal and upheld the original verdict.

Legal case with Henan Huaxing Glass Co., Ltd.

Qiyiwangguo entered into an agreement with Henan Huaxing Glass Co., Ltd. (“Huaxing”) in May 2014 for Huaxing to supply glass bottles to Qiyiwangguo. However, due to the disputes regarding the quality of products supplied by Huaxing, Qiyiwangguo did not pay the prices for certain glass bottles. In August 2017, Huaxing filed a lawsuit and the court ruled Shaanxi Qiyiwangguo was required to pay Huaxing RMB 203,742 (approximately $29,743) in July 2018. During the enforcement process, the parties reached a settlement agreement but Shaanxi Qiyiwangguo failed to pay the amount due and now the case is still in the court enforcement process. As of December 31, 2019, Shaanxi Qiyiwanggu has not repaid the amount. Shaanxi Qiyiwanggu was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Huludao Banking Co. Ltd.

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Huludao Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay a RMB 40 million (approximately $5.81 million) bank loan, plus interest. The loan became due on its maturity date of December 9, 2016. On December 19, 2016, the Huludao Court accepted the case. The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date. Wonder Fruit believes that the interest charged by Suizhong Branch is 100.00% higher than the base rate set by People’s Bank of China and is not consistent with the China People’s Bank’s base interest and floating rate. The Huludao Court has seized land use rights, buildings and equipment of Wonder Fruit that were pledged as guarantee for the loan and organized two auction sales for these assets in January and February of 2018, but both auction sales were unsuccessful in finding a buyer. On July 19, 2018, the Court issued a verdict ordering Huludao Wonder to transfer its land use rights, building, equipment, electronic and transportation assets to Zuizhong Branch as payment of the outstanding principal, auction and evaluation fees and some interest of the loan for RMB 42.64 million (approximately $6.22 million). As of December 31, 2019, there was RMB 11.95 million (approximately $1.74 million) in interest on the loan unpaid. Huludao Wonder was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Andrew Chien

In September 2017, Andrew Chien, a former consultant of SkyPeople China, brought a lawsuit against the Company and Mr. Hongke Xue in the District Court of Connecticut (the “Court”). The complaint was not properly served and the Company learned of the litigation in December 2017. In the complaint, Mr. Chien made several claims, most of which attempt to hold the Company liable under novel legal theories that relate back to an alleged breach of a consulting agreement between SkyPeople China and Chien from August 2006. Mr. Chien claimed approximately $257,000 damages and interest plus 2.00% of the Company’s then-outstanding shares. Mr. Chien has as-yet unsuccessfully attempted to sue the Company on the breach of the same consulting agreement several times in the courts of Connecticut and New York, and these cases have been dismissed. The Company has filed a motion to dismiss (“MTD”) and all proceedings are stayed pending determination of the MTD. On August 31, 2018, the Court granted our MTD. On September 10, 2018, Mr. Chien filed a motion for reconsideration. On September 28, 2018, the Court denied Mr. Chien’s motion for reconsideration. On October 26, 2018, Mr. Chien appealed the case to the United States Court of Appeals for the Second Circuit.  The appeal is fully briefed and presently awaiting decision. The Company will vigorously defend this lawsuit and expects to obtain early dismissal of Mr. Chien’s claims.

Legal case with Luwei

In 2018, Mr. Luwei, an individual, filed a claim for arbitration against SkyPeople China in Xi’an Arbitration Commission for breach of contract pursuant to a new share purchase agreement and a share redemption agreement. On April, 11, 2019, Xi’an Arbitration Commission made its decision and ordered SkyPeople China to repay RMB 3 million investment to Luwei. Mr. Luwei applied with Intermediate Court of Xi’an (the “Court”) for enforcement of the arbitration award which process was terminated by the Court due to no assets for enforcement. As of December 31, 2019, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Shaanxi Overseas Investment Development Corp.

In November, Shaanxi Overseas Investment Development Corp (“Shaanxi Overseas Investment”) filed a lawsuit against SkyPeople China, Hongke Xue and Shenzhen Tian Shun Da Equity Investment Fund Management Co., Ltd. (“Shenzhen Tian Shun Da”) pursuant to an investment agreement entered in March, 2016. According to the agreement, Shaanxi Overseas Investment agreed to invest RMB 5 million for the preferred shares of SkyPeople China with an annual interest rate of 2.38%. Shenzhen Tian Shun Da pledged 1.17% of the shares SkyPeople China that it owned and Hongke Xue provided guarantee for the performance of agreement by SkyPeople China. SkyPeople China failed to make the interests payment and Shaanxi Overseas Investment filed the lawsuit for breach of agreement. On December 26, 2019, Yanta District Court of Xi’an City (the “Court”) ordered SkyPeople China to pay Shaanxi Overseas Investment the preferred share redemption amount of RMB 5 million plus penalty which is calculated based upon the RMB 5 million at a rate of 24% a year. The Court also ruled that Shaanxi Overseas Investment may sell the pledged shares owned by Shenzhen Tianshun Da as the repayment for SkyPeople China and Hongkong Xue shall also assume the repayment obligation as guarantor. As of December 31, 2019, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Shaanxi Wanyuan Construction Co., Ltd.

In July 2017, Shaanxi Wanyuan Construction Co., Ltd. (“Wanyuan”) filed a lawsuit with Shaanxi Baoji Municipal Intermediate People’s Court (the “Baoji Court”) against Guoweimei for repayment of construction and decoration costs of RMB 55.07 million pursuant to a Construction and Decoration Agreement entered by the parties in May 2017. In July, 2019, the Baoji Court ordered Guoweimei to pay construction and decoration costs of RMB 55.07 million (approximately $7.98 million) to Wanyuan, plus interest. As of December 31, 2019, Guoweimei has not repaid the amount. Guoweimei was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

15. VARIABLE INTEREST ENTITIES

On July 31, 2019, CCM Tianjin, E-commerce Tianjin, and Mr. Zeyao Xue and Mr. Kai Xu, citizens of China and shareholders of E-commerce Tianjin, entered into the following agreements, or collectively, the “Variable Interest Entity Agreements” or “VIE Agreements,” pursuant to which CCM Tianjin has contractual rights to control and operate the business of E-commerce Tianjin (the “VIE”). Therefore, pursuant to ASC 810, E-Commerce Tianjin is included in the Company’s consolidated financial statements since then.

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

16. Unaudited Condensed Pro Forma Financial Statements

The following unaudited pro forma condensed consolidated financial statements have been prepared to illustrate the effect after the Sale Transaction. The unaudited pro forma condensed consolidated balance sheet as of December 31, 2019 reflects the pro forma effect as if the sale of HeDeTang HK was consummated at December 31, 2019. The unaudited pro forma condensed consolidated statements of operations of the Company for the periods ended December 31, 2019 and December 31, 2018, respectively, assume that the sale was consummated on January 1, 2019, and January 1, 2018, respectively.

The unaudited pro forma condensed consolidated balance sheet and statements of operations include pro forma adjustments which reflect transactions and events that (a) are directly attributable to the Sale Transaction, (b) are factually supportable and (c) with respect to the statements of operations, have a continuing impact on consolidated results of the Company. The pro forma adjustments are described in the accompanying notes to the unaudited pro forma condensed consolidated financial statements. The unaudited pro forma condensed consolidated financial information does not reflect the tax consequences in any jurisdictions attributable to the Sale Transaction, and it does not reflect future events that may occur after the sale, including potential general and administrative cost savings. The unaudited pro forma condensed consolidated financial information is provided for informational purposes only and is not necessarily indicative of the Company’s future operating results. The pro forma adjustments are subject to change and are based upon currently available information.

FUTURE FINTECH GROUP INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2019

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$539,316
Accounts receivable, net of allowance of $16,127,000 as of December 31, 2019 and $15,650,217 as of December 31, 2018, respectively	4,954
Other receivables, net	7,489
Inventories	3,594
Advances to suppliers and other current assets	1,668,847
TOTAL CURRENT ASSETS	$2,224,200

Property, plant and equipment, net	$17,855
Intangible assets	5,312,906
Amount due from related parties	3,402,823
Long-term investments	12,250,000
TOTAL ASSETS	$23,207,784

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$320,378
Accrued expenses	4,547,380
Advances from customers	702,179
Short-term bank loans	957,990
TOTAL CURRENT LIABILITIES	$6,527,927

NON-CURRENT LIABILITIES
Amount due to related parties	1,268,101
TOTAL NON-CURRENT LIABILITIES	1,268,101
TOTAL LIABILITIES	$7,796,028
Commitments and contingencies(Note 16)
STOCKHOLDER’S EQUITY

Future FinTech Group, Inc, Stockholders’ equity
Common stock, $0.001 par value; 60,000,000 shares authorized and 33,810,416 shares and 31,017,083 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	$33,810
Additional paid-in capital	107,852,827
Accumulated deficits	(109,825,651)
Accumulated other comprehensive income (loss)	12,989,409
Total Future FinTech Group, Inc. stockholders’ equity	11,050,395
Non-controlling interests	4,361,361
Total stockholders’ equity	15,411,756
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,207,784

FUTURE FINTECH GROUP INC.

PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

OF COMPARISON BETWEEN PRO FORMA AND FUTURE FINTECH GROUP INC.

Currency: USD

	Pro Forma For the Year Ended	Pro Forma For the Year Ended
	2019	2018
Revenue	$955,172	$131,832
Cost of goods sold	464,307	83,888
Gross profit	490,865	47,944

Operating Expenses
General and administrative expenses	4,913,656	1,636,298
Selling expenses	500,949	14,482
Bad debt provision	5,234,205	-
Inventory markdown	27,247	-
Impairment Loss	2,751,099	44,665,618
Total operating expenses	13,427,156	46,316,398

Loss from operations	(12,936,291)	(46,268,454)

Other (expenses) income
Interest income	3,995	711
Interest expenses	(523,676)	96,329
Other income(expenses)	(229,042)	(4,382,686)
Total other income (expenses), net	(748,723)	(4,285,646)

Loss from Continuing Operations before Income Tax	(13,685,014)	(50,554,100)
Income tax provision	-	206
Loss from Continuing Operations before Non-controlling Minority Interest	(13,685,014)	(50,554,306)

Less: Net loss attributable to non-controlling interests	(163,576)	(123,139)

Loss from Continuing Operations	$(13,521,438)	$(50,431,167)

Discontinued Operations
Loss from discontinued operations	-	-
NET LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC	$(13,521,438)	$(50,431,167)

Earnings per share:
Basic earnings per share from continued operation	$(0.42)	$(2.33)
Basic earnings per share from discontinued operation	-	-
	$(0.42)	$(2.33)
Diluted Earnings per share:
Diluted earnings per share from continued operation	$(0.42)	$(2.30)
Diluted earnings per share from discontinued operation	-	-
	$(0.42)	$(2.30)
Weighted average number of shares outstanding
Basic	33,996,279	21,636,146
Diluted	33,996,279	21,966,612

17. SUBSEQUENT EVENTS

On January 6, 2020, the Company entered into the Eighth Exchange Agreement (the “Eighth Exchange Agreement”) with Iliad Research and Trading, L.P., a Utah limited partnership (the “Lender”). Pursuant to the Eighth Exchange Agreement, the Company and Lender agreed to partition a new Secured Convertible Promissory Note in the original principal amount of $145,000 (the “Eighth Partitioned Note”) from a Secured Convertible Promissory Note (the “Note”) issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Partitioned Note. The Company and Lender further agreed to exchange the Eighth Partitioned Note for the delivery of 193,333 shares of the Company’s Common Stock, par value $0.001, according to the terms and conditions of the Exchange Agreement.

On January 15, 2020, the Company entered into the Ninth Exchange Agreement (the “Ninth Exchange Agreement”) with the Lender. Pursuant to the Exchange Agreement, the Company and Lender agreed to partition a new Secured Convertible Promissory Note in the original principal amount of $140,000 (the “Ninth Partitioned Note”) from the Note issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Ninth Partitioned Note. The Company and Lender further agreed to exchange the Partitioned Note for the delivery of 186,666 shares of the Company’s Common Stock, par value $0.001, according to the terms and conditions of the Exchange Agreement.

On January 25, 2020, the Company entered into a Consulting Service Agreement (the “Agreement”) with Dragon Investment Holding Limited (Malta) (the “Consultant”), a company incorporated in Malta, pursuant to which Consultant will: (i) help the Company to locate new merger projects globally, develop new merger strategy and provide the Company with at least five (5) merger and acquisition targets that have synergy with the Company’s business and development plans and could clearly contribute to the Company’s strategic goals each year; (ii) help the Company to map out new growth strategies in addition to its current business; (iii) work with the Company to explore new lines of business and associated growth strategies; and (iv) conduct market research and evaluating variable projects and providing feasibility studies per Company’s request from time to time. The term of the Agreement is three years. In consideration of the services to be provided by Consultant to the Company, the Company agrees to pay the Consultant a three-year consulting fee totaling $3 million. The Company shall issue a total of 3,750,000 restricted shares of common stock of the Company (the “Shares”) at a price of $0.80 per share as the payment for the above mentioned consultant fee to the Consultant. The parties agree that no shares will be issued until the board of directors of the Company (the “Board”) and NASDAQ approve the issuance of the Shares. The Company agrees to issue the Shares in the name of the Consultant within 10 days after approval from the Board and NASDAQ, among which 1,500,000 shares should be released to the Consultant immediately upon issuance, 1,125,000 shares will be held by the Company and released to the Consultant on January 25, 2021 if this Agreement has not been terminated and there has been no breach of Agreement by the Consultant at such time, and the last 1,125,000 shares will be held by the Company and released to the Consultant on January 25, 2022 if this Agreement has not been terminated and there has been no breach of the Agreement by the Consultant at such time. If the second and/or third release of the shares mentioned above does not occur, such shares shall be returned to the Company as treasury shares. If NASDAQ does not approve the issuance of the Shares, the parties agree to negotiate other payment methods and, if no agreement can be reached by the parties, this Agreement shall be terminated immediately. The shares contemplated in the Agreement will be issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On February 26, 2020, the Company held a Special Meeting of shareholders (the “Special Meeting”). A quorum was present at the Special Meeting, and shareholders: (i) approved the sale of the Company’s subsidiary, HeDeTang Holdings (HK) Ltd. (“HeDeTang HK”), to New Continent International Co., Ltd., (the “Buyer”) a company incorporated in the British Virgin Islands (the “Sale Transaction”), which was closed on February 27, and (ii) approved and adopted the Future FinTech Group Inc. 2019 Omnibus Equity Plan.

On March 11, 2020, the Company entered into the Tenth Exchange Agreement (the “Tenth Exchange Agreement”) with the Lender.

Pursuant to the Tenth Exchange Agreement, the Company and Lender agreed to partition a new Secured Convertible Promissory Note in the original principal amount of $150,000 (the “Tenth Partitioned Note”) from the Note issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Partitioned Note. The Company and Lender further agreed to exchange the Partitioned Note for the delivery of 200,000 shares of the Company’s Common Stock, par value $0.001, according to the terms and conditions of the Exchange Agreement.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. Xi’an City and Beijing City, where our headquarters are located, are among the most affected areas in China. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China.Substantially all of our revenues are generated in China. The Company’s business and services and results of operations have been adversely affected and could continue to be adversely affected by the COVID-19 pandemic.

On March 11,2020, the Company’s Board of Directors passed a resolution to sale the operation of Globalkey Supply Chain limited and Zhonglian Hengxin Assets Management Co. Ltd and close the operation of Digital Online Marketing Limited, Future Digital Fintech (Xi’an) Co. Ltd., SkyPeople Foods Holding Ltd. and Chain Future Digital Tech (Beijing) Co. Ltd. Based on the disposal plan and in accordance with ASC 205-20, the Company presented the operating results from these operations as a discontinued operation.