Form 10-Q
period 2020-03-31
Future FinTech Group Inc.
filed 2020-07-06
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 001-34502

Future FinTech Group Inc.

(Exact name of registrant as specified in its charter)

Florida	98-0222013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2103 Tower A, SK Plaza,

A6 JianGuoMenWai Avenue, Chaoyang District

Beijing, P.R. China 100022

(Address of principal executive offices including zip code)

86-10- 8589-9303

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FTFT	Nasdaq Stock Market

Class	Outstanding at July 2, 2020
Common Stock, $0.001 par value per share	38,494,063

i

SPECIAL NOTE REGARDING RELIANCE ON RELIEF ORDER

On May 12, 2020 we filed a Current Report on Form 8-K (“Form 8-K”) in compliance with and in reliance upon the SEC Order issued pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules thereunder (SEC Release No. 34-88465 on March 25, 2020) (the “Relief Order”). By way of filing the Form 8-K, we, among other things, extended the time of filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”), until no later than June 29, 2020 in reliance on the Relief Order. The Form 8-K disclosed the reasons that our Quarterly Report could not be filed timely.

As required by the Relief Order, we hereby disclose that we were unable to timely file our Quarterly Report and had to avail ourselves of the Relief Order because of the following issues posed by the COVID-19 outbreak:

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” Xi’an City and Beijing City, where our headquarters are located, are the most affected areas in China. The Company has been following the orders of local government and health authorities to minimize exposure risk for its employees, including the closures of its offices and having employees work remotely. Our offices were closed for the Lunar New Year Holiday Break in late January 2020 and remained closed as a result of the outbreak until late March 2020. As a result, the Company’s books and records were not easily accessible, resulting in a delay in the preparation, audit and completion of the Company’s financial statements for its annual report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”). The Company filed the Form 10-K on June 2, 2020. Accordingly, the preparation, review and completion of the Company’s financial statements for its Quarterly Report have been delayed.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019

CURRENT ASSETS
Cash and cash equivalents	$235,358	$539,316
Accounts receivable, net of allowance of $16,127,000 as of March 31, 2020 and December 31, 2019, respectively	-	4,954
Other receivables, net	146,583	7,489
Inventories	2,029	3,594
Advances to suppliers and other current assets	1,685,698	1,668,847
Assets related to discontinued operation	-	92,772,786
TOTAL CURRENT ASSETS	$2,069,668	$94,996,986

Property, plant and equipment, net	$17,159	$17,855
Intangible assets, net	5,244,300	5,312,906
Amount due from related parties	3,104,133	3,402,823
Long term investments	12,250,000	12,250,000
TOTAL ASSETS	$22,685,260	$115,980,570

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$316,289	$320,378
Other payable	3,710,662	3,754,843
Accrued expenses	875,655	792,537
Advances from customers	555,060	702,179
Short-term bank loans	1,063,699	957,990
Liabilities related to discontinued operations	-	196,261,748
TOTAL CURRENT LIABILITIES	$6,521,305	$202,789,675

NON-CURRENT LIABILITIES
Amount due to related parties	$1,097,236	$1,268,101
TOTAL NON-CURRENT LIABILITIES	1,097,236	1,268,101
TOTAL LIABILITIES	$7,618,541	$204,057,776
Commitments and contingencies(Note 9)
STOCKHOLDER’S EQUITY

Future Fintech Group Inc., Stockholders’ equity
Common stock, $0.001 par value; 60,000,000 shares authorized and 38,140,415 shares issued and outstanding as of March 31, 2020 and 33,810,416 shares issued and outstanding as of December 31, 2019, respectively	$38,140	$33,810
Additional paid-in capital	109,474,497	107,852,827
Accumulated deficits	(96,107,854)	(213,314,612)
Accumulated other comprehensive income	3,750,881	12,989,408
Total Future FinTech Group Inc. stockholders’ equity	17,155,664	(92,438,566)
Non-controlling interests	(2,088,945)	4,361,361
Total stockholders’ equity	15,066,719	(88,077,205)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,685,260	$115,980,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2020	2019*
Revenue	$199,951	$160,175
Cost of revenues	513	129,561
Gross profit	199,438	30,614

Operating Expenses
General and administrative expenses	1,919,314	947,693
Selling expenses	12,781	65,980
Bad debt provision	4,203,054	7,612
Total operating expenses	6,135,149	1,021,285

Loss from operations	(5,935,711)	(990,671)

Other income (expense)
Interest income	126	21
Interest expenses	(27,137)	(91,402)
Other income (expense), net	(519,456)	16,201
Total other income (expenses), net	(546,467)	(75,180)

Loss from Continuing Operations before Income Tax	(6,482,178)	(1,065,851)
Income tax provision	-	-
Loss from Continuing Operations before Non-controlling Interest, net of tax	(6,482,178)	(1,065,851)

Discontinued Operations (Note 10)
Loss from discontinued operations	-	(612,947)
Gain on disposal of discontinued operations	123,688,874	-
NET INCOME (LOSS)	117,206,696	(1,678,798)

Less: Income (loss) attributable to the non-controlling interest	(62)	215,760
Net income (loss) attributable to Future Fintech Group, Inc. Common Shareholders	117,206,758	(1,894,558)

Net income (loss)	117,206,696	(1,678,798)
Foreign currency translation	(596,435)	(565,802)
Comprehensive income (loss)	116,610,261	(2,244,600)
Less: Comprehensive loss attributable to non-controlling interest	(2,139,179)	(350,142)
Comprehensive Income (Loss) Attributable to Future Fintech Group, Inc. Common Shareholders	118,749,440	(1,894,458)

Basic Earnings (Loss) per Share:
Basic loss per share from continuing operations	$(0.20)	$(0.03)
Basic earnings (loss) per share from discontinued operations	3.73	(0.02)
Basic Earnings (Loss) per Share from Net Income (Loss)	$3.53	$(0.05)

Diluted Earnings (Loss) per Share:
Diluted loss per share from continuing operations	$(0.20)	$(0.03)
Diluted earnings (loss) per share from discontinued operations	3.66	(0.02)
Diluted Earnings (Loss) per Share from Net Income (Loss)	$3.46	$(0.05)
Weighted average number of shares outstanding
Basic	33,147,793	31,017,083
Diluted	33,817,316	31,686,606

* Reclassification- certain reclassifications have been made to the financial statements for the period ending March 31, 2019 to conform to the presentation for the period ending March 31, 2020, with no effect on previously reported net income (loss).

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$117,206,696	$(1,678,798)
Adjustments to reconcile net loss to net cash provided by operating activities
Minority interest	-	350,142
Depreciation and amortization	428
Bad debt	4,203,054	439,610
Impairment loss	-	387,836
Gain on sale of discontinued operations	(123,688,874)	-
Share based compensation	1,191,000	-
Changes in operating assets and liabilities
Accounts receivable	4,954	(10,422)
Other receivable	(139,094)	4,706,236
Advances to suppliers and other current assets	(16,851)	(124,500)
Inventories	1,565	(104,494)
Accounts payable	(4,089)	139,700
Other payable	(44,241)	-
Accrued expenses	83,118	(3,952,377)
Advances from customers	(147,120)	134,551
Net cash (used in) provided by operating activities	(1,349,454)	287,485

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in financing amount due to / from related party	29,997	499,992
Proceeds from secured convertible promissory note	503,270	-
Proceeds from sale of discontinued operations	85,714	-
Net cash provided by financing activities	618,981	499,992

Effect of change in exchange rate	618,081	(526,783)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(112,392)	260,694
Cash and cash equivalents, beginning of year	347,750	253,804
Cash and cash equivalents, end of year	$235,358	$514,498

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Conversion of convertible notes	$435,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Future Fintech Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

Three Months ended March 31, 2019

	Common Stock		Additional paid-in	Retained	Accumulative other comprehensive	Non-controlling
	Shares	Amount	capital	earnings	income	interests	Total
Balance at December 31, 2018	31,017,083	$31,017	$105,737,256	$(188,085,680)	$(8,961,549)	$4,601,121	$(86,667,836)
Net loss	-	-	-	(1,328,656)	-	(350,142)	(1,678,798)
Foreign currency translation adjustment	-	-	9,598,800	-	(915945)	-	(8,682,855)
Balance at March 31, 2019	31,017,083	$31,017	$115,336,056	$(189,414,336)	$(9,877,494)	$(4,250,979)	$(79,673,778)

Three Months ended March 31, 2020

	Common Stock		Additional paid-in	Retained	Accumulative other comprehensive	Non-controlling
	Shares	Amount	capital	earnings	income	interests	Total
Balance at December 31, 2019	33,810,416	$33,810	$107,825,827	$(213,314,612)	$12,989,408	$4,361,361	$(88,077,206)
Issuance of common stocks for conversion of debts	579,999	580	434,420	-	-	-	435,000
Net income (loss)	-	-	-	117,206,758	-	(62)	117,206,696
Share-based payments	3,750,000	3,750	1,187,250	-	-		1,191,000
Foreign currency translation adjustment	-	-	-	-	1,542,682	(2,139,117)	(596,435)
Disposal of discontinued operation	-	-	-	-	10,781,209	(4,311,127)	(15,092,236)
Balance at March 31, 2020	38,140,415	$38,140	$109,474,497	$(96,107,854)	$3,750,881	$(2,088,945)	$15,066,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2020 and the results of operations and cash flows for the periods ended March 31, 2020 and 2019. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2020. The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date.

Our contractual arrangements with our VIE and their respective shareholders allow us to (i) exercise effective control over our VIE, (ii) receive substantially all of the economic benefits of our VIE, and (iii) have an exclusive option to purchase all or part of the equity interests in our VIE when and to the extent permitted by PRC law.

As a result of our direct ownership in our wholly foreign-owned enterprise (“WFOE”) and the contractual arrangements with our VIE, we are regarded as the primary beneficiary of our VIE, and we treat it and its subsidiaries as our consolidated affiliated entities under U.S. GAAP. We have consolidated the financial results of our VIE in our condensed consolidated financial statements in accordance with U.S. GAAP

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2019 as included in our Annual Report on Form 10-K.

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

2. BUSINESS DESCRIPTION

Future FinTech Group Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) is a holding company incorporated under the laws of the State of Florida. The main business of the Company includes an online shopping platform, Chain Cloud Mall (CCM), which is based on blockchain technology; a cross-border e-commerce platform (NONOGIRL) which has started its trial operation in March 2020 and is expected for a formal launch in the third quarter of 2020; a blockchain-based application incubator and a digital payment system (DCON); and the application and development of blockchain-based e-commerce technology and financial technology.

Prior to 2019, the Company engaged in the production and sales of fruit juice concentrates, fruit juice beverages and other fruit-related products in the People’s Republic of China (“PRC”, or “China”), and overseas markets. Due to the drastically increased production cost and tightened environmental law in China, the Company has transformed its business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology from the end of 2018. On February 27, 2020 pursuant to a Share Transfer Agreement entered into by the Company’s subsidiary, HeDeTang Holdings (HK) Ltd (“Hedetang HK”), and New Continent International Co., Ltd. on September 18, 2019, the Company sold Hedetang HK and all its subsidiaries, which mainly engaged in fruit juice related business, to New Continent International Co., Ltd.

The Company’s activities are principally conducted by its subsidiaries operating in the PRC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a detailed discussion about the Company significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in Company’s 2019 Form 10-K. During the three months ended March 31, 2020, there were no significant changes made to the Company’s significant accounting policies.

Uses of Estimates in the Preparation of Financial Statements

The Company’s condensed consolidated financial statements have been prepared in accordance with US GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but not limited to, the allowance for doubtful receivable, estimated useful life and residual value of property, plant and equipment, impairment of long-lived assets provision for staff benefit, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our condensed consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. ASU 2016-13 effective January 1, 2023. We are currently evaluating the effect of the adoption of ASU 2016-13 and believe it does not have any material impact on our results of operations or financial.

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

4. RELATED PARTY TRANSACTION

The Company did not have any sales to related parties for the three months ended March 31, 2020 and March 31, 2019, respectively.

The amount due to the related parties was $1.10 million, which consisted of the followings:

Name of Related Party from Whom Amounts were Received	Amount (US$)	Relationship	Note
Shanchun Huang	70,571	Chief Executive Officer of the Company	Loan payable
Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. (“Fullmart”)	134,084	Shaanxi Fullmart Commercial Holding (Xi’an) Co., Ltd. was 100% owned by Xiu Jun Wang, the ex-wife of Yongke Xue, the Chairman of the Company. Shaanxi Fullmart Commercial Holding (Xi’an) Co., Ltd. holds 16.67% equity of Fullmart.	Accounts payables
Kai Xu	20,468	Chief Operating Officer of the Company	Payable to employee
InUnion Chain Ltd. (“INU”)	206,730	The Company is the 10% equity shareholder of INU	Accounts payables
Zhi Yan	44,547	Chief Technology Officer of the Company	Payable to employee
Jing chen	4,843	Chief Financial Officer of the Company	Payable to employee
Zeyao Xue	305,483	Son of the Chairman of the Company and a shareholder of the Company Chief Operating Officer of the Company	Loan payable
Shenzen TianShunDa Equity Investment Fund Management Co., Ltd. (the “TSD”)	310,511	TSD holds 26.36% of the equity interest of SkyPoeple (China)	Accounts payables

The amount due from the related parties was $3.10 million as of March 31, 2020, which consisted of the followings:

Name of Related Party to Whom the Amounts were Paid	Amount (US$)	Relationship	Note
Shaanxi Chunlv Ecological Agriculture Co. Ltd.	2,995,320	Holds 20.0% interest in CCM logistics	Interest free loan*
Quangoutong Commercial Holdings (Xi’an) Co., Ltd (“Quangoutong”)	2,964	Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. (“Fullmart”) holds 16.67% equity of its subsidiary. The subsidiary is 83.33% owned by Quangoutong	Service fee due
Shaanxi Quangou Convenient Island Co. Ltd.	16,704	Fullmart holds 33.33% its equity	Interest free loan*
Yongke Xue	89,145	Chairman of the Company	Interest free loan*

●	The interest free loans have been approved by the Company’s Audit Committee.

5. COMMON STOCKS ISSUED

Common stocks issued in connection with the convertible notes

On March 26, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Iliad Research and Trading, L.P., a Utah limited partnership (the “Purchaser”) pursuant to which the Company sold and issued to the Purchaser a Secured Convertible Promissory Note (the “Note”) in the principal amount of $1,070,000. The Purchaser purchased the Note with an original issue discount of $50,000, and the Company agreed to pay to the Purchaser $20,000 for fees and costs incurred by Purchaser in connection with the consummation of the Purchase Agreement. The Note was sold to the Purchaser pursuant to an exemption from registration under Regulation D, promulgated under the Securities Act of 1933, as amended. The purchase price for the Note was paid by the Purchaser through an initial cash payment of $500,000 and the issuance of an investor note to the Company with a one-year term and an interest rate of 8% (the “Investor Note”), which the Purchaser agrees to prepay in full upon the satisfaction of certain conditions for pledged shares and transfer agent instruction letter pursuant to the Investor Note and Purchase Agreement.

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

From October to December 2019, the Company issued 1,493,333 shares of its common stock to Iliad Research and Trading, L.P., a Utah limited partnership (the “Purchaser”) pursuant seven Exchange Agreements entered into with the Purchaser.

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

Consulting Service Agreement

On January 25, 2020, the Company entered into a Consulting Service Agreement (the “Agreement”) with Dragon Investment Holding Limited (Malta) (the “Consultant”), a company incorporated in Malta, pursuant to which Consultant will: (i) help the Company to locate new merger projects globally, develop new merger strategy and provide the Company with at least five (5) merger and acquisition targets that have synergy with the Company’s business and development plans and could clearly contribute to the Company’s strategic goals each year; (ii) help the Company to map out new growth strategies in addition to its current business; (iii) work with the Company to explore new lines of business and associated growth strategies; and (iv) conduct market research and evaluating variable projects and providing feasibility studies per Company’s request from time to time. The term of the Agreement is three years. In consideration of the services to be provided by Consultant to the Company, the Company agrees to pay the Consultant a three-year consulting fee totaling $3 million. The Company shall issue a total of 3,750,000 restricted shares of common stock of the Company (the “Consultant Shares”) at a price of $0.794 per share, (the closing price of the Agreement date), as the payment for the above mentioned consultant fee to the Consultant. On February 23, 2020, the Company issued the Consultant Shares pursuant to the Agreement, of which 1,500,000 shares were released to the Consultant immediately, 1,125,000 and 1,125,000 shares, respectively, will be held by the Company and released to the Consultant on January 25, 2021 and January 25, 2022 if this Agreement has not been terminated and there has been no breach of the Agreement by the Consultant at such time. If the second and/or third release of the shares mentioned above does not occur, such shares shall be returned to the Company as treasury shares. The shares contemplated in the Agreement were issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. For the three months ended March 31, 2020, the Company recorded stock related compensation of $1.19 million, based on the stock closing price of $0.794 on the Agreement date, for the 1,500,000 shares which were released to the Consultant immediately upon issuance. The Company will recognize stock related compensation of $1.79 million for the 2,250,000 shares in the future when they are released to the Consultant pursuant to the Agreement.

6. DISCONTINUED OPERATIONS

HeDeTang HK

On September 18, 2019, HeDeTang Holdings (HK) Ltd. (“HeDeTang HK”) entered into a Share Transfer Agreement (the “Agreement”) with New Continent International Co., Ltd., (the “Buyer”) a company incorporated in the British Virgin Islands. Pursuant to the terms of the Agreement, the Buyer purchased 100% ownership of HeDeTang HK, which value is primarily derived from HeDeTang HK’s wholly-owned subsidiary HeDeJiaChuan Holdings Co., Ltd. and 73.41% owned subsidiary SkyPeople Juice Group Co., Ltd., for a total price of RMB 600,000 (approximately $85,714) (the “Sale Transaction”). The Sale Transaction was closed on February 27, 2020. In accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), the Company presented the operation results from HeDeTang HK’s and subsidiaries as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operations of the discontinued component. The total assets of HeDeTang HK were $106.85 million as of February 27, 2020 and the total liabilities of HeDeTang HK were $231.21  million as of February 27, 2020, resulting in a gain on disposal of $123.69 million. There was no income or loss from HeDeTang HK from January 1, 2020 to  the sale.

Huludao Wonder

The discontinued operation presented in the financial statement for the period ended March 31, 2019 includes Huludao Wonder operation, a subsidiary which produces concentrated apple juice. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with ASC 205-20, the Company presented the operating results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Huludao in December 2016, and ceased the depreciation of the property in accordance with ASC 205-20. In accordance with the restructuring plan, the Company intends to transfer the concentrated fruit juice production equipment in Huludao Wonder to another subsidiary and to sell the land and facilities upon favorable circumstances. On February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang Holdings (HK) Ltd. and New Continent International Co., Ltd. on September 18, 2019, the ownership of Huludao Wonder was transferred as a subsidiary of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd.

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

7. VARIABLE INTEREST ENTITIES

On July 31, 2019, CCM Tianjin, E-commerce Tianjin, and Mr. Zeyao Xue and Mr. Kai Xu, citizens of China and shareholders of E-commerce Tianjin, entered into the following agreements, or collectively, the “Variable Interest Entity Agreements” or “VIE Agreements,” pursuant to which CCM Tianjin has contractual rights to control and operate the business of E-commerce Tianjin (the “VIE”). Therefore, pursuant to ASC 810, E-Commerce Tianjin is included in the Company’s condensed consolidated financial statements since then.

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

For the details about the VIE agreements, refer to Note 15 “Variable Interest Entities,” in the Company’s consolidated financial statements included in Company’s 2019 Form 10-K.

8. OTHER PAYABLE

As of March 31, 2020, other payable was $3.71 million, which consisted of the followings:

Name	Amount (US$)	Note
Shaanxi Zhongcai Pawn Co. Ltd.	1,834,837	Loan payable (interest was stopped and settled)
Baoji Sanyi Construction Decoration Engineering Co. Ltd.	306,277	Construction expenses payable
Shaanxi Zhongkun Construction Co. Ltd.	231,807	Construction expenses payable
Others	1,337,681	Payables not related with the Company’s normal business

9. COMMITMENTS AND CONTINGENCIES

Litigation

Legal case with Beijing Bank

On June 29, 2015, SkyPeople China entered into a loan agreement with Beijing Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 30 million (approximately $4.36 million) from Beijing Bank. Hongke Xue, Yongke Xue and Xiujun Wang provided guarantees for the loan and Shaanxi Boai Medical Technology Development Co., Ltd. (“Shaanxi Boai”) provided certain real estate property as a pledge for the loan. SkyPeople China did not repay the loan on time and Beijing Bank filed an enforcement request with Xi’an Intermediate People’s Court in June 2017. The Xi’an Intermediate People’s Court seized real estate properties pledged by Shaanxi Boai and Xiujun Wang. In November 2018, the Court sold the real estate property pledged by Xiujun Wang at RMB 1.17 million (approximately $0.17 million). Because the real estate property is Xiujun Wang’s primary home, the Court allocated RMB 0.12 million to Xiujun Wang as transition home leasing fee and deducted outstanding mortgage payments, and the remaining amount was delivered to the Beijing Bank as the repayment. The Court has also made inquiries to the Beijing Bank as to whether it is willing to accept the pledged real estate property of Shaanxi Boai as the repayment of the outstanding loan for the amount of RMB 27.93 million (approximately $4.06 million) but Beijing Bank has refused to take the real property as repayment of the loan and the enforcement action has been terminated by the Court on December 18, 2018. As of March 31, 2020, SkyPeople China still owe the unpaid amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Ningxia Bank

On March 8, 2016, SkyPeople China entered into a loan agreement with Ningxia Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 25 million (approximately $3.63 million) from Ningxia Bank. Hongke Xue, Yongke Xue, Lake Chen, Shaanxi Boai Medical Technology Development Co., Ltd. and Shaanxi Qiyiwangguo provided guarantees for the loan. SkyPeople China also pledged 37 pieces of equipment and the related trademarks to Ningxia Bank for the loan. SkyPeople China has not repaid the loan and Ningxia Bank filed an enforcement action with Xi’an Intermediate people’s court in August 2017. The Court has frozen the assets of SkyPeople China that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by SkyPeople China for its business. In July 2018, Shaanxi Qiyiwangguo filed a petition to the Court and requested the termination of the enforcement action on the basis that its guarantee of the loan was not valid because the seal used on the guarantee agreement was not authentic and the guarantee was not approved by the shareholders of Shaanxi Qiyiwangguo. On November 27, 2018, Shaanxi Qiyiwangguo withdrew its petition. The Court agreed to such withdrawal and there has been on other progress of this case. As of March 31, 2020, SkyPeople China still owe the unpaid amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.  The creditors have no recourse to the current Company.

Legal case with China Construction Bank

On December 23, 2015, SkyPeople China entered into two loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 13.90 million (approximately $2.13 million), and RMB 30 million (approximately $4.59 million) from China Construction Bank, respectively. Shaanxi Boai Medical Technology Development Co., Ltd. (“Boai”), Hongke Xue, Yongke Xue, Xiujun Wang and Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) provided pledges for the loans. SkyPeople China has not repaid the loans and China Construction Bank filed an enforcement action with Xi’an Intermediate People’s Court in March 2017. In December 2017, SkyPeople China received the enforcement notice from the Court. The Court has seized certain parking space and land use rights pledged by Xiujun Wang and Boai and sold the land use right pledged by Boai in auction for approximately RMB 24,835,790 as repayment to China Construction Bank. The Court also seized certain land use rights pledged by Yingkou Trusty Fruits Co., Ltd., but the auction sale for those rights was not successful. As of March 31, 2020, SkyPeople China still owe the unpaid amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.  The creditors have no recourse to the current Company.

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

Upon the Court’s suggestion, the parties agreed to a settlement discussion in April 2017. As a part of the settlement discussion, on April 18, 2017, SkyPeople China withdrew its non-enforcement request with the Court without prejudice. As of March 31, 2020, SkyPeople China still have liability of $5.8 million related with these two enforcement proceedings. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Cinda Capital Financing Co. Ltd.

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed a lawsuit with Beijing 2nd Intermediate People’s Court (the “Beijing Intermediate Court”) against the Company’s indirectly wholly-owned subsidiaries Shaanxi Guoweimei Kiwi Deep Processing Company, Ltd. (“Guoweimei”) and Hedetang Farm Products Trading Market (Mei County) Co., Ltd. (“Trading Market Mei County Co”, and together with Guoweimei, “Lessees”) requested that Lessees repay RMB 50 million (approximately $7.27 million) in capital lease fees, plus interest. Cinda purchased or paid for refrigerant warehouse and trading hall to the suppliers and vendors and agreed to lease them to the Lessees for a leasing fee of RMB 50 million in December 2016. The capital leasing fee became due on its maturity date of June 2017, with certain land use rights of Lessees in Mei County and equity of Guoweimei as a pledge. The Company disputed that the land use rights for the refrigerant warehouse and trading hall were never sold to or transferred to Cinda, and argues that therefore it is a loan agreement and not a capital lease agreement among the parties. Lessees have taken the position that Cinda is not a bank and does not have government permits required to make loans in China, and the agreements including pledge agreement were invalid, void and without legal effect from the beginning. Therefore, the Company only has the obligations to repay principal but not the interest. In November 2017, Beijing Intermediate Court ruled in favor of Cinda and the Lessees appealed the case to the Beijing Supreme Court. The Beijing Supreme Court held a hearing at the end of July 2018. On December 4, 2018, the Beijing Supreme Court upheld the lower court’s decision. On April 8, 2019, Beijing Intermediate Court issued the verdict for enforcement of the judgment and the plaintiff has the priority rights for the repayment for the pledged land use rights of Lessees in Mei County and equity of Guoweimei. The case is under enforcement procedure and Cinda is in the process of sale the land use rights. Before the land use right is sold, the subsidiaries of SkyPeople China still owns the seized properties and the liabilities to Cinda. As of March 31, 2020, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed another lawsuit with Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Guoweimei and SkyPeople China for repayment of a leasing fee of RMB 84.97 million (approximately $12.35 million) plus interest. In January 2014, Guoweimei and SkyPeople China (the “Equipment Lessees”) signed an Equipment Financial Lease Purchase Agreement with Cinda and an equipment supplier pursuant to which Cinda would provide funds to purchase equipment and the Equipment Lessees would lease the equipment from Cinda. Guoweimei pledged certain land use rights in Mei County to Cinda and Xi’an Hedetang and Hedetang Holding pledged their equities in Guoweimei to Cinda to secure the repayment. Mr. Hongke Xue also provided a personal guarantee for the payment of the leasing fee. Beijing Intermediate Court had two hearings of the case and on March 21, 2018, and it ruled in favor of Cinda to the effect that SkyPeople China and Guoweimei shall pay leasing fees due in the amount of RMB 21.00 million (approximately $3.05 million), as well as leasing fees not yet due in the amount of RMB 63.98 million (approximately $9.30 million), plus attorney’s fees and expenses. Beijing Intermediate Court also ruled that Mr. Hongke Xue is jointly liable for the debt as the guarantor, and that Cinda has priority rights to the pledged land use rights in Mei County and the pledged equities of Guoweimei as well as the ownership of the leasing properties until the leasing fees are paid. SkyPeople China has appealed the decision to the Beijing Supreme Court. The Beijing Supreme Court rejected the appeal and upheld the original verdict on September 7, 2018. The case is under enforcement procedure and Cinda is in the process of sale the seized properties. Before they are sold, the subsidiaries of SkyPeople China still owns the seized properties and the liabilities to Cinda. As of March 31, 2020, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Shaanxi Fangtian Decoration Co. Ltd

In April 2015, SkyPeople China entered into a loan agreement with Shaanxi Fangtian Decoration Co. Ltd. (“Fangtian”). Pursuant to the loan agreement, SkyPeople China borrowed RMB 3.5 million (approximately $508,780) from Fangtian. SkyPeople China has not repaid the loan and Fangtian filed a lawsuit with Xi’an Yanta District People’s Court (“Yanta District Court”). On August 10, 2017, Yanta District Court ruled against SkyPeople China and determined that SkyPeople China must repay the loan of RMB 3.5 million plus interest RMB of 0.40 million (approximately $585,098). Fangtian has requested court enter into enforcement procedures for the case. As of March 31, 2020, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

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

Shaanxi Guoweimei Kiwi Deep Processing Co. Ltd (“Guoweimei”), entered into a construction agreement with Shaanxi Fangyuan construction co., Ltd. (“Fangyuan”) in July 2013. On October 8, 2018, Fangyuan filed a lawsuit and requested that Guoweimei pay a project construction fee plus penalty of RMB 56.32 million (approximately $8.22 million). On June 10, 2019, Baoji Intermediate People’s Court issued a verdict that Guoweimei must pay RMB 41.58 million (approximately $6.07 million) plus penalty to Fangyuan, and Fangyuan will enjoy preferential right for the projects in processing zone of National Wholesale and Trading Center in Mei County for Kiwi Fruits developed by Guoweimei. As of March 31, 2020, Guoweimei has not repaid the amount. Guoweimei was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

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

Legal case with Xi’an Shanmei Food Co., Ltd.

On October 31, 2017, Xi’an Shanmei Food Co. Ltd. filed a lawsuit against Shaanxi Qiyiwangguo, a majority-owned subsidiary of the Company, with Zhouzhi County People’s Court in connection with a Land Lease Agreement entered into by the parties on October 1, 2013. On March 2, 2018, Zhouzhi County People’s Court issued a verdict that: (i) the Land Lease Agreement was thereby terminated; (ii) Shaanxi Qiyiwangguo shall pay Xi’an Shanmei the outstanding leasing fee RMB 0.21 million (approximately $30,762) and (iii) Shaanxi Qiyiwangguo shall return the 29.3 mu industrial use land to Xi’an Shanmei. Shaanxi Qiyiwangguo has appealed the decision to the Xi’an Intermediate People’s Court on the basis that: (x) the land use right was a capital contribution by Xi’an Shanmei for a shareholder of Shaanxi Qiyiwangguo who is also the sole shareholder of Xi’an Shanmei and the Land Lease Agreement was invalid and has no legal effect; (y) Zhouzhi Court did not schedule the hearing for the count claims filed by Shaanxi Qiyiwangguo; and (z) Zhouzhi Court violated certain civil procedures during the trial of the case. Due to the late notice to Zhouzhi Court, the case file was not timely transferred to Xi’an Intermediate Court and no appeal hearing was scheduled. Zhouzhi Court has issued verdict for enforcement procedure and Qiyiwangguo has filed petition of disagreement for the enforcement which is still under Zhouzhi Court’s review. On January 23, 2019, the Court rejected the petition of disagreement and the case has been under enforcement procedure. As of March 31, 2020, Shaanxi Qiyiwanggu has not repaid the amount. Shaanxi Qiyiwanggu was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

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

Legal case with Henan Huaxing Glass Co., Ltd.

Shaanxi Qiyiwangguo entered into an agreement with Henan Huaxing Glass Co., Ltd. (“Huaxing”) in May 2014 for Huaxing to supply glass bottles to Shaanxi Qiyiwangguo. However, due to the disputes regarding the quality of products supplied by Huaxing, Shaanxi Qiyiwangguo did not pay the prices for certain glass bottles. In August 2017, Huaxing filed a lawsuit and the court ruled that Shaanxi Qiyiwangguo owed Huaxing RMB 203,742 (approximately $29,743) in July 2018. During the enforcement process, the parties reached a settlement agreement but Shaanxi Qiyiwangguo failed to pay the amount due and now the case is still in the court enforcement process. As of March 31, 2020, Shaanxi Qiyiwanggu has not repaid the amount. Shaanxi Qiyiwanggu was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Huludao Banking Co. Ltd.

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Huludao Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay a RMB 40 million (approximately $5.81 million) bank loan, plus interest. The loan became due on its maturity date of December 9, 2016. On December 19, 2016, the Huludao Court accepted the case. The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date. Wonder Fruit believes that the interest charged by Suizhong Branch is 100% higher than the base rate set by People’s Bank of China and is not consistent with the China People’s Bank’s base interest and floating rate. The Huludao Court has seized land use rights, buildings and equipment of Wonder Fruit that were pledged as guarantee for the loan and has organized two auction sales for these assets in January and February of 2018, but both auction sales have been unsuccessful in finding a buyer. On July 19, 2018, the Court issued a verdict ordering Huludao Wonder to transfer its land use rights, building, equipment, electronic and transportation assets to Zuizhong Branch as payment of the outstanding principal, auction and evaluation fees and some interest of the loan for RMB 42.64 million (approximately $6.22 million). As of March 31, 2020, there was RMB 11.95 million (approximately $1.74 million) in interest on the loan unpaid. Huludao Wonder was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Andrew Chien

In September 2017, Andrew Chien, a former consultant of SkyPeople China, brought a lawsuit against the Company and Mr. Hongke Xue in the District Court of Connecticut (the “Court”). The complaint was not properly served and the Company learned of the litigation in December 2017. In the complaint, Mr. Chien has made several claims, most of which attempt to hold the Company liable under novel legal theories that relate back to an alleged breach of a consulting agreement between SkyPeople China and Chien from August 2006. Mr. Chien claimed approximately $257,000 damages and interest plus 2.00% of the Company’s then-outstanding shares. Mr. Chien has unsuccessfully attempted to sue the Company on the breach of the same consulting agreement several times in the courts of Connecticut and New York, and these cases have been dismissed. The Company has filed a motion to dismiss (“MTD”) and all proceedings are stayed pending determination of the MTD. On August 31, 2018, the Court granted our MTD. On September 10, 2018, Mr. Chien filed a motion for reconsideration. On September 28, 2018, the Court denied Mr. Chien’s motion for reconsideration. On October 26, 2018, Mr. Chien appealed the case to the United States Court of Appeals for the Second Circuit.  The Court of Appeals affirmed the trial court’s dismissal of the action on January 22, 2020, and denied Mr. Chien’s petition for en banc rehearing on March 27, 2020.  Mr. Chien’s time to pursue a discretionary appeal to the Supreme Court of the United States has lapsed and the case is closed.

Legal case with Luwei

In 2018, Mr. Luwei, an individual, filed a claim for arbitration against SkyPeople China in Xi’an Arbitration Commission for breach of contract pursuant to a new share purchase agreement and a share redemption agreement. On April, 11, 2019, Xi’an Arbitration Commission made its decision and ordered SkyPeople China to repay RMB 3 million investment to Luwei. Mr. Luwei applied with Intermediate Court of Xi’an (the “Court”) for enforcement of the arbitration award which process was terminated by the Court due to no assets for enforcement. As of March 31, 2020, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Shaanxi Overseas Investment Development Corp.

In November 2019, Shaanxi Overseas Investment Development Corp (“Shaanxi Overseas Investment”) filed a lawsuit against SkyPeople China, Hongke Xue and Shenzhen Tian Shun Da Equity Investment Fund Management Co., Ltd. (“Shenzhen Tian Shun Da”) pursuant to an investment agreement entered in March 2016. According to the agreement, Shaanxi Overseas Investment agreed to invest RMB 5 million for the preferred shares of SkyPeople China with an annual interest rate of 2.38%. Shenzhen Tian Shun Da pledged 1.17% of the shares SkyPeople China that it owned and Hongke Xue provided guarantee for the performance of agreement by SkyPeople China. SkyPeople China failed to make the interests payment and Shaanxi Overseas Investment filed the lawsuit for breach of agreement. On December 26, 2019, Yanta District Court of Xi’an City (the “Court”) ordered SkyPeople China to pay Shaanxi Overseas Investment the preferred share redemption amount of RMB 5 million plus penalty which is calculated based upon the RMB 5 million at a rate of 24% a year. The Court also ruled that Shaanxi Overseas Investment may sell the pledged shares owned by Shenzhen Tianshun Da as the repayment for SkyPeople China and Hongkong Xue shall also assume the repayment obligation as guarantor. As of March 31, 2020, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Shaanxi Wanyuan Construction Co., Ltd.

In July 2019, Shaanxi Wanyuan Construction Co., Ltd. (“Wanyuan) filed a lawsuit with Shaanxi Baoji Municipal Intermediate People’s Court (the “Baoji Court”) against Guoweimei for repayment of construction and decoration costs of RMB 55.07 million pursuant to a Construction and Decoration Agreement entered by the parties in May 2017. In July, 2019, the Baoji Court ordered Guoweimei to pay construction and decoration costs of RMB55.07 million to Wanyuan, plus interest. As of March 31, 2020, Guoweimei has not repaid the amount. Guoweimei was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

10. SUBSEQUENT EVENTS

On April 17, 2020, the Company entered into the Eleventh Exchange Agreement (the “Eleventh Exchange Agreement”) with Iliad Research and Trading, L.P., a Utah limited partnership (the “Lender”).

Pursuant to Eleventh Exchange Agreement, the Company and Lender agreed to partition a new Secured Convertible Promissory Note in the original principal amount of $153,750 (the “Eleventh Partitioned Note”) from a Secured Convertible Promissory Note (the “Note”) issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Eleventh Partitioned Note. The Company and Lender further agreed to exchange the Eleventh Partitioned Note for the delivery of 205,000 shares of the Company’s Common Stock, par value $0.001, according to the terms and conditions of the Eleventh Exchange Agreement.

On April 23, 2020, Future FinTech (Hong Kong) Limited registered GuangChengJi (Shanghai) Industrial Co. Ltd. (“Guangchengji”) with a registered capital of $30 million in Shanghai, China, which needs to be paid before April 22, 2049 when the business license will expire. The business scope of Guangchengji includes wholesaling of electronic components and equipment, metal materials, petroleum products, import and export business, computer software development, information technology, technology consulting and services, business management consulting and supply chain management. This operation has not started operating yet.

On June 10, 2020, the Company entered into the Twelfth Exchange Agreement (the “Twelfth Exchange Agreement”) with the Lender.

Pursuant to the Twelfth Exchange Agreement, the Company and Lender agreed to partition a new Secured Convertible Promissory Note in the original principal amount of $111,486 (the “Twelfth Partitioned Note”) from the Note issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Partitioned Note. The Company and Lender further agreed to exchange the Twelfth Partitioned Note for the delivery of 148,648 shares of the Company’s Common Stock, par value $0.001, according to the terms and conditions of the Twelfth Exchange Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and in this Form 10-Q. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2019 Form 10-K.

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

Overview of Our Business

Future FinTech is a holding company incorporated under the laws of the State of Florida. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology. The main business of the Company includes an online shopping platform, Chain Cloud Mall (CCM), which is based on blockchain technology; a cross-border e-commerce platform (NONOGIRL) which has started its trial operation in March 2020 and is expected for a formal launch in the third quarter of 2020; a blockchain-based application incubator and a digital payment system (DCON); and the application and development of blockchain-based e-commerce technology and financial technology.

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

Chain Cloud Mall is an enterprise customer interactive and comprehensive shopping and sales service platform. It is an open network promotion system with a blockchain based anti-counterfeit system including point issuance, referral point and discount points settlement. The new business model creates a completely new source of data traffic for enterprises.

Merchants on the Chain Cloud Mall issue their own blockchain points and anti-counterfeiting QR codes. Every product comes with unique anti-counterfeiting QR codes on the label. Customers collect the points issued by the merchants by scanning products with their mobile phones on the anti-counterfeiting QR code. These QR codes are generated by blockchain system of Chain Cloud Mall and provided to merchants. The successful collection of the merchant points confirms that the authentication of product from such enterprise. The Chain Cloud Mall to record and provide Chain Cloud Mall points to its members upon a successful new member and/or product referral, which can be used as credit when making purchases on CCM. It incentivize its members to promote the platform and share the products with their social contacts, which in turn increases the sales through Chain Cloud Mall and helps the Company generate greater value.

Future FinTech generated approximately100% of its revenue from its two core business segments in the CCM shopping mall membership and on-line sale of goods for the three months ended March 31, 2020. The other sales segment contributed only to the total revenue and was immaterial to the overall business.

CCM shopping mall membership

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

Sales of Goods

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

2.	Blockchain points settlement leads to secondary data traffic

Blockchain points are also discount coupons for merchants, guiding customers to the platform of the merchants, and provide them discounts when purchasing. This process is called secondary data traffic. Every company is aware of the importance of maintaining old customers. Blockchain anti-counterfeiting technology through scanning of QR codes by the customers helps companies identify such customers and allows them to systematically maintain contacts with such customers.

3.	Points promotion system

Points promotion system brings secondary data traffic comes with volume and high turnover ratio. All such sales are directed to the merchants’ stores when customers possess and use merchants coupons. With a high level of user stickiness, customers are likely to purchase products again and collect more blockchain points.

4.	Member community system to build a high value community

Anti-counterfeiting technology plus the Company’s secondary data traffic platform have created great value for the merchants that have stores on our platform. By gathering all loyal customers to a merchant’s store, we can build a standard value community. With the common interest, the value community of a merchants can form a self-organizing system with customer groups to maximize the interests of such merchant.

Approximately $1,057 and $138,000 was recognized as revenue from the “sale of goods” segment from orders on sales of the Company’s own products on the platform for the three months ended March 31, 2020 and March 31, 2019, respectively.

Impact of COVID-19 on our Business

COVID-19 has affected our business during the three months ended March 31, 2020. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China.

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

Results of Operations

Comparison of Three Months ended March 31, 2020 and 2019:

Revenue

The following table presents our consolidated revenues for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Three month ended March 31,		Change
	2020	2019	Amount	%
CCM Shopping Mall Membership	199	22	177	804.5%
Sales of goods	1	138	(137)	(99.3%)
Total	$200	$160	$40	25.0%

The increase in revenue for the three months ended March 31, 2020 was primarily due to the growth of our business section of CCM shopping mall membership, which was partially offset by a decrease in sales of goods.

Sale of goods decreased from $0.14 million for the three months ended March 31, 2019 to $0.001 million for the three months ended March 31, 2020. The decrease was mainly due to the negative impact of COVID-19 during this period, as the staff could not work in the office and shipments stopped.

In order to increase the repeat sales from customers and drive sales growth, the Company subscribes members on its online shopping platform. Currently, there are three kinds of membership programs, Diamond Elite, Gold Elite and Silver Elite, with different membership fees and benefits. The higher membership fee programs provide more benefits to the members. Members can earn points on the Company’s sales platform and enjoy discounts on their purchases. Members can refer others to become members and are rewarded for doing so. Members can also promote products on various social platforms and are rewarded if those users purchase the Company’s products. Membership revenue is recognized when member registers and makes his/her first order on our sales platform.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Three months ended March 31,
	2020		2019
	Gross profit	Gross margin	Gross profit	Gross margin
CCM Shopping Mall Membership	199	100%	20	90.9%
Sales of goods	-	-%	11	8.0%
Total	$199	100%	$31	19.4%

Overall gross margin as a percentage of revenue was 100% for the three ended March 31, 2020, an increase of 80.6% compared to 19.4% for the same period of last fiscal year. The increase in gross margin as a percentage of revenue was mainly attributable to the CCM Shopping Mall Membership segments, which has high gross margin. In terms of dollar value, the overall gross profit for the three ended March 31, 2020 was $0.20 million, an increase of $0.17 million, compared $0.03 million for the same period of last fiscal year. The increase in the dollar value of overall gross margin was mainly due to the increase from the CCM Shopping Mall Membership fee segment.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended March 31, 2020 and 2019, respectively: (in thousands)

	First quarter of 2020		First quarter of 2019
	Amount	% of revenue	Amount	% of revenue
General and administrative	$1,919	959.5%	$948	591.74%
Selling expenses	13	6.4%	65	41.2%
Bad debt provision	4,203	2,102.0%	8	4.8%
Total operating expenses	$6,135	3,068.3%	$1,021	637.6%

General and administrative expenses increased by $0.97 million, or 102.1%, from $0.95 million to $1.92 million for the three months ended March 31, 2020, compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly due to stock related expenses of $1.19 million that the Company recorded during the three months ended March 31, 2020, for a Consulting Service Agreement that the Company entered into on January 25, 2020 with Dragon Investment Holding Limited (Malta).

Selling expenses decreased by $0.06 million, or 85.7%, from $0.07 million to $0.01 million for the three months ended March 31, 2020, compared to the same period of the last fiscal year. The decrease was mainly due to a decrease in selling expenses from our e-commerce business.

Bad debt provision was $4.20 million for the three months ended March 31, 2020, which was mainly for the other receivables from HeDeTang Hong Kong, which was sold to New Continent International Co., Ltd during the first quarter of 2020.

Other Income (Expense), Net

Other expenses, net increased by $0.47 million to $0.55 million for the three months ended March 31, 2020 from $0.08 million in the same period of the last fiscal year, primarily due to currency exchange loss related with the sale of HeDeTang Hong Kong.

Income Tax

We did not have tax provision for the three months ended March 31, 2020 and 2019, as the Company incurred losses in the first quarter of 2020 and 2019.

Non-controlling Interests

As of March 31, 2020, Shaanxi Chunlv Ecological Agriculture Co., Ltd. holds 20.0% interest in Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited (“CCM Logistics”), CCM Logistics holds 10% interest in ) Hedetang Farm Products Trading Market (Mei County) Co., Ltd., Nature Worldwide Resources Ltd. held a 40% interest in DCON Digipay, and Shaanxi Yinlian holds 45% interest in Zhonglian Hengxin.

Loss from Continuing Operations

Loss from continuing operations increased by $5.41 million from $1.07 million for the three months ended March 31, 2019 to $6.48 million for the same period of 2020 mainly due to an increase in operating expenses, as discussed previously.

Gain on disposal of discontinued operations

Gain on disposal of discontinued operation was $123.69 million for the three months ended March 31, 2020, which was related with sale of HeDeTang Hong Kong to New Continent International Co., Ltd during the first quarter of 2020. . The total assets of HeDeTang HK were $106.85 million as of February 27, 2020 and the total liabilities of HeDeTang HK were $231.21  million as of February 27, 2020, resulting in a gain on disposal of $123.69 million. There was no income or loss from HeDeTang HK from January 1, 2020 to the sale.

Loss per Share

Basic and diluted loss per share from continuing operations were $0.20 and $0.20 for the three months ended March 31, 2020, respectively, as compared to a loss of $0.03 and $0.03 for the same periods of 2019, respectively. Basic and diluted income per share attributable to discontinued operations was $3.73 and $3.66 for the three months ended March 31, 2020 respectively. Basic and diluted loss per share attributable to discontinued operations was $0.02 and $0.02 for the three months ended March 31, 2019 respectively.,

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $6,868, as compared to $539,316 as of December 31, 2019.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was negative $4.45 million, as of March 31, 2020, an increase of $89.49 million from working capital of negative $93.94 million, as of March 31, 2019, mainly due to an increase in current assets and a decrease in current liabilities.

Net cash used in operating activities increased by $1.63 million to $1.35 million for the three months ended March 31, 2020 from a cash inflow of $0.28 million for the same period of the last fiscal year. The increase in net cash used by operating activities was primarily due to an increase in net loss from continuing operations during the first quarter of 2020.

Net cash used in investing activities was $0 for the three months ended March 31, 2020 and March 31, 2019, respectively.

Net cash provided in financing activities for the three months ended March 31, 2020 was $0.62 million representing an increase of $0.12 million, as compared to cash provided by financing activities of $0.50 million during the three months ended March 31, 2019. The increase in cash provided by financing activities was mainly attributable to the sale of HeDeTang Hong Kong to New Continent International Co., Ltd during the first quarter of 2020.

Off-balance sheet arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal interim financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting.  Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We have engaged an outside consultant with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. We believe the measures described above will remediate the material weakness from the quarter identified above. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures.

Changes to Internal Control over Financial Reporting

Other than discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal case with Beijing Bank

On June 29, 2015, SkyPeople China entered into a loan agreement with Beijing Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 30 million (approximately $4.36 million) from Beijing Bank. Hongke Xue, Yongke Xue and Xiujun Wang provided guarantees for the loan and Shaanxi Boai Medical Technology Development Co., Ltd. (“Shaanxi Boai”) provided certain real estate property as a pledge for the loan. SkyPeople China did not repay the loan on time and Beijing Bank filed an enforcement request with Xi’an Intermediate People’s Court in June 2017. The Xi’an Intermediate People’s Court seized real estate properties pledged by Shaanxi Boai and Xiujun Wang. In November 2018, the Court sold the real estate property pledged by Xiujun Wang at RMB 1.17 million (approximately $0.17 million). Because the real estate property is Xiujun Wang’s primary home, the Court allocated RMB 0.12 million to Xiujun Wang as transition home leasing fee and deducted outstanding mortgage payments, and the remaining amount was delivered to the Beijing Bank as the repayment. The Court has also made inquiries to the Beijing Bank as to whether it is willing to accept the pledged real estate property of Shaanxi Boai as the repayment of the outstanding loan for the amount of RMB 27.93 million (approximately $4.06 million) but Beijing Bank has refused to take the real property as repayment of the loan and the enforcement action has been terminated by the Court on December 18, 2018. As of March 31, 2020, SkyPeople China still owe the unpaid amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Ningxia Bank

On March 8, 2016, SkyPeople China entered into a loan agreement with Ningxia Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 25 million (approximately $3.63 million) from Ningxia Bank. Hongke Xue, Yongke Xue, Lake Chen, Shaanxi Boai Medical Technology Development Co., Ltd. and Shaanxi Qiyiwangguo provided guarantees for the loan. SkyPeople China also pledged 37 pieces of equipment and the related trademarks to Ningxia Bank for the loan. SkyPeople China has not repaid the loan and Ningxia Bank filed an enforcement action with Xi’an Intermediate people’s court in August 2017. The Court has frozen the assets of SkyPeople China that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by SkyPeople China for its business. In July 2018, Shaanxi Qiyiwangguo filed a petition to the Court and requested the termination of the enforcement action on the basis that its guarantee of the loan was not valid because the seal used on the guarantee agreement was not authentic and the guarantee was not approved by the shareholders of Shaanxi Qiyiwangguo. On November 27, 2018, Shaanxi Qiyiwangguo withdrew its petition. The Court agreed to such withdrawal and there has been on other progress of this case. As of March 31, 2020, SkyPeople China still owe the unpaid amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with China Construction Bank

On December 23, 2015, SkyPeople China entered into two loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 13.90 million (approximately $2.13 million), and RMB 30 million (approximately $4.59 million) from China Construction Bank, respectively. Shaanxi Boai Medical Technology Development Co., Ltd. (“Boai”), Hongke Xue, Yongke Xue, Xiujun Wang and Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) provided pledges for the loans. SkyPeople China has not repaid the loans and China Construction Bank filed an enforcement action with Xi’an Intermediate People’s Court in March 2017. In December 2017, SkyPeople China received the enforcement notice from the Court. The Court has seized certain parking space and land use rights pledged by Xiujun Wang and Boai and sold the land use right pledged by Boai in auction for approximately RMB 24,835,790 as repayment to China Construction Bank. The Court also seized certain land use rights pledged by Yingkou Trusty Fruits Co., Ltd., but the auction sale for those rights was not successful. As of March 31, 2020, SkyPeople China still owe the unpaid amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

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

Upon the Court’s suggestion, the parties agreed to a settlement discussion in April 2017. As a part of the settlement discussion, on April 18, 2017, SkyPeople China withdrew its non-enforcement request with the Court without prejudice. As of March 31, 2020, SkyPeople China still have liability of $5.8 million related with these two enforcement proceedings. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Cinda Capital Financing Co. Ltd.

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed a lawsuit with Beijing 2nd Intermediate People’s Court (the “Beijing Intermediate Court”) against the Company’s indirectly wholly-owned subsidiaries Shaanxi Guoweimei Kiwi Deep Processing Company, Ltd. (“Guoweimei”) and Hedetang Farm Products Trading Market (Mei County) Co., Ltd. (“Trading Market Mei County Co”, and together with Guoweimei, “Lessees”) requested that Lessees repay RMB 50 million (approximately $7.27 million) in capital lease fees, plus interest. Cinda purchased or paid for refrigerant warehouse and trading hall to the suppliers and vendors and agreed to lease them to the Lessees for a leasing fee of RMB 50 million in December 2016. The capital leasing fee became due on its maturity date of June 2017, with certain land use rights of Lessees in Mei County and equity of Guoweimei as a pledge. The Company disputed that the land use rights for the refrigerant warehouse and trading hall were never sold to or transferred to Cinda, and argues that therefore it is a loan agreement and not a capital lease agreement among the parties. Lessees have taken the position that Cinda is not a bank and does not have government permits required to make loans in China, and the agreements including pledge agreement were invalid, void and without legal effect from the beginning. Therefore, the Company only has the obligations to repay principal but not the interest. In November 2017, Beijing Intermediate Court ruled in favor of Cinda and the Lessees appealed the case to the Beijing Supreme Court. The Beijing Supreme Court held a hearing at the end of July 2018. On December 4, 2018, the Beijing Supreme Court upheld the lower court’s decision. On April 8, 2019, Beijing Intermediate Court issued the verdict for enforcement of the judgment and the plaintiff has the priority rights for the repayment for the pledged land use rights of Lessees in Mei County and equity of Guoweimei. The case is under enforcement procedure and Cinda is in the process of sale the land use rights. Before the land use right is sold, the subsidiaries of SkyPeople China still owns the seized properties and the liabilities to Cinda. As of March 31, 2020,SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed another lawsuit with Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Guoweimei and SkyPeople China for repayment of a leasing fee of RMB 84.97 million (approximately $12.35 million) plus interest. In January 2014, Guoweimei and SkyPeople China (the “Equipment Lessees”) signed an Equipment Financial Lease Purchase Agreement with Cinda and an equipment supplier pursuant to which Cinda would provide funds to purchase equipment and the Equipment Lessees would lease the equipment from Cinda. Guoweimei pledged certain land use rights in Mei County to Cinda and Xi’an Hedetang and Hedetang Holding pledged their equities in Guoweimei to Cinda to secure the repayment. Mr. Hongke Xue also provided a personal guarantee for the payment of the leasing fee. Beijing Intermediate Court had two hearings of the case and on March 21, 2018, and it ruled in favor of Cinda to the effect that SkyPeople China and Guoweimei shall pay leasing fees due in the amount of RMB 21.00 million (approximately $3.05 million), as well as leasing fees not yet due in the amount of RMB 63.98 million (approximately $9.30 million), plus attorney’s fees and expenses. Beijing Intermediate Court also ruled that Mr. Hongke Xue is jointly liable for the debt as the guarantor, and that Cinda has priority rights to the pledged land use rights in Mei County and the pledged equities of Guoweimei as well as the ownership of the leasing properties until the leasing fees are paid. SkyPeople China has appealed the decision to the Beijing Supreme Court. The Beijing Supreme Court rejected the appeal and upheld the original verdict on September 7, 2018. The case is under enforcement procedure and Cinda is in the process of sale the seized properties. Before they are sold, the subsidiaries of SkyPeople China still owns the seized properties and the liabilities to Cinda. As of March 31, 2020, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Shaanxi Fangtian Decoration Co. Ltd

In April 2015, SkyPeople China entered into a loan agreement with Shaanxi Fangtian Decoration Co. Ltd. (“Fangtian”). Pursuant to the loan agreement, SkyPeople China borrowed RMB 3.5 million (approximately $508,780) from Fangtian. SkyPeople China has not repaid the loan and Fangtian filed a lawsuit with Xi’an Yanta District People’s Court (“Yanta District Court”). On August 10, 2017, Yanta District Court ruled against SkyPeople China and determined that SkyPeople China must repay the loan of RMB 3.5 million plus interest RMB of 0.40 million (approximately $585,098). Fangtian has requested court enter into enforcement procedures for the case. As of March 31, 2020, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

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

Shaanxi Guoweimei Kiwi Deep Processing Co. Ltd (“Guoweimei”), entered into a construction agreement with Shaanxi Fangyuan construction co., Ltd. (“Fangyuan”) in July 2013. On October 8, 2018, Fangyuan filed a lawsuit and requested that Guoweimei pay a project construction fee plus penalty of RMB 56.32 million (approximately $8.22 million). On June 10, 2019, Baoji Intermediate People’s Court issued a verdict that Guoweimei must pay RMB 41.58 million (approximately $6.07 million) plus penalty to Fangyuan, and Fangyuan will enjoy preferential right for the projects in processing zone of National Wholesale and Trading Center in Mei County for Kiwi Fruits developed by Guoweimei. As of March 31, 2020, Guoweimei has not repaid the amount. Guoweimei was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

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

Legal case with Xi’an Shanmei Food Co., Ltd.

On October 31, 2017, Xi’an Shanmei Food Co. Ltd. filed a lawsuit against Shaanxi Qiyiwangguo, a majority-owned subsidiary of the Company, with Zhouzhi County People’s Court in connection with a Land Lease Agreement entered into by the parties on October 1, 2013. On March 2, 2018, Zhouzhi County People’s Court issued a verdict that: (i) the Land Lease Agreement was thereby terminated; (ii) Shaanxi Qiyiwangguo shall pay Xi’an Shanmei the outstanding leasing fee RMB 0.21 million (approximately $30,762) and (iii) Shaanxi Qiyiwangguo shall return the 29.3 mu industrial use land to Xi’an Shanmei. Shaanxi Qiyiwangguo has appealed the decision to the Xi’an Intermediate People’s Court on the basis that: (x) the land use right was a capital contribution by Xi’an Shanmei for a shareholder of Shaanxi Qiyiwangguo who is also the sole shareholder of Xi’an Shanmei and the Land Lease Agreement was invalid and has no legal effect; (y) Zhouzhi Court did not schedule the hearing for the count claims filed by Shaanxi Qiyiwangguo; and (z) Zhouzhi Court violated certain civil procedures during the trial of the case. Due to the late notice to Zhouzhi Court, the case file was not timely transferred to Xi’an Intermediate Court and no appeal hearing was scheduled. Zhouzhi Court has issued verdict for enforcement procedure and Qiyiwangguo has filed petition of disagreement for the enforcement which is still under Zhouzhi Court’s review. On January 23, 2019, the Court rejected the petition of disagreement and the case has been under enforcement procedure. As of March 31, 2020, Shaanxi Qiyiwanggu has not repaid the amount. Shaanxi Qiyiwanggu was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

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

Legal case with Henan Huaxing Glass Co., Ltd.

Shaanxi Qiyiwangguo entered into an agreement with Henan Huaxing Glass Co., Ltd. (“Huaxing”) in May 2014 for Huaxing to supply glass bottles to Shaanxi Qiyiwangguo. However, due to the disputes regarding the quality of products supplied by Huaxing, Shaanxi Qiyiwangguo did not pay the prices for certain glass bottles. In August 2017, Huaxing filed a lawsuit and the court ruled that Shaanxi Qiyiwangguo owed Huaxing RMB 203,742 (approximately $29,743) in July 2018. During the enforcement process, the parties reached a settlement agreement but Shaanxi Qiyiwangguo failed to pay the amount due and now the case is still in the court enforcement process. As of March 31, 2020 Shaanxi Qiyiwanggu has not repaid the amount. Shaanxi Qiyiwanggu was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Huludao Banking Co. Ltd.

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Huludao Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay a RMB 40 million (approximately $5.81 million) bank loan, plus interest. The loan became due on its maturity date of December 9, 2016. On December 19, 2016, the Huludao Court accepted the case. The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date. Wonder Fruit believes that the interest charged by Suizhong Branch is 100% higher than the base rate set by People’s Bank of China and is not consistent with the China People’s Bank’s base interest and floating rate. The Huludao Court has seized land use rights, buildings and equipment of Wonder Fruit that were pledged as guarantee for the loan and has organized two auction sales for these assets in January and February of 2018, but both auction sales have been unsuccessful in finding a buyer. On July 19, 2018, the Court issued a verdict ordering Huludao Wonder to transfer its land use rights, building, equipment, electronic and transportation assets to Zuizhong Branch as payment of the outstanding principal, auction and evaluation fees and some interest of the loan for RMB 42.64 million (approximately $6.22 million). As of March 31, 2020, there was RMB 11.95 million (approximately $1.74 million) in interest on the loan unpaid. Huludao Wonder was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Andrew Chien

In September 2017, Andrew Chien, a former consultant of SkyPeople China, brought a lawsuit against the Company and Mr. Hongke Xue in the District Court of Connecticut (the “Court”). The complaint was not properly served and the Company learned of the litigation in December 2017. In the complaint, Mr. Chien has made several claims, most of which attempt to hold the Company liable under novel legal theories that relate back to an alleged breach of a consulting agreement between SkyPeople China and Chien from August 2006. Mr. Chien claimed approximately $257,000 damages and interest plus 2.00% of the Company’s then-outstanding shares. Mr. Chien has unsuccessfully attempted to sue the Company on the breach of the same consulting agreement several times in the courts of Connecticut and New York, and these cases have been dismissed. The Company has filed a motion to dismiss (“MTD”) and all proceedings are stayed pending determination of the MTD. On August 31, 2018, the Court granted our MTD. On September 10, 2018, Mr. Chien filed a motion for reconsideration. On September 28, 2018, the Court denied Mr. Chien’s motion for reconsideration. On October 26, 2018, Mr. Chien appealed the case to the United States Court of Appeals for the Second Circuit.  The Court of Appeals affirmed the trial court’s dismissal of the action on January 22, 2020, and denied Mr. Chien’s petition for en banc rehearing on March 27, 2020.  Mr. Chien’s time to pursue a discretionary appeal to the Supreme Court of the United States has lapsed and the case is closed.

Legal case with Luwei

In 2018, Mr. Luwei, an individual, filed a claim for arbitration against SkyPeople China in Xi’an Arbitration Commission for breach of contract pursuant to a new share purchase agreement and a share redemption agreement. On April, 11, 2019, Xi’an Arbitration Commission made its decision and ordered SkyPeople China to repay RMB 3 million investment to Luwei. Mr. Luwei applied with Intermediate Court of Xi’an (the “Court”) for enforcement of the arbitration award which process was terminated by the Court due to no assets for enforcement. As of March 31, 2020, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Shaanxi Overseas Investment Development Corp.

In November 2019, Shaanxi Overseas Investment Development Corp (“Shaanxi Overseas Investment”) filed a lawsuit against SkyPeople China, Hongke Xue and Shenzhen Tian Shun Da Equity Investment Fund Management Co., Ltd. (“Shenzhen Tian Shun Da”) pursuant to an investment agreement entered in March, 2016. According to the agreement, Shaanxi Overseas Investment agreed to invest RMB 5 million for the preferred shares of SkyPeople China with an annual interest rate of 2.38%. Shenzhen Tian Shun Da pledged 1.17% of the shares SkyPeople China that it owned and Hongke Xue provided guarantee for the performance of agreement by SkyPeople China. SkyPeople China failed to make the interests payment and Shaanxi Overseas Investment filed the lawsuit for breach of agreement. On December 26, 2019, Yanta District Court of Xi’an City (the “Court”) ordered SkyPeople China to pay Shaanxi Overseas Investment the preferred share redemption amount of RMB 5 million plus penalty which is calculated based upon the RMB 5 million at a rate of 24% a year. The Court also ruled that Shaanxi Overseas Investment may sell the pledged shares owned by Shenzhen Tianshun Da as the repayment for SkyPeople China and Hongkong Xue shall also assume the repayment obligation as guarantor. As of March 31, 2020, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Shaanxi Wanyuan Construction Co., Ltd.

In July 2019, Shaanxi Wanyuan Construction Co., Ltd. (“Wanyuan) filed a lawsuit with Shaanxi Baoji Municipal Intermediate People’s Court (the “Baoji Court”) against Guoweimei for repayment of construction and decoration costs of RMB 55.07 million pursuant to a Construction and Decoration Agreement entered by the parties in May 2017. In July, 2019, the Baoji Court ordered Guoweimei to pay construction and decoration costs of RMB55.07 million to Wanyuan, plus interest. As of March 31, 2020, Guoweimei has not repaid the amount. Guoweimei was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2020, the Company entered into a Consulting Service Agreement (the “Agreement”) with Dragon Investment Holding Limited (Malta) (the “Consultant”), a company incorporated in Malta, pursuant to which Consultant will: (i) help the Company to locate new merger projects globally, develop new merger strategy and provide the Company with at least five (5) merger and acquisition targets that have synergy with the Company’s business and development plans and could clearly contribute to the Company’s strategic goals each year; (ii) help the Company to map out new growth strategies in addition to its current business; (iii) work with the Company to explore new lines of business and associated growth strategies; and (iv) conduct market research and evaluating variable projects and providing feasibility studies per Company’s request from time to time. The term of the Agreement is three years. In consideration of the services to be provided by Consultant to the Company, the Company agrees to pay the Consultant a three-year consulting fee totaling $3 million. The Company shall issue a total of 3,750,000 restricted shares of common stock of the Company (the “Consultant Shares”) at a price of $0.794 per share, (the closing price of the Agreement date), as the payment for the above mentioned consultant fee to the Consultant. On February 23, 2020, The Company issued the Consultant Shares pursuant to the Agreement, of which 1,500,000 shares were released to the Consultant immediately, 1,125,000 and 1,125,000 shares, respectively, will be held by the Company and released to the Consultant on January 25, 2021 and January 25, 2022 if this Agreement has not been terminated and there has been no breach of the Agreement by the Consultant at such time. If the second and/or third release of the shares mentioned above does not occur, such shares shall be returned to the Company as treasury shares. The shares contemplated in the Agreement were issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

FUTURE FINTECH GROUP INC.

By:	/s/ Shanchun Huang
Shanchun Huang
Chief Executive Officer
(Principal Executive Officer)

July 6, 2020

By:	/s/ Jing Chen
Jing Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)

July 6, 2020