Form 10-Q
period 2020-06-30
Future FinTech Group Inc.
filed 2020-08-14
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FTFT	Nasdaq Stock Market

Class	Outstanding at August 12, 2020
Common Stock, $0.001 par value per share	41,734,946

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019

CURRENT ASSETS
Cash and cash equivalents	$576,303	$539,316
Accounts receivable	464	4,954
Other receivables, net	44,668	7,489
Inventories	3,044	3,594
Advances to suppliers and other current assets	145,868	1,668,847
Loan receivables	206,512	-
Assets related to discontinued operation	-	92,772,786
TOTAL CURRENT ASSETS	$976,859	$94,996,986

Property, plant and equipment, net	$16,466	$17,855
Intangible assets, net	6,981,330	5,312,906
Amount due from related parties	3,089,063	3,402,823
Long term investments	12,250,000	12,250,000
TOTAL ASSETS	$23,313,718	$115,980,570

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$316,783	$320,378
Accrued expenses and other payables	2,661,944	2,574,471
Advances from customers	422,994	702,179
Short-term bank loans	844,805	957,990
Loans payable	2,252,556	1,972,909
Advances from issuance of the Company’s Common Stock	500,000	-
Liabilities related to discontinued operations	-	196,261,748
TOTAL CURRENT LIABILITIES	$6,999,082	$202,789,675

NON-CURRENT LIABILITIES
Amount due to related parties	$1,603,177	$1,268,101
TOTAL LIABILITIES	$8,602,259	$204,057,776
Commitments and contingencies (Note 14)
STOCKHOLDER’S EQUITY

Future Fintech Group Inc., Stockholders’ equity
Common stock, $0.001 par value; 60,000,000 shares authorized and 38,494,063 shares issued and outstanding as of June 30, 2020 and 33,810,416 shares issued and outstanding as of December 31, 2019, respectively	$38,494	$33,810
Additional paid-in capital	109,739,379	107,852,827
Accumulated deficits	(96,636,617)	(213,314,612)
Accumulated other comprehensive income	3,667,726	12,989,408
Total Future FinTech Group Inc. stockholders’ equity	16,808,982	(92,438,567)
Non-controlling interests	(2,097,523)	4,361,361
Total stockholders’ equity	14,711,459	(88,077,206)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,313,718	$115,980,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019*	2020	2019*
Revenue	$113,687	$257,018	$313,638	$417,193
Cost of goods sold	9,359	116,649	9,872	246,210
Gross profit	104,328	140,369	303,766	170,983

Operating Expenses
General and administrative expenses	413,503	868,951	2,332,817	1,816,644
Selling expenses	7,693	492,221	20,474	558,201
Bad debt provision	210,510	-	4,413,564	7,443
Total operating expenses	631,706	1,361,172	6,766,855	2,382,288

Loss from operations	(527,378)	(1,220,803)	(6,463,089)	(2,211,305)

Other income (expense)
Interest income	62	3,900	188	3,921
Interest expenses	(26,682)	(21,405)	(53,819)	(112,807)
Other income (expenses)	16,657	(12,630)	(502,799)	3,402
Total other income (expenses)	(9,963)	(30,135)	(556,430)	(105,484)

Loss from Continuing Operations before Income Tax	(537,341)	(1,250,938)	(7,019,519)	(2,316,789)
Income tax provision	-	75	-	75
Loss from Continuing Operations, net of tax	(537,341)	(1,251,013)	(7,019,519)	(2,316,864)

Discontinued Operations (Note 9)
Loss from discontinued operations	-	(721,158)	-	(1,307,608)
Gain on disposal of discontinued operations	-	-	123,688,874	-
NET INCOME (LOSS)	(537,341)	(1,972,171)	116,669,355	(3,624,472)

Less: Loss attributable to the non-controlling interest	(8,578)	(382,318)	(8,640)	(705,963)
Net income (loss) attributable to Future Fintech Group, Inc. Common Shareholders	$(528,763)	$(1,589,853)	$116,677,995	$(2,918,509)
Comprehensive income (loss):
Net income (loss)	$(537,341)	$(1,972,171)	$116,669,355	$(3,624,472)
Foreign currency translation	(83,155)	5,757,890	(679,589)	5,192,088
Comprehensive income (loss)	(620,496)	3,785,719	115,989,766	1,567,616
Less: Comprehensive income (loss) attributable to non-controlling interest	-	1,056,105	(2,139,179)	705,963
Comprehensive Income (Loss) Attributable to Future Fintech Group, Inc. Common Shareholders	$(620,496)	$2,729,614	$118,128,945	$861,653

Basic Earnings (Loss) per Share:
Basic loss per share from continuing operations	$(0.02)	$(0.03)	$(0.20)	$(0.05)
Basic earnings (loss) per share from discontinued operations	-	(0.02)	3.45	(0.04)
Basic Earnings (Loss) per Share from Net Income (Loss)	$(0.02)	(0.05)	$3.25	$(0.09)

Diluted Earnings (Loss) per Share:
Diluted loss per share from continuing operations	$(0.02)	(0.03)	$(0.19)	$(0.05)
Diluted earnings (loss) per share from discontinued operations	-	(0.02)	3.39	(0.04)
Diluted Earnings (Loss) per Share from Net Income (Loss)	$(0.02)	(0.05)	$3.19	$(0.09)
Weighted average number of shares outstanding
Basic	33,334,888	31,174,818	35,867,188	31,174,818
Diluted	34,004,411	31,844,341	36,536,711	31,844,341

*	Reclassification- certain reclassifications have been made to the financial statements for the period ended June 30, 2019 to conform to the presentation for the period ended June 30, 2020, with no effect on previously reported net income (loss).

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30
	2020	2019*

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$116,669,355	$(3,624,472)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	92,341	720,962
Bad debt	4,413,564	7,443
Gain on sale of discontinued operations	(123,688,874)	-
Share based compensation	1,191,000	-
Changes in operating assets and liabilities
Accounts receivable	4,491	(3,444,336)
Other receivable	(37,179)	7,730,081
Advances to suppliers and other current assets	(325,739)	(158,053)
Inventories	549	(174,005)
Accounts payable	(3,595)	56,289
Accrued expenses	87,473	(11,861,703)
Change in net assets related to discontinued operations	608,298	10,450,684
Advances from customers	(279,185)	550,779
Net Cash Provided by (Used in) Operating Activities	(1,267,501)	253,669

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for short-term loan investment	(206,512)	-
Net cash used in investing activities	(206,512)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from issuance of the Company’s Common Stock	500,000	-
Proceeds from loans from related parties	468,468	-
Repayment of amount due to related parties	(114,607)	-
Proceeds from secured convertible promissory note	533,278	503,818
Changes in net assets related to discontinued operations	-	31,803
Proceeds from loans	211,876	-
Proceeds from sale of discontinued operations	85,714	-
Net cash provided by financing activities	1,684,729	535,621

Effect of change in exchange rate	(173,729)	(755,177)

NET INCREASE IN CASH AND CASH EQUIVALENTS	36,987	34,113
Cash and cash equivalents, beginning of year	539,316	33,461
Cash and cash equivalents, end of period	$576,303	$67,574

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Conversion of convertible notes	$533,278	$-

●	Reclassification- certain reclassifications have been made to the statements of cash flow for the period ended June 30, 2019 to conform to the presentation for the period ended June 30, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months ended June 30, 2019

	Common Stock		Additional paid-in	Accumulated	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	deficits	income	interests	Total
Balance at March 31, 2019	31,017,083	$31,017	$115,336,056	$(189,414,336)	$(9,877,494)	$4,250,979	$(79,673,778)
Issuance of common stocks as compensation	650,000	650	(650)	-	-	-	-
Net loss	-	-	-	(1,589,853)	-	(382,318)	(1,972,171)
Foreign currency translation adjustment	-	-	-	-	6,108,033	26,496	6,134,529
Balance at June 30, 2019	31,667,083	$31,667	$115,335,406	$(191,004,189)	$(3,769,461)	$3,895,157	$(75,511,420)

Three Months ended June 30, 2020

	Common Stock		Additional paid-in	Accumulated	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	deficits	income	interests	Total
Balance at March 31, 2020	38,140,415	$38,140	$109,474,497	$(96,107,854)	$3,750,881	$(2,088,945)	$15,066,719
Issuance of common stocks for conversion of debts	353,648	354	264,882	-	-	-	265,236
Net loss	-	-	-	(528,763)	-	(8,578)	(537,341)
Foreign currency translation adjustment	-	-	-	-	(83,155)	-	(83,155)
Balance at June 30, 2020	38,494,063	$38,494	$109,739,379	$(96,636,617)	$3,667,726	$(2,097,523)	$14,711,459

Six Months ended June 30, 2019

	Common Stock		Additional paid-in	Accumulated	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	deficits	income	interests	Total
Balance at December 31, 2018	31,017,083	$31,017	$105,737,256	$(188,085,680)	$(8,961,549)	$4,601,121	$(86,667,835)
Issuance of common stocks for conversion of debts	650,000	650	9,598,150	-	-	-	9,598,800
Net loss	-	-	-	(2,918,509)	-	(705,963)	(3,624,472)
Foreign currency translation adjustment	-	-	-	-	5,192,088	(1)	5,192,087
Balance at June 30, 2019	31,667,083	$31,667	$115,335,406	$(191,004,189)	$(3,769,461)	$3,895,157	$(75,511,420)

Six Months ended June 30, 2020

	Common Stock		Additional paid-in	Accumulated	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	deficits	income	interests	Total
Balance at December 31, 2019	33,810,416	$33,810	$107,825,827	$(213,314,612)	$12,989,408	$4,361,361	$(88,077,206)
Issuance of common stocks for conversion of debts	933,647	934	699,302	-	-	-	700,236
Net income (loss)	-	-	-	116,677,995	-	(8,640)	116,669,355
Share-based payments	3,750,000	3,750	1,187,250	-	-	-	1,191,000
Foreign currency translation adjustment	-	-	-	-	1,459,527	(2,139,117)	(679,590)
Disposal of discontinued operation	-	-	-	-	(10,781,209)	(4,311,127)	(15,092,336)
Balance at June 30, 2020	38,494,063	$38,494	$109,739,379	$(96,636,617)	$3,667,726	$(2,097,523)	$14,711,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS DESCRIPTION

Future FinTech Group Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) is a holding company incorporated under the laws of the State of Florida. The main business of the Company includes an online shopping platform, Chain Cloud Mall (CCM), which is based on blockchain technology; a cross-border e-commerce platform (NONOGIRL) which started its trial operation in March 2020 and formally launched in July 2020; a blockchain-based application incubator and a digital payment system (DCON); and the application and development of blockchain-based e-commerce technology and financial technology.

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

On April 23, 2020, Future FinTech (Hong Kong) Limited registered GuangChengJi (Shanghai) Industrial Co., Ltd. (“Guangchengji”) with a registered capital of $30 million in Shanghai, China, which needs to be paid before April 22, 2049 when the business license will expire. The business scope of Guangchengji includes wholesaling of electronic components and equipment, metal materials, petroleum products, import and export business, computer software development, information technology, technology consulting and services, business management consulting and supply chain management.

The Company’s activities are principally conducted by its subsidiaries operating in the PRC.

2. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2020 and the results of operations and cash flows for the periods ended June 30, 2020 and 2019. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2020. The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a detailed discussion about the Company significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in Company’s 2019 Form 10-K. During the three months ended June 30, 2020, there were no significant changes made to the Company’s significant accounting policies.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. ASU 2016-13 will be effective on January 1, 2023. We are currently evaluating the effect of the adoption of ASU 2016-13 and believe it does not have any material impact on our results of operations or financial.

In August 2020, the FASB issued Accounting Standards Update No. 2020-06 (ASU 2020-06) “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. For public business entities that are not smaller reporting companies, ASU 2020-6 effective fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We are currently evaluating the effect of the adoption of ASU 2020-06 and believe it does not have any material impact on our results of operations or financial.

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

4. LOAN RECEIVABLES

As of June 30, 2020, the balance of loan receivables was $0.21 million, which was from Shenzhen Tiantian Haodian Technology Co., Ltd. (“Tiantian Haodian”) On June 28, 2020, Guangchengji, a wholly owned subsidiary of Future FinTech (Hong Kong) Limited, entered into a “Loan Agreement” with Tiantian Haodian. Pursuant to the Loan Agreement, Guangchengji agrees to lend cash up to but not greater than $5 million with Tiantian Haodian at the annual interest rate of 10% from June 28, 2020 to June 27, 2021. The interest is paid quarterly. There is no collateral or guarantee provided by Tiantian Haodian.

5. RELATED PARTY TRANSACTION

The Company did not have any sales to related parties for the six months ended June 30, 2020 and June 30, 2019, respectively.

The amount due to the related parties was $1.60 million as of June 30, 2020, which consisted of the followings:

Name of Related Party from Whom Amounts were Received	Amount (US$)	Relationship	Note
Shanchun Huang	416,496	Chief Executive Officer of the Company	Loan payable
Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. (“Fullmart”)	7,063	Shaanxi Fullmart Commercial Holding (Xi’an) Co., Ltd. was 100% owned by Xiu Jun Wang, the ex-wife of Yongke Xue, the Chairman of the Company. Shaanxi Fullmart Commercial Holding (Xi’an) Co., Ltd. holds 16.67% equity of Fullmart.	Accounts payables
Shaanxi Fullmart Convenient Chain Supermarket Management Co., Ltd. (“Fullmar Management”)	134,190	83.33% of the equity share of Fullmart management is owned by Shaanxi Fullmart Commercial Holding (Xi’an) Co., Ltd., which is owned 100% by Xiu Jun Wang, the ex-wife of Yongke Xue, the Chairman of the Company.	Accounts payables
Kai Xu	20,484	Chief Operating Officer of the Company	Payable to employee
InUnion Chain Ltd. (“INU”)	288,695	The Company is the 10% equity shareholder of INU	Accounts payables
Zhi Yan	58,707	Chief Technology Officer of the Company	Payable to employee
Jing chen	4,706	Chief Financial Officer of the Company	Payable to employee
Zeyao Xue	305,725	Son of the Chairman of the Company and a major shareholder of the Company of the Company	Loan payable
Shenzen TianShunDa Equity Investment Fund Management Co., Ltd. (the “TSD”)	310,610	TSD holds 26.36% of the equity interest of SkyPoeple (China), a subsidiary of the Company, which was sold to New Continent International Co., Ltd. on February 27, 2020.	Accounts payables
Weicheng Pan	56,501	Legal representative of GuangChengJi (Shanghai) Co., Ltd., a subsidiary of Future Fintech (Hong Kong) Limited	Loan payable

The amount due from the related parties was $3.09 million as of June 30, 2020, which consisted of the followings:

Name of Related Party to Whom the Amounts were Paid	Amount (US$)	Relationship	Note
Shaanxi Chunlv Ecological Agriculture Co., Ltd.	2,999,780	Holds 20.0% interest in CCM logistics	Including creditor’s rights of Shaanxi Youyi Co., Ltd of $3.24 million, which is partially offset by $0.24 million payable to the Company
Shaanxi Fullmart Commercial Holdings (Xi’an) Co., Ltd.	23,024	Shaanxi Fullmart Commercial Holding (Xi’an) Co., Ltd. was 100% owned by Xiu Jun Wang, the ex-wife of Yongke Xue, the Chairman of the Company.	Service fee due
Shaanxi Quangou Convenient Island Co., Ltd.	23,470	Fullmart holds 33.33% its equity	Interest free loan*
Yongke Xue	42,337	Chairman of the Company	Interest free loan*

*	The interest free loans have been approved by the Company’s Audit Committee.

6. INTANGIBLE ASSETS

On May 1, 2020, the Company launched CCM v3.0, which creates a new value cycle system of online shopping malls with a real-name blockchain system. After the launch of CCM v3.0, the Company reclassified this prepaid asset into intangible assets in the second quarter of 2020, which will be amortized over 10 years.

Also included in the intangible assets is land use right. The government of the PRC, its agencies and collectives hold all land ownership. Companies or individuals are authorized to use the land only through land usage rights granted by the PRC government. Land usage rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Accordingly, the Company paid in advance for land usage rights. Prepaid land usage rights are being amortized and recorded as lease expenses using the straight-line method over the terms of the leases, which range from 40 to 50 years. The amortization expense was $0.09 million and $0.59 million for the six months ended June 30, 2020.

The following table sets intangible assets of the Company as of June 30, 2020 and December 31, 2019, respectively.

	CCM		Land Use Right
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
Cost	$1,878,664	$43,004	$5,761,692	$5,847,008
Less: Accumulated amortization	(34,843)	(2,114)	(624,183)	(574,992)
Balance as of June 30, 2020	$1,843,821	40,890	$5,137,509	$5,272,016

The following table summarizes the expected amortization expense for the following years (in thousands):

Amortization to be
Year ending December 31,	recognized

2020 (excluding the six months ended March 31, 2020)	$151
2021	303
2022	303
2023	303
2024	303
2025 and thereafter	5,618
Total	$6,981

7. LONG TERM INVESTMENT

On June 22, 2018, Digipay Fintech Limited (“Digipay”), a wholly-owned subsidiary of the Company acquired 10% ownership interest in InUnion Chain Ltd. (“InUnion”) for an aggregate purchase price of $15 million (the “Purchase Price”) pursuant to a Shares Transfer and IUN Digital Assets Investment Agreement signed with Lake Chenliu, who are the sole owner of InUnion (the “Seller”). The Company issued 5 million of its Common Stock to the Seller on October 19, 2018.

Upon acquiring the InUnion Shares, Digipay have access to, and the use of, certain software, technology and related intellectual property of InUnion without further payment. Digipay also have the right to designate a director nominee to the board of directors of InUnion.

As of December 31, 2019, management assessed the value of the above investment, and recorded an impairment loss of $2.5 million. As of June 30, 2020, the balance of this long-term investment was $12.25 million.

8. COMMON STOCKS ISSUED

On May 13, 2019, the Company issued 500,000 of its Common Stock to two employees granted in December 2018 by the Compensation Committee of the Board pursuant to the Company’s 2017 Omnibus Equity Plan (the “Plan”). On June 5, 2019, the Company issued 150,000 shares of its Common Stock to three employees granted in December 2018 by the Compensation Committee of the Board pursuant to the Plan.

Common stocks issued in connection with the convertible notes

On January 6, 2020, the Company entered into the Eighth Exchange Agreement (the “Eighth Exchange Agreement”) with Iliad Research and Trading, L.P., a Utah limited partnership (the “Lender”). Pursuant to the Eighth Exchange Agreement, the Company and Lender agreed to partition a new Secured Convertible Promissory Note in the original principal amount of $145,000 (the “Eighth Partitioned Note”) from a Secured Convertible Promissory Note (the “Note”) issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Partitioned Note. The Company and Lender further agreed to exchange the Eighth Partitioned Note for the delivery of 193,333 shares of the Company’s Common Stock, according to the terms and conditions of the Exchange Agreement.

On January 15, 2020, the Company entered into the Ninth Exchange Agreement (the “Ninth Exchange Agreement”) with the Lender. Pursuant to the Exchange Agreement, the Company and Lender agreed to partition a new Secured Convertible Promissory Note in the original principal amount of $140,000 (the “Ninth Partitioned Note”) from the Note issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Ninth Partitioned Note. The Company and Lender further agreed to exchange the Partitioned Note for the delivery of 186,666 shares of the Company’s Common Stock, according to the terms and conditions of the Exchange Agreement.

On March 11, 2020, the Company entered into the Tenth Exchange Agreement (the “Tenth Exchange Agreement”) with the Lender.

Pursuant to the Tenth Exchange Agreement, the Company and Lender agreed to partition a new Secured Convertible Promissory Note in the original principal amount of $150,000 (the “Tenth Partitioned Note”) from the Note issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Partitioned Note. The Company and Lender further agreed to exchange the Partitioned Note for the delivery of 200,000 shares of the Company’s Common Stock, according to the terms and conditions of the Exchange Agreement.

On April 17, 2020, the Company entered into the Eleventh Exchange Agreement (the “Eleventh Exchange Agreement”) with Iliad Research and Trading, L.P., a Utah limited partnership (the “Lender”).

Pursuant to Eleventh Exchange Agreement, the Company and Lender agreed to partition a new Secured Convertible Promissory Note in the original principal amount of $153,750 (the “Eleventh Partitioned Note”) from a Secured Convertible Promissory Note (the “Note”) issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Eleventh Partitioned Note. The Company and Lender further agreed to exchange the Eleventh Partitioned Note for the delivery of 205,000 shares of the Company’s Common Stock, according to the terms and conditions of the Eleventh Exchange Agreement.

On June 10, 2020, the Company entered into the Twelfth Exchange Agreement (the “Twelfth Exchange Agreement”) with the Lender.

Pursuant to the Twelfth Exchange Agreement, the Company and Lender agreed to partition a new Secured Convertible Promissory Note in the original principal amount of $111,486 (the “Twelfth Partitioned Note”) from the Note issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Partitioned Note. The Company and Lender further agreed to exchange the Twelfth Partitioned Note for the delivery of 148,648 shares of the Company’s Common Stock, according to the terms and conditions of the Twelfth Exchange Agreement.

Consulting Service Agreement

On January 25, 2020, the Company entered into a Consulting Service Agreement (the “Agreement”) with Dragon Investment Holding Limited (Malta) (the “Consultant”), a company incorporated in Malta, pursuant to which Consultant will: (i) help the Company to locate new merger projects globally, develop new merger strategy and provide the Company with at least five (5) merger and acquisition targets that have synergy with the Company’s business and development plans and could clearly contribute to the Company’s strategic goals each year; (ii) help the Company to map out new growth strategies in addition to its current business; (iii) work with the Company to explore new lines of business and associated growth strategies; and (iv) conduct market research and evaluating variable projects and providing feasibility studies per Company’s request from time to time. The term of the Agreement is three years. In consideration of the services to be provided by Consultant to the Company, the Company agrees to pay the Consultant a three-year consulting fee totaling $3 million. The Company shall issue a total of 3,750,000 restricted shares of the Company Common Stock (the “Consultant Shares”) at a price of $0.794 per share, (the closing price of the Agreement date), as the payment for the above mentioned consultant fee to the Consultant. On February 23, 2020, The Company issued the Consultant Shares pursuant to the Agreement, of which 1,500,000 shares were released to the Consultant immediately, 1,125,000 and 1,125,000 shares, respectively, will be held by the Company and released to the Consultant on January 25, 2021 and January 25, 2022 if this Agreement has not been terminated and there has been no breach of the Agreement by the Consultant at such time. If the second and/or third release of the shares mentioned above does not occur, such shares shall be returned to the Company as treasury shares. The shares contemplated in the Agreement were issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. For the six months ended June 30, 2020, the Company recorded stock related compensation of $1.19 million, based on the stock closing price of $0.794 on the Agreement date, for the 1,500,000 shares which were released to the Consultant immediately upon issuance. The Company will recognize stock related compensation of $1.79 million for the 2,250,000 shares in the future when they are released to the Consultant pursuant to the Agreement.

9. DISCONTINUED OPERATIONS

HeDeTang HK

On September 18, 2019, HeDeTang HK entered into a Share Transfer Agreement (the “Agreement”) with New Continent International Co., Ltd., (the “Buyer”) a company incorporated in the British Virgin Islands. Pursuant to the terms of the Agreement, the Buyer purchased 100% ownership of HeDeTang HK, which value is primarily derived from HeDeTang HK’s wholly-owned subsidiary HeDeJiaChuan Holdings Co., Ltd. and 73.41% owned subsidiary SkyPeople Juice Group Co., Ltd., for a total price of RMB 600,000 (approximately $85,714) (the “Sale Transaction”). The Sale Transaction was closed on February 27, 2020. In accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), the Company presented the operation results from HeDeTang HK’s and subsidiaries as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operations of the discontinued component. The total assets of HeDeTang HK were $106.85 million as of February 27, 2020 and the total liabilities of HeDeTang HK were $231.21 million as of February 27, 2020, resulting in a gain on disposal of $123.69 million. There was no income or loss from HeDeTang HK from January 1, 2020 to the sale.

Huludao Wonder

The discontinued operation presented in the financial statement for the period ended June 30, 2019 includes Huludao Wonder operation, a subsidiary which produces concentrated apple juice. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with ASC 205-20, the Company presented the operating results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Huludao in December 2016, and ceased the depreciation of the property in accordance with ASC 205-20. In accordance with the restructuring plan, the Company intended to transfer the concentrated fruit juice production equipment in Huludao Wonder to another subsidiary and to sell the land use right and facilities upon favorable circumstances. On February 27, 2020 pursuant to a Share Transfer Agreement entered into by HeDeTang HKand New Continent International Co., Ltd. on September 18, 2019, the ownership of Huludao Wonder was transferred as a subsidiary of HeDeTang HK to New Continent International Co., Ltd.

On March 11, 2020, the Company’s Board of Directors passed a resolution to sell the operation of Globalkey Supply Chain limited and Zhonglian Hengxin Assets Management Co., Ltd (“Zhonglian Hengxin”) and close the operation of Digital Online Marketing Limited, Future Digital Fintech (Xi’an) Co., Ltd., SkyPeople Foods Holding Ltd. and Chain Future Digital Tech (Beijing) Co., Ltd. Based on the disposal plan and in accordance with ASC 205-20, the Company presented the operating results from these operations as a discontinued operation.

10. VARIABLE INTEREST ENTITIES

On July 31, 2019, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited (“CCM Tianjin”), Chain Cloud Mall E-commerce (Tianjin) Co., Ltd., (“E-commerce Tianjin”), and Mr. Zeyao Xue and Mr. Kai Xu, citizens of China and shareholders of E-commerce Tianjin, entered into the following agreements, or collectively, the “Variable Interest Entity Agreements” or “VIE Agreements,” pursuant to which CCM Tianjin has contractual rights to control and operate the business of E-commerce Tianjin (the “VIE”). Therefore, pursuant to ASC 810, E-Commerce Tianjin is included in the Company’s condensed consolidated financial statements since then.

Pursuant to Chinese law and regulations, a foreign owned enterprise cannot apply for and hold a license for operation of certain e-commerce businesses, and the category of business which the Company plans to expand in China. CCM Tianjin is an indirectly wholly foreign owned enterprise of the Company. In order to comply with Chinese law and regulations, CCM Tianjin agreed to provide E-commerce Tianjin an Exclusive Operation and Use Rights Authorization to operate and use the Chain Cloud Mall System owned by CCM Tianjin.

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

11. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables were $2.66 million and $2.57 million as of June 30, 2020 and December 31, 2019, respectively, which consisted of the followings:

	June 30, 2020	December 31, 2019
Construction expenses payable	$610,691	$619,734
Acquisition of Intangibles	308,080	15,374
Legal fee and other professionals	332,587	382,781
Wages and employee reimbursement	571,332	597,140
Suppliers	284,219	388,940
Accrued interest	85,600	85,600
Accrued tax payable	124,311	134,668
Others	345,124	350,234
Total	$2,661,944	$2,574,471

12. LOAN PAYABLE

As of June 30, 2020, loan payable were $2.25 million, which consisted of the loan payable of $1.84 million to Shaanxi Zhongcai Pawn Co., Ltd., loan payable of $0.20 million to Shaanxi Entai Bio-Technology Co., Ltd and loan payable $0.21 million to Shenzhen Wangjv Trading Co., Ltd.

Hedetang Farm Product Trading Market (Mei County) Co., Ltd. (“Hedetang Market”), a subsidiary of GlobalKey Tianjin, entered into a loan agreement with Shaanxi Zhongcai Pawn Co., Ltd. ("Zhongcai") in February 2015. Pursuant to the loan agreement, Hedetang Market borrowed $1.84 million from Zhongcai at the monthly interest rate of 0.4%. Hedetang Market provided its land use right as a as a pledge for the loan. Hedetang Market did not return the principal and interest on time pursuant to the loan agreement. Zhongcai filed an enforcement request with Xi’an Intermediate People’s Court in July 2015. In August 2017, the Intermediate Court of Xi’an issued a verdict to seize the pledged land use rights of Hedetang Market for auction. As of the date of this report, the auction sale was successful.  The Company recorded the unpaid amount of $1.84 million as loan payable.

The loan from Shaanxi Entai Bio-Technology Co., Ltd of $0.20 million was an interest free loan and there is not assets pledged for this loan.

On June 15, 2020, the Company entered into a loan agreement with Shenzhen Wangjv Trading Co., Ltd. Pursuant to the loan agreement, the Company borrowed $0.21 million from Shenzhen Wangjv Trading Co., Ltd. at the annual interest rate of 8% for the use of working capital for a year.

13. ADVANCES FROM ISSUANCE OF COMMON STOCK

On June 16, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Qun Xie  (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser in a private placement 500,000 shares (the “Shares”) of the Company’s Common Stock, purchase price of $1.00 per share for an aggregate offering price of $500,000 (the “Private Placement”). The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. On June 30, 2020, Qun Xie paid $500,000, and the Company recorded $500,000 as advances from issuance of the Common Stock in current liability. On August 7, the Company issued 500,000 Shares pursuant to this Agreement.

14. COMMITMENTS AND CONTINGENCIES

Litigation

Legal case with Beijing Bank

On June 29, 2015, SkyPeople China entered into a loan agreement with Beijing Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 30 million (approximately $4.36 million) from Beijing Bank. Hongke Xue, Yongke Xue and Xiujun Wang provided guarantees for the loan and Shaanxi Boai Medical Technology Development Co., Ltd. (“Shaanxi Boai”) provided certain real estate property as a pledge for the loan. SkyPeople China did not repay the loan on time and Beijing Bank filed an enforcement request with Xi’an Intermediate People’s Court in June 2017. The Xi’an Intermediate People’s Court seized real estate properties pledged by Shaanxi Boai and Xiujun Wang. In November 2018, the Court sold the real estate property pledged by Xiujun Wang at RMB 1.17 million (approximately $0.17 million). Because the real estate property is Xiujun Wang’s primary home, the Court allocated RMB 0.12 million to Xiujun Wang as transition home leasing fee and deducted outstanding mortgage payments, and the remaining amount was delivered to the Beijing Bank as the repayment. The Court has also made inquiries to the Beijing Bank as to whether it is willing to accept the pledged real estate property of Shaanxi Boai as the repayment of the outstanding loan for the amount of RMB 27.93 million (approximately $4.06 million) but Beijing Bank has refused to take the real property as repayment of the loan and the enforcement action has been terminated by the Court on December 18, 2018. As of June 30, 2020, SkyPeople China still owe the unpaid amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Ningxia Bank

On March 8, 2016, SkyPeople China entered into a loan agreement with Ningxia Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 25 million (approximately $3.63 million) from Ningxia Bank. Hongke Xue, Yongke Xue, Lake Chen, Shaanxi Boai Medical Technology Development Co., Ltd. and Shaanxi Qiyiwangguo provided guarantees for the loan. SkyPeople China also pledged 37 pieces of equipment and the related trademarks to Ningxia Bank for the loan. SkyPeople China has not repaid the loan and Ningxia Bank filed an enforcement action with Xi’an Intermediate people’s court in August 2017. The Court has frozen the assets of SkyPeople China that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by SkyPeople China for its business. In July 2018, Shaanxi Qiyiwangguo filed a petition to the Court and requested the termination of the enforcement action on the basis that its guarantee of the loan was not valid because the seal used on the guarantee agreement was not authentic and the guarantee was not approved by the shareholders of Shaanxi Qiyiwangguo. On November 27, 2018, Shaanxi Qiyiwangguo withdrew its petition. The Court agreed to such withdrawal and there has been on other progress of this case. As of June 30, 2020, SkyPeople China still owe the unpaid amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.  The creditors have no recourse to the current Company.

Legal case with China Construction Bank

On December 23, 2015, SkyPeople China entered into two loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 13.90 million (approximately $2.13 million), and RMB 30 million (approximately $4.59 million) from China Construction Bank, respectively. Shaanxi Boai Medical Technology Development Co., Ltd. (“Boai”), Hongke Xue, Yongke Xue, Xiujun Wang and Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) provided pledges for the loans. SkyPeople China has not repaid the loans and China Construction Bank filed an enforcement action with Xi’an Intermediate People’s Court in March 2017. In December 2017, SkyPeople China received the enforcement notice from the Court. The Court has seized certain parking space and land use rights pledged by Xiujun Wang and Boai and sold the land use right pledged by Boai in auction for approximately RMB 24,835,790 as repayment to China Construction Bank. The Court also seized certain land use rights pledged by Yingkou Trusty Fruits Co., Ltd., but the auction sale for those assets was not successful. As of June 30, 2020, SkyPeople China still owe the unpaid amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.  The creditors have no recourse to the current Company.

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

Upon the Court’s suggestion, the parties agreed to a settlement discussion in April 2017. As a part of the settlement discussion, on April 18, 2017, SkyPeople China withdrew its non-enforcement request with the Court without prejudice. As of June 30, 2020, SkyPeople China still have liability of $5.8 million related with these two enforcement proceedings. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Cinda Capital Financing Co., Ltd.

In August 2017, Cinda Capital Financing Co., Ltd. (“Cinda”) filed a lawsuit with Beijing 2nd Intermediate People’s Court (the “Beijing Intermediate Court”) against the Company’s indirectly wholly-owned subsidiaries Shaanxi Guoweimei Kiwi Deep Processing Company, Ltd. (“Guoweimei”) and Hedetang Market (Hedetang Market and together with Guoweimei, “Lessees”) requested that Lessees repay RMB 50 million (approximately $7.27 million) in capital lease fees, plus interest. Cinda purchased or paid for refrigerant warehouse and trading hall to the suppliers and vendors and agreed to lease them to the Lessees for a leasing fee of RMB 50 million in December 2016. The capital leasing fee became due on its maturity date of June 2017, with certain land use rights of Lessees in Mei County and equity of Guoweimei as a pledge. The Company disputed that the land use rights for the refrigerant warehouse and trading hall were never sold to or transferred to Cinda, and argues that therefore it is a loan agreement and not a capital lease agreement among the parties. Lessees have taken the position that Cinda is not a bank and does not have government permits required to make loans in China, and the agreements including pledge agreement were invalid, void and without legal effect from the beginning. Therefore, the Company only has the obligations to repay principal but not the interest. In November 2017, Beijing Intermediate Court ruled in favor of Cinda and the Lessees appealed the case to the Beijing Supreme Court. The Beijing Supreme Court held a hearing at the end of July 2018. On December 4, 2018, the Beijing Supreme Court upheld the lower court’s decision. On April 8, 2019, Beijing Intermediate Court issued the verdict for enforcement of the judgment and the plaintiff has the priority rights for the repayment for the pledged land use rights of Lessees in Mei County and equity of Guoweimei. The case is under enforcement procedure and Cinda is in the process of sale the land use rights. Before the land use right is sold, the subsidiaries of SkyPeople China still owns the seized properties and the liabilities to Cinda. As of June 30, 2020, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

In August 2017, Cinda Capital Financing Co., Ltd. (“Cinda”) filed another lawsuit with Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Guoweimei and SkyPeople China for repayment of a leasing fee of RMB 84.97 million (approximately $12.35 million) plus interest. In January 2014, Guoweimei and SkyPeople China (the “Equipment Lessees”) signed an Equipment Financial Lease Purchase Agreement with Cinda and an equipment supplier pursuant to which Cinda would provide funds to purchase equipment and the Equipment Lessees would lease the equipment from Cinda. Guoweimei pledged certain land use rights in Mei County to Cinda and Xi’an Hedetang and Hedetang Holding pledged their equities in Guoweimei to Cinda to secure the repayment. Mr. Hongke Xue also provided a personal guarantee for the payment of the leasing fee. Beijing Intermediate Court had two hearings of the case and on March 21, 2018, and it ruled in favor of Cinda to the effect that SkyPeople China and Guoweimei shall pay leasing fees due in the amount of RMB 21.00 million (approximately $3.05 million), as well as leasing fees not yet due in the amount of RMB 63.98 million (approximately $9.30 million), plus attorney’s fees and expenses. Beijing Intermediate Court also ruled that Mr. Hongke Xue is jointly liable for the debt as the guarantor, and that Cinda has priority rights to the pledged land use rights in Mei County and the pledged equities of Guoweimei as well as the ownership of the leasing properties until the leasing fees are paid. SkyPeople China has appealed the decision to the Beijing Supreme Court. The Beijing Supreme Court rejected the appeal and upheld the original verdict on September 7, 2018. The case is under enforcement procedure and Cinda is in the process of sale the seized properties. Before they are sold, the subsidiaries of SkyPeople China still owns the seized properties and the liabilities to Cinda. As of June 30, 2020, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Shaanxi Fangtian Decoration Co., Ltd

In April 2015, SkyPeople China entered into a loan agreement with Shaanxi Fangtian Decoration Co., Ltd. (“Fangtian”). Pursuant to the loan agreement, SkyPeople China borrowed RMB 3.5 million (approximately $508,780) from Fangtian. SkyPeople China has not repaid the loan and Fangtian filed a lawsuit with Xi’an Yanta District People’s Court (“Yanta District Court”). On August 10, 2017, Yanta District Court ruled against SkyPeople China and determined that SkyPeople China must repay the loan of RMB 3.5 million plus interest RMB of 0.40 million (approximately $585,098). Fangtian has requested court enter into enforcement procedures for the case. As of June 30, 2020, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

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

Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd (“Guoweimei”), entered into a construction agreement with Shaanxi Fangyuan construction co., Ltd. (“Fangyuan”) in July 2013. On October 8, 2018, Fangyuan filed a lawsuit and requested that Guoweimei pay a project construction fee plus penalty of RMB 56.32 million (approximately $8.22 million). On June 10, 2019, Baoji Intermediate People’s Court issued a verdict that Guoweimei must pay RMB 41.58 million (approximately $6.07 million) plus penalty to Fangyuan, and Fangyuan will enjoy preferential right for the projects in processing zone of National Wholesale and Trading Center in Mei County for Kiwi Fruits developed by Guoweimei. As of June 30, 2020, Guoweimei has not repaid the amount. Guoweimei was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Shaanxi Zhongkun Construction Co., Ltd.

In May 2015, Hedetang Market and Shaanxi Zhongkun Construction Co., Ltd. (“Zhongkun”) entered into a construction and decoration agreement. On September 5, 2018, Zhongkun filed the lawsuit with Mei County People’s Court (the “Court”) for repayment of construction and decoration fees. The Court issued a civil judgement in November 2018, ordering Hedetang Market to pay project funds of RMB 1.65 million (approximately $0.24 million) to Zhongkun, plus interest. On April 19, 2020, the Court issued a verdict to terminate the enforcement because assets of Hedetang Market had already been seized by Xi’an Yanta District People’s Court and Baoji Intermediate People’s Court, and there were no other assets for enforcement. Currently the Company is still liable for the unpaid amount and the interest.

Legal case with Xi’an Shanmei Food Co., Ltd.

On October 31, 2017, Xi’an Shanmei Food Co., Ltd. filed a lawsuit against Shaanxi Qiyiwangguo, a majority-owned subsidiary of the Company, with Zhouzhi County People’s Court in connection with a Land Lease Agreement entered into by the parties on October 1, 2013. On March 2, 2018, Zhouzhi County People’s Court issued a verdict that: (i) the Land Lease Agreement was thereby terminated; (ii) Shaanxi Qiyiwangguo shall pay Xi’an Shanmei the outstanding leasing fee RMB 0.21 million (approximately $30,762) and (iii) Shaanxi Qiyiwangguo shall return the 29.3 mu industrial use land to Xi’an Shanmei. Shaanxi Qiyiwangguo has appealed the decision to the Xi’an Intermediate People’s Court on the basis that: (x) the land use right was a capital contribution by Xi’an Shanmei for a shareholder of Shaanxi Qiyiwangguo who is also the sole shareholder of Xi’an Shanmei and the Land Lease Agreement was invalid and has no legal effect; (y) Zhouzhi Court did not schedule the hearing for the count claims filed by Shaanxi Qiyiwangguo; and (z) Zhouzhi Court violated certain civil procedures during the trial of the case. Due to the late notice to Zhouzhi Court, the case file was not timely transferred to Xi’an Intermediate Court and no appeal hearing was scheduled. Zhouzhi Court has issued verdict for enforcement procedure and Qiyiwangguo has filed petition of disagreement for the enforcement which is still under Zhouzhi Court’s review. On January 23, 2019, the Court rejected the petition of disagreement and the case has been under enforcement procedure. As of June 30, 2020, Shaanxi Qiyiwanggu has not repaid the amount. Shaanxi Qiyiwanggu was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

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

Legal case with Henan Huaxing Glass Co., Ltd.

Shaanxi Qiyiwangguo entered into an agreement with Henan Huaxing Glass Co., Ltd. (“Huaxing”) in May 2014 for Huaxing to supply glass bottles to Shaanxi Qiyiwangguo. However, due to the disputes regarding the quality of products supplied by Huaxing, Shaanxi Qiyiwangguo did not pay the prices for certain glass bottles. In August 2017, Huaxing filed a lawsuit and the court ruled that Shaanxi Qiyiwangguo owed Huaxing RMB 203,742 (approximately $29,743) in July 2018. During the enforcement process, the parties reached a settlement agreement but Shaanxi Qiyiwangguo failed to pay the amount due and now the case is still in the court enforcement process. As of June 30, 2020, Shaanxi Qiyiwanggu has not repaid the amount. Shaanxi Qiyiwanggu was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Huludao Banking Co., Ltd.

In September 2016, the Suizhong Branch of Huludao Banking Co., Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Huludao Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay a RMB 40 million (approximately $5.81 million) bank loan, plus interest. The loan became due on its maturity date of December 9, 2016. On December 19, 2016, the Huludao Court accepted the case. The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date. Wonder Fruit believes that the interest charged by Suizhong Branch is 100% higher than the base rate set by People’s Bank of China and is not consistent with the China People’s Bank’s base interest and floating rate. The Huludao Court has seized land use rights, buildings and equipment of Wonder Fruit that were pledged as guarantee for the loan and has organized two auction sales for these assets in January and February of 2018, but both auction sales have been unsuccessful in finding a buyer. On July 19, 2018, the Court issued a verdict ordering Huludao Wonder to transfer its land use rights, building, equipment, electronic and transportation assets to Zuizhong Branch as payment of the outstanding principal, auction and evaluation fees and some interest of the loan for RMB 42.64 million (approximately $6.22 million). As of June 30, 2020, there was RMB 11.95 million (approximately $1.74 million) in interest on the loan unpaid. Huludao Wonder was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

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

Legal case with Luwei

In 2018, Mr. Luwei, an individual, filed a claim for arbitration against SkyPeople China in Xi’an Arbitration Commission for breach of contract pursuant to a new share purchase agreement and a share redemption agreement. On April 11, 2019, Xi’an Arbitration Commission made its decision and ordered SkyPeople China to repay RMB 3 million investment to Luwei. Mr. Luwei applied with Intermediate Court of Xi’an (the “Court”) for enforcement of the arbitration award which process was terminated by the Court due to no assets for enforcement. As of June 30, 2020, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Shaanxi Overseas Investment Development Corp.

In November 2019, Shaanxi Overseas Investment Development Corp (“Shaanxi Overseas Investment”) filed a lawsuit against SkyPeople China, Hongke Xue and Shenzhen Tian Shun Da Equity Investment Fund Management Co., Ltd. (“Shenzhen Tian Shun Da”) pursuant to an investment agreement entered in March 2016. According to the agreement, Shaanxi Overseas Investment agreed to invest RMB 5 million for the preferred shares of SkyPeople China with an annual interest rate of 2.38%. Shenzhen Tian Shun Da pledged 1.17% of the shares SkyPeople China that it owned and Hongke Xue provided guarantee for the performance of agreement by SkyPeople China. SkyPeople China failed to make the interests payment and Shaanxi Overseas Investment filed the lawsuit for breach of agreement. On December 26, 2019, Yanta District Court of Xi’an City (the “Court”) ordered SkyPeople China to pay Shaanxi Overseas Investment the preferred share redemption amount of RMB 5 million plus penalty which is calculated based upon the RMB 5 million at a rate of 24% a year. The Court also ruled that Shaanxi Overseas Investment may sell the pledged shares owned by Shenzhen Tianshun Da as the repayment for SkyPeople China and Hongkong Xue shall also assume the repayment obligation as guarantor. As of June 30, 2020, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Shaanxi Wanyuan Construction Co., Ltd.

In July 2019, Shaanxi Wanyuan Construction Co., Ltd. (“Wanyuan) filed a lawsuit with Shaanxi Baoji Municipal Intermediate People’s Court (the “Baoji Court”) against Guoweimei for repayment of construction and decoration costs of RMB 55.07 million pursuant to a Construction and Decoration Agreement entered by the parties in May 2017. In July 2019, the Baoji Court ordered Guoweimei to pay construction and decoration costs of RMB55.07 million to Wanyuan, plus interest. As of June 30, 2020, Guoweimei has not repaid the amount. Guoweimei was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

15. RISKS AND UNCERTAINTIES

Impact of COVID 19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world. Substantially all of our revenues are generated in China. The Company’s results of operations has affected by the outbreak of COVID-19 in China.  In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China, which has adversely affected the Company’s business and services and results of operations. Our suppliers have negatively been affected, and could continue to be negatively affected in their ability to supply and ship products to our customers. Our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase products and services from us, which may materially adversely impact our revenue. The business operations of the third parties’ stores on our platform have been and could continue to be negatively impacted by the outbreak, which may negatively impact their operations and business, which may in turn adversely affect the business of our platform as a whole as well as our financial condition and operating results. Some of our customers, contractors, suppliers and other business partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions, Further, as we do not have access to a revolving credit facility, there can be no assurance that we would be able to secure commercial debt financing in the future in the event that we require additional capital.

The Company’s promotion strategy of the CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences. Although China has already begun to recover from the outbreak of COVID-19,  the Chinese government still put a restriction on large gatherings. These restrictions made the promotion strategy for CCM Shopping Mall difficult to implement.

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

PRC Regulations

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

Currency risks

A majority of the Company’s operating transactions are denominated in RMB and a significant portion of the Company’s assets and liabilities is denominated in RMB. RMB is not freely convertible into foreign currencies. The value of the RMB is subject to changes in the central government policies and to international economic and political developments. In the PRC, certain foreign exchange transactions are required by laws to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC”). Remittances in currencies other than RMB by the Company in China must be processed through PBOC or other China foreign exchange regulatory bodies which require certain supporting documentation in order to complete the remittance.

Credit risks

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

16. SUBSEQUENT EVENTS

In July 2020, the Company entered a series of loan agreements with fourteen individuals for a total amount of $4.961 million. On August 4, 2020, the Company entered into a Debt Repayment Agreement with these individuals (the “Creditors”), pursuant to which the Company agreed to repay $4,961,000 debt owed to the Creditors in the form of shares of Common Stock of the Company for an aggregate of 2,740,883 shares at a price of $1.81 per share (the “Debt Repayment”). The Debt Repayment will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The Company issued 2,740,883 shares of its Common Stock to the Creditors on August 12, 2020.

On June 28, 2020, Guangchengji entered  into a “Loan Agreement” with Shenzhen Tiantian Haodian. (Refer to Note 4- “Loan Receivables”). Pursuant to the Loan Agreement, Guangchengji transferred $0.21 million to Guangchengji on June 29, 2020 and $4.73 million in July 2020.

On July 13, 2020, the Company and Future FinTech (Hong Kong) Limited, a wholly owned subsidiary of the Company entered into a Share Exchange Agreement with Nice Talent Asset Management Limited, a limited company organized under the laws of Hong Kong (“Nice”), which is licensed under the Security and Futures Commission of Hong Kong for assets management, and Joy Rich Enterprises Limited, a limited company organized under the laws of Hong Kong and 90% shareholder of Nice (“Joy Rich”), pursuant to which the Company agreed to acquire 90% of the issued and outstanding ordinary shares of Nice (the “Nice Shares”) from Joy Rich in exchange for the Company’s Common Stock.

Pursuant to the terms of the Share Exchange Agreement, the parties agreed: (i) the aggregate purchase price for Nice Shares shall be HK$54 million (approximately $6.97 million, the “Purchase Price”) and it shall be paid in the Company’s Common Stock; (ii) 40% of the Purchase Price HK$21.6 million (approximately $2.79 million) shall be paid in the shares of common stock of the Company based on the average closing price of the Company’s Common Stock listed on Nasdaq Stock Exchange for the ten (10) trading days prior to the date of the Agreement and the foreign exchange rate between HK$ and US$ shall be the rate published by Bloomberg on the date of the Agreement; (iii) 30% of Purchase Price shall be paid in the Company Common Stock (the “2020 Earn-Out Shares”) if Nice meets certain earnings goal for 2020 (the “2020 Earnings Goal”); (iv) the 2020 Earn-Out Shares shall be issued based upon the average closing price of the Company’s Common Stock listed on Nasdaq Stock Exchange for the ten (10) trading days prior to December 31, 2020 and the exchange rate between HK$ and US$ shall be the rate published by Bloomberg on December 31, 2020; (v) additional 30% of Purchase Price shall be paid in the shares of common stock the Company (the “2021 Earn-Out Shares”) if Nice meets certain earnings goal for 2021 (the “2021 Earnings Goal”); (vi) the 2021 Earn-Out Shares shall be issued based upon the average closing price of the Company’s Common Stock listed on Nasdaq Stock Exchange for the ten (10) trading days prior to December 31, 2021 and the exchange rate between HK$ and US$ shall be the rate published by Bloomberg on December 31, 2021; (vii) if Nice does not achieve its earnings goal for a given year, the parties agree to have forbearance clause that the amount of such year’s earn-out shares shall not be reduced for that year if Nice achieves at least sixty percent (60%) of its given year earnings goal and if Nice achieves lower than 60% earnings goal for a given year, the amount of such year’s earn-out shares shall be reduced to zero. The Company Shares will be issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On July 22, 2020, the Company established Future Commercial Management (Beijing) Co., Ltd. Its scope of business includes management and consulting services.

On July 28, 2020, the Company, entered into a Standstill Agreement with Iliad Research and Trading, L.P., a Utah limited partnership (the “Lender”).

Pursuant to the Standstill Agreement, Lender agreed to refrain and forbear temporarily from making redemptions under certain Secured Promissory Note that was sold and issued by the Company to the Lender on December 19, 2019 in the original principal amount of $1,060,000 (the “Note”). Lender agreed not to redeem any portion of the Note (the “Standstill”) for a period beginning on the date of the Agreement and ending on the date that is ninety (90) days from the date of the Agreement. As a material inducement and partial consideration for Lender’s agreement to enter into the Agreement, the Company agreed that the outstanding balance of the Note shall be increased by nine percent (9%) on the date of the Agreement (the “Standstill Fee”). The Company and Lender agreed that, following the application of the Standstill Fee, the outstanding balance of the Note is $1,209,636.

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

Overview of Our Business

Future FinTech is a holding company incorporated under the laws of the State of Florida. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology. The main business of the Company includes an online shopping platform, Chain Cloud Mall (CCM), which is based on blockchain technology; a cross-border e-commerce platform (NONOGIRL) which started its trial operation in March 2020 and formally launched in July 2020; a blockchain-based application incubator and a digital payment system (DCON); and the application and development of blockchain-based e-commerce technology and financial technology.

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

Chain Cloud Mall is an enterprise and customer interactive and comprehensive shopping and sales service platform. It is an open network promotion system with a blockchain based anti-counterfeit system including referral point and discount points issuance and settlement. The new business model creates a completely new source of data traffic for enterprises on our platform.

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

Approximately $2,853 and $286,000 was recognized as revenue from orders on sales of the Company’s own products on the platform for the six months ended June 30, 2020 and June 30, 2019, respectively.

Impact of COVID-19 on our Business

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world. COVID-19 has materially and adversely affected our business during the six months ended June 30, 2020. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China.

Substantially all of our revenues are generated in China.  In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China was closed and all of the Company’s employees worked from home from Chinese New Year at the end of January until late March 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have negatively impacted our business. Our suppliers have negatively been affected, and could continue to be negatively affected in their ability to supply and ship products to our customers. Our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase products and services from us, which may materially adversely impact our revenue. The business operations of the third parties’ stores on our platform have been and could continue to be negatively impacted by the outbreak, which may negatively impact their operations and business, which may in turn adversely affect the business of our platform as a whole as well as our financial condition and operating results. The outbreak has had and might continue to have disruption to our supply chain, logistics providers, customers or our marketing activities which could materially adversely impact our business and results of operations, including causing  our suppliers to cease manufacturing products for a period of time or materially delay delivery to us and customers, which may also lead to loss of customers, as well as reputational, competitive and business harm to us. Some of our customers, contractors, suppliers and other business partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted.

The global economy has also been materially negatively affected by the COVID-19 and there is continued severe uncertainty about the duration and intensity of its impacts. The Chinese and global growth forecast is extremely uncertain, which would seriously affect customer spending on our shopping mall.

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of the Company’s Common Stock.

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

SEC Subpoena

On February 21, 2020, the Company received a subpoena from the SEC’s Division of Enforcement requiring us to produce documents and detailed information relating to, among other things, the Company’s accounting procedures, management oversight, and the sale of HeDeTang holdings (HK) Ltd. to New Continent International Co., Ltd. The subpoena required the Company to produce all responsive documents created during, or concerning, the period January 1, 2016 to the present, unless otherwise specified.

The Company is cooperating with the SEC’s investigation and has provided responsive documents and information requested in the subpoena. In the event the Company locates additional responsive documents, we expect to produce them promptly to the SEC. We will also make officers or other employees available to be interviewed by the SEC with regard to the subject matters identified in the subpoena.

The Company is unable to predict, what action, if any, might be taken in the future by the SEC or any other governmental authority as a result of the subpoenas. There can be no assurance that the SEC will not commence an enforcement action against us or members of our management, or as to the ultimate resolution of any enforcement action that the SEC may decide to bring. Under applicable law, the SEC has the ability to impose significant sanctions on companies and individuals who are found to have violated the provisions of applicable federal securities laws, including cease and desist orders, civil money penalties, and barring individuals from serving as directors or officers of public companies. We have expended significant financial and managerial resources responding to the SEC subpoena. Defending any enforcement action brought by the SEC against us would involve further significant expenditures and the resolution of any such enforcement action could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Results of Operations

Comparison of Three Months ended June 30, 2020 and 2019:

Revenue

The following table presents our consolidated revenues for the three months ended June 30, 2020 and 2019, respectively (in thousands):

	Three months ended June 30,		Change
	2020	2019	Amount	%
CCM Shopping Mall Membership	$105	109	$(4)	(3.7)%
Sales of goods	2	148	(146)	(98.6)%
Other	7	-	7	100%
Total	$114	$257	$(143)	(55.6)%

The decrease in revenue for the three months ended June 30, 2020 was mainly due to the decrease in sales from sales of goods.

Sale of goods decreased from $148 thousand for the three months ended June 30, 2019 to $2 thousand for the three months ended June 30, 2020. The Company’s promotion strategy previously mainly relied on the training of members and distributors through meetings and conferences. Due to the outbreak of COVID-19 in 2020, the Chinese government put a restriction on large gatherings. These restrictions made the promotion strategy for CCM Shopping Mall difficult to implement. As a result, there was a decrease in the sales of good due to the lack of ability to promote the use of the CCM shopping mall through existing marketing strategies.

Revenue from CCM Shopping Mall Membership decreased slightly to $105 thousand for the three months ended June 30, 2020 from $109 thousand for the same period of last fiscal year.

In the second quarter of 2020, the Company launched CCM v3.0. With the new application, the Company charges RMB 1,000 (approximately $142) per year to the suppliers, who agree to adopt the QRO anti-counterfeiting code for their products, which they sell in CCM. CCM members that serve as agents to sell products from CCM suppliers are charged a one-time agent fee of RMB 3,820 (approximately $543) by CCM. CCM also charges commission on  the products sold on the platform, and a service fee  to the agent and merchants, who receive payments  through CCM from the money collected from the sale of goods. All the above income is classified as other income, which is $7 thousand for the six months ended June 30, 2020.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended June 30, 2020 and 2019, respectively (in thousands):

	Three months ended June 30,
	2020		2019
	Gross profit	Gross margin	Gross profit	Gross margin
CCM Shopping Mall Membership	$100	95.2%	$97	89.0%
Sales of goods	2	100%	43	29.1%
Other	2	28.6%	-	-
Total	$104	91.2%	$140	54.5%

Overall gross margin as a percentage of revenue was 91.2% for the three ended June 30, 2020, an increase of 36.7% compared to 54.5% for the same period of last fiscal year. The increase in gross margin as a percentage of revenue was mainly attributable to the increase in the revenue percentage of CCM Shopping Mall Membership relative to the total revenue. CCM Shopping Mall Membership has a higher gross margin. As a percentage of total revenue, revenue from CCM shopping mall membership was 96.2% and 69.3% for the three months ended June 30, 2020 and June 30, 2019, respectively.

In terms of dollar value, the overall gross profit for the three ended June 30, 2020 was $104 thousand, a decrease of $36 thousand, compared $140 thousand for the same period of last fiscal year. The decrease in the dollar value of overall gross margin was mainly due to the decrease in revenue from the Sales of Goods.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended June 30, 2020 and 2019, respectively: (in thousands)

	Second quarter of 2020		Second quarter of 2019
	Amount	% of revenue	Amount	% of revenue
General and administrative	$413	363.7%	$869	338.1%
Selling expenses	8	6.8%	492	191.5%
Bad debt provision	211	185.2%	-	-
Total operating expenses	$632	555.7%	$1,361	529.6%

General and administrative expenses decreased by $456 thousand, or 52.5%, from $869 thousand to $413 thousand for the three months ended June 30, 2020, compared to the same period of last fiscal year. The decrease in general and administrative expenses was mainly due to the decrease in payroll related expenses as a  result of the Company’s cost control efforts.

Selling expenses decreased by $484 thousand, or 98.4%, from $492 thousand to $8 thousand for the three months ended June 30, 2020, compared to the same period of the last fiscal year. The decrease was mainly due to a decrease in payroll related expenses for the sales staff, which now is mainly based on performance-based commission. In addition, the shipping expenses decreased as a result of a decreased in the sales volume in the second quarter of 2020.

Bad debt provision was $211 thousand for the three months ended June 30, 2020, which was mainly for the other receivables, which are more than three months past due.

Other Income (Expense), Net

Other expenses, net decreased by $20,179 to $9,963 for the three months ended June 30, 2020 from $30,135 in the same period of the last fiscal year, primarily due to an increase in exchange gains.

Income Tax

We did not have tax provision for the three months ended June 30, 2020, as the Company incurred losses in the second quarter of 2020. Income tax provision was $75 for the three months ended June 30, 2019.

Non-controlling Interests

As of June 30, 2020, Shaanxi Chunlv Ecological Agriculture Co., Ltd. holds 20.0% interest in Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited (“CCM Logistics”), CCM Logistics holds 10% interest in ) Hedetang Farm Products Trading Market (Mei County) Co., Ltd., Nature Worldwide Resources Ltd. held a 40% interest in DCON Digipay, and Shaanxi Yinlian holds 45% interest in Zhonglian Hengxin.

Loss from Continuing Operations

Loss from operations was $0.54 million for the three months ended June 30, 2020, a decrease of $0.71 million, as compared $1.25 million for the same period of the last fiscal year. The decrease was mainly due to the decrease in operating expenses, which was partially offset by a decrease in gross margin, as discussed earlier.

Loss per Share

Basic and diluted loss per share from continuing operations were $0.20 and $0.20 for the three months ended June 30, 2020, respectively, as compared to a loss of $0.03 and $0.03 for the same periods of 2019, respectively. Basic and diluted income per share attributable to discontinued operations was $0 and $0 for the three months ended June 30, 2020 respectively. Basic and diluted loss per share attributable to discontinued operations was $0.02 and $0.02 for the three months ended June 30, 2019, respectively.

Comparison of Six Months ended June 30, 2020 and 2019:

Revenue

The following table presents our consolidated revenues for the six months ended June 30, 2020 and 2019, respectively (in thousands):

	Six months ended June 30,		Change
	2020	2019	Amount	%
CCM Shopping Mall Membership	$303	$131	$172	131.3%
Sales of goods	3	286	(276)	(96.5)%
Other	8	-	-	-
Total	$314	$417	$(104)	(24.7)%

Revenue for the six months ended June 30, 2020 was $314 thousand as compared to $417 thousand for the same period in 2019, a decrease of $104 thousand million, or 24.7%. The decrease was due to a decrease in sales of goods, which was partially offset by the growth of our business section of CCM shopping mall membership.

Sale of goods decreased from $286 thousand for the six months ended June 30, 2019 to $3 thousand for the six months ended June 30, 2020. The decrease was mainly due to the negative impact of COVID-19 during this period, as the staff could not work in the office and shipments stopped. In addition, the Company is lack of ability to promote the use of the CCM shopping mall through existing marketing strategies.

As a percentage of total revenue, revenue from CCM shopping mall membership was 96.5% and 31.4% for the six months ended June 30, 2020 and June 30, 2019, respectively. The absolute amount of revenue from CCM shopping mall membership increased by $172 thousand from $131 thousand to $303 thousand for the six months ended June 30, 2020 compared to the same periods of the last fiscal year.

In the second quarter of 2020, the Company launched CCM v3.0. With the new application, the Company charges RMB 1,000 (approximately $142) per year to the supplier, who agrees to adopt the QRO anti-counterfeiting code for their products, which they sell in CCM. CCM members, who want to serve as agents to sell products from CCM suppliers, get charged a one-time agent fee of RMB 3,820 (approximately $543). CCM also charges commission on the products sold on the platform, and a service fee to the agent and suppliers, who get paid by CCM from the money collected from the sale of goods. All the above income is classified as other income, which is $8 thousand for the six months ended June 30, 2020.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the six months ended June 30, 2020 and 2019, respectively (in thousands):

	Six months ended June 30,
	2020		2019
	Gross profit	Gross margin	Gross profit	Gross margin
CCM Shopping Mall Membership	$299	98.7%	$118	90.0%
Sales of goods	2	66.7%	53	18.5%
Others	3	42.9%	-	-
Total	$304	96.8%	$171	41.0%

Overall gross margin as a percentage of revenue was 96.8% for the six months ended June 30, 2020, an increase of 55.8% compared 41.0% for the same period of last fiscal year. The increase in gross margin as a percentage of revenue was mainly attributable to the decrease in the revenue percentage of sales of goods relative to the total revenue. Sale of goods has a lower margin. As a percentage of total revenue, revenue from sales of goods was 0.7% and 31.0% for the six months ended June 30, 2020 and June 30, 2019, respectively.  In terms of dollar value, the overall gross profit for the six ended June 30, 2020 was $304 thousand, an increase of $133 thousand, compared $171 thousand for the same period of last fiscal year. The increase in the dollar value of overall gross margin was mainly due to the increase in revenue from the CCM Shopping Mall Membership.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the six months ended June 30, 2020 and 2019, respectively: (in thousands)

	First half of 2020		First half of 2019
	Amount	% of revenue	Amount	% of revenue
General and administrative	$2,333	743.8%	$1,817	435.4%
Selling expenses	20	6.5%	558	133.8%
Bad debt provision	4,414	1,407.2%	7	1.8%
Total operating expenses	$6,767	2,157.5%	$2,382	571.0%

General and administrative expenses increased by $516 thousand, or 28.4%, to $2,333 thousand for the six months ended June 30, 2020 compared to $1,817 thousand in the same period of the last fiscal year. The increase in general and administrative expenses was mainly due to stock related expenses of $1,191 thousand that the Company recorded during first quarter of 2020, for a Consulting Service Agreement that the Company entered into on January 25, 2020 with Dragon Investment Holding Limited (Malta), which was partially offset by the decrease in payroll related expenses as a result of the Company’s cost control efforts.

Selling expenses decreased by $538 thousand, or 96.4%, to $20 thousand for the six months ended June 30, 2020, compared to $558 thousand for the same period of the last fiscal year. The decrease was mainly due to a decrease in in payroll related expenses for the sales staff, which now is mainly on performance based compensation. In addition, the shipping expenses decreased as a result of a decreased in the sales volume during the six months ended June 30, 2020.

Bad debt provision was $4,414 thousand and $7 thousand for the six months ended June 30, 2020 and June 30,2019, respectively. Bad debt provision incurred during the six months ended June 30, 2020 was mainly for the other receivables from HeDeTang HK, which was sold to New Continent International Co., Ltd. during the first quarter of 2020.

Other Income (Expense), Net

Other expenses, net increased by $0.45 million to $0.56 million for the six months ended June 30, 2020 from $0.11 million in the same period of the last fiscal year, primarily due to currency exchange loss related with the sale of HeDeTang HK.

Income Tax

We did not have tax provision for the six months ended June 30, 2020, as the Company suffered losses in this period. Provision for income taxes were $75 for the six months ended June 30, 2019.

Non-controlling Interests

As of June 30, 2020, Shaanxi Chunlv Ecological Agriculture Co., Ltd. holds 20.0% interest in Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited (“CCM Logistics”), CCM Logistics holds 10% interest in Hedetang Farm Products Trading Market (Mei County) Co., Ltd., Nature Worldwide Resources Ltd. held a 40% interest in DCON Digipay, and Shaanxi Yinlian holds 45% interest in Zhonglian Hengxin.

Loss from Continuing Operations

Loss from continuing operations increased by $4.70 million from $2.32 million for the six months ended June 30, 2019 to $7.02 million for the same period of 2020 mainly due to an increase in stock related expenses and bad debt expenses, as discussed previously.

Gain on disposal of discontinued operations

Gain on disposal of discontinued operation was $123.69 million for the three months ended June 30, 2020, which was related with sale of HeDeTang HK to New Continent International Co., Ltd. during the first quarter of 2020. The total assets of HeDeTang HK were $106.85 million as of February 27, 2020 and the total liabilities of HeDeTang HK were $231.21 million as of February 27, 2020, resulting in a gain on disposal of $123.69 million. There was no income or loss from HeDeTang HK from January 1, 2020 to the sale.

Loss per Share

Basic and diluted loss per share from continuing operations were $0.20 and $0.19 for the six months ended June 30, 2020, respectively, as compared to a loss of $0.05 and $0.05 for the same periods of 2019, respectively. Basic and diluted income per share attributable to discontinued operations was $3.45 and $3.39 for the six months ended June 30, 2020 respectively. Basic and diluted loss per share attributable to discontinued operations was $0.04 and $0.04 for the six months ended June 30, 2019 respectively.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $0.58 million, as compared to $0.54 million as of December 31, 2019.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was negative $6.02 million, as of June 30, 2020, an increase of $89.70 million from working capital of negative $89.72 million as of June 30, 2019, mainly due to a decrease in current liabilities.

Net cash used in operating activities increased by $1.66 million to $1.41million for the six months ended June 30, 2020 from a cash inflow of $0.25 million for the same period of the last fiscal year. The increase in net cash used by operating activities was primarily due to a decrease in cash provided by the discontinued operations for six months ended June 30, 2020 as compared to the same period of last fiscal year.

Net cash used in investing activities was $0 for the six months ended June 30, 2020 and June 30, 2019, respectively.

Net cash provided in financing activities for the six months ended June 30, 2020 was $1.68 million representing an increase of $1.14 million, as compared to cash provided by financing activities of $0.54 million during the six months ended June 30, 2019. The increase in cash provided by financing activities was mainly attributable to the increase in proceeds from related party loan and payment of $0.50 million that the Company received for the issuance of the Company’s Common Stock pursuant to the Securities Purchase Agreement that the Company entered with Qun Xie on June 16, 2020.

Off-balance sheet arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal interim financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting.  Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

Changes to Internal Control over Financial Reporting

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We have engaged consultants with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP.

Other than discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As described in our Annual Report for the year ended December 31, 2019 and the footnotes of this Quarterly Report, we are party to a number of legal proceedings. There have been no material developments in those proceedings during the three months ended June 30, 2020.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Loan Agreement by and between GuangChengJi (Shanghai) Industrial Co., Ltd. and Shenzhen Wangjv Trading Co., Ltd. dated June 15, 2020.*
10.2	Loan Agreement by and between GuangChengJi (Shanghai) Industrial Co., Ltd. and Shenzhen Tiantian Haodian Technology Co., Ltd. dated June 28, 2020. *
10.3	Form of Loan Agreement by and among the GuangChengJi (Shanghai) Industrial Co., Ltd. and fourteen individuals in July 2020.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	filed herewith

+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTURE FINTECH GROUP INC.

By:	/s/ Shanchun Huang
Shanchun Huang
Chief Executive Officer
(Principal Executive Officer)

August 14, 2020

By:	/s/ Jing Chen
Jing Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 14, 2020