Form 10-K/A
period 2019-12-31
Future FinTech Group Inc.
filed 2020-11-04
CIK 1066923

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

EXPLANATORY NOTE

In response to a comment letter received from the Securities and Exchange Commission (the “SEC”), dated September 29, 2020, Future FinTech Group, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the SEC on June 2, 2020 (the “Original Form 10-K”) to correct typographical errors in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation and on page F-17 of the Original Form 10-K which incorrectly stated our long term investment in InUnion Chain Limited (“InUnion”) included the INU Digital Assets Token and 10% equity investment in InUnion, however, it should only be 10% equity investment in InUnion without any INU Digital Assets Token as the Company didn’t purchase or own any INU Digital Assets Token. Except as described above, this Form 10-K/A does not modify, amend, or otherwise supplement the Original Form 10-K.

This Form 10-K/A should be read in conjunction with the Company’s periodic filings made with the SEC subsequent to the filing date of the Original Form 10-K, including any amendments to those filings, as well as any Current Reports, filed on Form 8-K subsequent to the date of the Original Form 10-K. In addition, in accordance with applicable rules and regulations promulgated by the SEC, the Company’s Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Form 10-K/A. The certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2. Because this Form 10-K/A sets forth the Original Form 10-K in its entirety, it includes both items that have been changed as a result of the amended disclosures and items that are unchanged from the Original Form 10-K. Other than the revision of the disclosures as discussed above, this Form 10-K/A speaks as of the original filing date of the Original Form 10-K and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-K/A that were not directly impacted by this amendment, which should be read in their historical context.

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

Long term investment was $12.25 million as of December 31, 2019, a decrease of $2.75 million as compared to $15.00 million as of December 31, 2018. The decrease was mainly due to the impairment of the 10% equity investment in InUnion Chain Limited that Digipay Finteh Limited invested in June 2018.

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

The Company recorded an impairment loss of $2.75 million in fiscal year 2019, which was mainly related with 10% equity investment in InUnion Chain Limited that Digipay Finteh Limited invested in June. In 2018, the Company recorded an impairment loss $178.30 million related to its fixed assets, distressed assets, other assets, amortization, construction in progress, intangible assets and inventory. Amont this amount, $26.23 million was with respect to distressed assets, $35.75 million was with respect to the construction in progress, intangible assets and fixed assets of Food Industry Yidu; an impairment loss of $25.68 million with respect to the construction in progress and fixed assets of SkyPeople Suizhong; an impairment loss of $13.26 million with respect to the construction in progress of Hedetang Agricultural Plantations (Yidu) Co., Ltd.; and an impairment loss of $45.0 million of Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd. (“Guo Wei Mei”), an impairment loss of $10.78 million with respect to fixed assets of Huludao Wonder, $2.2 million was with inventory. The construction of these operations has been stopped for more than three years due to a shortage of capital, and the Company cannot forecast the possible cash flow from these assets, and as a result, the Company recorded the impairment of assets for these assets.

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

The Company reported its change in auditor in Current Reports on Form 8-K, filed on January 15, 2019, March 25, 2019 May 1, 2019, and April 9, 2020.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENTS:

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and

2.	Exhibits

(b) EXHIBITS:

Exhibit Index

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of February 22, 2008 by and among Pacific Industry Holding Group Co., Ltd., “Pacific,” Terrence Leong, SkyPeople Fruit Juice, Inc., the “Registrant,” and the shareholders of Pacific. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on February 28, 2008, the “February 28, 2008 8-K”.
3.1	Second Amended and Restated Articles of Incorporation, dated June 6, 2017. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on June 9, 2017.
3.2	Certificate of Designations, Preferences and Rights of the Registrant’s Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the February 28, 2008 8-K.
3.3	Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.2 to the February 28, 2008 8-K.
3.4	Amended and Restated Bylaws, dated June 6, 2017. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Commission on June 9, 2017. corporated by reference
3.5	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 10, 2016. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016.
3.6	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 14, 2018. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 16, 2018.
4.1	Form of Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on April 13, 2017.
4.2	Description of Securities of the Registrant registered under Section 12 of the Securities Exchange Act of 1934, as amended.**
9.1	Voting Trust Agreement, dated as of February 25, 2008, by and among Fancylight Limited and Hongke Xue. Incorporated by reference to Exhibit 9.1 to the March 3, 2008 8-K.
9.2	Voting Trust and Escrow Agreement, dated as of February 25, 2008, by and among Winsun Limited and Sixiao An. Incorporated by reference to Exhibit 9.2 to the March 3, 2008 8-K.
9.3	Voting Trust and Escrow Agreement, dated as of February 25, 2008, by and among China Tianren Organic Food Holding Company Limited and Lin Bai. Incorporated by reference to Exhibit 9.3 to the March 3, 2008 8-K.
10.1	Underwriting Agreement, dated as of October 28, 2009, by and among the Company, Roth Capital Partners, LLC, Maxim Group LLC, Barron Partners LP and Eos Holdings, LLC. Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 29, 2009.
10.2	English translation of the Distribution Agreement dated as of January 8, 2010, by and between Shaanxi Qiyiwangguo Modern Organic Agriculture Co. Ltd. and Beijing Ni’aode Trading Co., Ltd. Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed with the Commission on January 13, 2010.
10.3	English Translation of Credit Facility Agreement dated June 30, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank Incorporated by reference to Exhibit 10.29 of the 2009 10-K.
10.4	English Translation of Credit Facility Agreement dated November 6, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.30 of the 2009 10-K.
10.5	English Translation of Credit Facility Agreement dated November 24, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.31 of the 2009 10-K.
10.6	English Translation of Credit Facility Agreement dated June 26, 2009 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Commercial Bank of Huludao. Incorporated by reference to Exhibit 10.32 of the 2009 10-K.
10.7	English Translation of Pledge Agreement dated June 26, 2009 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Commercial Bank of Huludao. Incorporated by reference to Exhibit 10.33 of the 2009 10-K.
10.8	English Translation of Credit Facility Agreement dated August 12, 2009 between Shaanxi Tianren Organic Food Co., Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank Incorporated by reference to Exhibit 10.34 of the 2009 10-K.
10.9	English Translation of Credit Facility Agreement dated July 19, 2010 between Huludao Wonder Fruit Co., Ltd. and Suizhong Branch, Huludao Bank Co., Ltd. Incorporated by reference to Exhibit 10.16 of the 2010 10-K.
10.10	English Translation of Credit Facility Agreement dated September 9, 2010 between SkyPeople Juice Group Co. Ltd. And Xi’an Kejilu Branch of China Merchants Bank. Incorporated by reference to Exhibit 10.17 of the 2010 10-K

Exhibit Number	Description
10.11	English Translation of Credit Facility Agreement dated May 10, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.18 of the 2010 10-K.
10.12	English Translation of Credit Facility Agreement dated February 3, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.19 of the 2010 10-K.
10.13	English Translation of Credit Facility Agreement dated December 6, 2010 between SkyPeople Juice Group Co. Ltd. and Hi-tech Industrial Development Zone, Xi’an branch of China Construction Bank. Incorporated by reference to Exhibit 10.20 of the 2010 10-K.
10.14	English Translation of Credit Facility Agreement dated December 7, 2010 between SkyPeople Juice Group Co. Ltd. and China CITIC Bank, Xi’an Kejilu Branch. Incorporated by reference to Exhibit 10.21 of the 2010 10-K.
10.15	English Translation Of Credit Facility Agreement dated December 30, 2010 Between SkyPeople Juice Group Co. Ltd. and Hi-Tech Industrial Development Zone, Xi’ A Branch Of China Construction Bank. Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q filed with the Commission on May 16, 2011.
10.16	Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 14, 2011.
10.17	Indemnification Agreement Between SkyPeople Juice, Inc. and Yongke Xue. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.18	Indemnification Agreement Between SkyPeople Juice, Inc. and Guolin Wang. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.19	Indemnification Agreement Between SkyPeople Juice, Inc. and Spring Liu. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.20	English translation of Investment/Service Agreement The Yidu Orange Comprehensive Deep Processing Zone (the “Zone”) between Yidu Municipal People’s Government and SkyPeople Juice Group Company Limited dated October 29, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 29, 2012
10.21	English translation of Loan Agreement between SkyPeople Juice Group Co., Ltd. and SkyPeople International Holdings Group Limited dated February 18, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 19, 2013
10.22	Share Exchange Agreement among SkyPeople International Holdings Group Limited, Golden Dawn International Limited, Hongke Xue, Yongke Xue, V.X. Fortune Capital Limited and Kingline International Limited dated September 14, 2012. Incorporated by reference to Exhibit 99.2 to the Schedule 13D filed with the Commission by the reporting group September 24, 2012 on January 4, 2013.
10.23	Share Charge between China Tianren Organic Food Holding Company Limited, Golden Dawn International Limited and Vandi Investments Limited dated December 28, 2012. Incorporated by reference to Exhibit 99.3 to the Schedule 13D/A filed with the Commission by the reporting group on January 4, 2013.
10.24	Share Charge between China Tianren Organic Food Holding Company Limited, Golden Dawn International Limited and COFCO (Beijing) Agricultural Industrial Equity Investment Fund dated December 28, 2012. Incorporated by reference to the Schedule 13D/A filed with the Commission by the reporting group on January 4, 2013.
10.25	Termination Agreement to Share Transfer Agreement by and between Hedetang Holdings Co., Ltd. and Shaanxi New Silk Road Kiwifruit Group Inc., dated January 26, 2017. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on January 27, 2017.
10.26	Orchard Lease Contract by and between Village Committee of Dierpo Village, Jinqu Town, Mei County and Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd., dated August 3, 2016. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on January 27, 2017.
10.27	Orchard Lease Contract by and between Yidu Sichang Joint Citrus Cooperatives and Hetetang Agricultural Plantations (Yidu) Co., Ltd., dated August 15, 2016. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on January 27, 2017.
10.28	Form of Securities Purchase Agreement, dated April 12, 2017. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 13, 2017.
10.29	DCON Digital Assets Transfer Agreement, dated January 23, 2018, by and between DigiPay FinTech Limited and Peng Youwang. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 25, 2018.
10.30	Technology Development Service Contract, dated December 18, 2017, by and between GlobalKey Supply Chain Ltd. and Reits (Beijing) Technology Co. Ltd. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 22, 2017.
10.31	Creditor’s Rights Transfer Agreement, dated November 2, 2017, by and between Hedetang Foods (China) Co., Ltd., and Shaanxi Chunlv Ecological Agriculture Co. Ltd., Incorporated by reference to Exhibit 3 to the Amendment No. 1 to Schedule 14A Proxy Statement filed on November 6, 2017.
10.32	Creditor’s Rights Transfer Agreement, dated November 2, 2017, by and between Hedetang Foods (China) Co., Ltd., and Shaanxi Chunlv Ecological Agriculture Co. Ltd. Incorporated by reference to Exhibit 4 to the Amendment No. 1 to Schedule 14A Proxy Statement filed on November 6, 2017.
10.33	Creditor’s Rights Transfer Agreement, dated November 2, 2017, by and between Hedetang Foods (China) Co., Ltd., and Shaanxi Boai Medical Technology Development Co., Ltd. Incorporated by reference to Exhibit 5 to the Amendment No. 1 to Schedule 14A Proxy Statement filed on November 6, 2017.

Exhibit Number	Description
10.34	Creditor’s Rights Transfer Agreement, dated November 2, 2017, by and between Hedetang Foods (China) Co., Ltd., and Shaanxi Fu Chen Venture Capital Management Co. Ltd. Incorporated by reference to Exhibit 6 to the Amendment No. 1 to Schedule 14A Proxy Statement filed on November 6, 2017.
10.35	Share Purchase Agreement, dated November 3, 2017, by and between Future FinTech Group Inc. and Zeyao Xue. Incorporated by reference to Exhibit 7 to the Amendment No. 1 to Schedule 14A Proxy Statement filed on November 6, 2017.
10.36	License Agreement of Sales Agent and Platform of IB-LIVE, dated September 20, 2017, among GlobalKey Supply Chain Ltd., Xi’an Hedetang Nutritious Food Research Co. Ltd., and Shaanxi Entai Bio-Technology Co. Ltd. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on September 21, 2017.
10.37	Shareholder Investment Agreement, dated September 6, 2017, by and between Hedetang Foods (China) Co., Ltd. and Shaanxi Yinlian Huijin Investment Management Co., Ltd. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on September 7, 2017.
10.38	Director Agreement, dated May 6, 2018, by and between Future FinTech Group Inc. and Yiliang Li. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on May 8, 2018.
10.39	InUnion Chain Ltd. Shares Transfer and IUN Digital Assets Investment Agreement, by and among Digipay Fintech Limited, Lake Chenliu and InUnion Chain Ltd., dated June 22, 2018. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on June 22, 2018.
10.40	Securities Purchase Agreement by and between Future FinTech Group, Inc. and Iliad Research and Trading, L.P., dated March 26, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 1, 2019.
10.41	Investor Note, issued by Iliad Research and Trading, L.P. to Future FinTech Group, Inc. dated March 26, 2019. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 1, 2019.
10.42	Secured Convertible Promissory Note, issued by Future FinTech Group, Inc. to Iliad Research and Trading, L.P., dated March 26, 2019. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on April 1, 2019.
10.43	Employment Agreement, dated May 21, 2019, between Future FinTech Group Inc. and Jing Chen. Incorporated by reference to Exhibit 10.1# to our Current Report on Form 8-K filed with the Commission on May 22, 2019.
10.44	Exclusive Operation and Use Rights Authorization Letter by Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., dated July 31, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.45	Exclusive Technology Consulting and Service Agreement by and between Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd. and Chain Cloud Mall E-commerce (Tianjin) Co., Ltd, dated July 31, 2019. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.46	Exclusive Purchase Option Agreement by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. Zeyao Xue and Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.47	Equity Pledge Agreement by and among by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. and Zeyao Xue, dated July 31, 2019. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.48	Equity Pledge Agreement by and among by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. and Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.49	Power of Attorney issued by Zeyao Xue, dated July 31, 2019. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.50	Power of Attorney issued by Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
16.1	Letter from Wei, Wei & Co, dated September 23, 2016. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on September 23, 2016.
16.2	Letter from Armanino LLP, dated April 13, 2016. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on April 15, 2016.
21.1	Description of Subsidiaries of the Registrant**
23.1	Consent of B F Borgers CPA PC*
23.2	Consent of Wang Certified Public Accountant, P.C.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer of Registrant.†
32.2	Section 1350 Certification of Principal Financial Officer of Registrant.†
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Previously filed with the Original Form 10-K.

†	Furnished herewith

(c)	Other Financial Statement Schedules - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Future FinTech Group Inc.

November 4, 2020	By:	/s/ Shanchun Huang
Shanchun Huang
Chief Executive Officer
(principal executive officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yongke Xue and Jing Chen, and each of them, their attorneys-in-fact and agents, each with the power of substitution, for them in any and all capacities, to sign any and all amendments to this Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature

Name and Title	Date

/s/ Shanchun Huang
Shanchun Huang	November 4, 2020
Chief Executive Officer (principal executive officer and Director)

/s/Jing Chen
Jing Chen	November 4, 2020
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Yongke Xue
Yongke Xue	November 4, 2020
Chairman of the Board of Directors

/s/ Mingjie Zhao
Mingjie Zhao, Director	November 4, 2020

/s/ Johnson Lau
Johnson Lau, Director	November 4, 2020

/s/ Fuyou Li
Fuyou Li, Director	November 4, 2020

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

8. IMPAIRMENT LOSS

The Company recorded $2.75 million of impairment loss in fiscal year 2019 related with 10% equity investment in InUnion Chain Limited that Digipay Finteh Limited invested in June 2018.

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