Form 10-Q
period 2020-09-30
Future FinTech Group Inc.
filed 2020-11-16
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-34502

Future FinTech Group Inc.

(Exact name of registrant as specified in its charter)

Florida	98-0222013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2302, South Tower T1, Kaisa Plaza

No. 86 Jianguo Avenue, Chaoyang District,

Beijing, China 100025

(Address of principal executive offices including zip code)

86- 10-8353-0888

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FTFT	Nasdaq Stock Market

Class	Outstanding at November 13, 2020
Common Stock, $0.001 par value per share	42,286,579

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019
CURRENT ASSETS
Cash and cash equivalents	$957,676	$531,067
Accounts receivable	483	4,954
Other receivables, net	136,857	7,040
Inventories	3,336	3,594
Advances to suppliers and other current assets	46,688	1,670,947
Loan receivables	5,131,643	-
Assets related to discontinued operations	5,343,518	98,128,199
TOTAL CURRENT ASSETS	$11,620,201	$100,345,801

Property, plant and equipment, net	$19,692	$17,855
Right of use assets	306,965	-
Intangible assets, net	1,869,185	40,853
Amount due from related parties	3,170,470	3,326,061
Long term investments	12,250,000	12,250,000
TOTAL ASSETS	$29,236,513	$115,980,570

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$257,431	$249,683
Accrued expenses and other payables	1,398,097	1,342,698
Advances from customers	270,765	534,089
Convertible loan payables	1,159,935	957,990
Loans payables	861,964	109,430
Lease liability-current	156,259	-
Liabilities related to discontinued operations	3,513,970	199,595,785
TOTAL CURRENT LIABILITIES	$7,618,421	$202,789,675

NON-CURRENT LIABILITIES
Amount due to related parties	$1,517,678	$1,268,101
Lease liability-non-current	148,613	-
TOTAL NON-CURRENT LIABILITIES	1,666,291	1,268,101
TOTAL LIABILITIES	$9,284,712	$204,057,776

Commitments and contingencies (Note 17)

STOCKHOLDER’S EQUITY

Future Fintech Group Inc., Stockholders’ equity
Common stock, $0.001 par value; 60,000,000 shares authorized and 41,959,545 shares issued and outstanding as of September 30, 2020 and 33,810,416 shares issued and outstanding as of December 31, 2019, respectively	$41,959	$33,810
Additional paid-in capital	117,562,942	107,852,827
Accumulated deficits	(99,061,634)	(213,314,612)
Accumulated other comprehensive income	3,437,881	12,989,408
Total Future FinTech Group Inc. stockholders’ equity	21,981,148	(92,438,567)
Non-controlling interests	(2,029,347)	4,361,361
Total stockholders’ equity	19,951,801	(88,077,206)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,236,513	$115,980,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019*	2020	2019*
Revenue	$43,657	$342,083	$357,295	$744,977
Cost of goods sold	13,516	77,165	23,388	322,942
Gross profit	30,141	264,918	333,907	422,035

Operating Expenses
General and administrative expenses	809,424	921,235	3,082,462	2,555,149
Selling expenses	26,167	243,411	46,641	780,259
Bad debt provision	31,549	48	247,097	7,491
Total operating expenses	867,140	1,164,694	3,376,200	3,342,899

Loss from operations	(836,999)	(899,776)	(3,042,293)	(2,920,864)

Other income (expense)
Interest income	593	61	781	3,977
Interest expenses	(289,419)	(21,400)	(343,206)	(134,207)
Loss on debt settlement	(1,946,028)	-	(1,946,028)	-
Other income (expenses), net	597,962	(1,741)	119,310	(4,521)
Total other income (expenses)	(1,636,892)	(23,080)	(2,169,143)	(134,751)

Loss from Continuing Operations before Income Tax	(2,473,891)	(922,856)	(5,211,436)	(3,055,615)
Income tax provision	-	-	-	76
Loss from Continuing Operations, net of tax	(2,473,891)	(922,856)	(5,211,436)	(3,055,691)

Discontinued Operations (Note 12)
Loss from discontinued operations	(80,983)	(479,224)	(140,794)	(1,970,862)
Gain on disposal of discontinued operations	115,947	-	119,582,658	-
NET INCOME (LOSS)	(2,438,927)	(1,402,080)	114,230,428	(5,026,553)

Less: Loss attributable to the non-controlling interest	(13,910)	(324,647)	(22,550)	(1,030,611)

Net income (loss) attributable to Future Fintech Group, Inc. Common Shareholders	$(2,425,017)	$(1,077,433)	$114,252,978	$(3,995,942)
Comprehensive income (loss):
Net income (loss)	$(2,438,927)	(1,402,080)	114,230,428	(5,026,553)
Foreign currency translation	(147,759)	2,135,361	(630,390)	7,327,449
Comprehensive income (loss)	(2,586,686)	733,281	113,600,038	2,300,896
Less: Comprehensive income (loss) attributable to non-controlling interest	68,176	324,648	(2,079,581)	1,030,611
Comprehensive Income (loss) Attributable to Future Fintech Group, Inc. Common Shareholders	$(2, 654,862)	$408,632	$115,679,619	$1,270,285

Basic Earnings (Loss) per Share:
Basic loss per share from continuing operations	$(0.07)	$(0.02)	$(0.14)	$(0.07)
Basic earnings (loss) per share from discontinued operations	-	(0.01)	3.23	(0.06)
Basic Earnings (Loss) per Share from Net Income (Loss)	$(0.07)	(0.03)	$3.09	$(0.13)

Diluted Earnings (Loss) per Share:
Diluted loss per share from continuing operations	$(0.07)	$(0.02)	$(0.14)	$(0.07)
Diluted earnings (loss) per share from discontinued operations	-	(0.01)	3.18	(0.06)
Diluted Earnings (Loss) per Share from Net Income (Loss)	$(0.07)	(0.03)	$3.04	$(0.13)

Weighted average number of shares outstanding
Basic	35,175,728	31,340,160	36,982,973	31,340,160
Diluted	35,845,251	32,009,683	37,652,496	32,009,683

*	Reclassification- certain reclassifications have been made to the financial statements for the period ended September 30, 2019 to conform to the presentation for the period ended September 30, 2020, with no effect on previously reported net income (loss).

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019*
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$114,230,428	$(5,026,553)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	182,822	2,350,807
Bad debt expenses	247,097	-
Gain on sale of discontinued operations	(119,582,658)	-
Loss on debt settlement	1,946,028	-
Share based compensation	1,191,000	-
Interest converted to convertible note	170,939	-
Changes in operating assets and liabilities
Accounts receivable	4,471	31,029
Other receivable	(129,817)	8,100,183
Advances to suppliers and other current assets	(250,181)	(135,714)
Inventories	258	(128,688)
Accounts payable	7,749	39,651
Accrued expenses	55,400	(16,180,323)
Change in net assets related to discontinued operations	860,377	3,977,933
Advances from customers	295,970	(352,848)
Net Cash Provided by (Used in) Operating Activities	(770,117)	(7,324,523)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and plant	(2,944)	-
Purchase of intangible assets	(1,259)	-
Payments for loan receivables	(5,131,643)	-
Net cash used in investing activities	(5,135,846)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	920,000	-
Proceeds from amount due from related parties, net	348,356	-
Proceeds from secured convertible promissory note	5,464,277	-
Proceeds from loans	571,760	1,003,809
Repayment of loans	(206,006)	-
Proceeds from sale of discontinued operations	85,714	-
Net cash provided by financing activities	7,184,101	1,003,809

Effect of change in exchange rate	(851,530)	6,324,145

NET INCREASE IN CASH AND CASH EQUIVALENTS	426,609	3,431
Cash and cash equivalents, beginning of year	531,067	33,461
Cash and cash equivalents, end of period	$957,676	$36,892

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Debt settlement by issuance of Common Stock	$4,901,600	-

*	Reclassification- certain reclassifications have been made to the statements of cash flow for the period ended September 30, 2019 to conform to the presentation for the period ended September 30, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months ended September 30, 2019

	Common Stock		Additional paid-in	Accumulated	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	deficits	income	interests	Total
Balance at June 30, 2019	31,667,083	$31,667	$115,335,406	$(191,004,189)	$(3,769,461)	$3,895,157	$(75,511,420)
Issuance of common stocks	650,000	650	$(650)	-	-	-	-
Net loss	-	-	$-	$(1,077,433)	$-	$(324,647)	$(1,402,080)
Foreign currency translation adjustment	-	-	$-	$-	$2,135,361		$2,135,361
Balance at September 30, 2019	32,317,083	$32,317	$115,334,756	$(192,081,622)	$(1,634,100)	$3,570,510	$(74,778,139)

Three Months ended September 30, 2020

	Common Stock		Additional paid-in	Accumulated	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	deficits	income	interests	Total
Balance at June 30, 2020	38,494,063	$38,494	$109,739,379	$(96,636,617)	$3,667,726	$(2,097,523)	$14,711,459
Issuance of common stocks-conversion of debt	2,740,883	2,741	$4,958,259	-	-	-	$4,961,000
Loss on debt settlement	-	-	$1,946,028				$1,946,028
Issuance of common stocks-cash	724,599	724	$919,276	-	-	-	$920,000
Net loss	-	-		$(2,425,017)	-	$(13,910)	$(2,438,927)
Foreign currency translation adjustment	-	-	-	$-	$(229,845)	$82,086	$(147,759)
Balance at September 30, 2020	41,959,545	$41,959	$117,562,942	$(99,061,634)	$3,437,881	$(2,029,347)	$19,951,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nine Months ended September 30, 2019

	Common Stock		Additional paid-in	Accumulated	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	deficits	income	interests	Total
Balance at December 31, 2018	31,017,083	$31,017	$105,737,256	$(188,085,680)	$(8,961,549)	$4,601,121	$(86,677,835)
Issuance of common stocks	1,300,000	1,300	9,597,500	-	-	-	9,598,800
Net loss	-	-	-	(3,995,942)	-	(1,030,611)	(5,026,553)
Foreign currency translation adjustment	-	-	-	-	7,327,449	-	7,327,449
Balance at September 30, 2019	32,317,083	$32,317	$115,334,756	$(192,081,622)	$(1,634,100)	$3,570,510	$(74,778,139)

Nine Months ended September 30, 2020

	Common Stock		Additional paid-in	Accumulated	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	deficits	income	interests	Total
Balance at December 31, 2019	33,810,416	$33,810	$107,852,827	$(213,314,612)	$12,989,408	$4,361,361	$(88,077,206)
Issuance of common stocks-conversion of debt	3,674,530	3,675	5,460,602	-	-	-	5,464,277
Loss on debt settlement			1,946,028				1,946,028
Issuance of common stocks-cash	724,599	724	919,276				920,000
Net income (loss)	-	-		114,252,978	-	(22,550)	114,230,428
Share-based payments	3,750,000	3,750	1,187,250	-	-	-	1,191,000
Foreign currency translation adjustment	-	-	196,959	-	1,229,682	2,057,031	(630,390)
Disposal of discontinued operation	-	-	-	-	(10,781,209)	(4,311,127)	(15,092,336)
Balance at September 30, 2020	41,959,545	$41,959	$117,562,942	$(99,061,634)	$3,437,881	$(2,029,347)	$19,951, 801

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS DESCRIPTION

Future FinTech Group Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our” or “the Company”) is a holding company incorporated under the laws of the State of Florida. The main business of the Company includes an online shopping platform, Chain Cloud Mall (CCM), which is based on blockchain technology; a cross-border e-commerce platform (NONOGIRL) which started its trial operation in March 2020 and formally launched in July 2020; a blockchain-based application incubator and technical service and support for real name and blockchain based assets and their operating entities (DCON); and the application and development of blockchain-based e-commerce technology and financial technology.

Prior to 2019, the Company engaged in the production and sales of fruit juice concentrates, fruit juice beverages and other fruit-related products in the People’s Republic of China (“PRC”, or “China”), and overseas markets. Due to the drastically increased production cost and tightened environmental law in China, the Company has transformed its business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology from the end of 2018. On February 27, 2020 pursuant to a Share Transfer Agreement entered by the Company’s subsidiary, HeDeTang Holdings (HK) Ltd (“HeDeTang HK”), and New Continent International Co., Ltd. on September 18, 2019, the Company sold HeDeTang HK and all its subsidiaries, which mainly engaged in fruit juice related business, to New Continent International Co., Ltd.

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

2. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2020 and the results of operations and cash flows for the periods ended September 30, 2020 and 2019. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2020. The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date.

Our contractual arrangements with our VIE and their respective shareholders allow us to (i) exercise effective control over our VIE, (ii) receive substantially all of the economic benefits of our VIE, and (iii) have an exclusive option to purchase all or part of the equity interests in our VIE when and to the extent permitted by PRC law.

As a result of our direct ownership in our wholly foreign-owned enterprise (“WFOE”) and the contractual arrangements with our VIE, we are regarded as the primary beneficiary of our VIE, and we treat it and its subsidiaries as our consolidated affiliated entities under U.S. GAAP. We have consolidated the financial results of our VIE in our condensed consolidated financial statements in accordance with U.S. GAAP.

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

The Company incurred operating losses and had negative operating cash flows, which raised substantial doubts about its ability to continue as a going concern. The Company may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. In order to meet its working capital needs through the next twelve months and to fund the growth of the Company, the Company may consider plans to raise additional funds through the issuance of equity or debt. Although the Company intends to obtain additional financing to meet its cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its new business strategy and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a detailed discussion about the Company significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in Company’s 2019 Form 10-K. During the nine months ended September 30, 2020, there were no significant changes made to the Company’s significant accounting policies.

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

4. LOAN RECEIVABLES

As of September 30, 2020, the balance of loan receivables was from Shenzhen Tiantian Haodian Technology Co., Ltd. (“Tiantian Haodian”). On June 28, 2020, Guangchengji, a wholly owned subsidiary of the Company, entered into a “Loan Agreement” with Tiantian Haodian. Pursuant to the Loan Agreement, the Company agrees to lend cash up to but not greater than RMB35 million (approximately $5.14 million) with Tiantian Haodian at the annual interest rate of 10% from June 28, 2020 to June 27, 2021. The interest is paid quarterly. There is no collateral or guarantee provided by Tiantian Haodian. During the nine months ended September 30, 2020, the Company recorded an interest income of $99,027 from the loan receivables, which was not paid by Tiantian Haodian as of the date of this report. Management of the Company believes that the balance of the loan receivables is recoverable as of September 30, 2020.

5. RELATED PARTY TRANSACTION

The amount due to the related parties of September 30, 2020, which consisted of the followings:

	Amount (US$)	Relationship	Note
Weicheng Pan	374,444	Legal representative of Guangchengji	Loan payable
Shanchun Huang	200,896	Chief Executive Officer of the Company	Loan payable
Kai Xu	16,689	Chief Operating Officer of the Company	Payable to employee
InUnion Chain Ltd. (“INU”)	300,116	The Company is the 10% equity shareholder of INU	Accounts payables
Zhi Yan	65,302	Chief Technology Officer of the Company	Loan payable
Jing chen	6,984	Chief Financial Officer of the Company	Payable to employee
Yongke Xue	230,352	Chairman of the Company	Loan payable
Shenzen TianShunDa Equity Investment Fund Management Co., Ltd. (the “TSD”)	322,895	TSD holds 26.36% of the equity interest of SkyPoeple (China), a former subsidiary of the Company, which was sold to New Continent International Co., Ltd. on February 27, 2020.	Accounts payables
Total	1,517,678

The amount due from the related parties as of September 30, 2020, which consisted of the followings:

	Amount (US$)	Relationship	Note
Wealth Index (Beijing) Fund Management Co. Ltd.	14,683	The Company’s CEO is the legal representative of this company	Interest free loan*
Shaanxi Chunlv Ecological Agriculture Co., Ltd.	3,089,457	Holds 20.0% interest in Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited (CCM Logistics)	Including creditor’s rights of Shaanxi Youyi Co., Ltd of $3.24 million, which is partially offset by $0.24 million payable to the Company
Shaanxi Fullmart Commercial Holdings (Xi’an) Co., Ltd. (“Fullmart Commercial”)	23,935	Fullmart Commercial was 100% owned by Xiu Jun Wang, the ex-wife of Yongke Xue, the Chairman of the Company.	Service fee due
Shaanxi Quangou Convenient Island Co., Ltd.	24,663	Fullmart Commercial holds 33.33% its equity	Interest free loan*
Zeyao Xue	17,732	Son of the Chairman of the Company and a major shareholder of the Company of the Company	Interest free loan*
Total	3,170,470

*	The interest free loans and other related party transactions have been approved by the Company’s Audit Committee.

6. INTANGIBLE ASSETS

On May 1, 2020, the Company launched CCM v3.0, an on-line shopping mall platform, which creates a new value cycle system of online shopping malls with a real-name blockchain system. After the launch of CCM v3.0, the Company reclassified this asset, which the Company prepaid to the software developer in fiscal year 2019, into intangible assets in the second quarter of 2020, which will be amortized over 10 years.

Also included in the intangible assets is accounting software. The accounting software will be amortized over 10 years. The amortization expense was $0.19 million and $0.59 million for the nine months ended September 30, 2020.

The following table sets intangible assets of the Company as of September 30, 2020 and December 31, 2019, respectively.

	CCM		Accounting Software
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
Cost	$1,952,982	$43,004	$1,292	$-
Less: Accumulated amortization	(85,046)	(2,114)	(43)	-
Balance as of September 30, 2020	$1,867,936	40,890	$1,249	$-

The following table summarizes the expected amortization expense for the following years (in thousands):

Amortization
Year ending December 31,	to be recognized
2020 (excluding the nine months ended September 30, 2020)	$79
2021	315
2022	315
2023	315
2024	315
2025 and thereafter	530
Total	$1,869

7. LONG TERM INVESTMENT

On June 22, 2018, Digipay Fintech Limited (“Digipay”), a wholly-owned subsidiary of the Company acquired 10% ownership interest in InUnion Chain Ltd. (“InUnion”) for an aggregate purchase price of $15 million (“Purchase Price”), pursuant to a Shares Transfer and IUN Digital Assets Investment Agreement signed with Lake Chenliu, who are the sole owner of InUnion. The Company issued 5 million of its Common Stock to the InUnion on October 19, 2018 as the payment for Purchase Price.

Upon acquiring the InUnion Shares, Digipay has access to, and the use of, certain software, technology and related intellectual property of InUnion without further payment. Digipay also has the right to designate a director nominee to the board of directors of InUnion.  The Company has appointed a director to the Board of Director of InUnion. Pursuant to the agreement, Digipay shall also purchase 20,000,000 of the INU tokens issued by InUnion (the “INU Tokens”) for an aggregate purchase price of $1,000,000, which such amount shall be paid in immediately available funds within 180 days of the date of the agreement. Digipay has reached an agreement with InUnion to waive the purchase of the INU Token. As a result, no INU Token was acquired by Digipay.

As of December 31, 2019, management assessed the value of the above investment, and recorded an impairment loss of $2.75 million.

8. SHARE BASED COMPENSATION

On January 25, 2020, the Company entered into a Consulting Service Agreement (the “Agreement”) with Dragon Investment Holding Limited (Malta) (the “Consultant”), a company incorporated in Malta, pursuant to which Consultant will: (i) help the Company to locate new merger projects globally, develop new merger strategy and provide the Company with at least five (5) merger and acquisition targets that have synergy with the Company’s business and development plans and could clearly contribute to the Company’s strategic goals each year; (ii) help the Company to map out new growth strategies in addition to its current business; (iii) work with the Company to explore new lines of business and associated growth strategies; and (iv) conduct market research and evaluating variable projects and providing feasibility studies per Company’s request from time to time. The term of the Agreement is three years. In consideration of the services to be provided by Consultant to the Company, the Company agrees to pay the Consultant a three-year consulting fee totaling $3 million. The Company shall issue a total of 3,750,000 restricted shares of the Company Common Stock (the “Consultant Shares”) at a price of $0.794 per share, (the closing price of the Agreement date), as the payment for the above mentioned consultant fee to the Consultant. On February 23, 2020, The Company issued the Consultant Shares pursuant to the Agreement, of which 1,500,000 shares were released to the Consultant immediately, 1,125,000 and 1,125,000 shares, respectively, will be held by the Company and released to the Consultant on January 25, 2021 and January 25, 2022 if this Agreement has not been terminated and there has been no breach of the Agreement by the Consultant at such time. If the second and/or third release of the shares mentioned above does not occur, such shares shall be returned to the Company as treasury shares. The shares contemplated in the Agreement were issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. For the nine months ended September 30, 2020, the Company recorded stock related compensation of $1.19 million, based on the stock closing price of $0.794 on the Agreement date, for the 1,500,000 shares which were released to the Consultant immediately upon issuance. The Company will recognize stock related compensation of $1.79 million for the 2,250,000 shares in the future when they are released to the Consultant pursuant to the Agreement.

On May 13, 2019, the Company issued 500,000 of its Common Stock to two employees granted in December 2018 by the Compensation Committee of the Board pursuant to the Company’s 2017 Omnibus Equity Plan (the “Plan”). On June 5, 2019, the Company issued 150,000 shares of its Common Stock to three employees granted in December 2018 by the Compensation Committee of the Board pursuant to the Plan.

On February 26, 2020, the Company’s shareholders approved the 2019 Omnibus Equity Plan at a Special Meeting of shareholder, which permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees, officers and directors of up to 3,000,000 shares of Common Stock. The Company has not issued any stock under the 2019 Omnibus Equity Plan.

On October 27, 2020, the Company’s board of directors approved the 2020 Omnibus Equity Plan, which permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees, officers and directors of up to 5,000,000 shares of Common Stock. The 2020 Omnibus Equity Plan is subject to the shareholders’ approval on the annual shareholders’ meeting, which will be held on December 18, 2020. The Company has not issued any stock under the 2020 Omnibus Equity Plan.

The Company did not grant any stock options during the nine months ended September 30, 2020 and September 30, 2019.

9. OPERATING LEASE

In August 2020, the Company signed an operating lease agreement for its office in Beijing. The Company recognized operating lease liabilities and operating lease right-of-use assets on its balance sheets. Right of use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Right of use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The company has leases with fixed payments for office rental in Beijing, which are classified as operating leases. Options to extend or renew are recognized as part of the lease liabilities and recognized as right of use assets. There are no residual value guarantees and no restrictions or covenants imposed by the leases.

The weighted average remaining lease term is 2 years and the weighted average discount rate is 6%.

In the nine months ended September 30, 2020, the costs of the leases recognized in general administrative expenses are $13,000. Cash paid for the operating leases including in the operating cash flows was $15,038.

Future minimum lease payments for leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31, (In thousands of U.S. Dollars)
2020	$32
2021	164
2022	109
$305

10. CONVERTIBLE LOAN PAYABLE

On December 19, 2019, Company entered into a Note Purchase Agreement with Iliad Research and Trading, L.P., a Utah limited partnership (“Iliad”), pursuant to which the Company sold and issued to Iliad a Secured Promissory Note in the principal amount of $1.06 million. Iliad purchased the Note with an original issue discount of $0.05 million, and the Company agreed to pay to Iliad $0.01 million for fees and costs incurred by Iliad in connection with the consummation of the Purchase Agreement. The Note was sold to Iliad pursuant to an exemption from registration under Regulation D, promulgated under the Securities Act of 1933, as amended. The Note is one-year term with an interest rate of 8%. There was no fixed conversation price to the Company’s Common Stock in the agreement. Iliad has converted all the Note Purchased in fiscal year 2019 to the Company’s Common Stock based on the market date on the conversion date. The Company believes that this Note will also be converted into the Company’s Common Stock in future. The Company received proceeds of $0.53 from Iliad on December 23, 2019, and the balance of $0.53 million on January 17, 2020.

On July 28, 2020, the Company, entered into a Standstill Agreement with the Iliad. Pursuant to the Standstill Agreement, Iliad agreed to refrain and forbear temporarily from making redemptions for the Note that was sold and issued by the Company on December 19, 2019 in the original principal amount of $1.06 million. Iliad agreed not to redeem any portion of the Note (the “Standstill”) for a period beginning on the date of the Agreement and ending on the date that is ninety (90) days from the date of the Agreement. As a material inducement and partial consideration for Iliad’s agreement to enter into the Agreement, the Company agreed that the outstanding balance of the Note shall be increased by nine percent (9%), or $0.10 million, on the date of the Agreement (the “Standstill Fee”). The Company recorded the Standstill Fee of $0.10 million as interest expenses during the third quarter of 2020.

As of September 30, 2020, the balance of the convertible note payable was $1.16 million.

Common stocks issued in connection with the convertible notes

On January 6, 2020, the Company entered into the Eighth Exchange Agreement (the “Eighth Exchange Agreement”) with Iliad. Pursuant to the Eighth Exchange Agreement, the Company and Iliad agreed to partition a new Secured Convertible Promissory Note in the original principal amount of $145,000 (the “Eighth Partitioned Note”) from a Secured Convertible Promissory Note (the “Note”) issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Partitioned Note. The Company and Iliad further agreed to exchange the Eighth Partitioned Note for the delivery of 193,333 shares of the Company’s Common Stock, according to the terms and conditions of the Exchange Agreement.

On January 15, 2020, the Company entered into the Ninth Exchange Agreement (the “Ninth Exchange Agreement”) with the Iliad. Pursuant to the Exchange Agreement, the Company and Iliad agreed to partition a new Secured Convertible Promissory Note in the original principal amount of $140,000 (the “Ninth Partitioned Note”) from the Note issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Ninth Partitioned Note. The Company and Iliad further agreed to exchange the Partitioned Note for the delivery of 186,666 shares of the Company’s Common Stock, according to the terms and conditions of the Exchange Agreement.

On March 11, 2020, the Company entered into the Tenth Exchange Agreement (the “Tenth Exchange Agreement”) with the Iliad. Pursuant to the Tenth Exchange Agreement, the Company and Iliad agreed to partition a new Secured Convertible Promissory Note in the original principal amount of $150,000 (the “Tenth Partitioned Note”) from the Note issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Partitioned Note. The Company and Iliad further agreed to exchange the Partitioned Note for the delivery of 200,000 shares of the Company’s Common Stock, according to the terms and conditions of the Exchange Agreement.

On April 17, 2020, the Company entered into the Eleventh Exchange Agreement (the “Eleventh Exchange Agreement”) with Iliad. Pursuant to Eleventh Exchange Agreement, the Company and Iliad agreed to partition a new Secured Convertible Promissory Note in the original principal amount of $153,750 (the “Eleventh Partitioned Note”) from a Secured Convertible Promissory Note (the “Note”) issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Eleventh Partitioned Note. The Company and Iliad further agreed to exchange the Eleventh Partitioned Note for the delivery of 205,000 shares of the Company’s Common Stock, according to the terms and conditions of the Eleventh Exchange Agreement.

On June 10, 2020, the Company entered into the Twelfth Exchange Agreement (the “Twelfth Exchange Agreement”) with the Iliad. Pursuant to the Twelfth Exchange Agreement, the Company and Iliad agreed to partition a new Secured Convertible Promissory Note in the original principal amount of $111,486 (the “Twelfth Partitioned Note”) from the Note issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Partitioned Note. The Company and Iliad further agreed to exchange the Twelfth Partitioned Note for the delivery of 148,648 shares of the Company’s Common Stock, according to the terms and conditions of the Twelfth Exchange Agreement.

11. COMMON STOCKS ISSUED

Debt Repayment Agreement

In July 2020, the Company entered a series of loan agreements with fourteen individuals for a total amount of $4.96 million. On August 4, 2020, the Company entered into a Debt Repayment Agreement with these individuals (the “Creditors”), pursuant to which the Company agreed to repay $4,961,000 debt owed to the Creditors in the form of shares of Common Stock of the Company for an aggregate of 2,740,883 shares at a price of $1.81 per share (the “Debt Repayment”). As the closing price of the Company stock was $2.52 on August 4, 2020, the Company recognized loss of $1.95 million in loss on debt settlement during the third quarter of 2020. The Debt Repayment will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The Company issued 2,740,883 shares of its Common Stock to the Creditors on August 12, 2020.

Securities Purchase Agreement

On June 16, 2020, the Company entered into a Securities Purchase Agreement with Qun Xie, pursuant to which the Company agreed to sell to the Qun Xie in a private placement 500,000 shares of the Company’s Common Stock, purchase price of $1.00 per share for an aggregate offering price of $500,000. The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. On June 30, 2020, Qun Xie paid $500,000, and on August 7, 2020, the Company issued 500,000 Shares pursuant to this Agreement.

On September 16, 2020, the Company entered into a Securities Purchase Agreement with Houwu Huang, pursuant to which the Company agreed to sell to Houwu Huang in a private placement 224,599 shares of the Company’s common stock, at a purchase price of $1.87 per share for an aggregate offering price of $420,000. The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The Company issued 224,599 shares of its Common Stock to the Purchaser on September 24, 2020.

12. DISCONTINUED OPERATIONS

The following table listed the total assets and liabilities of the discontinued operation as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Total Assets	Total Liabilities	Assets	Total Liabilities
Hedetang Farm (1)	$5,343,518	$3,367,129	$5,353,790	$3,237,113
Zhonglian Hengxin (1)	-	-	1,623	96,924
CCM Logistics (1)	-	146,841	-	-
Digital Online Marketing Limited (1)	-	-	-	-
SkyPeople Foods Holding Ltd. (1)	-	-	-	-
HeDeTang HK (2)	-	-	92,772,786	196,261,748
Total	$5,343,518	$3,513,970	$98,128,199	$199,595,785

(1) On March 11, 2020, the Company’s Board of Directors passed a resolution to sell the operation of Zhonglian Hengxin Assets Management Co., Ltd (“Zhonglian Hengxin”) and close the operation of Digital Online Marketing Limited, and SkyPeople Foods Holding Ltd.

On July 24, 2020, the Company’s Board of Directors passed a resolution to close the operation of Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited (“CCM Logistics”), a subsidiary located in the national kiwifruit Industrial Park of Baoji City and Hedetang Farm Products Trading Markets (Mei County) Co., Ltd. (“Hedetang Farm”).

The Company has established a winding-down plan to close these operations. Based on the restructuring plan and in accordance with ASC 205-20, the Company presented the operating results from these operations. as a discontinued operation, as the Company believed that no continued cash flow would be generated by these operations. and that the Company would have no significant continuing involvement in the discontinued entity.

In the second quarter of 2020, the Company signed an Equity Transfer Agreement with Shaanxi Yinlian Huijin Asset Management Co. Ltd. to transfer 65% of the equity shares of Zhonglian Hengxin at zero consideration. The net liabilities of Zhonglian Hengxin are $0.15 million. The Company recorded a gain on sale of subsidiary of $0.15 million in the third quarter of 2020.

On November 12, 2020, CCM Tianjin, a wholly owned subsidiary of the Company entered into an Equity Transfer Agreement with Xi’an Yishengkang Information Technology, Ltd. (“Xi’an Yishengkang”), an unrelated third party, pursuant to which the Company agreed to sell 90% of total issued and outstanding capital stock of Hedetang Farm that it owns to Xi’an Yishengkang at RMB9,000 (approximately $1,324). On the same date, CCM Logistics  entered into another Equity Transfer Agreement with an individual and unrelated third party, Liyuan Ying, pursuant to which the Company agreed to sell 10% of its shares of total issued and outstanding capital stock of Hedetang Farm that it owns to Liyuan Ying for RMB1,000 (approximately $147).

(2) HeDeTang HK

On September 18, 2019, HeDeTang HK entered into a Share Transfer Agreement (the “Agreement”) with New Continent International Co., Ltd., (the “Buyer”) a company incorporated in the British Virgin Islands. Pursuant to the terms of the Agreement, the Buyer purchased 100% ownership of HeDeTang HK, which value is primarily derived from HeDeTang HK’s wholly-owned subsidiary HeDeJiaChuan Holdings Co., Ltd. and 73.41% owned subsidiary SkyPeople Juice Group Co., Ltd., for a total price of RMB 600,000 (approximately $85,714) (the “Sale Transaction”). The Sale Transaction was closed on February 27, 2020. In accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), the Company presented the operation results from HeDeTang HK and its subsidiaries as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operations of the discontinued component. The total assets of HeDeTang HK were $106.85 million as of February 27, 2020 and the total liabilities of HeDeTang HK were $231.21 million as of February 27, 2020, resulting in a gain on disposal of $123.69 million. There was no income or loss from HeDeTang HK from January 1, 2020 to the sale.

13. VARIABLE INTEREST ENTITIES

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

E-commerce Tianjin was incorporated by Mr. Zeyao Xue and Mr. Kai Xu solely for the purpose of holding the operation license of the Chain Cloud Mall System. Mr. Zeyao Xue is a major shareholder of the Company and the son of Mr. Yongke Xue, the Chairman of the Board of Directors of the Company. Mr. Kai Xu is the Deputy General Manager of Future Commercial Management (Beijing) Co., Ltd.

For the details about the VIE agreements, refer to Note 15 “Variable Interest Entities,” in the Company’s consolidated financial statements included in Company’s 2019 Form 10-K.

14. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables as of September 30, 2020 and December 31, 2019 consisted of the followings:

	September 30, 2020	December 31, 2019
Acquisition of Intangibles	$320,267	$15,374
Legal fee and other professionals	364,924	361,279
Wages and employee reimbursement	321,350	452,389
Suppliers	254,702	350,992
Accrued interest	67,025	85,600
Accrued tax payable	58,073	77,064
Others	11,756	-
Total	$1,398,097	$1,342,698

15. LOAN PAYABLE

As of September 30, 2020, loan payable were $0.86 million, which consisted of the loan payable of $0.17 million to Shaanxi Entai Bio-Technology Co., Ltd., loan payable $5,870 to Shenzhen Wangjv Trading Co., Ltd. and loan payable of $0.68 million to some individuals creditor.

The loan from Shaanxi Entai Bio-Technology Co., Ltd. of $0.17 million was an interest free loan and there is not assets pledged for this loan.

On June 15, 2020, the Company entered into a loan agreement with Shenzhen Wangjv Trading Co., Ltd. Pursuant to the loan agreement, the Company borrowed $0.21 million from Shenzhen Wangjv Trading Co., Ltd. at the annual interest rate of 8% for the use of working capital for a year. On July 6, 2020, the Company returned $0.20 million to Shenzhen Wangjv Trading Co., Ltd.

During the third quarter of 2020, the Company entered into a series of interest free loan agreements with some individual creditors, borrowing $0.68 million for short-term working capital needs. The repayment term is one year from the borrowing date.

On October 27, 2020, the Company entered into a series of Debt Repayment Agreements with some of the individual creditors, pursuant to which the Company agreed to repay $0.32 million debt owed to these individual creditors in the form of shares of Common Stock of the Company for an aggregate of 160,000 shares at a price of $2.00 per share (the “Debt Repayment”). As the closing price of the Company stock was $2.23 on October 27, the Company recognized loss of $0.04 million in other expenses during the fourth quarter of 2020. The Debt Repayment will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

16. REVENUES

All of our revenues are generated in China. The following table summarizes the Company's revenues disaggregated by revenue source (in thousands). The revenues are recognized as separate performance obligations that are satisfied by transferring control of the product or service to the customer. There was no deferred revenue.

	Three Months Ended		Nine Months Ended *
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue
Service fees	$38,109	$207,563	$348,896	$338,469
Sales of Goods	5,548	134,520	8,399	406,508
Total	$43,657	$342,083	$357,295	$744,977

*	Certain reclassifications have been made to the financial statements for the period ended September 30, 2019 to conform to the presentation for the period ended September 30, 2020, with no effect on previously reported net income (loss).

17. COMMITMENTS AND CONTINGENCIES

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

Entry into a material Definitive Agreement

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

This transaction is subject to the approval of the Security and Futures Commission of Hong Kong. As of the date of this report, the transaction is still pending.

Litigation

Legal case with Zhongcai

Hedetang Market, a subsidiary of CCM Tianjin, entered into a loan agreement with Shaanxi Zhongcai Pawn Co., Ltd. ("Zhongcai") in February 2015. Pursuant to the loan agreement, Hedetang Market borrowed $1.84 million from Zhongcai at the monthly interest rate of 0.4%. Hedetang Market provided its land use right as a pledge for the loan. Hedetang Market did not return the principal and interest on time pursuant to the loan agreement. Zhongcai filed an enforcement request with Xi’an Intermediate People’s Court in July 2015. In August 2017, Xi’an Intermediate People’s Court issued a verdict to seize the pledged land use rights of Hedetang Market for auction. As of the date of this report, the auction sale was not successful.  The Company recorded the unpaid amount of $1.84 million as loan payable.

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

Legal case with Cinda Capital Financing Co., Ltd.

In August 2017, Cinda Capital Financing Co., Ltd. (“Cinda”) filed a lawsuit with Beijing 2nd Intermediate People’s Court (the “Beijing Intermediate Court”) against the Company’s indirectly wholly-owned subsidiaries Shaanxi Guoweimei Kiwi Deep Processing Company, Ltd. (“Guoweimei”) and Hedetang Market (Hedetang Market and together with Guoweimei, “Lessees”) requested that Lessees repay RMB 50 million (approximately $7.27 million) in capital lease fees, plus interest. Cinda purchased or paid for refrigerant warehouse and trading hall to the suppliers and vendors and agreed to lease them to the Lessees for a leasing fee of RMB 50 million in December 2016. The capital leasing fee became due on its maturity date of June 2017, with certain land use rights of Lessees in Mei County and equity of Guoweimei as a pledge. The Company disputed that the land use rights for the refrigerant warehouse and trading hall were never sold to or transferred to Cinda, and argues that therefore it is a loan agreement and not a capital lease agreement among the parties. Lessees have taken the position that Cinda is not a bank and does not have government permits required to make loans in China, and the agreements including pledge agreement were invalid, void and without legal effect from the beginning. Therefore, the Company only has the obligations to repay principal but not the interest. In November 2017, Beijing Intermediate Court ruled in favor of Cinda and the Lessees appealed the case to the Beijing Supreme Court. The Beijing Supreme Court held a hearing at the end of July 2018. On December 4, 2018, the Beijing Supreme Court upheld the lower court’s decision. On April 8, 2019, Beijing Intermediate Court issued the verdict for enforcement of the judgment and the plaintiff has the priority rights for the repayment for the pledged land use rights of Lessees in Mei County and equity of Guoweimei. The case is under enforcement procedure and Cinda is in the process of sale the land use rights. Before the land use right is sold, the subsidiaries of SkyPeople China still owns the seized properties and the liabilities to Cinda. As of September 30, 2020, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

In August 2017, Cinda Capital Financing Co., Ltd. (“Cinda”) filed another lawsuit with Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Guoweimei and SkyPeople China for repayment of a leasing fee of RMB 84.97 million (approximately $12.35 million) plus interest. In January 2014, Guoweimei and SkyPeople China (the “Equipment Lessees”) signed an Equipment Financial Lease Purchase Agreement with Cinda and an equipment supplier pursuant to which Cinda would provide funds to purchase equipment and the Equipment Lessees would lease the equipment from Cinda. Guoweimei pledged certain land use rights in Mei County to Cinda and Xi’an Hedetang and Hedetang Holding pledged their equities in Guoweimei to Cinda to secure the repayment. Mr. Hongke Xue also provided a personal guarantee for the payment of the leasing fee. Beijing Intermediate Court had two hearings of the case and on March 21, 2018, and it ruled in favor of Cinda to the effect that SkyPeople China and Guoweimei shall pay leasing fees due in the amount of RMB 21.00 million (approximately $3.05 million), as well as leasing fees not yet due in the amount of RMB 63.98 million (approximately $9.30 million), plus attorney’s fees and expenses. Beijing Intermediate Court also ruled that Mr. Hongke Xue is jointly liable for the debt as the guarantor, and that Cinda has priority rights to the pledged land use rights in Mei County and the pledged equities of Guoweimei as well as the ownership of the leasing properties until the leasing fees are paid. SkyPeople China has appealed the decision to the Beijing Supreme Court. The Beijing Supreme Court rejected the appeal and upheld the original verdict on September 7, 2018. The case is under enforcement procedure and Cinda is in the process of sale the seized properties. Before they are sold, the subsidiaries of SkyPeople China still owns the seized properties and the liabilities to Cinda. As of September 30, 2020, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Certain pending legal cases that we previously disclosed are related to the subsidiaries of HeDengTang HK, which was sold to New Continent International Co., Ltd. on February 27, 2020. Accordingly, the Company is no longer a party to these legal cases.

18. RISKS AND UNCERTAINTIES

Impact of COVID 19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, the pandemic quickly spread to many provinces, autonomous regions, and cities all over the China and other parts of the world. Substantially all of our revenues are generated in China. The Company’s results of operations have been materially negatively affected by the outbreak of COVID-19 in China, especially during the first half of 2020. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China, which has materially adversely affected the Company’s business and services and results of operations. Our suppliers have negatively been affected, and could continue to be negatively affected in their ability to supply and ship products to our customers by any further outbreak or resurgence of COVID-19 in China. Our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase products and services from us, which may materially adversely impact our revenue. The business operations of the third parties’ stores on our platform have been and could continue to be negatively impacted by any further outbreak or resurgence of COVID-19, which may negatively impact their operations and business, which may in turn adversely affect the business of our platform as a whole as well as our financial condition and operating results. Some of our customers, contractors, suppliers and other business partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. Further, as we do not have access to a revolving credit facility, there can be no assurance that we would be able to secure commercial debt financing in the future in the event that we require additional capital.

The Company’s promotion strategy of the CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences before the outbreak. Although China has already begun to recover from the outbreak of COVID-19, the Chinese government still put a restriction on large gatherings. These restrictions made the promotion strategy for CCM Shopping Mall difficult to implement.

Consequently, our results of operations have been materially adversely affected. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control.

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

19. SUBSEQUENT EVENTS

On November 2, 2020, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company agreed to sell to these investors in a private placement 167,034 shares of the Company’s common stock, at a purchase price of $1.87 per share for an aggregate offering price of $312,352. This private placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

Overview of Our Business

Future FinTech is a holding company incorporated under the laws of the State of Florida. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to a real-name blockchain technology and e-commerce platform that integrates blockchain and internet technology business. The main business of the Company includes an online shopping platform, Chain Cloud Mall (CCM), which is based on blockchain technology; a cross-border e-commerce platform (NONOGIRL) which started its trial operation in March 2020 and formally launched in July 2020; a blockchain-based application incubator and technical service and support for real name and blockchain based assets and their operating entities (DCON); and the application and development of blockchain-based e-commerce technology and financial technology.

Currently, the Android version app of the NONOGIRL platform has been launched on Googleplay, Tencent Application Treasure, Xiaomi, OPPO, and VIVO application stores, and the IOS version app of the platform has been launched on Apple App Store. As of September 30, 2020, there were 10,450 registered users of the NONOGIRL platform, of which 1,210 were in China and 9,240 were outside of China

The Company is also expanding into financial service business. On July 13, 2020, the Company entered into a Share Exchange Agreement with Joy Rich Enterprises Limited (“Joy Rich”) to acquire 90% of the issued and outstanding shares of Nice Talent Asset Management Limited (“NTAM”), a Hong Kong-based asset management company, from Joy Rich. NTAM is licensed under the Securities and Futures Commission of Hong Kong (“SFC”) to carry out regulated activities in Type 4: Advising on Securities and Type 9: Asset Management. The transaction is expected to close by the end of November 2020.

In August 2020, the Company announced that it plans to enter the challenger bank and digital payment sector. The challenger banks distinguish themselves from the historic banks by modern financial technology practices, such as online-only operations without physical retail stores, which reduce the banking costs and avoid the complexities of traditional banking. In recent years, challenger banks and third-party payment systems have grown rapidly worldwide, rising to the top of the financial services industry, with personalized banking services that have reinvented the customer experience. Countries around the globe have enforced lockdowns recently and have advised their citizens to socially distance during the COVID-19 pandemic leading to traditional physical banking services declining due to health and safety concerns. This has expedited innovation in financial banking industries. FTFT has already recruited certain professionals from this industry, and has been in frequent contact with companies in this sector in Southeast Asia and Europe, in order to find M&A targets.

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

Merchants on the Chain Cloud Mall issue their own blockchain points and anti-counterfeiting QR codes. Every product comes with unique anti-counterfeiting QR codes on the label. Customers collect the points issued by the merchants by scanning products with their mobile phones on the anti-counterfeiting QR code. These QR codes are generated by blockchain system of Chain Cloud Mall and provided to merchants. The successful collection of the merchant points confirms that the authentication of product from such enterprise. The Chain Cloud Mall records and provides Chain Cloud Mall points to its members upon a successful new member and/or product referral, which can be used as credit when making purchases on CCM. It incentivizes its members to promote the platform and share the products with their social contacts, which in turn increases the sales through Chain Cloud Mall and helps the Company generate greater value.

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

4.	Member community system to build a high value community

Anti-counterfeiting technology plus the Company’s secondary data traffic platform have created great value for the merchants that have stores on our platform. By gathering all loyal customers to a merchant’s store, it can build a community of people with the common interest. Through the community, the merchant can form a self-organizing system with customer groups to maximize the interests of such merchant.

Approximately $8,000 and $406,000 were recognized as revenues from orders on sales of the Company’s own products on the platform for the nine months ended September 30, 2020 and September, 2019, respectively.

During the third quarter of 2020, the Company’s Board of Directors passed a resolution to close the operation of CCM Logistics, a subsidiary located in the national kiwifruit Industrial Park of Baoji City. In July 2020, the Company established a winding-down plan to close this operation.

On November 12, 2020, CCM Tianjin, a wholly owned subsidiary of the Company entered into an Equity Transfer Agreement with Xi’an Yishengkang Information Technology, Ltd. (“Xi’an Yishengkang”), an unrelated third party, pursuant to which CCM Tianjin agreed to sell 90% of total issued and outstanding capital stock of Hedetang Market that it owns to Xi’an Yishengkang for RMB9,000 (approximately $1,324). On the same date, CCM Logistics  entered into another Equity Transfer Agreement with an individual and unrelated third party, Liyuan Ying, pursuant to which CCM Tianjin agreed to sell 10% of total issued and outstanding capital stock of Hedetang Market that it owns to Liyuan Ying for RMB1,000 (approximately $147).

Impact of COVID-19 on our Business

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, the pandemic quickly spread to many provinces, autonomous regions, and cities all over the China and other parts of the world.COVID-19 has materially and adversely affected our business, especially during the first six months of 2020. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China.

Substantially all of our revenues are generated in China. In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China was closed and all of the Company’s employees worked from home from Chinese New Year at the end of January until late March 2020. Other businesses in China started reopening around the end of the first quarter as well, and more and more businesses, transportation, logistic and marketing activities have gradually resumed since then. Our offices currently are in normal operation. However, quarantines, travel restrictions, and the temporary closure of office buildings have negatively impacted our business during the outbreak. Our suppliers have negatively been affected, and could continue to be negatively affected in their ability to supply and ship products to our customers by any further outbreak or resurgence of COVID-19 in China. Our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase products and services from us, which may materially adversely impact our revenue. The business operations of the third parties’ stores on our platform have been and could continue to be negatively impacted by any further outbreak or resurgence of COVID-19, which may negatively impact their operations and business, which may in turn adversely affect the business of our platform as a whole as well as our financial condition and operating results. The outbreak has had and might continue to have disruption to our supply chain, logistics providers, customers or our marketing activities if there is a resurgence of COVID-19 in China, which could materially adversely impact our business and results of operations, including causing our suppliers to cease manufacturing products for a period of time or materially delay delivery to us and customers, which may also lead to loss of customers, as well as reputational, competitive and business harm to us. Some of our customers, contractors, suppliers and other business partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted.

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

Consequently, our results of operations have been materially adversely affected. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control.

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

Results of Operations

Comparison of Three Months ended September 30, 2020 and 2019:

Revenue

The following table presents our consolidated revenues for each of our main services and products for the three months ended September 30, 2020 and 2019, respectively (in thousands):

	Three months ended September 30,		Change
	2020	2019	Amount	%
Service fees	$38	208	$(170)	(81.7)%
Sales of Goods	6	134	(128)	(95.5)%
Total	$44	$342	$(298)	(87.1)%

The Company’s promotion strategy previously mainly relied on the training of members and distributors through meetings and conferences. Due to the outbreak of COVID-19, the Chinese government put a restriction on large gatherings and these restrictions made the promotion strategy for CCM Shopping Mall and NONOGIR difficult to implement. As a result, there was a decrease in the sales of good due to the lack of ability to promote the use of our CCM shopping mall and NONOGIR to purchase our products through existing marketing strategies.

Revenue from service fees includes CCM Shopping Mall and NONOGIRL membership, agent fees, commission on sales, service fees, etc. In the second quarter of 2020, the Company launched CCM v3.0. With the new application, the Company charges RMB 1,000 (approximately $142) per year to the suppliers, who agree to adopt the QRO anti-counterfeiting code for their products, which they sell in CCM and NONOGIR. Members that serve as agents to sell products for CCM and NONOGIR suppliers are charged a one-time agent fee of RMB 3,820 (approximately $543) by CCM and NONOGIR. CCM and NONOGIR also charges commission from products sold on the platform, and service fee from the agent, who receive commission from the suppliers.

As there was no promotion of the CCM shopping mall and NONOGIR, revenue from service fees also decreased in the third quarter of fiscal year 2020, compared to the same period of 2019.

Gross Margin

The following table presents the consolidated gross profit of each of our main services and products and the consolidated gross profit margins for the three months ended September 30, 2020 and 2019, respectively (in thousands):

	Three months ended September 30,
	2020		2019
	Gross profit	Gross margin	Gross profit	Gross margin
Service fees	$27	71.6%	$185	88.9%
Sales of Goods	3	51.2%	80	59.7%
Total/Overall (for gross margin)	$30	69.0%	$265	77.5%

The decrease in gross margin as a percentage of revenue for the nine months ended September 30, 2020 as compared to the same period of last year was due to a decrease in gross margin from services fees, which accounts for 89.7% of total revenue for the three months ended September 30, 2020.

The decrease in gross profit from service fees for the nine months ended September 30, 2020 as compared to the same period of last year in dollar amount was mainly due to a decrease in revenue.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended September 30, 2020 and 2019, respectively (in thousands):

	Third quarter of 2020		Third quarter of 2019
	Amount	% of revenue	Amount	% of revenue
General and administrative	$809	1,839.0%	$921	269.3%
Selling expenses	26	59.1%	243	71.2%
Bad debt provision	248	564.0%	1	-
Total operating expenses	$1,083	2,461.0%	$1,165	340.5%

The decrease in general and administrative expenses for the nine months ended September 30, 2020 as compared to the same period of last year was mainly due to the decrease in payroll related expenses as a result of the Company’s cost control efforts.

The decrease in selling expenses for the nine months ended September 30, 2020 as compared to the same period of last year was mainly due to a decrease in payroll related expenses for the sales staff, which staffs, who now are mainly based on performance-based commission. In addition, the shipping expenses decreased as a result of a decreased in the sales volume in the third quarter of 2020, compared to the same period of 2019.

Bad debt provision for the three months ended September 30, 2020 was mainly for the other receivables, which are more than three months past due.

Other Income (Expense), Net

Other expenses, net increased by $1.44 million to $1.42 million for the three months ended September 30, 2020 from other expenses of $0.02 million in the same period of the last fiscal year, primarily due to an increase in loss of $1.95 million recorded in the third quarter of 2020 for the issuance of common stock for the Debt Repayment Agreement that the Company entered during fiscal year 2020.

Income Tax

There were no provisions for income taxes, as the company suffered a loss.

Non-controlling Interests

As of September 30, 2020, Shaanxi Chunlv Ecological Agriculture Co., Ltd. holds 20.0% interest in Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited (“CCM Logistics”), CCM Logistics holds 10% interest in ) Hedetang Farm Products Trading Market (Mei County) Co., Ltd., Nature Worldwide Resources Ltd. held a 40% interest in DCON Digipay, and Shaanxi Yinlian holds 45% interest in Zhonglian Hengxin.

Comparison of Nine Months ended September 30, 2020 and 2019:

Revenue

The following table presents our consolidated revenues for each of our main services and products for the nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Nine months ended September 30		Change
	2020	2019	Amount	%
Service fees	$349	339	$10	2.9%
Sales of Goods	8	406	(398)	(98.0)%
Total	$357	$745	$(388)	(52.1)%

The decrease in revenue for the nine months ended September 30, 2020 as compared to the same period of last year was due to a decrease in sales of goods.

The decrease in sale of goods was mainly due to the negative impact of COVID-19 during this period, as the staff could not work in the office and shipments stopped during the first quarter. In addition, the Company is lack of ability to promote the use of our CCM shopping mall and NONOGIRL to purchase our products through existing marketing strategies.

As a percentage of total revenue, revenue from service fees was 97.8% and 45.5% for the nine months ended September 30, 2020 and September 30, 2019, respectively.

In the second quarter of 2020, the Company launched CCM v3.0. With the new application, the Company charges RMB 1,000 (approximately $142) per year to the suppliers, who agree to adopt the QRO anti-counterfeiting code for their products, which they sell in CCM. Members that serve as agents to sell products from CCM suppliers are charged a one-time agent fee of RMB 3,820 (approximately $543) by CCM. CCM also charges commission from products sold on the platform, and service fee from the agent, who receive commission from the suppliers.

Gross Margin

The following table presents the consolidated gross profit of each of our main services and products and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Nine months ended September 30,
	2020		2019
	Gross profit	Gross margin	Gross profit	Gross margin
Service fees	$329	94.3%	$305	90.0%
Sales of Goods	5	62.5%	117	28.8%
Total/Overall (for gross margin)	$334	93.5%	$422	56.7%

The increase in gross margin as a percentage of revenue for the nine months ended September 30, 2020 as compared to the same period of last year was mainly attributable to the decrease in the revenue percentage of sales of goods relative to the total revenue. Sale of goods has a lower margin. The decrease in the dollar value of overall gross margin for the nine months ended September 30, 2020 as compared to the same period of last year was mainly due to the decrease in revenue from the sales of goods.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Nine months ended September 30, 2020		Nine months ended September 30, 2019
	Amount	% of revenue	Amount	% of revenue
General and administrative	$3,082	862.7%	$2,555	343.0%
Selling expenses	47	13.1%	780	104.7%
Bad Debt provision	247	69.2%	8	1.0%
Total operating expenses	$3,376	944.9%	$3,343	448.7%

The increase in general and administrative expenses for the nine months ended September 30, 2020 as compared to the same period of the last fiscal year was mainly due to stock related expenses of $1,191 thousand that the Company recorded during first quarter of 2020, for a Consulting Service Agreement that the Company entered into on January 25, 2020 with Dragon Investment Holding Limited (Malta), which was partially offset by the decrease in payroll related expenses as a result of the Company’s cost control efforts.

The decrease in selling expenses thousand for the nine months ended September 30, 2020, compared to the same period of the last fiscal year was mainly due to a decrease in  payroll related expenses for the sales staffs, who now are mainly on performance based compensation. In addition, the shipping expenses decreased as a result of a decreased in the sales volume during the nine months ended September 30, 2020.

Bad debt provision incurred during the period ended September 30, 2020 was mainly for the other receivables, which are more than three months past due.

Other Income (Expense), Net

Other expenses, net increased by $2.04 million to $2.17 million for the nine months ended September 30, 2020 from other expenses of $0.13 million in the same period of the last fiscal year, primarily due to the increase of loss of $1.95 million related with the issuance of common stock for the Debt Repayment Agreement that the Company entered during the nine months ended September 30, 2020.

Non-controlling Interests

As of September 30, 2020, Shaanxi Chunlv Ecological Agriculture Co., Ltd. holds 20.0% interest in Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited (“CCM Logistics”), CCM Logistics holds 10% interest in Hedetang Farm Products Trading Market (Mei County) Co., Ltd., Nature Worldwide Resources Ltd. held a 40% interest in DCON Digipay, and Shaanxi Yinlian holds 45% interest in Zhonglian Hengxin.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $0.96 million, as compared to $0.53 million as of December 31, 2019.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities and issuance of stock. Our working capital was $4.0 million, as of September 30, 2020, an increase of $106 million from working capital of negative $102 million  as of September 30, 2019, mainly due to a decrease in current liabilities.

Net cash used in operating activities decreased by $6.5 million to $0.8 million for the nine months ended September 30, 2020 from $7.3 million for the same period of the last fiscal year. The decrease in net cash used in operating activities was primarily due to an increase in net income.

Net cash used in investing activities was $5.1 million for the nine months ended September 30, 2020. Net cash used in investing activities was mainly for the payment in short-term loan investment of $5.1 million and the purchase of accounting software of $1,259 for the nine months ended September 30, 2020.

Net cash provided in financing activities for the nine months ended September 30, 2020 was $7.2 million representing an increase of $6.2 million, as compared to cash provided by financing activities of $1.0 million during the nine months ended September 30, 2019. The increase in cash provided by financing activities was mainly attributable to the proceeds of $5.5 million from loan payables that the Company received during the nine months ended September 30, 2020.

Off-balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal interim financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

As described in our Annual Report for the year ended December 31, 2019 and the footnotes of this Quarterly Report, we are party to a number of legal proceedings. There have been no material developments in those proceedings during the three months ended September 30, 2020.

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

November 16, 2020

By:	/s/ Jing Chen
Jing Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)

November 16, 2020