Form 10-K
period 2020-12-31
Future FinTech Group Inc.
filed 2021-04-15
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission File Number 001-34502

Future FinTech Group Inc.

(Exact name of registrant as specified in its charter)

Florida	98-0222013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Americas Tower, 1177 Avenue of The Americas Suite 5100, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: 888-622-1218

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant, based upon the closing price of $1.16 per share for shares of the registrant’s Common Stock on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NASDAQ Capital Market, was approximately $23.76 million.

The number of shares of Common Stock outstanding as of April 12, 2021 was 65,286,192.

FUTURE FINTECH GROUP INC.

Annual Report on Form 10-K for Fiscal Year Ended December 31, 2020

i

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Annual Report”) of Future Fintech Group, Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our”, “the Company” or “Future FinTech”)  includes forward-looking statements regarding, among other things, Future FinTech’s plans, strategies and prospects, both business and financial. Although Future FinTech believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Future FinTech cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” from time to time in Future FinTech’s filings with the SEC. Many of the forward-looking statements contained in this presentation may be identified by the use of forward-looking words such as “believe”, “expect”, “anticipate”, “should”, “planned”, “will”, “may”, “intend”, “estimated”, “aim”, “on track”, “target”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “seek”, “would”, “could”, “continue”, “ongoing”, “upside”, “increases” and “potential”, among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this presentation are set forth in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

ii

PART I

ITEM 1 – BUSINESS

Overview

Future FinTech is a holding company incorporated under the laws of the State of Florida. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to a real-name blockchain based e-commerce platform that integrates blockchain and internet technology. The main business of the Company includes an online shopping platform, Chain Cloud Mall (“CCM”), which is based on blockchain technology; a cross-border e-commerce platform (“NONOGIRL”); a blockchain-based application incubator; and technical service and support for real name and blockchain based assets and their operating entities; and the application and development of blockchain-based e-commerce technology and financial technology. The Company is also expanding into financial services.

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

NONOGIRL started its trial operation in March 2020 and formally launched in July 2020. It is a cross-border e-commerce platform, which aims to build a new s2b2c (supplier to business and consumer) outsourcing sales platform dominated by social media influencers. It is aimed at the growing female consumer market, with the ability to broadcast, short video, and all forms communication through the platform. It can also create a sale oriented sharing ecosystem with other major social media used by customers, etc.

The Company currently has three direct wholly-owned subsidiaries: DigiPay FinTech Limited (“DigiPay”), a company incorporated under the laws of the British Virgin Islands, Future FinTech (Hong Kong) Limited, a company incorporated under the laws of Hong Kong, and GlobalKey Shared Mall Limited, a company incorporated under the laws of Cayman Islands (“GlobalKey Shared Mall”).

SkyPeople Foods Holding Limited (“SkyPeople BVI”), a company organized under the laws of the British Virgin Islands, held 100% of the equity interest of HeDeTang Holdings (HK) Ltd. (“HeDeTang HK”), a company organized under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong”), and HeDeTang HK holds 73.42% of the equity interest of SkyPeople Juice Group Co., Ltd., (“SkyPeople (China)”), a company incorporated under the laws of the PRC. SkyPeople (China) has eleven subsidiaries in the PRC, which are mainly involved in the production and sales of fruit juice concentrates, fruit juice beverages and other fruit-related products in the PRC and overseas markets. On February 27, 2020, SkyPeople BVI completed the transfer of its ownership of HeDeTang HK to New Continent International Co., Ltd. (the “Buyer”), an unrelated third party and a company incorporated in the British Virgin Islands for a total price of RMB 0.6 million (approximately $85,714), pursuant to a Share Transfer Agreement entered into by the Seller and the Buyer on September 18, 2019 and approved at the special shareholders meeting of the Company on February 26, 2020. SkyPeople BVI had no operational assets or business after the transfer and the Company dissolved SkyPeople BVI on July 27, 2020.

Future FinTech (HongKong) Limited (“FinTech HK”) holds 100% of the equity interests of Future Commercial Management Co., Ltd. (formerly known as China Agricultural Silkroad Finance Lease Ltd.), Future Digital Tech (Xi’an) Co., Ltd. (“Digital Tech Xi’an”) , GuangChengJi (Shanghai) Industrial Co., Ltd, Future Commercial Management (Beijing) Co., Ltd. and Future Commercial Group Co., Ltd. Digital Tech Xi’an holds 100% of the equity interest of Chain Future Digital Tech (Beijing) Co., Ltd. Future Commercial Group Co., Ltd. and Future Commercial Management Co., Ltd. holds 90% and 10% of the equity interests of Globalkey Supply Chain Co,. Ltd. respectively. DigiPay FinTech Limited holds 60% equity interest of DCON DigiPay Limited, a company incorporated in Japan.

GlobalKey Shared Mall holds 100% equity interests of Chain Cloud Mall Network and Technology (Tianjin) Co., Limited (“CCM Network”) and QR (HK) Limited. CCM Network holds 80% equity interest of Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited (“CCM Logistics”) and 90% equity interest of HeDeTang Farm Products Trading Market (Mei County) Co., Ltd. (“HeDeTang Farm”) CCM Logistics owns the remaining 10% equity interest of HeDeTang Farm and 100% equity interest of GlobalKey Supply Chain Limited. On July 24, 2020, the Company’s Board of Directors decided to close the business operation of CCM Logistics and HeDeTang Farm.

On November 12, 2020, CCM Network entered into an Equity Transfer Agreement with Xi’an Yishengkang Information Technology, Ltd. (“Xi’an Yishengkang”), an unrelated third party, pursuant to which CCM Network agreed to sell 90% of total issued and outstanding capital stock of HeDeTang Farm that it owned to Xi’an Yishengkang for RMB9,000 (approximately $1,324). On the same date, CCM Logistics entered into an Equity Transfer Agreement with an individual and unrelated third party, Liyuan Ying, pursuant to which CCM Logistics agreed to sell 10% of total issued and outstanding capital stock of HeDeTang Farm that it owned to Liyuan Ying for RMB1,000 (approximately $147).

On July 31, 2019, CCM Network, Chain Cloud Mall E-commerce (Tianjin) Co., Ltd., a limited liability company incorporated under the laws of the China (the “E-commerce Tianjin”), and Mr. Zeyao Xue and Mr. Kai Xu, citizens of China and shareholders of E-commerce Tianjin, entered into the following agreements, or collectively, the “Variable Interest Entity Agreements” or “VIE Agreements,” pursuant to which CCM Network has contractual rights to control and operate the business of E-commerce Tianjin (the “VIE”). Mr. Zeyao Xue is a major shareholder of the Company and the son of Mr. Yongke Xue, our Chairman of the Board. Mr. Kai Xu was the Chief Operating Officer of the Company and currently is the Deputy General Manager of FT Commercial Group Ltd. , a wholly owned subsidiary of the Company.

Pursuant to Chinese law and regulations, a foreign owned enterprise cannot apply for and hold a license for operation of certain e-commerce businesses. CCM Network is an indirectly wholly foreign owned enterprise of the Company (“WOFE”). In order to comply with Chinese law and regulations, CCM Network agreed to provide E-commerce Tianjin an Exclusive Operation and Use Rights Authorization to operate and use the Chain Cloud Mall System owned by CCM Network.

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

As a result of the contractual arrangements with our VIE, we are regarded as the primary beneficiary of our VIE, and we treat them and their subsidiaries as our consolidated affiliated entities under U.S. GAAP. We have consolidated the financial results of our VIE in our consolidated financial statements in accordance with U.S. GAAP.

Agreements that Allow us to Receive Economic Benefits from our VIE

Exclusive Technology Consulting and Service Agreement.

Pursuant to the Exclusive Technology Consulting and Service Agreement, CCM Network agreed to act as the exclusive consultant of E-commerce Tianjin and provide technology consulting and services to E-commerce Tianjin. In exchange, E-commerce Tianjin agreed to pay CCM Network a technology consulting and service fee, the amount of which is to be equivalent to the amount of net profit before tax of E-commerce Tianjin, payable on a quarterly basis after making up losses of previous years (if necessary) and deducting necessary costs, expenses and taxes related to the business operations of E-commerce Tianjin. Without the prior written consent of CCM Network, E-commerce Tianjin may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be CCM Network’s sole and exclusive property. This agreement has a term of 10 years and may be extended unilaterally by CCM Network with CCM Network’s written confirmation prior to the expiration date. E-commerce Tianjin cannot terminate the agreement early unless CCM Network commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

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

Equity Pledge Agreement.

Pursuant to the Equity Pledge Agreements, Mr. Zeyao Xue and Mr. Kai Xu pledged all of the Equity Interests to CCM Network to secure the full and complete performance of the obligations and liabilities on the part of E-commerce Tianjin and them under this and the above contractual arrangements. If E-commerce Tianjin, Mr. Zeyao Xue, or Mr. Kai Xu breaches their contractual obligations under these agreements, then CCM Network, as pledgee, will have the right to dispose of the pledged equity interests. Mr. Zeyao Xue and Mr. Kai Xu agree that, during the term of the Equity Pledge Agreements, they will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and they also agree that CCM Network’s rights relating to the equity pledge should not be interfered with or impaired by the legal actions of the shareholders of E-commerce Tianjin, their successors or designees. During the term of the equity pledge, CCM Network has the right to receive all of the dividends and profits distributed on the pledged equity. The Equity Pledge Agreements will terminate on the second anniversary of the date when E-commerce Tianjin, Mr. Zeyao Xue and Mr. Kai Xu have completed all their obligations under the contractual agreements described above.

Agreements that Provide us with the Option to Purchase the Equity Interests in and Assets of our VIE

See Exclusive Purchase Option Agreement above

Spousal Consent Letters. The spouse of Mr. Kai Xu (Mr. Zeyao Xue is not married), the shareholder of E-commerce Tianjin has signed a spousal consent letter agreeing that the equity interests in E-commerce Tianjin held by and registered under the name of such shareholder will be disposed pursuant to the contractual agreements with CCM Network. The spouse of such shareholder agreed not to assert any rights over the equity interest in E-commerce Tianjin held by such shareholder.

Impact of COVID-19 on our Business

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, the pandemic quickly spread to many provinces, autonomous regions, and cities all over the China and other parts of the world. COVID-19 has materially and adversely affected our business, especially during the first six months of 2020. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China.

Substantially all of our revenues are generated in China. In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China was closed and all of the Company’s employees worked from home from Chinese New Year at the end of January 2020 until late March 2020. Other businesses in China started reopening around the end of the first quarter as well, and more and more businesses, transportation, logistic and marketing activities have gradually resumed since then. Our offices currently are in normal operation. However, quarantines, travel restrictions, and the temporary closure of office buildings have negatively impacted our business during the outbreak. Our suppliers have negatively been affected, and could continue to be negatively affected in their ability to supply and ship products to our customers by any further outbreak or resurgence of COVID-19 in China. Our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase products and services from us, which may materially adversely impact our revenue. The business operations of the third parties’ stores on our platform have been and could continue to be negatively impacted by any further outbreak or resurgence of COVID-19, which may negatively impact their operations and business, which may in turn adversely affect the business of our platform as a whole as well as our financial condition and operating results. The outbreak has had and might continue to have disruption to our supply chain, logistics providers, or customers if there is a resurgence of COVID-19 in China, which could materially adversely impact our business and results of operations, including causing our suppliers to cease manufacturing products for a period of time or materially delay delivery to us and customers, which may also lead to loss of customers, as well as reputational, competitive and business harm to us. The Company’s promotion strategy for our e-commerce platforms mainly relied on the training of members and distributors through meetings and conferences. Due to the outbreak of COVID-19, the Chinese government put a restriction on large gatherings and these restrictions made the promotion strategy for CCM Shopping Mall and NONOGIRL difficult to implement, which have caused the decrease in the sales and enrollment of new members. Some of our customers, contractors, suppliers and other business partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted.

The global economy has also been materially negatively affected by the COVID-19 and there is continued uncertainty about the duration and intensity of its impacts. The Chinese and global growth forecast is extremely uncertain, which would seriously affect customer spending in our shopping mall.

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic may result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of the Company’s Common Stock.

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

Consequently, our results of operations have been materially adversely affected. Any future impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control.

Company Strategy and Principal Products and Services

Our core business historically has been in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC and internationally. Due to drastically increased production cost and tightened environmental laws in China, the Company has transformed its main business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology in fiscal year 2019. The e-commerce platform contributed 93.7% and 96.4% to the total revenue for fiscal 2020 and 2019 respectively.

On February 27, 2020, the Company completed the transfer of its ownership of HeDeTang HK to New Continent International Co., Ltd. (the “Buyer”), a company incorporated in the British Virgin Islands, pursuant to a Share Transfer Agreement (the “Agreement”) entered on September 18, 2019. Pursuant to the terms of the Agreement, the Buyer purchased 100% ownership of HeDeTang HK. (the “Sale Transaction”)

Following the completion of the Sale Transaction, the main business operations of the Company are focused on our real-name and membership-based blockchain shared shopping mall platform and cross-border e-commerce platform NONO Girl which was formally launched in July 2020.

As the Company sold its juice related segment, the financial position and operating results of HeDeTang HK have been classified as discontinued operations within the accompanying consolidated financial statements of the Company.

The main business of the Company includes an online shopping platform, Chain Cloud Mall (“CCM”), which is based on blockchain technology; a cross-border e-commerce platform (“NONOGIRL”); a blockchain-based application incubator; and technical service and support for real name and blockchain based assets and their operating entities ; and the application and development of blockchain-based e-commerce technology and financial technology. The Company is also expanding into financial services business.

On July 13, 2020, the Company entered into a Share Exchange Agreement with Joy Rich Enterprises Limited (“Joy Rich”) to acquire 90% of the issued and outstanding shares of Nice Talent Asset Management Limited (“NTAM”), a Hong Kong-based asset management company, from Joy Rich. NTAM is licensed under the Securities and Futures Commission of Hong Kong (“SFC”) to carry out regulated activities in Type 4: Advising on Securities and Type 9: Asset Management. The transaction was expected to close before the end of 2020. However, the closing process was impacted by both the Covid-19 global pandemic and slow regulatory approval from Hong Kong regulatory agencies. Consequently, there had been delayed progress as to the closing of the acquisition. The closing date as stipulated in the Agreement was no later than December 31, 2020, but since July 2020 there have been changes in NTAM’s business performance as well as the price of the Company’s common stock. On April 9, 2021, the parties entered into the First Amendment (the “Amendment”) to the Share Exchange Agreements. Pursuant to the Amendment, the parties agree to amend the purchase price and certain earn-out terms as follows: (i) the aggregate purchase price for Nice Shares shall be HK$144,000,000 (the “Purchase Price”) and it shall be paid in the shares of common stock of the Company (the “Company Shares”); (ii) 60% of the Purchase Price or HK$86,400,000 shall be paid in the shares of common stock of the Company based on 95% of the closing price of the Company’s common stock listed on Nasdaq Stock Exchange on the date prior to the date of the Amendment and the foreign exchange rate between HK$ and US$ shall be 7.7:1; (iii) 20% of Purchase Price shall be paid in the shares of common stock of the Company if Nice achieves an Earnings Before Interest and Taxes (the “EBIT”) of HK$14,000,000 (the “2021 EBIT Goal”), as evidenced in its 2021 audited financial statements for fiscal year ended December 31, 2021 audited by the auditor of the Company (the “2021 Earn-Out Shares”); (iv) the final 20% of Purchase Price shall be paid in the shares of common stock of the Company if Nice achieves an EBIT of HK$20,000,000 (the “2022 EBIT Goal”), as evidenced in its 2022 audited financial statements for fiscal year ended December 31, 2022 audited by the auditor of the Company (the “2022 Earn-Out Shares”); (v) if Nice does not achieve the EBIT Goal for a given year, the shortfall between EBIT Goal and the actual EBIT for that year shall be the EBIT Shortfall (the “EBIT Shortfall”) and the amount of an EBIT Shortfall Fee that equals to 10 (ten) times of the EBIT Shortfall amount (the “EBIT Shortfall Fee”) shall be paid in cash by the Seller to the Buyer even though such year’s Earn-Out Shares shall still be issued in full to the Seller.

On February 26, 2021, Future FinTech Group Inc. (the “Company”) and Future Supply Chain Co., Ltd., a wholly owned subsidiary of the Company and a company incorporated under the laws of China entered into a Share Exchange Agreement (the “Agreement”) with Sichuan Longma Electronic Technology Co. Ltd., a company incorporated under the laws of China (“Seller”) and Sichuan Ticode Supply Chain Management Co., Ltd., a company incorporated under the laws of China (“Ticode”). Pursuant to the Agreement, the Company, through the Buyer will acquire 60% of the equity interest of Ticode from the Seller in exchange for 7,789,882 shares of common stock of the Company. Ticode provides financial services for the supply chain industry. Ticode’s business includes procurement agent services, sales agent services, inventory pledged loan services, and supply chain financing intermediary services. Ticode’s supply chain related services cover electronic components, technology services to supply chain data management for the electronics industry, and supply chain management for various electronic components and materials, metal materials and raw plastic materials.

On March 18, 2021, the Company filed Articles of Amendment (the “Amendment”) with the Secretary of State for the State of Florida to amend its Second Amended and Restated Articles of Incorporation to increase the amount of authorized shares of its common stock, par value $0.001 per share, from 60,000,000 to 300,000,000. The Amendment was approved by the Company’s Board of Directors (the “Board”) on February 12, 2021 and by shareholders holding a majority of the Company’s issued and outstanding capital stock on February 12, 2021. The Amendment does not affect the rights of the Company’s shareholders and was effective immediately upon filing

Chain Cloud Mall (CCM)

The Company has transformed its business from fruit juice manufacturing and distribution to a real-name and membership-based blockchain e-commerce platform that integrates blockchain and internet technology.

The trial operation of CCM started on December 26, 2018. On January 22, 2019, the Company formally launched Chain Cloud Mall, the real-name and membership-based blockchain shared shopping mall platform that integrates blockchain and internet technology and distinguishes itself by utilizing the automatic value distribution system of blockchain and sharing the value of the platform to all the participants in the system.

On June 1, 2019, CCM v2.0 was launched. Compared to the 1.0 version, CCM v2.0 has a wider variety of product categories, easier user interface, more transparent information, more stable operations, a higher security level, and faster logistics.

On May 1, 2020, CCM v3.0 was launched. The latest CCM v3.0 creates a new value cycle system of online shopping mall with the real-name blockchain system with following characteristics:

1.	Blockchain anti-counterfeiting

2.	Blockchain points settlement leads to secondary data traffic

3.	Points promotion system

4.	Member community system to build a high value community

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

Based on blockchain technology, CCM is established to transform the relationship between companies and consumers from a traditional selling and buying relationship to a value-sharing relationship. The platform fairly distributes the benefits of the entire mall to users who engage in promotion, development, and consumption based on their contributions to the platform. The members of CCM are not only consumers and entrepreneurs but also participants, promoters and beneficiaries.

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

Currently, there are three kinds of membership programs with different membership Fees. The members are required to log onto CCM app or web portal in order to download some of their rewarding points each day. The member could download all his/her rewarding points if he/she logs onto the app or web portal for at least 200 days within the membership valid period which is 365 days. Members must renew their membership before expiration to continue earning points and enjoy the discounts. A non-member user can purchase products from the platform but does not enjoy the above-mentioned benefits.

Membership benefits are as follows:

1)	Receive a merchandise gift package

2)	Exclusive discounts for merchandise sold on the CCM Web and App

3)	Receive CCM-Points upon a successful new member and product referral

CCM-Points can be used as coupons for the member’s future purchases on our app and website.

CCM had approximately 6,687 and 6,401 users as of December 31, 2020 and December 31, 2019, respectively.

We currently generate revenues primarily from fixed membership fees and selling products on our platform to users, including both members and non-members. Membership revenue is recognized when a member registers and makes his/her first order on CCM app or web portal.

For the year ended December 31, 2020, approximately $0.34 million was recognized for fixed membership fees revenue from 5,362 members and approximately $9,159 for merchandise sales revenue from orders on the Company’s own sales platform, which in total account for 2.47% of our total revenue.

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

We compete primarily on the basis of the following factors: (i) our ability to attract and retain a large number of members and other users and establish strong community bonding and maintain member loyalty through interaction effectively and reward programs; (ii) our shared shopping platform that enables users to buy products easily; (iii) strong fulfillment capabilities, including logistics and online payment, (iv) advanced technology infrastructure, and (v) reliable and flexible supply chain and strong manufacturing partner network.

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

2.	Blockchain points settlement leads to secondary data traffic

Blockchain points are also discount coupons for merchants, guiding customers to the platform of the merchants, and provide them discounts when purchasing. This process is called secondary data traffic. It is important to maintain old customers. Blockchain anti-counterfeiting technology through scanning of QR codes by the customers helps companies identify such customers and allows them to systematically maintain contacts with such customers.

3.	Points promotion system

Points promotion system brings secondary data traffic comes with volume and high turnover ratio. All such sales are directed to the merchants’ stores when customers possess and use merchants’ coupons. With a high level of user stickiness, customers are likely to purchase products again and collect more blockchain points.

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

We believe that our management team, which includes Yongke Xue, our Chairman of Board of Directors, Shanchun Huang, Chief Executive Officer, Ming Yi, our Chief Financial Officer, Yang Liu, our Chief Operation Officer and Weicheng Pan, our Chief Strategy Officer, and a seasoned team of senior managers with significant experience in the areas of operations, marketing, technology and finance.

Industry and Principal Markets

E-commerce Industry and Social E-commerce Platforms in China

According to a PR Newswire report, the total transaction volume of China’s e-commerce market reached $1.87 trillion in 2020, and the market is expected to grow by 70 percent by 2024. In 2020, China has become the world’s largest mobile e-commerce market, with a total transaction volume of $1.18 trillion, three times that of the United States, the second largest mobile e-commerce market. The e-commerce market is expected to reach $3.17 trillion by 2024.

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

Marketing and Sales

For our CCM shared shopping mall, we incentivize our members to recommend and market products through their own social networks and communities. Customers tend to find recommendations by influencers, including friends and families, who customers tend to deem trustworthy. Members who promote products are rewarded if other users purchase our products based on that promotion.

Government Regulations

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

Regulations Relating to Pyramid Selling in the PRC

The Regulations on Prohibition of Pyramid Selling, that were promulgated by the State Council in August 2005 and became effective in November 2005, prohibit pyramid selling activities. According to the Regulations on Prohibition of Pyramid Selling, the following activities taken by organizers or operators are considered as “pyramid selling”: (i) taking in new members and compensating each member by giving material awards or other financial benefits, based upon the number of new members directly or indirectly introduced by such member on a rolling basis, so as to gain illegal benefits; or (ii) requesting a sum of money as entry fee or as a condition to membership for new members, either directly or through purchasing commodities, so as to gain illegal benefits; or (iii) requesting members to introduce additional members to establish a multi-level relationship and compensating each member based on the level of sales generated by the additional members introduced by such member, so as to gain illegal benefits. The PRC laws and regulations have not defined “illegal benefit” and the determination of gaining “illegal benefit” is to a large extent subject to discretionary view of the competent authorities in the PRC. Any individual or entity engaging in organization of pyramid selling may be subject to confiscation of illegal gains and fines ranging from RMB0.5 million to RMB2.0 million (US$0.3 million), and criminal liabilities if a crime is committed. On March 23, 2016, the former State of Administration of Industry and Commerce (which has been merged into SAMR) promulgated the Risk Warning for New Types of Pyramid Selling, which provides that if an activity satisfies the three features stated above at the same time, it will be identified as pyramid selling, regardless of whether any illegal benefit is obtained. We believe we  do not request a sum of money as entry fee through purchasing commodities, our membership package, which individuals are  required purchase to become a member of our platform, include a set of selected products or services and access to our app containing membership benefits and features. Also, we grant to our members upon a successful new member referral to blockchain points, which are not redeemable for cash and can only be used as coupons for future purchases on our platform. We also avoid establishing multi-level relationship of members, we grant members incentives only for products sold directly via the links that such member shares through his/her social network, and not for products sold via links shared by any other member that was originally invited by such member. In addition, since we have provided products of value and services to our members as consideration for purchasing our membership package, and the products on our platform are offered at market prices, we believe our current business practices do not constitute as gaining “illegal benefits.” We believe that our current business model is not in violation of applicable PRC laws and regulations, including the Regulations on the Prohibition of Pyramid Selling. See “Risk Factors—If our business model were found to be in violation of applicable laws and regulations, our business financial condition and results of operations would be materially and adversely affected.”

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

Intellectual Property

The Company previously had 10 trademarks in China, including Hedetang, SkyPeople, Qianmeiduo, VCFruits King, ZhenGuoShu, ZhenMiHouTao, ZhenSangshen, ZhenShiLiu, Quangou, FullMart. All these trademarks are owned by the subsidiaries of HeDeTang HK and were transferred with HeDeTang HK to New Continent International Co., Ltd. on February 27, 2020.

The Company currently has 30  registered Internet Domain names, including hedejiachuan.com intervalue.vip, intervalue.net.cn, intervalue.com.cn, intervalue.cc, intervalue.ltd, intervalue.top, ftex.ltd, ftex.net.cn, ftex.vip, ftex.top, ftex.cc, dcon.top, dconpay.com, dconio.com, digipay.ink, digipay.vip globalkey.vip, globalkey.shop, globalkey.store, digipay.net.cn, digipay.ltd, globalkey.net.cn, globalkey.cc, globalkey.top, ftft.top, ftftex.com, ftft.com, ftftbank.com, mftftpay.com, inuteam.com. All these Domain names are owned by the subsidiaries of the Company.

The Company owns copyright for the software for its blockchain based e-commerce platform application, including: (i) a blockchain credit points discount settlement system; (ii) a blockchain credit points circulation monitoring system; (iii) a legal currency and credit points synchronization settlement system; (iv) a blockchain credit points flow system; (v) an agent automatic profit distribution system (vi) an agent automatic tax deduction and accounting system; (vii) a manufacturer automatic accounting system; (viii) an e-commerce and blockchain anti-counterfeiting linkage system; (ix) a blockchain discount and promotion automatic balance system; (x) a blockchain real-name authentication and legal responsibility system.

We believe that our continued success and competitive status depend largely on our proprietary technology and ability to innovate. We have taken measures to protect the confidentiality of our proprietary technologies and intellectual property. We rely on a combination of know-how, copyrights for our software and trade secret laws, as well as confidentiality agreements to protect our proprietary rights. We will take the necessary action to seek remuneration if we believe our intellectual property rights have been infringed upon.

Human Capital Resources

We understand that our success depends on our ability to attract, train and retain our employees. We strive to attract, recruit, and retain employees through competitive compensation and benefit programs, learning and development opportunities that support career growth and advancement opportunities, and employee engagement initiatives that foster a strong Company culture. In addition to cash compensation, we offer customary benefits in accordance with local regulatory requirements as well as performance-based stock awards to our employees. We also recognize the importance of keeping our employees safe. In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees and have followed local government orders to prevent the spread of COVID-19

Employees

As of December 31, 2020, we had 31 full-time employees and 1 part-time employee, all of whom are located in the PRC except for two officers are mainly located in the United States. None of our employees are covered by a collective bargaining agreement as of the date of this Report. We consider our relationships with our employees to be good.

ITEM 1A – RISK FACTORS

Our business and an investment in our securities are subject to a variety of risks. The following risk factors describe the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan and the market price for our securities. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. Many of these events are outside of our control. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

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

Substantially all of our revenues are generated in China. Consequently, our results of operations have been and may continue to be adversely affected, to the extent that COVID-19 harms the Chinese and global economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by government authorities and other entities to contain COVID-19 or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

●	temporary closure of offices, travel restrictions or suspension of transportation of products to our customers; and our suppliers have been negatively affected, and could continue to be negatively affected, on their ability to fulfill our demands if there is any resurgence of COVID-19;

●	our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase our products and services, which may materially adversely impact our revenue;

●	We may have to provide significant sales incentives to our customers in response to the COVID-19 outbreak, which may in turn materially adversely affect our financial condition and operating results;

●	The business operations of our customers, third party stores on our platform and suppliers have been and could continue to be negatively impacted by the outbreak, which may result in loss of customers or disruption of our services, which may in turn materially adversely affect our financial condition and operating results;

●	any disruption of our supply chain, logistics providers or customers could adversely impact our business and results of operations, including causing our suppliers to cease manufacturing products for a period of time or materially delay delivery to customers, which may also lead to loss of customers, as well as reputational, competitive and business harm to us;

●	The Company’s promotion strategy for our e-commerce platform mainly relied on the training of members and distributors through meetings and conferences. Due to the outbreak of COVID-19, the Chinese government put a restriction on large gatherings and these restrictions has made and may continue to make the promotion strategy for CCM Shopping Mall and NONOGIRL difficult to implement, which have caused and may continue to cause the decrease in the sales of goods and new members’ enrollment.

●	many of our customers, distributors, suppliers and other partners are individuals and small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted;

●	The global stock markets may experience, significant decline from the COVID-19 outbreak, which could materially adversely affect our stock price.

Because of the uncertainty surrounding the COVID-19 outbreak, the future impact related to the outbreak and potential resurgence as well as the local and global response cannot be reasonably estimated at this time.

The global economy has also been materially negatively affected by the COVID-19 and there is continued severe uncertainty about the duration and intensity of its impacts. The Chinese and global growth forecast is extremely uncertain, which would seriously affect the consumer spending in shopping malls.

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

If our newly developed blockchain based e-commerce business and markets experience significant growth, we will need to expand our business to maintain our competitive position. We may face challenges in managing and financing expansion of our business, facilities and product offerings, including challenges relating to integration of acquired businesses and increased demands on our management team, employees and facilities. Failure to effectively deal with increased demands on us could interrupt or adversely affect our operations and cause production, service and transportation backlogs, longer new products or services development time frames and administrative inefficiencies. Other challenges involved with expansion, acquisitions and operation include:

●	unanticipated costs;

●	the diversion of management’s attention from other business concerns;

●	potential adverse effects on existing business relationships with suppliers and customers;

●	obtaining sufficient working capital to support expansion;

●	expanding our product offerings and maintaining the high quality of our products and services;

●	continuing to fill customers’ orders on time; maintaining adequate control of our expenses and accounting systems;

●	successfully integrating any future acquisitions; and

●	anticipating and adapting to changing conditions in the blockchain and/or ecommerce online shopping industries and financial technology, whether from changes in government regulations, mergers and acquisitions, technological developments or other economic, competitive or market dynamics.

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

As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage, enhance our technological capabilities or otherwise offer growth opportunities. From time to time, we review investments in new businesses and we expect to make investments in, and to acquire, businesses, products or technologies in the future. We are in the process to acquire an asset management company in Hong Kong and a supply chain financial service company in China and plan to complete these transactions during the first half of this year. In the event of any future acquisitions, we may expend significant cash, incur substantial debt and/or issue equity securities and dilute the percentage ownership of current shareholders, all of which could have a material adverse effect on our operating results and the price of our stock. We cannot guarantee that we will be able to successfully integrate any businesses, products, technologies or personnel that we may acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

Our success depends, in part, on our ability to protect our proprietary technologies. The process of seeking intellectual property protection can be lengthy and expensive and we cannot guarantee that our existing or future intellectual property rights will be fully protected or bring us the commercial advantages. We also cannot guarantee that our current or potential competitors do not have, and will not obtain, intellectual property rights that will prevent, limit or interfere with our ability to use our technology or sell our products and services in the PRC or other countries.

The implementation and enforcement of PRC intellectual property laws historically have not been vigorous or consistent. Accordingly, intellectual property rights and confidentiality protections in the PRC are not as effective as those in the United States and other countries. We may need to resort to litigation to enforce or defend our rights or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation will require significant expenditures of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, competitive position, business prospects and reputation.

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

The Shared Shopping Mall employs security measures common to blockchain technologies, such a multiple identity authentication and multi-signature requirements. The security measures to be employed by our blockchain projects are subject to further improvement and development. There is no guarantee that the security measures that we currently use or any that we may develop in the future will be effective.

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

Our operations may be subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters and events beyond our control. If a major incident were to occur in any of the regions where our facilities or offices are located, our facilities or offices or those of critical suppliers and customers could be damaged or destroyed. Such a disruption could result in a reduction in available products, the temporary or permanent loss of critical data, suspension of operations, delays in shipment of products and disruption of business generally, which would adversely affect our revenue and results of operations.

Our success depends substantially on the continued retention of certain key personnel and our ability to hire and retain qualified personnel in the future to support our growth.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. While we depend on the abilities and participation of our current management team generally, we rely particularly upon Mr. Yongke Xue, our Chairman of the Company’s Board of Directors (the “Board”); Mr. Shanchun Huang, our chief executive officer (“CEO”); Mr. Ming Yi, our chief financial officer (“CFO”) and Mr. Yang Liu, our chief operating officer. The loss of the services of Messrs. Yongke Xue, Shanchun Huang, Ming Yi or Yang Liu for any reason could significantly adversely impact our business and results of operations. Competition for senior management and senior technology personnel in the PRC is intense and the pool of qualified candidates is very limited. Accordingly, we cannot guarantee that the services of our senior executives and other key personnel will continue to be available to us, or that we will be able to find a suitable replacement for them if they were to leave.

Our e-commerce business depends on the continued use of the Internet and the adequacy of the Internet infrastructure.

Our e-commerce business depends upon the widespread use of the Internet and e-commerce. Factors which could reduce the widespread use of the Internet for e-commerce include, without limitation, actual or perceived lack of security of information or privacy protection, cyberattacks or other disruptions or damage to the Internet or to users’ computers, whatever the cause, could reduce customer satisfaction with our platforms and services and harm our business.

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

If the location where all of our computer and communications hardware is located is compromised, our business, prospects, financial condition and results of operations could be harmed. If we suffer an interruption or degradation of services at the location for any reason, our business could be harmed. Our success, and in particular, our ability to successfully receive and fulfil orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. These limitations could have an adverse effect on our sales. Our disaster recovery plan may be inadequate, and we do not carry business interruption insurance to compensate us for the losses that could occur. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfil customer orders. The occurrence of any of the foregoing risks could harm our business.

We may be subject to product liability claims if our customers are harmed by the products sold on our internet platform.

We sell products manufactured by third parties, some of which may be defectively designed or manufactured, of inferior quality or counterfeit. Sales and distributions of products on our internet platform could expose us to product liability claims relating to personal injury and may require product recalls or other actions. Third parties that have suffered such injury may bring claims or legal proceedings against us as the retailer of the products or as the marketplace service provider. Although we would have legal recourse against the manufacturers, suppliers or third-party merchants of such products under PRC law, attempting to enforce our rights against the manufacturers, suppliers or third-party merchants may be expensive, time-consuming and ultimately futile. Defective, inferior or counterfeit products or negative publicity as to personal injury caused by products sold on our platform may adversely affect consumer perceptions of our company or the products we sell, which could harm our reputation and brand image. In addition, we do not currently maintain any product liability insurance or third-party liability insurance coverage for the products offered through third-party merchants. As a result, any material product liability claim or litigation could have a material and adverse effect on our business, financial condition and results of operations. Even unsuccessful claims could result in the expenditure of funds and managerial efforts in defending them and could have a negative impact on our reputation.

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

Our e-commerce business is entirely dependent on the secure operation of our website and systems as well as the operation of the Internet generally. Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. A number of large Internet companies have suffered security breaches, some of which have involved intentional attacks. From time to time, we and many other Internet businesses also may be subject to a denial of service attacks wherein attackers attempt to block customers’ access to our Website. If we are unable to avert a denial of service attack for any significant period, we could sustain substantial revenue loss from lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks.

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

In August 2005, the State Council promulgated the Regulations on the Prohibition of Pyramid Selling, which prohibits individuals and entities in China from engaging in pyramid selling. See “Item 1. Overview—Government Regulations—Regulations Relating to Pyramid Selling in the PRC.” We believe that our current business model that provides rewards to members who introduce new members and customers to us is not in violation of applicable PRC laws and regulations, including the Regulations on the Prohibition of Pyramid Selling. However, there is no assurance that the relevant government authorities will find our business model not in violation of any applicable regulations, given the uncertainties in the interpretation and application of existing PRC laws, regulations and policies relating to our current business model, including, but not limited to, regulations regulating pyramid selling. Moreover, new laws, regulations or policies may also be promulgated in the future, and there is no assurance that our current business model will be in full compliance with the new laws, regulations or policies. If our business model were to be found in violation in the future, we will have to make adjustment to our business model or cease certain of our business operations, and the relevant governmental authorities may confiscate any illegal gains and impose a fine, which would have a material and adverse impact on our business, financial condition and results of operations.

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

The PRC has not adopted management and financial reporting concepts and practices similar to those in the United States. We may have difficulty in hiring and retaining a sufficient number of qualified financial and accounting employees who are familiar with US GAAP and reporting requirements to work in the PRC. As a result of these factors, we may experience difficulty in establishing and maintaining accounting and financial controls, collecting financial data, budgeting, managing our funds and preparing financial statements, books of account and corporate records and instituting business practices that meet investors’ expectations in the United States.

Rules adopted by the SEC, or the Commission, pursuant to Sarbanes-Oxley Section 404 require annual assessment of our internal controls over financial reporting. The standards that must be met for management to assess the internal controls over financial reporting as effective are relatively new and complex, and they require significant documentation, testing and possible remediation to meet the detailed standards. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting as we have done previously and this year, we will be unable to assert that our internal controls are effective. If we continue to be unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could harm our business and cause the price of our stock to decline.

We may need additional capital to fund our future operations and, if it is not available when needed, we may need to reduce our planned development and marketing efforts, which may reduce our sales revenue.

We believe that our existing working capital and cash available from operations will enable us to meet our working capital requirements for at least the next twelve months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and services and the expansion of our business and associated support personnel require a significant commitment of resources. In addition, if the markets for our products and services develop more slowly than anticipated, or if we fail to establish significant market share and achieve sufficient net revenues, we may continue to consume significant amounts of capital. As a result, we could be required to raise additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities or other methods, the issuance of such securities could result in dilution of the shares held by existing shareholders. If additional funds are raised through the issuance of debt securities, such securities may provide the holders certain rights, preferences, and privileges senior to those of common shareholders, and the terms of such debt could impose restrictions on our operations. We cannot guarantee that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned business development and marketing efforts, which could harm our business, financial condition and operating results.

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

After the Sale Transaction closed on February 27, 2020, we have no ongoing equity participation in the fruit juice business in China. We ceased to participate in HeDeTang HK’s future earnings or growth, if any, and will not participate in any potential future sale of HeDeTang HK even if there is significant growth of fruit juice business in China in the future. It is possible that New Continent could sell some or all of its equity in HeDeTang HK following the Sale Transaction at a valuation higher than that being paid in the Sale Transaction and New Continent could realize significant returns on its equity investment in HeDeTang.

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

We may have exposure to greater than anticipated tax liabilities.

We are subject to enterprise income tax, value-added tax, and other taxes in each province and city in China where we have operations. Our tax structure is subject to review by various local tax authorities. The determination of our provision for income tax and other tax liabilities requires significant judgment. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate decisions by the relevant tax authorities may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

We are subject to the risk of increased income taxes, which could harm our business, financial condition and operating results.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. We currently operate through three direct wholly-owned subsidiaries: DigiPay FinTech Limited, Future FinTech (Hong Kong) Limited, and GlobalKey Shared Mall Limited, and their subsidiaries and VIE in Hong Kong, BVI, Japan, Cayman Islands and China, and we maintain our e-commerce operations in China. Any of these jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. If we become subject to additional taxes in any jurisdiction, such tax treatment could materially and adversely affect our business, financial condition and operating results.

Increases in income tax rates, changes in income tax laws or disagreements with tax authorities could adversely affect our business, financial condition or results of operations.

We are subject to income taxes in the United States and in certain foreign jurisdictions in which we operate. Increases in income tax rates or other changes in income tax laws that apply to our business could reduce our after-tax income from such jurisdiction and could adversely affect our business, financial condition or results of operations. Our operations outside the United States generate a significant portion of our income. In addition, the United States and many of the other countries in which our products are distributed or sold, including countries in which we have significant operations, have recently made or are actively considering changes to existing tax laws. For example, the Tax Cuts and Jobs Act (the “TCJ Act”) was signed into law in the United States. The changes in the TCJ Act are broad and complex and we are continuing to examine the impact the TCJ Act may have on our business and financial results. Additional changes in the U.S. tax regime or in how U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations.

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

Although the PRC government has been pursuing economic reform policies for more than three decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways. We cannot guarantee that the PRC government will continue to pursue policies favoring a market oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

If we become subject to additional scrutiny, criticism and negative publicity involving U.S.-listed China-based companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, this offering and our reputation and could result in a loss of your investment in our shares, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in some cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S.-listed China-based companies has decreased in value and, in some cases, has become virtually worthless. Many of these companies have been subject to shareholder lawsuits and SEC enforcement actions and have conducted internal and external investigations into the allegations. On February 21, 2020, the Company received a subpoena from the SEC’s Division of Enforcement requiring us to produce documents and detailed information relating to, among other things, the Company’s accounting procedures, management oversight, and the sale of HeDeTang Holdings (HK) Ltd. to New Continent International Co., Ltd. The Company has provided responsive documents and information requested in the subpoena. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us and our business. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our business operations will be severely hindered and your investment in our shares could be rendered worthless.

If the PRC government deems that the contractual arrangements in relation to our consolidated variable interest entities do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

Foreign ownership of internet-based businesses, including value-added telecommunications services, is subject to restrictions under current PRC laws and regulations. To comply with PRC laws and regulations, we conduct our e-commerce operations in China through a series of contractual arrangements entered into among WFOE, our VIE and the shareholders of our VIE. As a result of these contractual arrangements, we exert control over our VIE and consolidate its operating results in our financial statements under U.S. GAAP. For a detailed description of these contractual arrangements, see “Overview - Contractual Arrangements with Our Consolidated Affiliated Entity and Its Respective Shareholders.”

In the opinion of our PRC counsel, our current ownership structure, the ownership structure of our PRC subsidiary and our consolidated VIE, and the contractual arrangements among WFOE, our VIE and the shareholders of our VIE are common practices for the companies listed on stock exchanges in the U.S. engaging in the businesses restricted in China and these contractual arrangements are valid and binding in accordance with their terms and applicable PRC laws and regulations currently in effect. However, our Chinese counsel has also advised us that there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations and there can be no assurance that the PRC government will ultimately take a view that is consistent with the opinion of our PRC counsel.

If the PRC government finds that our contractual arrangements do not comply with its restrictions on foreign investment in the e-commerce business, the relevant PRC regulatory authorities, including the China Securities Regulatory Commission (CSRC) may require us to discontinue or place restrictions or onerous conditions on our operations and it may also imposing fines, confiscating the income from the WFOE or our VIE. The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business. In addition, it is unclear what impact the PRC government actions would have on us and on our ability to consolidate the financial results of our VIE in our consolidated financial statements, if the PRC government authorities were to find our VIE structure and contractual arrangements to be in violation of PRC laws and regulations. If the imposition of any of these government actions causes us to lose our right to direct the activities of our VIE or our right to receive substantially all of the economic benefits and residual returns from our VIE and we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of our VIE in our consolidated financial statements. Either of these results, or any other significant penalties that might be imposed on us in this event, would have a material adverse effect on our financial condition and results of operations.

Any failure by our consolidated VIE or their shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.

If our consolidated VIE or its shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. We may also have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective under PRC laws. For example, if the shareholders of our VIE were to refuse to transfer their equity interest in the VIE to us or our designee if we exercise the purchase option pursuant to these contractual arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal action to compel them to perform their contractual obligations.

All the agreements under our contractual arrangements are governed by PRC laws. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as well established as in some other jurisdictions, such as in the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. Meanwhile, there are some regulations unfavorable to VIEs. However, despite there are very few precedents and little formal guidance as to how contractual arrangements in the context of a consolidated variable interest entity should be interpreted or enforced under PRC laws and there remain significant uncertainties regarding the ultimate outcome of such legal proceedings should legal action become necessary. Currently, almost all of the Chinese companies listed on overseas stock exchanges that are in the internet-based business such as e-commerce or online-gaming have adopted a VIE structure. If the losing parties fail to carry out the court judgement or arbitration awards within a prescribed time limit, the prevailing parties may only enforce them in PRC courts, which would require additional expenses and delay. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective control over our consolidated variable interest entities, and our ability to conduct our business may be negatively affected.

The shareholders of our consolidated VIE may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

The shareholders of our VIE and their interests in our VIE may differ from their interests of our Company as a whole. These shareholders may breach, or cause our consolidated variable interest entities to breach, the existing contractual arrangements we have with them and our consolidated variable interest entities, which would have a material adverse effect on our ability to effectively control our consolidated variable interest entities and receive economic benefits from them. For example, the shareholders may be able to cause our agreements with E-Commerce Tianjin to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our company or such conflicts will be resolved in our favor.

Currently, we do not have any arrangements to address potential conflicts of interest between these shareholders and our company, except that we could exercise our purchase option under the exclusive option agreements with these shareholders to request them to transfer all of their equity interests in E-Commerce Tianjin to a PRC entity or individual designated by us, to the extent permitted by PRC laws. If we cannot resolve any conflict of interest or dispute between us and the shareholders of our VIE, we would have to rely on legal proceedings, which could result in the disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

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

We are a holding company incorporated in the State of Florida and do not have any assets or conduct any business operations other than our investments in our subsidiaries and affiliates. As a result of our holding company structure, we rely entirely on dividend payments from our subsidiaries in China. PRC accounting standards and regulations currently permit payment of dividends only out of accumulated profits, a portion of which is required to be set aside for certain reserve funds. Furthermore, if our subsidiaries and VIE in China incur debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. Although we do not intend to pay dividends in the future, our inability to receive all of the profit from our China subsidiaries’ operations may provide an additional obstacle to our ability to pay dividends if we so decide in the future.

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

PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiary’s ability to increase its registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law.

The State Administration of Foreign Exchange or SAFE promulgated the Circular on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC citizens or residents, name, and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions. SAFE Circular 37 is issued to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles, or SAFE Circular 75. SAFE promulgated the Notice on Further Simplifying and Improving the Administration of the Foreign Exchange Concerning Direct Investment in February 2015, which took effect on June 1, 2015. This notice has amended SAFE Circular 37 requiring PRC residents or entities to register with qualified banks rather than SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing.

If our shareholders who are PRC residents or entities do not complete their registration as required, our PRC subsidiary may be prohibited from distributing its profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC subsidiary.

The failure or inability of the relevant shareholders to comply with the registration procedures set forth in these regulations may subject us to fines and legal sanctions, such as restrictions on our cross-border investment activities, on the ability of our wholly foreign-owned subsidiaries in China to distribute dividends and the proceeds from any reduction in capital, share transfer or liquidation to us. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions. As a result, our business operations and our ability to distribute profits to you could be materially and adversely affected.

Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, replacing earlier rules promulgated in March 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiary of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. We and our executive officers and other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year will be subject to these regulations. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiary and limit our PRC subsidiary’s ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

Regulatory bodies of the United States may be limited in their ability to conduct investigations or inspections of our operations in China.

From time to time, the Company may receive requests from certain U.S. agencies to investigate or inspect the Company’s operations, or to otherwise provide information. While the Company will be compliant with these requests from these regulators, there is no guarantee that such requests will be honored by those entities who provide services to us or with whom we associate, especially as those entities are located in China. Furthermore, an on-site inspection of our facilities by any of these regulators may be limited or entirely prohibited. Such inspections, though permitted by the Company and its affiliates, are subject to the unpredictability of the Chinese enforcers, and may therefore be impossible to facilitate.

Because our principal assets are located outside of the United States, it may be difficult for investors to use U.S. securities laws to enforce their rights against us, our officers and some of our directors in the United States or to enforce judgments of United States courts against us or them in the PRC.

Most of our present officers and directors reside outside of the United States. In addition, all of our subsidiaries and assets are located outside of the United States. Therefore, it may be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. Federal securities laws or otherwise.

Risks Related to Our Common Stock

We are authorized to issue blank check preferred stock, which may be issued without shareholder approval and which may adversely affect the rights of holders of our Common Stock.

We are authorized to issue 10,000,000 shares of preferred stock. The Board is authorized under our articles of incorporation, as amended, to provide for the issuance of shares of preferred stock by resolution and by filing a certificate of designations under Florida law, to fix the designation, powers, preferences and rights of the shares of each such series of preferred stock and the qualifications, limitations or restrictions thereof without any further vote or action by the shareholders. As of December 31, 2020, there were no shares of preferred stock issued and outstanding. Any shares of preferred stock that are issued are likely to have priority over our Common Stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized under certain circumstances as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids to acquire us and thereby prevent shareholders from receiving the maximum value for their shares. We have no present intention to issue any shares of preferred stock in order to discourage or delay a change of control or for any other reason. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Zeyao Xue has control over key decision making as a result of his control of a substantial amount of our voting stock.

Mr. Zeyao Xue, the son of our Chairman of the Board of Directors, indirectly and directly beneficially owns 13,012,622 shares, or approximately 19.93%, of our outstanding common stock as of April 12, 2021. Mr. Zeyao Xue’s beneficial ownership of 19.93% of Future FinTech’s issued and outstanding common stock will likely give him the ability to control the outcome of matters submitted to shareholders for approval, including but not limited to the election of directors and any merger, consolidation, or sale of all or substantially all of the Company’s assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of the Company’s assets that other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that other shareholders do not support. This concentrated control could also discourage a potential investor from acquiring the common stock of the Company due to the limited voting power of such shares. As a shareholder, even a controlling shareholder, Mr. Zeyao Xue is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our shareholders generally.

Anti-takeover provisions in our charter documents and under Florida law could discourage, delay or prevent a change in control of our Company and may affect the trading price of our Common Stock.

As a Florida corporation, we are subject to certain provisions of the Florida Business Corporation Act that have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. Our Articles of Incorporation and Bylaws also contain other provisions which could have anti-takeover effects. These provisions include, without limitation, the authority of our Board of Directors to issue additional shares of preferred stock and to fix the relative rights and preferences of the preferred stock without the need for any shareholder vote or approval, as discussed above, and advance notice procedures to be complied with by our shareholders in order to make shareholder proposals or nominate directors, such as:

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

For more information regarding these and other provisions, see the exhibit titled “Description of Our Securities — Anti-Takeover Effects of Certain Provisions of Florida Law.”

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

On October 16, 2019, the Company received a letter from the NASDAQ notifying the Company that it has regained compliance with NASDAQ’s periodic filing requirements for continued listing on the Nasdaq Capital Market. The letter noted that as a result of the September 3, 2019 filing of the Form 10-K for the year ended on December 31, 2018 and the September 30, 2019 filing of the Forms 10-Q for the periods ended March 31, and June 30, 2019 with the Securities and Exchange Commission, the Company has regained compliance with Listing Rule 5250(c)(1) and the matter is now closed.

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

On November 4, 2019, the Company received a letter from the Nasdaq notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer meets the minimum bid price requirement for continued listing on Nasdaq under Nasdaq Marketplace Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share. On April 14, 2020, the Company received a written notification from the Nasdaq indicating that the Company has regained compliance with the $1.00 minimum closing bid price requirement and that the matter is now closed.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

Our principal executive office is located at Americas Tower, 1177 Avenue of The Americas, Suite 5100, New York, NY 10036 and we lease such office for a term of one year from December 1, 2020. We also lease offices at Room 2103, 21st Floor, SK Tower 6A, Jianguomenwai Avenue, Chaoyang District, Beijing, China for a term from September 1, 2020 to August 31, 2022, and 23/F, China Development Bank Tower, No. 2 Gaoxin 1st Road, Hi-Tech Industrial Zone, Xi’an, Shaanxi Province, China. We believe that our current offices are adequate to meet our needs.

ITEM 3 – LEGAL PROCEEDINGS

Legal case with FT Global Capital, Inc.

In January 2021, FT Global Capital, Inc. (“FT Global”), a former placement agent of the Company filed a lawsuit against the Company in the Superior Court of Fulton County, Georgia.  FT Global served the complaint upon the Company in January 2021.  In the complaint, FT Global alleges claims, most of which attempt to hold the Company liable under legal theories that relate back to an alleged breach of an exclusive placement agent agreement between FT Global and the Company in July 2020 which had a term of three months.  FT Global claims that the Company failed to compensate FT Global for securities purchase transactions between December 2020 and April 2021, pursuant to the terms of the expired exclusive placement agent agreement.  Allegedly, the exclusive placement agent agreement required the Company to pay FT Global for capital received during the term of the agreement and for the 12-month period following the termination of the agreement involving any investors that FT Global introduced and/or wall-crossed to the Company.  However, the Company believes the securities purchase transactions at issue did not involve the one investor which FT Global introduced or wall-crossed to the Company during the term of the agreement.  FT Global claims approximately $7,000,000 in damages and attorneys’ fees.

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court) on February 9, 2021 based on diversity of jurisdiction.  On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss.  FT Global argues that the Court should deny the Company’s motion to dismiss.  However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint.  On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan.  On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. The Company will continue to vigorously defend the action against FT Global.

Certain former subsidiaries of the Company were involved in litigations as described in Note 17 “Commitments and Contingencies” to our consolidated financial statements, and these former subsidiaries have been transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on the Nasdaq Capital Market under the symbol “FTFT.” Prior to December 31, 2018, our stock traded on the Nasdaq Global Market, and before that, on the NYSE Amex.

As of April 12, 2021, there were 65,286,192 shares of our Common Stock issued and outstanding, and the Company had approximately 69 record holders of Common Stock. The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended December 31, 2020 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2020, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by stockholders (1)	62,500	$3.57	(2)	5,000,000
Equity compensation plans not approved by stockholders	-	$-		-
Total		$3.57		5,000,000

(1)

Consists of equity incentive plans, which was approved by the Company’s shareholders at its annual or special meetings on August 18, 2011, November 19, 2015, March 13, 2018, February 26, 2020 and December 18, 2020. As of December 31, 2020, there were 5,000,000 shares available for issuance under stock incentive plan approved by shareholders on December 18, 2020.

The Board of Directors of the Company approved and adopted the Future FinTech Group Inc. 2017 Omnibus Equity Plan (the “2017 Equity Plan”) on August 29, 2017. On March 13, 2018, the Company’s shareholders approved the 2017 Equity Plan at the special shareholders meeting and the 2017 Equity Plan has a total of 1,300,000 shares of Common Stock. On December 21, 2018, the Company issued 1,300,000 shares of the Company’s unrestricted common stock to seven of the Company’s employees pursuant to our 2017 Equity Plan.

The Board of Directors of the Company approved and adopted the Future FinTech Group Inc. 2019 Omnibus Equity Plan (the “2019 Equity Plan”) on October 9, 2019, which was approved by the shareholders at the shareholders special meeting on February 26, 2020. The 2019 Equity Plan has a total of 3,000,000 shares of Common Stock. The Company grant the 3,000,000 shares under 2019 Equity Plan to nine officers, employees and director of the Company on December 28, 2020.

The Board of Directors of the Company approved and adopted the Future FinTech Group Inc. 2020 Omnibus Equity Plan (the “2020 Equity Plan”) on October 27, 2020, which was approved by the shareholders at the shareholders annual meeting on December 18, 2020. The 2020 Equity Plan has a total of 5,000,000 shares of Common Stock. The Company has not granted any shares under the 2020 Equity Plan.

(2)	The exercise price of options granted under the plan may be no less than the fair market value of the Company’s Stock on the date of grant.

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

Overview

Future FinTech is a holding company incorporated under the laws of the State of Florida. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to a real-name blockchain based e-commerce platform that integrates blockchain and internet technology. The main business of the Company includes an online shopping platform, Chain Cloud Mall (CCM), which is based on blockchain technology; a cross-border e-commerce platform (NONOGIRL); a blockchain-based application incubator; and technical service and support for real name and blockchain based assets and their operating entities; and the application and development of blockchain-based e-commerce technology and financial technology. The Company is also expanding into financial services.

On July 13, 2020, the Company entered into a Share Exchange Agreement (the “Agreement”) with Joy Rich Enterprises Limited (“Joy Rich”) to acquire 90% of the issued and outstanding shares of NTAM, a Hong Kong-based asset management company. However, the closing process was impacted by both the Covid-19 global pandemic and slow regulatory approval from Hong Kong regulatory agencies. Consequently, there had been delayed progress as to the closing of the acquisition. The closing date as stipulated in the Agreement was no later than December 31, 2020, but since July 2020 there have been changes in NTAM’s business performance as well as the price of FTFT’s common stock. The parties have agreed to renegotiate the purchase price in accordance with a new valuation of NTAM and the recent stock price level of the Company for the share exchange transaction. On April 9, 2021, the parties entered into the First Amendment (the “Amendment”) to the Share Exchange Agreements. Pursuant to the Amendment, the parties agree to amend the purchase price and certain earn-out terms as follows: (i) the aggregate purchase price for Nice Shares shall be HK$144,000,000 (the “Purchase Price”) and it shall be paid in the shares of common stock of the Company (the “Company Shares”); (ii) 60% of the Purchase Price or HK$86,400,000 shall be paid in the shares of common stock of the Company based on 95% of the closing price of the Company’s common stock listed on Nasdaq Stock Exchange on the date prior to the date of the Amendment and the foreign exchange rate between HK$ and US$ shall be 7.7:1; (iii) 20% of Purchase Price shall be paid in the shares of common stock of the Company if Nice achieves an Earnings Before Interest and Taxes (the “EBIT”) of HK$14,000,000 (the “2021 EBIT Goal”), as evidenced in its 2021 audited financial statements for fiscal year ended December 31, 2021 audited by the auditor of the Company (the “2021 Earn-Out Shares”); (iv) the final 20% of Purchase Price shall be paid in the shares of common stock of the Company if Nice achieves an EBIT of HK$20,000,000 (the “2022 EBIT Goal”), as evidenced in its 2022 audited financial statements for fiscal year ended December 31, 2022 audited by the auditor of the Company (the “2022 Earn-Out Shares”); (v) if Nice does not achieve the EBIT Goal for a given year, the shortfall between EBIT Goal and the actual EBIT for that year shall be the EBIT Shortfall (the “EBIT Shortfall”) and the amount of an EBIT Shortfall Fee that equals to 10 (ten) times of the EBIT Shortfall amount (the “EBIT Shortfall Fee”) shall be paid in cash by the Seller to the Buyer even though such year’s Earn-Out Shares shall still be issued in full to the Seller.

On February 26, 2021, the Company and Future Supply Chain Co., Ltd., a wholly owned subsidiary of the Company and a company incorporated under the laws of China (“Buyer”) entered into a Share Exchange Agreement (the “Agreement”) with Sichuan Longma Electronic Technology Co. Ltd. (“Longma”) and Sichuan Ticode Supply Chain Management Co., Ltd. (the “Ticode”) to acquire a 60% equity interest of Ticode from Longma in exchange for 7,789,882 shares of common stock of the Company. Ticode provides financial services for the supply chain industry and its business includes procurement agent services, sales agent services, inventory pledged loan services, and supply chain financing intermediary services. Ticode’s supply chain related services cover electronic components, technology services to supply chain data management for the electronics industry, and supply chain management for various electronic components and materials, metal materials and raw plastic materials.

Business

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

NONOGIRL started its trial operation in March 2020 and formally launched in July 2020. It is a cross-border e-commerce platform, which aims to build a new s2b2c (supplier to business and consumer) outsourcing sales platform dominated by social media influencers. It is aimed at the growing female consumer market, with the ability to broadcast, short video, and all forms communication through the platform. It can also create a sale oriented sharing ecosystem with other major social media used by customers.

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

2.	Blockchain points settlement leads to secondary data traffic

Blockchain points are also discount coupons for merchants, guiding customers to the platform of the merchants, and provide them discounts when purchasing. This process is called secondary data traffic. It is important to maintaining old customers. Blockchain anti- counterfeiting technology through scanning of QR codes by the customers helps companies identify such customers and allows them to systematically maintain contacts with such customers.

3.	Points promotion system

Points promotion system brings secondary data traffic comes with volume and high turnover ratio. All such sales are directed to the merchants’ stores when customers possess and use merchants’ coupons. With a high level of user stickiness, customers are likely to purchase products again and collect more blockchain points.

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

Recent Developments Related to the COVID-19 Outbreak

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, the pandemic quickly spread to many provinces, autonomous regions, and cities all over the China and other parts of the world. COVID-19 has materially and adversely affected our business, especially during the first six months of 2020. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China.

Substantially all of our revenues are generated in China. In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China was closed and all of the Company’s employees worked from home from Chinese New Year at the end of January 2020 until late March 2020. Other businesses in China started reopening around the end of the first quarter as well, and more and more businesses, transportation, logistic and marketing activities have gradually resumed since then. Our offices currently are in normal operation. However, quarantines, travel restrictions, and the temporary closure of office buildings have negatively impacted our business during the outbreak. Our suppliers have negatively been affected, and could continue to be negatively affected in their ability to supply and ship products to our customers by any further outbreak or resurgence of COVID-19 in China. Our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase products and services from us, which may materially adversely impact our revenue. The business operations of the third parties’ stores on our platform have been and could continue to be negatively impacted by any further outbreak or resurgence of COVID-19, which may negatively impact their operations and business, which may in turn adversely affect the business of our platform as a whole as well as our financial condition and operating results. The outbreak has had and might continue to have disruption to our supply chain, logistics providers, or customers if there is a resurgence of COVID-19 in China, which could materially adversely impact our business and results of operations, including causing our suppliers to cease manufacturing products for a period of time or materially delay delivery to us and customers, which may also lead to loss of customers, as well as reputational, competitive and business harm to us. The Company’s promotion strategy for our e-commerce platforms mainly relied on the training of members and distributors through meetings and conferences. Due to the outbreak of COVID-19, the Chinese government put a restriction on large gatherings and these restrictions made the promotion strategy for CCM Shopping Mall difficult to implement, which have caused the decrease in the sales and enrollment of new members. Some of our customers, contractors, suppliers and other business partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted.

The global economy has also been materially negatively affected by the COVID-19 and there is continued uncertainty about the duration and intensity of its impacts. The Chinese and global growth forecast is extremely uncertain, which would seriously affect customer spending in our shopping mall.

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic may result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of the Company’s Common Stock.

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

Consequently, our results of operations have been materially adversely affected. Any future impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control.

Discontinued Operations

On September 18, 2019, SkyPeople Foods Holdings Limited, entered into a Share Transfer Agreement (the “Agreement”) with New Continent International Co., Ltd., (the “Buyer”) a company incorporated in the British Virgin Islands. Pursuant to the terms of the Agreement, the Buyer purchased 100% ownership of HeDeTang HK from SkyPeople Foods Holdings Limited, which value is primarily derived from HeDeTang HK’s wholly-owned subsidiary HeDeJiaChuan Holdings Co., Ltd. and 73.41% owned subsidiary SkyPeople Juice Group Co., Ltd., for a total price of RMB 600,000 (approximately $85,714) (the “Sale Transaction”). The Sale Transaction was closed on February 27, 2020. In accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), the Company presented the operation results from HeDeTang HK’s and subsidiaries as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operations of the discontinued component. The total assets of HeDeTang HK were $106.85 million as of February 27, 2020 and the total liabilities of HeDeTang HK were $231.21 million as of February 27, 2020, resulting in a gain on disposal of $123.69 million. There was no income or loss from HeDeTang HK from January 1, 2020 to the sale.

The discontinued operation presented in the financial statement for the period ended June 30, 2019 includes Huludao Wonder operation, a subsidiary which produces concentrated apple juice. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with ASC 205-20, the Company presented the operating results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Huludao in December 2016, and ceased the depreciation of the property in accordance with ASC 205-20. In accordance with the restructuring plan, the Company intended to transfer the concentrated fruit juice production equipment in Huludao Wonder to another subsidiary and to sell the land use right and facilities upon favorable circumstances. On February 27, 2020 pursuant to a Share Transfer Agreement entered into SkyPeople Foods Holdings Limited and New Continent International Co., Ltd. on September 18, 2019, the ownership of Huludao Wonder was transferred as a subsidiary of HeDeTang HK to New Continent International Co., Ltd.

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

On  July 24, 2020, the Company’s Board of Directors passed a resolution to sale the operation of Hedetang Farm Products Trading Markets (Mei County) Co., Ltd. and close the operation of Chain Cloud Mall Logistics Center (Shaanxi) Co., Ltd, a subsidiary located in the national kiwifruit Industrial Park of Baoji City. On July 27,2020, Skypeople Foods Holdings Limited was dissolved; On July 28, 2020, Digital Online Marketing Limited was dissolved; On October 31, 2020, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited and Chain Cloud Mall Logistics Center (Shanxi) Co., Ltd. completed the transfer of its ownership in Hedetang Farm Products Trading Markets (Mei county) Co., Ltd.

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

As the Company classified the juice related operation into discontinued operation in the beginning of year 2019, and in accordance with the Company’s new business strategy, the Company classified business segment into CCM Shopping Mall Membership, sales of goods and others.

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

Other comprehensive income for the years ended December 31, 2020 and 2019 represented foreign currency translation adjustments and were included in the consolidated statements of comprehensive income.

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

Comparison of Operation Results of years ended December 31, 2020 and 2019

Revenue

The following table presents our consolidated revenues for our main products for the fiscal years 2020 and 2019, respectively, (in thousands):

	Year ended December 31,		% of
	2020	2019	Change
CCM Shopping Mall Membership	338	542	38%
Sale of goods	9	371	98%
Others	23	28	18%
Total	$370	$941	61%

In 2019, the Company started to sell products on its on-line shopping platform, Chain Cloud Mall (CCM) based on blockchain technology to its members or non- members.

In fiscal year 2020, the Company’s main business was on-line shopping platform, Chain Cloud Mall (CCM) based on blockchain technology to its members or non- members.

In order to increase the repeat sales from customers and drive sales growth, the Company also subscribes members on its sales platform. Currently, there are three kinds of membership programs, Diamond Elite, Gold Elite and Silver Elite, with different membership fees and benefits. The higher membership fee provides more benefits to the members. Members can earn points on the Company’s sales platform and enjoy discounts on their purchases. Members can refer others to become members and are rewarded for doing so. Members can also promote products on various social platforms and are rewarded if those users purchase the Company’s products. Membership revenue is recognized when member registers and makes his/her first order on our sales platform. Due to the Covid-19 and change of marketing and business development model due to the restriction of large gathering for meetings and conference which primarily used by us before the pandemic, the Company had less new member subscription in 2020.

Revenue decreased from $0.94 million in 2019 to $0.37 million in 2020, decrease of $0.57 million or 61%. The decrease in revenue was mainly due to a decrease in sales through the e-commerce business.

The revenue generated by the CCM Shopping Mall Membership segment in fiscal year 2020 was $0.34 million, which accounted for 91% of total revenue. Decrease in revenue is due to less new member subscription.

The revenue generated by the sale of goods segment in fiscal year 2020 was $0.009 million, which accounted for 2% of total revenue, due to the business is mainly fruit juice related goods and ceased to operate in 2020.

As a percentage of total revenue, the revenue generated by others was 6% of total revenue in fiscal years 2020, and the revenue was mainly services charge for companies to use the CCM platform.

Gross Margin

(in thousands)

	2020		2019
	Gross profit	Gross margin	Gross profit	Gross margin
CCM Shopping Mall Membership	334	99%	400	74%
Sale of goods	2	22%	48	13%
Others	(1)	(4)%	2	7%
Total	$335	90%	$450	48%

Overall gross margin as a percentage of revenue was 90% in fiscal year 2020, an increase of 42% compared to gross margin 49% in fiscal year 2019. The increase in gross margin as a percentage of revenue was mainly attributable to the CCM Shopping Mall Membership segments, which has high gross margin. In terms of dollar value, the overall gross profit for fiscal year 2020 was $0.36 million, a decrease of $0.13 million, compared to gross profit of $0.49 million for fiscal year 2019. The decrease in the dollar value of overall gross profit was mainly due to the change of marketing and business development model caused by Covid-19 pandemic resulting less new member subscription.

The gross margin as a percentage of revenue in the CCM Shopping Mall Membership segment was 99.0% in fiscal year 2020, this is mainly due to there is very minimal costs related to the revenue.

The gross margin as a percentage of revenue in the sale of goods segment was 22.0% in the fiscal year 2020. There is no significant changes in margin as the business is mostly fruit juice related goods and it ceased to operate in 2020.

The gross margin as a percentage of revenue in the other revenue segment was (4) % in fiscal year 2020, as compared to gross margin of 7% in fiscal year 2019. The decrease in gross margin percentage was due to increase in labor costs.

Operating Expenses

The following table presents consolidated operating expenses and operating expenses as a percentage of revenue for 2020 and 2019, respectively, (in thousands):

	2020		2019
	Amount	% of revenue	Amount	% of revenue
General and administrative	$4,258	1,148.6%	$1,730	183.9%
Selling expenses	40	10.7%	442	47.0%
Bad debt expenses	4,545	1,226.4%	5,159	548.2%
Impairment loss	1,759	474.6%	-	-%
Total operating expenses	$10,602	2,860.1%	$7,331	779.1%

General and administrative expenses remained stable as there is no significant changes to the overhead structure, changes in general expenses are mainly due to reclassification of discontinued operation related costs.

Selling expenses decreased by $0.40 million to $0.04 million in 2020 as compared to $0.44 million in 2019, mainly due to a decrease in selling expenses from our E-commerce business.

The Company recorded $1.76 million of impairment loss in fiscal year 2020 related with the equity investment in INU that Digipay Finteh Limited invested in June 2018. According to the understanding that INU is currently in a state of cessation of operation, the investment has been unable to bring economic benefits to company. The Company decided to fully impair the investment in fiscal year 2020. In addition, the intangible assets include patent rights, software and e-platform, of which $1.86 million for the shared platform system  of Chain Cloud Mall that completed its final development and construction stage and became intangible assets in 2020, and it was fully impaired of the assets in fiscal year 2020.

Loss from Operations

Loss from operations increased by $7.44 million to $15.02 million for 2020 from $7.58 million for 2019, mainly due to an increase in stock compensation expenses and reclassification of operating expenses to discontinued operation.

Noncontrolling Interests

As of December 31, 2020, Shaanxi Chunlv Ecological Agriculture Co., Ltd. (“Shaanxi Chunlv”) holds 20.0% interest in CCM logistics, Nature Worldwide Resources Ltd. holds 40% interest in DCON DigiPay Limited (“DCON Digipay”).

Loss from Continuing Operations

Loss from continuing operations increased by $42.53 million from $10.95 million in 2019 to $53.48 million in 2020 as the result a decrease in revenue and an increase in bad debt and Impairment Loss.

Loss per Share

Basic and diluted loss per share from continuing operations were $1.41 and $1.41 in fiscal 2020, as compared to $0.35 and $0.35 in fiscal 2019, respectively. Basic and diluted income per share attributable to discontinued operations was $3.75 and $3.32 for fiscal year 2019 as compared to $0.45 and $0.45 for fiscal year 2019, respectively.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $9.79 million, an increase of $9.6 million, from $0.19 million as of December 31, 2019. The increase in cash, cash equivalents and restricted cash was mainly due to financing from the issuance of shares of common stock and issuance of debt instruments.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was positive $10.34 million as of December 31, 2020, an increase of $113.21 million from negative $102.87 million as of December 31, 2019, mainly due to a decrease in current liabilities.

In 2020, net cash generated in our operating activities was $3.98 million compared to net cash used in operating activities of $26.32.84 million in 2019. The decrease in net cash used in our operating activities was primarily due to a decrease in gain on sale of discontinued operations in the fiscal year 2020 as compared to the fiscal year 2019. In additions, as the fruit juice business is causing cash loss, the business was transferred in operation in beginning of 2020 also reflected positive in the operating cash.

In 2020, net cash used in our investing activities was $7.36 million compared to net cash used in operating activities of $0.05 million in 2019. The increase in net cash used in our investing activities was primarily due to an increase in short-term loan investment and intangible assets in the fiscal year 2020 as compared to the fiscal year 2019.

In 2020, cash provided by financing activities was $16.71 million as compared to cash used in financing activities $0.63 million in 2019. In 2020, we issued shares of common stock, promissory note and impairment of long-term investment.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements.

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

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2020

The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by a company in reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2020, due to a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Management assessed our internal control over financial reporting as of December 31, 2020.

The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment using the COSO criteria, our CEO and CFO concluded that our internal control over financial reporting as of December 31, 2020 was ineffective.  We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We engaged consultants with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP in 2020 and we also hired a new CFO who has more SEC reporting experience.

The Company continues to make efforts to implementing our existing and newly adopted procedures to improve our disclosure controls and internal controls over financing reporting.

Changes to Internal Control over Financial Reporting

Other than discussed above, there has been no change to our internal control over financial reporting that occurred during the period covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of April 15, 2021, the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Yongke Xue (1)	53	Chairman of the Board of Directors
Shanchun Huang (2)	55	Chief Executive Officer (“CEO”) and Director
Ming Yi (3)	40	Chief Financial Officer (“CFO”)
Yang Liu (4)	41	Chief Operating Officer (“COO”)
Johnson Lau (5)(6)	47	Independent Director
Fuyou Li (5)(7)	67	Independent Director
Mingjie Zhao (5)(8)	55	Independent Director

(1)	On September 2, 2016, Mr. Yongke Xue resigned from his position as the CEO of the Company and Chairman of the Board of the Directors of the Company. Mr. Yongke Xue was appointed CEO on December 24, 2014, and resigned as CEO of the Company on September 2, 2016. On January 5, 2018, Mr. Yongke Xue was reappointed as the Company’s CEO, effective on January 31, 2018. On March 4, 2020. Mr. Yongke Xue resigned from his position as the CEO of the Company.
(2)	Shanchun Huang was appointed as CEO on March 4, 2020 and a member of the Board of Directors of the Company on March 4, 2020.
(3)	Ming Yi was appointed as CFO on November 30, 2020.
(4)	Yang Liu was appointed as the Chief Operating Officer of the Company on November 16, 2020.
(5)	Member of the audit committee and compensation committee.
(6)	Johnson Lau was appointed a member of the Board of Directors of the Company on December 23, 2014.
(7)	Fuyou Li was appointed a member of the Board of Directors of the Company on May 8, 2015.
(8)	Mingjie Zhao was appointed a member of the Board of Directors of the Company on July 15, 2020.

Yongke Xue, Chairman of Board of Directors

Mr. Yongke Xue served as our CEO from January 31, 2018 to March 4, 2020. Mr. Xue also served in that position from February 26, 2008 to February 18, 2013, and from December 24, 2014 to September 2, 2016. Mr. Yongke Xue currently serves as the Chairman of the Board. Mr. Yongke Xue has served as the director of SkyPeople (China) from December 2005 to February 2020. Mr. Xue served as the general manager of Hede from December 2005 to June 2007. Prior to that, he served as the business director of the investment banking division of Hualong Securities Co., Ltd. from April 2001 to December 2005. He also acted as the vice general manager of Shaanxi Huaye Foods Co., Ltd. from July 1998 to March 2001. Mr. Xue graduated from Xi’an Jiaotong University with an MBA in 2000. Mr. Xue graduated with a Bachelor’s degree in Metal Material & Heat Treatment from National University of Defense Technology in July 1989. The Board believes that Mr. Xue’s vision, leadership and extensive knowledge of the Company is essential to the development of its strategic vision.

Shanchun Huang, Chief Executive officer and Director of the Board

Mr. Huang was appointed as our CEO and director of the Board on March 4, 2020. Mr. Huang served as the president of Wealth Index (Beijing) Fund Management Co., Ltd., which provides private equity fund management service, from March 2011 to March 2020, and as the president of Wealth Index (Beijing) International Investment Consulting Co., Ltd., which provides investment management and consulting services for non-securities related business, from August 2004 to March 2020. From May 2001 to June 2004, Mr. Huang was the vice president of Zhejiang Geely Holding Group Corporation, a global automobile company headquartered in Hangzhou, China. Mr. Huang graduated from Hefei Staff University of Science and Technology in July 1986, majoring in news collection and editing. The Board believes that Mr. Huang’s extensive business and operational knowledge and expertise qualifies him to serve the CEO of the Company and as a member of the Board.

Ming Yi, Chief Financial Officer

On November 30, 2020, the Board of the Directors appointed Mr. Ming Yi as the CFO of the Company.

Mr. Yi has served as an independent director of Hudson Capital Inc. (Nasdaq: HUSN) since March 31, 2020. Mr. Yi was the CFO of SSLJ.com Limited from July 2018 to July 2019. From June 2011 to August 2018, Mr. Yi was the CFO and a board member of Wave Sync Corp. (formerly known as China Bio-Energy Corp). From September 2009 to April 2011, he served as a senior manager at Qi He Certified Public Accountants Co. Ltd. Form July 2007 to August 2010, Mr. Yi was a senior auditor at Ernst & Young. Mr. Yi received his Bachelor of Science degree in Accounting from School of Business Administrations of Liaoning University in 2004 and his Master of Science degree in Accounting and Finance from Victory University, Australia in 2006. Mr. Yi is a Certified Public Accountant in Australia. The Board believes that Mr. Yi’s significant accounting and public company experience will be important to the Company and the Board.

Yang Liu, Chief Operating Officer

On November 16, 2020, the board of directors appointed Mr. Yang Liu as the COO of the Company.

Mr. Liu served as Chairman and CEO of Color Star Technology Co. Ltd. (Nasdaq: HHT) from March 2019 to July 2020. Mr. Liu served as President of MagniFinTech from May 2017 to March 2019 and served as CEO of Wave Sync Corporation from July 2017 to August 2018. Mr. Liu served as the Murex Regional Manager at UBS from November 2015 to May 2017. From June 2008 to November 2015, Mr. Liu served as a Senior Consultant, Client Coordinator and Single-point of Contact at Murex North America. Mr. Liu holds a Bachelor of Science degree in Electric Engineering from Tsinghua University in China and two Master’s degrees in Financial Mathematics and Electrical Engineering from New Mexico State University. Mr. Liu’s significant financial, operational and management expertise qualifies him to serve as the COO of the Company.

Johnson Lau, Director

On December 23, 2014, the Board appointed Johnson Lau as a member of the Board of Directors of the Company and he also serves as the Chairman of Audit committee and a member of the Compensation Committee of the Board.

Mr. Lau is the CFO of Precious Fresh Limited, a private company since November 2019. Mr. Lau is a Certified Public Accountant of the Hong Kong Institute of Certified Public Accountants and CPA Australia. Mr. Lau has over 20 years of experience in the accounting profession. Mr. Lau started his career in Deloitte in Hong Kong and Beijing from 1997 to 2004. Prior to joining Precious Fresh Limited in 2019, Mr. Lau worked in various public companies in the United States, England and Hong Kong as director of finance and CFO for over ten years. He holds a bachelor degree in commerce from Monash University, Australia. The Board believes that Mr. Lau’s extensive knowledge and experience in accounting and his public company experience is important to the Company’s internal controls and financial reporting and its status as a US traded public company. During the period between 2004 and 2019, Mr. Lau worked in various public companies listed in the United States, England and Hong Kong as director of finance and CFO. Mr. Lau was the CFO and was subsequently an executive director of Haike Chemical Group Limited, a company listed on the London Stock Exchange (LSE: HAIK.L), from December 2006 to March 2009. Mr. Lau subsequently resigned as CFO and was redesignated as a non-executive director of Haike Chemical Group Limited in March 2009. He retired as a non-executive director in January 2010. From April 2009, Mr. Lau was employed by AutoChina International Limited, a company listed on the NASDAQ Capital Market and subsequently quoted on the OTC Bulletin Board (Nasdaq/OTC: AUTCF) as CFO. He was redesignated as the director of finance in July 2009 and subsequently departed in June 2013. From June 2010 to January 2013, Mr. Lau was an independent director of Lizhan Environmental Corporation (Nasdaq: LZEN). Mr. Lau was the CFO of SGOCO Group, Ltd. (Nasdaq: SGOC), from July 2013 to June 2015. Mr. Lau was the CFO of China Golden Classic Group Limited (HKEX: 8281.HK) from July 2015 to July 2018. Mr. Lau was the CFO of Dafy Holdings Limited. (HKEX: 1826.HK) from August 2018 to October 2019. He was an independent non-executive director of Winshine Science Company Limited (HKEX: 209.HK) from October 2017 to April 2019. The Board believes that Mr. Lau’s qualifications and strong experience stated above is sufficient and helpful to our Company’s future development and serve as a member of the Board.

Fuyou Li, Director

On May 8, 2015, the Company’s Board of Directors appointed Mr. Fuyou Li as a member of the Company’s Board of Directors and a member of Compensation Committee and Audit Committee of the Board. The Board of Directors also appointed Mr. Li as a member of both the audit and compensation committees of the Board. Mr. Li graduated from Xi’an Jiaotong University with a doctor’s degree in economics. He has taught international finance as a professor at Xi’an Jiaotong University since 2000. The Board believes his professional background and expertise in international finance qualifies him to serve as a member of the Board.

Mingjie Zhao, Director

On July 15, 2020, the Board appointed Mr. Mingjie Zhao as a member of the Board and Chairman of the Compensation Committee and a member of Audit Committee of the Board. Mr. Zhao has served as a director of New York Hua Yang, Inc. since April 2018. From July 2016 to March 2018, Mr. Zhao served as CEO of TD Holdings, Inc. (formerly known as China Commercial Credit Inc. and Nasdaq: CLG). Mr. Zhao was the COO and a director of New York Hua Yang, Inc. from September 2011 to July 2016. Mr. Zhao obtained his Master of Business Administration degree from University of Bridgeport in Connecticut in May 2003 and his Bachelor of Science degree from China Eastern Normal University in Shanghai, China in July 1985. The Board believes that Mr. Zhao’s extensive business expertise and public companies experience qualify him to serve as a member of the Board.

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

Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons, the Company believes that, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended December 31, 2020, except for the following: Mr. Yang Liu did not file a Form 3 for appointment as COO of the Company in November 2020, Mr. Ming Yi did not file a Form 3 for appointment as CFO of the Company in November 2020, Form 4 for Mr. Yongke Xue, Chairman of the Board for the grant of stock award for 500,000 shares on December 28, 2020, Form 3 for appointment as COO of the Company in November 2020, Form 3 for Mr. Shanchun Huang’s appointment as CEO on March 4, 2020 was filed on March 12, 2021, Form 3 for Mr. Mingjie Zhao’s appointment as a director of the Company on July 15, 2020 was filed on March 12, 2021.

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

Committees of the Company’s Board of Directors

The Board held 8 regularly scheduled and special meetings during fiscal year 2020. All of the directors attended (in person or by telephone) all of the Board meetings and any committees of the Board on which they served during the fiscal year. Directors are expected to use their best efforts to be present at the shareholders annual meeting. All of our directors attended the December 18, 2020 shareholders annual meeting by tele-conference or in person.

Audit Committee

On April 25, 2008, the Board formed an audit committee. Messrs. Lau, Li and Zhao currently serve on the audit committee, which is chaired by Mr. Lau. Each member of the audit committee is “independent” as that term is defined in the rules of the SEC and within the meaning of such term as defined under the rules of the NASDAQ Capital Market. The Board has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee. The audit committee held four meetings during fiscal year 2020, and all audit committee members attended each of those meetings. Our Board has determined that Mr. Lau is an “audit committee financial expert,” as defined under the applicable SEC rules.

Compensation Committee

On April 25, 2008, the Board formed a compensation committee. Messrs. Lau, Li and Zhao currently serve on the compensation committee, which is chaired by Mr. Zhao. Each member of the compensation committee is “independent” as that term is defined in the SEC rules and within the meaning of such term as defined under the rules of the NASDAQ Capital Market, a “nonemployee director” for purposes of Section 16 of the Exchange Act. No interlocking relationship exists between the Board or the compensation committee and the Board or compensation committee of any other company, nor has any interlocking relationship existed during the last fiscal year. The compensation committee held two meetings during fiscal year 2020.

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

ITEM 11 – EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Objectives

We operate in a highly competitive and rapidly changing industry. The key objectives of our executive compensation programs are to:

●	attract, motivate and retain executives who drive our success and industry leadership; and provide executive officers, with a salary and/or stock award on the market value of that role, and

●	the individual’s demonstrated ability to perform that role.

Stock Incentive Plans

On March 13, 2018, the Company’s shareholders approved the 2017 Omnibus Equity Plan at the annual shareholders meeting, which permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 1,300,000 shares of Common Stock. On December 21, 2018, the Company issued 1,300,000 shares of the Company’s unrestricted common stock to seven of the Company’s employees pursuant to our 2017 Omnibus Equity Plan. As of December 31, 2020, there were no shares of stock available for award under the 2017 Omnibus Equity Plan.

On October 9, 2019, the Board of Directors of the Company approved and adopted the Future FinTech Group Inc. 2019 Omnibus Equity Plan (the “2019 Equity Plan”), which was approved by the shareholders of the Company on February 26, 2020. The 2019 Equity Plan permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 3,000,000 shares of Common Stock. The 2019 Equity Plan has a total of 3,000,000 shares of Common Stock. The Company grant the 3,000,000 shares under 2019 Equity Plan to nine officers, employees and director of the Company on December 28, 2020. As of December 31, 2020, no shares of stock available for award under the 2019 Equity Plan.

The Board of Directors of the Company approved and adopted the Future FinTech Group Inc. 2020 Omnibus Equity Plan (the “2020 Equity Plan”) on October 27, 2020, which was approved by the shareholders at the shareholders annual meeting on December 18, 2020. The 2020 Equity Plan has a total of 5,000,000 shares of Common Stock. The Company has not granted any shares under the 2020 Equity Plan.

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

Role of Executive Officers in Determining Executive Compensation

The compensation committee determines the compensation for the CEO, which is based on various factors, such as level of responsibility and contributions to our performance. The CEO recommends the compensation for our executive officers (other than the compensation of the CEO) to the compensation committee. The compensation committee reviews the recommendations made by the CEO and determines the compensation of the CFO and the other executive officers.

Employment Agreements

We did not have an employment agreement with our Mr. Yongke Xue when he served as our CEO. We entered into an Employment Agreement with our CEO, Mr. Shanchun Huang, on March 7, 2020 with a term of one year, which was renewed for another year on March 20, 2021. Mr. Huang will receive compensation in the amount of $1 per year.

On November 16, 2020, the Company entered into an employment agreement with Mr. Yang Liu as COO of the Company. The agreement provides that Mr. Liu will receive compensation in the amount of $1 per year and the term of the agreement is for one (1) year.

On May 21, 2019, the Company entered into an Employment agreement with Ms. Jing Chen as the CFO for a period of one year. The Employment agreement with the CFO was renewed on May 21, 2020 for a period of one year. Ms. Chen would receive a salary of RMB 624,000 (approximately $90,620) per year after tax. On November 26, 2020, Ms. Chen resigned the position of CFO, effective on November 30, 2020. Ms. Chen was appointed as the Vice President of the Company on November 30, 2020.

On December 1, 2020, the Company entered into an employment agreement with Mr. Ming Yi as CFO of the Company. The agreement provides that Mr. Yi will receive compensation in the amount of $4,000 per month before tax and the term of the agreement is for one (1) year.

Summary Compensation of Named Executive Officers

Our executive officers do not receive any compensation from the Company for also serving as directors of the Company. Our former CEO, Yongke Xue, has not received any compensation from us or any of our subsidiaries for his services in the past three years. The following table sets forth information concerning cash and non-cash compensation paid by the Company to our named executive officers for the years ended December 31, 2020 and 2019.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($$)
Yongke Xue (1)	12/31/2020	$-	-		-	-	-	-	$-
	12/31/2019	$-	-	-	-	-	-	-	$-
Shanchun Huang(2)	12/31/2020	$1	-	-	-	-	-	-	$1

Jing Chen (3)	12/31/2020	$24,312	-	-	-	-	-	-	$24,312
	12/31/2019	$45,227							$45,227
Ming Yi(4)	12/31/2020	$4,000							$4,000
					-	-	-	-
Kai Xu(5)	12/31/2020	$13,642	-	400,000	-	-	-	-	$805,642
	12/31/2019	$24,160							$24,160
Zhi Yan(6)	12/31/2020	$2,378	-	-	-	-	-	-	$2,837
	12/31/2019	$43,487	-	-	-	-	-	-	$43,487
Yang Liu(7)	12/31/2020	$1							$1

(1)	On March 4, 2020, Mr. Yongke Xue resigned as the CEO of the Company.
(2)	On March 4, 2020, Mr. Shanchun Huang was appointed as the CEO of the Company.
(3)	On May 21, 2019, the Board of the Directors appointed Ms. Jing Chen as the CFO of the Company. On November 26, 2020, Ms. Chen resigned as the CFO of the Company, effective on November 30, 2020. Ms. Chen was appointed as the Vice President of the Company on November 30, 2020
(4)	On November 30, 2020, the Board of the Directors appointed Mr. Ming Yi as the CFO of the Company.
(5)	On February 28, 2019, the board of directors appointed Mr. Kai Xu as the COO of the Company. Since February 2020, Mr. Xu no longer serves as the COO of the Company and he continues to serve as deputy general manager in a subsidiary of the Company. The Compensation Committee of the Board granted Mr. Kai Xu a stock award for 400,000 shares of common stock of the Company, vested immediately upon the grant, under 2019 Omnibus Equity Plan on December 28, 2020
(6)	On February 9, 2018, the board of directors appointed Mr. Zhi Yan as the Chief Technology Officer (“CTO”) of the Company. Since February 2020, Mr. Yan no longer serves as the CTO of the Company and he continues to serve as the general manager of a subsidiary of the Company.
(7)	On November 16, 2020, the Board of the Directors appointed Mr. Yang Liu as the COO of the Company.

Outstanding Equity Awards at December 31, 2020

No outstanding equity awards held by named executive officers as of December 31, 2020.

Compensation of Directors

The following table sets forth information concerning cash and non-cash compensation paid by us to our directors during 2020.

Name	Fees Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue(1)	$—	500,000	—	—	—	—	$990,000
Shanchun Huang	$—	—	—	—	—	—	$—
Yiliang Li (2)	$4,425	—	—	—	—	—	$4,425
Fuyou Li (3)	$8,850	—	—	—	—	—	$8,850
Johnson Lau (4)	$25,000	—	—	—	—	—	$25,000
Zhi Yan (5)	$—	—	—	—	—	—	$—
Mingjie Zhao(6)	$12,500	—	—	—	—	—	$12,500

(1)	Our Chairman, Yongke Xue, has not received any compensation from us or any of our subsidiaries for his services in the past three years until December 28, 2020 when the compensation committee of the Board granted him a stock award for 500,000 shares of common stock of the Company, vested immediately upon the grant, under 2019 Omnibus Equity Plan on December 28, 2020.
(2)	On May 6, 2018, the Board appointed Mr. Yiliang Li as a member of the Board and a member of the Compensation Committee and the Audit Committee of the Board, effective immediately. Mr. Li is entitled to $8,850 per annum as compensation for his services as a director of the Board and its committees. On July 14, 2020, the Board received a resignation letter from Yiliang Li, a member of the Board and a member of the Board’s Compensation Committee and Audit Committee, effective on July 16, 2020.
(3)	On May 8, 2015, the Board appointed Mr. Fuyou Li as a member of the Board of Directors and a member of both the audit committee and compensation committee. Mr. Li is entitled for $8,850 per annum as compensation for his service as director of the Company.
(4)	On December 23, 2014, the Board appointed Johnson Lau as a member of the Board of Directors of the Company and he currently serves as the Chairman of Audit Committee and a member of Compensation Committee of the Board. Mr. Lau is entitled for $25,000 per annum as compensation for his current services as a director of the Company and chair of the audit committee and a member of compensation committee.
(5)	On March 4, 2020, Mr. Zhi Yan resigned from his position as a member of the Board. He was not paid as a director in fiscal year 2020.
(6)	On July 15, 2020, the Board appointed Mr. Mingjie Zhao as a member of the Board and Chairman of the Compensation Committee and a member of Audit Committee of the Board. Mr. Zhao is entitled for $25,000 per annum as compensation for his current services as a director of the Company.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of April 12, 2021, by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and all of our directors and

●	executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 65,286,192 shares of our Common Stock outstanding as of April 12, 2021.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of April 12, 2021or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of April 12, 2021 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders, named executive officers, and directors below is c/o Future FinTech Group, Inc., Americas Tower, 1177 Avenue of The Americas, Suite 5100, New York, NY 10036.

Shares Beneficially Owned

Name of Beneficial Owner	Number	Percent
Directors and Named Executive Officers
Yongke Xue (1)	2,171,955	3.3%
Shanchun Huang	-	-
Ming Yi	-	-
Mingjie Zhao	-	-
Yang Liu	-	-
Fuyou Li	-	-
Johnson Lau	-	-
All current directors and name executive officers as a group (7 persons)	2,171,955	3.3%
5% or Greater Shareholders
Zeyao Xue (2)	13,012,622	19.9%
Sincerity Group Enterprises Ltd. (3)	3,330,007	5.1%
Mengyao Chen(4)	3,323,225	5.1%
Shuiliang Xiao(5)	3,409,466	5.2%
All 5% or Greater Shareholders	23,075,320	35.3%

(1)	Consists of (i) 1,488,570 shares owned directly by Golden Dawn International Limited, a British Virgin Islands company, (ii) 183,385 shares owned directly by China Tianren Organic Food Holding. Each of Golden Dawn International Limited and China Tianren Organic Good Holding are indirect subsidiaries of V.X. Fortune Capital Limited, a British Virgin Islands company and Yongke Xue is the sole director of V.X. Fortune Capital Limited and (iii) 500,000 shares owned directly by Yongke Xue.
(2)	Mr. Zeyao Xue, the son of Yongke Xue, holds all of the issued and outstanding capital stock of Fancylight Limited, which is the indirect owner of those shares held by Golden Dawn International Limited and China Tianren Organic Food Holding. As such, Mr. Zeyao Xue shares beneficial ownership of 1,671,955 of his shares with Mr. Yongke Xue. The address of Zeyao Xue is No.3, Xijuyuan Xiang, Lianhu District, Xi’an City, Shaanxi Province, China.
(3)	The address of Sincerity Group Enterprises Ltd. is 17th building of East Roman Garden, No 988 in Kuangshan Road, Baqiao District, Xi’an City, Shaanxi Province, China.
(4)	The address of Mengyao Chen is 1704, 11th Floor, South Zone of Ronghuabeijingcheng, 7th Fengcheng Rd., Weiyang District, Xi’an City, Shaanxi Province, China.
(5)	The address of Shuiliang Xiao is Tianlang Lanhushu, West end of Keji Rd., Yanta district, Xi’an City, Shaanxi Province, China.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For details of related party transactions, see Note 9 “Related Party Transaction” to our consolidated financial statements.

Director Independence

We currently have five directors. Three of our current directors, Messrs. Johnson Lau, Fuyou Li and Mingjie Zhao, have been determined by our Board to be “independent directors” as defined under the rules of the NASDAQ Capital Market, constituting a majority of independent directors of the Board as required by the rules of the NASDAQ Capital Market.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years 2020 and 2019. All of the services described in the following fee table were approved in conformity with the audit committee’s pre-approval process.

Audit Fees

	2020	2019
Audit Fees	$211,000	$235,000
Tax Fees	—	—
All Other Fees	—	—
Total	$211,000	$235,000

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

Simon & Edward provided professional services for the audit of our fiscal year 2018 financial statements and $45,000 was billable to Simon & Edward for the audit of consolidated financial statements for fiscal year 2018 during 2019. Yu provided professional services for the audit of our fiscal year 2018 financial statements and $60,000 was billable to Yu for the audit of consolidated financial statements for fiscal year 2018 during 2019. Wang provided professional services for the audit of our fiscal year 2018 financial statements and quarterly review of 2018 and $175,000 was paid to Wang for audit of our fiscal year 2018 financial statements and quarterly review. Wang provided professional services for the quarterly review of 2019 and $45,000 was paid to Wang for the 2019 quarterly review. On April 3, 2020, the Audit Committee of the Board of Directors of the Company dismissed Wang as the Company’s independent registered public accounting firm, effective immediately. On April 3, 2020, the Audit Committee approved the engagement of BF Borgers as the Company’s independent registered public accounting firm, effective immediately.

BF Borgers provided professional services for the audit of our fiscal year 2019 financial statements and $190,000 was paid to BF Borgers for audit of our fiscal year 2019 financial statements.

BF Borgers provided professional services for the audit of our fiscal year 2020 financial statements and $211,000 was paid to BF Borgers for audit of our fiscal year 2020 financial statements.

Tax Fees

The Board audit committee’s policy is to pre-approve all audit services and all non-audit services that our independent accountants are permitted to perform for us under applicable federal securities regulations. The audit committee’s policy utilizes an annual review and general pre-approval of certain categories of specified services that may be provided by the independent accountant, up to pre-determined fee levels. Any proposed services not qualifying as a pre-approved specified service, and pre-approved services exceeding the pre-determined fee levels, require further specific pre-approval by the audit committee. The audit committee has delegated to the Chairman of the audit committee the authority to pre-approve audit and non-audit services proposed to be performed by the independent accountants. Our audit committee was established in April 2008. All the services provided by our auditors in fiscal years 2020 were pre-approved by the audit committee.

Changes in Registrant’s Certified Accountant

On April 3, 2020, the Audit Committee of the Company dismissed Wang as the Company’s independent registered public accounting firm, effective immediately.

On April 3, 2020, the Audit Committee approved the engagement of BF Borgers as the Company’s independent registered public accounting firm, effective immediately. The Audit Committee also approved BF Borgers to act as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2019. There is no change of independent registered public accounting firm for the fiscal year ended December 31, 2020.

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

On January 9, 2019, the Audit Committee of the Board of Directors of Future FinTech Group, Inc. (the “Company”) dismissed Wang Certified Public Accountant P.C. (“Wang”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2018, effective immediately.

Wang’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2017 and December 31, 2016 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2017 and December 31, 2016, and in the subsequent interim period through January 8, 2019, there were (i) no disagreements between the Company and Wang on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Wang, would have caused Wang to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K

On January 9, 2019, the Audit Committee approved the engagement of Yu Certified Public Accountant P.C. (“Yu”) as the Company’s independent registered public accounting firm, effective immediately. The Audit Committee also approved Yu to act as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2018.

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

The Company reported its changes in auditors in Current Reports on Form 8-K, filed on January 15, 2019, March 25, 2019, May 1, 2019, and April 9, 2020.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENTS:

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and

2.	Exhibits

(b) EXHIBITS:

Exhibit Index

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of February 22, 2008 by and among Pacific Industry Holding Group Co., Ltd., “Pacific,” Terrence Leong, SkyPeople Fruit Juice, Inc., the “Registrant,” and the shareholders of Pacific. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on February 28, 2008.
3.1	Second Amended and Restated Articles of Incorporation, dated June 6, 2017. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on June 9, 2017.
3.2	Certificate of Designations, Preferences and Rights of the Registrant’s Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Commission on February 28, 2008.
3.3	Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Commission on February 28, 2008.
3.4	Amended and Restated Bylaws, dated June 6, 2017. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Commission on June 9, 2017.
3.5	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 10, 2016. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016.
3.6	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 14, 2018. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 16, 2018.
3.7	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 18, 2021. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 23, 2021.
4.1	Form of Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on April 13, 2017.
4.2	Form of Investors Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on December 28, 2020.
4.3	Form of Placement Agent Warrant. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Commission on December 28, 2020.
4.4	Description of Securities of the Registrant registered under Section 12 of the Securities Exchange Act of 1934, as amended.*

Exhibit Number	Description
10.1	Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 14, 2011.
10.2	Indemnification Agreement Between SkyPeople Juice, Inc. and Yongke Xue. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.3	Indemnification Agreement Between SkyPeople Juice, Inc. and Guolin Wang. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.4	Indemnification Agreement Between SkyPeople Juice, Inc. and Spring Liu. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.5	English translation of Investment/Service Agreement The Yidu Orange Comprehensive Deep Processing Zone (the “Zone”) between Yidu Municipal People’s Government and SkyPeople Juice Group Company Limited dated October 29, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 29, 2012
10.6	Orchard Lease Contract by and between Village Committee of Dierpo Village, Jinqu Town, Mei County and Shaanxi Guoweimei Kiwi Deep Processing Co., Ltd., dated August 3, 2016. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Commission on January 27, 2017.
10.7	Orchard Lease Contract by and between Yidu Sichang Joint Citrus Cooperatives and Hetetang Agricultural Plantations (Yidu) Co., Ltd., dated August 15, 2016. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the Commission on January 27, 2017.
10.8	Form of Securities Purchase Agreement, dated April 12, 2017. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 13, 2017.
10.9	Director Agreement, dated May 6, 2018, by and between Future FinTech Group Inc. and Yiliang Li. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on May 8, 2018.
10.10	Securities Purchase Agreement by and between Future FinTech Group, Inc. and Iliad Research and Trading, L.P., dated March 26, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 1, 2019.
10.11	Secured Convertible Promissory Note, issued by Future FinTech Group, Inc. to Iliad Research and Trading, L.P., dated March 26, 2019. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on April 1, 2019.
10.12	Employment Agreement, dated May 21, 2019, between Future FinTech Group Inc. and Jing Chen. Incorporated by reference to Exhibit 10.1# to our Current Report on Form 8-K filed with the Commission on May 22, 2019.
10.13	Exclusive Operation and Use Rights Authorization Letter by Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., dated July 31, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.14	Exclusive Technology Consulting and Service Agreement by and between Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd. and Chain Cloud Mall E-commerce (Tianjin) Co., Ltd, dated July 31, 2019. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.15	Exclusive Purchase Option Agreement by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. Zeyao Xue and Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.16	Equity Pledge Agreement by and among by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. and Zeyao Xue, dated July 31, 2019. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.17	Equity Pledge Agreement by and among by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. and Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.18	Power of Attorney issued by Zeyao Xue, dated July 31, 2019. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.19	Power of Attorney issued by Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.

Exhibit Number	Description
10.20	Share Transfer Agreement by and between SkyPeople Foods Holdings Limited, a wholly owned subsidiary of Future FinTech Group Inc. and New Continent International Co., Ltd. dated September 18, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on September 23, 2019.
10.21	Three Party Cooperation Agreement by GlobalKey SharedMall Limited, a wholly owned subsidiary of Future FinTech Group Inc., Fan Zhang and Caixia Wang, dated November 8, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on November 14, 2019.
10.22	Note Purchase Agreement by and between Future FinTech Group Inc. and Iliad Research and Trading, L.P., dated December 19, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 26, 2019.
10.23	Investor Note, issued by Iliad Research and Trading, L.P. to Future FinTech Group, Inc. dated December 19, 2019. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on December 26, 2019.
10.24	Secured Promissory Note, issued by Future FinTech Group, Inc. to Iliad Research and Trading, L.P., dated December 19, 2019. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on December 26, 2019.
10.25	Exchange Agreement by and between Future FinTech Group Inc. and Iliad Research and Trading, L.P., dated January 6, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 10, 2020.
10.26	Exchange Agreement by and between Future FinTech Group Inc. and Iliad Research and Trading, L.P., dated January 15, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 21, 2020.
10.27	Consulting Service Agreement by and between Future FinTech Group Inc. and Dragon Investment Holding Limited (Malta) dated January 25, 202. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 29, 2020
10.28	Employment Agreement between Future FinTech Group Inc. and Shanchun Huang dated March 7, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 10, 2020.
10.29	Exchange Agreement by and between Future FinTech Group Inc. and Iliad Research and Trading, L.P. dated March 11, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 13, 2020.
10.30	Exchange Agreement by and between Future FinTech Group Inc. and Iliad Research and Trading, L.P. dated April 17, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 21, 2020.
10.31	Employment Agreement, by between Future FinTech Group Inc. and Jing Chen dated May 21, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on May 22, 2020.
10.32	Exchange Agreement by and between Future FinTech Group Inc. and Iliad Research and Trading, L.P. dated June 10, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 15, 2020.
10.33	Securities Purchase Agreement by and between Future FinTech Group Inc. and Qun Xie dated June 16, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 18, 2020.
10.34	Share Exchange Agreement by and among Future FinTech Group Inc., Future FinTech (Hong Kong) Limited, Nice Talent Asset Management Limited and Joy Rich Enterprises Limited dated July 13, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 16, 2020.
10.35	Director Agreement by and between Future FinTech Group Inc. and Mingjie Zhao dated July 15, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 17, 2020.
10.36	Standstill Agreement by and between Future FinTech Group Inc. and Iliad Research and Trading, L.P. dated July 28, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 29, 2020.

Exhibit Number	Description
10.37	Debt Repayment Agreement by and between Future FinTech Group Inc. and Creditors, dated August 4, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 7, 2020.
10.38	Securities Purchase Agreement by and between Future FinTech Group Inc. and Houwu Huang dated September 16, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on September 21, 2020.
10.39	Form of Debt Repayment Agreement by and between Future FinTech Group Inc. and Creditors, dated October 27, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 30, 2020.
10.40	Securities Purchase Agreement by and between Future FinTech Group Inc. and certain Purchasers, dated November 2, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on November 5, 2020.
10.41	Employment Agreement by and between Future FinTech Group Inc. and Yang Liu dated November 16, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on November 18, 2020.
10.42	Employment Agreement by and between Future FinTech Group Inc. and Ming Yi dated December 1, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 2, 2020.
10.43	Securities Purchase Agreement by and between Future FinTech Group Inc. and certain Purchasers, dated December 2, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 4, 2020.
10.44	Share Exchange Agreement by and among Future FinTech Group Inc., Future FinTech (Hong Kong) Limited, Asiasens Investment Holding Pte. Ltd., and Asen Maneuvre Group Limited, dated December 18, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 18, 2020.
10.45	Form of Securities Purchase Agreement dated December 24, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 28, 2020
10.46	Form of Placement Agent Agreement dated December 24, 2020. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on December 28, 2020.
10.47	Form of Securities Purchase Agreement dated January 11, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 12, 2021.
10.48	Form of Placement Agent Agreement dated January 11, 2021. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on January 12, 2021.
10.49	Form of Securities Purchase Agreement dated February 9, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 10, 2021.
10.50	Form of Placement Agent Agreement dated February 9, 2021. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on February 10, 2021.
10.51	Share Exchange Agreement by and Among Future FinTech Group Inc., Future Supply Chain Co., Ltd., Sichuan Longma Electronic Technology Co. Ltd. and Sichuan Ticode Supply Chain Management Co., Ltd. dated on February 26, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 1, 2021.
10.52	Form of Securities Purchase Agreement dated April 1, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 2, 2021.
10.53	Form of Placement Agent Agreement dated April 1, 2021. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 2, 2021.
10.54	First Amendment to Share Exchange Agreement by and among Future FinTech Group Inc., Future FinTech (Hong Kong) Limited, Nice Talent Asset Management Limited and Joy Rich Enterprises Limited dated April 9, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 12, 2021
16.1	Letter from Wang Certified Public Accountant, P.C., dated April 8, 2020. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on April 9, 2020.
21.1	Description of Subsidiaries of the Registrant*
23.1	Consent of B F Borgers CPA PC*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer of Registrant.†
32.2	Section 1350 Certification of Principal Financial Officer of Registrant.†
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†	Furnished herewith

(c)	Other Financial Statement Schedules - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Future FinTech Group Inc.

April 15, 2021	By:	/s/ Shanchun Huang
Shanchun Huang
Chief Executive Officer
(principal executive officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shanchun Huang and Ming Yi, and each of them, their attorneys-in-fact and agents, each with the power of substitution, for them in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature

Name and Title	Date

/s/ Shanchun Huang
Shanchun Huang	April 15, 2021
Chief Executive Officer (principal executive officer and Director)

/s/ Ming Yi
Ming Yi	April 15, 2021
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Yongke Xue
Yongke Xue	April 15, 2021
Chairman of the Board of Directors

/s/ Mingjie Zhao
Mingjie Zhao, Director	April 15, 2021

/s/ Johnson Lau
Johnson Lau, Director	April 15, 2021

/s/ Fuyou Li
Fuyou Li, Director	April 15, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Future Fintech Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Future FinTech Group, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of a Matter

As disclosed in Note 15 to the financial statements, the Company completed the disposition of its certain subsidiaries during the year ended December 31, 2020. The disposal gain was reported in the financial statements.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Loan Receivable

As described in Note 3 to the financial statements, the Company assessed the impairment loss of loan receivables based on the Company’s best estimate of the amount of probable credit losses in the existing receivable balances. As disclosed in Note 4 to the financial statements, the Company made a loan of $5.36 million during the year and the balance was outstanding as of December 31, 2020.

The principal considerations for our determination that auditing management’s assessment of impairment of loan receivable is a critical audit matter are there was significant judgment made by management when considering factors in management’s assessment on collectability of the loan receivables as described above, as well as the likelihood of the occurrence of these factors impacting the collectability. In turn, such management’s assessment led to challenging and subjective auditor judgment in performing our audit procedures.

Our audit of valuation of loan receivables includes, but not limits to, the following procedures:

●	understanding of controls relating to management assessment of accounts receivable allowance;

●	reviewing management’s impairment assessment, including its supporting evidence;

●	examining original transaction related documents;

●	confirming balance with the borrower;

●	searching public information for the operating and financial conditions of the borrower;

●	evaluating the sufficiency of the Company’s disclosures to loan receivable.

Legal Proceedings Contingencies

As described in Note 17 to the financial statements, management disclosed legal proceedings that involved the Company’s current subsidiaries, disposed subsidiaries, or the Company’s senior management where liability is not probable or the amount of the liability is not estimable, or both, if management believes there is at least a reasonable possibility that the Company has assessed the obligations, or a loss may be incurred when obligations were not discharged.

Our principal considerations to determine that the legal proceedings contingencies is a critical audit matter as there was significant judgment made by management when assessing the likelihood of a loss being incurred and when estimating the loss or range of loss for each claim, which in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assessment of the liabilities and disclosures related to legal proceedings contingencies.

Our audit of legal proceeding contingencies included, among others:

●	reviewing management’s control for assessing legal proceedings;

●	obtaining and evaluating the letters of audit inquiry with external legal counsel;

●	reviewing public information regarding the Company’s litigation cases;

●	evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable;

●	evaluating the sufficiency of the Company’s disclosures related to legal proceedings.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2020.

Lakewood, Colorado
April 15, 2021

FUTURE FINTECH GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,788,041	$190,867
Accounts receivable, net	-	4,954
Inventories	-	3,594
Advances to suppliers and other current assets	258,830	1,598,555
Loan receivables	5,355,944	-
Other receivables, net	81,972	7,489
Assets related to discontinued operations	35,082	98,528,958
TOTAL CURRENT ASSETS	$15,519,869	$100,334,417

Property, plant and equipment, net	$16,728	$17,855
Right of Use Assets	291,379	-
Intangible assets	41,214	40,853
Amount due from related parties	62,522	3,337,445
Long-term investments	-	12,250,000
TOTAL ASSETS	$15,931,712	$115,980,570

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$250,364	$248,894
Accrued expenses and other payables	2,300,412	1,129,893
Advances from customers	28,962	534,089
Convertible note payables	1,163,146	957,990
Loan payables	394,848	-
Lease liability-current	180,803	-
Liabilities related to discontinued operations	865,568	200,334,853
TOTAL CURRENT LIABILITIES	$5,184,103	$203,205,719

NON-CURRENT LIABILITIES
Lease liability-non-current	110,575	-
Amount Due to Related Party	$1,905,893	$852,057
TOTAL NON-CURRENT LIABILITIES	2,016,468	852,057
TOTAL LIABILITIES	$7,200,571	$204,057,776
Commitments and contingencies (Note 17)
STOCKHOLDER’S EQUITY

Future FinTech Group, Inc, Stockholders’ equity
Common stock, $0.001 par value; 300,000,000 shares authorized; 50,053,606 shares and 33,810,416 shares issued and outstanding as of December 31, 2020 and 2019 respectively	$50,053	$33,810
Additional paid-in capital	133,510,862	107,852,827
Accumulated deficits	(124,384,301)	(213,314,612)
Accumulated other comprehensive income (loss)	(398,014)	12,989,408
Total Future FinTech Group, Inc. stockholders’ equity (deficit)	8,778,600	(92,438,567)
Non-controlling interests	(47,459)	4,361,361
Total stockholders’ equity (deficit)	8,731,141	(88,077,206)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,931,712	$115,980,570

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	2020	2019
Revenue	$370,657	$941,117
Cost of goods sold	35,286	491,128
Gross profit	335,371	449,989

Operating Expenses
General and administrative expenses	4,257,533	1,730,448
Stock compensation expense	5,940,000	702,000
Selling expenses	39,685	441,879
Bad debt provision	3,356,725	5,158,818
Impairment loss on intangible assets	1,759,059	-
Total operating expenses	15,353,002	8,033,145

Loss from operations	(15,017,631)	(7,583,156)

Other (expenses) income
Interest income	218,028	3,902
Interest expenses	(372,169)	(523,558)
Loss on debt settlement and conversion	(2,599,303)	-
Impairment loss on equity investment	(12,250,000)	(2,751,099)
Other income(expenses), net	1,134	(255,810)
Total other income (expenses), net	(15,002,310)	(3,526,565)

Loss from Continuing Operations before Income Tax	(30,019,941)	(11,109,721)
Income tax provision	-	-
Loss from Continuing Operations	(30,019,941)	(11,109,721)

Discontinued Operations (Note 16)
Gain on disposal of discontinued operations	119,428,164	-
Income (loss) from discontinued operations	(477,912)	(15,964,524)

Net Income (Loss)	$88,930,311	$(27,074,245)
Less: Net Loss attributable to non-controlling interests		1,845,313
Net income(loss) from discontinued operations attributable to Future Fintech Group,Inc.	88,930,311	(25,228,932)
Other comprehensive income (loss)
Income (loss) from continued operations	$(30,019,941)	$(11,109,721)
Foreign currency translation – continued operations	(7,443,394)	21,950,957
Comprehensive income (loss) - continued operation	(37,463,335)	10,841,236
Income (loss) from discontinued operations	$118,950,252	$(15,964,524)
Foreign currency translation - discontinued operation	(5,944,028)	-
Comprehensive (loss) income - discontinued operation	113,006,224	(15,964,524)
Comprehensive Income (Loss)	$75,542,889	$(5,123,288)
Less: Net loss attributable to non-controlling interests	-	1,845,313
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	$75,542,889	(3,277,975)

Earnings (loss) per share:
Basic earnings (loss) per share from continued operation	$(0.79)	$(0.35)
Basic earnings (loss) per share from discontinued operation	3.13	(0.45)
	$2.34	$(0.80)
Diluted Earnings (loss) per share:
Diluted loss per share	$(0.79)	$(0.35)
Diluted earnings (loss) per share from discontinued operation	2.76	(0.45)
	$1.97	$(0.80)
Weighted average number of shares outstanding
Basic	38,057,065	31,996,279
Diluted	43,147,644	31,996,279

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulative
			Additional		Other	Non-
	Common Stock		paid-in	Accumulated	comprehensive	controlling
	Shares	Amount	capital	Deficits	income	interests	Total
Balance at December 31, 2018	31,017,083	$31,017	$105,737,256	$(188,085,680)	$(8,961,549)	$4,601,121	$(86,677,835)
Share based compensation	1,300,000	1,300	702,000	-	-	-	703,300
Issuance of common stock for conversion of debts	1,493,333	1,493	1,413,571	-	-	-	1,415,064
Net loss	-	-	-	(25,228,931)	-	(1,845,313)	(27,074,245)
Foreign currency translation on continuing operation	-	-	-	-	21,950,957	1,605,554	23,556,511
Balance at December 31, 2019	33,810,416	$33,810	$107,852,827	$(213,314,612)	$12,989,408	$4,361,361	$(88,077,206)
Share based payment	3,750,000	3,750	1,187,250	-	-	-	1,191,000
Share-based payments-omnibus equity plan	3,000,000	3,000	5,937,000	-	-	-	5,940,000
Issuance of common stock for conversion of debts	3,834,530	3,835	8,576,706	-	-	-	8,580,541
Issuance of common stocks and Warrants, net of issuance costs	5,658,660	5,658	10,250,651	-	-	-	10,256,309
Net loss from continued operation	-	-	-	(30,019,941)	-	-	(30,019,941)
Net loss from discontinued operation	-	-	-	(477,912)	-	-	(477,912)
Disposition of Discontinued operation			(293,572)	119,428,164	(5,944,028)	(4,408,821)	108,781,743
Foreign currency translation adjustment					(7,443,394)		(7,443,394)
Balance at December 31, 2020	50,053,606	$50,053	$133,510,862	$(124,384,301)	$(398,014)	$(47,459)	$8,731,141

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$88,930,311	$(27,074,245)
Net income from discontinued operation	118,950,252	(15,964,525)
Net loss from continuing operations	(30,019,941)	(11,109,721)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,217	2,886
Amortization	130,125	414
Bad debt provision	3,356,725	5,158,818
Impairment of intangible assets	1,759,059	-
Impairment of long term investment	12,250,000	2,751,099
Inventory write-off	3,594	-
Share based compensation	7,131,000	703,300
Loss on debt settlement and conversion	2,599,304	-
Interest expenses related to convertible note	99,858	523,551
Changes in operating assets and liabilities
Accounts receivable	4,478	(4,954)
Inventory	-	(3,594)
Other receivable	(208,507)	(51,093)
Advances to suppliers and other current assets	(177,258)	(2,594,474)
Operating lease assets and liabilities	(15,244)	-
Accounts payable	1,470	205,798
Due to related parties	276,297	-
Accrued expenses	1,170,519	(1,786,182)
Advances from customers	(416,543)	303,782
Net Cash Used In Operating Activities – Discontinued Operations	(224,762)	(4,240,466)
Net Cash Used In Operating Activities – Continued Operations	(2,049,848)	(5,900,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,984)	(5,006)
Advance of short-term loan investment	(5,355,944)	-
Purchase of intangible assets	-	(43,003)
Net Cash Used in Investing Activities from Discontinued Operations	84,847
Net Cash Used in Investing Activities from Continuing Operations	(5,358,928)	(48,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of issuance costs	10,256,309	-
Proceeds from amounts due from related parties, net	476,015	852,057
Proceeds from loan payable	694,639	-
Repayment of loans payable	(335,624)	-
Proceeds from Secured Convertible Promissory Note	6,086,535	2,373,054
Net cash (used in) provided by financing activities	17,177,874	3,225,111

Effect of change in exchange rate	(29,024)	7,483,307

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,600,159	519,575
Cash and cash equivalents, beginning of year	190,867	19,741
Cash and cash equivalents, end of year	9,791,026	539,316
Less: Cash and cash equivalents from the discontinued operations, end of year	(2,985)	(348,449)
Cash and cash equivalents, from the continuing operations end of year	$9,788,041	$190,867

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Issuance of common stocks for conversion of debts	$700,236	$1,120,000
Debt settlement by issuance of common stock	5,281,000	-

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2020 AND 2019

1. CORPORATE INFORMATION

Future FinTech is a holding company incorporated under the laws of the State of Florida. The main business of the Company includes an online shopping platform, Chain Cloud Mall (CCM, website: http://gksharedmall.com/), which is based on blockchain technology; and other application and development of blockchain-based e-commerce technology and financial technology. Prior to 2019, the Company engaged in the production and sales of fruit juice concentrates, fruit juice beverages and other fruit-related products in the People’s Republic of China (“PRC”, or “China”), and overseas markets. Due to the drastically increased production cost and tightened environmental law in China, the Company has transformed its business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology from the end of 2018.

On July 22, 2020, the Company established Future Commercial Management (Beijing) Co., Ltd. Its scope of business includes management and consulting services.

The Company’s activities are principally conducted by subsidiaries and VIE operating in the PRC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation and principle of consolidation

These consolidated financial statements (“financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America, or US GAAP.

The Company’s functional currency of subsidiaries and VIEs in China is the Chinese Renminbi (RMB). Other subsidiaries outside of China use U.S. Dollar as the functional currency; however, the accompanying consolidated financial statements have been translated and presented in USD.

According to USGAAP Accounting Standard Codification (“ASC”) 810-10-15-8, for legal entities other than limited partnerships, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree.

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

On May 7, 2020, Future Business Management Co., Ltd. completed the transfer of its ownership of Zhonglian Hengxin Assets Management Co., Ltd to individual third party. On July 24, 2020, the Company’s Board of Directors passed a resolution to sell the operation of Hedetang Farm Products Trading Markets (Mei County) Co., Ltd. and close the operation of Chain Cloud Mall Logistics Center (Shaanxi) Co., Ltd. As a result, Skypeople Foods Holdings Limited Company was deregistered on July 27, 2020; Digital online marketing Limited company was deregistered on July 28, 2020; On October 31, 2020, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited and Chain Cloud Mall Logistics Center (Shanxi) Co., Ltd. completed the transfer of its ownership of Hedetang Farm Products Trading Markets (Mei county) Co., Ltd to third parties.

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

As the Company classified the juice related operation into discontinued operation in the beginning of year 2019, and in accordance with the Company’s new business strategy, the Company classified business segment into CCM Shopping Mall Membership, sales of goods and others.

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

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has raised funds through issuance of convertible bonds and common stock.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its new business strategy and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Impairment of Long-Lived Assets

In accordance with the   ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or it is reasonably possible that these assets could become impaired as a result of technological or other industrial changes. The determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Fair Value of Financial Instruments

The Company has adopted FASB ASC Topic on Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable input, which may be used to measure fair value and include the following:

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

For the year ended December 31, 2020:
	Income	Share	Pre-share amount

Loss from continuing operations	$(30,019,941)	38,057,065	$(0.79)
Income from discontinuing operations	$118,950,252	38,057,065	$3.13

Basic EPS:
Loss available to common stockholders from continuing operations	$(30,019,941)	38,057,065	$(0.79)
Income available to common stockholders from discontinuing operations	$118,950,252	38,057,065	$3.13

Dilutive EPS:

Warrants	-	5,090,579	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(30,019,941)	43,147,644	$(0.79)
Diluted Earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$118,950,252	43,147,644	$2.76

For the year ended December 31, 2019:
	Income	Share	Pre-share amount

Income(Loss) from continuing operations	$(11,109,721)	31,996,279	$(0.35)
Income(Loss) from discontinuing operations	$(15,964,524)	31,996,279	$(0.45)

Basic EPS:
Loss available to common stockholders from continuing operations	$(11,109,721)	31,996,279	$(0.35)
Loss available to common stockholders from discontinuing operations	$(15,964,524)	31,996,279	$(0.45)
Diluted EPS:
Loss available to common stockholders from continuing operations	$(11,109,721)	31,996,279	$(0.35)
Loss available to common stockholders from discontinuing operations	$(15,964,524)	31,996,279	$(0.45)

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

Other receivables, and loan receivables are recognized and carried at the initial amount when occurred less an allowance for any uncollectible amount. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable impairment losses in our existing receivable.

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

The Company has assessed its accounts receivable including credit term and corresponding all its accounts receivables in December 2020. Upon such credit terms, bad debt expense was increased by $3.36 million and $5.16 million during the years ended December 31, 2020 and 2019, respectively. Accounts receivables of $0 and $4,954 have been outstanding for over 90 days as of December 31, 2020 and December 31, 2019, respectively.

Inventories

Inventories consist of raw materials, packaging materials (which include ingredients and supplies) and finished goods (which) include finished juice in the bottling, canning operations and other. Inventories also consist of merchant gift package to be delivered with the new membership signed up in our e-commerce platform. Inventories are valued at the lower of cost or net realizable value. We determine cost on the basis of the weighted average method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written off.

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

Revenue recognitions are as follows:

Sales of juice and other products (reported in loss from discontinued operations in 2019):

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

Online sales and Membership fee:

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

Depreciation expense included in general and administration expenses for the years ended December 31, 2020 and 2019 was $5,217 and $2,886 respectively. Depreciation expense included in cost of sales for the year ended December 31, 2020 and 2019 was $0 and $0 and respectively.

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

Foreign Currency and Other Comprehensive Income (Loss)

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency; however, the reporting currency of the Company is the USD. Assets and liabilities of the Company’s foreign subsidiaries have been translated into USD using the exchange rate at the balance sheet dates, while equity accounts are translated using historical exchange rate. The exchange rate we used to convert RMB to USD was 6.52 and 6.98 at the balance sheet dates of December 31, 2020 and December 31, 2019, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert RMB to USD were 6.90 and 6.90 for fiscal year 2020 and fiscal year 2019, respectively. Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

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

Lease

After adoption of ASC 842   and related standards, which introduced a lessee model that requires entities to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner similar to current accounting, thus operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For short-term leases with an initial lease term of 12 months or less and with purchase options we are reasonably certain will not be exercised. As a lessee, the Company leases equipment, land and office building. Lease expense is recognized on a straight-line basis over the lease term.

Convertible notes

The Company accounts for its convertible notes at issuance by allocating the proceeds received from a convertible note among freestanding instruments according to ASC 470, Debt, based upon their relative fair values. The fair value of debt and common stock is determined based on the closing price of the common stock on the date of the transaction. Convertible notes are subsequently carried at amortized cost. Each convertible note is analyzed for the existence of a beneficial conversion feature (“BCF”), defined as the fair value of the common stock at the commitment date for the convertible note, less the effective conversion price. No BCF was recognized for the convertible notes issued during 2020 and 2019.

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

Pursuant to Chinese law and regulations, a foreign owned enterprise cannot apply for and hold a license for operation of certain e-commerce businesses, the category of business which the Company is expanding in China. CCM Tianjin is an indirectly wholly foreign owned enterprise of the Company. In order to comply with Chinese law and regulations, CCM Tianjin agreed to provide E-commerce Tianjin an Exclusive Operation and Use Rights Authorization to operate and use the Chain Cloud Mall System owned by CCM Tianjin.

E-commerce Tianjin was incorporated by Mr. Zeyao Xue and Mr. Kai Xu solely for the purpose of holding the operation license of the Chain Cloud Mall System. Mr. Zeyao Xue is a major shareholder of the Company and the son of Mr. Yongke Xue, our Chairman of the Board. Mr. Kai Xu was the Chief Operating Officer of the Company and currently is the Deputy General Manager of FT Commercial Group Ltd., a wholly owned subsidiary of the Company.

The VIE Agreements are as follows:

1)	Exclusive Technology Consulting and Service Agreement by and between CCM Tianjin and E-commerce Tianjin. Pursuant to the Exclusive Technology Consulting and Service Agreement, CCM Tianjin agreed to act as the exclusive consultant of E-commerce Tianjin and provide technology consulting and services to E-commerce Tianjin. In exchange, E-commerce Tianjin agreed to pay CCM Tianjin a technology consulting and service fee, the amount of which is to be equivalent to the amount of net profit before tax of E-commerce Tianjin, payable on a quarterly basis after making up losses of previous years (if necessary) and deducting necessary costs, expenses and taxes related to the business operations of E-commerce Tianjin. Without the prior written consent of CCM Tianjin, E-commerce Tianjin may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be CCM Tianjin’s sole and exclusive property. This agreement has a term of 10 years and may be extended unilaterally by CCM Tianjin with CCM Tianjin’s written confirmation prior to the expiration date. E-commerce Tianjin cannot terminate the agreement early unless CCM Tianjin commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

2)	Exclusive Purchase Option Agreement by and among CCM Tianjin, E-commerce Tianjin, Mr. Zeyao Xue and Mr. Kai Xu. Pursuant to the Exclusive Purchase Option Agreement, Mr. Zeyao Xue and Mr. Kai Xu granted to CCM Tianjin and any party designated by CCM Tianjin the exclusive right to purchase, at any time during the term of this agreement, all or part of the equity interests in E-commerce Tianjin, or the “Equity Interests,” at a purchase price equal to the registered capital paid by Mr. Zeyao Xue and Mr. Kai Xu for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to powers of attorney executed by Mr. Zeyao Xue and Mr. Kai Xu, they irrevocably authorized any person appointed by CCM Tianjin to exercise all shareholder rights, including but not limited to voting on their behalf on all matters requiring approval of E-commerce Tianjin’s shareholder, disposing of all or part of the shareholder’s equity interest in E-commerce Tianjin, and electing, appointing or removing directors and executive officers. The person designated by CCM Tianjin is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of Mr. Zeyao Xue and Mr. Kai Xu. The powers of attorney will remain in force for so long as Mr. Zeyao Xue and Mr. Kai Xu remain the shareholders of E-commerce Tianjin. Mr. Zeyao Xue and Mr. Kai Xu have waived all the rights which have been authorized to CCM Tianjin’s designated person under the powers of attorney.

3)	Equity Pledge Agreements by and among CCM Tianjin, E-commerce Tianjin, Mr. Zeyao Xue and Mr. Kai Xu. Pursuant to the Equity Pledge Agreements, Mr. Zeyao Xue and Mr. Kai Xu pledged all of the Equity Interests to CCM Tianjin to secure the full and complete performance of the obligations and liabilities on the part of E-commerce Tianjin and them under this and the above contractual arrangements. If E-commerce Tianjin, Mr. Zeyao Xue, or Mr. Kai Xu breaches their contractual obligations under these agreements, then CCM Tianjin, as pledgee, will have the right to dispose of the pledged equity interests. Mr. Zeyao Xue and Mr. Kai Xu agree that, during the term of the Equity Pledge Agreements, they will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and they also agree that CCM Tianjin’s rights relating to the equity pledge should not be interfered with or impaired by the legal actions of the shareholders of E-commerce Tianjin, their successors or designees. During the term of the equity pledge, CCM Tianjin has the right to receive all of the dividends and profits distributed on the pledged equity. The Equity Pledge Agreements will terminate on the second anniversary of the date when E-commerce Tianjin, Mr. Zeyao Xue and Mr. Kai Xu have completed all their obligations under the contractual agreements described above.

4)	Exclusive Operation and Use Rights Authorization letter which authorizes Chain Cloud Mall E-commerce (Tianjin) Co., Ltd, to exclusively operate and use the Chain Cloud Mall System and the authorization period is the same as the term of the EXCLUSIVE THEHNOLOGY CONSULTING AND SERVICE AGREEMENT entered into by and between Chain Cloud Mall Network and Technology (Tianjian) Co., Ltd. and Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. dated July 31, 2019.

5)	GlobalKey Shared Mall Shopping Platform Software and System Transfer Agreement by and between GlobalKey Supply Chain Co., Ltd. and Chain Cloud Mall Network and Technology (Tianjian) Co., Ltd., pursuant to which the GlobalKey Shared Mall Shopping Platform Software and System was transferred from GlobalKey Supply China Co., Ltd. to CCM Network and that both parties were wholly owned subsidiaries of the Company and transfer price is $0.

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

3. LOAN RECEIVABLES

As of December 31, 2020, the balance of loan receivables was $5.36 million, which was from Shenzhen Tiantian Haodian Technology Co., Ltd. (“Tiantian Haodian”). On June 28, 2020, Guangchengji, a wholly owned subsidiary of Future FinTech (Hong Kong) Limited, entered into a “Loan Agreement” with Tiantian Haodian. Pursuant to the Loan Agreement, Guangchengji has lent cash up to but not greater than RMB35 million (approximately $5.36 million) with Tiantian Haodian at the annual interest rate of 10% from June 28, 2020 to June 27, 2021.

4.  INTANGIBLE ASSETS

The intangible assets includes patent rights, software and e-platform, of which $1.86 million was for the shared platform system of Chain Cloud Mall that completed its final development and construction stage and became intangible assets in 2020, and it was fully impaired for the year ended of December 31, 2020.

	December 31,
	2020	2019
Cost	$48,246	$43,003
Less: Accumulated amortization	(7,032)	(2,150)
	$41,214	$40,853

5. LEASES

The Company’s noncancelable operating leases consist of leases for office space. The Company is the lessee under the terms of the operating leases. For the year ended December 31, 2020, the operating lease cost was $0.29 million.

The Company’s operating leases have remaining lease terms that range from approximately one year to four years. As of December 31, 2020, the weighted average remaining lease term and weighted average discount rate were 1.67 years and 6%, respectively.

Maturities of lease liabilities were as follows:

Operating
Year ending December 31,	Lease
2021	$193,368
2022	112,798
Total	$306,166
Less: amounts representing interest	$14,787
Present Value of future minimum lease payments	291,379
Less: Current obligations	180,803
Long term obligations	$110,576

6. LOAN PAYABLES

As of December 31, 2020, loan payable were $0.39 million, which consisted of the loan payable of $0.02 million to Shaanxi Entai Bio-Technology Co., Ltd., loan payable $0.01 million to Shenzhen Wangjv Trading Co., Ltd., and loan payable of $0.36 million to seven individuals.

The loan from Shaanxi Entai Bio-Technology Co., Ltd of $0.02 million was an interest free loan and there is not assets pledged for this loan.

On June 15, 2020, the Company entered into a loan agreement with Shenzhen Wangjv Trading Co., Ltd. Pursuant to the loan agreement, the Company borrowed $0.23 million from Shenzhen Wangjv Trading Co., Ltd. at the annual interest rate of 8% for the use of working capital for a year. On July 6, 2020, the Company returned $0.22 million to Shenzhen Wangjv Trading Co., Ltd.

During the third quarter of 2020, the Company entered into a series of interest free loan agreements with seven individuals, borrowing $0.36 million for working capital. The repayment term is one year.

7. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables were consisted of the followings:

	December 31,	December 31,
	2020	2019
Acquisition of Intangibles	$-	$15,374
Legal fee and other professionals	457,276	360,132
Wages and employee reimbursement	290,079	412,824
Suppliers	1,379,971	195,655
Accruals	173,086	145,908
Total	$2,300,412	$1,129,893

8. CONVERTIBLE NOTES PAYABLE

Note Purchase Agreements

Convertible Promissory Note in March 2019

In March 2019, we enter a Securities Purchase Agreement with Iliad Research and Trading, L.P., (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser a Secured Convertible Promissory Note (the “Note”). From October 2019 to June 2020, there have been several redemption requests and adjustments of the Note, for the details refer to Note 14. The Note has an interest rate of 8% per annum until full payment, and all interest shall be calculated on a 360-day basis and payable in one instalment upon maturity at original conversional price of $3. The Company has entered into a series of Exchange Agreements with the Purchaser in 2019 and 2020 and issued total 2,426,980 shares of common stock as the repayment of principal, interest and redemption adjustment of the Note.

The Company recognized loss of $0.62 million of exchange share payment for the Note during the year refer in Note 14.

Promissory Note in December 2019

In December 2019, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Iliad Research and Trading, L.P. (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser a Secured Promissory Note No share exchange as payment for that note. It was repaid by in cash by the Company.

At December 31, 2020 and 2019, convertible debt consisted of the following:

	December 31,	December 31,
	2020	2019
Beginning	$957,990	$-
Addition	905,392	2,077,990
Conversion	(700,236)	(1,120,000)
Balance	$1,163,146	$957,990

9. RELATED PARTY TRANSACTION

As of December 31, 2020, the amount due to the related parties was consisted of the followings:

Name	Amount (US$)	Relationship	Note
Yongke Xue	$496,123	Chairman of the Company	Loan payable
Wei Cheng Pan	375,485	Legal representative of Guangchengji CEO of the Company	Loan payable
Ming Yi	878	Chief Financial Officer of the Company	Accrued expenses
Zhi Yan	72,390	General Manager of a subsidiary of the Company	Accrued expenses
Jing chen	408	Vice president of the Company	Accrued expenses
Johnson Lau	12,500	Director of the Company	Other payables
Fuyou Li	4,425	Director of the Company	Other payables
Mingjie Zhao	11,458	Director of the Company	Other payables
InUnion Chain Ltd. (“INU”)	165,084	The Company is a 10% shareholder of INU	Service fee
Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd. (“TianShunDa”)	337,170	Shaanxi Fu Chen holds 70% interest of TianShunDa	Other payables
Reits (Beijing) Technology Co., Ltd	335,186	Zhi Yan is the legal representative of this company	Acquisition of intangibles upon the full completion of the online platform pursuant to an agreement originally entered between parties before Zhi Yan was the general manager of our subsidiary.
Shaanxi Fuju Mining Co., Ltd	3,217	Shaanxi Fu Chen holds 80% interest of the company	Other payables
Shaanxi Fu Chen Venture Capital Management Co. Ltd. (“Shaanxi Fu Chen”)	91,569	Two outside shareholders of the Company are shareholders of Shaanxi Fu Chen	Other payables
Total	$1,905,893

As of December 31, 2020, the amount due from the related parties was consisted of the followings:

Name	Amount (US$)	Relationship	Note
Wealth Index (Beijing) Fund Management Co.Ltd	$12,136	The Company’s CEO is the legal representative of this Company	Interest free loan*
Shanchun Huang	4,491	Chief Executive Officer of the Company	Interest free loan*
Kai Xu	12,395	Deputy General Manager of a subsidiary of the Company	Interest free loan*
Zeyao Xue	33,305	Son of the Chairman of the Company and a major shareholder of the Company	Interest free loan*
Shaanxi Chunlv Ecological Agriculture Co. Ltd.	195	Shaanxi Fu Chen Venture Capital Management Co. Ltd. holds 80% interest of the company	Interest free loan*
Total	$62,522

●	The interest free loans have been approved by the Company’s Audit Committee.

During 2020, the Company had the following transactions with related parties:

Name	Amount (US$)	Relationship	Note
Shaanxi Fu Chen Venture Capital Management Co. Ltd.	$296,015	The Company’s CEO is the legal representative of this Company	Service fee
Total	$296,015

As of December 31, 2019, the amount due to the related parties was consisted of the followings:

Name	Amount (US$)	Relationship	Note
Yongke Xue	$36,915	Chairman of the Company	Loan payable
Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd.	315,358	Holds 26.36% of equity shares of SkyPeople China	Interest free loan*
InUnion Chain Ltd. (“INU”)	180,206	The Company is the 10% equity shareholder of INU	Accounts payable
Zhi Yan	5,734	Chief Technology Officer of the Company	Loan payable
Jing chen	231	Chief Financial Officer of the Company	Accrued expenses
Zeyao Xue	313,613	Son of the Chairman of the Company and a shareholder of the Company Chief Operating Officer of the Company	Loan payable
Total	$852,057

As of December 31, 2019, the amount due from the related parties was consisted of the followings:

Name	Amount (US$)	Relationship	Note
Shaanxi Chunlv Ecological Agriculture Co. Ltd.	$3,258,643	Holds 20.0% interest in CCM logistics	Interest free loan*
Quangoutong Commercial Holdings (Xi’an) Co., Ltd	22,935	Shaanxi Fullmart Convenient Chain Supermarket Co., Ltd. (“Fullmart”) holds 16.67% equity of its subsidiary. The subsidiary is 83.33% owned by Quangoutong	Service fee*
Shaanxi Quangou Convenient Island Co. Ltd.	23,817	Fullmart holds 33.33% its equity	Interest free loan*

Kai Xu	13,428	Shareholder of Chain Cloud Mall E-commerce (Tianjin) Co., Ltd.	Interest free loan*

Yongke Xue	15,754	Chairman of the Company	Interest free loan*
Zeyao Xue	2,867	Son of the chairman of the Company and a shareholder of the Company	Interest free loan*
Total	$3,337,445

11. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the years ended December 31, 2020 and 2019. The effective income tax rate for the Company for both of the years ended December 31, 2020 and 2019 were 0% and 0% respectively. Some of our subsidiaries generated income and we accrued income tax according to the Chinese corporate income tax rate, but some had a loss and no tax provision was made.

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

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of December 31, 2020 and December 31, 2019. Therefore, the Company provided for a valuation allowance against its deferred tax assets as of December 31, 2020 and 2019, respectively.

12. LONG-TERM INVESTMENT

The Company recorded $2.75 million of impairment loss in fiscal year 2019 related with the INU Digital Assets and 10% equity investment in InUnion Chain Limited that Digipay Finteh Limited invested in June 2018. According to the understanding that INU is currently in a state of cessation of operation, the investment has been unable to bring economic benefits to company. The company decided to write down the remaining carrying value $12.25 million in 2020.

13. SHARE BASED COMPENSATION

On February 26, 2020, the Company’s shareholders approved the 2019 Omnibus Equity Plan a Special Meeting of shareholder, which permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 3,000,000 shares of Common Stock. On December 28, 2020, the Compensation Committee of the Board of the Company granted 3,000,000 shares of the Company’s unrestricted common stock to eight employees and one director of the Company, pursuant to our 2019 Omnibus Equity Plan. As the closing price of the company stock was $1.98 on December 28, 2020, the Company recorded an expense of $5.94 million in the fourth quarter of fiscal year 2020 under the 2019 Omnibus Equity Plan. The shares were issued accordingly to these employees in December 2020.

On October 27, 2020, the Company’s board of directors approved the 2020 Omnibus Equity Plan, which permits the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, unrestricted stock and restricted stock units (“RSUs”) to its employees of up to 5,000,000 shares of Common Stock. The 2020 Omnibus Equity Plan (the “2020 Plan”) was approved by the shareholders at the annual shareholders’ meeting on December 18, 2020. No share under 2020 Plan has been issued.

Consulting Service Agreement

On January 25, 2020, the Company entered into a Consulting Service Agreement (the “Agreement”) with Dragon Investment Holding Limited (Malta) (the “Consultant”), a company incorporated in Malta, pursuant to which Consultant will: (i) help the Company to locate new merger projects globally, develop new merger strategy and provide the Company with at least five (5) merger and acquisition targets that have synergy with the Company’s business and development plans and could clearly contribute to the Company’s strategic goals each year; (ii) help the Company to map out new growth strategies in addition to its current business; (iii) work with the Company to explore new lines of business and associated growth strategies; and (iv) conduct market research and evaluating variable projects and providing feasibility studies per Company’s request from time to time. The term of the Agreement is three years. In consideration of the services to be provided by Consultant to the Company, the Company agrees to pay the Consultant a three-year consulting fee totaling $3 million. The Company shall issue a total of 3,750,000 restricted shares of the Company Common Stock (the “Consultant Shares”) at a price of $0.794 per share, (the closing price of the Agreement date), as the payment for the above mentioned consultant fee to the Consultant. On February 23, 2020, the Company issued the Consultant Shares pursuant to the Agreement, of which 1,500,000 shares were released to the Consultant immediately, 1,125,000 and 1,125,000 shares, respectively, will be held by the Company and released to the Consultant on January 25, 2021 and January 25, 2022 if this Agreement has not been terminated and there has been no breach of the Agreement by the Consultant at such time. If the second and/or third release of the shares mentioned above does not occur, such shares shall be returned to the Company as treasury shares. The shares contemplated in the Agreement were issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. For the twelve months ended December 31, 2020, the Company recorded stock related compensation of $1.19 million, based on the stock closing price of $0.794 on the Agreement date, for the 1,500,000 shares which were released to the Consultant immediately upon issuance. The Company will recognize stock related compensation of $1.79 million for the 2,250,000 shares in the future when they are released to the Consultant pursuant to the Agreement. On January 25, 2021, 1,125,000 shares have been released to the Consultant according to the agreement.

14. COMMON STOCK

Common stocks issued in connection with the convertible notes

On March 26, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Iliad Research and Trading, L.P. (“Iliad”), pursuant to which the Company sold and issued to Iliad a Secured Convertible Promissory Note (the “Note”) in the principal amount of $1,070,000. From January to December 2020, the Company issued 933,647 shares of its common stock to Iliad as repayment of the Note through a series of Exchange Agreements entered into with Iliad.

On January 6, 2020, the Company entered into the Eighth Exchange Agreement with Iliad. Pursuant to the Eighth Exchange Agreement, the Company and Iliad agreed to partition a new Secured Convertible Promissory Note in the original principal amount of $145,000 from a Secured Convertible Promissory Note issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Partitioned Note. The Company and Iliad further agreed to exchange the Eighth Partitioned Note for the delivery of 193,333 shares of the Company’s Common Stock, according to the terms and conditions of the Exchange Agreement.

On January 15, 2020, the Company entered into the Ninth Exchange Agreement with the Iliad. Pursuant to the Exchange Agreement, the Company and Iliad agreed to partition a new Secured Convertible Promissory Note in the original principal amount of $140,000 from the Note issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Ninth Partitioned Note. The Company and Iliad further agreed to exchange the Partitioned Note for the delivery of 186,666 shares of the Company’s Common Stock, according to the terms and conditions of the Exchange Agreement.

On March 11, 2020, the Company entered into the Tenth Exchange Agreement with the Iliad. Pursuant to the Tenth Exchange Agreement, the Company and Lender agreed to partition a new Secured Convertible Promissory Note in the original principal amount of $150,000 from the Note issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Partitioned Note. The Company and Lender further agreed to exchange the Partitioned Note for the delivery of 200,000 shares of the Company’s Common Stock, according to the terms and conditions of the Exchange Agreement.

On April 17, 2020, the Company entered into the Eleventh Exchange Agreement with Iliad. Pursuant to Eleventh Exchange Agreement, the Company and Iliad agreed to partition a new Secured Convertible Promissory Note in the original principal amount of $153,750 from a Secured Convertible Promissory Note issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Eleventh Partitioned Note. The Company and Iliad further agreed to exchange the Eleventh Partitioned Note for the delivery of 205,000 shares of the Company’s Common Stock, according to the terms and conditions of the Eleventh Exchange Agreement.

On June 10, 2020, the Company entered into the Twelfth Exchange Agreement with the Iliad. Pursuant to the Twelfth Exchange Agreement, the Company and Iliad agreed to partition a new Secured Convertible Promissory Note in the original principal amount of $111,486 from the Note issued by the Company on March 26, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the outstanding balance of the Partitioned Note. The Company and Iliad further agreed to exchange the Twelfth Partitioned Note for the delivery of 148,648 shares of the Company’s Common Stock, according to the terms and conditions of the Twelfth Exchange Agreement.

On July 28, 2020, the Company, entered into a Standstill Agreement with the Iliad. Pursuant to the Standstill Agreement, Iliad agreed to refrain and forbear temporarily from making redemptions under certain Secured Promissory Note (the “Second Note”) that was sold and issued by the Company to Iliad on December 19, 2019 in the original principal amount of $1,060,000. Iliad agreed not to redeem any portion of the Second Note (the “Standstill”) for a period beginning on the date of the Agreement and ending on the date that is ninety (90) days from the date of the Agreement. As a material inducement and partial consideration for Iliad’s agreement to enter into the Agreement, the Company agreed that the outstanding balance of the Second Note shall be increased by nine percent (9%) on the date of the Agreement (the “Standstill Fee”). The Company and Iliad agreed that, following the application of the Standstill Fee, the outstanding balance of the Note is $1,209,636. The Company has fully paid off the Second Note during the first quarter of 2021.

Due to the company did not repay the loan in time, it added 700,235 common shares in total, resulting in a total loss of $616,476

Debt Repayment Agreement

In July 2020, the Company entered a series of loan agreements with fourteen individuals for a total amount of $4.96 million. On August 4, 2020, the Company entered into a debt repayment agreement with these individuals, pursuant to which the Company agreed to repay $4.96 million debt owed to the Creditors in the form of shares of Common Stock of the Company for an aggregate of 2,740,883 shares at a price of $1.81 per share. As the closing price of the Company stock was $2.52 on August 4, 2020, the Company recognized loss of $1.95 million in loss on debt settlement. The Debt Repayment completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The Company issued 2,740,883 shares of its Common Stock to the Creditors on August 12, 2020.

On October 27, 2020, the Company entered into a series of debt repayment agreements with certain creditors identified on the signature pages thereto, pursuant to which the Company agreed to repay $320,000 debt owed to the Creditors in the form of shares of Common Stock of the Company for an aggregate of 160,000 shares at a price of $2.00 per share. As the closing price of the Company stock was $2.23 on October 27, 2020, the Company recognized loss of $36,800 in loss on debt settlement in 2020. The debt repayment completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Securities Purchase Agreement

On June 16, 2020, the Company entered into a securities purchase agreement with Qun Xie pursuant to which the Company agreed to sell to the purchaser in a private placement 500,000 shares of the Company’s Common Stock, purchase price of $1.00 per share for an aggregate offering price of $500,000. The Private Placement completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. On June 30, 2020, Qun Xie paid $500,000, and on August 7, 2020, the Company issued 500,000 Shares pursuant to this Agreement.

On September 16, 2020, the Company entered into a securities purchase agreement   with Houwu Huang, pursuant to which the Company agreed to sell to the purchaser in a private placement 224,599 shares of the Company’s common stock, at a purchase price of $1.87 per share for an aggregate offering price of $420,000. The private placement   completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The Company issued 224,599 shares of its Common Stock to the purchaser on September 24, 2020.

On November 2, 2020, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell to the purchasers in a private placement 167,034 shares of the Company’s common stock, at a purchase price of $1.87 per share for an aggregate offering price of $312,352. The private placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On December 2, 2020, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell to the purchasers in a private placement 556,497 shares of the Company’s common stock, at a purchase price of $1.84 per share for an aggregate offering price of $1,023,950. The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On December 24, 2020, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company sold to the purchasers in a registered direct offering, an aggregate of 4,210,530 units, each consisting of one share of our common stock and a warrant to purchase 1 share of our Common Stock, at a purchase price of $1.90 per unit, for aggregate gross proceeds to the Company of $8,000,007, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. On December 29, 2020, the Company issued Units consisting of an aggregate of 4,210,530 shares of our Common Stock and warrants to purchase up to an aggregate of 4,210,530 shares of our Common Stock at an exercise price of $2.15 per share (the “Investors’ Warrants”). The Investors’ Warrants have a term of five years and are exercisable by the holder at any time after the date of issuance. In connection with the offering, the Company also issued placement agent a warrant to purchase 210,526 shares of our Common Stock (the “Placement Agent Warrant”) on substantially the same terms as the Investors’ Warrants, except that the Placement Agent Warrant has an exercise price of $2.375 per share and are not exercisable until June 24, 2021

The net proceeds from the December 24, 2020 offering were $7,338,499, after deducting underwriting discounts and commissions and other estimated offering expenses, and were received in December 2020. During the month ended January 31, 2021, the Investors Warrants to purchase an aggregate of 4,210,530 shares of common stock were fully exercised by the investors.

15. DISCONTINUED OPERATIONS

HeDeTang HK

On September 18, 2019, SkyPeople Foods Holdings Limited (“SkyPeople Foods”) entered into a Share Transfer Agreement (the “Agreement”) with New Continent International Co., Ltd., (the “Buyer”) a company incorporated in the British Virgin Islands. Pursuant to the terms of the Agreement, the Buyer purchased 100% ownership of HeDeTang Holdings (HK) Ltd. (“HeDeTang HK”) from SkyPeople Foods, which value is primarily derived from HeDeTang HK’s wholly-owned subsidiary HeDeJiaChuan Holdings Co., Ltd. and 73.41% owned subsidiary SkyPeople Juice Group Co., Ltd., for a total price of RMB 600,000 (approximately $85,714) (the “Sale Transaction”). The Sale Transaction was closed on February 27, 2020. In accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), the Company presented the operation results from HeDeTang HK’s and subsidiaries as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operations of the discontinued component. The total assets of HeDeTang HK were $106.85 million as of February 27, 2020 and the total liabilities of HeDeTang HK were $231.21 million as of February 27, 2020, resulting in a gain on disposal of $99.87 million. There was no income or loss from HeDeTang HK from January 1, 2020 to the sale.

The discontinued operation presented in the financial statement includes Huludao Wonder operation, a subsidiary which produces concentrated apple juice. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with ASC 205-20, the Company presented the operating results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Huludao in December 2016, and ceased the depreciation of the property in accordance with ASC 205-20. In accordance with the restructuring plan, the Company intended to transfer the concentrated fruit juice production equipment in Huludao Wonder to another subsidiary and to sell the land use right and facilities upon favorable circumstances. On February 27, 2020 pursuant to a Share Transfer Agreement entered into by SkyPeople Foods and New Continent International Co., Ltd. on September 18, 2019, the ownership of Huludao Wonder was transferred as a subsidiary of HeDeTang HK to New Continent International Co., Ltd.

On March 11, 2020, the Company’s Board of Directors passed a resolution to sell the operation of Globalkey Supply Chain limited and Zhonglian Hengxin Assets Management Co., Ltd (“Zhonglian Hengxin”) and close the operation of Digital Online Marketing Limited, Future Digital Fintech (Xi’an) Co., Ltd., SkyPeople Foods Holding Ltd. and Chain Future Digital Tech (Beijing) Co., Ltd. Based on the disposal plan and in accordance with ASC 205-20, the Company presented the operating results from these operations as a discontinued operation. On October 31, 2020, the transfer of ownership of Globalkey Supply Chain Limited and Zhonglian Hengxin was completed with a disposal gain of $181,741.

On July 24, 2020, the Company’s Board of Directors passed a resolution to sell the operation of Hedetang Farm Products Trading Markets (Mei County) Co., Ltd. and close the operation of Chain Cloud Mall Logistics Center (Shaanxi) Co., Ltd. On July 27,2020, Skypeople Foods Holdings Limited Company was dissolved; On July 28, 2020 digital online marketing limited company was dissolved; On October 31, 2020, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited and Chain Cloud Mall Logistics Center (Shanxi) Co., Ltd. completed the transfer of its ownership of Hedetang Farm Products Trading Markets (Mei county) Co., Ltd with a disposal gain of $18,191,960.

Loss from discontinued operations for fiscal years 2020 and 2019 was as follows:

	December 31,	December 31,
	2020	2019
REVENUES	$-	$344,250
COST OF SALES	-	316,162
GROSS PROFIT	-	28,088

OPERATING EXPENSES:
General and administrative	274,370	5,476,173
Selling expenses	-	231,519
Bad debt expenses	202,679	3,101,859
Total	477,049	8,809,551

OTHER INCOME (EXPENSE)
Interest income	189	209
Interest expense	-	(7,300,188)
other income (expenses)	(1,197)	116,917
Total	(1,008)	(7,183,062)
Loss from discontinued operations before income tax	(478,057)	(15,964,525)
Income tax provision	-	-
Loss from discontinued operation before noncontrolling interest	$(478,057)	(15,964,525)
Gain on disposal of discontinued operations	145
Less: Net loss attributable to non-controlling interests		(1,681,739)
LOSS FROM DISCONTINUED OPERATION	$(477,912)	$(14,282,786)

The major components of assets and liabilities related to discontinued operations are summarized below:

	December 31, 2020	December 31, 2019
Cash	$2,985	$471,536
Accounts receivable	-	11,720
Other receivables	-	1,861
Inventory	-	454,269
Advances to suppliers and other current assets	-	167,831
Property and equipment, net	-	1,176,163
Right of use assets	-	57,571,254
Intangible assets, net	-	20,619,588
Amount due from related parties	32,097	18,054,736
Total assets related to discontinued operations	$35,082	98,528,958

Accounts payable	$-	$2,156,219
Accrued expenses	431,011	84,567,693
Advances from customers	-	983,472
Short-term bank loans	-	37,245,139
Lease liabilities	-	60,613,970
Amount due from related parties	434,557	14,768,360
Total liabilities related to discontinued operations	$865,568	$200,334,853

16. SEGMENT REPORTING

In its operation of the business, management, including our chief operating decision maker, who is also our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with GAAP. The Company operates in four segments starting in fiscal 2019: shared shopping mall membership fee, fruit related products, sales of goods and others. Our concentrated juice and juice beverages are primarily produced by the Company’s Jingyang factory. The operation of fruit related products is classified as discontinued operation as disclosed in Note 15.

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

For fiscal year 2020:

	CCM Shopping Mall Membership	Sales of Goods	Others	Total
Reportable segment revenue	$338,288	$9,991	$23,210	$371,489
Inter-segment loss	-	833	-	833
Revenue from external customers	$338,288	9,159	23,210	370,656
Segment gross profit	$333,971	$1,668	$(269)	$335,370

For fiscal year 2019:

	CCM Shopping Mall Membership	Sales of Goods	Others	Total
Reportable segment revenue	$541,740	$371,623	$404,344	$1,317,707
Inter-segment loss	-	-	376,591	376,591
Revenue from external customers	541,740	371,623	27,754	941,117
Segment gross profit	$400,282	$48,243	$1,465	$449,989

17. COMMITMENTS AND CONTINGENCIES

Litigation

Legal case with Beijing Bank

On June 29, 2015, SkyPeople China entered into a loan agreement with Beijing Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 30 million (approximately $4.36 million) from Beijing Bank. Hongke Xue, Yongke Xue and Xiujun Wang provided guarantees for the loan and Shaanxi Boai Medical Technology Development Co., Ltd. (“Shaanxi Boai”) provided certain real estate property as a pledge for the loan. SkyPeople China did not repay the loan on time and Beijing Bank filed an enforcement request with Xi’an Intermediate People’s Court in June 2017. The Xi’an Intermediate People’s Court seized real estate properties pledged by Shaanxi Boai and Xiujun Wang. In November 2018, the Court sold the real estate property pledged by Xiujun Wang for RMB 1.17 million. Because the real estate property is Xiujun Wang’s primary home, the Court allocated RMB 0.12 million to Xiujun Wang as transition home leasing fee and deducted outstanding mortgage payments, and the remaining amount was delivered to Beijing Bank as the repayment. The Court has also made inquiries to Beijing Bank as to whether it is willing to accept the pledged real estate property of Shaanxi Boai as the repayment of the outstanding loan for the amount of RMB 27.93 million but Beijing Bank has refused to take the real property as repayment of the loan and the enforcement action has been terminated by the Court on December 18, 2018. As of February 27, 2020, SkyPeople China still owe the unpaid amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Ningxia Bank

On March 8, 2016, SkyPeople China entered into a loan agreement with Ningxia Bank. Pursuant to the loan agreement, SkyPeople China borrowed RMB 25 million (approximately $3.63 million) from Ningxia Bank. Hongke Xue, Yongke Xue, Lake Chen, Shaanxi Boai Medical Technology Development Co., Ltd. and Shaanxi Qiyiwangguo provided guarantees for the loan. SkyPeople China also pledged 37 pieces of equipment and the related trademarks to Ningxia Bank for the loan. SkyPeople China has not repaid the loan and Ningxia Bank filed an enforcement action with Xi’an Intermediate people’s court in August 2017. The Court has frozen the assets of SkyPeople China that were pledged as guarantee for the loan from being transferred to any third-party, but the freeze does not limit or affect the use of these properties by SkyPeople China for its business. In July 2018, Shaanxi Qiyiwangguo filed a petition to the Court and requested the termination of the enforcement action on the basis that its guarantee of the loan was not valid because the seal used on the guarantee agreement was not authentic and the guarantee was not approved by the shareholders of Shaanxi Qiyiwangguo. On November 27, 2018 Shaanxi Qiyiwangguo withdrew its petition and the Court agreed to such withdrawal and there has been no other progress of this case. As of February 27, 2020, SkyPeople China still owe the unpaid amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.  The creditors have no recourse to the current Company.

Legal case with China Construction Bank

On December 23, 2015, SkyPeople China entered into two loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 13.90 million (approximately $2.13 million), and RMB 30 million (approximately $4.59 million) from China Construction Bank, respectively. Shaanxi Boai Medical Technology Development Co., Ltd. (“Boai”), Hongke Xue, Yongke Xue, Xiujun Wang and Yingkou Trusty Fruits Co., Ltd. (“Yingkou”) provided pledges for the loans. SkyPeople China has not repaid the loans and China Construction Bank filed an enforcement action with Xi’an Intermediate People’s Court in March 2017. In December 2017, SkyPeople China received the enforcement notice from the Court. The Court has seized certain parking space and land use rights pledged by Xiujun Wang and Boai and sold the land use right pledged by Boai in auction for approximately RMB 24,835,790 as repayment to China Construction Bank. The Court also seized certain land use rights pledged by Yingkou Trusty Fruits Co., Ltd., but the auction sale for those rights was not successful. As of December 31, 2020, SkyPeople China still owe the unpaid amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.  The creditors have no recourse to the current Company.

On May 9, 2016, SkyPeople China entered into loan agreements with China Construction Bank. Pursuant to the loan agreements, SkyPeople China borrowed RMB 22.9 million (approximately $3.50 million) from China Construction Bank. Shaanxi Province Credit Reassurance Company (“Credit Reassurance Company”) provided a guarantee to China Construction Bank for the loan, Hongke Xue and Yongke Xue provided their guarantees, and SkyPeople China provided an office space that it owned to Credit Reassurance Company as a pledge. SkyPeople China has not repaid the loan and Credit Reassurance Company repaid the loan for SkyPeople China. In June 2017, Credit Reassurance filed an enforcement action request with Xi’an Intermediate People’s Court (the “Court”) in June 2017. In December 2017, SkyPeople China received the enforcement notice from the Court. The Court issued a verdict to seize the office space of SkyPeople China for auction sale on December 26, 2017. In February 2018, the auction sale was conducted but not successful. In June 2018, the Court decided to use the pledge property as the repayment for the outstanding loan of RMB 12.21 million (approximately $1.78 million). The Company has transferred the ownership of the pledge property to China Construction Bank and the assets were written off.

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

In September 2014, two long term suppliers of pear, mulberry, and kiwi fruits to the SkyPeople China requested that SkyPeople China provide guarantees for their loans with Cinda Shaanxi Branch. Considering the long term business relationship and to ensure the timely supply of raw materials, the SkyPeople China agreed to provide guarantees on the value of the raw materials supplied to the SkyPeople China. Because Cinda Shaanxi Branch is not a bank authorized to provide loans, it eventually provided financing to the two suppliers through the purchase of accounts receivables of the two suppliers with the SkyPeople China. In July 2014, the parties entered into two agreements – an Accounts Receivables Purchase and Debt Restructure Agreement, and Guarantee Agreements for Accounts Receivables Purchase and Debt Restructure. Pursuant to the agreements, Cinda Shaanxi Branch agreed to provide a RMB 100 million credit line on a rolling basis to the two suppliers and SkyPeople China agreed to pay its accounts payables to the two suppliers directly to Cinda Shaanxi Branch and provided guarantees for the two suppliers. In April 2015, Cinda Shaanxi Branch stopped providing financing to the two suppliers and the two suppliers were unable to continue the supply of raw materials to the SkyPeople China. Consequently, the SkyPeople China stopped making any payment to Cinda Shaanxi Branch.

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

Upon the Court’s suggestion, the parties agreed to a settlement discussion in April 2017. As a part of the settlement discussion, on April 18, 2017, SkyPeople China withdrew its non-enforcement request from the Court without prejudice. As SkyPeople China may is liable for this loan, SkyPeople China recorded expenses of $5.80 million in the third quarter of 2018 as the result of these two enforcement proceedings. As of February 27, 2020, SkyPeople China still have liability of $5.8 million related with these two enforcement proceedings. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

Legal case with Cinda Capital Financing Co. Ltd

In August 2017, Cinda Capital Financing Co. Ltd. (“Cinda”) filed a lawsuit with Beijing 2nd Intermediate People’s Court (the “Beijing Intermediate Court”) against the Company’s indirectly wholly-owned subsidiaries Shaanxi Guoweimei Kiwi Deep Processing Company, Ltd. (“Guoweimei”) and Hedetang Farm Products Trading Market (Mei County) Co., Ltd. (“Trading Market Mei County Co”, and together with Guoweimei, “Lessees”) requested that Lessees repay RMB 50 million (approximately $7.27 million) in capital lease fees, plus interest. Cinda has purchased or paid for refrigerant warehouse and trading hall to the suppliers and vendors and agreed to lease them to the Lessees for a leasing fee of RMB 50 million in December 2016. The capital leasing fee became due on its maturity date of June 2017, with certain land use rights of Lessees in Mei County and equity of Guoweimei as a pledge. The Company has disputed that the land use rights for the refrigerant warehouse and trading hall were never sold to or transferred to Cinda, therefore it is loan agreement and not capital lease agreement among the parties. Lessees have taken the position that Cinda is not a bank and does not have government permits required to make loans in China, and the agreements including pledge agreement were invalid, void and without legal effect from the beginning. Therefore, the lessees only has the obligations to repay principal but not the interest. In November 2017, Beijing Intermediate Court ruled in favor of Cinda and the Lessees appealed the case to the Beijing Supreme Court. The Beijing Supreme Court held a hearing at the end of July 2018. On December 4, 2018, the Beijing Supreme Court upheld the lower court’s decision. On April 8, 2019, Beijing Intermediate Court issued the verdict for enforcement of the judgment and the plaintiff has the priority rights for the repayment for the pledged land use rights of Lessees in Mei County and equity of Guoweimei. The case is under enforcement procedure and Cinda is in the process of sale the land use rights. Before the land use right is sold, the subsidiaries of SkyPeople China still owns the seized properties and the liabilities to Cinda. As of February 27, 2020, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

In August 2017, Cinda filed another lawsuit with Beijing Intermediate Court against the Company’s indirectly wholly-owned subsidiaries Guoweimei and SkyPeople China for repayment of leasing fee of RMB 84.97 million (approximately $12.35 million) plus interest. In January 2014, Guoweimei and SkyPeople China (the “Equipment Lessees”) signed an Equipment Financial Lease Purchase Agreement with Cinda and an equipment supplier pursuant to which Cinda would provide funds to purchase equipment and the Equipment Lessees would lease the equipment from Cinda. Guoweimei pledged certain land use rights in Mei County to Cinda and Xi’an Hedetang and Hedetang Holding pledged their equities in Guoweimei to Cinda to secure the repayment. Mr. Hongke Xue also provided a personal guarantee for the payment of the leasing fee. Beijing Intermediate Court had two hearings of the case and on March 21, 2018 it ruled in favor of Cinda to the effect that SkyPeople China and Guoweimei shall pay leasing fees due in the amount of RMB 21.00 million (approximately $3.05 million), as well as leasing fees not yet due in the amount of RMB 63.98 million (approximately $9.30 million), plus attorney’s fees and expenses. Beijing Intermediate Court also ruled that Mr. Hongke Xue is jointly liable for the debt as the guarantor, and that Cinda has priority rights to the pledged land use rights in Mei County and the pledged equities of Guoweimei as well as the ownership of the leasing properties until the leasing fees are paid. SkyPeople China appealed the decision to the Beijing Supreme Court. The Beijing Supreme Court rejected the appeal and upheld the original verdict on September 7, 2018. The case is under enforcement procedure and Cinda is in the process of sale the seized properties. Before they are sold, the subsidiaries of SkyPeople China still owns the seized properties and the liabilities to Cinda. As of February 27, 2020, SkyPeople China has not repaid the amount.  SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020

Legal case with Shaanxi Fangtian Decoration Co. Ltd

In April 2015, SkyPeople China entered into a loan agreement with (“Fangtian”). Pursuant to the loan agreement, SkyPeople China borrowed RMB 3.50 million (approximately $0.51 million) from Fangtian. SkyPeople China has not repaid the loan and Fangtian filed a lawsuit with Xi’an Yanta District People’s Court (“Yanta District Court”). On August 10, 2017, Yanta District Court ruled against SkyPeople China and determined that SkyPeople China must repay the loan of RMB 3.50 million plus interest RMB of 0.40 million (approximately $0.59 million) Fangtian has requested that the Yanta District Court enter into enforcement procedures for the case. As of February 27, 2020, SkyPeople China has not repaid the amount.  SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020. The creditors have no recourse to the current Company.

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

Legal case with Shaanxi Fangyuan Construction Co., Ltd.

Shaanxi Guoweimei Kiwi Deep Processing Co. Ltd (“Guoweimei”), entered into a construction agreement with Shaanxi Fangyuan construction co., Ltd. (“Fangyuan”) in July 2013. On October 8, 2018, Fangyuan filed a lawsuit and requested that Guoweimei pay a project construction fee plus penalty of RMB 56.32 million (approximately $8.22 million). On June 10, 2019, Baoji Intermediate People’s Court issued a verdict that Guoweimei just pay RMB 41.58 million (approximately $6.07 million) plus penalty to Fangyuan, and Fangyuan will enjoy preferential right for the projects in processing zone of National Wholesale and Trading Center in Mei County for Kiwi Fruits developed by Guoweimei. As of February 27, 2020, Guoweimei has not repaid the amount. Guoweimei was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

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

Legal case with Xi’an Shanmei Food Co. Ltd.

On October 31, 2017, Xi’an Shanmei Food Co. Ltd. filed a lawsuit against Shaanxi Qiyiwangguo, a majority-owned subsidiary of the Company, with Zhouzhi County People’s Court in connection with a Land Lease Agreement entered into by the parties on October 1, 2013. On March 2, 2018, Zhouzhi County People’s Court issued a verdict that: (i) the Land Lease Agreement was thereby terminated; (ii) Shaanxi Qiyiwangguo shall pay Xi’an Shanmei the outstanding leasing fee RMB 0.21 million (approximately $0.03 million) and (iii) Shaanxi Qiyiwangguo shall return the 29.30 mu industrial use land to Xi’an Shanmei. Shaanxi Qiyiwangguo appealed the decision to the Xi’an Intermediate People’s Court on the basis that: (x) the land use right was a capital contribution by Xi’an Shanmei for a shareholder of Shaanxi Qiyiwangguo who is also the sole shareholder of Xi’an Shanmei and the Land Lease Agreement was invalid and has no legal effect; (y) Zhouzhi Court did not schedule the hearing for the count claims filed by Shaanxi Qiyiwangguo; and (z) Zhouzhi Court violated certain civil procedures during the trial of the case. Due to the late notice to Zhouzhi Court, the case file was not timely transferred to Xi’an Intermediate Court and no appeal hearing was scheduled. Zhouzhi Court has issued verdict for enforcement procedure and Qiyiwangguo has filed petition of disagreement for the enforcement which is still under Zhouzhi Court’s review. On January 23, 2019, the Court rejected the petition of disagreement and the case has been under enforcement procedure. As of February 27, 2020, Shaanxi Qiyiwanggu has not repaid the amount.  Shaanxi Qiyiwanggu was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

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

Legal case with Henan Huaxing Glass Co., Ltd.

Qiyiwangguo entered into an agreement with Henan Huaxing Glass Co., Ltd. (“Huaxing”) in May 2014 for Huaxing to supply glass bottles to Qiyiwangguo. However, due to the disputes regarding the quality of products supplied by Huaxing, Qiyiwangguo did not pay the prices for certain glass bottles. In August 2017, Huaxing filed a lawsuit and the court ruled Shaanxi Qiyiwangguo was required to pay Huaxing RMB 203,742 (approximately $29,743) in July 2018. During the enforcement process, the parties reached a settlement agreement but Shaanxi Qiyiwangguo failed to pay the amount due and now the case is still in the court enforcement process. As of February 27, 2020, Shaanxi Qiyiwanggu has not repaid the amount. Shaanxi Qiyiwanggu was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Huludao Banking Co. Ltd.

In September 2016, the Suizhong Branch of Huludao Banking Co. Ltd. (“Suizhong Branch”) filed a lawsuit with Huludao Intermediate People’s Court (the “Huludao Court”) against the Company’s indirectly wholly-owned subsidiary Huludao Wonder Fruit Co., Ltd. (“Wonder Fruit”) and requested that Wonder Fruit repay a RMB 40 million (approximately $5.81 million) bank loan, plus interest. The loan became due on its maturity date of December 9, 2016. On December 19, 2016, the Huludao Court accepted the case. The Company has been disputing the interest rate of the loan with Suizhong Branch, and has not repaid the loan to date. Wonder Fruit believes that the interest charged by Suizhong Branch is 100.00% higher than the base rate set by People’s Bank of China and is not consistent with the China People’s Bank’s base interest and floating rate. The Huludao Court has seized land use rights, buildings and equipment of Wonder Fruit that were pledged as guarantee for the loan and organized two auction sales for these assets in January and February of 2018, but both auction sales were unsuccessful in finding a buyer. On July 19, 2018, the Court issued a verdict ordering Huludao Wonder to transfer its land use rights, building, equipment, electronic and transportation assets to Zuizhong Branch as payment of the outstanding principal, auction and evaluation fees and some interest of the loan for RMB 42.64 million (approximately $6.22 million). As of February 27, 2020, there was RMB 11.95 million (approximately $1.74 million) in interest on the loan unpaid. Huludao Wonder was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

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

Legal case with Luwei

In 2018, Mr. Luwei, an individual, filed a claim for arbitration against SkyPeople China in Xi’an Arbitration Commission for breach of contract pursuant to a new share purchase agreement and a share redemption agreement. On April, 11, 2019, Xi’an Arbitration Commission made its decision and ordered SkyPeople China to repay RMB 3 million investment to Luwei. Mr. Luwei applied with Intermediate Court of Xi’an (the “Court”) for enforcement of the arbitration award which process was terminated by the Court due to no assets for enforcement. As of February 27, 2020, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Shaanxi Overseas Investment Development Corp.

In November 2019, Shaanxi Overseas Investment Development Corp (“Shaanxi Overseas Investment”) filed a lawsuit against SkyPeople China, Hongke Xue and Shenzhen Tian Shun Da Equity Investment Fund Management Co., Ltd. (“Shenzhen Tian Shun Da”) pursuant to an investment agreement entered in March, 2016. According to the agreement, Shaanxi Overseas Investment agreed to invest RMB 5 million for the preferred shares of SkyPeople China with an annual interest rate of 2.38%. Shenzhen Tian Shun Da pledged 1.17% of the shares SkyPeople China that it owned and Hongke Xue provided guarantee for the performance of agreement by SkyPeople China. SkyPeople China failed to make the interests payment and Shaanxi Overseas Investment filed the lawsuit for breach of agreement. On December 26, 2019, Yanta District Court of Xi’an City (the “Court”) ordered SkyPeople China to pay Shaanxi Overseas Investment the preferred share redemption amount of RMB 5 million plus penalty which is calculated based upon the RMB 5 million at a rate of 24% a year. The Court also ruled that Shaanxi Overseas Investment may sell the pledged shares owned by Shenzhen Tianshun Da as the repayment for SkyPeople China and Hongkong Xue shall also assume the repayment obligation as guarantor. As of February 27, 2020, SkyPeople China has not repaid the amount. SkyPeople China was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with Shaanxi Wanyuan Construction Co., Ltd.

On July 2017, Shaanxi Wanyuan Construction Co., Ltd. (“Wanyuan”) filed a lawsuit with Shaanxi Baoji Municipal Intermediate People’s Court (the “Baoji Court”) against Guoweimei for repayment of construction and decoration costs of RMB 55.07 million pursuant to a Construction and Decoration Agreement entered by the parties in May 2017. In July, 2019, the Baoji Court ordered Guoweimei to pay construction and decoration costs of RMB 55.07 million (approximately $7.98 million) to Wanyuan, plus interest. As of February 27, 2020, Guoweimei has not repaid the amount. Guoweimei was one of the subsidiaries transferred along with HeDengTang HK to New Continent International Co., Ltd. on February 27, 2020.

Legal case with FT Global Litigation

In January 2021, FT Global Capital, Inc. (“FT Global”), a former placement agent of the Company filed a lawsuit against the Company in the Superior Court of Fulton County, Georgia.  FT Global served the complaint upon the Company in January 2021.  In the complaint, FT Global alleges claims, most of which attempt to hold the Company liable under legal theories that relate back to an alleged breach of an exclusive placement agent agreement between FT Global and the Company in July 2020 which had a term of three months.  FT Global claims that the Company failed to compensate FT Global for securities purchase transactions between December 2020 and April 2021, pursuant to the terms of the expired exclusive placement agent agreement.  Allegedly, the exclusive placement agent agreement required the Company to pay FT Global for capital received during the term of the agreement and for the 12-month period following the termination of the agreement involving any investors that FT Global introduced and/or wall-crossed to the Company.  However, the Company believes the securities purchase transactions at issue did not involve the one investor which FT Global introduced or wall-crossed to the Company during the term of the agreement.  FT Global claims approximately $7,000,000 in damages and attorneys’ fees.

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court) on February 9, 2021 based on diversity of jurisdiction.  On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss.  FT Global argues that the Court should deny the Company’s motion to dismiss.  However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint.  On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan.  On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. The Company will continue to vigorously defend the action against FT Global.

RISKS AND UNCERTAINTIES

Impact of COVID 19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world. Substantially all of our revenues are generated in China. The Company’s results of operations were affected by the outbreak of COVID-19 in China. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China, which has adversely affected the Company’s business and services and results of operations. Our suppliers have negatively been affected, and could continue to be negatively affected in their ability to supply and ship products to our customers. Our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase products and services from us, which may materially adversely impact our revenue. The business operations of the third parties’ stores on our platform have been and could continue to be negatively impacted by the outbreak, which may negatively impact their operations and business, which may in turn adversely affect the business of our platform as a whole as well as our financial condition and operating results. Some of our customers, contractors, suppliers and other business partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions, Further, as we do not have access to a revolving credit facility, there can be no assurance that we would be able to secure commercial debt financing in the future in the event that we require additional capital.

The Company’s promotion strategy of the CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences. Although China has already begun to recover from the outbreak of COVID-19, the Chinese government still put a restriction on large gatherings. These restrictions made the promotion strategy for CCM Shopping Mall difficult to implement.

Consequently, our results of operations have been adversely, and may be materially, affected, to the extent that the COVID-19 harms the Chinese and global economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control.

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

b) Major customers and suppliers

No customer accounted for more than 10% of the Company’s sales for the years ended December 31, 2020 and 2019.

Sales to our five largest customers accounted for approximately 9.3% and 15.6% of our net sales during the years ended December 31, 2020 and 2019, respectively.

There was two suppliers accounted for more than 10% of our purchase during the year ended December 31, 2020. Five top suppliers accounted for 100% of our purchases during the year ended December 31, 2020.

There was no supplier accounted for more than 10% of our purchase during the year ended December 31, 2019. Five top suppliers accounted for 14.42% of our purchases during the year ended December 31, 2019.

19. SUBSEQUENT EVENTS

On January 11, 2021,   the Company entered into a securities purchase agreement   with certain purchasers identified on the signature page thereto, pursuant to which the Company sold to the Purchasers in a registered direct offering, an aggregate of 3,000,000 share of its common stock, par value $0.001 per share at a purchase price of $5.00 per share, for aggregate gross proceeds to the Company of $15,000,000, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As of this report day, the transaction has completed.

On February 9, 2021, the Company entered into a securities purchase agreement   with certain purchasers identified on the signature page thereto, pursuant to which the Company sold to the Purchasers in a registered direct offering, an aggregate of 2,000,000 shares of its common stock, par value $0.001 per share at a purchase price of $5.95 per share, for aggregate gross proceeds to the Company of $11,900,000, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As of this report day, the transaction has completed.

On February 26, 2021, the Company terminated a Share Exchange Agreement, which was originally entered into by and among the Company, Future FinTech Limited, a wholly owned subsidiary of the Company and a limited company organized under the laws of Hong Kong, Asiasens Investment Holding Pte. Ltd., a company incorporated under the laws of Singapore and Asen Maneuvre Group Limited, a limited company organized under the laws of British Virgin Islands on December 18, 2020. As the closing conditions to the Agreement were not satisfied on January 31, 2021, and the parties were unable to agree on new terms to extend the closing period subsequent to February 1, 2021, the Company has notified Asen Maneuvre and Asiasens the termination of the Agreement on February 26, 2021.

On February 26, 2021, the Company and Future Supply Chain Co., Ltd., a wholly owned subsidiary of the Company and a company incorporated under the laws of China entered into a Share Exchange Agreement with Sichuan Longma Electronic Technology Co. Ltd., a company incorporated under the laws of China (the “Seller”) and Sichuan Ticode Supply Chain Management Co., Ltd., a company incorporated under the laws of China (the “Ticode”). Pursuant to the Agreement, the Company, through the Buyer will acquire 60% of the equity interest of Ticode from the Seller in exchange for 7,789,882 shares of common stock of the Company.

On March 18, 2021, the Company filed Articles of Amendment (the “Amendment”) with the Secretary of State for the State of Florida to amend its Second Amended and Restated Articles of Incorporation to increase the amount of authorized shares of its common stock, par value $0.001 per share, from 60,000,000 to 300,000,000. The Amendment was approved by the Company’s Board of Directors (the “Board”) on February 12, 2021 and by shareholders holding a majority of the Company’s issued and outstanding capital stock on February 12, 2021. The Amendment does not affect the rights of the Company’s shareholders and was effective immediately upon filing.

On April 1, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers identified on the signature page thereto (the “Purchasers”), pursuant to which the Company sold to the Purchasers in a registered direct offering, an aggregate of 5,737,706 shares (the “Shares”) of its common stock, par value $0.001 per share (“Common Stock”) at a purchase price of $6.10 per share, for aggregate gross proceeds to the Company of approximately $35 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. As of this report day, the transaction has completed.

On April 9, 2021, the Company, Future FinTech (Hong Kong) Limited., a limited company organized under the laws of Hong Kong and a wholly owned subsidiary of the Company (“Buyer”), Nice Talent Asset Management Limited, a limited company organized under the laws of Hong Kong (“Nice”) and Joy Rich Enterprises Limited, a limited company organized under the laws of Hong Kong and 90% shareholder of Nice (“Joy Rich” or the “Seller”) entered into the First Amendment (the “Amendment”) to the Share Exchange Agreement (the “Agreement”), which was originally entered into by the parties on July 13, 2020. Pursuant to the Agreement, the Buyer agreed to acquire 90% of the issued and outstanding ordinary shares of Nice (the “Nice Shares”) from the Seller in exchange for the shares of common stock of the Company, as disclosed in the Form 8-K filed on July 16, 2020.Pursuant to the Amendment, the parties agree to amend the purchase price and certain earn-out terms as follows: (i) the aggregate purchase price for Nice Shares shall be HK$144,000,000 (the “Purchase Price”) and it shall be paid in the shares of common stock of the Company (the “Company Shares”); (ii) 60% of the Purchase Price or HK$86,400,000 shall be paid in the shares of common stock of the Company based on 95% of the closing price of the Company’s common stock listed on Nasdaq Stock Exchange on the date prior to the date of the Amendment and the foreign exchange rate between HK$ and US$ shall be 7.7:1; (iii) 20% of Purchase Price shall be paid in the shares of common stock of the Company if Nice achieves an Earnings Before Interest and Taxes (the “EBIT”) of HK$14,000,000 (the “2021 EBIT Goal”), as evidenced in its 2021 audited financial statements for fiscal year ended December 31, 2021 audited by the auditor of the Company (the “2021 Earn-Out Shares”); (iv) the final 20% of Purchase Price shall be paid in the shares of common stock of the Company if Nice achieves an EBIT of HK$20,000,000 (the “2022 EBIT Goal”), as evidenced in its 2022 audited financial statements for fiscal year ended December 31, 2022 audited by the auditor of the Company (the “2022 Earn-Out Shares”); (v) if Nice does not achieve the EBIT Goal for a given year, the shortfall between EBIT Goal and the actual EBIT for that year shall be the EBIT Shortfall (the “EBIT Shortfall”) and the amount of an EBIT Shortfall Fee that equals to 10 (ten) times of the EBIT Shortfall amount (the “EBIT Shortfall Fee”) shall be paid in cash by the Seller to the Buyer even though such year’s Earn-Out Shares shall still be issued in full to the Seller.