Form 10-Q
period 2021-03-31
Future FinTech Group Inc.
filed 2021-05-17
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Suite 5100, New York, NY

(Address of principal executive offices including zip code)

888-622-1218

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Class	Outstanding at May 14, 2021
Common Stock, $0.001 par value per share	73,111,074

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
		(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$42,117,677	$9,788,041
Advances to suppliers and other current assets	142,171	258,830
Loan receivables	5,318,126	5,355,944
Other receivables, net	294,530	81,972
Assets related to discontinued operations	1,451	35,082
TOTAL CURRENT ASSETS	$47,873,955	$15,519,869

Property, plant and equipment, net	$24,254	$16,728
Right of Use Assets	245,442	291,379
Intangible assets	39,692	41,214
Amounts due from related parties	175,600	62,522
TOTAL NON-CURRENT ASSETS	$484,988	$411,843
TOTAL ASSETS	$48,358,943	$15,931,712

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$245,086	$250,364
Accrued expenses and other payables	1,822,481	2,300,412
Advances from customers	28,689	28,962
Convertible note payables	-	1,163,146
Loan payables	270,995	394,848
Lease liability-current	182,233	180,803
Liabilities related to discontinued operations	510,948	865,568
TOTAL CURRENT LIABILITIES	$3,060,432	$5,184,103

NON-CURRENT LIABILITIES
Lease liability-non-current	63,209	110,575
Amounts due to related parties	$835,129	$1,905,893
TOTAL NON-CURRENT LIABILITIES	898,338	2,016,468
TOTAL LIABILITIES	$3,958,770	$7,200,571
Commitments and contingencies (Note 14)
STOCKHOLDER’S EQUITY

Future FinTech Group, Inc, Stockholders’ equity
Common stock, $0.001 par value; 300,000,000 shares authorized; 59,583,486 shares and 50,053,606 shares issued and outstanding as of March 31, 2021 and December 31, 2020 respectively	$59,583	$50,053
Additional paid-in capital	169,891,428	133,510,862
Accumulated deficits	(125,181,610)	(124,384,301)
Accumulated other comprehensive loss	(321,769)	(398,014)
Total Future FinTech Group, Inc. stockholders’ equity	44,447,632	8,778,600
Non-controlling interests	(47,459)	(47,459)
Total stockholders’ equity	44,400,173	8,731,141
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,358,943	$15,931,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$6,613	$199,951
Cost of goods sold	6,023	513
Gross profit	590	199,438

Operating Expenses
General and administrative expenses	1,600,489	1,847,366
Selling expenses	12,945	12,781
(Recovery) Provision of doubtful debts	(2,872)	4,203,054
Total operating expenses	1,610,562	6,063,201

Loss from operations	(1,609,972)	(5,863,763)

Other (expenses) income
Interest income	137,466	10
Interest expenses	(3,913)	(27,137)
Loss on debt settlement and conversion	-	(318,837)
Other income (expenses), net	485,002	(488,279)
Total other income (expenses), net	618,555	(834,243)

Loss from Continuing Operations before Income Tax	(991,417)	(6,698,006)
Income tax provision	-	-
Loss from Continuing Operations	(991,417)	(6,698,006)

Discontinued Operations (Note 16)
Gain on disposal of discontinued operations	(351,914)	123,688,874
Income (loss) from discontinued operations	546,022	(103,009)

Net Income (Loss)	$(797,309)	$116,887,859
Less: Net Loss attributable to non-controlling interests	-	(62)
Net income(loss) from discontinued operations attributable to Future Fintech Group, Inc.	$(797,309)	$116,887,921
Other comprehensive income (loss)
Income (loss) from continued operations	$(991,417)	$(6,698,006)
Foreign currency translation – continued operations	21,773	1,542,682
Comprehensive income (loss) - continued operation	(969,644)	(5,155,324)
Income (loss) from discontinued operations	$194,108	$123,585,865
Foreign currency translation - discontinued operation	54,472	(10,781,209)
Comprehensive (loss) income - discontinued operation	248,580	112,804,656
Comprehensive Income (Loss)	$(721,064)	$107,649,332
Less: Net loss attributable to non-controlling interests	-	(62)
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	$(721,064)	107,649,394

Earnings (loss) per share:
Basic earnings (loss) per share from continued operation	$(0.02)	$(0.20)
Basic earnings (loss) per share from discontinued operation	0.01	3.73
	$(0.01)	$3.53
Diluted Earnings (loss) per share:
Diluted loss per share	$(0.02)	$(0.20)
Diluted earnings (loss) per share from discontinued operation	0.01	3.65
	$(0.01)	$3.45
Weighted average number of shares outstanding
Basic	40,039,431	33,147,793
Diluted	40,597,222	33,817,316

*	Reclassification- certain reclassifications have been made to the financial statements for the three months ended March 31, 2020 to conform to the presentation for the three months ended March 31, 2021, with no effect on previously reported net income (loss).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Future Fintech Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

Three Months ended March 31, 2020

	Common Stock		Additional paid-in	Retained	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	earnings	income	interests	Total
Balance at December 31, 2019	33,810,416	$33,810	$107,852,827	$(213,314,612)	$12,989,408	$4,361,361	$(88,077,206)
Issuance of common stocks for conversion of debts	579,999	580	753,257	-	-	-	753,837
Net income from continued operations	-	-	-	(6,697,944)	-	(62)	(6,698,006)
Net income from discontinued operations	-	-	-	123,585,865	-	-	123,585,865
Share-based payments -service	3,750,000	3,750	1,187,250	-	-		1,191,000
Foreign currency translation adjustment	-	-	-	-	1,542,682	-	1,542,682
Disposal of discontinued operation	-	-	-	-	(10,781,209)	(6,450,244)	(17,231,453)
Balance at March 31, 2020	38,140,415	$38,140	$109,793,334	$(96,426,691)	$3,750,881	$(2,088,945)	$15,066,719

Three Months ended March 31, 2021

	Common Stock		Additional paid-in	Retained	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	earnings	income	interests	Total
Balance at December 31, 2020	50,053,606	$50,053	$133,510,862	$(124,384,301)	$(398,014)	$(47,459)	$8,731,141
Issuance of common stocks - cash	9,529,880	9,530	35,487,316	-	-	-	35,496,846
Net income from continued operations	-	-	-	(991,417)	-	-	(991,417)
Net income from discontinued operations	-	-	-	546,022	-	-	546,022
Share-based payments-service	-	-	893,250	-	-	-	893,250
Foreign currency translation adjustment	-	-	-	-	21,773	-	21,773
Disposal of discontinued operation	-	-	-	(351,914)	54,472	-	(297,442)
Balance at March 31, 2021	59,583,486	$59,583	$169,891,428	$(125,181,610)	$(321,769)	$(47,459)	$44,400,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(797,309)	$116,887,859
Net income from discontinued operation	194,108	123,585,865
Net loss from continuing operations	(991,417)	(6,698,006)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,515	428
Amortization	1,248	-
(Recovery) Provision of doubtful debts	(2,872)	4,203,054
Share-based payments	893,250	1,191,000
Interest expenses related to convertible note	(96,691)	-
Changes in operating assets and liabilities
Accounts receivable	-	4,954
Inventory	-	1,565
Other receivable	(212,558)	(139,094)
Advances to suppliers and other current assets	119,728	(17,931)
Accounts payable	-	(2,214)
Due to related parties	-	(44,241)
Accrued expenses	(381,240)	83,118
Advances from customers	(273)	(144,535)
Net Cash Used in Operating Activities – Discontinued Operations	(669,310)	(1,561,902)
Net Cash Used in Operating Activities – Continued Operations	(71,963)	(699,205)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(9,263)	-
Net Cash Used in Investing Activities from Discontinued Operations	(9,263)
Net Cash Used in Investing Activities from Continuing Operations	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of issuance costs	35,496,846	-
Proceeds from amounts due from related parties, net	(949,915)	(84,533)
Repayment of convertible payable	(1,163,146)	-
Repayment of loans payable	(122,687)	-
Proceeds from Secured Convertible Promissory Note	-	822,107
Net cash provided by financing activities	33,261,098	737,574

Effect of change in exchange rate	(180,480)	1,568,024

NET INCREASE IN CASH AND CASH EQUIVALENTS	32,330,082	44,491
Cash and cash equivalents, beginning of period	9,788,041	190,867
Cash and cash equivalents, end of period	42,118,123	235,358
Less: Cash and cash equivalents from the discontinued operations, end of period	(446)	(226,996)
Cash and cash equivalents, from the continuing operations end of period	$42,117,677	$8,362

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Issuance of common stocks for conversion of debts	$-	$435,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CORPORATE INFORMATION

Future FinTech Group Inc. (the “Company”) is a holding company incorporated under the laws of the State of Florida. The main business of the Company includes an online shopping platform, Chain Cloud Mall (CCM, website: http://gksharedmall.com/), which is based on blockchain technology; a cross-border e-commerce platform (“NONOGIRL”); a blockchain-based application incubator; and technical service and support for real name and blockchain based assets and their operating entities; and the application and development of blockchain-based e-commerce technology and financial technology. Prior to 2019, the Company engaged in the production and sales of fruit juice concentrates, fruit juice beverages and other fruit-related products in the People’s Republic of China (“PRC”, or “China”), and overseas markets. Due to the drastically increased production cost and tightened environmental law in China, the Company has transformed its business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology from the end of 2018.

On July 22, 2020, the Company established Future Commercial Management (Beijing) Co., Ltd. Its scope of business includes management and consulting services.

The Company’s activities are principally conducted by its subsidiaries and Variable Interest Entity (“VIE”) operating in the PRC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2021 and the results of operations and cash flows for the periods ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2021. The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date.

Our contractual arrangements with our VIE and their respective shareholders allow us to (i) exercise effective control over our VIE, (ii) receive substantially all of the economic benefits of our VIE, and (iii) have an exclusive option to purchase all or part of the equity interests in our VIE when and to the extent permitted by PRC law.

As a result of our direct ownership in our wholly foreign-owned enterprise (“WFOE”) and the contractual arrangements with our VIE, we are regarded as the primary beneficiary of our VIE, and we treat it and its subsidiaries as our consolidated affiliated entities under U.S. GAAP. We have consolidated the financial results of our VIE in our condensed consolidated financial statements in accordance with U.S. GAAP

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2020 as included in our Annual Report on Form 10-K.

Discontinued Operations

On February 27, 2020, SkyPeople BVI (the “Seller”) completed the transfer of its ownership of HeDeTang HK to New Continent International Co., Ltd. (the “Buyer”), an unrelated third party and a company incorporated in the British Virgin Islands for a total price of RMB 0.6 million (approximately $85,714), pursuant to a Share Transfer Agreement entered into by the Seller and the Buyer on September 18, 2019 and approved at the special shareholders meeting of the Company on February 26, 2020. As the Company believed that no continued cash flow would be generated by the sold component, in accordance with ASC 205-20, the Company presented the operating results from Hedetang HK as discontinued operations within the accompanying consolidated financial statements.

In addition, The Company’s Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses from 2014 to 2016 and its cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with ASC 205-20, the Company presented the operating results from Huludao Wonder as a discontinued operation.

On March 11, 2020, the Company’s Board of Directors passed a resolution to sell the operation of Future Supply Chain limited and Zhonglian Hengxin Assets Management Co., Ltd (“Zhonglian Hengxin”) and close the operation of Digital Online Marketing Limited, Future Digital Fintech (Xi’an) Co., Ltd., SkyPeople Foods Holding Ltd. and Chain Future Digital Tech (Beijing) Co., Ltd. On March 18, 2021, Chain Future Digital Tech (Beijing) Co., Ltd. had deregistered.

On May 7, 2020, Future Business Management Co., Ltd. completed the transfer of its ownership of Zhonglian Hengxin Assets Management Co., Ltd to individual third party. On July 24, 2020, the Company’s Board of Directors passed a resolution to sell the operation of Hedetang Farm Products Trading Markets (Mei County) Co., Ltd. and close the operation of Chain Cloud Mall Logistics Center (Shaanxi) Co., Ltd. As a result, Skypeople Foods Holdings Limited Company was deregistered on July 27, 2020; Digital Online Marketing Limited Company was deregistered on July 28, 2020; On October 31, 2020, Cloud Chain Mall Network and Technology (Tianjin) Co., Limited and Chain Cloud Mall Logistics Center (Shanxi) Co., Ltd. completed the transfer of its ownership of Hedetang Farm Products Trading Markets (Mei county) Co., Ltd to third parties.

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

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has raised funds through issuance of convertible notes and common stock.

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

As of March 31, 2021:

	Income	Share	Pre-share amount

Loss from continuing operations	$(991,417)	40,039,431	$(0.02)
Income from discontinuing operations	$194,108	40,039,431	$0.01

Basic EPS:
Loss available to common stockholders from continuing operations	$(991,417)	40,039,431	$(0.02)
Income available to common stockholders from discontinuing operations	$194,108	40,039,431	$0.01

Dilutive EPS:

Warrants	-	557,791	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(991,417)	40,597,222	$(0.02)
Diluted Earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$194,108	40,597,222	$0.01

As of March 31, 2020:

	Income	Share	Pre-share amount

Loss from continuing operations	$(6,698,006)	33,147,793	$(0.20)
Income from discontinuing operations	$123,585,865	33,147,793	$3.73

Basic EPS:
Loss available to common stockholders from continuing operations	$(6,698,006)	33,147,793	$(0.20)
Income available to common stockholders from discontinuing operations	$123,585,865	33,147,793	$3.73

Dilutive EPS:

Warrants	-	669,523	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(6,698,006)	33,817,316	$(0.20)
Diluted Earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$123,585,865	33,817,316	$3.65

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

The Company has assessed its accounts receivable including credit term and corresponding all its accounts receivables in March 2021. Upon such credit terms, bad debt expense was $2,872 and $4.2 million during the three months ended March 31, 2021 and 2020, respectively. Accounts receivables of nil have been outstanding for over 90 days as of March 31, 2021 and December 31, 2020, respectively.

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

Depreciation expense included in general and administration expenses for the three months ended March 31, 2021 and 2020 was $1,515 and $428 respectively. Depreciation expense included in cost of sales for the three months ended March 31, 2021 and 2020 was nil respectively.

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

Foreign Currency and Other Comprehensive Income (Loss)

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency; however, the reporting currency of the Company is the USD. Assets and liabilities of the Company’s foreign subsidiaries have been translated into USD using the exchange rate at the balance sheet dates, while equity accounts are translated using historical exchange rate. The exchange rate we used to convert RMB to USD was 6.57 and 6.52 at the balance sheet dates of March 31, 2021 and December 31, 2020, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert RMB to USD were 6.48 and 6.98 for three months ended March 31, 2021 and 2020, respectively. Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

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

Convertible notes

The Company accounts for its convertible notes at issuance by allocating the proceeds received from a convertible note among freestanding instruments according to ASC 470, Debt, based upon their relative fair values. The fair value of debt and common stock is determined based on the closing price of the common stock on the date of the transaction. Convertible notes are subsequently carried at amortized cost. Each convertible note is analyzed for the existence of a beneficial conversion feature (“BCF”), defined as the fair value of the common stock at the commitment date for the convertible note, less the effective conversion price. No BCF was recognized for the convertible notes issued during March 31, 2021 and 2020.

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

Variable interest entities

On July 31, 2019, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited (“CCM Tianjin”), Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. (“E-commerce Tianjin”), and Mr. Zeyao Xue and Mr. Kai Xu, citizens of China and shareholders of E-commerce Tianjin, entered into the following agreements, or collectively, the “Variable Interest Entity Agreements” or “VIE Agreements,” pursuant to which CCM Tianjin has contractual rights to control and operate the business of E-commerce Tianjin (the “VIE”). Therefore, pursuant to ASC 810, E-Commerce Tianjin is included in the Company’s consolidated financial statements since then.

Pursuant to Chinese law and regulations, a foreign owned enterprise cannot apply for and hold a license for operation of certain e-commerce businesses, the category of business which the Company is expanding in China. CCM Tianjin is an indirectly wholly foreign owned enterprise of the Company. In order to comply with Chinese law and regulations, CCM Tianjin agreed to provide E-commerce Tianjin an Exclusive Operation and Use Rights Authorization to operate and use the Cloud Chain Mall System owned by CCM Tianjin.

E-commerce Tianjin was incorporated by Mr. Zeyao Xue and Mr. Kai Xu solely for the purpose of holding the operation license of the Cloud Chain Mall System. Mr. Zeyao Xue is a major shareholder of the Company and the son of Mr. Yongke Xue, our Chairman of the Board. Mr. Kai Xu was the Chief Operating Officer of the Company and currently is the Deputy General Manager of FT Commercial Group Ltd., a wholly owned subsidiary of the Company.

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

4)

Exclusive Operation and Use Rights Authorization letter which authorizes Cloud Chain Mall E-commerce (Tianjin) Co., Ltd, to exclusively operate and use the Cloud Chain Mall System and the authorization period is the same as the term of the EXCLUSIVE THEHNOLOGY CONSULTING AND SERVICE AGREEMENT entered into by and between Cloud Chain Mall Network and Technology (Tianjin) Co., Ltd. and Cloud Chain Mall E-commerce (Tianjin) Co., Ltd. dated July 31, 2019.

5)	GlobalKey Shared Mall Shopping Platform Software and System Transfer Agreement by and between Future Supply Chain Co., Ltd. and Cloud Chain Mall Network and Technology (Tianjian) Co., Ltd., pursuant to which the GlobalKey Shared Mall Shopping Platform Software and System was transferred from Future Supply China Co., Ltd. to CCM Tianjin and that both parties were wholly owned subsidiaries of the Company and transfer price is $0.

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

3. LOAN RECEIVABLES

As of March 31, 2021, the balance of loan receivables was $5.32 million, which was from Shenzhen Tiantian Haodian Technology Co., Ltd. (“Tiantian Haodian”). On June 28, 2020, Guangchengji, a wholly owned subsidiary of Future FinTech (Hong Kong) Limited, entered into a “Loan Agreement” with Tiantian Haodian. Pursuant to the Loan Agreement, Guangchengji loaned up to the amount of RMB35 million (approximately $5.36 million) with Tiantian Haodian at the annual interest rate of 10% from June 28, 2020 to June 27, 2021.

4. LEASES

The Company’s noncancelable operating leases consist of leases for office space. The Company is the lessee under the terms of the operating leases. For the three months ended March 31, 2021, the operating lease cost was $0.24 million.

The Company’s operating leases have remaining lease terms that range from approximately one year to two years. As of March 31, 2021, the weighted average remaining lease term and weighted average discount rate were 1.33 years and 6%, respectively.

Maturities of lease liabilities were as follows:

Operating
As of March 31,	Lease
From April 1, 2021 to March 31, 2022	$192,002
From April 1, 2022 to March 31, 2023	64,001
Total	$256,003
Less: amounts representing interest	$10,561
Present Value of future minimum lease payments	245,442
Less: Current obligations	182,233
Long term obligations	$63,209

5. LOAN PAYABLES

As of March 31, 2021, loan payables were $0.27 million, which consisted of the loan payable of $0.02 million to Shaanxi Entai Bio-Technology Co., Ltd., loan payable $0.01 million to Shenzhen Wangjv Trading Co., Ltd., and loan payable of $0.24 million to seven individuals.

The loan from Shaanxi Entai Bio-Technology Co., Ltd of $0.02 million was interest free and has no assets pledged for this loan.

On June 15, 2020, the Company entered into a loan agreement with Shenzhen Wangjv Trading Co., Ltd. Pursuant to the loan agreement, the Company borrowed $0.23 million from Shenzhen Wangjv Trading Co., Ltd. at the annual interest rate of 8% with the term of 1 year for the use of working capital. On July 6, 2020, the Company repaid $0.22 million to Shenzhen Wangjv Trading Co., Ltd.

During the third quarter of 2020, the Company entered into a series of interest free loan agreements with seven individuals, borrowing $0.36 million for working capital. The repayment term is one year. The Company repaid $0.12 million to two individual lenders, Yinyang Chen and Zhixing Pan.

6. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables were consisted of the followings:

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Legal fee and other professionals	$40,107	$457,276
Wages and employee reimbursement	282,579	290,079
Suppliers	1,416,363	1,379,971
Accruals	83,432	173,086
Total	$1,822,481	$2,300,412

7. CONVERTIBLE NOTES PAYABLE

As of March 31, 2021 and December 31, 2020, convertible debt consisted of the following:

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Beginning	$1,163,146	$957,990
Addition	-	905,392
Payment	(1,163,146)	-
Conversion	-	(700,236)
Balance	$-	$1,163,146

8. RELATED PARTY TRANSACTION

As of March 31, 2021, the amounts due to the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Yongke Xue	$33,327	Chairman of the Company	Loan payable
Wei Cheng Pan	190,221	Legal representative of Guangchengji and Chief Strategy Officer of the Company	Loan payable
Shaanxi Fu Chen Venture Capital Management Co. Ltd. (“Shaanxi Fu Chen”)	90,922	Two outside shareholders of the Company are shareholders of Shaanxi Fu Chen	Other payables
Zhi Yan	165,964	General Manager of a subsidiary of the Company	Accrued expenses
Jing Chen	389	Vice president of the Company	Accrued expenses
Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd. (“TianShunDa”)	334,789	Shaanxi Fu Chen holds 70% interest of TianShunDa	Other payables
Reits (Beijing) Technology Co., Ltd	16,321	Zhi Yan is the legal representative of this company	Acquisition of intangibles upon the full completion of the online platform pursuant to an agreement originally entered between parties before Zhi Yan was the general manager of our subsidiary.
Shaanxi Fuju Mining Co., Ltd	3,196	Shaanxi Fu Chen holds 80% interest of the company	Other payables
Total	$835,129

As of March 31, 2021, the amounts due from the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Shanchun Huang	121,742	Chief Executive Officer of the Company	Interest free loan*
Kai Xu	11,044	Deputy General Manager of a subsidiary of the Company	Interest free loan*
Zeyao Xue	33,070	Son of the Chairman of the Company and a major shareholder of the Company	Interest free loan*
Ming Yi	3,309	Chief Financial Officer of the Company	Interest free loan*
Yang Liu	6,435	Chief Operator Officer of the Company	Interest free loan*
Total	$175,600

●	The interest free loans have been approved by the Company’s Audit Committee.

9. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three months ended March 31, 2021 and 2020. The effective income tax rate for the Company for both of the three months ended March 31, 2021 and 2020 were 0% and 0% respectively. Some of our subsidiaries generated income and we accrued income tax according to the Chinese corporate income tax rate, but some had a loss and no tax provision was made.

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

10. SHARE BASED COMPENSATION

Consulting Service Agreement

On January 25, 2020, the Company entered into a Consulting Service Agreement (the “Agreement”) with Dragon Investment Holding Limited (Malta) (the “Consultant”), a company incorporated in Malta, pursuant to which Consultant will: (i) help the Company to locate new merger projects globally, develop new merger strategy and provide the Company with at least five (5) merger and acquisition targets that have synergy with the Company’s business and development plans and could clearly contribute to the Company’s strategic goals each year; (ii) help the Company to map out new growth strategies in addition to its current business; (iii) work with the Company to explore new lines of business and associated growth strategies; and (iv) conduct market research and evaluating variable projects and providing feasibility studies per Company’s request from time to time. The term of the Agreement is three years. In consideration of the services to be provided by the Consultant to the Company, the Company agrees to pay the Consultant a three-year consulting fee totaling $3.0 million. The Company shall issue a total of 3,750,000 restricted shares of the Company Common Stock (the “Consultant Shares”) at a price of $0.794 per share, (the closing price of the Agreement date), as the payment for the above mentioned consultant fee to the Consultant. On February 23, 2020, the Company issued the Consultant Shares pursuant to the Agreement, of which 1,500,000 shares were released to the Consultant immediately, 1,125,000 and 1,125,000 shares, respectively, will be held by the Company and released to the Consultant on January 25, 2021 and January 25, 2022 if this Agreement has not been terminated and there has been no breach of the Agreement by the Consultant at such time. If the second and/or third release of the shares mentioned above does not occur, such shares shall be returned to the Company as treasury shares. The shares contemplated in the Agreement were issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. For the year ended December 31, 2020, the Company recorded stock related compensation of $1.19 million, based on the stock closing price of $0.794 on the Agreement date, for the 1,500,000 shares which were released to the Consultant immediately upon issuance. On January 25, 2021, the Company recorded stock related compensation of $0.89 million, based on the stock closing price of $0.794 on the date of the Agreement, for the 1,125,000 shares which were released to the Consultant on January 25, 2021. The Company will recognize stock related compensation of $0.89 million for the 1,125,000 shares in the future when they are released to the Consultant pursuant to the Agreement.

11. COMMON STOCK

Securities Purchase Agreement

On December 24, 2020, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company sold to the purchasers in a registered direct offering, an aggregate of 4,210,530 units, each consisting of one share of our common stock and a warrant to purchase 1 share of our Common Stock, at a purchase price of $1.90 per unit, for aggregate gross proceeds to the Company of $8,000,007, before deducting fees to the placement agent and other offering expenses payable by the Company. On December 29, 2020, the Company issued Units consisting of an aggregate of 4,210,530 shares of our Common Stock and warrants to purchase up to an aggregate of 4,210,530 shares of our Common Stock at an exercise price of $2.15 per share (the “Investors’ Warrants”). The Investors’ Warrants have a term of five years and are exercisable by the holder at any time after the date of issuance. In connection with the offering, the Company also issued placement agent a warrant to purchase 210,526 shares of our Common Stock (the “Placement Agent Warrant”) on substantially the same terms as the Investors’ Warrants, except that the Placement Agent Warrant has an exercise price of $2.375 per share and are not exercisable until June 24, 2021.

The net proceeds offering were $9,052,640, after deducting underwriting discounts and commissions and other estimated offering expenses, and were received in January 2021. During the three months ended March 31, 2021, the Investors Warrants to purchase an aggregate of 4,210,530 shares of common stock were fully exercised by the investors.

On January 11, 2021, the Company entered into a securities purchase agreement with certain purchasers identified on the signature page thereto, pursuant to which the Company sold to the Purchasers in a registered direct offering, an aggregate of 3,000,000 share of its common stock, par value $0.001 per share at a purchase price of $5.00 per share, for aggregate gross proceeds to the Company of $13,797,732, after deducting fees to the placement agent and other offering expenses payable by the Company. On January 13, 2021, the Company issued 3,000,000 Shares pursuant to this Agreement.

On February 9, 2021, the Company entered into a securities purchase agreement with certain purchasers identified on the signature page thereto, pursuant to which the Company sold to the Purchasers in a registered direct offering, an aggregate of 2,000,000 shares of its common stock, par value $0.001 per share at a purchase price of $5.95 per share, for aggregate gross proceeds to the Company of $10,992,250 , after deducting fees to the placement agent and other offering expenses payable by the Company. The Company issued 2,000,000 shares of its Common Stock to the purchaser on February 11, 2021.

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

During the three months ended March 31, 2021, the holders of the Warrants purchased an aggregate of 319,350 shares of common stock of the Company for $1,654,224, of which 1,230 shares of common stock were issued based upon cashless exercises.

12. DISCONTINUED OPERATIONS

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

On March 11, 2020, the Company’s Board of Directors passed a resolution to sell the operation of Future Supply Chain limited and Zhonglian Hengxin Assets Management Co., Ltd (“Zhonglian Hengxin”) and close the operation of Digital Online Marketing Limited, Future Digital Fintech (Xi’an) Co., Ltd., SkyPeople Foods Holding Ltd. and Chain Future Digital Tech (Beijing) Co., Ltd. On March 18, 2021, Chain Future Digital Tech (Beijing) Co., Ltd. was deregistered. Based on the disposal plan and in accordance with ASC 205-20, the Company presented the operating results from these operations as a discontinued operation. On October 31, 2020, the transfer of ownership of Future Supply Chain Limited and Zhonglian Hengxin was completed.

On July 24, 2020, the Company’s Board of Directors passed a resolution to sell the operation of Hedetang Farm Products Trading Markets (Mei County) Co., Ltd. and close the operation of Chain Cloud Mall Logistics Center (Shaanxi) Co., Ltd. On July 27,2020, Skypeople Foods Holdings Limited Company was dissolved; On July 28, 2020 digital online marketing limited company was dissolved; On October 31, 2020, Cloud Chain Mall Network and Technology (Tianjin) Co., Limited and Chain Cloud Mall Logistics Center (Shanxi) Co., Ltd. completed the transfer of their ownership of Hedetang Farm Products Trading Markets (Mei county) Co., Ltd.

Loss from discontinued operations for March 31, 2021 and 2020 was as follows:

	March 31,	March 31,
	2021	2020
REVENUES	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES:
General and administrative	-	71,948
(Recovery) Provision of doubtful debts	(15,421)	-
Total	(15,421)	71,948

OTHER INCOME (EXPENSE)
Interest income	-	116
other income (expenses)	530,601	(31,177)
Total	530,601	(31,061)
Income (loss) from discontinued operations before income tax	546,022	(103,009)
Income tax provision	-	-
Income (loss) from discontinued operation before noncontrolling interest	$546,022	(103,009)
Loss on disposal of discontinued operations	(351,914)	-
(INCOME) LOSS FROM DISCONTINUED OPERATION	$194,108	$(103,009)

The major components of assets and liabilities related to discontinued operations are summarized below:

	March 31, 2021	December 31, 2020
Cash	$446	$2,985
Amount due from related parties	1,005	32,097
Total assets related to discontinued operations	$1,451	35,082

Accrued expenses	$168,192	$431,011
Amount due from related parties	342,756	434,557
Total liabilities related to discontinued operations	$510,948	$865,568

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

Some of our operation might not individually meet the quantitative thresholds for determining reportable segments and we determine the reportable segments based on the discrete financial information provided to the chief operating decision maker. The chief operating decision maker evaluates the results of each segment in assessing performance and allocating resources among the segments. Since there is an overlap of services and products between different subsidiaries of the Company, the Company does not allocate operating expenses and assets based on the product segments. Therefore, operating expenses and asset information by segment are not presented. Segment profit represents the gross profit of each reportable segment.

As of March 31, 2021:

	CCM Shopping Mall Membership	Sales of Goods	Total
Reportable segment revenue	$73	$6,540	$6,613
Revenue from external customers	$73	$6,540	$6,613
Segment gross profit	$73	$517	$590

As of March 31, 2020:

	CCM Shopping Mall Membership	Sales of Goods	Total
Reportable segment revenue	$198,885	$1,817	$200,702
Inter-segment loss	-	751	751
Revenue from external customers	198,885	1,066	199,951
Segment gross profit	$198,610	$828	$199,438

14. COMMITMENTS AND CONTINGENCIES

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court”) on February 9, 2021 based on diversity of jurisdiction.  On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss.  FT Global argues that the Court should deny the Company’s motion to dismiss.  However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint.  On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan.  On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. The Company will continue to vigorously defend the action against FT Global.

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

Consequently, our results of operations have been materially adversely affected by the COVID-19. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19, efficacy and distribution of COVID-19 vaccines  and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control.

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

16. SUBSEQUENT EVENTS

On April 1, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers identified on the signature page thereto (the “Purchasers”), pursuant to which the Company sold to the Purchasers in a registered direct offering, an aggregate of 5,737,706 shares (the “Shares”) of its common stock, par value $0.001 per share (“Common Stock”) at a purchase price of $6.10 per share, for aggregate gross proceeds to the Company of approximately $35 million, before deducting fees to the placement agent and other offering expenses payable by the Company. As of report day, the transaction has completed.

On April 9, 2021, the Company, Future FinTech (Hong Kong) Limited., a limited company organized under the laws of Hong Kong and a wholly owned subsidiary of the Company (“Buyer”), Nice Talent Asset Management Limited, a limited company organized under the laws of Hong Kong (“Nice”) and Joy Rich Enterprises Limited, a limited company organized under the laws of Hong Kong and 90% shareholder of Nice (“Joy Rich” or the “Seller”) entered into the First Amendment (the “Amendment”) to the Share Exchange Agreement (the “Agreement”), which was originally entered into by the parties on July 13, 2020. Pursuant to the Agreement, the Buyer agreed to acquire 90% of the issued and outstanding ordinary shares of Nice (the “Nice Shares”) from the Seller in exchange for the shares of common stock of the Company, as disclosed in the Form 8-K filed on July 16, 2020. Pursuant to the Amendment, the parties agree to amend the purchase price and certain earn-out terms as follows: (i) the aggregate purchase price for Nice Shares shall be HK$144,000,000 (the “Purchase Price”) and it shall be paid in the shares of common stock of the Company (the “Company Shares”); (ii) 60% of the Purchase Price or HK$86,400,000 shall be paid in the shares of common stock of the Company based on 95% of the closing price of the Company’s common stock listed on Nasdaq Stock Exchange on the date prior to the date of the Amendment and the foreign exchange rate between HK$ and US$ shall be 7.7:1; (iii) 20% of Purchase Price shall be paid in the shares of common stock of the Company if Nice achieves an Earnings Before Interest and Taxes (the “EBIT”) of HK$14,000,000 (the “2021 EBIT Goal”), as evidenced in its 2021 audited financial statements for fiscal year ended December 31, 2021 audited by the auditor of the Company (the “2021 Earn-Out Shares”); (iv) the final 20% of Purchase Price shall be paid in the shares of common stock of the Company if Nice achieves an EBIT of HK$20,000,000 (the “2022 EBIT Goal”), as evidenced in its 2022 audited financial statements for fiscal year ended December 31, 2022 audited by the auditor of the Company (the “2022 Earn-Out Shares”); (v) if Nice does not achieve the EBIT Goal for a given year, the shortfall between EBIT Goal and the actual EBIT for that year shall be the EBIT Shortfall (the “EBIT Shortfall”) and the amount of an EBIT Shortfall Fee that equals to 10 (ten) times of the EBIT Shortfall amount (the “EBIT Shortfall Fee”) shall be paid in cash by the Seller to the Buyer even though such year’s Earn-Out Shares shall still be issued in full to the Seller.

On April 16, 2021, the Company through its wholly owned subsidiary, Future Supply Chain Co., Ltd., completed its acquisition of 60% equity interest of Sichuan Ticode Supply Chain Management Co., Ltd. (“Ticode”) from Sichuan Longma Electronic Technology Co. Ltd. (the “Seller”) in exchange for 7,789,882 shares of common stock of the Company (the “Company Shares”), pursuant to a Share Exchange Agreement (the “Agreement”) dated February 26, 2021.

On April 25, 2021, the Audit Committee of the Board of Directors of the Company dismissed BF Borgers CPA PC (“BF Borgers”) as the Company’s independent registered public accounting firm, effective immediately.

On April 25, 2021, the Audit Committee of the Board of Directors of the Company approved the engagement of Onestop Assurance PAC (“Onestop Assurance”) as the Company’s independent registered public accounting firm, effective immediately. The Audit Committee also approved Onestop Assurance to act as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) and in this Form 10-Q. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2020 Form 10-K.

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

Approximately $6,540 and $1,817 was recognized as revenue from the “sale of goods” segment from orders on sales of the Company’s own products on the platform for the three months ended March 31, 2021 and March 31, 2020, respectively.

Results of Operations

Comparison of Three Months ended March 31, 2021 and 2020:

Revenue

The following table presents our consolidated revenues for the three months ended March 31, 2021 and 2020, respectively:

	Three months ended March 31,		Change
	2021	2020	Amount	%
CCM Shopping Mall Membership	73	198,885	(198,812)	(99.46)%
Sales of goods	6,540	1,066	5,474	301.20%
Total	$6,613	$199,951	$(193,338)	(96.69)%

The decrease in revenue for the three months ended March 31, 2021 was primarily due to a decrease in new member subscription. Due to the COVID-19 related restriction on large gathering for meetings and conference which primarily used by us before the pandemic for marketing and business development of new members, the Company has experienced difficulties to subscribe new members during the first quarter of 2021.

Sale of goods increased from $1,066 for the three months ended March 31, 2020 to $6,540 for the three months ended March 31, 2021. CCM Shopping Mall Membership fees decreased from $198,885 in the first quarter of 2020 to $73 in the same period of 2021 due the COVID-19 related restriction on large gathering for meetings and conference which primarily used by us before the pandemic for marketing and business development of new members.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended March 31, 2021 and 2020, respectively:

	Three months ended March 31,
	2021		2020
	Gross profit	Gross margin	Gross profit	Gross margin
CCM Shopping Mall Membership	73	100%	198,610	99.9%
Sales of goods	517	7.9%	829	77.7%
Total	$590	8.9%	$199,439	99.7%

Overall gross margin as a percentage of revenue was 9% for the three months ended March 31, 2021, a decrease of 91% compared to 100% for the same period of last fiscal year, mainly due to less revenues from the membership fee which has a much higher margin than that of sales of goods.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended March 31, 2021 and 2020, respectively: (in thousands)

	First quarter of 2021		First quarter of 2020
	Amount	% of revenue	Amount	% of revenue
General and administrative	$1,600	24,202.2%	$1,847	923.9%
Selling expenses	13	195.7%	13	6.4%
Bad debt provision	(3)	(43.4)%	4,203	2,102.0%
Total operating expenses	$1,610	24,354.5%	$6,063	3,032.3%

General and administrative expenses decreased by $0.25 million, or 13.4%, from $1.85 million to $1.60 million for the three months ended March 31, 2021, compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly due to decreased share issuance related expenses that the Company recorded during the three months ended March 31, 2021.

Selling expenses remained the same in the first quarter of 2021, compared to the same period of last fiscal year.

Write back of provision of doubtful debt was $0.003 million for the three months ended March 31, 2021, decreased by $4.21 million comparing to the same period of the last fiscal year. Write back of provision was for doubtful debt from subsidiaries that disposed during the three months ended March 31, 2020，but no such item in the three months ended March 31, 2021.

Other Income (Expense), Net

Other expenses, net increased by $0.97 million to positive $0.49 million for the three months ended March 31, 2021 from negative $0.49 million in the same period of the last fiscal year, primarily due to disposal of current payments with InUnion Chain Ltd..

Income Tax

We did not have tax provision for the three months ended March 31, 2021 and 2020, as the Company incurred losses in the first quarter of 2021 and 2020.

Non-controlling Interests

As of March 31, 2021, Shaanxi Chunlv Ecological Agriculture Co., Ltd. (“Shaanxi Chunlv”) holds 20.0% interest in Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited, Nature Worldwide Resources Ltd. holds 40% interest in DCON DigiPay Limited (“DCON Digipay”).

Loss from Continuing Operations

Loss from continuing operations decreased by $5.71 million from $6.70 million for the three months ended March 31, 2020 to $0.99 million for the same period of 2021 mainly due to a decrease in operating expenses, as discussed previously.

Gain on disposal of discontinued operations

Gain on disposal of discontinued operation was $0.35 million for the three months ended March 31, 2021, which was related with deregistered Chain Future Digital Tech (Beijing) Co., Ltd during the first quarter of 2021.

Loss per Share

Basic and diluted loss per share from continuing operations were $0.02 and $0.02 for the three months ended March 31, 2021, respectively, as compared to a loss of $0.20 and $0.20 for the same periods of 2020, respectively. Basic and diluted income per share attributable to discontinued operations was $0.01 and $0.01 for the three months ended March 31, 2021 respectively. Basic and diluted loss per share attributable to discontinued operations was $3.73 and $3.65 for the three months ended March 31, 2020 respectively.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $42.12 million, as compared to $9.79 million as of December 31, 2020. The increase in cash, cash equivalents and restricted cash was mainly due to financing from the issuance of shares of common stock.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was positive $44.81 million, as of March 31, 2021, an increase of $44.64 million from working capital of positive $0.18 million, as of March 31, 2020, mainly due to an increase in current assets and a decrease in current liabilities.

Net cash used in operating activities decreased by $0.89 million to $0.66 million for the three months ended March 31, 2021 from a cash inflow of $1.56 million for the same period of the last fiscal year. The increase in net cash used by operating activities was primarily due to an decrease in net loss from continuing operations during the first quarter of 2021.

Net cash used in investing activities was increased $9,263 compare with the three months ended March 31, 2021 and March 31, 2020.

Net cash provided in financing activities for the three months ended March 31, 2021 was $33.26 million representing an increase of $32.52 million, as compared to cash provided by financing activities of $0.74 million during the three months ended March 31, 2020. The increase in cash provided by financing activities was mainly due to financing from the issuance of shares of common stock.

Off-balance sheet arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal interim financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the three months ended March 31, 2021 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

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
Shanchun Huang
Chief Executive Officer
(Principal Executive Officer)

May 17, 2021

By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 17, 2021