Form 10-Q
period 2021-06-30
Future FinTech Group Inc.
filed 2021-08-16
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Class	Outstanding at August 13, 2021
Common Stock, $0.001 par value per share	70,067,147

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
		(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$72,016,338	$9,787,989
Accounts receivable, net	2,197,937	-
Advances to suppliers and other current assets	286,787	257,933
Loan receivables	5,409,669	5,355,944
Other receivables, net	344,426	81,972
Assets related to discontinued operations	155	19,737
TOTAL CURRENT ASSETS	$80,255,312	$15,503,575

Property, plant and equipment, net	$41,256	$13,981
Right of Use Assets	204,359	291,379
Intangible assets	39,123	41,214
Amounts due from related parties	364,720	81,563
TOTAL NON-CURRENT ASSETS	$649,458	$428,137
TOTAL ASSETS	$80,904,770	$15,931,712

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$1,068,204	$250,364
Accrued expenses and other payables	1,614,240	2,469,102
Advances from customers	29,171	28,962
Convertible note payables	-	1,163,146
Loan payables	445,936	394,848
Lease liability-current	188,164	180,803
Liabilities related to discontinued operations	-	165,216
TOTAL CURRENT LIABILITIES	$3,345,715	$4,652,441

NON-CURRENT LIABILITIES
Lease liability-non-current	16,195	110,575
Amounts due to related parties	$1,209,961	$2,437,555
TOTAL NON-CURRENT LIABILITIES	1,226,156	2,548,130
TOTAL LIABILITIES	$4,571,871	$7,200,571
Commitments and contingencies (Note 14)
STOCKHOLDER’S EQUITY

Future FinTech Group, Inc, Stockholders’ equity
Common stock, $0.001 par value; 300,000,000 shares authorized; 65,321,192 shares and 50,053,606 shares issued and outstanding as of June 30, 2021 and December 31, 2020 respectively	$65,321	$50,053
Additional paid-in capital	202,266,182	133,510,862
Accumulated deficits	(125,585,088)	(124,384,301)
Accumulated other comprehensive loss	(366,057)	(398,014)
Total Future FinTech Group, Inc. stockholders’ equity	76,380,358	8,778,600
Non-controlling interests	(47,459)	(47,459)
Total stockholders’ equity	76,332,899	8,731,141
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,904,770	$15,931,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020*	2021	2020*
Revenue	$1,941,582	$113,687	$1,948,195	$313,638
Cost of goods sold	1,870,227	9,359	1,876,250	9,872
Gross profit	71,355	104,328	71,945	303,766

Operating Expenses
General and administrative expenses	594,384	309,825	2,194,184	2,193,203
Selling expenses	10,090	7,693	23,035	20,474
(Recovery) Provision of doubtful debts	(36)	230,255	(18,329)	4,433,309
Total operating expenses	604,438	547,773	2,198,890	6,646,986

Loss from operations	(533,083)	(443,445)	(2,126,945)	(6,343,220)

Other (expenses) income
Interest income	153,411	51	290,877	166
Interest expenses	-	(26,650)	(3,913)	(53,787)
Loss on debt settlement and conversion	-	(297,639)	-	(616,476)
Other (expenses) income, net	(2,229)	16,748	482,701	(502,258)
Total other income (expenses), net	151,182	(307,490)	769,665	(1,172,355)

Loss from Continuing Operations before Income Tax	(381,901)	(750,935)	(1,357,280)	(7,515,575)
Income tax provision	-	-	-	-
Loss from Continuing Operations	(381,901)	(750,935)	(1,357,280)	(7,515,575)

Discontinued Operations (Note 12)
Gain (loss) on disposal of discontinued operations	(21,577)	-	156,493	123,688,874
Income (loss) from discontinued operations	-	(84,045)	-	(120,420)

NET INCOME (LOSS)	(403,478)	(834,980)	(1,200,787)	116,052,879
Less: Net Loss attributable to non-controlling interests	-	-	-	(62)
Net income(loss) from discontinued operations attributable to Future Fintech Group, Inc.	$(403,478)	$(834,980)	$(1,200,787)	$116,052,941
Other comprehensive income (loss)
Income (loss) from continued operations	(381,901)	(750,935)	(1,357,280)	(7,515,575)
Foreign currency translation – continued operations	(36,150)	(83,062)	31,967	1,459,620
Comprehensive income (loss) - continued operation	(418,051)	(833,997)	(1,325,313)	(6,055,955)
Income (loss) from discontinued operations	(21,577)	(84,045)	156,493	123,568,454
Foreign currency translation – discontinued operations	(8,138)	(93)	(10)	(10,781,302)
Comprehensive income (loss) - discontinued operation	(29,715)	(84,138)	156,483	112,787,152
Comprehensive Income (Loss)	(447,766)	(918,135)	(1,168,830)	106,731,197
Less: Net loss attributable to non-controlling interests	-	-	-	(62)
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	(447,766)	(918,135)	(1,168,830)	106,731,259

Earnings per share:
Basic earnings per share from continued operation	$(0.01)	$(0.02)	$(0.02)	$(0.21)
Basic earnings per share from discontinued operation	-	-	-	3.45
	$(0.01)	(0.02)	$(0.02)	$3.24

Diluted Earnings per share:
Diluted earnings per share from continued operation	$(0.01)	(0.02)	$(0.02)	$(0.21)
Diluted earnings per share from discontinued operation	-	-	-	3.38
	$(0.01)	(0.02)	$(0.02)	$3.17
Weighted average number of shares outstanding
Basic	53,798,156	33,334,888	54,324,447	35,867,188
Diluted	54,355,947	34,004,411	54,882,238	36,536,711

*	Reclassification- certain reclassifications have been made to the financial statements for the period ended June 30, 2020 to conform to the presentation for the period ended June 30, 2021, with no effect on previously reported net income (loss).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Future Fintech Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months ended June 30, 2020

	Common Stock		Additional paid-in	Retained	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	earnings	income	interests	Total
Balance at March 31, 2020	38,140,415	$38,140	$109,793,334	$(96,426,691)	$3,750,881	$(2,088,945)	$15,066,719
Issuance of common stocks for conversion of debts	353,648	354	562,521	-	-	-	562,875
Net income from continued operations	-	-	-	(750,935)	-	-	(750,935)
Net income from discontinued operations	-	-	-	(84,045)	-	-	(84,045)
Foreign currency translation adjustment	-	-	-	-	(83,062)	-	(83,062)
Disposal of discontinued operation	-	-	-	-	(93)	-	(93)
Balance at June 30, 2020	38,494,063	$38,494	$110,355,855	$(97,261,671)	$3,667,726	$(2,088,945)	$14,711,459

Three Months ended June 30, 2021

	Common Stock		Additional paid-in	Retained	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	earnings	income	interests	Total
Balance at March 30, 2021	59,583,486	$59,583	$169,891,428	$(125,181,610)	$(321,769)	$(47,459)	$44,400,173
Issuance of common stocks - cash	5,737,706	5,738	32,374,754	-	-	-	32,380,492
Net income from continued operations	-	-	-	(381,901)	-	-	(381,901)
Net income from discontinued operations	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(36,150)	-	(36,150)
Disposal of discontinued operation	-	-	-	(21,577)	(8,138)	-	(29,715)
Balance at June 30, 2021	65,321,192	$65,321	$202,266,182	$(125,585,088)	$(366,057)	$(47,459)	$76,332,899

Six Months ended June 30, 2020

	Common Stock		Additional paid-in	Retained	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	earnings	income	interests	Total
Balance at December 31, 2019	33,810,416	$33,810	$107,852,827	$(213,314,612)	$12,989,408	$4,361,361	$(88,077,206)
Issuance of common stocks - cash	933,647	934	1,315,778	-	-	-	1,316,712
Net income from continued operations	-	-	-	(7,515,513)	-	(62)	(7,515,575)
Net income from discontinued operations	-	-	-	(120,420)	-	-	(120,420)
Share-based payments-service	3,750,000	3,750	1,187,250	-	-	-	1,191,000
Foreign currency translation adjustment	-	-	-	-	1,459,620	-	1,459,620
Disposal of discontinued operation	-	-	-	123,688,874	(10,781,302)	(6,450,244)	106,457,328
Balance at June 30, 2020	38,494,063	$38,494	$110,355,855	$(97,261,671)	$3,667,726	$(2,088,945)	$14,711,459

Six Months ended June 30, 2021

	Common Stock		Additional paid-in	Retained	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	earnings	income	interests	Total
Balance at December 31, 2020	50,053,606	$50,053	$133,510,862	$(124,384,301)	$(398,014)	$(47,459)	$8,731,141
Issuance of common stocks - cash	15,267,586	15,268	67,862,070	-	-	-	67,877,338
Net income from continued operations	-	-	-	(1,357,280)	-	-	(1,357,280)
Net income from discontinued operations	-	-	-	-	-	-	-
Share-based payments-service	-	-	893,250	-	-	-	893,250
Foreign currency translation adjustment	-	-	-	-	31,967	-	31,967
Disposal of discontinued operation	-	-	-	156,493	(10)	-	156,483
Balance at June 30, 2021	65,321,192	$65,321	$202,266,182	$(125,585,088)	$(366,057)	$(47,459)	$76,332,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,200,787)	$116,052,879
Net income from discontinued operation	156,493	123,568,454
Net loss from continuing operations	(1,357,280)	(7,515,575)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,088	849
Amortization	2,500	32,945
(Recovery) Provision of doubtful debts	(18,329)	4,433,309
Share-based payments	893,250	1,191,000
Interest expenses related to convertible note	(96,691)	-
Changes in operating assets and liabilities
Accounts receivable	(2,197,937)	4,490
Inventory	-	550
Other receivable	(247,002)	(207,994)
Advances to suppliers and other current assets	(25,779)	1,523,010
Accounts payable	813,853	(2,564)
Due to related parties	-	-
Accrued expenses	(758,172)	(901,096)
Advances from customers	209	(276,732)
Net Cash Used in Operating Activities – Discontinued Operations	(2,987,290)	(1,717,808)
Net Cash Used in Operating Activities – Continued Operations	10,849	(35,693)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(16,589)	-
Payment for Loan receivable	-	(206,512)
Additions to property, plant and equipment	-	(1,836,288)
Net Cash Used in Investing Activities from Discontinued Operations	(16,589)	(2,042,800)
Net Cash Used in Investing Activities from Continuing Operations	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of issuance costs	67,877,338	500,000
Proceeds from amounts due from related parties, net	178,392	397,937
Repayments of related party loan	(1,249,758)	-
Proceeds from loan payable		211,876
Proceeds from secured convertible promissory note	-	1,203,527
Repayment of convertible payable	(1,163,146)	-
Repayment of loans payable	(122,926)	-
Net cash provided by financing activities	65,519,900	2,313,340

Effect of change in exchange rate	(298,521)	1,528,368

NET INCREASE IN CASH AND CASH EQUIVALENTS	62,228,349	45,407
Cash and cash equivalents, beginning of period	9,787,989	530,896
Cash and cash equivalents, end of period	72,016,338	576,303
Less: Cash and cash equivalents from the discontinued operations, end of period	-	(29,765)
Cash and cash equivalents, from the continuing operations end of period	$72,016,338	$546,538

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Issuance of common stocks for conversion of debts	$-	$700,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CORPORATE INFORMATION

Future FinTech Group Inc. (the “Company”) is a holding company incorporated under the laws of the State of Florida. The main business of the Company includes an online shopping platform, Chain Cloud Mall (CCM, website: http://gksharedmall.com/), which is based on blockchain technology; supply chain financing and services; a blockchain-based application incubator; and technical service and support for blockchain based assets and their operating entities; and the application and development of blockchain-based e-commerce technology and financial technology. Prior to 2019, the Company engaged in the production and sales of fruit juice concentrates, fruit juice beverages and other fruit-related products in the People’s Republic of China (“PRC”, or “China”), and overseas markets. Due to the drastically increased production cost and tightened environmental law in China, the Company has transformed its business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology and financial technology services.

On July 22, 2020, the Company established Future Commercial Management (Beijing) Co., Ltd. Its business includes management and consulting services.

On May 11, 2021, the Company established Future Supply (Chengdu) Co., Ltd. Its business is coal supply chain financing and trading.

On May 21, 2021, the Company established Future Big Data (Chengdu) Co., Ltd. in Chengdu, China. Its business includes big data technology and industrial internet data services.

On June 8, 2021, the Company established Tianjin Future Private Equity Fund Management Partnership (Ltd Partnership) in Tianjin, China. Its business is mainly external equity investment.

June 14, 2021, the Company established Future FinTech Labs Inc. in New York to serve as its global R&D and technical support center.

On June 24, 2021, the Company established FTFT Capital Investments L.L.C. in Dubai, United Arab Emirates. Its business is to serve institutional investors and high net worth individuals.

On August 2, 2021, the Company incorporated FTFT UK Limited in United Kingdom as serve as its operating base to develop fintech business in Europe.

The Company’s activities are principally conducted by its subsidiaries and its blockchain based e-commerce platform is conducted through its Variable Interest Entity (“VIE”) in the PRC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2021 and the results of operations and cash flows for the periods ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three to six months ended June 30, 2021 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2021. The balance sheet of December 31, 2020 has been derived from the audited financial statements at that date.

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

In addition, Company’s Huludao Wonder operation, a subsidiary which produces concentrated apple juice, suffered continued operating losses from 2014 to 2016 and its cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with ASC 205-20, the Company presented the operating results from Huludao Wonder as a discontinued operation.

On March 11, 2020, the Company’s Board of Directors passed a resolution to sell the operation of Future Supply Chain limited and Zhonglian Hengxin Assets Management Co., Ltd (“Zhonglian Hengxin”) and close the operation of Digital Online Marketing Limited, SkyPeople Foods Holding Ltd. and Chain Future Digital Tech (Beijing) Co., Ltd. On March 18, 2021, Chain Future Digital Tech (Beijing) Co., Ltd. was dissolved and deregistered with local government.

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

On April 19, 2021, FT Commercial Management (Beijing) Co., Ltd was dissolved and deregistered with local government.

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

As the Company classified the juice related operation into discontinued operation in the beginning of year 2019, and in accordance with the Company’s new business strategy, the Company classified business segment into CCM Shopping Mall Membership, sales of goods, coal supply chain financing and trading and others.

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

Three Months ended June 30, 2021:

	Income	Share	Pre-share amount

Loss from continuing operations	$(381,901)	53,798,156	$(0.01)
Income from discontinuing operations	$(21,577)	53,798,156	$-

Basic EPS:
Loss available to common stockholders from continuing operations	$(381,901)	53,798,156	$(0.01)
Income available to common stockholders from discontinuing operations	$(21,577)	53,798,156	$-

Dilutive EPS:

Warrants	-	557,791	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(381,901)	54,355,947	$(0.01)
Diluted Earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$(21,577)	54,355,947	$-

Three Months ended June 30, 2020:

	Income	Share	Pre-share amount

Loss from continuing operations	$(750,935)	33,334,888	$(0.02)
Income from discontinuing operations	$(84,045)	33,334,888	$-

Basic EPS:
Loss available to common stockholders from continuing operations	$(750,935)	33,334,888	$(0.02)
Income available to common stockholders from discontinuing operations	$(84,045)	33,334,888	$-

Dilutive EPS:

Warrants	-	669,523	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(750,935)	34,004,411	$(0.02)
Diluted Earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$(84,045)	34,004,411	$-

For the six months ended June 30, 2021:

	Income	Share	Pre-share amount

Loss from continuing operations	$(1,357,280)	54,324,447	$(0.02)
Income from discontinuing operations	$156,493	54,324,447	$-

Basic EPS:
Loss available to common stockholders from continuing operations	$(1,357,280)	54,324,447	$(0.02)
Income available to common stockholders from discontinuing operations	$156,493	54,324,447	$-

Dilutive EPS:

Warrants	-	557,791	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(1,357,280)	54,882,238	$(0.02)
Diluted Earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$156,493	54,882,238	$-

For the six months ended June 30, 2020:

	Income	Share	Pre-share amount

Loss from continuing operations	$(7,515,575)	35,867,188	$(0.21)
Income from discontinuing operations	$123,568,454	35,867,188	$3.45

Basic EPS:
Loss available to common stockholders from continuing operations	$(7,515,575)	35,867,188	$(0.21)
Income available to common stockholders from discontinuing operations	$123,568,454	35,867,188	$3.45

Dilutive EPS:

Warrants	-	669,523	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(7,515,575)	36,536,711	$(0.21)
Diluted Earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$123,568,454	36,536,711	$3.38

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

The Company has assessed its accounts receivable including credit term and corresponding all its accounts receivables in June 2021. Upon such credit terms, bad debt expense was $18,329 and $4.4 million during the six months ended June 30, 2021 and 2020, respectively. There is no accounts receivable balance overdue for over 90 days as of June 30, 2021 and December 31, 2020

Inventories

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

Revenue recognitions are as follows:

Online sales and Membership fee:

The Company recognizes the sale of goods 15 days after the products are shipped (after the 15 days return policy). The revenue from the membership fee is amortized over the lifetime of the membership, which is one year. For the merchandise gift package, revenue is recognized when the receipt of the gift package is confirmed by the members. Other revenues include revenues earned on net basis from sales of certain products on our platform. During the second quarter of 2021, the Company has transformed its member based business model to sales agent based business model for its online shopping mall.

Sales of Coals

The Company recognize revenue when the receipt of merchandise is confirmed by the customers, which is the point that the title of the goods is transferred to the customer.

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

Depreciation expense included in general and administration expenses for the six months ended June 30, 2021 and 2020 was $4,088 and $849, respectively. Depreciation expense included in cost of sales for the six months ended June 30, 2021 and 2020 was nil, respectively.

Intangible Assets

Acquired intangible assets are recognized based on their cost to the Company, which generally includes the transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the Company’s book. These assets are amortized over their useful lives if the assets are deemed to have a finite life and they are reviewed for impairment by testing for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The fair value of an intangible asset is the amount that would be determined if the entity used the assumptions that market participants would use if they were pricing the intangible asset. The useful life of the Company’s intangible assets is ten years, which is determined by using the time period that an intangible is estimated to contribute directly or indirectly to a Company’s future cash flows.

Foreign Currency and Other Comprehensive Income (Loss)

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency; however, the reporting currency of the Company is the USD. Assets and liabilities of the Company’s foreign subsidiaries have been translated into USD using the exchange rate at the balance sheet dates, while equity accounts are translated using historical exchange rate. The exchange rate we used to convert RMB to USD was 6.46 and 6.52 at the balance sheet dates of June 30, 2021 and December 31, 2020, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert RMB to USD were 6.47 and 7.03 for six months ended June 30, 2021 and 2020, respectively. Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

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

Convertible notes

The Company accounts for its convertible notes at issuance by allocating the proceeds received from a convertible note among freestanding instruments according to ASC 470, Debt, based upon their relative fair values. The fair value of debt and common stock is determined based on the closing price of the common stock on the date of the transaction. Convertible notes are subsequently carried at amortized cost. Each convertible note is analyzed for the existence of a beneficial conversion feature (“BCF”), defined as the fair value of the common stock at the commitment date for the convertible note, less the effective conversion price. No BCF was recognized for the convertible notes issued during June 30, 2021 and 2020.

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

E-commerce Tianjin was incorporated by Mr. Zeyao Xue and Mr. Kai Xu solely for the purpose of holding the operation license of the Chain Cloud Mall System. Mr. Zeyao Xue is a major shareholder of the Company and the son of Mr. Yongke Xue, the President of the Company. Mr. Kai Xu was the Chief Operating Officer of the Company and currently is the Deputy General Manager of FT Commercial Group Ltd., a wholly owned subsidiary of the Company.

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

4)

Exclusive Operation and Use Rights Authorization letter which authorizes Chain Cloud Mall E-commerce (Tianjin) Co., Ltd, to exclusively operate and use the Chain Cloud Mall System and the authorization period is the same as the term of the Exclusive Technology Consulting and Service Agreement entered into by and between Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd. and Cloud Chain Mall E-commerce (Tianjin) Co., Ltd. dated July 31, 2019.

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

3. LOAN RECEIVABLES

As of June 30, 2021, the balance of loan receivables was $5.41 million, which was from Shenzhen Tiantian Haodian Technology Co., Ltd. (“Tiantian Haodian”). On June 28, 2020, GuangChengJi (Shanghai) Industrial Co., Ltd. (“Guangchengji”), a wholly owned subsidiary of Future FinTech (Hong Kong) Limited, entered into a “Loan Agreement” with Tiantian Haodian. Pursuant to the Loan Agreement, Guangchengji loaned up to the amount of RMB 35 million (approximately $5.41 million) with Tiantian Haodian at the annual interest rate of 10% from June 28, 2020 to December 27, 2021.

4. LEASES

The Company’s noncancelable operating leases consist of leases for office space. The Company is the lessee under the terms of the operating leases. For the six months ended June 30, 2021, the operating lease cost was $0.20 million.

The Company’s operating leases have remaining lease terms that range from approximately one year to two years. As of June 30, 2021, the weighted average remaining lease term and weighted average discount rate were 1.08 years and 6%, respectively.

Maturities of lease liabilities were as follows:

Operating
As of June 30,	Lease
From July 1, 2021 to June 30, 2022	$195,307
From July 1, 2022 to June 31, 2022	16,276
Total	$211,583
Less: amounts representing interest	$7,224
Present Value of future minimum lease payments	204,359
Less: Current obligations	188,164
Long term obligations	$16,195

5. LOAN PAYABLES

As of June 30, 2021, loan payables were $0.44 million, which consisted of the loan payable of $0.19 million to Shaanxi Entai Bio-Technology Co., Ltd., loan payable $0.01 million to Shenzhen Wangjv Trading Co., Ltd., and loan payable of $0.25 million to seven individuals.

The loan from Shaanxi Entai Bio-Technology Co., Ltd of $0.18 million was interest free and has no assets pledged for this loan.

On June 15, 2020, the Company entered into a loan agreement with Shenzhen Wangjv Trading Co., Ltd. Pursuant to the loan agreement, the Company borrowed $0.23 million from Shenzhen Wangjv Trading Co., Ltd. at the annual interest rate of 8% with the term of 1 year for the use of working capital. On July 6, 2020, the Company repaid $0.22 million to Shenzhen Wangjv Trading Co., Ltd.

During the third quarter of 2020, the Company entered into a series of interest free loan agreements with seven individuals, borrowing $0.37 million for working capital. The repayment term is one year. The Company repaid $0.12 million to two individual lenders, Yinyang Chen and Zhixing Pan.

6. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables were consisted of the followings:

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Legal fee and other professionals	$36,154	$457,276
Wages and employee reimbursement	301,864	289,815
Suppliers	1,186,991	1,548,556
Accruals	89,231	173,455
Total	$1,614,240	$2,469,102

7. CONVERTIBLE NOTES PAYABLE

As of June 30, 2021 and December 31, 2020, convertible debt consisted of the following:

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Beginning	$1,163,146	$957,990
Addition	-	905,392
Payment	(1,163,146)	-
Conversion	-	(700,236)
Balance	$-	$1,163,146

8. RELATED PARTY TRANSACTION

As of June 30, 2021, the amounts due to the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Yongke Xue	$33,900	President of the Company	Loan payable
Wei Cheng Pan	193,495	Legal representative of Guangchengji and Chief Strategy Officer of the Company	Loan payable
Shaanxi Fu Chen Venture Capital Management Co. Ltd. (“Shaanxi Fu Chen”)	92,487	Two outside shareholders of the Company who are also the shareholders of Shaanxi Fu Chen	Other payables
Zhi Yan	243,742	General Manager of a subsidiary of the Company	Accrued expenses
Jing Chen	18,686	Vice president of the Company	Accrued expenses
Shenzhen TianShunDa Equity Investment Fund Management Co., Ltd. (“TianShunDa”)	340,552	Shaanxi Fu Chen holds 70% interest of TianShunDa	Other payables
Reits (Beijing) Technology Co., Ltd	16,602	Zhi Yan is the legal representative of this company	Acquisition of intangibles upon the full completion of the online platform pursuant to an agreement originally entered between parties before Zhi Yan was the general manager of our subsidiary.
Shaanxi Chunlv Ecological Agriculture Co. Ltd.	254,507	Shaanxi Fu Chen Venture holds 80% interest of the company	Other payables
Kai Xu	12,738	Deputy General Manager of a subsidiary of the Company	Accrued expenses
Shaanxi Fuju Mining Co., Ltd	3,252	Shaanxi Fu Chen holds 80% interest of the company	Other payables
Total	$1,209,961

As of June 30, 2021, the amounts due from the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Shanchun Huang	123,836	Chief Executive Officer of the Company	Prepaid expenses*
Bin Wu	200,000	a shareholder of a subsidiary of the Company	Advance to pay for the incorporation costs of the establishment of the subsidiary in Dubai*
Zeyao Xue	34,172	Son of the President of the Company, a shareholder of the VIE of the Company and a major shareholder of the Company	Prepaid expenses *
Ming Yi	5,945	Chief Financial Officer of the Company	Prepaid expenses *
Yang Liu	767	Chief Operator Officer of the Company	Prepaid expenses *
Total	$364,720

*	The related party transactions have been approved by the Company’s Audit Committee.

9. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the six months ended June 30, 2021 and 2020. The effective income tax rate for the Company for both of the six months ended June 30, 2021 and 2020 were 0% and 0% respectively. Some of our subsidiaries generated income and we accrued income tax according to the Chinese corporate income tax rate, but some had a loss and no tax provision was made.

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

10. SHARE BASED COMPENSATION

Consulting Service Agreement

On January 25, 2020, the Company entered into a Consulting Service Agreement (the “Agreement”) with Dragon Investment Holding Limited (Malta) (the “Consultant”), a company incorporated in Malta, pursuant to which Consultant will: (i) help the Company to locate new merger projects globally, develop new merger strategy and provide the Company with at least five (5) merger and acquisition targets that have synergy with the Company’s business and development plans and could clearly contribute to the Company’s strategic goals each year; (ii) help the Company to map out new growth strategies in addition to its current business; (iii) work with the Company to explore new lines of business and associated growth strategies; and (iv) conduct market research and evaluating variable projects and providing feasibility studies per Company’s request from time to time. The term of the Agreement is three years. In consideration of the services to be provided by the Consultant to the Company, the Company agrees to pay the Consultant a three-year consulting fee totaling $3.0 million. The Company shall issue a total of 3,750,000 restricted shares of the Company Common Stock (the “Consultant Shares”) at a price of $0.794 per share, (the closing price of the Agreement date), as the payment for the above mentioned consultant fee to the Consultant. On February 23, 2020, the Company issued the Consultant Shares pursuant to the Agreement, of which 1,500,000 shares were released to the Consultant immediately, 1,125,000 and 1,125,000 shares, respectively, will be held by the Company and released to the Consultant on January 25, 2021 and January 25, 2022 if this Agreement has not been terminated and there has been no breach of the Agreement by the Consultant at such time. If the second and/or third release of the shares mentioned above does not occur, such shares shall be returned to the Company as treasury shares. The shares contemplated in the Agreement were issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. For the year ended December 31, 2020, the Company recorded stock related compensation of $1.19 million, based on the stock closing price of $0.794 on the Agreement date, for the 1,500,000 shares which were released to the Consultant immediately upon issuance. On January 25, 2021, the Company recorded stock related compensation of $0.89 million, based on the stock closing price of $0.794 on the date of the Agreement, for the 1,125,000 shares which were released to the Consultant on January 25, 2021. The Company will recognize stock related compensation of $0.89 million for the 1,125,000 shares in the future if and when they are released to the Consultant pursuant to the Agreement.

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

The net proceeds offering were $7,338,500, after deducting underwriting discounts and commissions and other estimated offering expenses, and were received on December 29, 2020. The Company issued 4,210,530 shares of its Common Stock to the purchaser on December 29, 2020. During the three months ended March 31, 2021, the Investors Warrants to purchase an aggregate of 4,210,530 shares of common stock were fully exercised by the investors.

On January 11, 2021, the Company entered into a securities purchase agreement with certain purchasers identified on the signature page thereto, pursuant to which the Company sold to the purchasers in a registered direct offering, an aggregate of 3,000,000 share of its common stock, par value $0.001 per share at a purchase price of $5.00 per share, for aggregate net proceeds to the Company of $13,797,732, after deducting fees to the placement agent and other offering expenses payable by the Company. On January 13, 2021, the Company issued 3,000,000 shares of common stock pursuant to this Agreement.

On February 9, 2021, the Company entered into a securities purchase agreement with certain purchasers identified on the signature page thereto, pursuant to which the Company sold to the purchasers in a registered direct offering, an aggregate of 2,000,000 shares of its common stock, par value $0.001 per share at a purchase price of $5.95 per share, for aggregate net proceeds to the Company of $10,992,250, after deducting fees to the placement agent and other offering expenses payable by the Company. The Company issued 2,000,000 shares of common stock to the purchasers on February 11, 2021.

On April 1, 2021, the Company entered into a Securities Purchase Agreement with certain purchasers identified on the signature page thereto (the “Purchasers”), pursuant to which the Company sold to the Purchasers in a registered direct offering, an aggregate of 5,737,706 shares of its common stock, par value $0.001 per share at a purchase price of $6.10 per share, for aggregate net proceeds to the Company of approximately $32,380,492, after deducting fees to the placement agent and other offering expenses payable by the Company. The Company issued 5,737,706 shares of common stock to the purchasers on April 5, 2021.

On April 12, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers (the “Purchasers”), pursuant to which the Company offered and sold to the Purchasers, in a registered direct offering, an aggregate of 862,097 shares of common stock, par value $0.001 per share. In a concurrent private placement, the Company also issued to the each of the Purchasers a warrant to purchase one (1) share of the Company’s Common Stock for each share purchased under the Purchase Agreement, pursuant to that certain Common Stock Purchase Warrant, by and between the Company and each Purchaser (each, a “Warrant”, and collectively, the “Warrants”). The Warrants will be exercisable beginning on the six-months anniversary of the date of issuance at an initial exercise price of $5.20 per share and will expire on the five and a half year anniversary of the date of issuance.

During the six months ended June 30, 2021, the holders of the Warrants purchased an aggregate of 319,350 shares of common stock of the Company for $1,654,224, of which 1,230 shares of common stock were issued based upon cashless exercises.

12. DISCONTINUED OPERATIONS

HeDeTang HK

On September 18, 2019, SkyPeople Foods Holdings Limited (“SkyPeople Foods”) entered into a Share Transfer Agreement (the “Agreement”) with New Continent International Co., Ltd., (the “Buyer”) a company incorporated in the British Virgin Islands. Pursuant to the terms of the Agreement, the Buyer purchased 100% ownership of HeDeTang Holdings (HK) Ltd. (“HeDeTang HK”) from SkyPeople Foods, which value is primarily derived from HeDeTang HK’s wholly-owned subsidiary HeDeJiaChuan Holdings Co., Ltd. and 73.41% owned subsidiary SkyPeople Juice Group Co., Ltd., for a total price of RMB 600,000 (approximately $85,714) (the “Sale Transaction”). The Sale Transaction was closed on February 27, 2020. In accordance with ASC Topic 205, Presentation of Financial Statement Discontinued Operations (“ASC Topic 205”), the Company presented the operation results from HeDeTang HK’s and subsidiaries as a discontinued operation, as the Company believed that no continued cash flow would be generated by the discontinued component and that the Company would have no significant continuing involvement in the operations of the discontinued component. The total assets of HeDeTang HK were $106.85 million as of February 27, 2020 and the total liabilities of HeDeTang HK were $231.21 million as of February 27, 2020, resulting in a gain on disposal of $123.69 million. There was no income or loss from HeDeTang HK from January 1, 2020 to the close of the Sale Transaction.

The discontinued operation presented in the financial statement includes Huludao Wonder operation, a subsidiary which produced concentrated apple juice. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with ASC 205-20, the Company presented the operating results from Huludao Wonder as a discontinued operation, as the Company believed that no continued cash flow would be generated by the disposed component (Huludao Wonder) and that the Company would have no significant continuing involvement in the operation of the discontinued component. Management of the Company initiated a plan to sell the property located in Huludao in December 2016, and ceased the depreciation of the property in accordance with ASC 205-20. In accordance with the restructuring plan, the Company intended to transfer the concentrated fruit juice production equipment in Huludao Wonder to another subsidiary and to sell the land use right and facilities upon favorable circumstances. On February 27, 2020 pursuant to a Share Transfer Agreement entered into by SkyPeople Foods and New Continent International Co., Ltd. on September 18, 2019, the ownership of Huludao Wonder was transferred as a subsidiary of HeDeTang HK to New Continent International Co., Ltd.

On March 11, 2020, the Company’s Board of Directors passed a resolution to sell the operation of Future Supply Chain limited and Zhonglian Hengxin Assets Management Co., Ltd (“Zhonglian Hengxin”) and close the operation of Digital Online Marketing Limited, SkyPeople Foods Holding Ltd. and Chain Future Digital Tech (Beijing) Co., Ltd. On March 18, 2021, Chain Future Digital Tech (Beijing) Co., Ltd. was deregistered. Based on the disposal plan and in accordance with ASC 205-20, the Company presented the operating results from these operations as a discontinued operation. On October 31, 2020, the transfer of ownership of Future Supply Chain Limited and Zhonglian Hengxin was completed.

On July 24, 2020, the Company’s Board of Directors passed a resolution to sell the operation of Hedetang Farm Products Trading Markets (Mei County) Co., Ltd. and close the operation of Chain Cloud Mall Logistics Center (Shaanxi) Co., Ltd. On July 27,2020, Skypeople Foods Holdings Limited Company was dissolved; On July 28, 2020 Digital Online Marketing Limited was dissolved; On October 31, 2020, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited and Chain Cloud Mall Logistics Center (Shanxi) Co., Ltd. completed the transfer of their ownership of Hedetang Farm Products Trading Markets (Mei county) Co., Ltd.

On April 19, 2021, FT Commercial Management (Beijing) Co., Ltd was deregistered, resulting in a loss on disposal of $21,577.

Loss from discontinued operations for June 30, 2021 and 2020 was as follows:

	June 30,	June 30,
	2021	2020
REVENUES	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES:
General and administrative	-	139,614
Provision (Recovery) of doubtful debts	-	(19,745)
Total	-	119,869

OTHER INCOME (EXPENSE)
Interest income	-	22
Interest expenses	-	(32)
other income (expenses)	-	(541)
Total	-	(551)
Income (loss) from discontinued operations before income tax	-	(120,420)
Income tax provision	-	-
Income (loss) from discontinued operation before noncontrolling interest	$-	(120,420)
Loss on disposal of discontinued operations	-)	-
(INCOME) LOSS FROM DISCONTINUED OPERATION	$-	$(120,420)

The major components of assets and liabilities related to discontinued operations are summarized below:

	June 30, 2021	December 31, 2020
Cash	$-	$3,037
Property, plant and equipment, net	-	2,747
Other current assets		897
Amount due from related parties	155	13,056
Total assets related to discontinued operations	$155	19,737

Accrued expenses	$-	$10,341
Amount due to related parties	-	154,875
Total liabilities related to discontinued operations	$-	$165,216

13. SEGMENT REPORTING

In its operation of the business, management, including our chief operating decision maker, who is our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with GAAP. The Company operates in four segments starting in fiscal 2020: shared shopping mall membership fee, fruit related products, sales of goods and others. Our concentrated juice and juice beverages are primarily produced by the Company’s Jingyang factory. The operation of fruit related products is classified as discontinued operation as disclosed in Note 12. In 2021, the Company principally engages in coal supply chain financing and trading business.

In compliance with the Company’s business transformation strategy, membership fees from the shared shopping mall and sales of goods through the shared shopping mall platform started to generate the main revenues for the Company and became more and more important business sections of the Company from fiscal year 2019, while its traditional business section of seasonal fruit related products continued to shrink in fiscal year 2019. However, due the COVID-19 pandemic and restriction on large gatherings in China, which have made the promotion strategy for its online e-commerce platforms difficult to implement and the Company has experienced difficulties to subscribe new members for its online e-commerce platforms. Due to lack of new members, difficulties in retaining old customers and significant decrease of revenue in e-commerce business, the Company began to provide supply chain financing and services for coal mines and power generation plants to buy and sell coals.

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

Three Months ended June 30, 2021

	CCM Shopping Mall Membership	Coals supply chain financing/trading	Others	Total
Reportable segment revenue	$12	$3,288,688	$13	$3,288,713
Inter-segment loss	-	1,347,131	-	1,347,131
Revenue from external customers	$12	1,941,557	13	1,941,582
Segment gross profit	$12	$71,341	$2	$71,355

Three Months ended June 30, 2020

	CCM Shopping Mall Membership	Sales of Goods	Others	Total
Reportable segment revenue	$104,762	$1,853	$7,139	$113,754
Inter-segment loss	-	67	-	67
Revenue from external customers	$104,762	1,786	7,139	113,687
Segment gross profit	$100,803	$1,067	$2,458	$104,328

As of June 30, 2021:

	CCM Shopping Mall Membership	Coal supply chain financing/trading	Others	Total
Reportable segment revenue	$84	$3,288,688	$6,553	$3,295,325
Inter-segment loss	-	1,347,131	-	1,347,131
Revenue from external customers	$84	1,941,557	6,553	1,948,194
Segment gross profit	$84	$71,341	$520	$71,945

As of June 30, 2020:

	CCM Shopping Mall Membership	Sales of Goods	Others	Total
Reportable segment revenue	$303,647	$3,670	$7,139	$314,456
Inter-segment loss	-	818	-	818
Revenue from external customers	$303,647	2,852	7,139	313,638
Segment gross profit	$299,412	$1,897	$2,457	$303,766

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court”) on February 9, 2021 based on diversity of jurisdiction.  On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss.  FT Global argues that the Court should deny the Company’s motion to dismiss.  However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint.  On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan.  On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. On April 30, 2021, the Company served FT Global with its Initial Disclosures.  On May 6, 2021, FT Global served the Company with its Initial Disclosures.  On May 17, 2021, FT Global served the Company with its First Amended Initial Disclosures.  The Company will continue to vigorously defend the action against FT Global.

15. RISKS AND UNCERTAINTIES

Impact of COVID 19

In December 2019, a novel strain of coronavirus was reported and has spread throughout China and other parts of the world. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China.  Substantially all of our revenues are generated in China.  In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China were closed and all of the Company’s employees worked from home at the end of January until late March 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have negatively impacted our business. Our suppliers were negatively affected, and could continue to be negatively affected in their ability to supply and ship products to our customers in case of any resurgence of COVID-19. Our customers that have been negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase products and services from us, which may materially adversely impact our revenue. The business operations of the third parties’ stores on our e-commerce platform have been and could continue to be negatively impacted by the outbreak, which may in turn adversely affect the business of our platform as a whole as well as our financial condition and operating results. The outbreak has had and might continue to have disruption to our supply chain, logistics providers, customers or our marketing activities in case of any resurgence of COVID-19, which could materially adversely impact our business and results of operations. Some of our customers, contractors, suppliers and other business partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted. The Company’s promotion strategy of CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences. Although China has already begun to recover from the outbreak of COVID-19, the Chinese government still put a restriction on large gatherings. These restrictions made the promotion strategy for our online e-commerce platforms difficult to implement. The Company has experienced difficulties to subscribe new members for its online e-commerce platforms and has to transform its business model from member based platform to sales agent based platform during the second quarter of 2021.

The global economy has also been materially negatively affected by the COVID-19 and there is continued severe uncertainty about the duration and intensity of its impacts. The Chinese and global growth forecast is extremely uncertain, which would seriously affect customer spending on our online shopping malls.

While the potential economic impact brought by, and the duration of COVID-19 and its new variants may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and its new variants could materially affect our business and the value of our common stock.

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

16. SUBSEQUENT EVENTS

On July 7, 2021, the Company filed a Form S-8 to register the shares of Common Stock under the Company’s 2020 Omnibus Equity Plan (the “Equity Plan”). The Board of Directors of the Company approved and adopted the Equity Plan on October 27, 2020, which was approved by the shareholders at the Company’s annual shareholders meeting on December 18, 2021. The total aggregate shares of common stock authorized for issuance during the term of the Equity Plan is limited to 5,000,000 shares.

On July 12, 2021 (the “Grant Date”), the Compensation Committee of the Board of Directors (the “Board”) of the Company granted 1,953,000 shares of common stock of the Company, par value $0.001 (the “Shares”), pursuant to the Company’s 2020 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries (the “Grantees”), including: 500,000 shares to Shanchun Huang, Chief Executive Officer of the Company; 300,000 shares to Yongke Xue, President of the Company; 20,000 shares to Ming Yi, Chief Financial Officer of the Company, and 40,000 shares to Yang Liu, Chief Operating Officer of the Company (collectively, the “Grants”). The Grants vested immediately on the Grant Date and each of the Grantees also entered into an Unrestricted Stock Award Agreement with the Company on July 12, 2021. As of the date of this report, the Shares have been issued to the Grantees.

On July 22, 2021, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $200,000,000.  The shelf registration statement has not been declared effective as of the date of this report.

On July 22, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain investors identified on the signature pages thereto (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in a private placement 548,799 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $2.83 per share for an aggregate offering price of $1,553,101 (the “Private Placement”). The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

Overview of Our Business

Future FinTech is a holding company incorporated under the laws of the State of Florida. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to a real-name blockchain based e-commerce platform and supply chain financing and service business. The main business of the Company includes an online shopping platform, Chain Cloud Mall (“CCM”), which is based on blockchain technology; supply chain financing and services; a blockchain-based application incubator; and technical service and support for blockchain based assets and their operating entities; and the application and development of blockchain-based e-commerce technology and financial technology services. The Company is also expanding into financial services. On August 6, 2021, the Company completed acquisition of 90% of the issued and outstanding shares of Nice Talent Asset Management Limited (“NTAM”), a Hong Kong-based asset management company, from Joy Rich Enterprises Limited (“Joy Rich”). NTAM is licensed under the Securities and Futures Commission of Hong Kong (“SFC”) to carry out regulated activities in Type 4: Advising on Securities and Type 9: Asset Management.

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

Based on blockchain technology, CCM is established to transform the relationship between companies and consumers from traditional selling and buying relationships to a value-sharing relationship. The platform will fairly distribute the benefit of the entire mall to users who engaged in the promotion, development, and consumption based on their contributions to the platform. The users of CCM are not only consumers and entrepreneurs but also participants, promoters and beneficiaries. The CCM shared shopping mall platform is designed to be a block-chain based shopping mall for merchants and goods, not the exchange of digital currencies, and it currently only accepts payment from credit cards, Alipay and WeChat.

Chain Cloud Mall is an enterprise and customer interactive and comprehensive shopping and sales service platform. It is an open network promotion system with a blockchain based anti-counterfeit system including referral point and discount points issuance and settlement. Such business model creates a completely new source of data traffic for enterprises on our platform.

Merchants on the Chain Cloud Mall issue their own blockchain points and anti-counterfeiting QR codes. Every product comes with unique anti-counterfeiting QR codes on the label. Customers collect the points issued by the merchants by scanning products with their mobile phones on the anti-counterfeiting QR code. These QR codes are generated by blockchain system of Chain Cloud Mall and provided to merchants. The successful collection of the merchant points confirms that the authentication of product from such enterprise. The Chain Cloud Mall records and provides Chain Cloud Mall points to its customers upon a successful product referral, which can be used as credit when making purchases on CCM. It incentivizes its customers to promote the platform and share the products with their social contacts, which in turn increases the sales through Chain Cloud Mall and helps the Company generate greater value.

The Company started its trial operation of NONOGIRL, a cross-border e-commerce platform, in March 2020 and formally launched it in July 2020. The cross-border e-commerce platform aimed to build a new s2b2c (supplier to business and consumer) outsourcing sales platform dominated by social media influencers. It was aimed at the growing female consumer market, with the ability to broadcast, short video, and all forms communication through the platform. It could also create a sales oriented sharing ecosystem with other major social media used by customers, etc. The Company’s promotion strategy previously mainly relied on the training of members and distributors through meetings and conferences. Due to the outbreak of COVID-19, the Chinese government put a restriction on large gatherings. These restrictions made the promotion strategy for our online e-commerce platforms difficult to implement and the Company has experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, in June 2021, the Company suspended its cross-border e-commerce platform (NONOGIRL). Also, during the second quarter of 2021, the Company has transformed its member-based business model of Chain Cloud Mall to sales agent based business model and began to provide supply chain financing and services for coal mines and power generation plants.

The Company currently has six direct wholly-owned subsidiaries: DigiPay FinTech Limited (“DigiPay”), a company incorporated under the laws of the British Virgin Islands, Future FinTech (Hong Kong) Limited, a company incorporated under the laws of Hong Kong, GlobalKey Shared Mall Limited, a company incorporated under the laws of Cayman Islands (“GlobalKey Shared Mall”), Tianjin Future Private Equity Fund Management Partnership( Limited Partnership), a company incorporated under the laws of China, FTFT UK Limited, a company incorporated under the laws of United Kingdom, and Future FinTech Labs Inc., a company incorporated under the laws of New York.

CCM Shopping Mall

Due to the lack of new member subscriptions caused by restrictions on our promotion strategy for the control of spread of COVID-19, we have transformed the CCM shopping mall to an “Enterprise Communication As A Service” or eCAAS platform. The eCAAS platform is entrusted by the 315 Consumer Protection Foundation to run its Responsible Brand Program.

315 Consumer Protection Foundation (the “Foundation”) will review and accept the companies to join its Responsible Brand Program. After acceptance, these companies are authorized to use 315 anti-counterfeiting label on their products and sell them on our eCAAS platform. The companies can also use sales agents to sell their products on our eCAAS platform and parties can negotiate the commission percentages for the products sold. Any new sales agent must be recommended by existing agents and pay a one-time fee to the eCAAS platform to be admitted as the authorized agent to provide sales agent services on the platform.

Sales of Goods

We have a unique real-name based blockchain e-commerce shopping platform that integrates blockchain, internet technology and distinguishes itself by utilizing the automatic value distribution system of the blockchain and sharing the value of the platform to all the participants in the system.

Our eCAAC platform has a value cycle system of online shopping mall with the real-name blockchain system with following characteristics:

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

4.

Building a high value community

Anti-counterfeiting technology plus the Company’s secondary data traffic platform have created great value for the merchants that have stores on our platform. By gathering all loyal customers to a merchant’s store, we can build a standard value community. With the common interest, the value community of a merchants can form a self-organizing system with customer groups to maximize the interests of such merchant. The anti-counterfeiting technology, combined with the company’s secondary data traffic platform, has created great value for merchants who set up shop on our platform. By gathering all our loyal customers into one merchant’s store, we can build a standard value community. With common interests, the value community of merchants can form a self-organizing system with customer groups to maximize the interests of merchants.

Coal Supply Chain Financing and Trading

To carry out coal supply chain financing and trading business, we sign the supply and sales contracts with upstream coal mines and downstream end users, respectively, while the upstream supplier is responsible for the supply and transportation of coal to the end users’ designated freight yard. After the downstream end users issue relevant settlement documents, inspect and accept goods, we make payment to the upstream suppliers. The downstream end users shall pay us according to the payment terms under our contracts. At present, we only provide supply chain financing services the central government owned enterprises, local or state government owned enterprises or listed public companies and other customers with good credit rating.

Results of Operations

Comparison of Three Months ended June 30, 2021 and 2020:

Revenue

The following table presents our consolidated revenues for the three months ended June 30, 2021 and 2020, respectively:

	Three months ended June 30,		Change
	2021	2020	Amount	%
CCM Shopping Mall Membership	12	104,762	(104,750)	(99.99)%
Coal Supply Chain Financing/Trading	1,941,557	-	1,941,557	-
Sales of goods	-	1,786	(1,786)	100%
Others	13	7,139	(7,126)	(99.82)%
Total	$1,941,582	$113,687	$1,827,895	1607.83%

CCM Shopping Mall Membership fees decreased from $104,762 for the three months ended June 30, 2020 to $12 for the three months ended June 30, 2021 because there was no new member enrollment during the second quarter of 2021 and the Company has transformed its business model of CCM Shopping Mall from a member-based platform to a sales agent based eCAAC platform. Due to COVID-19 related restriction on large gathering for meetings and conference which primarily used by us before the pandemic for marketing and business development of new members, we were unable to attract new member enrollment during the three months ended June 30, 2021.

Coal Supply Chain Financing and Trading business increased from $0 for the three months ended June 30, 2020 to $1.9 million for the three months ended June 30, 2021. This is a new business that did not exist last year.

Sale of goods decreased from $1,786 for the three months ended June 30, 2020 to $0 for the three months ended June 30, 2021 as no sale of goods during the same period of 2021.

Other revenues decreased from $7,139 from three months ended June 30, 2020 to $13 for the three months ended June 30, 2021, mainly due to the service fee income during the three months ended June 30, 2020 and no such income during the same period of 2021.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended June 30, 2021 and 2020, respectively:

	Three months ended June 30,
	2021		2020
	Gross profit	Gross margin	Gross profit	Gross margin
CCM Shopping Mall Membership	12	100%	100,803	99.9%
Coal Supply Chain Financing/Trading	71,341	3.67%	-	-
Sales of goods	-	-	1,067	59.75%
Others	2	12.03%	2,457	34.42%
Total	$71,355	3.68%	$104,327	91.77%

Overall gross margin as a percentage of revenue was 3.68% for the three months ended June 30, 2021, a decrease of 88.09% compared to 91.77% for the same period of last fiscal year, mainly due to less revenues from the membership fee which has a much higher margin than that of sales of goods and coals.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended June 30, 2021 and 2020, respectively: (in thousands)

	June 30, 2021		June 30, 2020
	Amount	% of revenue	Amount	% of revenue
General and administrative	$594	30.61%	$310	273%
Selling expenses	10	0.52%	8	0.01%
Bad debt provision	-	-	230	0.20%
Total operating expenses	$604	31.13%	$548	0.48%

General and administrative expenses increased by $0.28 million, or 91.85%, from $0.31 million to $0.59 million for the three months ended June 30, 2021, compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly due to increased wage costs, office rent expenses and professional service fee during the three months ended June 30, 2021.

Selling expenses increased by $0.02 million during the three months ended June 30, 2021, compared to the same period of last fiscal year.

Write back of provision of doubtful debt was $0 for the three months ended June 30, 2021, decreased by $0.23 million comparing to the same period of the last fiscal year, mainly due to provision was made in 2020 due to the age of the account, and the age of the account in 2021 did not exceed the provision requirements.

Other (Expense) Income, Net

Other expenses, net decreased by $0.02 million to positive $0.02 million for the three months ended June 30, 2021 from negative $0.002 million in the same period of the last fiscal year.

Income Tax

We did not have tax provision for the three months ended June 30, 2021 and 2020, as the Company incurred losses in the second quarter of 2021 and 2020.

Non-controlling Interests

As of June 30, 2021, Shaanxi Chunlv Ecological Agriculture Co., Ltd. (“Shaanxi Chunlv”) holds 20.0% interest in Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited, Nature Worldwide Resources Ltd. holds 40% interest in DCON DigiPay Limited (“DCON Digipay”), Bin Wu and Lixiong Huang holds 25% and 20% interest in FTFT Capital Investments L.L.C.

Loss from Continuing Operations

Loss from continuing operations decreased by $0.37 million from $0.75 million for the three months ended June 30, 2020 to $0.38 million for the same period of 2021 mainly due to the debt repayment with shares during the three months ended June 30, 2020 and no such expense during the same period of 2021.

Loss on disposal of discontinued operations

Loss on disposal of discontinued operation was $21,577 for the three months ended June 30, 2021, which was related to the dissolution and deregistration of FT Commercial Management (Beijing) Co., Ltd during the second quarter of 2021.

Comparison of Six Months Ended June 30, 2021 and 2020

Revenue

The following table presents our consolidated revenues for the six months ended June 30, 2021 and 2020, respectively:

	Six months ended June 30,		Change
	2021	2020	Amount	%
CCM Shopping Mall Membership	84	303,647	(303,563)	(99.97)%
Coal Supply Chain Financing/Trading	1,941,557	-	1,941,557	-
Sales of goods	-	2,852	(2,852)	100%
Others	6,554	7,139	(585)	(8.19)%
Total	$1,948,195	$313,638	$1,634,557	521.16%

CCM Shopping Mall Membership fees decreased from $303,647 for the six months ended June 30, 2020 to $84 for the six months ended June 30, 2021 because the Company had difficulties to enroll new members during the first half of 2021 and the Company has transformed its business model of CCM Shopping Mall from member-based platform to a sales agent based eCAAC platform during the second quarter of 2021. Due to the COVID-19 related restriction on large gathering for meetings and conference which primarily used by us before the pandemic for marketing and business development of new members, we were unable to attract more new members during first half of 2021.

Coal Supply Chain Financing and Trading business increased from $0 for the six months ended June 30, 2020 to $1.9 million for the six months ended June 30, 2021. This is a new business that did not exist last year.

Sale of goods decreased from $2,852 for the six months ended June 30, 2020 to $0 for the six months ended June 30, 2021 as no sale of goods.

Other revenues decreased from $7,139 for the six months ended June 30, 2020 to $6,554 for the six months ended June 30, 2021.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the six months ended June 30, 2021 and 2020, respectively:

	Six months ended June 30,
	2021		2020
	Gross profit	Gross margin	Gross profit	Gross margin
CCM Shopping Mall Membership	84	100%	299,412	98.61%
Coal Supply Chain Financing/Trading	71,341	3.67%	-	-
Sales of goods	-	-	1,897	66.51%
Others	520	7.93%	2,457	34.42%
Total	$71,945	3.69%	$303,766	96.85%

Overall gross margin as a percentage of revenue was 3.69% for the six months ended June 30, 2021, a decrease of 93.16% compared to 96.85% for the same period of last fiscal year, mainly due to less revenues from the membership fee which has a much higher margin than that of sales of goods and coals.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the six months ended June 30, 2021 and 2020, respectively: (in thousands)

	June 30, 2021		June 30, 2020
	Amount	% of revenue	Amount	% of revenue
General and administrative	$2,194	112.63%	$2,193	699.28%
Selling expenses	23	1.18%	20	6.53%
Bad debt provision	(18)	(0.94)%	4,433	1,413.51%
Total operating expenses	$2,199	112.87%	$6,646	2,119.32%

General and administrative expenses increased by $981, or 0.05%, from $2.193 million for the six months ended June 30, 2020 to $2.194 million for the six months ended June 30, 2021.

Selling expenses increased by $2,561 during the six months ended June 30, 2021, compared to the same period of last fiscal year.

Write back of provision of doubtful debt was $18,000 for the six months ended June 30, 2021, decreased by $4.45 million comparing to the same period of the last fiscal year. Write back of provision was for doubtful debts from subsidiaries that disposed during the six months ended June 30, 2020，but no such item in the six months ended June 30, 2021.

Other (Expense) Income, Net

Other expenses, net, decreased by $1.94 million to positive $0.77 million for the six months ended June 30, 2021 from negative $1.17 million in the same period of the last fiscal year, mainly due to debt repayment with shares during the six months ended June 30, 2020 and no such expense in the same period of 2021.

Income Tax

We did not have tax provision for the six months ended June 30, 2021 and 2020, as the Company incurred losses in the six months ended June 30, 2021 and 2020.

Non-controlling Interests

As of June 30, 2021, Shaanxi Chunlv Ecological Agriculture Co., Ltd. (“Shaanxi Chunlv”) holds 20.0% interest in Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited, Nature Worldwide Resources Ltd. holds 40% interest in DCON DigiPay Limited (“DCON Digipay”), Bin Wu and Lixiong Huang holds 25% and 20% interest in FTFT Capital Investments L.L.C.

Loss from Continuing Operations

Loss from continuing operations decreased by $6.16 million from $7.52 million for the six months ended June 30, 2020 to $1.36 million for the same period of 2021 mainly due to a decrease in operating expenses, as discussed above.

Gain on disposal of discontinued operations

Gain on disposal of discontinued operation was $0.16 million for the six months ended June 30, 2021, which was related to the dissolution and deregistration of FT Commercial Management (Beijing) Co., Ltd and Chain Future Digital Tech (Beijing) Co., Ltd during the six months ended June 30, 2021.

Loss per Share

Basic and diluted loss per share from continuing operations were $0.02 and $0.02 for the six months ended June 30, 2021, respectively, as compared to a loss of $0.21 and $0.21 for the same periods of 2020, respectively. Basic and diluted income per share attributable to discontinued operations was nil for the six months ended June 30, 2021 respectively. Basic and diluted loss per share attributable to discontinued operations was $3.45 and $3.38 for the six months ended June 30, 2020 respectively.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $72.01 million, as compared to $9.79 million as of December 31, 2020. The increase in cash, cash equivalents and restricted cash was mainly due to financing from the issuance of shares of common stock.

Our working capital has mainly been generated from financing activities of issuance of shares of common stock of the Company. Our working capital was positive $76.91 million, as of June 30, 2021, an increase of $78.22 million from working capital of negative $1.31 million, as of June 30, 2020, mainly due to an increase in current assets and a decrease in current liabilities.

Net cash used in operating activities increased by $1.27 million to $2.99 million for the six months ended June 30, 2021 from a cash inflow of $1.72 million for the same period of the last fiscal year. The increase in net cash used by operating activities was primarily due to an increase in accounts receivable during the six months ended June 30, 2021.

Net cash used in investing activities decreased by $2 million comparing the six months ended June 30, 2021 and June 30, 2020, mainly due to purchase of intangible assets in 2020.

Net cash provided in financing activities for the six months ended June 30, 2021 was $65.52 million representing an increase of $63.21 million, as compared to cash provided by financing activities of $2.31 million during the six months ended June 30, 2020. The increase in cash provided by financing activities was mainly due to financing from the issuance of shares of common stock.

Off-balance sheet arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal interim financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court) on February 9, 2021 based on diversity of jurisdiction.  On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss.  FT Global argues that the Court should deny the Company’s motion to dismiss.  However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint.  On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan.  On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. On April 30, 2021, the Company served FT Global with its Initial Disclosures.  On May 6, 2021, FT Global served the Company with its Initial Disclosures.  On May 17, 2021, FT Global served the Company with its First Amended Initial Disclosures.  The Company will continue to vigorously defend the action against FT Global.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the three months ended June 30, 2021 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith

+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTURE FINTECH GROUP INC.

By:	/s/ Shanchun Huang
Shanchun Huang
Chief Executive Officer
(Principal Executive Officer)

August 16, 2021

By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 16, 2021