Form 10-Q
period 2021-09-30
Future FinTech Group Inc.
filed 2021-11-17
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Class	Outstanding at November 16, 2021
Common Stock, $0.001 par value per share	70,067,147

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
		(Audited)
ASSETS

Current assets
Cash and cash equivalents	$52,968,840	$9,425,312
Accounts receivable, net	9,440,709	-
Advances to suppliers and other current assets	5,661,026	15,244
Loan receivables	6,308,385	-
Other receivables, net	1,815,206	81,972
Amount due from related party	354,666	32,066
Assets related to discontinued operations	23,901	6,041,846
Total current assets	$76,572,733	$15,596,440

Property, plant and equipment, net	$626,709	$2,679
Right of use assets	157,751	291,379
Intangible assets	37,723	41,214
Goodwill	16,727,897	-
Total non-current assets	$17,550,080	$335,272
Total assets	$94,122,813	$15,931,712

LIABILITIES

Current liabilities
Accounts payable	$1,211,121	$76
Accrued expenses and other payables	308,032	1,754,451
Advances from customers	2,844	28,962
Convertible note payables	-	1,163,146
Loan payables	185,031	183,911
Lease liability-current	157,751	180,803
Amounts due to related parties	574,318	1,523,551
Liabilities related to discontinued operations	996,799	2,255,096
Total current liabilities	$3,435,896	$7,089,996

Non-current liabilities
Lease liability-non-current	-	110,575
Deferred liabilities	$7,007,512	$-
Total non-current liabilities	7,007,512	110,575
Total liabilities	$10,443,408	$7,200,571
Commitments and contingencies (Note 23)
STOCKHOLDER’S EQUITY

Future FinTech Group, Inc, Stockholders’ equity
Common stock, $0.001 par value; 300,000,000 shares authorized; 70,067,147 shares and 50,053,606 shares issued and outstanding as of September 30, 2021 and December 31, 2020 respectively	$70,067	$50,053
Additional paid-in capital	220,523,246	133,510,862
Accumulated deficits	(135,895,273)	(124,384,301)
Accumulated other comprehensive loss	(787,184)	(398,014)
Total Future FinTech Group, Inc. stockholders’ equity	83,910,856	8,778,600
Non-controlling interests	(231,451)	(47,459)
Total stockholders’ equity	83,679,405	8,731,141
Total liabilities and stockholders’ equity	$94,122,813	$15,931,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020*	2021	2020*
Revenue	$11,745,027	$43,450	$12,503,894	$355,700
Cost of goods sold	10,761,943	13,394	12,064,511	23,451
Gross profit	983,084	30,056	439,383	332,249

Operating Expenses
General and administrative expenses	2,243,169	643,370	4,567,813	2,817,657
Stock compensation expense	5,487,930	-	5,487,930	-
Selling expenses	112,412	25,796	135,448	44,200
(Recovery) Provision for doubtful debts	-	52,706	(15,255)	243,022
Total operating expenses	7,843,511	721,872	10,175,936	3,104,879

Loss from operations	(6,860,427)	(691,816)	(9,736,553)	(2,772,630)

Other (expenses) income
Interest income	100,521	56	110,090	213
Interest expenses	-	(289,432)	(3,913)	(343,206)
Loss on debt settlement and conversion	-	(1,946,028)	-	(2,562,504)
Other (expenses) income, net	125,520	531,255	582,728	28,023
Total other income (expenses), net	226,041	(1,704,149)	688,905	(2,877,474)

Loss from Continuing Operations before Income Tax	(6,634,386)	(2,395,965)	(9,047,648)	(5,650,104)
Income tax provision	-	-	-	-
Loss from Continuing Operations	(6,634,386)	(2,395,965)	(9,047,648)	(5,650,104)

Discontinued Operations (Note 21)
Gain (loss) on disposal of discontinued operations	(3,679,447)	115,947	(3,523,652)	119,582,658
Income (loss) from discontinued operations	(180,344)	(158,909)	876,336	(318,602)

NET INCOME (LOSS)	(10,494,177)	(2,438,927)	(11,694,964)	113,613,952
Less: Net Loss attributable to non-controlling interests	(183,992)	62	(183,992)	-
Net income(loss) from discontinued operations attributable to Future Fintech Group, Inc.	$(10,310,185)	$(2,438,989)	$(11,510,972)	$113,613,952
Other comprehensive income (loss)
Income (loss) from continued operations	(6,634,386)	(2,395,965)	(9,047,648)	(5,650,104)
Foreign currency translation – continued operations	(554,495)	(229,938)	(457,339)	1,229,682
Comprehensive income (loss) - continued operation	(7,188,881)	(2,625,903)	(9,504,987)	(4,420,422)
Income (loss) from discontinued operations	(3,859,791)	(42,962)	(2,647,316)	119,264,056
Foreign currency translation – discontinued operations	133,368	93	68,169	(10,781,209)
Comprehensive income (loss) - discontinued operation	(3,726,423)	(42,869)	(2,579,147)	108,482,847
Comprehensive Income (Loss)	(10,915,304)	(2,668,772)	(12,084,134)	104,062,425
Less: Net loss attributable to non-controlling interests	(183,992)	62	(183,992)	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	(10,731,312)	(2,668,834)	(11,900,142)	104,062,425

Earnings per share:
Basic earnings per share from continued operation	$(0.10)	$(0.07)	$(0.14)	$(0.15)
Basic earnings per share from discontinued operation	(0.06)	-	(0.04)	3.22
	$(0.16)	(0.07)	$(0.18)	$3.07

Diluted Earnings per share:
Diluted earnings per share from continued operation	$(0.10)	(0.07)	$(0.14)	$(0.15)
Diluted earnings per share from discontinued operation	(0.06)	-	(0.04)	3.17
	$(0.16)	(0.07)	$(0.18)	$3.02
Weighted average number of shares outstanding
Basic	66,457,193	35,175,728	63,728,685	36,982,973
Diluted	67,014,984	35,845,251	64,286,476	37,652,496

*	Reclassification- certain reclassifications have been made to the financial statements for the period ended September 30, 2020 to conform to the presentation for the period ended September 30, 2021, with no effect on previously reported net income (loss).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Future Fintech Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months ended September 30, 2020

	Common Stock		Additional paid-in	Retained	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	earnings	income	interests	Total
Balance at June 30, 2020	38,494,063	$38,494	$110,355,855	$(97,261,671)	$3,667,726	$(2,088,945)	$14,711,459
Issuance of common stocks for conversion of debts	2,740,883	2,740	6,904,287	-	-	-	6,907,027
Issuance of common stocks-cash	724,599	725	919,276	-	-	-	920,001
Net income from continued operations	-	-	-	(2,396,027)	-	62	(2,395,965)
Net income from discontinued operations	-	-	-	(158,909)	-	-	(158,909)
Foreign currency translation adjustment	-	-	-	-	(229,938)	-	(229,938)
Disposal of discontinued operation	-	-	-	115,947	93	82,086	198,126
Balance at September 30, 2020	41,959,545	$41,959	$118,179,418	$(99,700,660)	$3,437,881	$(2,006,797)	$19,951,801

Three Months ended September 30, 2021

	Common Stock		Additional paid-in	Retained	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	earnings	income	interests	Total
Balance at June 30, 2021	65,321,192	$65,321	$202,266,182	$(125,585,088)	$(366,057)	$(47,459)	$76,332,899
Issuance of common stocks - cash	548,799	549	1,552,552	-	-	-	1,553,101
Issuance of common stocks-non cash	2,244,156	2,244	11,218,535	-	-	-	11,220,779
Net income from continued operations	-	-	-	(6,450,394)	-	(183,992)	(6,634,386)
Net income from discontinued operations	-	-	-	(180,344)	-	-	(180,344)
Share-based payments-omnibus equity plan	1,953,000	1,953	5,485,977	-	-	-	5,487,930
Foreign currency translation adjustment	-	-	-	-	(554,495)	-	(554,495)
Disposal of discontinued operation	-	-	-	(3,679,447)	133,368	-	(3,546,079)
Balance at September 30, 2021	70,067,147	$70,067	$220,523,246	$(135,895,273)	$(787,184)	$(231,451)	$83,679,405

Nine Months ended September 30, 2020

	Common Stock		Additional paid-in	Retained	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	earnings	income	interests	Total
Balance at December 31, 2019	33,810,416	$33,810	$107,852,827	$(213,314,612)	$12,989,408	$4,361,361	$(88,077,206)
Issuance of common stocks-conversion of debt	3,674,530	3,674	8,220,065	-	-	-	8,223,739
Issuance of common stocks - cash	724,599	725	919,276	-	-	-	920,001
Net income from continued operations	-	-	-	(5,650,104)	-	-	(5,650,104)
Net income from discontinued operations	-	-	-	(318,602)	-	-	(318,602)
Share-based payments-service	3,750,000	3,750	1,187,250	-	-	-	1,191,000
Foreign currency translation adjustment	-	-	-	-	1,229,682	-	1,229,682
Disposal of discontinued operation	-	-	-	119,582,658	(10,781,209)	(6,368,158)	102,433,291
Balance at September 30, 2020	41,959,545	$41,959	$118,179,418	$(99,700,660)	$3,437,881	$(2,006,797)	$19,951,801

Nine Months ended September 30, 2021

	Common Stock		Additional paid-in	Retained	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	earnings	income	interests	Total
Balance at December 31, 2020	50,053,606	$50,053	$133,510,862	$(124,384,301)	$(398,014)	$(47,459)	$8,731,141
Issuance of common stocks - cash	15,815,155	15,816	69,414,623	-	-	-	69,430,439
Issuance of common stocks-non cash	2,245,386	2,245	11,218,534	-	-	-	11,220,779
Net income from continued operations	-	-	-	(8,863,656)	-	(183,992)	(9,047,648)
Net income from discontinued operations	-	-	-	876,336	-	-	876,336
Share-based payments-service	-	-	893,250	-	-	-	893,250
Share-based payments-omnibus equity plan	1,953,000	1,953	5,485,977				5,487,930
Foreign currency translation adjustment	-	-	-	-	(457,339)	-	(457,339)
Disposal of discontinued operation	-	-	-	(3,523,652)	68,169	-	(3,455,483)
Balance at September 30, 2021	70,067,147	$70,067	$220,523,246	$(135,895,273)	$(787,184)	$(231,451)	$83,679,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,694,964)	$113,613,952
Net income from discontinued operation	(2,647,316)	119,264,056
Net loss from continuing operations	(9,047,648)	(5,650,104)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	14,018	1,073
Amortization	3,750	80,733
Provision for doubtful debts	(15,255)	243,022
Share-based payments	6,381,180	1,191,000
Interest expenses related to convertible note	(96,691)	-
Changes in operating assets and liabilities
Accounts receivable	(8,290,510)	-
Inventory	-	156
Other receivables	(1,690,100)	3,901,022
Advances to suppliers and other current assets	(5,642,045)	1,627,148
Accounts payable	1,211,045	439
Due to related parties	-	-
Accrued expenses	(1,398,587)	(688,037)
Advances from customers	(26,118)	(342,511)
Proceeds from amounts due from related parties, net	319,953	197,476
Repayment of amounts due to related parties, net	(1,535,238)	-
Net Cash Used in Operating Activities – Continued Operations	(19,812,246)	561,417
Net Cash Used in Operating Activities – Discontinued Operations	2,222,678	(9,543,323)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(614,720)	(2,944)
Additions to loan receivables	(6,308,385)	-
Acquisition of a subsidiary, net of cash	275,427	-
Disposal of a subsidiary, net of cash	(59,255)	-
Purchase of intangible assets	-	(1,860,606)
Net Cash Used in Investing Activities from Continued Operations	(6,706,933)	(1,863,550)
Net Cash Used in Investing Activities from Discontinuing Operations	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of issuance costs	69,430,439	920,001
Proceeds from loan payable		746,663
Proceeds from secured convertible promissory note	-	8,425,685
Repayment of convertible note payables	(1,163,146)	-
Net cash provided by financing activities	68,267,293	10,092,349

Effect of change in exchange rate	(426,748)	1,183,939

NET INCREASE IN CASH AND CASH EQUIVALENTS	43,544,044	430,832
Cash and cash equivalents, beginning of period	9,425,312	526,844
Cash and cash equivalents, end of period	52,969,356	957,676
Less: Cash and cash equivalents from the discontinued operations, end of period	516	933,822
Cash and cash equivalents, from the continuing operations end of period	$52,968,840	$23,854

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Issuance of common stocks (Note 9)	$11,220,779	$-
Deferred liabilities (Note 9)	7,007,512
Debt settlement by issuance of common stock		4,961,000
Issuance of common stocks for conversion of debts	-	700,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CORPORATE INFORMATION

Future FinTech Group Inc. (the “Company”) is a holding company incorporated under the laws of the State of Florida. The main business of the Company includes an online shopping platform, Chain Cloud Mall (CCM, website: http://gksharedmall.com/), which is based on blockchain technology; supply chain financing services and trading; a blockchain-based application incubator; and technical service and support for blockchain based assets and their operating entities; and the application and development of blockchain-based e-commerce technology and financial technology. Prior to 2019, the Company engaged in the production and sales of fruit juice concentrates, fruit juice beverages and other fruit-related products in the People’s Republic of China (“PRC”, or “China”), and overseas markets. Due to the drastically increased production cost and tightened environmental law in China, the Company has transformed its business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology, supply chain financing services and trading and financial technology services.

On July 22, 2020, the Company established Future Commercial Management (Beijing) Co., Ltd. Its business includes management and consulting services.

On May 11, 2021, the Company established Future Supply (Chengdu) Co., Ltd. Its business is coal supply chain financing services and trading.

On May 21, 2021, the Company established Future Big Data (Chengdu) Co., Ltd. in Chengdu, China. Its business includes big data technology and industrial internet data services.

On June 8, 2021, the Company established Tianjin Future Private Equity Fund Management Partnership (Limited Partnership) in Tianjin, China. Its business is mainly external equity investment.

June 14, 2021, the Company established Future FinTech Labs Inc. in New York to serve as its global R&D and technical support center.

On June 24, 2021, the Company established FTFT Capital Investments L.L.C. in Dubai, United Arab Emirates. Its business is to serve institutional investors and high net worth individuals.

On July 5, 2021, the Company established Future Fintech Digital Capital Management, LLC, in the State of Connecticut, which provides investment advisory services.

On August 2, 2021, the Company incorporated FTFT UK Limited in United Kingdom as serve as its operating base to develop fintech business in Europe.

On August 6, 2021, the Company acquired 90% equity interest of Nice Talent Asset Management Limited which mainly provides assets and wealth management services.

On August 11, 2021, the Company established Future Private Equity Fund Management (Hainan) Co., Ltd. Its business is investment fund management.

The Company’s business and operations are principally conducted by its subsidiaries and its blockchain based e-commerce platform business is conducted through its Variable Interest Entity (“VIE”) - Cloud Chain E-Commerce (Tianjin) Co., Ltd., formerly known as Chain Cloud Mall E-Commerce (Tianjin) Co., Ltd. (“E-Commerce Tianjin”) in the PRC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2021 and the results of operations and cash flows for the periods ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2021. The balance sheet of December 31, 2020 has been derived from the audited financial statements at that date.

Our contractual arrangements with our VIE and their respective shareholders allow us to (i) exercise effective control over our VIE, (ii) receive substantially all of the economic benefits of our VIE, and (iii) have an exclusive option to purchase all or part of the equity interests in our VIE when and to the extent permitted by PRC law.

As a result of our direct ownership in our wholly foreign-owned enterprise (“WFOE”) Cloud Chain Network and Technology (Tianjin) Co., Limited, formerly known as Chain Cloud Mall Network and Technology (Tianjin) Co., Limited (“CCM Tianjin”) and the contractual arrangements with our VIE, we are regarded as the primary beneficiary of our VIE, and we treat it and its subsidiaries as our consolidated affiliated entities under U.S. GAAP. We have consolidated the financial results of our VIE in our condensed consolidated financial statements in accordance with U.S. GAAP

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2020 as included in our Annual Report on Form 10-K.

Discontinued Operations

On February 27, 2020, SkyPeople Foods Holding Limited(the “Seller”) completed the transfer of its ownership of HeDeTang Holdings (HK) Ltd. (“HeDeTang HK”) to New Continent International Co., Ltd. (the “Buyer”), an unrelated third party and a company incorporated in the British Virgin Islands for a total price of RMB 0.6 million (approximately $85,714), pursuant to a Share Transfer Agreement entered into by the Seller and the Buyer on September 18, 2019 and approved at the special shareholders meeting of the Company on February 26, 2020. As the Company believed that no continued cash flow would be generated by the sold component, in accordance with ASC 205-20, the Company presented the operating results from Hedetang HK as discontinued operations within the accompanying consolidated financial statements.

In addition, Company’s Huludao Wonder operation, a subsidiary which produced concentrated apple juice, suffered continued operating losses from 2014 to 2016 and its cash flow was minimal for these three years. In December 2016, the Company established a winding-down plan to close this operation. Based on the restructuring plan and in accordance with ASC 205-20, the Company presented the operating results from Huludao Wonder as a discontinued operation.

On March 11, 2020, the Company’s Board of Directors passed a resolution to sell the operation of Future Supply Chain limited and Zhonglian Hengxin Assets Management Co., Ltd (“Zhonglian Hengxin”) and close the operation of Digital Online Marketing Limited, SkyPeople Foods Holding Limited. and Chain Future Digital Tech (Beijing) Co., Ltd. On March 18, 2021, Chain Future Digital Tech (Beijing) Co., Ltd. was dissolved and deregistered with local government.

On May 7, 2020, Future Business Management Co., Ltd. completed the transfer of its ownership of Zhonglian Hengxin Assets Management Co., Ltd to individual third party. On July 24, 2020, the Company’s Board of Directors passed a resolution to sell the operation of Hedetang Farm Products Trading Markets (Mei County) Co., Ltd. and close the operation of Chain Cloud Mall Logistics Center (Shaanxi) Co., Ltd. As a result, Skypeople Foods Holding Limited was dissolved on July 27, 2020; Digital Online Marketing Limited Company was deregistered on July 28, 2020; On October 31, 2020, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited and Chain Cloud Mall Logistics Center (Shanxi) Co., Ltd. completed the transfer of their ownership of Hedetang Farm Products Trading Markets (Mei country) Co., Ltd. to third parties.

On April 19, 2021, FT Commercial Management (Beijing) Co., Ltd. was dissolved and deregistered.

On August 2, 2021, the Company sold Guangchengji (Guangdong) Industrial Co., Ltd. to an unrelated third party.

On September 2, 2021, Future Supply Chain Co., Ltd. discontinued its operations.

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

As the Company classified the juice related operation into discontinued operation in the beginning of year 2019, and in accordance with the Company’s new business strategy, the Company classified business segment into CCM Shopping Mall Membership, sales of goods, asset management service, coal and aluminum ingots supply chain financing service and trading and others.

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

Three Months ended September 30, 2021:

	Income	Share	Pre-share amount

Loss from continuing operations	$(6,634,386)	66,457,193	$(0.10)
Income from discontinuing operations	$(3,859,791)	66,457,193	$(0.06)

Basic EPS:
Loss available to common stockholders from continuing operations	$(6,634,386)	66,457,193	$(0.10)
Income available to common stockholders from discontinuing operations	$(3,859,791)	66,457,193	$(0.06)

Dilutive EPS:

Warrants	-	557,791	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(6,634,386)	67,014,984	$(0.10)
Diluted Earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinuing operations	$(3,859,791)	67,014,984	$(0.06)

Three Months ended September 30, 2020:

	Income	Share	Pre-share amount

Loss from continuing operations	$(2,395,965)	35,175,728	$(0.07)
Income from discontinuing operations	$(42,962)	35,175,728	$-

Basic EPS:
Loss available to common stockholders from continuing operations	$(2,395,965)	35,175,728	$(0.07)
Income available to common stockholders from discontinuing operations	$(42,962)	35,175,728	$-

Dilutive EPS:

Warrants	-	669,523	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(2,395,965)	35,845,251	$(0.07)
Diluted Earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinuing operations.	$(42,962)	35,845,251	$-

For the nine months ended September 30, 2021:

	Income	Share	Pre-share amount

Loss from continuing operations	$(9,047,648)	63,728,685	$(0.14)
Income from discontinuing operations	$(2,647,316)	63,728,685	$(0.04)

Basic EPS:
Loss available to common stockholders from continuing operations	$(9,047,648)	63,728,685	$(0.14)
Income available to common stockholders from discontinuing operations	$(2,647,316)	63,728,685	$(0.04)

Dilutive EPS:

Warrants -		557,791	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(9,047,648)	64,286,476	$(0.14)
Diluted Earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinuing operations.	$(2,647,316)	64,286,476	$(0.04)

For the nine months ended September 30, 2020:

	Income	Share	Pre-share amount

Loss from continuing operations	$(5,650,104)	36,982,973	$(0.15)
Income from discontinuing operations	$119,264,056	36,982,973	$3.22

Basic EPS:
Loss available to common stockholders from continuing operations	$(5,650,104)	36,982,973	$(0.15)
Income available to common stockholders from discontinuing operations	$119,264,056	36,982,973	$3.22

Dilutive EPS:

Warrants	-	669,523	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(5,650,104)	37,652,496	$(0.15)
Diluted Earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinuing operations.	$119,264,056	37,652,496	$3.17

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

The Company has assessed its receivable including credit term and corresponding all its receivables in September 2021. Upon such credit terms, bad debt expense was $(15,255) and $0.24 million during the nine months ended September 30, 2021 and 2020, respectively. There is no accounts receivable balance overdue for over 90 days as of September 30, 2021 and December 31, 2020

Inventories

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

Sales of coals and aluminum ingots

The Company recognize revenue when the receipt of merchandise is confirmed by the customers, which is the point that the title of the goods is transferred to the customer.

Asset Management Service

The company recognition of service revenue when a service is completed, the company issues billing to its customers and recognizes revenue according to the billing.

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

Depreciation related to property, plant and equipment used in production is reported in cost of sales, and includes amortized amounts related to capital leases. We estimated that the residual value of the Company’s property and equipment ranges from 3% to 5%. Property, plant and equipment are depreciated over their estimated useful lives as follows:

Machinery and equipment	5-10 years
Furniture and office equipment	3-5 years
Motor vehicles	5 years
Leasehold Improvement	3 years

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

Foreign Currency and Other Comprehensive Income (Loss)

The financial statements of the Company’s foreign subsidiaries and VIE are measured using the local currency as the functional currency; however, the reporting currency of the Company is the USD. Assets and liabilities of the Company’s foreign subsidiaries and VIE have been translated into USD using the exchange rate at the balance sheet dates, while equity accounts are translated using historical exchange rate. The exchange rate we used to convert RMB to USD was 6.49 and 6.52 at the balance sheet dates of September 30, 2021 and December 31, 2020, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert RMB to USD were 6.47 and 6.99 for nine months ended September 30, 2021 and 2020, respectively. Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

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

Goodwill

The Company tests goodwill for impairment for its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. The company will perform annual goodwill impairment test end of the fiscal year.

Lease

After adoption of ASC 842   and related standards, which introduced a lessee model that requires entities to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner similar to current accounting, thus operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For short-term leases with an initial lease term of 12 months or less and with purchase options we are reasonably certain will not be exercised. As a lessee, the Company leases equipment and office building. Lease expense is recognized on a straight-line basis over the lease term.

Convertible notes

The Company accounts for its convertible notes at issuance by allocating the proceeds received from a convertible note among freestanding instruments according to ASC 470, Debt, based upon their relative fair values. The fair value of debt and common stock is determined based on the closing price of the common stock on the date of the transaction. Convertible notes are subsequently carried at amortized cost. Each convertible note is analyzed for the existence of a beneficial conversion feature (“BCF”), defined as the fair value of the common stock at the commitment date for the convertible note, less the effective conversion price. No BCF was recognized for the convertible notes issued during September 30, 2021 and 2020.

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

Pursuant to Chinese law and regulations, a foreign owned enterprise cannot apply for and hold a license for operation of certain e-commerce businesses, the category of business which the Company is conducting in China. CCM Tianjin is an indirectly wholly foreign owned enterprise of the Company. In order to comply with Chinese law and regulations, CCM Tianjin agreed to provide E-commerce Tianjin an Exclusive Operation and Use Rights Authorization to operate and use the Chain Cloud Mall System owned by CCM Tianjin.

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

5)

GlobalKey Shared Mall Shopping Platform Software and System Transfer Agreement by and between Future Supply Chain Co., Ltd. and CCM Tianjin, pursuant to which the GlobalKey Shared Mall Shopping Platform Software and System was transferred from Future Supply China Co., Ltd. to CCM Tianjin and that both parties were wholly owned subsidiaries of the Company and transfer price is $0.

(6)	Spousal Consent Letters. The spouse of Mr. Kai Xu (Mr. Zeyao Xue is not married), the shareholder of E-Commerce Tianjin has signed a spousal consent letter agreeing that the equity interests in E-Commerce Tianjin held by and registered under the name of such shareholder will be disposed pursuant to the contractual agreements with CCM Network. The spouse of such shareholder agreed not to assert any rights over the equity interest in E-Commerce Tianjin held by such shareholder.

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

3. VARIABLE INTEREST ENTITY

The carrying amount of the VIE’s consolidated assets and liabilities are as follows:

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Current assets	$205,321	$66,833
Property and equipment, net	799	1,296
Total assets	206,120	68,129
Total liabilities	(218,773)	(199,113)
Net assets	$(12,653)	$(130,984)

	September 30,	December 31,
	2021	2020
Current liabilities:	(Unaudited)	(Audited)
Accounts payable	$77	$77
Accrued expenses and other payables	1,432	81,809
Advances from customers	2,844	2,908
Total current liabilities	4,353	84,794
Amount Due to Related Party	214,420	114,319
Total liabilities	218,773	199,113

The summarized operating results of the VIE’s are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020*	2021	2020*
Revenue	$-	$32,158	$6,638	$164,051
Gross profit	-	25,994	601	147,800
Net income	(37,532)	(31,853)	(58,481)	(163,058)

4. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Coal and Aluminum Ingots Supply Chain Financing/Trading	$8,335,148	$-
Asset management service	1,018,633	-
Others	87,435	-
Allowance for doubtful accounts	(507)	-
Total accounts receivable, net	$9,440,709	$-

Movements of allowance for doubtful accounts are as follows:

Beginning balance	$-	$-
Addition	507	-
Ending balance	$507	$-

The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Debtor A	$88.28%	$-
Debtor B	10.79%	-
Debtor C	0.93%	-
Total accounts receivable, net	$100%	$-

5. OTHER RECEIVABLES

As of September 30, 2021, the balance of other receivables was $1.82 million. On September 1, 2021, FTFT UK Limited, a company organized under the laws of United Kingdom and a wholly owned subsidiary of the Company entered into a Share Purchase Agreement (the “Agreement”) with Rahim Shah, a resident of United Kingdom (“Seller”). Under this agreement, FTFT UK Limited (the “Buyer”) agreed to acquire 100% of the issued and outstanding shares (the “Sale Shares”) of Khyber Money Exchange Ltd. (“Khyber”), a company incorporated in England and Wales from the Seller for a total of Euros €685,000 (“Purchase Price”). Buyer deposited Euros €685,000 ($0.79 million) for the Purchase Price and £400,000 ($0.54 million) for cash balance expected to be left in the bank account of Khyber upon the closing (subject to refund to the Buyer upon the actual amount in Khyber’s account at closing) to Buyer’s solicitors to be held by Buyer’s solicitors in their client account upon the final closing of the acquisition.

In addition, other receivables included total $0.49 million deposit paid and prepayments.

6. LOAN RECEIVABLES

As of September 30, 2021, the balance of loan receivables was $6.31 million, which was from third parties.

On July 30, 2021, Future FinTech (Hong Kong) Limited (“FTFT HK”), a wholly owned subsidiary of the Company, entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned up to the amount of USD 6 million to the third party at the annual interest rate of 10% from July 31, 2021 to January 30, 2022.

On September 16, 2021, Future Commercial Group Co., Ltd. (“Future Commercial”), a wholly owned subsidiary of the Company, entered into a “Interest-free Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Commercial loaned USD 0.31 million to the third party from September 16, 2021 to September 16, 2022 with an intent to acquire certain equity interest of this third party.

7. OTHER CURRENT ASSETS

The amount of other current assets consisted of the followings:

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Prepayments for Coal and Aluminum Ingots Supply Chain Financing/Trading	$2,412,372	$-
Prepayment for properties	2,358,960
Prepaid expenses	741,773	4,517
Others	147,921	10,727
Total	$5,661,026	$15,244

8. GOODWILL

As of September 30, 2021, the balance of goodwill mainly represented an amount of $16.73 million that arose from acquisition of Nice Talent Asset Management Limited (“Nice Talent”) in 2021. On August 6, 2021, the Company through its wholly owned subsidiary Future FinTech (Hong Kong) Limited., completed its acquisition of 90% of the issued and outstanding shares of Nice Talent from Joy Rich Enterprises Limited for HK$144,000,000 (the “Purchase Price”) which shall be paid in the shares of common stock of the Company (the “Company Shares”). 60% of the Purchase Price ($11.22 million) paid in 2,244,156 shares of common stock of the Company on August 4, 2021. 40% of the Purchase Price ($7.01 million) shall be paid in shares of common stock of the Company upon the completion of the audited reports for Nice Talent for the years ended on December 31, 2021 and December 31, 2022.

9. ACQUISITION

On August 6, 2021 (“Acquisition Date”), the Company through its wholly owned subsidiary Future FinTech (Hong Kong) Limited., completed its acquisition of 90% of the issued and outstanding shares of Nice Talent from Joy Rich Enterprises Limited for HK$144,000,000 (the “Purchase Price”) which shall be paid in the shares of common stock of the Company (the “Company Shares”). 60% of the Purchase Price ($11.22 million) paid in 2,244,156 shares of common stock of the Company on August 4, 2021. 40% of the Purchase Price ($7.01 million) shall be paid in shares of common stock of the Company upon the completion of the audited reports for Nice Talent for the years ended on December 31, 2021 and December 31, 2022.

The transaction was accounted for in accordance with the provisions of ASC 805-10, Business Combinations. The Company retained an independent appraisal firm to advise management in the determination of the fair value of the various assets acquired and liabilities assumed. The values assigned in these financial statements represent management’s best estimate of fair values as of the Acquisition Date.

As required by ASC 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest, management conducted a review to reassess whether they identified all the assets acquired and all the liabilities assumed, and followed ASC 805-20’s measurement procedures for recognition of the fair value of net assets acquired.

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable	$1,150,199
Other receivables	27,680
Other current assets	3,737
Property, plant and equipment, net	53,913
Amount Due from Related Party	38,296
Goodwill	16,727,897
Accrued expenses and other payables	(48,858)
Total purchase price for acquisition	$17,952,864

The Company has included the operating results of Nice Talent in its unaudited condensed consolidated financial statements since the Acquisition Date. US$ 686,391 in net sales and US$ 244,761 in net gain of Nice Talent were included in the unaudited condensed consolidated financial statements for the three months ended September 30, 2021.

10. LEASES

The Company’s noncancelable operating leases consist of leases for office spaces. The Company is the lessee under the terms of the operating leases. For the nine months ended September 30, 2021, the operating lease cost was $0.16 million.

The Company’s operating leases have remaining lease terms that range from approximately one year. As of September 30, 2021, the weighted average remaining lease term and weighted average discount rate were 0.83 years and 6%, respectively.

Maturities of lease liabilities were as follows:

Operating
As of September 30,	Lease
From October 1, 2021 to July 31, 2022	$162,122
Total	$162,122
Less: amounts representing interest	$4,371
Present Value of future minimum lease payments	157,751
Less: Current obligations	157,751
Long term obligations	$-

11. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Office equipment, fixtures and furniture	$140,305	$6,299
Vehicle	510,800	-
Leasehold Improvement	37,842	-
Subtotal	688,946	6,299
Less: accumulated depreciation and amortization	(56,129)	(3,620)
Impairment	(6,109)	-
Total	$626,709	$2,679

Depreciation expense included in general and administration expenses for the nine months ended September 30, 2021 and 2020 was $14,018 and $1,073, respectively. Depreciation expense included in cost of sales for the nine months ended September 30, 2021 and 2020 was nil, respectively.

12. ACCOUNTS PAYABLE

Accounts payable consisted of the followings

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Accounts payable - Coal and Aluminum Ingots Supply Chain Financing/Trading	$1,211,043	$-
Other	78	76
Total	$1,211,121	$76

13. LOAN PAYABLES

As of September 30, 2021, loan payables were $0.19 million, which consisted of the loan payable of $0.19 million to Shaanxi Entai Bio-Technology Co., Ltd.

The loan from Shaanxi Entai Bio-Technology Co., Ltd of $0.19 million was interest free and has no assets pledged for this loan.

14. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables were consisted of the followings:

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Legal fee and other professionals	$46,793	$457,276
Wages and employee reimbursement	131,608	52,290
Suppliers	6,239	1,126,968
Accruals	123,392	117,917
Total	$308,032	$1,754,451

15. CONVERTIBLE NOTES PAYABLE

As of September 30, 2021 and December 31, 2020, convertible debt consisted of the following:

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Beginning	$1,163,146	$957,990
Addition	-	905,392
Payment	(1,163,146)	-
Conversion	-	(700,236)
Balance	$-	$1,163,146

16. DEFERRED LIABILITES

As of September 30, 2021, the balance of deferred liabilities mainly represented an amount of $7.01 million that arose from acquisition of Nice Talent Asset Management Limited (“Nice Talent”) remaining 40% of the Purchase Price. 40% of the Purchase Price ($7.01 million) shall be paid in shares of common stock of the Company upon the completion of the audited reports for Nice Talent for the years ended on December 31, 2021 and December 31, 2022.

17. RELATED PARTY TRANSACTION

As of September 30, 2021, the amounts due to the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Zhi Yan	$258,210	General Manager of a subsidiary of the Company	Accrued expenses, interest free and payment on demand.
Jing Chen	18,613	Vice president of the Company	Accrued expenses, interest free and payment on demand.
Reits (Beijing) Technology Co., Ltd	15,612	Zhi Yan is the legal representative of this company

Acquisition of intangibles upon the full completion of the online platform pursuant to an agreement originally entered between parties before Zhi Yan was the general manager of our subsidiary.

The amount is interest free and payment on demand.

Shaanxi Chunlv Ecological Agriculture Co. Ltd.	253,515	Shaanxi Fu Chen holds 80% interest of this company	Other payables, interest free and payment on demand.
Kai Xu	25,130	Deputy General Manager of a subsidiary of the Company	Accrued expenses, interest free and payment on demand.
Shaanxi Fuju Mining Co., Ltd	3,238	Shaanxi Fu Chen holds 80% interest of this company	Other payables, interest free and payment on demand.
Total	$574,318

As of September 30, 2021, the amounts due from the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Shaanxi Fu Chen Venture Capital Management Co. Ltd. (“Shaanxi Fu Chen”)	231,289	Two common shareholders with Shaanxi Fu Chen	Loan receivables*, interest free and payment on demand.
Bin Wu	18,514	A shareholder of a Company’s subsidiary	Advance to pay for the incorporation costs of the establishment of the subsidiary in Dubai* Amount is interest free and payment on demand.
Zeyao Xue	15,950	Son of the President of the Company, a shareholder of the VIE of the Company and a major shareholder of the Company	Prepaid expenses*, interest free and payment on demand.
NT SPC Fund	38,296	Funds managed by Nice Talent Asset Management Limited	Other receivables, interest free and payment on demand.
Ming Yi	1,357	Chief Financial Officer of the Company	Prepaid expenses*, interest free and payment on demand.
Ola Johannes Lind	49,260	Chief Executive Officer of the FTFT CAPITAL INVESTMENTS L.L.C, a subsidiary of the Company	Prepaid expenses*, interest free and payment on demand.
Total	$354,666

*	The related party transactions have been approved by the Company’s Audit Committee.

18. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the nine months ended September 30, 2021 and 2020. The effective income tax rate for the Company for both of the nine months ended September 30, 2021 and 2020 were 0% and 0% respectively.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the nine months ended September 30, 2021, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for its subsidiaries and VIE.

The Company has not provided deferred tax assets from foreign subsidiaries operating losses because currently no business operation and no future income is anticipating.

The amount of unrecognized deferred tax liabilities for temporary differences related to the dividend from foreign subsidiaries is not determined because such determination is not practical.

The Company has not provided deferred taxes on undistributed earnings attributable to its PRC and Hong Kong subsidiaries as they are to be permanently reinvested.

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

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules imposed a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign-invested enterprises in the PRC, unless they qualify under certain limited exceptions. All of the Companies’ Chinese subsidiaries and VIE were subject to an enterprise income tax rate of 25%.

19. SHARE BASED COMPENSATION

On July 12, 2021 (the “Grant Date”), the Compensation Committee of the Board of Directors (the “Board”) of the Company granted 1,953,000 shares of common stock of the Company, par value $0.001 (the “Shares”), pursuant to the Company’s 2020 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries (the “Grantees”), including: 500,000 shares to Shanchun Huang, Chief Executive Officer of the Company; 300,000 shares to Yongke Xue, President of the Company; 20,000 shares to Ming Yi, Chief Financial Officer of the Company, and 40,000 shares to Yang Liu, Chief Operating Officer of the Company (collectively, the “Grants”). The Grants vested immediately on the Grant Date and each of the Grantees also entered into an Unrestricted Stock Award Agreement with the Company on July 12, 2021. As the closing price of the company stock was $2.81 on July 12, 2021, the Company recorded an expense of $5.49 million in the third quarter of fiscal year 2021. As of the date of this report, the Shares have been issued to the Grantees.

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

20. COMMON STOCK

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

On April 12, 2017, the Company entered into a Securities Purchase Agreement with certain purchasers (the “Purchasers”), pursuant to which the Company offered and sold to the Purchasers, in a registered direct offering, an aggregate of 862,097 shares of common stock, par value $0.001 per share. In a concurrent private placement, the Company also issued to the each of the Purchasers a warrant to purchase one (1) share of the Company’s Common Stock for each share purchased under the Purchase Agreement, pursuant to that certain Common Stock Purchase Warrant, by and between the Company and each Purchaser (each, a “Warrant”, and collectively, the “Warrants”). The Warrants will be exercisable beginning on the six-months anniversary of the date of issuance at an initial exercise price of $5.20 per share and will expire on the five and a half year anniversary of the date of issuance. During the nine months ended September 30, 2021, the holders of the Warrants purchased an aggregate of 319,350 shares of common stock of the Company for $1,654,224, of which 1,230 shares of common stock were issued based upon cashless exercises.

On July 26, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain investors identified on the signature pages thereto (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in a private placement 548,799 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $2.83 per share for an aggregate offering price of $1,553,101 (the “Private Placement”). The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On August 6, 2021, the Company, through its wholly owned subsidiary Future FinTech (Hong Kong) Limited., completed its acquisition of 90% of the issued and outstanding shares of Nice Talent Asset Management Limited from Joy Rich Enterprises Limited (the “Nice Shares”) for HK$144,000,000 (the “Purchase Price”) which shall be paid in the shares of common stock of the Company (the “Company Shares”). 60% of the purchase price ($11.22 million) paid in 2,244,156 shares of common stock of the Company on August 4, 2021, at a price of $5 per share.

21. DISCONTINUED OPERATIONS

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

On March 11, 2020, the Company’s Board of Directors passed a resolution to sell the operation of Future Supply Chain Limited and Zhonglian Hengxin Assets Management Co., Ltd (“Zhonglian Hengxin”) and close the operation of Digital Online Marketing Limited, SkyPeople Foods Holding Limited. and Chain Future Digital Tech (Beijing) Co., Ltd. On March 18, 2021, Chain Future Digital Tech (Beijing) Co., Ltd. was deregistered. Based on the disposal plan and in accordance with ASC 205-20, the Company presented the operating results from these operations as a discontinued operation. On October 31, 2020, the transfer of ownership of Future Supply Chain Limited and Zhonglian Hengxin was completed.

On July 24, 2020, the Company’s Board of Directors passed a resolution to sell the operation of Hedetang Farm Products Trading Markets (Mei County) Co., Ltd. and close the operation of Chain Cloud Mall Logistics Center (Shaanxi) Co., Ltd. On July 27,2020, Skypeople Foods Holdings Limited was dissolved; On July 28, 2020 Digital Online Marketing Limited was dissolved; On October 31, 2020, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited and Chain Cloud Mall Logistics Center (Shanxi) Co., Ltd. completed the transfer of their ownership of Hedetang Farm Products Trading Markets (Mei country) Co., Ltd. to third parties.

On April 19, 2021, FT Commercial Management (Beijing) Co., Ltd was deregistered, resulting in a loss on disposal of $21,577.

On August 2, 2021, Guangchengji (Guangdong) Industrial Co., Ltd was sold to a third party, resulting in a loss on disposal of $3,679,447.

On September 2, 2021, Future Supply Chain Co., Ltd ceased operation.

Loss from discontinued operations for three months ended and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020*	2021	2020*
REVENUES	$(8,800)	$207	$1,180,528	$1,595
COST OF SALES	34	122	573,716	(63)
GROSS PROFIT	(8,834)	85	606,812	1,658

OPERATING EXPENSES:
General and administrative	142,741	247,069	12,280	264,805
Selling expenses	493	371	493	2,441
Bad debt provision	-	2,990	(3,075)	4,075
Total	143,234	250,430	9,698	271,321
OTHER INCOME (EXPENSE)
Interest income	(281,079)	537	229	568
Interest expenses	(370)	45	(370)	-
Other income(expenses) net	253,173	90,854	279,363	91,287
Total	(28,276)	91,436	279,222	91,855

Income (loss) from discontinued operations before income tax	(180,344)	(158,909)	876,336	(177,808)
Income tax provision	-	-	-	-
Income (loss) from discontinued operation before noncontrolling interest	(180,344)	(158,909)	876,336	(177,808)
Loss on disposal of discontinued operations	-	-	-	-
(INCOME) LOSS FROM DISCONTINUED OPERATION	(180,344)	(158,909)	876,336	(177,808)

The major components of assets and liabilities related to discontinued operations are summarized below:

	September 30, 2021	December 31, 2020
Cash	$516	$365,714
Other current assets	-	243,586
Loan receivables	-	5,355,944
Property, plant and equipment, net	8,786	14,049
Amount due from related parties	14,599	62,553
Total assets related to discontinued operations	$23,901	6,041,846

Accounts payable	248,253	250,288
Accrued expenses	$282,503	$556,407
Loan payables	-	379,522
Amount due to related parties	466,043	1,068,879
Total liabilities related to discontinued operations	$996,799	$2,255,096

22. SEGMENT REPORTING

In its operation of the business, management, including our chief operating decision maker, who is our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with GAAP. The Company operates in four segments starting in fiscal 2020: shared shopping mall membership fee, fruit related products, sales of goods and others. The operation of fruit related products is classified as discontinued operation as disclosed in Note 15. In 2021, the Company principally generates its revenues from coal and aluminum ingots supply chain financing service and trading business and asset management service.

In compliance with the Company’s business transformation strategy, membership fees from the shared shopping mall and sales of goods through the shared shopping mall platform started to generate the main revenues for the Company and became more and more important business sections of the Company from fiscal year 2019, while its traditional business section of seasonal fruit related products continued to shrink in fiscal year 2019. However, due the COVID-19 pandemic and restriction on large gatherings in China, which have made the promotion strategy for its online e-commerce platforms difficult to implement and the Company has experienced difficulties to subscribe new members for its online e-commerce platforms. Due to lack of new members, difficulties in retaining old customers and significant decrease of revenue in e-commerce business, the Company began to provide supply chain financing services for coal mines and power generation plants to buy and sell coals and trading aluminum ingots.

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

Three Months ended September 30, 2021

	Coals and aluminum ingots supply chain financing/trading	Asset management service	Total
Reportable segment revenue	$17,540,731	$2,101,050	$19,641,781
Inter-segment loss	7,896,754	-	7,896,754
Revenue from external customers	9,643,977	2,101,050	11,745,027
Segment gross profit	$296,173	$686,911	$983,084

Three Months ended September 30, 2020

	CCM Shopping Mall Membership	Sales of Goods	Others	Total
Reportable segment revenue	$29,779	$4,264	$9,407	$43,450
Inter-segment loss	-	-	-	-
Revenue from external customers	$29,779	4,264	9,407	43,450
Segment gross profit	$24,561	$2,012	$3,483	$30,056

As of September 30, 2021:

	CCM Shopping Mall Membership	Coal and aluminum ingots supply chain financing/trading	Asset management service	Total
Reportable segment revenue	$85	$19,646,645	$2,101,049	$21,747,779
Inter-segment loss	-	9,243,885	-	9,243,885
Revenue from external customers	$85	10,402,760	2,101,049	12,503,894
Segment gross profit	$85	$(247,611)	$686,909	$439,383

As of September 30, 2020:

	CCM Shopping Mall Membership	Sales of Goods	Others	Total
Reportable segment revenue	$333,425	$6,399	$15,876	$355,700
Inter-segment loss	-	-	-	-
Revenue from external customers	$333,425	6,399	15,876	355,700
Segment gross profit	$323,973	$3,006	$5,270	$332,249

23. COMMITMENTS AND CONTINGENCIES

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court”) on February 9, 2021 based on diversity of jurisdiction.  On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss.  FT Global argues that the Court should deny the Company’s motion to dismiss.  However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint.  On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan.  On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. On April 30, 2021, the Company served FT Global with its Initial Disclosures.  On May 6, 2021, FT Global served the Company with its Initial Disclosures.  On May 17, 2021, FT Global served the Company with its First Amended Initial Disclosures.  On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information.  The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the court concluded that additional information can be obtained through discovery.  The Company will timely file an answer and defenses to FT Global’s complaint which is due on November 24, 2021.  The Company will continue to vigorously defend the action against FT Global.

24. RISKS AND UNCERTAINTIES

Impact of COVID 19

In December 2019, a novel strain of coronavirus was reported and has spread throughout China and other parts of the world. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China.  Substantially all of our revenues are generated in China.  In response to the evolving dynamics related to the COVID-19 outbreak, the Company has followed the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China were closed and all of the Company’s employees worked from home at the end of January until late March 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have materially negatively impacted our business. Our suppliers were negatively affected, and could continue to be negatively affected in their ability to supply and ship products to our customers in case of any resurgence of COVID-19. Our customers that have been negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase products and services from us, which may materially adversely impact our revenue. The business operations of the third parties’ stores on our e-commerce platform have been and could continue to be negatively impacted by the outbreak, which may in turn adversely affect the business of our platform as a whole as well as our financial condition and operating results. The outbreak has had and might continue to have disruption to our supply chain, logistics providers, customers or our marketing activities in case of any resurgence of COVID-19, which could materially adversely impact our business and results of operations. Some of our customers, contractors, suppliers and other business partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted. The Company’s promotion strategy of CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences. Although China has already begun to recover from the outbreak of COVID-19, there have been small outbreaks of COVID-19 in various cities in China and Chinese government still put a restriction on large gatherings. These restrictions made the promotion strategy for our online e-commerce platforms difficult to implement. The Company has experienced difficulties to subscribe new members for its online e-commerce platforms and has to transform its business model from member based platform to sales agent based platform during the second quarter of 2021. Any further outbreaks of COVID-19 and its new variants could also negatively affect our supply chain financing service and trading business for coals and aluminum ingots if there is any quarantines, travel restriction or supply chain disruptions in China due to outbreak.

The global economy has also been materially negatively affected by the COVID-19 and there is continued severe uncertainty about the duration and intensity of its impacts. The Chinese and global growth forecast is extremely uncertain, which would seriously affect customer spending on our online shopping malls.

While the potential economic impact brought by, and the duration of COVID-19 and its new variants may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, negatively impacting our assets management business as well as reducing our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and its new variants could materially affect our business and the value of our common stock.

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

25. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the condensed consolidated financial statements and no subsequent event is identified.

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

Overview of Our Business

Future FinTech is a holding company incorporated under the laws of the State of Florida. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to a real-name blockchain based e-commerce platform and supply chain financing service and trading business. The main business of the Company includes an online shopping platform, Chain Cloud Mall (“CCM”), which is based on blockchain technology; supply chain financing services and trading; a blockchain-based application incubator; and technical service and support for blockchain based assets and their operating entities; and the application and development of blockchain-based e-commerce technology and financial technology services. The Company has also expanded into financial services business. On August 6, 2021, the Company completed acquisition of 90% of the issued and outstanding shares of Nice Talent Asset Management Limited (“NTAM”), a Hong Kong-based asset management company, from Joy Rich Enterprises Limited (“Joy Rich”). NTAM is licensed under the Securities and Futures Commission of Hong Kong (“SFC”) to carry out regulated activities in Type 4: Advising on Securities and Type 9: Asset Management. On September 1, 2021, FTFT UK Limited, a company organized under the laws of United Kingdom and a wholly owned subsidiary of the Company entered into a Share Purchase Agreement with Rahim Shah, a resident of United Kingdom (“Seller”) to acquire 100% of the issued and outstanding shares (the “Sale Shares”) of Khyber Money Exchange Ltd., which is a money transfer company with a platform for transferring money through one of its agent locations or via its online portal, mobile platform or over the phone. Khyber Money Exchange Ltd. is regulated by the UK Financial Conduct Authority (FCA) and the parties are waiting for the approval by the FCA before formal closing of the transaction.

We are a holding company incorporated in Florida and we are not a Chinese operating company. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our subsidiaries and contractual arrangements with a variable interest entity (VIE) – Cloud Chain E-Commerce (Tianjin) Co., Ltd., formerly known as Chain Cloud Mall E-Commerce (Tianjin) Co., Ltd. (“E-Commerce Tianjin”), based in China and this structure involves unique risks. Our shares of common stock are shares of our Florida holding company, and we do not have any equity ownership of our VIE, instead we control and receive the economic benefits of our VIE’s business operations through certain contractual arrangements, which are used to replicate foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in value added telecom/e-commerce business. Chinese regulatory authorities could disallow the VIE structure, which would likely result in a material change in our operations and/or value of our shares, including that it could cause the value of shares to significantly decline or become worthless.

There are legal and operational risks associated with being based in and having a substantial majority of operations in China and Hong Kong. These risks could result in a material change in our operations and/or the value of our common stock or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our shares to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued an announcement to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Recently, the PRC State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective), which requires cyberspace operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. As of the date of this report, these new laws and guidelines have not impacted the Company’s ability to conduct its business, accept foreign investments, or list on a U.S. or other foreign stock exchange; however, there are uncertainties in the interpretation and enforcement of these new laws and guidelines, which could materially and adversely impact our business and financial outlook and may impact our ability to accept foreign investments or continue to list on a U.S. or other foreign stock exchange. Our VIE and certain subsidiaries of the Company are incorporated and operating in mainland China and they have received all required permissions from Chinese authorities to operate their current business in China, including a Business license, Bank Account Open Permits and Value Added Telecom Business License.

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

The Company started its trial operation of NONOGIRL, a cross-border e-commerce platform, in March 2020 and formally launched it in July 2020. The cross-border e-commerce platform aimed to build a new s2b2c (supplier to business and consumer) outsourcing sales platform dominated by social media influencers. It was aimed at the growing female consumer market, with the ability to broadcast, short video, and all forms communication through the platform. It could also create a sales oriented sharing ecosystem with other major social media used by customers, etc. The Company’s promotion strategy previously mainly relied on the training of members and distributors through meetings and conferences. Due to the outbreak of COVID-19, the Chinese government put a restriction on large gatherings. These restrictions made the promotion strategy for our online e-commerce platforms difficult to implement and the Company has experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, in June 2021, the Company suspended its cross-border e-commerce platform (NONOGIRL). Also, since the second quarter of 2021, the Company has transformed its member-based business model of Chain Cloud Mall to sales agent based business model and began to provide supply chain financing services and trading for coal mines and power generation plants as well as aluminum ingots.

The Company currently has seven direct wholly-owned subsidiaries: DigiPay FinTech Limited (“DigiPay”), a company incorporated under the laws of the British Virgin Islands, Future FinTech (Hong Kong) Limited, a company incorporated under the laws of Hong Kong, GlobalKey Shared Mall Limited, a company incorporated under the laws of Cayman Islands (“GlobalKey Shared Mall”), Tianjin Future Private Equity Fund Management Partnership( Limited Partnership), a company incorporated under the laws of China, FTFT UK Limited, a company incorporated under the laws of United Kingdom, Future Fintech Digital Capital Management, LLC, a company incorporated under the laws of Connecticut and Future FinTech Labs Inc., a company incorporated under the laws of New York.

CCM Shopping Mall

Due to the lack of new member subscriptions caused by restrictions on our promotion strategy for the control of spread of COVID-19, we have transformed the CCM shopping mall to an “Enterprise Communication as A Service” or eCAAS platform. The eCAAS platform is entrusted by the 315 Consumer Protection Foundation to run its Responsible Brand Program.

315 Consumer Protection Foundation (the “Foundation”) will review and accept the companies to join its Responsible Brand Program. After acceptance, these companies are authorized to use 315 anti-counterfeiting labels on their products and sell them on our eCAAS platform. The companies can also use sales agents to sell their products on our eCAAS platform and parties can negotiate the commission percentages for the products sold. Any new sales agent must be recommended by existing agents and pay a one-time fee to the eCAAS platform to be admitted as the authorized agent to provide sales agent services on the platform.

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

2.	Blockchain points settlement leads to secondary data traffic

Blockchain points are also discount coupons for merchants, guiding customers to the platform of the merchants, and provide them with discounts when purchasing. This process is called secondary data traffic. Blockchain anti-counterfeiting technology through scanning of QR codes by the customers helps companies identify such customers and allows them to systematically maintain contacts with such customers.

3.	Points promotion system

Points promotion system brings secondary data traffic comes with volume and high turnover ratio. All such sales are directed to the merchants’ stores when customers possess and use merchant’s coupons. With a high level of user stickiness, customers are likely to purchase products again and collect more blockchain points.

4.	Building a high value community

We believe anti-counterfeiting technology plus the Company’s secondary data traffic platform will create great value for the merchants that have stores on our platform. By gathering all loyal customers to a merchant’s store, we can build a standard value community. With the common interest, the value community of merchants can form a self-organizing system with customer groups to maximize the interests of such merchants and customers.

Coal and Aluminum Ingots Supply Chain Financing Service and Trading

Since the sconed quarter of 2021, we started coal supply chain financing service and trading business. Since the third quarter of 2021, we started aluminum ingots supply chain financing service and trading business. We signed purchase and sale agreements with suppliers and buyers. The suppliers are responsible for the supply and transportation of coal to the end users’ designated freight yard or transfer the title of aluminum ingots to us in certain warehouses. We select the customers and suppliers that have good credit and reputation.

NTAM engages assets management and advisory services. NTAM’s main revenue is generated from providing professional advices to customers and management fees for managing the investment of the clients.

Results of Operations

Comparison of Three Months ended September 30, 2021 and 2020:

Revenue

The following table presents our consolidated revenues for the three months ended September 30, 2021 and 2020, respectively:

	Three months ended September 30,		Change
	2021	2020	Amount	%
CCM Shopping Mall Membership	-	29,779	(29,779)	(100)%
Coal and Aluminum Ingots Supply Chain Financing/Trading	9,643,977	-	9,643,977	-
Sales of goods	-	4,264	(4,264)	100%
Asset management service	2,101,050	-	2,101,050	-
Others	-	9,407	(9,407)	(100)%
Total	$11,745,027	$43,450	$11,701,577	26931%

CCM Shopping Mall Membership fees decreased from $29,779 for the three months ended September 30, 2020 to $0 for the three months ended September 30, 2021 because there was no new member enrollment during the third quarter of 2021 and the Company has transformed its business model of CCM Shopping Mall from a member-based platform to a sales agent based eCAAC platform. Due to COVID-19 related restriction on large gathering for meetings and conference which primarily used by us before the pandemic for marketing and business development of new members, we were unable to attract new member enrollment during the three months ended September 30, 2021.

Coal and Aluminum Ingots Supply Chain Financing Service and Trading business increased from $0 for the three months ended September 30, 2020 to $9.64 million for the three months ended September 30, 2021. This is a new business we started during the second quarter this year which did not exist last year.

Sale of goods decreased from $4,264 for the three months ended September 30, 2020 to $0 for the three months ended September 30, 2021 as no sale of goods during the same period of 2021.

Asset management service increased from $0 for the three months ended September 30, 2020 to $2.1 million for the three months ended September 30, 2021. This is a new business we acquired during the third quarter 2021 which did not exist last year.

Other revenues decreased from $9,407 from three months ended September 30, 2020 to $0 for the three months ended September 30, 2021, mainly due to the service fee income during the three months ended September 30, 2020 and no such income during the same period of 2021.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended September 30, 2021 and 2020, respectively:

	Three months ended September 30,
	2021		2020
	Gross profit	Gross margin	Gross profit	Gross margin
CCM Shopping Mall Membership	-	-	24,561	82.48%
Coal and Aluminum Ingots Supply Chain Financing/Trading	296,173	3.07%	-	-
Sales of goods	-	-	2,012	47.19%
Asset management service	686,910	32.69%	-	-
Others	-	-	3,483	37.02%
Total	$983,084	8.37%	$30,056	69.17%

Overall gross margin as a percentage of revenue was 8.37% for the three months ended September 30, 2021, a decrease of 60.8% compared to 69.17% for the same period of last fiscal year, mainly due to less revenues from the membership fee which has a much higher margin than that of coals and aluminum ingots financial service and trading business.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended September 30, 2021 and 2020, respectively: (in thousands)

	September 30, 2021		September 30, 2020
	Amount	% of revenue	Amount	% of revenue
General and administrative	$2,243	19.10%	$643	1480.72%
Stock compensation expense	5,488	46.73%
Selling expenses	112	0.96%	26	59.37%
Bad debt provision	-	-	53	121.3%
Total operating expenses	$7,844	66.78%	$722	1661.39%

General and administrative expenses increased by $1.60 million, or 248.66%, from $0.64 million to $2.24 million for the three months ended September 30, 2021, compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly due to new business development and new subsidiaries established by the Company during the three months ended September 30, 2021 comparing to the same period of 2020.

Stock compensation expense increased by $5.49 million during the three months ended September 30, 2021, compared to the same period of last fiscal year as the Compensation Committee of the Board of Directors (the “Board”) of the Company granted certain shares of common stock of the Company to certain officers and employees in July 2021 which we didn’t have such grant in the same period of 2020.

Selling expenses increased by $0.09 million during the three months ended September 30, 2021, compared to the same period of last fiscal year.

Other (Expense) Income, Net

Other expenses, net increased by $1.93 million to positive $0.23 million for the three months ended September 30, 2021 from negative $1.7 million in the same period of the last fiscal year, mainly due to debt repayment with shares during the three months ended September 30, 2020 and no such expense in the same period of 2021.

Income Tax

We did not have tax provision for the three months ended September 30, 2021 and 2020, as the Company incurred losses in the third quarter of 2021 and 2020.

Non-controlling Interests

As of September 30, 2021, Joy Rich Enterprises Limited (“Joy Rich”) holds 10% interest in Nice Talent Asset Management Limited, Nature Worldwide Resources Ltd. holds 40% interest in DCON DigiPay Limited (“DCON Digipay”), Bin Wu and Lixiong Huang holds 25% and 20% interest in FTFT Capital Investments L.L.C.

Loss from Continuing Operations

Loss from continuing operations increased by $4.2 million from $2.4 million for the three months ended September 30, 2020 to $6.6 million for the same period of 2021 mainly due to increase in operating expenses, as discussed above.

Loss on disposal of discontinued operations

Loss on disposal of discontinued operation was $3,679,447 for the three months ended September 30, 2021, which was related to the disposal of Guagnchengji (Guangdong) Industrial Co., Ltd during the third quarter of 2021.

Comparison of Nine Months Ended September 30, 2021 and 2020

Revenue

The following table presents our consolidated revenues for the nine months ended September 30, 2021 and 2020, respectively:

	Nine months ended September 30,		Change
	2021	2020	Amount	%
CCM Shopping Mall Membership	85	333,425	(333,340)	(99.97)%
Coal and Aluminum Ingots Supply Chain Financing/Trading	10,402,760	-	10,402,760	-
Sales of goods	-	6,399	(6,399)	100%
Asset management service	2,101,049	-	2,101,049	-
Others	-	15,876	(15,876)	(100)%
Total	$12,503,894	$355,700	$12,148,194	3415%

CCM Shopping Mall Membership fees decreased from $333,425 for the nine months ended September 30, 2020 to $85 for the nine months ended September 30, 2021 because the Company had difficulties to enroll new members during the first half of 2021 and the Company has transformed its business model of CCM Shopping Mall from member-based platform to a sales agent based eCAAC platform during the second quarter of 2021. Due to the COVID-19 related restriction on large gathering for meetings and conference which primarily used by us before the pandemic for marketing and business development of new members, we were unable to attract more new members in 2021.

Coal and Aluminum Ingots Supply Chain Financing Service and Trading business increased from $0 for the nine months ended September 30, 2020 to $10.4 million for the nine months ended September 30, 2021. This is a new business we started during the second quarter this year which did not exist last year.

Sale of goods decreased from $6,399 for the nine months ended September 30, 2020 to $0 for the nine months ended September 30, 2021 as no sale of goods during the same period of 2021.

Asset management service increased from $0 for the nine months ended September 30, 2020 to $2.1 million for the nine months ended September 30, 2021. This is a new business we acquired during the third quarter 2021 which did not exist last year.

Other revenues decreased from $15,876 for the nine months ended September 30, 2020 to $0 for the nine months ended September 30, 2021, mainly due to the service fee income during the three months ended September 30, 2020 and no such income during the same period of 2021.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the nine months ended September 30, 2021 and 2020, respectively:

	Nine months ended September 30,
	2021		2020
	Gross profit	Gross margin	Gross profit	Gross margin
CCM Shopping Mall Membership	85	100%	323,972	97.16%
Coal and Aluminum Ingots Supply Chain Financing/Trading	(247,611)	(2.38)%	-	-
Sales of goods	-		3,006	46.98%
Asset management service	686,909	32.69%
Others	-	-	5,270	33.20%
Total	$439,383	3.51%	$332,249	93.41%

Overall gross margin as a percentage of revenue was 3.51% for the nine months ended September 30, 2021, a decrease of 89.9% compared to 93.41% for the same period of last fiscal year, mainly due to less revenues from the membership fee which has a much higher margin than that of coals and aluminum ingots financing service and trading.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the nine months ended September 30, 2021 and 2020, respectively: (in thousands)

	September 30, 2021		September 30, 2020
	Amount	% of revenue	Amount	% of revenue
General and administrative	$4,568	36.53%	$2,818	791.57%
Stock compensation expense	5,488	43.89%	-	-
Selling expenses	135	1.08%	44	12.43%
Bad debt provision	(15)	(0.12)%	243	68.32%
Total operating expenses	$10,176	81.38%	$3,105	872.89%

General and administrative expenses increased by $1.75 million, or 62.11%, from $2.82 million for the nine months ended September 30, 2020 to $4.57 million for the nine months ended September 30, 2021. It is mainly due to new business development and new subsidiaries established by the Company during the nine months ended September 30, 2021 comparing to the same period of 2020.

Stock compensation expense increased by $5.49 million during the nine months ended September 30, 2021, compared to the same period of last fiscal year as the Compensation Committee of the Board granted certain shares of common stock of the Company to certain officers and employees in July 2021 which we didn’t have such grant in the same period of 2020.

Selling expenses increased by $91,248 during the nine months ended September 30, 2021, compared to the same period of last fiscal year.

Write back of provision of doubtful debt was $15,255 for the nine months ended September 30, 2021, decreased by $0.26 million comparing to the same period of the last fiscal year.

Other (Expense) Income, Net

Other expenses, net, increased by $3.57 million to positive $0.69 million for the nine months ended September 30, 2021 from negative $2.88 million in the same period of the last fiscal year, mainly due to debt repayment with shares during the nine months ended September 30, 2020 and no such expense in the same period of 2021.

Income Tax

We did not have tax provision for the nine months ended September 30, 2021 and 2020, as the Company incurred losses in the nine months ended September 30, 2021 and 2020.

Non-controlling Interests

As of September 30, 2021, Joy Rich Enterprises Limited (“Joy Rich”) holds 10% interest in Nice Talent Asset Management Limited, Nature Worldwide Resources Ltd. holds 40% interest in DCON DigiPay Limited (“DCON Digipay”), Bin Wu and Lixiong Huang holds 25% and 20% interest in FTFT Capital Investments L.L.C.

Loss from Continuing Operations

Loss from continuing operations increased by $3.4 million from $5.65 million for the nine months ended September 30, 2020 to $9.05 million for the same period of 2021 mainly due to increase in operating expenses, as discussed above.

Loss on disposal of discontinued operations

Loss on disposal of discontinued operation was $3.52 million for the nine months ended September 30, 2021, which was related to the dissolution and deregistration of FT Commercial Management (Beijing) Co., Ltd . and Chain Future Digital Tech (Beijing) Co., Ltd., which was partially offset by the loss on disposal of Guagnchengji (Guangdong) Industrial Co., Ltd., during the nine months ended September 30, 2021.

Loss per Share

Basic and diluted loss per share from continuing operations was $0.14 and $0.14 for the nine months ended September 30, 2021, respectively, as compared to a loss of $0.15 and $0.15 for the same periods of 2020, respectively. Basic and diluted income per share attributable to discontinued operations was $0.04 and $0.04 for the nine months ended September 30, 2021 respectively. Basic and diluted loss per share attributable to discontinued operations was $3.22 and $3.17 for the nine months ended September 30, 2020 respectively.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $52.97 million, as compared to $9.43 million as of December 31, 2020. The increase in cash, cash equivalents and restricted cash was mainly due to financing from the issuance of shares of common stock.

Our working capital has mainly been generated from financing activities of issuance of shares of common stock of the Company. Our working capital was positive $73.14 million, as of September 30, 2021, an increase of $67.31 million from working capital of $5.83 million, as of September 30, 2020, mainly due to an increase in current assets and a decrease in current liabilities.

Net cash used in operating activities decreased by $20.37 million to $19.81 million for the nine months ended September 30, 2021 from a cash inflow of $0.56 million for the same period of the last fiscal year. The decrease   in net cash used by operating activities was primarily due to a decrease in accounts receivable during the nine months ended September 30, 2021.

Net cash used in investing activities decreased by $4.84 million comparing the nine months ended September 30, 2021 and September 30, 2020, mainly due to payment for Loan receivable.

Net cash provided in financing activities for the nine months ended September 30, 2021 was $68.27 million representing an increase of $58.17 million, as compared to cash provided by financing activities of $10.1 million during the nine months ended September 30, 2020. The increase in cash provided by financing activities was mainly due to financing from the issuance of shares of common stock.

Off-balance sheet arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal interim financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court) on February 9, 2021 based on diversity of jurisdiction.  On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss.  FT Global argues that the Court should deny the Company’s motion to dismiss.  However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint.  On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan.  On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. On April 30, 2021, the Company served FT Global with its Initial Disclosures.  On May 6, 2021, FT Global served the Company with its Initial Disclosures.  On May 17, 2021, FT Global served the Company with its First Amended Initial Disclosures.  On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information.  The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the court concluded that additional information can be obtained through discovery.  The Company will timely file an answer and defenses to FT Global’s complaint which is due on November 24, 2021.  The Company will continue to vigorously defend the action against FT Global.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the three months ended September 30, 2021 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Loan Agreement between Future FinTech (Hong Kong) Limited and Wintus China Limited
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith

+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTURE FINTECH GROUP INC.

By:	/s/ Shanchun Huang
Shanchun Huang
Chief Executive Officer
(Principal Executive Officer)

November 17, 2021

By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Financial and Accounting Officer)

November 17, 2021