Form 10-Q
period 2022-03-31
Future FinTech Group Inc.
filed 2022-05-16
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Class	Outstanding at May 13, 2022
Common Stock, $0.001 par value per share	70,067,147

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
		(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$53,637,943	$50,273,517
Short term investment	1,799,227	2,191,294
Accounts receivable, net	7,817,686	9,101,816
Advances to suppliers and other current assets	2,363,867	2,927,699
Loan receivables	5,000,000	6,000,000
Other receivables, net	2,400,492	1,965,159
Amount due from related party	304,298	261,413
Assets related to discontinued operations	158	157
TOTAL CURRENT ASSETS	$73,323,671	$72,721,055

Property, plant and equipment, net	$3,135,906	$3,163,052
Right of use assets	65,430	113,163
Intangible assets	635,040	76,140
Goodwill	15,606,526	15,583,675
TOTAL NON-CURRENT ASSETS	19,442,902	18,936,030
TOTAL ASSETS	$92,766,573	$91,657,085

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$79	$79
Accrued expenses and other payables	893,728	1,298,598
Advances from customers	2,906	2,893
Dividend payables	-	63,477
Lease liability-current	65,430	113,163
Amounts due to related parties	891,854	992,702
Deferred liabilities	3,740,260	3,740,260
Short term loans	4,646,987	1,019,496
TOTAL CURRENT LIABILITIES	$10,241,244	$7,230,668

NON-CURRENT LIABILITIES
Lease liability-non-current		-
Long term debt	189,030	188,215
Deferred liabilities	3,469,879	3,384,044
TOTAL NON-CURRENT LIABILITIES	3,658,909	3,572,259
TOTAL LIABILITIES	$13,900,153	$10,802,927
Commitments and contingencies (Note 25)
STOCKHOLDER’S EQUITY

Future FinTech Group, Inc, Stockholders’ equity
Common stock, $0.001 par value; 300,000,000 shares authorized; 70,067,147 shares and 70,067,147 shares issued and outstanding as of March 31, 2022 and December 31, 2021 respectively	$70,067	$70,067
Additional paid-in capital	221,416,496	220,523,246
Statutory reserve	61,382	61,382
Accumulated deficits	(141,135,076)	(138,611,914)
Accumulated other comprehensive loss	(780,479)	(597,862)
Total Future FinTech Group, Inc. stockholders’ equity	79,632,390	81,444,919
Non-controlling interests	(765,970)	(590,761)
TOTAL STOCKHOLDERS’ EQUITY	78,866,420	80,854,158
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	92,766,573	91,657,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$3,466,365	$7,499
Cost of goods sold	1,678,388	6,909
Gross profit	1,787,977	590

Operating Expenses
General and administrative expenses	3,410,410	1,533,877
Research and development expenses	433,055	-
Selling expenses	370,469	12,945
Provision (Recovery) of doubtful debts	2,002	(15,224)
Impairment Loss	248,512	-
Total operating expenses	4,464,448	1,531,598

Loss from operations	(2,676,471)	(1,531,008)

Other (expenses) income
Interest income	173,230	4,111
Interest expenses	(3,076)	(3,913)
Other income (expenses), net	(4,101)	989,508
Total other income, net	166,053	989,706

Loss from Continuing Operations before Income Tax	(2,510,418)	(541,302)
Income tax provision	(187,953)	-
Loss from Continuing Operations	(2,698,371)	(541,302)

Discontinued Operations (Note 23)
Gain on disposal of discontinued operations	-	(351,914)
Loss from discontinued operations	-	95,907

Net Loss	$(2,698,371)	$(797,309)
Less: Net Loss attributable to non-controlling interests	(175,209)	-
Net loss from continued operations attributable to Future Fintech Group, Inc.	$(2,523,162)	$(797,309)
Other comprehensive income (loss)
Loss from continued operations	$(2,698,371)	$(541,302)
Foreign currency translation – continued operations	(182,617)	12,689
Comprehensive loss - continued operation	(2,880,988)	(528,613)
Loss from discontinued operations	$-	$(256,007)
Foreign currency translation - discontinued operation	-	63,556
Comprehensive loss - discontinued operation	-	(192,451)
Comprehensive Loss	$(2,880,988)	$(721,064)
Less: Net loss attributable to non-controlling interests	(175,209)	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	$(2,705,779)	(721,064)

Loss per share:
Basic loss per share from continued operation	$(0.04)	$(0.01)
Basic loss per share from discontinued operation	-	(0.01)
	$(0.04)	$(0.02)
Diluted loss per share:
Diluted loss per share	$(0.04)	$(0.01)
Diluted loss per share from discontinued operation	-	(0.01)
	$(0.04)	$(0.02)
Weighted average number of shares outstanding
Basic	70,067,147	40,039,431
Diluted	70,624,938	40,597,222

*	Reclassification- certain reclassifications have been made to the financial statements for the three months ended March 31, 2021 to conform to the presentation for the three months ended March 31, 2022, with no effect on previously reported net income (loss).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Future Fintech Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months ended March 31, 2021

	Common Stock		Additional paid-in	Retained	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	earnings	income	interests	Total
Balance at December 31, 2020	50,053,606	$50,053	$133,510,862	$(124,384,301)	$(398,014)	$(47,459)	$8,731,141
Issuance of common stocks - cash	9,529,880	9,530	35,487,316	-	-	-	35,496,846
Net income from continued operations	-	-	-	(541,302)	-	-	(541,302)
Net income from discontinued operations	-	-	-	95,907	-	-	95,907
Share-based payments-service	-	-	893,250	-	-	-	893,250
Foreign currency translation adjustment	-	-	-	-	12,689	-	12,689
Disposal of discontinued operation	-	-	-	(351,914)	63,556	-	(288,358)
Balance at March 31, 2021	59,583,486	$59,583	$169,891,428	$(125,181,610)	$(321,769)	$(47,459)	$44,400,173

Three Months ended March 31, 2022

						Accumulative
			Additional			Other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	Deficits	income	interests	Total
Balance at December 31, 2021	70,067,147	$70,067	$220,523,246	61,382	$(138,611,914)	$(597,862)	$(590,761)	$80,854,158
Net income	-	-	-	-	(2,523,162)	-	(175,209)	(2,698,371)
Share-based payments-service	-	-	893,250	-	-	-	-	893,250
Foreign currency translation adjustment		-	-	-	-	(182,617)	-	(182,617)
Balance at March 31, 2022	70,067,147	$70,067	$221,416,496	61,382	$(141,135,076)	$(780,479)	$(765,970)	$78,866,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,698,371)	$(797,309)
Net loss from discontinued operation	-	(256,007)
Net loss from continuing operations	(2,698,371)	(541,302)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	45,208	396
Amortization	11,768	1,248
Provision (recovery) of doubtful debts	2,002	(15,224)
Share-based payments	893,250	893,250
Impairment of short term investment	248,512	-
Interest expenses related to convertible note	-	(96,691)
Changes in operating assets and liabilities
Accounts receivable	1,284,130	-
Inventory	-	-
Other receivable	(437,335)	(165,207)
Advances to suppliers and other current assets	563,832	12,277
Accrued expenses	(404,870)	(653,418)
Proceeds from amounts due from related parties, net	165,492	94,846
Repayment of amounts due to related parties, net	(312,270)	(968,855)
Advances from customers	13	(273)
Net Cash Used in Operating Activities – Discontinued Operations	(638,639)	(1,438,953)
Net Cash Used in Operating Activities – Continued Operations	(1)	(223,891)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(17,902)	-
Payment for loan receivable	(5,000,000)	-
Repayment for loan receivable	6,000,000	-
Purchase of intangible assets	(570,351)	-
Net Cash Provided by Investing Activities from Continued Operations	411,747	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of issuance costs	-	35,496,846
Proceeds from loan payable	3,621,827	-
Repayment of convertible payable	-	(1,163,146)
Payment of dividends to the non-controlling interest	(63,477)	-
Net cash provided by financing activities	3,558,350	34,333,700

Effect of change in exchange rate	32,969	21,955

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,364,426	32,692,811
Cash and cash equivalents, beginning of period	50,273,517	9,425,312
Cash and cash equivalents, end of period	53,637,943	42,118,123
Less: Cash and cash equivalents from the discontinued operations, end of period	-	(186,420)
Cash and cash equivalents, from the continuing operations end of period	$53,637,943	$41,931,703

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Issuance of common stocks for conversion of debts	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CORPORATE INFORMATION

Future FinTech Group Inc. (the “Company”) is a holding company incorporated under the laws of the State of Florida. The main business of the Company includes an online shopping platform, Chain Cloud Mall, which is based on blockchain technology; supply chain financing services and trading, financial technology service business and the application and development of blockchain-based technology in financial technology services. The Company has also expanded into financial services and cryptocurrency market data and information service businesses. Prior to 2019, the Company engaged in the production and sales of fruit juice concentrates, fruit juice beverages and other fruit-related products in the People’s Republic of China (“PRC”, or “China”), and overseas markets. Due to the drastically increased production cost and tightened environmental law in China, the Company has transformed its business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology, supply chain financing services and trading and financial services.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2022 and the results of operations and cash flows for the periods ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2022. The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date.

Our contractual arrangements with our VIE and their respective shareholders allow us to (i) exercise effective control over our VIE, (ii) receive substantially all of the economic benefits of our VIE, and (iii) have an exclusive option to purchase all or part of the equity interests in our VIE when and to the extent permitted by PRC law.

As a result of our direct ownership in our wholly owned subsidiary and the contractual arrangements with our VIE, we are regarded as the primary beneficiary of our VIE, and we treat it and its subsidiaries as our consolidated affiliated entities under U.S. GAAP. We have consolidated the financial results of our VIE in our condensed consolidated financial statements in accordance with U.S. GAAP

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2021 as included in our Annual Report on Form 10-K.

Discontinued Operations

On March 18, 2021, Chain Future Digital Tech (Beijing) Co., Ltd. was deregistered.

On April 9, 2021, FT Commercial Management (Beijing) Co., Ltd. was dissolved and deregistered.

On August 2, 2021, the Company sold Guangchengji (Guangdong) Industrial Co., Ltd. to an unrelated third party.

On September 2, 2021, Future Supply Chain Co., Ltd. discontinued its operations, and on November 4, 2021, it was transferred to Shaanxi Fu Chen Venture Capital Management Co. Ltd.

Based on the disposal plan and in accordance with ASC 205-20, the Company presented the operating results from these operations as a discontinued operation.

Segment Information Reclassification

The Company classified business segment into CCM Shopping Mall Membership, asset management service, coal and aluminum ingots supply chain financing service and trading and others.

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

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. Operating losses amounted $2.70 million, and had negative operating cash flows amounted $0.64 million as of March 31, 2022. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has raised funds through issuance of convertible notes and common stock.

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

As of March 31, 2022:

	Income	Share	Pre-share amount

Loss from continuing operations	$(2,523,162)	70,067,147	$(0.04)

Basic EPS:
Loss available to common stockholders from discontinuing operations	$(2,523,162)	70,067,147	$(0.04)

Dilutive EPS:

Warrants	-	557,791	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(2,523,162)	70,624,938	$(0.04)

As of March 31, 2021:

	Income	Share	Pre-share amount

Loss from continuing operations	$(541,302)	40,039,431	$(0.01)
Loss from discontinuing operations	$(256,007)	40,039,431	$(0.01)

Basic EPS:
Loss available to common stockholders from continuing operations	$(541,302)	40,039,431	$(0.01)
Loss available to common stockholders from discontinuing operations	$(256,007)	40,039,431	$(0.01)

Dilutive EPS:

Warrants	-	557,791	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(541,302)	40,597,222	$(0.01)
Diluted Earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$(256,007)	40,597,222	$(0.01)

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

The Company has assessed its accounts receivable including credit term and corresponding all its accounts receivables in March 2022. Upon such credit terms, bad debt expense(recovery) was $2,002 and $(15,224) during the three months ended March 31, 2022 and 2021, respectively. Accounts receivables of nil have been outstanding for over 90 days as of March 31, 2022 and December 31, 2021, respectively.

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

Revenue recognitions are as follows:

Online sales and Membership fee:

The Company recognizes the sale of goods 15 days after the products are shipped (after the 15 days return policy). The revenue from the membership fee is amortized over the lifetime of the membership, which is one year. For the merchandise gift package, revenue is recognized when the receipt of the gift package is confirmed by the members. Other revenues include revenues earned on net basis from sales of certain products on our platform and agent authorization fee. Since the second quarter of 2021, the Company has transformed its member based business model to a sale agent based eCAAS platform for its online shopping mall.

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

Depreciation related to property, plant and equipment used in production is reported in cost of sales, and includes amortized amounts related to capital leases. We estimated that the residual value of the Company’s property and equipment ranges from 3% to 5%. Property, plant and equipment are depreciated over their estimated useful lives as follows:

Machinery and equipment	5-10 years
Building	20 years
Furniture and office equipment	3-5 years
Motor vehicles	5 years

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

Foreign Currency and Other Comprehensive Income (Loss)

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency; however, the reporting currency of the Company is the USD. Assets and liabilities of the Company’s foreign subsidiaries have been translated into USD using the exchange rate at the balance sheet dates, while equity accounts are translated using historical exchange rate. The exchange rate we used to convert RMB to USD was 6.35 and 6.38 at the balance sheet dates of March 31, 2022 and December 31, 2021, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert RMB to USD were 6.35 and 6.48 for three months ended March 31, 2022 and 2021, respectively.

The exchange rate we used to convert HKD to USD was 7.83 at the balance sheet dates of March 31, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert HKD to USD were 7.81 for three months ended March 31 2022.

The exchange rate we used to convert GBP to USD was 0.76 at the balance sheet dates of March 31, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert GBP to USD were 0.75 for three months ended March 31 2022.

The exchange rate we used to convert AED to USD was 3.67 at the balance sheet dates of March 30, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert AED to USD were 3.67 for three months ended March 31 2022.

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

Short-term investments

Short-term investments consist primarily of investments in fixed deposits with original maturities between three months and one year and certain investments in wealth management products and other investments that the Company has the intention to redeem within one year. As of March 31, 2022 and 2021, the short-term investments amounted to $1.80 million and $2.19 million, respectively.

Lease

We adopted ASU No. 2016-02, Leases (Topic 842), or ASC 842, from January 1, 2020. We determine if an arrangement is a lease or contains a lease at lease inception. For operating leases, we recognize a right-of-use (“ROU”) asset and a lease liability based on the present value of the lease payments over the lease term on the consolidated balance sheets at commencement date. As most of our leases do not provide an implicit rate, we estimate our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The ROU assets also include any lease payments made, net of lease incentives. Lease expense is recorded on a straight-line basis over the lease term. Our leases often include options to extend and lease terms include such extended terms when we are reasonably certain to exercise those options. Lease terms also include periods covered by options to terminate the leases when we are reasonably certain not to exercise those options.

Convertible notes

The Company accounts for its convertible notes at issuance by allocating the proceeds received from a convertible note among freestanding instruments according to ASC 470, Debt, based upon their relative fair values. The fair value of debt and common stock is determined based on the closing price of the common stock on the date of the transaction. Convertible notes are subsequently carried at amortized cost. Each convertible note is analyzed for the existence of a beneficial conversion feature (“BCF”), defined as the fair value of the common stock at the commitment date for the convertible note, less the effective conversion price. No BCF was recognized for the convertible notes issued during March 31, 2022 and 2021.

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

Variable interest entities

On July 31, 2019, Cloud Chain Network and Technology (Tianjin) Co., Limited (“CCM Tianjin” or “WFOE”, formerly known as Chain Cloud Mall Network and Technology (Tianjin) Co., Limited), E-commerce Tianjin, and Mr. Zeyao Xue and Mr. Kai Xu, citizens of China and shareholders of E-commerce Tianjin, entered into the following agreements, or collectively, the “Variable Interest Entity Agreements” or “VIE Agreements,” pursuant to which CCM Tianjin has contractual rights to control and operate the business of E-commerce Tianjin (the “VIE”). Therefore, pursuant to ASC 810, E-Commerce Tianjin is included in the Company’s consolidated financial statements since then.

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

The VIE Agreements are as follows:

1)	Exclusive Technology Consulting and Service Agreement by and between CCM Tianjin and E-commerce Tianjin. Pursuant to the Exclusive Technology Consulting and Service Agreement, CCM Tianjin agreed to act as the exclusive consultant of E-commerce Tianjin and provide technology consulting and services to E-commerce Tianjin. In exchange, E-commerce Tianjin agreed to pay CCM Tianjin a technology consulting and service fee, the amount of which is to be equivalent to the amount of net profit before tax of E-commerce Tianjin, payable on a quarterly basis after making up losses of previous years (if necessary) and deducting necessary costs and expenses and taxes related to the business operations of E-commerce Tianjin. Without the prior written consent of CCM Tianjin, E-commerce Tianjin may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be CCM Tianjin’s sole and exclusive property. This agreement has a term of 10 years and may be extended unilaterally by CCM Tianjin with CCM Tianjin’s written confirmation prior to the expiration date. E-commerce Tianjin cannot terminate the agreement early unless CCM Tianjin commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

2)	Exclusive Purchase Option Agreement by and among CCM Tianjin, E-commerce Tianjin, Mr. Zeyao Xue and Mr. Kai Xu. Pursuant to the Exclusive Purchase Option Agreement, Mr. Zeyao Xue and Mr. Kai Xu granted to CCM Tianjin and any party designated by CCM Tianjin the exclusive right to purchase, at any time during the term of this agreement, all or part of the equity interests in E-commerce Tianjin, or the “Equity Interests,” at a purchase price equal to the registered capital paid by Mr. Zeyao Xue and Mr. Kai Xu for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to powers of attorney executed by Mr. Zeyao Xue and Mr. Kai Xu, they irrevocably authorized any person appointed by CCM Tianjin to exercise all shareholder rights, including but not limited to voting on their behalf on all matters requiring approval of E-commerce Tianjin’s shareholder, disposing of all or part of the shareholder’s equity interest in E-commerce Tianjin, and electing, appointing or removing directors and executive officers. The person designated by CCM Tianjin is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of Mr. Zeyao Xue and Mr. Kai Xu. The powers of attorney will remain in force for so long as Mr. Zeyao Xue and Mr. Kai Xu remain the shareholders of E-commerce Tianjin. Mr. Zeyao Xue and Mr. Kai Xu have waived all the rights which have been authorized to CCM Tianjin’s designated person under the powers of attorney.

3)	Equity Pledge Agreements by and among CCM Tianjin, E-commerce Tianjin, Mr. Zeyao Xue and Mr. Kai Xu. Pursuant to the Equity Pledge Agreements, Mr. Zeyao Xue and Mr. Kai Xu pledged all of the Equity Interests to CCM Tianjin to secure the full and complete performance of the obligations and liabilities on the part of E-commerce Tianjin and them under this and the above contractual arrangements. If E-commerce Tianjin, Mr. Zeyao Xue, or Mr. Kai Xu breaches their contractual obligations under these agreements, then CCM Tianjin, as pledgee, will have the right to dispose of the pledged equity interests. Mr. Zeyao Xue and Mr. Kai Xu agree that, during the term of the Equity Pledge Agreements, they will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and they also agree that CCM Tianjin’s rights relating to the equity pledge should not be interfered with or impaired by the legal actions of the shareholders of E-commerce Tianjin, their successors or designees. During the term of the equity pledge, CCM Tianjin has the right to receive all of the dividends and profits distributed on the pledged equity. The Equity Pledge Agreements will terminate on the second anniversary of the date when E-commerce Tianjin, Mr. Zeyao Xue and Mr. Kai Xu have completed all their obligations under the contractual agreements described above.

4)

Exclusive Operation and Use Rights Authorization letter which authorizes CCM Tianjin, to exclusively operate and use the Cloud Chain Mall System and the authorization period is the same as the term of the EXCLUSIVE THEHNOLOGY CONSULTING AND SERVICE AGREEMENT entered into by and between CCM Tianjin and E-commerce Tianjin dated July 31, 2019.

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

6)	Spousal Consent Letters. The spouse of Mr. Kai Xu (Mr. Zeyao Xue is not married), the shareholder of E-Commerce Tianjin has signed a spousal consent letter agreeing that the equity interests in E-Commerce Tianjin held by and registered under the name of such shareholder will be disposed pursuant to the contractual agreements with CCM Tianjin. The spouse of such shareholder agreed not to assert any rights over the equity interest in E-Commerce Tianjin held by such shareholder

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

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update require disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about (1) the types of transactions, (2) the accounting for the transactions, and (3) the effect of the transactions on an entity’s financial statements. The amendments are effective for all entities within their scope, which excludes not-for-profit entities and employee benefit plans, for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendment is permitted. The Company adopted ASU No. 2021-10 effective January 1, 2022. The adoption of this standard did not have a material impact on the Company consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying consolidated financial statements.

3. VARIABLE INTEREST ENTITY

The carrying amount of the VIE’s consolidated assets and liabilities are as follows:

	March 31,	December 31,
	2022	2021

Current assets	$131,211	$46,721
Property and equipment, net	353	36,700
Intangible assets	35,470	-
Total assets	167,034	83,421
Total liabilities	(271,689)	(270,413)
Net assets	$(104,655)	$(186,992)

	March 31,	December 31,
	2022	2021
Current liabilities:
Accounts payable	$79	$79
Accrued expenses and other payables	1,222	1,112
Advances from customers	2,905	2,893
Amount due to related party	267,483	266,329
Total current liabilities	271,689	270,413
Total liabilities	$271,689	$270,413

The summarized operating results of the VIE’s are as follows:

	March 31,	March 31,
	2022	2021

Revenue	$-	$6,613
Gross profit	$-	$6,025
Net income	$(43,713)	$23,868

4. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

	March 31,	December 31,
	2022	2021

Coal and Aluminum Ingots Supply Chain Financing/Trading	$6,554,815	$7,938,152
Asset management service	$1,262,871	$1,163,664
Total accounts receivable, net	$7,817,686	$9,101,816

The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	March 31,	December 31,
	2022	2021

Debtor A	83.85%	87.22%
Debtor B	15.84%	10.60%
Debtor C	-	1.14%
Total accounts receivable, net	99.69%	98.96%

5. OTHER RECEIVABLES

As of March 31, 2022, the balance of other receivables was $2.4 million. On September 1, 2021, FTFT UK Limited, a company organized under the laws of United Kingdom and a wholly owned subsidiary of the Company entered into a Share Purchase Agreement (the “Agreement”) with Rahim Shah, a resident of United Kingdom (“Seller”). Under this agreement, FTFT UK Limited (the “Buyer”) agreed to acquire 100% of the issued and outstanding shares (the “Sale Shares”) of Khyber Money Exchange Ltd. (“Khyber”), a company incorporated in England and Wales from the Seller for a total of Euros €685,000 (“Purchase Price”). Buyer deposited Euros €685,000 ($0.79 million) for the Purchase Price and £400,000 ($0.53 million) for cash balance expected to be left in the bank account of Khyber upon the closing (subject to refund to the Buyer upon the actual amount in Khyber’s account at closing) to Buyer’s solicitors to be held by Buyer’s solicitors in their client account upon the final closing of the acquisition.

In addition, other receivables included total $1.09 million deposit paid and prepayments.

6. LOAN RECEIVABLES

As of March 31, 2022, the balance of loan receivables was US$5 million, which was from a third party. On March 10, 2022, Future FinTech (Hong Kong) Limited (“FTFT HK”), a wholly owned subsidiary of the Company, entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned up to the amount of US$5 million to the third party at the annual interest rate of 10% from March 10, 2022 to September 9, 2022.

7. SHORT TERM INVESTMENT

As of March 31, 2022, the balance of short term investment was $1.80 million. On September 6, 2021, Future Private Equity Fund Management (Hainan) Co., Ltd. invested $2.05 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. According to the market value, the Company’s balance of the short term investment was $1.8 million on March 31, 2022.

8. OTHER CURRENT ASSETS

The amount of other current assets consisted of the followings:

	March 31,	December 31,
	2022	2021

Prepayments for Coal and Aluminum Ingots Supply Chain Financing/Trading	$1,575,250	$2,243,295
Prepaid expenses	393,016	439,404
Others	395,601	245,000
Total	$2,363,867	$2,927,699

9. GOODWILL

As of March 31, 2022, the balance of goodwill mainly represented an amount of $15.61 million that arose from acquisition of Nice Talent Asset Management Limited (“Nice Talent”) in 2021. On August 6, 2021, the Company through its wholly owned subsidiary Future FinTech (Hong Kong) Limited., completed its acquisition of 90% of the issued and outstanding shares of Nice Talent from Joy Rich Enterprises Limited (“Joy Rich”) for HK$144,000,000 (the “Purchase Price”) which shall be paid in the shares of common stock of the Company (the “Company Shares”). 60% of the Purchase Price ($11.22 million) paid in 2,244,156 shares of common stock of the Company on August 4, 2021. 40% of the Purchase Price ($7.21 million) shall be paid in shares of common stock of the Company upon the completion of the audited reports for Nice Talent with 20% for each of the years ended on December 31, 2021 and December 31, 2022, respectively. Nice Talent has met the performance requirements for the year ended on December 31, 2021, however, the 20% of the Purchase Price has not been paid in the shares of common stock of the Company to Joy Rich as of the date of this report.

10. ACQUISITION

On August 6, 2021 (“Acquisition Date”), the Company through its wholly owned subsidiary Future FinTech (Hong Kong) Limited., completed its acquisition of 90% of the issued and outstanding shares of Nice Talent from Joy Rich Enterprises Limited for HK$144,000,000 (the “Purchase Price”) which shall be paid in the shares of common stock of the Company (the “Company Shares”). 60% of the Purchase Price ($11.22 million) was paid in 2,244,156 shares of common stock of the Company on August 4, 2021. 40% of the Purchase Price ($7.21 million) shall be paid in shares of common stock of the Company upon the completion of the audited reports for Nice Talent with 20% for each of the years ended on December 31, 2021 and December 31, 2022, respectively. Nice Talent has met the performance requirements for the year ended on December 31, 2021, however, the 20% of the Purchase Price has not been paid in the shares of common stock of the Company to Joy Rich as of the date of this report.

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

11. LEASES

The Company’s non-cancellable operating leases consist of leases for office space. The Company is the lessee under the terms of the operating leases. For the three months ended March 31, 2022, the operating lease cost was $0.07 million.

The Company’s operating leases have remaining lease terms of approximately four months. As of March 31, 2022, the weighted average remaining lease term and weighted average discount rate were 0.33 years and 6%, respectively.

Maturities of lease liabilities were as follows:

Operating
As of March 31,	Lease
From April 1, 2022 to July 31, 2022	$66,250
Total	$66,250
Less: amounts representing interest	$820
Present Value of future minimum lease payments	65,430
Less: Current obligations	65,430
Long term obligations	$-

12. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2022	2021

Office equipment, fixtures and furniture	$190,011	$173,551
Vehicle	586,508	595,569
Leasehold Improvement	37,636	37,779
Subtotal	814,155	806,899
Less: accumulated depreciation and amortization	(144,362)	(99,323)
Construction in progress	2,472,354	2,461,690
Impairment	(6,241)	(6,214)
Total	$3,135,906	$3,163,052

Depreciation expense included in general and administration expenses for the three months ended March 31, 2022 and 2021 was $45,208 and $396, respectively. Depreciation expense included in cost of sales for the three months ended March 31, 2022 and 2021 was $0 and $0, respectively.

13. INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31,	December 31,
	2022	2021

Trademarks	$945	941
System and software	2,706,343	2,126,791
Subtotal	2,707,288	2,127,732
Less: accumulated depreciation and amortization	(160,945)	(148,533)
Less: impairment	(1,911,303)	(1,903,059)
Total	$635,040	$76,140

Amortization expense included in general and administration expenses for the three months ended March 31, 2022 and 2021 was $11,768 and $1,248, respectively. Amortization expense included in cost of sales for the three months ended March 31, 2022 and 2021 was $0 and $0, respectively.

14. SHORT TERM LOANS

As of March 31, 2022, loan payables were $4.65 million, which consisted of the loan payable of $4.65 million to a third party.

Fuce Future Supply Chain (Xi’an) Co., Ltd signed a factoring business contract with a third party and obtained a factoring financing of $4.65 million (RMB 29.50 million) that was interest free, RMB 6.50 million ($1.02 million) due date was April 28, 2022, which was renewed to May 28, 2022, RMB 10 million ($1.56 million) will due on May 26, 2022 and RMB 13 million ($2.04 million) will due on June 20, 2022.

As of December 31, 2021, loan payables were $1.02 million, which consisted of the loan payable of $1.02 million to a third party.

Fuce Future Supply Chain (Xi’an) Co., Ltd signed a factoring business contract with third party and obtained a factoring financing of $1.02 million (RMB 6.5 million) was interest free, with an expiration date of April 28, 2022.

15. LONG TERM DEBT

As of March 31, 2022, loan payables were $0.19 million, which consisted of the loan payable of $0.19 million to Shaanxi Entai Bio-Technology Co., Ltd.

The loan from Shaanxi Entai Bio-Technology Co., Ltd of $0.19 million was interest free and has no assets pledged for this loan.

As of December 31, 2021, loan payables were $0.19 million, which consisted of the loan payable of $0.19 million to Shaanxi Entai Bio-Technology Co., Ltd.

The loan from Shaanxi Entai Bio-Technology Co., Ltd of $0.19 million was interest free and has no assets pledged for this loan.

16. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables consisted of the followings:

	March 31,	December 31,
	2022	2021

Legal fee and other professionals	$79,723	$280,647
Wages and employee reimbursement	80,309	272,093
Suppliers	77,041	155,043
Accruals	656,655	590,815
Total	$893,728	$1,298,598

17. CONVERTIBLE NOTES PAYABLE

As of March 31, 2022 and December 31, 2021, convertible debt consisted of the following:

	March 31,	December 31,
	2022	2021

Beginning	$-	$1,163,146
Addition	-	-
Payment	-	(1,163,146)
Balance	$-	$-

18. DEFERRED LIABILITIES

As of March 31, 2022, the balance of deferred liabilities mainly represented an amount of $7.21 million that arose from the payment for the remaining 40% of the Purchase Price of the acquisition of Nice Talent Asset Management Limited (“Nice Talent”). 20% of the Purchase Price (current $3.74 million, non-current $3.47 million) shall be paid in shares of common stock of the Company upon the completion of the audited reports for Nice Talent for each of the years ended on December 31, 2021 and December 31, 2022, respectively. Nice Talent has met the performance requirements for the year ended on December 31, 2021, however, the 20% of the Purchase Price has not been paid in the shares of common stock of the Company as of the date of this report.

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

19. RELATED PARTY TRANSACTION

As of March 31, 2022, the amounts due to the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Shaanxi Chunlv Ecological Agriculture Co. Ltd. (Chunlv)	$258,994	Shaanxi Fu Chen Venture Capital Management Co. Ltd. (“Fu Chen”) holds 80% interest of Chunlv; Two outside shareholders of the Company are shareholders of Fu Chen.	Accrued expenses, interest free and payment on demand.
Kai Xu	25,994	Deputy General Manager of a subsidiary of the Company	Accrued expenses, interest free and payment on demand.
Zhi Yan	280,983	General Manager of a subsidiary of the Company	Accrued expenses, interest free and payment on demand.
Jing Chen	25,005	Vice president of the Company	Accrued expenses, interest free and payment on demand.
Future Supply Chain Co., Ltd.	281,621	Fu Chen holds 100% interest of this company	Accrued expenses, interest free and payment on demand.
Reits (Beijing) Technology Co., Ltd	15,949	Zhi Yan is the legal representative of this company	Acquisition of intangibles upon the full completion of the online platform pursuant to an agreement originally entered between parties before Zhi Yan became a related party. The amount is interest free and payment on demand.
Shaanxi Fuju Mining Co., Ltd	3,308	Fu Chen holds 80% interest of the company	Accrued expenses, interest free and payment on demand.
Total	$891,854

As of March 31, 2022, the amounts due from the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Bin Wu	186	A shareholder of a Company’s subsidiary	Advance to pay for the incorporation costs of the establishment of the subsidiary in Dubai Amount is interest free and paument on demand.
OLA	14,022	Chief Executive Officer of a subsidiary of the Company and Chief Strategy Officer of the Company	Loan receivables, interest free and payment on demand.
Shaanxi Fu Chen Venture Capital Management Co. Ltd. (“Fu Chen”)	230,090	Two outside shareholders of the Company are shareholders of Fu Chen	Loan receivables, interest free and payment on demand.
Ming Yi	60,000	Chief Financial Officer of the Company	Prepaid expenses, interest free and payment on demand.
Total	$304,298

As of December 31, 2021, the amounts due to the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Zhi Yan	$286,045	General Manager of a subsidiary of the Company	Accrued expenses, interest free and payment on demand.
Jing Chen	37,604	Vice president of the Company	Accrued expenses, interest free and payment on demand.
Shaanxi Fu Chen Venture Capital Management Co. Ltd. (“Shaanxi Fu Chen”)	72,046	Two outside shareholders of the Company are shareholders of Shaanxi Fu Chen	Other payables, interest free and payment on demand.
Future Supply Chain Co., Ltd.	280,571	Shaanxi Fu Chen holds 100% interest of this company	Other payables, interest free and payment on demand.
Reits (Beijing) Technology Co., Ltd	15,881	Zhi Yan is the legal representative of this company

Acquisition of intangibles upon the full completion of the online platform pursuant to an agreement originally entered between parties before Zhi Yan became a related party.

The amount is interest free and payment on demand.

Shaanxi Chunlv Ecological Agriculture Co. Ltd.	257,876	Shaanxi Fu Chen holds 80% interest of this company	Other payables, interest free and payment on demand.
Ming Yi	8,942	Chief Financial Officer of the Company	Accrued expenses, interest free and payment on demand.
OLA	4,933	Chief Executive Officer of a subsidiary of the Company and Chief Strategy Officer of the Company	Other payables, interest free and payment on demand.
Kai Xu	25,509	Deputy General Manager of a subsidiary of the Company	Accrued expenses, interest free and payment on demand.
Shaanxi Fuju Mining Co., Ltd	3,295	Shaanxi Fu Chen holds 80% interest of this company	Other payables, interest free and payment on demand.
Total	$992,702

As of December 31, 2021, the amounts due from the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Shaanxi Fu Chen Venture Capital Management Co. Ltd. (“Shaanxi Fu Chen”)	235,268	Two outside shareholders of the Company are shareholders of Shaanxi Fu Chen	Loan receivables, interest free and payment on demand.
Bin Wu	26,145	A shareholder of a Company’s subsidiary	Advance to pay for the incorporation costs of the establishment of the subsidiary in Dubai Amount is interest free and payment on demand.
Total	$261,413

*	The related party transactions have been approved by the Company’s Audit Committee.

20. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. The applicable tax rate is 21% in 2022 and 2021. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022 and 2021, the Company had current income tax expenses of $187,953 and nil, respectively.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended March 31, 2022, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE.

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

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules imposed a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign-invested enterprises in the PRC, unless they qualify under certain limited exceptions. The tax rate for pre-tax profits below RMB 1 million is 2.5%; the tax rate for pre-tax profits between RMB1 million to RMB 3 million is 10%. E-Commerce Tianjin, Future Supply (Chengdu) Co., Ltd. and Future Big Data (Chengdu) Co., Ltd. were subject to an enterprise income tax rate of 2.5% and 10%. Other subsidiaries and VIE were subject to an enterprise income tax rate of 25%.

Future Fin Tech (HongKong) Limited, QR (HK) Limited and Nice Talent Asset Management Limited is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong.

FTFT UK LIMITED is incorporated in United Kingdom and is subject to United Kingdom Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant United Kingdom tax laws. The applicable tax rate is 19% in United Kingdom.

FTFT CAPITAL INVESTMENTS L.L.C is incorporated in Dubai, United Arab Emirates. The applicable tax rate is nil in Dubai, United Arab Emirates.

Digipay Fintech Limited is incorporated in British Virgin Island. The applicable tax rate is nil in British Virgin Island.

Reconciliation of the differences between the statutory EIT rate applicable to profits of the consolidated entities and the income tax expenses of the Company:

	2022	2021

Loss before taxation	$(2,510,418)	$(541,302)
PRC statutory tax rate	25%	25%
Computed expected benefits	(627,605)	(135,325)
Others, primarily the differences in tax rates	137,645	41,857
Effect of tax losses not recognized	677,913	93,468
Total	$187,953	$-

21. IMPAIRMENT LOSS

The Company recorded $0.25 million of impairment loss in three months ended 2022 relating to the short term investment mainly due to Future Private Equity Fund Management (Hainan) Co., Ltd. invested $2.05 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. Overall economic environment has worsened in China with Covid-19 outbreak and related lockdown in various cities in China in 2022, Ukraine war, inflation, looming recession worldwide. According to the market value, the Company’s balance of the short term investment was $1.8 million on March 31, 2022.

22. SHARE BASED COMPENSATION

Consulting Service Agreement

On January 25, 2020, the Company entered into a Consulting Service Agreement (the “Agreement”) with Dragon Investment Holding Limited (Malta) (the “Consultant”), a company incorporated in Malta, pursuant to which Consultant will: (i) help the Company to locate new merger projects globally, develop new merger strategy and provide the Company with at least five (5) merger and acquisition targets that have synergy with the Company’s business and development plans and could clearly contribute to the Company’s strategic goals each year; (ii) help the Company to map out new growth strategies in addition to its current business; (iii) work with the Company to explore new lines of business and associated growth strategies; and (iv) conduct market research and evaluating variable projects and providing feasibility studies per Company’s request from time to time. The term of the Agreement is three years. In consideration of the services to be provided by the Consultant to the Company, the Company agrees to pay the Consultant a three-year consulting fee totaling $3.0 million. The Company shall issue a total of 3,750,000 restricted shares of the Company Common Stock (the “Consultant Shares”) at a price of $0.794 per share (the closing price of the Agreement date), as the payment for the abovementioned consultant fee to the Consultant. On February 23, 2020, the Company issued the Consultant Shares pursuant to the Agreement, of which 1,500,000 shares were released to the Consultant immediately, 1,125,000 and 1,125,000 shares, respectively, will be held by the Company and released to the Consultant on January 25, 2021 and January 25, 2022 if this Agreement has not been terminated and there has been no breach of the Agreement by the Consultant at such time. If the second and/or third release of the shares mentioned above does not occur, such shares shall be returned to the Company as treasury shares. The shares contemplated in the Agreement were issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. For the year ended December 31, 2020, the Company recorded stock related compensation of $1.19 million, based on the stock closing price of $0.794 on the Agreement date, for the 1,500,000 shares which were released to the Consultant immediately upon issuance. On January 25, 2021, the Company recorded stock related compensation of $0.89 million, based on the stock closing price of $0.794 on the date of the Agreement, for the 1,125,000 shares which were released to the Consultant on January 25, 2021. On January 25, 2022, the Company released the final 1,125,000 shares to the Consultant and the Company has recognized stock related compensation of $0.89 million for the 1,125,000 shares.

Restricted net assets

PRC laws and regulations permit payments of dividends by the Company’s subsidiaries incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiaries incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless the reserve has reached 50% of their respective registered capital. Furthermore, registered share capital and capital reserve accounts are also restricted from distribution. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiaries incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends. The restriction amounted to $26.49 million (RMB 168,239,218) as of March 31, 2022. Except for the above or disclosed elsewhere, there is no other restriction on the use of proceeds generated by the Company’s subsidiaries to satisfy any obligations of the Company.

23. DISCONTINUED OPERATIONS

On November 12, 2020, CCM Tianjin and Chain Cloud Mall Logistics Center (Shanxi) Co., Ltd. entered into agreements to transfer their ownership of Hedetang Farm Products Trading Markets (Mei county) Co., Ltd. (“Hedetang Farm”) to third parties and the Company has discontinued the operations of Hedetang Farm. However, the ownership transfer process with local government was delayed due to COVID-19.

On April 9, 2021, FT Commercial Management (Beijing) Co., Ltd was deregistered, resulting in a loss on disposal of $ 351,914.

On August 2, 2021, Guangchengji (Guangdong) Industrial Co., Ltd was sold to a third party.

On November 4, 2021, Future Supply Chain Co., Ltd was transferred to a third party.

Loss from discontinued operations for March 31, 2022 and 2021 was as follows:

	March 31,	March 31,
	2022	2021
REVENUES	$-	$886
COST OF SALES	-	886
GROSS PROFIT	-	-

OPERATING EXPENSES:
General and administrative	-	66,612
(Recovery) of doubtful debts	-	(3,069)
Total	-	63,543

OTHER INCOME (EXPENSE)
Interest income	-	133,355
other income (expenses)	-	26,095
Total	-	159,450
Income from discontinued operations before income tax		95,907
Income tax provision	-	-
Income from discontinued operation before noncontrolling interest	$-	95,907
Loss on disposal of discontinued operations	-	(351,914)
LOSS FROM DISCONTINUED OPERATION	$-	$(256,007)

The major components of assets and liabilities related to discontinued operations are summarized below:

	March 31, 2022	December 31, 2021
Cash	$-	$-
Amount due from related parties	158	157
Total assets related to discontinued operations	$158	157

Accrued expenses	$-	$-
Amount due from related parties	-	-
Total liabilities related to discontinued operations	$-	$-

24. SEGMENT REPORTING

In its operation of the business, management, including our chief operating decision maker, who is our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with GAAP. The Company operates in four segments starting in fiscal 2021: shared shopping mall membership fee coal and aluminum ingots supply chain financing service and trading business and asset management service and others.

Due the COVID-19 pandemic and restriction on large gatherings in China, which have made the promotion strategy for its online e-commerce platforms difficult to implement and the Company has experienced difficulties to subscribe new members for its online e-commerce platforms. Due to lack of new members, difficulties in retaining old customers and significant decrease of revenue in e-commerce business, the Company began to provide supply chain financing services during the second quarter of 2021 and the Company acquired Nice Talent and started to provide asset management services since August 2021.

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

As of March 31, 2022:

	Coals and aluminum ingots supply chain financing/trading	Asset management service	Others	Total
Reportable segment revenue	-	3,456,376	9,989	3,466,365
Inter-segment loss	-	-	-	-
Revenue from external customers	-	3,456,376	9,989	3,466,365
Segment gross profit	-	1,777,988	9,989	1,787,977

As of March 31, 2021:

	CCM Shopping Mall Membership	Others	Total
Reportable segment revenue	$73	$7,426	$7,499
Revenue from external customers	$73	$7,426	$7,499
Segment gross profit	$73	$517	$590

25. COMMITMENTS AND CONTINGENCIES

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court”) on February 9, 2021 based on diversity of jurisdiction.  On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss.  FT Global argues that the Court should deny the Company’s motion to dismiss.  However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint.  On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan.  On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. On April 30, 2021, the Company served FT Global with its Initial Disclosures.  On May 6, 2021, FT Global served the Company with its Initial Disclosures.  On May 17, 2021, FT Global served the Company with its First Amended Initial Disclosures.  On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information.  The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the court concluded that additional information can be obtained through discovery.  The Company timely filed an answer and defenses to FT Global’s complaint on November 24, 2021.  On January 3, 2022, the Company propounded discovery requests upon FT Global, including interrogatories and requests for production of documents.  On March 23, 2022, the Company propounded requests for admission upon FT Global.  On March 24, 2022, FT Global propounded discovery requests upon the Company, including requests for production of documents and requests for admission. On April 1, 2022, FT Global served its response to the Company’s requests for production of documents. On May 13, 2022, FT Global served its responses to the Company’s interrogatories and requests for admissions.  On May 13, 2022, FT Global produced documents in response to the Company’s requests for production of documents. The Company will continue to vigorously defend the action against FT Global.

26. RISKS AND UNCERTAINTIES

Impact of COVID 19

In December 2019, a novel strain of coronavirus was reported and has spread throughout China and other parts of the world. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China.  In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China were closed and the employees worked from home at the end of January 20200 until late March 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have materially negatively impacted our business. Our suppliers were negatively affected, and could continue to be negatively affected in their ability to supply and ship products to our customers in case of any resurgence of COVID-19. Our customers that have been negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase products and services from us, which may materially adversely impact our revenue. The business operations of the third parties’ stores on our e-commerce platform have been and continue to be negatively impacted by the outbreak, which in turn adversely affects the business of our platform as a whole as well as our financial condition and operating results. The outbreak has had and continues to have disruption to our supply chain, logistics providers, customers or our marketing activities with the new variants of COVID-19, which could materially adversely impact our business and results of operations. Although China has already begun to recover from the outbreak of COVID-19, there are still outbreak in various cities and provinces due to new variants, including the recent outbreak of Omicron variant in Xi’an city, Hong Kong, Shanghai and Beijing in 2022 which have resulted quarantines, travel restrictions, and temporary closure of office buildings and facilities in these cities. The Company’s promotion strategy of CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences. Chinese government still puts a restriction on large gatherings. These restrictions made the promotion strategy for our online e-commerce platforms difficult to implement and the Company has experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, in June 2021, the Company suspended its cross-border e-commerce platform NONOGIRL. Also, since the second quarter of 2021, the Company has transformed its member-based Chain Cloud Mall to a sale agent based eCAAS platform and began to provide supply chain financing services.

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

27. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the condensed consolidated financial statements and no subsequent event is identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) and in this Form 10-Q. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2021 Form 10-K.

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

Overview of Our Business

Future FinTech is a holding company incorporated under the laws of the State of Florida. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to a real-name blockchain based e-commerce platform, supply chain financing service and trading business and financial technology business. The main business of the Company includes an online shopping platform, Chain Cloud Mall (“CCM”), which is based on blockchain technology; supply chain financing services and trading, financial technology service business and the application and development of blockchain-based technology in financial technology services. The Company has also expanded into financial services and cryptocurrency market data and information service businesses.

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

In December 2021, FTFT Capital Investments, LLC., a subsidiary of the Company, officially launched FTFTX, a cryptocurrency market data platform that provides investors with real-time cryptocurrency market data and trading information from a large number of cryptocurrency exchanges. The market data is available for Bitcoin, ETH, EOS, Litecoin, TRON and other cryptocurrencies at https://www.ftftx.com and via the FTFTX App on iOS and Android devices. The FTFTX app is free to download on Google Play and the Apple Store.

In March 2022, FTFT UK received has received approval to operate as an Electronic Money Directive (“EMD”) Agent and has been registered as such with the Financial Conduct Authority (FCA), a UK regulator. This status grants FTFT UK the ability to distribute or redeem e-money and provide certain financial services on behalf of an e-money institution (registration number 903050).

We are a holding company incorporated in Florida and we are not a Chinese operating company. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our subsidiaries in China, Hong Kong, Dubai and UK and we operate a blockchain based online shopping mall through contractual arrangements with a variable interest entity (VIE) –E-Commerce Tianjin, based in China and this structure involves unique risks. Our shares of common stock are shares of our Florida holding company, and we do not have any equity ownership of our VIE, instead we control and receive the economic benefits of our VIE’s business operations through certain contractual arrangements, which are used to replicate foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in value added telecom/e-commerce business. Chinese regulatory authorities could disallow the VIE structure, which could result in a material change in our operations and/or value of our shares, including that it could cause the value of shares to significantly decline or become worthless.

There are legal and operational risks associated with being based in and having a substantial majority of operations in China and Hong Kong. These risks could result in a material change in our operations and/or the value of our common stock or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our shares to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued an announcement to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. On February 15, 2022, Cybersecurity Review Measures published by Cyberspace Administration of China or the CAC, National Development and Reform Commission, Ministry of Industry and Information Technology, Ministry of Public Security, Ministry of State Security, Ministry of Finance, Ministry of Commerce, People’s Bank of China, State Administration of Radio and Television, China Securities Regulatory Commission (“CSRC”), State Secrecy Administration and State Cryptography Administration became effective, which provides that, Critical Information Infrastructure Operators (“CIIOs”) that intend to purchase internet products and services and Data Processing Operators (“DPOs”) engaging in data processing activities that affect or may affect national security shall be subject to the cybersecurity review by the Cybersecurity Review Office. On November 14, 2021, CAC published the Administration Measures for Cyber Data Security (Draft for Public Comments), or the “Cyber Data Security Measure (Draft)”, which requires cyberspace operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Comments) and the Management Rules Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Comments). On April 2, 2022, the CSRC released the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), which provides that PRC issuers listing their securities on foreign stock exchanges need to file a notice to CSRC. In the event that the above proposed provisions and rules are enacted, the relevant filing procedures of the CSRC and other governmental authorities may be required in connection with any offering of our securities. As of the date of this report, these new laws and guidelines that became effective have not impacted the Company’s ability to conduct its business, accept foreign investments, or list on a U.S. or other foreign stock exchange; however, new rules and regulations could be adopted and there are uncertainties in the interpretation and enforcement of existing laws and guidelines, which could materially and adversely impact our business and financial outlook and may impact our ability to accept foreign investments or continue to list on a U.S. or other foreign stock exchange. Our VIE and certain subsidiaries of the Company are incorporated and operating in mainland China and they have received all required permissions from Chinese authorities to operate their current business in China, including Business licenses, Bank Account Open Permits and Value Added Telecom Business License.

Chain Cloud Mall is a unique real-name based blockchain e-commerce shopping platform that integrates blockchain, internet technology. The CCM shared shopping mall platform is designed to be a block-chain based shopping mall for merchants and goods, not the exchange of digital currencies, and it currently only accepts payment from credit cards, Alipay and WeChat. Currently, Chain Cloud Mall adopts an “Enterprise Communication as A Service” or eCAAS platform which is a part of 3.15 China Responsible Brand Program run by the Anti-Counterfeiting Committee of China Foundation of Consumer Protection (the “Anti-Counterfeiting Committee”). Anti-Counterfeiting Committee reviews and accepts the companies to join its 3.15 China Responsible Brand Program. After acceptance, these companies are authorized to use anti-counterfeiting labels on their products which have authenticated joint signatures of these companies and Anti-Counterfeiting Committee that are recorded on the blockchain quality and safety traceability system controlled by the Anti-Counterfeiting Committee. The companies will sell such products on our eCAAS platform. The companies can also use sales agents to sell their products on our eCAAS platform and parties can negotiate the commission percentages for the products sold. Any new sales agent must be recommended by existing agents and pay a one-time fee to the eCAAS platform to be admitted as the authorized agent to provide sales agent services on the platform.

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

CCM Shopping Mall

Due to the lack of new member subscriptions caused by restrictions on our promotion strategy for the control of spread of COVID-19, we have transformed the CCM shopping mall from a member based platform to a sale agent based eCAAS platform since the second quarter of 2021. The eCAAS platform is entrusted by the Anti-Counterfeiting Committee to run its Responsible Brand Program.

Anti-Counterfeiting Committee reviews and accepts the companies to join its Responsible Brand Program. After acceptance, these companies are authorized to use 315 anti-counterfeiting labels on their products and sell them on our eCAAS platform. The companies can also use sales agents to sell their products on our eCAAS platform and parties can negotiate the commission percentages for the products sold. Any new sales agent must be recommended by existing agents and pay a one-time fee to the eCAAS platform to be admitted as the authorized agent to provide sales agent services on the platform.

Coal and Aluminum Ingots Supply Chain Financing Service and Trading

Since the second quarter of 2021, we started coal supply chain financing service and trading business. Since the third quarter of 2021, we started aluminum ingots supply chain financing service and trading business.

Our supply chain finance business mainly serves the receivables and payables for industrial customers, obtains the creditor’s rights or rights of commodity goods for large state-owned enterprises through trade execution, provides customers with working capital, accelerates capital turnover, and then expands the business scale and improves the industrial value.

Through our supply chain service ability and customer resources, we can tap into low-risk assets, flexibly carry out financial services around the actual financial needs of certain industries, and reduce the overall risk of the business by using the control of business flow, goods logistics and capital flow in the process of commodity circulation.

We focus on bulk coal and aluminum ingots and take large state-owned or listed companies as the core service targets; We use our own funds as the operation basis, actively uses a variety of channels and products of financing, such as banks, commercial factoring companies, accounts receivable, asset-backed securities, and other innovative financing methods to obtain sufficient funds.

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

NTAM mainly engages in following asset management services for its clients:

(1) Equity Investment

NTAM manages clients’ investment portfolio in stocks of the companies listed on the international markets with strong liquidity. At the same time, it selects companies that have unique or differentiated businesses, realizing above average profit growth.

(2) Debt investment

When NTAM manages clients’ investment portfolio in bonds that are denominated in major international currencies such as US dollar, euro and sterling, the issuer of debts shall have good credit rating and asset liability ratio. Through active management, NTAM focus on bonds with higher yield to maturity among bonds with the same maturity and credit rating.

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

NTAM’s main revenue is generated from providing professional advices to clients and management fees for managing the investment of the clients. As of March 31, 2022, NTAM has approximately US$242 million assets under its management.

Recent Developments Related to the COVID-19 Outbreak

In December 2019, a novel strain of coronavirus was reported and has spread throughout China and other parts of the world. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China.  In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China were closed and the employees worked from home at the end of January 20200 until late March 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have materially negatively impacted our business. Our suppliers were negatively affected, and could continue to be negatively affected in their ability to supply and ship products to our customers in case of any resurgence of COVID-19. Our customers that have been negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase products and services from us, which may materially adversely impact our revenue. The business operations of the third parties’ stores on our e-commerce platform have been and continue to be negatively impacted by the outbreak, which in turn adversely affects the business of our platform as a whole as well as our financial condition and operating results. The outbreak has had and continues to have disruption to our supply chain, logistics providers, customers or our marketing activities with the new variants of COVID-19, which could materially adversely impact our business and results of operations. Although China has already begun to recover from the outbreak of COVID-19, there are still outbreak in various cities and provinces due to new variants, including the recent outbreak of Omicron variant in Xi’an city, Hong Kong, Shanghai and Beijing in 2022, which have resulted quarantines, travel restrictions, and temporary closure of office buildings and facilities in these cities. The Company’s promotion strategy of CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences. Chinese government still puts a restriction on large gatherings. These restrictions made the promotion strategy for our online e-commerce platforms difficult to implement and the Company has experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, in June 2021, the Company suspended its cross-border e-commerce platform NONOGIRL. Also, since the second quarter of 2021, the Company has transformed its member-based Chain Cloud Mall to a sale agent based eCAAS platform and began to provide supply chain financing services.

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

Results of Operations

Comparison of Three Months ended March 31, 2022 and 2021:

Revenue

The following table presents our consolidated revenues for the three months ended March 31, 2022 and 2021, respectively:

	Three months ended March 31,		Change
	2022	2021	Amount	%
CCM Shopping Mall Membership	-	73	(73)	(100)%
Asset management service	3,456,376	-	3,456,376	-
Coals and aluminum ingots supply chain financing/trading	-	-	-	-
Others	9,989	7,426	2,563	34.5%
Total	$3,466,365	$7,499	$3,458,866	46124.4%

The increase in revenue for the three months ended March 31, 2022 was primarily due to the revenue from asset management service. This is a new business we acquired during the third quarter 2021.

CCM Shopping Mall Membership fees decreased from $73 for the three months ended March 31, 2021 to $0 for the same period of 2022, because there was no new membership enrollment and the Company has transformed its business model of CCM Shopping Mall from a member-based platform to a sales agent based eCAAS platform since the second quarter of 2021. Due to COVID-19 related restriction on large gathering for meetings and conferences which primarily used by us before the pandemic for marketing and business development of new members, we were unable to attract new member enrollment and have transformed business model for the platform.

Coals and aluminum ingots supply chain financing/trading is a new business we started since the second quarter of 2021. Due to COVID-19 outbreak and related quarantines, travel restrictions and lockdown in various cities in China during the first quarter 2022, the Company did not have any coals and aluminum ingots supply chain financing/trading business during the first quarter 2022.

Others are mainly platform service fees and promotion income for the stores on the platform .

Gross Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended March 31, 2022 and 2021, respectively:

	Three months ended March 31,
	2022		2021
	Gross profit	Gross margin	Gross profit	Gross margin
CCM Shopping Mall Membership	-	-	73	100%
Asset management service	1,777,988	51.4%	-	-
Coals and aluminum ingots supply chain financing/trading	-	-	-	-
Others	9,989	100%	517	7.0%
Total	$1,787,977	51.6%	$590	7.9%

Overall gross margin as a percentage of revenue was 51.6% for the three months ended March 31, 2022, an increase of 42.7% compared to 8.9% for the same period of last fiscal year, mainly due to more revenues from the asset management service. This is a new business we acquired during the third quarter 2021.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended March 31, 2022 and 2021, respectively: (in thousands)

	First quarter of 2022		First quarter of 2021
	Amount	% of revenue	Amount	% of revenue
General and administrative	$3,410	98.4%	$1,534	21,914.3%
Research and Development expenses	433	12.5%	-	-
Selling expenses	370	10.7%	13	185.7%
Bad debt provision	2	0.1%	(15)	(214.3)%
Impairment Loss	249	7.2%	-	-
Total operating expenses	$4,464	128.8%	$1,532	21,885.7%

General and administrative expenses increased by $1.88 million, or 122.3%, from $1.53 million to $3.4 million for the three months ended March 31, 2022, compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly due to increased service fee for finding acquisition projects during the three months ended March 31, 2022.

Selling expenses increased by $0.36 million during the three months ended March 31, 2022, compared to the same period of last fiscal year. The increase in selling expenses was mainly due to increased salaries and advertising fees.

The Company recorded $0.25 million of impairment loss in three months ended March 31, 2022 relating to short term investment which mainly due to Future Private Equity Fund Management (Hainan) Co., Ltd. invested $2.05 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. Overall economic environment has worsened in China with Covid-19 outbreak and related lockdown in various cities in China in 2022, Ukraine war, inflation, looming recession worldwide. According to the market value, the Company’s balance of the short term investment was$1.8 million on March 31, 2022.

The Company recorded $0.43 million of research and development expenses. Research and development expenses include salaries, contracted services, as well as the related expenses of our research and product development team, and expenditures relating to our efforts to develop, design, and enhance our service to our clients. This is new expense since the third quarter 2021.

Other Income (Expense), Net

Other expenses, net decreased by $0.82 million to $0.17 million for the three months ended March 31, 2022 from $0.99 million in the same period of the last fiscal year, primarily due to disposal of current payments with Chain Future Digital Tech (Beijing) Co., Ltd during three months ended on March 31, 2021.

Income Tax

Tax provision increased by $0.19 million for the three months ended March 31, 2022. We did not have tax provision for the same period of the last fiscal year.

Non-controlling Interests

As of March 31, 2022, Shaanxi Chunlv Ecological Agriculture Co., Ltd. (“Shaanxi Chunlv”) holds 20.0% interest in Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited, Nature Worldwide Resources Ltd. holds 40% interest in DCON DigiPay Limited (“DCON Digipay”).

Loss from Continuing Operations

Loss from continuing operations increased by $2.16 million from $0.54 million for the three months ended March 31, 2021 to $2.70 million for the same period of 2022 mainly due to a increase in operating expenses, as discussed above.

Loss on disposal of discontinued operations

Loss on disposal of discontinued operation was $0.35 million for the three months ended March 31, 2021, which was relating to deregistered Chain Future Digital Tech (Beijing) Co., Ltd during the first quarter of 2021.

Loss per Share

Basic and diluted loss per share from continuing operations were $0.04 and $0.04 for the three months ended March 31, 2022, respectively, as compared to a loss of $0.01 and $0.01 for the same periods of 2021, respectively. Basic and diluted income per share attributable to discontinued operations was nil for the three months ended March 31, 2022 respectively. Basic and diluted loss per share attributable to discontinued operations was $0.01 and $0.01 for the three months ended March 31, 2021, respectively.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $53.64 million, as compared to $50.27 million as of December 31, 2021. The increase in cash, cash equivalents and restricted cash was mainly due to receipt of payment for coals and aluminum ingots supply chain financing and trading business from last year.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was positive $63.08 million, as of March 31, 2022, an increase of $18.89 million from working capital of positive $44.19 million, as of March 31, 2021, mainly due to an increase in current assets and a decrease in current liabilities.

Net cash used in operating activities decreased by $0.80 million to $0.64 million for the three months ended March 31, 2022 from a cash inflow of $1.44 million for the same period of the last fiscal year. The decrease in net cash used by operating activities was primarily due to impairment of short term investment during the first quarter of 2022.

Net cash used in investing activities was increased $0.41 million to $0.41 million for the three months ended March 31, 2022 from nil for the same period of the last fiscal year.

Net cash provided in financing activities for the three months ended March 31, 2022 was $3.56 million representing an decrease of $30.78 million, as compared to cash provided by financing activities of $34.33 million during the three months ended March 31, 2021. The decrease in cash provided by financing activities was mainly due to financing from the issuance of shares of common stock during the three months ended March 31, 2021.

Off-balance sheet arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal interim financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Changes to Internal Control over Financial Reporting

Other than discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court) on February 9, 2021 based on diversity of jurisdiction. On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss. FT Global argues that the Court should deny the Company’s motion to dismiss. However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint. On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan. On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. On April 30, 2021, the Company served FT Global with its Initial Disclosures. On May 6, 2021, FT Global served the Company with its Initial Disclosures. On May 17, 2021, FT Global served the Company with its First Amended Initial Disclosures. On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information. The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the court concluded that additional information can be obtained through discovery. The Company timely filed an answer and defenses to FT Global’s complaint on November 24, 2021. On January 3, 2022 the Company propounded discovery requests upon FT Global, including interrogatories and requests for production of documents. On March 23, 2022, the Company propounded requests for admission upon FT Global. On March 24, 2022, FT Global propounded discovery requests upon the Company, including requests for production of documents and requests for admission. On April 1, 2022, FT Global served its response to the Company’s requests for production of documents. On May 13, 2022, FT Global served its responses to the Company’s interrogatories and requests for admissions.  On May 13, 2022, FT Global produced documents in response to the Company’s requests for production of documents. The Company will continue to vigorously defend the action against FT Global.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the three months ended March 31, 2022 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

May 16, 2022

By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 16, 2022