Form 10-Q
period 2022-06-30
Future FinTech Group Inc.
filed 2022-08-15
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Class	Outstanding at August 12, 2022
Common Stock, $0.001 par value per share	73,114,147

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30 , 2022	December 31, 2021
		(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$42,031,220	$50,273,517
Short term Investment	1,263,550	2,191,294
Accounts receivable, net	1,380,169	9,101,816
Notes receivable	1,174,122	-
Advances to suppliers and other current assets	5,822,537	2,927,699
Loan receivables	11,586,500	6,000,000
Other receivables, net	3,173,546	1,965,159
Amount due from related parties	20,431	261,413
Assets related to discontinued operations	-	157
TOTAL CURRENT ASSETS	$66,452,075	$72,721,055

Property, plant and equipment, net	$2,955,161	$3,163,052
Right of use assets	15,665	113,163
Intangible assets	618,593	76,140
Goodwill	15,693,022	15,583,675
TOTAL NON-CURRENT ASSETS	$19,282,441	$18,936,030
TOTAL ASSETS	$85,734,516	$91,657,085

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$28,540	$79
Accrued expenses and other payables	1,302,246	1,298,598
Advances from customers	1,647,979	2,893
Dividend payables	-	63,477
Lease liability-current	15,665	113,163
Amounts due to related parties	238,676	992,702
Deferred liabilities	3,740,260	3,740,260
Liabilities related to discontinued operations	-	1,019,496
TOTAL CURRENT LIABILITIES	$6,973,366	$7,230,668

NON-CURRENT LIABILITIES
Long term debt	178,800	188,215
Deferred liabilities	$3,557,808	$3,384,044
TOTAL NON-CURRENT LIABILITIES	3,736,608	3,572,259
TOTAL LIABILITIES	$10,709,974	$10,802,927
Commitments and contingencies (Note 24)
STOCKHOLDER’S EQUITY

Future FinTech Group, Inc, Stockholders’ equity
Common stock, $0.001 par value; 300,000,000 shares authorized; 70,067,147 shares and 70,067,147 shares issued and outstanding as of June 30, 2022 and December 31, 2021 respectively	$70,067	$70,067
Additional paid-in capital	221,416,496	220,523,246
Statutory reserve	61,382	61,382
Accumulated deficits	(143,245,468)	(138,611,914)
Accumulated other comprehensive loss	(2,285,669)	(597,862)
Total Future FinTech Group, Inc. stockholders’ equity	76,016,808	81,444,919
Non-controlling interests	(992,266)	(590,761)
Total stockholders’ equity	75,024,542	80,854,158
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,734,516	$91,657,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021*	2022	2021*
Revenue	$7,418,277	$1,346,924	$10,884,642	$1,354,423
Cost of revenue	6,042,857	1,295,659	7,721,245	1,302,568
Gross profit	1,375,420	51,265	3,163,397	51,855

Operating Expenses
General and administrative expenses	2,649,979	790,768	6,060,389	2,324,645
Research and dvelopment expenses	770,105	-	1,203,160	-
Selling expenses	349,209	10,090	719,678	23,035
Impairment Loss	448,611	-	697,123	-
(Recovery) Provision of doubtful debts	(29)	(30)	1,973	(15,254)
Total operating expenses	4,217,875	800,828	8,682,323	2,332,426

Loss from operations	(2,842,455)	(749,563)	(5,518,926)	(2,280,571)

Other (expenses) income
Interest income	242,713	5,458	415,943	9,569
Interest expenses	(2,942)	-	(6,018)	(3,913)
Other income (expenses), net	389,938	(532,300)	385,837	457,208
Total other income (expenses), net	629,709	(526,842)	795,762	462,864

Loss from Continuing Operations before Income Tax	(2,212,746)	(1,276,405)	(4,723,164)	(1,817,707)
Income tax provision	(123,788)	-	(311,741)	-
Loss from Continuing Operations	(2,336,534)	(1,276,405)	(5,034,905)	(1,817,707)

Discontinued Operations (Note 22)
(Loss) Gain on disposal of discontinued operations	(154)	508,407	(154)	156,493
Income from discontinued operations	-	364,520	-	460,427

NET LOSS	(2,336,688)	(403,478)	(5,035,059)	(1,200,787)
Less: Net Loss attributable to non-controlling interests	(226,296)	-	(401,505)	-
Net loss from continued operations attributable to Future Fintech Group, Inc.	$(2,110,392)	$(403,478)	$(4,633,554)	$(1,200,787)
Other comprehensive income (loss)
Loss from continued operations	(2,336,534)	(1,276,405)	(5,034,905)	(1,817,707)
Foreign currency translation – continued operations	(1,505,190)	18,220	(1,687,807)	30,908
Comprehensive loss - continued operation	(3,841,724)	(1,258,185)	(6,722,712)	(1,786,799)
Net income (loss) from discontinued operations	(154)	872,927	(154)	616,920
Foreign currency translation – discontinued operations	-	(62,507)	-	1,049
Comprehensive income (loss) - discontinued operation	(154)	810,420	(154)	617,969
Comprehensive Loss	(3,841,878)	(447,765)	(6,722,866)	(1,168,830)
Less: Net loss attributable to non-controlling interests	(226,296)	-	(401,505)	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	(3,615,582)	(447,765)	(6,321,361)	(1,168,830)

Earnings (Loss) per share:
Basic loss per share from continued operation	$(0.03)	$(0.02)	$(0.07)	$(0.03)
Basic earnings per share from discontinued operation	-	0.01	-	0.01
	$(0.03)	(0.01)	$(0.07)	$(0.02)

Diluted Earnings (Loss) per share:
Diluted loss per share from continued operation	$(0.03)	(0.02)	$(0.07)	$(0.03)
Diluted earnings per share from discontinued operation	-	0.01	-	0.01
	$(0.03)	(0.01)	$(0.07)	$(0.02)
Weighted average number of shares outstanding
Basic	70,067,147	53,798,156	70,067,147	54,324,447
Diluted	70,624,938	54,355,947	70,624,938	54,882,238

*	Reclassification- certain reclassifications have been made to the financial statements for the period ended June 30, 2021 to conform to the presentation for the period ended June 30, 2022, with no effect on previously reported net income (loss).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Future Fintech Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months ended June 30, 2021

	Common Stock		Additional paid-in	Accumulated	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	deficits	loss	interests	Total
Balance at March 31, 2021	59,583,486	$59,583	$169,891,428	$(125,181,610)	$(321,769)	$(47,459)	$44,400,173
Issuance of common stocks - cash	5,737,706	5,738	32,374,754	-	-	-	32,380,492
Net loss from continued operations	-	-	-	(1,276,405)	-	-	(1,276,405)
Net income from discontinued operations	-	-	-	364,520	-	-	364,520
Foreign currency translation adjustment	-	-	-	-	18,220	-	18,220
Disposal of discontinued operation	-	-	-	508,407	(62,508)	-	445,899
Balance at June 30, 2021	65,321,192	$65,321	$202,266,182	$(125,585,088)	$(366,057)	$(47,459)	$76,332,899

Three Months ended June 30, 2022

						Accumulative
			Additional			other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	deficits	loss	interests	Total
Balance at March 31, 2022	70,067,147	$70,067	$221,416,496	61,382	$(141,135,076)	$(780,479)	$(765,970)	$78,866,420
Net loss	-	-	-	-	(2,110,238)	-	(226,296)	(2,336,534)
Foreign currency translation adjustment	-	-	-	-	-	(1,505,190)	-	(1,505,190)
Disposition of discontinued operation	-	-	-	-	(154)	-	-	(154)
Balance at June 30, 2022	70,067,147	$70,067	$221,416,496	61,382	$(143,245,468)	$(2,285,669)	$(992,266)	$75,024,542

Six Months ended June 30, 2021

	Common Stock		Additional paid-in	Accumulated	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	deficits	loss	interests	Total
Balance at December 31, 2020	50,053,606	$50,053	$133,510,862	$(124,384,301)	$(398,014)	$(47,459)	$8,731,141
Issuance of common stocks - cash	15,267,586	15,268	67,862,070	-	-	-	67,877,338
Net loss from continued operations	-	-	-	(1,817,707)	-	-	(1,817,707)
Net income from discontinued operations	-	-	-	460,427	-	-	460,427
Share-based payments-service	-	-	893,250	-	-	-	893,250
Foreign currency translation adjustment	-	-	-	-	30,908	-	30,908
Disposal of discontinued operation	-	-	-	156,493	1,049	-	157,542
Balance at June 30, 2021	65,321,192	$65,321	$202,266,182	$(125,585,088)	$(366,057)	$(47,459)	$76,332,899

Six Months ended June 30, 2022

						Accumulative
			Additional			other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	deficits	loss	interests	Total
Balance at December 31, 2021	70,067,147	$70,067	$220,523,246	61,382	$(138,611,914)	$(597,862)	$(590,761)	$80,854,158
Net loss	-	-	-	-	(4,633,400)	-	(401,505)	(5,034,905)
Share-based payments-service	-	-	893,250	-	-	-	-	893,250
Foreign currency translation adjustment	-	-	-	-	-	(1,687,807)	-	(1,687,807)
Disposition of discontinued operation	-	-	-	-	(154)	-	-	(154)
Balance at June 30, 2022	70,067,147	$70,067	$221,416,496	61,382	$(143,245,468)	$(2,285,669)	$(992,266)	$75,024,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,035,059)	$(1,200,787)
Net (loss) income from discontinued operation	(154)	616,920
Net loss from continuing operations	(5,034,905)	(1,817,707)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	90,182	1,411
Amortization	28,233	2,500
Provision (Recovery) of doubtful debts	1,973	(15,254)
Share-based payments	893,250	893,250
Impairment of short term investment	697,123	-
Interest expenses related to convertible note	-	(96,691)
Changes in operating assets and liabilities
Accounts receivable	2,519,226	(851,560)
Notes receivable	(1,174,122)	-
Other receivable	(1,198,592)	(182,587)
Advances to suppliers and other current assets	(2,894,838)	12,226
Accounts payable	28,461	818,903
Proceeds from amounts due from related parties, net	122,329	127,438
Repayment of amounts due to related parties, net	(242,828)	(1,180,054)
Accrued expenses	(569,006)	(789,516)
Taxes payable	(41,133)	-
Advances from customers	1,645,086	209
Net Cash Used in Operating Activities – Continued Operations	(5,129,561)	(3,077,432)
Net Cash Used in Operating Activities – Discontinued Operations	3	(1,247,917)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(52,019)	(7,308)
Payment for loan receivable	(11,363,000)	-
Repayment of loan receivable	6,000,000	-
Purchase of intangible assets	(570,351)	-
Net Cash Used in Investing Activities from Continued Operations	(5,985,370)	(7,308)
Net Cash Used in Investing Activities from Discontinuing Operations	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of issuance costs	-	67,877,338
Repayment of convertible payable	-	(1,163,146)
Payment of dividends to the non-controlling interest	(63,477)	-
Proceeds from loan payable	4,199,879	170,429
Net cash provided by financing activities	4,136,402	66,884,621

Effect of change in exchange rate	(1,263,771)	39,062

NET INCREASE IN CASH AND CASH EQUIVALENTS	(8,242,297)	62,591,026
Cash and cash equivalents, beginning of period	50,273,517	9,425,312
Cash and cash equivalents, end of period	42,031,220	72,016,338
Less: Cash and cash equivalents from the discontinued operations, end of period	-	(85,056)
Cash and cash equivalents, from the continuing operations, end of period	$42,031,220	$71,931,282

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Deferred liabilities	$173,764	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	41,133	-
Interest paid	6,018	3,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CORPORATE INFORMATION

Future FinTech Group Inc. (the “Company”) is a holding company incorporated under the laws of the State of Florida. The main business of the Company includes an online shopping platform, Chain Cloud Mall, which is based on blockchain technology, supply chain financing services and trading, assets management, and cryptocurrency market data services. The Company is also engaged in the development of blockchain based e-Commerce technology, cryptocurrency mining, cryptocurrency investment management as well as financial service technology businesses. Prior to 2019, the Company engaged in the production and sales of fruit juice concentrates, fruit juice beverages and other fruit-related products in the People’s Republic of China (“PRC”, or “China”), and overseas markets. Due to the drastically increased production cost and tightened environmental law in China, the Company has transformed its business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology, supply chain financing services and trading, assets management and cryptocurrency market data service.

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

On August 11, 2021, the Company established Future Private Equity Fund Management (Hainan) Co., Ltd. Its business is investment fund management.

On November 22, 2021, the Company established FTFT Digital Number One, Ltd., an investment fund.

On November 22, 2021, the Company established Future Fintech Digital Number One Offshore, LLC., an investment fund.

On December 15, 2021, the Company established FTFT Supercomputing Inc. Its business is bitcoin and other cryptocurrency mining and related services.

On April 14, 2022, the Company established Future Trading (Chengdu) Co., Ltd. Its business is coal and aluminum ingots supply chain financing services and trading.

On April 18, 2022, the Company and Future Fintech (Hong Kong) Limited, a wholly owned subsidiary of the Company jointly acquired 100% equity interest of KAZAN S.A., a company incorporated in Republic of Paraguay for $288. The Company owns 90% and FTFT HK owns 10% of Kazan S.A., respectively. Kazan S.A. has no operation before the acquisition. The Company plans to develop bitcoin and other cryptocurrency mining and related services in Paraguay. The Company has changed its name from KAZAN S.A to FTFT Paraguay S.A. on July 28, 2022.

The Company’s business and operations are principally conducted by its subsidiaries and its blockchain based e-commerce platform business is conducted through its Variable Interest Entity (“VIE”) - Cloud Chain E-Commerce (Tianjin) Co., Ltd., formerly known as Chain Cloud Mall E-Commerce (Tianjin) Co., Ltd. (“E-Commerce Tianjin”) in the PRC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2022 and the results of operations and cash flows for the periods ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three to six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2022. The balance sheet of December 31, 2021 has been derived from the audited financial statements at that date.

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

On June 27, 2022, Chain Cloud Mall Logistics Center (Shanxi) Co., Ltd. was dissolved and deregistered.

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

The Company incurred operating losses amounted $5.03 million and had negative operating cash flows amounted $5.13 million as of June 30, 2022 and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has raised funds through issuance of convertible notes and common stock.

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

If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value less cost to sell.

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

Our cash and cash equivalents are classified within level 1 of the fair value hierarchy because they are value using quoted market price.

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

Three Months ended June 30, 2022:

	Income	Share	Pre-share amount

Loss from continuing operations	$(2,110,238)	70,067,147	$(0.03)
Loss from discontinuing operations	$(154)	70,067,147	$-

Basic EPS:
Loss available to common stockholders from continuing operations	$(2,110,238)	70,067,147	$(0.03)
Loss available to common stockholders from discontinuing operations	$(154)	70,067,147	$-

Dilutive EPS:

Warrants	-	557,791	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(2,110,238)	70,624,938	$(0.03)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$(154)	70,624,938	$-

Three Months ended June 30, 2021:

	Income	Share	Pre-share amount

Loss from continuing operations	$(1,276,405)	53,798,156	$(0.02)
Income from discontinuing operations	$872,927	53,798,156	$0.01

Basic EPS:
Loss available to common stockholders from continuing operations	$(1,276,405)	53,798,156	$(0.02)
Income available to common stockholders from discontinuing operations	$872,927	53,798,156	$0.01

Dilutive EPS:

Warrants	-	557,791	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(1,276,405)	54,355,947	$(0.02)
Diluted Earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$872,927	54,355,947	$0.01

For the six months ended June 30, 2022:

	Income	Share	Pre-share amount

Loss from continuing operations	$(5,034,905)	70,067,147	$(0.07)
Loss from discontinuing operations	$(154)		$-

Basic EPS:
Loss available to common stockholders from continuing operations	$(5,034,905)	70,067,147	$(0.07)
Loss available to common stockholders from discontinuing operations	$(154)	70,067,147	$-

Dilutive EPS:

Warrants	-	557,791	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(5,034,905)	70,624,938	$(0.07)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$(154)	70,624,938	$-

For the six months ended June 30, 2021:

	Income	Share	Pre-share amount

Loss from continuing operations	$(1,817,707)	54,324,447	$(0.03)
Income from discontinuing operations	$616,920	54,324,447	$0.01

Basic EPS:
Loss available to common stockholders from continuing operations	$(1,817,707)	54,324,447	$(0.03)
Income available to common stockholders from discontinuing operations	$616,920	54,324,447	$0.01

Dilutive EPS:

Warrants		557,791	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(1,817,707)	54,882,238	$(0.03)
Diluted Earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$616,920	54,882,238	$0.01

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

The Company has assessed its accounts receivable including credit term and corresponding all its accounts receivables in June 2022. Upon such credit terms, bad debt expense was $1,973 and $(15,254) during the six months ended June 30, 2022 and 2021, respectively. There is no accounts receivable balance overdue for over 90 days as of June 30, 2022 and December 31, 2021.

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

Intangible Assets

Acquired intangible assets are recognized based on their cost to the Company, which generally includes the transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the Company’s book. These assets are amortized over their useful lives if the assets are deemed to have a finite life and they are reviewed for impairment by testing for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The fair value of an intangible asset is the amount that would be determined if the entity used the assumptions that market participants would use if they were pricing the intangible asset. The useful life of the Company’s intangible assets is ten years, which is determined by using the time period that an intangible is estimated to contribute directly or indirectly to a Company’s future cash flows.

Foreign Currency and Other Comprehensive Income (Loss)

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency; however, the reporting currency of the Company is the USD. Assets and liabilities of the Company’s foreign subsidiaries have been translated into USD using the exchange rate at the balance sheet dates, while equity accounts are translated using historical exchange rate. The exchange rate we used to convert RMB to USD was 6.71 and 6.38 at the balance sheet dates of June 30, 2022 and December 31, 2021, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert RMB to USD were 6.48 and 6.47 for six months ended June 30, 2022 and 2021, respectively.

The exchange rate we used to convert HKD to USD was 7.85 at the balance sheet dates of June 30, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rate we used to convert HKD to USD was 7.83 for six months ended June 30, 2022.

The exchange rate we used to convert GBP to USD was 0.82 at the balance sheet dates of June 30, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rate we used to convert GBP to USD was 0.77 for six months ended June 30, 2022.

The exchange rate we used to convert AED to USD was 3.67 at the balance sheet dates of June 30, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rate we used to convert AED to USD was 3.67 for six months ended June 30, 2022.

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

Goodwill

The Company tests goodwill for impairment for its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. The Company did not note any events occurred or circumstances indicated the fair value of a reporting unit was below its carrying value as of June 30, 2022.

Short-term investments

Short-term investments consist primarily of investments in fixed deposits with original maturities between three months and one year and certain investments in wealth management products and other investments that the Company has the intention to redeem within one year. As of June 30, 2022 and December 31, 2021, the short-term investments amounted to $1.26 million and $2.19 million, respectively.

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

E-commerce Tianjin was incorporated by Mr. Zeyao Xue and Mr. Kai Xu solely for the purpose of holding the operation license of the Chain Cloud Mall System. Mr. Zeyao Xue is a major shareholder of the Company and the son of Mr. Yongke Xue, the President of the Company. Mr. Kai Xu was the Chief Operating Officer of the Company and currently is the Deputy General Manager of FT Commercial Group Ltd., a wholly owned subsidiary of the Company and vice president of blockchain division of the Company.

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

3. VARIABLE INTEREST ENTITY

The carrying amount of the VIE’s consolidated assets and liabilities are as follows:

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Current assets	$94,310	$46,721
Property and equipment, net	220	469
Intangible assets	36,506	36,231
Total assets	131,036	83,421
Total liabilities	(256,900)	(270,413)
Net assets	$(125,864)	$(186,992)

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Current liabilities:
Accounts payable	$19,361	$79
Accrued expenses and other payables	5,241	1,112
Advances from customers	2,748	2,893
Amount due to related party	229,550	266,329
Total current liabilities	256,900	270,413
Total liabilities	$256,900	$270,413

The summarized operating results of the VIE’s are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021*	2022	2021*
Revenue	$652	$24	$652	$6,638
Gross profit	639	13	640	603
Net loss	(51,194)	(44,817)	(94,752)	(20,949)

4. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Coal and Aluminum Ingots Supply Chain Financing/Trading	$-	$7,938,152
Asset management service	1,380,169	1,163,664
Total accounts receivable	1,380,169	9,101,816

The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	June 30,	December 31,
	2022	2021

Debtor A	79.06%	87.22%
Debtor B	13.15%	10.60%
Debtor C	4.09%	1.14%
Total accounts receivable, net	96.30%	98.96%

5. NOTE RECEIVABLES

As of June 30, 2022, the balance of note receivables was $1.17 million, which was from third party.

The Company accepted $1.17 million (RMB7.88 million) bank acceptance drafts from third party interest free of accounts receivable. The acceptance draft was issued on April 28, 2022 and has a maturity date of April 28, 2023.

6. OTHER RECEIVABLES

As of June 30, 2022, the balance of other receivables was $3.17 million.

On September 1, 2021, FTFT UK Limited, a company organized under the laws of United Kingdom and a wholly owned subsidiary of the Company entered into a Share Purchase Agreement (the “Agreement”) with Rahim Shah, a resident of United Kingdom (“Seller”). Under this agreement, FTFT UK Limited (the “Buyer”) agreed to acquire 100% of the issued and outstanding shares (the “Sale Shares”) of Khyber Money Exchange Ltd. (“Khyber”), a company incorporated in England and Wales from the Seller for a total of Euros €685,000 (“Purchase Price”). Buyer deposited Euros €685,000 ($0.72 million) for the Purchase Price and £400,000 ($0.48 million) for cash balance expected to be left in the bank account of Khyber upon the closing (subject to refund to the Buyer upon the actual amount in Khyber’s account at closing) to Buyer’s solicitors to be held by Buyer’s solicitors in their client account upon the final closing of the acquisition.

April 22, 2022, Champion Energy Services, LLC and FTFT Supercomputing Inc. signed an Electricity Sales and Purchases Agreement. Upon enrollment of FTFT Supercomputing Inc.’s facilities, Champion Energy Services, LLC shall sell and deliver, or engage a third party (including Local Utility) to deliver, and FTFT Supercomputing Inc. shall purchase and receive, 100% of FTFT Supercomputing Inc.’s electricity requirements for enrolled FTFT Supercomputing Inc.’s facilities at the Delivery Point(s) solely for use at FTFT Supercomputing Inc’s facilities. FTFT Supercomputing Inc shall provide an initial amount of Adequate Assurance to Champion Energy Services, LLC in the form of a cash deposit amounted $1.00 million.

In addition, other receivables included deposit paid and prepayments amounting to $0.97 million.

7. LOAN RECEIVABLES

As of June 30, 2022, the balance of loan receivables was $11.59 million, which was from third parties.

On September 8, 2021, FUCE Future Supply Chain (Xi’an) Co., Ltd., a wholly owned subsidiary of the Company, entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FUCE Future Supply Chain (Xi’an) Co., Ltd. loaned an amount of US$0.22 million (RMB1.5million) to the third party at the annual interest rate of 5% from September 8, 2021 to September 7, 2022.

On March 10, 2022, Future FinTech (Hong Kong) Limited (“FTFT HK”), a wholly owned subsidiary of the Company, entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of US$5 million to the third party at the annual interest rate of 10% from March 10, 2022 to September 9, 2022.

On May 30, 2022, FTFT HK entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of US$ 6.36 million to the third party at the annual interest rate of 10% from May 31, 2022 to May 30,2023.

8. SHORT TERM INVESTMENT

As of June 30, 2022, the balance of short term investment was $1.26 million. On September 6, 2021, Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.94 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. According to the market value, the Company’s balance of the short term investment was $1.26 million on June 30, 2022.

9. ADVANCES TO SUPPLIERS AND OTHER CURRENT ASSETS

The amount of advances to suppliers and other current assets consisted of the followings:

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Prepayments for Coal and Aluminum Ingots Supply Chain Financing/Trading	$5,315,262	$2,243,295
Prepaid expenses	237,428	439,404
Others	269,847	245,000
Total	5,822,537	2,927,699

10. GOODWILL

As of June 30, 2022, the balance of goodwill mainly represented an amount of $15.69 million that arose from acquisition of Nice Talent Asset Management Limited (“Nice Talent”) in 2021. On August 6, 2021, the Company through its wholly owned subsidiary Future FinTech (Hong Kong) Limited., completed its acquisition of 90% of the issued and outstanding shares of Nice Talent from Joy Rich Enterprises Limited (“Joy Rich”) for HK$144,000,000 (the “Purchase Price”) which shall be paid in the shares of common stock of the Company (the “Company Shares”). 60% of the Purchase Price ($11.22 million) paid in 2,244,156 shares of common stock of the Company on August 4, 2021. 40% of the Purchase Price ($7.21 million) shall be paid in shares of common stock of the Company upon the completion of the audited reports for Nice Talent with 20% for each of the years ended on December 31, 2021 and December 31, 2022, respectively. Nice Talent has met the performance requirements for the year ended on December 31, 2021, however, the 20% of the Purchase Price has not been paid in the shares of common stock of the Company to Joy Rich as of the date of this report.

11. ACQUISITION

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

As required by ASC 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Non-controlling Interest, management conducted a review to reassess whether they identified all the assets acquired and all the liabilities assumed, and followed ASC 805-20’s measurement procedures for recognition of the fair value of net assets acquired.

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

12. LEASES

The Company’s non-cancellable operating leases consist of leases for office space. The Company is the lessee under the terms of the operating leases. For the six months ended June 30, 2022, the operating lease cost was $0.02 million.

The Company’s operating lease has remaining lease term of approximately one month. As of June 30, 2022, the weighted average remaining lease term and weighted average discount rate were 0.08 years and 6%, respectively.

Maturities of lease liabilities were as follows:

Operating
As of June 30,	Lease
From July 1, 2022 to July 31, 2022	$15,665
Total	$15,665
Less: amounts representing interest	$-
Present Value of future minimum lease payments	15,665
Less: Current obligations	(15,665)
Long term obligations	$-

13. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Office equipment, fixtures and furniture	$218,425	$173,551
Vehicle	551,124	595,569
Leasehold Improvement	37,540	37,779
Subtotal	807,089	806,899
Less: accumulated depreciation and amortization	(184,582)	(99,323)
Construction in progress	2,338,557	2,461,690
Impairment	(5,903)	(6,214)
Total	2,955,161	3,163,052

Depreciation expense included in general and administration expenses for the six months ended June 30, 2022 and 2021 was $90,182 and $1,411, respectively. Depreciation expense included in cost of sales for the six months ended June 30, 2022 and 2021 was $0 and $0, respectively.

14. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Trademarks	$894	$941
System and software	2,594,759	2,126,791
Subtotal	2,595,653	2,127,732
Less: accumulated depreciation and amortization	(169,191)	(148,533)
Less: impairment	(1,807,869)	(1,903,059)
Total	618,593	76,140

Amortization expense included in general and administration expenses for the six months ended June 30, 2022 and 2021 was $28,233 and $2,500, respectively. Amortization expense included in cost of sales for the six months ended June 30, 2022 and 2021 was $0 and $0, respectively.

15. LONG TERM DEBT

As of June 30, 2022, loan payables were $0.18 million, which consisted of the loan payable of $0.18 million to Shaanxi Entai Bio-Technology Co., Ltd.

The loan from Shaanxi Entai Bio-Technology Co., Ltd of $0.18 million was interest free and has no assets pledged for this loan from August 1, 2019 to August 1, 2024.

As of December 31, 2021, loan payables were $0.19 million, which consisted of the loan payable of $0.19 million to Shaanxi Entai Bio-Technology Co., Ltd.

The loan from Shaanxi Entai Bio-Technology Co., Ltd of $0.19 million was interest free and has no assets pledged for this loan from August 1, 2019 to August 1, 2024.

16. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables consisted of the followings:

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Legal fee and other professionals	$39,504	$280,647
Wages and employee reimbursement	169,210	272,093
Suppliers	380,274	155,043
Accruals	713,258	590,815
Total	$1,302,246	$1,298,598

17. CONVERTIBLE NOTES PAYABLE

As of June 30, 2022 and December 31, 2021, convertible debt consisted of the following:

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Beginning	$-	$1,163,146
Addition	-	-
Payment	-	(1,163,146)
Conversion	-	-
Balance	$-	$-

18. DEFERRED LIABILITIES

As of June 30, 2022, the balance of deferred liabilities mainly represented an amount of $7.30 million that arose from the payment for the remaining 40% of the Purchase Price of the acquisition of Nice Talent Asset Management Limited (“Nice Talent”). 20% of the Purchase Price (current $3.74 million, non-current $3.56 million) shall be paid in shares of common stock of the Company upon the completion of the audited reports for Nice Talent for each of the years ended on December 31, 2021 and December 31, 2022, respectively. Nice Talent has met the performance requirements for the year ended on December 31, 2021, however, the 20% of the Purchase Price has not been paid in the shares of common stock of the Company as of the date of this report.

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

19. RELATED PARTY TRANSACTION

As of June 30, 2022, the amounts due to the related parties consisted of the followings:

Name	Amount (US$)	Relationship	Note
Zhi Yan	223,590	General Manager of a subsidiary of the Company	Accrued expenses, interest free and payment on demand.
Reits (Beijing) Technology Co., Ltd	15,086	Zhi Yan is the legal representative of this company	Acquisition of intangibles upon the full completion of the online platform pursuant to an agreement originally entered between parties before Zhi Yan was the general manager of our subsidiary. The amount is interest free and payment on demand.
Total	$238,676

As of June 30, 2022, the amounts due from the related parties consisted of the followings:

Name	Amount (US$)	Relationship	Note
Kai Xu	2,953	Deputy General Manager of a subsidiary of the Company and VP of the blockchain division of the Company	Prepaid expenses, interest free and payment on demand.
Ming Yi	13,522	Chief Financial Officer of the Company	Prepaid expenses, interest free and payment on demand.
OLA	3,956	Chief Executive Officer of a subsidiary of the Company and Chief Strategy Officer of the Company	Prepaid expenses, interest free and payment on demand.
Total	$20,431

As of December 31, 2021, the amounts due to the related parties consisted of the followings:

Name	Amount (US$)	Relationship	Note
Zhi Yan	$286,045	General Manager of a subsidiary of the Company	Accrued expenses, interest free and payment on demand.
Jing Chen	37,604	Vice president of the Company	Accrued expenses, interest free and payment on demand.
Shaanxi Fu Chen Venture Capital Management Co. Ltd. (“Shaanxi Fu Chen”)	72,046	Two outside shareholders of the Company are shareholders of Shaanxi Fu Chen	Other payables, interest free and payment on demand.
Future Supply Chain Co., Ltd.	280,571	Shaanxi Fu Chen holds 100% interest of this company	Other payables, interest free and payment on demand.
Reits (Beijing) Technology Co., Ltd	15,881	Zhi Yan is the legal representative of this company	Acquisition of intangibles upon the full completion of the online platform pursuant to an agreement originally entered between parties before Zhi Yan became a related party.
			The amount is interest free and payment on demand.
Shaanxi Chunlv Ecological Agriculture Co. Ltd.	257,876	Shaanxi Fu Chen holds 80% interest of this company	Other payables, interest free and payment on demand.
Ming Yi	8,942	Chief Financial Officer of the Company	Accrued expenses, interest free and payment on demand.
OLA	4,933	Chief Executive Officer of a subsidiary of the Company and Chief Strategy Officer of the Company	Other payables, interest free and payment on demand.
Kai Xu	25,509	Deputy General Manager of a subsidiary of the Company and VP of the blockchain division of the Company	Accrued expenses, interest free and payment on demand.
Shaanxi Fuju Mining Co., Ltd	3,295	Shaanxi Fu Chen holds 80% interest of this company	Other payables, interest free and payment on demand.
Total	$992,702

As of December 31, 2021, the amounts due from the related parties consisted of the followings:

Name	Amount (US$)	Relationship	Note
Shaanxi Fu Chen Venture Capital Management Co. Ltd. (“Shaanxi Fu Chen”)	235,268	Two outside shareholders of the Company are shareholders of Shaanxi Fu Chen	Loan receivables*, interest free and payment on demand.
Bin Wu	26,145	A shareholder of a Company’s subsidiary	Advance to pay for the incorporation costs of the establishment of the subsidiary in Dubai* Amount is interest free and payment on demand.
Total	$261,413

*	The related party transactions have been approved by the Company’s Audit Committee.

19. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal United States federal taxation. The applicable tax rate is 21% in 2022 and 2021. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the six months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the Company had current income tax expenses of $311,741 and nil, respectively.

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

FTFT CAPITAL INVESTMENTS L.L.C is incorporated in Dubai, United Arab Emirates. The applicable tax rate is nil in Dubai, United Arab Emirates.

Digipay Fintech Limited is incorporated in British Virgin Island. The applicable tax rate is nil in British Virgin Island.

Reconciliation of the differences between the statutory EIT rate applicable to profits of the consolidated entities and the income tax expenses of the Company:

	2022	2021

Loss before taxation	$(4,723,164)	$(1,817,707)
Notional tax on profit before CIT and Hong Kong
Computed expected tax expense	(1,180,791)	(454,427)
Others, primarily the difference in tax rates	306,902	53,939
Deferred tax assets losses not recognized	1,185,630	400,488
Total	$311,741	$-

20. IMPAIRMENT LOSS

The Company recorded $0.70 million of impairment loss in six months ended 2022 relating to the short term investment mainly due to Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.94 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. Overall economic environment has worsened in China with Covid-19 outbreak and related lockdown in various cities in China in 2022, Ukraine war, inflation, looming recession worldwide. According to the market value, the Company’s balance of the short term investment was $1.26 million on June 30, 2022.

21. SHARE BASED COMPENSATION

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

Restricted net assets

PRC laws and regulations permit payments of dividends by the Company’s subsidiaries incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiaries incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless the reserve has reached 50% of their respective registered capital. Furthermore, registered share capital and capital reserve accounts are also restricted from distribution. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiaries incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends. The restriction amounted to $25.95 million (RMB168,239,218) as of June 30, 2022. Except for the above or disclosed elsewhere, there is no other restriction on the use of proceeds generated by the Company’s subsidiaries to satisfy any obligations of the Company.

22. DISCONTINUED OPERATIONS

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

On June 27, 2022, Chain Cloud Mall Logistics Center (Shanxi) Co., Ltd. was dissolved and deregistered.

Loss from discontinued operations for June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES	$-	594,658	-	593,772
COST OF SALES	-	574,568	-	573,682
GROSS PROFIT	-	20,090	-	20,090

OPERATING EXPENSES:
General and administrative	-	(197,073)	-	(130,461)
Bad debt provision	-	(6)	-	(3,075)
Total	-	(197,079)	-	(133,536)
OTHER INCOME (EXPENSE)
Interest income	-	147,953	-	281,308
Other income(expenses) net	-	(602)	-	25,493
Total	-	147,351	-	306,801

Income from discontinued operations before income tax	-	364,520	-	460,427
Income tax provision				-
Income from discontinued operation before non-controlling interest	-	364,520	-	460,427
(Loss) Income on disposal of discontinued operations	(154)	508,407	(154)	156,493
(LOSS) INCOME FROM DISCONTINUED OPERATION	(154)	872,927	(154)	616,920

The major components of assets and liabilities related to discontinued operations are summarized below:

	June 30, 2022	December 31, 2021
Cash	$-	$-
Property, plant and equipment, net	-	-
Other current assets	-	-
Amount due from related parties	-	157
Total assets related to discontinued operations	$-	157

Accrued expenses	$-	$-
Amount due to related parties	-	-
Total liabilities related to discontinued operations	$-	$-

23. SEGMENT REPORTING

In its operation of the business, management, including our chief operating decision maker, who is our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with GAAP. The Company operates in four segments starting in fiscal 2021: “shared shopping mall membership fee coal and aluminum ingots supply chain financing service and trading business and asset management service and others”.

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

Three months ended June 30, 2022

	Asset management service	Coals and Aluminum Ingots supply chain financing/ trading	Others	Total
Reportable segment revenue	$3,696,433	$3,654,981	$66,863	$7,418,277
Inter-segment loss	-	-	-	-
Revenue from external customers	$3,696,433	3,654,981	66,863	7,418,277
Segment gross profit	$1,248,314	$60,255	$66,851	$1,375,420

Three months ended June 30, 2021

	CCM Shopping Mall Membership	Coals and Aluminum Ingots supply chain financing/ trading	Others	Total
Reportable segment revenue	$12	$1,346,899	$13	$1,346,924
Inter-segment loss	-	-	-	-
Revenue from external customers	$12	1,346,899	13	1,346,924
Segment gross profit	$12	$51,252	$1	$51,265

Six months ended June 30, 2022:

	Asset management service	Coal and Aluminum Ingots supply chain financing/ trading	Others	Total
Reportable segment revenue	$7,152,808	$3,654,982	$76,852	$10,884,642
Inter-segment loss	-	-	-	-
Revenue from external customers	$7,152,808	3,654,982	76,852	10,884,642
Segment gross profit	$3,026,301	$60,256	$76,840	$3,163,397

Six months June 30, 2021:

	CCM Shopping Mall Membership	Coal and Aluminum Ingots supply chain financing/ trading	Others	Total
Reportable segment revenue	$85	$1,347,785	$6,553	$1,354,423
Inter-segment loss	-	-	-	-
Revenue from external customers	$85	1,347,785	6,553	1,354,423
Segment gross profit	$85	$51,252	$518	$51,855

24. COMMITMENTS AND CONTINGENCIES

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court”) on February 9, 2021 based on diversity of jurisdiction. On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss. FT Global argues that the Court should deny the Company’s motion to dismiss. However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint. On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan. On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. On April 30, 2021, the Company served FT Global with its Initial Disclosures. On May 6, 2021, FT Global served the Company with its Initial Disclosures. On May 17, 2021, FT Global served the Company with its First Amended Initial Disclosures. On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information. The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the Court concluded that additional information can be obtained through discovery. The Company timely filed an answer and defenses to FT Global’s complaint on November 24, 2021. On January 3, 2022, the Company propounded discovery requests upon FT Global, including interrogatories and requests for production of documents. On March 23, 2022, the Company propounded requests for admission upon FT Global. On March 24, 2022, FT Global propounded discovery requests upon the Company, including requests for production of documents and requests for admission. On April 1, 2022, FT Global served its response to the Company’s requests for production of documents. On May 13, 2022, FT Global served its responses to the Company’s interrogatories and requests for admissions.  On May 13, 2022, FT Global produced documents in response to the Company’s requests for production of documents. On June 3, 2022, the Company produced documents in response to FT Global’s requests for production of documents. On August 3, 2022, the Company took the deposition of FT Global. On August 5, 2022, FT Global took the deposition of the Company. On August 3, 2022, the Court granted the parties’ Consent Motion to Extend Discovery Period extending the discovery period from August 5, 2022 to September 14, 2022 and the deadline to file dispositive motions to October 12, 2022. The Company will continue to vigorously defend the action against FT Global.

25. RISKS AND UNCERTAINTIES

Impact of COVID 19

In December 2019, a novel strain of coronavirus was reported and has spread throughout China and other parts of the world. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China. In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China were closed and employees worked from home at the end of January 2020 until late March 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have negatively impacted our business. Our suppliers were negatively affected, and could continue to be negatively affected in their ability to supply and ship products to our customers in case of any resurgence of COVID-19. Our customers that have been negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase products and services from us, which may materially adversely impact our revenue. The business operations of the third parties’ stores on our e-commerce platform have been and continue to be negatively impacted by the outbreak, which in turn adversely affects the business of our platform as a whole as well as our financial condition and operating results. The outbreak has had and continues to have disruption to our supply chain, logistics providers, customers or our marketing activities with the new variants of COVID-19, which could materially adversely impact our business and results of operations. Although China has already begun to recover from the outbreak of COVID-19, there are still outbreak in various cities and provinces due to new variants, including the recent outbreak of Omicron variant in Xi’an city, Hong Kong, Shanghai and Beijing in 2022 which have resulted quarantines, travel restrictions, and temporary closure of office buildings and facilities in these cities. The Company’s promotion strategy of CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences. Chinese government still puts a restriction on large gatherings. These restrictions made the promotion strategy for our online e-commerce platforms difficult to implement and the Company has experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, in June 2021, the Company suspended its cross-border e-commerce platform NONOGIRL. Also, since the second quarter of 2021, the Company has transformed its member-based Chain Cloud Mall to a sale agent based eCAAS platform and began to provide supply chain financing services.

The global economy has also been materially negatively affected by the COVID-19 and there is continued severe uncertainty about the duration and intensity of its impacts. The Chinese and global growth forecast is extremely uncertain, which would seriously affect customer spending on our business.

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

26. SUBSEQUENT EVENTS

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

Overview of Our Business

Future FinTech is a holding company incorporated under the laws of the State of Florida. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to a real-name blockchain based e-commerce platform, supply chain financing service and trading business and financial technology business. The main business of the Company includes an online shopping platform, Chain Cloud Mall (“CCM”), which is based on blockchain technology, supply chain financing services and trading, assets management, and cryptocurrency market data services. The Company is also engaged in the development of blockchain based e-Commerce technology, cryptocurrency mining, cryptocurrency investment management as well as financial service technology businesses. The Company has also expanded into financial services and cryptocurrency market data and information service businesses.

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

In December 2021, FTFT Capital Investments, L.L.C., a subsidiary of the Company, officially launched FTFTX, a cryptocurrency market data platform that provides investors with real-time cryptocurrency market data and trading information from a large number of cryptocurrency exchanges. The market data is available for Bitcoin, ETH, EOS, Litecoin, TRON and other cryptocurrencies at https://www.ftftx.com and via the FTFTX App on iOS and Android devices. The FTFTX app is free to download on Google Play and the Apple Store.

In March 2022, FTFT UK received has received approval to operate as an Electronic Money Directive (“EMD”) Agent and has been registered as such with the Financial Conduct Authority (FCA), a UK regulator. This status grants FTFT UK the ability to distribute or redeem e-money and provide certain financial services on behalf of an e-money institution (registration number 903050).

On April 18, 2022, the Company and Future Fintech (Hong Kong) Limited, a wholly owned subsidiary of the Company jointly acquired 100% equity interest of KAZAN S.A., a company incorporated in Republic of Paraguay for $288. The Company owns 90% and FTFT HK owns 10% of Kazan S.A., respectively. Kazan S.A. has no operation before the acquisition. The Company plans to develop bitcoin and other cryptocurrency mining and related services in Paraguay. The Company has changed its name from KAZAN S.A to FTFT Paraguay S.A. on July 28, 2022.

April 22, 2022, Champion Energy Services, LLC and FTFT Supercomputing Inc. signed an Electricity Sales and Purchases Agreement. Upon enrollment of FTFT Supercomputing Inc.’s facilities, Champion Energy Services, LLC shall sell and deliver, or engage a third party (including Local Utility) to deliver, and FTFT Supercomputing Inc. shall purchase and receive, 100% of FTFT Supercomputing Inc.’s electricity requirements for enrolled FTFT Supercomputing Inc.’s facilities at the Delivery Point(s) solely for use at FTFT Supercomputing Inc’s facilities. FTFT Supercomputing Inc. is developing cryptocurrency mining related business and services.

In June, Future Fintech Labs Inc. (“FTFT Labs") have teamed up with a third-party money transfer company to launch a cross-border money transfer app Tempo to offer US-based immigrants and other users a streamlined, secure and cost-effective way to send money to friends and family among other parties in Mexico, India and the United Kingdom. By working with the money transfer company and other service providers that are registered with FinCEN and have licenses for money transmission business, FTFT Labs has developed Tempo that can provide its customers with a multicurrency digital wallet that makes sending money to Mexico, India or the UK easier and more cost-effective than many other remittance services who charge high fees per transfer.

We are a holding company incorporated in Florida and we are not a Chinese operating company. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our subsidiaries in China, Hong Kong, Dubai, U.S. and UK and we operate a blockchain based online shopping mall through contractual arrangements with a variable interest entity (VIE) –E-Commerce Tianjin, based in China and this structure involves unique risks. Our shares of common stock are shares of our Florida holding company, and we do not have any equity ownership of our VIE, instead we control and receive the economic benefits of our VIE’s business operations through certain contractual arrangements, which are used to replicate foreign investment in Chinese-based companies where Chinese law prohibits foreign invested equity exceeding 50% in value added telecom/e-commerce business. Chinese regulatory authorities could disallow the VIE structure, which could result in a material change in our operations and/or value of our shares, including that it could cause the value of shares to significantly decline or become worthless.

There are legal and operational risks associated with being based in and having a substantial majority of operations in China and Hong Kong. These risks could result in a material change in our operations and/or the value of our common stock or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our shares to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued an announcement to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. On February 15, 2022, Cybersecurity Review Measures published by Cyberspace Administration of China or the CAC, National Development and Reform Commission, Ministry of Industry and Information Technology, Ministry of Public Security, Ministry of State Security, Ministry of Finance, Ministry of Commerce, People’s Bank of China, State Administration of Radio and Television, China Securities Regulatory Commission (“CSRC”), State Secrecy Administration and State Cryptography Administration became effective, which provides that, Critical Information Infrastructure Operators (“CIIOs”) that intend to purchase internet products and services and Data Processing Operators (“DPOs”) engaging in data processing activities that affect or may affect national security shall be subject to the cybersecurity review by the Cybersecurity Review Office. On November 14, 2021, CAC published the Administration Measures for Cyber Data Security (Draft for Public Comments), or the “Cyber Data Security Measure (Draft)”, which requires cyberspace operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Comments) and the Management Rules Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Comments). On April 2, 2022, the CSRC released the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), which provides that PRC issuers listing their securities on foreign stock exchanges need to file a notice to CSRC. In the event that the above proposed provisions and rules are enacted, the relevant filing procedures of the CSRC and other governmental authorities may be required in connection with any offering of our securities. As of the date of this report, the new laws and guidelines that became effective have not impacted the Company’s ability to conduct its business, accept foreign investments, or list on a U.S. or other foreign stock exchange; however, new rules and regulations could be adopted and there are uncertainties in the interpretation and enforcement of existing laws and guidelines, which could materially and adversely impact our business and financial outlook and may impact our ability to accept foreign investments or continue to list on a U.S. or other foreign stock exchange. Our VIE and certain subsidiaries of the Company are incorporated and operating in mainland China and they have received all required permissions from Chinese authorities to operate their current business in China, including Business licenses, Bank Account Open Permits and Value Added Telecom Business License.

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

The Company started its trial operation of NONOGIRL, a cross-border e-commerce platform, in March 2020 and formally launched it in July 2020. The cross-border e-commerce platform aimed to build a new s2b2c (supplier to business and consumer) outsourcing sales platform dominated by social media influencers. It was aimed at the growing female consumer market, with the ability to broadcast, short video, and all forms communication through the platform. It could also create a sales oriented sharing ecosystem with other major social media used by customers. The Company’s promotion strategy previously mainly relied on the training of members and distributors through meetings and conferences. Due to the outbreak of COVID-19, the Chinese government put a restriction on large gatherings. These restrictions made the promotion strategy for our online e-commerce platforms difficult to be implemented and the Company has experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, in June 2021, the Company suspended its cross-border e-commerce platform (NONOGIRL). Also, since the second quarter of 2021, the Company has transformed its member-based business model of Chain Cloud Mall to a sale agent based eCAAS platform and began to provide supply chain financing services and trading of coal for coal mines and power generation plants as well as aluminum ingots.

The Company currently has ten direct wholly-owned subsidiaries: DigiPay FinTech Limited (“DigiPay”), a company incorporated under the laws of the British Virgin Islands, Future FinTech (Hong Kong) Limited, a company incorporated under the laws of Hong Kong, GlobalKey Shared Mall Limited, a company incorporated under the laws of Cayman Islands (“GlobalKey Shared Mall”), Tianjin Future Private Equity Fund Management Partnership, a Limited Partnership under the laws of China, FTFT UK Limited, a company incorporated under the laws of United Kingdom, Future Fintech Digital Capital Management, LLC, a company incorporated under the laws of Connecticut, Future Fintech Digital Number One GP, LLC, a company incorporated under the laws of Connecticut, Future FinTech Labs Inc., a company incorporated under the laws of New York and FTFT SuperComputing Inc. a company incorporated under the laws of Ohio and FTFT Paraguay S.A., a company incorporated under the law of Republic of Paraguay.

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

Our supply chain finance business mainly serves the receivables and payables for industrial customers, obtains the creditor’s rights or rights of commodity goods for large state-owned enterprises through trade execution, provides customers with working capital, accelerates capital turnover, and then expands the business scale and improves the business value.

Through our supply chain service ability and customer resources, we can tap into low-risk assets, flexibly carry out financial services for the actual financial needs of certain industries, and reduce the overall risk of the business by using the control of business flow, goods logistics and capital flow in the process of commodity circulation.

We focus on bulk coal and aluminum ingots and take large state-owned or listed companies as the core service targets; We use our own funds as the operation basis, actively use a variety of channels and products of financing, such as banks, commercial factoring companies, accounts receivable, asset-backed securities, and other innovative financing methods to obtain sufficient funds.

We sign purchase and sale agreements with suppliers and buyers. The suppliers are responsible for the supply and transportation of coal to the end users’ designated freight yard or transfer the title of aluminum ingots to us in certain warehouses. We select the customers and suppliers that have good credit and reputation.

Asset Management Service

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

NTAM’s main revenue is generated from providing professional advices to clients and management fees for managing the investment of the clients. As of June 30, 2022, NTAM has approximately US$273 million assets under its management.

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

Results of Operations

Comparison of Three Months ended June 30, 2022 and 2021:

Revenue

The following table presents our consolidated revenues for the three months ended June 30, 2022 and 2021, respectively:

	Three months ended June 30,		Change
	2022	2021	Amount	%
CCM Shopping Mall Membership	-	12	(12)	(100.00)%
Coal and Aluminum Ingots Supply Chain Financing/Trading	3,654,981	1,346,899	2,308,082	171.36%
Asset management service	3,696,433	-	3,696,433	-
Others	66,863	13	66,850	514230.77%
Total	$7,418,277	$1,346,924	$6,071,353	450.76%

CCM Shopping Mall Membership fees decreased from $12 for the three months ended June 30, 2021 to $0 for the three months ended June 30, 2022 because there was no new membership enrollment and the Company has transformed its business model of CCM Shopping Mall from a member-based platform to a sales agent based eCAAS platform since the second quarter of 2021. Due to COVID-19 related restriction on large gathering for meetings and conferences which primarily used by us before the pandemic for marketing and business development of new members, we were unable to attract new member enrollment and have transformed business model for the platform.

Coal and Aluminum Ingots Supply Chain Financing/Trading business increased from $1.35 million for the three months ended June 30, 2021 to $3.65 million for the three months ended June 30, 2022. The COVID-19 outbreak in Xi’an and other cities that we had our supply chain services in first quarter 2022 result in the coal and aluminum ingot income was nil in first quarter 2022. As the outbreak of pandemic is mostly under control in China and business are generally back to normal, the income the coal and aluminum ingot increased in second quarter 2022.

Asset management service increased from $0 for the three months ended June 30, 2021 to $3.70 million for the three months ended June 30, 2022. This is a new business we acquired during the third quarter 2021.

Other revenues increased from $13 from three months ended June 30, 2021 to $66,863 for the three months ended June 30, 2022, which were mainly interest income and subsidiary income of NTAM under Employment Support Scheme 2022 from Hong Kong government under the Anti-epidemic Fund to provide wage subsidies to employees during the three months ended June 30, 2022, which we did not have for the same period of 2021.

Cost of revenues

	Three months ended June 30,		Change
	2022	2021	Amount	%
CCM Shopping Mall Membership	-	-	-	-
Coal and Aluminum Ingots Supply Chain Financing/Trading	3,594,726	1,295,647	2,299,079	177.45%
Asset management service	2,448,119	-	2,448,119	-
Others	12	12	-	-
Total	$6,042,857	1,295,659	4,747,198	366.39%

Cost of revenues for the Coal and Aluminum Ingots Supply Chain Financing/Trading was $3.59 million and $1.30 million for the three months ended June 30, 2022 and 2021, respectively, representing an increase of 177.45%. The increase in cost of revenues was in line with an increase in revenue.

Cost of revenues for the asset management service increased from $0 for the three months ended June 30, 2021 to $2.45 million for the three months ended June 30, 2022. This is a new business we acquired during the third quarter 2021.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended June 30, 2022 and 2021, respectively:

	Three months ended June 30,
	2022		2021
	Gross profit	Gross margin	Gross profit	Gross margin
CCM Shopping Mall Membership	-	-	12	100.00%
Coal Supply and Aluminum Ingots Chain Financing/Trading	60,255	1.65%	51,252	3.81%
Asset management service	1,248,314	33.77%	-	-
Others	66,851	99.98%	1	7.69%
Total	$1,375,420	18.54%	$51,265	3.81%

Overall gross margin as a percentage of revenue was 18.54% for the three months ended June 30, 2022, an increase of 14.73% compared to 3.81% for the same period of last fiscal year, mainly due to more revenues from the asset management service. This is a new business we acquired during the third quarter 2021. The others were mainly interest income and subsidiary income of NTAM under Employment Support Scheme 2022 from Hong Kong government under the Anti-epidemic Fund to provide wage subsidies to employees during the three months ended June 30, 2022, which we did not have for the same period of 2021.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended June 30, 2022 and 2021, respectively: (in thousands)

	June 30, 2022		June 30, 2021
	Amount	% of revenue	Amount	% of revenue
General and administrative	$2,650	35.72%	$791	58.72%
Research and Development expenses	770	10.38%	-	-
Selling expenses	349	4.70%	10	0.74%
Impairment Loss	449	6.05%	-	-
Total operating expenses	$4,218	56.86%	$801	59.47%

General and administrative expenses increased by $1.86 million, or 235.02%, from $0.79 million to $2.65 million for the three months ended June 30, 2022, compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly due to increased professional service fees for acquisition projects and certain training and consulting fees for the acquired and newly established companies during the three months ended June 30, 2022.

The Company recorded $0.77 million of research and development expenses. Research and development expenses include salaries, contracted services, as well as the related expenses of our research and product development team. The research and development expenditures also include research, develop, design, and enhance our wealth management options and services to our clients, which is related to the new business we acquired since the third quarter 2021since the third quarter 2021.

Selling expenses increased by $0.34 million during the three months ended June 30, 2022, the increase in selling expenses was mainly due to increased salary and advertising fee.

The Company recorded $0.45 million of impairment loss in three months ended June 30, 2022 relating to short term investment which mainly due to Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.94 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. The impairment loss relating to short term investment was due to that overall economic environment has worsened in China with Covid-19 outbreak and related lockdown in various cities in China in 2022, Ukraine war, inflation, looming recession worldwide. According to the market value, the Company’s balance of the short term investment was $1.26 million on June 30, 2022.

Other (Expense) Income, Net

Other expenses, net increased by $1.16 million to positive $0.63 million for the three months ended June 30, 2022 from negative $0.53 million in the same period of the last fiscal year, primarily due to increased interest income and subsidiary income of NTAM under Employment Support Scheme 2022 from Hong Kong government under the Anti-epidemic Fund to provide wage subsidies to employees during the three months ended June 30, 2022.

Income Tax

Tax provision increased by $0.12 million for the three months ended June 30, 2022. We did not have tax provision for the same period of the last fiscal year.

Non-controlling Interests

Shaanxi Chunlv Ecological Agriculture Co., Ltd. (“Shaanxi Chunlv”) holds 20.0% interest in Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited, which was dissolved and deregistered on June 27, 2022. Nature Worldwide Resources Ltd. holds 40% interest in DCON DigiPay Limited (“DCON Digipay”), Each of Bin Wu and Lixiong Huang holds 25% and 20% interest in FTFT Capital Investments L.L.C., respectively.

Loss from Continuing Operations

Loss from continuing operations increased by $1.06 million from $1.27 million for the three months ended June 30, 2021 to $2.33 million for the same period of 2022 mainly due to the increase in operating expenses, as discussed above.

Loss on disposal of discontinued operations

Loss on disposal of discontinued operation was $154 for the three months ended June 30, 2022, which was related to the dissolution and deregistration of Chain Cloud Mall Logistics Center (Shanxi) Co., Ltd. on June 27, 2022.

Comparison of Six Months Ended June 30, 2022 and 2021

Revenue

The following table presents our consolidated revenues for the six months ended June 30, 2022 and 2021, respectively:

	Six months ended June 30,		Change
	2022	2021	Amount	%
CCM Shopping Mall Membership	-	85	(85)	(100)%
Coal and Aluminum Ingots Supply Chain Financing/Trading	3,654,982	1,347,785	2,307,197	171.18%
Asset management service	7,152,808	-	7,152,808	-
Others	76,852	6,553	70,299	1072.78%
Total	$10,884,642	$1,354,423	$9,530,219	703.64%

CCM Shopping Mall Membership fees decreased from $85 for the six months ended June 30, 2021 to $0 for the three months ended June 30, 2022 because there was no new membership enrollment and the Company has transformed its business model of CCM Shopping Mall from a member-based platform to a sales agent based eCAAS platform since the second quarter of 2021. Due to COVID-19 related restriction on large gathering for meetings and conferences which primarily used by us before the pandemic for marketing and business development of new members, we were unable to attract new member enrollment and have transformed business model for the platform.

Coal and Aluminum Ingots Supply Chain Financing and Trading business increased from $1.35 million for the six months ended June 30, 2021 to $3.65 million for the six months ended June 30, 2022. The COVID-19 outbreak in Xi’an and other cities that we had our supply chain services in first quarter 2022 result in the coal and aluminum ingot income was nil in first quarter 2022. outbreak of pandemic is mostly under control in China and business are generally back to normal, the income the coal and aluminum ingot increased in second quarter 2022.

Asset management service increased from $0 for the six months ended June 30, 2021 to $7.15 million for the six months ended June 30, 2022. This is a new business we acquired during the third quarter 2021.

Other revenues increased from $6,553 from six months ended June 30, 2021 to $76,852 for the six months ended June 30, 2022, which were mainly interest income and subsidiary income of NTAM under Employment Support Scheme 2022 from Hong Kong government under the Anti-epidemic Fund to provide wage subsidies to employees during the six months ended June 30, 2022, which we did not have for the same period of 2021.

Cost of revenues

	Six months ended June 30,		Change
	2022	2021	Amount	%
CCM Shopping Mall Membership	-	-	-	-
Coal and Aluminum Ingots Supply Chain Financing/Trading	3,594,726	1,296,533	2,298,193	177.26%
Asset management service	4,126,507	-	4,126,507	-
Others	12	6,035	(6,023)	(99.80)%
Total	$7,721,245	1,302,568	4,747,198	492.77%

Cost of revenues for the Coal and Aluminum Ingots Supply Chain Financing/Trading was $3.59 million and $1.30 million for the six months ended June 30, 2022 and 2021, respectively, representing an increase of 177.26%. The increase in cost of revenues was in line with an increase in revenue.

Cost of revenues for the asset management service increased from $0 for the three months ended June 30, 2021 to $4.13 million for the six months ended June 30, 2022. This is a new business we acquired during the third quarter 2021.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the six months ended June 30, 2022 and 2021, respectively:

	Six months ended June 30,
	2022		2021
	Gross profit	Gross margin	Gross profit	Gross margin
CCM Shopping Mall Membership	-	-	85	100.00%
Coal Supply Chain Financing/Trading	60,256	1.65%	51,252	3.80%
Asset management service	3,026,301	42.31%	-	-%
Others	76,840	99.98%	518	7.90%
Total	$3,163,397	29.06%	$51,855	3.83%

Overall gross margin as a percentage of revenue was 29.06% for the six months ended June 30, 2022, an increase of 25.23% compared to 3.83% for the same period of last fiscal year, mainly due to more revenues from the asset management service. This is a new business we acquired during the third quarter 2021. The others were mainly interest income and subsidiary income of NTAM under Employment Support Scheme 2022 from Hong Kong government under the Anti-epidemic Fund to provide wage subsidies to employees during the six months ended June 30, 2022, which we did not have for the same period of 2021

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the six months ended June 30, 2022 and 2021, respectively: (in thousands)

	June 30, 2022		June 30, 2021
	Amount	% of revenue	Amount	% of revenue
General and administrative	$6,060	55.67%	$2,325	171.71%
Research and Development expenses	1,203	11.05%	-
Selling expenses	720	6.61%	23	1.70%
Impairment Loss	697	6.40%	-
Bad debt provision	2	0.02%	(15)	(1.11)%
Total operating expenses	$8,682	79.76%	$2,333	172.30%

General and administrative expenses increased by $3.74 million, or 160.65%, from $2.33 million to $6.06 million for the six months ended June 30, 2022, compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly due to increased professional service fees for acquisition projects and certain training and consulting fees for the acquired and newly established companies during the six months ended June 30, 2022.

The Company recorded $1.20 million of research and development expenses. Research and development expenses include salaries, contracted services, as well as the related expenses of our research and product development team. The research and development expenditures also include research, develop, design, and enhance our wealth management options and services to our clients, which is related to the new business we acquired since the third quarter 2021.

Selling expenses increased by $0.70 million during the six months ended June 30, 2022, the increase in selling expenses was mainly due to increased salary and advertising fee.

The Company recorded $0.70 million of impairment loss in six months ended June 30, 2022 relating to short term investment which mainly due to Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.94 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. The impairment loss relating to the short term investment was due to that overall economic environment has worsened in China with Covid-19 outbreak and related lockdown in various cities in China in 2022, Ukraine war, inflation, looming recession worldwide. According to the market value, the Company’s balance of the short term investment was $1.26 million on June 30, 2022.

Other (Expense) Income, Net

Other expenses, net increased by $0.33 million to $0.80 million for the six months ended June 30, 2022 from $0.46 million in the same period of the last fiscal year, primarily due to increased interest income and subsidiary income of NTAM under Employment Support Scheme 2022 from Hong Kong government under the Anti-epidemic Fund to provide wage subsidies to employees during six months ended June 30, 2022.

Income Tax

Tax provision increased by $0.31 million for the six months ended June 30, 2022. We did not have tax provision for the same period of the last fiscal year.

Non-controlling Interests

Shaanxi Chunlv Ecological Agriculture Co., Ltd. (“Shaanxi Chunlv”) holds 20.0% interest in Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited, which was dissolved and deregistered on June 27, 2022. Nature Worldwide Resources Ltd. holds 40% interest in DCON DigiPay Limited (“DCON Digipay”), Each of Bin Wu and Lixiong Huang holds 25% and 20% interest in FTFT Capital Investments L.L.C., respectively.

Loss from Continuing Operations

Loss from continuing operations increased by $3.43 million from $1.20 million for the six months ended June 30, 2021 to $4.63 million for the same period of 2022 mainly due to the increase in operating expenses, as discussed above.

Gain on disposal of discontinued operations

Loss on disposal of discontinued operation was $154 for the six months ended June 30, 2022, which was related to the dissolution and deregistration of Chain Cloud Mall Logistics Center (Shanxi) Co., Ltd. on June 27, 2022.

Loss per Share

Basic and diluted loss per share from continuing operations were $0.07 and $0.07 for the six months ended June 30, 2022, respectively, as compared to a loss of $0.03 and $0.03 for the same periods of 2021, respectively. Basic and diluted income per share attributable to discontinued operations was nil for the six months ended June 30, 2022 respectively. Basic and diluted earnings per share attributable to discontinued operations was $0 and $0.01 for the six months ended June 30, 2021 respectively.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $42.03 million, as compared to $50.27 million as of December 31, 2021. The decrease in cash, cash equivalents was mainly due the loss in operations and Company did not issue shares of common stock to raise money for the six months ended June 30, 2022 comparing to the same period of 2021.

Our working capital has mainly been generated from our business operations and financing activities. Our working capital was $59.48 million, as of June 30, 2022, a decrease of $6.01 million from working capital of $65.49 million, as of December 31, 2021, mainly due to the Company had loss in its operations and did not raise any funds during the six months ended June 30, 2022.

Net cash used in operating activities increased by $2.05 million to $5.13 million for the six months ended June 30, 2022 from a cash outflow of $3.08 million for the same period of the last fiscal year. The increase in net cash used in operating activities was primarily due to an increase in note receivable, other receivable and advances to suppliers and other current assets during the six months ended June 30, 2022.

Net cash used in investing activities increased by $5.98 million comparing the six months ended June 30, 2022 and June 30, 2021, mainly due to additional loan to a third party.

Net cash provided in financing activities for the six months ended June 30, 2022 was $4.14 million representing an decrease of $62.75 million, as compared to cash provided by financing activities of $66.88 million during the six months ended June 30, 2021. The decrease in cash provided by financing activities was mainly due to the Company had loss in operations and did not raise any funds during the six months ended June 30, 2022 comparing to the same period of 2021.

Off-balance sheet arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal interim financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court) on February 9, 2021 based on diversity of jurisdiction. On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss. FT Global argues that the Court should deny the Company’s motion to dismiss. However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint. On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan. On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. On April 30, 2021, the Company served FT Global with its Initial Disclosures. On May 6, 2021, FT Global served the Company with its Initial Disclosures. On May 17, 2021, FT Global served the Company with its First Amended Initial Disclosures. On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information. The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the court concluded that additional information can be obtained through discovery. The Company timely filed an answer and defenses to FT Global’s complaint on November 24, 2021. On January 3, 2022 the Company propounded discovery requests upon FT Global, including interrogatories and requests for production of documents. On March 23, 2022, the Company propounded requests for admission upon FT Global. On March 24, 2022, FT Global propounded discovery requests upon the Company, including requests for production of documents and requests for admission. On April 1, 2022, FT Global served its response to the Company’s requests for production of documents. On May 13, 2022, FT Global served its responses to the Company’s interrogatories and requests for admissions.  On May 13, 2022, FT Global produced documents in response to the Company’s requests for production of documents. On June 3, 2022, the Company produced documents in response to FT Global’s requests for production of documents. On August 3, 2022, the Company took the deposition of FT Global. On August 5, 2022, FT Global took the deposition of the Company. On August 3, 2022, the Court granted the parties’ Consent Motion to Extend Discovery Period extending the discovery period from August 5, 2022 to September 14, 2022 and the deadline to file dispositive motions to October 12, 2022. The Company will continue to vigorously defend the action against FT Global.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Loan Agreement by and between Future FinTech (Hong Kong) Limited and Wintus China Limited on March 10, 2022.*
10.2	Loan Agreement by and between Future FinTech (Hong Kong) Limited and Wintus China Limited on May 30, 2022.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith

+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTURE FINTECH GROUP INC.

By:	/s/ Shanchun Huang
Shanchun Huang
Chief Executive Officer
(Principal Executive Officer)

August 15, 2022

By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 15, 2022