Form 10-Q
period 2022-09-30
Future FinTech Group Inc.
filed 2022-11-21
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Class	Outstanding at November 18, 2022
Common Stock, $0.001 par value per share	73,114,147

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
		(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,964,659	$50,273,517
Short term Investment	969,258	2,191,294
Accounts receivable, net	1,452,976	9,101,816
Advances to suppliers and other current assets	8,429,761	2,927,699
Loan receivables	19,496,732	6,000,000
Other receivables, net	3,042,312	1,965,159
Amount due from related parties	7,307	261,413
Assets related to discontinued operations	-	157
TOTAL CURRENT ASSETS	$66,363,005	$72,721,055

Property, plant and equipment, net	$3,350,997	$3,163,052
Right of use assets	310,789	113,163
Intangible assets	653,772	76,140
Goodwill	15,734,354	15,583,675
TOTAL NON-CURRENT ASSETS	$20,049,912	$18,936,030
TOTAL ASSETS	$86,412,917	$91,657,085

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$34,758	$79
Notes payable	2,816,981	-
Accrued expenses and other payables	1,546,266	1,298,598
Advances from customers	3,242,126	2,893
Dividend payables	-	63,477
Lease liability	151,692	113,163
Amounts due to related parties	238,402	992,702
Deferred liabilities	3,740,260	3,740,260
Liabilities related to discontinued operations	-	1,019,496
TOTAL CURRENT LIABILITIES	$11,770,485	$7,230,668

NON-CURRENT LIABILITIES
Long term debt	-	188,215
Lease liability	159,097	-
Deferred liabilities	$3,647,907	$3,384,044
TOTAL NON-CURRENT LIABILITIES	3,807,004	3,572,259
TOTAL LIABILITIES	$15,577,489	$10,802,927
Commitments and contingencies (Note 24)
STOCKHOLDER’S EQUITY
Future FinTech Group, Inc, Stockholders’ equity
Common stock, $0.001 par value; 300,000,000 shares authorized; 73,114,147 shares and 70,067,147 shares issued and outstanding as of September 30, 2022 and December 31, 2021 respectively	$73,114	$70,067
Additional paid-in capital	222,693,189	220,523,246
Statutory reserve	61,382	61,382
Accumulated deficits	(146,776,967)	(138,611,914)
Accumulated other comprehensive loss	(4,120,626)	(597,862)
Total Future FinTech Group, Inc. stockholders’ equity	71,930,092	81,444,919
Non-controlling interests	(1,094,664)	(590,761)
Total stockholders’ equity	70,835,428	80,854,158
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,412,917	$91,657,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$11,959,019	$11,745,027	$22,843,661	$12,503,894
Cost of revenue	10,465,893	10,761,943	18,187,138	12,064,511
Gross profit	1,493,126	983,084	4,656,523	439,383

Operating Expenses
General and administrative expenses	3,558,700	2,243,169	9,619,115	4,567,813
Research and development expenses	790,922	-	1,994,082	-
Stock compensation expense	1,279,740	5,487,930	1,279,740	5,487,930
Selling expenses	274,109	112,412	993,787	135,448
Impairment Loss	228,963	-	926,086	-
(Recovery) Provision of doubtful debts	-	-	1,947	(15,255)
Total operating expenses	6,132,434	7,843,511	14,814,757	10,175,936
Loss from operations	(4,639,308)	(6,860,427)	(10,158,234)	(9,736,553)

Other (expenses) income
Interest income	429,971	100,521	845,914	110,090
Interest expenses	(3,352)	-	(9,370)	(3,913)
Other income , net	780,229	125,520	1,166,066	582,728
Total other income, net	1,206,848	226,041	2,002,610	688,905

Loss from Continuing Operations before Income Tax	(3,432,460)	(6,634,386)	(8,155,624)	(9,047,648)
Income tax provision	(201,437)	-	(513,178)	-
Loss from Continuing Operations	(3,633,897)	(6,634,386)	(8,668,802)	(9,047,648)
Discontinued Operations (Note 22)
Loss on disposal of discontinued operations	-	(3,679,447)	(154)	(3,523,652)
(Loss) Income from discontinued operations	-	(180,344)	-	876,336
NET LOSS	(3,633,897)	(10,494,177)	(8,668,956)	(11,694,964)
Less: Net Loss attributable to non-controlling interests	(102,398)	(183,992)	(503,903)	(183,992)
Net loss from continued operations attributable to Future Fintech Group, Inc.	$(3,531,499)	$(10,310,185)	$(8,165,053)	$(11,510,972)
Other comprehensive income (loss)
Loss from continued operations	(3,633,897)	(6,634,386)	(8,668,802)	(9,047,648)
Foreign currency translation – continued operations	(1,834,957)	(554,495)	(3,522,764)	(457,339)
Comprehensive loss - continued operation	(5,468,854)	(7,188,881)	(12,191,566)	(9,504,987)
Net (loss) from discontinued operations	-	(3,859,791)	(154)	(2,647,316)
Foreign currency translation – discontinued operations	-	133,368	-	68,169
Comprehensive loss - discontinued operation	-	(3,726,423)	(154)	(2,579,147)
Comprehensive Loss	(5,468,854)	(10,915,304)	(12,191,720)	(12,084,134)
Less: Net loss attributable to non-controlling interests	(102,398)	(183,992)	(503,903)	(183,992)
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	(5,366,456)	(10,731,312)	(11,687,817)	(11,900,142)

Earnings (Loss) per share:
Basic loss per share from continued operation	$(0.05)	$(0.10)	$(0.12)	$(0.14)
Basic earnings per share from discontinued operation	-	(0.06)	-	(0.04)
	$(0.05)	(0.16)	$(0.12)	$(0.18)

Diluted Earnings (Loss) per share:
Diluted loss per share from continued operation	$(0.05)	(0.10)	$(0.11)	$(0.14)
Diluted earnings per share from discontinued operation	-	(0.06)	-	(0.04)
	$(0.05)	(0.16)	$(0.11)	$(0.18)
Weighted average number of shares outstanding
Basic	70,960,041	66,457,193	70,960,041	63,728,685
Diluted	71,517,832	67,014,984	71,517,832	64,286,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

Future Fintech Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months ended September 30, 2021

	Common Stock		Additional paid-in	Accumulated	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	deficits	loss	interests	Total
Balance at June 30, 2021	65,321,192	$65,321	$202,266,182	$(125,585,088)	$(366,057)	$(47,459)	$76,332,899
Issuance of common stocks - cash	548,799	549	1,552,552	-	-	-	1,553,101
Issuance of common stocks-non cash	2,244,156	2,244	11,218,535	-	-	-	11,220,779
Net loss from continued operations	-	-	-	(6,450,394)		(183,992)	(6,634,386)
Net income from discontinued operations	-	-	-	(180,344)	-	-	(180,344)
Share-based payments-omnibus equity plan	1,953,000	1,953	5,485,977	-	-	-	5,487,930
Foreign currency translation adjustment	-	-	-	-	(554,495)	-	(554,495)
Disposal of discontinued operation	-	-	-	(3,679,447)	133,368	-	(3,546,079)
Balance at September 30, 2021	70,067,147	$70,067	$220,523,246	$(135,895,273)	$(787,184)	$(231,451)	$83,679,405

Three Months ended September 30, 2022

						Accumulative
			Additional			other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	deficits	loss	interests	Total
Balance at June 30, 2022	70,067,147	$70,067	$221,416,496	61,382	$(143,245,468)	$(2,285,669)	$(992,266)	$75,024,542
Net loss	-	-	-	-	(3,531,499)	-	(102,398)	(3,633,897)
Share-based payments-omnibus equity plan	3,047,000	3,047	1,276,693	-	-	-	-	1,279,740
Foreign currency translation adjustment	-	-	-	-	-	(1,834,957)	-	(1,834,957)
Balance at September 30, 2022	73,114,147	$73,114	$222,693,189	61,382	$(146,776,967)	$(4,120,626)	$(1,094,664)	$70,835,428

Nine Months ended September 30, 2021

	Common Stock		Additional paid-in	Accumulated	Accumulative other comprehensive	Non- controlling
	Shares	Amount	capital	deficits	loss	interests	Total
Balance at December 31, 2020	50,053,606	$50,053	$133,510,862	$(124,384,301)	$(398,014)	$(47,459)	$8,731,141
Issuance of common stocks - cash	15,815,155	15,816	69,414,623	-	-	-	69,430,439
Issuance of common stocks-non cash	2,245,386	2,245	11,218,534	-	-	-	11,220,779
Net loss from continued operations	-	-	-	(8,863,656)	-	(183,992)	(9,047,648)
Net income from discontinued operations	-	-	-	876,336	-	-	876,336
Share-based payments-service	-	-	893,250	-	-	-	893,250
Share-based payments-omnibus equity plan	1,953,000	1,953	5,485,977	-	-	-	5,487,930
Foreign currency translation adjustment	-	-	-	-	(457,339)	-	(457,339)
Disposal of discontinued operation	-	-	-	(3,523,652)	68,169	-	(3,455,483)
Balance at September 30, 2021	70,067,147	$70,067	$220,523,246	$(135,895,273)	$(787,184)	$(231,451)	$83,679,405

Nine Months ended September 30, 2022

						Accumulative
			Additional			other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	deficits	loss	interests	Total
Balance at December 31, 2021	70,067,147	$70,067	$220,523,246	61,382	$(138,611,914)	$(597,862)	$(590,761)	$80,854,158
Net loss	-	-	-	-	(8,164,899)	-	(503,903)	(8,668,802)
Share-based payments-service	-	-	893,250	-	-	-	-	893,250
Share-based payments-omnibus equity plan	3,047,000	3,047	1,276,693	-	-	-	-	1,279,740
Foreign currency translation adjustment	-	-	-	-	-	(3,522,764)	-	(3,522,764)
Disposition of discontinued operation	-	-	-	-	(154)	-	-	(154)
Balance at September 30, 2022	73,114,147	$73,114	$222,693,189	61,382	$(146,776,967)	$(4,120,626)	$(1,094,664)	$70,835,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,668,956)	$(11,694,964)
Net loss from discontinued operation	(154)	(2,647,316)
Net loss from continuing operations	(8,668,802)	(9,047,648)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	137,187	14,018
Amortization	45,699	3,750
Provision (Recovery) of doubtful debts	1,947	(15,255)
Share-based payments	2,172,990	6,381,180
Impairment of short term investment	926,086	-
Interest expenses related to convertible note	-	(96,691)
Changes in operating assets and liabilities
Accounts receivable	6,665,006	(8,290,510)
Other receivable	(1,079,100)	(1,690,100)
Advances to suppliers and other current assets	(5,502,062)	(5,642,045)
Notes payable	2,816,981	-
Accounts payable	34,679	1,211,045
Proceeds from amounts due from related parties, net	452,564	319,953
Repayment of amounts due to related parties, net	(904,673)	(1,535,238)
Accrued expenses	288,761	(1,398,587)
Taxes payable	(41,093)	-
Advances from customers	3,239,233	(26,118)
Net cash provided by (used in) operating activities – continued operations	585,403	(19,812,246)
Net cash provided by operating activities – discontinued operations	-	2,222,678

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(59,298)	(614,720)
Payment for loan receivable	(19,810,956)	(6,308,385)
Acquisition of a subsidiary - NTAM, net of cash	-	275,427
Disposal of a subsidiary - Guangchengji, net of cash	-	(59,255)
Repayment of loan receivable	6,000,000	-
Purchase of intangible assets	(570,351)	-
Net cash used in investing activities from continued operations	(14,440,605)	(6,706,933)
Net cash used in investing activities from discontinuing operations

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of issuance costs	-	69,430,439
Repayment of convertible payable	-	(1,163,146)
Payment of dividends to the non-controlling interest	(63,477)	-
Proceeds from loan payable	(188,215)	-
Net cash (used in) provided by financing activities	(251,692)	68,267,293

Effect of change in exchange rate	(3,201,964)	(426,748)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,308,858)	43,544,044
Cash and cash equivalents, beginning of period	50,273,517	9,425,312
Cash and cash equivalents, end of period	32,964,659	52,969,356
Less: Cash and cash equivalents from the discontinued operations, end of period	-	516
Cash and cash equivalents, from the continuing operations, end of period	$32,964,659	$52,968,840

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Issuance of common stocks	$-	$11,220,779
Deferred liabilities	263,863	7,007,512
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	56,610	-
Interest paid	9,370	3,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CORPORATE INFORMATION

Future FinTech Group Inc. (the “Company”) is a holding company incorporated under the laws of the State of Florida. The main business of the Company includes an online shopping platform, Chain Cloud Mall, which is based on blockchain technology, supply chain financing services and trading, assets management, money transfer service, asset management and cryptocurrency market data services. The Company is also engaged in the development of blockchain based e-Commerce technology, cryptocurrency mining, cryptocurrency investment management as well as financial service technology businesses. Prior to 2019, the Company engaged in the production and sales of fruit juice concentrates, fruit juice beverages and other fruit-related products in the People’s Republic of China (“PRC”, or “China”), and overseas markets. Due to the drastically increased production cost and tightened environmental law in China, the Company has transformed its business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology, supply chain financing services and trading, assets management, money transfer service and cryptocurrency market data service.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2022 and the results of operations and cash flows for the periods ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three to nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2022. The balance sheet of December 31, 2021 has been derived from the audited financial statements at that date.

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

The Company incurred operating losses amounted $8.67 million and may continue to incur operating losses as the Company implements its future business plan. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has raised funds through issuance of convertible notes and common stock.

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

Three Months ended September 30, 2022:

	Income	Share	Pre-share amount

Loss from continuing operations attributable to Future Fintech Group, Inc.	$(3,531,499)	70,960,041	$(0.05)
Loss from discontinuing operations attributable to Future Fintech Group, Inc.	$-	70,960,041	$-

Basic EPS:
Loss available to common stockholders from continuing operations	$(3,531,499)	70,960,041	$-
Loss available to common stockholders from discontinuing operations	$-	70,960,041	$(0.05)

Dilutive EPS:

Warrants	-	557,791	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(3,531,499)	71,517,832	$(0.05)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$-	71,517,832	$-

Three Months ended September 30, 2021:

	Income	Share	Pre-share amount

Loss from continuing operations attributable to Future Fintech Group, Inc.	$(6,450,394)	66,457,193	$(0.10)
Loss from discontinuing operations attributable to Future Fintech Group, Inc.	$(3,859,791)	66,457,193	$(0.06)

Basic EPS:
Loss available to common stockholders from continuing operations	$(6,450,394)	66,457,193	$(0.10)
Loss available to common stockholders from discontinuing operations	$(3,859,791)	66,457,193	$(0.06)

Dilutive EPS:

Warrants		557,791
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(6,450,394)	67,014,984	$(0.10)
Diluted Earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$(3,859,791)	67,014,984	$(0.06)

For the nine months ended September 30, 2022:

	Income	Share	Pre-share amount

Loss from continuing operations attributable to Future Fintech Group, Inc.	$(8,164,899)	70,960,041	$(0.12)
Loss from discontinuing operations attributable to Future Fintech Group, Inc.	$(154)	70,960,041	$-

Basic EPS:
Loss available to common stockholders from continuing operations	$(8,164,899)	70,960,041	$(0.12)
Loss available to common stockholders from discontinuing operations	$(154)	70,960,041	$-

Dilutive EPS:

Warrants		557,791
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(8,164,899)	71,517,832	$(0.11)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$(154)	71,517,832	$-

For the nine months ended September 30, 2021:

	Income	Share	Pre-share amount

Loss from continuing operations attributable to Future Fintech Group, Inc.	$(8,863,656)	63,728,685	$(0.14)
Loss from discontinuing operations attributable to Future Fintech Group, Inc.	$(2,647,316)	63,728,685	$(0.04)

Basic EPS:
Loss available to common stockholders from continuing operations	$(8,863,656)	63,728,685	$(0.14)
Loss available to common stockholders from discontinuing operations	$(2,647,316)	63,728,685	$(0.04)

Dilutive EPS:

Warrants		557,791
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(8,863,656)	64,286,476	$(0.14)
Diluted Earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$(2,647,316)	64,286,476	$(0.04)

Cash and Cash Equivalents

Cash and cash equivalents included cash on hand and demand deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal and use and with an original maturity of three months or less.

Deposits in banks in the PRC and Hong Kong are only insured by the government up to RMB500,000 and HK$500,000, respectively, and are consequently exposed to risk of loss. The Company believes the probability of a bank failure, causing loss to the Company, is remote.

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

The Company has assessed its accounts receivable including credit term and corresponding all its accounts receivables in September 2022. Upon such credit terms, bad debt expense was $1,947 and $(15,255) during the nine months ended September 30, 2022 and 2021, respectively. There is no accounts receivable balance overdue for over 90 days as of September 30, 2022 and December 31, 2021.

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

Foreign Currency and Other Comprehensive Income (Loss)

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency; however, the reporting currency of the Company is the USD. Assets and liabilities of the Company’s foreign subsidiaries have been translated into USD using the exchange rate at the balance sheet dates, while equity accounts are translated using historical exchange rate. The exchange rate we used to convert RMB to USD was 7.10 and 6.38 at the balance sheet dates of September 30, 2022 and December 31, 2021, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert RMB to USD were 6.61 and 6.47 for nine months ended September 30, 2022 and 2021, respectively.

The exchange rate we used to convert HKD to USD was 7.85 at the balance sheet dates of September 30, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rate we used to convert HKD to USD was 7.83 for nine months ended September 30, 2022.

The exchange rate we used to convert GBP to USD was 0.89 at the balance sheet dates of September 30, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rate we used to convert GBP to USD was 0.80 for nine months ended September 30, 2022.

The exchange rate we used to convert AED to USD was 3.66 at the balance sheet dates of September 30, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rate we used to convert AED to USD was 3.67 for nine months ended September 30, 2022.

The exchange rate we used to convert PYG to USD was 7078.87 at the balance sheet dates of September 30, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rate we used to convert PYG to USD was 6903.82 for nine months ended September 30, 2022.

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

Goodwill

The Company tests goodwill for impairment for its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. The Company did not note any events occurred or circumstances indicated the fair value of a reporting unit was below its carrying value as of September 30, 2022.

Short-term investments

Short-term investments consist primarily of investments in fixed deposits with original maturities between three months and one year and certain investments in wealth management products and other investments that the Company has the intention to redeem within one year. As of September 30, 2022 and December 31, 2021, the short-term investments amounted to $0.97 million and $2.19 million, respectively.

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

3. VARIABLE INTEREST ENTITY

The carrying amount of the VIE’s consolidated assets and liabilities are as follows:

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Current assets	$30,676	$46,721
Property and equipment, net	127	469
Intangible assets	88,944	36,231
Total assets	119,747	83,421
Total liabilities	(243,062)	(270,413)
Net assets	$(123,315)	$(186,992)

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Current liabilities:
Accounts payable	$18,302	$79
Accrued expenses and other payables	5,170	1,112
Advances from customers	2,598	2,893
Amount due to related party	216,992	266,329
Total current liabilities	243,062	270,413
Total liabilities	$243,062	$270,413

The summarized operating results of the VIE’s are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$1,378	$-	$2,029	$6,638
Gross profit	1,390	-	2,029	601
Net loss	(48,517)	(37,532)	(143,424)	(58,481)

4. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Coal and Aluminum Ingots Supply Chain Financing/Trading	$58,259	$7,938,152
Asset management service	1,394,717	1,163,664
Total accounts receivable	1,452,976	9,101,816

The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	September 30,	December 31,
	2022	2021

Debtor A	78.65%	87.22%
Debtor B	10.42%	10.60%
Total accounts receivable, net	89.07%	97.82%

5. OTHER RECEIVABLES

As of September 30, 2022, the balance of other receivables was $3.04 million.

On September 1, 2021, FTFT UK Limited, a company organized under the laws of United Kingdom and a wholly owned subsidiary of the Company entered into a Share Purchase Agreement (the “Agreement”) with Rahim Shah, a resident of United Kingdom (“Seller”). Under this agreement, FTFT UK Limited (the “Buyer”) agreed to acquire 100% of the issued and outstanding shares (the “Sale Shares”) of Khyber Money Exchange Ltd. (“Khyber”), a company incorporated in England and Wales from the Seller for a total of Euros €685,000 (“Purchase Price”). Buyer has paid Euros €685,000 ($0.67 million) for the Purchase Price and £400,000 ($0.43 million) for cash balance expected to be left in the bank account of Khyber upon the closing (subject to refund to the Buyer upon the actual amount in Khyber’s account at closing).

April 22, 2022, Champion Energy Services, LLC and FTFT Supercomputing Inc. signed Electricity Sales and Purchases Agreement. Upon enrollment of FTFT Supercomputing Inc.’s facilities, Champion Energy Services, LLC shall sell and deliver, or engage a third party (including Local Utility) to deliver, and FTFT Supercomputing Inc. shall purchase and receive, 100% of FTFT Supercomputing Inc.’s electricity requirements for enrolled FTFT Supercomputing Inc.’s facilities at the Delivery Point(s) solely for use at FTFT Supercomputing Inc’s facilities. FTFT Supercomputing Inc shall provide an initial amount of Adequate Assurance to Champion Energy Services, LLC in the form of a cash deposit amounted $1.00 million.

In addition, other receivables included deposit paid and prepayments amounting to $0.94 million.

6. LOAN RECEIVABLES

As of September 30, 2022, the balance of loan receivables was $19.50 million, which was from third parties.

On September 8, 2021, FUCE Future Supply Chain (Xi’an) Co., Ltd., a wholly owned subsidiary of the Company, entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FUCE Future Supply Chain (Xi’an) Co., Ltd. loaned an amount of US$0.22 million (RMB1.5million) to the third party at the annual interest rate of 5% from September 8, 2021 to September 6, 2023.

On March 10, 2022, Future FinTech (Hong Kong) Limited (“FTFT HK”), a wholly owned subsidiary of the Company, entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of US$5 million to the third party at the annual interest rate of 10% from March 10, 2022 to September 9, 2023.

On May 30, 2022, FTFT HK entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of US$6.36 million to the third party at the annual interest rate of 10% from May 31, 2022 to May 30,2023.

On July 14, 2022, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of US$7.04 million (RMB50 million) to the third party at the annual interest rate of 8% from July 15, 2022 to July 14, 2023.

On September 23, 2022, Nice Talent Asset Management Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Nice Talent Asset Management Limited., loaned an amount of US$0.88 million to the third party at the annual interest rate of 2% from September 23, 2022 to September 22, 2027.

7. SHORT TERM INVESTMENT

As of September 30, 2022, the balance of short term investment was $0.97 million. On September 6, 2021, Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.83 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. According to the market value, the Company’s balance of the short term investment was $0.97 million on September 30, 2022.

8. ADVANCES TO SUPPLIERS AND OTHER CURRENT ASSETS

The amount of advances to suppliers and other current assets consisted of the followings:

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Prepayments for Coal and Aluminum Ingots Supply Chain Financing/Trading	$7,889,871	$2,243,295
Prepaid expenses	168,411	439,404
Others	371,478	245,000
Total	8,429,761	2,927,699

9. GOODWILL

As of September 30, 2022, the balance of goodwill mainly represented an amount of $15.73 million that arose from acquisition of Nice Talent Asset Management Limited (“Nice Talent”) in 2021. On August 6, 2021, the Company through its wholly owned subsidiary Future FinTech (Hong Kong) Limited., completed its acquisition of 90% of the issued and outstanding shares of Nice Talent from Joy Rich Enterprises Limited (“Joy Rich”) for HK$144,000,000 (the “Purchase Price”) which shall be paid in the shares of common stock of the Company (the “Company Shares”). 60% of the Purchase Price ($11.22 million) paid in 2,244,156 shares of common stock of the Company on August 4, 2021. 40% of the Purchase Price ($7.21 million) shall be paid in shares of common stock of the Company upon the completion of the audited reports for Nice Talent with 20% for each of the years ended on December 31, 2021 and December 31, 2022, respectively. Nice Talent has met the performance requirements for the year ended on December 31, 2021 and the first 20% of the Purchase Price in shares of common stock of the Company has been paid in July 2022, and the final 20% of the Purchase Price has not been paid in the shares of common stock of the Company to Joy Rich as of the date of this report as it is subject to the performance of Nice Talent for the year ended of December 31, 2022.

10. ACQUISITION

On August 6, 2021 (“Acquisition Date”), the Company through its wholly owned subsidiary Future FinTech (Hong Kong) Limited., completed its acquisition of 90% of the issued and outstanding shares of Nice Talent from Joy Rich Enterprises Limited for HK$144,000,000 (the “Purchase Price”) which shall be paid in the shares of common stock of the Company (the “Company Shares”). 60% of the Purchase Price ($11.22 million) was paid in 2,244,156 shares of common stock of the Company on August 4, 2021. 40% of the Purchase Price ($7.21 million) shall be paid in shares of common stock of the Company upon the completion of the audited reports for Nice Talent with 20% for each of the years ended on December 31, 2021 and December 31, 2022, respectively. Nice Talent has met the performance requirements for the year ended on December 31, 2021 and the first 20% of the Purchase Price in shares of common stock of the Company has been paid in July 2022, and the final 20% of the Purchase Price has not been paid in the shares of common stock of the Company to Joy Rich as of the date of this report as it is subject to the performance of Nice Talent for the year ended of December 31, 2022.

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

11. LEASES

The Company’s non-cancellable operating leases consist of leases for office space. The Company is the lessee under the terms of the operating leases. For the nine months ended September 30, 2022, the operating lease cost was $0.36 million.

The Company’s operating lease has remaining lease term of approximately one month. As of September 30, 2022, the weighted average remaining lease term and weighted average discount rate were 1.92 years and 4.75%, respectively.

Maturities of lease liabilities were as follows:

Operating
As of September 30,	Lease
From October 1, 2022 to September 30, 2023	$170,305
From October 1, 2023 to September 30, 2024	156,114
Total	$326,419
Less: amounts representing interest	$15,630
Present Value of future minimum lease payments	310,789
Less: Current obligations	151,692
Long term obligations	$159,097

12. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Office equipment, fixtures and furniture	$221,132	$173,551
Vehicle	518,474	595,569
Leasehold Improvement	37,529	37,779
Subtotal	777,135	806,899
Less: accumulated depreciation and amortization	(223,403)	(99,323)
Construction in progress	2,802,845	2,461,690
Impairment	(5,580)	(6,214)
Total	3,350,997	3,163,052

Depreciation expense included in general and administration expenses for the nine months ended September 30, 2022 and 2021 was $137,187 and $14,018, respectively. Depreciation expense included in cost of sales for the nine months ended September 30, 2022 and 2021 was $0 and $0, respectively.

13. INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Trademarks	$845	$941
System and software	2,540,463	2,126,791
Subtotal	2,541,308	2,127,732
Less: accumulated depreciation and amortization	(178,568)	(148,533)
Less: impairment	(1,708,968)	(1,903,059)
Total	653,772	76,140

Amortization expense included in general and administration expenses for the nine months ended September 30, 2022 and 2021 was $45,699 and $3,750, respectively. Amortization expense included in cost of sales for the nine months ended September 30, 2022 and 2021 was $0 and $0, respectively.

The estimated amortization is as follows:

As of September 30,	Estimated amortization expense
From October 1, 2022 to September 30, 2023	$71,170
From October 1, 2023 to September 30, 2024	71,170
From October 1, 2024 to September 30, 2025	71,088
From October 1, 2025 to September 30, 2026	70,923
From October 1, 2026 to September 30, 2027	70,923
Thereafter	298,498
Total	$653,772

14. NOTE PAYABLE

As of September 30, 2022, the balance of note payable was $2.82 million.

The Company issues an acceptance bill $2.82 million (RMB20 million) to purchase coal. The acceptance bill was issued on July 28, 2022 and has a maturity date of August 12, 2023.

15. LONG TERM DEBT

As of September 30, 2022, loan payables were nil.

As of December 31, 2021, loan payables were $0.19 million, which consisted of the loan payable of $0.19 million to Shaanxi Entai Bio-Technology Co., Ltd.

The loan from Shaanxi Entai Bio-Technology Co., Ltd of $0.19 million was interest free and has no assets pledged for this loan from August 1, 2019 to August 1, 2024. On September 5, 2022, the Company pay it off to Shaanxi Entai Bio-Technology Co., Ltd.

16. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables consisted of the followings:

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Legal fee and other professionals	$20,331	$280,647
Wages and employee reimbursement	214,617	272,093
Suppliers	491,501	155,043
Accruals	819,817	590,815
Total	$1,546,266	$1,298,598

17. CONVERTIBLE NOTES PAYABLE

As of September 30, 2022 and December 31, 2021, convertible debt consisted of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Beginning	$-	$1,163,146
Addition	-	-
Payment	-	(1,163,146)
Conversion	-	-
Balance	$-	$-

18. DEFERRED LIABILITIES

As of September 30, 2022, the balance of deferred liabilities mainly represented an amount of $7.39 million that arose from the payment for the remaining 40% of the Purchase Price of the acquisition of Nice Talent Asset Management Limited (“Nice Talent”). 20% of the Purchase Price (current $3.74 million, non-current $3.65 million) shall be paid in shares of common stock of the Company upon the completion of the audited reports for Nice Talent for each of the years ended on December 31, 2021 and December 31, 2022, respectively. Nice Talent has met the performance requirements for the year ended on December 31, 2021 and the first 20% of the Purchase Price in shares of common stock of the Company has been paid in July 2022, and the final 20% of the Purchase Price has not been paid in the shares of common stock of the Company as of the date of this report as it is subject to the performance of Nice Talent for the year ended of December 31, 2022.

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

19. RELATED PARTY TRANSACTION

As of September 30, 2022, the amounts due to the related parties consisted of the followings:

Name	Amount (US$)	Relationship	Note
Zhi Yan	211,358	General Manager of a subsidiary of the Company	Accrued expenses, interest free and payment on demand.
Alpha Yield Limited	12,783	Director and legal representative of NTAM	Accrued expenses, interest free and payment on demand
Reits (Beijing) Technology Co., Ltd	14,261	Zhi Yan is the legal representative of this company	Acquisition of intangibles upon the full completion of the online platform pursuant to an agreement originally entered between parties before Zhi Yan was the general manager of our subsidiary. The amount is interest free and payment on demand.
Total	$238,402

As of September 30, 2022, the amounts due from the related parties consisted of the followings:

Name	Amount (US$)	Relationship	Note
Jing Chen	2,254	Vice president of the Company	Prepaid expenses, interest free and payment on demand.
Ming Yi	1,550	Chief Financial Officer of the Company	Prepaid expenses, interest free and payment on demand.
OLA	3,503	Chief Executive Officer of a subsidiary of the Company and Chief Strategy Officer of the Company	Prepaid expenses, interest free and payment on demand.
Total	$7,307

As of December 31, 2021, the amounts due to the related parties consisted of the followings:

Name	Amount (US$)	Relationship	Note
Zhi Yan	$286,045	General Manager of a subsidiary of the Company	Accrued expenses, interest free and payment on demand.
Jing Chen	37,604	Vice president of the Company	Accrued expenses, interest free and payment on demand.
Shaanxi Fu Chen Venture Capital Management Co. Ltd. (“Shaanxi Fu Chen”)	72,046	Two outside shareholders of the Company are shareholders of Shaanxi Fu Chen	Other payables, interest free and payment on demand.
Future Supply Chain Co., Ltd.	280,571	Shaanxi Fu Chen holds 100% interest of this company	Other payables, interest free and payment on demand.
Reits (Beijing) Technology Co., Ltd	15,881	Zhi Yan is the legal representative of this company	Acquisition of intangibles upon the full completion of the online platform pursuant to an agreement originally entered between parties before Zhi Yan became a related party. The amount is interest free and payment on demand.
Shaanxi Chunlv Ecological Agriculture Co. Ltd.	257,876	Shaanxi Fu Chen holds 80% interest of this company	Other payables, interest free and payment on demand.
Ming Yi	8,942	Chief Financial Officer of the Company	Accrued expenses, interest free and payment on demand.
OLA	4,933	Chief Executive Officer of a subsidiary of the Company and Chief Strategy Officer of the Company	Other payables, interest free and payment on demand.
Kai Xu	25,509	Deputy General Manager of a subsidiary of the Company	Accrued expenses, interest free and payment on demand.
Shaanxi Fuju Mining Co., Ltd	3,295	Shaanxi Fu Chen holds 80% interest of this company	Other payables, interest free and payment on demand.
Total	$992,702

As of December 31, 2021, the amounts due from the related parties consisted of the followings:

Name	Amount (US$)	Relationship	Note
Shaanxi Fu Chen Venture Capital Management Co. Ltd. (“Shaanxi Fu Chen”)	235,268	Two outside shareholders of the Company are shareholders of Shaanxi Fu Chen	Loan receivables*, interest free and payment on demand.
Bin Wu	26,145	A shareholder of a Company’s subsidiary	Advance to pay for the incorporation costs of the establishment of the subsidiary in Dubai* Amount is interest free and payment on demand.
Total	$261,413

*	The related party transactions have been approved by the Company’s Audit Committee.

20. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal United States federal taxation. The applicable tax rate is 21% in 2022 and 2021. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the nine months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, the Company had current income tax expenses of $513,178 and nil, respectively.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the nine months ended September 30, 2022, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE.

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

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules imposed a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign-invested enterprises in the PRC, unless they qualify under certain limited exceptions. The tax rate for pre-tax profits below RMB 1 million is 2.5%; the tax rate for pre-tax profits between RMB1 million to RMB 3 million is 5%. E-Commerce Tianjin, Future Supply (Chengdu) Co., Ltd. and Future Big Data (Chengdu) Co., Ltd. were subject to an enterprise income tax rate of 2.5%, 2.5% and 5%, respectively. Other subsidiaries and VIE were subject to an enterprise income tax rate of 25%.

Each of Future Fin-Tech (Hong Kong) Limited, QR (HK) Limited and Nice Talent Asset Management Limited is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong.

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

FTFT CAPITAL INVESTMENTS L.L.C is incorporated in Dubai, United Arab Emirates. The applicable tax rate is nil in Dubai, United Arab Emirates.

Digipay Fintech Limited is incorporated in British Virgin Island. The applicable tax rate is nil in British Virgin Island.

Reconciliation of the differences between the statutory EIT rate applicable to profits of the consolidated entities and the income tax expenses of the Company:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Loss before taxation	$(8,155,624)	$(9,047,648)
Notional tax on profit before CIT and Hong Kong
Computed expected tax expense	(2,038,906)	(2,261,912)
Others, primarily the difference in tax rates	603,823	-
Deferred tax assets losses not recognized	1,948,261	2,261,912
Total	$513,178	$-

21. IMPAIRMENT LOSS

The Company recorded $0.93 million of impairment loss in nine months ended 2022 relating to the short term investment mainly due to Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.83 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. Overall economic environment has worsened in China with Covid-19 outbreak and related lockdown in various cities in China in 2022, Ukraine war, inflation, looming recession worldwide. According to the market value, the Company’s balance of the short term investment was $0.97 million on September 30, 2022.

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

Restricted net assets

PRC laws and regulations permit payments of dividends by the Company’s subsidiaries incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiaries incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless the reserve has reached 50% of their respective registered capital. Furthermore, registered share capital and capital reserve accounts are also restricted from distribution. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiaries incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends. The restriction amounted to $25.46 million (RMB168,239,218) as of September 30, 2022. Except for the above or disclosed elsewhere, there is no other restriction on the use of proceeds generated by the Company’s subsidiaries to satisfy any obligations of the Company.

Payments-omnibus equity plan

On July 12, 2022 (the “Grant Date”), the Compensation Committee of the Board of Directors (the “Board”) of the Company granted 3,047,000 shares of common stock of the Company, par value $0.001 (the “Shares”), pursuant to the Company’s 2020 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries (the “Grantees”), including: 800,000 shares to Shanchun Huang, Chief Executive Officer of the Company; 800,000 shares to Yongke Xue, President of the Company; 100,000 shares to Ming Yi, Chief Financial Officer of the Company, 547,000 shares to Peng Lei, general manager of a subsidiary of the Company, 300,000 shares to Pang Dong, general manager of a subsidiary the Company , and 500,000 shares to Kai Xu, Deputy General Manager of a subsidiary of the Company and vice president of blockchain division of the Company (collectively, the “Grants”). The Grants vested immediately on the Grant Date and each of the Grantees also entered into an Unrestricted Stock Award Agreement with the Company on July 12, 2022. As the closing price of the Company stock was $0.42 on July 12, 2022, the Company recorded an expense of $1.28 million in the third quarter of fiscal year 2022. As of the date of this report, the Shares have been issued to the Grantees.

23. DISCONTINUED OPERATIONS

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

On June 27, 2022, Chain Cloud Mall Logistics Center (Shanxi) Co., Ltd. was dissolved and deregistered.

Loss from discontinued operations for September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES	$-	-	-	1,180,528
COST OF SALES	-	-	-	573,716
GROSS PROFIT	-	-	-	606,812

OPERATING EXPENSES:
General and administrative	-	152,272	-	12,280
Selling expenses		493		493
Bad debt provision	-		-	(3,075)
Total	-	152,765	-	9,698
OTHER INCOME (EXPENSE)
Interest income	-	-	-	229
Interest expenses		(281,449)		(370)
Other income net	-	253,870	-	279,363
Total	-	(27,579)	-	279,222

Income from discontinued operations before income tax	-	(180,344)	-	876,336
Income tax provision				-
Income from discontinued operation before non-controlling interest	-	(180,344)	-	876,336
(Loss) Income on disposal of discontinued operations	-	(3,679,447)	(154)	(3,523,652)
(LOSS) INCOME FROM DISCONTINUED OPERATION	-	(3,859,791)	(154)	(2,647,316)

The major components of assets and liabilities related to discontinued operations are summarized below:

	September 30, 2022	December 31, 2021
Cash	$-	$-
Property, plant and equipment, net	-	-
Other current assets	-	-
Amount due from related parties	-	157
Total assets related to discontinued operations	$-	157

Accrued expenses	$-	$-
Amount due to related parties	-	-
Total liabilities related to discontinued operations	$-	$-

24. SEGMENT REPORTING

In its operation of the business, management, including our chief operating decision maker, who is our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with GAAP. The Company operated in four segments starting in fiscal 2021: “shared shopping mall membership fee, coal and aluminum ingots supply chain financing service and trading business and asset management service and others” and operates in three segment in 2022: “coal and aluminum ingots supply chain financing service and trading business, asset management service and others”.

Due the COVID-19 pandemic and restriction on large gatherings in China, which have made the promotion strategy for its online e-commerce platform difficult to implement and the Company has experienced difficulties to subscribe new members for its online e-commerce platform. Due to lack of new members, difficulties in retaining old customers and significant decrease of revenue in e-commerce business, the Company began to provide supply chain financing services during the second quarter of 2021 and the Company acquired Nice Talent and started to provide asset management services since August 2021.

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

Three months ended September 30, 2022

	Asset management service	Coals and Aluminum Ingots supply chain financing/ trading	Others	Total
Reportable segment revenue	$4,118,065	$7,839,635	$1,319	$11,959,019
Inter-segment loss	-	-	-	-
Revenue from external customers	$4,118,065	$7,839,635	$1,319	$11,959,019
Segment gross profit	$1,355,246	$136,561	$1,319	$1,493,126

Three months ended September 30, 2021

	Asset management service	Coals and Aluminum Ingots supply chain financing/ trading	Total
Reportable segment revenue	$2,101,050	$17,540,731	$19,641,781
Inter-segment loss	-	7,896,754	7,896,754
Revenue from external customers	$2,101,050	9,643,977	11,745,027
Segment gross profit	$686,911	$296,173	$983,084

Nine months ended September 30, 2022:

	Asset management service	Coal and Aluminum Ingots supply chain financing/ trading	Others	Total
Reportable segment revenue	$11,270,874	$11,494,617	$78,170	$22,843,661
Inter-segment loss	-	-	-	-
Revenue from external customers	$11,270,874	11,494,617	78,170	22,843,661
Segment gross profit	$4,381,536	$196,817	$78,170	$4,656,523

Nine months September 30, 2021:

	Asset management service	Coal and Aluminum Ingots supply chain financing/ trading	CCM Shopping Mall Membership	Total
Reportable segment revenue	$2,101,049	$19,646,645	$85	$21,747,779
Inter-segment loss		9,243,885	-	9,243,885
Revenue from external customers	$2,101,049	10,402,760	85	12,503,894
Segment gross profit	$686,909	$(247,611)	$85	$439,383

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court”) on February 9, 2021 based on diversity of jurisdiction. On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss. FT Global argues that the Court should deny the Company’s motion to dismiss. However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint. On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan. On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. On April 30, 2021, the Company served FT Global with its Initial Disclosures. On May 6, 2021, FT Global served the Company with its Initial Disclosures. On May 17, 2021, FT Global served the Company with its First Amended Initial Disclosures. On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information. The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the Court concluded that additional information can be obtained through discovery. The Company timely filed an answer and defenses to FT Global’s complaint on November 24, 2021. On January 3, 2022, the Company propounded discovery requests upon FT Global, including interrogatories and requests for production of documents. On March 23, 2022, the Company propounded requests for admission upon FT Global. On March 24, 2022, FT Global propounded discovery requests upon the Company, including requests for production of documents and requests for admission. On April 1, 2022, FT Global served its response to the Company’s requests for production of documents. On May 13, 2022, FT Global served its responses to the Company’s interrogatories and requests for admissions.  On May 13, 2022, FT Global produced documents in response to the Company’s requests for production of documents. On June 3, 2022, the Company produced documents in response to FT Global’s requests for production of documents. On August 3, 2022, the Company took the deposition of FT Global. On August 4, 2022, FT Global took the deposition of the Company. On August 3, 2022, the Court granted the parties’ Consent Motion to Extend Discovery Period extending the discovery period from August 5, 2022 to September 14, 2022 and the deadline to file dispositive motions to October 12, 2022. On October 12, 2022, the Company filed a motion for summary judgment on all claims asserted by FT Global in this lawsuit. On November 2, 2022, FT Global filed its opposition to the Company’s motion for summary judgment. On November 16, 2022, the Company filed its reply in support of its motion for summary judgement on all claims asserted by FT Global in this lawsuit. The Company will continue to vigorously defend the action against FT Global.

26. RISKS AND UNCERTAINTIES

Impact of COVID 19

In December 2019, a novel strain of coronavirus was reported and has spread throughout China and other parts of the world. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China. In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China were closed and employees worked from home at the end of January 2020 until late March 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have materially negatively impacted our business. Our suppliers were negatively affected, and could continue to be negatively affected in their ability to supply and ship products to our customers in case of any resurgence of COVID-19. Our customers that have been negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase products and services from us, which may materially adversely impact our revenue. The business operations of the third parties’ stores on our e-commerce platform have been and continue to be negatively impacted by the outbreak, which in turn adversely affects the business of our platform as a whole as well as our financial condition and operating results. The outbreak has had and continues to have disruption to our supply chain, logistics providers, customers or our marketing activities with the new variants of COVID-19, which could materially adversely impact our business and results of operations, especially to our supply chain financing and trading business during the first quarter of 2022. Although China has already begun to recover from the outbreak of COVID-19, there are still outbreak in various cities and provinces due to new variants, including the recent outbreak of Omicron variant in Xi’an city, Hong Kong, Shanghai and Beijing in 2022 which have resulted quarantines, travel restrictions, and temporary closure of office buildings and facilities in these cities. The Company’s promotion strategy of CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences. Chinese government still puts a restriction on large gatherings. These restrictions made the promotion strategy for our online e-commerce platforms difficult to implement and the Company has experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, in June 2021, the Company suspended its cross-border e-commerce platform NONOGIRL. Also, since the second quarter of 2021, the Company has transformed its member-based Chain Cloud Mall to a sale agent based eCAAS platform and began to provide supply chain financing services.

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

PRC Regulations

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing our business and the enforcement and performance of our arrangements with customers in certain circumstances. We are considered foreign persons or foreign invested enterprises under PRC laws and, as a result, we are required to comply with PRC laws and regulations related to foreign persons and foreign invested enterprises. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

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

Overview of Our Business

Future FinTech is a holding company incorporated under the laws of the State of Florida. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to a real-name blockchain based e-commerce platform, supply chain financing service and trading business, money transfer service, asset management and financial technology business. The main business of the Company includes an online shopping platform, Chain Cloud Mall (“CCM”), which is based on blockchain technology, supply chain financing services and trading, assets management, money transfer service and cryptocurrency market data services. The Company is also engaged in the development of blockchain based e-Commerce technology, cryptocurrency mining, cryptocurrency investment management as well as financial service technology businesses. The Company has also expanded into financial services and cryptocurrency market data and information service businesses.

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

On September 29, 2022, FTFT UK Limited completed its acquisition of 100% of the issued and outstanding shares of Khyber Money Exchange Ltd., a company incorporated in England and Wales, from Rahim Shah, a resident of United Kingdom (“Seller”) for a total of Euros €685,000 (“Purchase Price”), pursuant to a Share Purchase Agreement (the “Agreement”) dated September 1, 2021. The Company is in the process of completing accounting and other transition and consolidation of Khyber into the Company. Khyber Money Exchange Ltd. is a money transfer company with a platform for transferring money through one of its agent locations or via its online portal, mobile platform or over the phone. Khyber Money Exchange Ltd. is regulated by the UK Financial Conduct Authority (FCA) and the parties have received the approval by the FCA before formal closing of the transaction.

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

In June 2022, Future Fintech Labs Inc. (“FTFT Labs”) have teamed up with a third-party money transfer company to launch a cross-border money transfer app Tempo to offer US-based immigrants and other users a streamlined, secure and cost-effective way to send money to friends and family among other parties in Mexico, India and the United Kingdom. By working with the money transfer company and other service providers that are registered with FinCEN and have licenses for money transmission business, FTFT Labs has developed Tempo that can provide its customers with a multicurrency digital wallet that makes sending money to Mexico, India or the UK easier and more cost-effective than many other remittance services who charge high fees per transfer.

In October 2022, FTFT UK Limited officially launched the FTFT Orbit e-wallet app. The new app is now available on Google Play and the Apple App Store. The FTFT Orbit e-wallet app is an electronic wallet that integrates popular e-wallet functions similar to Alipay and We chat pay. It also integrates most of the core services that traditional banks offer such as international remittances, transfer payments, a physical debit card and bill payments.

In November 2022, FTFT Super Computing Inc. announced it has completed the first construction phase of the build-out of its cryptocurrency mining farm in northwest Ohio. Following testing procedures, on October 24, 2022, the first batch Antminer S19 series mining machines were successfully put into operation.

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

There are legal and operational risks associated with being based in and having a substantial majority of operations in China and Hong Kong. These risks could result in a material change in our operations and/or the value of our common stock or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our shares to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued an announcement to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. On February 15, 2022, Cybersecurity Review Measures published by Cyberspace Administration of China or the CAC, National Development and Reform Commission, Ministry of Industry and Information Technology, Ministry of Public Security, Ministry of State Security, Ministry of Finance, Ministry of Commerce, People’s Bank of China, State Administration of Radio and Television, China Securities Regulatory Commission (“CSRC”), State Secrecy Administration and State Cryptography Administration became effective, which provides that, Critical Information Infrastructure Operators (“CIIOs”) that intend to purchase internet products and services and Online Platforms engaging in data processing activities that affect or may affect national security shall be subject to the cybersecurity review by the Cybersecurity Review Office. On November 14, 2021, CAC published the Administration Measures for Cyber Data Security (Draft for Public Comments), or the “Cyber Data Security Measure (Draft)”, which requires cyberspace operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. On December 24, 2021, the CSRC, together with other relevant government authorities in China issued the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), and the Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (“Draft Overseas Listing Regulations”). On April 2, 2022, the CSRC released the Revised Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), which provides that PRC issuers listing their securities on foreign stock exchanges are required to strictly comply with the relevant requirements and procedures on confidentiality and archives. In the event that the above proposed provisions and rules are enacted, the relevant filing procedures of the CSRC and other governmental authorities may be required in connection with any offering of our securities. As of the date of this report, the new laws and guidelines that became effective have not impacted the Company’s ability to conduct its business, accept foreign investments, or list on a U.S. or other foreign stock exchange; however, new rules and regulations could be adopted and there are uncertainties in the interpretation and enforcement of existing laws and guidelines, which could materially and adversely impact our business and financial outlook and may impact our ability to accept foreign investments or continue to list on a U.S. or other foreign stock exchange. Our VIE and certain subsidiaries of the Company are incorporated and operating in mainland China and they have received all required permissions from Chinese authorities to operate their current business in China, including Business licenses, Bank Account Open Permits and Value Added Telecom Business License.

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

Our supply chain finance business mainly serves the receivables and payables for industrial customers, obtains the creditor’s rights or rights of commodity goods for large state-owned enterprises or public companies through trade execution, provides customers with working capital, accelerates capital turnover, and then expands the business scale and improves the business value.

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

NTAM’s main revenue is generated from providing professional advices to clients and management fees for managing the investment of the clients. As of September 30, 2022, NTAM has approximately US$195 million assets under its management.

Recent Developments Related to the COVID-19 Outbreak

In December 2019, a novel strain of coronavirus was reported and has spread throughout China and other parts of the world. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China.  In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China were closed and the employees worked from home at the end of January 2020 until late March 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have materially negatively impacted our business. Our suppliers were negatively affected, and could continue to be negatively affected in their ability to supply and ship products to our customers in case of any resurgence of COVID-19. Our customers that have been negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase products and services from us, which may materially adversely impact our revenue. The business operations of the third parties’ stores on our e-commerce platform have been and continue to be negatively impacted by the outbreak, which in turn adversely affects the business of our platform as a whole as well as our financial condition and operating results. The outbreak has had and continues to have disruption to our supply chain, logistics providers, customers or our marketing activities with the new variants of COVID-19, which could materially adversely impact our business and results of operations, especially to our supply chain financing and trading business during the first quarter of 2022. Although China has already begun to recover from the outbreak of COVID-19, there are still outbreak in various cities and provinces due to new variants, including the recent outbreak of Omicron variant in Xi’an city, Hong Kong, Shanghai and Beijing in 2022, which have resulted quarantines, travel restrictions, and temporary closure of office buildings and facilities in these cities. The Company’s promotion strategy of CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences. Chinese government still puts a restriction on large gatherings. These restrictions made the promotion strategy for our online e-commerce platforms difficult to implement and the Company has experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, in June 2021, the Company suspended its cross-border e-commerce platform NONOGIRL. Also, since the second quarter of 2021, the Company has transformed its member-based Chain Cloud Mall to a sale agent based eCAAS platform and began to provide supply chain financing services.

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

Results of Operations

Comparison of Three Months ended September 30, 2022 and 2021:

Revenue

The following table presents our consolidated revenues for the three months ended September 30, 2022 and 2021, respectively:

	Three months ended September 30,		Change
	2022	2021	Amount	%
Coal and Aluminum Ingots Supply Chain Financing/Trading	7,839,635	9,643,977	(1,804,342)	(18.71)%
Asset management service	4,118,065	2,101,050	2,017,015	96.00%
Others	1,319	-	1,319	-
Total	$11,959,019	11,745,027	213,992	1.82%

Revenues from coal and Aluminum Ingots Supply Chain Financing/Trading business decreased from $9.64 million for the three months ended September 30, 2021 to $7.84 million for the three months ended September 30, 2022. The COVID-19 outbreak in Xi’an and other cities in China where we had our supply chain services and related control measures by local government has had negative impact on the coal and aluminum ingot business and resulted the decrease in revenue in the third quarter 2022 comparing to the same period of 2021.

Revenue from asset management service increased from $2.10 million for the three months ended September 30, 2021 to $4.12 million for the three months ended September 30, 2022. We acquired this business on August 6, 2021 and only consolidated partial of its revenues for the third quarter 2021, comparing to the full third quarter for 2022. If only comparing revenues from August and September 2022 to the same period of 2021, the revenue slightly increased in 2022 comparing to such two months in 2021 because NTAM has more assets under its management in 2022 comparing to the same period of 2021.

Cost of revenues

	Three months ended September 30,		Change
	2022	2021	Amount	%
Coal and Aluminum Ingots Supply Chain Financing/Trading	7,703,074	9,347,804	(1,644,730)	(17.59)%
Asset management service	2,762,819	1,414,139	1,348,680	95.37%
Others			-	-
Total	$10,465,893	10,761,943	(296,050)	(2.75)%

Cost of revenues for the Coal and Aluminum Ingots Supply Chain Financing/Trading was $7.70 million and $9.35 million for the three months ended September 30, 2022 and 2021, respectively, representing an decrease of 17.59%. The decrease in cost of revenues was in line with a decrease in revenue.

Cost of revenues for the asset management service increased from $1.41 for the three months ended September 30, 2021 to $2.76 million for the three months ended September 30, 2022. We acquired this business on August 6, 2021 and only consolidated partial of its cost of revenues for the third quarter 2021, comparing to the full third quarter for 2022.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended September 30, 2022 and 2021, respectively:

	Three months ended September 30,
	2022		2021
	Gross profit	Gross margin	Gross profit	Gross margin
Coal Supply and Aluminum Ingots Chain Financing/Trading	136,561	1.74%	296,173	3.07%
Asset management service	1,355,246	32.91%	686,911	32.69%
Others	1,319	100%	-	-
Total	$1,493,126	12.49%	$983,084	8.37%

Overall gross margin as a percentage of revenue was 12.49% for the three months ended September 30, 2022, an increase of 4.12% compared to 8.37% for the same period of last fiscal year, mainly due to more revenues from the asset management service which has a higher gross margin. Coal Supply and Aluminum Ingots Chain Financing/Trading gross margin was decreased 1.33% from 3.07% in three months ended September 30, 2021 to 1.74% in same period of 2022, mainly due to the purchase prices of coal and aluminum ingot in three months ended September 30, 2022 increased comparing to the same period of 2021.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended September 30, 2022 and 2021, respectively: (in thousands)

	September 30, 2022		September 30, 2021
	Amount	% of revenue	Amount	% of revenue
General and administrative	$3,559	29.76%	$2,243	19.10%
Research and Development expenses	791	6.61%	-	-
Stock compensation expense	1,280	10.70%	5,488	46.73%
Selling expenses	274	2.29%	112	0.96%
Impairment Loss	229	1.91%	-	-
Total operating expenses	$6,132	51.28%	$7,843	66.78%

General and administrative expenses increased by $1.32 million, or 58.65%, from $2.24 million to $3.56 million for the three months ended September 30, 2022, compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly due to increased professional service fees for acquisition projects and certain training and consulting fees for the acquired and newly established companies during the three months ended September 30, 2022.

Stock compensation expense was $1.28 million during the three months ended September 30, 2022, as the Compensation Committee of the Board of Directors (the “Board”) of the Company granted certain shares of common stock of the Company to certain officers and employees in July 2022. Stock compensation expense was decreased 76.68% from $5.49 million in three months ended September 30, 2021 to $1.28million in same period of 2022, mainly due to stock price was lower than 2021, mainly due to the stock price on the grant date is much lower this year comparing to price on grant date of 2021.

The Company recorded $0.79 million of research and development expenses for the nine months ended September 30, 2022, which the Company did not have any during the same period 2021. Research and development expenses include salaries, contracted services, as well as the related expenses of our research and product development team. The research and development expenditures also include research, develop, design, and enhance our assets and wealth management options and services to our clients, which is related to the business we acquired in the third quarter 2021.

Selling expenses increased by $0.16 million during the three months ended September 30, 2022 comparing to the same period of 2021, the increase in selling expenses was mainly due to increased salary and advertising fee.

The Company recorded $0.23 million of impairment loss in three months ended September 30, 2022 relating to short term investment which mainly due to Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.83 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. The impairment loss relating to short term investment is due to that overall economic environment has worsened in China with Covid-19 outbreak and related lockdown in various cities in China in 2022, Ukraine war, inflation, looming recession worldwide. According to the market value, the Company’s balance of the short term investment was$0.97 million on September 30, 2022.

Other Income, Net

Other income, net increased by $0.98 million to $1.21 million for the three months ended September 30, 2022 from $0.23 million in the same period of the last fiscal year, primarily due to a large change in foreign exchange gain.

Income Tax

Tax provision increased by $0.20 million for the three months ended September 30, 2022. We did not have tax provision for the same period of the last fiscal year.

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

Loss from Continuing Operations

Loss from continuing operations decreased by $3.00 million from $6.63 million for the three months ended September 30, 2021 to $3.63 million for the same period of 2022 mainly due to the increase in gross profit margin and decrease in operating expenses, as discussed above.

Comparison of Nine Months Ended September 30, 2022 and 2021

Revenue

The following table presents our consolidated revenues for the nine months ended September 30, 2022 and 2021, respectively:

	Nine months ended September 30,		Change
	2022	2021	Amount	%
CCM Shopping Mall Membership	-	85	(85)	(100)%
Coal and Aluminum Ingots Supply Chain Financing/Trading	11,494,617	10,402,759	1,091,858	10.50%
Asset management service	11,270,874	2,101,050	9,169,824	436.44%
Others	78,170	-	78,170	-
Total	$22,843,661	$12,503,894	$10,339,767	82.69%

CCM Shopping Mall Membership fees decreased from $85 for the nine months ended September 30, 2021 to $0 for the nine months ended September 30, 2022 because there was no new membership enrollment and the Company has transformed its business model of CCM Shopping Mall from a member-based platform to a sales agent based eCAAS platform since the second quarter of 2021, which has not generated any meaningful revenue. Due to COVID-19 related restriction on large gathering for meetings and conferences which primarily used by us before the pandemic for marketing and business development of new members for the platform, we were unable to attract new member enrollment and have had difficulties to generate revenues for the platform.

Revenues for coal and Aluminum Ingots Supply Chain Financing and Trading business increased from $10.40 million for the nine months ended September 30, 2021 to $11.49 million for the nine months ended September 30, 2022. We started the supply chain financing and trading business in the second quarter 2021, therefore we had more months to generate revenues for such business in 2022comparing to the same period of 2021. The COVID-19 outbreak in Xi’an and other cities in China where we had our supply chain business and the control measures by local government have caused material negative impact on our coal and aluminum ingot supply chain business revenues in the first quarter of 2022.

Revenues from asset management service increased from $2.10 million for the nine months ended September 30, 2021 to $11.27 million for the nine months ended September 30, 2022. We acquired this business on August 6, 2021 and only consolidated partial of its revenues for the nine months ended September 30, 2021, comparing to the full third quarters for 2022. If only comparing revenues from August and September 2022 to the same period of 2021, the revenue slightly increased in 2022 comparing to such two months in 2021 because NTAM has more assets under its management in 2022 comparing to the same period of 2021.

Other revenues increased from $0 for nine months ended September 30, 2021 to $78,170 for the nine months ended September 30, 2022, which were mainly increased NTAM’s Consulting fee income during the nine months ended September 30, 2022, which we did not have for the same period of 2021.

Cost of revenues

	Nine months ended September 30,		Change
	2022	2021	Amount	%
CCM Shopping Mall Membership	-	-	-	-
Coal and Aluminum Ingots Supply Chain Financing/Trading	11,297,800	10,650,371	647,429	6.08%
Asset management service	6,889,338	1,414,140	5,475,198	387.18%
Others	-	-	-	-
Total	$18,187,138	12,064,511	6,122,627	50.75%

Cost of revenues for the Coal and Aluminum Ingots Supply Chain Financing/Trading was $11.30 million and $10.65 million for the nine months ended September 30, 2022 and 2021, respectively, representing an increase of 6.08%. The increase in cost of revenues was in line with an increase in revenue.

Cost of revenues for the asset management service increased from $1.41 million for the nine months ended September 30, 2021 to $6.89 million for the nine months ended September 30, 2022. We acquired this business on August 6, 2021 and only consolidated partial of its cost of revenues for nine months ended 2021, comparing to the full third quarters for 2022. If only comparing cost of revenues from August and September 2022 to the same period of 2021, the cost of revenue slightly increased in 2022 comparing to such two months in 2021 which is in line with the slight increase in revenue.

Gross Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the nine months ended September 30, 2022 and 2021, respectively:

	Nine months ended September 30,
	2022		2021
	Gross profit	Gross margin	Gross profit	Gross margin
CCM Shopping Mall Membership	-	-	85	-
Coal Supply Chain Financing/Trading	196,817	1.71%	(247,611)	(2.38)%
Asset management service	4,381,536	38.87%	686,909	32.69%
Others	78,170	100	-	-
Total	$4,656,523	20.38%	439,383	3.51%

Overall gross margin as a percentage of revenue was 20.38% for the nine months ended September 30, 2022, an increase of 16.87% compared to 3.51% for the same period of last fiscal year, mainly due to more revenues from the asset management service which had a higher gross margin. The others were mainly increase in NTAM consulting fee income during the nine months ended September 30, 2022, which we did not have for the same period of 2021.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the nine months ended September 30, 2022 and 2021, respectively: (in thousands)

	September 30, 2022		September 30, 2021
	Amount	% of revenue	Amount	% of revenue
General and administrative	$9,619	42.11%	$4,568	36.53%
Research and Development expenses	1,994	8.73%	-	-
Stock compensation expense	1,280	5.60%	5,488	43.89%
Selling expenses	994	4.35%	135	1.08%
Impairment Loss	926	4.05%	-	-
Bad debt provision	2	0.01%	(15)	(0.12)%
Total operating expenses	$14,815	64.85%	$10,176	81.38%

General and administrative expenses increased by $5.05 million, or 110.58%, from $4.57 million to $9.62 million for the nine months ended September 30, 2022, compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly due to increased professional service fees for acquisition projects and certain training and consulting fees for the acquired and newly established companies during the nine months ended September 30, 2022.

Stock compensation expense was $1.28 million during the nine months ended September 30, 2022, as the Compensation Committee of the Board of Directors (the “Board”) of the Company granted certain shares of common stock of the Company to certain officers and employees in July 2022. Stock compensation expense was decreased 76.68% from $5.49 million in nine months ended September 30, 2021 to $1.28million in same period of 2022, mainly due to stock price was lower than 2021, mainly due to the stock price on the grant date is much lower this year comparing to price on grant date of 2021.

The Company recorded $1.99 million of research and development expenses for the nine months ended September 30, 2022, which the Company did not have any during the same period 2021. Research and development expenses include salaries, contracted services, as well as the related expenses of our research and product development team. The research and development expenditures also include research, develop, design, and enhance our wealth management options and services to our clients, which is related to the new business we acquired in August 2021.

Selling expenses increased by $0.86 million during the nine months ended September 30, 2022, the increase in selling expenses was mainly due to increased salary and advertising fee.

The Company recorded $0.93 million of impairment loss in nine months ended September 30, 2022 relating to short term investment which mainly due to Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.83 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. The impairment loss relating to the short term investment is due to that overall economic environment has worsened in China with Covid-19 outbreak and related lockdown in various cities in China in 2022, Ukraine war, inflation, looming recession worldwide. According to the market value, the Company’s balance of the short term investment was $0.97 million on September 30, 2022.

Other Income, Net

Other income, net increased by $1.31 million to $2.00 million for the nine months ended September 30, 2022 from $0.69 million in the same period of the last fiscal year, primarily due to a large change in foreign exchange gain.

Income Tax

Tax provision increased by $0.51 million for the nine months ended September 30, 2022. We did not have tax provision for the same period of the last fiscal year.

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

Loss from Continuing Operations

Loss from continuing operations decreased by $0.38 million from $9.05 million for the nine months ended September 30, 2021 to $8.67 million for the same period of 2022 mainly due to increase in revenues and gross margin which was partially offset by increases in cost of revenue and operating expenses, as discussed above.

Gain on disposal of discontinued operations

Loss on disposal of discontinued operation was $154 for the nine months ended September 30, 2022, which was related to the dissolution and deregistration of Chain Cloud Mall Logistics Center (Shanxi) Co., Ltd. on June 27, 2022.

Loss per Share

Basic and diluted loss per share from continuing operations were $0.12 and $0.11 for the nine months ended September 30, 2022, respectively, as compared to a loss of $0.14 and $0.14 for the same periods of 2021, respectively. Basic and diluted income per share attributable to discontinued operations was nil for the nine months ended September 30, 2022 respectively. Basic and diluted earnings per share attributable to discontinued operations was $0.04 and $0.04 for the nine months ended September 30, 2021 respectively.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $32.96 million, as compared to $50.27 million as of December 31, 2021. The decrease in cash, cash equivalents was mainly due the loss in operations and Company did not issue shares of common stock to raise money for the nine months ended September 30, 2022 comparing to the same period of 2021.

Our working capital has mainly been generated from our business operations and financing activities. Our working capital was $54.59 million, as of September 30, 2022, a decrease of $10.90 million from working capital of $65.49 million, as of December 31, 2021, mainly due to the Company had loss in its operations and did not raise any funds during the nine months ended September 30, 2022.

Net cash used in operating activities increased by $20.40 million to $0.59 million for the nine months ended September 30, 2022 from a cash outflow of $19.81 million for the same period of the last fiscal year. The increase in net cash used in operating activities was primarily due to a decrease in accounts receivable, increase in advances from customers and share-based payments during the nine months ended September 30, 2022.

Net cash used in investing activities increased by $7.73 million in the nine months ended September 30, 2022, comparing the same period of 2021, mainly due to additional loan to a third party.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $0.25 million representing a decrease of $68.52 million, as compared to cash provided by financing activities of $69.43 million during the nine months ended September 30, 2021. The decrease in cash provided by financing activities was mainly due to the Company had loss in operations and did not raise any funds during the nine months ended September 30, 2022, comparing to the same period of 2021.

Off-balance sheet arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal interim financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court) on February 9, 2021 based on diversity of jurisdiction. On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss. FT Global argues that the Court should deny the Company’s motion to dismiss. However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint. On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan. On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. On April 30, 2021, the Company served FT Global with its Initial Disclosures. On May 6, 2021, FT Global served the Company with its Initial Disclosures. On May 17, 2021, FT Global served the Company with its First Amended Initial Disclosures. On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information. The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the court concluded that additional information can be obtained through discovery. The Company timely filed an answer and defenses to FT Global’s complaint on November 24, 2021. On January 3, 2022 the Company propounded discovery requests upon FT Global, including interrogatories and requests for production of documents. On March 23, 2022, the Company propounded requests for admission upon FT Global. On March 24, 2022, FT Global propounded discovery requests upon the Company, including requests for production of documents and requests for admission. On April 1, 2022, FT Global served its response to the Company’s requests for production of documents. On May 13, 2022, FT Global served its responses to the Company’s interrogatories and requests for admissions.  On May 13, 2022, FT Global produced documents in response to the Company’s requests for production of documents. On June 3, 2022, the Company produced documents in response to FT Global’s requests for production of documents. On August 3, 2022, the Company took the deposition of FT Global. On August 4, 2022, FT Global took the deposition of the Company. On August 3, 2022, the Court granted the parties’ Consent Motion to Extend Discovery Period extending the discovery period from August 5, 2022 to September 14, 2022 and the deadline to file dispositive motions to October 12, 2022. On October 12, 2022, the Company filed a motion for summary judgment on all claims asserted by FT Global in this lawsuit. On November 2, 2022, FT Global filed its opposition to the Company’s motion for summary judgment. On November 16, 2022, the Company filed its reply in support of its motion for summary judgement on all claims asserted by FT Global in this lawsuit. The Company will continue to vigorously defend the action against FT Global.

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

November 21, 2022

By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Financial and Accounting Officer)

November 21, 2022