Form 10-K/A
period 2021-12-31
Future FinTech Group Inc.
filed 2023-03-22
CIK 1066923

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

EXPLANATORY NOTE

In response to a comment letter received from the Securities and Exchange Commission (the “SEC”), dated September 21, 2022, Future FinTech Group, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the SEC on April 15, 2022 (the “Original Form 10-K”) to agree with the Company’s responses to the comments from the staff of the SEC.

This Form 10-K/A should be read in conjunction with the Company’s periodic filings made with the SEC subsequent to the filing date of the Original Form 10-K, including any amendments to those filings, as well as any Current Reports, filed on Form 8-K subsequent to the date of the Original Form 10-K. In addition, in accordance with applicable rules and regulations promulgated by the SEC, the Company’s Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Form 10-K/A. The certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2. Because this Form 10-K/A sets forth the Original Form 10-K in its entirety, it includes both items that have been changed as a result of the amended disclosures and items that are unchanged from the Original Form 10-K. Other than the revision of the disclosures as discussed in our response letters to SEC, this Form 10-K/A speaks as of the original filing date of the Original Form 10-K and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-K/A that were not directly impacted by this amendment, which should be read in their historical context.

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

Future Fintech Group, Inc. is a holding company incorporated in Florida and it is not an operating company. As a holding company with no material operations of its own, the Company conducts its operations through its subsidiaries and contractual arrangements with a variable interest entity (VIE) – Cloud Chain E-Commerce (Tianjin) Co., Ltd. (“E-Commerce Tianjin”). We are the primary beneficiary of the VIE for accounting purposes. It is the holding company that the investors will hold an interest.

Unless otherwise stated, as used in this report “we,” “us,” “Company,” “our,” or “Future FinTech” refers to Future FinTech Group Inc., a Florida holding company, and “VIE” refers to the PRC variable interest entity (E-Commerce Tianjin).

Summary of Significant Risk Factors

The following is a summary of significant risk factors and uncertainties that may affect our business, which are discussed in more detail below in “Part I—Item 1A—Risk Factors” included in this Annual Report on Form 10-K:

Risks Related to Our Business

●	An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations and financial results. (see page 28 of this report)

●	The supply chain financing service industry is an emerging and rapidly evolving industry in China and we might not achieve the development as we expected. (see page 30 of this report)

●

The supply chain financing service industry is increasingly competitive in China. If we fail to compete effectively, we may lose our customers and partners, which could materially and adversely affect our business, financial condition and results of operations. (see page 30 of this report)

●

The asset management services that NTAM provides involve various risks, and failure to identify or fully appreciate such risks will negatively affect our reputation, client relationships, operations and prospects. (see page 30 of this report)

●	Our operations of NTAM depend on key management and professional staff and our business may suffer if we are unable to recruit or retain them. (see page 31 of this report)

●	The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect the development of our blockchain related business. (see page 33 of this report)

●	We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents. (see page 34 of this report)

●	Our business depends on our website, app, network infrastructure and transaction-processing systems. (see page 33 of this report)

Risks Related to Doing Business in the PRC

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations. (see page 36 of this report)

●	Uncertainties and quick change in the interpretation and enforcement of Chinese laws and regulations with little advance notice could result in a material and negative impact our business operations, decrease the value of our shares of common stock and limit the legal protections available to us. (see page 37 of this report)

●	The Chinese government exerts substantial influence over the manner in which we must conduct our business as well as more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, and may intervene or influence our operations at any time, which could result in a material change in our operations, and significantly limit or completely hinder our ability to offer or continue to offer securities to investors and, and cause the value of our shares of common stock to significantly decline or be worthless. (see page 38 of this report)

●	There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. (see page 39 of this report)

●	We could be restricted from paying dividends to shareholders due to PRC laws and other contractual requirements. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, the VIE, and the WFOE, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets. (see page 40 of this report)

●	The Holding Foreign Companies Accountable Act, or the HFCA Act, and the related regulations are evolving quickly. Further implementations and interpretations of or amendments to the HFCA Act or the related regulations, or a PCOAB’s determination of its lack of sufficient access to inspect our auditor, might pose regulatory risks to and impose restrictions on us because of our operations in mainland China. A potential consequence is that our shares of common stock may be delisted by the exchange. The delisting of our common stock, or the threat of our common stock being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct full inspections of our auditor deprives our investors of the benefits of such inspections. (see page 42 of this report)

Risks Relating to Our Corporate Structure

●	If the PRC government deems that the contractual arrangements in relation to the consolidated variable interest entity do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations. (see page 43 of this report)

●	The shareholders of the consolidated VIE may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition. (see page 44 of this report)

●

Any failure by the consolidated VIE or their shareholders to perform their obligations under the contractual arrangements with them would have a material adverse effect on our business. (see page 44 of this report)

●	The contractual arrangements with the consolidated affiliated entity may not be as effective in providing operational control as direct ownership. (see page 44 of this report)

Risks Related to Our Common Stock

●	We are authorized to issue blank check preferred stock, which may be issued without shareholder approval and which may adversely affect the rights of holders of our Common Stock. (see page 45 of this report)

●	In recent years, our Common Stock has been in danger of being delisted from the NASDAQ Stock Market (“NASDAQ”). (see page 46 of this report)

Other risks and uncertainties, including those listed under “Part I—Item 1A—Risk Factors”.

These factors should not be construed as exhaustive, and should be read with the other cautionary statements, and other information in this Annual Report on Form 10-K, and our other filings with the SEC.

PART I

ITEM 1 – BUSINESS

Overview

Future FinTech is a holding company incorporated under the laws of the State of Florida and it is not a Chinese operating company. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our subsidiaries and contractual arrangements with a variable interest entity (VIE) – Cloud Chain E-Commerce (Tianjin) Co., Ltd., formerly known as Chain Cloud Mall E-Commerce (Tianjin) Co., Ltd. (“E-Commerce Tianjin”), based in China and this structure involves unique risks to investors. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in People’s Republic of China (“PRC” or “China”). Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to a real-name blockchain based e-commerce platform, supply chain financing services and trading business and financial technology business. The main business of the Company includes an online shopping platform, Chain Cloud Mall (“CCM”), which is based on blockchain technology; supply chain financing services and trading, financial technology service business and the application and development of blockchain-based technology in financial technology services. The Company has also expanded into financial services and cryptocurrency market data and information service businesses.

There are legal and operational risks associated with being based in and having majority of our operations in Hong Kong and China. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued an announcement to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. On December 28, 2021, Cybersecurity Review Measures published by Cyberspace Administration of China or the CAC, National Development and Reform Commission, Ministry of Industry and Information Technology, Ministry of Public Security, Ministry of State Security, Ministry of Finance, Ministry of Commerce, People’s Bank of China, State Administration of Radio and Television, China Securities Regulatory Commission, State Secrecy Administration and State Cryptography Administration, effective on February 15, 2022, which provides that, Critical Information Infrastructure Operators (“CIIOs”) that purchase internet products and services and Data Processing Operators (“DPOs”) engaging in data processing activities that affect or may affect national security shall be subject to the cybersecurity review by the Cybersecurity Review Office. On November 14, 2021, CAC published the Administration Measures for Cyber Data Security (Draft for Public Comments), or the “Cyber Data Security Measure (Draft)”, which requires cyberspace operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. As of the date of this report, these new laws and guidelines have not impacted the Company’s ability to conduct its business, accept foreign investments, or list and trade on a U.S. or other foreign exchange; however, there are uncertainties in the interpretation and enforcement of these new laws and guidelines, which could materially and adversely impact our business and financial outlook and may impact our ability to accept foreign investments or continue to list on a U.S. or other foreign exchange. Any change in foreign investment regulations, and other policies in China or related enforcement actions by Chinese government could result in a material change in our operations and the value of our securities and could significantly limit or completely hinder our ability to offer our securities to investors or cause the value of our securities to significantly decline or be worthless. The Company’s auditor is headquartered in the U.S. and the Public Company Accounting Oversight Board (United States) (the “PCAOB”) currently has access to inspect the working papers of our auditor and our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. In accordance with the HFCA Act, trading in securities of any registrant on a national securities exchange or in the over-the-counter trading market in the United States may be prohibited if the PCAOB determines that it cannot inspect or fully investigate the registrant’s auditor for three consecutive years beginning in 2021, and, as a result, an exchange may determine to delist the securities of such registrant. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period before our securities may be prohibited from trading or delisted if our auditor is unable to meet the PCAOB inspection requirement. The Holding Foreign Companies Accountable Act and related regulations currently does not affect the Company as the Company’s auditor is subject to PCAOB’s inspections and investigations. However, if it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction or any other reasons, the lack of inspection could cause the trading in our securities to be prohibited under the Holding Foreign Companies Accountable Act, and as a result Nasdaq may delist our securities.

As a holding company, we may rely on dividends and other distributions on equity paid by our subsidiaries for our cash and financing requirements. If any of our subsidiaries or our WFOE incurs debt on its own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us. However, neither any of our subsidiaries or the VIE has made any dividends, other distributions or cash transfers to our holding company or any U.S. investors as of the date of this report. In the future, cash proceeds raised from overseas financing activities may be transferred by us to our PRC subsidiaries via capital contribution or shareholder loans, as the case may be. As a holding company, we may rely principally on dividends and other distributions on equity paid by our subsidiaries for our cash and financing requirements we may have. As of the date of this report, we do not have cash management policies and procedures in place that dictate how funds are transferred through our organization. Rather, the funds can be transferred in accordance with the applicable PRC laws and regulations. See “Dividend Distribution and Cash Transfer Between the Holding Company, Subsidiary and VIE” and “Selected Condensed Consolidated Financial Schedule of the Company and Its Subsidiaries and VIE.

As of the date of this report, no dividends or distributions have been made between the holding company, its subsidiaries, and consolidated VIE, or to investors other than U.S. investors. The holding company, its subsidiaries, and the VIE do not have any plan to distribute dividend or settle amounts owed under the VIE Agreements in the foreseeable future. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, the VIE, and the WFOE (as defined below), such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets. See “Dividend Distribution and Cash Transfer Between the Holding Company, Subsidiary and VIE.” and “Risk Factor - We could be restricted from paying dividends to shareholders due to PRC laws and other contractual requirements. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, the VIE, and the WFOE, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets.”

In the opinion of our PRC counsel Fengdong Law Firm, the VIE and certain subsidiaries of the Company are incorporated and operating in mainland China and they have received all required permissions from Chinese authorities to operate their current business in China, including Business licenses, Bank Account Open Permits and Value Added Telecom Business License. Our subsidiaries outside of mainland China also have obtained permissions or approvals to operate their business in the countries where they operate their business.

As of the date of this report, in the opinion of our PRC counsel Fengdong Law Firm, we, our subsidiaries and the VIE in China are not subject to permission requirements from the China Securities Regulatory Commission (“CSRC”), Cyberspace Administration of China (“CAC”) or any other entity that is required to approve of the VIE’s operations and have not received or were denied such permissions by any PRC authorities. Nevertheless, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Given the current PRC regulatory environment, it is uncertain when and whether we, our subsidiaries or the VIE, might be required to obtain permission from the PRC government to offer our securities to foreign investors in the future, and even when such permission is obtained, whether it will be denied or rescinded. If we or any of our subsidiaries or the VIE do not receive or maintain such permissions or approvals, inadvertently conclude that such permissions or approvals are not required, or applicable laws, regulations, or interpretations change and we or our subsidiaries are required to obtain such permissions or approvals in the future, it could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of our securities to significantly decline or become worthless. If applicable laws, regulations, or interpretations change and the VIE is required to obtain such permissions or approvals in the future, we may face substantial uncertainties as to whether we can obtain such permissions or approvals in a timely manner, or at all. Failure to take timely and appropriate measures to adapt to any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations. In addition, these VIE agreements have not been truly tested in the courts in China and Chinese regulatory authorities could disallow the VIE structure, which would likely result in a material change in our operations and/or value of our securities, including that it could cause the value of our securities to significantly decline or become worthless. The VIE structure is used to provide investors with exposure to foreign investment in China-based companies where Chinese law prohibits or restricts direct foreign investment in certain types of operating companies, and that investors may never hold equity interests in the VIE. See “Risk Factor - If the PRC government deems that the contractual arrangements in relation to the consolidated variable interest entity do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.”

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

Our organizational structure as of December 31, 2021 is set forth in the diagram:

 Contractual Arrangements

 Equity Interest

VIE Contractual Arrangements

On July 31, 2019, Cloud Chain Network and Technology (Tianjin) Co., Limited (“CCM Network” or “CCM Tianjin”, formerly known as Chain Cloud Mall Network and Technology (Tianjin) Co., Limited), Cloud Chain E-Commerce (Tianjin) Co., Ltd., formerly known as Chain Cloud Mall E-Commerce (Tianjin) Co., Ltd. (“E-Commerce Tianjin”), a limited liability company incorporated under the laws of China, and Mr. Zeyao Xue and Mr. Kai Xu, citizens of China and together 100% shareholders of E-Commerce Tianjin, entered into the following agreements, or collectively, the “Variable Interest Entity Agreements” or “VIE Agreements,” pursuant to which CCM Network has contractual rights to control and operate the business of E-commerce Tianjin (the “VIE”). Mr. Zeyao Xue is a major shareholder of the Company and the son of Mr. Yongke Xue, the President of the Company. Mr. Kai Xu was the Chief Operating Officer of the Company then and currently is the Deputy General Manager of FT Commercial Group Ltd., a wholly owned subsidiary of the Company and the vice president of blockchain division of the Company. The VIE is consolidated for accounting purposes but is not an entity in which we own equity.

Pursuant to Chinese law and regulations, a foreign owned enterprise cannot apply for and hold a license for operation of certain e-commerce businesses. CCM Network is an indirectly wholly foreign owned enterprise of the Company (“WFOE”). In order to comply with Chinese law and regulations, CCM Network agreed to provide E-Commerce Tianjin an Exclusive Operation and Use Rights Authorization to operate and use the Chain Cloud Mall System owned by CCM Network. Although the VIE Contractual Arrangements have been widely adopted by PRC companies seeking for listing aboard, such arrangements have not been truly tested in any of the PRC courts. There are very few precedents as to how contractual arrangements in the context of a consolidated variable interest entity should be interpreted or enforced under PRC laws. In addition, these VIE agreements have not been truly tested in the courts in China and Chinese regulatory authorities could disallow the VIE structure, which would likely result in a material change in our operations and/or value of our securities, including that it could cause the value of our securities to significantly decline or become worthless. The VIE structure is used to provide investors with exposure to foreign investment in China-based companies where Chinese law prohibits or restricts direct foreign investment in certain types of operating companies, and that investors may never hold equity interests in the VIE. If the consolidated VIE or its shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements.

The following is a summary of the currently effective contractual arrangements relating to E-Commerce Tianjin.

Contractual Arrangements with The Consolidated Affiliated Entity and Its Respective Shareholders

The contractual arrangements with the VIE and its shareholders allow us to consolidate financial results of the VIE in our financial statements because we have satisfied conditions for consolidation of the VIE under U.S. GAAP, pursuant to which E-Commerce Tianjin is considered a VIE under the Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation”, because the equity investments in E-Commerce Tianjin no longer have the characteristics of a controlling financial interest, and the Company, through CCM Network, is the primary beneficiary of E-Commerce Tianjin for accounting purposes. A VIE is an entity that either has a total equity investment that is insufficient to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary of, and must consolidate, the VIE. CCM Network has a controlling financial interest in, receives the economic benefits from, is the primary beneficiary of and has the power to direct the activities of the VIE to the extent that it has satisfied the conditions for consolidation of the VIE under U.S. GAAP. Pursuant to the contractual arrangements with CCM Network, E-Commerce Tianjin shall pay service fees equal to all of its net profit after tax to CCM Network. Such contractual arrangements are designed so that the E-Commerce Tianjin would operate for the benefit of CCM Network and ultimately, the Company.

As a result of the contractual arrangements with the VIE, we are regarded as the primary beneficiary of the VIE for accounting purposes, and we treat the VIE and its subsidiaries as the consolidated affiliated entities under U.S. GAAP. We have consolidated the financial results of the VIE in our consolidated financial statements in accordance with U.S. GAAP.

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

We are a holding company incorporated in Florida. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our subsidiaries and contractual arrangements with the VIE (E-Commerce Tianjin) based in China. The VIE is consolidated for accounting purposes but is not an entity in which we own equity. The VIE structure is subject to various risks. For example, the contractual arrangements may not be as effective as direct ownership in providing us with control over E-Commerce Tianjin. We expect to rely on the performance by the VIE shareholders of their respective obligations under the contracts to exercise control over E-Commerce Tianjin. The VIE shareholders may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks will exist throughout the period in which we operate related e-commerce platform business through the contractual arrangements. If any dispute relating to these contracts remains unresolved, we will have to enforce our rights under these contracts through the operations of PRC law and arbitration, litigation or other legal proceedings which could be a lengthy process and very costly.

Dividend Distribution and Cash Transfer Between the Holding Company, Subsidiary and VIE

Our PRC operating entities receive a substantial part of our revenue in the RMB. Under our current corporate structure, to fund any cash and financing requirements we may have, the Company may rely on dividend payments from its nine direct wholly-owned subsidiaries. CCM Network will receives payment from E-Commerce Tianjin when it starts to generate profits, pursuant to the VIE Agreements. Under existing PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from State Administration of Foreign Exchange or the SAFE by complying with certain procedural requirements. Therefore, our Chinese subsidiaries are able to pay dividends in foreign currencies to us without prior approval from SAFE, subject to the condition that the remittance of such dividends outside of the PRC complies with certain procedures under PRC foreign exchange regulation, such as the overseas investment registrations by our shareholders or the ultimate shareholders of our corporate shareholders who are PRC residents. Approval from or registration with appropriate government authorities is, however, required where the RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. For the Company and our subsidiaries in Hong Kong, BVI, Japan, Cayman, UK, Dubai and U.S. (“Non-PRC Entities”), there is no restrictions on foreign exchange for such entities and they are able to transfer cash among these entities across borders. Also, there is no restrictions and limitations on the abilities of Non-PRC Entities to distribute earnings from their businesses, including from subsidiaries to the parent company or from the Company to the U.S. investors.

Current PRC regulations permit our PRC subsidiaries to pay dividends to the Company only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. Under the existing laws of Hong Kong, funds from capital accounts can be repatriated and remitted overseas without restrictions, and there is no foreign exchange control imposed.

To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, the VIE, and the WFOE, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets. See “Risk Factor - We could be restricted from paying dividends to shareholders due to PRC laws and other contractual requirements.” and “Risk Factor - We could be restricted from paying dividends to shareholders due to PRC laws and other contractual requirements. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, the VIE, and the WFOE, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets.” We intend to keep any future earnings to re-invest in and finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. We currently don’t have any cash management policies and procedures in place that dictate how funds are transferred through our organization. Rather, the funds can be transferred in accordance with the applicable PRC laws and regulations.

Cash dividends, if any, on our shares of common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%. Pursuant to the Arrangement between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Tax Evasion With Respect to Taxes On Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5%, if the recipient of the relevant dividends qualifies certain necessary requirements, including without limitation that (a) the Hong Kong project must be the beneficial owner of the relevant dividends; and (b) the Hong Kong project must directly hold no less than 25% share ownership in the PRC project during the 12 consecutive months preceding its receipt of the dividends. The 5% withholding tax rate, however, does not automatically apply and in current practice, a Hong Kong project must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to any dividends paid by our PRC subsidiaries to its immediate holding company, Future FinTech (Hong Kong) Limited. As of the date of this report, we have not applied for the tax resident certificate from the relevant Hong Kong tax authority. Future FinTech (Hong Kong) Limited intends to apply for the tax resident certificate if and when its PRC subsidiaries plan to declare and pay dividends to Future FinTech (Hong Kong) Limited.

During the fiscal years ended December 31, 2021 and 2020, cash transfers between our Company, our subsidiaries, and the VIE were as follows:

Selected Condensed Consolidated Financial Schedule of the Company and Its Subsidiaries and VIE

The following tables present selected condensed consolidated financial data of the Company and its subsidiaries and VIE for the years ended December 31, 2021 and 2020, and balance sheet data as of December 31, 2021 and 2020, which have been derived from our audited consolidated financial statements for those periods.  The Company records its investments in its subsidiaries under the equity method of accounting. Such investments are presented in the selected condensed consolidated balance sheets of the Company as “Investments in VIE” and the profit of the subsidiaries is presented as “Income for equity method investment” in the selected condensed consolidated statements of income and comprehensive income.

Future FinTech Group Inc.

As of December 31, 2021

	Future FinTech(1)	WOFE(2)	Parent(3)	Subsidiaries(4)	PRC(5)	Hong Kong subsidiaries(6)	VIE(7)	Eliminations	Consolidated Total(8)
Cash	50,262,855	3,208	36,013,785	1,735,353	11,385,955	1,127,762	10,662	-	50,273,517
Intercompany receivables		91,648	145,935,113	-	731,542	21,606,086	399,594	(168,672,334)	-
TOTAL CURRENT ASSETS	72,282,967	174,690	181,977,108	3,627,337	40,615,756	31,110,930	438,088	(185,048,164)	72,721,055
Investment in subsidiaries	-	-	373,366	153,259	1,568,455	42,943,083	-	(45,038,163)	-
TOTAL NON CURRENT ASSETS	18,899,330	37,590	373,366	649,526	4,341,708	42,989,219	36,700	(29,454,489)	18,936,030
TOTAL ASSETS	91,182,297	212,280	182,350,474	4,276,863	44,957,464	74,100,149	474,788	(214,502,653)	91,657,085
Intercompany payables		-	-	20,090,419	79,878,750	87,889,375	601,915	(188,460,459)	-
TOTAL LIABILITIES	9,938,826	1,972,157	313,363	20,297,678	82,134,085	96,232,710	864,101	(189,039,010)	10,802,927
TOTAL STOCKHOLDERS’ EQUITY	81,243,471	(1,759,877)	182,037,111	(16,020,815)	(37,176,621)	(22,132,561)	(389,313)	(25,463,643)	80,854,158
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	91,182,297	212,280	182,350,474	4,276,863	44,957,464	74,100,149	474,788	(214,502,653)	91,657,085

Future FinTech Group Inc.

For the year ended December 31, 2021

	Future FinTech(1)	WOFE(2)	Parent(3)	Subsidiaries(4)	PRC(5)	Hong Kong subsidiaries(6)	VIE(7)	Eliminations	Consolidated Total(8)
Revenues	25,044,142	-	-	-	34,034,661	5,315,708	6,659	(14,306,227)	25,050,801
Cost of goods/services	23,242,882	-	-	-	33,524,791	4,024,318	6,054	(14,306,227)	23,248,936
Other material expenses	14,879,235	66,955	11,401,929	2,564,823	(566,789)	1,479,272	131,214	-	15,010,449
Subtotals	(13,077,975)	(66,955)	(11,401,929)	(2,564,823)	1,076,659	(187,882)	(130,609)	-	(13,208,584)
Net Income (Loss)	(14,117,924)	341,357	(11,413,830)	(2,584,775)	(523,733)	(235,699)	(88,001)	640,113	(14,205,925)
Comprehensive Income ( Loss)	(14,349,765)	385,623	(11,413,830)	(2,584,775)	(115,462)	(235,699)	(56,007)	-	(14,405,773)

Future FinTech Group Inc.

For the year ended December 31, 2021

	Future FinTech(1)	WOFE(2)	Parent(3)	Subsidiaries(4)	PRC(5)	Hong Kong subsidiaries(6)	VIE(7)	Eliminations	Consolidated Total(8)
Net cash provided by (used in) operating activities	(17,378,033)	(44,014)	29,838,415	2,981,154	(56,152,939)	5,955,337	4,439	-	(17,373,594)
Net Cash Used in Investing Activities	(11,144,882)	-	-	(586,913)	(4,797,486)	(5,760,483)	(36,105)	-	(11,180,987)
Net Cash Provided by Financing Activities	69,274,810	-	(1,163,146)	-	70,437,956	-	-	-	69,274,810

Future FinTech Group Inc.

As of December 31 2020

	Future FinTech(1)	WOFE(2)	Parent(3)	Subsidiaries(4)	PRC(5)	Hong Kong subsidiaries(6)	VIE(7)	Eliminations	Consolidated Total (8)
Cash	9,777,282	2,955	7,338,516	1,765	2,436,497	504	10,759	-	9,788,041
Intercompany receivables		173,924	101,097,836	-	5,097,188	22,010,542	273,538	(128,479,105)	-
TOTAL CURRENT ASSETS	15,216,076	178,259	108,451,352	5,765	13,263,597	22,011,046	303,792	(128,515,684)	15,519,869
Investment in subsidiaries	-	-	-	153,259	153,259	-	-	(306,518)	-
TOTAL NON CURRENT ASSETS	410,548	50,260		153,259	860,470	-	1,296	(603,181)	411,843
TOTAL ASSETS	15,626,624	228,519	108,451,352	159,024	14,124,066	22,011,046	305,088	(129,118,865)	15,931,712
Intercompany payables		1,868,390	-	15,182,391	72,455,666	44,533,300	435,954	(132,607,312)	-
TOTAL LIABILITIES	6,602,083	2,285,671	2,032,810	15,182,391	76,580,789	44,581,295	598,488	(131,775,202)	7,200,571
TOTAL STOCKHOLDERS’ EQUITY	9,024,541	(2,057,152)	106,418,542	(15,023,367)	(62,456,723)	(22,570,248)	(293,400)	2,656,337	8,731,141
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	15,626,624	228,519	108,451,352	159,024	14,124,066	22,011,046	305,088	(129,118,865)	15,931,712

Future FinTech Group Inc.

For the year ended December 31 2020

	Future FinTech(1)	WOFE(2)	Parent(3)	Subsidiaries(4)	PRC(5)	Hong Kong subsidiaries(6)	VIE(7)	Eliminations	Consolidated Total(8)
Revenues	189,131	187,199	-	-	189,964	-	181,526	(833)	370,657
Cost of goods/services	265	-	-	-	1,098	-	35,021	(833)	35,286
Other material expenses	15,040,378	1,911,205	8,843,304	160,148	(16,478,272)	22,515,198	312,624	-	15,353,002
Subtotals	(14,851,512)	(1,724,006)	(8,843,304)	(160,148)	16,667,138	(22,515,198)	(166,119)	-	(15,017,631)
Net Income (Loss)	89,108,113	(1,750,192)	(11,750,075)	12,410,399	65,930,569	22,517,221	(177,802)	-	88,930,311
Comprehensive Income ( Loss)	75,440,746	(4,963,670)	(11,750,075)	12,410,399	52,263,201	22,517,221	102,143	-	75,542,889

Future FinTech Group Inc.

For the year ended December 31 2020

	Future FinTech (1)	WOFE (2)	Parent(3)	Subsidiaries(4)	PRC(5)	Hong Kong subsidiaries(6)	VIE(7)	Eliminations	Consolidated Total(8)
Net cash provided by (used in) operating activities	(10,274,604)		(957,990)	-	(9,495,682)	179,068	133,770	-	(10,140,834)
Net Cash Used in Investing Activities	(46,195)		-	-	(46,195)	-	(1,814)	-	(48,009)
Net Cash Provided by Financing Activities	3,220,580		957,990	-	2,262,590	-	4,531	-	3,225,111

(1)	Future FinTech：all companies except for VIE.

(2)	WFOE: Cloud Chain Network and Technology (Tianjin) Co., Limited, the wholly foreign owned entity of the Company that is the primary beneficiary of the VIE.

(3)	Parent：the holding company, i.e. Future FinTech Group Inc.

(4)	Subsidiaries：all subsidiaries except for VIE, subsidiaries in PRC, Future FinTech (Hong Kong) Limited and Nice Talent Asset Management Limited in Hong Kong.

(5)	PRC：all subsidiaries in China except for VIE.

(6)	Hong Kong subsidiaries：Future FinTech (Hong Kong) Limited and Nice Talent Asset Management Limited.

(7)	VIE：E-Commerce Tianjin.

(8)	Consolidated Total：all companies included.

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

In September 2000, the State Council promulgated the Administrative Measures on Internet Information Services, or the Internet Measures, most recently amended in January 2011. Under the Internet Measures, “internet information services” refer to the provision of information through the internet to online users, and are divided into “commercial internet information services” and “non-commercial internet information services”. Commercial internet information services operators shall obtain an ICP License, from the relevant government authorities within China. E-commerce (Tianjin), the VIE, holds our VATS License for our Value-Added Telecommunication businesses.

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

The Fit and Proper Guidelines apply to a number of persons including the following:

●	an individual who applies for license or is licensed under Part V of the HKSFO;

●	a licensed representative who applies for approval or is approved as a responsible officer under Part V of the HKSFO;

●	a corporation which applies for license or is licensed under Part V of the HKSFO;

●	an authorized financial institution which applies for registration or is registered under Part V of the HKSFO;

●	an individual whose name is to be or is entered in the register maintained by the Hong Kong Monetary Authority under section 20 of the Banking Ordinance (Cap. 155) of Hong Kong; and

●	an individual who applies to be or has been given consent to act as an executive director of a registered institution under section 71C of the Banking Ordinance (Cap. 155 of Hong Kong).

Section 129(2) of the HKSFO empowers the HKSFC to take into consideration any of the following in considering whether a person is fit and proper:

●	decisions made by such relevant authorities as stated in section 129(2)(a) of the HKSFO or any other authority or regulatory organization, whether in Hong Kong or elsewhere, in respect of that person;

●	in the case of a corporation, any information relating to:

o	any other corporation within the group of companies; or

o	any substantial shareholder or officer of the corporation or of any of its group companies;

●	in the case of a corporation licensed under section 116 or 117 of the HKSFO or registered under section 119 of the HKSFO or an application for such license or registration:

o	any information relating to any other person who will be acting for or on its behalf in relation to the regulated activity; and

o	whether the person has established effective internal control procedures and risk management systems to ensure its compliance with all applicable regulatory requirements under any of the relevant provisions;

●	in the case of a corporation licensed under section 116 or section 117 of the HKSFO or an application for the license, any information relating to any person who is or to be employed by, or associated with, the person for the purposes of the regulated activity; and

●	the state of affairs of any other business which the person carries on or proposes to carry on.

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

Regulations Relating to Pledged Assets and Rights in PRC

On January 1, 2021, the Civil Code of China took effective which replaced the Guarantee Law, Contract Law, Property Law and General Provisions of Civil Law. The credit control measures used in supply chain finance business mostly are subject to the relevant provisions of the Civil Code. Article 681 of the Civil Code stipulates that a guarantee contract is a contract to ensure the realization of creditor’s rights. The guarantor and the creditor may agree when the debtor fails to pay its due debts or the event agreed by the parties occur, the guarantor shall pay the debts or bear responsibility. Article 696 of the Civil Code stipulates that if the creditor transfers all or part of the creditor’s rights without notifying the guarantor, the transfer shall have no effect on the guarantor. The guarantor and the creditor may agree to prohibit the transfer of creditor’s rights. Also, if the collateral lien is not registered, it cannot be used against a bona fide third party. A bona fide third party means a buyer who has paid a reasonable price and obtained the property in normal business activities. In supply chain finance business, the bulk goods are usually used as collaterals for the financing and the pledge must be registered in order to be used against the claim from a bona fide buyer. Certain accounts receivable may be pledged pursuant to the Civil Code. Article 440 of the Civil Code stipulates that the debtor or a third party that has the disposal rights to the assets may pledge such assets, including bills of exchange, promissory notes and cheques, bonds and certificates of deposit, warehouse receipt and bill of lading, etc. The Decision On Implementation of Unified Registration of Tangible Assets and Rights Guarantees by the State Counsel became effective on January 1, 2021. The types of tangible assets and right guarantees covered by the unified registration include production equipment, raw materials, semi-finished products and products, accounts receivable, deposit certificate, warehouse receipt and bill of lading, finance lease and factoring, etc. The tangible assets and rights guarantee covered by the unified registration shall be registered by the parties through the unified registration and publicity system of tangible assets financing under the credit investigation center of the People’s Bank of China, and parties shall be responsible for the authenticity, integrity and legitimacy of the registered contents. The registration authority does not conduct substantive examination of the registered contents.

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

Furthermore, we and our China based operating entities, as well as our investors, face uncertainty about future actions by the Chinese government that could significantly affect our financial performance and operations, including the enforceability of the VIE contractual arrangements. If future laws, administrative regulations or provisions mandate further actions to be taken by companies with respect to existing VIE contractual arrangements, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to adapt to any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations.

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

On February 15, 2022, Cybersecurity Review Measures published by Cyberspace Administration of China, National Development and Reform Commission, Ministry of Industry and Information Technology, Ministry of Public Security, Ministry of State Security, Ministry of Finance, Ministry of Commerce, People’s Bank of China, State Administration of Radio and Television, China Securities Regulatory Commission, State Secrecy Administration and State Cryptography Administration became effective, which provides that, Critical Information Infrastructure Operators (“CIIOs”) that intend to purchase internet products and services and Data Processing Operators (“DPOs”) engaging in data processing activities that affect or may affect national security shall be subject to the cybersecurity review by the Cybersecurity Review Office. On November 14, 2021, CAC published the Administration Measures for Cyber Data Security (Draft for Public Comments), or the “Cyber Data Security Measure (Draft)”, which requires cyberspace operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. As confirmed by our PRC counsel Fengdong Law Firm, we are currently not subject to cybersecurity review with the Cyberspace Administration of China (“CAC”) under these new measures, because the VIE E-Commerce Tianjin is not a cyberspace operator with personal information of more than 1 million users or has activities that affect or may affect national security. Nevertheless, the aforementioned draft measures and any related implementation rules to be enacted may subject us to additional compliance requirement in the future.

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

As advised by our PRC counsel Fengdong Law Firm, Article 177 is only applicable where the activities of overseas authorities constitute a direct investigation or evidence collection by such authorities within the territory of the PRC. A substantial of our business operation is conducted in the PRC. In the event that the U.S. securities regulatory agencies carry out an investigation on us such as an enforcement action by the Department of Justice, the SEC or other authorities, such agencies’ activities will constitute conducting an investigation or collecting evidence directly within the territory of the PRC and accordingly fall within the scope of Article 177. In that case, the U.S. securities regulatory agencies may have to consider establishing cross-border cooperation with the securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or establishing a regulatory cooperation mechanism with the securities regulatory authority of the PRC. However, there is no assurance that the U.S. securities regulatory agencies will succeed in establishing such cross-border cooperation in this particular case and/or establish such cooperation in a timely manner.

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

We could be restricted from paying dividends to shareholders due to PRC laws and other contractual requirements. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, the VIE, and the WFOE, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets.

We are a holding company incorporated in the State of Florida and do not have any assets or conduct any business operations other than our investments in our subsidiaries and affiliates. As a result of our holding company structure, we rely entirely on dividend payments from our subsidiaries. PRC accounting standards and regulations currently permit payment of dividends only out of accumulated profits, a portion of which is required to be set aside for certain reserve funds. Furthermore, if our subsidiaries and the VIE in China incur debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. Although we do not intend to pay dividends in the future, our inability to receive all of the profit from our China subsidiaries’ operations may provide an additional obstacle to our ability to pay dividends if we so decide in the future. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, the VIE, and the WFOE, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets.

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

All but one of our present officers and directors reside outside of the United States. In addition, most of our subsidiaries and assets are located outside of the United States. Therefore, it may be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. securities laws against us in the courts of either the United States or the Hong Kong/PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC or Hong Kong courts. Further, it is unclear if extradition treaties now in effect between the United States, Hong Kong and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. Federal securities laws or otherwise.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

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

On August 26, 2022, PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China governing inspections and investigations of audit firms based in China and Hong Kong.  However, the Statement of Protocol is a framework agreement and there are still uncertainties whether PCAOB can inspect and investigate completely audit firms in China and Hong Kong.

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

Risks Relating to Our Corporate Structure

If the PRC government deems that the contractual arrangements in relation to the consolidated variable interest entity do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

Foreign ownership of internet-based businesses, including value-added telecommunications services, is subject to restrictions under current PRC laws and regulations. To comply with PRC laws and regulations, we conduct our e-commerce operations in China through a series of contractual arrangements entered into among WFOE, the VIE and the shareholders of the VIE. As a result of these contractual arrangements, we exert control over the VIE and consolidate its operating results in our financial statements under U.S. GAAP. For a detailed description of these contractual arrangements, see “The VIE Contractual Arrangements.”

In the opinion of our PRC counsel Fengdong Law Firm, our current ownership structure, the ownership structure of our PRC subsidiary and the consolidated VIE, and the contractual arrangements among WFOE, the VIE and the shareholders of the VIE are common practices for the companies listed on stock exchanges in the U.S. engaging in the businesses restricted in China and these contractual arrangements are valid and binding in accordance with their terms and applicable PRC laws and regulations currently in effect. However, our PRC counsel Fengdong Law Firm has also advised us that there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations and there can be no assurance that the PRC government will ultimately take a view that is consistent with the opinion of our PRC counsel Fengdong Law Firm. In the event PRC regulations change or are interpreted differently in the future, our shares may decline in value or become worthless if we are unable to assert our contractual control rights over the assets of the VIE.

If the PRC government finds that our contractual arrangements do not comply with its restrictions on foreign investment in the e-commerce business, the relevant PRC regulatory authorities, including the China Securities Regulatory Commission may require us to discontinue or place restrictions or onerous conditions on our operations and it may also impose fines, confiscate the income from the WFOE or VIE. The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our e-commerce business. In addition, it is unclear what impact the PRC government actions would have on us and on our ability to consolidate the financial results of the VIE in our consolidated financial statements, if the PRC government authorities were to find the VIE structure and contractual arrangements to be in violation of PRC laws and regulations. If the imposition of any of these government actions causes us to lose our right to direct the activities of the VIE or our right as the primary beneficiary of the VIE for accounting purposes and we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of the VIE in our consolidated financial statements. Either of these results, or any other significant penalties that might be imposed on us in this event, would have a material adverse effect on our financial condition and results of operations.

Any failure by the consolidated VIE or their shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.

If the consolidated VIE or its shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. We may also have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective under PRC laws. For example, if the shareholders of the VIE were to refuse to transfer their equity interest in the VIE to us or our designee if we exercise the purchase option pursuant to these contractual arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal action to compel them to perform their contractual obligations.

All the agreements under our contractual arrangements are governed by PRC laws. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as well established as in some other jurisdictions, such as in the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. Meanwhile, there are some regulations unfavorable to VIEs. However, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a consolidated variable interest entity should be interpreted or enforced under PRC laws and there remain significant uncertainties regarding the ultimate outcome of such legal proceedings should legal action become necessary. Currently, almost all of the Chinese companies listed on overseas stock exchanges that are in the internet-based business such as e-commerce or online-gaming have adopted a VIE structure. If the losing parties fail to carry out the court judgement or arbitration awards within a prescribed time limit, the prevailing parties may only enforce them in PRC courts, which would require additional expenses and delay. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective control over the consolidated variable interest entities, and our ability to conduct our business may be negatively affected.

The shareholders of the consolidated VIE may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

The shareholders of the VIE and their interests in the VIE may differ from their interests of our Company as a whole. These shareholders may breach, or cause the consolidated variable interest entities to breach, the existing contractual arrangements we have with them and the consolidated variable interest entity, which would have a material adverse effect on our ability to act as the primary beneficiary of the VIE for accounting purposes. For example, the shareholders may be able to cause our agreements with E-Commerce Tianjin to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our company or such conflicts will be resolved in our favor.

Currently, we do not have any arrangements to address potential conflicts of interest between these shareholders and our company, except that we could exercise our purchase option under the exclusive option agreements with these shareholders to request them to transfer all of their equity interests in E-Commerce Tianjin to a PRC entity or individual designated by us, to the extent permitted by PRC laws. If we cannot resolve any conflict of interest or dispute between us and the shareholders of the VIE, we would have to rely on legal proceedings, which could result in the disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

Our contractual arrangements with the consolidated affiliated entity may not be as effective in providing operational control as direct ownership.

We have relied and expect to continue to rely on contractual arrangements with E-Commerce Tianjin and its shareholders to operate our CCM shopping mall business. For a description of these contractual arrangements, see “The VIE Contractual Arrangements.” These contractual arrangements may not be as effective in providing us with control over such entity as direct ownership. If we had direct ownership of E-Commerce Tianjin, we would be able to exercise our rights as a shareholder to effect changes in the board of directors, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, we rely on the performance by E-Commerce Tianjin and its shareholders of their contractual obligations to exercise control over the consolidated affiliated entity. Therefore, our contractual arrangements with the consolidated affiliated entity may not be as effective in ensuring our control over our CCM shopping mall as direct ownership would be.

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

ITEM 6 – [RESERVED]

Not Applicable.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.”

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

We are a holding company incorporated in Florida and we are not a Chinese operating company. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our subsidiaries and the VIE E-Commerce Tianjin in China and this structure involves unique risks. Our shares of common stock are shares of our Florida holding company, and we do not have any equity ownership of the VIE, instead we control and is the primary beneficiary of the VIE for accounting purposes through certain contractual arrangements, which are used to provide investors with exposure foreign investment in Chinese-based companies where Chinese law prohibits or restricts direct foreign investment in value added telecom/e-commerce business. Chinese regulatory authorities could disallow the VIE structure, which would likely result in a material change in our operations and/or value of our securities, including that it could cause the value of our securities to significantly decline or worthless. See “Risk Factors— If the PRC government deems that the contractual arrangements in relation to the consolidated variable interest entity do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.”

There are legal and operational risks associated with being based in and having a substantial majority of operations in China and Hong Kong. These risks could result in a material change in our operations and/or the value of our common stock or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our shares to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued an announcement to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Recently, the PRC State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective), which requires cyberspace operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. As of the date of this report, these new laws and guidelines have not impacted the Company’s ability to conduct its business, accept foreign investments, or list on a U.S. or other foreign stock exchange; however, there are uncertainties in the interpretation and enforcement of these new laws and guidelines, which could materially and adversely impact our business and financial outlook and may impact our ability to accept foreign investments or continue to list on a U.S. or other foreign stock exchange. In the opinion of our PRC counsel Fengdong Law Firm, the VIE and certain subsidiaries of the Company are incorporated and operating in mainland China and they have received all required permissions from Chinese authorities to operate their current business in China, including a Business license, Bank Account Open Permits and Value Added Telecom Business License. As of the date of this report, in the opinion of our PRC counsel Fengdong Law Firm, we, our subsidiaries and the VIE in China are not subject to permission requirements from the China Securities Regulatory Commission (“CSRC”), Cyberspace Administration of China (“CAC”) or any other entity that is required to approve of the VIE’s operations and have not received or were denied such permissions by any PRC authorities. Nevertheless, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Given the current PRC regulatory environment, it is uncertain when and whether we, our subsidiaries or the VIE, might be required to obtain permission from the PRC government to offer our securities to foreign investors in the future, and even when such permission is obtained, whether it will be denied or rescinded. If we or any of our subsidiaries or the VIE do not receive or maintain such permissions or approvals, inadvertently conclude that such permissions or approvals are not required, or applicable laws, regulations, or interpretations change and we or our subsidiaries are required to obtain such permissions or approvals in the future, it could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of our securities to significantly decline or become worthless. If applicable laws, regulations, or interpretations change and the VIE is required to obtain such permissions or approvals in the future, we may face substantial uncertainties as to whether we can obtain such permissions or approvals in a timely manner, or at all. Failure to take timely and appropriate measures to adapt to any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations.

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

On April 9, 2021, FT Commercial Management (Beijing) Co., Ltd. was dissolved and deregistered.

On August 2, 2021, the Company sold Guangchengji (Guangdong) Industrial Co., Ltd. to an unrelated third party.

On September 2, 2021, Future Supply Chain Co., Ltd. discontinued its operations, and on November 4, 2021, it completed the transfer of its ownership to Shaanxi Fu Chen Venture Capital Management Co. Ltd. .

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

All of our directors and officers reside outside of the United States, except for Mr. Yang Liu, Mingjie Zhao and Ying Li. Mr. Yongke Xu, Mr. Ming Yi and Fuyou Li reside in China, Mr. Shanchuan Huang resides in the U.K. and Mr. Johnson Lau resides in Hong Kong.

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

The Company reported its changes in auditors in Current Reports on Form 8-K, filed on April 9, 2020 and April 29, 2021.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENTS:

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and

2.	Exhibits

(b) EXHIBITS:

Exhibit Index

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of February 22, 2008 by and among Pacific Industry Holding Group Co., Ltd., “Pacific,” Terrence Leong, SkyPeople Fruit Juice, Inc., the “Registrant,” and the shareholders of Pacific. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on February 28, 2008.
3.1	Second Amended and Restated Articles of Incorporation, dated June 6, 2017. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on June 9, 2017.
3.2	Certificate of Designations, Preferences and Rights of the Registrant’s Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Commission on February 28, 2008.
3.3	Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Commission on February 28, 2008.
3.4	Amended and Restated Bylaws, dated June 6, 2017. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Commission on June 9, 2017.
3.5	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 10, 2016. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016.
3.6	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 14, 2018. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 16, 2018.
3.7	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 18, 2021. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 23, 2021.
4.1	Form of Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on April 13, 2017.
4.2	Form of Investors Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on December 28, 2020.
4.3	Form of Placement Agent Warrant. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Commission on December 28, 2020.
4.4	Description of Securities of the Registrant registered under Section 12 of the Securities Exchange Act of 1934, as amended.**

Exhibit Number	Description
10.1	Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 14, 2011.
10.2	Indemnification Agreement Between SkyPeople Juice, Inc. and Yongke Xue. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.3	Form of Securities Purchase Agreement, dated April 12, 2017. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 13, 2017.
10.4	Exclusive Operation and Use Rights Authorization Letter by Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., dated July 31, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.5	Exclusive Technology Consulting and Service Agreement by and between Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd. and Chain Cloud Mall E-commerce (Tianjin) Co., Ltd, dated July 31, 2019. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.6	Exclusive Purchase Option Agreement by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. Zeyao Xue and Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.7	Equity Pledge Agreement by and among by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. and Zeyao Xue, dated July 31, 2019. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.8	Equity Pledge Agreement by and among by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. and Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.9	Power of Attorney issued by Zeyao Xue, dated July 31, 2019. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.10	Power of Attorney issued by Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.

Exhibit Number	Description
10.11	Share Transfer Agreement by and between SkyPeople Foods Holdings Limited, a wholly owned subsidiary of Future FinTech Group Inc. and New Continent International Co., Ltd. dated September 18, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on September 23, 2019.
10.12	Three Party Cooperation Agreement by GlobalKey SharedMall Limited, a wholly owned subsidiary of Future FinTech Group Inc., Fan Zhang and Caixia Wang, dated November 8, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on November 14, 2019.
10.13	Exchange Agreement by and between Future FinTech Group Inc. and Iliad Research and Trading, L.P., dated January 6, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 10, 2020.
10.14	Exchange Agreement by and between Future FinTech Group Inc. and Iliad Research and Trading, L.P., dated January 15, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 21, 2020.
10.15	Consulting Service Agreement by and between Future FinTech Group Inc. and Dragon Investment Holding Limited (Malta) dated January 25, 202. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 29, 2020
10.16	Employment Agreement between Future FinTech Group Inc. and Shanchun Huang dated March 7, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 10, 2020.
10.17	Exchange Agreement by and between Future FinTech Group Inc. and Iliad Research and Trading, L.P. dated March 11, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 13, 2020.
10.18	Exchange Agreement by and between Future FinTech Group Inc. and Iliad Research and Trading, L.P. dated April 17, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 21, 2020.
10.19	Employment Agreement, by between Future FinTech Group Inc. and Jing Chen dated May 21, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on May 22, 2020.
10.20	Exchange Agreement by and between Future FinTech Group Inc. and Iliad Research and Trading, L.P. dated June 10, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 15, 2020.
10.21	Securities Purchase Agreement by and between Future FinTech Group Inc. and Qun Xie dated June 16, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 18, 2020.
10.22	Share Exchange Agreement by and among Future FinTech Group Inc., Future FinTech (Hong Kong) Limited, Nice Talent Asset Management Limited and Joy Rich Enterprises Limited dated July 13, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 16, 2020.
10.23	Director Agreement by and between Future FinTech Group Inc. and Mingjie Zhao dated July 15, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 17, 2020.
10.24	Standstill Agreement by and between Future FinTech Group Inc. and Iliad Research and Trading, L.P. dated July 28, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 29, 2020.

Exhibit Number	Description
10.25	Debt Repayment Agreement by and between Future FinTech Group Inc. and Creditors, dated August 4, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 7, 2020.
10.26	Securities Purchase Agreement by and between Future FinTech Group Inc. and Houwu Huang dated September 16, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on September 21, 2020.
10.27	Form of Debt Repayment Agreement by and between Future FinTech Group Inc. and Creditors, dated October 27, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 30, 2020.
10.28	Securities Purchase Agreement by and between Future FinTech Group Inc. and certain Purchasers, dated November 2, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on November 5, 2020.
10.29	Employment Agreement by and between Future FinTech Group Inc. and Yang Liu dated November 16, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on November 18, 2020.
10.30	Employment Agreement by and between Future FinTech Group Inc. and Ming Yi dated December 1, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 2, 2020.
10.31	Securities Purchase Agreement by and between Future FinTech Group Inc. and certain Purchasers, dated December 2, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 4, 2020.
10.32	Share Exchange Agreement by and among Future FinTech Group Inc., Future FinTech (Hong Kong) Limited, Asiasens Investment Holding Pte. Ltd., and Asen Maneuvre Group Limited, dated December 18, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 18, 2020.
10.33	Form of Securities Purchase Agreement dated December 24, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 28, 2020
10.34	Form of Placement Agent Agreement dated December 24, 2020. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on December 28, 2020.
10.35	Form of Securities Purchase Agreement dated January 11, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 12, 2021.
10.36	Form of Placement Agent Agreement dated January 11, 2021. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on January 12, 2021.
10.37	Form of Securities Purchase Agreement dated February 9, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 10, 2021.
10.38	Form of Placement Agent Agreement dated February 9, 2021. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on February 10, 2021.
10.39	Share Exchange Agreement by and Among Future FinTech Group Inc., Future Supply Chain Co., Ltd., Sichuan Longma Electronic Technology Co. Ltd. and Sichuan Ticode Supply Chain Management Co., Ltd. dated on February 26, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 1, 2021.
10.40	Form of Securities Purchase Agreement dated April 1, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 2, 2021.
10.41	Form of Placement Agent Agreement dated April 1, 2021. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 2, 2021.
10.42	First Amendment to Share Exchange Agreement by and among Future FinTech Group Inc., Future FinTech (Hong Kong) Limited, Nice Talent Asset Management Limited and Joy Rich Enterprises Limited dated April 9, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 12, 2021

Exhibit Number	Description
10.43	Termination Agreement by and Among Future FinTech Group Inc., Future Supply Chain Co., Ltd., Sichuan Longma Electronic Technology Co. Ltd. and Sichuan Ticode Supply Chain Management Co., Ltd. dated on May 31, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 2, 2021.
10.44	Employment Agreement by and between Future FinTech Group Inc. and Mr. Yongke Xue dated on June 24, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 28, 2021
10.45	Securities Purchase Agreement by and between Future FinTech Group Inc. and certain Purchasers, dated July 26, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 28, 2021.
10.46	Share Purchase Agreement by and between FTFT UK Limited and Rahim Shah dated September 1, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on September 7, 2021.
10.47	Collateral Deed by and between FTFT UK Limited and Rahim Shah dated September 1, 2021. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on September 7, 2021.
10.48	FTFT North American Ohio Cryptocurrency Mining Farm Cooperation Agreement by and between Future FinTech Group Inc. and APC Service Ltd. dated December 13, 2021. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on December 17, 2021.
16.1	Letter from Wang Certified Public Accountant, P.C., dated April 8, 2020. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on April 9, 2020.
16.2	Letter from B F Borgers CPA PC, dated April 29, 2021. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on April 29, 2021.
21.1	Description of Subsidiaries of the Registrant**
23.1	Consent of B F Borgers CPA PC*
23.2	Consent of Onestop Assurance PAC*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer of Registrant.†
32.2	Section 1350 Certification of Principal Financial Officer of Registrant.†
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Previously filed with the Original Form 10-K

†	Furnished herewith

(c)	Other Financial Statement Schedules - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Future FinTech Group Inc.

March 22, 2023	By:	/s/ Shanchun Huang
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

Signature

Name and Title	Date

/s/ Shanchun Huang
Shanchun Huang	March 22, 2023
Chief Executive Officer (principal executive officer and Director)

/s/ Ming Yi
Ming Yi	March 22, 2023
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Fuyou Li
Fuyou Li	March 22, 2023
Chairman of the Board of Directors and Director

/s/ Mingjie Zhao
Mingjie Zhao, Director	March 22, 2023

/s/ Johnson Lau
Johnson Lau, Director	March 22, 2023

/s/ Ying Li
Ying Li, Director	March 22, 2023

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

The consolidated financial statements include the accounts of the Company and its subsidiaries and the VIE. Our contractual arrangements with the VIE and their respective shareholders allow us to (i) exercise effective control over the VIE, (ii) become the primary beneficiary of the VIE for accounting purposes, and (iii) have an exclusive option to purchase all or part of the equity interests in the VIE when and to the extent permitted by PRC law.

As a result of our direct ownership in our wholly foreign-owned enterprise (“WFOE”) and the contractual arrangements with the VIE, we are regarded as the primary beneficiary of the VIE for accounting purposes, and we treat it and its subsidiaries as the consolidated affiliated entities under U.S. GAAP.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Input other than Level 1 that is observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other input that is observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable input that is supported by little or no market activity and that is significant to the fair value of the assets or liabilities.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) “Financial Instruments – Credit Losses” (“ASC 326”): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2019, the FASB issued ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” (“ASC 2019-10”), which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for public entities which meet the definition of a smaller reporting company. The Company will adopt ASU 2016-13 effective January 1, 2023. Management is currently evaluating the effect of the adoption of ASU 2016-13 on the consolidated financial statements. The effect will largely depend on the composition and credit quality of our investment portfolio and the economic conditions at the time of adoption.

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

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules imposed a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign-invested enterprises in the PRC, unless they qualify under certain limited exceptions. The tax rate for pre-tax profits below RMB 1 million is 2.5%; the tax rate for pre-tax profits between RMB1 million to RMB 3 million is 10%. Cloud Chain E-Commerce (Tianjin) Co., Ltd, Future Supply (Chengdu) Co., Ltd and Future Big Data (Chengdu) Co., Ltd were all subject to both enterprise income tax rates of 2.5% and 10%. Other subsidiaries and the VIE were subject to an enterprise income tax rate of 25%. Unrecognized tax benefit could be carried forward 5 years.

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