Form 10-K
period 2022-12-31
Future FinTech Group Inc.
filed 2023-04-19
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission File Number 001-34502

Future FinTech Group Inc.

(Exact name of registrant as specified in its charter)

Florida	98-0222013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Americas Tower, 1177 Avenue of The Americas Suite 5100, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: 888-622-1218

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	FTFT	Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant, based upon the closing price of $0.42 per share for shares of the registrant’s Common Stock on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NASDAQ Capital Market, was approximately $23.39 million. (The Company effected a 1 for 5 reverse stock split on February 1, 2023)

The number of shares of Common Stock outstanding as of April 12, 2023 was 14,645,653.

FUTURE FINTECH GROUP INC.

Annual Report on Form 10-K for Fiscal Year Ended December 31, 2022

i

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Annual Report”) of Future Fintech Group, Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our”, “the Company” or “Future FinTech”) includes forward-looking statements regarding, among other things, Future FinTech’s plans, strategies and prospects, both business and financial. Although Future FinTech believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Future FinTech cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” from time to time in Future FinTech’s filings with the SEC. Many of the forward-looking statements contained in this presentation may be identified by the use of forward-looking words such as “believe”, “expect”, “anticipate”, “should”, “planned”, “will”, “may”, “intend”, “estimated”, “aim”, “on track”, “target”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “seek”, “would”, “could”, “continue”, “ongoing”, “upside”, “increases” and “potential”, among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this presentation are set forth in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

●	fluctuations in the supply of products from our suppliers;

●	the expected growth of the online retail and supply chain industries in China, asset management business in Hong Kong and global financial technology industry;

●	changes in general economic conditions and conditions adversely affecting the businesses in which Future FinTech is engaged;

●	changes in U.S., China and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing for our operations and investments;

●	our success in implementing our business strategy, integrating the business that we have recently acquired and introducing new products and services;

●	our ability to attract and retain customers;

●	changes in tastes and preferences for, or the consumption of, our products and services;

●	impact of competitive activities on our business;

●	the result of future financing efforts;

●	risks associated with the adverse effects of COVID-19 pandemic globally;

●	risks associated with conducting business internationally and especially in the People’s Republic of China (“PRC”, or “China”), including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and

●	change of laws and regulations of blockchain technology and its application to business;

●	other economic, financial and regulatory factors beyond the Company’s control.

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

Future Fintech Group, Inc. is a holding company incorporated in Florida and it is not an operating company. As a holding company with no material operations of its own, the Company conducts its business through its subsidiaries and contractual arrangements with a variable interest entity (VIE) – Cloud Chain E-Commerce (Tianjin) Co., Ltd. (“E-Commerce Tianjin”). The Company is the primary beneficiary of the VIE for accounting purposes. It is the holding company that the investors will hold an interest.

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

Summary of Significant Risk Factors

The following is a summary of significant risk factors and uncertainties that may affect our business, which are discussed in more detail below in “Part I—Item 1A—Risk Factors” included in this Annual Report on Form 10-K:

Risks Related to Our Business

●	An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations and financial results. (see page 33 of this report)

●	The supply chain financing service industry is an emerging and rapidly evolving industry in China and we might not achieve the development as we expected. (see page 35 of this report)

●	The supply chain financing service industry is increasingly competitive in China. If we fail to compete effectively, we may lose our customers and partners, which could materially and adversely affect our business, financial condition and results of operations. (see page 35 of this report)

●	The asset management services that NTAM provides involve various risks, and failure to identify or fully appreciate such risks will negatively affect our reputation, client relationships, operations and prospects. (see page 36 of this report)

●	Our operations of NTAM depend on key management and professional staff and our business may suffer if we are unable to recruit or retain them. (see page 36 of this report)

●	The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect the development of our blockchain related business. (see page 38 of this report)

●	We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents. (see page 39 of this report)

●	Our business depends on our website, app, network infrastructure and transaction-processing systems. (see page 39 of this report)

Risks Related to Doing Business in the PRC

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations. (see page 43 of this report)

●	Uncertainties and quick change in the interpretation and enforcement of Chinese laws and regulations with little advance notice could result in a material and negative impact our business operations, decrease the value of our shares of common stock and limit the legal protections available to us. (see page 44 of this report)

●	The Chinese government exerts substantial influence over the manner in which we must conduct our business as well as more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, and may intervene or influence our operations at any time, which could result in a material change in our operations, and significantly limit or completely hinder our ability to offer or continue to offer securities to investors and, and cause the value of our shares of common stock to significantly decline or be worthless. (see page 45 of this report)

●	There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. (see page 44 of this report)

●	We could be restricted from paying dividends to shareholders due to PRC laws and other contractual requirements. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, the VIE, and the WFOE, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets. (see page 47 of this report)

●	The Holding Foreign Companies Accountable Act, or the HFCA Act, and the related regulations are evolving quickly. Further implementations and interpretations of or amendments to the HFCA Act or the related regulations, or a PCOAB’s determination of its lack of sufficient access to inspect our auditor, might pose regulatory risks to and impose restrictions on us because of our operations in mainland China. A potential consequence is that our shares of common stock may be delisted by the exchange. The delisting of our common stock, or the threat of our common stock being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct full inspections of our auditor deprives our investors of the benefits of such inspections. (see page 50 of this report)

Risks Relating to Our Corporate Structure

●	If the PRC government deems that the contractual arrangements in relation to the consolidated variable interest entity do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations. (see page 51 of this report)

●	The shareholders of the consolidated VIE may have potential conflicts of interest with us, which may adversely affect our business and financial condition. (see page 52 of this report)

●	Any failure by the consolidated VIE or its shareholders to perform their obligations under the contractual arrangements with them would have an adverse effect on our business. (see page 52 of this report)

●	The contractual arrangements with the consolidated affiliated entity may not be as effective in providing operational control as direct ownership. (see page 52 of this report)

Risks Related to Our Common Stock

●	We are authorized to issue blank check preferred stock, which may be issued without shareholder approval and which may adversely affect the rights of holders of our Common Stock. (see page 53 of this report)

●	In recent years, our Common Stock has been in danger of being delisted from the NASDAQ Stock Market (“NASDAQ”). (see page 54 of this report)

Other risks and uncertainties, including those listed under “Part I—Item 1A—Risk Factors”.

These factors should not be construed as exhaustive, and should be read with the other cautionary statements, and other information in this Annual Report on Form 10-K, and our other filings with the SEC.

PART I

ITEM 1 – BUSINESS

Overview

Future FinTech is a holding company incorporated under the laws of the State of Florida and it is not a Chinese operating company. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our subsidiaries and contractual arrangements with a variable interest entity (VIE) – Cloud Chain E-Commerce (Tianjin) Co., Ltd. (“E-Commerce Tianjin”), based in China and this structure involves unique risks to investors. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in People’s Republic of China. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to a real-name blockchain based e-commerce platform, supply chain financing services and trading business and financial services and technology business. The business operations of the Company include blockchain based online shopping platform, Chain Cloud Mall (“CCM”), supply chain financing services and trading, asset management and money transfer service .The Company is also developing cryptocurrency mining and cryptocurrency market data services.

There are legal and operational risks associated with being based in and having majority of our operations in Hong Kong and China. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued an announcement to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. On December 28, 2021, Cybersecurity Review Measures was published by Cyberspace Administration of China or the CAC, National Development and Reform Commission, Ministry of Industry and Information Technology, Ministry of Public Security, Ministry of State Security, Ministry of Finance, Ministry of Commerce, People’s Bank of China, State Administration of Radio and Television, China Securities Regulatory Commission, State Secrecy Administration and State Cryptography Administration, effective on February 15, 2022, which provides that, Critical Information Infrastructure Operators (“CIIOs”) that purchase internet products and services and Online Platform Operators engaging in data processing activities that affect or may affect national security shall be subject to the cybersecurity review by the Cybersecurity Review Office. On November 14, 2021, CAC published the Administration Measures for Cyber Data Security (Draft for Public Comments), or the “Cyber Data Security Measure (Draft)”, which requires cyberspace operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. On April 2, 2022, the CSRC released the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), which provide that a domestic company that seeks to offer and list its securities in a overseas market shall strictly abide by applicable PRC laws and regulations, enhance legal awareness of keeping state secrets and strengthening archives administration, institute a sound confidentiality and archives administration system, and take necessary measures to fulfill confidentiality and archives administration obligations. On July 7, 2022, CAC promulgated the Measures for the Security Assessment of Data Cross-border Transfer, effective on September 1, 2022, which requires the data processors to apply for data cross-border security assessment coordinated by the CAC under the following circumstances: (i) any data processor transfers important data to overseas; (ii) any critical information infrastructure operator or data processor who processes personal information of over 1 million people provides personal information to overseas; (iii) any data processor who provides personal information to overseas and has already provided personal information of more than 100,000 people or sensitive personal information of more than 10,000 people to overseas since January 1st of the previous year; and (iv) other circumstances under which the data cross-border transfer security assessment is required as prescribed by the CAC. On February 17, 2023, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises (the “New Overseas Listing Rules”) with five interpretive guidelines, which took effect on March 31, 2023. The New Overseas Listing Rules require Chinese domestic enterprises to complete filings with relevant governmental authorities and report related information under certain circumstances. The required filing scope is not limited to the initial public offering, but also includes subsequent overseas securities offering, single or multiple acquisition(s), share swap, transfer of shares or other means to seek an overseas direct or indirect listing and a secondary listing or dual major listing of issuers already listed overseas. According to the Notice on Arrangements for Overseas Securities Offering and Listing by Domestic Enterprises, published by the CSRC on February 17, 2023, a company that (i) has already completed overseas listing or (ii) has already obtained the approval for the offering or listing from overseas securities regulators or exchanges but has not completed such offering or listing before effective date of the new rules and also completes the offering or listing before September 30, 2023 will be considered as an existing listed company and is not required to make any filing until it conducts a new offering in the future. Furthermore, upon the occurrence of any of the material events specified below after an issuer has completed its offering and listed its securities on an overseas stock exchange, the issuer shall submit a report thereof to the CSRC within 3 working days after the occurrence and public disclosure of the event: (i) change of control; (ii) investigations or sanctions imposed by overseas securities regulatory agencies or other competent authorities; (iii) change of listing status or transfer of listing segment; or (iv) voluntary or mandatory delisting. On February 24, 2023, the CSRC revised the Provisions on Strengthening the Management of Confidentiality and Archives Related to the Overseas Issuance of Securities and Overseas Listing by Domestic Companies which were issued in 2009 (the “Archives Rules”). The revised Archives Rules took effect on March 31, 2023. The revised Archives Rules expands their application to cover indirect overseas offering and listing, stipulating that a domestic company which plans to publicly disclose any documents and materials containing state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level. As of the date of this report, these new laws and guidelines have not impacted the Company’s ability to conduct its business, accept foreign investments, or list and trade on a U.S. or other foreign exchange; however, there are uncertainties in the interpretation and enforcement of these new laws and guidelines, which could materially and adversely impact our business and financial outlook and may impact our ability to accept foreign investments or continue to list on a U.S. or other foreign exchange. Any change in foreign investment regulations, and other policies in China or related enforcement actions by China government could result in a material change in our operations and the value of our securities and could significantly limit or completely hinder our ability to offer our securities to investors or cause the value of our securities to significantly decline or be worthless. The Company’s auditor, Onestop Assurance PAC is headquartered in the Singapore and the Public Company Accounting Oversight Board (United States) (the “PCAOB”) currently has access to inspect the working papers of our auditor and our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination. On December 29, 2022, a legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”), was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to Accelerating Holding Foreign Companies Accountable Act, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. The Holding Foreign Companies Accountable Act and related regulations currently does not affect the Company as the Company’s auditor is subject to PCAOB’s inspection and investigation.

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

As of the date of this report, no dividends or distributions have been made between the holding company, its subsidiaries, and consolidated VIE, or to investors including U.S. investors. The holding company, its subsidiaries, and the VIE do not have any plan to distribute dividend or settle amounts owed under the VIE Agreements in the foreseeable future. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, the VIE, and the WFOE (as defined below), such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets. See “Dividend Distribution and Cash Transfer Between the Holding Company, Subsidiary and VIE.” and “Risk Factor - We could be restricted from paying dividends to shareholders due to PRC laws and other contractual requirements. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, the VIE, and the WFOE, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets.”

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

As of the date of this report, in the opinion of our PRC counsel Fengdong Law Firm, we, our subsidiaries and the VIE in China are not subject to permission requirements from the China Securities Regulatory Commission (“CSRC”), Cyberspace Administration of China (“CAC”) or any other entity that is required to approve of the VIE’s operations and have not received or were denied such permissions by any PRC authorities. Nevertheless, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. On February 17, 2023, the CSRC released the New Overseas Listing Rules with five interpretive guidelines, which took effect on March 31, 2023. The New Overseas Listing Rules require Chinese domestic enterprises to complete filings with relevant governmental authorities and report related information for overseas offerings and listings. Given the current PRC regulatory environment, it is uncertain whether we will be able to obtain permission from the PRC government to offer our securities to foreign investors, and even when such permission is obtained, whether it will be denied or rescinded. If we or any of our subsidiaries or the VIE do not receive or maintain such permissions or approvals, inadvertently conclude that such permissions or approvals are not required, or applicable laws, regulations, or interpretations change and we or our subsidiaries are required to obtain such permissions or approvals, it could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of our securities to significantly decline or become worthless. If applicable laws, regulations, or interpretations change and the VIE is required to obtain such permissions or approvals in the future, we may face substantial uncertainties as to whether we can obtain such permissions or approvals in a timely manner, or at all. Failure to take timely and appropriate measures to adapt to any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations. In addition, these VIE agreements have not been truly tested in the courts in China and Chinese regulatory authorities could disallow the VIE structure, which would likely result in a material change in our operations and/or value of our securities, including that it could cause the value of our securities to significantly decline or become worthless. The VIE structure is used to provide investors with exposure to foreign investment in China-based companies where Chinese law prohibits or restricts direct foreign investment in certain types of operating companies, and that investors may never hold equity interests in the VIE. See “Risk Factor - If the PRC government deems that the contractual arrangements in relation to the consolidated variable interest entity do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.”

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

In March 2022, FTFT UK Limited received has received approval to operate as an Electronic Money Directive (“EMD”) Agent and has been registered as such with the Financial Conduct Authority (FCA), a UK regulator. This status grants FTFT UK Limited the ability to distribute or redeem e-money and provide certain financial services on behalf of an e-money institution (registration number 903050).

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

On September 29, 2022, FTFT UK Limited completed its acquisition of 100% of the issued and outstanding shares of Khyber Money Exchange Ltd., a company incorporated in England and Wales, from Rahim Shah, a resident of United Kingdom for a total of Euros €685,000 (“Purchase Price”), pursuant to a Share Purchase Agreement (the “Agreement”) dated September 1, 2021. Khyber Money Exchange Ltd. is a money transfer company with a platform for transferring money through one of its agent locations or via its online portal, mobile platform or over the phone. Khyber Money Exchange Ltd. is regulated by the UK Financial Conduct Authority (FCA) and the parties received approval by the FCA before the formal closing of the transaction. On October 11, 2022, the Company changed the name of Khyber Money Exchange Ltd. to FTFT Finance UK Limited.

On February 27, 2023, Future FinTech (Hong Kong) Limited (“Buyer”), a company incorporated in Hong Kong and a wholly owned subsidiary of Future FinTech Group Inc. (the “Company”) entered into a Share Transfer Agreement (the “Agreement”) with Alpha Financial Limited, a company incorporated in Hong Kong (“Seller”) and sole owner and shareholder of Alpha International Securities (Hong Kong) Limited, a company incorporated in Hong Kong (“Alpha HK”) and Alpha Information Service (Shenzhen) Co., Ltd., a company incorporated in China (“Alpha SZ”). Alpha HK holds Type 1 ‘Securities Trading’, Type 2 ‘Futures Contract Trading’ and Type 4 ‘Securities Consulting’ financial licenses issued by the Hong Kong Securities and Futures Commission. Alpha SZ provides technical support services to Alpha HK.

On January 26, 2023, the Company filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment, the Company has authorized and approved a 1-for-5 reverse stock split of the Company’s authorized shares of common stock from 300,000,000 shares to 60,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The common stock will continue to be $0.001 par value. The Company rounds up to the next full share of the Company’s shares of common stock any fractional shares that result from the Reverse Stock Split and no fractional shares is issued in connection with the Reverse Stock Split and no cash or other consideration is paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. No changes are being made to the number of preferred shares of the Company which remain as 10,000,000 preferred shares as authorized but not issued. The amendment to the Articles of Incorporation of the Company will take effect at 1:00am Eastern Time on February 1, 2023. The Reverse Stock Split and Amendment were authorized and approved by the Board of Directors of the Company without shareholders’ approval, pursuant to 607.10025 of the Florida Business Corporation Act of the State of Florida.

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

The Company started its trial operation of NONOGIRL, a cross-border e-commerce platform, in March 2020 and formally launched it in July 2020. The cross-border e-commerce platform aimed to build a new s2b2c (supplier to business and consumer) outsourcing sales platform dominated by social media influencers. It was aimed at the growing female consumer market, with the ability to broadcast, short video, and all forms communication through the platform. It could also create a sales oriented sharing ecosystem with other major social media used by customers, etc. The Company’s promotion strategy previously mainly relied on the training of members and distributors through meetings and conferences. Due to the outbreak of COVID-19, the Chinese government put a restriction on large gatherings. These restrictions made the promotion strategy for our online e-commerce platforms difficult to implement and the Company has experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, in June 2021, the Company suspended its cross-border e-commerce platform (NONOGIRL) which has been closed now. Also, since the second quarter of 2021, the Company has transformed its member-based business model of Chain Cloud Mall to a sale agent based “Enterprise Communication as A Service” or eCAAS platform and began to provide supply chain financing services and trading of coal for coal mines and power generation plants as well as aluminum ingots.

The Company currently has ten directly controlled subsidiaries: DigiPay FinTech Limited (“DigiPay”), a company incorporated under the laws of the British Virgin Islands, Future FinTech (Hong Kong) Limited, a company incorporated under the laws of Hong Kong, GlobalKey Shared Mall Limited, a company incorporated under the laws of Cayman Islands (“GlobalKey Shared Mall”), Tianjin Future Private Equity Fund Management Partnership, a Limited Partnership under the laws of China, FTFT UK Limited, a company incorporated under the laws of United Kingdom, Future Fintech Digital Capital Management, LLC, a company incorporated under the laws of Connecticut, Future Fintech Digital Number One GP, LLC, a company incorporated under the laws of Connecticut, Future FinTech Labs Inc., a company incorporated under the laws of New York, FTFT SuperComputing Inc. a company incorporated under the laws of Ohio and FTFT Paraguay S.A., a company incorporated under the laws of Paraguay.

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

Our organizational structure as of December 31, 2022 is set forth in the diagram:

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

Dividend Distribution and Cash Transfer Between the Holding Company, Subsidiary and VIE

Our PRC operating entities receive a substantial part of our revenue in the RMB. Under our current corporate structure, to fund any cash and financing requirements we may have, the Company may rely on dividend payments from its ten direct wholly-owned subsidiaries. CCM Network will receives payment from E-Commerce Tianjin when it starts to generate profits, pursuant to the VIE Agreements. Under existing PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from State Administration of Foreign Exchange or the SAFE by complying with certain procedural requirements. Therefore, our Chinese subsidiaries are able to pay dividends in foreign currencies to us without prior approval from SAFE, subject to the condition that the remittance of such dividends outside of the PRC complies with certain procedures under PRC foreign exchange regulation, such as the overseas investment registrations by our shareholders or the ultimate shareholders of our corporate shareholders who are PRC residents. Approval from or registration with appropriate government authorities is, however, required where the RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. For the Company and our subsidiaries in Hong Kong, BVI, Japan, Cayman, UK, Dubai and U.S. (“Non-PRC Entities”), there is no restrictions on foreign exchange for such entities and they are able to transfer cash among these entities across borders. Also, there is no restrictions and limitations on the abilities of Non-PRC Entities to distribute earnings from their businesses, including from subsidiaries to the parent company or from the Company to the U.S. investors.

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

During the fiscal years ended December 31, 2022 and 2021, cash transfers between our Company, our subsidiaries, and the VIE were as follows:

Selected Condensed Consolidated Financial Schedule of the Company and Its Subsidiaries and VIE

The following tables present selected condensed consolidated financial data of the Company and its subsidiaries and VIE for the years ended December 31, 2022 and 2021, and balance sheet data as of December 31, 2022 and 2021, which have been derived from our audited consolidated financial statements for those periods.  The Company records its investments in its subsidiaries under the equity method of accounting. Such investments are presented in the selected condensed consolidated balance sheets of the Company as “Investments in VIE” and the profit of the subsidiaries is presented as “Income for equity method investment” in the selected condensed consolidated statements of income and comprehensive income.

Future FinTech Group Inc.

As of December 31, 2022

	Future FinTech(1)	WOFE(2)	Parent(3)	Subsidiaries(4)	PRC(5)	Hong Kong subsidiaries(6)	VIE(7)	Eliminations	Consolidated Total(8)
Cash	29,722,486	2,177	8,480,197	1,809,789	16,222,765	3,209,735	12,684	-	29,735,170
Intercompany receivables	-	20,714	168,350,050	1,084,054	26,305,916	21,334,055	307,655	(217,381,730)	-
TOTAL CURRENT ASSETS	64,721,998	94,683	177,121,351	5,024,467	61,880,638	38,077,272	328,381	(217,381,730)	65,050,379
Investment in subsidiaries	-	-	2,729,775	1,101,657	1,435,833	51,130,446	-	(56,397,711)	-
TOTAL NON CURRENT ASSETS	19,967,242	134	2,729,775	3,647,349	4,331,362	51,680,383	98	(42,421,627)	19,967,340
TOTAL ASSETS	84,689,240	94,817	179,851,126	8,671,816	66,212,000	89,757,655	328,479	(259,803,357)	85,017,719
Intercompany payables		1,706,496	802	28,714,374	84,302,045	101,822,055	710,294	(215,549,570)	-
TOTAL LIABILITIES	18,379,918	1,756,008	314,387	30,237,905	93,775,031	109,602,165	952,160	(215,549,570)	19,332,078
TOTAL STOCKHOLDERS’ EQUITY	66,309,322	(1,661,191)	179,536,739	(21,566,089)	(27,563,031)	(19,844,510)	(623,681)	(44,253,787)	65,685,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	84,689,240	94,817	179,851,126	8,671,816	66,212,000	89,757,655	328,479	(259,803,357)	85,017,719

Future FinTech Group Inc.

For the year ended December 31, 2022

	Future FinTech(1)	WOFE(2)	Parent(3)	Subsidiaries(4)	PRC(5)	Hong Kong subsidiaries(6)	VIE(7)	Eliminations	Consolidated Total(8)
Revenues	23,878,818	-	-	51,000	10,131,137	13,696,681	2,188	-	23,881,006
Cost of goods/services	18,485,560	-	-	30,000	9,773,366	8,682,194	-	-	18,485,560
Other material expenses	22,229,470	51,629	4,601,483	8,801,251	3,663,973	2,947,938	279,523	2,214,825	22,508,993
Subtotals	(16,836,212)	(51,629)	(4,601,483)	(8,780,251)	(3,306,202)	2,066,549	(277,335)	(2,214,825)	(17,113,547)
Net Income (Loss)	(14,039,598)	51,900	(4,673,362)	(8,370,070)	(1,550,548)	2,769,361	(276,766)	(2,214,979)	(14,316,364)
Comprehensive Income ( Loss)	(17,496,232)	(328,909)	(4,673,362)	(8,370,070)	(7,222,162)	2,769,361	154,726	-	(17,341,507)

Future FinTech Group Inc.

For the year ended December 31, 2022

	Future FinTech(1)	WOFE(2)	Parent(3)	Subsidiaries(4)	PRC(5)	Hong Kong subsidiaries(6)	VIE(7)	Eliminations	Consolidated Total(8)
Net cash provided by (used in) operating activities	(2,511,303)	335,656	(27,533,588)	(30,869,964)	(996,606)	56,888,855	(179,342)	-	(2,690,645)
Net Cash Used in Investing Activities	(14,128,360)	-	-	(7,683,514)	(96,791)	(6,348,055)	(63,265)	-	(14,191,625)
Net Cash Provided by Financing Activities	(251,692)	-	-	(63,477)	(188,215)	-	-	-	(251,692)

Future FinTech Group Inc.

As of December 31 2021

	Future FinTech(1)	WOFE(2)	Parent(3)	Subsidiaries(4)	PRC(5)	Hong Kong subsidiaries(6)	VIE(7)	Eliminations	Consolidated Total (8)
Cash	50,262,855	3,208	36,013,785	1,735,353	11,385,955	1,127,762	10,662	-	50,273,517
Intercompany receivables		91,648	145,935,113	-	16,528,820	21,606,086	399,594	(184,469,613)	-
TOTAL CURRENT ASSETS	72,282,967	174,690	181,977,108	3,627,337	40,615,756	31,110,930	438,088	(185,048,164)	72,721,055
Investment in subsidiaries	-	-	373,366	153,259	1,568,455	42,943,083	-	(45,038,163)	-
TOTAL NON CURRENT ASSETS	18,899,330	37,590	373,366	649,526	4,341,708	42,989,219	36,700	(29,454,489)	18,936,030
TOTAL ASSETS	91,182,297	212,280	182,350,474	4,276,863	44,957,464	74,100,149	474,788	(214,502,653)	91,657,085
Intercompany payables		1,917,979	-	20,090,419	79,878,750	87,889,375	601,915	(188,460,459)	-
TOTAL LIABILITIES	9,938,826	1,972,157	313,363	20,297,678	82,134,085	96,232,710	864,101	(189,039,010)	10,802,927
TOTAL STOCKHOLDERS’ EQUITY	81,243,471	(1,759,877)	182,037,111	(16,020,815)	(37,176,621)	(22,132,561)	(389,313)	(25,463,643)	80,854,158
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	91,182,297	212,280	182,350,474	4,276,863	44,957,464	74,100,149	474,788	(214,502,653)	91,657,085

Future FinTech Group Inc.

For the year ended December 31 2021

	Future FinTech(1)	WOFE(2)	Parent(3)	Subsidiaries(4)	PRC(5)	Hong Kong subsidiaries(6)	VIE(7)	Eliminations	Consolidated Total(8)
Revenues	25,044,142	-	-	-	34,034,661	5,315,708	6,659	(14,306,227)	25,050,801
Cost of goods/services	23,242,882	-	-	-	33,524,791	4,024,318	6,054	(14,306,227)	23,248,936
Other material expenses	14,879,235	66,955	11,401,929	2,564,823	2,260,575	1,479,272	131,214	(2,827,364)	15,010,449
Subtotals	(13,077,975)	(66,955)	(11,401,929)	(2,564,823)	(1,750,705)	(187,882)	(130,609)	2,827,364	(13,208,584)
Net Income (Loss)	(14,117,924)	341,357	(11,413,830)	(2,584,775)	(523,733)	(235,699)	(88,001)	640,113	(14,205,925)
Comprehensive Income ( Loss)	(14,349,766)	385,623	(11,413,830)	(2,584,775)	(115,462)	(235,699)	(56,007)	-	(14,405,773)

Future FinTech Group Inc.

For the year ended December 31 2021

	Future FinTech (1)	WOFE (2)	Parent(3)	Subsidiaries(4)	PRC(5)	Hong Kong subsidiaries(6)	VIE(7)	Eliminations	Consolidated Total(8)
Net cash provided by (used in) operating activities	(17,378,033)	(44,014)	29,838,415	2,981,154	(56,152,939)	5,955,337	4,439	-	(17,373,594)
Net Cash Used in Investing Activities	(11,144,882)	-	-	(586,913)	(4,797,486)	(5,760,483)	(36,105)	-	(11,180,987)
Net Cash Provided by Financing Activities	69,274,810	-	(1,163,146)	-	70,437,956	-	-	-	69,274,810

(1)	Future FinTech：all companies except for VIE.

(2)	WFOE: Cloud Chain Network and Technology (Tianjin) Co., Limited, the wholly foreign owned entity of the Company that is the primary beneficiary of the VIE.

(3)	Parent：the holding company, i.e. Future FinTech Group Inc.

(4)	Subsidiaries：all subsidiaries except for VIE, subsidiaries in PRC, Future FinTech (Hong Kong) Limited and Nice Talent Asset Management Limited in Hong Kong.

(5)	PRC：all subsidiaries in China except for VIE.

(6)	Hong Kong subsidiaries：Future FinTech (Hong Kong) Limited and Nice Talent Asset Management Limited.

(7)	VIE：E-Commerce Tianjin.

(8)	Consolidated Total：all companies included.

Impact of COVID-19 on our Business

In December 2019, a novel strain of coronavirus was reported and has spread throughout China and other parts of the world. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China.  In response to the evolving dynamics related to the COVID-19 outbreak, the Company followed the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China were closed and the employees worked from home at the end of January 2020 until late March 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have materially negatively impacted our business. Our suppliers were negatively affected, and could continue to be negatively affected in their ability to supply and ship products to our customers in case of any resurgence of COVID-19. Our customers that have been negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase products and services from us, which may materially adversely impact our revenue. The business operations of the third parties’ stores on our e-commerce platform have been and continue to be negatively impacted by the outbreak, which in turn adversely affects the business of our platform as a whole as well as our financial condition and operating results. The outbreak has had and continues to have disruption to our supply chain, logistics providers, customers or our marketing activities with the new variants of COVID-19, which could materially adversely impact our business and results of operations, especially to our supply chain financing and trading business during the first quarter of 2022. There was outbreak in various cities and provinces due to Omicron variant in Xi’an city, Hong Kong, Shanghai and Beijing in 2022, which have resulted quarantines, travel restrictions, and temporary closure of office buildings and facilities in these cities. In December 2022, the Chinese government eased its strict zero COVID-19 policy which resulted in a surge of new COVID-19 cases during December 2022 and January 2023, which has disrupted our business operations in China. The Company’s promotion strategy of CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences. Chinese government put a restriction on large gatherings in 2020 and 2021, which made the promotion strategy for our online e-commerce platforms difficult to implement and the Company experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, in June 2021, the Company suspended its cross-border e-commerce platform NONOGIRL which has been closed now. Also, since the second quarter of 2021, the Company has transformed its member-based Chain Cloud Mall to a sale agent based eCAAS platform and began to provide supply chain financing services.

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

Company Strategy and Principal Products and Services

Our core business historically has been in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC and internationally. Due to drastically increased production cost and tightened environmental laws in China, the Company has transformed its main business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology in fiscal year 2019. The e-commerce platform contributed 93.7% to the total revenue for fiscal year 2020. Due to the outbreak of COVID-19, the Chinese government put a restriction on large gatherings. These restrictions made the promotion strategy for our online e-commerce platforms difficult to implement and the Company experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, since the second quarter of 2021, the Company has transformed its member-based business model of Chain Cloud Mall to a sale agent based eCAAS platform and began to provide supply chain financing services and trading of coal for coal mines and power generation plants as well as aluminum ingots. Also, the Company acquired 90% of the issued and outstanding shares of NTAM, a Hong Kong-based asset management company in August 2021. NTAM is licensed under the Securities and Futures Commission of Hong Kong (“SFC”) to carry out regulated activities in Type 4: Advising on Securities and Type 9: Asset Management. During the fiscal year of 2021, the supply chain financing and wealth management business of NTAM contributed 78.75% and 21.22% of our revenues, respectively. During the fiscal year of 2022, the supply chain financing and wealth management business of NTAM contributed 42.33% and 57.08% of our revenues, respectively.

On September 29, 2022, FTFT UK Limited completed its acquisition of 100% of the issued and outstanding shares of Khyber Money Exchange Ltd., a company incorporated in England and Wales, from Rahim Shah, a resident of United Kingdom for a total of Euros €685,000 (“Purchase Price”), pursuant to a Share Purchase Agreement (the “Agreement”) dated September 1, 2021. Khyber Money Exchange Ltd. is a money transfer company with a platform for transferring money through one of its agent locations or via its online portal, mobile platform or over the phone. Khyber Money Exchange Ltd. is regulated by the UK Financial Conduct Authority (FCA) and the parties received approval by the FCA before the formal closing of the transaction.

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

In March 2022, FTFT UK Limited received has received approval to operate as an Electronic Money Directive (“EMD”) Agent and has been registered as such with the Financial Conduct Authority (FCA), a UK regulator. This status grants FTFT UK Limited the ability to distribute or redeem e-money and provide certain financial services on behalf of an e-money institution (registration number 903050).

On February 27, 2023, Future FinTech (Hong Kong) Limited (“Buyer”), a company incorporated in Hong Kong and a wholly owned subsidiary of Future FinTech Group Inc. (the “Company”) entered into a Share Transfer Agreement (the “Agreement”) with Alpha Financial Limited, a company incorporated in Hong Kong (“Seller”) and sole owner and shareholder of Alpha International Securities (Hong Kong) Limited, a company incorporated in Hong Kong (“Alpha HK”) and Alpha Information Service (Shenzhen) Co., Ltd., a company incorporated in China (“Alpha SZ”). Alpha HK holds Type 1 ‘Securities Trading’, Type 2 ‘Futures Contract Trading’ and Type 4 ‘Securities Consulting’ financial licenses issued by the Hong Kong Securities and Futures Commission. Alpha SZ provides technical support services to Alpha HK.

The Company is in the process of transition and developing its financial technology related business, including asset management, supply chain financial services, digital banking, financial services and payment services, blockchain based e-commerce, and cryptocurrency market data services.

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

Due to the outbreak of COVID-19 in early 2020, the Chinese government put a restriction on large gatherings. These restrictions made the promotion strategy for our online e-commerce platforms difficult to implement and the Company has experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, since the second quarter of 2021, the Company has transformed its member-based business model of CCM to a sale agent based eCAAS platform.

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

We sign purchase and sale agreements with suppliers and buyers. The suppliers are responsible for the supply and transportation of coal to the end users’ designated freight yard or transfer the title of aluminum ingots to us in certain warehouses. We also provide trading service as we don’t take control over the ownership of the goods but receive lower margin for the transaction. We select the customers and suppliers that have good credit and reputation.

The Company’s revenues are substantially reported on a net basis as the supply chain service is primarily responsible for providing the underlying supply chain service and the Company does not control the service provided by the supply chain supplier to the customer.

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

NTAM’s main revenue is generated from providing professional advices to clients and management fees for managing the investment of the clients. As of March 15, 2023, NTAM has approximately US$300 million assets under its management.

Money Transfer Business

FTFT Finance UK Limited (“FTFT Finance”) formerly known as Khyber Money Exchange Ltd. was acquired by FTFT UK Limited in September 2022. It is regulated by UK Financial Conduct Authority (“FCA”) for its cross-border money transfer systems and service. FTFT Finance was incorporated in 2009 and is a pioneer in the UK for money remittance services. FTFT Finance provides money transfer services through its platform to transfer money around the world via one of its agent locations or its online portal, mobile platform, or over the phone. FTFT Finance is headquartered in the UK and it has a trade name of FTFT Pay. FTFT Finance’s plan is to develop products and services across different regions of the world and become a global name in money remittance services.

FTFT Finance is a financial platform that enables its customers to send their hard-earned money to their country of origin, or any other country of their liking, with ease and at a reasonable cost, transparent exchange rate and without any hidden charges. We believe that it is our understanding of our customers and their diverse backgrounds that has helped FTFT Finance to become a credible and trustworthy money remittance business. The FTFT Pay platform and system support direct connections to over 130 countries and their local banks, targeting customers with transfer destinations based in prominent countries across the Middle East and Southeast Asia.

Remittance service is a highly saturated market in the United Kingdom. There are many companies that offer remittance services however FTFT Finance only sees Ace Money Transfer, Wise (formerly known as Transfer Wise), Remitly and Remit World as its main competitors.

FTFT Finance has an edge over companies like wise in many different ways, for example, FTFT Finance offers competitive rates for its services and does not charge customer fees for remittance to Pakistan as it receives its rebate from local banks. This approach provides gives us an advantage over our competitors.

In the Year 2022, the total UK Remittance Market was estimated to be valued at $49.55 billion with a growth rate of 6.0% according to a report of Remittance Brave Global Headwinds of World Bank in November 2022. It is also estimate that by the year 2027 the UK’s remittance market will be $66.5 billion according to the UK remittance statistics from Finder.com.

Expats living in the United Kingdom often send money to their relatives either to support them, or for emergency uses or weddings. The UK has a large migrant population of Indians, Pakistanis and Bangladeshis.

FTFT Finance has been in money remittance business since 2009 and has over 500,000 customers. FTFT Finance advertises through Instagram, Twitter, Facebook and LinkedIn in order to reach out to new customers. FTFT Finance implemented email marketing, in which they email customers daily to keep them updated on their account, transactions as well as marketing and promotions.

The management of FTFT Finance are currently engaged in talks with different PR companies to kick start a new campaign under FTFT Finance brand name as all previous campaigns were under Khyber Money Exchange brand.

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

(2) High-quality customer groups

The criteria for our corporate clients are generally the wholly owned or controlled subsidiaries of large state-owned companies or publicly listed companies. At present, our customers are mainly in the coal and metal industries, power generation and heating industries, which includes subsidiary of China Datang Corporation, one of the five large-scale power generation enterprises in China.

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

Money Transfer Market in UK

Remittance service is a highly saturated market in the United Kingdom. There are many companies that offer remittance services however FTFT Finance only sees Ace Money Transfer, Wise (formerly known as Transfer Wise), Remitly and Remit World as its main competitors.

FTFT Finance has an edge over companies like wise in many different ways, for example, FTFT Finance offers competitive rates for its services and it does not charge customer fees for remittance to Pakistan as it receives its rebate from local banks. This approach provides gives us an advantage over our competitors.

Industry and Principal Markets

E-Commerce Market in China

According to emarketer data, the global e-commerce market is expected to reach US$5.5 trillion in 2022. China is leading the global e-commerce market, with online sales of nearly $4.61 trillion in 2022, accounting for half of the total global e-commerce market. The United States, which ranks second in the world, is expected to have a total e-commerce market of about US$890 billion in 2022. In addition, China’s digital consumers reached 842 million, accounting for 38% of the global total, ranking first in the world. In terms of retail, 56.3% of China’s retail transactions come from e-commerce, and China is the first country in history where online retail sales exceed offline retail sales.

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

Supply Chain Finance Market in China

Supply chain finance has become an important financing channel for small and medium-sized enterprises in China. Although China started late in supply chain finance, thanks to the favorable regulatory environment and good economic development, the scale of China’s supply chain financial market reached RMB 32.2 trillion (approximately US$4.6 trillion) in 2022 according to the Overview Survey and Development Strategy Research Consulting Report for China Supply Chain Finance Industry 2021-2027 by Zhongyan Puhua Industry Research Institute.

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

In recent years, thanks to good economic development and favorable policy support, China’s supply chain financial market has developed rapidly. The scale of supply chain financial market in China has increased from RMB 16.7 trillion in 2016 to RMB 28.6 trillion in 2021, with an average annual compound growth rate of 10.5%. The market scale in 2023 is expected to be the same as that in 2022, which was approximately RMB32.2 trillion. With the recovery of the economy after negative impact caused by COVID-19 in 2022, the supply chain finance industry will continue to expand. The rapid development of the downstream demands help the growth of the supply chain finance industry. It is estimated that the compound annual growth rate (CAGR) of the market size of China’s supply chain finance industry will be 7% from 2022 to 2027. By 2027, the market size of China’s supply chain finance industry will reach RMB 42.9 trillion. (According to the Overview Survey and Development Strategy Research Consulting Report for China Supply Chain Finance Industry 2021-2027 by Zhongyan Puhua Industry Research Institute.)

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

Money Transfer Market in UK

In the Year 2022, the total UK Remittance Market was estimated to be valued at $49.55 billion with a growth rate of 6.0% according to a report of Remittance Brave Global Headwinds of World Bank in November 2022. It is also estimate that by the year 2027 the UK’s remittance market will be $66.5 billion according to the UK remittance statistics from Finder.com.

Expats living in the United Kingdom often send money to their relatives either to support them, or for emergency uses or weddings. The UK has a large migrant population of Indians, Pakistanis and Bangladeshis.

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

NTAM has multidimensional flexible layout for its business development. It manages clients’ investment portfolio in a diversified manner across multiple asset classes in global markets. The type and proportion of positions are determined according to the long-term and short-term investment goals of investors and other market factors. In terms of specific operation, NTAM relies on solid investment and research ability to flexibly adjust its position and avoid the price fluctuation of its subject matter caused by risk events. NTAM also uses “License + talent” to maintain core competitiveness. With its Type 4 (Securities Advisory) and Type 9 (Asset Management) licenses issued by the Hong Kong Securities and Futures Commission, NTAM continues to take the advantages of such licenses to optimize its business structure, expand the business scale, actively expand business opportunities in different regions, continue to recruit outstanding talents in the industry, and introduce incentive measures for the senior management, so as to maintain the development vitality of the company, continuously strengthening the core competitiveness. NTAM runs its risk management system throughout its core business operations and continuously evaluates the potential risks that may cause impact in the daily operation of its business segment, including evaluating the effectiveness of existing internal control measures, whether they are sufficient to deal with potential risks and whether they need to be supplemented. The relevant review results are entered in time to analyze the potential strategic impact, so that the internal control measures can be more effective and timely, and ensure the steady operation of the company while developing rapidly.

FTFT Finance has been in money remittance business since 2009 and has over 500,000 customers. FTFT Finance advertises through Instagram, Twitter, Facebook and LinkedIn in order to reach out to new customers. FTFT Finance implemented email marketing, in which they email customers daily to keep them updated on their account, transactions as well as marketing and promotions. The management of FTFT Finance are currently engaged in talks with different PR companies to kick start a new campaign under FTFT Finance brand name as all previous campaigns were under Khyber Money Exchange brand.

Government Regulations

Regulations on Cybersecurity Review

On December 28, 2021, Cybersecurity Review Measures was published by Cyberspace Administration of China or the CAC, National Development and Reform Commission, Ministry of Industry and Information Technology, Ministry of Public Security, Ministry of State Security, Ministry of Finance, Ministry of Commerce, People’s Bank of China, State Administration of Radio and Television, China Securities Regulatory Commission, State Secrecy Administration and State Cryptography Administration, effective on February 15, 2022, which provides that, Critical Information Infrastructure Operators (“CIIOs”) that purchase internet products and services and Online Platform Operators engaging in data processing activities that affect or may affect national security shall be subject to the cybersecurity review by the Cybersecurity Review Office. On November 14, 2021, CAC published the Administration Measures for Cyber Data Security (Draft for Public Comments), or the “Cyber Data Security Measure (Draft)”, which requires cyberspace operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review.

Regulations Relating to E-Commerce

On March 15, 2021, the SAMR promulgated the Measures for the Supervision and Administration of Online Transactions, which took effect on May 1, 2021. Under the Measures for the Supervision and Administration of Online Transactions, online transaction operators engaging in business activities should follow the principles of voluntariness, equality, fairness, and good faith, comply with laws, regulations, rules, business ethics, public order, and good morals, participate in market competition fairly, earnestly perform statutory obligations, actively assume subject responsibilities, and accept supervision from all sectors of the society. Online transaction platform operators should require business operators that are applying to sell goods or provide services on their platforms to provide authentic information such as information relating to identity, address, contact, and administrative license, verify and register such information, create registration files, and verify and update such information at least once every six months. In addition, online transaction platform operators should establish an inspection and monitoring system relating to information of business operators on their platforms and relating to goods and services such business operators advertise. Where an online transaction platform operator identifies any information relating to goods and services on its platforms that is in violation of laws, regulations or rules on market supervision and administration, damages national or public interests, or is detrimental to public order or good morals, it must take necessary measures to remove such information in accordance with the law, maintain relevant records, and report the same to the administration for market regulation.

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

Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises

On February 17, 2023, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises (the “New Overseas Listing Rules”) with five interpretive guidelines, which took effect on March 31, 2023. The New Overseas Listing Rules require Chinese domestic enterprises to complete filings with relevant governmental authorities and report related information under certain circumstances. The required filing scope is not limited to the initial public offering, but also includes subsequent overseas securities offering, single or multiple acquisition(s), share swap, transfer of shares or other means to seek an overseas direct or indirect listing and a secondary listing or dual major listing of issuers already listed overseas. According to the Notice on Arrangements for Overseas Securities Offering and Listing by Domestic Enterprises, published by the CSRC on February 17, 2023, a company that (i) has already completed overseas listing or (ii) has already obtained the approval for the offering or listing from overseas securities regulators or exchanges but has not completed such offering or listing before effective date of the new rules and also completes the offering or listing before September 30, 2023 will be considered as an existing listed company and is not required to make any filing until it conducts a new offering in the future. Furthermore, upon the occurrence of any of the material events specified below after an issuer has completed its offering and listed its securities on an overseas stock exchange, the issuer shall submit a report thereof to the CSRC within 3 working days after the occurrence and public disclosure of the event: (i) change of control; (ii) investigations or sanctions imposed by overseas securities regulatory agencies or other competent authorities; (iii) change of listing status or transfer of listing segment; or (iv) voluntary or mandatory delisting.

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

Regulations Relating to Pledged Assets and Rights in PRC

On January 1, 2021, the Civil Code of China took effective which replaced the Guarantee Law, Contract Law, Property Law and General Provisions of Civil Law. The credit control measures used in supply chain finance business mostly are subject to the relevant provisions of the Civil Code. Article 681 of the Civil Code stipulates that a guarantee contract is a contract to ensure the realization of creditor’s rights. The guarantor and the creditor may agree when the debtor fails to pay its due debts or the event agreed by the parties occur, the guarantor shall pay the debts or bear responsibility. Article 696 of the Civil Code stipulates that if the creditor transfers all or part of the creditor’s rights without notifying the guarantor, the transfer shall have no effect on the guarantor. The guarantor and the creditor may agree to prohibit the transfer of creditor’s rights. Also, if the collateral lien is not registered, it cannot be used against a bona fide third party. A bona fide third party means a buyer who has paid a reasonable price and obtained the property in normal business activities. In supply chain finance business, the bulk goods are usually used as collaterals for the financing and the pledge must be registered in order to be used against the claim from a bona fide buyer. Certain accounts receivable may be pledged pursuant to the Civil Code. Article 440 of the Civil Code stipulates that the debtor or a third party that has the disposal rights to the assets may pledge such assets, including bills of exchange, promissory notes and cheques, bonds and certificates of deposit, warehouse receipt and bill of lading, etc. The Decision On Implementation of Unified Registration of Tangible Assets and Rights Guarantees by the State Council became effective on January 1, 2021. The types of tangible assets and right guarantees covered by the unified registration include production equipment, raw materials, semi-finished products and products, accounts receivable, deposit certificate, warehouse receipt and bill of lading, finance lease and factoring, etc. The tangible assets and rights guarantee covered by the unified registration shall be registered by the parties through the unified registration and publicity system of tangible assets financing under the credit investigation center of the People’s Bank of China, and parties shall be responsible for the authenticity, integrity and legitimacy of the registered contents. The registration authority does not conduct substantive examination of the registered contents.

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

Regulations Relating to Money Transfer in UK.

The Financial Conduct Authority (FCA) - The FCA is the main regulator for money transfer business in the UK. It is responsible for authorizing and supervising money transfer business that provide payment services, including money transfer services. The FCA sets out the regulatory requirements for money transfer business in the Payment Services Regulations 2017 (PSR 2017) and the Electronic Money Regulations 2011 (EMR).

Her Majesty’s Revenue and Customs (HMRC) - HMRC is responsible for supervising money transfer business that are not authorized by the FCA but are required to register with HMRC for anti-money laundering purposes. HMRC sets out the regulatory requirements for money transfer business in the Money Laundering Regulations 2017 (MLR 2017).

While the FCA and HMRC are the main regulators for money transfer business in the UK, there may be other regulators that money transfer business needs to comply with depending on their specific activities. For example, if a money transfer business also provides currency exchange services, it may be subject to additional regulations from the Financial Conduct Authority or HM Revenue & Customs.

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

Trademark.

The Trademark Law of the PRC promulgated in August 2013 which took effect in May 2014 (the “Trademark Law”), and revised in 2019, and its implementation rules protect registered trademarks. The Trademark Office of National Intellectual Property Administration, PRC, formerly the PRC Trademark Office of the State Administration of Market Regulation is responsible for the registration and administration of trademarks throughout the PRC. The Trademark Law has adopted a “first-to-file” principle with respect to trademark registration. Where registration is sought for a trademark that is identical or similar to another trademark which has already been registered or given preliminary examination and approval for use in the same or similar category of commodities or services, such application for registration of this trademark may be rejected. Trademark registrations are effective for a renewable ten-year period, unless otherwise revoked.

Copyright

In accordance with the Copyright Law of the PRC promulgated by the SCNPC on September 7, 1990, amended on February 26, 2010 and November 11, 2020, Chinese citizens, legal persons or other entities own the copyright in their works whether published or not, including written works, oral works, music, comedy, arts of talking and singing, dance and acrobatics, work of art and architecture work, photographic works, cinematographic work and work created by the method similar to the film production method; engineering design drawing, product design drawing, map, sketch and other graphic works and model works, computer software and other works specified by laws and administrative regulations. The rights a copyright owner has include but not limited to the following rights of the person and property rights: the right of publication, right of authorship, right of modification, right of integrity, right of reproduction, distribution right, rental right, right of network communication, translation right and right of compilation.

In accordance with the Regulations on the Protection of Computer Software promulgated by the State Council on December 20, 2001 and last amended on January 30, 2013, Chinese citizens, legal persons or other entities own the copyright, including the right of publication, right of authorship, right of modification, right of reproduction, distribution right, rental right, right of network communication, translation right and other rights software copyright owners shall have in software developed by them, regardless of whether it has been published.

In accordance with the Measures for the Registration of Computer Software Copyright promulgated by the National Copyright Administration on April 6, 1992 and last amended on February 20, 2002, software copyrights, exclusive licensing contracts for software copyrights and software copyright transfer contracts shall be registered, and the National Copyright Administration shall be the competent authority for the administration of software copyright registration and designates the Copyright Protection Center of China as a software registration authority. The Copyright Protection Center of China shall grant a registration certification to a computer software copyright applicant who complies with regulations. Under the Copyright Law, the term of protection for copyrighted software is 50 years.

Intellectual Property

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

The Company owns copyrights for the software for its blockchain based e-commerce platform application, including: (i) a blockchain credit points discount settlement system; (ii) a blockchain credit points circulation monitoring system; (iii) a legal currency and credit points synchronization settlement system; (iv) a blockchain credit points flow system; (v) an agent automatic profit distribution system (vi) an agent automatic tax deduction and accounting system; (vii) a manufacturer automatic accounting system; (viii) an e-commerce and blockchain anti-counterfeiting linkage system; (ix) a blockchain discount and promotion automatic balance system; (x) a blockchain real-name authentication and legal responsibility system. FTFT UK Limited owns the software for its financial app and FTFT Capital Investments L.L.C. owns the software for its marketing data platform FTFTX.

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

Human Capital Resources

We understand that our success depends on our ability to attract, train and retain our employees. We strive to attract, recruit, and retain employees through competitive compensation and benefit programs, learning and development opportunities that support career growth and advancement opportunities, and employee engagement initiatives that foster a strong Company culture. In addition to cash compensation, we offer customary benefits in accordance with local regulatory requirements as well as performance-based stock awards to our employees. We also recognize the importance of keeping our employees safe. In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees and have followed local government orders to prevent the spread of COVID-19.

Employees

As of December 31, 2022, we had 80 full-time employees and 25 part-time employees, among which 49 are located in the PRC, 19 are located in Hong Kong, 12 are located in the United States, 10 are located in United Kingdom and 9 are located in Dubai and 6 are located in Paraguay. None of our employees are covered by a collective bargaining agreement as of the date of this Report. We consider our relationships with our employees to be good.

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

A large part of our revenues are generated in China and Hong Kong. Consequently, our results of operations have been and may continue to be adversely affected, to the extent that COVID-19 harms the Chinese, Hong Kong and global economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by government authorities and other entities to contain COVID-19 or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

●	temporary closure of offices, travel restrictions or suspension of transportation of products to our customers; and our suppliers have been negatively affected, and could continue to be negatively affected, on their ability to fulfill our demands if there is any resurgence of COVID-19;

●	our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase our products and services, which may materially adversely impact our revenue;

●	We may have to provide significant sales incentives to our customers in response to the COVID-19 outbreak, which may in turn materially adversely affect our financial condition and operating results;

●	The business operations of our customers and suppliers have been and could continue to be negatively impacted by the outbreak, which may result in loss of customers or disruption of our services, which may in turn materially adversely affect our financial condition and operating results;

●	any disruption of our supply chain, logistics providers or customers could adversely impact our business and results of operations, including causing our suppliers unable to provide products for a period of time or materially delay delivery to customers, which may also lead to loss of customers, as well as reputational, competitive and business harm to us;

●	The Company’s promotion strategy for our e-commerce platform mainly relied on the training of members and distributors through meetings and conferences. Due to the outbreak of COVID-19, the Chinese government put a restriction on large gatherings and these restrictions has made CCM Shopping Mall and NONOGIRL difficult to recruit new members and the Company has to close NONOGIRL platform and change business model of CCM Shopping Mall.

●	The global stock markets may experience, significant decline from the COVID-19 outbreak, which could materially adversely affect our stock price.

Because of the uncertainty surrounding the COVID-19 outbreak, the future impact related to the outbreak and potential resurgence as well as the local and global response cannot be reasonably estimated at this time. There have been outbreaks of Omicron variant in various cities in China in 2022 which have resulted quarantines, travel restrictions, and temporary closure of office buildings and facilities in these cities. In December 2022, the Chinese government eased its strict zero COVID-19 policy which resulted in a surge of new COVID-19 cases during December 2022 and January 2023, which has disrupted our business operations in China.

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

Our e-commerce business, money transfer business and cryptocurrency market data platform depend upon the widespread use of the Internet and e-commerce. Factors which could reduce the widespread use of the internet for e-commerce include, without limitation, actual or perceived lack of security of information or privacy protection, cyberattacks or other disruptions or damage to the internet or to users’ computers, whatever the cause, could reduce customer satisfaction with our platforms and services and harm our business.

Our business depends on our website, app, network infrastructure and transaction-processing systems.

Our e-commerce business, money transfer business and cryptocurrency market data platform are dependent on our IT infrastructure. Any system interruption that results in the unavailability of our websites, apps or reduced performance of our transaction and information systems could reduce our ability to conduct our business. We use internally and externally developed systems for our websites, apps and our transaction and information processing systems. We expect to experience system interruptions due to software failure. We may also experience temporary capacity constraints due to sharply increased traffic during events or other promotions. Capacity constraints can cause system disruptions, slower response times, delayed page presentation, degradation in levels of customer service and other problems. We may also experience difficulties with our infrastructure upgrades. Any future difficulties with our transaction and information processing systems or difficulties upgrading, expanding or integrating aspects of our systems may cause system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of our services or other problems.

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

Our e-commerce business, money transfer business and cryptocurrency market data platform are entirely dependent on the secure operation of our website and systems as well as the operation of the internet generally. Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. A number of large internet companies have suffered security breaches, some of which have involved intentional ransomware attacks. From time to time, we and many other internet businesses also may be subject to a denial of service attacks wherein attackers attempt to block customers’ access to our website with ransomware. If we are unable to avert a denial of service attack for any significant period, we could sustain substantial loss from payment of ransom fee, lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks.

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

Failure to comply with sanctions laws, anti-terrorist financing laws, anti-money laundering laws, and similar laws associated with our activities, and anti-corruption laws could subject us to penalties and other adverse consequences.

We have implemented policies and procedures designed to allow us to comply with anti-money laundering laws and economic sanctions laws and prevent our money transfer platform from being used to facilitate business in countries or with persons or entities designated on lists promulgated by UK government and equivalent international authorities or that are otherwise the target of sanctions. We may utilize the services of vendors, such as screening tools, in implementing such policies and procedures. In the event that we or any of our users engage in any conduct, intentionally or not, that facilitates money laundering, terrorist financing, or other illicit activity, or that violates anti-money laundering or sanctions laws, or otherwise constitutes activity that is prohibited by such laws, including through the fault of any vendor, we may be subject to fines, penalties, lawsuits, and enforcement actions; additional compliance requirements; increased regulatory scrutiny of our business; restriction of our operations; or damage to our reputation or brand.

Law enforcement and regulators continue to scrutinize compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures that we use to verify the identity of our customers or monitor our platform for potential illegal activity. In addition, any policies and procedures that we implement to comply with sanctions laws may not be effective, including in preventing customers from using our services for transactions with sanctioned persons or jurisdictions subject to comprehensive sanctions. Given the technical limitations in developing controls to prevent, among other things, the ability of customers to publish on our platform false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by UK government or other relevant sanctions authorities are located in a jurisdiction subject to comprehensive sanctions or an embargo by the UK or another country in which we operate or are licensed to do business, and such services may not be in compliance with applicable economic sanctions regulations.

Sanctions are imposed to address acute foreign policy and national security threats and may change rapidly and unpredictably in response to world events or domestic or international political developments. Additionally, as we expand our services into additional jurisdictions, we may become subject to additional sanctions requirements imposed by those jurisdictions or face increased risk of processing transactions in violation of sanctions requirements to which we are currently subject. We may be unable to update policies, procedures, or controls to timely and effectively address changes in applicable legal requirements or in our sanctions risk environment.

Consequences for failing to comply with applicable rules and regulations could include fines, criminal and civil lawsuits, forfeiture of significant assets, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual breach of compliance by us, our customers, vendors, or our payment or disbursement partners with respect to applicable laws, rules, and regulations could have a significant impact on our reputation and could cause us to lose existing customers, prevent us from obtaining new customers, cause other payment or disbursement partners to terminate or not renew their agreements with us, require us to expend significant funds to remedy problems caused by violations and to avert further violations, adversely affect our relationship with our partner banks and other commercial counterparties and expose us to legal risk and potential liability, all of which may adversely affect our business, operating results, and financial condition.

Use of our money transfer platform for illegal or fraudulent activities could harm our business, reputation, financial condition, and operating results.

Our platform is susceptible to illegal, improper or fraudulent uses, including money laundering, terrorist financing, sanctions evasion, bank fraud, payments involving child pornography or human trafficking, and the facilitation of other illegal, improper or fraudulent activity. The digital financial services industry is under increasing scrutiny from federal, state, and international regulators in connection with the potential for such illegal, improper or fraudulent activities. In addition, our remittance service facilitates payments to jurisdictions which may in some cases have higher levels of illegal, improper payments. Our payment system has been utilized for illegal, improper and fraudulent uses in the past and we cannot guarantee that our policies, procedures and internal controls, or insurance, would adequately protect our business, maintain our continued ability to operate in the jurisdictions that we serve, or our reputation, especially if such illegal, improper or fraudulent activities were discovered to have taken place on our platform in the future. Our fraud loss expenses may increase if our fraud systems lose effectiveness or if new methods or schemes are developed to defraud us. Since the methods and schemes utilized by perpetrators of fraud are constantly evolving or, in some cases, not immediately detectable, we cannot assure you that our policies, procedures and controls for managing fraud will be effective over time or of our ability to update these measures to address emerging fraud risks. In addition, if illicit or fraudulent activity levels involving our services were to rise, it could lead to regulatory intervention and reputational and financial damage to us. This, in turn, could lead to government enforcement actions and investigations, a suspension or termination of our operating licenses, a reduction in the use and acceptance of our services, or an increase in our compliance costs, any of which may harm our business, financial condition, and operating results.

On the other hand, if the measures we have taken to detect illegal, improper or fraudulent activities are too restrictive and/or inadvertently prevent or delay proper transactions, this could result in suspension of legitimate customer activity on our payment system, deter new and existing customers or otherwise diminish our customer experience, any of which could harm our business.

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

If we become subject to additional scrutiny, criticism and negative publicity involving U.S.-listed China-based companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, any offering and our reputation and could result in a loss of your investment in our shares, especially if such matter cannot be addressed and resolved favorably.

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

On February 15, 2022, Cybersecurity Review Measures published by Cyberspace Administration of China, National Development and Reform Commission, Ministry of Industry and Information Technology, Ministry of Public Security, Ministry of State Security, Ministry of Finance, Ministry of Commerce, People’s Bank of China, State Administration of Radio and Television, China Securities Regulatory Commission, State Secrecy Administration and State Cryptography Administration became effective, which provides that, Critical Information Infrastructure Operators (“CIIOs”) that purchase internet products and services and Online Platform Operators engaging in data processing activities that affect or may affect national security shall be subject to the cybersecurity review by the Cybersecurity Review Office. On November 14, 2021, CAC published the Administration Measures for Cyber Data Security (Draft for Public Comments), or the “Cyber Data Security Measure (Draft)”, which requires cyberspace operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. As confirmed by our PRC counsel Fengdong Law Firm, we are currently not subject to cybersecurity review with the Cyberspace Administration of China (“CAC”) under these new measures, because the VIE E-Commerce Tianjin is not a cyberspace operator with personal information of more than 1 million users or has activities that affect or may affect national security. Nevertheless, the aforementioned draft measures and any related implementation rules to be enacted may subject us to additional compliance requirement in the future.

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

On February 17, 2023, the CSRC released New Overseas Listing Rules with five interpretive guidelines, which will take effect on March 31, 2023. The New Overseas Listing Rules require Chinese domestic enterprises to complete filings with relevant governmental authorities and report related information under certain circumstances. The required filing scope is not limited to the initial public offering, but also includes subsequent overseas securities offering, single or multiple acquisition(s), share swap, transfer of shares or other means to seek an overseas direct or indirect listing and a secondary listing or dual major listing of issuers already listed overseas. According to the Notice on Arrangements for Overseas Securities Offering and Listing by Domestic Enterprises, published by the CSRC on February 17, 2023, a company that (i) has already completed overseas listing or (ii) has already obtained the approval for the offering or listing from overseas securities regulators or exchanges but has not completed such offering or listing before effective date of the new rules and also completes the offering or listing before September 30, 2023 will be considered as an existing listed company and is not required to make any filing until it conducts a new offering in the future. Also, upon the occurrence of any of the material events specified below after an issuer has completed its offering and listed its securities on an overseas stock exchange, the issuer shall submit a report thereof to the CSRC within 3 working days after the occurrence and public disclosure of the event: (i) change of control; (ii) investigations or sanctions imposed by overseas securities regulatory agencies or other competent authorities; (iii) change of listing status or transfer of listing segment; or (iv) voluntary or mandatory delisting.

On February 24, 2023, the CSRC revised the Provisions on Strengthening the Management of Confidentiality and Archives Related to the Overseas Issuance of Securities and Overseas Listing by Domestic Companies which were issued in 2009 (the “Archives Rules”). The revised Archives Rules took effect on March 31, 2023. The revised Archives Rules expands their application to cover indirect overseas offering and listing, stipulating that a domestic company which plans to publicly disclose any documents and materials containing state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level.

Furthermore, given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas, although we are currently not required to obtain permission from any of the PRC central or local government and has not received any denial to list on the U.S. exchange, it is uncertain when and whether we will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded, which could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of our shares to significantly decline or be worthless.

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

Furthermore, as Article 177 is still a recently promulgated provision and, as the date of this report, there have not been implementing rules or regulations regarding the application of Article 177, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from Nasdaq or other applicable trading market within the US.

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

If the PRC tax authorities determine that the actual management organ of Future FinTech Group Inc. is within the territory of China, it may be deemed to be a PRC resident enterprise for PRC enterprise income tax purposes and a number of unfavorable PRC tax consequences could follow. First, we will be subject to the uniform 25% enterprise income tax on our world-wide income, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations. Finally, dividends payable by us to our investors and gains on the sale of our shares may become subject to PRC withholding tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty), if such gains are deemed to be from PRC sources. It is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our shares. Although up to the date of this report, Future FinTech Group Inc. has not been notified or informed by the PRC tax authorities that it has been deemed to be a resident enterprise for the purpose of the EIT Law, we cannot assure you that it will not be deemed to be a resident enterprise in the future.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations in China, appreciation of the RMB against the U.S. dollar would diminish the value of the proceeds of the offering and could harm our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

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

The Holding Foreign Companies Accountable Act, or the HFCA Act, and the related regulations are evolving quickly. Further implementations and interpretations of or amendments to the HFCA Act or the related regulations, or a PCOAB’s determination of its lack of sufficient access to inspect our auditor, might pose regulatory risks to and impose restrictions on us because of our operations in mainland China and Hong Kong. A potential consequence is that our shares of common stock may be delisted by the exchange. The delisting of our common stock, or the threat of our common stock being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct full inspections of our auditor deprives our investors of the benefits of such inspections.

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. In accordance with the HFCA Act, trading in securities of any registrant on a national securities exchange or in the over-the-counter trading market in the United States may be prohibited if the PCAOB determines that it cannot inspect or fully investigate the registrant’s auditor for three consecutive years beginning in 2021, and, as a result, an exchange may determine to delist the securities of such registrant. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period before our securities may be prohibited from trading or delisted if our auditor is unable to meet the PCAOB inspection requirement. On December 29, 2022, a legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”), was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to Accelerating Holding Foreign Companies Accountable Act, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two.

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

On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China governing inspections and investigations of audit firms based in China and Hong Kong.  On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination.

The enactment of the HFCA Act and related regulations and any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could cause investors uncertainty for affected issuers and the market price of our ordinary shares could be adversely affected, and we could be delisted if our auditor is unable to meet the PCAOB inspection requirement.

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

Any failure by the consolidated VIE or its shareholders to perform their obligations under our contractual arrangements with them would have an adverse effect on our business.

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

The shareholders of the consolidated VIE may have potential conflicts of interest with us, which may adversely affect our business and financial condition.

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

We are authorized to issue 10,000,000 shares of preferred stock. The Board is authorized under our articles of incorporation, as amended, to provide for the issuance of shares of preferred stock by resolution and by filing a certificate of designations under Florida law, to fix the designation, powers, preferences and rights of the shares of each such series of preferred stock and the qualifications, limitations or restrictions thereof without any further vote or action by the shareholders. As of December 31, 2022, there were no shares of preferred stock issued and outstanding. Any shares of preferred stock that are issued are likely to have priority over our Common Stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized under certain circumstances as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids to acquire us and thereby prevent shareholders from receiving the maximum value for their shares. We have no present intention to issue any shares of preferred stock in order to discourage or delay a change of control or for any other reason. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Zeyao Xue has control over key decision making as a result of his control of a substantial amount of our voting stock.

Mr. Zeyao Xue, the son of our president, indirectly and directly beneficially owns 2,602,525 shares, or approximately 17.8%, of our outstanding common stock as of April 12, 2023. Mr. Zeyao Xue’s beneficial ownership of 17.8% of Future FinTech’s issued and outstanding common stock will likely give him the ability to control the outcome of matters submitted to shareholders for approval, including but not limited to the election of directors and any merger, consolidation, or sale of all or substantially all of the Company’s assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of the Company’s assets that other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that other shareholders do not support. This concentrated control could also discourage a potential investor from acquiring the common stock of the Company due to the limited voting power of such shares. As a shareholder, even a controlling shareholder, Mr. Zeyao Xue is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our shareholders generally.

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

Our common stock is currently listed on the Nasdaq Capital Market. The NASDAQ Stock Market LLC has requirements that a company must meet in order to remain listed on NASDAQ, for example, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. We may be unable to meet NASDAQ listing requirements, including minimum bid price, minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be materially adversely affected and the market price of our common stock could decrease.

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

On March 1, 2022, the Company received a letter from the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer meets the minimum bid price requirement for continued listing on Nasdaq under Nasdaq Marketplace Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The Company has a period of 180 calendar days from the date of notification, until August 29, 2022 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. On August 30, 2022, the Company received a written notification from the NASDAQ Stock Market Listing Qualifications Staff (the “Staff”) indicating that the Company has been granted an additional 180 calendar day period or until February 27, 2023, to regain compliance with the $1.00 minimum closing bid price requirement for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Listing Rule. On January 26, 2023, the Company filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment, the Company has authorized and approved a 1-for-5 reverse stock split of the Company’s authorized shares of common stock from 300,000,000 shares to 60,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The common stock will continue to be $0.001 par value. The Company’s shares of common stock began to trade on the NASDAQ Stock Market on the post-Reverse Stock Split basis under the symbol “FTFT” on February 1, 2023. On February 15, 2023, the Company received a written notification from the NASDAQ Stock Market Listing Qualifications Staff indicating that the Company has regained compliance with the $1.00 minimum closing bid price requirement for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Listing Rule 5550(a)(2) and that the matter is now closed.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

Our principal executive office is located at Americas Tower, 1177 Avenue of The Americas, Suite 5100, New York, NY 10036 and we lease such office for a term of one year from December 1, 2020, which has been renewed until December 1, 2023. We also lease offices at 23/F, South Tower, Kaisa Plaza,86th Jianguo Rd. Chaoyang District, Beijing for a term from September 1, 2020 to August 31, 2024; FTFT Dubai leases an office at 1113, Onyx tower 2, The Greens, Dubai, UAE from July 1, 2022 to June 30, 2023, FTFT UK leases an office at Devonshire House, 9th Floor 1 Mayfair Place, London, W1J 8AJ, United Kingdom from October 26, 2021 to May 23, 2023. NTAM leases an office at Unit B 17/F, Chung Nam Building 1 Lockhart Road Wan Chai, Hong Kong until May 31, 2023. We believe that our current offices are adequate to meet our needs.

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

As of April 12, 2023, there were 14,645,653 shares of our Common Stock issued and outstanding, and the Company had approximately 23 record holders of Common Stock. The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended December 31, 2022 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2022, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	-	$-	-
Equity compensation plans not approved by stockholders	-	$-	-
Total		$

(1)

Consists of equity incentive plans, which was approved by the Company’s shareholders at its annual or special meetings on November 19, 2015, March 13, 2018, February 26, 2020 and December 18, 2020. As of December 31, 2022, there was no shares authorized for issuance under stock incentive plans of the Company.

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

The Board of Directors of the Company approved and adopted the Future FinTech Group Inc. 2020 Omnibus Equity Plan (the “2020 Equity Plan”) on October 27, 2020, which was approved by the shareholders at the shareholders annual meeting on December 18, 2020. The 2020 Equity Plan has a total of 5,000,000 shares of Common Stock. The Company grant the 1,953,000 shares under 2020 Equity Plan to sixteen officers and employees of the Company and its subsidiaries on July 12, 2021. On July 12, 2022, the Company granted 3,047,000 shares under the 2020 Equity Plan, to six officers and employees of the Company and its subsidiaries.

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

Overview

Future FinTech is a holding company incorporated under the laws of the State of Florida and it is not a Chinese operating company. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our subsidiaries and contractual arrangements with a variable interest entity (VIE) – Cloud Chain E-Commerce (Tianjin) Co., Ltd. (“E-Commerce Tianjin”), based in China and this structure involves unique risks to investors. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in People’s Republic of China. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to a real-name blockchain based e-commerce platform, supply chain financing services and trading business and financial services and technology business. The business operations of the Company include blockchain based online shopping platform, Chain Cloud Mall (“CCM”), supply chain financing services and trading, asset management and money transfer service. The Company is also developing cryptocurrency mining and cryptocurrency market data services.

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

In March 2022, FTFT UK Limited received has received approval to operate as an Electronic Money Directive (“EMD”) Agent and has been registered as such with the Financial Conduct Authority (FCA), a UK regulator. This status grants FTFT UK Limited the ability to distribute or redeem e-money and provide certain financial services on behalf of an e-money institution (registration number 903050).

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

On September 29, 2022, FTFT UK Limited completed its acquisition of 100% of the issued and outstanding shares of Khyber Money Exchange Ltd., a company incorporated in England and Wales, from Rahim Shah, a resident of United Kingdom for a total of Euros €685,000 (“Purchase Price”), pursuant to a Share Purchase Agreement (the “Agreement”) dated September 1, 2021. Khyber Money Exchange Ltd. is a money transfer company with a platform for transferring money through one of its agent locations or via its online portal, mobile platform or over the phone. Khyber Money Exchange Ltd. is regulated by the UK Financial Conduct Authority (FCA) and the parties received approval by the FCA before the formal closing of the transaction. On October 11, 2022, the Company changed the name of Khyber Money Exchange Ltd. to FTFT Finance UK Limited.

On February 27, 2023, Future FinTech (Hong Kong) Limited (“Buyer”), a company incorporated in Hong Kong and a wholly owned subsidiary of Future FinTech Group Inc. (the “Company”) entered into a Share Transfer Agreement (the “Agreement”) with Alpha Financial Limited, a company incorporated in Hong Kong (“Seller”) and sole owner and shareholder of Alpha International Securities (Hong Kong) Limited, a company incorporated in Hong Kong (“Alpha HK”) and Alpha Information Service (Shenzhen) Co., Ltd., a company incorporated in China (“Alpha SZ”). Alpha HK holds Type 1 ‘Securities Trading’, Type 2 ‘Futures Contract Trading’ and Type 4 ‘Securities Consulting’ financial licenses issued by the Hong Kong Securities and Futures Commission. Alpha SZ provides technical support services to Alpha HK.

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

There are legal and operational risks associated with being based in and having majority of our operations in Hong Kong and China. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued an announcement to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. On December 28, 2021, Cybersecurity Review Measures was published by Cyberspace Administration of China or the CAC, National Development and Reform Commission, Ministry of Industry and Information Technology, Ministry of Public Security, Ministry of State Security, Ministry of Finance, Ministry of Commerce, People’s Bank of China, State Administration of Radio and Television, China Securities Regulatory Commission, State Secrecy Administration and State Cryptography Administration, effective on February 15, 2022, which provides that, Critical Information Infrastructure Operators (“CIIOs”) that purchase internet products and services and Online Platform Operators engaging in data processing activities that affect or may affect national security shall be subject to the cybersecurity review by the Cybersecurity Review Office. On November 14, 2021, CAC published the Administration Measures for Cyber Data Security (Draft for Public Comments), or the “Cyber Data Security Measure (Draft)”, which requires cyberspace operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. On April 2, 2022, the CSRC released the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), which provide that a domestic company that seeks to offer and list its securities in a overseas market shall strictly abide by applicable PRC laws and regulations, enhance legal awareness of keeping state secrets and strengthening archives administration, institute a sound confidentiality and archives administration system, and take necessary measures to fulfill confidentiality and archives administration obligations. On July 7, 2022, CAC promulgated the Measures for the Security Assessment of Data Cross-border Transfer, effective on September 1, 2022, which requires the data processors to apply for data cross-border security assessment coordinated by the CAC under the following circumstances: (i) any data processor transfers important data to overseas; (ii) any critical information infrastructure operator or data processor who processes personal information of over 1 million people provides personal information to overseas; (iii) any data processor who provides personal information to overseas and has already provided personal information of more than 100,000 people or sensitive personal information of more than 10,000 people to overseas since January 1st of the previous year; and (iv) other circumstances under which the data cross-border transfer security assessment is required as prescribed by the CAC. On February 17, 2023, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises (the “New Overseas Listing Rules”) with five interpretive guidelines, which took effect on March 31, 2023. The New Overseas Listing Rules require Chinese domestic enterprises to complete filings with relevant governmental authorities and report related information under certain circumstances. The required filing scope is not limited to the initial public offering, but also includes subsequent overseas securities offering, single or multiple acquisition(s), share swap, transfer of shares or other means to seek an overseas direct or indirect listing and a secondary listing or dual major listing of issuers already listed overseas. According to the Notice on Arrangements for Overseas Securities Offering and Listing by Domestic Enterprises, published by the CSRC on February 17, 2023, a company that (i) has already completed overseas listing or (ii) has already obtained the approval for the offering or listing from overseas securities regulators or exchanges but has not completed such offering or listing before effective date of the new rules and also completes the offering or listing before September 30, 2023 will be considered as an existing listed company and is not required to make any filing until it conducts a new offering in the future. Furthermore, upon the occurrence of any of the material events specified below after an issuer has completed its offering and listed its securities on an overseas stock exchange, the issuer shall submit a report thereof to the CSRC within 3 working days after the occurrence and public disclosure of the event: (i) change of control; (ii) investigations or sanctions imposed by overseas securities regulatory agencies or other competent authorities; (iii) change of listing status or transfer of listing segment; or (iv) voluntary or mandatory delisting. On February 24, 2023, the CSRC revised the Provisions on Strengthening the Management of Confidentiality and Archives Related to the Overseas Issuance of Securities and Overseas Listing by Domestic Companies which were issued in 2009 (the “Archives Rules”). The revised Archives Rules took effect on March 31, 2023. The revised Archives Rules expands their application to cover indirect overseas offering and listing, stipulating that a domestic company which plans to publicly disclose any documents and materials containing state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level. As of the date of this report, these new laws and guidelines have not impacted the Company’s ability to conduct its business, accept foreign investments, or list on a U.S. or other foreign stock exchange; however, there are uncertainties in the interpretation and enforcement of these new laws and guidelines, which could materially and adversely impact our business and financial outlook and may impact our ability to accept foreign investments or continue to list on a U.S. or other foreign stock exchange. In the opinion of our PRC counsel Fengdong Law Firm, the VIE and certain subsidiaries of the Company are incorporated and operating in mainland China and they have received all required permissions from Chinese authorities to operate their current business in China, including a Business license, Bank Account Open Permits and Value Added Telecom Business License. As of the date of this report, in the opinion of our PRC counsel Fengdong Law Firm, we, our subsidiaries and the VIE in China are not subject to permission requirements from the China Securities Regulatory Commission (“CSRC”), Cyberspace Administration of China (“CAC”) or any other entity that is required to approve of the VIE’s operations and have not received or were denied such permissions by any PRC authorities. However, given the current PRC regulatory environment, it is uncertain whether we, our subsidiaries or the VIE, will be able to obtain permission from the PRC government to offer our securities to foreign investors, and even when such permission is obtained, whether it will be denied or rescinded. If we or any of our subsidiaries or the VIE do not receive or maintain such permissions or approvals, inadvertently conclude that such permissions or approvals are not required, or applicable laws, regulations, or interpretations change and we or our subsidiaries are required to obtain such permissions or approvals, it could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of our securities to significantly decline or become worthless. If applicable laws, regulations, or interpretations change and the VIE is required to obtain permissions or approvals in the future, we may face substantial uncertainties as to whether we can obtain such permissions or approvals in a timely manner, or at all. Failure to take timely and appropriate measures to adapt to any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations.

Chain Cloud Mall is a unique real-name based blockchain e-commerce shopping platform that integrates blockchain, internet technology. The CCM shared shopping mall platform is designed to be a block-chain based shopping mall for merchants and goods, not the exchange of digital currencies, and it currently only accepts payment from credit cards, Alipay and WeChat.

The Company started its trial operation of NONOGIRL, a cross-border e-commerce platform, in March 2020 and formally launched it in July 2020. The cross-border e-commerce platform aimed to build a new s2b2c (supplier to business and consumer) outsourcing sales platform dominated by social media influencers. It was aimed at the growing female consumer market, with the ability to broadcast, short video, and all forms communication through the platform. It could also create a sales oriented sharing ecosystem with other major social media used by customers, etc. The Company’s promotion strategy previously mainly relied on the training of members and distributors through meetings and conferences. Due to the outbreak of COVID-19, the Chinese government put a restriction on large gatherings. These restrictions made the promotion strategy for our online e-commerce platforms difficult to be implemented and the Company has experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, in June 2021, the Company suspended its cross-border e-commerce platform (NONOGIRL) which has been closed now. Also, since the second quarter of 2021, the Company has transformed its member-based business model of Chain Cloud Mall to a sale agent based eCAAS platform and began to provide supply chain financing services and trading of coal for coal mines and power generation plants as well as aluminum ingots.

The Company currently has ten directly controlled subsidiaries: DigiPay FinTech Limited (“DigiPay”), a company incorporated under the laws of the British Virgin Islands, Future FinTech (Hong Kong) Limited, a company incorporated under the laws of Hong Kong, GlobalKey Shared Mall Limited, a company incorporated under the laws of Cayman Islands (“GlobalKey Shared Mall”), Tianjin Future Private Equity Fund Management Partnership, a Limited Partnership under the laws of China, FTFT UK Limited, a company incorporated under the laws of United Kingdom, Future Fintech Digital Capital Management, LLC, a company incorporated under the laws of Connecticut, Future Fintech Digital Number One GP, LLC, a company incorporated under the laws of Connecticut, Future FinTech Labs Inc., a company incorporated under the laws of New York, FTFT SuperComputing Inc. a company incorporated under the laws of Ohio and FTFT Paraguay S.A., a company incorporated under the laws of Paraguay.

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

We sign purchase and sale agreements with suppliers and buyers. The suppliers are responsible for the supply and transportation of coal to the end users’ designated freight yard or transfer the title of aluminum ingots to us in certain warehouses. We also provide trading service as we don’t take control over the ownership of the goods and lower margin for the transaction. We select the customers and suppliers that have good credit and reputation.

The Company’s revenues are substantially reported on a net basis as the supply chain service is primarily responsible for providing the underlying supply chain service and the Company does not control the service provided by the supply chain supplier to the customer.

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

(2) Debt investment

When NTAM manages clients’ investment portfolio in bonds that are denominated in major international currencies such as US dollar, euro and sterling, the issuer of debts shall have good credit rating and asset liability ratio. Through active management, NTAM focuses in bonds with higher yield to maturity among bonds with the same maturity and credit rating.

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

NTAM’s main revenue is generated from providing professional advices to clients and management fees for managing the investment of the clients. As of March 15, 2023, NTAM has approximately US$300 million assets under its management.

Money Transfer Business

FTFT Finance UK Limited (“FTFT Finance”) formerly known as Khyber Money Exchange Ltd. was acquired by FTFT UK in September 2022. It is regulated by UK Financial Conduct Authority (“FCA”) for its cross-border money transfer systems and service. FTFT Finance was incorporated in 2009 and is a pioneer in the UK for money remittance services. FTFT Finance provides money transfer services through its platform to transfer money around the world via one of its agent locations or its online portal, mobile platform, or over the phone. FTFT Finance is headquartered in the UK and it has a trade name of FTFT Pay. FTFT Finance’s plan is to develop products and services across different regions of the world and become a global name in money remittance services.

FTFT Finance is a financial platform that enables its customers to send their hard-earned money to their country of origin, or any other country of their liking, with ease and at a reasonable cost, transparent exchange rate and without any hidden charges. We believe that it is our understanding of our customers and their diverse backgrounds that has helped FTFT Finance to become a credible and trustworthy money remittance business. The FTFT Pay platform and system support direct connections to over 130 countries and their local banks, targeting customers with transfer destinations based in prominent countries across the Middle East and Southeast Asia.

Remittance service is a highly saturated market in the United Kingdom. There are many companies that offer remittance services however FTFT Finance only sees Ace Money Transfer, Wise (formerly known as Transfer Wise), Remitly and Remit World as its main competitors.

FTFT Finance has an edge over companies like wise in many different ways, for example, FTFT Finance offers competitive rates for our services and does not charge customer fees for remittance to Pakistan as it receives its rebate from local banks is Free of Cost. This approach provides gives us an advantage over our competitors.

In the Year 2022, the total UK Remittance Market was estimated to be valued at $49.55 billion with a growth rate of 6.0% according to a report of Remittance Brave Global Headwinds of World Bank in November 2022. It is also estimate that by the year 2027 the UK’s remittance market will be $66.5 billion according to the UK remittance statistics from Finder.com.

Expats living in the United Kingdom often send money to their relatives either to support them, or for emergency uses or weddings. The UK has a large migrant population of Indians, Pakistanis and Bangladeshis.

FTFT Finance has been in money remittance business since 2009 and has over 500,000 customers. FTFT Finance advertises through Instagram, Twitter, Facebook and LinkedIn in order to reach out to new customers. FTFT Finance implemented email marketing, in which they email customers daily to keep them updated on their account, transactions as well as marketing and promotions.

The management of FTFT Finance are currently engaged in talks with different PR companies to kick start a new campaign under FTFT Finance brand name as all previous campaigns were under Khyber Money Exchange brand.

Recent Developments Related to the COVID-19 Outbreak

In December 2019, a novel strain of coronavirus was reported and has spread throughout China and other parts of the world. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China.  In response to the evolving dynamics related to the COVID-19 outbreak, the Company followed the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China were closed and the employees worked from home at the end of January 2020 until late March 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have materially negatively impacted our business. Our suppliers were negatively affected, and could continue to be negatively affected in their ability to supply and ship products to our customers in case of any resurgence of COVID-19. Our customers that have been negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase products and services from us, which may materially adversely impact our revenue. The business operations of the third parties’ stores on our e-commerce platform have been and continue to be negatively impacted by the outbreak, which in turn adversely affects the business of our platform as a whole as well as our financial condition and operating results. The outbreak has had and continues to have disruption to our supply chain, logistics providers, customers or our marketing activities with the new variants of COVID-19, which could materially adversely impact our business and results of operations, especially to our supply chain financing and trading business during the first quarter of 2022. There was outbreak in various cities and provinces due to Omicron variant in Xi’an city, Hong Kong, Shanghai and Beijing in 2022, which have resulted quarantines, travel restrictions, and temporary closure of office buildings and facilities in these cities. In December 2022, the Chinese government eased its strict zero COVID-19 policy which resulted in a surge of new COVID-19 cases during December 2022 and January 2023, which has disrupted our business operations in China. The Company’s promotion strategy of CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences. Chinese government put a restriction on large gatherings in 2020 and 2021, which made the promotion strategy for our online e-commerce platforms difficult to implement and the Company experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, in June 2021, the Company suspended its cross-border e-commerce platform NONOGIRL which has been closed now. Also, since the second quarter of 2021, the Company has transformed its member-based Chain Cloud Mall to a sale agent based eCAAS platform and began to provide supply chain financing services.

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

On May 7, 2020, Future Business Management Co., Ltd. completed the transfer of its ownership of Zhonglian Hengxin to an individual third party. On July 24, 2020, the Company’s Board of Directors passed a resolution to sale the operation of Hedetang Farm Products Trading Markets (Mei County) Co., Ltd. and close the operation of Chain Cloud Mall Logistics Center (Shaanxi) Co., Ltd, which was dissolved and deregistered in June 2022. On July 27, 2020, Skypeople Foods Holdings Limited was dissolved; On July 28, 2020, Digital Online Marketing Limited was dissolved;

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

On June 27, 2022, Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited was dissolved and deregistered.

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

Other comprehensive income for the years ended December 31, 2022 and 2021 represented foreign currency translation adjustments and were included in the consolidated statements of comprehensive income.

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

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company. See Note 2. Summary of Significant Accounting Policies, to our Consolidated Financial Statements for a description of applicable recent accounting pronouncements.

Comparison of Operation Results of years ended December 31, 2022 and 2021

Revenue

The following table presents our consolidated revenues for our main products and services for the fiscal years 2022 and 2021, respectively, (in thousands):

	Year ended December 31,		Change
	2022	2021	Amount	%
CCM Shopping Mall Membership	$-	$0.09	$(0.09)	(100.00)%
Coal and Aluminum Ingots Supply Chain Financing/Trading	10,108	19,728	(9,620)	(48.76)%
Asset management service	13,631	5,316	8,315	156.41%
Others	142	7	135	1928.57%
Total	$23,881	$25,051	$(1,170)	(4.67)%

Revenue decreased from $25.05 million in 2021 to $23.88 million in 2022, decrease of $1.17million or 4.67%. The decrease in overall revenue was mainly due to decrease in revenues generated from asset management services and supply chain financing service and trading business.

The Company has transformed its business model of CCM Shopping Mall from a member-based platform to a sales agent based eCAAS platform. Due to COVID-19 related restriction and slow-down of economy in China, we were unable to revenue for the sales agent based eCAAS platform during the year ended 2022.

Revenues from coal and aluminum ingots supply chain financing service and trading business decreased from $19.73 million for year ended 2021 to $10.11 million for the year ended 2022. The COVID-19 outbreak in Xi’an and other cities in China where we had our supply chain services and related control measures by local government in 2022 has had negative impact on the coal and aluminum ingot business and we also had more business in sales agent type trading service mode which we did not take ownership of the goods but receive lower margin for the transactions in the third and fourth quarters of 2022, which resulted the decrease in revenue in the year 2022 comparing to the same period of 2021.

Asset management service fee increased from $5.32 million for the year ended 2021 to $13.63 million for the year ended 2022. We acquire this new business on August 6, 2021 and only consolidated partial of its revenues for the five months revenues for the year ended December 31, 2021, comparing to full year revenues for 2022.

Gross Margin

(in thousands)

	2022		2021
	Gross profit	Gross margin	Gross profit	Gross margin
CCM Shopping Mall Membership	$-	-	0.09	98.95%
Coal and Aluminum Ingots Supply Chain Financing/Trading	339	3.35%	510	2.58%
Asset management service	4,948	36.31%	1,291	24.29%
Other	108	76.06%	0.5	7.88%
Total	$5,395	22.59%	$1,802	7.19%

Overall gross margin as a percentage of revenue was 22.59% for the year ended 2022, an increase of 15.4% compared to 7.19%   for the same period of last fiscal year, mainly due to more revenues from the asset management service which had a higher gross margin.

Operating Expenses

The following table presents consolidated operating expenses and operating expenses as a percentage of revenue for 2022 and 2021, respectively, (in thousands):

	2022		2021
	Amount	% of revenue	Amount	% of revenue
General and administrative	$14,474	60.61%	$7,678	30.65%
Research and development expenses	2,672	11.19%	698	2.79%
Stock compensation expense	1,280	5.36%	5,488	21.91%
Selling expenses	808	3.38%	366	1.46%
Bad debt provision	26	0.11%	(2)	(0.01)%
Impairment Loss	3,249	13.6%	782	3.12%
Total operating expenses	$22,509	94.26%	$15,010	59.92%

General and administrative expenses increased by $6.8 million, or 88.51%, from $7.7million to $14.47 million for the year ended 2022, compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly due to increased professional service fees for acquisition projects and certain training and consulting fees for the acquired and newly established companies during the year ended December 31, 2022.

Selling expenses increased by $0.44 million to $0.81 million in 2022 as compared to $0.37 million in 2021, the increase in selling expenses was mainly due to increased salary and advertising fees.

Stock compensation expense was $1.28 million during the year ended December 31, 2022, as the Compensation Committee of the Board of Directors (the “Board”) of the Company granted certain shares of common stock of the Company to certain officers and employees in July 2022. Stock compensation expense was decreased 76.68% from $5.49 million in the year ended December 30, 2021 to $1.28 million in same period of 2022, mainly due to our stock price was lower in 2022 than in 2021.

The Company recorded $0.91 million of impairment loss in the year ended December 31, 2022 relating to short term investment which mainly due to Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.87 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. The impairment loss relating to the short term investment is due to that overall economic environment has worsened in China with Covid-19 outbreak and related lockdown in various cities in China in 2022, Ukraine war, inflation, looming recession worldwide. According to the market value, the Company’s balance of the short term investment was $0.91 million on December 31, 2022.

Loss from Operations

Loss from operations increased by $1.57 million to $14.77 million for 2022 from $13.21 million for 2021, mainly due to decrease in revenue.

Noncontrolling Interests

Shaanxi Chunlv Ecological Agriculture Co., Ltd. (“Shaanxi Chunlv”) holds 20.0% interest in Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited, which was dissolved and deregistered on June 27, 2022. Nature Worldwide Resources Ltd. holds 40% interest in DCON DigiPay Limited (“DCON Digipay”). Each of Bin Wu and Lixiong Huang holds 25% and 20% interest in FTFT Capital Investments L.L.C., respectively. Aspenwood Capital Partner Limited holds 5%, Cheung Hiu Tung holds 2.22% and Choi Tsz Leung holds 2.78% of equity interest of NATM. Yaohua Dai holds 20% equity interest of Future Fintech Digital Capital.

Loss per Share

Basic and diluted loss per share from continuing operations were $0.19 and $0.19 in fiscal 2022, as compared to $0.17 and $0.17 in fiscal 2021, respectively. Basic and diluted loss per share attributable to discontinued operations was nil and nil for fiscal year 2022 as compared to basic and diluted income per share $0.04 and $0.04 for fiscal year 2021 respectively.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $26.15 million, a decrease of $24.12 million, from $50.27 million as of December 31, 2021. The decrease in cash, cash equivalents was mainly due the loss in operations and the Company did not issue shares of common stock to raise money for the year ended December 31, 2022 comparing to the same period of 2021.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $46.42 million as of December 31, 2022, an increase of $19.07 million from $65.49 million as of December 31, 2021, mainly due to an increase in current assets.

In 2022, net cash used in our operating activities was $2.69 million compared to net cash used in operating activities of $18.74 million in 2021. The decrease in net cash used by operating activities was primarily due to an increase in accounts payable and notes payable during the year ended December 31, 2022.

In 2022, net cash used in our investing activities was $14.18 million compared to net cash used in operating activities of $11.18 million in 2021 mainly due to payment for loan receivable and repayment for loan receivable.

In 2022, cash provided by financing activities was negative $0.25 million as compared to cash used in financing activities positive $69.27 million in 2021. The decrease in cash provided by financing activities was mainly due to financing from the issuance of shares of common stock.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements.

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

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2022.

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

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to a material weakness in our internal control over financial reporting. We have weakness of controls over i) loans to third parties; ii) identify the related party transaction; iii) assessment for impairment and iv) lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Management assessed our internal control over financial reporting as of December 31, 2022.

The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, our CEO and CFO concluded that our internal control over financial reporting as of December 31, 2022 was ineffective.  We have taken, and will take, certain actions to remediate the material weakness related to our lack of U.S. GAAP and SEC reporting experience. We engaged a consultant with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. We will engage an internal control consultant to improve our internal control procedures on loans to third parties, related party transactions management and assessment for impairment. We are also planning to arrange additional training of internal control for our employees and management on disclosure controls and procedures.

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

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of April 12, 2023, the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Yongke Xue (1)	55	President
Shanchun Huang (2)	57	Chief Executive Officer (“CEO”) and Director
Ming Yi (3)	42	Chief Financial Officer (“CFO”)
Yang Liu (4)	43	Chief Operating Officer (“COO”)
Fuyou Li (5)(6)	69	Independent Director and Chairman of the Board of Directors
Johnson Lau (5)(7)	49	Independent Director
Mingjie Zhao (5)(8)	57	Independent Director
Ying Li (9)	34	Vice President and Director

(1)	On September 2, 2016, Mr. Yongke Xue resigned from his position as the CEO of the Company and Chairman of the Board of the Directors of the Company. Mr. Yongke Xue was appointed CEO on December 24, 2014, and resigned as CEO of the Company on September 2, 2016. On January 5, 2018, Mr. Yongke Xue was reappointed as the Company’s CEO, effective on January 31, 2018. On March 4, 2020. Mr. Yongke Xue resigned from his position as the CEO of the Company. On June 23, 2021, Yongke Xue resigned as a director and the Chairman of the Board. Yongke Xue was appointed as President of the Company on June 23, 2021.

(2)	Shanchun Huang was appointed as CEO on March 4, 2020 and a member of the Board of Directors of the Company on March 4, 2020.

(3)	Ming Yi was appointed as CFO on November 30, 2020.

(4)	Yang Liu was appointed as the COO of the Company on November 16, 2020.

(5)	Member of the audit committee and compensation committee.

(6)	Fuyou Li was appointed a member of the Board of Directors of the Company on May 8, 2015 and as the Chairman of the Board on June 23, 2021.

(7)	Johnson Lau was appointed a member of the Board of Directors of the Company on December 23, 2014.

(8)	Mingjie Zhao was appointed a member of the Board of Directors of the Company on July 15, 2020.

(9)	Ms. Ying Li was appointed as a member of the Board on June 23, 2021.

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

Shanchun Huang, Chief Executive officer and Director of the Board

Mr. Shanchun Huang has served as the Chief Executive Officer of the Company and a member of the Board since March 4, 2020. Since April 2021, Mr. Huang has served as the Chairman of the Board of Directors of Mars Acquisition Corp., a Cayman Islands exempted company incorporated as a blank check company. Mr. Huang served as the president of Wealth Index (Beijing) Fund Management Co., Ltd., which provides private equity fund management service, from March 2011 to March 2020, and as the president of Wealth Index (Beijing) International Investment Consulting Co., Ltd., which provides investment management and consulting services for non-securities related business, from August 2004 to March 2020. From May 2001 to June 2004, Mr. Huang was the vice president of Zhejiang Geely Holding Group Corporation, a global automobile company headquartered in Hangzhou, China. Mr. Huang graduated from Hefei Staff University of Science and Technology in July 1986, majoring in news collection and editing. The Board believes that Mr. Huang’s significant experience in investment and management will be an asset to the Company and the Board.

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

Yang Liu, Chief Operating Officer

On November 16, 2020, the Company appointed Mr. Yang (Sean) Liu as the Chief Operating Officer (“COO”) of the Company.

Since April 2021, Mr. Liu has served as an independent director of Mars Acquisition Corp., a Cayman Islands exempted company incorporated as a blank check company. Mr. Liu served as Chairman and Chief Executive Officer of Color Star Technology Co. Ltd. (Nasdaq: CSCW) from March 2019 to July 2020. Mr. Liu served as President of MagniFinTech from May 2017 to March 2019 and served as Chief Executive Officer of Wave Sync Corporation from July 2017 to August 2018. Mr. Liu served as the Murex Regional Manager at UBS from November 2015 to May 2017. From June 2008 to November 2015, Mr. Liu served as a Senior Consultant, Client Coordinator and Single-point of Contact at Murex North America. Mr. Liu holds a Bachelor of Science degree in Electric Engineering from Tsinghua University in China and two Master’s degrees in Financial Mathematics and Electrical Engineering from New Mexico State University.

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

Mr. Lau is the Chief Financial Officer of Beauty Express Group Holdings Limited (“Beauty Express”), a private company in Hong Kong since April 2021. Mr. Lau is a Certified Public Accountant of the Hong Kong Institute of Certified Public Accountants and CPA Australia. Mr. Lau has over 20 years of experience in the accounting profession. Mr. Lau started his career in Deloitte in Hong Kong and Beijing from 1997 to 2004. Prior to joining Beauty Express in 2021, Mr. Lau worked in various public and private companies in the United States, England and Hong Kong as Director of Finance and CFO for over fifteen years. Mr. Lau was the chief financial officer and was subsequently an executive director of Haike Chemical Group Limited, a company listed on the London Stock Exchange (LSE code: HAIK), from December 2006 to March 2009. Mr. Lau subsequently resigned as chief financial officer and was redesignated as a non-executive director of Haike Chemical Group Limited in March 2009 and retired as a non-executive director in January 2010. From April 2009, Mr. Lau was employed by Auto China International Limited, a company listed on the NASDAQ Capital Market and subsequently quoted on the OTC Markets (OTC: AUTCF) as chief financial officer. He was redesignated as the director of finance in July 2009 and subsequently departed in June 2013. From June 2010 to January 2013, Mr. Lau was an independent director of Lizhan Environmental Corporation. Mr. Lau was the chief financial officer of SGOCO Group, Ltd. (NASDAQ: SGOC) from July 2013 to June 2015. Mr. Lau was the chief financial officer of China Golden Classic Group Limited (HKEX: 8281.HK) from July 2015 to July 2018. Mr. Lau was the chief financial officer of Dafy Holdings Limited (HKEX: 1826.HK) from August 2018 to October 2019. Mr. Lau was the chief financial officer of a Hong Kong incorporated private company from November 2019 to February 2021. He was an independent non-executive director of Winshine Science Company Limited (HKEX: 209.HK) from October 2017 to April 2019. Mr. Lau holds a bachelor’s degree in commerce from Monash University, Australia. The Board believes that Mr. Lau’s extensive knowledge and experience in accounting and his public company experience is important to the Company’s internal controls and financial reporting and its status as a US publicly traded company.

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

Board Diversity Matrix (As of April 12, 2023)
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

Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons, the Company believes that, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended December 31, 2022, except for the following: Mr. Ming Yi, the CFO of the Company, did not file a Form 4 for the grant of stock award for 100,000 shares on July 12, 2022 until August 2, 2022; Mr. Shanchun Huang, the CEO of the Company, did not file a Form 4 for the grant of stock award for 800,000 shares on July 12, 2022 until July 20, 2022; and Mr. Yongke Xue, president of the Company, did not file Form 4 for the grant of stock award for 800,000 shares on July 12, 2022.

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

Committees of the Company’s Board of Directors

The Board held 10 regularly scheduled and special meetings during fiscal year 2022. All of the directors attended (in person or by telephone) all of the Board meetings and any committees of the Board on which they served during the fiscal year. Directors are expected to use their best efforts to be present at the shareholders annual meeting. All of our directors attended the December 16, 2022 shareholders annual meeting by tele-conference or in person.

Audit Committee

On April 25, 2008, the Board formed an audit committee. Messrs. Lau, Li and Zhao currently serve on the audit committee, which is chaired by Mr. Lau. Each member of the audit committee is “independent” as that term is defined in the rules of the SEC and within the meaning of such term as defined under the rules of the NASDAQ Capital Market. The Board has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee. The audit committee held 5 meetings during fiscal year 2022, and all audit committee members attended each of those meetings. Our Board has determined that Mr. Lau is an “audit committee financial expert,” as defined under the applicable SEC rules. The audit committee has a written charter, which is available on the Company’s website at http://www.ftft.com.

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

Compensation Committee

On April 25, 2008, the Board formed a compensation committee. Messrs. Lau, Li and Zhao currently serve on the compensation committee, which is chaired by Mr. Zhao. Each member of the compensation committee is “independent” as that term is defined in the SEC rules and within the meaning of such term as defined under the rules of the NASDAQ Capital Market, a “nonemployee director” for purposes of Section 16 of the Exchange Act. No interlocking relationship exists between the Board or the compensation committee and the Board or compensation committee of any other company, nor has any interlocking relationship existed during the last fiscal year. The compensation committee held 3 meetings during fiscal year 2022. The compensation committee has a written charter, which is available on the Company’s website at http://www.ftft.com/.

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

The Board of Directors of the Company approved and adopted the Future FinTech Group Inc. 2020 Omnibus Equity Plan (the “2020 Equity Plan”) on October 27, 2020, which was approved by the shareholders at the shareholders annual meeting on December 18, 2020. The 2020 Equity Plan has a total of 5,000,000 shares of Common Stock. The Company grant the 1,953,000 shares under 2020 Equity Plan to sixteen officers and employees of the Company on July 12, 2021, including 500,000 shares to Shanchun Huang, Chief Executive Officer of the Company; 300,000 shares to Yongke Xue, President of the Company; 20,000 shares to Ming Yi, Chief Financial Officer of the Company, and 40,000 shares to Yang Liu, Chief Operating Officer of the Company. On July 12, 2022, the Company granted 3,047,000 shares under the 2020 Equity Plan, to six officers and employees of the Company and its subsidiaries, including: 800,000 shares to Shanchun Huang, Chief Executive Officer of the Company, 800,000 shares to Yongke Xue, President of the Company, and 100,000 shares to Ming Yi, Chief Financial Officer of the Company.  As of December 31, 2022, no shares of stock available for award under the 2020 Equity Plan.

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

We entered into an Employment Agreement with our CEO, Mr. Shanchun Huang, on March 7, 2020 with a term of one year, which was renewed until March 7, 2024. Mr. Huang receives compensation in the amount of $1 per year.

On November 16, 2020, the Company entered into an employment agreement with Mr. Yang Liu as COO of the Company and the term of the agreement is for one (1) year, which has been renewed until November 16, 2023. The agreement provides that Mr. Liu receives compensation in the amount of $1 per year.

On December 1, 2020, the Company entered into an employment agreement with Mr. Ming Yi as CFO of the Company and the term of the agreement is for one (1) year, which has been renewed until December 1, 2023. The agreement provides that Mr. Yi receives compensation in the amount of $4,000 per month before tax.

Summary Compensation of Named Executive Officers

Our executive officers do not receive any compensation from the Company for also serving as directors of the Company. The following table sets forth information concerning cash and non-cash compensation paid by the Company to our named executive officers for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue (1)	12/31/2021	$1	-	843,000	-	-	-	-	$843,001
	12/31/2022	$5,352	-	336,000	-	-	-	-	$341,352
Shanchun Huang (2)	12/31/2021	$1	-	1,405,000	-	-	-	-	$1,405,001
	12/31/2022	$1	-	336,000	-	-	-	-	$336,001
Ming Yi (3)	12/31/2021	$48,000	-	56,200					$104,200
	12/31/2022	$48,000	-	42,000	-	-	-	-	$90,000
Kai Xu (4)	12/31/2021	$13,642	-	792,000	-	-	-	-	$805,642
	12/31/2022	$35,682		210,000					$223,642
Yang Liu (5)	12/31/2021	$1	-	112,400	-	-	-	-	$112,401
	12/31/2022	$99,500	-	-	-	-	-	-	$99,500
Zhi Yan(6)	12/31/2022	$26,761							$26,761
Peng Lei(7)	12/31/2022	$53,582		229,740					$283,322

(1)	On March 4, 2020, Mr. Yongke Xue resigned as the CEO of the Company and on June 23, 2021, Mr. Xue was appointed as the president of the Company. The compensation committee of the Board granted him a stock award for 300,000 shares of common stock of the Company under 2020 Equity Plan on July 12, 2021 and a stock award for 800,000 shares of common stock of the Company under 2020 Equity Plan on July 12, 2022.

(2)	On March 4, 2020, Mr. Shanchun Huang was appointed as the CEO of the Company. The compensation committee of the Board granted him a stock award for 500,000 shares of common stock of the Company under 2020 Equity Plan on July 12, 2021 and a stock award for 800,000 shares of common stock of the Company under 2020 Equity Plan on July 12, 2022.

(3)	On November 30, 2020, the Board of the Directors appointed Mr. Ming Yi as the CFO of the Company. The compensation committee of the Board granted him a stock award for 20,000 shares of common stock of the Company under 2020 Equity Plan on July 12, 2021 and a stock award for 100,000 shares of common stock of the Company under 2020 Equity Plan on July 12, 2022.

(4)	On November 16, 2020, the Board of the Directors appointed Mr. Yang Liu as the COO of the Company. The compensation committee of the Board granted him a stock award for 40,000 shares of common stock of the Company under 2020 Omnibus Equity Plan on July 12, 2021.

(5)	On February 28, 2019, the board of directors appointed Mr. Kai Xu as the COO of the Company. Since February 2020, Mr. Xu has no longer served as the COO of the Company and he continues to serve as deputy general manager in a subsidiary of the Company and the vice president of blockchain division of the Company. The compensation committee of the Board granted him a stock award for 500,000 shares of common stock of the Company under 2020 Equity Plan on July 12, 2022.

(6)	On February 9, 2018, the board of directors appointed Mr. Zhi Yan as the Chief Technology Officer (“CTO”) of the Company. Since February 2020, Mr. Yan has no longer served as the CTO of the Company and he continues to serve as the general manager of a subsidiary of the Company. The compensation committee of the Board granted him a stock award for 300,000 shares of common stock of the Company under 2020 Equity Plan on July 12, 2021.

(7)	The compensation committee of the Board granted him a stock award for 547,000 shares of common stock of the Company under 2020 Equity Plan on July 12, 2022.

*	The Company effected a 1 for 5 reverse stock split on February 1, 2023.

Outstanding Equity Awards at December 31, 2022

No outstanding equity awards held by named executive officers as of December 31, 2022.

Compensation of Directors

The following table sets forth information concerning cash and non-cash compensation paid by us to our directors during 2022.

Name	Fees Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue(1)	$—	—	—	—	—	—	$—
Shanchun Huang	$—	—	—	—	—	—	$—
Ying Li (2)	$—	—	—	—	—	—	$—
Fuyou Li (3)	$18,000	—	—	—	—	—	$18,000
Johnson Lau (4)	$25,000	—	—	—	—	—	$25,000
Mingjie Zhao(5)	$25,000	—	—	—	—	—	$25,000

(1)	Yongke Xue resigned as a member and Chairman of the Board on June 23, 2021.

(2)	Ying Li was appointed as a director of the Board on June 23, 2021.

(3)	On May 8, 2015, the Board appointed Mr. Fuyou Li as a member of the Board of Directors and a member of both the audit committee and compensation committee. Before June 30, 2021, Mr. Li was entitled for $8,850 per annum as compensation for his service as director of the Company and a member of the audit committee and compensation committee. On June 23, 2021, the Board appointed Mr. Fuyou Li as the Chairman of the Board and his annual compensation increased to $18,000 after June 30, 2021.

(4)	On December 23, 2014, the Board appointed Johnson Lau as a member of the Board of Directors of the Company and he currently serves as the Chairman of Audit Committee and a member of Compensation Committee of the Board. Mr. Lau is entitled for $25,000 per annum as compensation for his current services as a director of the Company and chair of the audit committee and a member of compensation committee.

(5)	On July 15, 2020, the Board appointed Mr. Mingjie Zhao as a member of the Board and Chairman of the Compensation Committee and a member of Audit Committee of the Board. Mr. Zhao is entitled for $25,000 per annum as compensation for his current services as a director of the Company and chair of the compensation committee and a member of audit committee.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of April 12, 2022, by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and all of our directors and

●	executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 14,645,653 shares of our Common Stock outstanding as of April 12, 2023. On February 1, 2023, the Company effected a 1-for-5 Reverse Stock Split of the Company’s authorized shares and outstanding shares of common stock.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of April 12, 2023 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of April 12, 2023 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders, named executive officers, and directors below is c/o Future FinTech Group, Inc., Americas Tower, 1177 Avenue of The Americas, Suite 5100, New York, NY 10036.

Shares Beneficially Owned

Name of Beneficial Owner	Number	Percent
Directors and Named Executive Officers
Yongke Xue (1)	650,093	4.4%
Shanchun Huang	260,000	1.8%
Ming Yi	24,000	*
Ying Li	-	-
Mingjie Zhao	-	-
Yang Liu	8,000	*
Fuyou Li	-	-
Johnson Lau	-	-
All current directors and name executive officers as a group (8 persons)	942,093	6.4%
5% or Greater Shareholders
Zeyao Xue (2)	2,602,525	17.8%
All 5% or Greater Shareholders	2,602,525	17.8%

*	Less than 1%

(1)	Consists of (i) 293,416 shares owned directly by Golden Dawn International Limited, a British Virgin Islands company, (ii) 36,677 shares owned directly by China Tianren Organic Food Holding. Each of Golden Dawn International Limited and China Tianren Organic Good Holding are indirect subsidiaries of V.X. Fortune Capital Limited, a British Virgin Islands company and Yongke Xue is the sole director of V.X. Fortune Capital Limited and (iii) 320,000 shares owned directly by Yongke Xue.

(2)	Mr. Zeyao Xue, the son of Yongke Xue, holds all of the issued and outstanding capital stock of Fancylight Limited, which is the indirect owner of those shares held by Golden Dawn International Limited and China Tianren Organic Food Holding. As such, Mr. Zeyao Xue shares beneficial ownership of 330,093 of his shares with Mr. Yongke Xue. The address of Zeyao Xue is No.3, Xijuyuan Xiang, Lianhu District, Xi’an City, Shaanxi Province, China.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For details of related party transactions, see Note 21 “Related Party Transaction” to our consolidated financial statements.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years 2022 and 2021. All of the services described in the following fee table were approved in conformity with the audit committee’s pre-approval process.

Audit Fees

	2022	2021
Audit Fees	$280,000	$250,000
Tax Fees	—	—
All Other Fees	—	—
Total	$280,000	$250,000

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by auditors Onestop Assurance PAC (“Onestop Assurance”) for the audit of our annual consolidated financial statements, review of quarterly financial information and audit services that are normally provided by the principal accountant in connection with regulatory filings or engagements.

Onestop Assurance provided professional services for the audit of our fiscal years 2022 and 2021 financial statements and $280,000 and $250,000 was paid to Onestop Assurance for audit of our fiscal years 2022 and 2021 financial statements, respectively.

Tax Fees

The Board audit committee’s policy is to pre-approve all audit services and all non-audit services that our independent accountants are permitted to perform for us under applicable federal securities regulations. The audit committee’s policy utilizes an annual review and general pre-approval of certain categories of specified services that may be provided by the independent accountant, up to pre-determined fee levels. Any proposed services not qualifying as a pre-approved specified service, and pre-approved services exceeding the pre-determined fee levels, require further specific pre-approval by the audit committee. The audit committee has delegated to the Chairman of the audit committee the authority to pre-approve audit and non-audit services proposed to be performed by the independent accountants. Our audit committee was established in April 2008. All the services provided by our auditors in fiscal years 2022 were pre-approved by the audit committee.

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

The Company reported its change in auditors in Current Report on Form 8-K, filed on April 29, 2021.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENTS:

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and

2.	Exhibits

(b) EXHIBITS:

Exhibit Index

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of February 22, 2008 by and among Pacific Industry Holding Group Co., Ltd., “Pacific,” Terrence Leong, SkyPeople Fruit Juice, Inc., the “Registrant,” and the shareholders of Pacific. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on February 28, 2008.
3.1	Second Amended and Restated Articles of Incorporation, dated June 6, 2017. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on June 9, 2017.
3.2	Certificate of Designations, Preferences and Rights of the Registrant’s Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Commission on February 28, 2008.
3.3	Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Commission on February 28, 2008.
3.4	Amended and Restated Bylaws, dated June 6, 2017. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Commission on June 9, 2017.
3.5	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 10, 2016. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016.
3.6	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 14, 2018. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 16, 2018.
3.7	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 18, 2021. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 23, 2021.
3.8	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Registrant filed with Department of State of Florida on January 26, 2023. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on January 31, 2023.
4.1	Form of Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on April 13, 2017.
4.2	Form of Investors Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on December 28, 2020.
4.3	Form of Placement Agent Warrant. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Commission on December 28, 2020.
4.4	Description of Securities of the Registrant registered under Section 12 of the Securities Exchange Act of 1934, as amended.*

Exhibit Number	Description
10.1	Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 14, 2011.
10.2	Indemnification Agreement Between SkyPeople Juice, Inc. and Yongke Xue. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011
10.3	Form of Securities Purchase Agreement, dated April 12, 2017. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 13, 2017.
10.4	Exclusive Operation and Use Rights Authorization Letter by Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., dated July 31, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.5	Exclusive Technology Consulting and Service Agreement by and between Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd. and Chain Cloud Mall E-commerce (Tianjin) Co., Ltd, dated July 31, 2019. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.6	Exclusive Purchase Option Agreement by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. Zeyao Xue and Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.7	Equity Pledge Agreement by and among by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. and Zeyao Xue, dated July 31, 2019. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.8	Equity Pledge Agreement by and among by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. and Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.9	Power of Attorney issued by Zeyao Xue, dated July 31, 2019. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.10	Power of Attorney issued by Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.11	Share Transfer Agreement by and between SkyPeople Foods Holdings Limited, a wholly owned subsidiary of Future FinTech Group Inc. and New Continent International Co., Ltd. dated September 18, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on September 23, 2019.
10.12	Three Party Cooperation Agreement by GlobalKey SharedMall Limited, a wholly owned subsidiary of Future FinTech Group Inc., Fan Zhang and Caixia Wang, dated November 8, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on November 14, 2019.
10.13	Consulting Service Agreement by and between Future FinTech Group Inc. and Dragon Investment Holding Limited (Malta) dated January 25, 202. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 29, 2020
10.14	Employment Agreement between Future FinTech Group Inc. and Shanchun Huang dated March 7, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 10, 2020.
10.15	Employment Agreement, by between Future FinTech Group Inc. and Jing Chen dated May 21, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on May 22, 2020.
10.16	Securities Purchase Agreement by and between Future FinTech Group Inc. and Qun Xie dated June 16, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 18, 2020.
10.17	Share Exchange Agreement by and among Future FinTech Group Inc., Future FinTech (Hong Kong) Limited, Nice Talent Asset Management Limited and Joy Rich Enterprises Limited dated July 13, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 16, 2020.
10.18	Director Agreement by and between Future FinTech Group Inc. and Mingjie Zhao dated July 15, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 17, 2020.
10.19	Employment Agreement by and between Future FinTech Group Inc. and Yang Liu dated November 16, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on November 18, 2020.
10.20	Employment Agreement by and between Future FinTech Group Inc. and Ming Yi dated December 1, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 2, 2020.

Exhibit Number	Description
10.21	Share Exchange Agreement by and among Future FinTech Group Inc., Future FinTech (Hong Kong) Limited, Asiasens Investment Holding Pte. Ltd., and Asen Maneuvre Group Limited, dated December 18, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 18, 2020.
10.22	Form of Securities Purchase Agreement dated December 24, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 28, 2020
10.23	Form of Placement Agent Agreement dated December 24, 2020. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on December 28, 2020.
10.24	Form of Securities Purchase Agreement dated January 11, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 12, 2021.
10.25	Form of Placement Agent Agreement dated January 11, 2021. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on January 12, 2021.
10.26	Form of Securities Purchase Agreement dated February 9, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 10, 2021.
10.27	Form of Placement Agent Agreement dated February 9, 2021. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on February 10, 2021.
10.28	Share Exchange Agreement by and Among Future FinTech Group Inc., Future Supply Chain Co., Ltd., Sichuan Longma Electronic Technology Co. Ltd. and Sichuan Ticode Supply Chain Management Co., Ltd. dated on February 26, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 1, 2021.
10.29	Form of Securities Purchase Agreement dated April 1, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 2, 2021.
10.30	Form of Placement Agent Agreement dated April 1, 2021. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 2, 2021.
10.31	First Amendment to Share Exchange Agreement by and among Future FinTech Group Inc., Future FinTech (Hong Kong) Limited, Nice Talent Asset Management Limited and Joy Rich Enterprises Limited dated April 9, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 12, 2021
10.32	Termination Agreement by and Among Future FinTech Group Inc., Future Supply Chain Co., Ltd., Sichuan Longma Electronic Technology Co. Ltd. and Sichuan Ticode Supply Chain Management Co., Ltd. dated on May 31, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 2, 2021.
10.33	Employment Agreement by and between Future FinTech Group Inc. and Mr. Yongke Xue dated on June 24, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 28, 2021
10.34	Securities Purchase Agreement by and between Future FinTech Group Inc. and certain Purchasers, dated July 26, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 28, 2021.
10.35	Share Purchase Agreement by and between FTFT UK Limited and Rahim Shah dated September 1, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on September 7, 2021.
10.36	Collateral Deed by and between FTFT UK Limited and Rahim Shah dated September 1, 2021. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on September 7, 2021.
10.37	FTFT North American Ohio Cryptocurrency Mining Farm Cooperation Agreement by and between Future FinTech Group Inc. and APC Service Ltd. dated December 13, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 17, 2021.
10.38	Form of Unrestricted Stock Award Agreement by and between Future FinTech Group Inc. and Grantees dated on July 12, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 15, 2022.
10.39	Share Transfer Agreement by and between Future FinTech (Hong Kong) Limited and Alpha Financial Limited dated February 27, 2023. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 1, 2023.
16.1	Letter from B F Borgers CPA PC, dated April 29, 2021. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on April 29, 2021.
21.1	Description of Subsidiaries of the Registrant*
23.1	Consent of Onestop Assurance PAC*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer of Registrant.†
32.2	Section 1350 Certification of Principal Financial Officer of Registrant.†
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

†	Furnished herewith

(c)	Other Financial Statement Schedules - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Future FinTech Group Inc.

April 19, 2023	By:	/s/ Shanchun Huang
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

Signature

Name and Title	Date

/s/ Shanchun Huang
Shanchun Huang	April 19, 2023
Chief Executive Officer (principal executive officer and Director)

/s/ Ming Yi
Ming Yi	April 19, 2023
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Fuyou Li
Fuyou Li	April 19, 2023
Chairman of the Board of Directors and Director

/s/ Mingjie Zhao
Mingjie Zhao, Director	April 19, 2023

/s/ Johnson Lau
Johnson Lau, Director	April 19, 2023

/s/ Ying Li
Ying Li, Director	April 19, 2023

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Future FinTech Group Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Future Fintech Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Future FinTech Group, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

The Company has significant transactions with related parties, which are described in Note 21 to the financial statements. Transactions involving related party cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

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

Legal Proceedings Contingencies

As described in Note 29 to the financial statements, management disclosed legal proceedings that involved the Company’s current subsidiaries, disposed subsidiaries, or the Company’s senior management where liability is not probable or the amount of the liability is not estimable, or both. If management believes there is at least a reasonable probability that a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for such amount to resolve or settle these claims will be recorded in the financial statements.

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

Valuation of Goodwill

As described in Note 9 to the financial statements, goodwill mainly represented an amount of $13.98 million that arose from acquisition of Nice Talent Asset Management Limited and Khyber Money Exchange Ltd.

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. In addition, the discounted cash flow model requires the Company to select an appropriate weighted average cost of capital based on current market conditions as of December 31, 2022. A high degree of auditor judgment and an increased extent of effort were required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts.

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
Singapore
April 19, 2023

FUTURE FINTECH GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,145,588	$50,273,517
Restricted cash	3,589,582	-
Short - term investments	988,073	2,191,294
Accounts receivable, net	7,796,672	9,101,816
Advances to suppliers and other current assets	4,670,264	2,927,699
Loan receivables	19,157,538	6,000,000
Other receivables, net	2,649,536	1,965,159
Amount due from related parties	53,126	261,413
Assets related to discontinued operations	-	157
TOTAL CURRENT ASSETS	$65,050,379	$72,721,055

Property, plant and equipment, net	$4,417,281	$3,163,052
Right of use assets - operation lease	1,055,906	113,163
Intangible assets	518,069	76,140
Goodwill	13,976,084	15,583,675
TOTAL NON-CURRENT ASSETS	$19,967,340	$18,936,030
TOTAL ASSETS	$85,017,719	$91,657,085

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$3,603,577	$79
Notes payable	3,589,582	-
Accrued expenses and other payables	2,214,256	1,298,598
Advances from customers	1,236,241	2,893
Dividend payables	-	63,477
Lease liability - operation lease	294,944	113,163
Amounts due to related parties	244,819	992,702
Deferred liabilities	7,387,697	3,740,260
Short term loans	-	1,019,496
TOTAL CURRENT LIABILITIES	$18,571,116	$7,230,668

NON-CURRENT LIABILITIES
Long term debt	-	188,215
Lease liability - operation lease	760,962	-
Deferred liabilities	$-	$3,384,044
TOTAL NON-CURRENT LIABILITIES	760,962	3,572,259
TOTAL LIABILITIES	$19,332,078	$10,802,927
Commitments and contingencies (Note 29)
STOCKHOLDERS’ EQUITY
Future FinTech Group, Inc, Stockholders’ equity
Common stock, $0.001 par value; 60,000,000 shares authorized; 14,645,653 shares and 14,036,253 shares issued and outstanding as of December 31, 2022 and December 31, 2021 respectively*	$14,646	$14,036
Additional paid-in capital	222,751,657	220,579,277
Statutory reserve	98,357	61,382
Accumulated deficit	(152,276,434)	(138,611,914)
Accumulated other comprehensive loss	(3,623,005)	(597,862)
Total Future FinTech Group, Inc. stockholders’ equity	66,965,221	81,444,919
Non-controlling interests	(1,279,580)	(590,761)
Total stockholders’ equity	65,685,641	80,854,158
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,017,719	$91,657,085

*	all shares and per share data have been retroactively restated to reflect reverse stock split effected on February 1, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended,
	2022	2021
Revenue	$23,881,006	$25,050,801
Cost – third party	17,676,109	23,248,936
Cost – related party	809,451	-
Gross profit	5,395,446	1,801,865

Operating Expenses
General and administrative expenses	14,473,902	7,678,422
Research and development expenses	2,671,748	698,116
Stock-based compensation	1,279,740	5,487,930
Selling expenses	808,358	366,071
Provision (Recovery) of doubtful debts	26,440	(1,823)
Impairment loss	3,248,805	781,733
Total operating expenses	22,508,993	15,010,449

Loss from operations	(17,113,547)	(13,208,584)

Other (expenses) income
Interest income	1,311,354	277,270
Interest expenses	(11,696)	(14,821)
Other income, net	2,014,781	1,202,510
Total other income, net	3,314,439	1,464,959

Loss from Continuing Operations before Income Tax	(13,799,108)	(11,743,625)
Income tax provision	(456,598)	(73,400)
Deferred income tax	(60,504)	-
Loss from Continuing Operations	(14,316,210)	(11,817,025)

Discontinued Operations (Note 27)
Loss on disposal of discontinued operations	(154)	(2,388,900)

Net Loss	$(14,316,364)	$(14,205,925)
Less: Net Loss attributable to non-controlling interests	(688,819)	(610,990)
Net loss attributable to Future Fintech Group Inc.	$(13,627,545)	$(13,594,935)
Other comprehensive income (loss)
Loss from continued operations	$(14,316,210)	$(11,817,025)
Foreign currency translation – continued operations	(3,025,143)	(124,441)
Comprehensive income (loss) - continued operation	(17,341,353)	(11,941,466)
Loss from discontinued operations	$(154)	$(2,388,900)
Foreign currency translation - discontinued operation	-	(75,407)
Comprehensive loss - discontinued operation	(154)	(2,464,307)
Comprehensive Loss	$(17,341,507)	$(14,405,773)
Less: Net loss attributable to non-controlling interests	(688,819)	(610,990)
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	$(16,652,688)	(13,794,783)

Earnings (loss) per share:
Basic loss per share from continued operation	$(0.95)	$(0.86)
Basic loss per share from discontinued operation	-	(0.18)
	$(0.95)	$(1.04)
Diluted Earnings (loss) per share:
Diluted loss per share	$(0.95)	$(0.82)
Diluted loss per share from discontinued operation	-	(0.18)
	$(0.95)	$(1.00)
Weighted average number of shares outstanding
Basic	14,323,422	13,088,090
Diluted	14,533,948	13,645,881

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulative
			Additional			Other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	Deficits	income	interests	Total
Balance at December 31, 2020	10,033,544	$10,034	$133,550,881	-	$(124,384,301)	$(398,014)	$(47,459)	$8,731,141
Issuance of common stocks-cash	3,163,031	3,163	69,427,276	-	-	-	-	69,430,439
Issuance of common stocks-non cash	449,078	449	11,220,330	-	-	-		11,220,779
Share-based payments-omnibus equity plan	390,600	390	5,487,540	-	-	-		5,487,930
Net loss from continued operation	-	-	-	-	(11,206,035)	-	(610,990)	(11,817,025)
Dividend to shareholders	-	-	-	-	(571,296)	-	(63,477)	(634,773)
Share-based payments-service	-	-	893,250	-	-	-	-	893,250
Statutory reserve	-	-	-	61,382	(61,382)	-	-	-
Non-controlling interests on acquisition of subsidiary	-	-	-	-	-	-	131,165	131,165
Disposition of Discontinued operation	-	-	-	-	(2,388,900)	(75,407)	-	(2,464,307)
Foreign currency translation adjustment	-	-	-	-	-	(124,441)	-	(124,441)
Balance at December 31, 2021	14,036,253	$14,036	$220,579,277	61,382	$(138,611,914)	$(597,862)	$(590,761)	$80,854,158
Net loss from continued operation	-	-	-	-	(13,627,391)	-	(688,819)	(14,316,210)
Statutory reserve	-	-	-	36,975	(36,975)	-	-	-
Share-based payments-service	-	-	893,250	-	-	-	-	893,250
Share-based payments-omnibus equity plan	609,400	610	1,279,130	-	-	-	-	1,279,740
Disposition of Discontinued operation	-	-	-	-	(154)	-	-	(154)
Foreign currency translation adjustment	-	-	-	-	-	(3,025,143)	-	(3,025,143)
Balance at December 31, 2022	14,645,653	$14,646	$222,751,657	$98,357	$(152,276,434)	$(3,623,005)	$(1,279,580)	$65,685,641

All shares and per share data have been retroactively restated to reflect reverse stock split effected on February 1, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,316,364)	$(14,205,925)
Net loss from discontinued operation	(154)	(2,388,900)
Net loss from continuing operations	(14,316,210)	(11,817,025)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	185,151	57,563
Amortization	63,552	5,340
Provision (Recovery) of doubtful debts	26,440	(1,823)
Impairment of goodwill	2,214,825	781,733
Impairment of intangible	124,317	-
Impairment of short term investment	909,663	-
Share-based payments	2,172,990	6,381,180
Changes in operating assets and liabilities
Accounts receivable	285,648	(7,693,914)
Other receivables	(1,417,128)	(1,815,109)
Advances to suppliers and other current assets	(1,742,565)	(2,905,416)
Notes payable	3,589,582	-
Accounts payable	3,603,498	3
Accrued expenses	866,882	(954,368)
Advances from customers	1,233,348	(26,069)
Proceeds from amounts due from related parties, net	517,076	438,240
Repayment of amounts due to related parties, net	(966,603)	(1,187,875)
Taxes payable	(41,111)	-
Net cash used in operating activities – continued operations	(2,690,645)	(18,737,540)
Net cash provided by operating activities – discontinued operations	-	1,363,946
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(589,033)	(3,167,126)
Additions to loan receivables	(20,078,917)	(6,000,000)
Repayment of loan receivable	6,880,000	-
Payment for available-for-sale securities	-	(2,191,294)
Acquisition of a subsidiary, net of cash	166,676	275,623
Disposal of a subsidiary, net of cash	-	(59,255)
Purchase of intangible assets	(570,351)	(38,935)
Net cash used in investing activities from continued operations	(14,191,625)	(11,180,987)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of issuance costs	-	69,430,439
Proceeds from loan payable	-	1,007,517
Repayment of loans	(188,215)	-
Payment of dividends to the non-controlling interest	(63,477)	-
Repayment of convertible note payables	-	(1,163,146)
Net cash (used in) provided by financing activities	(251,692)	69,274,810

Effect of change in exchange rate	(3,404,385)	127,976

NET (DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	(20,538,347)	40,848,205
Cash and cash equivalents, beginning of year	50,273,517	9,425,312
Cash and restricted cash at end of year	29,735,170	50,273,517

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Issuance of common stocks (Note 26)	$-	$11,220,779
Deferred liabilities (Note 19)	-	7,124,304
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	714,126	3,687
Interest paid	11,696	14,821

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2022 AND 2021

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

On October 1, 2022, FTFT UK Limited, a wholly owned subsidiary of the Company acquired 100% equity interest of Khyber Money Exchange Ltd., a company incorporated for $0.95 million. It has a global remittance platform. The Company has changed its name from Khyber Money Exchange Ltd., to FTFT finance UK Limited  on October 11, 2022.

The Company’s business and operations are principally conducted by its subsidiaries and its blockchain based e-commerce platform business is conducted through its Variable Interest Entity (“VIE”) - Cloud Chain E-Commerce (Tianjin) Co., Ltd., formerly known as Chain Cloud Mall E-Commerce (Tianjin) Co., Ltd. (“E-Commerce Tianjin”) in the PRC.

On February 1, 2023, the Company has authorized and approved a 1-for-5 reverse stock split of the Company’s authorized shares of common stock from 300,000,000 shares to 60,000,000 shares.

The reverse stock split would be reflected in December 31, 2022 and December 31, 2021 statements of changes in stockholders’ equity, and in per share data for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation and principle of consolidation

These consolidated financial statements (“financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America, or US GAAP.

The Company’s functional currency of subsidiaries and VIE in China is the Chinese Renminbi (RMB). Other subsidiaries outside of China use U.S. Dollar (USD), Hong Kong Dollar (HKD), Great Britain Pound (“GBP”), AED (United Arab Emirates Dirham) and Guarani (PYG) as the functional currency; however, the accompanying consolidated financial statements have been translated and presented in USD.

According to US GAAP Accounting Standard Codification (“ASC”) 810-10-15-8, for legal entities other than limited partnerships, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree.

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

Segment Information Reclassification

The Company classified business segment into CCM Shopping Mall Membership, asset management service, coal and aluminum ingots supply chain financing service and trading, and others.

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

The Company incurred operating loss of $14.32 million and generated negative operating cash flows of $2.69  million for year ended December 31, 2022 and may continue to incur operating losses and generate negative operating cash flows as the Company implements its future business plan. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has raised funds through issuance of common stock.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its new business strategy and eventually attain profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Research and development

Research and development expenses include salaries, contracted services, as well as the related expenses for our research and product development team, and expenditures relating to our efforts to develop, design, and enhance our service to our clients. The Company expenses research and development costs as they are incurred.

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

Our cash and cash equivalents and restricted cash and short-term investments are classified within level 1 of the fair value hierarchy because they are value using quoted market price.

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

For the year ended December 31, 2022:

	Income	Share	Pre-share amount

Loss from continued operations attributable to Future Fintech Group, Inc.	$(13,627,391)	14,323,422	$(0.95)
Loss from discontinued operations attributable to Future Fintech Group, Inc.	$(154)	14,323,422	$-

Basic EPS:
Loss to common stockholders from continued operations	$(13,627,391)	14,323,422	$(0.95)
Loss available to common stockholders from discontinued operations	$(154)	14,323,422	$-

Dilutive EPS:

Warrants	-	210,526	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continued operations attributable to Future Fintech Group, Inc.	$(13,627,391)	14,533,948	$(0.95)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinued operations	$(154)	14,533,948	$-

For the year ended December 31, 2021:

	Income	Share	Pre-share amount

Loss from continued operations attributable to Future Fintech Group, Inc.	$(11,206,035)	13,088,090	$(0.86)
Loss from discontinued operations attributable to Future Fintech Group, Inc.	$(2,388,900)	13,088,090	$(0.18)

Basic EPS:
Loss to common stockholders from continuing operations	$(11,206,035)	13,088,090	$(0.86)
Loss available to common stockholders from discontinued operations	$(2,388,900)	13,088,090	$(0.18)

Dilutive EPS:

Warrants	-	557,791	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continued operations attributable to Future Fintech Group, Inc.	$(11,206,035)	136,458,81	$(0.82)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinued operations	$(2,388,900)	136,458,81	$(0.18)

Cash, cash equivalents and restricted cash

Cash and cash equivalents included cash on hand and demand deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal and use and with an original maturity of three months or less.

Deposits in banks in the PRC are only insured by the government up to RMB500,000, in the HK are only insured by the government up to HKD500,000, in the United Kingdom are only insured by the government up to GBP18,000, in the United States of America are only insured by the Federal Deposit Insurance Corporation up to USD250,000, and are consequently exposed to risk of loss.

The Company believes the probability of a bank failure, causing loss to the Company, is remote.

Cash that is restricted as to withdrawal for use or pledged as security is reported separately on the face of the consolidated balance sheets, and is not included in the total cash and cash equivalents in the consolidated statements of cash flows.

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

The Company has assessed its receivable including credit term and corresponding all its receivables in December 2022. Upon such credit terms, bad debt expense was $26,440 and $(1,823) during the years ended December 31, 2022 and 2021, respectively. There is no accounts receivable balance overdue for over 90 days as of December 31, 2022 and December 31, 2021.

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

Sales of coals and aluminum ingots agent

For the sale of third-party products where the Company obtains control of the product before transferring it to the customer, the Company recognizes revenue based on the gross amount billed to customers. The Company considers multiple factors when determining whether it obtains control of third-party products, including evaluating if it can establish the price of the product, retains inventory risk for tangible products or has the responsibility for ensuring acceptability of the product. The company recognize net revenue from sale of coals and aluminum ingots when no control obtained throughout the transactions.

Asset Management Service

The Company recognizes service revenue when a service is rendered, the Company issues bills to its customers and recognizes revenue according to the bills.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and any impairment losses. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are expensed as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of operations and comprehensive income.

Depreciation related to property, plant and equipment used in production is reported in cost of sales, and includes amortized amounts related to capital leases. We estimated that the residual value of the Company’s property and equipment ranges from 3% to 5%. Property, plant and equipment are depreciated over their estimated useful lives as follows:

Building	30 years
Machinery and equipment	5-10 years
Furniture and office equipment	3-5 years
Motor vehicles	5 years

Intangible Assets

Acquired intangible assets are recognized based on their cost to the Company, which generally includes the transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the Company’s book. These assets are amortized over their useful lives if the assets are deemed to have a finite life and they are reviewed for impairment by testing for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The fair value of an intangible asset is the amount that would be determined if the entity used the assumptions that market participants would use if they were pricing the intangible asset. The useful life of the Company’s intangible assets is five - ten years, which is determined by using the time period that an intangible is estimated to contribute directly or indirectly to a Company’s future cash flows.

Foreign Currency and Other Comprehensive Income (Loss)

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency; however, the reporting currency of the Company is the USD. Assets and liabilities of the Company’s foreign subsidiaries have been translated into USD using the exchange rate at the balance sheet dates, while equity accounts are translated using historical exchange rate. The exchange rate we used to convert RMB to USD was 6.96:1 and 6.38:1 at the balance sheet dates of December 31, 2022 and December 31, 2021, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert RMB to USD were 6.73:1 and 6.45:1 for fiscal year 2022 and fiscal year 2021, respectively.

The exchange rate we used to convert HKD to USD was 7.80:1 and 7.80:1 at the balance sheet dates of December 31, 2022 and December 31, 2021. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert HKD to USD were 7.83:1 and 7.77:1 for fiscal year 2022 and fiscal year 2021.

The exchange rate we used to convert GBP to USD was 0.83:1 and 0.74:1 at the balance sheet dates of December 31, 2022 and December 31, 2021. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert GBP to USD were 0.81:1 and 0.73:1 for fiscal year 2022 and fiscal year 2021.

The exchange rate we used to convert AED to USD was 3.67:1 and 3.67:1 at the balance sheet dates of December 31, 2022 and December 31, 2021. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert AED to USD were 3.67:1 and 3.67:1 for fiscal year 2022 and fiscal year 2021.

The exchange rate we used to convert PYG to USD was 7,322.90:1 at the balance sheet dates of December 31, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rate we used to convert PYG to USD was 6,976.87:1 for fiscal year 2022.

Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Government subsidies

Government subsidies primarily consist of financial subsidies received from provincial and local governments for operating a business in their jurisdictions and compliance with specific policies promoted by the local governments. For certain government subsidies, there are no defined rules and regulations to govern the criteria necessary for companies to receive such benefits, and the amount of financial subsidy is determined at the discretion of the relevant government authorities. The government subsidies of operating nature with no further conditions to be met are recorded of operating expenses in “Other income” in the consolidated statements when received.

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

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. In addition, the discounted cash flow model requires the Company to select an appropriate weighted average cost of capital based on current market conditions as of December 31, 2022 and December 31, 2021. A high degree of auditor judgment and an increased extent of effort were required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts. Based upon the assessment, the Company has concluded that goodwill is $13.98 million and $15.58 million as of December 31, 2022 and December 31, 2021.

Short-term investments

Short-term investments consist primarily of investments in fixed deposits with original maturities between three months and one year and certain investments in wealth management products and other investments that the Company has the intention to redeem within one year. Fair valued or carried at amortized costs. As of December 31, 2022 and December 31, 2021, the short-term investments amounted to $0.99 million and $2.19 million, respectively. Due to fluctuations of the quoted shares included in its investment portfolios, the Company recognized an impairment to the investment portfolio of $0.91 million.

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

3. VARIABLE INTEREST ENTITY

The carrying amount of the VIE’s consolidated assets and liabilities are as follows:

	December 31,	December 31,
	2022	2021

Cash and cash equivalents	$12,684	$10,662
Other receivables	768	27,832
Other current assets	14,371	18,889
Total current assets	27,823	8,227
Intangible assets	88,302	36,230
Property and equipment, net	98	470
Total assets	116,223	83,421
Total liabilities	(248,964)	(270,413)
Net assets	$(132,741)	$(186,992)

	December 31,	December 31,
	2022	2021
Current liabilities:
Accounts payable	$18,657	$79
Accrued expenses and other payables	6,455	1,112
Advances from customers	2,648	2,893
Amount Due to Related Party	221,204	266,329
Total current liabilities	248,964	270,413
Total liabilities	$248,964	$270,413

The summarized operating results of the VIE’s are as follows:

	December 31,	December 31,
	2022	2021

Revenue	$2,188	$6,659
Gross profit	$2,188	$603
Net loss	$(276,766)	$(88,001)

4. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

	December 31,	December 31,
	2022	2021

Coal and Aluminum Ingots Supply Chain Financing/Trading	$6,624,654	$7,938,152
Asset management service	1,145,518	1,163,664
Others	26,500	-
Total accounts receivable, net	$7,796,672	$9,101,816

The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	December 31,	December 31,
	2022	2021

Debtor A	$46.08%	$87.22%
Debtor B	15.65%	10.60%
Debtor C	14.26%	1.14%
Total accounts receivable, net	$75.99%	$98.96%

5. OTHER RECEIVABLES

As of December 31, 2022, the balance of other receivables was $2.65 million.

On October 1, 2022, FTFT UK Limited, a wholly owned subsidiary of the Company acquired 100% equity interest of Khyber Money Exchange Ltd., a company incorporated for £786,887. Buyer deposited £400,000 for cash balance expected to be left in the bank account of Khyber upon the closing (subject to refund to the Buyer upon the actual amount $0.24 million in Khyber’s account at closing) to Buyer’s solicitors to be held by Buyer’s solicitors in their client account upon the final closing of the acquisition. As of January 9, 2023, the Company has received refund $0.24 million.

As of April 22, 2022, FTFT Super Computing Inc. entered into a “Electricity Sales and Purchase Agreement” with a third party. FTFT Super Computing Inc. provided an initial amount of Adequate Assurance to Seller in the form of a cash deposit in the amount of $1.00 million and receivables from resale of electricity $0.24 million.

In addition, other receivables included total $1.17 million deposit paid and prepayments.

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

6. LOAN RECEIVABLES

As of December 31, 2022, the balance of loan receivables was $19.16 million, which was from a third party.

On September 8, 2021, FUCE Future Supply Chain (Xi’an) Co., Ltd., a wholly owned subsidiary of the Company, entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FUCE Future Supply Chain (Xi’an) Co., Ltd. loaned an amount of $0.22 million (RMB1.5 million) to the third party at the annual interest rate of 5.25% from September 8, 2021 to September 6, 2023.

On March 10, 2022, Future FinTech (Hong Kong) Limited (“FTFT HK”), a wholly owned subsidiary of the Company, entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of $5.00 million to the third party at the annual interest rate of 10% from March 10, 2022 to September 9, 2023. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $5.00 million.

On May 31, 2022, FTFT HK entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of $6.36 million to the third party at the annual interest rate of 10% from May 31, 2022 to May 30,2023. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $4.10 million.

On December 26, 2022, FTFT HK entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of $0.40 million to the third party at the annual interest rate of 10% from December 26, 2022 to March 26, 2023. As of April 17, 2023, the Company has received repayment $0.40 million.

On July 14, 2022, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $7.18 million (RMB50 million) to the third party at the annual interest rate of 8% from July 15, 2022 to July 14, 2023, guarantee by Junde Chen. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $5.20 million (RMB35 million). The amount of $1.9 million (RMB15 million) will be repaid within 3 months.

7. SHORT - TERM INVESTMENTS

As of December 31, 2022, the balance of short - term investments was $0.99 million. On September 6, 2021, Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.87 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. According to the market value, the Company’s balance of the short - term investments was $0.99 million on December 31, 2022. Due to fluctuations of the quoted shares included in its investment portfolios, the Company recognized an impairment to the investment portfolio of $0.91 million.

8. OTHER CURRENT ASSETS

The amount of other current assets consisted of the followings:

	December 31,	December 31,
	2022	2021

Prepayments for Coal and Aluminum Ingots Supply Chain Financing/Trading	$3,766,643	$2,243,295
Prepaid expenses	72,544	439,404
Others	831,077	245,000
Total	$4,670,264	$2,927,699

9. GOODWILL

As of December 31, 2022, the balance of goodwill mainly represented an amount of $13.98 million that arose from acquisition of Nice Talent Asset Management Limited (“Nice Talent”) in 2021 and Khyber Money Exchange Ltd., in 2022.

On August 6, 2021, the Company through its wholly owned subsidiary Future FinTech (Hong Kong) Limited., completed its acquisition of 90% of the issued and outstanding shares of Nice Talent from Joy Rich Enterprises Limited for HK$144,000,000 (the “Purchase Price”) which shall be paid in the shares of common stock of the Company (the “Company Shares”). 60% of the Purchase Price ($11.22 million) was  paid in 2,244,156 pre reverse stock split shares of common stock of the Company on August 4, 2021. 40% of the Purchase Price ($7.39 million) in 20% each installment shall be paid in shares of common stock of the Company upon the completion of the audited reports for Nice Talent for each of the years ended on December 31, 2022 and 2021, respectively.

On October 1, 2022, FTFT UK Limited, a wholly owned subsidiary of the Company acquired 100% equity interest of Khyber Money Exchange Ltd., a company incorporated for £786,887 ($0.95 million).

The Company recorded $2.21 million of impairment loss in fiscal year 2022 related with goodwill mainly arose from acquisition of Nice Talent Asset Management Limited and FTFT Finance UK Limited (formerly known as Khyber Money Exchange Ltd.). Goodwill impairment test a s of December 31, 2022 using compare the carrying amount of the reporting unit (including goodwill) with its fair value. If the carrying amount exceeds the fair value, compare the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss should be recognized.

10. ACQUISITION

Nice Talent

On August 6, 2021 (“Acquisition Date”), the Company through its wholly owned subsidiary Future FinTech (Hong Kong) Limited., completed its acquisition of 90% of the issued and outstanding shares of Nice Talent from Joy Rich Enterprises Limited for HK$144,000,000 (the “Purchase Price”) which shall be paid in the shares of common stock of the Company (the “Company Shares”). 60% of the Purchase Price ($11.22 million) was paid in shares of common stock of the Company on August 4, 2021. 40% of the Purchase Price ($7.12 million) in 20% each installment shall be paid in shares of common stock of the Company upon the completion of the audited reports for Nice Talent for each of the years ended on December 31, 2022 and 2021, respectively.

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

As required by ASC 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any - Noncontrolling Interest, management conducted a review to reassess whether they identified all the assets acquired and all the liabilities assumed, and followed ASC 805-20’s measurement procedures for recognition of the fair value of net assets acquired.

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

Khyber Money Exchange Ltd.

On October 1, 2022, FTFT UK Limited, a wholly owned subsidiary of the Company acquired 100% equity interest of Khyber Money Exchange Ltd., a company incorporated for £786,887 ($0.95 million). The Company has changed its name from Khyber Money Exchange Ltd., to FTFT Finance UK Limited on October 11, 2022.

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Other receivables	$242,087
Property, plant and equipment, net	584
Accrued expenses and other payables	(89,888)
Net identifiable assets acquired	$152,783
Add: goodwill	628,938
Total purchase price for acquisition net of $166,676 of cash	$781,721

The Company has included the operating results of FTFT Finance UK Limited in its consolidated financial statements since the Acquisition Date. Nil in net sales and US$20,440 in net loss of FTFT Finance UK Limited were included in the consolidated financial statements for the years ended December 31, 2022. Had the acquisition been completed from beginning of the current year, the revenue and the net loss of the Company would have been US$24.03 million and US$14.32 million.

11. LEASES

The Company’s noncancelable operating leases consist of leases for office spaces and computer processing center. The Company is the lessee under the terms of the operating leases. For the year ended December 31, 2022, the operating lease cost was $1.06 million.

The Company’s operating leases have remaining lease terms of approximately one year or less. As of December 31, 2022, the weighted average remaining lease term and weighted average discount rate were 4.25 years and 4.75%, respectively.

Maturities of lease liabilities were as follows:

Operating
As of December 31, 2022	Lease
From January 1, 2023 to December 31, 2023	$377,611
From January 1, 2024 to December 31, 2024	319,741
From January 1, 2025 to December 31, 2025	204,000
From January 1, 2026 to December 31, 2026	204,000
From January 1, 2027 to March 31, 2027	51,000
Total	$1,156,352
Less: amounts representing interest	$100,446
Present Value of future minimum lease payments	1,055,906
Less: Current obligations	294,944
Long term obligations	$760,962

The Company leases office space and equipment under various short-term operating leases. As permitted by ASC 842, the Company has elected the practical expedient for short-term leases, whereby lease assets and lease liabilities are not recognized on the balance sheet. Short term leases cost was $0.39 million for the year ended December 31, 2022.

12. PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31,	December 31,
	2022	2021

Office equipment, fixtures and furniture	$491,022	$173,551
Vehicle	798,955	595,569
Building	37,785	37,779
Subtotal	1,327,762	806,899
Less: accumulated depreciation and amortization	(277,094)	(99,323)
Construction in progress	3,372,301	2,461,690
Impairment	(5,688)	(6,214)
Total	$4,417,281	$3,163,052

Depreciation expense included in general and administration expenses for the years ended December 31, 2022 and 2021 was $185,151 and $57,563 respectively. Depreciation expense included in cost of sales for the year ended December 31, 2022 and 2021 was $0 and $0 respectively.

13. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,	December 31,
	2022	2021

Trademarks	$862	$941
System and software	2,578,647	2,126,791
Subtotal	2,579,509	2,127,732
Less: accumulated depreciation and amortization	(199,151)	(148,533)
Less: impairment	(1,862,289)	(1,903,059)
Total	518,069	76,140

Amortization expense included in general and administration expenses for the years ended December 31, 2022 and 2021 was $63,552 and $5,340, respectively. Amortization expense included in cost of sales for the years ended December 31, 2022 and 2021 was $0 and $0, respectively.

The estimated amortization is as follows:

As of December 31,	Estimated amortization expense
From January 1, 2023 to December 31, 2023	$57,035
From January 1, 2024 to December 31, 2024	57,035
From January 1, 2025 to December 31, 2025	57,035
From January 1, 2026 to December 31, 2026	57,035
From January 1, 2027 to December 31, 2027	57,035
Thereafter	232,894
Total	$518,069

14. NOTE PAYABLE

Note payable consist of the following:

	Issue date	Principal amount US$	Mature date	Effective interest rate
FUCE Future Supply Chain (Xi’an) Co., Ltd.	August 10, 2022	$1,435,834	August 10, 2023	0.05%
FUCE Future Supply Chain (Xi’an) Co., Ltd.	August 12, 2022	717,916	August 12, 2023	0.05%
FUCE Future Supply Chain (Xi’an) Co., Ltd.	July 28, 2022	717,916	July 28, 2023	0.05%
FUCE Future Supply Chain (Xi’an) Co., Ltd.	December 19, 2022	717,916	December 19, 2023	0.05%
Total		$3,589,582

At maturity, the Notes are payable at their principal amount thereon. There occurring with respect to any of the Company’s indebtedness, an event of default resulting in accelerated maturity or a failure to pay principal, interest or premium when due, the overdue interest shall be charged at 0.05% per day, without the need to notify the applicant and sign another loan contract. As of December 31, 2022, there was no such event of default.

15. LONG TERM DEBT

As of December 31, 2022, long term debt were nil.

As of December 31, 2021, loan payables were $0.19 million, which consisted of the loan payable of $0.19 million to Shaanxi Entai Bio-Technology Co., Ltd.

The loan from Shaanxi Entai Bio-Technology Co., Ltd of $0.19 million was interest free and has no assets pledged for this loan from August 1, 2019 to August 1, 2024. On September 5, 2022, the Company pay off to Shaanxi Entai Bio-Technology Co., Ltd.

16. ACCOUNT PAYABLES

The amount of account payables were consisted of the followings:

	December 31,	December 31,
	2022	2021

Coal and Aluminum Ingots Supply Chain Financing/Trading payment	$3,584,920	$-
Others	18,657	79
Total	$3,603,577	$79

17. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables were consisted of the followings:

	December 31,	December 31,
	2022	2021

Legal fee and other professionals	$533,048	$280,647
Wages and employee reimbursement	763,983	272,093
Suppliers	708,287	155,043
Accruals	208,938	590,815
Total	$2,214,256	$1,298,598

18. CONVERTIBLE NOTES PAYABLE

As of December 31, 2022 and 2021, convertible debt consisted of the following:

	December 31,	December 31,
	2022	2021

Beginning	$-	$1,163,146
Addition	-	-
Payment	-	(1,163,146)
Conversion	-	-
Balance	$-	$-

19. DEFERRED LIABILITIES

As of December 31, 2022, the balance of deferred liabilities mainly represented an amount of $7.39 million that arose from the payment for the remaining 40% of the Purchase Price of the acquisition of Nice Talent Asset Management Limited (“Nice Talent”). 40% of the Purchase Price in 20% each installment shall be paid in shares of common stock of the Company upon the completion of the audited reports for Nice Talent for the years ended on December 31, 2022 and 2021.

20. DIVIDEND PAYABLES

As of December 31, 2022, the balance of dividend payables was nil.

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

21. RELATED PARTY TRANSACTION

As of December 31, 2022, the amount due to the related parties was consisted of the followings:

Name	Amount	Relationship	Note
Reits (Beijing) Technology Co., Ltd	$14,538	Zhi Yan is the legal representative of this company	Acquisition of intangibles upon the full completion of the online platform pursuant to an agreement originally entered between parties before Zhi Yan was the general manager of our subsidiary.
Zhi Yan	230,281	General Manager of a subsidiary of the Company	Other payables, interest free and payment on demand.
Total	$244,819

As of December 31, 2022, the amount due from the related parties was consisted of the followings:

Name	Amount	Relationship	Note
Kai Xu	$16	Deputy General Manager of a subsidiary of the Company	Loan receivables*, interest free and payment on demand.
Ming Yi	12,135	Chief Financial Officer of the Company	Loan receivables*, interest free and payment on demand.
Jing Chen	971	Vice president of the Company	Loan receivables*, interest free and payment on demand.
Ola Johannes Lind	2,168	Chief Executive Officer of the FTFT Capital Investments L.L.C. and Chief Strategy Officer of the Company	Loan receivables*, interest free and payment on demand.
Wong Tai Kue	37,836	NTAM’s Director	Advance to pay for directors* Amount is interest free and payment on demand.
Total	$53,126

During 2022, the Company had the following transactions with related parties:

Name	Amount	Relationship	Note
NDC	$559,786	A company owned by the minority shareholder of NTAM	Cost of revenue- Asset management service
JKNDC Limited	249,666	A company owned by the minority shareholder of NTAM	Cost of revenue- Asset management service
Alpha Yield Limited	164,779	A director of the Company is a shareholder of this company	Consultancy fee
Nice Talent Partner Limited	357,564	A company owned by the minority shareholder of NTAM	Consultancy fee
NDC	81	A company owned by the minority shareholder of NTAM	Consultancy fee
Ningbo Tielin Supply Chain Management Co., Ltd	17,800	General Manager of Fuce Future Supply Chain (Xi'an) Co., Ltd. is a shareholder of Ningbo Tielin	Revenue - Sales of Coals

During fiscal year 2022, the Company extended advances amounting to $160,539 to six key management personnel, and a total of $171,863 had been either repaid or classified as business expenses.

During fiscal year 2022, five key management personnel advanced a total of $132,770 to the Company, and the Company repaid $29,830 to them.

As of December 31, 2021, the amounts due to the related parties were consisted of the followings:

Name	Amount	Relationship	Note
Zhi Yan	$286,045	General Manager of a subsidiary of the Company	Loan payables, interest free and payment on demand.
Jing Chen	37,604	Vice president of the Company	Accrued expenses, interest free and payment on demand.
Shaanxi Fu Chen Venture Capital Management Co. Ltd. (“Shaanxi Fu Chen”)	72,046	Two outside shareholders of the Company are shareholders of Shaanxi Fu Chen	Other payables, interest free and payment on demand.
Future Supply Chain Co., Ltd.	280,571	Shaanxi Fu Chen holds 100% interest of this company	Other payables, interest free and payment on demand.
Reits (Beijing) Technology Co., Ltd	15,881	Zhi Yan is the legal representative of this company	Acquisition of intangibles upon the full completion of the online platform pursuant to an agreement originally entered between parties before Zhi Yan became a related party.
			The amount is interest free and payment on demand.
Shaanxi Chunlv Ecological Agriculture Co. Ltd.	257,876	Shaanxi Fu Chen holds 80% interest of this company	Other payables, interest free and payment on demand.
Ming Yi	8,942	Chief Financial Officer of the Company	Accrued expenses, interest free and payment on demand.
Ola Johannes Lind	4,933	Chief Executive Officer of a subsidiary of the Company and Chief Strategy Officer of the Company	Other payables, interest free and payment on demand.
Kai Xu	25,509	Deputy General Manager of a subsidiary of the Company	Accrued expenses, interest free and payment on demand.
Shaanxi Fuju Mining Co., Ltd	3,295	Shaanxi Fu Chen holds 80% interest of this company	Other payables, interest free and payment on demand.
Total	$992,702

As of December 31, 2021, the amounts due from the related parties were consisted of the followings:

Name	Amount	Relationship	Note
Shaanxi Fu Chen Venture Capital Management Co. Ltd. (“Shaanxi Fu Chen”)	$235,268	Two outside shareholders of the Company are shareholders of Shaanxi Fu Chen	Loan receivables*, interest rate 5.25% and payment on demand.
Bin Wu	26,145	A minority shareholder of a subsidiary of the Company	Advance to pay for the incorporation costs of the establishment of the subsidiary in Dubai* Amount is interest free and payment on demand.
Total	$261,413

During 2021, the Company had the following transactions with related parties:

Name	Amount	Relationship	Note
Loan to
Shaanxi Fu Chen Venture Capital Management Co. Ltd. (“Shaanxi Fu Chen”)	$235,268	Two outside shareholders of the Company are shareholders of Shaanxi Fu Chen	Interest rate 5.25% and payment on demand.
Loan from
Shanchun Huang	300,359	Chief Executive Officer of the company; Director of the Board	Interest free and payment on demand.
Zhi, Yan	240,758	Chief Technology Officer of the company	Interest free and payment on demand.

Shaanxi Fu Chen repaid loan interest of $3,379 during 2021.

During fiscal year 2021, the Company repaid loans to two key management personnel, which included a loan from the previous year amounting to $442,195 and a loan from the current year amounting to $300,359.

During fiscal year 2021, the Company extended advances amounting to $391,250 to ten key management personnel, and a total of $675,637 had been either repaid or classified as business expenses.

During fiscal year 2021, ten key management personnel advanced a total of $489,885 to the Company.

*	The related party transactions have been approved by the Company’s Audit Committee.

22. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. The applicable tax rate is 21% in 2022 and 2021. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the years ended December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, the Company had current income tax expenses of $456,598 and $73,400, respectively.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the year ended December 31, 2022, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE.

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

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules imposed a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign-invested enterprises in the PRC, unless they qualify under certain limited exceptions. The tax rate for pre-tax profits below RMB 1 million to RMB 3 million is 5%; the tax rate for pre-tax profits between RMB1 million to RMB 3 million is 10%. E-Commerce Tianjin, Future Supply (Chengdu) Co., Ltd. and Future Big Data (Chengdu) Co., Ltd. were subject to an enterprise income tax rate of 2.5% and 10% in 2021, the applicable tax rate is 25% in 2022. Other subsidiaries and VIE were subject to an enterprise income tax rate of 25%.

Each of Future Fin-Tech (Hong Kong) Limited, QR (HK) Limited and Nice Talent Asset Management Limited is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate below HKD2 million is 8.5%, exceeding HKD2 million is 16.5% in Hong Kong.

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

FTFT Capital Investments L.L.C is incorporated in Dubai, United Arab Emirates. The applicable tax rate is nil in Dubai, United Arab Emirates.

Digipay Fintech Limited is incorporated in British Virgin Island. The applicable tax rate is nil in British Virgin Island.

FTFT Paraguay S.A. is incorporated in Republic of Paraguay. The applicable tax rate is 10%.

Significant components of the provision for income taxes are as follows:

	2022	2021

Current tax	$456,598	$73,400
Deferred tax - book-tax difference	60,504	-
The provision for income taxes	$517,102	$73,400

Reconciliation of the differences between the statutory EIT rate applicable to profits of the consolidated entities and the income tax expenses of the Company:

	2022	2021

Loss before taxation	$(13,799,108)	$(11,743,625)
Notional tax on profit before CIT and Hong Kong
Computed expected tax expense	(3,449,777)	(413,908)
Others, primarily the difference in tax rates	1,418,125	499,543
Deferred tax assets losses not recognized	2,488,250	(12,235)
Total	$456,598	$73,400

23. IMPAIRMENT LOSS

The Company recorded $3.25 million of impairment loss in the year ended 2022 relating to the short - term investments $0.91 million, impairment of goodwill $2.21 million and impairment of intangible assets $0.13 million.

The Company has intangible assets for certain acquired trade names and trademarks which are determined to have indefinite useful lives. The Company test indefinite-lived intangible assets for impairment annually the same measurement date as goodwill, the first day of our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Based on annual analysis, impairment of intangible assets $0.13 million.

Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.83 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. The Company may still suffer significant impairment loss or downward adjustments of our investments in the future, due to the potential worsening global economic conditions and the recent disruptions to, and volatility in,  the continuing low market price of shares caused the Company to recognize a fair-value loss in 2022. According to the market value, the Company’s balance of the short - term investments was $0.99   million on December 31, 2022.

Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. The Company evaluate goodwill for impairment annually as of the first day of our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on the impairment analysis performed in the fourth quarter. The Company recorded $2.21 million of impairment loss in fiscal year 2022 related with goodwill mainly arose from acquisition of Nice Talent Asset Management Limited and FTFT Finance UK Limited (formerly known as Khyber Money Exchange Ltd.). Goodwill impairment test as of December 31, 2022 using compare the carrying amount of the reporting unit (including goodwill) with its fair value. If the carrying amount exceeds the fair value, compare the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss should be recognized.

24. OTHER INCOME (EXPENSES), NET

The amount of other income (expenses) were consisted of the followings:

	2022	2021

Gain on waiver of long term payables	$-	$462,673
Government subsidies	842,287	775,013
Exchange gains	835,361	-
Other expenses (income)	337,133	(35,176)
Total other income, net	$2,014,781	$1,202,510

25. SHARE BASED COMPENSATION

On February 1, 2023, the Company has authorized and approved a 1-for-5 reverse stock split of the Company’s authorized shares of common stock from 300,000,000 shares to 60,000,000 shares.

Consulting Service Agreement

On January 25, 2020, the Company entered into a Consulting Service Agreement (the “Agreement”) with Dragon Investment Holding Limited (Malta) (the “Consultant”), a company incorporated in Malta, pursuant to which Consultant will: (i) help the Company to locate new merger projects globally, develop new merger strategy and provide the Company with at least five (5) merger and acquisition targets that have synergy with the Company’s business and development plans and could clearly contribute to the Company’s strategic goals each year; (ii) help the Company to map out new growth strategies in addition to its current business; (iii) work with the Company to explore new lines of business and associated growth strategies; and (iv) conduct market research and evaluating variable projects and providing feasibility studies per Company’s request from time to time. The term of the Agreement is three years. In consideration of the services to be provided by the Consultant to the Company, the Company agrees to pay the Consultant a three-year consulting fee totaling $3.0 million. The Company shall issue a total of 3,750,000 restricted shares of the Company Common Stock (the “Consultant Shares”) at a price of $0.794 per share (the closing price of the Agreement date), as the payment for the above mentioned consultant fee to the Consultant. On February 23, 2020, the Company issued the Consultant Shares pursuant to the Agreement, of which 1,500,000 shares were released to the Consultant immediately, 1,125,000 and 1,125,000 shares, respectively, will be held by the Company and released to the Consultant on January 25, 2021 and January 25, 2022 if this Agreement has not been terminated and there has been no breach of the Agreement by the Consultant at such time. If the second and/or third release of the shares mentioned above does not occur, such shares shall be returned to the Company as treasury shares. The shares contemplated in the Agreement were issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. For the year ended December 31, 2020, the Company recorded stock related compensation of $1.19 million, based on the stock closing price of $0.794 on the Agreement date, for the 1,500,000 shares which were released to the Consultant immediately upon issuance. On January 25, 2021, the Company recorded stock related compensation of $0.89 million, based on the stock closing price of $0.794 on the date of the Agreement, for the 1,125,000 shares which were released to the Consultant on January 25, 2021. On January 25, 2022, the Company released the final 1,125,000 shares to the Consultant and the Company has recognized stock related compensation of $0.89 million for the 1,125,000 shares. The share numbers in this Note 25 are pre-reverse stock split effected on February 1, 2023.

Statutory reserve

During the years ended December 31, 2022 and 2021, the Company collectively attributed $36,975 and $61,382 of retained earnings for their statutory reserves, respectively.

Restricted net assets

PRC laws and regulations permit payments of dividends by the Company’s subsidiaries incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiaries incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless the reserve has reached 50% of their respective registered capital. Furthermore, registered share capital and capital reserve accounts are also restricted from distribution. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiaries incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends. The restriction amounted to $31,474,600 (RMB211,700,556) as of December 31, 2022. Except for the above or disclosed elsewhere, there is no other restriction on the use of proceeds generated by the Company’s subsidiaries to satisfy any obligations of the Company.

Payments-omnibus equity plan

On July 12, 2022 (the “Grant Date”), the Compensation Committee of the Board of Directors (the “Board”) of the Company granted 3,047,000 shares of common stock of the Company, par value $0.001 (the “Shares”), pursuant to the Company’s 2020 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries (the “Grantees”), including: 800,000 shares to Shanchun Huang, Chief Executive Officer of the Company; 800,000 shares to Yongke Xue, President of the Company; 100,000 shares to Ming Yi, Chief Financial Officer of the Company, 547,000 shares to Peng Lei, general manager of a subsidiary of the Company, 300,000 shares to Pang Dong, general manager of a subsidiary the Company, and 500,000 shares to Kai Xu, Deputy General Manager of a subsidiary of the Company and vice president of blockchain division of the Company (collectively, the “Grants”). The Grants vested immediately on the Grant Date and each of the Grantees also entered into an Unrestricted Stock Award Agreement with the Company on July 12, 2022. As the closing price of the Company stock was $0.42 on July 12, 2022, the Company recorded an expense of $1.28 million in the third quarter of fiscal year 2022. As of the date of this report, the Shares have been issued to the Grantees. The share numbers in this Note 25 are pre-reverse stock split effected on February 1, 2023.

26. COMMON STOCK

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

The share numbers in this Note 26 are pre-reverse stock split effected on February 1, 2023.

27. DISCONTINUED OPERATIONS

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

On June 27, 2022, Chain Cloud Mall Logistics Center (Shanxi) Co., Ltd. was dissolved and deregistered.

Loss from discontinued operations for fiscal years 2022 and 2021 was as follows:

	December 31,	December 31,
	2022	2021
REVENUES	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES:
General and administrative	-	-
Selling expenses	-	-
Bad debt expenses	-	-
Total	-	-

OTHER INCOME (EXPENSE)
Interest income	-	-
Interest expense	-	-
Other income (expenses)	-	-
Total	-	-
Loss from discontinued operations before income tax	-	-
Income tax provision
Loss from discontinued operation before noncontrolling interest	$-	-
Loss on disposal of discontinued operations	(154)	(2,388,900)
Less: Net loss attributable to non-controlling interests	-	-
LOSS FROM DISCONTINUED OPERATION	$(154)	$(2,388,900)

The major components of assets and liabilities related to discontinued operations are summarized below:

	December 31, 2022	December 31, 2021
Amount due from related parties	$-	$157
Total assets related to discontinued operations	$-	$157

Total liabilities related to discontinued operations	$-	$-

28. SEGMENT REPORTING

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

For fiscal year 2022:

	Coals and aluminum ingots supply chain financing/trading	Asset management service	Others	Total
Reportable segment revenue	$10,107,996	$13,630,508	$142,502	$23,881,006
Inter-segment loss	-	-	-	-
Revenue-third party	10,107,996	13,630,508	142,502	23,881,006
Segment gross profit	$338,970	$4,948,314	$108,162	$5,395,446

For fiscal year 2021:

	CCM Shopping Mall Membership	Coals and aluminum ingots supply chain financing/trading	Asset management service	Others	Total
Reportable segment revenue	$85	$34,034,662	$5,315,708	6,573	$39,357,028
Inter-segment loss	-	14,306,227	-	-	14,306,227
Revenue from external customers	$85	19,728,435	5,315,708	6,573	25,050,801
Segment gross profit	$85	$509,873	$1,291,390	517	$1,801,865

Loss from Continuing Operations before Income Tax:

	For the Years Ended,
	2022	2021
Coals and aluminum ingots supply chain financing/trading	(494,229)	(451,125)
Asset management service	2,431,254	1,157,184
Others	1,337,694	88,604
Corporate and Unallocated	15,919,835	12,750,827
Total operating expenses and other expense (income)	19,194,554	13,545,490
Loss from Continuing Operations before Income Tax	(13,799,108)	(11,743,625)

Segment assets:

	December 31,
	2022	2021
Coals and aluminum ingots supply chain financing/trading	26,487,090	20,900,211
Asset management service	3,387,506	2,007,040
Others	14,090,091	75,194
Corporate and Unallocated	41,053,032	68,674,640
Total assets	85,017,719	91,657,085

Assets subject to attribution to business segments largely include property, plant and equipment, receivable and right of use assets. All other items are reflected in Corporate and Unallocated.

29. COMMITMENTS AND CONTINGENCIES

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

30. RISKS AND UNCERTAINTIES

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

Customer concentration risk

For the year ended December 31, 2022, two customers accounted for 52.86% and 12.29% of the Company’s total revenues. For the year ended December 31, 2021, three customers accounted for 59.15%, 19.74% and 17.22% of the Company’s total revenues.

Vendor concentration risk

For the year ended December 31, 2022, two vendors accounted for 18.85% and 15.87% of the Company’s total purchases. For the year ended December 31, 2021, three vendors accounted for 40.76%, 23.17% and 18.55% of the Company’s total purchases.

31. SUBSEQUENT EVENTS

On January 26, 2023, Future FinTech Group Inc. (the “Company”) filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment, the Company has authorized and approved a 1-for-5 reverse stock split   of the Company’s authorized shares of common stock from 300,000,000 shares to 60,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The common stock will continue to be $0.001 par value. The Company rounds up to the next full share of the Company’s shares of common stock any fractional shares that result from the Reverse Stock Split and no fractional shares will be issued in connection with the Reverse Stock Split and no cash or other consideration will be paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. No changes are being made to the number of preferred shares of the Company which remain as 10,000,000 preferred shares as authorized but not issued. The amendment to the Articles of Incorporation of the Company takes effect at 1:00am Eastern Time on February 1, 2023.

On February 27, 2023, Future FinTech (Hong Kong) Limited (“Buyer”), a company incorporated in Hong Kong and a wholly owned subsidiary of Future FinTech Group Inc. (the “Company”) entered into a Share Transfer Agreement (the “Agreement”) with Alpha Financial Limited, a company incorporated in Hong Kong (“Seller”) and sole owner and shareholder of Alpha International Securities (Hong Kong) Limited, a company incorporated in Hong Kong (“Alpha HK”) and Alpha Information Service (Shenzhen) Co., Ltd., a company incorporated in China (“Alpha SZ”). Pursuant to Agreement, the Buyer agreed to acquire all issued and outstanding shares of Alpha HK and Alpha SZ (the “Alpha Shares”) from the Seller in cash for a total of HK$15,659,949 (approximately $2,007,686). Pursuant to the terms of the Agreement, the parties agreed: (i) the purchase price of all issued and outstanding shares of Alpha HK (the “HK Shares”) shall be HK$ 14,010,421 (approximately $1,796,208 and the “HK Purchase Price”); (ii) the purchase price of all issued and outstanding shares of Alpha SZ (the “SZ Shares”) shall be HK$1,649,528 (approximately $211,478, the “SZ Purchase Price”, together with HK Purchase Price as the “Total Purchase Price”); (iii) 50% of the Total Purchase Price shall be paid to the Seller within 5 working days after the formal signing of the Agreement; (iv) the remaining 50% shall be paid within 5 working days after Buyer receives the approval notice from Hong Kong Securities and Futures Commission (“HKSFC”) for the transfer of HK Shares prior to December 31, 2023 (or such later date as the parties may mutually agree in writing); (v) if the HKSFC fails to give such approval within 365 days of this Agreement, Seller shall refund the amount paid by the Buyer under this Agreement within 3 working days after the earlier of receiving the notice of failure or the expiration of 365 days unless Buyer and Seller mutually have agreed to extend such deadline; and (vi) if the failure to obtain the approval from HKSFC is attributable to a material breach of the Agreement by the Buyer or fraud or willful malfeasance on the part of the Buyer, the amount of the Total Purchase Price theretofore paid will not be refunded.

Ms. Ying Li, a director of the Board of Directors and vice president of the Company is a minority shareholder of the parent company of Alpha International Financial Holdings Limited (“Alpha International”), which is the sole shareholder of the Seller. Ms. Li has served as a director of Alpha International since February 5, 2020, and as a director of Alpha HK since September 9, 2020.