Form 10-Q
period 2023-03-31
Future FinTech Group Inc.
filed 2023-05-22
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Class	Outstanding at May 22, 2023
Common Stock, $0.001 par value per share	14,645,653

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
		(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,161,676	$26,145,588
Restricted cash	3,638,110	3,589,582
Short - term investment	1,176,910	988,073
Accounts receivable, net	4,342,556	7,796,672
Advances to suppliers and other current assets	15,225,822	4,670,264
Loan receivables	19,039,220	19,157,538
Other receivables, net	5,508,219	2,649,536
Amount due from related party	100,022	53,126
TOTAL CURRENT ASSETS	$65,192,535	$65,050,379

Property, plant and equipment, net	$4,408,927	$4,417,281
Right of use assets - operation lease	977,303	1,055,906
Intangible assets	503,810	518,069
Goodwill	13,976,084	13,976,084
TOTAL NON-CURRENT ASSETS	19,866,124	19,967,340
TOTAL ASSETS	$85,058,659	$85,017,719

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$1,633,250	$3,603,577
Notes payable	3,638,110	3,589,582
Accrued expenses and other payables	1,554,463	2,214,256
Advances from customers	5,606,663	1,236,241
Lease liability - operation lease	299,920	294,944
Amounts due to related parties	238,069	244,819
Deferred liabilities	7,387,697	7,387,697
TOTAL CURRENT LIABILITIES	$20,358,172	$18,571,116

NON-CURRENT LIABILITIES
Lease liability - operation lease	677,383	760,962
TOTAL NON-CURRENT LIABILITIES	677,383	760,962
TOTAL LIABILITIES	$21,035,555	$19,332,078
Commitments and contingencies (Note 23)
STOCKHOLDER’S EQUITY

Future FinTech Group, Inc, Stockholders’ equity
Common stock, $0.001 par value; 60,000,000 shares authorized; 14,645,653 shares and 14,645,653 shares issued and outstanding as of March 31, 2023 and December 31, 2022 respectively	$14,646	$14,646
Additional paid-in capital	222,751,657	222,751,657
Statutory reserve	98,357	98,357
Accumulated deficits	(154,452,898)	(152,276,434)
Accumulated other comprehensive loss	(3,038,065)	(3,623,005)
Total Future FinTech Group, Inc. stockholders’ equity	65,373,697	66,965,221
Non-controlling interests	(1,350,593)	(1,279,580)
TOTAL STOCKHOLDERS’ EQUITY	64,023,104	65,685,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	85,058,659	85,017,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$3,393,965	$3,466,365
Cost of revenues - third party	1,824,370	1,678,388
Cost of revenues-related party	361,958	-
Gross profit	1,207,637	1,787,977

Operating Expenses
General and administrative expenses	3,478,400	3,410,410
Research and development expenses	208,723	433,055
Selling expenses	132,439	370,469
Provision of doubtful debts	16,826	2,002
Impairment Loss	-	248,512
Total operating expenses	3,836,388	4,464,448

Loss from operations	(2,628,751)	(2,676,471)

Other (expenses) income
Interest income	455,457	173,230
Interest expenses	(2,842)	(3,076)
Other expenses, net	(45,667)	(4,101)
Total other income, net	406,948	166,053

Loss before Income Tax	(2,221,803)	(2,510,418)
Income tax provision	(25,674)	(187,953)

Net loss	$(2,247,477)	$(2,698,371)
Less: Net Loss attributable to non-controlling interests	(71,013)	(175,209)
Net loss attributable to Future Fintech Group, Inc.	$(2,176,464)	$(2,523,162)

Other comprehensive income (loss)
Net loss	$(2,247,477)	$(2,698,371)
Unrealized gains on available-for-sale securities	180,851	-
Foreign currency translation	404,089	(182,617)
Comprehensive loss	(1,662,537)	(2,880,988)
Less: Net loss attributable to non-controlling interests	(71,013)	(175,209)
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	$(1,591,524)	(2,705,779)

Loss per share:
Basic loss per share	$(0.15)	$(0.19)
Diluted loss per share:
Diluted loss per share	$(0.15)	$(0.18)
Weighted average number of shares outstanding
Basic	14,645,653	13,088,090
Diluted	14,856,179	13,645,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

Future Fintech Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months ended March 31, 2022

						Accumulative
			Additional			Other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	Deficits	income	interests	Total
Balance at December 31, 2021	14,036,253	$14,036	$220,579,277	61,382	$(138,611,914)	$(597,862)	$(590,761)	$80,854,158
Net loss	-	-	-	-	(2,523,162)	-	(175,209)	(2,698,371)
Share-based payments-service	-	-	893,250	-	-	-	-	893,250
Foreign currency translation adjustment		-	-	-	-	(182,617)	-	(182,617)
Balance at March 31, 2022	14,036,253	$14,036	$221,472,527	61,382	$(141,135,076)	$(780,479)	$(765,970)	$78,866,420

Three Months ended March 31, 2023

						Accumulative
			Additional			Other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	Deficits	income	interests	Total
Balance at December 31, 2022	14,645,653	$14,646	$222,751,657	98,357	$(152,276,434)	$(3,623,005)	$(1,279,580)	$65,685,641
Net loss	-	-	-	-	(2,176,464)	-	(71,013)	(2,247,477)
Unrealized gains on available-for-sale securities	-	-	-	-	-	180,851	-	180,851
Foreign currency translation adjustment	-	-	-	-	-	404,089	-	404,089
Balance at March 31, 2023	14,645,653	$14,646	$222,751,657	98,357	$(154,452,898)	$(3,038,065)	$(1,350,593)	$64,023,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,247,477)	$(2,698,371)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	73,614	45,208
Amortization	14,259	11,768
Provision of doubtful debts	16,826	2,002
Share-based payments	-	893,250
Impairment of short - term investment	-	248,512
Changes in operating assets and liabilities
Accounts receivable	3,454,116	1,284,130
Other receivable	(2,875,509)	(437,335)
Advances to suppliers and other current assets	(10,555,558)	563,832
Accounts payable	(1,970,327)	-
Accrued expenses	(659,794)	(404,870)
Proceeds from amounts due from related parties, net	46,860	165,492
Repayment of amounts due to related parties, net	(104,156)	(312,270)
Advances from customers	4,370,422	13
Net Cash Used in Operating Activities – Continued Operations	(10,436,724)	(638,639)
Net Cash Used in Operating Activities – Discontinued Operations	-	(1)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(68,970)	(17,902)
Payment for loan receivable	-	(5,000,000)
Repayment for loan receivable	224,970	6,000,000
Purchase of intangible assets	-	(570,351)
Net Cash Provided by Investing Activities from Continued Operations	156,000	411,747

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	-	3,621,827
Payment of dividends to the non-controlling interest	-	(63,477)
Net cash provided by financing activities	-	3,558,350

Effect of change in exchange rate	345,340	32,969

NET INCREASE IN CASH AND RESTRICTED CASH	(9,935,384)	3,364,426
Cash and Restricted Cash at Beginning of Year	29,735,170	50,273,517
Cash and Restricted Cash at End of Year	$19,799,786	$53,637,943

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Cash paid for income taxes	$63,162	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CORPORATE INFORMATION

Future FinTech Group Inc. (the “Company”) is a holding company incorporated under the laws of the State of Florida. The main business of the Company includes an online shopping platform, Chain Cloud Mall, which is based on blockchain technology; supply chain financing services and trading, asset management and money transfer services. The Company has also expanded into cryptocurrency mining and cryptocurrency market data and information service business. Prior to 2019, the Company engaged in the production and sales of fruit juice concentrates, fruit juice beverages and other fruit-related products in the People’s Republic of China (“PRC”, or “China”), and overseas markets. Due to the drastically increased production cost and tightened environmental law in China, the Company has transformed its business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology, supply chain financing services and trading and asset management and money transfer services.

In March 2022, FTFT UK Limited received approval to operate as an Electronic Money Directive (“EMD”) Agent and has been registered as such with the Financial Conduct Authority (FCA), a UK regulator. This status grants FTFT UK Limited the ability to distribute or redeem e-money and provide certain financial services on behalf of an e-money institution (registration number 903050).

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

On February 27, 2023, Future FinTech (Hong Kong) Limited (“Buyer”), a company incorporated in Hong Kong and a wholly owned subsidiary of Future FinTech Group Inc. (the “Company”) entered into a Share Transfer Agreement (the “Agreement”) with Alpha Financial Limited, a company incorporated in Hong Kong (“Seller”) and sole owner and shareholder of Alpha International Securities (Hong Kong) Limited, a company incorporated in Hong Kong (“Alpha HK”) and Alpha Information Service (Shenzhen) Co., Ltd., a company incorporated in China (“Alpha SZ”). Alpha HK holds Type 1 ‘Securities Trading’, Type 2 ‘Futures Contract Trading’ and Type 4 ‘Securities Consulting’ financial licenses issued by the Hong Kong Securities and Futures Commission. Alpha SZ provides technical support services to Alpha HK. The share transfer transaction is still subject to the approval of the Securities and Futures Commission of Hong Kong (“SFC”) and has not been closed yet.

The Company’s business and operations are principally conducted by its subsidiaries in the PRC and Hong Kong.

On January 26, 2023, the Company filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment, the Company has authorized and approved a 1-for-5 reverse stock split of the Company’s authorized shares of common stock from 300,000,000 shares to 60,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The common stock will continue to be $0.001 par value. The Company rounds up to the next full share of the Company’s shares of common stock any fractional shares that result from the Reverse Stock Split and no fractional shares is issued in connection with the Reverse Stock Split and no cash or other consideration is paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. No changes are being made to the number of preferred shares of the Company which remain as 10,000,000 preferred shares as authorized but not issued. The amendment to the Articles of Incorporation of the Company took effect at 1:00am Eastern Time on February 1, 2023. The Reverse Stock Split and Amendment were authorized and approved by the Board of Directors of the Company without shareholders’ approval, pursuant to 607.10025 of the Florida Business Corporation Act of the State of Florida.

The reverse stock split would be reflected in our March 31, 2023 and December 31, 2022 statements of changes in stockholders’ equity, and in per share data for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2023 and the results of operations and cash flows for the periods ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2023. The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date.

Our contractual arrangements with the VIE and their respective shareholders allow us to (i) exercise effective control over the VIE, (ii) receive substantially all of the economic benefits of the VIE, and (iii) have an exclusive option to purchase all or part of the equity interests in the VIE when and to the extent permitted by PRC law.

As a result of our direct ownership in our wholly owned subsidiary and the contractual arrangements with the VIE, we are regarded as the primary beneficiary of the VIE, and we treat it and its subsidiaries as our consolidated affiliated entities under U.S. GAAP. We have consolidated the financial results of the VIE in our condensed consolidated financial statements in accordance with U.S. GAAP

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2022 as included in our Annual Report on Form 10-K.

Discontinued Operations

On June 27, 2022, Chain Cloud Mall Logistics Center (Shanxi) Co., Ltd. was dissolved and deregistered.

Based on the disposal plan and in accordance with ASC 205-20, the Company presented the operating results from these operations as a discontinued operation.

Segment Information Reclassification

The Company classified business segment into CCM Shopping Mall Membership, asset management service, coal, aluminum, sand and steel ingots supply chain financing service and trading, and others.

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

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. The Company’s operating losses amounted $2.25 million, and it had negative operating cash flows amounted $10.44 million as of March 31, 2023. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has raised funds through issuance of convertible notes and common stock.

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

As of March 31, 2023:

	Income	Share	Pre-share amount

Net loss attributable to Future Fintech Group, Inc.	$(2,176,464)	14,645,653	$(0.15)

Basic EPS:
Loss available to common stockholders	$(2,176,464)	14,645,653	$(0.15)

Dilutive EPS:

Warrants	-	210,526	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive	$(2,176,464)	14,856,179	$(0.15)

As of March 31, 2022:

	Income	Share	Pre-share amount

Net loss attributable to Future Fintech Group, Inc.	$(2,523,162)	13,088,090	$(0.19)

Basic EPS:
Loss available to common stockholders	$(2,523,162)	13,088,090	$(0.19)

Dilutive EPS:

Warrants	-	557,791	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive	$(2,523,162)	13,645,881	$(0.18)

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

Allowances for doubtful accounts are maintained for expected credit losses resulting from the Company's customers' inability to make required payments. The allowances are based on the Company's regular assessment of various factors, including the credit-worthiness and financial condition of specific customers, historical experience with bad debts and customer deductions, receivables aging, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company's ability to collect from customers. The Company maintains an allowance for credit losses in accordance with ASC Topic 326, Credit Losses (“ASC 326”) and records the allowance for credit losses as an offset to accounts receivable and contract assets, and the estimated credit losses charged to the allowance is classified as “Bad debt expense” in the consolidated statements of comprehensive income. We determine whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary.

Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivable or otherwise evaluate other circumstances that indicate that we should abandon such efforts.

The Company has assessed its accounts receivable including credit term and corresponding all its accounts receivables as of March 31, 2023. Bad debt expense was $16,826 and $2,002 during the three months ended March 31, 2023 and 2022, respectively. Accounts receivables of $1.14 million and nil have been outstanding for over 90 days as of March 31, 2023 and December 31, 2022, respectively.

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

Revenue recognitions are as follows:

Sales of coals, aluminum ingots, sand and steel

The Company recognize revenue when the receipt of merchandise is confirmed by the customers, which is the point that the title of the goods is transferred to the customer.  Revenue was nil during the three months ended March 31, 2023 and 2022, respectively.

Sales of coals and aluminum ingots as agent

For the sale of third-party products where the Company obtains control of the product before transferring it to the customer, the Company recognizes revenue based on the gross amount billed to customers. The Company considers multiple factors when determining whether it obtains control of third-party products, including evaluating if it can establish the price of the product, retains inventory risk for tangible products or has the responsibility for ensuring acceptability of the product. The Company recognizes net revenue from sale of coals and aluminum ingots when no control obtained throughout the transactions.  Revenue was $0.11 million and nil during the three months ended March 31, 2023 and 2022, respectively.

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

Depreciation related to property, plant and equipment used in production is reported in cost of sales, and includes amortized amounts related to capital leases. We estimated that the residual value of the Company’s property and equipment ranges from 3% to 5%. Property, plant and equipment are depreciated over their estimated useful lives as follows:

Machinery and equipment	5-10 years
Building	30 years
Furniture and office equipment	3-5 years
Motor vehicles	5 years

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

The exchange rate we used to convert RMB to USD was 6.87:1 and 6.96:1 at the balance sheet dates of March 31, 2023 and December 31, 2022, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert RMB to USD were 6.67:1 and 6.35:1 for three months ended March 31, 2023 and 2022, respectively.

The exchange rate we used to convert HKD to USD was 7.85:1 and 7.80:1 at the balance sheet dates of March 31, 2023 and December 31, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert HKD to USD were 7.84:1 and 7.81:1 for three months ended March 31, 2023 and 2022, respectively.

The exchange rate we used to convert GBP to USD was 0.81:1 and 0.83:1 at the balance sheet dates of March 31, 2023 and December 31, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert GBP to USD were 0.82:1 and 0.75:1 for three months ended March 31, 2023 and 2022, respectively.

The exchange rate we used to convert AED to USD was 3.67:1 and 3.67:1 at the balance sheet dates of March 31, 2023 and December 31, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert AED to USD were 3.67:1 and 3.67:1 for three months ended March 31 2023 and 2022, respectively.

The exchange rate we used to convert PYG to USD was 7166.48:1 and 7322.90:1 at the balance sheet dates of March 31, 2023 and December 31, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rate we used to convert PYG to USD was 7275.55:1 for three months ended March 31 2023.

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

Short-term investments

Short-term investments consist primarily of investments in fixed deposits with original maturities between three months and one year and certain investments in wealth management products and other investments that the Company has the intention to redeem within one year. Fair valued or carried at amortized costs. As of March 31, 2023 and December 31, 2022, the short-term investments amounted to $1.18 million and $0.99 million, respectively. Due to fluctuations of the quoted shares included in its investment portfolios, the Company unrealized holding gains on available-for-sale securities of $0.18 million on March 31, 2023 and recognized an impairment to the investment portfolio of $0.91 million on December 31, 2022.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) “Financial Instruments - Credit Losses” (“ASC 326”): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2019, the FASB issued ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” (“ASC 2019-10”), which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for public entities which meet the definition of a smaller reporting company. The Company adopt ASU 2016-13 effective January 1, 2023. Management adopted of ASU 2016-13 on the consolidated financial statements. The effect will largely depend on the composition and credit quality of our investment portfolio and the economic conditions at the time of adoption.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update require disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about (1) the types of transactions, (2) the accounting for the transactions, and (3) the effect of the transactions on an entity’s financial statements. The amendments are effective for all entities within their scope, which excludes not-for-profit entities and employee benefit plans, for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendment is permitted. The Company adopted ASU No. 2021-10 effective on January 1, 2022. The adoption of this standard did not have a material impact on the Company consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying consolidated financial statements.

3. VARIABLE INTEREST ENTITY

The carrying amount of the VIE’s consolidated assets and liabilities are as follows:

	March 31,	December 31,
	2023	2022

Cash and cash equivalents	$4,493	$12,684
Other receivables	1,506	768
Other current assets	7,318	14,371
Total current assets	13,317	27,823
Property and equipment, net	87	98
Intangible assets	-	88,302
Total assets	13,404	116,223
Total liabilities	(251,283)	(248,964)
Net assets	$(237,879)	$(132,741)

	March 31,	December 31,
	2023	2022
Current liabilities:
Accounts payable	$18,909	$18,657
Accrued expenses and other payables	5,495	6,455
Advances from customers	2,684	2,648
Amount due to related party	224,195	221,204
Total current liabilities	251,283	248,964
Total liabilities	$251,283	$248,964

The summarized operating results of the VIE’s are as follows:

	March 31,	March 31,
	2023	2022

Revenue	$10,888	$-
Gross profit	$4,840	$-
Net (loss) income	$17,197	$(43,713)

4. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

	March 31,	December 31,
	2023	2022

Supply Chain Financing/Trading	$3,155,142	$6,624,654
Asset management service	1,154,743	1,145,518
Others	$32,671	$26,500
Total accounts receivable, net	$4,342,556	$7,796,672

The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	March 31,	December 31,
	2023	2022

Debtor A	25.13%	46.08%
Debtor B	24.51%	15.65%
Debtor C	20.61	14.26%
Total accounts receivable, net	70.26%	75.99%

5. OTHER RECEIVABLES

As of March 31, 2023, the balance of other receivables was $5.51 million.

As of April 22, 2022 and January 31, 2023, FTFT Super Computing Inc. entered into a “Electricity Sales and Purchase Agreement” with a third-party seller. FTFT Super Computing Inc. provided an initial amount of Adequate Assurance to the seller in the form of a cash deposit in the amount of $1.86 million and has receivables from resale of electricity $0.18 million.

On February 3, 2023, Future Fintech Group Inc. entered into a “Consulting Agreement” with a third party for its professional service of potential acquisition projects. Future Fintech Group Inc. provided initial amount of cash deposit to the third party in the amount of $2.40 million. On May 18, 2023, the parties terminated the agreement and the Company has received repayment of $2.40 million.

In addition, other receivables included total $1.07 million deposit paid and prepayments to third party.

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

As of April 22, 2022, FTFT Super Computing Inc. entered into a “Electricity Sales and Purchase Agreement” with a third-party seller. FTFT Super Computing Inc. provided an initial amount of Adequate Assurance to the seller in the form of a cash deposit in the amount of $1.00 million and has receivables from resale of electricity $0.24 million.

In addition, other receivables included total $1.17 million deposit paid and prepayments to third party.

6. LOAN RECEIVABLES

As of March 31, 2023, the balance of loan receivables was $19.04 million, which was from a third party.

On March 10, 2022, Future FinTech (Hong Kong) Limited (“FTFT HK”), a wholly owned subsidiary of the Company, entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of $5.00 million to the third party at the annual interest rate of 10% from March 10, 2022 to September 9, 2023. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $2.16 million.

On May 31, 2022, FTFT HK entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of $6.36 million to the same third party at the annual interest rate of 10% from May 31, 2022 to May 30,2023. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $6.36 million.

On December 26, 2022, FTFT HK entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of $0.40 million to the same third party at the annual interest rate of 10% from December 26, 2022 to March 26, 2023. As of April 17, 2023, the Company has received repayment $0.40 million.

On July 14, 2022, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $7.28 million (RMB50 million) to the third party at the annual interest rate of 8% from July 15, 2022 to July 14, 2023, guarantee by Junde Chen. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $5.09 million (RMB35 million). The amount of $2.18 million (RMB15 million) will be repaid within 3 months.

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

On March 10, 2022, Future FinTech (Hong Kong) Limited (“FTFT HK”), a wholly owned subsidiary of the Company, entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of $5.00 million to the third party at the annual interest rate of 10% from March 10, 2022 to September 9, 2023. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $2.16 million.

On May 31, 2022, FTFT HK entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of $6.36 million to the same third party at the annual interest rate of 10% from May 31, 2022 to May 30,2023. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $6.36 million.

On December 26, 2022, FTFT HK entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of $0.40 million to the same third party at the annual interest rate of 10% from December 26, 2022 to March 26, 2023. As of April 17, 2023, the Company has received repayment $0.40 million.

On July 14, 2022, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $7.28 million (RMB50 million) to the third party at the annual interest rate of 8% from July 15, 2022 to July 14, 2023, guarantee by Junde Chen. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $5.09 million (RMB35 million). The amount of $2.18 million (RMB15 million) will be repaid within 3 months.

7. SHORT - TERM INVESTMENT

As of March 31, 2023, the balance of short - term investments were $1.18 million. On September 6, 2021, Future Private Equity Fund Management (Hainan) Co., Ltd. invested RMB13,000,000 ($1.89 million) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. According to the market value, the Company’s balance of the short - term investment was $1.18 million on March 31, 2023. Due to fluctuations of the quoted shares included in its investment portfolios, the Company unrealized holding gains on available-for-sale securities of $0.18 million.

As of December 31, 2022, the balance of short - term investments were $0.99 million. On September 6, 2021, Future Private Equity Fund Management (Hainan) Co., Ltd. invested RMB13,000,000 ($1.87 million) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. According to the market value, the Company’s balance of the short - term investments was $0.99 million on December 31, 2022. Due to fluctuations of the quoted shares included in its investment portfolios, the Company recognized an impairment to the investment portfolio of $0.91 million.

8. OTHER CURRENT ASSETS

The amount of other current assets consisted of the followings:

	March 31,	December 31,
	2023	2022

Prepayments for Supply Chain Financing/Trading	$10,993,990	$3,766,643
Prepayments for Sand and Steel Supply Chain Financing/Trading	2,644,050	-
Prepaid expenses	184,243	72,544
Others	1,403,539	831,077
Total	$15,225,822	$4,670,264

9. GOODWILL

As of March 31, 2023 and December 31, 2022, the balance of goodwill mainly represented an amount of $13.98 million that arose from acquisition of Nice Talent Asset Management Limited (“Nice Talent”) in 2021 and Khyber Money Exchange Ltd., in 2022.

On August 6, 2021, the Company through its wholly owned subsidiary Future FinTech (Hong Kong) Limited., completed its acquisition of 90% of the issued and outstanding shares of Nice Talent from Joy Rich Enterprises Limited for HK$144,000,000 (the “Purchase Price”) which shall be paid in the shares of common stock of the Company (the “Company Shares”). 60% of the Purchase Price ($11.22 million) was paid in 2,244,156 pre reverse stock split shares of common stock of the Company on August 4, 2021. 40% of the Purchase Price ($7.39 million) in two installments for 20% each shall be paid in shares of common stock of the Company upon the completion of the audited reports for Nice Talent for each of the years ended on December 31, 2021 and December 31, 2022, respectively.

On October 1, 2022, FTFT UK Limited, a wholly owned subsidiary of the Company acquired 100% equity interest of Khyber Money Exchange Ltd., a company incorporated in England and Wales, for £786,887 ($0.95 million).

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

10. ACQUISITION

Nice Talent

On August 6, 2021 (“Acquisition Date”), the Company through its wholly owned subsidiary Future FinTech (Hong Kong) Limited., completed its acquisition of 90% of the issued and outstanding shares of Nice Talent from Joy Rich Enterprises Limited for HK$144,000,000 (the “Purchase Price”) which shall be paid in the shares of common stock of the Company (the “Company Shares”). 60% of the Purchase Price ($11.22 million) was paid in 2,244,156 shares of common stock of the Company on August 4, 2021. 40% of the Purchase Price ($7.39 million) in two installments for 20% each shall be paid in shares of common stock of the Company upon the completion of the audited reports for Nice Talent of the years ended on December 31, 2021 and 2022, respectively. Nice Talent has met the performance requirements for the year ended on December 31, 2021 and 2022, however, the 40% of the Purchase Price has not been paid in the shares of common stock of the Company to Joy Rich as of the date of this report.

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

Khyber Money Exchange Ltd.

On October 1, 2022, FTFT UK Limited, a wholly owned subsidiary of the Company acquired 100% equity interest of Khyber Money Exchange Ltd., a company incorporated in England and Wales, for £786,887 ($0.95 million). The Company has changed its name from Khyber Money Exchange Ltd., to FTFT Finance UK Limited on October 11, 2022.

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Other receivables	$242,087
Property, plant and equipment, net	584
Accrued expenses and other payables	(89,888)
Net identifiable assets acquired	$152,783
Add: goodwill	628,938
Total purchase price for acquisition net of $166,676 of cash	$781,721

The Company has included the operating results of FTFT Finance UK Limited in its consolidated financial statements since October 1, 2022.

11. LEASES

The Company’s non-cancellable operating leases consist of leases for office space. The Company is the lessee under the terms of the operating leases. For the three months ended March 31, 2023, the operating lease cost was $0.98 million.

The Company’s operating leases have remaining lease terms of approximately 48 months. As of March 31, 2023, the weighted average remaining lease term and weighted average discount rate were 4 years and 4.75%, respectively.

Maturities of lease liabilities were as follows:

Operating
As of March 31,	Lease
From April 1, 2023 to March 31, 2024	$379,958
From April 1, 2024 to March 31, 2025	277,317
From April 1, 2025 to March 31, 2026	204,000
From April 1, 2026 to March 31, 2027	204,000
Total	$1,065,275
Less: amounts representing interest	$87,972
Present Value of future minimum lease payments	977,303
Less: Current obligations	299,920
Long term obligations	$677,383

The Company leases office space and equipment under various short-term operating leases. As permitted by ASC 842, the Company has elected the practical expedient for short-term leases, whereby lease assets and lease liabilities are not recognized on the balance sheet. Short term leases cost was $0.16 million for three months ended March 31, 2023.

12. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2023	2022

Office equipment, fixtures and furniture	$562,267	$491,022
Vehicle	813,267	798,955
Building	37,530	37,785
Subtotal	1,413,064	1,327,762
Less: accumulated depreciation and amortization	(353,378)	(277,094)
Construction in progress	3,355,006	3,372,301
Impairment	(5,765)	(5,688)
Total	$4,408,927	$4,417,281

Depreciation expense included in general and administration expenses for the three months ended March 31, 2023 and 2022 was $73,614 and $45,208, respectively. Depreciation expense included in cost of sales for the three months ended March 31, 2023 and 2022 was $0 and $0, respectively.

13. INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31,	December 31,
	2023	2022

Trademarks	$873	862
System and software	2,605,759	2,578,647
Subtotal	2,606,632	2,579,509
Less: accumulated depreciation and amortization	(215,391)	(199,151)
Less: impairment	(1,887,431)	(1,862,289)
Total	$503,810	$518,069

Amortization expense included in general and administration expenses for the three months ended March 31, 2023 and 2022 was $14,259 and $11,768, respectively. Amortization expense included in cost of sales for the three months ended March 31, 2023 and 2022 was $0 and $0, respectively.

The estimated amortization is as follows:

As of March 31,	Estimated amortization expense
From April 1, 2023 to March 31, 2024	$57,035
From April 1, 2024 to March 31, 2025	57,035
From April 1, 2025 to March 31, 2026	57,035
From April 1, 2026 to March 31, 2027	57,035
From April 1, 2027 to March 31, 2028	57,035
Thereafter	218,635
Total	$503,810

14. NOTE PAYABLE

Note payable consist of the following:

	Issue date	Principal amount US$	Mature date	Effective annual rate
FUCE Future Supply Chain (Xi’an) Co., Ltd.	August 10, 2022	$1,455,244	August 10, 2023	0.05%
FUCE Future Supply Chain (Xi’an) Co., Ltd.	August 12, 2022	727,622	August 12, 2023	0.05%
FUCE Future Supply Chain (Xi’an) Co., Ltd.	July 28, 2022	727,622	July 28, 2023	0.05%
FUCE Future Supply Chain (Xi’an) Co., Ltd.	December 19, 2022	727,622	December 19, 2023	0.05%
Total		$3,638,110

At maturity, the Notes are payable at their principal amount thereon. The occurring with respect to any of the Company’s indebtedness, an event of default resulting in accelerated maturity or a failure to pay principal, interest or premium when due, the overdue interest shall be charged at 0.05% per day, without the need to notify the applicant and sign another loan contract. As of March 31, 2023, there was no such event of default.

15. ACCOUNT PAYABLES

The amount of account payables were consisted of the followings:

	March 31,	December 31,
	2023	2022

Supply Chain Financing/Trading payment	$1,605,375	$3,584,920
Others	27,875	18,657
Total	$1,633,250	$3,603,577

16. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables consisted of the followings:

	March 31,	December 31,
	2023	2022

Legal fee and other professionals	$248,088	$533,048
Wages and employee reimbursement	289,151	763,983
Suppliers	675,122	708,287
Accruals	342,102	208,938
Total	$1,554,463	$2,214,256

17. DEFERRED LIABILITIES

As of March 31, 2023 and December 31, 2022, the balance of deferred liabilities mainly represented an amount of $7.39 million that arose from the payment for the remaining 40% of the Purchase Price of the acquisition of Nice Talent Asset Management Limited (“Nice Talent”). 20% and 20% of the Purchase Price in two installments for 20% each shall be paid in shares of common stock of the Company upon the completion of the audited reports for Nice Talent for the years ended on December 31, 2021 and 2022, respectively. However, the 40% of the Purchase Price has not been paid in the shares of common stock of the Company as of the date of this report

18. RELATED PARTY TRANSACTION

As of March 31, 2023, the amounts due to the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Zhi Yan	223,335	General Manager of a subsidiary of the Company	Accrued expenses, interest free and payment on demand.
Reits (Beijing) Technology Co., Ltd	14,734	Zhi Yan is the legal representative of this company	Acquisition of intangibles upon the full completion of the online platform pursuant to an agreement originally entered between parties before Zhi Yan became a related party. The amount is interest free and payment on demand.
Total	$238,069

As of March 31, 2023, the amounts due from the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Kai Xu	43,502	Deputy General Manager of a subsidiary of the Company	Prepaid expenses, interest free and payment on demand.
OLA	127	Chief Executive Officer of a subsidiary of the Company and Chief Strategy Officer of the Company	Prepaid expenses, interest free and payment on demand.
Ming Yi	56,393	Chief Financial Officer of the Company	Prepaid expenses, interest free and payment on demand.
Total	$100,022

During three months ended March 31, 2023, the Company had the following transactions with related parties:

Name	Amount	Relationship	Note
JKNDC Limited	$1,914	A company owned by the minority shareholder of NTAM	Other expenses
JKNDC Limited	361,958	A company owned by the minority shareholder of NTAM	Cost of revenue- Asset management service
Alpha Yield Limited	178,913	A director of the Company is a shareholder of this company	Consultancy fee
Nice Talent Partner Limited	76,542	A company owned by the minority shareholder of NTAM	Consultancy fee

As of December 31, 2022, the amount due to the related parties was consisted of the followings:

Name	Amount (US$)	Relationship	Note
Reits (Beijing) Technology Co., Ltd	14,538	Zhi Yan is the legal representative of this company	Acquisition of intangibles upon the full completion of the online platform pursuant to an agreement originally entered between parties before Zhi Yan was the general manager of our subsidiary.
Zhi Yan	230,281	General Manager of a subsidiary of the Company	Other payables, interest free and payment on demand.
Total	$244,819

As of December 31, 2022, the amount due from the related parties was consisted of the followings:

Name	Amount	Relationship	Note
Kai Xu	$16	Deputy General Manager of a subsidiary of the Company	Loan receivables*, interest free and payment on demand.
Ming Yi	12,135	Chief Financial Officer of the Company	Loan receivables*, interest free and payment on demand.
Jing Chen	971	Vice president of the Company	Loan receivables*, interest free and payment on demand.
Ola Johannes Lind	2,168	Chief Executive Officer of the FTFT Capital Investments L.L.C. and Chief Strategy Officer of the Company	Loan receivables*, interest free and payment on demand.
Wong Tai Kue	37,836	NTAM’s Director	Advance to pay for directors* Amount is interest free and payment on demand.
Total	$53,126

During three months ended March 31, 2022, the Company had the following transactions with related parties:

Name	Amount	Relationship	Note
Nice Talent Partner Limited	76,862	A company owned by the minority shareholder of NTAM	Consultancy fee

*	The related party transactions have been approved by the Company’s Audit Committee.

19. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. The applicable tax rate is 21% in 2023 and 2022. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three months ended March 31, 2023 and 2022. For the three months ended March 31, 2023 and 2022, the Company had current income tax expenses of $25,674 and $187,953, respectively.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended March 31, 2023, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE.

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

FTFT UK Limited and FTFT Finance UK Limited  are incorporated in United Kingdom and are subject to United Kingdom Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant United Kingdom tax laws. The applicable tax rate is 19% in United Kingdom.

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

Reconciliation of the differences between the statutory EIT rate applicable to profits of the consolidated entities and the income tax expenses of the Company:

	March 31, 2023	March 31, 2022

Loss before taxation	$(2,221,803)	$(2,510,418)
PRC statutory tax rate	25%	25%
Computed expected benefits	(555,451)	(627,605)
Others, primarily the differences in tax rates	77,237	137,645
Effect of tax losses not recognized	503,888	677,913
Total	$25,674	$187,953

20. IMPAIRMENT LOSS

The Company recorded nil and $0.25 million of impairment loss in three months ended 2023 and 2022 relating to the short - term investment mainly due to Future Private Equity Fund Management (Hainan) Co., Ltd. invested $2.05 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. The Company may still suffer significant impairment loss or downward adjustments of our investments in the future, due to the potential worsening global economic conditions and the recent disruptions to, and volatility in, the continuing low market price of shares caused the Company to recognize a fair-value loss in three months ended March 31, 2022. According to the market value, the Company’s balance of the short - term investment was $1.8 million on March 31, 2022.

21. SHARE BASED COMPENSATION

On February 1, 2023, the Company effected a 1-for-5 reverse stock split of the Company’s authorized shares of common stock from 300,000,000 shares to 60,000,000 shares.

Consulting Service Agreement

On January 25, 2020, the Company entered into a Consulting Service Agreement (the “Agreement”) with Dragon Investment Holding Limited (Malta) (the “Consultant”), a company incorporated in Malta, pursuant to which Consultant will: (i) help the Company to locate new merger projects globally, develop new merger strategy and provide the Company with at least five (5) merger and acquisition targets that have synergy with the Company’s business and development plans and could clearly contribute to the Company’s strategic goals each year; (ii) help the Company to map out new growth strategies in addition to its current business; (iii) work with the Company to explore new lines of business and associated growth strategies; and (iv) conduct market research and evaluating variable projects and providing feasibility studies per Company’s request from time to time. The term of the Agreement is three years. In consideration of the services to be provided by the Consultant to the Company, the Company agrees to pay the Consultant a three-year consulting fee totaling $3.0 million. The Company shall issue a total of 3,750,000 restricted shares of the Company Common Stock (the “Consultant Shares”) at a price of $0.794 per share (the closing price of the Agreement date), as the payment for the abovementioned consultant fee to the Consultant. On February 23, 2020, the Company issued the Consultant Shares pursuant to the Agreement, of which 1,500,000 shares were released to the Consultant immediately, 1,125,000 and 1,125,000 shares, respectively, will be held by the Company and released to the Consultant on January 25, 2021 and January 25, 2022 if this Agreement has not been terminated and there has been no breach of the Agreement by the Consultant at such time. If the second and/or third release of the shares mentioned above does not occur, such shares shall be returned to the Company as treasury shares. The shares contemplated in the Agreement were issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. For the year ended December 31, 2020, the Company recorded stock related compensation of $1.19 million, based on the stock closing price of $0.794 on the Agreement date, for the 1,500,000 shares which were released to the Consultant immediately upon issuance. On January 25, 2021, the Company recorded stock related compensation of $0.89 million, based on the stock closing price of $0.794 on the date of the Agreement, for the 1,125,000 shares which were released to the Consultant on January 25, 2021. On January 25, 2022, the Company released the final 1,125,000 shares to the Consultant and the Company has recognized stock related compensation of $0.89 million for the 1,125,000 shares. The share numbers are pre-reverse stock split effected on February 1, 2023.

Restricted net assets

PRC laws and regulations permit payments of dividends by the Company’s subsidiaries incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiaries incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless the reserve has reached 50% of their respective registered capital. Furthermore, registered share capital and capital reserve accounts are also restricted from distribution. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiaries incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends. The restriction amounted to $31.75 million (RMB211,700,556) as of March 31, 2023. Except for the above or disclosed elsewhere, there is no other restriction on the use of proceeds generated by the Company’s subsidiaries to satisfy any obligations of the Company.

Payments-omnibus equity plan

On July 12, 2022 (the “Grant Date”), the Compensation Committee of the Board of Directors (the “Board”) of the Company granted 3,047,000 shares of common stock of the Company, par value $0.001 (the “Shares”), pursuant to the Company’s 2020 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries (the “Grantees”), including: 800,000 shares to Shanchun Huang, Chief Executive Officer of the Company; 800,000 shares to Yongke Xue, President of the Company; 100,000 shares to Ming Yi, Chief Financial Officer of the Company, 547,000 shares to Peng Lei, general manager of a subsidiary of the Company, 300,000 shares to Pang Dong, general manager of a subsidiary the Company, and 500,000 shares to Kai Xu, Deputy General Manager of a subsidiary of the Company and vice president of blockchain division of the Company (collectively, the “Grants”). The Grants vested immediately on the Grant Date and each of the Grantees also entered into an Unrestricted Stock Award Agreement with the Company on July 12, 2022. As the closing price of the Company stock was $0.42 on July 12, 2022, the Company recorded an expense of $1.28 million in the third quarter of fiscal year 2022. As of the date of this report, the Shares have been issued to the Grantees. The share numbers are pre-reverse stock split effected on February 1, 2023.

22. SEGMENT REPORTING

In its operation of the business, management, including our chief operating decision maker, who is our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with GAAP. The Company operates in three segments starting in fiscal 2021: “supply chain financing service and trading business and asset management service and others”.

The Company began to provide coal and aluminum ingots supply chain financing services during the second quarter of 2021 and the Company acquired Nice Talent and started to provide asset management services since August 2021. The Company began to provide sand and steel supply chain financing services during the first quarter of 2023.

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

As of March 31, 2023:

	Supply Chain Financing/Trading	Asset management service	Others	Total
Reportable segment revenue	$110,798	$3,163,064	$120,103	$3,393,965
Inter-segment loss	-	-	-	-
Revenue from external customers	110,798	3,163,064	120,103	3,393,965
Segment gross profit	$105,854	$1,056,307	$45,476	$1,207,637

As of March 31, 2022:

	Asset management service	Others	Total
Reportable segment revenue	$3,456,376	$9,989	$3,466,365
Inter-segment loss	-	-	-
Revenue from external customers	3,456,376	9,989	3,466,365
Segment gross profit	$1,777,988	$9,989	$1,787,977

Loss before Income Tax:

	Three months Ended, March 31
	2023	2022
Supply chain financing/trading	219,179	99,117
Asset management service	782,177	498,842
Others	14,571	639,719
Corporate and Unallocated	2,413,513	3,060,717
Total operating expenses and other expense	3,429,440	4,298,395
Loss before Income Tax	(2,221,803)	(2,510,418)

Segment assets:

	March 31, 2023	December 31, 2022
Supply chain financing/trading	28,701,480	26,487,090
Asset management service	3,398,297	3,387,506
Others	15,684,559	14,090,091
Corporate and Unallocated	37,274,323	41,053,032
Total assets	85,058,659	85,017,719

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

24. RISKS AND UNCERTAINTIES

Impact of COVID 19

In December 2019, a novel strain of coronavirus was reported and has spread throughout China and other parts of the world. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China.  In response to the evolving dynamics related to the COVID-19 outbreak, the Company was following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China were closed and the employees worked from home at the end of January 20200 until late March 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have materially negatively impacted our business. Our suppliers were negatively affected, and could continue to be negatively affected in their ability to supply and ship products to our customers in case of any resurgence of COVID-19. Our customers that have been negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase products and services from us, which may materially adversely impact our revenue. The business operations of the third parties’ stores on our e-commerce platform have been and continue to be negatively impacted by the outbreak, which in turn adversely affects the business of our platform as a whole as well as our financial condition and operating results. The outbreak has had and might continue to have disruption to our supply chain, logistics providers, customers or our marketing activities with the new variants of COVID-19, which could materially adversely impact our business and results of operations. There was outbreak in various cities and provinces due to Omicron variant in Xi’an city, Hong Kong, Shanghai, Beijing and other cities in 2022, which have resulted quarantines, travel restrictions, and temporary closure of office buildings and facilities in these cities. In December 2022, the Chinese government eased its strict zero COVID-19 policy which resulted in a surge of new COVID-19 cases during December 2022 and January 2023, which has disrupted our business operations in China.  The Company’s promotion strategy of CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences. Chinese government put a restriction on large gatherings in 2020 and 2021, which made the promotion strategy for our online e-commerce platforms difficult to implement and the Company experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, in June 2021, the Company suspended its cross-border e-commerce platform NONOGIRL which later being closed. Also, since the second quarter of 2021, the Company has transformed its member-based Chain Cloud Mall to a sale agent based eCAAS platform and began to provide supply chain financing services.

The global economy has also been materially negatively affected by the COVID-19 and there is continued severe uncertainty about the potential outbreak and new variants of COVID-19. The Chinese and global growth forecast is extremely uncertain, which would seriously affect our business.

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

Consequently, our results of operations have been materially and adversely affected by COVID-19 pandemic. Any potential further impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the new variants of COVID-19, the efficacy and distribution of COVID-19 vaccines and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control.

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

Customer concentration risk

For three months ended March 31, 2023, one customer accounted for 84.78% of the Company’s total revenues. For three months ended March 31, 2022, one customer accounted for 98.89% of the Company’s total revenues.

Vendor concentration risk

For three months ended March 31, 2023, one vendor accounted for 16.56% of the Company’s total purchases. For three months ended March 31, 2022, one vendor accounted for 17.70% of the Company’s total purchases.

25. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the condensed consolidated financial statements and no subsequent event is identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and in this Form 10-Q. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2022 Form 10-K.

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

Overview of Our Business

Future FinTech is a holding company incorporated under the laws of the State of Florida. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to a real-name blockchain based e-commerce platform, supply chain financing service and trading business, asset management and money transfer services. The main business of the Company includes an online shopping platform, Chain Cloud Mall (“CCM”), which is based on blockchain technology; supply chain financing services and trading, asset management and money transfer services. The Company has also expanded into cryptocurrency mining, cryptocurrency market data and information service businesses.

In March 2022, FTFT UK Limited received approval to operate as an Electronic Money Directive (“EMD”) Agent and has been registered as such with the Financial Conduct Authority (FCA), a UK regulator. This status grants FTFT UK Limited the ability to distribute or redeem e-money and provide certain financial services on behalf of an e-money institution (registration number 903050).

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

On February 27, 2023, Future FinTech (Hong Kong) Limited (“Buyer”), a company incorporated in Hong Kong and a wholly owned subsidiary of Future FinTech Group Inc. (the “Company”) entered into a Share Transfer Agreement (the “Agreement”) with Alpha Financial Limited, a company incorporated in Hong Kong (“Seller”) and sole owner and shareholder of Alpha International Securities (Hong Kong) Limited, a company incorporated in Hong Kong (“Alpha HK”) and Alpha Information Service (Shenzhen) Co., Ltd., a company incorporated in China (“Alpha SZ”). Alpha HK holds Type 1 ‘Securities Trading’, Type 2 ‘Futures Contract Trading’ and Type 4 ‘Securities Consulting’ financial licenses issued by the Hong Kong Securities and Futures Commission. Alpha SZ provides technical support services to Alpha HK. The share transfer transaction is still subject to the approval of the Securities and Futures Commission of Hong Kong (“SFC”) and has not been closed yet.

On January 26, 2023, the Company filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment, the Company has authorized and approved a 1-for-5 reverse stock split of the Company’s authorized shares of common stock from 300,000,000 shares to 60,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The common stock continue to be $0.001 par value. The Company rounds up to the next full share of the Company’s shares of common stock any fractional shares that result from the Reverse Stock Split and no fractional shares is issued in connection with the Reverse Stock Split and no cash or other consideration is paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. No changes are being made to the number of preferred shares of the Company which remain as 10,000,000 preferred shares as authorized but not issued. The amendment to the Articles of Incorporation of the Company took effect at 1:00am Eastern Time on February 1, 2023. The Reverse Stock Split and Amendment were authorized and approved by the Board of Directors of the Company without shareholders’ approval, pursuant to 607.10025 of the Florida Business Corporation Act of the State of Florida.

We are a holding company incorporated in Florida and we are not a Chinese operating company. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our subsidiaries in China, Hong Kong, Dubai and UK and we operate a blockchain based online shopping mall through contractual arrangements with a variable interest entity (VIE) –E-Commerce Tianjin, based in China and this structure involves unique risks. Our shares of common stock are shares of our Florida holding company, and we do not have any equity ownership of the VIE, instead we control and receive the economic benefits of the VIE’s business operations through certain contractual arrangements, which are used to replicate foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in value added telecom/e-commerce business. Chinese regulatory authorities could disallow the VIE structure, which could result in a material change in our operations and/or value of our shares, including that it could cause the value of shares to significantly decline or become worthless.

There are legal and operational risks associated with being based in and having a substantial majority of operations in China and Hong Kong. These risks could result in a material change in our operations and/or the value of our common stock or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our shares to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued an announcement to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. On February 15, 2022, Cybersecurity Review Measures published by Cyberspace Administration of China or the CAC, National Development and Reform Commission, Ministry of Industry and Information Technology, Ministry of Public Security, Ministry of State Security, Ministry of Finance, Ministry of Commerce, People’s Bank of China, State Administration of Radio and Television, China Securities Regulatory Commission (“CSRC”), State Secrecy Administration and State Cryptography Administration became effective, which provides that, Critical Information Infrastructure Operators (“CIIOs”) that intend to purchase internet products and services and Online Platform Operators engaging in data processing activities that affect or may affect national security shall be subject to the cybersecurity review by the Cybersecurity Review Office. On November 14, 2021, CAC published the Administration Measures for Cyber Data Security (Draft for Public Comments), or the “Cyber Data Security Measure (Draft)”, which requires cyberspace operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. On July 7, 2022, CAC promulgated the Measures for the Security Assessment of Data Cross-border Transfer, effective on September 1, 2022, which requires the data processors to apply for data cross-border security assessment coordinated by the CAC under the following circumstances: (i) any data processor transfers important data to overseas; (ii) any critical information infrastructure operator or data processor who processes personal information of over 1 million people provides personal information to overseas; (iii) any data processor who provides personal information to overseas and has already provided personal information of more than 100,000 people or sensitive personal information of more than 10,000 people to overseas since January 1st of the previous year; and (iv) other circumstances under which the data cross-border transfer security assessment is required as prescribed by the CAC. On February 17, 2023, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises (the “New Overseas Listing Rules”) with five interpretive guidelines, which took effect on March 31, 2023. The New Overseas Listing Rules require Chinese domestic enterprises to complete filings with relevant governmental authorities and report related information under certain circumstances, such as: a) an issuer making an application for initial public offering and listing in an overseas market; b) an issuer making an overseas securities offering after having been listed on an overseas market; c) a domestic company seeking an overseas direct or indirect listing of its assets through single or multiple acquisition(s), share swap, transfer of shares or other means. According to the Notice on Arrangements for Overseas Securities Offering and Listing by Domestic Enterprises, published by the CSRC on February 17, 2023, a company that (i) has already completed overseas listing or (ii) has already obtained the approval for the offering or listing from overseas securities regulators or exchanges but has not completed such offering or listing before effective date of the new rules and completes such offering or listing before September 30, 2023 are considered as an existing listed company and is not required to make any filing until it conducts a new offering in the future. Furthermore, upon the occurrence of any of the material events specified below after an issuer has completed its offering and listed its securities on an overseas stock exchange, the issuer shall submit a report thereof to the CSRC within 3 working days after the occurrence and public disclosure of the event: (i) change of control; (ii) investigations or sanctions imposed by overseas securities regulatory agencies or other competent authorities; (iii) change of listing status or transfer of listing segment; or (iv) voluntary or mandatory delisting. On February 24, 2023, the CSRC, the Ministry of Finance, the National Administration of State Secretes Protection and the National Archives Administration released the Provisions on Strengthening the Confidentiality and Archives Administration Related to the Overseas Securities Offering and Listing by Domestic Companies, or the Confidentiality and Archives Administration Provisions, which took effect on March 31, 2023. PRC domestic enterprises seeking to offer securities and list in overseas markets, either directly or indirectly, shall establish and improve the system of confidentiality and archives work, and shall complete approval and filing procedures with competent authorities, if such PRC domestic enterprises or their overseas listing entities provide or publicly disclose documents or materials involving state secrets and work secrets of state organs to relevant securities companies, securities service institutions, overseas regulatory agencies and other entities and individuals. It further stipulates that (i) providing or publicly disclosing documents and materials which may adversely affect national security or public interests, and accounting records or photocopies thereof to relevant securities companies, securities service institutions, overseas regulatory agencies and other entities and individuals shall be subject to corresponding procedures in accordance with relevant laws and regulations; and (ii) any working papers formed in the territory of the PRC by securities companies and securities service agencies that provide domestic enterprises with securities services relating to overseas securities issuance and listing shall be stored in the territory of the PRC, the outbound transfer of which shall be subject to corresponding procedures in accordance with relevant laws and regulations. As of the date of this report, these new laws and guidelines that became effective have not impacted the Company’s ability to conduct its business, or list on a U.S. or other foreign stock exchange; however, new rules and regulations could be adopted and there are uncertainties in the interpretation and enforcement of existing laws and guidelines, which could materially and adversely impact our business and financial outlook and may impact our ability to accept foreign investments or continue to list on a U.S. or other foreign stock exchange. The VIE and certain subsidiaries of the Company are incorporated and operating in mainland China and they have received all required permissions from Chinese authorities to operate their current business in China, including Business licenses, Bank Account Open Permits and Value Added Telecom Business License. As of the date of this report, we, our subsidiaries and the VIE in China are not subject to permission requirements from the CSRC or CAC or any other entity that is required to approve of the VIE’s operations and have not received or were denied such permissions by any PRC authorities. Currently, we are required to file with CSRC for any offerings under New Overseas Listing Rules. Given the current PRC regulatory environment, it is uncertain whether we, our subsidiaries or the VIE, will be able to obtain permission from the PRC government to offer our securities to foreign investors, and even when such permission is obtained, whether it will be denied or rescinded. If we or any of our subsidiaries or the VIE do not receive or maintain such permissions or approvals, inadvertently conclude that such permissions or approvals are not required, or applicable laws, regulations, or interpretations change and we or our subsidiaries are required to obtain such permissions or approvals, it could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of our securities to significantly decline or become worthless. If applicable laws, regulations, or interpretations change and the VIE is required to obtain permissions or approvals in the future, we may face substantial uncertainties as to whether we can obtain such permissions or approvals in a timely manner, or at all. Failure to take timely and appropriate measures to adapt to any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations.

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

The Company started its trial operation of NONOGIRL, a cross-border e-commerce platform, in March 2020 and formally launched it in July 2020. The cross-border e-commerce platform aimed to build a new s2b2c (supplier to business and consumer) outsourcing sales platform dominated by social media influencers. It was aimed at the growing female consumer market, with the ability to broadcast, short video, and all forms communication through the platform. It could also create a sales oriented sharing ecosystem with other major social media used by customers, etc. The Company’s promotion strategy previously mainly relied on the training of members and distributors through meetings and conferences. Due to the outbreak of COVID-19, the Chinese government put a restriction on large gatherings. These restrictions made the promotion strategy for our online e-commerce platforms difficult to be implemented and the Company has experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, in June 2021, the Company suspended its cross-border e-commerce platform (NONOGIRL) which later being closed. Also, since the second quarter of 2021, the Company has transformed its member-based business model of Chain Cloud Mall to a sale agent based eCAAS platform and began to provide supply chain financing services and trading of coal for coal mines and power generation plants as well as aluminum ingots.

The Company currently has ten direct controlled subsidiaries: DigiPay FinTech Limited (“DigiPay”), a company incorporated under the laws of the British Virgin Islands, Future FinTech (Hong Kong) Limited, a company incorporated under the laws of Hong Kong, GlobalKey Shared Mall Limited, a company incorporated under the laws of Cayman Islands (“GlobalKey Shared Mall”), Tianjin Future Private Equity Fund Management Partnership, a Limited Partnership under the laws of China, FTFT UK Limited, a company incorporated under the laws of United Kingdom, Future Fintech Digital Capital Management, LLC, a company incorporated under the laws of Connecticut, Future Fintech Digital Number One GP, LLC, a company incorporated under the laws of Connecticut, Future FinTech Labs Inc., a company incorporated under the laws of New York, FTFT SuperComputing Inc. a company incorporated under the laws of Ohio and FTFT Paraguay S.A., a company incorporated under the laws of Paraguay.

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

Coal, Aluminum Ingots, Sand and Steel Supply Chain Financing Service and Trading

Since the second quarter of 2021, we started coal supply chain financing service and trading business. Since the third quarter of 2021, we started aluminum ingots supply chain financing service and trading business. Since the first quarter of 2023, we started sand and steel supply chain financing service and trading business.

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

We focus on bulk coal, aluminum ingots, sand and steel and take large state-owned or listed companies as the core service targets; We use our own funds as the operation basis, actively uses a variety of channels and products for financing, such as banks, commercial factoring companies, accounts receivable, asset-backed securities, and other innovative financing methods to obtain sufficient funds.

We sign purchase and sale agreements with suppliers and buyers. The suppliers are responsible for the supply and transportation of the commodities to the end users’ designated freight yard or transfer the title of them to us in certain warehouses. We are considered as trading agent if we don’t take control over of the goods. We select the customers and suppliers that have good credit and reputation.

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

NTAM’s main revenue is generated from providing professional advices to clients and management fees for managing the investment of the clients. As of March 31, 2023, NTAM has approximately US$242 million assets under its management.

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

Recent Developments Related to the COVID-19 Outbreak

In December 2019, a novel strain of coronavirus was reported and has spread throughout China and other parts of the world. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China. In response to the evolving dynamics related to the COVID-19 outbreak, the Company followed the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China were closed and the employees worked from home at the end of January 2020 until late March 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have materially negatively impacted our business. Our suppliers were negatively affected, and could continue to be negatively affected in their ability to supply and ship products to our customers in case of any resurgence of COVID-19. Our customers that have been negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase products and services from us, which may materially adversely impact our revenue. The business operations of the third parties’ stores on our e-commerce platform have been and continue to be negatively impacted by the outbreak, which in turn adversely affects the business of our platform as a whole as well as our financial condition and operating results. The outbreak has had and continues to have disruption to our supply chain, logistics providers, customers or our marketing activities with the new variants of COVID-19, which could materially adversely impact our business and results of operations, especially to our supply chain financing and trading business during the first quarter of 2022. There was outbreak in various cities and provinces due to Omicron variant in many cities including Xi’an city, Hong Kong, Shanghai and Beijing in 2022, which have resulted quarantines, travel restrictions, and temporary closure of office buildings and facilities in these cities. In December 2022, the Chinese government eased its strict zero COVID-19 policy which resulted in a surge of new COVID-19 cases during December 2022 and January 2023, which has disrupted our business operations in China. The Company’s promotion strategy of CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences. Chinese government put a restriction on large gatherings in 2020 and 2021, which made the promotion strategy for our online e-commerce platforms difficult to implement and the Company experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, in June 2021, the Company suspended its cross-border e-commerce platform NONOGIRL which later being closed. Also, since the second quarter of 2021, the Company has transformed its member-based Chain Cloud Mall to a sale agent based eCAAS platform and began to provide supply chain financing services.

The global economy has also been materially negatively affected by the COVID-19 and there is continued severe uncertainty about the potential outbreak and new variants of COVID-19. The Chinese and global growth forecast is extremely uncertain, which would seriously affect our business.

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

Consequently, our results of operations have been materially and adversely affected by COVID-19 pandemic. Any potential further impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding new variants of COVID-19, the efficacy and distribution of COVID-19 vaccines and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control.

Results of Operations

Comparison of Three Months ended March 31, 2023 and 2022:

Revenue

The following table presents our consolidated revenues for the three months ended March 31, 2023 and 2022, respectively:

	Three months ended March 31,		Change
	2023	2022	Amount	%
Asset management service	3,163,064	3,456,376	(293,312)	(8.49)%
Supply Chain Financing/Trading	110,798	-	110,798	-
Others	120,103	9,989	110,114	1102.30%
Total	$3,393,965	$3,466,365	$(72,400)	(2.09)%

The decrease in revenue for the three months ended March 31, 2023 was primarily due to less revenue from asset management service, as clients are cautious on stock and other investments during the current market condition in the first quarter 2023, which has caused reduce in revenue of asset management business for the Company.

Supply chain financing/trading increased from $0 the three months ended March 31, 2022 to the same period of 2023. Due to COVID-19 outbreak and related quarantines, travel restrictions and lockdown in various cities in China during the first quarter 2022, the Company did not have any coals and aluminum ingots supply chain financing/trading business during the first quarter 2022 while the COVID-19 has been mostly under the control in China since the end of January 2023.

Others are mainly platform service fees, promotion income for the stores on the platform and others.

Gross Profit and Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended March 31, 2023 and 2022, respectively:

	Three months ended March 31,
	2023		2022
	Gross profit	Gross margin	Gross profit	Gross margin
Asset management service	1,056,307	33.4%	1,777,988	51.4%
Supply Chain Financing/Trading	105,854	95.5%	-	-
Others	45,476	37.9%	9,989	100%
Total	$1,207,637	35.6%	$1,787,977	51.6%

Overall gross margin as a percentage of revenue was 35.6% for the three months ended March 31, 2023, a decrease of 16.0% from 51.6% for the same period of last fiscal year, mainly due to lower profit margin from the asset management service for the three months ended March 31, 2023, comparing to the same period of 2022, which was mainly due to increased salary and employees for our asset management business.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended March 31, 2023 and 2022, respectively: (in thousands)

	First quarter of 2023		First quarter of 2022
	Amount	% of revenue	Amount	% of revenue
General and administrative	$3,478	102.5%	$3,410	98.4%
Research and Development expenses	209	6.2%	433	12.5%
Selling expenses	132	3.9%	370	10.7%
Bad debt provision	17	0.5%	2	0.1%
Impairment Loss	-	-	249	7.2%
Total operating expenses	$3,836	113.0%	$4,464	128.8%

General and administrative expenses increased by $0.07 million, or 2.0%, from $3.4 million to $3.5 million for the three months ended March 31, 2023, compared to the same period of last fiscal year. The increase in general and administrative expenses was mainly due to increased rental fee during the three months ended March 31, 2023.

Selling expenses decreased by $0.24 million during the three months ended March 31, 2023, compared to the same period of last fiscal year. The decrease in selling expenses was mainly due to decreased salaries and advertising fees.

The Company recorded $0.25 million of impairment loss in three months ended March 31, 2022 relating to short term investment which mainly due to Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.89 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. Overall economic environment got worsened in China with Covid-19 outbreak and related lockdown in various cities in China in 2022, Ukraine war, inflation, looming recession worldwide. According to the market value, the Company’s balance of the short - term investment was $1.8 million on March 31, 2022.

The Company recorded $0.21 million of research and development expenses. Research and development expenses include salaries, contracted services, as well as the related expenses of our research and product development team, and expenditures relating to our efforts to develop, design new products and services, and enhance our existing products and services to our clients. Research and development expenses decreased by $0.22 million during the three months ended March 31, 2023, compared to the same period of last fiscal year. The decrease in research and development expenses was mainly due to decreased salaries.

Other Income (Expense), Net

Other expenses, net increased by $0.24 million to $0.41 million for the three months ended March 31, 2023 from $0.17 million in the same period of the last fiscal year, primarily due to increased interest expenses.

Income Tax

Tax provision decreased by $0.16 million for the three months ended March 31, 2023, primarily due to decreased revenue.

Non-controlling Interests

As of March 31, 2023, Shaanxi Chunlv Ecological Agriculture Co., Ltd. (“Shaanxi Chunlv”) holds 20.0% interest in Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited, which was dissolved and deregistered on June 27, 2022. Nature Worldwide Resources Ltd. holds 40% interest in DCON DigiPay Limited (“DCON Digipay”). Each of Bin Wu and Lixiong Huang holds 25% and 20% interest in FTFT Capital Investments L.L.C., respectively. Aspenwood Capital Partner Limited holds 5%, Cheung Hiu Tung holds 2.22% and Choi Tsz Leung holds 2.78% of equity interest of NATM. Yaohua Dai holds 20% equity interest of Future Fintech Digital Capital.

Net loss

Net loss decreased by $0.45 million from $2.70 million for the three months ended March 31, 2022 to $2.25 million for the same period of 2023 mainly due to the decrease in operating expenses, as discussed above.

Loss per Share

Basic and diluted loss per share were $0.15 and $0.15 for the three months ended March 31, 2023, respectively, as compared to a loss of $0.19 and $0.18 for the same periods of 2022, respectively.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and restricted cash of $19.80 million, as compared to $29.74 million as of December 31, 2022. The decrease in cash, cash equivalents and restricted cash was mainly due to increased prepayment for coals and aluminum ingots supply chain financing and trading business from the first quarter of 2023.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $44.83 million as of March 31, 2023, a decrease of $1.64 million from working capital of $46.48 million as of March 31, 2022, mainly due to the decrease in current assets and an increase in current liabilities.

Net cash used in operating activities increased by $9.80 million to $10.44 million for the three months ended March 31, 2023 from $0.64 million for the same period of the last fiscal year. The increase in net cash used by operating activities was primarily due to increase in advances to suppliers and other current assets.

Net cash used in investing activities decreased $0.25 million to $0.16 million for the three months ended March 31, 2023 from $0.41 million for the same period of the last fiscal year. It was due to decrease in payment for loan receivable and purchase of intangible assets.

Net cash provided in financing activities for the three months ended March 31, 2023 was nil representing a decrease of $3.56 million, as compared to cash provided by financing activities of $3.56 million during the three months ended March 31, 2022. The decrease in cash provided by financing activities was mainly due to proceeds from loan payable.

Off-balance sheet arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal interim financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the three months ended March 31, 2023 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

May 22, 2023

By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 22, 2023