Form 10-Q
period 2023-06-30
Future FinTech Group Inc.
filed 2023-08-21
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Class	Outstanding at August 18, 2023
Common Stock, $0.001 par value per share	14,645,653

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$33,327,145	$26,145,588
Restricted cash	3,459,825	3,589,582
Short - term investment	1,061,956	988,073
Accounts receivable, net	2,708,493	7,796,672
Advances to suppliers and other current assets	19,935,923	4,670,264
Loan receivables	4,911,526	19,157,538
Other receivables, net	5,740,199	2,649,536
Amount due from related party	55,533	53,126
TOTAL CURRENT ASSETS	$71,200,600	$65,050,379

Property, plant and equipment, net	$4,379,329	$4,417,281
Right of use assets - operation lease	884,253	1,055,906
Intangible assets	489,551	518,069
Goodwill	13,976,084	13,976,084
TOTAL NON-CURRENT ASSETS	19,729,217	19,967,340
TOTAL ASSETS	$90,929,817	$85,017,719

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$396,591	$3,603,577
Notes payable	3,459,825	3,589,582
Accrued expenses and other payables	2,930,193	2,214,256
Advances from customers	14,714,796	1,236,241
Lease liability - operation lease	297,571	294,944
Amounts due to related parties	226,371	244,819
Deferred liabilities	7,387,697	7,387,697
TOTAL CURRENT LIABILITIES	$29,413,044	$18,571,116

NON-CURRENT LIABILITIES
Lease liability - operation lease	586,682	760,962
TOTAL NON-CURRENT LIABILITIES	586,682	760,962
TOTAL LIABILITIES	$29,999,726	$19,332,078
Commitments and contingencies (Note 24)
STOCKHOLDER’S EQUITY

Future FinTech Group, Inc, Stockholders’ equity
Common stock, $0.001 par value; 60,000,000 shares authorized; 14,645,653 shares and 14,645,653 shares issued and outstanding as of June 30, 2023 and December 31, 2022 respectively	$14,646	$14,646
Additional paid-in capital	222,751,657	222,751,657
Statutory reserve	98,357	98,357
Accumulated deficits	(155,924,902)	(152,276,434)
Accumulated other comprehensive loss	(4,593,257)	(3,623,005)
Total Future FinTech Group, Inc. stockholders’ equity	62,346,501	66,965,221
Non-controlling interests	(1,416,410)	(1,279,580)
TOTAL STOCKHOLDERS’ EQUITY	60,930,091	65,685,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	90,929,817	85,017,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$3,808,991	$7,418,277	$7,202,956	$10,884,642
Cost of revenues-third party	2,201,188	6,042,857	4,025,558	7,721,245
Cost of revenues-related party	348,636	-	710,594	-
Gross profit	1,259,167	1,375,420	2,466,804	3,163,397

Operating Expenses
General and administrative expenses	2,545,955	2,649,979	6,024,355	6,060,389
Research and development expenses	116,366	770,105	325,089	1,203,160
Selling expenses	123,812	349,209	256,251	719,678
Impairment Loss	-	448,611	-	697,123
(Recovery) Provision of doubtful debts	(1,187,403)	(29)	(1,170,577)	1,973
Total operating expenses	1,598,730	4,217,875	5,435,118	8,682,323

Loss from operations	(339,563)	(2,842,455)	(2,968,314)	(5,518,926)

Other (expenses) income
Interest income	245,580	242,713	701,037	415,943
Interest expenses	-	(2,942)	-	(6,018)
Other (expense) income, net	(1,513,440)	389,938	(1,561,949)	385,837
Total other income, net	(1,267,860)	629,709	(860,912)	795,762

Loss from Continuing Operations before Income Tax	(1,607,423)	(2,212,746)	(3,829,226)	(4,723,164)
Income tax provision	(35,878)	(123,788)	(61,552)	(311,741)
Loss from Continuing Operations	(1,643,301)	(2,336,534)	(3,890,778)	(5,034,905)

Discontinued Operations
Gain/(Loss) on disposal of discontinued operations	105,480	(154)	105,480	(154)

NET LOSS	(1,537,821)	(2,336,688)	(3,785,298)	(5,035,059)
Less: Net Loss attributable to non-controlling interests	(65,817)	(226,296)	(136,830)	(401,505)
Net income/(loss) from continued operations attributable to Future Fintech Group, Inc.	$(1,472,004)	$(2,110,392)	$(3,648,468)	$(4,633,554)
Other comprehensive income (loss)
Loss from continued operations	(1,643,301)	(2,336,534)	(3,890,778)	(5,034,905)
Foreign currency translation – continued operations	(1,488,634)	(1,505,190)	(1,084,545)	(1,687,807)
Unrealized holding (losses)/gains on available-for-sale securities	(66,558)	-	114,293	-
Comprehensive loss - continued operation	(3,198,493)	(3,841,724)	(4,861,030)	(6,722,712)
Net income (loss) from discontinued operations	105,480	(154)	105,480	(154)
Foreign currency translation – discontinued operations	-	-	-	-
Comprehensive income (loss) - discontinued operation	105,480	(154)	105,480	(154)
Comprehensive Loss	(3,093,013)	(3,841,878)	(4,755,550)	(6,722,866)
Less: Net loss attributable to non-controlling interests	(65,817)	(226,296)	(136,830)	(401,505)
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	(3,027,196)	(3,615,582)	(4,618,720)	(6,321,361)

Earnings (Loss) per share:
Basic loss per share from continued operation	$(0.11)	$(0.16)	$(0.26)	$(0.35)
Basic earnings per share from discontinued operation	0.01	-	0.01	-
	$(0.10)	(0.16)	$(0.25)	$(0.35)

Diluted Earnings (Loss) per share:
Diluted loss per share from continued operation	$(0.11)	(0.16)	$(0.26)	$(0.34)
Diluted earnings per share from discontinued operation	0.01	-	0.01	-
	$(0.10)	(0.16)	$(0.25)	$(0.34)
Weighted average number of shares outstanding
Basic	14,645,653	13,088,090	14,645,653	13,088,090
Diluted	14,687,761	13,645,881	14,687,761	13,645,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months ended June 30, 2022

						Accumulative
			Additional			other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	deficits	loss	interests	Total
Balance at March 31, 2022	14,036,253	$14,036	$221,472,527	61,382	$(141,135,076)	$(780,479)	$(765,970)	$78,866,420
Net loss from continued operation	-	-	-	-	(2,110,238)	-	(226,296)	(2,336,534)
Foreign currency translation adjustment	-	-	-	-	-	(1,505,190)	-	(1,505,190)
Disposition of discontinued operation	-	-	-	-	(154)	-	-	(154)
Balance at June 30, 2022	14,036,253	$14,036	$221,472,527	61,382	$(143,245,468)	$(2,285,669)	$(992,266)	$75,024,542

Three Months ended June 30, 2023

						Accumulative
			Additional			Other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	Deficits	income	interests	Total
Balance at March 31, 2023	14,645,653	$14,646	$222,751,657	98,357	$(154,452,898)	$(3,038,065)	$(1,350,593)	$64,023,104
Net loss from continued operation	-	-	-	-	(1,577,484)	-	(65,817)	(1,643,301)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(66,558)	-	(66,558)
Foreign currency translation adjustment	-	-	-	-	-	(1,488,634)	-	(1,488,634)
Disposition of discontinued operation	-	-	-	-	105,480	-	-	105,480
Balance at June 30, 2023	14,645,653	$14,646	$222,751,657	98,357	$(155,924,902)	$(4,593,257)	$(1,416,410)	$60,930,091

Six Months ended June 30, 2022

						Accumulative
			Additional			other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	deficits	loss	interests	Total
Balance at December 31, 2021	14,036,253	$14,036	$220,579,277	61,382	$(138,611,914)	$(597,862)	$(590,761)	$80,854,158
Net loss from continued operation	-	-	-	-	(4,633,400)	-	(401,505)	(5,034,905)
Share-based payments-service	-	-	893,250	-	-	-	-	893,250
Foreign currency translation adjustment	-	-	-	-	-	(1,687,807)	-	(1,687,807)
Disposition of discontinued operation	-	-	-	-	(154)	-	-	(154)
Balance at June 30, 2022	14,036,253	$14,036	$221,472,527	61,382	$(143,245,468)	$(2,285,669)	$(992,266)	$75,024,542

Six Months ended June 30, 2023

						Accumulative
			Additional			Other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	Deficits	income	interests	Total
Balance at December 31, 2022	14,645,653	$14,646	$222,751,657	98,357	$(152,276,434)	$(3,623,005)	$(1,279,580)	$65,685,641
Net loss from continued operation	-	-	-	-	(3,753,948)	-	(136,830)	(3,890,778)
Unrealized gains on available-for-sale securities	-	-	-	-	-	114,293	-	114,293
Foreign currency translation adjustment	-	-	-	-	-	(1,084,545)	-	(1,084,545)
Disposition of discontinued operation	-	-	-	-	105,480	-	-	105,480
Balance at June 30, 2023	14,645,653	$14,646	$222,751,657	98,357	$(155,924,902)	$(4,593,257)	$(1,416,410)	$60,930,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,785,298)	$(5,035,059)
Net income/(loss) from discontinued operation	105,480	(154)
Net loss from continuing operations	(3,890,778)	(5,034,905)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	149,803	90,182
Amortization	28,518	28,233
Provision of doubtful debts	17,085	1,973
Share-based payments	-	893,250
Impairment of short term investment	-	697,123
Changes in operating assets and liabilities
Accounts receivable	5,088,179	2,519,226
Notes receivable	-	(1,174,122)
Other receivable	(3,107,748)	(1,198,592)
Advances to suppliers and other current assets	(15,265,659)	(2,894,838)
Accounts payable	(3,206,986)	28,461
Proceeds from amounts due from related parties, net	97,523	122,329
Repayment of amounts due to related parties, net	(112,491)	(242,828)
Accrued expenses	715,937	(569,006)
Taxes payable	-	(41,133)
Advances from customers	13,478,555	1,645,086
Net cash used in operating activities – Continued Operations	(6,008,062)	(5,129,561)
Net cash provided by operating activities – Discontinued Operations	105,480	3

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(128,098)	(52,019)
Payment of loan receivable	-	(11,363,000)
Repayment for loan receivable	14,767,621	6,000,000
Purchase of intangible assets	-	(570,351)
Net cash provided by (used in) investing activities from Continued Operations	14,639,523	(5,985,370)
		-
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends to the non-controlling interest	-	(63,477)
Proceeds from loan payable	-	4,199,879
Net cash provided by financing activities	-	4,136,402

Effect of change in exchange rate	(1,685,141)	(1,263,771)

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	7,051,800	(8,242,297)
Cash and Restricted Cash at Beginning of Year	29,735,170	50,273,517
Cash and Restricted Cash at End of Year	$36,786,970	$42,031,220

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Deferred liabilities	-	$173,764
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	-	$6,018
Cash paid for income taxes	$713,501	$41,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CORPORATE INFORMATION

Future FinTech Group Inc. (the “Company”) is a holding company incorporated under the laws of the State of Florida. The main business of the Company includes supply chain financing services and trading, asset management and cross-border money transfer services. The Company has also expanded into cryptocurrency mining and cryptocurrency market data and information service business. Prior to 2019, the Company engaged in the production and sales of fruit juice concentrates, fruit juice beverages and other fruit-related products in the People’s Republic of China (“PRC”, or “China”), and overseas markets. Due to the drastically increased production cost and tightened environmental law in China, the Company has transformed its business from fruit juice manufacturing and distribution to supply chain financing services and trading, asset management and cross-border money transfer services.

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

On April 18, 2022, the Company and Future Fintech (Hong Kong) Limited, a wholly owned subsidiary of the Company jointly acquired 100% equity interest of KAZAN S.A., a company incorporated in Republic of Paraguay for $288. The Company owns 90% and FTFT HK owns 10% of Kazan S.A., respectively. Kazan S.A. has no operation before the acquisition. The Company is developing bitcoin and other cryptocurrency mining and related service business in Paraguay. The Company has changed its name from KAZAN S.A to FTFT Paraguay S.A. on July 28, 2022.

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

On February 27, 2023, Future FinTech (Hong Kong) Limited (“Buyer”), a company incorporated in Hong Kong and a wholly owned subsidiary of Future FinTech Group Inc. (the “Company”) entered into a Share Transfer Agreement (the “Agreement”) with Alpha Financial Limited, a company incorporated in Hong Kong (“Seller”) and sole owner and shareholder of Alpha International Securities (Hong Kong) Limited, a company incorporated in Hong Kong (“Alpha HK”) and Alpha Information Service (Shenzhen) Co., Ltd., a company incorporated in China (“Alpha SZ”). Alpha HK holds Type 1 ’Securities Trading’, Type 2 ‘Futures Contract Trading’ and Type 4 ’Securities Consulting’ financial licenses issued by the Hong Kong Securities and Futures Commission. Alpha SZ provides technical support services to Alpha HK. The share transfer transaction is subject to the approval of the Securities and Futures Commission of Hong Kong (“SFC”) and the Company has recently received the approval from SFC. The acquisition is expected to close in September 2023.

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

The reverse stock split would be reflected in our June 30, 2023 and December 31, 2022 statements of changes in stockholders’ equity, and in per share data for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2023 and the results of operations and cash flows for the periods ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2023. The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date.

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

On June 16, 2023, QR (HK) Limited was dissolved and deregistered.

Based on the disposal plan and in accordance with ASC 205-20, the Company presented the operating results from these operations as a discontinued operation.

Segment Information Reclassification

The Company classified business segment into asset management service and, supply chain financing and trading, and others.

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

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. The Company’s operating losses amounted $3.89 million, and it had negative operating cash flows amounted $6.01 million as of June 30, 2023. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has raised funds through issuance of convertible notes and common stock.

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

For the six Months ended June 30, 2023:

	Income	Share	Pre-share amount

Net loss from continuing operations attributable to Future Fintech Group, Inc.	$(3,753,948)	14,645,653	$(0.26)
Net income from discontinuing operations attributable to Future Fintech Group, Inc.	$105,480	14,645,653	0.01

Basic EPS:
Loss available to common stockholders from continuing operations	$(3,753,948)	14,645,653	$(0.26)
Income available to common stockholders from discontinuing operations	$105,480	14,645,653	0.01

Dilutive EPS:

Warrants	-	42,108	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive	$(3,753,948)	14,687,761	$(0.26)
Diluted income per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$105,480	14,687,761	0.01

For the six months ended June 30, 2022:

	Income	Share	Pre-share amount

Loss from continuing operations	$(5,034,905)	13,088,090	$(0.35)
Loss from discontinuing operations	$(154)	13,088,090	$-

Basic EPS:
Loss available to common stockholders from continuing operations	$(5,034,905)	13,088,090	$(0.35)
Loss available to common stockholders from discontinuing operations	$(154)	13,088,090	$-

Dilutive EPS:

Warrants	-	557,791	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(5,034,905)	13,645,881	$(0.34)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$(154)	13,645,881	$-

Three Months ended June 30, 2023:

	Income	Share	Pre-share amount

Net loss from continuing operations attributable to Future Fintech Group, Inc.	$(1,577,484)	14,645,653	$(0.11)
Net income from discontinuing operations attributable to Future Fintech Group, Inc.	$105,480	14,645,653	0.01

Basic EPS:
Loss available to common stockholders from continuing operations	$(1,577,484)	14,645,653	$(0.11)
Income available to common stockholders from discontinuing operations	$105,480	14,645,653	0.01

Dilutive EPS:

Warrants	-	42,108	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive	$(1,577,484)	14,687,761	$(0.11)
Diluted income per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$105,480	14,687,761	0.01

Three Months ended June 30, 2022:

	Income	Share	Pre-share amount

Loss from continuing operations	$(2,110,238)	13,088,090	$(0.16)
Loss from discontinuing operations	$(154)	13,088,090	$-

Basic EPS:
Loss available to common stockholders from continuing operations	$(2,110,238)	13,088,090	$(0.16)
Loss available to common stockholders from discontinuing operations	$(154)	13,088,090	$-

Dilutive EPS:

Warrants	-	557,791	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(2,110,238)	13,645,881	$(0.16)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$(154)	13,645,881	$-

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

Allowances for doubtful accounts are maintained for expected credit losses resulting from the Company’s customers’ inability to make required payments. The allowances are based on the Company’s regular assessment of various factors, including the credit-worthiness and financial condition of specific customers, historical experience with bad debts and customer deductions, receivables aging, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. The Company maintains an allowance for credit losses in accordance with ASC Topic 326, Credit Losses (“ASC 326”) and records the allowance for credit losses as an offset to accounts receivable and contract assets, and the estimated credit losses charged to the allowance is classified as “Bad debt expense” in the consolidated statements of comprehensive income. We determine whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary.

Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivable or otherwise evaluate other circumstances that indicate that we should abandon such efforts.

The Company has assessed its accounts receivable including credit term and corresponding all its accounts receivables as of June 30, 2023. Bad debt expense was $(1,170,577) and $1,973 during the six months ended June 30, 2023 and 2022, respectively. Accounts receivables of $1.42 million and nil have been outstanding for over 90 days as of June 30, 2023 and December 31, 2022, respectively.

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

Revenue recognitions are as follows:

Sales of coals, aluminum ingots, sand and steel

The Company recognize revenue when the receipt of merchandise is confirmed by the customers, which is the point that the title of the goods is transferred to the customer.  Revenue was nil and $3.65 million during the six months ended June 30, 2023 and 2022, respectively.

Sales agent services of coals, aluminum ingots, sand and steel

For the sale of third-party products where the Company obtains control of the product before transferring it to the customer, the Company recognizes revenue based on the gross revenue amount billed to customers as sales of goods listed above. The Company considers multiple factors when determining whether it obtains control of third-party products, including evaluating if it can establish the price of the product, retains inventory risk for tangible products or has the responsibility for ensuring acceptability of the product. The Company recognizes net revenue as agent services for the sales of coals and aluminum ingots when no control obtained throughout the transactions.  Revenue was $0.48 million and nil during the six months ended June 30, 2023 and 2022, respectively.

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

The exchange rate we used to convert RMB to USD was 7.23:1 and 6.96:1 at the balance sheet dates of June 30, 2023 and December 31, 2022, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert RMB to USD were 6.93:1 and 6.48:1 for six months ended June 30, 2023 and 2022, respectively.

The exchange rate we used to convert HKD to USD was 7.84:1 and 7.80:1 at the balance sheet dates of June 30, 2023 and December 31, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert HKD to USD were 7.84:1 and 7.83:1 for six months ended June 30, 2023 and 2022, respectively.

The exchange rate we used to convert GBP to USD was 0.79:1 and 0.83:1 at the balance sheet dates of June 30, 2023 and December 31, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert GBP to USD were 0.81:1 and 0.77:1 for six months ended June 30, 2023 and 2022, respectively.

The exchange rate we used to convert AED to USD was 3.66:1 and 3.67:1 at the balance sheet dates of June 30, 2023 and December 31, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert AED to USD were 3.67:1 and 3.67:1 for six months ended June 30 2023 and 2022, respectively.

The exchange rate we used to convert PYG to USD was 7258.03:1 and 7322.90:1 at the balance sheet dates of June 30, 2023 and December 31, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rate we used to convert PYG to USD was 7240.40:1 for six months ended June 30 2023.

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

Short-term investments

Short-term investments consist primarily of investments in fixed deposits with original maturities between three months and one year and certain investments in wealth management products and other investments that the Company has the intention to redeem within one year. Fair valued or carried at amortized costs. As of June 30, 2023 and December 31, 2022, the short-term investments amounted to $1.06 million and $0.99 million, respectively. Due to fluctuations of the quoted shares included in its investment portfolios, the Company unrealized holding gains on available-for-sale securities of $0.11 million on June 30, 2023 and recognized an impairment to the investment portfolio of $0.91 million on December 31, 2022.

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

3. VARIABLE INTEREST ENTITY

The carrying amount of the VIE’s consolidated assets and liabilities are as follows:

	June 30,	December 31,
	2023	2022

Cash and cash equivalents	$15,689	$12,684
Other receivables	1,196	768
Other current assets	6,925	14,371
Total current assets	23,810	27,823
Property and equipment, net	71	98
Intangible assets	-	88,302
Total assets	23,881	116,223
Total liabilities	(238,771)	(248,964)
Net assets	$(214,890)	$(132,741)

	June 30,	December 31,
	2023	2022
Current liabilities:
Accounts payable	$17,982	$18,657
Accrued expenses and other payables	5,029	6,455
Advances from customers	2,552	2,648
Amount due to related party	213,208	221,204
Total current liabilities	238,771	248,964
Total liabilities	$238,771	$248,964

The summarized operating results of the VIE’s are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$61,922	$652	$72,810	$652
Gross profit	4,988	639	9,828	640
Net loss	(2,361)	(51,194)	(19,558)	(94,752)

4. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

	June 30,	December 31,
	2023	2022

Supply Chain Financing/Trading	$1,415,853	$6,624,654
Asset management service	1,283,617	1,145,518
Others	$9,023	$26,500
Total accounts receivable, net	$2,708,493	$7,796,672

The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	June 30,	December 31,
	2023	2022

Debtor A	32.70%	46.08%
Debtor B	33.41%	15.65%
Debtor C	19.58%	14.26%
Total accounts receivable, net	85.69%	75.99%

5. OTHER RECEIVABLES

As of June 30, 2023, the balance of other receivables was $5.74 million.

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

In addition, other receivables included total $1.48 million deposit paid and prepayments to third parties.

As of December 31, 2022, the balance of other receivables was $2.65 million.

On October 1, 2022, FTFT UK Limited (the “Buyer”), a wholly owned subsidiary of the Company acquired 100% equity interest of Khyber Money Exchange Ltd. (“Khyber”) for £786,887. Buyer deposited £400,000 for cash balance expected to be left in the bank account of Khyber at the closing to the Buyer’s solicitors’ client account upon the final closing of the acquisition, and the Buyer’s solicitors shall refund the amount after deducting the cash balance in Khyber’s account upon closing. As of January 9, 2023, the Company has received refund $0.24 million.

As of April 22, 2022, FTFT Super Computing Inc. entered into a “Electricity Sales and Purchase Agreement” with a third-party seller. FTFT Super Computing Inc. provided an initial amount of Adequate Assurance to the seller in the form of a cash deposit in the amount of $1.00 million and has receivables from resale of electricity $0.24 million.

In addition, other receivables included total $1.17 million deposit paid and prepayments to third parties.

6. LOAN RECEIVABLES

As of June 30, 2023, the balance of loan receivables was $4.91 million, which was from a third party.

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

On May 31, 2022, FTFT HK entered into a “Loan Agreement” with the same third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of $6.36 million to the third party at the annual interest rate of 10% from May 31, 2022 to May 30,2023. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $6.36 million.

On December 26, 2022, FTFT HK entered into a “Loan Agreement” with the same third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of $0.40 million to the third party at the annual interest rate of 10% from December 26, 2022 to March 26, 2023. As of April 17, 2023, the Company has received repayment $0.40 million.

On July 14, 2022, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $6.92 million (RMB50 million) to the third party at the annual interest rate of 8% from July 15, 2022 to July 14, 2023, guarantee by Junde Chen. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $4.83 million (RMB35 million). The amount of $2.07 million (RMB15 million) will be repaid within 6 months.

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

On March 10, 2022, FTFT HK entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of $5.00 million to the third party at the annual interest rate of 10% from March 10, 2022 to September 9, 2023. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $2.16 million.

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

On July 14, 2022, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $7.28 million (RMB50 million) to the third party at the annual interest rate of 8% from July 15, 2022 to July 14, 2023, guarantee by Junde Chen. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $5.09 million (RMB35 million). The amount of $2.18 million (RMB15 million) will be repaid within 6 months.

7. SHORT - TERM INVESTMENT

As of June 30, 2023, the balance of short - term investments were $1.06 million. On September 6, 2021, Future Private Equity Fund Management (Hainan) Co., Ltd. invested RMB13,000,000 ($1.79 million) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. According to the market value, the Company’s balance of the short - term investment was $1.06 million on June 30, 2023. Due to fluctuations of the quoted shares included in its investment portfolios, the Company unrealized holding gains on available-for-sale securities of $0.11 million.

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

8. OTHER CURRENT ASSETS

The amount of other current assets consisted of the followings:

	June 30,	December 31,
	2023	2022

Prepayments for Supply Chain Financing/Trading	$14,955,258	$3,766,643
Prepayments for Sand and Steel Supply Chain Financing/Trading	3,938,132	-
Prepaid expenses	110,762	72,544
Others	906,461	831,077
Total	$19,910,613	$4,670,264

9. GOODWILL

As of June 30, 2023 and December 31, 2022, the balance of goodwill mainly represented an amount of $13.98 million that arose from acquisition of Nice Talent Asset Management Limited (“Nice Talent”) in 2021 and Khyber Money Exchange Ltd., in 2022.

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

On October 1, 2022, FTFT UK Limited, a wholly owned subsidiary of the Company, acquired 100% equity interest of Khyber Money Exchange Ltd., a company incorporated in England and Wales, for £786,887 ($0.95 million).

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

11. LEASES

The Company’s non-cancellable operating leases consist of leases for office space. The Company is the lessee under the terms of the operating leases. For the six months ended June 30, 2023, the operating lease cost was $0.88 million.

The Company’s operating leases have remaining lease terms of approximately 45 months. As of June 30, 2023, the weighted average remaining lease term and weighted average discount rate were 3.75 years and 4.75%, respectively.

Maturities of lease liabilities were as follows:

Operating
As of June 30,	Lease
From July 1, 2023 to July 31, 2024	$371,336
From July 1, 2024 to July 31, 2025	231,889
From July 1, 2025 to July 31, 2026	204,000
From July 1, 2026 to July 31, 2027	153,000
Total	$960,225
Less: amounts representing interest	$75,972
Present Value of future minimum lease payments	884,253
Less: Current obligations	297,571
Long term obligations	$586,682

The Company leases office space and equipment under various short-term operating leases. As permitted by ASC 842, the Company has elected the practical expedient for short-term leases, whereby lease assets and lease liabilities are not recognized on the balance sheet. Short term leases cost was $0.14 million for six months ended June 30, 2023.

12. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2023	2022

Office equipment, fixtures and furniture	$561,668	$491,022
Vehicle	859,646	798,955
Building	37,590	37,785
Subtotal	1,458,904	1,327,762
Less: accumulated depreciation and amortization	(430,112)	(277,094)
Construction in progress	3,356,020	3,372,301
Impairment	(5,483)	(5,688)
Total	$4,379,329	$4,417,281

Depreciation expense included in general and administration expenses for the six months ended June 30, 2023 and 2022 was $149,803 and $90,182, respectively. Depreciation expense included in cost of sales for the six months ended June 30, 2023 and 2022 was nil, respectively.

13. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,	December 31,
	2023	2022

Trademarks	$830	862
System and software	2,506,162	2,578,647
Subtotal	2,506,992	2,579,509
Less: accumulated depreciation and amortization	(222,372)	(199,151)
Less: impairment	(1,795,069)	(1,862,289)
Total	$489,551	$518,069

Amortization expense included in general and administration expenses for the six months ended June 30, 2023 and 2022 was $28,518 and $28,233, respectively. Amortization expense included in cost of sales for the six months ended June 30, 2023 and 2022 was nil, respectively.

The estimated amortization is as follows:

As of June 30, 2023	Estimated amortization expense
From July 1, 2023 to July 31, 2024	$57,035
From July 1, 2024 to July 31, 2025	57,035
From July 1, 2025 to July 31, 2026	57,035
From July 1, 2026 to July 31, 2027	57,035
From July 1, 2027 to July 31, 2028	57,035
Thereafter	204,376
Total	$489,551

14. NOTE PAYABLE

Note payable consist of the following:

	Issue date	Principal amount US$	Mature date	Fee
FUCE Future Supply Chain (Xi’an) Co., Ltd.	August 10, 2022	$1,383,930	August 10, 2023	0.05%
FUCE Future Supply Chain (Xi’an) Co., Ltd.	August 12, 2022	691,965	August 12, 2023	0.05%
FUCE Future Supply Chain (Xi’an) Co., Ltd.	July 28, 2022	691,965	July 28, 2023	0.05%
FUCE Future Supply Chain (Xi’an) Co., Ltd.	December 19, 2022	691,965	December 19, 2023	0.05%
Total		$3,459,825

At maturity, the Notes are payable at their principal amount thereon. The occurring with respect to any of the Company’s indebtedness, an event of default resulting in accelerated maturity or a failure to pay principal, interest or premium when due, the overdue interest shall be charged at 0.05% per day, without the need to notify the applicant and sign another loan contract. As of June 30, 2023, there was no such event of default.

15. ACCOUNT PAYABLES

The amount of account payables were consisted of the followings:

	June 30,	December 31,
	2023	2022

Supply Chain Financing/Trading payment	$378,608	$3,584,920
Others	17,983	18,657
Total	$396,591	$3,603,577

16. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables consisted of the followings:

	June 30,	December 31,
	2023	2022

Legal fee and other professionals	$64,303	$533,048
Wages and employee reimbursement	67,275	763,983
Suppliers	1,040,142	708,287
Accruals	1,758,473	208,938
Total	$2,930,193	$2,214,256

17. ADVANCES FROM CUSTOMERS

The amount of advances from customers consisted of the followings:

	June 30,	December 31,
	2023	2022

Coal and Aluminum Ingots Supply Chain Financing/Trading	$14,669,656	$1,233,592
Others	45,140	2,649
Total	$14,714,796	$1,236,241

18. DEFERRED LIABILITIES

As of June 30, 2023 and December 31, 2022, the balance of deferred liabilities mainly represented an amount of $7.39 million that arose from the payment for the remaining 40% of the Purchase Price of the acquisition of Nice Talent Asset Management Limited (“Nice Talent”). 20% and 20% of the Purchase Price in two installments for 20% each shall be paid in shares of common stock of the Company upon the completion of the audited reports for Nice Talent for the years ended on December 31, 2021 and 2022, respectively. However, the 40% of the Purchase Price has not been paid in the shares of common stock of the Company as of the date of this report.

19. RELATED PARTY TRANSACTION

As of June 30, 2023, the amounts due to the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Zhi Yan	212,358	General Manager of a subsidiary of the Company	Accrued expenses, interest free and payment on demand.
Reits (Beijing) Technology Co., Ltd	14,013	Zhi Yan is the legal representative of this company	Acquisition of intangibles upon the full completion of the online platform pursuant to an agreement originally entered between parties before Zhi Yan became a related party. The amount is interest free and payment on demand.
Total	$226,372

As of June 30, 2023, the amounts due from the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Kai Xu	50,365	Deputy General Manager of a subsidiary of the Company	Prepaid expenses, interest free and payment on demand.
Ming Yi	5,168	Chief Financial Officer of the Company	Prepaid expenses, interest free and payment on demand.
Total	$55,533

During six months ended June 30, 2023, the Company had the following transactions with related parties:

Name	Amount	Relationship	Note
JKNDC Limited	$(3,827)	A company owned by the minority shareholder of NTAM	Other income
JKNDC Limited	710,594	A company owned by the minority shareholder of NTAM	Cost of revenue- Asset management service payable to JKNDC
Alpha Yield Limited	411,184	A director of NTAM is a shareholder of this company	Consultancy fee payable to Alpha Yield
Nice Talent Partner Limited	229,627	A company owned by the minority shareholder of NTAM	Consultancy fee payable to Nice Talent Partner

As of December 31, 2022, the amount due to the related parties was consisted of the followings:

Name	Amount (US$)	Relationship	Note
Reits (Beijing) Technology Co., Ltd	14,538	Zhi Yan is the legal representative of this company	Acquisition of intangibles upon the full completion of the online platform pursuant to an agreement originally entered between parties before Zhi Yan was the general manager of our subsidiary.
Zhi Yan	230,281	General Manager of a subsidiary of the Company	Other payables, interest free and payment on demand.
Total	$244,819

As of December 31, 2022, the amount due from the related parties was consisted of the followings:

Name	Amount	Relationship	Note
Kai Xu	$16	Deputy General Manager of a subsidiary of the Company	Advance to the officer, interest free and payment on demand.
Ming Yi	12,135	Chief Financial Officer of the Company	Advance to the officer, interest free and payment on demand.
Jing Chen	971	Vice president of the Company	Advance to the officer, interest free and payment on demand.
Ola Johannes Lind	2,168	Chief Executive Officer of the FTFT Capital Investments L.L.C. and Chief Strategy Officer of the Company	Advance to the officer, interest free and payment on demand.
Wong Tai Kue	37,836	NTAM’s Director	Advance to the directors Amount is interest free and payment on demand.
Total	$53,126

*	The related party transactions have been approved by the Company’s Audit Committee.

20. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. The applicable tax rate is 21% in 2023 and 2022. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the six months ended June 30, 2023 and 2022. For the six months ended June 30, 2023 and 2022, the Company had current income tax expenses of $61,552 and $311,741, respectively.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the six months ended June 30, 2023, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE.

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

FTFT Capital investments L.L.C is incorporated in Dubai, United Arab Emirates. The applicable tax rate is nil in Dubai, United Arab Emirates.

Digipay Fintech Limited is incorporated in British Virgin Island. The applicable tax rate is nil in British Virgin Island.

FTFT Paraguay S.A. is incorporated in Republic of Paraguay. The applicable tax rate is 10% in Paraguay.

Reconciliation of the differences between the statutory EIT rate applicable to profits of the consolidated entities and the income tax expenses of the Company:

	June 30, 2023	June 30, 2022

Loss before taxation	$(3,829,226)	$(4,723,164)
PRC statutory tax rate	25%	25%
Computed expected benefits	(957,307)	(1,180,791)
Others, primarily the differences in tax rates	223,650	306,902
Effect of tax losses not recognized	795,209	1,185,630
Total	$61,552	$311,741

21. IMPAIRMENT LOSS

The Company recorded nil and $0.70 million of impairment loss in six months ended 2023 and 2022 relating to the short - term investment mainly due to Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.94 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. The Company may still suffer significant impairment loss or downward adjustments of our investments in the future, due to the potential worsening global economic conditions, high interest rate and the volatility in the continuing low market price of shares that caused the Company to recognize a fair-value loss in six months ended June 30, 2022. According to the market value, the Company’s balance of the short - term investment was $1.26 million on June 30, 2022.

22. SHARE BASED COMPENSATION

On February 1, 2023, the Company effected a 1-for-5 reverse stock split of the Company’s authorized shares of common stock from 300,000,000 shares to 60,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock.

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

Restricted net assets

PRC laws and regulations permit payments of dividends by the Company’s subsidiaries incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiaries incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless the reserve has reached 50% of their respective registered capital. Furthermore, registered share capital and capital reserve accounts are also restricted from distribution. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiaries incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends. The restriction amounted to $30.70 million (RMB212,706,932) as of June 30, 2023. Except for the above or disclosed elsewhere, there is no other restriction on the use of profits generated by the Company’s subsidiaries to satisfy any obligations of the Company.

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

23. SEGMENT REPORTING

In its operation of the business, management, including our chief operating decision maker, who is our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with GAAP. The Company operates in three segments: supply chain financing service and trading business, asset management service and others.

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

Three months ended June 30, 2023

	Asset management service	Supply chain financing/ trading	Others	Total
Reportable segment revenue	$3,255,065	$369,993	$183,933	$3,808,991
Inter-segment loss	-	-	-	-
Revenue from external customers	$3,255,065	369,993	183,933	3,808,991
Segment gross profit	$1,125,152	$69,644	$64,371	$1,259,167

Three months ended June 30, 2022

	Asset management service	Supply chain financing/ trading	Others	Total
Reportable segment revenue	$3,696,433	$3,654,981	$66,863	$7,418,277
Inter-segment loss	-	-	-	-
Revenue from external customers	$3,696,433	3,654,981	66,863	7,418,277
Segment gross profit	$1,248,314	$60,255	$66,851	$1,375,420

Six months ended June 30, 2023:

	Asset management service	Supply chain financing/ trading	Others	Total
Reportable segment revenue	$6,418,129	$480,792	$304,035	$7,202,956
Inter-segment loss	-	-	-	-
Revenue from external customers	$6,418,129	480,792	304,035	7,202,956
Segment gross profit	$2,181,459	$175,500	$109,845	$2,466,804

Six months ended June 30, 2022:

	Asset management service	Supply chain financing/ trading	Others	Total
Reportable segment revenue	$7,152,808	$3,654,982	$76,852	$10,884,642
Inter-segment loss	-	-	-	-
Revenue from external customers	$7,152,808	3,654,982	76,852	10,884,642
Segment gross profit	$3,026,301	$60,256	$76,840	$3,163,397

Loss before Income Tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Supply chain financing/trading	$(287,602)	$3,014	$(68,423)	$102,131
Asset management service	901,980	518,486	1,684,157	1,017,328
Others	(417,994)	199,025	(403,423)	838,744
Corporate and Unallocated	2,670,206	2,867,641	5,083,719	5,928,358
Total operating expenses and other expense	2,866,590	3,588,166	6,296,030	7,886,561
Loss before Income Tax	$(1,607,423)	$(2,212,746)	$(3,829,226)	$(4,723,164)

Segment assets:

	June 30, 2023	December 31, 2022
Supply chain financing/trading	$35,803,626	$26,487,090
Asset management service	3,697,940	3,387,506
Others	16,374,244	14,090,091
Corporate and Unallocated	35,054,007	41,053,032
Total assets	$90,929,817	$85,017,719

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

Settlement with SEC

On December 17, 2019, the Company announced that it received a subpoena from the SEC’s Division of Enforcement requiring the Company to produce documents and other information and the Company has cooperated with the SEC’s investigation and information request. On July 3, 2023, the SEC announced a settlement of the investigation with the Company. Without admitting or denying the SEC’s findings, the Company has consented to: (i) cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and (3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20, 13a-1, 13a-13 and 13a-15(a) thereunder; (ii) pay a civil money penalty in the amount of $1,650,000 to the Securities and Exchange Commission for transfer to the general fund of the United States Treasury, subject to Exchange Act Section 21F(g)(3) and the payment shall be made in the following installments: the first installment of $150,000 shall be paid within ten (10) days of July 3, 2023 (the “Order Date”); the second installment of $375,000 shall be paid within 90 days of the Order Date; the third installment of $375,000 shall be paid within 180 days of the Order Date; the fourth installment of $375,000 shall be made within 270 days of the Order Date; and the last installment of $375,000 shall be made within 360 days of the Order Date; (iii) retain, within sixty (60) days of the Order Date, at Company’s own expense, a qualified independent consultant (the “Consultant”) not unacceptable to the SEC staff, to test, assess, and review the Company’s internal accounting controls and internal control over financial reporting (collectively, “review), and the Consultant, at the conclusion of the review, which in no event shall be no more than 180 days after the Order Date, to submit a report of the Consultant to the Company and the SEC staff and the report shall address the Consultant’s findings and shall include a description of the review performed, the conclusions reached, and the Consultant’s recommendations for changes or improvements; and (iv) adopt, implement, and maintain all policies, procedures and practices recommended in the report of the Consultant within 120 days of receiving the report from the Consultant. The first installment of $150,000 has been paid by the Company on July 7, 2023.

25. RISKS AND UNCERTAINTIES

Impact of COVID 19

In December 2019, a novel strain of coronavirus was reported and has spread throughout China and other parts of the world. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China.  In response to the evolving dynamics related to the COVID-19 outbreak, the Company was following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China were closed and the employees worked from home at the end of January 2020 until late March 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have materially negatively impacted our business. The outbreak has had and might continue to have disruption to our supply chain, logistics providers, customers or our marketing activities with the new variants of COVID-19, which could materially adversely impact our business and results of operations. There were outbreaks in various cities and provinces in China due to Omicron variant, such as Xi’an city, Hong Kong, Shanghai, Beijing and other cities in 2022, which have resulted quarantines, travel restrictions, and temporary closure of office buildings and facilities in these cities. In December 2022, the Chinese government eased its strict zero COVID-19 policy which resulted in a surge of new COVID-19 cases during December 2022 and January 2023, which has disrupted our business operations in China.  The Company’s promotion strategy of CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences. Chinese government put a restriction on large gatherings in 2020 and 2021, which made the promotion strategy for our online e-commerce platforms difficult to implement and the Company experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, in June 2021, the Company suspended its cross-border e-commerce platform NONOGIRL which later being closed. Also, since the second quarter of 2021, the Company has transformed its member-based Chain Cloud Mall to a sale agent based eCAAS platform and began to provide supply chain financing services.

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

Further, as we do not have access to a revolving credit facility, there can be no assurance that we would be able to secure commercial debt financing in the future in the event that we require additional capital. In the event that we do need to raise capital in the future and there is any outbreak due to new variants, outbreak-related instability in the securities markets could adversely affect our ability to raise additional capital.

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

Customer concentration risk

For six months ended June 30, 2023, one customer accounted for 79.62% of the Company’s total revenues. For six months ended June 30, 2022, one customer accounted for 61.05% of the Company’s total revenues.

Vendor concentration risk

For six months ended June 30, 2023, four vendors accounted for 27.78%, 12.31%, 11.63% and 11.48% of the Company’s total purchases. For six months ended June 30, 2022, four vendors accounted for 25.20%, 24.15%, 12.72% and 10.63% of the Company’s total purchases.

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

Overview of Our Business

Future FinTech is a holding company incorporated under the laws of the State of Florida. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to a supply chain financing service and trading business, asset management and cross-border money transfer services. The main business of the Company includes supply chain financing services and trading, asset management and cross-border money transfer services. The Company has also expanded into cryptocurrency mining, cryptocurrency market data and information service businesses.

In March 2022, FTFT UK Limited received approval to operate as an Electronic Money Directive (“EMD”) Agent and has been registered as such with the Financial Conduct Authority (FCA), a UK regulator. This status grants FTFT UK Limited the ability to distribute or redeem e-money and provide certain financial services on behalf of an e-money institution (registration number 903050).

On April 18, 2022, the Company and Future Fintech (Hong Kong) Limited, a wholly owned subsidiary of the Company jointly acquired 100% equity interest of KAZAN S.A., a company incorporated in Republic of Paraguay for $288. The Company owns 90% and FTFT HK owns 10% of Kazan S.A., respectively. Kazan S.A. has no operation before the acquisition. The Company is developing bitcoin and other cryptocurrency mining and related service business in Paraguay. The Company has changed its name from KAZAN S.A to FTFT Paraguay S.A. on July 28, 2022.

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

On February 27, 2023, Future FinTech (Hong Kong) Limited (“Buyer”), a company incorporated in Hong Kong and a wholly owned subsidiary of Future FinTech Group Inc. (the “Company”) entered into a Share Transfer Agreement (the “Agreement”) with Alpha Financial Limited, a company incorporated in Hong Kong (“Seller”) and sole owner and shareholder of Alpha International Securities (Hong Kong) Limited, a company incorporated in Hong Kong (“Alpha HK”) and Alpha Information Service (Shenzhen) Co., Ltd., a company incorporated in China (“Alpha SZ”). Alpha HK holds Type 1 ’Securities Trading’, Type 2 ‘Futures Contract Trading’ and Type 4 ’Securities Consulting’ financial licenses issued by the Hong Kong Securities and Futures Commission. Alpha SZ provides technical support services to Alpha HK. The share transfer transaction is subject to the approval of the Securities and Futures Commission of Hong Kong (“SFC”) and the Company has recently received the approval from SFC. The acquisition is expected to close in September 2023.

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

We are a holding company incorporated in Florida and we are not a Chinese operating company. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our subsidiaries in China, Hong Kong, Dubai and UK. We also operate a blockchain based online shopping mall through contractual arrangements with a variable interest entity (VIE) – Cloud Chain E-Commerce (Tianjin) Co., Ltd. or E-Commerce Tianjin in China which currently has very limited business and this structure involves unique risks. Our shares of common stock are shares of our Florida holding company, and we do not have any equity ownership of the VIE, instead we control and receive the economic benefits of the VIE’s business operations through certain contractual arrangements, which are used to replicate foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in value added telecom/e-commerce business. Chinese regulatory authorities could disallow the VIE structure, which could result in a material change in our operations and/or value of our shares, including that it could cause the value of shares to significantly decline or become worthless.

There are legal and operational risks associated with being based in and having a substantial majority of operations in China and Hong Kong. These risks could result in a material change in our operations and/or the value of our common stock or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our shares to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued an announcement to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. On February 15, 2022, Cybersecurity Review Measures published by Cyberspace Administration of China or the CAC, National Development and Reform Commission, Ministry of Industry and Information Technology, Ministry of Public Security, Ministry of State Security, Ministry of Finance, Ministry of Commerce, People’s Bank of China, State Administration of Radio and Television, China Securities Regulatory Commission (“CSRC”), State Secrecy Administration and State Cryptography Administration became effective, which provides that, Critical Information Infrastructure Operators (“CIIOs”) that intend to purchase internet products and services and Online Platform Operators engaging in data processing activities that affect or may affect national security shall be subject to the cybersecurity review by the Cybersecurity Review Office. On November 14, 2021, CAC published the Administration Measures for Cyber Data Security (Draft for Public Comments), or the “Cyber Data Security Measure (Draft)”, which requires cyberspace operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. On July 7, 2022, CAC promulgated the Measures for the Security Assessment of Data Cross-border Transfer, effective on September 1, 2022, which requires the data processors to apply for data cross-border security assessment coordinated by the CAC under the following circumstances: (i) any data processor transfers important data to overseas; (ii) any critical information infrastructure operator or data processor who processes personal information of over 1 million people provides personal information to overseas; (iii) any data processor who provides personal information to overseas and has already provided personal information of more than 100,000 people or sensitive personal information of more than 10,000 people to overseas since January 1st of the previous year; and (iv) other circumstances under which the data cross-border transfer security assessment is required as prescribed by the CAC. On February 17, 2023, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises (the “New Overseas Listing Rules”) with five interpretive guidelines, which took effect on June 30, 2023. The New Overseas Listing Rules require Chinese domestic enterprises to complete filings with relevant governmental authorities and report related information under certain circumstances, such as: a) an issuer making an application for initial public offering and listing in an overseas market; b) an issuer making an overseas securities offering after having been listed on an overseas market; c) a domestic company seeking an overseas direct or indirect listing of its assets through single or multiple acquisition(s), share swap, transfer of shares or other means. According to the Notice on Arrangements for Overseas Securities Offering and Listing by Domestic Enterprises, published by the CSRC on February 17, 2023, a company that (i) has already completed overseas listing or (ii) has already obtained the approval for the offering or listing from overseas securities regulators or exchanges but has not completed such offering or listing before effective date of the new rules and completes such offering or listing before September 30, 2023 are considered as an existing listed company and is not required to make any filing until it conducts a new offering in the future. Furthermore, upon the occurrence of any of the material events specified below after an issuer has completed its offering and listed its securities on an overseas stock exchange, the issuer shall submit a report thereof to the CSRC within 3 working days after the occurrence and public disclosure of the event: (i) change of control; (ii) investigations or sanctions imposed by overseas securities regulatory agencies or other competent authorities; (iii) change of listing status or transfer of listing segment; or (iv) voluntary or mandatory delisting. On February 24, 2023, the CSRC, the Ministry of Finance, the National Administration of State Secretes Protection and the National Archives Administration released the Provisions on Strengthening the Confidentiality and Archives Administration Related to the Overseas Securities Offering and Listing by Domestic Companies, or the Confidentiality and Archives Administration Provisions, which took effect on March 31, 2023. PRC domestic enterprises seeking to offer securities and list in overseas markets, either directly or indirectly, shall establish and improve the system of confidentiality and archives work, and shall complete approval and filing procedures with competent authorities, if such PRC domestic enterprises or their overseas listing entities provide or publicly disclose documents or materials involving state secrets and work secrets of state organs to relevant securities companies, securities service institutions, overseas regulatory agencies and other entities and individuals. It further stipulates that (i) providing or publicly disclosing documents and materials which may adversely affect national security or public interests, and accounting records or photocopies thereof to relevant securities companies, securities service institutions, overseas regulatory agencies and other entities and individuals shall be subject to corresponding procedures in accordance with relevant laws and regulations; and (ii) any working papers formed in the territory of the PRC by securities companies and securities service agencies that provide domestic enterprises with securities services relating to overseas securities issuance and listing shall be stored in the territory of the PRC, the outbound transfer of which shall be subject to corresponding procedures in accordance with relevant laws and regulations. As of the date of this report, these new laws and guidelines that became effective have not impacted the Company’s ability to conduct its business, accept foreign investment or list on a U.S. or other foreign stock exchange except for the filing requirement under New Overseas Listing Rules; however, new rules and regulations could be adopted and there are uncertainties in the interpretation and enforcement of existing laws and guidelines, which could materially and adversely impact our business and financial outlook and may impact our ability to accept foreign investments or continue to list on a U.S. or other foreign stock exchange. The VIE and certain subsidiaries of the Company are incorporated and operating in mainland China and they have received all required permissions from Chinese authorities to operate their current business in China, including Business licenses, Bank Account Open Permits and Value Added Telecom Business License. As of the date of this report, we, our subsidiaries and the VIE in China are not subject to permission requirements from the CSRC or CAC or any other entity that is required to approve of the VIE’s operations and have not received or were denied such permissions by any PRC authorities. Currently, we are required to file with CSRC for any offerings under New Overseas Listing Rules. Given the current PRC regulatory environment, it is uncertain whether we, our subsidiaries or the VIE, will be able to obtain permission from the PRC government to offer our securities to foreign investors, and even when such permission is obtained, whether it will be denied or rescinded. If we or any of our subsidiaries or the VIE do not receive or maintain such permissions or approvals, inadvertently conclude that such permissions or approvals are not required, or applicable laws, regulations, or interpretations change and we or our subsidiaries are required to obtain such permissions or approvals, it could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of our securities to significantly decline or become worthless. If applicable laws, regulations, or interpretations change and the VIE is required to obtain permissions or approvals in the future, we may face substantial uncertainties as to whether we can obtain such permissions or approvals in a timely manner, or at all. Failure to take timely and appropriate measures to adapt to any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations.

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

We sign purchase and sale agreements with suppliers and buyers. The suppliers are responsible for the supply and transportation of the commodities to the end users’ designated freight yard or transfer the title of them to us in certain warehouses. We are considered as trading agent if we don’t take control over of the goods and the revenues will be recognized as agent service fees instead of entire purchase price of the goods. We select the customers and suppliers that have good credit and reputation.

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

NTAM’s main revenue is generated from providing professional advices to clients and management fees for managing the investment of the clients. As of June 30, 2023, NTAM has approximately US$242 million assets under its management.

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

FTFT Finance is a financial platform that enables its customers to send their hard-earned money to their countries of origin, or any other countries of their liking, with ease and at a reasonable cost, transparent exchange rate and without any hidden charges. We believe that it is our understanding of our customers and their diverse backgrounds that has helped FTFT Finance to become a credible and trustworthy money remittance business. The FTFT Pay platform and system support direct connections to over 130 countries and their local banks, targeting customers with transfer destinations based in prominent countries across the Middle East and Southeast Asia.

Remittance service is a highly saturated market in the United Kingdom. There are many companies that offer remittance services, however, FTFT Finance only sees Ace Money Transfer, Wise (formerly known as Transfer Wise), Remitly and Remit World as its main competitors.

FTFT Finance has an edge over companies like wise in many different ways, for example, FTFT Finance offers competitive rates for its services and does not charge customer fees for remittance to Pakistan as it receives its rebate from local banks. This approach provides us an advantage over our competitors.

Expats living in the United Kingdom often send money to their relatives either to support them, for emergency uses or weddings, etc. The UK has a large migrant population of Indians, Pakistanis and Bangladeshis.

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

Recent Developments Related to the COVID-19 Outbreak

In December 2019, a novel strain of coronavirus was reported and has spread throughout China and other parts of the world. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China. In response to the evolving dynamics related to the COVID-19 outbreak, the Company followed the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China were closed and the employees worked from home at the end of January 2020 until late March 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have materially negatively impacted our business. The outbreak has had and continues to have disruption to our supply chain, logistics providers, customers or our marketing activities with the new variants of COVID-19, which could materially adversely impact our business and results of operations, especially to our supply chain financing and trading business during the first quarter of 2022. There were outbreaks in various cities and provinces in China due to Omicron variant in many cities, such as Xi’an city, Hong Kong, Shanghai and Beijing in 2022, which have resulted quarantines, travel restrictions, and temporary closure of office buildings and facilities in these cities. In December 2022, the Chinese government eased its strict zero COVID-19 policy which resulted in a surge of new COVID-19 cases during December 2022 and January 2023, which has disrupted our business operations in China. The Company’s promotion strategy of CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences. Chinese government put a restriction on large gatherings in 2020 and 2021, which made the promotion strategy for our online e-commerce platforms difficult to implement and the Company experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, in June 2021, the Company suspended its cross-border e-commerce platform NONOGIRL which later being closed. Also, since the second quarter of 2021, the Company has transformed its member-based Chain Cloud Mall to a sale agent based eCAAS platform and began to provide supply chain financing services.

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

Further, as we do not have access to a revolving credit facility, there can be no assurance that we would be able to secure commercial debt financing in the future in the event that we require additional capital. In the event that we do need to raise capital in the future and there is any outbreak due to new variants, outbreak-related instability in the securities markets could adversely affect our ability to raise additional capital.

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

Results of Operations

Comparison of Three Months ended June 30, 2023 and 2022:

Revenue

The following table presents our consolidated revenues for the three months ended June 30, 2023 and 2022, respectively:

	Three months ended June 30,		Change
	2023	2022	Amount	%
Asset management service	3,255,065	3,654,981	(399,916)	(10.94)%
Supply Chain Financing/Trading	369,993	3,696,433	(3,326,440)	(89.99)%
Others	183,933	66,863	117,070	175.09%
Total	$3,808,991	$7,418,277	$(3,609,286)	(48.65)%

Revenue for the three months ended June 30, 2023 was $3.8 million, an decrease of $3.6 million, or 48.65%, from $7.4 million for the same period of the last fiscal year. The decrease in revenue for the three months ended June 30, 2023 was primarily due to significant decrease in revenue from supply chain financing/trading business from $3.7 million for the three months ended June 30, 2022 to $369,993 for the three months ended June 30, 2023 as the Company had more trading agent type of business for a fee instead of taking control over the goods which generates more overall revenue for purchase price of the entire goods.

Asset management service decreased by $0.40 million from $3.66 million during the three months ended June 30, 2022 to $3.26 million in the same period of 2023, which mainly due to that clients are cautious on investing stock and other investments during current market condition in the second quarter 2023, which has reduced our revenue in asset management fees.

Others are mainly from CCM platform service fees and promotion income for the stores on the platform, etc.

Gross Profit and Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended June 30, 2023 and 2022, respectively:

	Three months ended June 30,
	2023		2022
	Gross profit	Gross margin	Gross profit	Gross margin
Asset management service	1,125,152	34.57%	1,248,314	33.77%
Supply Chain Financing/Trading	69,644	18.82%	60,255	1.65%
Others	64,371	35.00%	66,851	99.98%
Total	$1,259,167	33.06%	$1,375,420	18.54%

Gross profits for the three months ended June 30, 2023 was $1.26 million, an decrease from $1.38 million for the same period of the last fiscal year. Overall gross margin as a percentage of revenue was 33.06% for the three months ended June 30, 2023, an increase of 14.52% from 18.54% for the same period of last fiscal year, mainly due to higher profit margin from supply chain financing/trading business for the three months ended June 30, 2023, comparing to the same period of 2022, which was mainly due to decreased supply chain financing/trading cost as we had more revenue generated from trading agent fees instead of taking control of goods for resale.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended June 30, 2023 and 2022, respectively: (in thousands)

	June 30, 2023		June 30, 2022
	Amount	% of revenue	Amount	% of revenue
General and administrative	$2,546	66.84%	$2,650	35.72%
Research and Development expenses	116	3.05%	770	10.38%
Selling expenses	124	3.26%	349	4.70%
Bad debt provision	(1,187)	(31.16)%	-	-%
Impairment Loss	-	-	449	6.05%
Total operating expenses	$1,599	41.98%	$4,218	56.86%

Total operating expenses for the three months ended June 30, 2023 was $1.60 million, an decrease of $2.62 million from $4.22 million for the same period of the last fiscal year.

General and administrative expenses decreased by $104,024, or 3.93%, from $2.65 million to $2.55 million for the three months ended June 30, 2023, compared to the same period of last fiscal year, mainly due to decrease in salaries during the three months ended June 30, 2023.

Selling expenses decreased by $0.23 million during the three months ended June 30, 2023, compared to the same period of last fiscal year. The decrease in selling expenses was mainly due to decreased salaries and advertising fees.

The Company recorded $0.45 million of impairment loss in three months ended June 30, 2022 relating to short term investment which mainly due to Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.94 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. The impairment loss relating to short term investment is due to that overall economic environment has worsened in China with Covid-19 outbreak and related lockdown in various cities in China in 2022, Ukraine war, inflation, looming recession worldwide. According to the market value, the Company’s balance of the short term investment was $1.06 million as of June 30, 2023 and $0.99 million as of December 31, 2022.

The Company recorded $0.12 million of research and development expenses during the three months ended June 30, 2023. Research and development expenses include salaries, contracted services, as well as the related expenses of our research and product development team, and expenditures relating to our efforts to develop, design new products and services, and enhance our existing products and services to our clients. Research and development expenses decreased by $0.63 million during the three months ended June 30, 2023, compared to the same period of last fiscal year. The decrease in research and development expenses was mainly due to decreased salaries.

Write back of provision of doubtful debt recorded $1.19 million during the three months ended June 30, 2023, it was due to bad debt recovery recognized in previous years and the Company did not have same recovery for the same period in 2022.

Other Income (Expense), Net

Other expenses, net, increased by $1.90 million to negative $1.27 million for the three months ended June 30, 2023 from positive $0.63 million in the same period of the last fiscal year, primarily due to the payment of a civil penalty in the aggregate amount of $1,650,000 was approved by the Board during the three months ended June 30, 2023 for the settlement with the Securities and Exchange Commission.

Income Tax

Tax provision decreased by $0.09 million for the three months ended June 30, 2023, comparing to the same period of 2022, primarily due to decreased revenue.

Non-controlling Interests

As of June 30, 2023, (i) Nature Worldwide Resources Ltd. holds 40% interest in DCON DigiPay Limited (“DCON Digipay”); (ii) each of Bin Wu and Lixiong Huang holds 25% and 20% interest in FTFT Capital Investments L.L.C., respectively; (iii) Aspenwood Capital Partner Limited holds 5%, Cheung Hiu Tung holds 2.22% and Choi Tsz Leung holds 2.78% of equity interest of NATM and (iv) Yaohua Dai holds 20% equity interest of Future Fintech Digital Capital.

Loss from Continuing Operations

Loss from Continuing Operations decreased by $0.69 million from $2.34 million for the three months ended June 30, 2022 to $1.64 million for the same period of 2023 mainly due to the decrease in operating expenses, as discussed above.

Gain on disposal of discontinued operations

Gain on disposal of discontinued operation was $0.11 million for the three months ended June 30, 2023, which was related to the dissolution and deregistration of QR (HK) Limited on June 16, 2023.

Comparison of Six Months Ended June 30, 2023 and 2022

Revenue

The following table presents our consolidated revenues for the six months ended June 30, 2023 and 2022, respectively:

	Six months ended June 30,		Change
	2023	2022	Amount	%
Asset management service	6,418,129	7,152,808	(734,679)	(10.27)%
Supply Chain Financing/Trading	480,792	3,654,982	(3,174,190)	(86.85)%
Others	304,035	76,852	227,183	295.61%
Total	$7,202,956	$10,884,642	$(3,681,686)	(33.82)%

Revenue for the six months ended June 30, 2023 was $7.2 million, an decrease of $3.7 million, or 33.82%, from $10.89 million for the same period of the last fiscal year. The decrease in revenue for the six months ended June 30, 2023 was primarily due to significant decrease in revenue from supply chain financing/trading business from $3.7 million for the six months ended June 30, 2022 to $480,792 for the six months ended June 30, 2023 as the Company had more trading agent type of business for a fee instead of taking control over the goods which generates more overall revenue for purchase price of the entire goods.

Asset management service decreased by $0.73 million from $7.15 million during the six months ended June 30, 2022 to $6.42 million in the same period of 2023, which mainly due to that clients are cautious on investing stock and other investments during current market condition in 2023, which has reduced our revenue in asset management fees.

Others are mainly from CCM platform service fees, promotion income for the stores on the platform and others.

Gross Profit and Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the six months ended June 30, 2023 and 2022, respectively:

	Six months ended June 30,
	2023		2022
	Gross profit	Gross margin	Gross profit	Gross margin
Asset management service	2,181,459	33.99%	3,026,301	42.31%
Supply Chain Financing/Trading	175,500	36.5%	60,256	1.65%
Others	109,845	36.13%	76,840	99.98%
Total	$2,466,804	34.25%	$3,163,397	29.06%

Gross profits for the six months ended June 30, 2023 was $2.47 million, an decrease from $3.16 million for the same period of the last fiscal year. Overall gross margin as a percentage of revenue was 34.25% for the six months ended June 30, 2023, an increase of 5.19% from 29.06% for the same period of last fiscal year, mainly due to higher profit margin from supply chain financing/trading business for the six months ended June 30, 2023, comparing to the same period of 2022, which was mainly due to decreased supply chain financing/trading cost as we had more revenue generated from trading agent fees instead of taking control of goods for resale.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the six months ended June 30, 2023 and 2022, respectively: (in thousands)

	Six months ended		Six months ended
	June 30, 2023		June 30, 2022
	Amount	% of revenue	Amount	% of revenue
General and administrative	$6,024	83.63%	$6,060	55.67%
Research and Development expenses	325	4.51%	1,203	11.05%
Selling expenses	256	3.55%	720	6.61%
Bad debt provision	(1,171)	(16.26)%	2	0.02%
Impairment Loss	-	-	697	6.40%
Total operating expenses	$5,435	75.45%	$8,682	79.76%

Total operating expenses for the six months ended June 30, 2023 was $5.44 million, an decrease of $3.24 million from $8.68 million for the same period of the last fiscal year.

General and administrative expenses decreased by $36,034, or 0.59%, from $6.06 million to $6.02 million for the six months ended June 30, 2023, compared to the same period of last fiscal year, mainly due to decrease in salaries during the six months ended June 30, 2023.

Selling expenses decreased by $0.88 million during the six months ended June 30, 2023, compared to the same period of last fiscal year. The decrease in selling expenses was mainly due to decreased salaries and advertising fees.

The Company recorded $0.70 million of impairment loss in six months ended June 30, 2022 relating to short term investment which mainly due to Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.94 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. The impairment loss relating to the short term investment is due to that overall economic environment has worsened in China with Covid-19 outbreak and related lockdown in various cities in China in 2022, Ukraine war, inflation, looming recession worldwide. According to the market value, the Company’s balance of the short term investment was $1.06 million as of June 30, 2023 and $0.99 million as of December 31, 2022.

The Company recorded $0.33 million of research and development expenses during the six months ended June 30, 2023. Research and development expenses include salaries, contracted services, as well as the related expenses of our research and product development team, and expenditures relating to our efforts to develop, design new products and services, and enhance our existing products and services to our clients. Research and development expenses decreased by $0.88 million during the six months ended June 30, 2023, compared to the same period of last fiscal year. The decrease in research and development expenses was mainly due to decreased salaries.

Write back of provision of doubtful debt recorded $1.17 million during the six months ended June 30, 2023, it was due to bad debt recovery recognized in previous years and the Company did not have same recovery for the same period in 2022.

Other Income (Expense), Net

Other expenses, net increased by $1.66 million to negative $0.86 million for the six months ended June 30, 2023 from positive $0.80 million in the same period of the last fiscal year, primarily due to the payment of a civil penalty for the aggregate amount of $1,650,000 was approved by the Board during the six months ended June 30, 2023 for the settlement with the Securities and Exchange Commission.

Income Tax

Tax provision decreased by $0.25 million for the six months ended June 30, 2023, comparing to the same period of 2022, primarily due to decreased revenue.

Non-controlling Interests

As of June 30, 2023, (i) Nature Worldwide Resources Ltd. holds 40% interest in DCON DigiPay Limited (“DCON Digipay”); (ii)each of Bin Wu and Lixiong Huang holds 25% and 20% interest in FTFT Capital Investments L.L.C., respectively; (iii) Aspenwood Capital Partner Limited holds 5%, Cheung Hiu Tung holds 2.22% and Choi Tsz Leung holds 2.78% of equity interest of NATM; and(iv)Yaohua Dai holds 20% equity interest of Future Fintech Digital Capital.

Loss from Continuing Operations

Loss from Continuing Operations decreased by $1.14 million from $5.03 million for the six months ended June 30, 2022 to $3.89 million for the same period of 2023 mainly due to the decrease in operating expenses, as discussed above.

 Gain on disposal of discontinued operations

Gain on disposal of discontinued operation was $0.11 million for the six months ended June 30, 2023, which was related to the dissolution and deregistration of QR (HK) Limited on June 16, 2023.

Loss per Share

Basic and diluted loss per share from continuing operations were $0.26 and $0.26 for the six months ended June 30, 2023, respectively, as compared to a loss of $0.35 and $0.34 for the same periods of 2022, respectively. Basic and diluted income per share attributable to discontinued operations was $0.01 and $0.01 for the six months ended June 30, 2023, respectively. Basic and diluted earnings per share attributable to discontinued operations was nil for the six months ended June 30, 2022, respectively.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and restricted cash of $36.79 million, as compared to $29.74 million as of December 31, 2022. The increase in cash, cash equivalents and restricted cash was mainly due to decreased accounts receivable and loan receivable from the six months ended June 30, 2023.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $41.79 million as of June 30, 2023, a decrease of $4.69 million from working capital of $46.48 million as of December 31, 2022, mainly due to the decrease in current assets and an increase in current liabilities.

Net cash used in operating activities increased by $0.88  million to $6.01 million for the six months ended June 30, 2023 from $5.13 million for the same period of the last fiscal year. The increase in net cash used by operating activities was primarily due to increase in advances to suppliers and other current assets.

Net cash provided by investing activities increased $20.62 million to $14.64 million for the six months ended June 30, 2023 from $(5.98) million for the same period of the last fiscal year. It was due to increase in repayment from loan receivable.

Net cash provided in financing activities for the six months ended June 30, 2023 was nil, representing a decrease of $4.14 million, as compared to cash provided by financing activities of $4.14  million during the six months ended June 30, 2022. The decrease in cash provided by financing activities was mainly due to proceeds from loan payable to the Company.

Off-balance sheet arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We have engaged an outside consultant with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. We also engaged an internal control consulting firm in July 2023 to review, test and improve our internal accounting controls and internal control over financial reporting. We are also planning to arrange additional training of internal control for our employees and management on disclosure controls and procedures. We believe the measures described above will remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures.

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

Settlement with SEC

On December 17, 2019, the Company announced that it received a subpoena from the SEC’s Division of Enforcement requiring the Company to produce documents and other information and the Company has cooperated with the SEC’s investigation and information request. On July 3, 2023, the SEC announced a settlement of the investigation with the Company. Without admitting or denying the SEC’s findings, the Company has consented to: (i) cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and (3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20, 13a-1, 13a-13 and 13a-15(a) thereunder; (ii) pay a civil money penalty in the amount of $1,650,000 to the Securities and Exchange Commission for transfer to the general fund of the United States Treasury, subject to Exchange Act Section 21F(g)(3) and the payment shall be made in the following installments: the first installment of $150,000 shall be paid within ten (10) days of July 3, 2023 (the “Order Date”); the second installment of $375,000 shall be paid within 90 days of the Order Date; the third installment of $375,000 shall be paid within 180 days of the Order Date; the fourth installment of $375,000 shall be made within 270 days of the Order Date; and the last installment of $375,000 shall be made within 360 days of the Order Date; (iii) retain, within sixty (60) days of the Order Date, at Company’s own expense, a qualified independent consultant (the “Consultant”) not unacceptable to the SEC staff, to test, assess, and review the Company’s internal accounting controls and internal control over financial reporting (collectively, “review), and the Consultant, at the conclusion of the review, which in no event shall be no more than 180 days after the Order Date, to submit a report of the Consultant to the Company and the SEC staff and the report shall address the Consultant’s findings and shall include a description of the review performed, the conclusions reached, and the Consultant’s recommendations for changes or improvements; and (iv) adopt, implement, and maintain all policies, procedures and practices recommended in the report of the Consultant within 120 days of receiving the report from the Consultant. The first installment of $150,000 has been paid by the Company on July 7, 2023.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the six months ended June 30, 2023 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

August 21, 2023

By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 21, 2023