Form 10-Q
period 2023-09-30
Future FinTech Group Inc.
filed 2023-11-20
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Class	Outstanding at November 17, 2023
Common Stock, $0.001 par value per share	14,944,874

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,707,734	$26,145,588
Restricted cash	696,398	3,589,582
Short - term investment	954,675	988,073
Accounts receivable, net	3,225,653	7,796,672
Advances to suppliers and other current assets	2,212,105	4,670,264
Loan receivables	4,924,826	19,157,538
Other receivables, net	5,887,992	2,649,536
Amount due from related party	50,981	53,126
TOTAL CURRENT ASSETS	$50,660,364	$65,050,379

Property, plant and equipment, net	$4,627,438	$4,417,281
Right of use assets - operation lease	802,980	1,055,906
Intangible assets	475,293	518,069
Goodwill	13,976,084	13,976,084
TOTAL NON-CURRENT ASSETS	19,881,795	19,967,340
TOTAL ASSETS	$70,542,159	$85,017,719

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$352,251	$3,603,577
Notes payable	696,398	3,589,582
Accrued expenses and other payables	2,491,208	2,214,256
Advances from customers	65,667	1,236,241
Lease liability - operation lease	289,781	294,944
Amounts due to related parties	235,350	244,819
Deferred liabilities	7,387,697	7,387,697
TOTAL CURRENT LIABILITIES	$11,518,352	$18,571,116

NON-CURRENT LIABILITIES
Lease liability - operation lease	513,199	760,962
TOTAL NON-CURRENT LIABILITIES	513,199	760,962
TOTAL LIABILITIES	$12,031,551	$19,332,078
Commitments and contingencies (Note 24)

STOCKHOLDER’S EQUITY

Future FinTech Group, Inc, Stockholders’ equity
Common stock, $0.001 par value; 60,000,000 shares authorized, 14,645,653 shares and 14,645,653 shares issued and outstanding as of September 30, 2023 and December 31, 2022 respectively	$14,646	$14,646
Additional paid-in capital	222,751,657	222,751,657
Statutory reserve	98,357	98,357
Accumulated deficits	(158,333,202)	(152,276,434)
Accumulated other comprehensive loss	(4,563,047)	(3,623,005)
Total Future FinTech Group, Inc. stockholders’ equity	59,968,411	66,965,221
Non-controlling interests	(1,457,803)	(1,279,580)
TOTAL STOCKHOLDERS’ EQUITY	58,510,608	65,685,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	70,542,159	85,017,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$23,753,725	$11,959,019	$30,956,681	$22,843,661
Cost of revenues-third party	22,113,149	10,465,893	26,138,707	18,187,138
Cost of revenues-related party	249,718	-	960,312	-
Gross profit	1,390,858	1,493,126	3,857,662	4,656,523

Operating Expenses
General and administrative expenses	3,829,628	3,558,700	9,853,983	9,619,115
Research and development expenses	16,799	790,922	341,888	1,994,082
Stock compensation expense	-	1,279,740	-	1,279,740
Selling expenses	108,861	274,109	365,112	993,787
Impairment Loss	3,872	228,963	3,872	926,086
Provision (Recovery) of doubtful debts	17,779	-	(1,152,798)	1,947
Total operating expenses	3,976,939	6,132,434	9,412,057	14,814,757

Loss from operations	(2,586,081)	(4,639,308)	(5,554,395)	(10,158,234)

Other (expenses) income
Interest income	202,529	429,971	903,566	845,914
Interest expenses	-	(3,352)	-	(9,370)
Other (expense) income, net	(55,406)	780,229	(1,617,355)	1,166,066
Total other income (expense), net	147,123	1,206,848	(713,789)	2,002,610

Loss from Continuing Operations before Income Tax	(2,438,958)	(3,432,460)	(6,268,184)	(8,155,624)
Income tax provision	(10,735)	(201,437)	(72,287)	(513,178)
Loss from Continuing Operations	(2,449,693)	(3,633,897)	(6,340,471)	(8,668,802)

Discontinued Operations
Gain/(Loss) on disposal of discontinued operations	-	-	105,480	(154)

NET LOSS	(2,449,693)	(3,633,897)	(6,234,991)	(8,668,956)
Less: Net Loss attributable to non-controlling interests	(41,393)	(102,398)	(178,223)	(503,903)
Net income/(loss) from continued operations attributable to Future Fintech Group, Inc.	$(2,408,300)	$(3,531,499)	$(6,056,768)	$(8,165,053)
Other comprehensive income (loss)
Loss from continued operations	(2,449,693)	(3,633,897)	(6,340,471)	(8,668,802)
Foreign currency translation – continued operations	144,503	(1,834,957)	(940,042)	(3,522,764)
Unrealized holding (losses)/gains on available-for-sale securities	(114,293)	-	-	-
Comprehensive loss - continued operation	(2,419,483)	(5,468,854)	(7,280,513)	(12,191,566)
Net income (loss) from discontinued operations	-	-	105,480	(154)
Foreign currency translation – discontinued operations	-	-	-	-
Comprehensive income (loss) - discontinued operation	-	-	105,480	(154)
Comprehensive Loss	(2,419,483)	(5,468,854)	(7,175,033)	(12,191,720)
Less: Net loss attributable to non-controlling interests	(41,393)	(102,398)	(178,223)	(503,903)
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	(2,378,090)	(5,366,456)	(6,996,810)	(11,687,817)

Earnings (Loss) per share:
Basic loss per share from continued operation	$(0.16)	$(0.25)	$(0.42)	$(0.57)
Basic earnings per share from discontinued operation	-	-	0.01	-
	$(0.16)	(0.25)	$(0.41)	$(0.57)

Diluted Earnings (Loss) per share:
Diluted loss per share from continued operation	$(0.16)	(0.24)	$(0.42)	$(0.55)
Diluted earnings per share from discontinued operation	-	-	0.01	-
	$(0.16)	(0.24)	$(0.41)	$(0.55)
Weighted average number of shares outstanding
Basic	14,645,653	14,214,832	14,645,653	14,214,832
Diluted	14,687,761	14,772,623	14,687,761	14,772,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months ended September 30, 2022

						Accumulative
			Additional			other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	deficits	loss	interests	Total
Balance at June 30, 2022	14,036,253	$14,036	$221,472,527	61,382	$(143,245,468)	$(2,285,669)	$(992,266)	$75,024,542
Net loss from continued operation	-	-	-	-	(3,531,499)	-	(102,398)	(3,633,897)
Share-based payments-omnibus equity plan	609,400	610	1,279,130	-	-	-	-	1,279,740
Foreign currency translation adjustment	-	-	-	-	-	(1,834,957)	-	(1,834,957)
Balance at September 30, 2022	14,645,653	$14,646	$222,751,657	61,382	$(146,776,967)	$(4,120,626)	$(1,094,664)	$70,835,428

Three Months ended September 30, 2023

						Accumulative
			Additional			Other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	Deficits	income	interests	Total
Balance at June 30, 2023	14,645,653	$14,646	$222,751,657	98,357	$(155,924,902)	$(4,593,257)	$(1,416,410)	$60,930,091
Net loss from continued operation	-	-	-	-	(2,408,300)	-	(41,393)	(2,449,693)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(114,293)	-	(114,293)
Foreign currency translation adjustment	-	-	-	-	-	144,503	-	144,503
Balance at September 30, 2023	14,645,653	$14,646	$222,751,657	98,357	$(158,333,202)	$(4,563,047)	$(1,457,803)	$58,510,608

Nine Months ended September 30, 2022

						Accumulative
			Additional			other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	Reserve	deficits	loss	interests	Total
Balance at December 31, 2021	14,036,253	$14,036	$220,579,277	61,382	$(138,611,914)	$(597,862)	$(590,761)	$80,854,158
Net loss from continued operation	-	-	-	-	(8,164,899)	-	(503,903)	(8,668,802)
Share-based payments-service	-	-	893,250	-	-	-	-	893,250
Share-based payments-omnibus equity plan	609,400	610	1,279,130	-	-	-	-	1,279,740
Foreign currency translation adjustment	-	-	-	-	-	(3,522,764)	-	(3,522,764)
Disposition of discontinued operation	-	-	-	-	(154)	-	-	(154)
Balance at September 30, 2022	14,645,653	$14,646	$222,751,657	61,382	$(146,776,967)	$(4,120,626)	$(1,094,664)	$70,835,428

Nine Months ended September 30, 2023

						Accumulative
			Additional			Other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	Deficits	income	interests	Total
Balance at December 31, 2022	14,645,653	$14,646	$222,751,657	98,357	$(152,276,434)	$(3,623,005)	$(1,279,580)	$65,685,641
Net loss from continued operation	-	-	-	-	(6,162,248)	-	(178,223)	(6,340,471)
Foreign currency translation adjustment	-	-	-	-	-	(940,042)	-	(940,042)
Disposition of discontinued operation	-	-	-	-	105,480	-	-	105,480
Balance at September 30, 2023	14,645,653	$14,646	$222,751,657	98,357	$(158,333,202)	$(4,563,047)	$(1,457,803)	$58,510,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,234,991)	$(8,668,956)
Net income/(loss) from discontinued operation	105,480	(154)
Net loss from continuing operations	(6,340,471)	(8,668,802)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	223,687	137,187
Amortization	42,776	45,699
Provision of doubtful debts	20,353	1,947
Share-based payments	-	2,172,990
Impairment of short term investment	3,872	926,086
Changes in operating assets and liabilities
Accounts receivable	4,571,019	6,665,006
Notes receivable		-
Other receivable	(3,258,809)	(1,079,100)
Advances to suppliers and other current assets	2,458,159	(5,502,062)
Accounts payable	(3,251,326)	34,679
Accrued expenses	276,952	288,761
Taxes payable	-	(41,093)
Advances from customers	(1,170,574)	3,239,233
Net cash used in operating activities – Continued Operations	(6,424,362)	(1,779,469)
Net cash provided by operating activities – Discontinued Operations	105,480	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(521,239)	(59,298)
Disposal of property and equipment	32,608	-
Payment of loan receivable	-	(19,810,956)
Repayment for loan receivable	14,130,632	6,000,000
Purchase of intangible assets	-	(570,351)
Net cash provided by (used in) investing activities from Continued Operations	13,642,001	(14,440,605)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends to the non-controlling interest	-	(63,477)
Proceeds from amounts due from related parties, net	249,068	452,564
Repayment of amounts due to related parties, net	(270,714)	(904,673)
Notes payable	(2,893,184)	2,816,981
Proceeds from loan payable	-	(188,215)
Net cash (used in) provided by financing activities	(2,914,830)	2,113,180

Effect of change in exchange rate	(739,327)	(3,201,964)

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	3,668,962	(17,308,858)
Cash and Restricted Cash at Beginning of Year	29,735,170	50,273,517
Cash and Restricted Cash at End of Year	$33,404,132	$32,964,659

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION	33,404,132	32,964,659
Deferred liabilities	-	$263,863
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	-	$56,610
Cash paid for income taxes	$67,740	$9,370

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

On April 14, 2022, the Company established Future Trading (Chengdu) Co., Ltd. Its business is bulk commodities supply chain financing services and trading.

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

On February 27, 2023, Future FinTech (Hong Kong) Limited (“Buyer”), a company incorporated in Hong Kong and a wholly owned subsidiary of Future FinTech Group Inc. (the “Company”) entered into a Share Transfer Agreement (the “Agreement”) with Alpha Financial Limited, a company incorporated in Hong Kong (“Seller”) and sole owner and shareholder of Alpha International Securities (Hong Kong) Limited, a company incorporated in Hong Kong (“Alpha HK”) and Alpha Information Service (Shenzhen) Co., Ltd., a company incorporated in China (“Alpha SZ”). Alpha HK holds Type 1 ’Securities Trading’, Type 2 ‘Futures Contract Trading’ and Type 4 ’Securities Consulting’ financial licenses issued by the Hong Kong Securities and Futures Commission. Alpha SZ provides technical support services to Alpha HK. The share transfer transaction was approved by the Securities and Futures Commission of Hong Kong (“SFC”) in August 2023 and the acquisition was closed on November 7, 2023. The names of the two entities were subsequently changed to ‘FTFT International Securities and Futures Limited’ and ‘FTFT Information Services (Shenzhen) Co. Ltd.’, respectively.

The Company’s business and operations are principally conducted by its subsidiaries in the PRC, Hong Kong and UK.

On January 26, 2023, the Company filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment, the Company has authorized and approved a 1-for-5 reverse stock split of the Company’s authorized shares of common stock from 300,000,000 shares to 60,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The common stock will continue to be $0.001 par value. The Company rounds up to the next full share of the Company’s shares of common stock any fractional shares that result from the Reverse Stock Split and no fractional shares is issued in connection with the Reverse Stock Split and no cash or other consideration is paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. No changes are being made to the number of preferred shares of the Company which remain as 10,000,000 preferred shares as authorized but not issued. The amendment to the Articles of Incorporation of the Company took effect on February 1, 2023. The Reverse Stock Split and Amendment were authorized and approved by the Board of Directors of the Company without shareholders’ approval, pursuant to 607.10025 of the Florida Business Corporation Act of the State of Florida.

The reverse stock split would be reflected in our September 30, 2023 and December 31, 2022 statements of changes in stockholders’ equity, and in per share data for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2023 and the results of operations and cash flows for the periods ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2023. The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date.

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

Segment Information Reclassification

The Company classified business segment into asset management service, supply chain financing and trading, and others.

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

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. The Company’s operating losses amounted $6.34 million, and it had negative operating cash flows amounted $6.42 million as of September 30, 2023. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has raised funds through issuance of convertible notes and common stock.

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

For the nine months ended September 30, 2023:

	Income	Share	Pre-share amount

Net loss from continuing operations attributable to Future Fintech Group, Inc.	$(6,162,248)	14,645,653	$(0.42)
Net income from discontinuing operations attributable to Future Fintech Group, Inc.	$105,480	14,645,653	0.01

Basic EPS:
Loss available to common stockholders from continuing operations	$(6,162,248)	14,645,653	$(0.42)
Income available to common stockholders from discontinuing operations	$105,480	14,645,653	0.01

Dilutive EPS:

Warrants	-	42,108	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive	$(6,162,248)	14,687,761	$(0.42)
Diluted income per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$105,480	14,687,761	0.01

For the nine months ended September 30, 2022:

	Income	Share	Pre-share amount

Loss from continuing operations	$(8,164,899)	14,214,832	$(0.57)
Loss from discontinuing operations	$(154)	14,214,832	$-

Basic EPS:
Loss available to common stockholders from continuing operations	$(8,164,899)	14,214,832	$(0.57)
Loss available to common stockholders from discontinuing operations	$(154)	14,214,832	$-

Dilutive EPS:

Warrants	-	557,791	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(8,164,899)	14,772,623	$(0.34)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$(154)	14,772,623	$-

Three months ended September 30, 2023:

	Income	Share	Pre-share amount

Net loss from continuing operations attributable to Future Fintech Group, Inc.	$(2,408,300)	14,645,653	$(0.16)
Net income from discontinuing operations attributable to Future Fintech Group, Inc.	$-	14,645,653	-

Basic EPS:
Loss available to common stockholders from continuing operations	$(2,408,300)	14,645,653	$(0.16)
Income available to common stockholders from discontinuing operations	$-	14,645,653	-

Dilutive EPS:

Warrants	-	42,108	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive	$(2,408,300)	14,687,761	$(0.11)
Diluted income per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$-	14,687,761	0.01

Three months ended September 30, 2022:

	Income	Share	Pre-share amount

Loss from continuing operations	$(3,531,499)	14,214,832	$(0.25)
Loss from discontinuing operations	$-	14,214,832	$-

Basic EPS:
Loss available to common stockholders from continuing operations	$(3,531,499)	14,214,832	$(0.25)
Loss available to common stockholders from discontinuing operations	$-	14,214,832	$-

Dilutive EPS:

Warrants	-	557,791	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations	$(3,531,499)	14,772,623	$(0.24)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$-	14,772,623	$-

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

The Company has assessed its accounts receivable including credit term and corresponding all its accounts receivables as of September 30, 2023. Bad debt expense was $(1,152,798) and $1,947 during the nine months ended September 30, 2023 and 2022, respectively. Accounts receivables of $0.95 million and nil have been outstanding for over 90 days as of September 30, 2023 and December 31, 2022, respectively.

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

Revenue recognitions are as follows:

Sales of coals, aluminum ingots, sand and steel

The Company recognize revenue when the receipt of merchandise is confirmed by the customers, which is the point that the title of the goods is transferred to the customer.  Revenue was $20.27 million and $11.49 million during the nine months ended September 30, 2023 and 2022, respectively.

Sales agent services of coals, aluminum ingots, sand and steel

For the sale of third-party products where the Company obtains control of the product before transferring it to the customer, the Company recognizes revenue based on the gross revenue amount billed to customers as sales of goods listed above. The Company considers multiple factors when determining whether it obtains control of third-party products, including evaluating if it can establish the price of the product, retains inventory risk for tangible products or has the responsibility for ensuring acceptability of the product. The Company recognizes net revenue as agent services for the sales of coals, aluminum ingots, sand and steel when no control obtained throughout the transactions.  Revenue was $0.20 million and nil during the nine months ended September 30, 2023 and 2022, respectively.

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

Intangible Assets

Acquired intangible assets are recognized based on their cost to the Company, which generally includes the transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the Company’s book. These assets are amortized over their useful lives if the assets are deemed to have a finite life and they are reviewed for impairment by testing for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The fair value of an intangible asset is the amount that would be determined if the entity used the assumptions that market participants would use if they were pricing the intangible asset. The useful life of the Company’s intangible assets is ten years, which is determined by using the time period that an intangible is estimated to contribute directly or indirectly to a Company’s future cash flows.

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

The exchange rate we used to convert RMB to USD was 7.18:1 and 6.96:1 at the balance sheet dates of September 30, 2023 and December 31, 2022, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert RMB to USD were 7.01:1 and 6.61:1 for nine months ended September 30, 2023 and 2022, respectively.

The exchange rate we used to convert HKD to USD was 7.82:1 and 7.80:1 at the balance sheet dates of September 30, 2023 and December 31, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert HKD to USD were 7.83:1 and 7.83:1 for nine months ended September 30, 2023 and 2022, respectively.

The exchange rate we used to convert GBP to USD was 0.82:1 and 0.83:1 at the balance sheet dates of September 30, 2023 and December 31, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert GBP to USD were 0.80:1 and 0.80:1 for nine months ended September 30, 2023 and 2022, respectively.

The exchange rate we used to convert AED to USD was 3.66:1 and 3.67:1 at the balance sheet dates of September 30, 2023 and December 31, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert AED to USD were 3.66:1 and 3.67:1 for nine months ended September 30 2023 and 2022, respectively.

The exchange rate we used to convert PYG to USD was 7289.83:1 and 7322.90:1 at the balance sheet dates of September 30, 2023 and December 31, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rate we used to convert PYG to USD was 7250.00:1 and 6903.82:1 for nine months ended September 30 2023 and 2022.

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

Short-term investments

Short-term investments consist primarily of investments in fixed deposits with original maturities between three months and one year and certain investments in wealth management products and other investments that the Company has the intention to redeem within one year. Fair valued or carried at amortized costs. As of September 30, 2023 and December 31, 2022, the short-term investments amounted to $0.95 million and $0.99 million, respectively. Due to fluctuations of the quoted shares included in its investment portfolios, the Company recognized an impairment to the investment portfolio of $3,872 and $0.93 million during the nine months ended September 30, 2023 and 2022.

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

3. VARIABLE INTEREST ENTITY

The carrying amount of the VIE’s consolidated assets and liabilities are as follows:

	September 30,	December 31,
	2023	2022

Cash and cash equivalents	$10,549	$12,684
Other receivables	745	768
Other current assets	7,863	14,371
Total current assets	19,157	27,823
Property and equipment, net	71	98
Intangible assets	-	88,302
Total assets	19,228	116,223
Total liabilities	(240,266)	(248,964)
Net assets	$(221,038)	$(132,741)

	September 30,	December 31,
	2023	2022
Current liabilities:
Accounts payable	$18,098	$18,657
Accrued expenses and other payables	5,025	6,455
Advances from customers	2,569	2,648
Amount due to related party	214,574	221,204
Total current liabilities	240,266	248,964
Total liabilities	$240,266	$248,964

The summarized operating results of the VIE’s are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$(355)	$1,378	$72,455	$2,029
Gross profit	(6,573)	1,390	3,255	2,029
Net loss	(180,198)	(48,517)	(199,756)	(143,424)

4. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

	September 30,	December 31,
	2023	2022

Supply Chain Financing/Trading	$1,816,911	$6,624,654
Asset management service	1,400,416	1,145,518
Others	$8,326	$26,500
Total accounts receivable, net	$3,225,653	$7,796,672

The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	September 30,	December 31,
	2023	2022

Debtor A	33.05%	46.08%
Debtor B	26.92%	15.65%
Debtor C	21.15%	14.26%
Total accounts receivable, net	81.12%	75.99%

5. OTHER RECEIVABLES

As of September 30, 2023, the balance of other receivables was $5.89 million.

As of April 22, 2022 and January 31, 2023, FTFT Super Computing Inc. entered into a “Electricity Sales and Purchase Agreement” with a third-party seller. FTFT Super Computing Inc. provided an initial amount of Adequate Assurance to the seller in the form of a cash deposit in the amount of $1.86 million and has receivables from pre purchase electricity $0.17 million.

On February 3, 2023, Future Fintech Group Inc. entered into a “Consulting Agreement” with a third party for its professional service of potential acquisition projects. Future Fintech Group Inc. provided initial amount of cash deposit to the third party in the amount of $2.40 million.

In addition, other receivables included total $1.46 million deposit paid and prepayments to third parties.

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

6. LOAN RECEIVABLES

As of September 30, 2023, the balance of loan receivables was $4.92 million, which was from a third party.

On March 10, 2022, Future FinTech (Hong Kong) Limited (“FTFT HK”), a wholly owned subsidiary of the Company, entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of $5.00 million to the third party at the annual interest rate of 10% from March 10, 2022 to September 9, 2024. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $2.16 million.

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

On July 14, 2022, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $6.92 million (RMB50 million) to the third party at the annual interest rate of 8% from July 15, 2022 to July 14, 2023, guarantee by Junde Chen. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $4.83 million (RMB35 million). The amount of $2.08 million (RMB15 million) will be repaid within 12 months.

As of December 31, 2022, the balance of loan receivables was $19.16 million, which was from a third party.

On September 8, 2021, FUCE Future Supply Chain (Xi’an) Co., Ltd., a wholly owned subsidiary of the Company, entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FUCE Future Supply Chain (Xi’an) Co., Ltd. loaned an amount of $0.22 million (RMB1.5 million) to the third party at the annual interest rate of 5.25% from September 8, 2021 to September 6, 2023. As of March 30, 2023, the Company has received repayment $0.22 million.

On March 10, 2022, FTFT HK entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of $5.00 million to the third party at the annual interest rate of 10% from March 10, 2022 to September 9, 2024. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $2.16 million.

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

On July 14, 2022, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $7.28 million (RMB50 million) to the third party at the annual interest rate of 8% from July 15, 2022 to July 14, 2023, guarantee by Junde Chen. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $5.09 million (RMB35 million). The amount of $2.18 million (RMB15 million) will be repaid within 12 months.

7. SHORT - TERM INVESTMENT

As of September 30, 2023, the balance of short - term investments were $0.95 million. On September 6, 2021, Future Private Equity Fund Management (Hainan) Co., Ltd. invested RMB13,000,000 ($1.79 million) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. According to the market value, the Company’s balance of the short - term investment was $0.95 million on September 30, 2023. Due to fluctuations of the quoted shares included in its investment portfolios, the Company recognized an impairment to the investment portfolio of $3,872.

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

8. OTHER CURRENT ASSETS

The amount of other current assets consisted of the followings:

	September 30,	December 31,
	2023	2022

Prepayments for Supply Chain Financing/Trading	$54,405	$3,766,643
Prepayments for Sand and Steel Supply Chain Financing/Trading	1,485,999	-
Prepaid expenses	92,499	72,544
Others	579,202	831,077
Total	$2,212,105	$4,670,264

9. GOODWILL

As of September 30, 2023 and December 31, 2022, the balance of goodwill mainly represented an amount of $13.98 million that arose from acquisition of Nice Talent Asset Management Limited (“Nice Talent”) in 2021 and Khyber Money Exchange Ltd., in 2022.

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

10. ACQUISITION

Nice Talent

On August 6, 2021 (“Acquisition Date”), the Company through its wholly owned subsidiary Future FinTech (Hong Kong) Limited., completed its acquisition of 90% of the issued and outstanding shares of Nice Talent from Joy Rich Enterprises Limited for HK$144,000,000 (the “Purchase Price”) which shall be paid in the shares of common stock of the Company (the “Company Shares”). 60% of the Purchase Price ($11.22 million) was paid in 2,244,156 pre reverse stock split shares of common stock of the Company on August 4, 2021. 40% of the Purchase Price ($7.39 million) in two installments for 20% each shall be paid in shares of common stock of the Company upon the completion of the audited reports for Nice Talent of the years ended on December 31, 2021 and 2022, respectively. Nice Talent has met the performance requirements for the year ended on December 31, 2021 and 2022. The 40% of the Purchase Price has been paid in the shares of common stock of the Company to Joy Rich on October 17, 2023.

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

11. LEASES

The Company’s non-cancellable operating leases consist of leases for office space. The Company is the lessee under the terms of the operating leases. For the nine months ended September 30, 2023, the operating lease cost was $0.80 million.

The Company’s operating leases have remaining lease terms of approximately 42 months. As of September 30, 2023, the weighted average remaining lease term and weighted average discount rate were 3.50 years and 4.75%, respectively.

Maturities of lease liabilities were as follows:

Operating
As of September 30,	Lease
From October 1, 2023 to September 30, 2024	$358,374
From October 1, 2024 to September 30, 2025	204,000
From October 1, 2025 to September 30, 2026	204,000
From October 1, 2026 to September 30, 2027	102,000
Total	$868,374
Less: amounts representing interest	$65,394
Present Value of future minimum lease payments	802,980
Less: Current obligations	289,781
Long term obligations	$513,199

The Company leases office space and equipment under various short-term operating leases. As permitted by ASC 842, the Company has elected the practical expedient for short-term leases, whereby lease assets and lease liabilities are not recognized on the balance sheet. Short term leases cost was $0.17 million for nine months ended September 30, 2023.

12. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2023	2022

Office equipment, fixtures and furniture	$544,645	$491,022
Vehicle	850,026	798,955
Building	37,652	37,785
Subtotal	1,432,323	1,327,762
Less: accumulated depreciation and amortization	(491,077)	(277,094)
Construction in progress	3,691,710	3,372,301
Impairment	(5,518)	(5,688)
Total	$4,627,438	$4,417,281

Depreciation expense included in general and administration expenses for the nine months ended September 30, 2023 and 2022 was $223,687 and $137,187, respectively. Depreciation expense included in cost of sales for the nine months ended September 30, 2023 and 2022 was nil, respectively.

13. INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30,	December 31,
	2023	2022

Trademarks	$836	862
System and software	2,518,547	2,578,647
Subtotal	2,519,383	2,579,509
Less: accumulated depreciation and amortization	(237,536)	(199,151)
Less: impairment	(1,806,554)	(1,862,289)
Total	$475,293	$518,069

Amortization expense included in general and administration expenses for the nine months ended September 30, 2023 and 2022 was $42,776 and $45,699, respectively. Amortization expense included in cost of sales for the nine months ended September 30, 2023 and 2022 was nil, respectively.

The estimated amortization is as follows:

As of September 30, 2023	Estimated amortization expense
From October 1, 2023 to September 30, 2024	$57,035
From October 1, 2024 to September 30, 2025	57,035
From October 1, 2025 to September 30, 2026	57,035
From October 1, 2026 to September 30, 2027	57,035
From October 1, 2027 to September 30, 2028	57,035
Thereafter	190,118
Total	$475,293

14. NOTE PAYABLE

Note payable consist of the following:

	Issue date	Principal amount US$	Mature date	Fee
FUCE Future Supply Chain (Xi’an) Co., Ltd.	December 19, 2022	696,398	December 19, 2023	0.05%
Total		$696,398

At maturity, the Notes are payable at their principal amount thereon. The occurring with respect to any of the Company’s indebtedness, an event of default resulting in accelerated maturity or a failure to pay principal, interest or premium when due, the overdue interest shall be charged at 0.05% per day, without the need to notify the applicant and sign another loan contract. As of September 30, 2023, there was no such event of default.

15. ACCOUNT PAYABLES

The amount of account payables were consisted of the followings:

	September 30,	December 31,
	2023	2022

Supply Chain Financing/Trading payment	$334,153	$3,584,920
Others	18,098	18,657
Total	$352,251	$3,603,577

16. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables consisted of the followings:

	September 30,	December 31,
	2023	2022

Legal fee and other professionals	$64,511	$533,048
Wages and employee reimbursement	136,605	763,983
Suppliers	871,076	708,287
Accruals	1,419,016	208,938
Total	$2,491,208	$2,214,256

17. ADVANCES FROM CUSTOMERS

The amount of advances from customers consisted of the followings:

	September 30,	December 31,
	2023	2022

Coal and Aluminum Ingots Supply Chain Financing/Trading	$313	$1,233,592
Others	65,354	2,649
Total	$65,667	$1,236,241

18. DEFERRED LIABILITIES

As of September 30, 2023 and December 31, 2022, the balance of deferred liabilities mainly represented an amount of $7.39 million that arose from the payment for the remaining 40% of the Purchase Price of the acquisition of Nice Talent Asset Management Limited (“Nice Talent”). 20% and 20% of the Purchase Price in two installments for 20% each shall be paid in shares of common stock of the Company upon the completion of the audited reports for Nice Talent for the years ended on December 31, 2021 and 2022, respectively. The 40% of the Purchase Price has been paid in the shares of common stock of the Company on October 17, 2023.

19. RELATED PARTY TRANSACTION

As of September 30, 2023, the amounts due to the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Zhi Yan	204,610	General Manager of a subsidiary of the Company	Accrued expenses, interest free and payment on demand.
Ming Yi	16,638	Chief Financial Officer of the Company	Accrued expenses, interest free and payment on demand.
Reits (Beijing) Technology Co., Ltd	14,102	Zhi Yan is the legal representative of this company	Acquisition of intangibles upon the full completion of the online platform pursuant to an agreement originally entered between parties before Zhi Yan became a related party. The amount is interest free and payment on demand.
Total	$235,350

As of September 30, 2023, the amounts due from the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Kai Xu	50,687	Deputy General Manager of a subsidiary of the Company	Prepaid expenses, interest free and payment on demand.
Yang Liu	294	Chief Operating Officer of the Company*	Prepaid expenses, interest free and payment on demand.
Total	$50,981

*	Mr. Yang Liu resigned as Chief Operating Officer of the Company on July 27, 2023 and remains as an officer of a subsidiary of the Company.

During nine months ended September 30, 2023, the Company had the following transactions with related parties:

Name	Amount	Relationship	Note
JKNDC Limited	$(5,744)	A company owned by the minority shareholder of NTAM	Other income
JKNDC Limited	960,312	A company owned by the minority shareholder of NTAM	Cost of revenue- Asset management service payable to JKNDC
Alpha Yield Limited	411,456	A director of NTAM is a shareholder of this company	Consultancy fee payable to Alpha Yield
Nice Talent Partner Limited	344,668	A company owned by the minority shareholder of NTAM	Consultancy fee payable to Nice Talent Partner

As of December 31, 2022, the amount due to the related parties was consisted of the followings:

Name	Amount (US$)	Relationship	Note
Reits (Beijing) Technology Co., Ltd	14,538	Zhi Yan is the legal representative of this company	Acquisition of intangibles upon the full completion of the online platform pursuant to an agreement originally entered between parties before Zhi Yan was the general manager of our subsidiary.
Zhi Yan	230,281	General Manager of a subsidiary of the Company	Other payables, interest free and payment on demand.
Total	$244,819

As of December 31, 2022, the amount due from the related parties was consisted of the followings:

Name	Amount	Relationship	Note
Kai Xu	$16	Deputy General Manager of a subsidiary of the Company	Advance to the officer, interest free and payment on demand.
Ming Yi	12,135	Chief Financial Officer of the Company	Advance to the officer, interest free and payment on demand.
Jing Chen	971	Vice president of the Company	Advance to the officer, interest free and payment on demand.
Ola Johannes Lind	2,168	Chief Executive Officer of the FTFT Capital Investments L.L.C. and Chief Strategy Officer of the Company	Advance to the officer, interest free and payment on demand.
Wong Tai Kue	37,836	NTAM’s Director	Advance to the directors Amount is interest free and payment on demand.
Total	$53,126

During nine months ended September 30, 2022, the Company had the following transactions with related parties:

Name	Amount	Relationship	Note
Nice Talent Partner Limited	242,544	A company owned by the minority shareholder of NTAM	Consultancy fee payable to Nice Talent Partner

*	The related party transactions have been approved by the Company’s Audit Committee.

20. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. The applicable tax rate is 21% in 2023 and 2022. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the nine months ended September 30, 2023 and 2022. For the nine months ended September 30, 2023 and 2022, the Company had current income tax expenses of $72,287 and $513,178, respectively.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the nine months ended September 30, 2023, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE.

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

Reconciliation of the differences between the statutory EIT rate applicable to profits of the consolidated entities and the income tax expenses of the Company:

	September 30, 2023	September 30, 2022

Loss before taxation	$(6,268,184)	$(8,155,624)
PRC statutory tax rate	25%	25%
Computed expected benefits	(1,567,046)	(2,038,906)
Others, primarily the differences in tax rates	385,370	603,823
Effect of tax losses not recognized	1,253,963	1,948,261
Total	$72,287	$513,178

21. IMPAIRMENT LOSS

The Company recorded $3,872 and $0.23 million of impairment loss in nine months ended 2023 and 2022 relating to the short - term investment mainly due to Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.85 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. The Company may still suffer significant impairment loss or downward adjustments of our investments in the future, due to the potential worsening global economic conditions, high interest rate and the volatility in the continuing low market price of shares that caused the Company to recognize a fair-value loss in nine months ended September 30, 2023 and 2022. According to the market value, the Company’s balance of the short - term investment was $0.95 million and $0.98 million on September 30, 2023 and December 31, 2022.

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

Restricted net assets

PRC laws and regulations permit payments of dividends by the Company’s subsidiaries incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiaries incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless the reserve has reached 50% of their respective registered capital. Furthermore, registered share capital and capital reserve accounts are also restricted from distribution. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiaries incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends. The restriction amounted to $26.61 million (RMB191,062,532) as of September 30, 2023. Except for the above or disclosed elsewhere, there is no other restriction on the use of profits generated by the Company’s subsidiaries to satisfy any obligations of the Company.

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

Three months ended September 30, 2023

	Asset management service	Supply chain financing/ trading	Others	Total
Reportable segment revenue	$3,272,585	$19,991,244	$489,896	$23,753,725
Inter-segment loss	-	-	-	-
Revenue from external customers	$3,272,585	19,991,244	489,896	23,753,725
Segment gross profit	$1,139,039	$59,050	$192,769	$1,390,858

Three months ended September 30, 2022

	Asset management service	Supply chain financing/ trading	Others	Total
Reportable segment revenue	$4,118,065	$7,839,635	$1,319	$11,959,019
Inter-segment loss	-	-	-	-
Revenue from external customers	$4,118,065	$7,839,635	$1,319	$11,959,019
Segment gross profit	$1,355,246	$136,561	$1,319	$1,493,126

Nine months ended September 30, 2023:

	Asset management service	Supply chain financing/ trading	Others	Total
Reportable segment revenue	$9,690,714	$20,472,036	$793,931	$30,956,681
Inter-segment loss	-	-	-	-
Revenue from external customers	$9,690,714	20,472,036	793,931	30,956,681
Segment gross profit	$3,320,498	$234,550	$302,614	$3,857,662

Nine months ended September 30, 2022:

	Asset management service	Supply chain financing/ trading	Others	Total
Reportable segment revenue	$11,270,874	$11,494,617	$78,170	$22,843,661
Inter-segment loss	-	-	-	-
Revenue from external customers	$11,270,874	11,494,617	78,170	22,843,661
Segment gross profit	$4,381,536	$196,817	$78,170	$4,656,523

Loss before Income Tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Supply chain financing/trading	$97,398	$(326,287)	$28,975	$(224,156)
Asset management service	1,061,838	514,264	2,745,995	1,531,592
Others	305,448	642,535	(97,975)	1,481,279
Corporate and Unallocated	2,365,132	4,095,074	7,448,851	10,023,432
Total operating expenses and other expense	3,829,816	4,925,586	10,125,846	12,812,147
Loss before Income Tax	$(2,438,958)	$(3,432,460)	$(6,268,184)	$(8,155,624)

Segment assets:

	September 30, 2023	December 31, 2022
Supply chain financing/trading	$14,991,235	$26,487,090
Asset management service	3,706,404	3,387,506
Others	17,295,394	14,090,091
Corporate and Unallocated	34,549,126	41,053,032
Total assets	$70,542,159	$85,017,719

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court”) on February 9, 2021 based on diversity of jurisdiction. On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss. FT Global argues that the Court should deny the Company’s motion to dismiss.  However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint. On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan.  On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. On April 30, 2021, the Company served FT Global with its Initial Disclosures.  On May 6, 2021, FT Global served the Company with its Initial Disclosures. On May 17, 2021, FT Global served the Company with its First Amended Initial Disclosures. On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information. The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the court concluded that additional information can be obtained through discovery. The Company timely filed an answer and defenses to FT Global’s complaint on November 24, 2021. On January 3, 2022, the Company propounded discovery requests upon FT Global, including interrogatories and requests for production of documents. On March 23, 2022, the Company propounded requests for admission upon FT Global. On March 24, 2022, FT Global propounded discovery requests upon the Company, including requests for production of documents and requests for admission. On April 1, 2022, FT Global served its response to the Company’s requests for production of documents. On May 13, 2022, FT Global served its responses to the Company’s interrogatories and requests for admissions. On May 13, 2022, FT Global produced documents in response to the Company’s requests for production of documents. On June 3, 2022, the Company produced documents in response to FT Global’s requests for production of documents. On August 3, 2022, the Company took the deposition of FT Global. On August 4, 2022, FT Global took the deposition of the Company. On August 3, 2022, the Court granted the parties’ Consent Motion to Extend Discovery Period extending the discovery period from August 5, 2022 to September 14, 2022 and the deadline to file dispositive motions to October 12, 2022. On October 12, 2022, the Company filed a motion for summary judgment on all claims asserted by FT Global in this lawsuit. On November 2, 2022, FT Global filed its opposition to the Company’s motion for summary judgment. On November 16, 2022, the Company filed its reply in support of its motion for summary judgment on all claims asserted by FT Global in this lawsuit. On August 31, 2023, the Court entered an Order denying the Company’s motion for summary judgment. On September 20, 2023, the parties filed a joint motion to extend the deadline to file the consolidated pretrial order pending mediation of the case by the parties. On September 21, 2023, the Court granted the parties’ joint motion to extend the deadline to file the consolidated pretrial order to October 27, 2023. On October 16, 2023, the parties mediated the case. On October 24, 2023, the parties filed another joint motion to extend the deadline to file the consolidated pretrial order. On October 27, 2023, the Court granted the parties’ joint motion to extend the deadline to file the consolidated pretrial order to November 17, 2023 and set the case for trial on January 8, 2024. Subsequently, the Court approved an extension of the deadline to file a pretrial order to December 1, 2023. The Company will continue to vigorously defend the action against FT Global.

Settlement with SEC

On December 17, 2019, the Company announced that it received a subpoena from the SEC’s Division of Enforcement requiring the Company to produce documents and other information and the Company has cooperated with the SEC’s investigation and information request. On July 3, 2023, the SEC announced a settlement of the investigation with the Company. Without admitting or denying the SEC’s findings, the Company has consented to: (i) cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and (3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20, 13a-1, 13a-13 and 13a-15(a) thereunder; (ii) pay a civil money penalty in the amount of $1,650,000 to the Securities and Exchange Commission for transfer to the general fund of the United States Treasury, subject to Exchange Act Section 21F(g)(3) and the payment shall be made in the following installments: the first installment of $150,000 shall be paid within ten (10) days of July 3, 2023 (the “Order Date”); the second installment of $375,000 shall be paid within 90 days of the Order Date; the third installment of $375,000 shall be paid within 180 days of the Order Date; the fourth installment of $375,000 shall be made within 270 days of the Order Date; and the last installment of $375,000 shall be made within 360 days of the Order Date; (iii) retain, within sixty (60) days of the Order Date, at Company’s own expense, a qualified independent consultant (the “Consultant”) not unacceptable to the SEC staff, to test, assess, and review the Company’s internal accounting controls and internal control over financial reporting (collectively, “review), and the Consultant, at the conclusion of the review, which in no event shall be no more than 180 days after the Order Date, to submit a report of the Consultant to the Company and the SEC staff and the report shall address the Consultant’s findings and shall include a description of the review performed, the conclusions reached, and the Consultant’s recommendations for changes or improvements; and (iv) adopt, implement, and maintain all policies, procedures and practices recommended in the report of the Consultant within 120 days of receiving the report from the Consultant. The first and second installments of $150,000 each have been paid by the Company on July 7, 2023 and September 25, 2023, respectively. The Company also has engaged an independent consultant to test, assess, and review the Company’s internal accounting controls and internal control over financial reporting on July 26, 2023.

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

Customer concentration risk

For nine months ended September 30, 2023, two customer accounted for 60.84% and 27.88% of the Company’s total revenues. For nine months ended September 30, 2022, three customer accounted for 45.93%, 16.47% and 13.08% of the Company’s total revenues.

Vendor concentration risk

For nine months ended September 30, 2023, one vendors accounted for 75.83% of the Company’s total purchases. For nine months ended September 30, 2022, three vendors accounted for 24.34%, 22.80% and 19.43% of the Company’s total purchases.

26. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the condensed consolidated financial statements and the following subsequent event is identified.

On November 7, 2023, Future FinTech (Hong Kong) Limited (“Buyer”), a company incorporated in Hong Kong and a wholly owned subsidiary of the Company, completed its acquisition of 100% of the issued and outstanding shares of Alpha International Securities (Hong Kong) Limited, a company incorporated in Hong Kong (“Alpha HK”) and Alpha Information Service (Shenzhen) Co., Ltd., a company incorporated in China (“Alpha SZ”) from Alpha Financial Limited (“Seller”) for a total of HK$15,659,949 (approximately $2,007,686), pursuant to a Share Transfer Agreement (the “Agreement”) dated February 27, 2023.

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

On April 14, 2022, the Company established Future Trading (Chengdu) Co., Ltd. Its business is bulk commodities supply chain financing services and trading.

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

On February 27, 2023, Future FinTech (Hong Kong) Limited (“Buyer”), a company incorporated in Hong Kong and a wholly owned subsidiary of Future FinTech Group Inc. (the “Company”) entered into a Share Transfer Agreement (the “Agreement”) with Alpha Financial Limited, a company incorporated in Hong Kong (“Seller”) and sole owner and shareholder of Alpha International Securities (Hong Kong) Limited, a company incorporated in Hong Kong (“Alpha HK”) and Alpha Information Service (Shenzhen) Co., Ltd., a company incorporated in China (“Alpha SZ”). Alpha HK holds Type 1 ’Securities Trading’, Type 2 ‘Futures Contract Trading’ and Type 4 ’Securities Consulting’ financial licenses issued by the Hong Kong Securities and Futures Commission. Alpha SZ provides technical support services to Alpha HK. The share transfer transaction was approved by the Securities and Futures Commission of Hong Kong (“SFC”) in August 2023 and the acquisition was closed on November 7, 2023. The names of the two entities were subsequently changed to ‘FTFT International Securities and Futures Limited’ and ‘FTFT Information Services (Shenzhen) Co. Ltd.’, respectively.

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

Chain Cloud Mall is a unique real-name based blockchain e-commerce shopping platform that integrates blockchain, internet technology. The CCM shared shopping mall platform is designed to be a block-chain based shopping mall for merchants and goods, not the exchange of digital currencies, and it currently only accepts payment from credit cards, Alipay and WeChat. Currently, Chain Cloud Mall adopts an “Enterprise Communication as A Service” or eCAAS platform which is a part of 3.15 China Responsible Brand Program run by the Anti-Counterfeiting Committee of China Foundation of Consumer Protection (the “Anti-Counterfeiting Committee”). Anti-Counterfeiting Committee reviews and accepts the companies to join its 3.15 China Responsible Brand Program. After acceptance, these companies are authorized to use anti-counterfeiting labels on their products which have authenticated joint signatures of these companies and Anti-Counterfeiting Committee that are recorded on the blockchain quality and safety traceability system controlled by the Anti-Counterfeiting Committee. The companies will sell such products on our eCAAS platform. The companies can also use sales agents to sell their products on our eCAAS platform and parties can negotiate the commission percentages for the products sold. Any new sales agent must be recommended by existing agents and pay a one-time fee to the eCAAS platform to be admitted as the authorized agent to provide sales agent services on the platform. Due to the slowdown of economy and fierce competition in e-commerce area in China, CCM has generated nominal revenue for the Company since its transition to the agent based eCAAS platform.

The Company started its trial operation of NONOGIRL, a cross-border e-commerce platform, in March 2020 and formally launched it in July 2020. The cross-border e-commerce platform aimed to build a new s2b2c (supplier to business and consumer) outsourcing sales platform dominated by social media influencers. It was aimed at the growing female consumer market, with the ability to broadcast, short video, and all forms communication through the platform. It could also create a sales oriented sharing ecosystem with other major social media used by customers, etc. The Company’s promotion strategy previously mainly relied on the training of members and distributors through meetings and conferences. Due to the outbreak of COVID-19, the Chinese government put a restriction on large gatherings. These restrictions made the promotion strategy for our online e-commerce platforms difficult to be implemented and the Company has experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, in June 2021, the Company suspended its cross-border e-commerce platform (NONOGIRL) which later being closed. Also, since the second quarter of 2021, the Company has transformed its member-based business model of Chain Cloud Mall to a sale agent based eCAAS platform and began to provide supply chain financing services and trading business.

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

Anti-Counterfeiting Committee will review and accept the companies to join its Responsible Brand Program. After acceptance, these companies are authorized to use 315 anti-counterfeiting labels on their products and sell them on our eCAAS platform. The companies can also use sales agents to sell their products on our eCAAS platform and parties can negotiate the commission percentages for the products sold. Any new sales agent must be recommended by existing agents and pay a one-time fee to the eCAAS platform to be admitted as the authorized agent to provide sales agent services on the platform. Due to the slowdown of economy and fierce competition in e-commerce area in China, CCM has generated nominal revenue for the Company since its transition to the agent based eCAAS platform.

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

NTAM’s main revenue is generated from providing professional advices to clients and management fees for managing the investment of the clients. As of September 30, 2023, NTAM has approximately US$242 million assets under its management.

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

Recent Developments Related to the COVID-19 Outbreak

In December 2019, a novel strain of coronavirus was reported and has spread throughout China and other parts of the world. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China. In response to the evolving dynamics related to the COVID-19 outbreak, the Company followed the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China were closed and the employees worked from home at the end of January 2020 until late March 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have materially negatively impacted our business. The outbreak has had and continues to have disruption to our supply chain, logistics providers, customers or our marketing activities with the new variants of COVID-19, which could materially adversely impact our business and results of operations, especially to our supply chain financing and trading business during the first quarter of 2022. There were outbreaks in various cities and provinces in China due to Omicron variant in many cities, such as Xi’an city, Hong Kong, Shanghai and Beijing in 2022, which have resulted quarantines, travel restrictions, and temporary closure of office buildings and facilities in these cities. In December 2022, the Chinese government eased its strict zero COVID-19 policy which resulted in a surge of new COVID-19 cases during December 2022 and January 2023, which has disrupted our business operations in China. The Company’s promotion strategy of CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences. Chinese government put a restriction on large gatherings in 2020 and 2021, which made the promotion strategy for our online e-commerce platforms difficult to implement and the Company experienced difficulties to subscribe new members for its online e-commerce platforms. Due to the lack of new subscribers, in June 2021, the Company suspended its cross-border e-commerce platform NONOGIRL which later being closed. Also, since the second quarter of 2021, the Company has transformed its member-based Chain Cloud Mall to a sale agent based eCAAS platform and began to provide supply chain financing services. Due to the slowdown of economy and fierce competition in e-commerce area in China, CCM has generated nominal revenue for the Company since its transition to the agent based eCAAS platform.

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

Results of Operations

Comparison of Three Months ended September 30, 2023 and 2022:

Revenue

The following table presents our consolidated revenues for the three months ended September 30, 2023 and 2022, respectively:

	Three months ended September 30,		Change
	2023	2022	Amount	%
Asset management service	3,272,585	7,839,635	(4,567,050)	(58.26)%
Supply Chain Financing/Trading	19,991,244	4,118,065	15,873,179	385.45%
Others	489,896	1,319	488,577	37041.47%
Total	$23,753,725	$11,959,019	$11,794,706	98.63%

Revenue for the three months ended September 30, 2023 was $23.75 million, an increase of $11.79 million, or 98.63%, from $11.96 million for the same period of the last fiscal year. The increase in revenue for the three months ended September 30, 2023 was primarily due to significant increase in revenue from supply chain financing/trading business from $4.12 million for the three months ended September 30, 2022 to $19.99 million for the three months ended September 30, 2023 as the Company increased the revenue from sand and steel supply chain financing.

Asset management service decreased by $4.57 million from $7.84 million during the three months ended September 30, 2022 to $3.27 million in the same period of 2023, which mainly due to that clients are cautious on investing stock and other investments during current market condition in the third quarter 2023, which has reduced our revenue in asset management fees.

Others are mainly from non-performing debt recovery consulting and service fees. Others increased by $0.49 million from $1,319 during the three months ended September 30, 2022 to $0.48 million in the same period of 2023, which mainly due to its new business of non-performing debt recovery consulting and service fees started during the third quarter of 2023.

Gross Profit and Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended September 30, 2023 and 2022, respectively:

	Three months ended September 30,
	2023		2022
	Gross profit	Gross margin	Gross profit	Gross margin
Asset management service	1,139,039	34.81%	1,355,246	32.91%
Supply Chain Financing/Trading	59,050	0.03%	136,561	1.74%
Others	192,769	39.35%	1,319	100%
Total	$1,390,858	5.86%	$1,493,126	12.49%

Gross profits for the three months ended September 30, 2023 was $1.39 million, an decrease from $1.49 million for the same period of the last fiscal year. Overall gross margin as a percentage of revenue was 5.86% for the three months ended September 30, 2023, a decrease of 6.63% from 12.49% for the same period of last fiscal year, mainly due to lower profit margin from supply chain financing/trading business for the three months ended September 30, 2023, comparing to the same period of 2022, which was mainly due to increased supply chain financing/trading cost.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended September 30, 2023 and 2022, respectively: (in thousands)

	September 30, 2023		September 30, 2022
	Amount	% of revenue	Amount	% of revenue
General and administrative	$3,830	16.12%	$3,559	29.76%
Research and Development expenses	17	0.07%	791	6.61%
Stock compensation expense	-	-	1,280	10.70%
Selling expenses	109	0.46%	274	2.29%
Bad debt provision	18	0.08%	-	-%
Impairment Loss	4	0.02%	229	1.91%
Total operating expenses	$3,978	16.75%	$6,132	51.28%

Total operating expenses for the three months ended September 30, 2023 was $3.98 million, a decrease of $2.16 million from $6.13 million for the same period of the last fiscal year.

General and administrative expenses increased by $270,902, or 7.61%, from $3.56 million to $3.83 million for the three months ended September 30, 2023, compared to the same period of last fiscal year, mainly due to increased professional service fees for acquisition projects and certain training and consulting fees for the acquired and newly established companies during the three months ended September 30, 2023.

Stock compensation expense was $1.28 million during the three months ended September 30, 2022, as the Compensation Committee of the Board of Directors (the “Board”) of the Company granted certain shares of common stock of the Company to certain officers and employees in July 2022 and we did not have such expense for three months ended September 30, 2023.

Selling expenses decreased by $0.17 million during the three months ended September 30, 2023, compared to the same period of last fiscal year. The decrease in selling expenses was mainly due to decreased salaries and advertising fees.

The Company recorded $0.04 million and $0.23 million of impairment loss in three months ended September 30, 2023 and 2022 relating to short term investment which mainly due to Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.85 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. The impairment loss relating to short term investment is due to that overall economic environment has worsened in China with Covid-19 outbreak and related lockdown in various cities in China in 2022, Ukraine war, inflation, high interest rate, looming recession worldwide. According to the market value, the Company’s balance of the short term investment was $0.95 million as of September 30, 2023 and $0.99 million as of December 31, 2022.

The Company recorded $0.17 million of research and development expenses during the three months ended September 30, 2023. Research and development expenses include salaries, contracted services, as well as the related expenses of our research and product development team, and expenditures relating to our efforts to develop, design new products and services, and enhance our existing products and services to our clients. Research and development expenses decreased by $0.77 million during the three months ended September 30, 2023, compared to the same period of last fiscal year. The decrease in research and development expenses was mainly due to decreased salaries.

Provision of doubtful debt recorded $0.02 million during the three months ended September 30, 2023 which we did not have for the same period of 2022.

Other Income (Expense), Net

Other expenses, net, decreased by $1.05 million to negative $0.06 million for the three months ended September 30, 2023 from positive $1.21 million in the same period of the last fiscal year, primarily due to a large change in foreign exchange gain.

Income Tax

Tax provision decreased by $0.19 million from  $0.01 million for the three months ended September 30, 2023, comparing to $0.20 million for the same period of 2022, primarily due to decreased revenue from asset management service.

Non-controlling Interests

As of September 30, 2023, (i) Nature Worldwide Resources Ltd. holds 40% interest in DCON DigiPay Limited (“DCON Digipay”); (ii) each of Bin Wu and Lixiong Huang holds 25% and 20% interest in FTFT Capital Investments L.L.C., respectively; (iii) Aspenwood Capital Partner Limited holds 5%, Cheung Hiu Tung holds 2.22% and Choi Tsz Leung holds 2.78% of equity interest of NATM, respectively and (iv) Yaohua Dai holds 20% equity interest of Future Fintech Digital Capital.

Loss from Continuing Operations

Loss from Continuing Operations decreased by $1.18 million from $3.63 million for the three months ended September 30, 2022 to $2.45 million for the same period of 2023 mainly due to the decrease in operating expenses, as discussed above.

Comparison of Nine Months Ended September 30, 2023 and 2022

Revenue

The following table presents our consolidated revenues for the nine months ended September 30, 2023 and 2022, respectively:

	Nine months ended September 30,		Change
	2023	2022	Amount	%
Asset management service	9,690,714	11,270,874	(1,580,160)	(14.02)%
Supply Chain Financing/Trading	20,472,036	11,494,617	8,977,419	78.10%
Others	793,931	78,170	715,761	915.65%
Total	$30,956,681	$22,843,661	$8,113,020	35.52%

Revenue for the nine months ended September 30, 2023 was $30.96 million, an increase of $8.11 million, or 35.52%, from $22.84 million for the same period of the last fiscal year. The increase in revenue for the nine months ended September 30, 2023 was primarily due to significant increase in revenue from sand and steel supply chain financing and trading business in 2023.

Asset management service decreased by $1.58 million from $11.27 million during the nine months ended September 30, 2022 to $9.69 million in the same period of 2023, which mainly due to that clients are cautious on investing stock and other investments during current market condition in 2023, which has reduced our revenue in asset management fees.

Others are mainly from non-performing debt recovery consulting and service fees. Others increased by $0.72 million from $0.08 million during the nine months ended September 30, 2022 to $0.79 million in the same period of 2023, which mainly due to its new business of non-performing asset recovery service started during the third quarter of 2023.

Gross Profit and Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the nine months ended September 30, 2023 and 2022, respectively:

	Nine months ended September 30,
	2023		2022
	Gross profit	Gross margin	Gross profit	Gross margin
Asset management service	3,320,498	34.26%	4,381,536	38.87%
Supply Chain Financing/Trading	234,550	1.15%	196,817	1.71%
Others	302,614	38.12%	78,170	100%
Total	$3,857,662	12.46%	$4,656,523	20.38%

Gross profits for the nine months ended September 30, 2023 was $3.86 million, an decrease from $0.80 million form $4.66 million for the same period of the last fiscal year. Overall gross margin as a percentage of revenue was 12.46% for the nine months ended September 30, 2023, a decrease of 7.92% from 20.38% for the same period of last fiscal year, mainly due to lower profit margin from supply chain financing/trading business for the nine months ended September 30, 2023, comparing to the same period of 2022, which was mainly due to increased supply chain financing/trading cost.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the nine months ended September 30, 2023 and 2022, respectively: (in thousands)

	Nine months ended		Nine months ended
	September 30, 2023		September 30, 2022
	Amount	% of revenue	Amount	% of revenue
General and administrative	$9,854	31.83%	$9,619	42.11%
Research and Development expenses	342	1.10%	1,994	8.73%
Stock compensation expense	-	-	1,280	5.60
Selling expenses	365	1.18%	994	4.35%
Bad debt provision	(1,153)	(3.72)%	2	0.01%
Impairment Loss	4	0.01%	926	4.05%
Total operating expenses	$9,412	30.40%	$14,815	64.85%

Total operating expenses for the nine months ended September 30, 2023 was $9.41 million, an decrease of $5.40 million from $14.82 million for the same period of the last fiscal year.

General and administrative expenses increased by $0.23 million, or 2.44%, to $9.85 million for the nine months ended September 30, 2023, compared to $9.62 million for the same period of last fiscal year, mainly due to increased professional service fees for acquisition projects and certain training and consulting fees for the acquired and newly established companies during the nine months ended September 30, 2023.

Stock compensation expense was $1.28 million during the nine months ended September 30, 2022, as the Compensation Committee of the Board of Directors (the “Board”) of the Company granted certain shares of common stock of the Company to certain officers and employees in July 2022 and we did not have such expense for three months ended September 30, 2023.

Selling expenses decreased by $0.63 million during the nine months ended September 30, 2023, compared to the same period of last fiscal year. The decrease in selling expenses was mainly due to decreased salaries and advertising fees.

The Company recorded $3,872 and $0.93 million of impairment loss in nine months ended September 30, 2023 and 2022 relating to short term investment which mainly due to Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.85 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. The impairment loss relating to the short term investment is due to that overall economic environment has worsened in China with Covid-19 outbreak and related lockdown in various cities in China in 2022, Ukraine war, inflation, high interest rate, looming recession worldwide. According to the market value, the Company’s balance of the short term investment was $0.95 million as of September 30, 2023 and $0.99 million as of December 31, 2022.

The Company recorded $0.34 million of research and development expenses during the nine months ended September 30, 2023. Research and development expenses include salaries, contracted services, as well as the related expenses of our research and product development team, and expenditures relating to our efforts to develop, design new products and services, and enhance our existing products and services to our clients. Research and development expenses decreased by $1.65 million during the nine months ended September 30, 2023, compared to the same period of last fiscal year. The decrease in research and development expenses was mainly due to decreased salaries.

Write back of provision of doubtful debt recorded $1.15 million during the nine months ended September 30, 2023, it was due to bad debt recovery recognized in previous years and the Company did not have same recovery for the same period in 2022.

Other Income (Expense), Net

Other expenses, net increased by $2.72 million to negative $0.71 million for the nine months ended September 30, 2023 from positive $2.00 million in the same period of the last fiscal year, primarily due to the payment of a civil penalty for the aggregate amount of $1,650,000 that was approved by the Board during the nine months ended September 30, 2023 for the settlement with the Securities and Exchange Commission.

Income Tax

Tax provision decreased by $0.44 million for the nine months ended September 30, 2023, from $0.07 million to $0.51 million comparing to the same period of 2022, primarily due to decreased revenue from asset management service.

Non-controlling Interests

As of September 30, 2023, (i) Nature Worldwide Resources Ltd. holds 40% interest in DCON DigiPay Limited (“DCON Digipay”); (ii)each of Bin Wu and Lixiong Huang holds 25% and 20% interest in FTFT Capital Investments L.L.C., respectively; (iii) Aspenwood Capital Partner Limited holds 5%, Cheung Hiu Tung holds 2.22% and Choi Tsz Leung holds 2.78% of equity interest of NATM, respectively; and(iv)Yaohua Dai holds 20% equity interest of Future Fintech Digital Capital.

Loss from Continuing Operations

Loss from Continuing Operations decreased by $2.33 million from $8.67 million for the nine months ended September 30, 2022 to $6.34 million for the same period of 2023 mainly due to the decrease in operating expenses, as discussed above.

 Gain on disposal of discontinued operations

Gain on disposal of discontinued operation was $0.11 million for the nine months ended September 30, 2023, which was related to the dissolution and deregistration of QR (HK) Limited on June 16, 2023.

Loss per Share

Basic and diluted loss per share from continuing operations were $0.42 and $0.42 for the nine months ended September 30, 2023, respectively, as compared to a loss of $0.57 and $0.55 for the same periods of 2022, respectively. Basic and diluted income per share attributable to discontinued operations was $0.01 and $0.01 for the nine months ended September 30, 2023, respectively. Basic and diluted earnings per share attributable to discontinued operations was nil for the nine months ended September 30, 2022, respectively.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and restricted cash of $33.40 million, as compared to $29.74 million as of December 31, 2022. The increase in cash, cash equivalents and restricted cash was mainly due to decreased accounts receivable and loan receivable for the nine months ended September 30, 2023.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $39.14 million as of September 30, 2023, a decrease of $7.34 million from working capital of $46.48 million as of December 31, 2022, mainly due to the decrease in current assets and an increase in current liabilities.

Net cash used in operating activities increased by $4.64 million to $6.42 million for the nine months ended September 30, 2023 from $1.78 million for the same period of the last fiscal year. The increase in net cash used in operating activities was primarily due to increase in advances from customers.

Net cash provided by investing activities increased $34.08 million to $13.64 million for the nine months ended September 30, 2023 from $(20.44) million for the same period of the last fiscal year. It was due to increase in repayment from loan receivable and decrease in payment for loan receivable.

Net cash used in financing activities for the nine months ended September 30, 2023 was $2.91 million, representing an increase of $5.23 million, as compared to cash provided by financing activities of positive $2.11 million during the nine months ended September 30, 2022. The increase in cash used in financing activities was mainly due to proceeds from loan payable to the Company and increase in notes payable.

Off-balance sheet arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We have engaged an outside consultant with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. We also engaged an internal control consulting firm in July 2023 to review, test and improve our internal accounting controls and internal control over financial reporting. We are also arranging additional training of internal control for our employees and management on disclosure controls and procedures. We believe the measures described above will remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures.

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court) on February 9, 2021 based on diversity of jurisdiction. On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss. FT Global argues that the Court should deny the Company’s motion to dismiss. However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint. On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan. On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. On April 30, 2021, the Company served FT Global with its Initial Disclosures. On May 6, 2021, FT Global served the Company with its Initial Disclosures. On May 17, 2021, FT Global served the Company with its First Amended Initial Disclosures. On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information. The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the court concluded that additional information can be obtained through discovery. The Company timely filed an answer and defenses to FT Global’s complaint on November 24, 2021. On January 3, 2022 the Company propounded discovery requests upon FT Global, including interrogatories and requests for production of documents. On March 23, 2022, the Company propounded requests for admission upon FT Global. On March 24, 2022, FT Global propounded discovery requests upon the Company, including requests for production of documents and requests for admission. On April 1, 2022, FT Global served its response to the Company’s requests for production of documents. On May 13, 2022, FT Global served its responses to the Company’s interrogatories and requests for admissions.  On May 13, 2022, FT Global produced documents in response to the Company’s requests for production of documents. On June 3, 2022, the Company produced documents in response to FT Global’s requests for production of documents. On August 3, 2022, the Company took the deposition of FT Global. On August 4, 2022, FT Global took the deposition of the Company. On August 3, 2022, the Court granted the parties’ Consent Motion to Extend Discovery Period extending the discovery period from August 5, 2022 to September 14, 2022 and the deadline to file dispositive motions to October 12, 2022. On October 12, 2022, the Company filed a motion for summary judgment on all claims asserted by FT Global in this lawsuit. On November 2, 2022, FT Global filed its opposition to the Company’s motion for summary judgment. On November 16, 2022, the Company filed its reply in support of its motion for summary judgment on all claims asserted by FT Global in this lawsuit. On August 31, 2023, the Court entered an Order denying the Company’s motion for summary judgment. On September 20, 2023, the parties filed a joint motion to extend the deadline to file the consolidated pretrial order pending mediation of the case by the parties. On September 21, 2023, the Court granted the parties’ joint motion to extend the deadline to file the consolidated pretrial order to October 27, 2023. On October 16, 2023, the parties mediated the case. On October 24, 2023, the parties filed another joint motion to extend the deadline to file the consolidated pretrial order. On October 27, 2023, the Court granted the parties’ joint motion to extend the deadline to file the consolidated pretrial order to November 17, 2023 and set the case for trial on January 8, 2024. Subsequently, the Court approved an extension of the deadline to file a pretrial order to December 1, 2023. The Company will continue to vigorously defend the action against FT Global.

Settlement with SEC

On December 17, 2019, the Company announced that it received a subpoena from the SEC’s Division of Enforcement requiring the Company to produce documents and other information and the Company has cooperated with the SEC’s investigation and information request. On July 3, 2023, the SEC announced a settlement of the investigation with the Company. Without admitting or denying the SEC’s findings, the Company has consented to: (i) cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and (3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20, 13a-1, 13a-13 and 13a-15(a) thereunder; (ii) pay a civil money penalty in the amount of $1,650,000 to the Securities and Exchange Commission for transfer to the general fund of the United States Treasury, subject to Exchange Act Section 21F(g)(3) and the payment shall be made in the following installments: the first installment of $150,000 shall be paid within ten (10) days of July 3, 2023 (the “Order Date”); the second installment of $375,000 shall be paid within 90 days of the Order Date; the third installment of $375,000 shall be paid within 180 days of the Order Date; the fourth installment of $375,000 shall be made within 270 days of the Order Date; and the last installment of $375,000 shall be made within 360 days of the Order Date; (iii) retain, within sixty (60) days of the Order Date, at Company’s own expense, a qualified independent consultant (the “Consultant”) not unacceptable to the SEC staff, to test, assess, and review the Company’s internal accounting controls and internal control over financial reporting (collectively, “review), and the Consultant, at the conclusion of the review, which in no event shall be no more than 180 days after the Order Date, to submit a report of the Consultant to the Company and the SEC staff and the report shall address the Consultant’s findings and shall include a description of the review performed, the conclusions reached, and the Consultant’s recommendations for changes or improvements; and (iv) adopt, implement, and maintain all policies, procedures and practices recommended in the report of the Consultant within 120 days of receiving the report from the Consultant. The first and second installments of $150,000 each have been paid by the Company on July 7, 2023 and September 25, 2023, respectively. The Company also has engaged an independent consultant to test, assess, and review the Company’s internal accounting controls and internal control over financial reporting on July 26, 2023.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the nine months ended September 30, 2023 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

November 20, 2023

By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Financial and Accounting Officer)

November 20, 2023