Form 10-K
period 2023-12-31
Future FinTech Group Inc.
filed 2024-04-16
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant, based upon the closing price of $1.30 per share for shares of the registrant’s Common Stock on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NASDAQ Capital Market, was approximately $15.3 million.

The number of shares of Common Stock outstanding as of April 12, 2024 was 19,985,410.

FUTURE FINTECH GROUP INC.

Annual Report on Form 10-K for Fiscal Year Ended December 31, 2023

i

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Annual Report”) of Future Fintech Group, Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our”, “the Company” or “Future FinTech”) includes forward-looking statements regarding, among other things, Future FinTech’s plans, strategies and prospects, both business and financial. Although Future FinTech believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Future FinTech cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” from time to time in Future FinTech’s filings with the SEC. Many of the forward-looking statements contained in this presentation may be identified by the use of forward-looking words such as “believe”, “expect”, “anticipate”, “should”, “planned”, “will”, “may”, “intend”, “estimated”, “aim”, “on track”, “target”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “seek”, “would”, “could”, “continue”, “ongoing”, “upside”, “increases” and “potential”, among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this presentation are set forth in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

●	fluctuations in the supply of products from our suppliers;

●	the expected growth of the supply chain financing industry in China, asset management, brokerage and investment banking business in Hong Kong, cross-border payment business in U.K., digital asset mining farm business in the United States and global financial technology industry;

●	changes in general economic conditions and conditions adversely affecting the businesses in which Future FinTech is engaged;

●	changes in U.S., China and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing for our operations and investments;

●	our success in implementing our business strategy, integrating the business that we have recently acquired and introducing new products and services;

●	our ability to attract and retain customers;

●	changes in tastes and preferences for, or the consumption of, our products and services;

●	impact of competitive activities on our business;

●	the result of future financing efforts;

●	risks associated with the adverse effects of COVID-19 pandemic globally;

●	risks associated with conducting business internationally and especially in the People’s Republic of China (“PRC”, or “China”), including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and

●	change of laws and regulations of blockchain technology and its application to business;

●	other economic, financial and regulatory factors beyond the Company’s control.

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

Future Fintech Group, Inc. is a holding company incorporated in Florida and it is not an operating company. As a holding company with no material operations of its own, the Company conducts its business through its subsidiaries. It is the holding company that the investors will hold an interest.

Unless otherwise stated, as used in this report “we,” “us,” “Company,” “our,” or “Future FinTech” refers to Future FinTech Group Inc., a Florida holding company, and “VIE” refers to the PRC variable interest entity, Cloud Chain E-Commerce (Tianjin) Co., Ltd. (E-Commerce Tianjin).

Summary of Significant Risk Factors

The following is a summary of significant risk factors and uncertainties that may affect our business, which are discussed in more detail below in “Part I—Item 1A—Risk Factors” included in this Annual Report on Form 10-K:

Risks Related to Our Business

●	An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations and financial results. (see page 23 of this report)

●	The supply chain financing service industry is an emerging and rapidly evolving industry in China and we might not achieve the development as we expected. (see page 24 of this report)

●	The supply chain financing service industry is increasingly competitive in China. If we fail to compete effectively, we may lose our customers and partners, which could materially and adversely affect our business, financial condition and results of operations. (see page 24 of this report)

●	The asset management services that NTAM provides involve various risks, and failure to identify or fully appreciate such risks will negatively affect our reputation, client relationships, operations and prospects. (see page 25 of this report)

●	Our operations of NTAM depend on key management and professional staff and our business may suffer if we are unable to recruit or retain them. (see page 25 of this report)

●	The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect the development of our blockchain related business. (see page 28 of this report)

●	We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents. (see page 28 of this report)

●	Our business depends on our website, app, network infrastructure and transaction-processing systems. (see page 28 of this report)

Risks Related to Doing Business in the PRC

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations. (see page 31 of this report)

●	Uncertainties and quick change in the interpretation and enforcement of Chinese laws and regulations with little advance notice could result in a material and negative impact our business operations, decrease the value of our shares of common stock and limit the legal protections available to us. (see page 33 of this report)

●	The Chinese government exerts substantial influence over the manner in which we must conduct our business as well as more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, and may intervene or influence our operations at any time, which could result in a material change in our operations, and significantly limit or completely hinder our ability to offer or continue to offer securities to investors and, and cause the value of our shares of common stock to significantly decline or be worthless. (see page 34 of this report)

●	There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. (see page 35 of this report)

●	We could be restricted from paying dividends to shareholders due to PRC laws and other contractual requirements. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, the VIE, and the WFOE, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets. (see page 36 of this report)

●

The Holding Foreign Companies Accountable Act, or the HFCA Act, and the related regulations are evolving quickly. Further implementations and interpretations of or amendments to the HFCA Act or the related regulations, or a PCOAB’s determination of its lack of sufficient access to inspect our auditor, might pose regulatory risks to and impose restrictions on us because of our operations in mainland China. A potential consequence is that our shares of common stock may be delisted by the exchange. The delisting of our common stock, or the threat of our common stock being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct full inspections of our auditor deprives our investors of the benefits of such inspections. (see page 39 of this report)

●	The filing with the China Securities Regulatory Commission (“CSRC”) is required in connection with any offering under New Overseas Listing Rules, and we cannot assure you that we will be able to timely make such filing, in which case we may face sanctions by the CSRC or other PRC regulatory agencies for failure to timely file with the CSRC for this offering. (see page 38 of this report)

Risks Related to Our Common Stock

●	We are authorized to issue blank check preferred stock, which may be issued without shareholder approval and which may adversely affect the rights of holders of our Common Stock. (see page 40 of this report)

●	In recent years, our Common Stock has been in danger of being delisted from the NASDAQ Stock Market (“NASDAQ”). (see page 41 of this report)

Other risks and uncertainties, including those listed under “Part I—Item 1A—Risk Factors”.

These factors should not be construed as exhaustive, and should be read with the other cautionary statements, and other information in this Annual Report on Form 10-K, and our other filings with the SEC.

PART I

ITEM 1 – BUSINESS

Overview

Future FinTech is a holding company incorporated under the laws of the State of Florida. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to financial technology related service businesses. The main business of the Company includes supply chain financing services and trading in China, asset management business in Hong Kong and cross-border money transfer service in UK. The Company also expanded into brokerage and investment banking business in Hong Kong and cryptocurrency mining farm in the U.S.  The Company had a contractual arrangements with a VIE E-Commerce Tianjin in China, which has generated minimal revenue and business since 2021 due to the negative impact caused by COVID-19. The Company started the process to close it down in November 2023 and completed deregistration and dissolution of the VIE with local authority on March 7, 2024.

There are legal and operational risks associated with being based in and having a substantial majority of operations in China and Hong Kong. These risks could result in a material change in our operations and/or the value of our common stock or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our shares to significantly decline or be worthless. In the past few years, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued an announcement to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. On February 15, 2022, Cybersecurity Review Measures published by Cyberspace Administration of China or the CAC, National Development and Reform Commission, Ministry of Industry and Information Technology, Ministry of Public Security, Ministry of State Security, Ministry of Finance, Ministry of Commerce, People’s Bank of China, State Administration of Radio and Television, China Securities Regulatory Commission (“CSRC”), State Secrecy Administration and State Cryptography Administration became effective, which provides that, Critical Information Infrastructure Operators (“CIIOs”) that intend to purchase internet products and services and Online Platform Operators engaging in data processing activities that affect or may affect national security shall be subject to the cybersecurity review by the Cybersecurity Review Office. On November 14, 2021, CAC published the Administration Measures for Cyber Data Security (Draft for Public Comments), or the “Cyber Data Security Measure (Draft)”, which requires cyberspace operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. On July 7, 2022, CAC promulgated the Measures for the Security Assessment of Data Cross-border Transfer, effective on September 1, 2022, which requires the data processors to apply for data cross-border security assessment coordinated by the CAC under the following circumstances: (i) any data processor transfers important data to overseas; (ii) any critical information infrastructure operator or data processor who processes personal information of over 1 million people provides personal information to overseas; (iii) any data processor who provides personal information to overseas and has already provided personal information of more than 100,000 people or sensitive personal information of more than 10,000 people to overseas since January 1st of the previous year; and (iv) other circumstances under which the data cross-border transfer security assessment is required as prescribed by the CAC. On February 17, 2023, the CSRC released New Overseas Listing Rules with five interpretive guidelines, which took effect on March 31, 2023. The New Overseas Listing Rules require Chinese domestic enterprises to complete filings with CSRC and report related information under certain circumstances, such as: a) an issuer making an application for initial public offering and listing in an overseas market; b) an issuer making an overseas securities offering after having been listed on an overseas market; c) a domestic company seeking an overseas direct or indirect listing of its assets through single or multiple acquisition(s), share swap, transfer of shares or other means. According to the Notice on Arrangements for Overseas Securities Offering and Listing by Domestic Enterprises, published by the CSRC on February 17, 2023, a company that (i) has already completed overseas listing or (ii) has already obtained the approval for the offering or listing from overseas securities regulators or exchanges but has not completed such offering or listing before effective date of the new rules and also completes the offering or listing before September 30, 2023 are considered as an existing listed company and is not required to make any filing until it conducts a new offering in the future. Furthermore, upon the occurrence of any of the material events specified below after an issuer has completed its offering and listed its securities on an overseas stock exchange, the issuer shall submit a report thereof to the CSRC within 3 business days after the occurrence and public disclosure of the event: (i) change of control; (ii) investigations or sanctions imposed by overseas securities regulatory agencies or other competent authorities; (iii) change of listing status or transfer of listing segment; or (iv) voluntary or mandatory delisting. The New Overseas Listing Rules stipulate the legal consequences to the companies for breaches, including failure to fulfill filing obligations or filing documents having false statement or misleading information or material omissions, which may result in a fine ranging from RMB1 million to RMB10 million, and in cases of severe violations, the relevant responsible persons may also be barred from entering the securities market. On February 24, 2023, the CSRC, the Ministry of Finance, the National Administration of State Secretes Protection and the National Archives Administration released the Provisions on Strengthening the Confidentiality and Archives Administration Related to the Overseas Securities Offering and Listing by Domestic Companies, or the Confidentiality and Archives Administration Provisions, which took effect on March 31, 2023. PRC domestic enterprises seeking to offer securities and list in overseas markets, either directly or indirectly, shall establish and improve the system of confidentiality and archives work, and shall complete approval and filing procedures with competent authorities, if such PRC domestic enterprises or their overseas listing entities provide or publicly disclose documents or materials involving state secrets and work secrets of state organs to relevant securities companies, securities service institutions, overseas regulatory agencies and other entities and individuals. It further stipulates that (i) providing or publicly disclosing documents and materials which may adversely affect national security or public interests, and accounting records or photocopies thereof to relevant securities companies, securities service institutions, overseas regulatory agencies and other entities and individuals shall be subject to corresponding procedures in accordance with relevant laws and regulations; and (ii) any working papers formed in the territory of the PRC by securities companies and securities service agencies that provide domestic enterprises with securities services relating to overseas securities issuance and listing shall be stored in the territory of the PRC, the outbound transfer of which shall be subject to corresponding procedures in accordance with relevant laws and regulations. As of the date of this report, these new laws and guidelines that became effective have not impacted the Company’s ability to conduct its business, accept foreign investment or list on a U.S. or other foreign stock exchange except for the filing requirement under New Overseas Listing Rules. The Company is still processing the filings with CSRC for its offerings since the effective of New Overseas Listing Rules and has not complied the filing requirements yet which would subject the Company to fines and other penalties for violation of New Overseas Listing Rules. In addition, new rules and regulations could be adopted and there are uncertainties in the interpretation and enforcement of existing laws and guidelines, which could materially and adversely impact our business and financial outlook and may impact our ability to accept foreign investments or continue to list on a U.S. or other foreign stock exchange.  Any change in foreign investment regulations, and other policies in China or related enforcement actions by China government could result in a material change in our operations and the value of our securities and could significantly limit or completely hinder our ability to offer our securities to investors or cause the value of our securities to significantly decline or be worthless.

In the opinion of our PRC counsel Fengdong Law Firm, subsidiaries of the Company are incorporated and operating in mainland China have received all required permissions from Chinese authorities to operate their current business in China, including Business licenses and Bank Account Open Permits, as of the date of this report.

In the opinion of Fengdong Law Firm, as of the date of this report, we, our subsidiaries in China are not subject to permission requirements from the CSRC or CAC or any other entity that is required to approve of their operations and have not received or were denied such permissions by any PRC authorities. Currently, we are required to file with CSRC for any offerings under New Overseas Listing Rules. The Company is still processing the filings with CSRC for its offerings since the effective of New Overseas Listing Rules and has not complied the filing requirements yet which would subject the Company to fines and other penalties for violation of New Overseas Listing Rules. Given the current PRC regulatory environment, it is uncertain whether we, our subsidiaries, will be able to obtain permission from the PRC government to offer our securities to foreign investors, and even when such permission is obtained, whether it will be denied or rescinded. If we or any of our subsidiaries do not receive or maintain such permissions or approvals, inadvertently conclude that such permissions or approvals are not required, or applicable laws, regulations, or interpretations change and we or our subsidiaries are required to obtain such permissions or approvals, it could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of our securities to significantly decline or become worthless. Failure to take timely and appropriate measures to adapt to any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations.

The Company’s auditor, Fortune CPA Inc. is headquartered in California and the Public Company Accounting Oversight Board (United States) (the “PCAOB”) currently has access to inspect the working papers of our auditor. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination. On December 29, 2022, a legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”), was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to Accelerating Holding Foreign Companies Accountable Act, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. The Holding Foreign Companies Accountable Act and related regulations currently does not affect the Company as the Company’s auditor is subject to PCAOB’s inspection and investigation.

As a holding company, we may rely on dividends and other distributions on equity paid by our subsidiaries for our cash and financing requirements. If any of our subsidiaries incurs debt on its own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us. However, neither any of our subsidiaries or the VIE has made any dividends, other distributions or cash transfers to our holding company or any U.S. investors as of the date of this report. In the future, cash proceeds raised from overseas financing activities may be transferred by us to our PRC subsidiaries via capital contribution or shareholder loans, as the case may be. As a holding company, we may rely principally on dividends and other distributions on equity paid by our subsidiaries for our cash and financing requirements we may have. As of the date of this report, we do not have cash management policies and procedures in place that dictate how funds are transferred through our organization. Rather, the funds can be transferred in accordance with the applicable PRC laws and regulations. See “Dividend Distribution and Cash Transfer Between the Holding Company and Subsidiaries.”

As of the date of this report, no dividends or distributions have been made between the holding company, its subsidiaries, and consolidated VIE, or to investors including U.S. investors. The holding company, its subsidiaries, and the VIE do not have any plan to distribute dividend or settle amounts owed under the VIE Agreements in the foreseeable future. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, the VIE, and the WFOE (as defined below), such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets. See “Dividend Distribution and Cash Transfer Between the Holding Company and Subsidiary.” and “Risk Factor - We could be restricted from paying dividends to shareholders due to PRC laws and other contractual requirements. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, the VIE, and the WFOE, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets.”

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

The Company operated a blockchain based online shopping platform, Chain Cloud Mall (“CCM”) Chain Cloud Mall through its VIE and its business was materially and negatively affected by outbreak of COVID-19 since early 2020 because the Company was unable to implement its promotion strategy to enroll new members through training of such members and distributors via meetings and conferences which was not possible during the outbreak of COVID-19. CCM has generated minimal revenue and business since 2021, despite the Company transformed the member-based business model of CCM to a sale agent based “Enterprise Communication as A Service” or eCAAS platform during the second quarter of 2021. The Company started a process to close it down in November 2023 and completed deregistration and dissolution of the VIE with local authority on March 7, 2024.

The Company currently has nine directly controlled subsidiaries: DigiPay FinTech Limited (“DigiPay”), a company incorporated under the laws of the British Virgin Islands, Future FinTech (Hong Kong) Limited, a company incorporated under the laws of Hong Kong, GlobalKey Shared Mall Limited, a company incorporated under the laws of Cayman Islands (“GlobalKey Shared Mall”), Tianjin Future Private Equity Fund Management Partnership, a Limited Partnership under the laws of China, FTFT UK Limited, a company incorporated under the laws of United Kingdom, Future Fintech Digital Capital Management, LLC, a company incorporated under the laws of Connecticut, Future Fintech Digital Number One GP, LLC, a company incorporated under the laws of Connecticut, Future FinTech Labs Inc., a company incorporated under the laws of New York, and FTFT SuperComputing Inc. a company incorporated under the laws of Ohio.

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

Our organizational structure as of December 31, 2023 is set forth in the diagram:

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

The VIE is consolidated for accounting purposes but is not an entity in which we own equity. The VIE structure is subject to various risks. For example, the contractual arrangements may not be as effective as direct ownership in providing us with control over E-Commerce Tianjin. We expect to rely on the performance by the VIE shareholders of their respective obligations under the contracts to exercise control over E-Commerce Tianjin. The VIE shareholders may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks will exist throughout the period in which we operate related e-commerce platform business through the contractual arrangements. If any dispute relating to these contracts remains unresolved, we will have to enforce our rights under these contracts through the operations of PRC law and arbitration, litigation or other legal proceedings which could be a lengthy process and very costly. Since 2021, the VIE has generated minimal revenue and business for the Company due to negative impact by COVID-19 and the Company started a process to close it down in November 2023. On March 7, 2024, the Company completed deregistration and dissolution of the VIE with the approval by CCM Network, E-Commerce Tianjin, Mr. Zeyao Xue and Mr. Kai Xu.

Dividend Distribution and Cash Transfer Between the Holding Company and Subsidiaries

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

To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets. See “Risk Factor - We could be restricted from paying dividends to shareholders due to PRC laws and other contractual requirements.” and “Risk Factor - We could be restricted from paying dividends to shareholders due to PRC laws and other contractual requirements. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets.” We intend to keep any future earnings to re-invest in and finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. We currently don’t have any cash management policies and procedures in place that dictate how funds are transferred through our organization. Rather, the funds can be transferred in accordance with the applicable PRC laws and regulations.

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

Impact of COVID-19 on our Business

In December 2019, a novel strain of coronavirus was reported and has spread throughout China and other parts of the world. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China. In response to the evolving dynamics related to the COVID-19 outbreak, the Company was following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China were closed and the employees worked from home at the end of January 2020 until late March 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have materially negatively impacted our business. The outbreak has had and might continue to have disruption to our supply chain, logistics providers, customers or our marketing activities with the new variants of COVID-19, which could materially adversely impact our business and results of operations. There were outbreaks in various cities and provinces in China due to Omicron variant, such as Xi’an city, Hong Kong, Shanghai, Beijing and other cities in 2022, which have resulted quarantines, travel restrictions, and temporary closure of office buildings and facilities in these cities. In December 2022, the Chinese government eased its strict zero COVID-19 policy which resulted in a surge of new COVID-19 cases during December 2022 and January 2023, which has disrupted our business operations in China. The Company’s promotion strategy of CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences. Chinese government put a restriction on large gatherings in 2020 and 2021, which made the promotion strategy for our online e-commerce platforms difficult to implement and the Company experienced difficulties to subscribe new members for its online e-commerce platforms. Since 2021, CCM generated minimal revenue and business for the Company. The Company started a process to close it down in November 2023 and completed deregistration and dissolution of the VIE with local authority on March 7, 2024.

While the potential economic impact brought by new variants of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. Further, as we do not have access to a revolving credit facility, there can be no assurance that we would be able to secure commercial debt financing in the future in the event that we require additional capital. In the event that we do need to raise capital in the future and there is any outbreak due to new variants, outbreak-related instability in the securities markets could adversely affect our ability to raise additional capital.

Company Strategy and Principal Products and Services

Our core business historically was in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC and internationally. Due to drastically increased production cost and tightened environmental laws in China, the Company has transformed its main business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology in fiscal year 2019. Due to the outbreak of COVID-19, the Chinese government put a restriction on large gatherings. These restrictions made the promotion strategy for our online e-commerce platforms difficult to implement and the Company experienced difficulties to subscribe new members for its online e-commerce platforms. Since 2021, CCM e-commerce platform has generated minimal revenue and business for the Company. The Company started a process to close it down in November 2023 and completed deregistration and dissolution of the VIE with local authority on March 7, 2024. Currently, the Company mainly generates its revenues from its supply chain financing/trading and asset management business. During the fiscal year of 2023, the supply chain financing and asset management business contributed 59% and 37% of our revenues, respectively. During the fiscal year of 2022, the supply chain financing and wealth management business of NTAM contributed 42.33% and 57.08% of our revenues, respectively.

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

The Company is in the process of transition and developing its financial technology related business, including asset management, supply chain financing/trading, payment services, investment banking and brokerage, digital assets mining farm services.

Supply Chain Financing Service and Trading in China

Since the second quarter of 2021, we started supply chain financing service and trading business, which currently includes coal, aluminum ingots, sand and steel supply chain financing service and trading business.

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

We focus on bulk commodity goods such as sand, steel, coal and aluminum ingots and take large state-owned or listed companies as the core service targets; We use our own funds as the operation basis, actively uses a variety of channels and products for financing, such as banks, commercial factoring companies, accounts receivable, asset-backed securities, and other innovative financing methods to obtain sufficient funds.

We sign purchase and sale agreements with suppliers and buyers. The suppliers are responsible for the supply and transportation of goods to the end users’ designated freight yard or transfer the title to us in certain warehouses. We also provide trading service as we don’t take control over the ownership of the goods but receive lower margin for the transaction. For the sale of goods where we obtain control of the goods before transferring it to the customer, we recognize revenue based on the gross revenue amount billed to customers as sales of goods. We consider multiple factors when determining whether we obtain control of third-party goods, including evaluating if we can establish the price of the goods, retain inventory risk for tangible goods or have the responsibility for ensuring acceptability of the goods. We recognize net revenue as agent services for the sales of coals, aluminum ingots, sand and steel when no control obtained throughout the transactions. We select the customers and suppliers that have good credit and reputation.

Asset Management, Brokerage and Investment Banking Services in Hong Kong.

The Company acquired 90% of the issued and outstanding shares of Nice Talent Asset Management Limited (“NTAM”), a Hong Kong-based asset management company in August 2021. NTAM was founded in 2018 and it engages asset management and advisory services. NTAM is licensed under the Securities and Futures Commission of Hong Kong (SFC) for carrying out regulated activities in “Advising on Securities” and “Asset Management”. NTAM offers diversified asset management portfolio for professional investors. Assets of NTAM’s clients are held in banks, where clients gave the banks their authorization allowing NTAM to place trading instructions on behalf of the clients in order to manage the clients’ assets.

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

NTAM’s main revenue is generated from providing professional advices to clients and management fees for managing the investment of the clients. As of March 31, 2024, NTAM has approximately US$346 million assets under its management.

In November 2023, the Company completed the acquisition of Alpha International Securities (Hong Kong) Ltd. and changed its names to FTFT International Securities and Futures Limited (“FTFT International”). Founded in 2010, FTFT International focuses on three main areas of financial services: (1) online brokerage services consisting of Hong Kong equities as well as US equities where its works with its partner, a US brokerage firm, (2) underwriting and distribution of Hong Kong IPOs, and (3) underwriting U.S. dollar-denominated bonds issued by Chinese companies in Hong Kong. FTFT International Securities holds Type 1 “Securities Trading”, Type 2 “Futures Trading” and Type 4 “Securities Advisory” financial licenses issued by the HK SFC. FTFT International provides customers with a full range of financial services in Hong Kong including online brokerage services, IPOs, financial advisory services and US dollar-based Chinese municipal and enterprise bond issuance services. FTFT International has over 60,000 customer accounts, and since 2020 it has underwritten 29 IPOs in Hong Kong. In terms of offshore US dollar-based Chinese bond issuance, since 2020 FTFT International has underwritten nine Chinese municipal and enterprise bonds in Hong Kong.

Money Transfer Business

FTFT Finance UK Limited (“FTFT Finance”) formerly known as Khyber Money Exchange Ltd. was acquired by FTFT UK Limited in September 2022. It is regulated by UK Financial Conduct Authority (“FCA”) for its cross-border money transfer systems and service. FTFT Finance was incorporated in 2009 and is a pioneer in the UK for money remittance services. FTFT Finance provides money transfer services through its platform to transfer money around the world via one of its agent locations or its online portal, mobile platform, or over the phone. FTFT Finance is headquartered in the UK and it has a trade name of FTFT Pay. FTFT Finance’s plan is to develop products and services across different regions of the world.

FTFT Finance is a financial platform that enables its customers to send their hard-earned money to their country of origin, or any other country of their liking, with ease and at a reasonable cost, transparent exchange rate and without any hidden charges. We believe our customers and their diverse backgrounds that has helped FTFT Finance to become a credible and trustworthy money remittance business.

Remittance service is a highly saturated market in the United Kingdom and there are many companies that offer remittance services. FTFT Finance has an edge over companies like wise in many different ways, for example, FTFT Finance offers competitive rates for its services and does not charge customer fees for remittance to Pakistan as it receives its rebate from local banks. This approach provides gives us an advantage over our competitors.

According to the Office for National Statistics, the UK economy grew by 0.1% for the year of 2023, and GDP per capita fell by 0.6% for the year of 2023, and the slow-down of UK economy directly cause the decline in the amount and frequency of remittance business which also negatively impacted our business. Also, the exchange rate fluctuation in 2023 is relatively large, which significantly reduced our income.

Competition and our Competitive Advantages

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

Brokerage and Investment Banking Services

The online brokerage market is highly competitive and rapidly evolving. Our primary competitors include online brokers and other firms providing brokerage services. Nevertheless, we believe that our diverse product offerings, advanced technology infrastructure, efficient trade execution, top quality customer services and competitive pricing together make us one of the top performers in this market.

Although some of our competitors may have greater financial resources or a larger customer base than we do, we believe that our proprietary trading platform, comprehensive customer services, innovative products and services, unparalleled user experience, robust infrastructure and advanced technology, and strong brand recognition are powerful competitive strengths in the fast-evolving online brokerage market.

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

(2) High-quality customer groups

The criteria for our corporate clients are generally the wholly owned or controlled subsidiaries of large state-owned companies or publicly listed companies. At present, our customers are mainly in the coal, sand and metal industries, power generation, construction and heating industries, which includes subsidiary of China Datang Corporation, one of the five large-scale power generation enterprises in China.

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

Money Transfer Market in UK

Remittance service is a highly saturated market in the United Kingdom. There are many companies that offer remittance services as our competitors, such as Ace Money Transfer, Wise (formerly known as Transfer Wise), Remitly and Remit World.

FTFT Finance has an edge over companies like wise in many different ways, for example, FTFT Finance offers competitive rates for its services and it does not charge customer fees for remittance to Pakistan as it receives its rebate from local banks. This approach provides gives us an advantage over our competitors.

Marketing and Sales

We market our supply chain financing services to large state-owned or controlled enterprises and public company, with a focus on energy, construction and metal industries. Our supply chain finance business has established a high-quality team that fully understands our strategy and market situation and is sensitive to market changes to find target customers and expand our business. Based on standardized operation, our team has established a good reputation in the cooperation with existing customers, and to reach out to their respective upstream and downstream business partners to expand our business scope.

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

FTFT International Securities and Futures Ltd. (“FTFT Securities”), founded in 2010, is a HKSFC approved and licensed corporation (Central Number: ATR(516)) and holds type 1 , type 2 and type 4 activities licenses. FTFT Securities is also a Hong Kong stock exchange participant and strictly follows the securities and futures regulations to provide customers with safe and reliable securities trading services.

FTFT Securities is committed to build a financial services platform that is in line with the customers’ business philosophy, and to provide customers with safe, efficient, convenient investment experience. Along with NTAM, it relies FTFT’s diversified business system, to provide customers with asset management, wealth management, securities brokerage and investment banking services, with a full range and one-stop financial services and solutions.

At present, the main business of the FTFT Securities is: Hong Kong stock brokerage business, equity capital market business (ECM) and debt capital market business (DCM). In the future, the company will combine its own business advantages with the group, deeply cultivate overseas market, and provide more comprehensive and cutting-edge financial services for global customers.

FTFT Finance

According to the Office for National Statistics, the UK economy grew by 0.1% for the year of 2023, and GDP per capita fell by 0.6% for the year of 2023, and the slow-down of UK economy directly cause the decline in the amount and frequency of remittance business which also negatively impacted our business. Also, the exchange rate fluctuation in 2023 is relatively large, which significantly reduced our income.

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

Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises

On February 17, 2023, the CSRC released New Overseas Listing Rules with five interpretive guidelines, which took effect on March 31, 2023. The New Overseas Listing Rules require Chinese domestic enterprises to complete filings with CSRC and report related information under certain circumstances, such as: a) an issuer making an application for initial public offering and listing in an overseas market; b) an issuer making an overseas securities offering after having been listed on an overseas market; c) a domestic company seeking an overseas direct or indirect listing of its assets through single or multiple acquisition(s), share swap, transfer of shares or other means. According to the Notice on Arrangements for Overseas Securities Offering and Listing by Domestic Enterprises, published by the CSRC on February 17, 2023, a company that (i) has already completed overseas listing or (ii) has already obtained the approval for the offering or listing from overseas securities regulators or exchanges but has not completed such offering or listing before effective date of the new rules and also completes the offering or listing before September 30, 2023 are considered as an existing listed company and is not required to make any filing until it conducts a new offering in the future. Furthermore, upon the occurrence of any of the material events specified below after an issuer has completed its offering and listed its securities on an overseas stock exchange, the issuer shall submit a report thereof to the CSRC within 3 business days after the occurrence and public disclosure of the event: (i) change of control; (ii) investigations or sanctions imposed by overseas securities regulatory agencies or other competent authorities; (iii) change of listing status or transfer of listing segment; or (iv) voluntary or mandatory delisting. The New Overseas Listing Rules stipulate the legal consequences to the companies for breaches, including failure to fulfill filing obligations or filing documents having false statement or misleading information or material omissions, which may result in a fine ranging from RMB1 million to RMB10 million, and in cases of severe violations, the relevant responsible persons may also be barred from entering the securities market.

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

Regulations Relating to Asset Management and Securities Services in Hong Kong.

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

As of the date of this annual report, our subsidiary NTAM and FTFT Securities are licensed under the HKSFO to conduct the following regulated activities:

Company	Type of Regulated Activities
Nice Talent Asset Management Limited (“NTAM”) (1)	Type 4 and Type 9
FTFT International Securities and Futures Ltd. (“FTFT Securities”)	Type 1, Type 2 and Type 4

Notes:

(1)	The following conditions are currently imposed on the HKSFC license of NTAM:

●	The licensee shall only provide services to professional investors. The term “professional investor” is as defined in the HKSFO and its subsidiary legislation.

●	The licensee shall not hold client assets. The terms “hold” and “client assets” are as defined under the HKSFO.

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

Hong Kong Regulations Relating to Securities and Futures Brokerage Providers FTFT Securities is a licensed corporation of the Securities and Futures Commission of Hong Kong (“SFC”) holding Type 1 (“Dealing in Securities”), Type 2 (“Dealing in Futures Contracts”), Type 4 (“Advising on Securities”) licenses. The Securities and Futures Ordinance (“SFO”), including its subsidiary legislation, is the principal legislation regulating the securities and futures industry in Hong Kong. In particular, Part V of the SFO deals with licensing and registration matters. The SFO is administered by SFC which is an independent statutory body in Hong Kong set up to regulate the securities and futures markets and the non-bank leveraged foreign exchange market in Hong Kong.

In addition, the Companies (Winding Up and Miscellaneous Provisions) Ordinance including its subsidiary legislation provides that SFC is responsible for authorizing the registration of prospectuses for offerings of shares and debentures in Hong Kong and/or granting exemptions from strict compliance with the provisions in the Hong Kong Companies (Winding Up and Miscellaneous Provisions) Ordinance. The SFO provides that SFC is also responsible for authorizing certain securities (including the relevant offering documents) that are not shares or debentures.

The Hong Kong securities and futures industry (with respect to listed instruments) is also governed by the rules and regulations introduced and administered by the Hong Kong Stock Exchange and the Hong Kong Futures Exchange (jointly as “HKEX”).

Intellectual Property Regulations in China

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

Trademark

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

Intellectual Property

The Company currently has 36 registered Internet Domain names, including hedejiachuan.com, intervalue.vip, intervalue.net.cn, intervalue.com.cn, intervalue.cc, intervalue.ltd, intervalue.top, ftex.ltd, ftex.net.cn, ftex.vip, ftex.top, ftex.cc, dcon.top, dconpay.com, dconio.com, digipay.ink, digipay.vip, globalkey.vip, globalkey.shop, globalkey.store, digipay.net.cn, digipay.ltd, globalkey.net.cn, globalkey.cc, globalkey.top, ftft.top, ftftex.com, ftft.com, ftftbank.com, mftftpay.com, inuteam.com,ftftx.com,ftftcapital.com,ftftorbit.com,ftftdigitalcapital.com, alpahkint.com. All these Domain names are owned by the subsidiaries of the Company.

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

Employees

As of December 31, 2023, we had 66 full-time employees and 3 part-time employees, among which 25 are located in the PRC, 32 are located in Hong Kong, 2 are located in the United States, 7 are located in United Kingdom and 2 are located in Dubai and 1 is located in Paraguay. None of our employees are covered by a collective bargaining agreement as of the date of this Report. We consider our relationships with our employees to be good.

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

In recent years, there have been outbreaks of epidemics in various countries. At the end of 2019, there was an outbreak of a novel strain of coronavirus (COVID-19), which has been spread rapidly to many parts of the world, including China, Hong Kong, UK and the U.S. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic resulted in, among other things, quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China, Hong Kong, UK and in the U.S.

A large part of our revenues are generated in China and Hong Kong. Consequently, our results of operations was adversely affected during the outbreak, especially between 2020 and 2022. There have been outbreaks of Omicron variant in various cities in China in 2022 which resulted quarantines, travel restrictions, and temporary closure of office buildings and facilities in these cities. In December 2022, the Chinese government eased its strict zero COVID-19 policy which resulted in a surge of new COVID-19 cases during December 2022 and January 2023, which has disrupted our business operations in China.

A widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting pandemic could materially negatively affect our business and the value of our common stock.

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

The worldwide economy remains volatile and may have entered in global recession. The adverse effect of a sustained international economic downturn, including sustained periods of decreased spending, high unemployment levels, declining consumer or business confidence and continued volatility and disruption in the credit and capital markets in China, would likely result in reduced demand for our products and services. To the extent an economic downturn develops, we could experience a reduction in sales volume. If we are unable to reduce our operating costs and expenses proportionately, many of which are fixed, our results of operations would be adversely affected.

The supply chain financing service industry is an emerging and rapidly evolving industry in China and we might not achieve the development as we expected.

The supply chain financing service industry in China is highly dynamic and rapidly evolving. Operating in this industry demands applying cutting-edge technologies to digitalize supply chain financing workflows and optimize payment cycles, which is an emerging and relatively new business model in China. In addition, we are facing uncertainties relating to the intensifying competition and evolving regulatory environment in China’s supply chain financing service industry. There have been limited proven methods to project available technology, regulatory and industry standards on which we can rely, and the delay, unexpected or adverse developments in this sector may adversely and materially affect our operational and financial performances. As market develops, regulatory environment and our business continue to develop, we may need to adjust our business model and continue to upgrade our products and service offerings, and if we fail to adapt to these developments promptly, or at all, our business, financial condition, results of operations and prospects may be materially and adversely affected.

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

Our supply chain finance business faces various risk in its operation, including (i) risk of failure to collect our receivables in time after the delivery of commodities; (ii) risk of unable to supply/deliver the commodity according to the contract requirements such as issues of quality and/or quantity of goods. If we fail to control such risk and strictly implement our new supplier and client evaluation standards as well as the background investigation for our risk control, we might not receive payment for the goods delivered or lose control of the title of the goods or breach contracts to supply goods according to their terms, which will materially and adversely affect our business, financial condition and results of operations. Also, if the market for commodities fluctuates sharply, our downstream customers might default on their purchase obligation and cause losses to us.

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

The success of our business is dependent, to a large extent, on the continued services of NTAM’s senior management, especially Mr. Siu Kei Chan, the Chief Executive Officer of NTAM. If NTAM loses the service of Mr. Chan, it needs to promptly hire an experienced professional from the market, otherwise it may not be able to execute its existing business strategy effectively, or we may have to change our current business direction. Such disruptions to our business may take up significant energy and resources of the Company, and materially and adversely affect our future prospects.

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

The brokerage and investment banking service industry are intensely competitive in Hong Kong. If we are unable to compete effectively, we may lose our market share and our results of operations and financial condition may be materially and adversely affected.

The financial services industry, including the brokerage and investment banking services industry in Hong Kong, is intensely competitive, highly fragmented, and subject to rapid change, and we expect it to remain so. We compete mostly in Hong Kong, and on the basis of a number of factors, including the ability to adapt to evolving financial needs of a broad spectrum of clients, our ability to identify market demands and business opportunities to win client mandates, the quality of our advice, our employees and deal execution, the range and price of our products and services, our innovation, our reputation, and the strength of our relationships. We expect to continue to invest capital and resources in our businesses in order to grow and develop them to a size where they are able to compete effectively in their markets, have economies of scale, and are themselves able to produce or consolidate significant revenues and profit. We cannot assure you that the planned and anticipated growth of our brokerage and investment banking business will be achieved or in what timescale. There may be difficulties securing financing for investment for growth and in recruiting and retaining the skilled human resources required to compete effectively. If we fail to compete effectively against our competitors, our business, financial conditions, results of operations, and prospects will be materially and adversely affected.

As an provider of brokerage and investment banking business services for Hong Kong and Chinese investors on a global basis, our business generally requires us to react promptly to the evolving demand of our clients and be able to provide innovative financial solutions tailored to their needs. We may not be able to compete effectively with our competitors at all times and always be able to provide appropriate financial solutions that promptly and accurately address our clients’ needs. If this were to happen, our ability to attract new or retain existing clients will suffer, which would materially and adversely affect our revenues and earnings.

We primarily compete with other providers of financial services to Asian investors. We may face pricing pressure as some of our competitors may seek to obtain higher market share by reducing fees and commissions. Some of our competitors include large global financial institutions or state-owned PRC financial institutions operating or headquartered in Hong Kong, many of which have longer operating histories, far broader financial and other resources, and significantly greater name recognition than us and have the ability to offer a wider range of products, which may enhance their competitive position. They also regularly support services we do not provide, such as commercial lending, margin lending and other financial services and products, which puts us at a competitive disadvantage and could result in pricing pressures or lost opportunities, which in turn could materially and adversely affect our results of operations. In addition, we may be at a competitive disadvantage with regard to some of our competitors that have larger customer bases and greater human resources.

We may engage in future acquisitions involving significant expenditures of cash, the incurrence of debt or the issuance of stock, all of which could have a materially adverse effect on our operating results.

As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product and service offerings, augment our market coverage, enhance our technological capabilities or otherwise offer growth opportunities. From time to time, we review investments in new business and we expect to make investments in, and to acquire, business, products or technologies in the future. We have completed acquisitions of a money transfer company in UK and brokerage and investment banking firm in Hong Kong in 2023. In the event of any future acquisitions, we may expend significant costs and cash, incur substantial debt and/or issue equity securities and dilute the percentage ownership of current shareholders, all of which could have a material adverse effect on our operating results and the price of our stock. We cannot guarantee that we will be able to successfully integrate any business, products, technologies or personnel that we may acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

The blockchain and digital assets related products and services that we are developing have the potential to be used in ways we do not intend, including for criminal or other illegal activities.

Blockchain-related products and services, in particular cryptocurrencies, have the potential to be used for financial crimes or other illegal activities. We are currently developing digital assets mining farms, there are uncertainties regarding any legal and regulatory requirements for preventing blockchain-related products and services from being put to such uses, and there are uncertainties regarding the liabilities and risks to the Company if we are unable to prevent such uses. Even if we comply with all laws and regulations regarding financial and blockchain and digital assets related products and services, we have no ability to ensure that our customers, partners or others to whom we license or sell our products and services comply with all laws and regulations applicable to them and their transactions.

Although we only provide hosting services to digital assets miners, the security measures employed by our projects are subject to further improvement and development. There is no guarantee that the security measures that we currently use or any that we may develop in the future will be effective.

Any negative publicity we receive regarding any allegations of unlawful uses of our services and mining farm could damage our reputation. More generally, any negative publicity regarding unlawful uses of blockchain technology in the marketplace could reduce the demand for our products and services. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.

The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect the development of our blockchain related business.

Regulations of digital assets, cryptocurrencies, crypto mining, blockchain technologies, are currently undeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulations also vary significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens, crypto currencies and digital assets generally and the technology behind them or the means of transaction or in transferring them. Failure by our subsidiaries to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

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

Our business depends on internet, our websites, apps, network infrastructure and processing systems.

Our supply chain financing, money transfer, assets management and digital mining services depend upon the widespread use of the internet. Factors which could reduce the widespread use of the internet include, without limitation, actual or perceived lack of security of information or privacy protection, cyberattacks or other disruptions or damage to the internet or to users’ computers, whatever the cause, could reduce customer satisfaction with our platforms and services and harm our business. Any system interruption that results in the unavailability of our websites, apps or reduced performance of our transaction and information systems could reduce our ability to conduct our business. We use internally and externally developed systems for our websites, apps and our transaction and information processing systems. We expect to experience system interruptions due to software failure. Capacity constraints can cause system disruptions, slower response times, delayed page presentation, degradation in levels of customer service and other problems. We may also experience difficulties with our infrastructure upgrades. Any future difficulties with our transaction and information processing systems or difficulties upgrading, expanding or integrating aspects of our systems may cause system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of our services or other problems.

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

Our supply chain financing, money transfer, assets management and digital mining services are dependent on the secure operation of our website and systems as well as the operation of the internet generally. Our business involves the storage of customers’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. A number of large internet companies have suffered security breaches, some of which have involved intentional ransomware attacks. From time to time, we and many other internet businesses also may be subject to a denial of service attacks wherein attackers attempt to block customers’ access to our website with ransomware. If we are unable to avert a denial of service attack for any significant period, we could sustain substantial loss from payment of ransom fee, lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks.

Cyberattacks may target us, our customers, our suppliers, banks, payment processors, e-commerce in general or the communication infrastructure on which we depend. If an actual or perceived attack or breach of our security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose customers, vendors or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants. A person who is able to circumvent our security measures might be able to misappropriate our or our customers’ proprietary information, cause interruption in our operations, damage our computers or those of our customers, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

Failure to comply with sanctions laws, anti-terrorist financing laws, anti-money laundering laws, and similar laws associated with our activities, and anti-corruption laws could subject us to penalties and other adverse consequences.

We have implemented policies and procedures designed to allow us to comply with anti-money laundering laws and economic sanctions laws and prevent our money transfer platform from being used to facilitate business in countries or with persons or entities designated on lists promulgated by governments and equivalent international authorities or that are otherwise the target of sanctions. We may utilize the services of vendors, such as screening tools, in implementing such policies and procedures. In the event that we or any of our users engage in any conduct, intentionally or not, that facilitates money laundering, terrorist financing, or other illicit activity, or that violates anti-money laundering or sanctions laws, or otherwise constitutes activity that is prohibited by such laws, including through the fault of any vendor, we may be subject to fines, penalties, lawsuits, and enforcement actions; additional compliance requirements; increased regulatory scrutiny of our business; restriction of our operations; or damage to our reputation or brand.

Law enforcement and regulators continue to scrutinize compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures that we use to verify the identity of our customers or monitor our platform for potential illegal activity. In addition, any policies and procedures that we implement to comply with sanctions laws may not be effective, including in preventing customers from using our services for transactions with sanctioned persons or jurisdictions subject to comprehensive sanctions. Given the technical limitations in developing controls to prevent, among other things, the ability of customers to publish on our platform false or deliberately misleading information or to develop sanctions-evasion methods, it is possible that we may inadvertently and without our knowledge provide services to individuals or entities that have been designated by UK or Hong Kong government or other relevant sanctions authorities are located in a jurisdiction subject to comprehensive sanctions or an embargo by the UK, Hong Kong or other countries in which we operate or are licensed to do business, and such services may not be in compliance with applicable economic sanctions regulations.

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

A substantial of the Company’s operations are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, in addition to the general state of the PRC economy. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, cybersecurity, anti-monopoly, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things, and such change of rules and policies can happen quickly with little advance notice.

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

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over blockchain related financial technology, capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including more regulations on U.S. listed Chinese companies and control the pace of economic growth. These measures may cause decreased economic activity in China, and since 2012, China’s economic growth has slowed down. Any prolonged slowdown in the Chinese economy may reduce the demand for our products and services and materially and adversely affect our business and results of operations.

Furthermore, we and our China based operating entities, as well as our investors, face uncertainty about future actions by the Chinese government that could significantly affect our financial performance and operations. Failure to take timely and appropriate measures to adapt to any of these or similar regulatory compliance challenges could materially and adversely affect our business operations.

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

On February 15, 2022, Cybersecurity Review Measures published by Cyberspace Administration of China, National Development and Reform Commission, Ministry of Industry and Information Technology, Ministry of Public Security, Ministry of State Security, Ministry of Finance, Ministry of Commerce, People’s Bank of China, State Administration of Radio and Television, China Securities Regulatory Commission, State Secrecy Administration and State Cryptography Administration became effective, which provides that, Critical Information Infrastructure Operators (“CIIOs”) that purchase internet products and services and Online Platform Operators engaging in data processing activities that affect or may affect national security shall be subject to the cybersecurity review by the Cybersecurity Review Office. On November 14, 2021, CAC published the Administration Measures for Cyber Data Security (Draft for Public Comments), or the “Cyber Data Security Measure (Draft)”, which requires cyberspace operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. As confirmed by our PRC counsel Fengdong Law Firm, we are currently not subject to cybersecurity review with the Cyberspace Administration of China (“CAC”) under these new measures, because E-Commerce Tianjin is not a cyberspace operator with personal information of more than 1 million users or has activities that affect or may affect national security. Nevertheless, the aforementioned draft measures and any related implementation rules to be enacted may subject us to additional compliance requirement in the future.

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

On February 17, 2023, the CSRC released New Overseas Listing Rules with five interpretive guidelines, which took effect on March 31, 2023. The New Overseas Listing Rules require Chinese domestic enterprises to complete filings with CSRC and report related information under certain circumstances, such as: a) an issuer making an application for initial public offering and listing in an overseas market; b) an issuer making an overseas securities offering after having been listed on an overseas market; c) a domestic company seeking an overseas direct or indirect listing of its assets through single or multiple acquisition(s), share swap, transfer of shares or other means. According to the Notice on Arrangements for Overseas Securities Offering and Listing by Domestic Enterprises, published by the CSRC on February 17, 2023, a company that (i) has already completed overseas listing or (ii) has already obtained the approval for the offering or listing from overseas securities regulators or exchanges but has not completed such offering or listing before effective date of the new rules and also completes the offering or listing before September 30, 2023 are considered as an existing listed company and is not required to make any filing until it conducts a new offering in the future. Furthermore, upon the occurrence of any of the material events specified below after an issuer has completed its offering and listed its securities on an overseas stock exchange, the issuer shall submit a report thereof to the CSRC within 3 business days after the occurrence and public disclosure of the event: (i) change of control; (ii) investigations or sanctions imposed by overseas securities regulatory agencies or other competent authorities; (iii) change of listing status or transfer of listing segment; or (iv) voluntary or mandatory delisting. The New Overseas Listing Rules stipulate the legal consequences to the companies for breaches, including failure to fulfill filing obligations or filing documents having false statement or misleading information or material omissions, which may result in a fine ranging from RMB1 million to RMB10 million, and in cases of severe violations, the relevant responsible persons may also be barred from entering the securities market. The Company is still processing the filings with CSRC for its offerings since the effective of New Overseas Listing Rules and has not complied the filing requirements yet which would subject the Company to fines and other penalties for violation of New Overseas Listing Rules.

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

Furthermore, as Article 177 is still a recently promulgated provision and, as the date of this report, there have not been implementing rules or regulations regarding the application of Article 177, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from Nasdaq or other applicable trading market within the U.S.

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

We could be restricted from paying dividends to shareholders due to PRC laws and other contractual requirements. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets.

We are a holding company incorporated in the State of Florida and do not have any assets or conduct any business operations other than our investments in our subsidiaries and affiliates. As a result of our holding company structure, we rely entirely on dividend payments from our subsidiaries. PRC accounting standards and regulations currently permit payment of dividends only out of accumulated profits, a portion of which is required to be set aside for certain reserve funds. Furthermore, if our subsidiaries in China incur debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. Although we do not intend to pay dividends in the future, our inability to receive all of the profit from our China subsidiaries’ operations may provide an additional obstacle to our ability to pay dividends if we so decide in the future. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets.

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

The filing with the China Securities Regulatory Commission (“CSRC”) is required in connection with any offering under New Overseas Listing Rules, and we cannot assure you that we will be able to timely make such filing, in which case we may face sanctions by the CSRC or other PRC regulatory agencies for failure to timely file with the CSRC for this offering.

On February 17, 2023, the CSRC released the New Overseas Listing Rules, which took effect on March 31, 2023. The New Overseas Listing Rules require Chinese domestic enterprises to complete filings with relevant CSRC and report related information under certain circumstances, such as: a) an issuer making an application for initial public offering and listing in an overseas market; b) an issuer making an overseas securities offering after having been listed on an overseas market; c) a domestic company seeking an overseas direct or indirect listing of its assets through single or multiple acquisition(s), share swap, transfer of shares or other means. According to the Notice on Arrangements for Overseas Securities Offering and Listing by Domestic Enterprises, published by the CSRC on February 17, 2023, a company that (i) has already completed overseas listing or (ii) has already obtained the approval for the offering or listing from overseas securities regulators or exchanges but has not completed such offering or listing before effective date of the new rules and also completes the offering or listing before September 30, 2023 are considered as an existing listed company and is not required to make any filing until it conducts a new offering in the future. Furthermore, upon the occurrence of any of the material events specified below after an issuer has completed its offering and listed its securities on an overseas stock exchange, the issuer shall submit a report thereof to the CSRC within 3 business days after the occurrence and public disclosure of the event: (i) change of control; (ii) investigations or sanctions imposed by overseas securities regulatory agencies or other competent authorities; (iii) change of listing status or transfer of listing segment; or (iv) voluntary or mandatory delisting. The New Overseas Listing Rules stipulate the legal consequences to the companies for breaches, including failure to fulfill filing obligations or filing documents having false statement or misleading information or material omissions, which may result in a fine ranging from RMB1 million to RMB10 million, and in cases of severe violations, the relevant responsible persons may also be barred from entering the securities market. Our PRC counsel has advised us based on their understanding of the current PRC laws, rules and regulations relating to the CSRC’s filing requirements, we are required to carry out filing procedures as required if we conduct any overseas offerings or offerings within other circumstances under rules with the CSRC. The Company is still processing the filings with CSRC for its offerings since the effective of New Overseas Listing Rules and has not complied the filing requirements yet which would subject the Company to fines and other penalties for violation of New Overseas Listing Rules. Given the current PRC regulatory environment, it is uncertain when and whether we and our PRC subsidiaries will be required to obtain other permissions or approvals from the PRC government to list on U.S. exchanges in the future, and even if and when such permissions or approvals are obtained, whether they will be denied or rescinded. If we or any of our PRC subsidiaries do not receive or maintain such permissions or approvals, inadvertently conclude that such permissions or approvals are not required, or applicable laws, regulations, or interpretations change and we or our subsidiaries are required to obtain such permissions or approvals in the future, it could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of our securities to significantly decline or become worthless.

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

Our auditor, Fortune CPA Inc., an independent registered public accounting firm that is headquartered in California, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts inspections to assess its compliance with the applicable professional standards. Our auditor is currently subject to PCAOB inspections and is not included in the PCAOB Determinations. Although we believe that the Holding Foreign Companies Accountable Act and the related regulations do not currently affect us, we cannot assure you that there will not be any further implementations and interpretations of or amendments to the Holding Foreign Companies Accountable Act or the related regulations, which might pose regulatory risks to and impose restrictions on us because of our operations in China and Hong Kong. A potential consequence is that our shares may be delisted by the exchange on which they are listed. If our securities are unable to be listed on another securities exchange, such a delisting would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the market price of our shares.

Risks Related to Our Common Stock

We are authorized to issue blank check preferred stock, which may be issued without shareholder approval and which may adversely affect the rights of holders of our Common Stock.

We are authorized to issue 10,000,000 shares of preferred stock. The Board is authorized under our articles of incorporation, as amended, to provide for the issuance of shares of preferred stock by resolution and by filing a certificate of designations under Florida law, to fix the designation, powers, preferences and rights of the shares of each such series of preferred stock and the qualifications, limitations or restrictions thereof without any further vote or action by the shareholders. As of December 31, 2023, there were no shares of preferred stock issued and outstanding. Any shares of preferred stock that are issued are likely to have priority over our Common Stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized under certain circumstances as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids to acquire us and thereby prevent shareholders from receiving the maximum value for their shares. We have no present intention to issue any shares of preferred stock in order to discourage or delay a change of control or for any other reason. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Zeyao Xue has control over key decision making as a result of his control of a substantial amount of our voting stock.

Mr. Zeyao Xue, the son of our president, indirectly and directly beneficially owns 3,652,850 shares, or approximately 18.3%, of our outstanding common stock as of April 12, 2024. Mr. Zeyao Xue’s beneficial ownership of 18.3% of Future FinTech’s issued and outstanding common stock will likely give him the ability to control the outcome of matters submitted to shareholders for approval, including but not limited to the election of directors and any merger, consolidation, or sale of all or substantially all of the Company’s assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of the Company’s assets that other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that other shareholders do not support. This concentrated control could also discourage a potential investor from acquiring the common stock of the Company due to the limited voting power of such shares. As a shareholder, even a controlling shareholder, Mr. Zeyao Xue is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our shareholders generally.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We face various cyber risks, including, but not limited to, risks related to unauthorized access, misuse, data theft, computer viruses, system disruptions, ransomware, malicious software and other intrusions. We utilize a multilayered, proactive approach, as part of our overall risk mitigation strategy, to identify, evaluate, mitigate and prevent potential cyber and information security threats through our cybersecurity risk management efforts. We have an IT manager who is responsible for the identification, evaluation, and management of cybersecurity risks and controls. Our IT manager has related experience including: (i) network architecture design and planning: working on overall design and planning of network architecture, selection of related equipment and software, and its implementation; (ii) information security architecture design and planning: assisting the development of information security strategy, technical architecture and management system plan, design, and implementation; (iii) daily maintenance, emergency response support, maintenance report preparation, major IT project support, etc. and (iv) provide support for the operation and maintenance of various IT infrastructure, and ensure the stability of the company’s IT infrastructure. To oversee and identify risks from cybersecurity threats associated with our use of third-party service providers, we maintain third-party risk management efforts designed to help protect against the misuse of information technology and security breaches, including requirements in the agreements with such third parties.

We have not, to date, identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of our operations, or financial condition.

Cybersecurity Governance and Oversight

Management is responsible for the cybersecurity risk management program as well as actions to identify, assess, mitigate, and remediate material issues. The Company’s cybersecurity risk management program is supervised by our IT manager, who reports directly to the Company’s Chief Executive Officer. The IT manager and his team are responsible for leading cybersecurity strategy, policy, standards, architecture and processes.

The Audit Committee of the Board of Directors is charged with oversight of cybersecurity matters and receives reports from the IT manager and Chief Executive Officer on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, and the emerging threat landscape. In accordance with our Cyber Incident Response Plan, the Audit Committee will be promptly informed by management of cybersecurity incidents with the potential to materially adversely affect the Company or its information systems and is regularly updated about incidents with lesser impact potential. At least annually, the Board reviews and discusses the Company’s technology strategy in combination with the Company’s strategic objectives with executive management.

In an effort to detect and defend against cyber threats, the Company plans to provide its employees with various cybersecurity and data protection training programs which will cover timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educate employees on the importance of reporting all incidents promptly.

ITEM 2 – PROPERTIES

Our principal executive office is located at Americas Tower, 1177 Avenue of The Americas, Suite 5100, New York, NY 10036 and we lease such office for a term of one year from December 1, 2020, which has been renewed until December 1, 2024. We also lease offices at 23/F, South Tower, Kaisa Plaza, 86th Jianguo Rd. Chaoyang District, Beijing for a term from September 1, 2020 to August 31, 2024; FTFT Dubai leases an office at 1113, Onyx tower 2, The Greens, Dubai, UAE from July 18, 2023 to August 17, 2024, FTFT UK leases an office at Devonshire House, 9th Floor 1 Mayfair Place, London, W1J 8AJ, United Kingdom from September1, 2023 to August 31, 2024. NTAM leases an office at Unit B 17/F, Chung Nam Building 1 Lockhart Road Wan Chai, Hong Kong until June15, 2025. We believe that our current offices are adequate to meet our needs. FTFT International Securities and Futures Limited leases an office at office c,18F, Wing Lok Street Trade Centre,235 Wing Lok Street, Sheung Wan, Hong Kong until May 31, 2024.

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court”) on February 9, 2021 based on diversity of jurisdiction. On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss. FT Global argues that the Court should deny the Company’s motion to dismiss. However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint. On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan. On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. On April 30, 2021, the Company served FT Global with its Initial Disclosures. On May 6, 2021, FT Global served the Company with its Initial Disclosures. On May 17, 2021, FT Global served the Company with its First Amended Initial Disclosures. On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information. The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the court concluded that additional information can be obtained through discovery. The Company timely filed an answer and defenses to FT Global’s complaint on November 24, 2021. On January 3, 2022 the Company propounded discovery requests upon FT Global, including interrogatories and requests for production of documents. On March 23, 2022, the Company propounded requests for admission upon FT Global. On March 24, 2022, FT Global propounded discovery requests upon the Company, including requests for production of documents and requests for admission. On April 1, 2022, FT Global served its response to the Company’s requests for production of documents. On May 13, 2022, FT Global served its responses to the Company’s interrogatories and requests for admissions.  On May 13, 2022, FT Global produced documents in response to the Company’s requests for production of documents. On June 3, 2022, the Company produced documents in response to FT Global’s requests for production of documents. On August 3, 2022, the Company took the deposition of FT Global. On August 4, 2022, FT Global took the deposition of the Company. On August 3, 2022, the Court granted the parties’ Consent Motion to Extend Discovery Period extending the discovery period from August 5, 2022 to September 14, 2022 and the deadline to file dispositive motions to October 12, 2022. On October 12, 2022, the Company filed a motion for summary judgment on all claims asserted by FT Global in this lawsuit. On November 2, 2022, FT Global filed its opposition to the Company’s motion for summary judgment. On November 16, 2022, the Company filed its reply in support of its motion for summary judgment on all claims asserted by FT Global in this lawsuit. On August 31, 2023, the Court entered an Order denying the Company’s motion for summary judgment. On September 20, 2023, the parties filed a joint motion to extend the deadline to file the consolidated pretrial order pending mediation of the case by the parties. On September 21, 2023, the Court granted the parties’ joint motion to extend the deadline to file the consolidated pretrial order to October 27, 2023. On October 16, 2023, the parties mediated the case. On October 24, 2023, the parties filed another joint motion to extend the deadline to file the consolidated pretrial order. On October 27, 2023, the Court granted the parties’ joint motion to extend the deadline to file the consolidated pretrial order to November 17, 2023 and set the case for trial on January 8, 2024. Subsequently, the Court approved an extension of the deadline to file a pretrial order to December 1, 2023. The Court has also rescheduled the trial to commence on April 8, 2024. The trial began on April 8, 2024 and ended on April 11, 2024, on which date the jury returned a verdict in favor of FT Global and the Court entered a judgment awarding FT Global $8,875,265.31. On April 12, 2024, FT Global requested that the Court add $1,723,136.44 in prejudgment interest to the judgment amount. The Company will continue to vigorously defend the action against FT Global, including by appealing the judgment to the United States Court of Appeals for the Eleventh Circuit.

Settlement with SEC

On December 17, 2019, the Company announced that it received a subpoena from the SEC’s Division of Enforcement requiring the Company to produce documents and other information and the Company has cooperated with the SEC’s investigation and information request. On July 3, 2023, the SEC announced a settlement of the investigation with the Company. Without admitting or denying the SEC’s findings, the Company has consented to: (i) cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and (3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20, 13a-1, 13a-13 and 13a-15(a) thereunder; (ii) pay a civil money penalty in the amount of $1,650,000 to the Securities and Exchange Commission for transfer to the general fund of the United States Treasury, subject to Exchange Act Section 21F(g)(3) and the payment shall be made in the following installments: the first installment of $150,000 shall be paid within ten (10) days of July 3, 2023 (the “Order Date”); the second installment of $375,000 shall be paid within 90 days of the Order Date; the third installment of $375,000 shall be paid within 180 days of the Order Date; the fourth installment of $375,000 shall be made within 270 days of the Order Date; and the last installment of $375,000 shall be made within 360 days of the Order Date; (iii) retain, within sixty (60) days of the Order Date, at Company’s own expense, a qualified independent consultant (the “Consultant”) not unacceptable to the SEC staff, to test, assess, and review the Company’s internal accounting controls and internal control over financial reporting (collectively, “review), and the Consultant, at the conclusion of the review, which in no event shall be no more than 180 days after the Order Date, to submit a report of the Consultant to the Company and the SEC staff and the report shall address the Consultant’s findings and shall include a description of the review performed, the conclusions reached, and the Consultant’s recommendations for changes or improvements; and (iv) adopt, implement, and maintain all policies, procedures and practices recommended in the report of the Consultant within 120 days of receiving the report from the Consultant. As of the date of this report, the Company has made all installment payments of the penalties except for the last one which will due on 360 days of the Order Date. On July 26, 2023, the Company also has engaged an independent consultant to test, assess, and review the Company’s internal accounting controls and internal control over financial reporting. The consultant has completed its test, assess and review and issued a final report in December 2023.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on the Nasdaq Capital Market under the symbol “FTFT.” Prior to December 31, 2018, our stock traded on the Nasdaq Global Market, and before that, on the NYSE Amex.

As of April 12, 2024, there were 19,985,410 shares of our Common Stock issued and outstanding, and the Company had approximately 32 record holders of Common Stock. The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended December 31, 2023 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2023, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	-	$-	2,110,000
Equity compensation plans not approved by stockholders	-	$-	-
Total	-	$-	2,110,000

(1)

Consists of Company’s 2023 Omnibus Equity Plan, which was approved by the Company’s shareholders at its annual meeting of stockholders on December 5, 2023. On December 23, 2023 (the “Grant Date”), the Compensation Committee of the Board of Directors (the “Board”) of the Company granted stock awards of 2,890,000 shares of common stock of the Company, pursuant to the Company’s 2023 Omnibus Equity Plan, to sixteen officers and employees of the Company and its subsidiaries (the “Grantees”), including: 200,000 shares to Shanchun Huang, Chief Executive Officer and President of the Company, 40,000 shares to Peng Lei, Chief Operating Officer of the Company, and 30,000 shares to Hoo Lee, Corporate Secretary of the Company (collectively, the “Grants”). The Grants vested immediately on the Grant Date and each of the Grantees also entered into an Unrestricted Stock Award Agreement with the Company on December 23, 2023. As of December 31, 2023, there were 2,110,000 shares authorized for issuance under 2023 Omnibus Equity Plan of the Company.

The Board of Directors of the Company approved and adopted the Future FinTech Group Inc. 2020 Omnibus Equity Plan (the “2020 Equity Plan”) on October 27, 2020, which was approved by the shareholders at the shareholders annual meeting on December 18, 2020. The 2020 Equity Plan has a total of 5,000,000 pre reverse split shares of Common Stock. The Company grant the 1,953,000 shares under 2020 Equity Plan to sixteen officers and employees of the Company and its subsidiaries on July 12, 2021. On July 12, 2022, the Company granted remaining 3,047,000 shares under the 2020 Equity Plan, to six officers and employees of the Company and its subsidiaries.

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

Overview

Future FinTech is a holding company incorporated under the laws of the State of Florida and it is not a Chinese operating company. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our subsidiaries and this structure involves unique risks to investors. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in People’s Republic of China. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to supply chain financing services and trading in China, asset management business in Hong Kong and cross-border money transfer service in UK. The Company also expanded into brokerage and investment banking business in Hong Kong and cryptocurrency mining farm in the U.S.  The Company had contractual arrangements with a VIE E-Commerce Tianjin in China, which has generated minimal revenue and business since 2021 due to the negative impact caused by COVID-19. The Company started the process to close it down in November 2023 and completed deregistration and dissolution of the VIE with local authority on March 7, 2024.

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

The Company operated a blockchain based online shopping platform, Chain Cloud Mall (“CCM”) Chain Cloud Mall through its VIE and its business was materially and negatively affected by outbreak of COVID-19 since early 2020 because the Company was unable to implement its promotion strategy to enroll new members through training of such members and distributors via meetings and conferences which was not possible during the outbreak of COVID-19.  CCM has generated minimal revenue and business since 2021, despite the Company transformed the member-based business model of CCM to a sale agent based “Enterprise Communication as A Service” or eCAAS platform during the second quarter of 2021. The Company started a process to close it down in November 2023 and completed deregistration and dissolution of the VIE with local authority on March 7, 2024.

There are legal and operational risks associated with being based in and having a substantial majority of operations in China and Hong Kong. These risks could result in a material change in our operations and/or the value of our common stock or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our shares to significantly decline or be worthless. In the past few years, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued an announcement to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. On February 15, 2022, Cybersecurity Review Measures published by Cyberspace Administration of China or the CAC, National Development and Reform Commission, Ministry of Industry and Information Technology, Ministry of Public Security, Ministry of State Security, Ministry of Finance, Ministry of Commerce, People’s Bank of China, State Administration of Radio and Television, China Securities Regulatory Commission (“CSRC”), State Secrecy Administration and State Cryptography Administration became effective, which provides that, Critical Information Infrastructure Operators (“CIIOs”) that intend to purchase internet products and services and Online Platform Operators engaging in data processing activities that affect or may affect national security shall be subject to the cybersecurity review by the Cybersecurity Review Office. On November 14, 2021, CAC published the Administration Measures for Cyber Data Security (Draft for Public Comments), or the “Cyber Data Security Measure (Draft)”, which requires cyberspace operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. On July 7, 2022, CAC promulgated the Measures for the Security Assessment of Data Cross-border Transfer, effective on September 1, 2022, which requires the data processors to apply for data cross-border security assessment coordinated by the CAC under the following circumstances: (i) any data processor transfers important data to overseas; (ii) any critical information infrastructure operator or data processor who processes personal information of over 1 million people provides personal information to overseas; (iii) any data processor who provides personal information to overseas and has already provided personal information of more than 100,000 people or sensitive personal information of more than 10,000 people to overseas since January 1st of the previous year; and (iv) other circumstances under which the data cross-border transfer security assessment is required as prescribed by the CAC. On February 17, 2023, the CSRC released New Overseas Listing Rules with five interpretive guidelines, which took effect on March 31, 2023. The New Overseas Listing Rules require Chinese domestic enterprises to complete filings with CSRC and report related information under certain circumstances, such as: a) an issuer making an application for initial public offering and listing in an overseas market; b) an issuer making an overseas securities offering after having been listed on an overseas market; c) a domestic company seeking an overseas direct or indirect listing of its assets through single or multiple acquisition(s), share swap, transfer of shares or other means. According to the Notice on Arrangements for Overseas Securities Offering and Listing by Domestic Enterprises, published by the CSRC on February 17, 2023, a company that (i) has already completed overseas listing or (ii) has already obtained the approval for the offering or listing from overseas securities regulators or exchanges but has not completed such offering or listing before effective date of the new rules and also completes the offering or listing before September 30, 2023 are considered as an existing listed company and is not required to make any filing until it conducts a new offering in the future. Furthermore, upon the occurrence of any of the material events specified below after an issuer has completed its offering and listed its securities on an overseas stock exchange, the issuer shall submit a report thereof to the CSRC within 3 business days after the occurrence and public disclosure of the event: (i) change of control; (ii) investigations or sanctions imposed by overseas securities regulatory agencies or other competent authorities; (iii) change of listing status or transfer of listing segment; or (iv) voluntary or mandatory delisting. The New Overseas Listing Rules stipulate the legal consequences to the companies for breaches, including failure to fulfill filing obligations or filing documents having false statement or misleading information or material omissions, which may result in a fine ranging from RMB1 million to RMB10 million, and in cases of severe violations, the relevant responsible persons may also be barred from entering the securities market. On February 24, 2023, the CSRC, the Ministry of Finance, the National Administration of State Secretes Protection and the National Archives Administration released the Provisions on Strengthening the Confidentiality and Archives Administration Related to the Overseas Securities Offering and Listing by Domestic Companies, or the Confidentiality and Archives Administration Provisions, which took effect on March 31, 2023. PRC domestic enterprises seeking to offer securities and list in overseas markets, either directly or indirectly, shall establish and improve the system of confidentiality and archives work, and shall complete approval and filing procedures with competent authorities, if such PRC domestic enterprises or their overseas listing entities provide or publicly disclose documents or materials involving state secrets and work secrets of state organs to relevant securities companies, securities service institutions, overseas regulatory agencies and other entities and individuals. It further stipulates that (i) providing or publicly disclosing documents and materials which may adversely affect national security or public interests, and accounting records or photocopies thereof to relevant securities companies, securities service institutions, overseas regulatory agencies and other entities and individuals shall be subject to corresponding procedures in accordance with relevant laws and regulations; and (ii) any working papers formed in the territory of the PRC by securities companies and securities service agencies that provide domestic enterprises with securities services relating to overseas securities issuance and listing shall be stored in the territory of the PRC, the outbound transfer of which shall be subject to corresponding procedures in accordance with relevant laws and regulations. As of the date of this report, these new laws and guidelines that became effective have not impacted the Company’s ability to conduct its business, accept foreign investment or list on a U.S. or other foreign stock exchange except for the filing requirement under New Overseas Listing Rules. The Company is still processing the filings with CSRC for its offerings since the effective of New Overseas Listing Rules and has not complied the filing requirements yet which would subject the Company to fines and other penalties for violation of New Overseas Listing Rules. In addition, new rules and regulations could be adopted and there are uncertainties in the interpretation and enforcement of existing laws and guidelines, which could materially and adversely impact our business and financial outlook and may impact our ability to accept foreign investments or continue to list on a U.S. or other foreign stock exchange. Any change in foreign investment regulations, and other policies in China or related enforcement actions by China government could result in a material change in our operations and the value of our securities and could significantly limit or completely hinder our ability to offer our securities to investors or cause the value of our securities to significantly decline or be worthless.

In the opinion of our PRC counsel Fengdong Law Firm, subsidiaries of the Company are incorporated and operating in mainland China have received all required permissions from Chinese authorities to operate their current business in China, including Business licenses and Bank Account Open Permits, as of the date of this report.

In the opinion of Fengdong Law Firm, as of the date of this report, we, our subsidiaries in China are not subject to permission requirements from the CSRC or CAC or any other entity that is required to approve of their operations and have not received or were denied such permissions by any PRC authorities. Currently, we are required to file with CSRC for any offerings under New Overseas Listing Rules. The Company is still processing the filings with CSRC for its offerings since the effective of New Overseas Listing Rules and has not complied the filing requirements yet which would subject the Company to fines and other penalties for violation of New Overseas Listing Rules. Given the current PRC regulatory environment, it is uncertain whether we, our subsidiaries, will be able to obtain permission from the PRC government to offer our securities to foreign investors, and even when such permission is obtained, whether it will be denied or rescinded. If we or any of our subsidiaries do not receive or maintain such permissions or approvals, inadvertently conclude that such permissions or approvals are not required, or applicable laws, regulations, or interpretations change and we or our subsidiaries are required to obtain such permissions or approvals, it could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of our securities to significantly decline or become worthless. Failure to take timely and appropriate measures to adapt to any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations.

The Company currently has nine directly controlled subsidiaries: DigiPay FinTech Limited (“DigiPay”), a company incorporated under the laws of the British Virgin Islands, Future FinTech (Hong Kong) Limited, a company incorporated under the laws of Hong Kong, GlobalKey Shared Mall Limited, a company incorporated under the laws of Cayman Islands (“GlobalKey Shared Mall”), Tianjin Future Private Equity Fund Management Partnership, a Limited Partnership under the laws of China, FTFT UK Limited, a company incorporated under the laws of United Kingdom, Future Fintech Digital Capital Management, LLC, a company incorporated under the laws of Connecticut, Future Fintech Digital Number One GP, LLC, a company incorporated under the laws of Connecticut, Future FinTech Labs Inc., a company incorporated under the laws of New York, and FTFT SuperComputing Inc. a company incorporated under the laws of Ohio.

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

Supply Chain Financing Service and Trading in China

Since the second quarter of 2021, we started supply chain financing service and trading business, which currently includes coal, aluminum ingots, sand and steel supply chain financing service and trading business.

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

We focus on bulk commodity goods such as sand, steel, coal and aluminum ingots and take large state-owned or listed companies as the core service targets; We use our own funds as the operation basis, actively uses a variety of channels and products for financing, such as banks, commercial factoring companies, accounts receivable, asset-backed securities, and other innovative financing methods to obtain sufficient funds.

We sign purchase and sale agreements with suppliers and buyers. The suppliers are responsible for the supply and transportation of goods to the end users’ designated freight yard or transfer the title to us in certain warehouses. We also provide trading service as we don’t take control over the ownership of the goods but receive lower margin for the transaction. For the sale of goods where we obtain control of the goods before transferring it to the customer, we recognize revenue based on the gross revenue amount billed to customers as sales of goods. We consider multiple factors when determining whether we obtain control of third-party goods, including evaluating if we can establish the price of the goods, retain inventory risk for tangible goods or have the responsibility for ensuring acceptability of the goods. We recognize net revenue as agent services for the sales of coals, aluminum ingots, sand and steel when no control obtained throughout the transactions. We select the customers and suppliers that have good credit and reputation.

Asset Management, Brokerage and Investment Banking Services in Hong Kong.

The Company acquired 90% of the issued and outstanding shares of Nice Talent Asset Management Limited (“NTAM”), a Hong Kong-based asset management company in August 2021. NTAM was founded in 2018 and it engages asset management and advisory services. NTAM is licensed under the Securities and Futures Commission of Hong Kong (SFC) for carrying out regulated activities in “Advising on Securities” and “Asset Management”. NTAM offers diversified asset management portfolio for professional investors. Assets of NTAM’s clients are held in banks, where clients gave the banks their authorization allowing NTAM to place trading instructions on behalf of the clients in order to manage the clients’ assets.

NTAM mainly engages in following asset management services for its clients:

(1) Equity Investment

NTAM manages clients’ investment portfolio in stocks of the companies listed on the international market with strong liquidity. At the same time, it selects companies that have unique or differentiated businesses, realizing above average profit growth.

(2) Debt investment

When NTAM manages clients’ investment portfolio in bonds that are denominated in major international currencies such as US dollar, euro and sterling, the issuer of debts shall have good credit rating and asset liability ratio. Through active management, NTAM focuses on bonds with higher yield to maturity among bonds with the same maturity and credit rating.

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

NTAM’s main revenue is generated from providing professional advices to clients and management fees for managing the investment of the clients. As of December 31, 2023, NTAM has approximately US$346 million assets under its management.

Money Transfer Business

FTFT Finance UK Limited (“FTFT Finance”) formerly known as Khyber Money Exchange Ltd. was acquired by FTFT UK in September 2022. It is regulated by UK Financial Conduct Authority (“FCA”) for its cross-border money transfer systems and service. FTFT Finance was incorporated in 2009 and is a pioneer in the UK for money remittance services. FTFT Finance provides money transfer services through its platform to transfer money around the world via one of its agent locations or its online portal, mobile platform, or over the phone. FTFT Finance is headquartered in the UK and it has a trade name of FTFT Pay. FTFT Finance’s plan is to develop products and services across different regions of the world.

FTFT Finance is a financial platform that enables its customers to send their hard-earned money to their country of origin, or any other country of their liking, with ease and at a reasonable cost, transparent exchange rate and without any hidden charges. We believe our customers and their diverse backgrounds that has helped FTFT Finance to become a credible and trustworthy money remittance business.

Remittance service is a highly saturated market in the United Kingdom and there are many companies that offer remittance services. FTFT Finance has an edge over companies like wise in many different ways, for example, FTFT Finance offers competitive rates for its services and does not charge customer fees for remittance to Pakistan as it receives its rebate from local banks. This approach provides gives us an advantage over our competitors.

According to the Office for National Statistics, the UK economy grew by 0.1% for the year of 2023, and GDP per capita fell by 0.6% for the year of 2023, and the slow-down of UK economy directly cause the decline in the amount and frequency of remittance business which also negatively impacted our business. Also, the exchange rate fluctuation in 2023 is relatively large, which significantly reduced our income.

Impact of COVID-19 on our Business

In December 2019, a novel strain of coronavirus was reported and has spread throughout China and other parts of the world. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China. In response to the evolving dynamics related to the COVID-19 outbreak, the Company was following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China were closed and the employees worked from home at the end of January 2020 until late March 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have materially negatively impacted our business. The outbreak has had and might continue to have disruption to our supply chain, logistics providers, customers or our marketing activities with the new variants of COVID-19, which could materially adversely impact our business and results of operations. There were outbreaks in various cities and provinces in China due to Omicron variant, such as Xi’an city, Hong Kong, Shanghai, Beijing and other cities in 2022, which have resulted quarantines, travel restrictions, and temporary closure of office buildings and facilities in these cities. In December 2022, the Chinese government eased its strict zero COVID-19 policy which resulted in a surge of new COVID-19 cases during December 2022 and January 2023, which has disrupted our business operations in China. The Company’s promotion strategy of CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences. Chinese government put a restriction on large gatherings in 2020 and 2021, which made the promotion strategy for our online e-commerce platforms difficult to implement and the Company experienced difficulties to subscribe new members for its online e-commerce platforms. Since 2021, CCM generated minimal revenue and business for the Company. The Company started a process to close down its operations in November 2023 and completed deregistration and dissolution of the VIE with local authority on March 7, 2024.

While the potential economic impact brought by new variants of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. Further, as we do not have access to a revolving credit facility, there can be no assurance that we would be able to secure commercial debt financing in the future in the event that we require additional capital. In the event that we do need to raise capital in the future and there is any outbreak due to new variants, outbreak-related instability in the securities markets could adversely affect our ability to raise additional capital.

Discontinued Operations

On June 27, 2022, Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited was dissolved and deregistered.

On June 16, 2023, QR (HK) Limited was dissolved and deregistered.

On December 5, 2023, FTFT PARAGUAY S.A. was dissolved.

On March 7, 2024, E-Commerce Tianjin was dissolved and deregistered.

Segment Information Reclassification

The Company’s businesses mainly are Supply Chain Financing and Trading Services and Asset Management Services.

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

Other comprehensive income for the years ended December 31, 2023 and 2022 represented foreign currency translation adjustments and were included in the consolidated statements of comprehensive income.

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

Comparison of Operation Results of years ended December 31, 2023 and 2022

Revenue

The following table presents our consolidated revenues for our main products and services for the fiscal years 2023 and 2022, respectively, (in thousands):

	Year ended December 31,		Change
	2023	2022	Amount	%
Supply Chain Financing/Trading	$20,769	$10,108	$10,661	105.47%
Asset management service	12,883	13,631	(748)	(5.48)%
Others	1,213	142	1,071	754.23%
Total	$34,865	$23,881	$10,984	46%

Revenue increased from $23.88 million in 2022 to $34.86 million in 2023, increase of $10.98million or 46%. The increase in overall revenue was mainly due to increase in revenues generated from sand and steel supply chain financing and trading business as Chinese government eased strict control measures for COVID-19 at the end of 2022 and business and transportation have resumed to normal in early 2023 while there were many lockdowns in 2022.

Asset management service decreased by $0.75 million from $13.63 million for the year ended December 31, 2022 to $12.88 million in the same period of 2023, which mainly due to that clients are cautious on investing stock and other investments during market conditions in the 2023, which has reduced our revenue in asset management fees.

Other revenues increased from $0.14 million for the year ended December 31, 2022 to $1.21 million for the same period of 2023, mainly due to the increased cryptocurrency mining service fee to approximately $0.21 million in 2023 from $0.05 million in 2022 and the debt recovery consulting service fee of approximately $0.63 million as well as US dollar bond service income from new acquisitions business during the year ended December 31, 2023 which we did not have such income in 2022.

Gross Margin

(in thousands)

	2023		2022
	Gross profit	Gross margin	Gross profit	Gross margin
Supply Chain Financing/Trading	$465	2.24%	339	3.35%
Asset management service	3,656	28.38%	4,948	36.3%
Others	766	63.07%	108	76.06%
Total	$4,887	14.02%	$5,395	22.59%

Overall gross profit deceased from approximately $5.4 million in 2022 to approximately $4.9 million in 2023, mainly due to decrease of gross profit from asset management service business as the slow-down in capital market and tough competition in Hong Kong in 2023, which was partially offset by increase of other gross profit, mainly due to new consulting and US dollar bond services as well as increased gross profit for crypto mining service business in 2023 comparing to 2022. Overall gross margin as a percentage of revenue was 14.02% for the year ended 2023, a decrease of 8.57% compared to 22.59% for the same period of last fiscal year, mainly due to more revenues from the supply chain financing and trading service business which had a lower gross margin comparing to asset management service.

Operating Expenses

The following table presents consolidated operating expenses and operating expenses as a percentage of revenue for 2023 and 2022, respectively, (in thousands):

	2023		2022
	Amount	% of revenue	Amount	% of revenue
General and administrative	$11,456	31.82%	$14,174	59.35%
Research and development expenses	343	0.95%	2,672	11.19%
Stock compensation expense	3,468	9.63%	1,280	5.36%
Selling expenses	599	1.66%	808	3.38%
(Recovery) Provision of doubtful debts	(717)	(1.99)%	26	0.11%
Impairment Loss	14,161	39.33%	3,249	13.6%
Total operating expenses	$29,310	81.40%	$22,209	93%

General and administrative expenses decreased by $2.71 million, or 19.18%, from $14.17 million to $11.45 million for the year ended 2023, compared to the same period of last fiscal year. The decrease in general and administrative expenses was mainly due to decreased professional service fees for acquisition projects and certain training and consulting fees for the acquired and newly established companies during the year ended December 31, 2023.

Stock compensation expense increased by $2.18 million during the year ended 2023, compared to the same period of last fiscal year as the Compensation Committee of the Board of Directors (the “Board”) of the Company granted more shares of common stock of the Company to certain officers and employees in 2023 which had more value than the shares we granted to the officers, employees and director of the Company in 2022.

Selling expenses decreased by $0.2 million to $0.6 million in 2023 as compared to $0.8 million in 2022, the decrease in selling expenses was mainly due to decrease in selling expenses from our supply chain business.

The Company recorded $14.16 millions of impairment loss in the year ended December 31, 2023 relating to short term investment and goodwill impairment for NTAM, UK finance and Alpha HK &Alpha Shenzhen.

Loss from Operations

Loss from operations increased by $7.61 million to $24.42 million for 2023 from $16.81 million for 2022, mainly due to increase in impairment loss and decrease of gross profit.

Noncontrolling Interests

Shaanxi Chunlv Ecological Agriculture Co., Ltd. (“Shaanxi Chunlv”) holds 20.0% interest in Chain Cloud Mall Logistics Center (Shaanxi) Co., Limited, which was dissolved and deregistered on June 27, 2022. Nature Worldwide Resources Ltd. holds 40% interest in DCON DigiPay Limited (“DCON Digipay”). Each of Bin Wu and Lixiong Huang holds 25% and 20% interest in FTFT Capital Investments L.L.C., respectively. Aspenwood Capital Partner Limited holds 9.52%, Lau kwai Chun holds 9.05%, Cheung Hiu Tung holds 1.9% and Choi Tsz Leung holds 2.38% of equity interest of NATM. Yaohua Dai holds 20% equity interest of Future Fintech Digital Capital.

Loss per Share

Basic and diluted loss per share from continuing operations were $2.31 and $2.31 in fiscal 2023, as compared to $0.93 and $0.93 in fiscal 2022, respectively. Basic and diluted loss per share attributable to discontinued operations was $0.03 and $0.03 for fiscal year 2023 as compared to basic and diluted income per share $0.02 and $0.02 for fiscal year 2022 respectively.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $19.03 million, a decrease of $10.63 million, from $29.66 million as of December 31, 2022. The decrease in cash, cash equivalents was mainly due the loss in operations and the impairment of goodwill for the year ended December 31, 2023 comparing to the same period of 2022.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $36.76 million as of December 31, 2023, a decrease of $9.93 million from $46.69 million as of December 31, 2022, mainly due to a decrease in current assets.

In 2023, net cash used in our operating activities was $17.22 million compared to net cash used in operating activities of $2.38 million in 2022. The increase in net cash used by operating activities was primarily due to an increase in impairment of goodwill during the year ended December 31, 2023.

In 2023, net cash provided in our investing activities was $8.04 million compared to net cash used in operating activities of $14.19 million in 2022 mainly due to acquisition of a subsidiary and repayment for loan receivable.

In 2023, cash used by financing activities was negative $1.82 million as compared to cash used in financing activities positive $0.25 million in 2022. The increase in cash used by financing activities was mainly due to financing from the issuance of convertible note.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements.

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

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2023.

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

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023, due to a material weakness in our internal control over financial reporting., we currently training our staff with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Management assessed our internal control over financial reporting as of December 31, 2023.

The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, our CEO and CFO concluded that our internal control over financial reporting as of December 31, 2023 was ineffective. We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP and SEC reporting experience. We engaged a consultant with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. We also engaged an internal control consulting firm in July 2023 to review, test and improve our internal accounting controls and internal control over financial reporting. We have adopted and are implementing policies, procedures and practices recommended in the report of the consultant and have arranged training of internal control for our employees and management on disclosure controls and procedures. We believe the measures described above will remediate the material weakness. The Company continues to make efforts to implementing its existing and newly adopted procedures to improve our disclosure controls and internal controls over financing reporting.

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

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of April 12, 2024, the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Shanchun Huang (1)	58	Chief Executive Officer (“CEO”), President and Director
Ming Yi (2)	43	Chief Financial Officer (“CFO”)
Peng Lei (3)	46	Chief Operating Officer (“COO”)
Fuyou Li (4)(5)	70	Independent Director and Chairman of the Board of Directors
Johnson Lau (4)(6)	50	Independent Director
Mingjie Zhao (4)(7)	58	Independent Director
Ying Li (8)	35	Vice President and Director

(1)	Shanchun Huang was appointed as CEO on March 4, 2020 and a member of the Board of Directors of the Company on March 4, 2020. Mr. Huang was also appointed as President on December 4, 2023 to fill the vacancy caused by the death of Mr. Yongke Xue on November 24, 2023.

(2)	Ming Yi was appointed as CFO of the Company on November 30, 2020.

(3)	Peng Lei was appointed as the COO of the Company on July 28, 2023.

(4)	Member of the audit committee and compensation committee.

(5)	Fuyou Li was appointed a member of the Board of Directors of the Company on May 8, 2015 and as the Chairman of the Board on June 23, 2021.

(6)	Johnson Lau was appointed a member of the Board of Directors of the Company on December 23, 2014.

(7)	Mingjie Zhao was appointed a member of the Board of Directors of the Company on July 15, 2020.

(8)	Ms. Ying Li was appointed as a member of the Board on June 23, 2021.

Shanchun Huang, Chief Executive officer, President and Director of the Board

Mr. Shanchun Huang has served as the Chief Executive Officer of the Company and a member of the Board since March 4, 2020 and has served as the President of the Company since December 4, 2023. Mr. Huang has served as the Chairman of the Board of Directors of Mars Acquisition Corp., a Cayman Islands exempted company incorporated as a blank check company (Nasdaq:MARX) from April 2021 to February 6, 2024. Mr. Huang served as the president of Wealth Index (Beijing) Fund Management Co., Ltd., which provides private equity fund management service, from March 2011 to March 2020, and as the president of Wealth Index (Beijing) International Investment Consulting Co., Ltd., which provides investment management and consulting services for non-securities related business, from August 2004 to March 2020. From May 2001 to June 2004, Mr. Huang was the vice president of Zhejiang Geely Holding Group Corporation, a global automobile company headquartered in Hangzhou, China. Mr. Huang graduated from Hefei Staff University of Science and Technology in July 1986, majoring in news collection and editing. The Board believes that Mr. Huang’s significant experience in investment and management will be an asset to the Company and the Board.

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

Peng Lei, Chief Operating Officer

On July 28, 2023, the Company appointed Mr. Peng Lei as the Chief Operating Officer (“COO”) of the Company.

Mr. Peng Lei has served as general manager of Future Commercial Management Co., Ltd., a wholly owned subsidiary of the Company since July 2022. From July 2019 to July 2022, Mr. Lei served as the general manager of Xi’an Dingtaiheng Supply Chain Management Co., Ltd. and Ningbo Tielin Supply Chain Management Co., Ltd. From March 2014 to July 2019, Mr. Lei served as a director and general manager of Changan Parking Investment Management (Shanghai) Co., Ltd. From April 2010 to March 2014, Mr. Lei was the manager of Xi’an Zhonglou Sub-branch of Shanghai Pudong Development Bank. Mr. Lei received his Ph.D. degree and master’s degree in finance from the School of Economics and Finance of Xi’an Jiaotong University in September 2011 and July 2009, respectively. Mr. Lei received his bachelor’s degree in international finance from the School of Management of Xi’an Jiaotong University in July 1999.

Fuyou Li, Director and Chairman of the Board

Mr. Fuyou Li has served as a member of the Board and a member of the audit and compensation committees of the Board since May 8, 2015. Mr. Li was appointed as the Chairman of the Board on June 23, 2021. Mr. Li graduated from Xi’an Jiaotong University with a doctor’s degree in economics. He has taught international finance as a professor at Xi’an Jiaotong University from 2000 to July 2023. The Board believes his qualifications, professional background and expertise in international finance are important to the Company and the Board.

Johnson Lau, Director

On December 23, 2014, the Board appointed Johnson Lau as a member of the Board of Directors of the Company. Mr. Lau is also the Chairman of Audit committee of the Board and a member of the Compensation Committee of the Board.

Mr. Lau is the Chief Financial Officer of Beauty Express Group Holdings Limited (“Beauty Express”), a private company in Hong Kong since April 2021. Mr. Lau is a Certified Public Accountant of the Hong Kong Institute of Certified Public Accountants and CPA Australia. Mr. Lau has over 20 years of experience in the accounting profession. Mr. Lau started his career in Deloitte in Hong Kong and Beijing from 1997 to 2004. Prior to joining Beauty Express in 2021, Mr. Lau worked in various public and private companies in the United States, England and Hong Kong as Director of Finance and CFO for over fifteen years. Mr. Lau was the chief financial officer and was subsequently an executive director of Haike Chemical Group Limited, a company listed on the London Stock Exchange (LSE code: HAIK), from December 2006 to March 2009. Mr. Lau subsequently resigned as chief financial officer and was redesignated as a non-executive director of Haike Chemical Group Limited in March 2009 and retired as a non-executive director in January 2010. From April 2009, Mr. Lau was employed by Auto China International Limited, a company listed on the NASDAQ Capital Market and subsequently quoted on the OTC Markets (OTC: AUTCF) as chief financial officer. He was redesignated as the director of finance in July 2009 and subsequently departed in June 2013. From June 2010 to January 2013, Mr. Lau was an independent director of Lizhan Environmental Corporation. Mr. Lau was the chief financial officer of Troops, Inc. (NASDAQ: TROO, formerly known as SGOCO Group Ltd.) from July 2013 to June 2015. Mr. Lau was the chief financial officer of China Golden Classic Group Limited (HKEX: 8281.HK) from July 2015 to July 2018. Mr. Lau was the chief financial officer of Dafy Holdings Limited (HKEX: 1826.HK) from August 2018 to October 2019. Mr. Lau was the chief financial officer of a Hong Kong incorporated private company from November 2019 to February 2021. He was an independent non-executive director of Winshine Science Company Limited (HKEX: 209.HK) from October 2017 to April 2019. Mr. Lau holds a bachelor’s degree in commerce from Monash University, Australia. The Board believes that Mr. Lau’s extensive knowledge and experience in accounting and his public company experience is important to the Company’s internal controls and financial reporting and its status as a US publicly traded company.

Mingjie Zhao, Director

Mr. Mingjie Zhao was appointed as a member of the Board and Chairman of the Compensation Committee and a member of Audit Committee of the Board on July 15, 2020. Mr. Zhao has served as a director of New York Hua Yang, Inc. since April 2018. From July 2016 to March 2018, Mr. Zhao served as Chief Executive Officer of TD Holdings, Inc. (formerly known as China Commercial Credit Inc. and Nasdaq: GLG). Mr. Zhao was the Chief Operating Officer and a director of New York Hua Yang, Inc. from September 2011 to July 2016. Mr. Zhao obtained his Master of Business Administration degree from University of Bridgeport in Connecticut in May 2003 and his Bachelor of Science degree from China Eastern Normal University in Shanghai, China in July 1985. The Board believes that Mr. Zhao’s experience and extensive knowledge in management and public company is essential to the Company.

Ying Li, Director and Vice President

Ms. Ying Li was appointed as a member of the Board on June 23, 2021 and she has served as a director of Alpha International Securities (HONG KONG) Limited since September 9, 2020 and as a director of Alpha International Financial Holdings Limited since February 5, 2020. The Company acquired FTFT International Securities and Futures Limited in November 2023 and changed its name to FTFT International Securities and Futures Limited. Ms. Li has served as the vice president of the Company and a director of Future FinTech (Hong Kong) Limited, a wholly owned subsidiary of the Company since July 2016. From October 2011 to December 2019, Ms. Li served as the secretary of the Board of the Company. Ms. Li received her bachelor’s degree in English from Xi’an International Studies University in July 2010. The Board believes that Ms. Li’s extensive business and operational knowledge of the Company qualifies her as a member of the Board.

All of our directors and officers reside outside of the United States, except for Mr. Mingjie Zhao and Ying Li. Mr. Peng Lei, Mr. Ming Yi and Fuyou Li reside in China, Mr. Shanchuan Huang resides in the U.K. and Mr. Johnson Lau resides in Hong Kong.

Board Diversity Matrix

Board Diversity Matrix (As of April 12, 2024)
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

Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons, the Company believes that, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended December 31, 2023, except for the following: Mr. Shanchun Huang, the CEO of the Company, did not file a Form 4 for the grant of stock award for 200,000 shares on December 23, 2023 until January 2, 2024; Mr. Peng Lei, Chief Operating Officer (“COO”) of the Company, did not file Form 3 for appointed as COO of the Company and Form 4 for the grant of stock award for 40,000 shares on December 23, 2023 until April 5, 2024; and Mr. Zeyao Xue, a 10% more shareholder did not file Form 4 for three transactions that occurred on August 3, 2023 and December 11, 2024, respectively, until April 5, 2024.

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

Committees of the Company’s Board of Directors

The Board held 11 regularly scheduled and special meetings during fiscal year 2023. All of the directors attended (in person or by telephone) all of the Board meetings and any committees of the Board on which they served during the fiscal year. Directors are expected to use their best efforts to be present at the shareholders annual meeting. All of our directors attended the December 5, 2023 shareholders annual meeting by tele-conference or in person.

Audit Committee

On April 25, 2008, the Board formed an audit committee. Messrs. Lau, Li and Zhao currently serve on the audit committee, which is chaired by Mr. Lau. Each member of the audit committee is “independent” as that term is defined in the rules of the SEC and within the meaning of such term as defined under the rules of the NASDAQ Capital Market. The Board has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee. The audit committee held 3 meetings during fiscal year 2023, and all audit committee members attended each of those meetings. Our Board has determined that Mr. Lau is an “audit committee financial expert,” as defined under the applicable SEC rules. The audit committee has a written charter, which is available on the Company’s website at http://www.ftft.com.

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

Compensation Committee

On April 25, 2008, the Board formed a compensation committee. Messrs. Lau, Li and Zhao currently serve on the compensation committee, which is chaired by Mr. Zhao. Each member of the compensation committee is “independent” as that term is defined in the SEC rules and within the meaning of such term as defined under the rules of the NASDAQ Capital Market, a “nonemployee director” for purposes of Section 16 of the Exchange Act. No interlocking relationship exists between the Board or the compensation committee and the Board or compensation committee of any other company, nor has any interlocking relationship existed during the last fiscal year. The compensation committee held 4 meetings during fiscal year 2023. The compensation committee has a written charter, which is available on the Company’s website at http://www.ftft.com/.

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

Other Committees

The Board may on occasion establish other committees, as it deems necessary or required. We do not currently have a standing nominating committee, or a committee performing similar functions. The full Board currently serves this function. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the Board. The independent directors of the Board will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment by the Board. Other than the Rule 14a-19 under the Exchange Act, there have been no material changes to the procedures by which security holders may recommend nominees to the Board.

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

Stock Incentive Plans

The Board of Directors of the Company approved and adopted the Future FinTech Group Inc. 2020 Omnibus Equity Plan (the “2020 Equity Plan”) on October 27, 2020, which was approved by the shareholders at the shareholders annual meeting on December 18, 2020. The 2020 Equity Plan has a total of 5,000,000 shares of Common Stock. The Company grant the 1,953,000 shares under 2020 Equity Plan to sixteen officers and employees of the Company on July 12, 2021, including 500,000 shares to Shanchun Huang, Chief Executive Officer of the Company; 300,000 shares to Yongke Xue, President of the Company; 20,000 shares to Ming Yi, Chief Financial Officer of the Company, and 40,000 shares to Yang Liu, Chief Operating Officer of the Company. On July 12, 2022, the Company granted 3,047,000 shares under the 2020 Equity Plan, to six officers and employees of the Company and its subsidiaries, including: 800,000 shares to Shanchun Huang, Chief Executive Officer of the Company, 800,000 shares to Yongke Xue, President of the Company, and 100,000 shares to Ming Yi, Chief Financial Officer of the Company.  As of December 31, 2022, no shares of stock available for award under the 2020 Equity Plan. (All the share numbers stated here are before the 1 for 5 reverse stock split effected in February 2023)

The Board of Directors of the Company approved and adopted the Future FinTech Group Inc. 2023 Omnibus Equity Plan (the “2023 Equity Plan”) on October 12, 2023, which was approved by the shareholders at the shareholders annual meeting on December 5, 2023. The 2023 Equity Plan has a total of 5,000,000 shares of Common Stock. On December 23, 2023 (the “Grant Date”), the Compensation Committee of the Board of Directors (the “Board”) of the Company granted stock awards of 2,890,000 shares of common stock of the Company, pursuant to the Company’s 2023 Equity Plan, to sixteen officers and employees of the Company and its subsidiaries (the “Grantees”), including: 200,000 shares to Shanchun Huang, Chief Executive Officer and President of the Company, 40,000 shares to Peng Lei, Chief Operating Officer of the Company, and 30,000 shares to Hoo Lee, Corporate Secretary of the Company (collectively, the “Grants”). The Grants vested immediately on the Grant Date and each of the Grantees also entered into an Unrestricted Stock Award Agreement with the Company on December 23, 2023.  As of December 31, 2023, there were 2,110,000 shares authorized for issuance under stock incentive plans of the Company.

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

Employment Agreements

We did not have an employment agreement with our Mr. Yongke Xue when he served as our CEO. On June 24, 2021, we entered into an Employment Agreement with Mr. Xue upon his appointment as the president of the Company. The Employment Agreement has a term of one year and Mr. Xue receives compensation in the amount of $1 per year, which was renewed with the same terms in June 2022. Mr. Yongke Xue passed away on November 24, 2023.

We entered into an Employment Agreement with our CEO, Mr. Shanchun Huang, on March 7, 2020 with a term of one year, which was renewed until March 7, 2024. Mr. Huang receives compensation in the amount of $1 per year. On December 4, 2023, the Board of Directors of the Company appointed Mr. Shanchun Huang, the Chief Executive Officer of the Company, as the President of the Company to fill the vacancy caused by the death of Mr. Yongke Xue on November 24, 2023. On January 1, 2024, the Company entered into an Employment Agreement (the “Agreement”) with Mr. Shanchun Huang, the Company’s Chief Financial Officer and President, for serving in such positions of the Company. The Agreement has a term for one-year, subject to renewal. Under the terms of the Agreement, Mr. Huang will receive a salary of $15,250 per month before tax and will be eligible for an annual cash bonus in the Board’s sole discretion.

On November 16, 2020, the Company entered into an employment agreement with Mr. Yang Liu as COO of the Company and the term of the agreement is for one (1) year, which has been renewed until November 16, 2023. The agreement provides that Mr. Liu receives compensation in the amount of $1 per year. On July 27, 2023, Mr. Yang Liu resigned from his position as the COO of the Company, effective on July 28, 2023. On July 28, 2023, the Board of Directors of the Company appointed Mr. Peng Lei as the COO of the Company. In connection with his appointment as COO, the Company entered into an employment agreement (the “Agreement”) with Mr. Peng Lei on August 1, 2023. The Agreement provides that Mr. Lei will receive compensation in the amount of $50,000 per year before tax and the term of the Agreement is for one (1) year.

On December 1, 2020, the Company entered into an employment agreement with Mr. Ming Yi as CFO of the Company and the term of the agreement is for one (1) year, which has been renewed until December 1, 2024. The agreement provides that Mr. Yi receives compensation in the amount of $4,000 per month before tax.

Summary Compensation of Named Executive Officers

Our executive officers do not receive any compensation from the Company for also serving as directors of the Company. The following table sets forth information concerning cash and non-cash compensation paid by the Company to our named executive officers for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue (1)	12/31/2023	$4,683	-		-	-	-	-	$4,683
	12/31/2022	$5,352	-	336,000	-	-	-	-	$341,352

Shanchun Huang (2)	12/31/2023	$1	$-	$248,000	-	-	-	-	$248,001
	12/31/2022	$1	-	336,000	-	-	-	-	$336,001

Ming Yi (3)	12/31/2023	$44,276	$-						$44,276
	12/31/2022	$48,000	-	42,000	-	-	-	-	$90,000

Kai Xu (4)	12/31/2022	$35,682		$210,000					223,462

Peng Lei (5)	12/31/2023	$51,213		$49,600					$100,813
	12/31/2022	$53,582		229,740					$283,322

(1)	On March 4, 2020, Mr. Yongke Xue resigned as the CEO of the Company and on June 23, 2021, Mr. Xue was appointed as the president of the Company. The compensation committee of the Board granted him a stock award for 160,000 shares of common stock of the Company under 2020 Equity Plan on July 12, 2022. Mr. Yongke Xue passed away on November 24, 2023.

(2)	On March 4, 2020, Mr. Shanchun Huang was appointed as the CEO of the Company. The compensation committee of the Board granted him a stock award for 200,000 shares of common stock of the Company under 2023 Equity Plan on December 23, 2023 and a stock award for 160,000 shares of common stock of the Company under 2020 Equity Plan on July 12, 2022.

(3)	On November 30, 2020, the Board of the Directors appointed Mr. Ming Yi as the CFO of the Company. The compensation committee of the Board granted him a stock award for 20,000 shares of common stock of the Company under 2020 Equity Plan on July 12, 2022.

(4)

On February 28, 2019, the board of directors appointed Mr. Kai   Xu as the COO of the Company. Since February 2020, Mr. Xu has no longer served as the COO of the Company, and he continues to serve as deputy general manager in a subsidiary of the Company and the vice president of blockchain division of the Company. The compensation committee of the Board granted him a stock award for 100,000 shares of common stock of the Company under 2020 Equity Plan on July 12, 2022.

(5)	The compensation committee of the Board granted him a stock award for 109,400 shares of common stock of the Company under 2020 Equity Plan on July 12, 2022. Mr. Peng Lei served as general manager of Future Commercial Management Co., Ltd., a wholly owned subsidiary of the Company since July 2022 and was appointed as COO of the Company on July 28, 2023. On December 23, 2023, the compensation committee of the Board granted him a stock award of 40,000 shares of common stock of the Company under 2023 Equity Plan.

*	All share granted before January 31, 2023 have been retroactively restated to reflect Reverse Stock Split effected on February 1, 2023.

Outstanding Equity Awards at December 31, 2023

No outstanding equity awards held by named executive officers as of December 31, 2023.

Compensation of Directors

The following table sets forth information concerning cash and non-cash compensation paid by us to our directors during 2023.

Name	Fees Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shanchun Huang	$—	—	—	—	—	—	$—
Ying Li	$—	—	—	—	—	—	$—
Fuyou Li (1)	$18,000	—	—	—	—	—	$18,000
Johnson Lau (2)	$25,000	—	—	—	—	—	$25,000
Mingjie Zhao (3)	$25,000	—	—	—	—	—	$25,000

(1)	On May 8, 2015, the Board appointed Mr. Fuyou Li as a member of the Board of Directors and a member of both the audit committee and compensation committee. Before June 30, 2021, Mr. Li was entitled for $8,850 per annum as compensation for his service as director of the Company and a member of the audit committee and compensation committee. On June 23, 2021, the Board appointed Mr. Fuyou Li as the Chairman of the Board and his annual compensation increased to $18,000 after June 30, 2021.

(2)	On December 23, 2014, the Board appointed Johnson Lau as a member of the Board of Directors of the Company and he currently serves as the Chairman of Audit Committee and a member of Compensation Committee of the Board. Mr. Lau is entitled for $25,000 per annum as compensation for his current services as a director of the Company and chair of the audit committee and a member of compensation committee.

(3)	On July 15, 2020, the Board appointed Mr. Mingjie Zhao as a member of the Board and Chairman of the Compensation Committee and a member of Audit Committee of the Board. Mr. Zhao is entitled for $25,000 per annum as compensation for his current services as a director of the Company and chair of the compensation committee and a member of audit committee.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of April 12, 2024, by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and all of our directors and

●	executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 19,985,410 shares of our Common Stock outstanding as of April 12, 2024.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of April 12, 2024 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of April 12, 2024 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders, named executive officers, and directors below is c/o Future FinTech Group, Inc., Americas Tower, 1177 Avenue of The Americas, Suite 5100, New York, NY 10036.

Shares Beneficially Owned

Name of Beneficial Owner	Number	Percent
Directors and Named Executive Officers
Shanchun Huang	460,000	2.3%
Ming Yi	24,000	* %
Ying Li	-	-
Mingjie Zhao	-	-
Peng Lei	149,400	* %
Fuyou Li	-	-
Johnson Lau	-	-
All current directors and name executive officers as a group (8 persons)	633,400	3.2%
5% or Greater Shareholders
Zeyao Xue (1)	3,652,850	18.3%
All 5% or Greater Shareholders	3,652,850	18.3%

*	Less than 1%

(1)	Including 3,322,757 shares directly owned by Mr. Zeyao Xue and 330,093 shares indirectly and beneficially owned by Mr. Zeyao Xue, which consists of (i) 293,416 shares that are directly owned by Golden Dawn International Limited (“Golden Dawn”), a British Virgin Islands company and (ii) 36,677 shares that are directly owned by China Tianren Organic Food Holding (“China Tianren”). Mr. Zeyao Xue holds all of the issued and outstanding capital stock of Fancylight Limited, which is an indirect 100% owner of Golden Dawn and China Tianren. As such, Mr. Zeyao Xue holds the beneficial ownership of shares owned by Golden Dawn and China Tianren. The address of Zeyao Xue is No.3, Xijuyuan Xiang, Lianhu District, Xi’an City, Shaanxi Province, China.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years 2023 and 2022. All of the services described in the following fee table were approved in conformity with the audit committee’s pre-approval process.

Audit Fees

	2023	2022
Audit Fees	$312,000	$280,000
Tax Fees	—	—
All Other Fees	78,350	—
Total	$390,350	$280,000

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by auditors Onestop Assurance PAC (“Onestop Assurance”) and Fortune CPA Inc. (“Fortune CPA”) for the audit of our annual consolidated financial statements, review of quarterly financial information and audit services that are normally provided by the principal accountant in connection with regulatory filings or engagements.

Onestop Assurance provided professional services for the audit of our fiscal year 2022 financial statements and $280,000 was paid to Onestop Assurance for audit of our fiscal year 2022 financial statements and $78,350 was paid in 2023 for review annual report and Form S-8.

Fortune CPA provided professional services for the audit of our fiscal year 2023 financial statements and $312,000 was paid to Fortune CPA for audit of our fiscal year 2023 financial statements.

Tax Fees

The Board audit committee’s policy is to pre-approve all audit services and all non-audit services that our independent accountants are permitted to perform for us under applicable federal securities regulations. The audit committee’s policy utilizes an annual review and general pre-approval of certain categories of specified services that may be provided by the independent accountant, up to pre-determined fee levels. Any proposed services not qualifying as a pre-approved specified service, and pre-approved services exceeding the pre-determined fee levels, require further specific pre-approval by the audit committee. The audit committee has delegated to the Chairman of the audit committee the authority to pre-approve audit and non-audit services proposed to be performed by the independent accountants. Our audit committee was established in April 2008. All the services provided by our auditors in fiscal years 2023 were pre-approved by the audit committee.

Changes in Registrant’s Certified Accountant

On August 2, 2023, the Audit Committee of the Board of Directors of Future FinTech Group, Inc. (the “Company”) dismissed Onestop Assurance PAC (“Onestop Assurance”) as the Company’s independent registered public accounting firm, effective immediately.

Onestop Assurance’ audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2022 and December 31, 2021 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the consolidated financial statements of the Company for the fiscal years ended December 31, 2022 and December 31, 2021 contained an uncertainty about the Company’s ability to continue as a going concern.

During the Company’s two fiscal years of 2022 and 2021 and in the subsequent interim period through August 1, 2023, there were (i) no disagreements between the Company and Onestop Assurance on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Onestop Assurance, would have caused Onestop Assurance to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation  S-K.

On August 2, 2023, the Audit Committee of the Board of Directors of the Company approved the engagement of Fortune CPA, Inc. (“Fortune CPA”) as the Company’s independent registered public accounting firm, effective immediately. The Audit Committee also approved Fortune CPA to act as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023.

During the Company’s two fiscal years of 2022 and 2021 and through August 1, 2023, neither the Company nor anyone on its behalf consulted Fortune CPA regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of the Company; or (ii) any matter that was either the subject of a disagreement or a reportable event as described above; and there was neither a written report nor was oral advice provided to the Company by Fortune CPA that was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

The Company reported its change in auditors in Current Report on Form 8-K, filed on Augst 8, 2023.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENTS:

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and

2.	Exhibits

(b) EXHIBITS:

Exhibit Index

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of February 22, 2008 by and among Pacific Industry Holding Group Co., Ltd., “Pacific,” Terrence Leong, SkyPeople Fruit Juice, Inc., the “Registrant,” and the shareholders of Pacific. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on February 28, 2008.
3.1	Second Amended and Restated Articles of Incorporation, dated June 6, 2017. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on June 9, 2017.
3.2	Certificate of Designations, Preferences and Rights of the Registrant’s Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Commission on February 28, 2008.
3.3	Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Commission on February 28, 2008.
3.4	Amended and Restated Bylaws, dated June 6, 2017. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Commission on June 9, 2017.
3.5	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 10, 2016. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016.
3.6	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 14, 2018. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 16, 2018.
3.7	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 18, 2021. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 23, 2021.
3.8	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Registrant filed with Department of State of Florida on January 26, 2023. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on January 31, 2023.
4.1	Form of Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on April 13, 2017.
4.2	Form of Placement Agent Warrant. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Commission on December 28, 2020.
4.3	Description of Securities of the Registrant registered under Section 12 of the Securities Exchange Act of 1934, as amended.*

Exhibit Number	Description
10.1	Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 14, 2011.
10.2	Exclusive Operation and Use Rights Authorization Letter by Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., dated July 31, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.3	Exclusive Technology Consulting and Service Agreement by and between Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd. and Chain Cloud Mall E-commerce (Tianjin) Co., Ltd, dated July 31, 2019. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.4	Exclusive Purchase Option Agreement by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. Zeyao Xue and Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.5	Equity Pledge Agreement by and among by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. and Zeyao Xue, dated July 31, 2019. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.6	Equity Pledge Agreement by and among by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. and Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.7	Power of Attorney issued by Zeyao Xue, dated July 31, 2019. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.8	Power of Attorney issued by Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.9	Consulting Service Agreement by and between Future FinTech Group Inc. and Dragon Investment Holding Limited (Malta) dated January 25, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 29, 2020
10.10	Director Agreement by and between Future FinTech Group Inc. and Mingjie Zhao dated July 15, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 17, 2020.

Exhibit Number	Description
10.11	Share Purchase Agreement by and between FTFT UK Limited and Rahim Shah dated September 1, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on September 7, 2021.
10.12	Collateral Deed by and between FTFT UK Limited and Rahim Shah dated September 1, 2021. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on September 7, 2021.
10.13	FTFT North American Ohio Cryptocurrency Mining Farm Cooperation Agreement by and between Future FinTech Group Inc. and APC Service Ltd. dated December 13, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 17, 2021.
10.14	Form of Unrestricted Stock Award Agreement by and between Future FinTech Group Inc. and Grantees dated on July 12, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 15, 2022.
10.15	Share Transfer Agreement by and between Future FinTech (Hong Kong) Limited and Alpha Financial Limited dated February 27, 2023. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 1, 2023.
10.16	Employment Agreement by and between the Company and Peng Lei dated August 1, 2023. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 2, 2023.
10.17	Form of Unrestricted Stock Award Agreement by and between Future FinTech Group Inc. and Grantees dated on December 23, 2023. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 26, 2023.
10.18	Securities Purchase Agreement by and between Future FinTech Group, Inc. and Streeterville Capital, LLC, dated December 27, 2023. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 27, 2023.
10.19	Convertible Promissory Note, issued by Future FinTech Group, Inc. to Streeterville Capital, LLC, dated December 27, 2023. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on December 27, 2023.
10.20	Form of Securities Purchase Agreement dated January 5, 2024. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 8, 2024.
10.21	Amendment to Convertible Promissory Note dated February 11, 2024. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 14, 2024.
14.1	Code of Business Conduct and Ethics*
16.1	Letter from Onestop Assurance PAC to SEC, dated August 8, 2023. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on August 10, 2023.
19.1	Insider Trading Policy*
21.1	Description of Subsidiaries of the Registrant*
23.1	Consent of Onestop Assurance PAC*
23.2	Consent of Fortune CPA Inc.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer of Registrant.†
32.2	Section 1350 Certification of Principal Financial Officer of Registrant.†
97.1	Clawback Policy*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

†	Furnished herewith

(c)	Other Financial Statement Schedules - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Future FinTech Group Inc.

April 16, 2024	By:	/s/ Shanchun Huang
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

Signature

Name and Title	Date

/s/ Shanchun Huang
Shanchun Huang	April 16, 2024
Chief Executive Officer (principal executive officer and Director)

/s/ Ming Yi
Ming Yi	April 16, 2024
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Fuyou Li
Fuyou Li	April 16, 2024
Chairman of the Board of Directors and Director

/s/ Mingjie Zhao
Mingjie Zhao, Director	April 16, 2024

/s/ Johnson Lau
Johnson Lau, Director	April 16, 2024

/s/ Ying Li
Ying Li, Director	April 16, 2024

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Future FinTech Group Inc.

333 City Blvd W 3rd Floor Orange, CA 92868 Phone (714)-820-3316 Fax (714)-333-4992

REPORT  OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Future FinTech Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Future FinTech Group Inc. (the “Company”) and its subsidiaries as of December 31, 2023, and the related consolidated statements of operation, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations. Therefore, the Company has stated substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note 2 to the financial statements, the Company financial statements are prepared assuming that the Company will continue as a going concern.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

/s/ Fortune CPA, Inc

We have served as the Company’s auditor since 2023.

Orange, CA

April 16, 2024

PCAOB # 6901

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Future Fintech Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Future FinTech Group, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Emphasis of Matter

The Company has significant transactions with related parties, which are described in Note 19 to the financial statements. Transactions involving related party cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

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

Legal Proceedings Contingencies

As described in Note 26 to the financial statements, management disclosed legal proceedings that involved the Company’s current subsidiaries, disposed subsidiaries, or the Company’s senior management where liability is not probable or the amount of the liability is not estimable, or both, if management believes there is at least a reasonable possibility that the Company has assessed the obligations, or a loss may be incurred when obligations were not discharged.

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

Valuation of Goodwill

As described in Note 9 to the financial statements, goodwill mainly represented an amount of 13.98 million that arose from acquisition of Nice Talent Asset Management Limited and FTFT Finance UK Limited.

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

/s/ Onestop Assurance PAC

We have served as the Company’s auditor through 2023.

Singapore
April 19, 2023

FUTURE FINTECH GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022*

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,032,278	$26,071,338
Restricted cash	-	3,589,582
Short - term investments	959,028	988,073
Accounts receivable, net	5,705,877	7,796,672
Advances to suppliers and other current assets	3,837,752	4,670,264
Loan receivables	14,895,086	19,157,538
Other receivables, net	10,048,297	2,635,224
Amount due from related parties	12,151	53,126
Assets related to discontinued operations	-	296,654
TOTAL CURRENT ASSETS	$54,490,469	$65,258,471

Property, plant and equipment, net	$4,579,188	$4,209,189
Right of use assets - operation lease	1,282,111	1,055,906
Intangible assets	588,982	518,069
Goodwill	-	13,976,084
TOTAL NON-CURRENT ASSETS	$6,450,281	$19,759,248
TOTAL ASSETS	$60,940,750	$85,017,719

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$3,320,061	$3,603,577
Notes payable	-	3,589,582
Accrued expenses and other payables	11,997,481	2,108,777
Advances from customers	306,315	1,236,241
Convertible notes payables	1,100,723	-
Lease liability - operation lease	498,736	294,944
Amounts due to related parties	505,046	235,742
Deferred liabilities	-	7,387,697
Liability related to discontinued operation	-	114,556
TOTAL CURRENT LIABILITIES	$17,728,362	$18,571,116

NON-CURRENT LIABILITIES
Lease liability - operation lease	$797,344	$760,962
TOTAL NON-CURRENT LIABILITIES	797,344	760,962
TOTAL LIABILITIES	$18,525,706	$19,332,078
Commitments and contingencies (Note 26)
STOCKHOLDERS’ EQUITY
Future FinTech Group, Inc, Stockholders’ equity
Common stock, $0.001 par value; 60,000,000 shares authorized; 17,834,874 shares and 14,645,653 shares issued and outstanding as of December 31, 2023 and December 31, 2022 respectively*	$17,835	$14,646
Additional paid-in capital	233,890,997	222,751,657
Statutory reserve	98,357	98,357
Accumulated deficit	(185,929,662)	(152,276,434)
Accumulated other comprehensive loss	(4,094,276)	(3,623,005)
Total Future FinTech Group, Inc. stockholders’ equity	43,983,251	66,965,221
Non-controlling interests	(1,568,207)	(1,279,580)
Total stockholders’ equity	42,415,044	65,685,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,940,750	$85,017,719

*	all shares and per share data have been retroactively restated to reflect reverse stock split effected on February 1, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended,
	2023	2022*
Revenue	$34,865,553	$23,881,006
Cost – third party	28,999,057	17,676,109
Cost – related party	978,801	809,451
Gross profit	4,887,695	5,395,446

Operating Expenses
General and administrative expenses	11,455,557	14,174,820
Research and development expenses	342,985	2,671,748
Stock-based compensation	3,468,000	1,279,740
Selling expenses	599,051	808,358
(Recovery) Provision of doubtful debts	(716,913)	26,440
Impairment loss	14,160,931	3,248,805
Total operating expenses	29,309,611	22,209,911

Loss from operations	(24,421,916)	(16,814,465)

Other (expenses) income
Interest income	1,344,885	1,311,354
Interest expenses	(892)	-
Other (expenses) income, net	(11,321,906)	2,011,044
Total other income, net	(9,977,913)	3,322,398

Loss from Continuing Operations before Income Tax	(34,399,829)	(13,492,067)
Income tax provision	-	(456,598)
Deferred income tax	(2,552)	(60,504)
Loss from Continuing Operations	(34,402,381)	(14,009,169)

Discontinued Operations (Note 24)
Loss from discontinued operations	-	(307,041)
Gain (Loss) on disposal of discontinued operations	386,482	(154)

Net Loss	$(34,015,899)	$(14,316,364)
Less: Net Loss attributable to non-controlling interests	(362,671)	(688,819)
Net loss attributable to Future Fintech Group Inc.	$(33,653,228)	$(13,627,545)
Other comprehensive income (loss)
Loss from continued operations	$(34,402,381)	$(14,009,169)
Foreign currency translation – continued operations	(484,953)	(3,025,143)
Comprehensive loss - continued operation	(34,887,334)	(17,034,312)
Loss from discontinued operations	$386,482	$(307,195)
Foreign currency translation - discontinued operation	13,682	-
Comprehensive loss - discontinued operation	400,164	(307,195)
Comprehensive Loss	$(34,487,170)	$(17,341,507)
Less: Net loss attributable to non-controlling interests	(362,671)	(688,819)
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	$(34,124,499)	(16,652,688)

Earnings (loss) per share:
Basic loss per share from continued operation	$(2.31)	$(0.93)
Basic loss per share from discontinued operation	0.03	(0.02)
	$(2.28)	$(0.95)
Diluted Earnings (loss) per share:
Diluted loss per share	$(2.31)	$(0.93)
Diluted loss per share from discontinued operation	(0.03)	(0.02)
	$(2.28)	$(0.95)
Weighted average number of shares outstanding
Basic	14,746,726	14,323,422
Diluted	14,788,834	14,533,948

*	Reclassification- certain reclassifications have been made to the financial statements for the period ended December 31, 2022 to conform to the presentation for the period ended December 31, 2023, with no effect on previously reported net income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulative
			Additional			Other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	Deficits	income	interests	Total
Balance at December 31, 2021	14,036,253	$14,036	$220,579,277	$61,382	$(138,611,914)	$(597,862)	$(590,761)	$80,854,158
Net loss from continued operation	-	-	-	-	(13,320,350)	-	(688,819)	(14,009,169)
Net loss from discontinued operations	-	-	-	-	(307,041)	-	-	(307,041)
Share-based payments-omnibus equity plan	609,400	610	1,279,130	-	-	-	-	1,279,740
Share-based payments-service	-	-	893,250	-	-	-	-	893,250
Statutory reserve	-	-	-	36,975	(36,975)	-	-	-
Disposition of Discontinued operation	-	-	-	-	(154)	-	-	(154)
Foreign currency translation adjustment	-	-	-	-	-	(3,025,143)	-	(3,025,143)
Balance at December 31, 2022	14,645,653	$14,646	$222,751,657	$98,357	$(152,276,434)	$(3,623,005)	$(1,279,580)	$65,685,641
Issuance of common stocks-non cash	299,221	299	7,387,398	-	-	-	-	7,387,697
Net loss from continued operation	-	-	-	-	(34,039,710)	-	(362,671)	(34,402,381)
Net loss from discontinued operations	-	-	-	-	-	-	-	-
Contribution by non-controlling interests	-	-	286,832	-	-	-	74,044	360,876
Share-based payments-omnibus equity plan	2,890,000	2,890	3,465,110	-	-	-	-	3,468,000
Disposition of Discontinued operation	-	-	-	-	386,482	13,682	-	400,164
Foreign currency translation adjustment	-	-	-	-	-	(484,953)	-	386,482
Balance at December 31, 2023	17,834,874	$17,835	$233,890,997	$98,357	$(185,929,662)	$(4,094,276)	$(1,568,207)	$42,415,044

All shares and per share data have been retroactively restated to reflect reverse stock split effected on February 1, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,015,899)		$(14,316,364)
Net loss from discontinued operation	386,482		(307,195)
Net loss from continuing operations	(34,402,381)		(14,009,169)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	273,106		185,151
Amortization	57,035		63,552
(Recovery) Provision of doubtful debts	(716,914)		26,440
Impairment of goodwill	14,148,298		2,214,825
Impairment of intangible	-		124,317
Impairment of short term investment	12,633		909,663
Share-based payments	3,468,000		2,172,990
Changes in operating assets and liabilities
Accounts receivable	5,440,382		285,648
Other receivables	(8,356,443)		(1,402,815)
Advances to suppliers and other current assets	840,589		(1,742,565)
Operating lease assets and liabilities	13,969		-
Accounts payable	(4,407,407)		3,603,498
Accrued expenses	7,333,163		855,186
Advances from customers	(929,926)		1,233,348
Notes payable	-		3,589,582
Proceeds from amounts due from related parties, net	-		517,076
Repayment of amounts due to related parties, net	-		(966,603)
Taxes payable	-		(41,111)
Net cash used in operating activities – continued operations	(17,225,896)		(2,380,987)
Net cash provided by operating activities – discontinued operations	574,573		(288,286)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(811,093)		(587,104)
Disposal of property and equipment	32,490		-
Additions to loan receivables	(9,966,830)		(20,078,917)
Repayment of loan receivable	14,107,063		6,880,000
Payment for available-for-sale securities			-
Acquisition of a subsidiary, net of cash	4,679,434		166,676
Disposal of a subsidiary, net of cash	(5,993)		-
Purchase of intangible assets	-		(570,351)
Net cash used in investing activities from continued operations	8,035,071		(14,189,696)
Net cash used in investing activities from discontinued operations	-		(218,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable	(3,589,582)		-
Proceeds from amounts due from related parties, net	944,035		-
Repayment of amounts due to related parties, net	(639,800)		-
Proceeds from secured convertible promissory note	1,100,723		-
Contribution by Non - controlling interests	360,876		-
Repayment of loans			(188,215)
Payment of dividends to the non-controlling interest			(63,477)
Net cash (used in) provided by financing activities	(1,823,748)		(251,692)

Effect of change in exchange rate	(188,642)		(3,207,303)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,628,642)		(20,536,631)
Cash and cash equivalents, from the continuing operations beginning of year	29,660,920		50,271,801
Cash and restricted cash at end of year	19,032,278		29,735,170
Less: Cash and cash equivalents from the discontinued operations, end of year	-		(74,250)
Cash and cash equivalents, from the continuing operations end of year	19,032,278		29,660,920

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Issuance of common stocks (Note 23)	$7,387,697	$
Deferred liabilities (Note 19)	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	510,838		714,126
Interest paid	-		11,696

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2023 AND 2022

1. CORPORATE INFORMATION

Future FinTech Group Inc. (the “Company”) is a holding company incorporated under the laws of the State of Florida. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to financial technology related service businesses. The main business of the Company includes supply chain financing services and trading in China, asset management business in Hong Kong and cross-border money transfer service in UK. The Company also expanded into brokerage and investment banking business in Hong Kong and cryptocurrency mining farm in the U.S. The Company had a contractual arrangements with a VIE E-Commerce Tianjin in China, which has generated minimal revenue and business since 2021 due to the negative impact caused by COVID-19. The Company started the process to close it down in November 2023 and completed deregistration and dissolution of the VIE with local authority on March 7, 2024.

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

On October 30, 2023, Future FinTech (Hong Kong) Limited, a wholly owned subsidiary of the Company acquired 100% equity interest of Alpha International Securities (HONG KONG) Limited a company incorporated in Hong Kong for $1,791,174 (HKD14,010,421), which is in the securities business. The Company has changed its name from Alpha International Securities (HONG KONG) Limited to FTFT International Securities and Futures Limited on November 1, 2023.

On October 30, 2023, Future FinTech (Hong Kong) Limited, a wholly owned subsidiary of the Company acquired 100% equity interest of Alpha Information Services (Shenzhen) Co., Ltd for $210,788 (HKD1,649,528), which provides information services for FTFT International Securities and Futures Limited. The Company has changed its name from Alpha Information Services (Shenzhen) Co., Ltd to Future information service (Shenzhen) Co., Ltd on November 3, 2023.

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

The reverse stock split would be reflected in our December 31, 2023 and December 31, 2022 statements of changes in stockholders’ equity, and in per share data for all periods presented.

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

On December 5, 2023, FTFT PARAGUAY S.A. was dissolved.

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

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. The Company’s operating losses amounted $34.40 million, and it had negative operating cash flows amounted $17.23 million as of December 31, 2023. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has raised funds through issuance of convertible notes and common stock.

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

For the year ended December 31, 2023:

	Income	Share	Pre-share amount

Loss from continued operations attributable to Future Fintech Group, Inc.	$(34,039,710)	14,746,726	$(2.31)
Loss from discontinued operations attributable to Future Fintech Group, Inc.	$386,482	14,746,726	$0.03

Basic EPS:
Loss to common stockholders from continuing operations	$(34,039,710)	14,746,726	$(2.31)
Loss available to common stockholders from discontinued operations	$386,482	14,746,726	$0.03

Dilutive EPS:

Warrants before 1-for-5 reverse stock split	-	210,526	-
Warrants after 1-for-5 reverse stock split	-	42,108	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continued operations attributable to Future Fintech Group, Inc.	$(34,039,710)	14,788,834	$(2.31)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinued operations	$386,482	14,788,834	$0.03

For the year ended December 31, 2022:

	Income	Share	Pre-share amount

Loss from continued operations attributable to Future Fintech Group, Inc.	$(13,320,350)	14,323,422	$(0.93)
Loss from discontinued operations attributable to Future Fintech Group, Inc.	$(307,195)	14,323,422	$(0.02)

Basic EPS:
Loss to common stockholders from continued operations	$(13,320,350)	14,323,422	$(0.93)
Loss available to common stockholders from discontinued operations	$(307,195)	14,323,422	$(0.02)

Dilutive EPS:

Warrants	-	210,526	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continued operations attributable to Future Fintech Group, Inc.	$(13,320,350)	14,533,948	$(0.93)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinued operations	$(307,195)	14,533,948	$(0.02)

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

The Company has assessed its receivable including credit term and corresponding all its receivables in December 2023. Upon such credit terms, bad debt expense was $(716,913) and $26,440 during the years ended December 31, 2023 and 2022, respectively. Accounts receivables of $0.97 million and nil have been outstanding for over 90 days as of December 31, 2023 and December 31, 2022, respectively.

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

Revenue recognitions are as follows:

Sales of coals, aluminum ingots, sand and steel

The Company recognize revenue when the receipt of merchandise is confirmed by the customers, which is the point that the title of the goods is transferred to the customer. Revenue was $20.44 million and $9.94 million during the year ended December 31, 2023 and 2022, respectively.

Sales agent services of coals, aluminum ingots, sand and steel

For the sale of third-party products where the Company obtains control of the product before transferring it to the customer, the Company recognizes revenue based on the gross revenue amount billed to customers as sales of goods listed above. The Company considers multiple factors when determining whether it obtains control of third-party products, including evaluating if it can establish the price of the product, retains inventory risk for tangible products or has the responsibility for ensuring acceptability of the product. The Company recognizes net revenue as agent services for the sales of coals, aluminum ingots, sand and steel when no control obtained throughout the transactions.  Revenue was $0.33 million and $0.17 million during the year ended December 31, 2023 and 2022, respectively.

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

Foreign Currency and Other Comprehensive Income (Loss)

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency; however, the reporting currency of the Company is the USD. Assets and liabilities of the Company’s foreign subsidiaries have been translated into USD using the exchange rate at the balance sheet dates, while equity accounts are translated using historical exchange rate. The exchange rate we used to convert RMB to USD was 7.08:1 and 6.96:1 at the balance sheet dates of December 31, 2023 and December 31, 2022, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert RMB to USD were 7.05:1 and 6.73:1 for fiscal year 2023 and fiscal year 2022, respectively.

The exchange rate we used to convert HKD to USD was 7.82:1 and 7.80:1 at the balance sheet dates of December 31, 2023 and December 31, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert HKD to USD were 7.83:1 and 7.83:1 for fiscal year 2023 and fiscal year 2022.

The exchange rate we used to convert GBP to USD was 0.78:1 and 0.83:1 at the balance sheet dates of December 31, 2023 and December 31, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert GBP to USD were 0.80:1 and 0.81:1 for fiscal year 2023 and fiscal year 2022.

The exchange rate we used to convert AED to USD was 3.66:1 and 3.67:1 at the balance sheet dates of December 31, 2023 and December 31, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert AED to USD were 3.66:1 and 3.67:1 for fiscal year 2023 and fiscal year 2022.

The exchange rate we used to convert PYG to USD was 7,298.63:1 and 7,322.90:1 at the balance sheet dates of December 31, 2023 and December 31, 2022. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rate we used to convert PYG to USD was 7,282.85:1 and 6,976.87:1 for fiscal year 2023 and fiscal year 2022.

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

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. In addition, the discounted cash flow model requires the Company to select an appropriate weighted average cost of capital based on current market conditions as of December 31, 2023 and December 31, 2022. A high degree of auditor judgment and an increased extent of effort were required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts. Based upon the assessment, the Company has concluded that goodwill is nil and $13.98 million as of December 31, 2023 and December 31, 2022.

Short-term investments

Short-term investments consist primarily of investments in fixed deposits with original maturities between three months and one year and certain investments in wealth management products and other investments that the Company has the intention to redeem within one year. Fair valued or carried at amortized costs. As of December 31, 2023 and December 31, 2022, the short-term investments amounted to $0.96 million and $0.99 million, respectively. Due to fluctuations of the quoted shares included in its investment portfolios, the Company recognized an impairment to the investment portfolio of $12,633.

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

3. VARIABLE INTEREST ENTITY

The carrying amount of the VIE’s consolidated assets and liabilities are as follows:

	December 31,	December 31,
	2023	2022

Cash and cash equivalents	$16,080	$12,684
Other receivables	49	768
Other current assets	7,957	14,371
Total current assets	24,086	27,823
Intangible assets	-	88,302
Property and equipment, net	71	98
Total assets	24,157	116,223
Total liabilities	(243,721)	(248,964)
Net assets	$(219,564)	$(132,741)

	December 31,	December 31,
	2023	2022
Current liabilities:
Accounts payable	$18,346	$18,657
Accrued expenses and other payables	222,771	6,455
Advances from customers	2,604	2,648
Amount Due to Related Party	-	221,204
Total current liabilities	243,721	248,964
Total liabilities	$243,721	$248,964

The summarized operating results of the VIE’s are as follows:

	December 31,	December 31,
	2023	2022

Revenue	$72,128	$2,188
Gross profit	$3,241	$2,188
Net loss	$(34,163)	$(276,766)

4. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

	December 31,	December 31,
	2023	2022

Supply Chain Financing/Trading	$3,251,822	$6,624,654
Asset management service	1,250,613	1,145,518
Others	1,203,442	26,500
Total accounts receivable, net	$5,705,877	$7,796,672

The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	December 31,	December 31,
	2023	2022

Debtor A	$21.11%	$46.08%
Debtor B	15.35%	15.65%
Debtor C	15.25%	14.26%
Total accounts receivable, net	$51.71%	$75.99%

5. OTHER RECEIVABLES

As of December 31, 2023, the balance of other receivables was $10.05 million.

As of April 22, 2022 and January 31, 2023, FTFT Super Computing Inc. entered into a “Electricity Sales and Purchase Agreement” with a third-party seller. FTFT Super Computing Inc. provided an initial amount of Adequate Assurance to the seller in the form of a cash deposit in the amount of $1.86 million and has receivables from pre purchase electricity $0.07 million.

On February 3, 2023, Future Fintech Group Inc. entered into a “Consulting Agreement” with a third party for its professional service of potential acquisition projects. Future Fintech Group Inc. provided initial amount of cash deposit to the third party in the amount of $2.40 million.

On December 6, 2023, Future Fintech (Hong Kong) Limited entered into a “Mobile Software Application Development Agreement” with a third-party. Future Fintech (Hong Kong) Limited shall pay $4.00 million. Future Fintech (Hong Kong) Limited provided initial amount of cash deposit to the third party in the amount of $2.00 million. Development shall take 250 man-days.

On December 6, 2023, Future Fintech (Hong Kong) Limited entered into a “Augmented Reality (AR) Group Development and Service Agreement” with a third-party. Future Fintech (Hong Kong) Limited shall pay $5.00 million. Future Fintech (Hong Kong) Limited provided initial amount of cash deposit to the third party in the amount of $2.50 million. Development shall take 180 man-days.

In addition, other receivables included total $1.22 million deposit paid and prepayments to third parties.

As of December 31, 2022, the balance of other receivables was $2.64 million.

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

As of April 22, 2022, FTFT Super Computing Inc. entered into a “Electricity Sales and Purchase Agreement” with a third party. FTFT Super Computing Inc. provided an initial amount of Adequate Assurance to such party in the form of a cash deposit in the amount of $1.00 million and receivables from resale of electricity $0.24 million.

In addition, other receivables included total $1.16 million deposit paid and prepayments.

6. LOAN RECEIVABLES

As of December 31, 2023, the balance of loan receivables was $14.90 million, which was from a third party.

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

On July 14, 2022, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $7.28 million (RMB50 million) to the third party at the annual interest rate of 8% from July 15, 2022 to July 14, 2024, guarantee by Junde Chen. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $5.09 million (RMB35 million). The amount of $2.12 million (RMB15 million) will be repaid within 12 months.

On December 8, 2023, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $4.94 million (RMB35 million) to the third party at the annual interest rate of 5% from December 8, 2022 to December 8, 2024.

On December 8, 2023, Future Fin Tech (Hong Kong) Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Fin Tech (Hong Kong) Limited loaned an amount of $5.00 million to the third party at the annual interest rate of 5% from December 8, 2022 to December 8, 2024.

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

On July 14, 2022, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $7.28 million (RMB50 million) to the third party at the annual interest rate of 8% from July 15, 2022 to July 14, 2024, guarantee by Junde Chen. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $5.09 million (RMB35 million). The amount of $2.18 million (RMB15 million) will be repaid within 12 months.

7. SHORT - TERM INVESTMENTS

As of December 31, 2023 and 2022, the balance of short - term investments was $0.96 million and $0.99 million. On September 6, 2021, Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.87 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. According to the market value, the Company’s balance of the short - term investments was $ 0.98 and $0.99 million on December 31, 2023 and 2022. Due to fluctuations of the quoted shares included in its investment portfolios, the Company recognized an impairment to the investment portfolio of $12,633 and $0.91 million for the years ended December 31, 2023 and 2022.

8. OTHER CURRENT ASSETS

The amount of other current assets consisted of the followings:

	December 31,	December 31,
	2023	2022

Prepayments for Supply Chain Financing/Trading	$2,743,539	$3,766,643
Prepaid expenses	29,694	72,544
Others	1,064,519	831,077
Total	$3,837,752	$4,670,264

9. GOODWILL

As of December 31, 2023, the balance of goodwill mainly represented an amount of nil that arose from acquisition of Nice Talent Asset Management Limited (“Nice Talent”) in 2021, Khyber Money Exchange Ltd., in 2022, FTFT International Securities and Futures Limited (Hong Kong) and Future information service (Shenzhen) Co., Ltd in 2023.

On August 6, 2021, the Company through its wholly owned subsidiary Future FinTech (Hong Kong) Limited., completed its acquisition of 90% of the issued and outstanding shares of Nice Talent from Joy Rich Enterprises Limited for HK$144,000,000 (the “Purchase Price”) which shall be paid in the shares of common stock of the Company (the “Company Shares”). 60% of the Purchase Price ($11.22 million) was paid in 2,244,156 pre reverse stock split shares of common stock of the Company on August 4, 2021. 40% of the Purchase Price ($7.39 million) was paid in 299,221 shares of common stock of the Company on October 17, 2023.

On October 1, 2022, FTFT UK Limited, a wholly owned subsidiary of the Company acquired 100% equity interest of Khyber Money Exchange Ltd., a company incorporated for £786,887 ($0.95 million). The Company has changed its name from Khyber Money Exchange Ltd. to FTFT Finance UK Limited on October 11, 2022.

On October 30, 2023, Future FinTech (Hong Kong) Limited, a wholly owned subsidiary of the Company acquired 100% equity interest of Alpha International Securities (Hong Kong) Limited a company incorporated in Hong Kong for $1,791,174 (HKD14,010,421). The Company is securities business. The Company has changed its name from Alpha International Securities (Hong Kong) Limited to FTFT International Securities and Futures Limited on November 1, 2023.

On October 30, 2023, Future FinTech (Hong Kong) Limited, a wholly owned subsidiary of the Company acquired 100% equity interest of Alpha Information Services (Shenzhen) Co., Ltd for $210,788 (HKD1,649,528). The Company is provided information services for FTFT International Securities and Futures Limited. The Company has changed its name from Alpha Information Services (Shenzhen) Co., Ltd to Future information service (Shenzhen) Co., Ltd on November 3, 2023.

The Company recorded $14.15 million of impairment loss in fiscal year 2023 related with goodwill mainly arose from acquisition of Nice Talent Asset Management Limited, Khyber Money Exchange Ltd., Alpha International Securities (Hong Kong) Limited and Alpha Information Services (Shenzhen). Goodwill impairment test a s of December 31, 2023 using compare the carrying amount of the reporting unit (including goodwill) with its fair value. If the carrying amount exceeds the fair value, compare the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss should be recognized.

10. ACQUISITION

Nice Talent

On August 6, 2021 (“Acquisition Date”), the Company through its wholly owned subsidiary Future FinTech (Hong Kong) Limited., completed its acquisition of 90% of the issued and outstanding shares of Nice Talent from Joy Rich Enterprises Limited for HK$144,000,000 (the “Purchase Price”) which shall be paid in the shares of common stock of the Company (the “Company Shares”). 60% of the Purchase Price ($11.22 million) was paid in shares of common stock of the Company on August 4, 2021. 40% of the Purchase Price ($7.39 million) was paid in 299,221 shares of common stock of the Company on October 17, 2023.

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

Khyber Money Exchange Ltd.

On October 1, 2022, FTFT UK Limited, a wholly owned subsidiary of the Company acquired 100% equity interest of Khyber Money Exchange Ltd., a company incorporated for £786,887 ($0.95 million). The Company has changed its name from Khyber Money Exchange Ltd. to FTFT Finance UK Limited on October 11, 2022.

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Other receivables	$242,087
Property, plant and equipment, net	584
Accrued expenses and other payables	(89,888)
Net identifiable assets acquired	$152,783
Add: goodwill	628,938
Total purchase price for acquisition net of $166,676 of cash	$781,721

The Company has included the operating results of FTFT Finance UK Limited in its consolidated financial statements since the Acquisition Date. Nil in net sales and US$20,440 in net loss of FTFT Finance UK Limited were included in the consolidated financial statements for the years ended December 31, 2022. Had the acquisition been completed from beginning of the current year, the revenue and the net loss of the Company would have been US$24.03 million and US$14.32 million, respectively.

 Alpha International Securities (Hong Kong) Limited

On October 30, 2023, Future FinTech (Hong Kong) Limited, a wholly owned subsidiary of the Company acquired 100% equity interest of Alpha International Securities (Hong Kong) Limited a company incorporated in Hong Kong for $1,791,174 (HKD14,010,421). The Company is securities business. The Company has changed its name from Alpha International Securities (Hong Kong) Limited to FTFT International Securities and Futures Limited on November 1, 2023.

Alpha Information Services (Shenzhen) Co., Ltd

On October 30, 2023, Future FinTech (Hong Kong) Limited, a wholly owned subsidiary of the Company acquired 100% equity interest of Alpha Information Services (Shenzhen) Co., Ltd for $210,788 (HKD1,649,528). The Company is provided information services for FTFT International Securities and Futures Limited. The Company has changed its name from Alpha Information Services (Shenzhen) Co., Ltd to Future information service (Shenzhen) Co., Ltd on November 3, 2023.

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable	$1,526,360
Other current assets	171,038
Property, plant and equipment, net	1,458
Intangible assets	127,846
Right of use assets	8,875
Lease liability-current	(8,875)
Accounts payable	(4,123,903)
Accrued expenses and other payables	(552,484)
Net identifiable assets acquired	$(2,849,685)
Add: goodwill	172,213
Total purchase price for acquisition net of $4,679,434 of cash	$(2,677,472)

The Company has included the operating results of FTFT International Securities and Futures Limited in its consolidated financial statements since the Acquisition Date. US$294,437 in net sales and US$88,408 in net income of FTFT International Securities and Futures Limited were included in the consolidated financial statements for the years ended December 31, 2023.

The Company has included the operating results of Future information service (Shenzhen) Co., Ltd in its consolidated financial statements since the Acquisition Date. US$1,390 in net sales and US$50,80 in net loss of Future information service (Shenzhen) Co., Ltd were included in the consolidated financial statements for the years ended December 31, 2023.

11. LEASES

The Company’s noncancelable operating leases consist of leases for office spaces and computer processing center. The Company is the lessee under the terms of the operating leases. For the year ended December 31, 2023, the operating lease cost was $1.29 million.

The Company’s operating leases have remaining lease terms of approximately 42 months. As of December 31, 2023, the weighted average remaining lease term and weighted average discount rate were 3.52 years and 4.75%, respectively.

Maturities of lease liabilities were as follows:

Operating
As of December 31, 2023	Lease
From January 1, 2024 to December 31, 2024	$556,658
From January 1, 2025 to December 31, 2025	254,953
From January 1, 2026 to December 31, 2026	254,953
From January 1, 2027 to December 31, 2027	200,526
From January 1, 2028 to March 31, 2028	133,684
Total	$1,400,774
Less: amounts representing interest	$104,694
Present Value of future minimum lease payments	1,296,080
Less: Current obligations	498,736
Long term obligations	$797,344

The Company leases office space and equipment under various short-term operating leases. As permitted by ASC 842, the Company has elected the practical expedient for short-term leases, whereby lease assets and lease liabilities are not recognized on the balance sheet. Short term leases cost was $0.26 million for the year ended December 31, 2023.

12. PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31,	December 31,
	2023	2022

Office equipment, fixtures and furniture	$633,936	$489,184
Vehicle	730,998	798,955
Building	146,053	37,784
Subtotal	1,510,987	1,325,923
Less: accumulated depreciation and amortization	(716,828)	(276,851)
Construction in progress	3,790,623	3,165,805
Impairment	(5,594)	(5,688)
Total	$4,579,188	$4,209,189

Depreciation expense included in general and administration expenses for the years ended December 31, 2023 and 2022 was $273,106 and $185,151 respectively. Depreciation expense included in cost of sales for the year ended December 31, 2023 and 2022 was $0 and $0, respectively.

13. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,	December 31,
	2023	2022

Trademarks	$847	$862
System and software	2,730,549	2,578,647
Subtotal	2,731,396	2,579,509
Less: accumulated depreciation and amortization	(311,131)	(199,151)
Less: impairment	(1,831,283)	(1,862,289)
Total	588,982	518,069

Amortization expense included in general and administration expenses for the years ended December 31, 2023 and 2022 was $57,035 and $63,552, respectively. Amortization expense included in cost of sales for the years ended December 31, 2023 and 2022 was $0 and $0, respectively.

The estimated amortization is as follows:

As of December 31,	Estimated amortization expense
From January 1, 2024 to December 31, 2024	$57,035
From January 1, 2025 to December 31, 2025	57,035
From January 1, 2026 to December 31, 2026	57,035
From January 1, 2027 to December 31, 2027	57,035
From January 1, 2028 to December 31, 2029	57,035
Thereafter	175,859
Total	$461,034

The trading rights of license plates 1 and 2 on the Hong Kong Stock Exchange have no expiration date and do not require amortization, amount was $127,948.

14. NOTE PAYABLE

As of December 31, 2023, note payable was nil.

As of December 31, 2022, note payable consist of the following:

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

15. ACCOUNT PAYABLES

The amount of account payables were consisted of the followings:

	December 31,	December 31,
	2023	2022

Supply Chain Financing/Trading payment	$728,010	$3,584,920
Others	2,592,051	18,657
Total	$3,320,061	$3,603,577

16. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables were consisted of the followings:

	December 31,	December 31,
	2023	2022

Legal fee and other professionals	$832,263	$533,048
Wages and employee reimbursement	509,288	763,983
Provision for legal case	8,875,265	-
Suppliers	731,521	708,287
Accruals	1,049,144	103,459
Total	$11,997,481	$2,108,777

In January 2021, FT Global Capital, Inc. (“FT Global”), a former placement agent of the Company filed a lawsuit against the Company in the Superior Court of Fulton County, Georgia. FT Global served the complaint upon the Company in January 2021. In the complaint, FT Global alleges claims, most of which attempt to hold the Company liable under legal theories that relate back to an alleged breach of an exclusive placement agent agreement between FT Global and the Company in July 2020 which had a term of three months. FT Global claims that the Company failed to compensate FT Global for securities purchase transactions between December 2020 and April 2021, pursuant to the terms of the expired exclusive placement agent agreement. On April 11, 2024, on which date the jury returned a verdict in favor of FT Global and the Court entered a judgment awarding FT Global $8,875,265.

17. CONVERTIBLE NOTES PAYABLE

As of December 31, 2023 and 2022, convertible debt consisted of the following:

	December 31,	December 31,
	2023	2022

Beginning	$-	$-
Addition	1,100,723	-
Payment	-	-
Conversion	-	-
Balance	$1,100,723	$-

18. DEFERRED LIABILITIES

As of December 31, 2023 and 2022, the balance of deferred liabilities mainly represented an amount of nil and $7.39 million that arose from the payment for the remaining 40% of the Purchase Price of the acquisition of Nice Talent Asset Management Limited (“Nice Talent”). 40% of the Purchase Price ($7.39 million) was paid in 299,221 shares of common stock of the Company on October 17, 2023.

19. RELATED PARTY TRANSACTION

As of December 31, 2023, the amount due to the related parties was consisted of the followings:

Name	Amount	Relationship	Note
Chao Li	$73,893	Corporate legal representative	Other payables, interest free and payment on demand.
Ming Yi	29,513	Chief Financial Officer of the Company	Accrued expenses, interest free and payment on demand.
Xiaochen Zhao	124	Corporate legal representative	Accrued expenses, interest free and payment on demand.
Chan Siu Kei	401,516	NTAM’s Director	Other payables, interest free and payment on demand.
Total	$505,046

As of December 31, 2023, the amount due from the related parties was consisted of the followings:

Name	Amount	Relationship	Note
Kai Xu	$12,151	Deputy General Manager of a subsidiary of the Company	Loan receivables*, interest free and payment on demand.
Total	$12,151

During 2023, the Company had the following transactions with related parties:

Name	Amount	Relationship	Note
JKNDC Limited	$7,664	A company owned by the minority shareholder of NTAM	Other income, net
JKNDC Limited	978,801	A company owned by the minority shareholder of NTAM	Cost of revenue- Asset management service
Nice Talent Partner Limited	459,867	A company owned by the minority shareholder of NTAM	Consultancy fee

During fiscal year 2023, the Company extended advances amounting to $351,004 to five key management personnel, and a total of $341,190 had been either repaid or classified as business expenses.

During fiscal year 2023, one key management personnel advanced a total of $4,330 to the Company.

During fiscal year 2023, the Company did not pay a bonus to a key management personnel a total of $401,516.

As of December 31, 2022, the amount due to the related parties was consisted of the followings:

Name	Amount	Relationship	Note
Reits (Beijing) Technology Co., Ltd	$14,538	Zhi Yan is the legal representative of this company	Acquisition of intangibles upon the full completion of the online platform pursuant to an agreement originally entered between parties before Zhi Yan was the general manager of our subsidiary.
Zhi Yan	221,204	General Manager of a subsidiary of the Company	Other payables, interest free and payment on demand.
Total	$235,742

As of December 31, 2022, the amount due from the related parties was consisted of the followings:

Name	Amount	Relationship	Note
Kai Xu	$16	Deputy General Manager of a subsidiary of the Company	Loan receivables*, interest free and payment on demand.
Ming Yi	12,135	Chief Financial Officer of the Company	Loan receivables*, interest free and payment on demand.
Jing Chen	971	Vice president of the Company	Loan receivables*, interest free and payment on demand.
Ola Johannes Lind	2,168	Chief Executive Officer of the FTFT Capital Investments L.L.C. and Chief Strategy Officer of the Company	Loan receivables*, interest free and payment on demand.
Wong Tai Kue	37,836	NTAM’s Director	Advance to pay for directors* Amount is interest free and payment on demand.
Total	$53,126

During 2022, the Company had the following transactions with related parties:

Name	Amount	Relationship	Note
NDC	$559,786	A company owned by the minority shareholder of NTAM	Cost of revenue- Asset management service
JKNDC Limited	249,666	A company owned by the minority shareholder of NTAM	Cost of revenue- Asset management service
Alpha Yield Limited	164,779	A director of the Company is a shareholder of this company	Consultancy fee
NDC	81	A company owned by the minority shareholder of NTAM	Consultancy fee
Nice Talent Partner Limited	357,564	A company owned by the minority shareholder of NTAM	Consultancy fee

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

20. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. The applicable tax rate is 21% in 2023 and 2022. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the years ended December 31, 2023 and 2022. For the years ended December 31, 2023 and 2022, the Company had current income tax expenses of nil and $456,598, respectively.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the year ended December 31, 2023, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE.

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

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules imposed a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign-invested enterprises in the PRC, unless they qualify under certain limited exceptions. The tax rate for pre-tax profits below RMB 1 million to RMB 3 million is 5%; the tax rate for pre-tax profits between RMB1 million to RMB3 million is 10%. Other Subsidiaries and VIE were subject to an enterprise income tax rate of 25%.

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

FTFT Capital Investments L.L.C is incorporated in Dubai, United Arab Emirates. The applicable tax rate is nil in Dubai, United Arab Emirates.

Digipay Fintech Limited is incorporated in British Virgin Island. The applicable tax rate is nil in British Virgin Island.

Significant components of the provision for income taxes are as follows:

	2023	2022

Current tax	$-	$456,598
Deferred tax - book-tax difference	2,552	60,504
The provision for income taxes	$2,552	$517,102

Reconciliation of the differences between the statutory EIT rate applicable to profits of the consolidated entities and the income tax expenses of the Company:

	2023	2022

Loss before taxation	$(34,399,829)	$(13,492,067)
Notional tax on profit before CIT and Hong Kong
Computed expected tax expense	(8,599,957)	(3,373,017)
Others, primarily the difference in tax rates	5,942,131	1,341,365
Deferred tax assets losses not recognized	2,657,826	2,488,250
Total	$-	$456,598

21. IMPAIRMENT LOSS

The Company recorded $14.16 million of impairment loss in the year ended 2023 relating to the short - term investments $12,633 and impairment of goodwill $14.15 million.

Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.83 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. The Company may still suffer significant impairment loss or downward adjustments of our investments in the future, due to the potential worsening global economic conditions and the recent disruptions to, and volatility in, the continuing low market price of shares caused the Company to recognize a fair-value loss in 2023. According to the market value, the Company’s balance of the short - term investments was $12,633 on December 31, 2023.

Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. The Company evaluate goodwill for impairment annually as of the first day of our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on the impairment analysis performed in the fourth quarter. The Company recorded $14.15 million of impairment loss in fiscal year 2023 related with goodwill mainly arose from acquisition of Nice Talent Asset Management Limited, Khyber Money Exchange Ltd., Alpha International Securities (Hong Kong) Limited and Alpha Information Services (Shenzhen). Goodwill impairment test as of December 31, 2023 using compare the carrying amount of the reporting unit (including goodwill) with its fair value. If the carrying amount exceeds the fair value, compare the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss should be recognized.

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

22. SHARE BASED COMPENSATION

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

Statutory reserve

During the years ended December 31, 2023 and 2022, the Company collectively attributed nil and $36,975 of retained earnings for their statutory reserves, respectively.

Restricted net assets

PRC laws and regulations permit payments of dividends by the Company’s subsidiaries incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiaries incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless the reserve has reached 50% of their respective registered capital. Furthermore, registered share capital and capital reserve accounts are also restricted from distribution. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiaries incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends. The restriction amounted to $25,677,345 (RMB181,864,932) as of December 31, 2023. Except for the above or disclosed elsewhere, there is no other restriction on the use of proceeds generated by the Company’s subsidiaries to satisfy any obligations of the Company.

Payments-omnibus equity plan

On July 12, 2022 (the “Grant Date”), the Compensation Committee of the Board of Directors (the “Board”) of the Company granted 3,047,000 shares of common stock of the Company, par value $0.001 (the “Shares”), pursuant to the Company’s 2020 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries (the “Grantees”), including: 800,000 shares to Shanchun Huang, Chief Executive Officer of the Company; 800,000 shares to Yongke Xue, President of the Company; 100,000 shares to Ming Yi, Chief Financial Officer of the Company, 547,000 shares to Peng Lei, general manager of a subsidiary of the Company, 300,000 shares to Pang Dong, general manager of a subsidiary the Company, and 500,000 shares to Kai Xu, Deputy General Manager of a subsidiary of the Company and vice president of blockchain division of the Company (collectively, the “Grants”). The Grants vested immediately on the Grant Date and each of the Grantees also entered into an Unrestricted Stock Award Agreement with the Company on July 12, 2022. As the closing price of the Company stock was $0.42 on July 12, 2022, the Company recorded an expense of $1.28 million in the third quarter of fiscal year 2022. As of the date of this report, the Shares have been issued to the Grantees. The share numbers in this Note 22 are pre-reverse stock split effected on February 1, 2023.

On October 12, 2023, the Compensation Committee of the Board of Directors of the Company granted 2,890,000 shares of common stock of the Company, par value $0.001, pursuant to the Company’s 2023 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries (the “Grantees”). As the closing price of the Company stock was $1.20 on December 23, 2023, the Company recorded an expense of $3.47 million in the third quarter of fiscal year 2023. As of the date of this report, the Shares have been issued to the Grantees.

23. COMMON STOCK

Securities Purchase Agreement

On December 24, 2020, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company sold to the purchasers in a registered direct offering, an aggregate of 4,210,530 units, each consisting of one share of our common stock and a warrant to purchase 1 share of our Common Stock, at a purchase price of $1.90 per unit, for aggregate gross proceeds to the Company of $8,000,007, before deducting fees to the placement agent and other offering expenses payable by the Company. On December 29, 2020, the Company issued Units consisting of an aggregate of 4,210,530 shares of our Common Stock and warrants to purchase up to an aggregate of 4,210,530 shares of our Common Stock at an exercise price of $2.15 per share (the “Investors’ Warrants”). The Investors’ Warrants have a term of five years and are exercisable by the holder at any time after the date of issuance. In connection with the offering, the Company also issued placement agent a warrant to purchase 210,526 shares of our Common Stock (the “Placement Agent Warrant”) on substantially the same terms as the Investors’ Warrants, except that the Placement Agent Warrant has an exercise price of $2.375 per share and are not exercisable until June 24, 2021. December 31, 2022 and 2023, outstanding warrant has 210,526 shares of our Common Stock.

On August 6, 2021, the Company, through its wholly owned subsidiary Future FinTech (Hong Kong) Limited., completed its acquisition of 90% of the issued and outstanding shares of Nice Talent Asset Management Limited from Joy Rich Enterprises Limited (the “Nice Shares”) for HK$144,000,000 (the “Purchase Price”) which shall be paid in the shares of common stock of the Company (the “Company Shares”). 60% of the purchase price ($11.22 million) was paid in 2,244,156 shares of common stock of the Company on August 4, 2021, at a price of $5 per share. 40% of the Purchase Price ($7.39 million) was paid in 299,221 shares of common stock of the Company on October 17, 2023.

The share numbers in this Note 22 are pre-reverse stock split effected on February 1, 2023.

24. DISCONTINUED OPERATIONS

On June 27, 2022, Chain Cloud Mall Logistics Center (Shanxi) Co., Ltd. was dissolved and deregistered.

On June 16, 2023, QR (HK) Limited was dissolved and deregistered.

On December 5, 2023, FTFT PARAGUAY S.A. was dissolved.

Loss from discontinued operations for fiscal years 2023 and 2022 was as follows:

	December 31,	December 31,
	2023	2022
REVENUES	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES:
General and administrative	-	299,082
Total	-	299,082

OTHER INCOME (EXPENSE)
Interest income	-	-
Interest expense	-	(11,696)
Other income	-	3,737
Total	-	(7,959)
Loss from discontinued operations before income tax	-	(307,041)
Income tax provision	-	-
Loss from discontinued operation before noncontrolling interest	$-	-
Gain (loss) on disposal of discontinued operations	386,482	(154)
Less: Net loss attributable to non-controlling interests	-	-
LOSS FROM DISCONTINUED OPERATION	$386,482	$(307,195)

The major components of assets and liabilities related to discontinued operations are summarized below:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$-	$74,250
Other receivables	-	14,312
Property, plant and equipment, net	-	208,092
Total assets related to discontinued operations	$-	$296,654

Accrued expenses and other payables	$-	$105,479
Amount Due to Related Party	-	9,077
Total liabilities related to discontinued operations	$-	$114,556

25. SEGMENT REPORTING

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

For fiscal year 2023:

	Asset management service	Supply chain financing/ trading	Others	Total
Reportable segment revenue	$12,882,521	$20,769,323	$1,213,709	$34,865,553
Inter-segment loss	-	-	-	-
Revenue from external customers	$12,882,521	20,769,323	1,213,709	34,865,553
Segment gross profit	$3,656,650	$465,020	$766,025	$4,887,695

For fiscal year 2022:

	Asset management service	Supply chain financing/ trading	Others	Total
Reportable segment revenue	$13,630,508	$10,107,996	$142,502	$23,881,006
Inter-segment loss	-	-	-	-
Revenue from external customers	$13,630,508	10,107,996	142,502	23,881,006
Segment gross profit	$4,948,314	$338,970	$108,162	$5,395,446

Loss from Continuing Operations before Income Tax:

	For the Years Ended,
	2023	2022
Supply chain financing/trading	660,040	(494,229)
Asset management service	4,037,857	2,431,254
Others	(561,525)	1,337,694
Corporate and Unallocated	35,151,152	15,612,794
Total operating expenses and other expense	39,287,524	18,887,513
Loss from Continuing Operations before Income Tax	(34,399,829)	(13,492,067)

Segment assets:

	December 31,
	2023	2022
Supply chain financing/trading	12,437,136	26,487,090
Asset management service	3,640,811	3,387,506
Others	23,855,261	14,090,091
Corporate and Unallocated	21,007,542	40,756,378
Assets related to discontinued operation	-	296,654
Total assets	60,940,750	85,017,719

Assets subject to attribution to business segments largely include property, plant and equipment, receivable and right of use assets. All other items are reflected in Corporate and Unallocated.

26. COMMITMENTS AND CONTINGENCIES

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court”) on February 9, 2021 based on diversity of jurisdiction. On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss. FT Global argues that the Court should deny the Company’s motion to dismiss. However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint. On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan. On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. On April 30, 2021, the Company served FT Global with its Initial Disclosures. On May 6, 2021, FT Global served the Company with its Initial Disclosures. On May 17, 2021, FT Global served the Company with its First Amended Initial Disclosures. On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information. The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the court concluded that additional information can be obtained through discovery. The Company timely filed an answer and defenses to FT Global’s complaint on November 24, 2021. On January 3, 2022 the Company propounded discovery requests upon FT Global, including interrogatories and requests for production of documents. On March 23, 2022, the Company propounded requests for admission upon FT Global. On March 24, 2022, FT Global propounded discovery requests upon the Company, including requests for production of documents and requests for admission. On April 1, 2022, FT Global served its response to the Company’s requests for production of documents. On May 13, 2022, FT Global served its responses to the Company’s interrogatories and requests for admissions. On May 13, 2022, FT Global produced documents in response to the Company’s requests for production of documents. On June 3, 2022, the Company produced documents in response to FT Global’s requests for production of documents. On August 3, 2022, the Company took the deposition of FT Global. On August 4, 2022, FT Global took the deposition of the Company. On August 3, 2022, the Court granted the parties’ Consent Motion to Extend Discovery Period extending the discovery period from August 5, 2022 to September 14, 2022 and the deadline to file dispositive motions to October 12, 2022. On October 12, 2022, the Company filed a motion for summary judgment on all claims asserted by FT Global in this lawsuit. On November 2, 2022, FT Global filed its opposition to the Company’s motion for summary judgment. On November 16, 2022, the Company filed its reply in support of its motion for summary judgment on all claims asserted by FT Global in this lawsuit. On August 31, 2023, the Court entered an Order denying the Company’s motion for summary judgment. On September 20, 2023, the parties filed a joint motion to extend the deadline to file the consolidated pretrial order pending mediation of the case by the parties. On September 21, 2023, the Court granted the parties’ joint motion to extend the deadline to file the consolidated pretrial order to October 27, 2023. On October 16, 2023, the parties mediated the case. On October 24, 2023, the parties filed another joint motion to extend the deadline to file the consolidated pretrial order. On October 27, 2023, the Court granted the parties’ joint motion to extend the deadline to file the consolidated pretrial order to November 17, 2023 and set the case for trial on January 8, 2024. Subsequently, the Court approved an extension of the deadline to file a pretrial order to December 1, 2023. The Court has also rescheduled the trial to commence on April 8, 2024. The trial began on April 8, 2024 and ended on April 11, 2024, on which date the jury returned a verdict in favor of FT Global and the Court entered a judgment awarding FT Global $8,875,265.31. On April 12, 2024, FT Global requested that the Court add $1,723,136.44 in prejudgment interest to the judgment amount. The Company will continue to vigorously defend the action against FT Global, including by appealing the judgment to the United States Court of Appeals for the Eleventh Circuit.

27. RISKS AND UNCERTAINTIES

Impact of COVID-19

In December 2019, a novel strain of coronavirus was reported and has spread throughout China and other parts of the world. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China.  In response to the evolving dynamics related to the COVID-19 outbreak, the Company was following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China were closed and the employees worked from home at the end of January 2020 until late March 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have materially negatively impacted our business. The outbreak has had and might continue to have disruption to our supply chain, logistics providers, customers or our marketing activities with the new variants of COVID-19, which could materially adversely impact our business and results of operations. There were outbreaks in various cities and provinces in China due to Omicron variant, such as Xi’an city, Hong Kong, Shanghai, Beijing and other cities in 2022, which have resulted quarantines, travel restrictions, and temporary closure of office buildings and facilities in these cities. In December 2022, the Chinese government eased its strict zero COVID-19 policy which resulted in a surge of new COVID-19 cases during December 2022 and January 2023, which has disrupted our business operations in China.  The Company’s promotion strategy of CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences. Chinese government put a restriction on large gatherings in 2020 and 2021, which made the promotion strategy for our online e-commerce platforms difficult to implement and the Company experienced difficulties to subscribe new members for its online e-commerce platforms. Since 2021, CCM generated minimal revenue and business for the Company. The Company started a process to close it down in November 2023 and completed deregistration and dissolution of the VIE with local authority on March 7, 2024.

While the potential economic impact brought by new variants of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. Further, as we do not have access to a revolving credit facility, there can be no assurance that we would be able to secure commercial debt financing in the future in the event that we require additional capital. In the event that we do need to raise capital in the future and there is any outbreak due to new variants, outbreak-related instability in the securities markets could adversely affect our ability to raise additional capital.

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

Customer concentration risk

For the year ended December 31, 2023, two customers accounted for 53.59% and 32.74% of the Company’s total revenues. For the year ended December 31, 2022, two customers accounted for 52.86% and 12.29% of the Company’s total revenues.

Vendor concentration risk

For the year ended December 31, 2023, one vendor accounted for 71.96% of the Company’s total purchases. For the year ended December 31, 2022, two vendors accounted for 18.85% and 15.87% of the Company’s total purchases.

28. SUBSEQUENT EVENTS

On March 7, 2024, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited was dissolved and deregistered, amount was $616,411.