Form 10-Q
period 2024-03-31
Future FinTech Group Inc.
filed 2024-05-20
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Class	Outstanding at May 17, 2024
Common Stock, $0.001 par value per share	19,985,410

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,886,541	$19,032,278
Short - term investment	-	959,028
Accounts receivable, net	4,618,861	5,705,877
Notes receivable	648,344	-
Advances to suppliers and other current assets	18,391,419	3,837,752
Loan receivables	14,882,847	14,895,086
Other receivables, net	101,098	10,048,297
Amount due from related party	86,832	12,151
TOTAL CURRENT ASSETS	$53,615,942	$54,490,469

Property, plant and equipment, net	$4,608,429	$4,579,188
Right of use assets - operation lease	1,111,533	1,282,111
Intangible assets	574,548	588,982
TOTAL NON-CURRENT ASSETS	6,294,510	6,450,281
TOTAL ASSETS	$59,910,452	$60,940,750

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$2,245,287	$3,320,061
Accrued expenses and other payables	13,189,384	11,997,481
Advances from customers	53,494	306,315
Convertible notes payables	1,122,663	1,100,723
Lease liability - operation lease	382,172	498,736
Amounts due to related parties	546,753	505,046
TOTAL CURRENT LIABILITIES	$17,539,753	$17,728,362

NON-CURRENT LIABILITIES
Lease liability - operation lease	746,265	797,344
TOTAL NON-CURRENT LIABILITIES	746,265	797,344
TOTAL LIABILITIES	$18,286,018	$18,525,706
Commitments and contingencies (Note 22)
STOCKHOLDER’S EQUITY

Future FinTech Group, Inc, Stockholders’ equity
Common stock, $0.001 par value; 60,000,000 shares authorized; 19,985,410 shares and 17,834,874 shares issued and outstanding as of March 31, 2024 and December 31, 2023 respectively	$19,985	$17,835
Additional paid-in capital	236,469,490	233,890,997
Statutory reserve	98,357	98,357
Accumulated deficits	(189,256,870)	(185,929,662)
Accumulated other comprehensive loss	(4,141,900)	(4,094,276)
Total Future FinTech Group, Inc. stockholders’ equity	43,189,062	43,983,251
Non-controlling interests	(1,564,628)	(1,568,207)
TOTAL STOCKHOLDERS’ EQUITY	41,624,434	42,415,044
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	59,910,452	60,940,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$5,122,967	$3,364,450
Cost of revenues - third party	3,036,055	1,800,876
Cost of revenues-related party	135,640	361,958
Gross profit	1,951,272	1,201,616

Operating Expenses
General and administrative expenses	3,421,472	3,375,828
Research and development expenses	645	205,999
Selling expenses	266,685	127,162
Provision of doubtful debts	794,355	16,826
Total operating expenses	4,483,157	3,725,815

Loss from operations	(2,531,885)	(2,524,199)

Other (expenses) income
Interest income	305,267	455,453
Interest expenses	(24,216)	-
Other expenses, net	(1,718,232)	(44,729)
Total other expense, net	(1,437,181)	410,724

Loss before Income Tax	(3,969,066)	(2,113,475)
Income tax provision	-	(25,674)

Loss from Continuing Operations	$(3,969,066)	$(2,139,149)

Discontinued Operations (Note 20)
Loss from discontinued operations	-	(108,328)
Gain on disposal of discontinued operations	645,437	-

Net Loss	(3,323,629)	(2,247,477)
Less: Net Loss attributable to non-controlling interests	3,579	(71,013)
Net loss attributable to Future Fintech Group, Inc.	$(3,327,208)	$(2,176,464)

Other comprehensive income (loss)
Loss from continued operations	$(3,969,066)	$(2,139,149)
Unrealized holding gains/(losses) on available-for-sale securities	-	180,851
Foreign currency translation – continued operations	(47,624)	377,772
Comprehensive loss - continued operation	(4,016,690)	(1,580,526)
Gain from discontinued operations	645,437	(108,328)
Foreign currency translation - discontinued operation	-	26,317
Comprehensive Gain - discontinued operation	645,437	(82,011)

Comprehensive Loss	(3,371,253)	(1,662,537)
Less: Net loss attributable to non-controlling interests	3,579	(71,013)
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	$(3,374,832)	(1,591,524)

Loss per share:
Basic loss per share from continued operation	$(0.20)	$(0.14)
Basic loss per share from discontinued operation	0.03	(0.01)
	(0.17)	(0.15)
Diluted loss per share:
Diluted loss per share from continued operation	$(0.20)	$(0.14)
Diluted loss per share from discontinued operation	0.03	(0.01)
	(0.17)	(0.15)
Weighted average number of shares outstanding
Basic	19,867,249	14,645,653
Diluted	19,909,357	14,856,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Future Fintech Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months ended March 31, 2023

						Accumulative
			Additional			Other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	Deficits	income	interests	Total
Balance at December 31, 2022	14,645,653	$14,646	$222,751,657	98,357	$(152,276,434)	$(3,623,005)	$(1,279,580)	$65,685,641
Net loss from continued operation	-	-	-	-	(2,068,136)	-	(71,013)	(2,139,149)
Net loss from discontinued operations	-	-	-	-	(108,328)	-	-	(108,328)
Unrealized holding gains/(losses) on available-for-sale securities	-	-	-	-	-	180,851	-	180,851
Disposition of discontinued operation	-	-	-	-	-	26,317	-	26,317
Foreign currency translation adjustment		-	-	-	-	377,772	-	(377,772)
Balance at March 31, 2023	14,645,653	$14,646	$222,751,657	98,357	$(154,452,898)	$(3,038,065)	$(1,350,593)	$64,023,104

Three Months ended March 31, 2024

						Accumulative
			Additional			Other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	Deficits	income	interests	Total
Balance at December 31, 2023	17,834,874	$17,835	$233,890,997	$98,357	$(185,929,662)	$(4,094,276)	$(1,568,207)	$42,415,044
Net loss from continued operation	-	-	-	-	(3,972,645)	-	3,579	(3,969,066)
Issuance of common stocks-cash	2,150,536	2,150	2,578,493	-	-	-	-	2,580,643
Disposition of discontinued operation	-	-	-	-	645,437	-	-	645,437
Foreign currency translation adjustment	-	-	-	-	-	(47,624)	-	(47,624)
Balance at March 31, 2024	19,985,410	$19,985	$236,469,490	98,357	$(189,256,870)	$(4,141,900)	$(1,564,628)	$41,624,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,323,629)	$(2,247,477)
Net gain (loss) from discontinued operation	645,437	(108,328)
Net loss from continuing operations	(3,969,066)	(2,139,149)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	66,859	71,397
Amortization	14,259	14,259
Provision of doubtful debts	794,355	16,826
Investment loss	12,058	-
Interest expenses related to convertible note	21,940	-
Changes in operating assets and liabilities
Accounts receivable	1,127,255	3,461,950
Notes receivable	(648,344)	-
Other receivable	9,112,605	(2,874,474)
Advances to suppliers and other current assets	(14,553,667)	(10,555,514)
Operating lease assets and liabilities	2,935	-
Accounts payable	(1,074,774)	(1,970,579)
Accrued expenses	1,191,903	(668,773)
Advances from customers	(252,821)	4,370,386
Net Cash Used in Operating Activities – Continued Operations	(8,154,503)	(10,273,671)
Net Cash Provided in Operating Activities – Discontinued Operations	645,437	31,916

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(145,709)	(17,010)
Disposal of property and equipment	1,369	-
Repayment for loan receivable	-	224,970
Payment for short term investment	946,970	-
Disposal of a subsidiary, net of cash	-	(10,720)
Net Cash Provided by Investing Activities from Continued Operations	802,630	197,240
Net Cash Used in Investing Activities from Discontinued Operations		(51,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of issuance costs	2,580,643	-
Proceeds from amounts due from related parties, net	243,725	46,860
Repayment of amounts due to related parties, net	(275,792)	(104,156)
Net cash provided by financing activities from continued operations	2,548,576	(57,297)

Effect of change in exchange rate	12,123	305,321

NET DECREASE IN CASH AND RESTRICTED CASH	(4,145,737)	(9,848,450)
Cash and cash equivalents, from the continuing operations beginning of year	19,032,278	29,648,236
Less: Cash and cash equivalents from the discontinued operations, end of year	-	(10,720)
Cash and cash equivalents, from the continuing operations end of year	$14,886,541	$19,789,066

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Issuance of common stocks (Note 19)	$2,580,644	$-
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$6,208	$63,162

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

On February 27, 2023, Future FinTech (Hong Kong) Limited (“Buyer”), a company incorporated in Hong Kong and a wholly owned subsidiary of Future FinTech Group Inc. (the “Company”) entered into a Share Transfer Agreement (the “Agreement”) with Alpha Financial Limited, a company incorporated in Hong Kong (“Seller”) and sole owner and shareholder of Alpha International Securities (Hong Kong) Limited, a company incorporated in Hong Kong (“Alpha HK”) and Alpha Information Service (Shenzhen) Co., Ltd., a company incorporated in China (“Alpha SZ”). Alpha HK holds Type 1 ’Securities Trading’, Type 2 ‘Futures Contract Trading’ and Type 4 ’Securities Consulting’ financial licenses issued by the Hong Kong Securities and Futures Commission. Alpha SZ provides technical support services to Alpha HK. The share transfer transaction was approved by the Securities and Futures Commission of Hong Kong (“SFC”) in August 2023 and the acquisition was closed on November 7, 2023. The names of the two entities were also changed to ‘FTFT International Securities and Futures Limited’ and ‘FTFT Information Services (Shenzhen) Co. Ltd.’ in November 2023, respectively.

The Company’s business and operations are principally conducted by its subsidiaries in the PRC and Hong Kong.

On January 26, 2023, the Company filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment, the Company has authorized and approved a 1-for-5 reverse stock split of the Company’s authorized shares of common stock from 300,000,000 shares to 60,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The common stock continues to be $0.001 par value. The Company rounded up to the next full share of the Company’s shares of common stock any fractional shares that resulted from the Reverse Stock Split and no fractional shares was issued in connection with the Reverse Stock Split and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. No changes were made to the number of preferred shares of the Company which remain as 10,000,000 preferred shares as authorized but not issued. The amendment to the Articles of Incorporation of the Company took effect on February 1, 2023. The Reverse Stock Split and Amendment were authorized and approved by the Board of Directors of the Company without shareholders’ approval, pursuant to 607.10025 of the Florida Business Corporation Act of the State of Florida.

The reverse stock split would be reflected in our March 31, 2024 and December 31, 2023 statements of changes in stockholders’ equity, and in per share data for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2024 and the results of operations and cash flows for the periods ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2024. The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date.

Our contractual arrangements with the VIE and their respective shareholders allow us to (i) exercise effective control over the VIE, (ii) receive substantially all of the economic benefits of the VIE, and (iii) have an exclusive option to purchase all or part of the equity interests in the VIE when and to the extent permitted by PRC law.

As a result of our direct ownership in our wholly owned subsidiary and the contractual arrangements with the VIE, we are regarded as the primary beneficiary of the VIE, and we treat it and its subsidiaries as our consolidated affiliated entities under U.S. GAAP. We have consolidated the financial results of the VIE in our condensed consolidated financial statements in accordance with U.S. GAAP

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2023 as included in our Annual Report on Form 10-K.

Discontinued Operations

On June 16, 2023, QR (HK) Limited was dissolved and deregistered.

On December 5, 2023, FTFT PARAGUAY S.A. was dissolved.

On March 7, 2024, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited was dissolved and deregistered.

Based on the disposal plan and in accordance with ASC 205-20, the Company presented the operating results from these operations as a discontinued operation.

Segment Information Reclassification

The Company classified business segment into supply chain financing and trading and asset management services, and others.

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

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. The Company’s operating losses amounted $3.97 million, and it had negative operating cash flows amounted $8.15 million as of March 31, 2024. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has raised funds through issuance of convertible notes and common stock.

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

As of March 31, 2024:

	Income	Share	Pre-share amount

Loss from continued operations attributable to Future Fintech Group, Inc.	$(3,972,645)	19,867,249	$(0.20)
Income from discontinued operations attributable to Future Fintech Group, Inc.	645,437	19,867,249	0.03

Basic EPS:
Loss to common stockholders from continuing operations	(3,972,645)	19,867,249	(0.20)
Income available to common stockholders from discontinued operations	$645,437	19,867,249	$0.03

Dilutive EPS:

Warrants	-	42,108	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continued operations attributable to Future Fintech Group, Inc.	(3,972,645)	19,909,357	(0.20)
Diluted earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinued operations	645,437	19,909,357	0.03

As of March 31, 2023:

	Income	Share	Pre-share amount

Loss from continued operations attributable to Future Fintech Group, Inc.	$(2,068,136)	14,645,653	$(0.14)
Income from discontinued operations attributable to Future Fintech Group, Inc.	(108,328)	14,645,653	(0.01)

Basic EPS:
Loss to common stockholders from continuing operations	(2,068,136)	14,645,653	(0.14)
Loss available to common stockholders from discontinued operations	$(108,328)	14,645,653	$(0.01)

Dilutive EPS:

Warrants	-	210,526
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continued operations attributable to Future Fintech Group, Inc.	(2,068,136)	14,856,179	(0.14)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinued operations	(108,328)	14,856,179	(0.01)

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

The Company has assessed its accounts receivable including credit term and corresponding all its accounts receivables as of March 31, 2024. Bad debt expense was $794,355 and $16,826 during the three months ended March 31, 2024 and 2023, respectively. Accounts receivables of $1.79 million and $0.97 million have been outstanding for over 90 days as of March 31, 2024 and December 31, 2023, respectively.

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

Revenue recognitions are as follows:

Sales of coals, aluminum ingots, sand and steel

The Company recognize revenue when the receipt of merchandise is confirmed by the customers, which is the point that the title of the goods is transferred to the customer.  Revenue was $0.40 million and nil during the three months ended March 31, 2024 and 2023, respectively.

Sales agent services for coals, aluminum ingots, sand and steel

For the sale of third-party products where the Company obtains control of the product before transferring it to the customer, the Company recognizes revenue based on the gross amount billed to customers. The Company considers multiple factors when determining whether it obtains control of third-party products, including evaluating if it can establish the price of the product, retains inventory risk for tangible products or has the responsibility for ensuring acceptability of the product. The Company recognizes net revenue from sales agent service fees of coals, aluminum ingots, sand and steel when no control obtained throughout the transactions.  Revenue was $0.04 million and $0.11 million during the three months ended March 31, 2024 and 2023, respectively.

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

The exchange rate we used to convert RMB to USD was 7.10:1 and 7.08:1 at the balance sheet dates of March 31, 2024 and December 31, 2023, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert RMB to USD were 7.10:1 and 6.67:1 for three months ended March 31, 2024 and 2023, respectively.

The exchange rate we used to convert HKD to USD was 7.83:1 and 7.82:1 at the balance sheet dates of March 31, 2024 and December 31, 2023. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert HKD to USD were 7.82:1 and 7.84:1 for three months ended March 31, 2024 and 2023, respectively.

The exchange rate we used to convert GBP to USD was 0.79:1 and 0.78:1 at the balance sheet dates of March 31, 2024 and December 31, 2023. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert GBP to USD were 0.79:1 and 0.82:1 for three months ended March 31, 2024 and 2023, respectively.

The exchange rate we used to convert AED to USD was 3.66:1 and 3.66:1 at the balance sheet dates of March 31, 2024 and December 31, 2023. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert AED to USD were 3.67:1 and 3.67:1 for three months ended March 31 2024 and 2023, respectively.

The exchange rate we used to convert PYG to USD was 7393.74:1 and 7298.63:1 at the balance sheet dates of March 31, 2024 and December 31, 2023. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rate we used to convert PYG to USD was 7290.28:1 and 7275.55:1 for three months ended March 31 2024 and 2023, respectively.

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

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. In addition, the discounted cash flow model requires the Company to select an appropriate weighted average cost of capital based on current market conditions as of March 31, 2024 and December 31, 2023. A high degree of auditor judgment and an increased extent of effort were required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts. Based upon the assessment, the Company has concluded that goodwill was nil as of March 31, 2024 and December 31, 2023.

Short-term investments

Short-term investments consist primarily of investments in fixed deposits with original maturities between three months and one year and certain investments in wealth management products and other investments that the Company has the intention to redeem within one year. Fair valued or carried at amortized costs. As of March 31, 2024 and December 31, 2023, the short-term investments amounted to nil and $0.96 million, respectively. On March 5, 2024, the Company sold the short – term investments at the amount of $0.95 million, investment loss $0.01 million. Due to fluctuations of the quoted shares included in its investment portfolios, the Company unrealized holding gains on available-for-sale securities of nil and $0.18 million on March 31, 2024 and 2023.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

	March 31,	December 31,
	2024	2023

Supply Chain Financing/Trading	$1,848,841	$3,251,822
Asset management service	$1,858,231	$1,250,613
Others	$911,789	$1,203,442
Total accounts receivable, net	$4,618,861	$5,705,877

The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	March 31,	December 31,
	2024	2023

Debtor A	32.58%	21.11%
Debtor B	19.93%	15.35%
Debtor C	9.91%	15.25%
Total accounts receivable, net	62.42%	51.71%

4. NOTE RECEIVABLES

As of March 31, 2024, the balance of note receivables was $0.65 million, which was from a third party.

The Company accepted $0.65 million (RMB4.60 million) bank acceptance drafts from a third party, interest free of accounts receivable. The acceptance draft was issued on January 24, 2024 and has a maturity date of July 26, 2024.

5. OTHER RECEIVABLES

As of March 31, 2024, the balance of other receivables was $0.10 million.

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

6. LOAN RECEIVABLES

As of March 31, 2024, the balance of loan receivables was $14.88 million, which were from third parties.

On March 10, 2022, Future FinTech (Hong Kong) Limited (“FTFT HK”), a wholly owned subsidiary of the Company, entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of $5.00 million to the third party at the annual interest rate of 10% from March 10, 2022 to September 9, 2024. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of May 13, 2024, the Company has received repayment $2.16 million.

On July 14, 2022, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $7.05 million (RMB50 million) to the third party at the annual interest rate of 8% from July 15, 2022 to July 14, 2024, guarantee by Junde Chen. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $4.93 million (RMB35 million). The amount of $2.11 million (RMB15 million) will be repaid before July 14, 2024.

On December 8, 2023, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $4.93 million (RMB35 million) to the third party at the annual interest rate of 5% from December 8, 2022 to December 8, 2024.

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

On July 14, 2022, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $7.28 million (RMB50 million) to the third party at the annual interest rate of 8% from July 15, 2022 to July 14, 2024, guarantee by Junde Chen. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $5.09 million (RMB35 million). The amount of $2.12 million (RMB15 million) will be repaid before July 14, 2024.

On December 8, 2023, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $4.94 million (RMB35 million) to the third party at the annual interest rate of 5% from December 8, 2023 to December 8, 2024.

On December 8, 2023, Future Fin Tech (Hong Kong) Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Fin Tech (Hong Kong) Limited loaned an amount of $5.00 million to the third party at the annual interest rate of 5% from December 8, 2023 to December 8, 2024.

7. SHORT - TERM INVESTMENT

As of March 31, 2024, the balance of short - term investments was nil. On March 5, 2024, the Company sold   the short – team investments amount of $0.95 million, with an investment loss $0.01 million.

As of December 31, 2023, the balance of short - term investments was $0.96 million. On September 6, 2021, Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.87 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. According to the market value, the Company’s balance of the short - term investments was $ 0.98 on December 31, 2023. Due to fluctuations of the quoted shares included in its investment portfolios, the Company recognized an impairment to the investment portfolio of $12,633 million for the years ended December 31, 2023.

8. OTHER CURRENT ASSETS

The amount of other current assets consisted of the followings:

	March 31,	December 31,
	2024	2023

Prepayments for Supply Chain Financing/Trading	$4,016,482	$2,743,539
Prepaid expenses	9,823,422	29,694
Deposit	3,246,774	-
Others	1,304,741	1,064,519
Total	$18,391,419	$3,837,752

As of March 31, 2024, prepaid expenses were 9.82 million.

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

On December 6, 2023, Future Fintech (Hong Kong) Limited entered into a “Augmented Reality (AR) Group Development and Service Agreement” with a third-party. Future Fintech (Hong Kong) Limited shall pay $5.08 million. Future Fintech (Hong Kong) Limited provided initial amount of cash deposit to the third party in the amount of $2.50 million. Development shall take 180 man-days. On March 8, 2024, the Company pays the remaining balance $2.58 million.

In addition, other receivables included total $0.34 million prepayments to a third party.

9. ACQUISITION

Alpha International Securities (Hong Kong) Limited

On November 7, 2023, Future FinTech (Hong Kong) Limited, a wholly owned subsidiary of the Company completed the acquisition ("Acquisition Date”) of 100% equity interest of Alpha International Securities (Hong Kong) Limited a company incorporated in Hong Kong for $1,791,174 (HKD14,010,421). Alpha International Securities (Hong Kong) Limited is in the securities business in Hong Kong. The Company has changed its name from Alpha International Securities (Hong Kong) Limited to FTFT International Securities and Futures Limited in November 2023.

Alpha Information Services (Shenzhen) Co., Ltd

On November 7, 2023, Future FinTech (Hong Kong) Limited, a wholly owned subsidiary of the Company acquired 100% equity interest of Alpha Information Services (Shenzhen) Co., Ltd. for $210,788 (HKD1,649,528). Alpha Information Services (Shenzhen) Co., Ltd provides information services for FTFT International Securities and Futures Limited. The Company has changed its name from Alpha Information Services (Shenzhen) Co., Ltd to Future information service (Shenzhen) Co., Ltd in November 2023.

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

10. LEASES

The Company’s non-cancellable operating leases consist of leases for office space. The Company is the lessee under the terms of the operating leases. For the three months ended March 31, 2024, the operating lease cost was $0.18 million.

The Company’s operating leases have remaining lease terms of approximately 53 months. As of March 31, 2024, the weighted average remaining lease term and weighted average discount rate were 3.56 years and 4.75%, respectively.

Maturities of lease liabilities were as follows:

Operating
As of March 31,	Lease
From April 1, 2024 to March 31, 2025	$435,223
From April 1, 2025 to March 31, 2026	254,858
From April 1, 2026 to March 31, 2027	241,275
From April 1, 2027 to March 31, 2028	200,526
From April 1, 2028 to March 31, 2029	83,553
Total	$1,215,435
Less: amounts representing interest	$86,998
Present Value of future minimum lease payments	1,128,437
Less: Current obligations	382,172
Long term obligations	$746,265

The Company leases office space and equipment under various short-term operating leases. As permitted by ASC 842, the Company has elected the practical expedient for short-term leases, whereby lease assets and lease liabilities are not recognized on the balance sheet. Short term leases cost was $1,979 for three months ended March 31, 2024.

11. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2024	2023

Office equipment, fixtures and furniture	$638,345	$633,936
Vehicle	728,201	730,998
Building	162,328	146,053
Subtotal	1,528,874	1,510,987
Less: accumulated depreciation and amortization	(778,667)	(716,828)
Construction in progress	3,863,806	3,790,623
Impairment	(5,584)	(5,594)
Total	$4,608,429	$4,579,188

Depreciation expense included in general and administration expenses for the three months ended March 31, 2024 and 2023 was $66,859 and $71,397, respectively. Depreciation expense included in cost of sales for the three months ended March 31, 2024 and 2023 was $0 and $0, respectively.

12. INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31,	December 31,
	2024	2023

Trademarks	$128,619	847
System and software	2,506,301	2,730,549
Subtotal	2,634,920	2,731,396
Less: accumulated depreciation and amortization	(318,934)	(311,131)
Less: impairment	(1,741,438)	(1,831,283)
Total	$574,548	$588,982

Amortization expense included in general and administration expenses for the three months ended March 31, 2024 and 2023 was $14,259 and $14,259, respectively. Amortization expense included in cost of sales for the three months ended March 31, 2024 and 2023 was $0 and $0, respectively.

The estimated amortization is as follows:

As of March 31,	Estimated amortization expense
From April 1, 2024 to March 31, 2025	$57,035
From April 1, 2025 to March 31, 2026	57,035
From April 1, 2026 to March 31, 2027	57,035
From April 1, 2027 to March 31, 2028	57,035
From April 1, 2028 to March 31, 2029	57,035
Thereafter	161,600
Total	$446,775

Type 1 and Type 2 licenses by Hong Kong Securities and Futures Commission have no expiration date and do not require amortization, amount was $127,773.

13. ACCOUNT PAYABLES

The amount of account payables were consisted of the followings:

	March 31,	December 31,
	2024	2023

Supply Chain Financing/Trading payment	$118,274	$728,010
Others	2,127,013	2,592,051
Total	$2,245,287	$3,320,061

14. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables consisted of the followings:

	March 31,	December 31,
	2024	2023

Legal fee and other professionals	$1,055,018	$832,263
Wages and employee reimbursement	165,550	509,288
Provision for legal case	10,598,380	8,875,265
Suppliers	841,874	731,521
Accruals	528,562	1,049,144
Total	$13,189,384	$11,997,481

In January 2021, FT Global Capital, Inc. (“FT Global”), a former placement agent of the Company filed a lawsuit against the Company in the Superior Court of Fulton County, Georgia. FT Global served the complaint upon the Company in January 2021. In the complaint, FT Global alleges claims, most of which attempt to hold the Company liable under legal theories that relate back to an alleged breach of an exclusive placement agent agreement between FT Global and the Company in July 2020 which had a term of three months. FT Global claims that the Company failed to compensate FT Global for securities purchase transactions between December 2020 and April 2021, pursuant to the terms of the expired exclusive placement agent agreement. On April 11, 2024, on which date the jury returned a verdict in favor of FT Global and the Court entered a judgment awarding FT Global $8,875,265. On April 16, 2024, the Court issued an amended judgment, awarding FT Global $10,598,379.93, which includes $7,895,265.31 in damages, $1,723,114.62 in prejudgment interest, and $980,000.00 in attorney’s fees.

15. CONVERTIBLE NOTES PAYABLE

The amount of convertible notes payable consisted of the followings:

	March 31,	December 31,
	2024	2023

Beginning	$1,100,723	$-
Addition	-	1,100,723
Interest expenses	21,940	-
Payment	-	-
Conversion	-	-
Balance	$1,122,663	$1,100,723

16. RELATED PARTY TRANSACTION

As of March 31, 2024, the amounts due to the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Chan Siu Kei	431,757	NTAM’s Director	Other payables, interest free and payment on demand.
JKNDC Ltd	114,996	A company owned by the minority shareholder of NTAM	Other payables, interest free and payment on demand.
Total	$546,753

As of March 31, 2024, the amounts due from the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Xiaochen Zhao	929	Corporate legal representative	Prepaid expenses, interest free and payment on demand.
Hu Li	20,000	Corporate Secretary	Prepaid expenses, interest free and payment on demand.
Chao Li	2,115	Corporate legal representative	Prepaid expenses, interest free and payment on demand.
Ming Yi	63,788	Chief Financial Officer of the Company	Prepaid expenses, interest free and payment on demand.
Total	$86,832

During three months ended March 31, 2024, the Company had the following transactions with related parties:

Name	Amount	Relationship	Note
JKNDC Limited	$1,918	A company owned by the minority shareholder of NTAM	Other expenses
JKNDC Limited	135,640	A company owned by the minority shareholder of NTAM	Cost of revenue- Asset management service
Nice Talent Partner Limited	115,087	A company owned by the minority shareholder of NTAM	Consultancy fee

As of December 31, 2023, the amount due to the related parties was consisted of the followings:

Name	Amount	Relationship	Note
Chao Li	$73,893	Corporate legal representative	Other payables, interest free and payment on demand.
Ming Yi	29,513	Chief Financial Officer of the Company	Accrued expenses, interest free and payment on demand.
Xiaochen Zhao	124	Corporate legal representative	Accrued expenses, interest free and payment on demand.
Chan Siu Kei	401,516	NTAM’s Director	Other payables, interest free and payment on demand.
Total	$505,046

As of December 31, 2023, the amount due from the related parties was consisted of the followings:

Name	Amount	Relationship	Note
Kai Xu	$12,151	Deputy General Manager of a subsidiary of the Company	Loan receivables*, interest free and payment on demand.
Total	$12,151

During three months ended March 31, 2023, the Company had the following transactions with related parties:

Name	Amount	Relationship	Note
JKNDC Limited	$1,914	A company owned by the minority shareholder of NTAM	Other expenses
JKNDC Limited	361,958	A company owned by the minority shareholder of NTAM	Cost of revenue- Asset management service
Alpha Yield Limited	178,913	A director of the Company is a shareholder of this company	Consultancy fee
Nice Talent Partner Limited	76,542	A company owned by the minority shareholder of NTAM	Consultancy fee

*	The related party transactions have been approved by the Company’s Audit Committee.

17. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. The applicable tax rate is 21% in 2024 and 2023. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024 and 2023, the Company had current income tax expenses of nil and $25,674, respectively.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended March 31, 2024, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE.

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

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules imposed a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign-invested enterprises in the PRC, unless they qualify under certain limited exceptions. The tax rate for pre-tax profits below RMB 1 million is 2.5%; the tax rate for pre-tax profits between RMB1 million to RMB 3 million is 10% and the tax rate for pre-tax profits over RMB 3 million is 25%. E-Commerce Tianjin, Future Supply (Chengdu) Co., Ltd. and Future Big Data (Chengdu) Co., Ltd. were subject to an enterprise income tax rate of 2.5% and 10%. Other subsidiaries and VIE were subject to an enterprise income tax rate of 25%.

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

FTFT Capital investments L.L.C is incorporated in Dubai, United Arab Emirates. The applicable tax rate is nil in Dubai, United Arab Emirates.

Digipay Fintech Limited is incorporated in British Virgin Island. The applicable tax rate is nil in British Virgin Island.

Reconciliation of the differences between the statutory EIT rate applicable to profits of the consolidated entities and the income tax expenses of the Company:

	March 31, 2024	March 31, 2023

Loss before taxation	$(3,969,066)	$(2,113,475)
PRC statutory tax rate	25%	25%
Computed expected benefits	(992,267)	(528,369)
Others, primarily the differences in tax rates	263,975	50,866
Deferred tax assets losses not recognized	728,292	503,177
Total	$-	$25,674

18. SHARE BASED COMPENSATION

On February 1, 2023, the Company effected a 1-for-5 reverse stock split of the Company’s issued and authorized shares and its total authorized shares of common stock reduced from 300,000,000 shares to 60,000,000 shares.

Restricted net assets

PRC laws and regulations permit payments of dividends by the Company’s subsidiaries incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiaries incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless the reserve has reached 50% of their respective registered capital. Furthermore, registered share capital and capital reserve accounts are also restricted from distribution. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiaries incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends. The restriction amounted to $24.83 million (RMB176,144,932) as of March 31, 2024. Except for the above or disclosed elsewhere, there is no other restriction on the use of proceeds generated by the Company’s subsidiaries to satisfy any obligations of the Company.

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

19. COMMON STOCK

Securities Purchase Agreement

On December 24, 2020, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company sold to the purchasers in a registered direct offering, an aggregate of 4,210,530 units, each consisting of one share of our common stock and a warrant to purchase 1 share of our Common Stock, at a purchase price of $1.90 per unit, for aggregate gross proceeds to the Company of $8,000,007, before deducting fees to the placement agent and other offering expenses payable by the Company. On December 29, 2020, the Company issued Units consisting of an aggregate of 4,210,530 shares of our Common Stock and warrants to purchase up to an aggregate of 4,210,530 shares of our Common Stock at an exercise price of $2.15 per share (the “Investors’ Warrants”). The Investors’ Warrants have a term of five years and are exercisable by the holder at any time after the date of issuance. In connection with the offering, the Company also issued placement agent a warrant to purchase 210,526 shares of our Common Stock (the “Placement Agent Warrant”) on substantially the same terms as the Investors’ Warrants, except that the Placement Agent Warrant has an exercise price of $2.375 per share and are not exercisable until June 24, 2021. The share numbers in the descriptions above are pre reverse split on February 1, 2023. As of December 31, 2023, outstanding warrant has 42,108 underlying shares of our Common Stock.

On August 6, 2021, the Company, through its wholly owned subsidiary Future FinTech (Hong Kong) Limited., completed its acquisition of 90% of the issued and outstanding shares of Nice Talent Asset Management Limited from Joy Rich Enterprises Limited (the “Nice Shares”) for HK$144,000,000 (the “Purchase Price”) which shall be paid in the shares of common stock of the Company (the “Company Shares”). 60% of the purchase price ($11.22 million) was paid in 2,244,156 pre reverse split shares of common stock of the Company on August 4, 2021, at a price of $5 per share. 40% of the Purchase Price ($7.39 million) was paid in 299,221 shares of common stock of the Company on October 17, 2023.

On January 5, 2024, the Company entered into a securities purchase agreement with certain purchasers identified on the signature page thereto, pursuant to which the Company sold to the purchasers in a private placement, an aggregate of 2,150,536 share of its common stock, par value $0.001 per share at a purchase price of $1.20 per share, for aggregate net proceeds to the Company of $2,580,644. On January 18, 2024, the Company issued 2,150,536 shares of common stock pursuant to this Agreement.

20. DISCONTINUED OPERATIONS

On June 16, 2023, QR (HK) Limited was dissolved and deregistered.

On December 5, 2023, FTFT PARAGUAY S.A. was dissolved.

On March 7, 2024, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited was dissolved and deregistered.

Loss from discontinued operations for the three months ended March 31, 2024 and 2023 was as follows:

	December 31,	March 31,
	2024	2023
REVENUES	$-	$29,515
COST OF SALES	-	23,494
GROSS PROFIT	-	6,021

OPERATING EXPENSES:
General and administrative	-	102,572
Research and Development expenses	-	2,724
Selling expenses	-	5,277
Total	-	110,573

OTHER INCOME (EXPENSE)
Interest income	-	4
Interest expense	-	(2,842)
Other expense	-	(938)
Total	-	(3,776)
Loss from discontinued operations before income tax	-	(108,328)
Income tax provision	-	-
Loss from discontinued operation before noncontrolling interest	$-	-
Gain on disposal of discontinued operations	645,437	-
Less: Net loss attributable to non-controlling interests	-	-
INCOME (LOSS) FROM DISCONTINUED OPERATION	$645,437	$(108,328)

The major components of assets and liabilities related to discontinued operations are summarized below:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$-	$-
Total assets related to discontinued operations	$-	$-
Total liabilities related to discontinued operations	$-	$-

21. SEGMENT REPORTING

In its operation of the business, management, including our chief operating decision maker, who is our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with GAAP. The Company operates in three segments starting in fiscal 2021: “supply chain financing service and trading business”, “asset management service” and “others”.

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

As of March 31, 2024:

	Supply Chain Financing/ Trading	Asset management service	Others	Total
Reportable segment revenue	$441,764	$4,372,870	$308,333	$5,122,967
Inter-segment loss	-	-	-	-
Revenue from external customers	441,764	4,372,870	308,333	5,122,967
Segment gross profit	$44,073	$1,676,704	$230,495	$1,951,272

As of March 31, 2023:

	Supply Chain Financing/ Trading	Asset management service	Others	Total
Reportable segment revenue	$110,798	$3,163,064	$90,588	$3,364,450
Inter-segment loss	-	-	-	-
Revenue from external customers	110,798	3,163,064	90,588	3,364,450
Segment gross profit	$105,854	$1,056,307	$39,455	$1,201,616

Loss before Income Tax:

	Three months Ended, March 31
	2024	2023
Supply chain financing/trading	208,580	219,179
Asset management service	1,617,278	782,177
Others	1,276,117	(7,467)
Corporate and Unallocated	2,818,363	2,321,202
Total operating expenses and other expense	5,920,338	3,315,091
Loss before Income Tax	(3,969,066)	(2,113,475)

Segment assets:

	March 31, 2024	December 31, 2023
Supply chain financing/trading	12,365,266	12,437,136
Asset management service	4,367,036	3,640,811
Others	20,084,577	23,855,261
Corporate and Unallocated	23,093,573	21,007,542
Total assets	59,910,452	60,940,750

22. COMMITMENTS AND CONTINGENCIES

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court”) on February 9, 2021 based on diversity of jurisdiction. On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss. FT Global argues that the Court should deny the Company’s motion to dismiss. However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint. On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan. On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. On April 30, 2021, the Company served FT Global with its Initial Disclosures. On May 6, 2021, FT Global served the Company with its Initial Disclosures. On May 17, 2021, FT Global served the Company with its First Amended Initial Disclosures. On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information. The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the court concluded that additional information can be obtained through discovery. The Company timely filed an answer and defenses to FT Global’s complaint on November 24, 2021. On January 3, 2022 the Company propounded discovery requests upon FT Global, including interrogatories and requests for production of documents. On March 23, 2022, the Company propounded requests for admission upon FT Global. On March 24, 2022, FT Global propounded discovery requests upon the Company, including requests for production of documents and requests for admission. On April 1, 2022, FT Global served its response to the Company’s requests for production of documents. On May 13, 2022, FT Global served its responses to the Company’s interrogatories and requests for admissions. On May 13, 2022, FT Global produced documents in response to the Company’s requests for production of documents. On June 3, 2022, the Company produced documents in response to FT Global’s requests for production of documents. On August 3, 2022, the Company took the deposition of FT Global. On August 4, 2022, FT Global took the deposition of the Company. On August 3, 2022, the Court granted the parties’ Consent Motion to Extend Discovery Period extending the discovery period from August 5, 2022 to September 14, 2022 and the deadline to file dispositive motions to October 12, 2022. On October 12, 2022, the Company filed a motion for summary judgment on all claims asserted by FT Global in this lawsuit. On November 2, 2022, FT Global filed its opposition to the Company’s motion for summary judgment. On November 16, 2022, the Company filed its reply in support of its motion for summary judgment on all claims asserted by FT Global in this lawsuit. On August 31, 2023, the Court entered an Order denying the Company’s motion for summary judgment. On September 20, 2023, the parties filed a joint motion to extend the deadline to file the consolidated pretrial order pending mediation of the case by the parties. On September 21, 2023, the Court granted the parties’ joint motion to extend the deadline to file the consolidated pretrial order to October 27, 2023. On October 16, 2023, the parties mediated the case. On October 24, 2023, the parties filed another joint motion to extend the deadline to file the consolidated pretrial order. On October 27, 2023, the Court granted the parties’ joint motion to extend the deadline to file the consolidated pretrial order to November 17, 2023 and set the case for trial on January 8, 2024. Subsequently, the Court approved an extension of the deadline to file a pretrial order to December 1, 2023. The Court has also rescheduled the trial to commence on April 8, 2024. The trial began on April 8, 2024 and ended on April 11, 2024, on which date the jury returned a verdict in favor of FT Global and the Court entered a judgment awarding FT Global $8,875,265.31. On April 16, 2024, the Court issued an amended judgment, awarding FT Global $10,598,379.93, which includes $7,895,265.31 in damages, $1,723,114.62 in prejudgment interest, and $980,000.00 in attorney’s fees.  The Company filed a post-trial motion challenging the judgment on May 9, 2024 and will continue to vigorously defend the action against FT Global, including by appealing the judgment to the United States Court of Appeals for the Eleventh Circuit if necessary.

23. RISKS AND UNCERTAINTIES

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

Customer concentration risk

For three months ended March 31, 2024, one customer accounted for 78.25% of the Company’s total revenues. For three months ended March 31, 2023, one customer accounted for 85.53% of the Company’s total revenues.

Vendor concentration risk

For three months ended March 31, 2024, three vendors accounted for 20.94%, 19.02% and 13.59% of the Company’s total purchases. For three months ended March 31, 2023, four vendors accounted for 35.48%, 16.37%, 12.28% and 11.28% of the Company’s total purchases.

24. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the condensed consolidated financial statements and no subsequent event is identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and in this Form 10-Q. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2023 Form 10-K.

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

On April 18, 2022, the Company and Future Fintech (Hong Kong) Limited, a wholly owned subsidiary of the Company jointly acquired 100% equity interest of KAZAN S.A., a company incorporated in Republic of Paraguay for $288. Kazan S.A. has no operation before the acquisition. The Company tried to develop bitcoin and other cryptocurrency mining and related service business in Paraguay. The Company has changed its name from KAZAN S.A to FTFT Paraguay S.A. on July 28, 2022 and it was dissolved in December 2023 as the Company was not able to develop the business in Paraguay as planned.

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

On February 27, 2023, Future FinTech (Hong Kong) Limited (“Buyer”), a company incorporated in Hong Kong and a wholly owned subsidiary of Future FinTech Group Inc. (the “Company”) entered into a Share Transfer Agreement (the “Agreement”) with Alpha Financial Limited, a company incorporated in Hong Kong (“Seller”) and sole owner and shareholder of Alpha International Securities (Hong Kong) Limited, a company incorporated in Hong Kong (“Alpha HK”) and Alpha Information Service (Shenzhen) Co., Ltd., a company incorporated in China (“Alpha SZ”). Alpha HK holds Type 1 ’Securities Trading’, Type 2 ‘Futures Contract Trading’ and Type 4 ’Securities Consulting’ financial licenses issued by the Hong Kong Securities and Futures Commission. Alpha SZ provides technical support services to Alpha HK. The share transfer transaction was approved by the Securities and Futures Commission of Hong Kong (“SFC”) in August 2023 and the acquisition was closed on November 7, 2023. The names of the two entities were also changed to ‘FTFT International Securities and Futures Limited’ and ‘FTFT Information Services (Shenzhen) Co. Ltd.’, respectively.

On January 26, 2023, the Company filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment, the Company has authorized and approved a 1-for-5 reverse stock split of the Company’s authorized shares of common stock from 300,000,000 shares to 60,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The common stock continues to be $0.001 par value. The Company rounded up to the next full share of the Company’s shares of common stock any fractional shares that result from the Reverse Stock Split and no fractional shares were issued in connection with the Reverse Stock Split and no cash or other consideration were paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. No changes have been made to the number of preferred shares of the Company which remain as 10,000,000 preferred shares as authorized but not issued. The amendment to the Articles of Incorporation of the Company took effect on February 1, 2023. The Reverse Stock Split and Amendment were authorized and approved by the Board of Directors of the Company without shareholders’ approval, pursuant to 607.10025 of the Florida Business Corporation Act of the State of Florida.

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

We focus on bulk commodity goods such as coal, aluminum ingots, sand and steel and take large state-owned or listed companies as the core service targets; We use our own funds as the operation basis, actively uses a variety of channels and products for financing, such as banks, commercial factoring companies, accounts receivable, asset-backed securities, and other innovative financing methods to obtain sufficient funds.

We sign purchase and sale agreements with suppliers and buyers. The suppliers are responsible for the supply and transportation of goods to the end users’ designated freight yard or transfer the title to us in certain warehouses. We also provide trading service as we don’t take control over the ownership of the goods but receive agent service fee for the transaction. For the sale of goods where we obtain control of the goods before transferring it to the customer, we recognize revenue based on the gross revenue amount billed to customers as sales of goods. We consider multiple factors when determining whether we obtain control of the goods, including evaluating if we can establish the price of the goods, retain inventory risk for tangible goods or have the responsibility for ensuring acceptability of the goods. We recognize net revenue as agent services for the sales of coals, aluminum ingots, sand and steel when no control obtained throughout the transactions. We select the customers and suppliers that have good credit and reputation.

Asset Management Service, Brokerage and Investment Banking Services in Hong Kong.

NTAM engages assets management and advisory services. NTAM’s main revenue is generated from providing professional advice to customers and management fees for managing the investment of the clients.  NTAM is licensed under the Securities and Futures Commission of Hong Kong (SFC) for carrying out regulated activities in “Advising on Securities” and “Asset Management”. NTAM offers diversified asset management portfolio for professional investors. Assets of NTAM’s clients are held in banks, where clients gave the banks their authorization allowing NTAM to place trading instructions on behalf of the clients in order to manage the clients’ assets.

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

NTAM’s main revenue is generated from providing professional advice to clients and management fees for managing the investment of the clients. As of March 31, 2024, NTAM has approximately US$359 million assets under its management.

FTFT International Securities and Futures Limited, a company we acquired in November 2023, provides brokerage and investment banking services in Hong Kong. FTFT International Securities and Futures Limited holds Type 1 “Securities Trading”, Type 2 “Futures Contract Trading” and Type 4 “Securities Consulting” financial licenses issued by the Hong Kong Securities and Futures Commission.

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

FTFT Finance is a financial platform that enables its customers to send their hard-earned money to their country of origin, or any other country of their liking, with ease and at a reasonable cost, transparent exchange rate and without any hidden charges. We believe our customers and their diverse backgrounds that have helped FTFT Finance to become a credible and trustworthy money remittance business.

Remittance service is a highly saturated market in the United Kingdom and there are many companies that offer remittance services. FTFT Finance has an edge over companies like wise in different ways, for example, FTFT Finance offers competitive rates for its services and does not charge customer fees for remittance to Pakistan as it receives its rebate from local banks. This approach provides gives us an advantage over our competitors.

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

Results of Operations

Comparison of Three Months ended March 31, 2024 and 2023:

Revenue

The following table presents our consolidated revenues for the three months ended March 31, 2024 and 2023, respectively:

	Three months ended March 31,		Change
	2024	2023	Amount	%
Asset management service	4,372,870	3,163,064	1,209,806	38.25%
Supply Chain Financing/Trading	441,764	110,798	330,966	298.71%
Others	308,333	90,588	217,745	240.37%
Total	$5,122,967	$3,364,450	$1,758,517	52.27%

The increase in revenue for the three months ended March 31, 2024 was primarily due to more revenue from asset management service, as the Company hired more seasoned account managers to boost the assets under management (“AUM”) and thus improved the revenue.

Supply chain financing/trading increased $0.33 million from $0.11million for the three months ended March 31, 2023 to $0.44 million for the same period of 2024. It was due to the Company sold more bulk goods with ownership during first quarter of 2024 than as an agent during the same period of 2023.

Other revenues increased from $0.09 million for the three months ended March 31, 2023 to $0.31 million for the same period of 2024, mainly due to the increased debt recovery consulting service fee as well as U.S. dollar bond service income of approximately $0.24 million, as we did not have such income in first quarter 2023.

Gross Profit and Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended March 31, 2024 and 2023, respectively:

	Three months ended March 31,
	2024		2023
	Gross profit	Gross margin	Gross profit	Gross margin
Asset management service	1,676,704	38.3%	1,056,307	33.4%
Supply Chain Financing/Trading	44,073	10.0%	105,854	95.5%
Others	230,495	74.8%	39,455	43.6%
Total	$1,951,272	38.1%	$1,201,616	35.7%

Overall gross profit increased to $1.95 million for three months ended March 31, 2024 from $1.20 million for the same period of 2023. The increase is mainly due to the increase of gross profits from asset management service business and others which is in line with the increase of revenues for these two business segments during the first quarter of 2024. Overall gross margin as a percentage of revenue was 38.1% for the three months ended March 31, 2024, an increase of 2.4% from 35.7% for the same period of last fiscal year, mainly due to increase in profit margin for our asset management business as it has more large clients which was offset by the decrease in profit margin for our supply chain financing/trading business as its revenue mostly came from sales of goods with ownership during three months ended March 31, 2024, which has much lower profit margin than the revenue from agent service fees that we mostly generated from the same period of 2023.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended March 31, 2024 and 2023, respectively: (in thousands)

	First quarter of 2024		First quarter of 2023
	Amount	% of revenue	Amount	% of revenue
General and administrative	$3,421	66.8%	$3,376	100.4%
Research and Development expenses	1	-%	206	6.1%
Selling expenses	267	5.2%	127	3.8%
Bad debt provision	794	15.5%	17	0.5%
Total operating expenses	$4,483	87.5%	$3,726	110.8%

General and administrative expenses increased by $0.05 million, or 1.4%, to $3.42 million for the three months ended March 31, 2024 from $3.37 million for the same period of last fiscal year. The increase in general and administrative expenses was mainly due to increased business trip expenses during the three months ended March 31, 2024.

Selling expenses increased by $0.14 million during the three months ended March 31, 2024, compared to the same period of last fiscal year. The increase in selling expenses was mainly due to increased employee bonuses.

Bad debt provision increased by $0.78 million during the three months ended March 31, 2024, compared to the same period of last fiscal year. The increase was due to different bad debt provision methods in 2024.

The Company recorded $0.01 million of research and development expenses. Research and development expenses include salaries, contracted services, as well as the related expenses of our research and product development team, and expenditures relating to our efforts to develop, design new products and services, and enhance our existing products and services to our clients. Research and development expenses decreased by $0.21 million during the three months ended March 31, 2024, compared to the same period of last fiscal year. The decrease in research and development expenses was mainly due to decreased salaries.

Other Income (Expense), Net

Other expenses, net increased by $1.67 million to $1.72 million for the three months ended March 31, 2024 from $0.04 million in the same period of the last fiscal year, primarily due to legal fees of litigation with FT Global.

Income Tax

Tax provision decreased by $0.03 million for the three months ended March 31, 2024, primarily due to decreased revenue.

Non-controlling Interests

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

Net loss from continue operation

Net loss from continue operation increased by $1.83 million from $2.14 million for the three months ended March 31, 2023 to $3.97 million for the same period of 2024 mainly due to the increase in operating expenses, as discussed above.

Gain on disposal of discontinued operations

Gain on disposal of discontinued operation was $0.65 million for the three months ended March 31, 2024, which was related to the dissolution and deregistration of Chain Cloud Mall Network and Technology (Tianjin) Co., Limited.

 Loss per Share

Basic and diluted loss per share from continuing operations were $0.20 and $0.20 for the three months ended March 31, 2024, respectively, as compared to a loss of $0.14 and $0.14 for the same periods of 2023, respectively. Basic and diluted income per share attributable to discontinued operations was $0.03 and $0.03 for the three months ended March 31, 2024, respectively. Basic and diluted earnings per share attributable to discontinued operations was $0.01 and $0.01 for the three months ended March 31, 2023, respectively.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and restricted cash of $14.89 million, as compared to $19.03 million as of December 31, 2023. The decrease in cash, cash equivalents and restricted cash was mainly due to increased other receivables from the first quarter of 2024.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $36.78 million as of March 31, 2024, a decrease of $0.69 million from working capital of $36.76 million as of March 31, 2023, mainly due to the decrease in current assets and an increase in current liabilities.

Net cash used in operating activities decreased by $2.12 million to $8.15 million for the three months ended March 31, 2024 from $10.33 million for the same period of the last fiscal year. The decrease in net cash used by operating activities was primarily due to decrease in other receivable.

Net cash used in investing activities increased $0.61 million to $0.80 million for the three months ended March 31, 2024 from $0.20 million for the same period of the last fiscal year. It was due to increase in payment for short term investment.

Net cash provided in financing activities for the three months ended March 31, 2024 was $2.55 million representing an increase of $2.61 million, as compared to cash used in financing activities of $0.06 million during the three months ended March 31, 2023. The increase in cash provided by financing activities was mainly due to proceeds from the issuance of common stock from a private placement, net of issuance costs.

Off-balance sheet arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal interim financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We have engaged an outside consultant with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. We also engaged an internal control consulting firm in July 2023 to review, test and improve our internal accounting controls and internal control over financial reporting which has issued a report in early January 2024. We have adopted and are implementing policies, procedures and practices recommended in the report of the consultant and have arranged training of internal control for our employees and management on disclosure controls and procedures. We believe the measures described above will remediate the material weakness from the quarter identified above. The Company continues to make efforts to implementing its existing and newly adopted procedures to improve our disclosure controls and internal controls over financing reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures.

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court”) on February 9, 2021 based on diversity of jurisdiction. On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss. FT Global argues that the Court should deny the Company’s motion to dismiss. However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint. On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan. On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. On April 30, 2021, the Company served FT Global with its Initial Disclosures. On May 6, 2021, FT Global served the Company with its Initial Disclosures. On May 17, 2021, FT Global served the Company with its First Amended Initial Disclosures. On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information. The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the court concluded that additional information can be obtained through discovery. The Company timely filed an answer and defenses to FT Global’s complaint on November 24, 2021. On January 3, 2022 the Company propounded discovery requests upon FT Global, including interrogatories and requests for production of documents. On March 23, 2022, the Company propounded requests for admission upon FT Global. On March 24, 2022, FT Global propounded discovery requests upon the Company, including requests for production of documents and requests for admission. On April 1, 2022, FT Global served its response to the Company’s requests for production of documents. On May 13, 2022, FT Global served its responses to the Company’s interrogatories and requests for admissions. On May 13, 2022, FT Global produced documents in response to the Company’s requests for production of documents. On June 3, 2022, the Company produced documents in response to FT Global’s requests for production of documents. On August 3, 2022, the Company took the deposition of FT Global. On August 4, 2022, FT Global took the deposition of the Company. On August 3, 2022, the Court granted the parties’ Consent Motion to Extend Discovery Period extending the discovery period from August 5, 2022 to September 14, 2022 and the deadline to file dispositive motions to October 12, 2022. On October 12, 2022, the Company filed a motion for summary judgment on all claims asserted by FT Global in this lawsuit. On November 2, 2022, FT Global filed its opposition to the Company’s motion for summary judgment. On November 16, 2022, the Company filed its reply in support of its motion for summary judgment on all claims asserted by FT Global in this lawsuit. On August 31, 2023, the Court entered an Order denying the Company’s motion for summary judgment. On September 20, 2023, the parties filed a joint motion to extend the deadline to file the consolidated pretrial order pending mediation of the case by the parties. On September 21, 2023, the Court granted the parties’ joint motion to extend the deadline to file the consolidated pretrial order to October 27, 2023. On October 16, 2023, the parties mediated the case. On October 24, 2023, the parties filed another joint motion to extend the deadline to file the consolidated pretrial order. On October 27, 2023, the Court granted the parties’ joint motion to extend the deadline to file the consolidated pretrial order to November 17, 2023 and set the case for trial on January 8, 2024. Subsequently, the Court approved an extension of the deadline to file a pretrial order to December 1, 2023. The Court has also rescheduled the trial to commence on April 8, 2024. The trial began on April 8, 2024 and ended on April 11, 2024, on which date the jury returned a verdict in favor of FT Global and the Court entered a judgment awarding FT Global $8,875,265.31. On April 16, 2024, the Court issued an amended judgment, awarding FT Global $10,598,379.93, which includes $7,895,265.31 in damages, $1,723,114.62 in prejudgment interest, and $980,000.00 in attorney’s fees.  The Company filed a post-trial motion challenging the judgment on May 9, 2024 and will continue to vigorously defend the action against FT Global, including by appealing the judgment to the United States Court of Appeals for the Eleventh Circuit if necessary.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the three months ended March 31, 2024 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

May 20, 2024

By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 20, 2024