Form 10-Q
period 2024-09-30
Future FinTech Group Inc.
filed 2024-11-19
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Class	Outstanding at November 16, 2024
Common Stock, $0.001 par value per share	20,747,527

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,519,391	$19,016,198
Short - term investment		959,028
Accounts receivable, net	3,413,565	5,705,877
Advances to suppliers and other current assets	19,210,498	3,829,795
Loan receivables	15,113,651	14,895,086
Other receivables, net	101,491	10,048,248
Amount due from related party	782,579	12,151
Assets related to discontinued operation	-	24,086
TOTAL CURRENT ASSETS	$45,141,175	$54,490,469

Property, plant and equipment, net	$4,523,974	$4,579,116
Right of use assets - operation lease	1,360,998	1,282,111
Intangible assets	546,948	588,982
Debt investment	1,826,640	-
Assets related to discontinued operation	-	72
TOTAL NON-CURRENT ASSETS	8,258,560	6,450,281
TOTAL ASSETS	$53,399,735	$60,940,750

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$1,758,824	$3,301,715
Accrued expenses and other payables	13,509,127	11,774,710
Advances from customers	54,075	303,711
Convertible notes payables	939,334	1,100,723
Lease liability - operation lease	575,159	498,736
Amounts due to related parties	11,123	505,046
Liability related to discontinued operation	-	243,721
TOTAL CURRENT LIABILITIES	$16,847,642	$17,728,362

NON-CURRENT LIABILITIES
Lease liability - operation lease	805,982	797,344
TOTAL NON-CURRENT LIABILITIES	805,982	797,344
TOTAL LIABILITIES	$17,653,624	$18,525,706
Commitments and contingencies (Note 22)
STOCKHOLDER’S EQUITY

Future FinTech Group, Inc, Stockholders’ equity
Common stock, $0.001 par value; 60,000,000 shares authorized; 20,747,527 shares and 17,834,874 shares issued and outstanding as of September 30, 2024 and December 31, 2023 respectively	$20,747	$17,835
Additional paid-in capital	236,693,728	233,890,997
Statutory reserve	98,357	98,357
Accumulated deficits	(195,896,562)	(185,929,662)
Accumulated other comprehensive loss	(3,513,832)	(4,094,276)
Total Future FinTech Group, Inc. stockholders’ equity	37,402,438	43,983,251
Non-controlling interests	(1,656,327)	(1,568,207)
TOTAL STOCKHOLDERS’ EQUITY	35,746,111	42,415,044
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	53,399,735	60,940,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$5,175,454	$23,737,503	$14,501,309	$30,823,203
Cost of revenues-third party	2,930,834	22,076,207	8,315,898	26,007,222
Cost of revenues-related party	730,576	249,718	1,125,971	960,312
Gross profit	1,514,044	1,411,578	5,059,440	3,855,669

Operating Expenses
General and administrative expenses	3,319,583	3,791,578	10,128,419	9,589,211
Research and development expenses	655	16,831	3,029	339,299
Selling expenses	120,929	108,913	539,419	360,150
Impairment loss	-	3,872	-	3,872
Provision (Recovery) of doubtful debts	3,382,819	17,779	3,942,179	(1,152,798)
Total operating expenses	6,823,986	3,938,973	14,613,046	9,139,734

Loss from operations	(5,309,942)	(2,527,395)	(9,553,606)	(5,284,065)

Other (expenses) income
Interest income	253,388	202,493	784,785	903,513
Interest expenses	(45,266)	-	(90,914)	-
Other expense, net	170,279	(55,714)	(1,839,878)	(1,615,846)
Total other expense, net	378,401	146,779	(1,146,007)	(712,333)

Loss from Continuing Operations before Income Tax	(4,931,541)	(2,380,616)	(10,699,613)	(5,996,398)
Income tax provision	-	(10,735)	-	(72,287)
Loss from Continuing Operations	(4,931,541)	(2,391,351)	(10,699,613)	(6,068,685)

Discontinued Operations
Loss from discontinued operations	-	(58,342)	-	(271,786)
(Loss) Gain on disposal of discontinued operations	(844)	-	644,593	105,480

NET LOSS	(4,932,385)	(2,449,693)	(10,055,020)	(6,234,991)
Less: Net Loss attributable to non-controlling interests	(53,666)	(41,393)	(88,120)	(178,223)
Net loss from continued operations attributable to Future Fintech Group, Inc.	$(4,878,719)	$(2,408,300)	$(9,966,900)	$(6,056,768)
Other comprehensive income (loss)
Loss from continued operations	(4,931,541)	(2,391,351)	(10,699,613)	(6,068,685)
Foreign currency translation – continued operations	741,336	134,980	580,444	(979,589)
Unrealized holding losses on available-for-sale securities	-	(114,293)	-	-
Comprehensive loss - continued operation	(4,190,205)	(2,370,664)	(10,119,169)	(7,048,274)
Net (loss) income from discontinued operations	(844)	(58,342)	644,593	(166,306)
Foreign currency translation – discontinued operations	-	9,523	-	39,547
Comprehensive (loss) income - discontinued operation	(844)	(48,819)	644,593	(126,759)
Comprehensive Loss	(4,191,049)	(2,419,483)	(9,474,576)	(7,175,033)
Less: Net loss attributable to non-controlling interests	(53,666)	(41,393)	(88,120)	(178,223)
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	(4,137,383)	(2,378,090)	(9,386,456)	(6,996,810)

Earnings (Loss) per share:
Basic loss per share from continued operation	$(0.24)	$(0.16)	$(0.53)	$(0.40)
Basic earnings per share from discontinued operation	-	-	0.03	(0.01)
	$(0.24)	(0.16)	$(0.50)	$(0.41)

Diluted Earnings (Loss) per share:
Diluted loss per share from continued operation	$(0.24)	(0.16)	$(0.53)	$(0.40)
Diluted earnings per share from discontinued operation	-	-	0.03	(0.01)
	$(0.24)	(0.16)	$(0.50)	$(0.41)
Weighted average number of shares outstanding
Basic	20,131,953	14,645,653	20,092,710	14,645,653
Diluted	20,174,061	14,687,761	20,134,818	14,687,761

*	Reclassification- certain reclassifications have been made to the financial statements for the period ended September 30, 2023 to conform to the presentation for the period ended September 30, 2024, with no effect on previously reported net income (loss).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Future Fintech Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months ended September 30, 2023

						Accumulative
			Additional			Other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	Deficits	income	interests	Total
Balance at June 30, 2023	14,645,653	$14,646	$222,751,657	98,357	$(155,924,902)	$(4,593,257)	$(1,416,410)	$60,930,091
Net loss from continued operation	-	-	-	-	(2,349,958)	-	(41,393)	(2,391,351)
Net loss from discontinued operation	-	-	-	-	(58,342)	-	-	(58,342)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(114,293)	-	(114,293)
Foreign currency translation adjustment	-	-	-	-	-	144,503	-	144,503
Balance at September 30, 2023	14,645,653	$14,646	$222,751,657	98,357	$(158,333,202)	$(4,563,047)	$(1,457,803)	$58,510,608

Three Months ended September 30, 2024

						Accumulative
	Common Stock		Additional paid-in	Statutory	Accumulated	Other comprehensive	Non- controlling
	Shares	Amount	capital	reserve	Deficits	income	interests	Total
Balance at June 30, 2024	19,985,410	$19,985	$236,469,490	98,357	$(191,017,843)	$(4,255,168)	$(1,602,661)	$39,712,160
Net loss from continued operation	-	-	-	-	(4,877,875)	-	(53,666)	(4,931,541)
Issuance of common stocks-conversion of debt	762,117	762	224,238	-	-	-	-	225,000
Disposition of discontinued operation	-	-	-	-	(844)	-	-	(844)
Foreign currency translation adjustment	-	-	-	-	-	741,336	-	741,336
Balance at September 30, 2024	20,747,527	$20,747	$236,693,728	98,357	$(195,896,562)	$(3,513,832)	$(1,656,327)	$35,746,111

Nine Months ended September 30, 2023

						Accumulative
			Additional			Other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	Deficits	income	interests	Total
Balance at December 31, 2022	14,645,653	$14,646	$222,751,657	98,357	$(152,276,434)	$(3,623,005)	$(1,279,580)	$65,685,641
Net loss from continued operation	-	-	-	-	(5,890,462)	-	(178,223)	(6,068,685)
Net loss from discontinued operation					(271,786)			(271,786)
Foreign currency translation adjustment	-	-	-	-	-	(979,589)	-	(979,589)
Disposition of discontinued operation	-	-	-	-	105,480	39,547	-	145,027
Balance at September 30, 2023	14,645,653	$14,646	$222,751,657	98,357	$(158,333,202)	$(4,563,047)	$(1,457,803)	$58,510,608

Nine Months ended September 30, 2024

						Accumulative
			Additional			Other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	Deficits	income	interests	Total
Balance at December 31, 2023	17,834,874	$17,835	$233,890,997	$98,357	$(185,929,662)	$(4,094,276)	$(1,568,207)	$42,415,044
Net loss from continued operation	-	-	-	-	(10,611,493)	-	(88,120)	(10,699,613)
Issuance of common stocks-cash	2,150,536	2,150	2,578,493	-	-	-	-	2,580,643
Issuance of common stocks-conversion of debt	762,117	762	224,238	-	-	-	-	225,000
Disposition of discontinued operation	-	-	-	-	644,593	-	-	644,593
Foreign currency translation adjustment	-	-	-	-	-	580,444	-	580,444
Balance at September 30, 2024	20,747,527	$20,747	$236,693,728	98,357	$(195,896,562)	$(3,513,832)	$(1,656,327)	$35,746,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,055,020)		$(6,234,991)
Net income (loss) from discontinued operation	644,593		(166,306)
Net loss from continuing operations	(10,699,613)		(6,068,685)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	253,607		209,037
Amortization	42,776		42,776
Provision of doubtful debts	3,942,179		20,353
Impairment of short term investment	9,337		3,872
Interest expenses related to convertible note	63,611		-
Changes in operating assets and liabilities
Accounts receivable	2,612,605		4,579,345
Other receivable	9,070,999		(2,904,290)
Advances to suppliers and other current assets	(18,767,416)		2,458,748
Operating lease assets and liabilities	6,174		-
Accounts payable	(1,542,891)		(3,250,767)
Accrued expenses and other payables	1,734,417		(1,346,208)
Advances from customers	(249,636)		(1,170,496)
Net cash used in operating activities from continued operations	(13,523,851)		(7,426,315)
Net cash provided in operating activities from discontinued operations	425,030		1,055,883

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(360,892)		(369,071)
Disposal of property and equipment	203,528		-
Repayment for loan receivable	(140,662)		14,130,632
Debt investment	(1,826,640)		-
Payment for short term investment	946,669		-
Net cash provided by investing activities from continued operations	(1,177,997)		13,761,561

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of issuance costs	2,580,643		-
Notes payable	-		(2,893,184)
Proceeds from amounts due from related parties, net	343,447		249,068
Repayment of amounts due to related parties, net	(1,607,798)		(270,714)
Net cash provided by (used in) financing activities from continued operations	1,316,292		(2,914,830)

Effect of change in exchange rate	463,719		(720,403)

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(12,496,807)		3,755,896
Cash and cash equivalents, from the continuing operations beginning of year	19,016,198		29,648,236
Cash and cash equivalents, from the continuing operations end of year	$6,519,391		$33,404,132
Less: Cash and cash equivalents from the discontinued operations, end of year	-		(64,761)
Cash and cash equivalents, from the continuing operations end of year	6,519,391		33,339,371

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION	6,519,391		33,339,371
Issuance of common stocks (Note 19)	$2,580,643	$
SUPPLEMENTAL CASH FLOW INFORMATION			-
Cash paid for income taxes	$9,249		$67,740

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

The reverse stock split would be reflected in our September 30, 2024 and December 31, 2023 statements of changes in stockholders’ equity, and in per share data for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2024 and the results of operations and cash flows for the periods ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2024. The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date.

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

Discontinued Operations

On June 16, 2023, QR (HK) Limited was dissolved and deregistered.

On December 5, 2023, FTFT PARAGUAY S.A. was dissolved.

On March 7, 2024, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited was dissolved and deregistered.

On September 4, 2024, Tianjin Future Private Equity Fund Management Partnership (Ltd Partnership) was dissolved and deregistered.

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

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. The Company’s operating losses amounted $10.70 million, and it had negative operating cash flows amounted $13.52 million as of September 30, 2024. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has raised funds through issuance of convertible notes and common stock.

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

For the nine months ended September 30, 2024:

	Income	Share	Pre-share amount

Loss from continued operations attributable to Future Fintech Group, Inc.	$(10,611,493)	20,092,710	$(0.53)
Income from discontinued operations attributable to Future Fintech Group, Inc.	644,593	20,092,710	0.03

Basic EPS:
Loss to common stockholders from continuing operations	(10,611,493)	20,092,710	(0.53)
Income available to common stockholders from discontinued operations	$644,593	20,092,710	$0.03

Dilutive EPS:

Warrants	-	42,108
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continued operations attributable to Future Fintech Group, Inc.	(10,611,493)	20,134,818	(0.53)
Diluted earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinued operations	644,593	20,134,818	0.03

For the nine months ended September 30, 2023:

	Income	Share	Pre-share amount

Loss from continued operations attributable to Future Fintech Group, Inc.	$(5,890,462)	14,645,653	$(0.40)
Loss from discontinued operations attributable to Future Fintech Group, Inc.	(166,306)	14,645,653	(0.01)

Basic EPS:
Loss to common stockholders from continuing operations	(5,890,462)	14,645,653	(0.40)
Loss available to common stockholders from discontinued operations	$(166,306)	14,645,653	$(0.01)

Dilutive EPS:

Warrants	-	42,108	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continued operations attributable to Future Fintech Group, Inc.	(5,890,462)	14,687,761	(0.40)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinued operations	(166,306)	14,687,761	(0.01)

For the three months ended September 30, 2024:

	Income	Share	Pre-share amount

Loss from continued operations attributable to Future Fintech Group, Inc.	$(4,877,875)	20,131,953	$(0.24)
Loss from discontinued operations attributable to Future Fintech Group, Inc.	(844)	20,131,953	-

Basic EPS:
Loss to common stockholders from continuing operations	$(4,877,875)	20,131,953	(0.24)
Loss available to common stockholders from discontinued operations	$(844)	20,131,953	$-

Dilutive EPS:

Warrants	-	42,108	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continued operations attributable to Future Fintech Group, Inc.	$(4,877,875)	20,174,061	(0.24)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinued operations	$(844)	20,174,061	-

For the three months ended September 30, 2023:

	Income	Share	Pre-share amount

Net loss from continuing operations attributable to Future Fintech Group, Inc.	$(2,349,958)	14,645,653	$(0.16)
Net loss from discontinuing operations attributable to Future Fintech Group, Inc.	$(58,342)	14,645,653	-

Basic EPS:
Loss available to common stockholders from continuing operations	$(2,349,958)	14,645,653	$(0.16)
Loss available to common stockholders from discontinuing operations	$(58,342)	14,645,653	-

Dilutive EPS:

Warrants	-	42,108
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive	$(2,349,958)	14,687,761	$(0.16)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$(58,342)	14,687,761	-

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

The Company has assessed its accounts receivable including credit term and corresponding all its accounts receivables as of September 30, 2024. Bad debt expense was $3,942,179 and $(1,152,798) during the nine months ended September 30, 2024 and 2023, respectively. Accounts receivables of $1.51 million and $1.42 million have been outstanding for over 90 days as of September 30, 2024 and December 31, 2023, respectively.

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

Revenue recognitions are as follows:

Sales of coals, aluminum ingots, sand and steel

The Company recognize revenue when the receipt of merchandise is confirmed by the customers, which is the point that the title of the goods is transferred to the customer.  Revenue was $0.81 million and $20.27 during the nine months ended September 30, 2024 and 2023, respectively.

Sales agent services for coals, aluminum ingots, sand and steel

For the sale of third-party products where the Company obtains control of the product before transferring it to the customer, the Company recognizes revenue based on the gross amount billed to customers. The Company considers multiple factors when determining whether it obtains control of third-party products, including evaluating if it can establish the price of the product, retains inventory risk for tangible products or has the responsibility for ensuring acceptability of the product. The Company recognizes net revenue from sale of coals and aluminum ingots when no control obtained throughout the transactions.  Revenue was $0.13 million and $0.20 million during the nine months ended September 30, 2024 and 2023, respectively.

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

Depreciation related to property, plant and equipment used in production is reported in cost of sales, and includes amortized amounts related to capital leases. We estimated that the residual value of the Company’s property and equipment ranges from 3% to 5%. Property, plant and equipment are depreciated over their estimated useful lives as follows:

Machinery and equipment	5–10 years
Building	30 years
Furniture and office equipment	3–5 years
Motor vehicles	5 years

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

The exchange rate we used to convert RMB to USD was 7.01:1 and 7.08:1 at the balance sheet dates of September 30, 2024 and December 31, 2023, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert RMB to USD were 7.11:1 and 7.01:1 for nine months ended September 30, 2024 and 2023, respectively.

The exchange rate we used to convert HKD to USD was 7.77:1 and 7.82:1 at the balance sheet dates of September 30, 2024 and December 31, 2023. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert HKD to USD were 7.81:1 and 7.83:1 for nine months ended September 30, 2024 and 2023, respectively.

The exchange rate we used to convert GBP to USD was 0.75:1 and 0.78:1 at the balance sheet dates of September 30, 2024 and December 31, 2023. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert GBP to USD were 0.78:1 and 0.80:1 for nine months ended September 30, 2024 and 2023, respectively.

The exchange rate we used to convert AED to USD was 3.67:1 and 3.66:1 at the balance sheet dates of September 30, 2024 and December 31, 2023. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert AED to USD were 3.66:1 and 3.66:1 for nine months ended September 30 2024 and 2023, respectively.

The exchange rate we used to convert PYG to USD was 7789.90:1 and 7298.63:1 at the balance sheet dates of September 30, 2024 and December 31, 2023. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rate we used to convert PYG to USD was 7464.58:1 and 7250.40:1 for nine months ended September 30 2024 and 2023, respectively.

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

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. In addition, the discounted cash flow model requires the Company to select an appropriate weighted average cost of capital based on current market conditions as of September 30, 2024 and December 31, 2023. A high degree of auditor judgment and an increased extent of effort were required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts. Based upon the assessment, the Company has concluded that goodwill was nil as of September 30, 2024 and December 31, 2023.

Short-term investments

Short-term investments consist primarily of investments in fixed deposits with original maturities between three months and one year and certain investments in wealth management products and other investments that the Company has the intention to redeem within one year. Fair valued or carried at amortized costs. As of September 30, 2024 and December 31, 2023, the short-term investments amounted to nil and $0.96 million, respectively. On March 5, 2024, the Company sold the short – term investments at the amount of $0.95 million, investment loss $0.01 million. Due to fluctuations of the quoted shares included in its investment portfolios, the Company unrealized holding gains on available-for-sale securities of nil and $0.18 million on September 30, 2024 and 2023.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

	September 30,	December 31,
	2024	2023

Supply Chain Financing/Trading	$1,720,589	$3,251,822
Asset management service	1,291,524	1,250,613
Others	401,452	1,203,442
Total accounts receivable, net	$3,413,565	$5,705,877

The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	September 30,	December 31,
	2024	2023

Debtor A	28.00%	21.11%
Debtor B	18.94%	15.35%
Debtor C	11.16%	15.25%
Total accounts receivable, net	58.10%	51.71%

4. OTHER RECEIVABLES

As of September 30, 2024, the balance of other receivables was $0.10 million.

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

5. LOAN RECEIVABLES

As of September 30, 2024, the balance of loan receivables was $15.11 million, which were from third parties.

On March 10, 2022, Future FinTech (Hong Kong) Limited (“FTFT HK”), a wholly owned subsidiary of the Company, entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of $5.00 million to the third party at the annual interest rate of 10% from March 10, 2022 to February 9, 2025. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of May 13, 2024 the Company has received repayment $2.16 million.

On July 14, 2022, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $7.02 million (RMB50 million) to the third party at the annual interest rate of 8% from July 15, 2022 to December 31, 2024, guarantee by Junde Chen. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $4.91 million (RMB35 million). The amount of $2.14 million (RMB15 million) will be repaid before December 31, 2024.

On December 8, 2023, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $4.99 million (RMB35 million) to the third party at the annual interest rate of 5% from December 8, 2022 to December 8, 2024.

On December 8, 2023, Future Fin Tech (Hong Kong) Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Fin Tech (Hong Kong) Limited loaned an amount of $5.00 million to the third party at the annual interest rate of 5% from December 8, 2022 to December 8, 2024.

On August 29, 2024, FUCE Future Supply Chain (Xi’an) Co., Ltd entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FUCE Future Supply Chain (Xi’an) Co., Ltd loaned an amount of $0.14 million (RMB1.00 million) to the third party at the annual interest rate of 12% from August 29, 2024 to November 30, 2024.

As of December 31, 2023, the balance of loan receivables was $14.90 million, which was from a third party.

On March 10, 2022, FTFT HK entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of $5.00 million to the third party at the annual interest rate of 10% from March 10, 2022 to February 9, 2025. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $2.16 million.

On July 14, 2022, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $7.28 million (RMB50 million) to the third party at the annual interest rate of 8% from July 15, 2022 to January 14, 2025, guarantee by Junde Chen. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $5.09 million (RMB35 million). The amount of $2.12 million (RMB15 million) will be repaid before January 14, 2025.

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

6. SHORT - TERM INVESTMENT

As of September 30, 2024, the balance of short - term investment was nil. On March 5, 2024, the Company sold   the short – team investments amount of $0.95 million, with an investment loss $0.01 million.

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

7. ADVANCES TO SUPPLIERS AND OTHER CURRENT ASSETS

The amount of other current assets consisted of the followings:

	September 30,	December 31,
	2024	2023

Prepayments for Supply Chain Financing/Trading	$3,412,610	$2,743,539
Prepaid expenses	11,545,355	29,694
Deposit	595,171	-
Others	3,657,362	1,056,562
Total	$19,210,498	$3,829,795

As of September 30, 2024, prepaid expenses were $11.55 million.

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

On December 6, 2023, Future Fintech (Hong Kong) Limited entered into a “Augmented Reality (AR) Group Development and Service Agreement” with a third-party. Future Fintech (Hong Kong) Limited shall pay $7.08 million. Future Fintech (Hong Kong) Limited provided initial amount of cash deposit to the third party in the amount of $2.50 million. Development shall take 365 man-days. As of September 30, 2024, Future Fintech (Hong Kong) Limited paid the remaining balance $4.58 million.

In addition, other receivables included total $0.10 million prepayments to a third party.

8. DEBT INVESTMENT

As of September 30, 2024, debt investment was $1.83 million.

On May 20, 2024, Future Commercial Management Co., Ltd. entered into a “Debt Transfer Agreement” with a third-party. Future Commercial Management Co., Ltd. paid $0.71 million (RMB5.00 million) to purchase $2.12 million (principal amount RMB7.50 million, interest RMB7.35 million) in debt. The debt has pledge of three properties, amount $2.08 million (RMB8.02 million). The debt is expected to be repaid $1.14 million (RMB8.00 million) within 3 years. The company will perform debt impairment test end of the fiscal year.

On July 4, 2024, Future Commercial Management Co., Ltd., an indirectly wholly owned subsidiary of the Company, entered into a “Entrustment Agreement” with Xi’an Qifeng Future Supply Chain Co., Ltd. (“Xi’an Qifeng”) to entrust Xi’an Qifeng for acquisition of certain debt assets. On September 26, 2024, Xi’an Qifeng through its authorized agent entered into a “Debt Transfer Agreement” with China Zhongxin Financial Assets Management Co., Ltd. Gansu Branch, pursuant to which Future Commercial Management Co., Ltd. paid $1.12 million (RMB7.50 million) to purchase 60% rights and ownership in debt assets which is amount of RMB94.05 million (the total debt assets are of principal amount RMB87.90 million, interest RMB68.84 million). The debt has been pledged with one property amount $5.62 million (RMB39.36 million). The debt has an annual interest rate of 12% and payment requirement of principal $0.07 million (RMB0.5 million) per month until it’s fully repaid. The Company will perform debt impairment test at end of this fiscal year.

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

10. LEASES

The Company’s non-cancellable operating leases consist of leases for office space. The Company is the lessee under the terms of the operating leases. For the nine months ended September 30, 2024, the operating lease cost was $0.56 million.

The Company’s operating leases have remaining lease terms of approximately 35 months. As of September 30, 2024, the weighted average remaining lease term and weighted average discount rate were 2.93 years and 4.80%, respectively.

Maturities of lease liabilities were as follows:

Operating
As of September 30,	Lease
From October 1, 2024 to September 30, 2025	$636,941
From October 1, 2025 to September 30, 2026	375,331
From October 1, 2026 to September 30, 2027	269,050
From October 1, 2027 to September 30, 2028	183,817
Total	$1,465,139
Less: amounts representing interest	$83,998
Present Value of future minimum lease payments	1,381,141
Less: Current obligations	575,159
Long term obligations	$805,982

The Company leases office space and equipment under various short-term operating leases. As permitted by ASC 842, the Company has elected the practical expedient for short-term leases, whereby lease assets and lease liabilities are not recognized on the balance sheet. Short term leases cost was $22,334 for nine months ended September 30, 2024.

11. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2024	2023

Office equipment, fixtures and furniture	$2,174,978	$632,584
Vehicle	751,601	730,998
Building	101,862	146,053
Subtotal	3,028,441	1,509,635
Less: accumulated depreciation and amortization	(782,729)	(715,548)
Construction in progress	2,283,916	3,790,623
Impairment	(5,654)	(5,594)
Total	$4,523,974	$4,579,116

Depreciation expense included in general and administration expenses for the nine months ended September 30, 2024 and 2023 was $253,607 and $209,037, respectively. Depreciation expense included in cost of sales for the nine months ended September 30, 2024 and 2023 was $0 and $0, respectively.

12. INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30,	December 31,
	2024	2023

Trademarks	$128,691	847
System and software	2,531,008	2,730,549
Subtotal	2,659,699	2,731,396
Less: accumulated depreciation and amortization	(349,584)	(311,131)
Less: impairment	(1,763,167)	(1,831,283)
Total	$546,948	$588,982

Amortization expense included in general and administration expenses for the nine months ended September 30, 2024 and 2023 was $42,776 and $42,776, respectively. Amortization expense included in cost of sales for the nine months ended September 30, 2024 and 2023 was $0 and $0, respectively.

The estimated amortization is as follows:

As of September 30,	Estimated amortization expense
From October 1, 2024 to September 30, 2025	$57,035
From October 1, 2025 to September 30, 2026	57,035
From October 1, 2026 to September 30, 2027	57,035
From October 1, 2027 to September 30, 2028	57,035
From October 1, 2028 to September 30, 2029	57,035
Thereafter	76,047
Total	$418,257

Type 1 and Type 2 licenses by Hong Kong Securities and Futures Commission have no expiration date and do not require amortization, amount was $128,691.

13. ACCOUNT PAYABLES

The amount of account payables were consisted of the followings:

	September 30,	December 31,
	2024	2023

Supply Chain Financing/Trading payment	$123	$728,010
Others	1,758,701	2,573,705
Total	$1,758,824	$3,301,715

14. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables consisted of the followings:

	September 30,	December 31,
	2024	2023

Legal fee and other professionals	$543,936	$828,310
Wages and employee reimbursement	400,508	290,487
Provision for legal case	10,598,380	8,875,265
Suppliers	721,447	731,521
Accruals	1,244,856	1,049,127
Total	$13,509,127	$11,774,710

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

15. CONVERTIBLE NOTES PAYABLE

The amount of convertible notes payable consisted of the followings:

	September 30,	December 31,
	2024	2023

Beginning	$1,100,723	$-
Addition	-	1,100,723
Interest expenses	63,611	-
Payment	-	-
Conversion	(225,000)	-
Balance	$939,334	$1,100,723

16. RELATED PARTY TRANSACTION

As of September 30, 2024, the amounts due to the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Ming Yi	11,123	Chief Financial Officer of the Company	Other payables, interest free and payment on demand.
Total	$11,123

As of September 30, 2024, the amounts due from the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Chao Li	1,713	Legal representative of Fengtongxiang Supply Chain (Chengdu) Co., Ltd.	Prepaid expenses, interest free and payment on demand.
Hu Li	20,000	Corporate Secretary (was appointed as our CEO and director on August 5, 2024)	Prepaid expenses, interest free and payment on demand.
Kai Li	58,395	Legal representative of Future Trading Chengdu	Prepaid expenses, interest free and payment on demand.
Chan Siu Kei	702,471	NTAM’s Director	Other payables, interest free and payment on demand.
Total	$782,579

During nine months ended September 30, 2024, the Company had the following transactions with related parties:

Name	Amount	Relationship	Note
JKNDC Limited	$(5,791)	A company owned by the minority shareholder of NTAM	Other income
JKNDC Limited	395,395	A company owned by the minority shareholder of NTAM	Cost of revenue- Asset management service
Nice Talent Partner Limited	347,466	A company owned by the minority shareholder of NTAM	Consultancy fee

As of December 31, 2023, the amount due to the related parties was consisted of the followings:

Name	Amount	Relationship	Note
Chao Li	$73,893	Legal representative of Fengtongxiang Supply Chain (Chengdu) Co., Ltd.	Other payables, interest free and payment on demand.
Ming Yi	29,513	Chief Financial Officer of the Company	Accrued expenses, interest free and payment on demand.
Xiaochen Zhao	124	Legal representative of FTFT Finance UK Limited	Accrued expenses, interest free and payment on demand.
Chan Siu Kei	401,516	NTAM’s Director	Other payables, interest free and payment on demand.
Total	$505,046

As of December 31, 2023, the amount due from the related parties was consisted of the followings:

Name	Amount	Relationship	Note
Kai Xu	$12,151	The legal representative of Fucheng Commercial Group and deputy General Manager of a subsidiary of the Company	Loan receivables*, interest free and payment on demand.
Total	$12,151

During nine months ended September 30, 2023, the Company had the following transactions with related parties:

Name	Amount	Relationship	Note
JKNDC Limited	$(5,744)	A company owned by the minority shareholder of NTAM	Other income
JKNDC Limited	960,312	A company owned by the minority shareholder of NTAM	Cost of revenue- Asset management service payable to JKNDC
Alpha Yield Limited	411,456	A director of NTAM is a shareholder of this company	Consultancy fee payable to Alpha Yield
Nice Talent Partner Limited	344,668	A company owned by the minority shareholder of NTAM	Consultancy fee payable to Nice Talent Partner

*	The related party transactions have been approved by the Company’s Audit Committee.

17. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. The applicable tax rate is 21% in 2024 and 2023. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the nine months ended September 30, 2024 and 2023. For the nine months ended September 3, 2024 and 2023, the Company had current income tax expenses of nil and $72,287, respectively.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the nine months ended September 30, 2024, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE.

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

FTFT Capital investments L.L.C is incorporated in Dubai, United Arab Emirates. The applicable tax rate is nil in Dubai, United Arab Emirates.

Digipay Fintech Limited is incorporated in British Virgin Island. The applicable tax rate is nil in British Virgin Island.

Reconciliation of the differences between the statutory EIT rate applicable to profits of the consolidated entities and the income tax expenses of the Company:

	September 30, 2024	September 30, 2023

Loss before taxation	$(10,699,613)	$(5,996,398)
PRC statutory tax rate	25%	25%
Computed expected benefits	(2,674,903)	(1,499,100)
Others, primarily the differences in tax rates	88,637	39,103
Deferred tax assets losses not recognized	2,586,266	1,532,284
Total	$-	$72,287

18. SHARE BASED COMPENSATION

On February 1, 2023, the Company effected a 1-for-5 reverse stock split of the Company’s issued and authorized shares, and its total authorized shares of common stock reduced from 300,000,000 shares to 60,000,000 shares as a result of reverse stock split.

Restricted net assets

PRC laws and regulations permit payments of dividends by the Company’s subsidiaries incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiaries incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless the reserve has reached 50% of their respective registered capital. Furthermore, registered share capital and capital reserve accounts are also restricted from distribution. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiaries incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends. The restriction amounted to $25.12 million (RMB176,034,880) as of September 30, 2024. Except for the above or disclosed elsewhere, there is no other restriction on the use of proceeds generated by the Company’s subsidiaries to satisfy any obligations of the Company.

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

Common stocks issued in connection with the convertible notes

On December 27, 2023, the Company entered into a Securities Purchase Agreement with Streeterville Capital, LLC, a Utah limited liability company (the “Lender”), pursuant to which the Company sold and issued to the Lender a Convertible Promissory Note (the “Note”) in the principal amount of $1,100,000.

On July 3, 2024, that Lender elects to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 136,649, amount $50,000,  at a price of $0.3659 per share.

On July 18, 2024, that Lender elects to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 217,139, amount $75,000,  at a price of $0.3454 per share.

On August 26, 2024, that Lender elects to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 408,329, amount $100,000,  at a price of $0.2449 per share.

20. DISCONTINUED OPERATIONS

On June 16, 2023, QR (HK) Limited was dissolved and deregistered.

On December 5, 2023, FTFT PARAGUAY S.A. was dissolved.

On March 7, 2024, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited was dissolved and deregistered.

On September 4, 2024, Tianjin Future Private Equity Fund Management Partnership (Ltd Partnership) was dissolved and deregistered.

Loss from discontinued operations for September 30, 2024 and 2023 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
REVENUES	$-	$16,222	$-	$133,478
COST OF SALES	-	36,942	-	131,485
GROSS PROFIT	-	(20,720)	-	1,993

OPERATING EXPENSES:
General and administrative	-	37,966	-	264,772
Research and Development expenses	-	-	-	2,589
Selling expenses	-	-	-	4,962
Total	-	37,966	-	272,323

OTHER INCOME (EXPENSE)
Interest income	-	36	-	53
Interest expense	-		-
Other expense (income)	-	308	-	(1,509)
Total	-	344	-	(1,456)
Loss from discontinued operations before income tax	-	(58,342)	-	(271,786)
Income tax provision	-	-	-	-
Loss from discontinued operation before noncontrolling interest	$-	$-	$-	$-
(Loss) Gain on disposal of discontinued operations	(844)	-	644,593	105,480
Less: Net loss attributable to non-controlling interests	-	-	-	-
(LOSS) INCOME FROM DISCONTINUED OPERATION	$(844)	$(58,342)	$644,593	$(166,306)

The major components of assets and liabilities related to discontinued operations are summarized below:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$-	$16,080
Other receivables	-	49
Advances to suppliers and other current assets	-	7,957
Total current assets related to discontinued operations	$-	$24,086
	-
Property, plant and equipment, net	-	72
Total assets related to discontinued operations	$-	$24,158

Accounts payable	$-	$18,346
Accrued expenses and other payables	-	222,771
Advances from customers	-	2,604
Total liabilities related to discontinued operations	$-	$243,721

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

Three months ended September 30, 2024

	Supply Chain Financing/ Trading	Asset management service	Others	Total
Reportable segment revenue	$428,875	$3,710,415	$1,036,164	$5,175,454
Inter-segment loss	-	-	-	-
Revenue from external customers	428,875	3,710,415	1,036,164	5,175,454
Segment gross profit	$36,776	$960,290	$516,978	$1,514,044

Three months ended September 30, 2023

	Supply Chain Financing/ Trading	Asset management service	Others	Total
Reportable segment revenue	$19,991,243	$3,272,585	$473,675	$23,737,503
Inter-segment loss	-	-	-	-
Revenue from external customers	19,991,243	3,272,585	473,675	23,737,503
Segment gross profit	$59,050	$1,139,039	$213,489	$1,411,578

Nine months ended September 30, 2024

	Supply Chain Financing/ Trading	Asset management service	Others	Total
Reportable segment revenue	$935,313	$11,875,338	$1,690,658	$14,501,309
Inter-segment loss	-	-	-	-
Revenue from external customers	935,313	11,875,338	1,690,658	14,501,309
Segment gross profit	$142,878	$3,935,458	$981,104	$5,059,440

Nine months ended September 30, 2023

	Supply Chain Financing/ Trading	Asset management service	Others	Total
Reportable segment revenue	$20,472,036	$9,690,714	$660,453	$30,823,203
Inter-segment loss	-	-	-	-
Revenue from external customers	20,472,036	9,690,714	660,453	30,823,203
Segment gross profit	$234,550	$3,320,498	$300,621	$3,855,669

Loss before Income Tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Supply chain financing/trading	$3,476,679	$(39,448)	$3,100,299	$28,975
Asset management service	1,145,304	1,061,837	4,186,169	2,745,994
Others	823,083	(409,926)	3,239,413	175,803
Corporate and Unallocated	1,000,519	3,179,731	5,233,172	6,901,295
Total operating expenses and other expenses	6,445,585	3,792,194	15,759,053	9,852,067
Loss before Income Tax	$(4,931,541)	$(2,380,616)	$(10,699,613)	$(5,996,398)

Segment assets:

	September 30, 2024	December 31, 2023
Supply chain financing/trading	14,598,742	12,437,136
Asset management service	3,729,931	3,640,811
Others	24,735,769	23,831,103
Corporate and Unallocated	10,335,293	21,007,542
Assets related to discontinued operation	-	24,158
Total assets	53,399,735	60,940,750

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court”) on February 9, 2021 based on diversity of jurisdiction. On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss. FT Global argues that the Court should deny the Company’s motion to dismiss. However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint. On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan. On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. On April 30, 2021, the Company served FT Global with its Initial Disclosures. On May 6, 2021, FT Global served the Company with its Initial Disclosures. On May 17, 2021, FT Global served the Company with its First Amended Initial Disclosures. On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information. The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the court concluded that additional information can be obtained through discovery. The Company timely filed an answer and defenses to FT Global’s complaint on November 24, 2021. On January 3, 2022 the Company propounded discovery requests upon FT Global, including interrogatories and requests for production of documents. On March 23, 2022, the Company propounded requests for admission upon FT Global. On March 24, 2022, FT Global propounded discovery requests upon the Company, including requests for production of documents and requests for admission. On April 1, 2022, FT Global served its response to the Company’s requests for production of documents. On May 13, 2022, FT Global served its responses to the Company’s interrogatories and requests for admissions. On May 13, 2022, FT Global produced documents in response to the Company’s requests for production of documents. On June 3, 2022, the Company produced documents in response to FT Global’s requests for production of documents. On August 3, 2022, the Company took the deposition of FT Global. On August 4, 2022, FT Global took the deposition of the Company. On August 3, 2022, the Court granted the parties’ Consent Motion to Extend Discovery Period extending the discovery period from August 5, 2022 to September 14, 2022 and the deadline to file dispositive motions to October 12, 2022. On October 12, 2022, the Company filed a motion for summary judgment on all claims asserted by FT Global in this lawsuit. On November 2, 2022, FT Global filed its opposition to the Company’s motion for summary judgment. On November 16, 2022, the Company filed its reply in support of its motion for summary judgment on all claims asserted by FT Global in this lawsuit. On August 31, 2023, the Court entered an Order denying the Company’s motion for summary judgment. On September 20, 2023, the parties filed a joint motion to extend the deadline to file the consolidated pretrial order pending mediation of the case by the parties. On September 21, 2023, the Court granted the parties’ joint motion to extend the deadline to file the consolidated pretrial order to October 27, 2023. On October 16, 2023, the parties mediated the case. On October 24, 2023, the parties filed another joint motion to extend the deadline to file the consolidated pretrial order. On October 27, 2023, the Court granted the parties’ joint motion to extend the deadline to file the consolidated pretrial order to November 17, 2023 and set the case for trial on January 8, 2024. Subsequently, the Court approved an extension of the deadline to file a pretrial order to December 1, 2023. The Court has also rescheduled the trial to commence on April 8, 2024. The trial began on April 8, 2024 and ended on April 11, 2024, on which date the jury returned a verdict in favor of FT Global and the Court entered a judgment awarding FT Global $8,875,265.31. On April 16, 2024, the Court issued an amended judgment, awarding FT Global $10,598,379.93, which includes $7,895,265.31 in damages, $1,723,114.62 in prejudgment interest, and $980,000.00 in attorney’s fees.  The Company filed a post-trial motion challenging the judgment on May 9, 2024, which remains pending before the Court. The Company will continue to vigorously defend the action against FT Global, including by appealing the judgment to the United States Court of Appeals for the Eleventh Circuit if necessary. FT Global has registered the judgment in the Southern District of New York (“NY Court”), where FT Global has brought a motion requiring the Company (the “Defendant”) to turn over its stock in its subsidiary companies.  The Company has filed an opposition to the motion, arguing that according to the New York statute the Court should first determine that the value of the stock in the subsidiary is insufficient to satisfy the judgment as the Company believe the request for turnover is premature before a valuation hearing. On August 28, 2024, NY Court granted FT Global’s motion for turnover of Defendant’s shares in Defendant’s wholly-owned subsidiaries as Defendant 1) failed to satisfy the $10.8 million judgment rendered in the Northern District of Georgia and registered in the Southern District of New York, and 2) is in possession of money and property in which it has an interest. The NY Court ordered Defendant shall turn over the shares, membership, or limited partnership interests in all of its subsidiaries, and the corporate seals of its China and Hong Kong-based subsidiaries, to the U.S. Marshal for auction or sale until the judgment is satisfied. The Company will continue to vigorously defend the action against FT Global, including by appealing the order of the NY Court to the United States Court of Appeals for the Second Circuit

23. RISKS AND UNCERTAINTIES

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

Customer concentration risk

For nine months ended September 30, 2024, three customers accounted for 43.94%, 20.04 and 12.60% of the Company’s total revenues. For nine months ended September 30, 2023, two customers accounted for 60.90% and 27.91%of the Company’s total revenues.

Vendor concentration risk

For nine months ended September 30, 2024, two vendors accounted for 31.12% and 20.37% of the Company’s total purchases. For nine months ended September 30, 2023, one vendor accounted for 67.23% of the Company’s total purchases.

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

The Company currently has eight directly controlled subsidiaries: DigiPay FinTech Limited (“DigiPay”), a company incorporated under the laws of the British Virgin Islands, Future FinTech (Hong Kong) Limited, a company incorporated under the laws of Hong Kong, GlobalKey Shared Mall Limited, a company incorporated under the laws of Cayman Islands (“GlobalKey Shared Mall”), FTFT UK Limited, a company incorporated under the laws of United Kingdom, Future Fintech Digital Capital Management, LLC, a company incorporated under the laws of Connecticut, Future Fintech Digital Number One GP, LLC, a company incorporated under the laws of Connecticut, Future FinTech Labs Inc., a company incorporated under the laws of New York, and FTFT SuperComputing Inc. a company incorporated under the laws of Ohio.

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

NTAM’s main revenue is generated from providing professional advice to clients and management fees for managing the investment of the clients. As of September 30, 2024, NTAM has approximately US$367 million assets under its management.

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

Impact of COVID-19 on our business

In December 2019, a novel strain of coronavirus was reported and has spread throughout China and other parts of the world. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. In early 2020, Chinese government took emergency measures to combat the spread of the virus, including quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China. In response to the evolving dynamics related to the COVID-19 outbreak, the Company was following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our offices in China were closed and the employees worked from home at the end of January 2020 until late March 2020. The quarantines, travel restrictions, and the temporary closure of office buildings materially negatively impacted our business. Any new variant and outbreak of COVID-19 might disrupt our supply chain, logistics providers, customers or our marketing activities , which could materially adversely impact our business and results of operations. There were outbreaks in various cities and provinces in China due to Omicron variant, such as Xi’an city, Hong Kong, Shanghai, Beijing and other cities in 2022, which have resulted quarantines, travel restrictions, and temporary closure of office buildings and facilities in these cities. In December 2022, the Chinese government eased its strict zero COVID-19 policy which resulted in a surge of new COVID-19 cases during December 2022 and January 2023, which has disrupted our business operations in China. The Company’s promotion strategy of CCM Shopping Mall previously mainly relied on the training of members and distributors through meetings and conferences. Chinese government put a restriction on large gatherings in 2020 and 2021, which made the promotion strategy for our online e-commerce platforms difficult to implement and the Company experienced difficulties to subscribe new members for its online e-commerce platforms. Since 2021, CCM generated minimal revenue and business for the Company. The Company started a process to close it down in November 2023 and completed deregistration and dissolution of the VIE with local authority on March 7, 2024.

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

Results of Operations

Comparison of Three Months ended September 30, 2024 and 2023:

Revenue

The following table presents our consolidated revenues for the three months ended September 30, 2024 and 2023, respectively:

	Three months ended September 30,		Change
	2024	2023	Amount	%
Asset management service	3,710,415	3,272,585	437,830	13.38%
Supply Chain Financing/Trading	428,875	19,991,243	(19,562,368)	(97.85)%
Others	1,036,164	473,675	562,489	118.75%
Total	$5,175,454	$23,737,503	$(18,562,049)	(78.20)%

Revenue for the three months ended September 30, 2024 decreased to approximately $5.18 million from approximately $23.74 million for the same period of the last year. The decrease in revenue for the three months ended September 30, 2024 was primarily due to decrease revenue from supply chain financing/trading, as the real estate, infrastructure and overall economy in China have slowed down in 2024. The demand for sand and steel has dropped during three months ended September 30, 2024 comparing to the same period of 2023, and coal price has decreased in China and the market demand has also decreased during the third quarter 2024 as comparing to the same period of 2023.

Asset management service revenues increased $0.44 million from $3.27 million for the three months ended September 30, 2023 to $3.71 million for the same period of 2024, as the Company hired more seasoned account managers to boost the services and the revenues.

Other revenues increased from $0.47 million for the three months ended September 30, 2023 to $1.04 million for the same period of 2024, mainly due to the increased debt recovery consulting service fee as well as U.S. dollar bond service income of approximately $0.50 million, as we did not have such income in the third quarter 2023.

Gross Profit and Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenue, for the three months ended September 30, 2024 and 2023, respectively:

	Three months ended September 30,
	2024		2023
	Gross profit	Gross margin	Gross profit	Gross margin
Asset Management Service	960,290	25.88%	1,139,039	34.81%
Supply Chain Financing/Trading	36,776	8.57%	59,050	0.30%
Others	516,980	49.89%	213,489	45.07%
Total	$1,514,046	29.25%	$1,411,578	5.95%

Overall gross profit increased to $1.51 million for three months ended September 30, 2024 from $1.41 million for the same period of 2023.   The increase is mainly due to the increase of gross profit from others business which is in line with the increase of revenues for such business segment during the third quarter of 2024. Overall gross margin as a percentage of revenue was 29.25% for the three months ended September 30, 2024, an increase of 22.42% from 5.95% for the same period of last fiscal year, mainly due to higher profit margin from supply chain financing/trading business and other businesses for the three months ended September 30, 2024, comparing to the same period of 2023, which was mainly due to higher supply chain financing/trading cost in 2023, and    the increased debt recovery consulting service fee as well as U.S. dollar bond service income of approximately $0.50 million in third quarter of 2024 as we did not have such income in the third quarter 2023.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended September 30, 2024 and 2023, respectively: (in thousands)

	Third quarter of 2024		Third quarter of 2023
	Amount	% of revenue	Amount	% of revenue
General and administrative	$3,320	64.15%	$3,792	15.97%
Research and Development expenses	1	0.02%	17	0.07%
Selling expenses	121	2.34%	109	0.46%
Impairment Loss	-	-	4	0.02%
Bad debt provision	3,383	65.37%	18	0.08%
Total operating expenses	$6,825	131.88%	$3,940	16.60%

General and administrative expenses decreased by $0.47 million, or 12.45%, to $3.32 million for the three months ended September 30, 2024, from $3.79 million for the same period of last fiscal year. The decrease in general and administrative expenses was mainly due to decreased professional service fees and rental fee.

Selling expenses increased by $0.01 million during the three months ended September 30, 2024, compared to the same period of last fiscal year.

Bad debt provision increased by $3.37 million during the three months ended September 30, 2024, compared to the same period of last fiscal year. The increase was due to bad debt recovery recognized in previous years and a different bad debt provision accounting treatment method used in 2024.

The Company recorded $655 of research and development expenses. Research and development expenses include salaries, contracted services, as well as the related expenses of our research and product development team, and expenditures relating to our efforts to develop, design new products and services, and enhance our existing products and services to our clients. Research and development expenses decreased by $0.02 million during the three months ended September 30, 2024, compared to the same period of last fiscal year. The decrease in research and development expenses was mainly due to decreased salaries.

Other Income (Expense), Net

Other expenses, net increased by $0.23 million to $0.38 million for the three months ended September 30, 2024 from $0.15 million in the same period of the last fiscal year, primarily due to change of foreign currency exchange rate and impact of exchange gains and losses.

Income Tax

Tax provision decreased by $10,735 for the three months ended September 30, 2024, primarily due to decreased revenue.

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

Net loss from continue operation

Net loss from continue operation increased by $2.54 million from $2.39 million for the three months ended September 30, 2023 to $4.93 million for the same period of 2024 mainly due to the increase in operating expenses, as discussed above.

Comparison of Nine Months ended September 30, 2024 and 2023:

Revenue

The following table presents our consolidated revenues for the nine months ended September 30, 2024 and 2023, respectively:

	Nine months ended September 30,		Change
	2024	2023	Amount	%
Asset management service	11,875,338	9,690,714	2,184,624	22.54%
Supply Chain Financing/Trading	935,313	20,472,036	(19,536,723)	(95.43)%
Others	1,690,659	660,454	1,030,205	155.98%
Total	$14,501,310	$30,823,204	$(16,321,894)	(52.95)%

Revenue for the nine months ended September 30, 2024 decreased to approximately $14.5 million from approximately $30.82 million for the same period of the last year. The decrease in revenue for the nine months ended September 30, 2024 was primarily due to decrease revenue from supply chain financing/trading, as the real estate, infrastructure and overall economy in China have slowed down in 2024. The demand for sand and steel has dropped during nine months ended September 30, 2024 comparing to the same period of 2023, and coal price has decreased in China and the market demand has also decreased during three quarters in 2024 as comparing to the same period of 2023.

Asset management service increased $2.18 million from $9.69 million for the nine months ended September 30, 2023 to $11.88 million for the same period of 2024. It was due to the Company hired more seasoned account managers to boost the services and the revenues.

Other revenues increased from $0.66 million for the nine months ended September 30, 2023 to $1.69 million for the same period of 2024, mainly due to the increased debt recovery consulting service fee as well as U.S. dollar bond service income of approximately $0.60 million and cryptocurrency mining service income of $0.65 million, as we did not have such income in 2023.

Gross Profit and Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the nine months ended September 30, 2024 and 2023, respectively:

	Nine months ended September 30,
	2024		2023
	Gross profit	Gross margin	Gross profit	Gross margin
Asset management service	3,935,458	33.14%	3,320,498	34.26%
Supply Chain Financing/Trading	142,878	15.28%	234,550	1.15%
Others	981,105	58.03%	300,621	45.52%
Total	$5,059,441	34.89%	$3,855,669	12.51%

Overall gross profit increased to $5.06 million for nine months ended September 30, 2024 from $3.86 million for the same period of 2023. The increase is mainly due to others including debt recovery consulting service fee as well as U.S. dollar bond service income of approximately $0.60 million and cryptocurrency mining service income of $0.65 million, as we did not have such income in 2023. Overall gross margin as a percentage of revenue was 34.89% for the nine months ended September 30, 2024, an increase of 22.38% from 12.51% for the same period of last fiscal year, mainly due to higher profit margin from supply chain financing/trading business for the nine months ended September 30, 2024, comparing to the same period of 2023, which was mainly due to higher supply chain financing/trading cost in 2023.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the nine months ended September 30, 2024 and 2023, respectively: (in thousands)

	Nine months ended September 30, 2024		Nine months ended September 30, 2023
	Amount	% of revenue	Amount	% of revenue
General and administrative	$10,128	69.84%	$9,589	31.11%
Research and Development expenses	3	0.02%	339	1.10%
Selling expenses	539	3.72%	360	1.17%
Impairment Loss	-	-	4	0.01
Bad debt provision	3,942	27.18%	(1,153)	(3.74)%
Total operating expenses	$14,612	100.77%	$9,139	29.65%

General and administrative expenses increased by $0.54 million, or 5.62%, to $10.13 million for the nine months ended September 30, 2024 from $9.59 million for the same period of last fiscal year. The increase in general and administrative expenses was mainly due to increased professional service fees for lawyers for litigation with FT Global and internal control training fees.

Selling expenses increased by $0.18 million during the nine months ended September 30, 2024, compared to the same period of last fiscal year. The increase in selling expenses was mainly due to increased employees’ salaries.

Bad debt provision increased by $5.09 million during the nine months ended September 30, 2024, compared to the same period of last fiscal year. The increase was due to bad debt recovery recognized in previous years and a different bad debt provision accounting treatment method used in 2024.

The Company recorded $3,029 of research and development expenses during nine months ended September 30, 2024. Research and development expenses include salaries, contracted services, as well as the related expenses of our research and product development team, and expenditures relating to our efforts to develop, design new products and services, and enhance our existing products and services to our clients. Research and development expenses decreased by $0.34 million during the nine months ended September 30, 2024, compared to the same period of last fiscal year. The decrease in research and development expenses was mainly due to decreased salaries.

Other Income (Expense), Net

Other expenses, net increased by $0.43 million to $1.15 million for the nine months ended September 30, 2024 from $0.71 million in the same period of the last fiscal year, primarily due to primarily due to civil penalty payments for the settlement with the Securities and Exchange Commission, and change of foreign currency exchange rate and impact of exchange gains and losses.

Income Tax

Tax provision decreased by $0.07 million for the nine months ended September 30, 2024, primarily due to decreased revenue.

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

Net loss from continue operation

Net loss from continue operation increased by $4.63 million from $6.07 million for the nine months ended September 30, 2023 to $10.70 million for the same period of 2024 mainly due to the increase in operating expenses, as discussed above.

Gain on disposal of discontinued operations

Gain on disposal of discontinued operation was $0.64 million for the nine months ended September 30, 2024, which was related to the dissolution and deregistration of Chain Cloud Mall Network and Technology (Tianjin) Co., Limited and Tianjin Future Private Equity Fund Management Partnership (Ltd Partnership).

Loss per Share

Basic and diluted loss per share from continuing operations were $0.53 and $0.53 for the nine months ended September 30, 2024, respectively, as compared to a loss of $0.40 and $0.40 for the same periods of 2023, respectively. Basic and diluted income per share attributable to discontinued operations was $0.03 and $0.03 for the nine months ended September 30, 2024, respectively. Basic and diluted loss per share attributable to discontinued operations was $0.01 and $0.01 for the nine months ended September 30, 2023, respectively.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and restricted cash of $6.52 million, as compared to $19.02 million as of December 31, 2023. The decrease in cash, cash equivalents and restricted cash was mainly due to increased other current asset from the nine months ended September 30, 2024.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $28.29 million as of September 30, 2024, a decrease of $10.85 million from working capital of $39.14 million as of September 30, 2023, mainly due to the decrease in current assets and an increase in current liabilities.

Net cash used in operating activities increased by $6.10 million to $13.52 million for the nine months ended September 30, 2024 from $7.43 million for the same period of the last fiscal year. The increase in net cash used by operating activities was primarily due to increase in advances to suppliers and other current assets.

Net cash used in investing activities increased $14.94 million to $1.18 million for the nine months ended September 30, 2024 from positive $13.76 million for the same period of the last fiscal year. It was due to decrease in repayment for loan receivable.

Net cash provided in financing activities for the nine months ended September 30, 2024 was $1.32 million representing an increase of $4.23 million, as compared to cash used in financing activities of $2.91 million during the nine months ended September 30, 2023. The increase in cash provided by financing activities was mainly due to proceeds from the issuance of common stock from a private placement, net of issuance costs.

Off-balance sheet arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal interim financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court”) on February 9, 2021 based on diversity of jurisdiction. On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On March 23, 2021, FT Global filed its response to the Company’s motion to dismiss. FT Global argues that the Court should deny the Company’s motion to dismiss. However, if the Court is inclined to grant the Company’s motion to dismiss, FT Global requested that the Court permit it to file an amended complaint. On April 8, 2021, the parties filed a Joint Preliminary Report and Discovery Plan. On April 12, 2021, the Court approved the Joint Preliminary Report and Discovery Plan and issued a Scheduling Order placing this case on a six-month discovery tract. On April 30, 2021, the Company served FT Global with its Initial Disclosures. On May 6, 2021, FT Global served the Company with its Initial Disclosures. On May 17, 2021, FT Global served the Company with its First Amended Initial Disclosures. On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information. The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the court concluded that additional information can be obtained through discovery. The Company timely filed an answer and defenses to FT Global’s complaint on November 24, 2021. On January 3, 2022 the Company propounded discovery requests upon FT Global, including interrogatories and requests for production of documents. On March 23, 2022, the Company propounded requests for admission upon FT Global. On March 24, 2022, FT Global propounded discovery requests upon the Company, including requests for production of documents and requests for admission. On April 1, 2022, FT Global served its response to the Company’s requests for production of documents. On May 13, 2022, FT Global served its responses to the Company’s interrogatories and requests for admissions. On May 13, 2022, FT Global produced documents in response to the Company’s requests for production of documents. On June 3, 2022, the Company produced documents in response to FT Global’s requests for production of documents. On August 3, 2022, the Company took the deposition of FT Global. On August 4, 2022, FT Global took the deposition of the Company. On August 3, 2022, the Court granted the parties’ Consent Motion to Extend Discovery Period extending the discovery period from August 5, 2022 to September 14, 2022 and the deadline to file dispositive motions to October 12, 2022. On October 12, 2022, the Company filed a motion for summary judgment on all claims asserted by FT Global in this lawsuit. On November 2, 2022, FT Global filed its opposition to the Company’s motion for summary judgment. On November 16, 2022, the Company filed its reply in support of its motion for summary judgment on all claims asserted by FT Global in this lawsuit. On August 31, 2023, the Court entered an Order denying the Company’s motion for summary judgment. On September 20, 2023, the parties filed a joint motion to extend the deadline to file the consolidated pretrial order pending mediation of the case by the parties. On September 21, 2023, the Court granted the parties’ joint motion to extend the deadline to file the consolidated pretrial order to October 27, 2023. On October 16, 2023, the parties mediated the case. On October 24, 2023, the parties filed another joint motion to extend the deadline to file the consolidated pretrial order. On October 27, 2023, the Court granted the parties’ joint motion to extend the deadline to file the consolidated pretrial order to November 17, 2023 and set the case for trial on January 8, 2024. Subsequently, the Court approved an extension of the deadline to file a pretrial order to December 1, 2023. The Court has also rescheduled the trial to commence on April 8, 2024. The trial began on April 8, 2024 and ended on April 11, 2024, on which date the jury returned a verdict in favor of FT Global and the Court entered a judgment awarding FT Global $8,875,265.31. On April 16, 2024, the Court issued an amended judgment, awarding FT Global $10,598,379.93, which includes $7,895,265.31 in damages, $1,723,114.62 in prejudgment interest, and $980,000.00 in attorney’s fees.  The Company filed a post-trial motion challenging the judgment on May 9, 2024, which remains pending before the Court. The Company will continue to vigorously defend the action against FT Global, including by appealing the judgment to the United States Court of Appeals for the Eleventh Circuit, if necessary. FT Global has registered the judgment in the Southern District of New York (“NY Court”), where FT Global has brought a motion requiring the Company to turn over its stock in its subsidiary companies.  The Company has filed an opposition to the motion, arguing that according to the New York statute the Court should first determine that the value of the stock in the subsidiary is insufficient to satisfy the judgment as the Company believe the request for turnover is premature before a valuation hearing. On August 28, 2024, NY Court granted FT Global’s motion for turnover of Defendant’s shares in Defendant’s wholly-owned subsidiaries as Defendant 1) failed to satisfy the $10.8 million judgment rendered in the Northern District of Georgia and registered in the Southern District of New York, and 2) is in possession of money and property in which it has an interest. The NY Court ordered Defendant shall turn over the shares, membership, or limited partnership interests in all of its subsidiaries, and the corporate seals of its China and Hong Kong-based subsidiaries, to the U.S. Marshal for auction or sale until the judgment is satisfied. The Company will continue to vigorously defend the action against FT Global, including by appealing the order of the NY Court to the United States Court of Appeals for the Second Circuit.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the nine months ended September 30, 2024 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

November 19, 2024

By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Financial and Accounting Officer)

November 19, 2024