Form 10-K
period 2024-12-31
Future FinTech Group Inc.
filed 2025-04-15
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant, based upon the closing price of $0.48 per share for shares of the registrant’s Common Stock on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NASDAQ Capital Market, was approximately $7.54 million. (The Company effected a 1 for 10 reverse stock split on April 1, 2025)

The number of shares of Common Stock outstanding as of April 11, 2025 was 3,050,770.

Auditor Firm ID:	6901	Auditor Name:	Fortune CPA, Inc.	Auditor Location:	California

FUTURE FINTECH GROUP INC.

Annual Report on Form 10-K for Fiscal Year Ended December 31, 2023

i

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Annual Report”) of Future Fintech Group, Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our”, “the Company” or “Future FinTech”) includes forward-looking statements regarding, among other things, Future FinTech’s plans, strategies and prospects, both business and financial. Although Future FinTech believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Future FinTech cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” from time to time in Future FinTech’s filings with the SEC. Many of the forward-looking statements contained in this presentation may be identified by the use of forward-looking words such as “believe”, “expect”, “anticipate”, “should”, “planned”, “will”, “may”, “intend”, “estimated”, “aim”, “on track”, “target”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “seek”, “would”, “could”, “continue”, “ongoing”, “upside”, “increases” and “potential”, among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this presentation are set forth in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

●	fluctuations in the supply of products from our suppliers;

●	the expected growth of the supply chain financing industry in China, brokerage and investment banking business in Hong Kong and global financial technology industry;

●	changes in general economic conditions and conditions adversely affecting the businesses in which Future FinTech is engaged;

●	changes in U.S., China and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing for our operations and investments;

●	our success in implementing our business strategy, integrating the business that we have recently acquired and introducing new products and services;

●	our ability to attract and retain customers;

●	development of our litigation with FT Global Capital, Inc.;

●	impact of competitive activities on our business;

●	the result of future financing efforts;

●	risks associated with conducting business internationally and especially in the People’s Republic of China (“PRC”, or “China”), including currency fluctuations and devaluation, currency restrictions, local laws and restrictions and possible social, political and economic instability; and

●	other economic, financial and regulatory factors beyond the Company’s control.

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

Summary of Significant Risk Factors

The following is a summary of significant risk factors and uncertainties that may affect our business, which are discussed in more detail below in “Part I—Item 1A—Risk Factors” included in this Annual Report on Form 10-K:

Risks Related to Our Business

●	We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations and cause the value of our securities to significantly decline or be worthless. (see page 22 of this report)

●	An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations and financial results. (see page 23 of this report)

●	The supply chain financing service industry is an emerging and rapidly evolving industry in China and we might not achieve the development as we expected. (see page 24 of this report)

●	The supply chain financing service industry is increasingly competitive in China. If we fail to compete effectively, we may lose our customers and partners, which could materially and adversely affect our business, financial condition and results of operations. (see page 24 of this report)

●	We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents. (see page 27 of this report)

●	Our business depends on internet, our websites, network infrastructure and processing system. (see page 26 of this report)

Risks Related to Doing Business in the PRC

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations. (see page 28 of this report)

●	Uncertainties and quick change in the interpretation and enforcement of Chinese laws and regulations with little advance notice could result in a material and negative impact our business operations, decrease the value of our shares of common stock and limit the legal protections available to us. (see page 30 of this report)

●	The Chinese government exerts substantial influence over the manner in which we must conduct our business as well as more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, and may intervene or influence our operations at any time, which could result in a material change in our operations, and significantly limit or completely hinder our ability to offer or continue to offer securities to investors and, and cause the value of our shares of common stock to significantly decline or be worthless. (see page 31 of this report)

●	There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. (see page 32 of this report)

●	We could be restricted from paying dividends to shareholders due to PRC laws and other contractual requirements. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, and the WFOE, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets. (see page 33 of this report)

●	The Holding Foreign Companies Accountable Act, or the HFCA Act, and the related regulations are evolving quickly. Further implementations and interpretations of or amendments to the HFCA Act or the related regulations, or a PCOAB’s determination of its lack of sufficient access to inspect our auditor, might pose regulatory risks to and impose restrictions on us because of our operations in mainland China. A potential consequence is that our shares of common stock may be delisted by the exchange. The delisting of our common stock, or the threat of our common stock being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct full inspections of our auditor deprives our investors of the benefits of such inspections. (see page 36 of this report)

●	The filing with the China Securities Regulatory Commission (“CSRC”) is required in connection with any offering under New Overseas Listing Rules, and we currently are not in compliance with such rules and we may face sanctions and penalties by the CSRC or other PRC regulatory agencies for failure to timely file with the CSRC. (see page 35 of this report)

Risks Related to Our Common Stock

●	We are authorized to issue blank check preferred stock, which may be issued without shareholder approval and which may adversely affect the rights of holders of our Common Stock. (see page 37 of this report)

●	In recent years, our Common Stock has been in danger of being delisted from the NASDAQ Stock Market (“NASDAQ”). (see page 38 of this report)

Other risks and uncertainties, including those listed under “Part I—Item 1A—Risk Factors”.

These factors should not be construed as exhaustive, and should be read with the other cautionary statements, and other information in this Annual Report on Form 10-K, and our other filings with the SEC.

PART I

ITEM 1 – BUSINESS

Overview

Future FinTech is a holding company incorporated under the laws of the State of Florida. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to financial technology related service businesses. The main business of the Company included supply chain financing services and trading in China, asset management business in Hong Kong and cross-border money transfer service in UK. The Company also expanded into brokerage and investment banking business in Hong Kong and cryptocurrency mining farm in the U.S.  The Company had a contractual arrangements with a VIE E-Commerce Tianjin in China, which has generated minimal revenue and business since 2021 due to the negative impact caused by COVID-19. The Company started the process to close it down in November 2023 and completed deregistration and dissolution of the VIE with local authority on March 7, 2024. Due to worsened investment market sentiment in Hong Kong, the Company sold its ownership in Nice Talent Asset Management Limited (“NTAM”) to a third party for HK$2.4 million (approximately $300,000) in November 2024 and is no longer in asset management business in Hong Kong. On December 6, 2024, the Company agreed to sell all issued and outstanding shares of FTFT SuperComputing Inc. a wholly owned subsidiary of the Company (“FTFT SuperComputing”) to DDMM Capital LLC (the “Buyer”) for a purchase price that equals to: (i) the assumption of the obligations of FTFT SuperComputing totaling $973,072.24 and (ii)$1,000,000, which was paid to an account at Olshan Frome Wolosky LLP to satisfy, in part, the right of payment held by FT Global Capital, Inc. arising from the judgment entered in favor of FT Global and against the Company registered in the Southern District of New York and all matters pertaining to such litigation. The closing of the transactions contemplated by the Agreement took place on December 9, 2024. On December 18, 2024, the Company sold all of its interest and ownership of Future Fintech Digital Capital Management LLC, FTFT UK Limited, DigiPay FinTech Limited, GlobalKey SharedMall Limited, Future Fintech Labs Inc., and Future Fintech Digital Number One GP, LLC (USA) to Alec Orudjiev, the general counsel of FT Global for $25,000 through the court ordered auction by the United States Marshal for the Southern District of New York. Currently, the main business of the Company is supply-chain financing services and trading in China.

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

As of the date of this report, no dividends or distributions have been made between the holding company, its subsidiaries, and consolidated VIE, or to investors including U.S. investors. The holding company and its subsidiaries, do not have any plan to distribute dividend in the foreseeable future. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, , such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets. See “Dividend Distribution and Cash Transfer Between the Holding Company and Subsidiary.” and “Risk Factor - We could be restricted from paying dividends to shareholders due to PRC laws and other contractual requirements. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, and the WFOE, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets.”

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

On September 4, 2024, the Company deregistered and dissolved the Tianjin Future Private Equity Fund Management Partnership, a Limited Partnership under the laws of China.

On December 6, 2024, the Company and FTFT SuperComputing Inc. a wholly owned subsidiary of the Company (“FTFT SuperComputing”) entered into a Stock Purchase Agreement (the “Agreement”) with DDMM Capital LLC (the “Buyer”).  Pursuant to the terms of the Agreement, the Company sold all of the issued and outstanding shares of FTFT SuperComputing to the Buyer for a purchase price that equals to: (i) the assumption of the obligations of FTFT SuperComputing totaling $973,072.24 and (ii)$1,000,000, which was paid to an account at Olshan Frome Wolosky LLP to satisfy, in part, the right of payment held by FT Global Capital, Inc. arising from the judgment entered in favor of FT Global and against the Company registered in the Southern District of New York and all matters pertaining to such litigation. The closing of the transactions contemplated by the Agreement took place on December 9, 2024.

On December 18, 2024, the Company sold all of its interest and ownership of Future Fintech Digital Capital Management LLC, FTFT UK Limited, DigiPay FinTech Limited, GlobalKey SharedMall Limited, Future Fintech Labs Inc., and Future Fintech Digital Number One GP, LLC (USA) to Alec Orudjiev, the general counsel of FT Global for $25,000 through the court ordered auction by the United States Marshal for the Southern District of New York.

In August 2024, NTAM raised HK$3,007,200 (approximately $385,538) by way of rights subscription offered to its existing shareholders. NTAM issued additional 168 shares with HK$17,900 each. Three existing shareholders of NTAM subscribed shares and Future Fintech (Hong Kong) Limited did not participate in the subscription and an outsider investor purchased the shares. After the right subscription, the shareholding percentage of NTAM by Future Fintech (Hong Kong) Limited passively decreased from 77.14% to 42.86%.

On October 18, 2024, Future FinTech (Hong Kong) Limited., a wholly owned subsidiary of the Company (“Seller”), Nice Talent Asset Management Limited, a limited company organized under the laws of Hong Kong (“NTAM”) and Ms. Siu Chin Wei, a natural person and unrelated third party with an identity card of Hong Kong (“Siu” or the “Buyer”) entered into a Sales and Purchase Agreement of Shares, pursuant to which Seller sold its 42.86% ownership of NTAM to the Buyer for HK$2.4 million (approximately $300,000) and the transaction was closed on November 27, 2024.

On January 26, 2023, the Company filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment, the Company has authorized and approved a 1-for-5 reverse stock split of the Company’s authorized shares of common stock from 300,000,000 shares to 60,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “2023 Reverse Stock Split”).

On March 27, 2025, the Company filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment, the Company has authorized and approved a 1-for-10 reverse stock split of the Company’s authorized shares of common stock from 60,000,000 shares to 6,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (“2025 Reverse Stock Split”, collectively with 2023 Reverse Stock Split as “Reverse Splits”). The common stock will continue to be $0.001 par value. The Company rounded up the fractional shares that result from the 2025 Reverse Stock Split and no fractional shares will be issued in connection with the 2025 Reverse Stock Split and no cash or other consideration will be paid in connection with any fractional shares that would otherwise have resulted from the 2025 Reverse Stock Split. No changes are being made to the number of preferred shares of the Company which remain as 10,000,000 preferred shares as authorized but not issued. The amendment to the Articles of Incorporation of the Company took effect at 1:00pm E.T. on April 1, 2025.

The Company operated a blockchain based online shopping platform, Chain Cloud Mall (“CCM”) Chain Cloud Mall through its VIE and its business was materially and negatively affected during the outbreak of COVID-19 because the Company was unable to implement its promotion strategy to enroll new members through training of such members and distributors via meetings and conferences which was not possible during the outbreak of COVID-19. CCM has generated minimal revenue and business since 2021, despite the Company transformed the member-based business model of CCM to a sale agent based “Enterprise Communication as A Service” or eCAAS platform during the second quarter of 2021. The Company started a process to close it down in November 2023 and completed deregistration and dissolution of the VIE with local authority on March 7, 2024.

The Company currently has one directly controlled subsidiary Future FinTech (Hong Kong) Limited, a company incorporated under the laws of Hong Kong.

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

Our organizational structure as of December 31, 2024 is set forth in the diagram:

VIE Contractual Arrangements

On July 31, 2019, Cloud Chain Network and Technology (Tianjin) Co., Limited (“CCM Network” or “CCM Tianjin”, formerly known as Chain Cloud Mall Network and Technology (Tianjin) Co., Limited), Cloud Chain E-Commerce (Tianjin) Co., Ltd., formerly known as Chain Cloud Mall E-Commerce (Tianjin) Co., Ltd. (“E-Commerce Tianjin”), a limited liability company incorporated under the laws of China, and Mr. Zeyao Xue and Mr. Kai Xu, citizens of China and together 100% shareholders of E-Commerce Tianjin, entered into the following agreements, or collectively, the “Variable Interest Entity Agreements” or “VIE Agreements,” pursuant to which CCM Network has contractual rights to control and operate the business of E-commerce Tianjin (the “VIE”). Mr. Zeyao Xue is a major shareholder of the Company. Mr. Kai Xu was the Chief Operating Officer of the Company then and currently is the Deputy General Manager of FT Commercial Group Ltd., a wholly owned subsidiary of the Company and the vice president of blockchain division of the Company. The VIE was consolidated for accounting purposes but was not an entity in which we own equity.

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

The following is a summary of the contractual arrangements relating to E-Commerce Tianjin.

Contractual Arrangements with The Consolidated Affiliated Entity and Its Respective Shareholders

The contractual arrangements with the VIE and its shareholders allowed us to consolidate financial results of the VIE in our financial statements because we have satisfied conditions for consolidation of the VIE under U.S. GAAP, pursuant to which E-Commerce Tianjin is considered a VIE under the Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation”, because the equity investments in E-Commerce Tianjin no longer have the characteristics of a controlling financial interest, and the Company, through CCM Network, is the primary beneficiary of E-Commerce Tianjin for accounting purposes. A VIE is an entity that either has a total equity investment that is insufficient to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary of, and must consolidate, the VIE. CCM Network had a controlling financial interest in, receives the economic benefits from, is the primary beneficiary of and has the power to direct the activities of the VIE to the extent that it has satisfied the conditions for consolidation of the VIE under U.S. GAAP. Pursuant to the contractual arrangements with CCM Network, E-Commerce Tianjin shall pay service fees equal to all of its net profit after tax to CCM Network. Such contractual arrangements are designed so that the E-Commerce Tianjin would operate for the benefit of CCM Network and ultimately, the Company.

As a result of the contractual arrangements with the VIE, we were regarded as the primary beneficiary of the VIE for accounting purposes, and we treat the VIE and its subsidiaries as the consolidated affiliated entities under U.S. GAAP. We have consolidated the financial results of the VIE in our consolidated financial statements in accordance with U.S. GAAP.

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

Company Strategy and Principal Products and Services

Our core business historically was in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC and internationally. Due to drastically increased production cost and tightened environmental laws in China, the Company has transformed its main business from fruit juice manufacturing and distribution to a real-name blockchain e-commerce platform that integrates blockchain and internet technology in fiscal year 2019. Due to the outbreak of COVID-19, the Chinese government put a restriction on large gatherings. These restrictions made the promotion strategy for our online e-commerce platforms difficult to implement and the Company experienced difficulties to subscribe new members for its online e-commerce platforms. Since 2021, CCM e-commerce platform has generated minimal revenue and business for the Company. The Company started a process to close it down in November 2023 and completed deregistration and dissolution of the VIE with local authority on March 7, 2024. In November 2024, the Company sold NTAM to a third party for HK$2.4 million. Currently, the Company mainly generates its revenues from its supply chain financing/trading business. During the fiscal year of 2024, the supply chain financing business and asset management business of NTAM contributed 7% and 86% of our revenues, respectively. During the fiscal year of 2023, the supply chain financing business and asset management business of NTAM contributed 59% and 37% of our revenues, respectively.

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

The Company is in the process of transition and developing its financial technology related business, including supply chain financing/trading, and investment banking and brokerage services.

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

Asset Management, Brokerage and Investment Banking Services in Hong Kong.

The Company acquired 90% of the issued and outstanding shares of Nice Talent Asset Management Limited (“NTAM”), a Hong Kong-based asset management company in August 2021. NTAM was founded in 2018 and it engages asset management and advisory services. NTAM is licensed under the Securities and Futures Commission of Hong Kong (SFC) for carrying out regulated activities in “Advising on Securities” and “Asset Management”. NTAM offers diversified asset management portfolio for professional investors. Assets of NTAM’s clients are held in banks, where clients gave the banks their authorization allowing NTAM to place trading instructions on behalf of the clients in order to manage the clients’ assets. NTAM mainly engages in following asset management services for its clients: (1) Equity Investment, (2) Debt investment, (3) Precious metals and currencies investment, (4) Derivative Investment and (5) External Asset Management Services (EAM). NTAM’s main revenue is generated from providing professional advices to clients and management fees for managing the investment of the clients. In order to retain talent in view of the increased turnover in the industry in Hong Kong, top performers of NTAM who had worked with the company for years were granted the right to subscribe for new shares of NTAM with cash. As a result, in July 2023, 19 shares of NTAM were issued to Ms. Lau Kwai Chun at a cash consideration of HK$1,786,301 and in December 2023, 11 shares of NTAM were issued to Aspenwood Capital Partner Limited at a cash consideration of HK$1,034,174. Due to the abovementioned 30 new shares issuance, the Company’s holding of NTAM decreased from 90% to 77.14%. In August 2024, NTAM issued additional 168 shares with HK$17,900 each for a total of HK$3,007,200 by way of rights subscription offer to three existing shareholders of NTAM and Future Fintech (Hong Kong) Limited did not participate in the subscription and an outsider investor purchased the shares. After the right subscription, the shareholding percentage of NTAM by Future Fintech (Hong Kong) Limited decreased from 77.14% to 42.86%.  In November 2024, the Company closed the sale of its remaining 42.86% ownership of NTAM to a third party for HK$2.4 million and is no longer in asset management business in Hong Kong.

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

Competition and our Competitive Advantages

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

Regulations Relating to Securities Services in Hong Kong.

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

As of the date of this annual report, our subsidiary FTFT Securities are licensed under the HKSFO to conduct the following regulated activities:

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

Intellectual Property

The Company currently has 36 registered Internet Domain names, including ftft.com, ftftx.com,ftftcapital.com, and alpahkint.com. All these Domain names are owned by the subsidiaries of the Company.

We have taken measures to protect the confidentiality of our proprietary technologies and intellectual property. We rely on a combination of know-how, trade secret laws, as well as confidentiality agreements to protect our proprietary rights. We will take the necessary action to seek remuneration if we believe our intellectual property rights have been infringed upon.

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

Employees

As of December 31, 2024, we had 36 full-time employees and 4 part-time employees, among which 31 are located in the PRC, 5 are located in Hong Kong. None of our employees are covered by a collective bargaining agreement as of the date of this Report. We consider our relationships with our employees to be good.

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

Risks Related to Our Business

We are involved, and may become involved in the future, in disputes and legal or regulatory proceedings that, could materially and adversely affect our business, financial condition and results of operations and cause the value of our securities to significantly decline or be worthless.

In January 2021, FT Global Capital, Inc. (“FT Global”), a former placement agent of Future FinTech Group Inc. (the “Company” or “Defendant”) filed a lawsuit against the Company in the Superior Court of Fulton County, Georgia in January 2021, relating to alleged breaches of an exclusive placement agent agreement between FT Global and the Company in July 2020. The Company timely removed the case to the United States District Court for the Northern District of Georgia (the “Court”) on February 9, 2021 based on diversity of jurisdiction. On April 11, 2024, the Court entered a judgment awarding FT Global $8,875,265.31 and on April 16, 2024, the Court issued an amended judgment, awarding FT Global $10,598,379.93, which includes $7,895,265.31 in damages, $1,723,114.62 in prejudgment interest, and $980,000.00 in attorney’s fees.  On May 9, 2024, the Company filed a post-trial motion to set aside the jury verdict and for a new trial and the Court denied the motion on March 3, 2025. The Company filed notice of appeal to appeal the judgement to the United States Court of Appeals for the Eleventh Circuit on April 2, 2025.

FT Global has registered the Court’s judgment in the United States District Court for Southern District of New York (“NY Court”), where FT Global has brought a motion requiring the Company to turn over its stock in its subsidiary companies.  The Company has filed an opposition to the motion, arguing that according to the New York statute the NY Court should first determine that the value of the stock in the subsidiary is insufficient to satisfy the judgment as the Company believe the request for turnover is premature before a valuation hearing. On August 28, 2024, NY Court granted FT Global’s motion for turnover of Defendant’s shares in Defendant’s wholly-owned subsidiaries as Defendant 1) failed to satisfy the $10.8 million judgment rendered in the Northern District of Georgia and registered in the Southern District of New York, and 2) is in possession of money and property in which it has an interest. The NY Court ordered Defendant shall turn over the shares, membership, or limited partnership interests in all of its subsidiaries, and the corporate seals of its China and Hong Kong-based subsidiaries, to the U.S. Marshal for auction or sale until the judgment is satisfied. Pursuant to the order issued by the United States District Court for the Southern District of New York on August 28, 2024, the United States Marshal for the Southern District of New York (“U.S. Marshal”) sold the securities of the subsidiaries of the Company other than those in Hong Kong and China in auction of: (i) all of the membership interests in Future Fintech Digital Capital Management LLC; (ii) all of the outstanding shares of FTFT UK Limited; (iii) the corporate seal of DigiPay FinTech Limited; (iv) the corporate seal of GlobalKey SharedMall Limited; (iv) all of the outstanding shares of Future Fintech Labs Inc.; and (v) all of the outstanding shares of Future Fintech Digital Number One GP, LLC (USA) to Alec Orudjiev, the general counsel of FT Global for $25,000 on December 18, 2024. On December 6, 2024, the Company agreed to sell all issued and outstanding shares of FTFT SuperComputing Inc. a wholly owned subsidiary of the Company (“FTFT SuperComputing”) to DDMM Capital LLC (the “Buyer”) for a purchase price that equals to: (i) the assumption of the obligations of FTFT SuperComputing totaling $973,072.24 and (ii)$1,000,000, which was paid to an account at Olshan Frome Wolosky LLP to satisfy, in part, the right of payment held by FT Global Capital, Inc. arising from the judgment entered in favor of FT Global and against the Company registered in the Southern District of New York and all matters pertaining to such litigation. The Company has appealed the turnover order of the NY Court for the auction of securities of the subsidiaries of the Company in Hong Kong and China to the United States Court of Appeals for the Second Circuit and is waiting for the final decision of the Court of Appeals. On February 6, 2025, FT Global filed a motion (“Motion”) in the NY Court, amended on February 12, 2025, seeking a turnover order for 39,825,939 unissued shares of the Company’s common stock for sale to satisfy the judgement.  The amended motion directs the requested relief not only at the Company but also at Transhare Corporation, the Company’s Florida-based transfer agent. The Company believes the Motion lacks merit, as the issuance of unissued shares in this manner would violate corporate governance principles, Florida corporate law, and federal securities regulations.  The Company has opposed the Motion, which is now fully briefed and awaits decision by the NY Court.  The litigation against FT Global has been long and costly which has materially and adversely affect our business, financial condition and results of operations. If the NY Court grants the Motion, we will have to turn over for all the unissued shares of common stock of the Company and the existing shareholders will be significantly diluted and the value of our securities will significantly decline or become worthless.

From time to time, we may be a defendant in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse effect on our business, financial condition and results of operations. In addition, any significant litigation, regardless of its merits, could divert management’s attention from our operations and may result in substantial legal costs. The Company has also been named in a putative securities class action case and a derivatives case described in Item 3 Legal Proceedings below. While the Company believes it has adequate defenses, the defense of those cases could become costly and could significantly divert management attention from its business.

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

The supply chain financing service industry in China is highly dynamic and rapidly evolving. Operating in this industry demands applying cutting-edge technologies to digitalize supply chain financing workflows and optimize payment cycles, which is an emerging and relatively new business model in China. In addition, we are facing uncertainties relating to the intensifying competition, inflation, general economy conditions and evolving regulatory environment in China’s supply chain financing service industry. There have been limited proven methods to project available technology, regulatory and industry standards on which we can rely, and the slowdown of domestic industries of infrastructure, the delay, unexpected or adverse developments in this sector may adversely and materially affect our operational and financial performances. As market develops, regulatory environment and our business continue to develop, we may need to adjust our business model and continue to upgrade our products and service offerings, and if we fail to respond to and adapt to these developments promptly, or at all, our business, financial condition, results of operations and prospects may be materially and adversely affected.

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

Our supply chain finance business faces various risk in its operation, including (i) risk of failure to collect our receivables in time after the delivery of commodities; (ii) risk of unable to supply/deliver the commodity according to the contract requirements such as issues of quality and/or quantity of goods. If we fail to control such risk and strictly implement our new supplier and client evaluation standards as well as the background investigation for our risk control, we might not receive payment for the goods delivered or lose control of the title of the goods or breach contracts to supply goods according to their terms, which will materially and adversely affect our business, financial condition and results of operations. Also, if the market for commodities fluctuates sharply, our downstream customers might default on their purchase obligation and cause losses to us, especially when the market of infrastructure in China slows down.

The brokerage and investment banking service industry are intensely competitive in Hong Kong. If we are unable to compete effectively, we may lose business and our results of operations and financial condition may be materially and adversely affected.

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

As a provider of brokerage and investment banking business services for Hong Kong and Chinese investors on a global basis, our business generally requires us to react promptly to the evolving demand of our clients and be able to provide innovative financial solutions tailored to their needs. We may not be able to compete effectively with our competitors at all times and always be able to provide appropriate financial solutions that promptly and accurately address our clients’ needs. If this were to happen, our ability to attract new or retain existing clients will suffer, which would materially and adversely affect our revenues and earnings.

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

As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product and service offerings, augment our market coverage, enhance our technological capabilities or otherwise offer growth opportunities. From time to time, we review investments in new business and we expect to make investments in, and to acquire, business, products or technologies in the future. We have completed acquisitions of a money transfer company in UK and brokerage and investment banking firm in Hong Kong in 2023. In the event of any future acquisitions, we may expend significant costs and cash, incur substantial debt and/or issue equity securities and dilute the percentage ownership of current shareholders, all of which could have a material adverse effect on our operating results and the price of our stock. We cannot guarantee that we will be able to successfully integrate any business, products, technologies or personnel that we may acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition. For example, we had to sell NTAM as it was unable to generate net profit due to high labor cost and slow down of capital market in Hong Kong.

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

Our business depends on internet, our websites, network infrastructure and processing systems.

Our supply chain financing, and assets management and financial services depend upon the widespread use of the internet. Factors which could reduce the widespread use of the internet include, without limitation, actual or perceived lack of security of information or privacy protection, cyberattacks or other disruptions or damage to the internet or to users’ computers, whatever the cause, could reduce customer satisfaction with our platforms and services and harm our business. Any system interruption that results in the unavailability of our websites, apps or reduced performance of our transaction and information systems could reduce our ability to conduct our business. We use internally and externally developed systems for our websites and our transaction and information processing systems. We expect to experience system interruptions due to software failure. Capacity constraints can cause system disruptions, slower response times, delayed page presentation, degradation in levels of customer service and other problems. We may also experience difficulties with our infrastructure upgrades. Any future difficulties with our transaction and information processing systems or difficulties upgrading, expanding or integrating aspects of our systems may cause system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of our services or other problems.

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

Our supply chain financing, assets management and financial services are dependent on the secure operation of our website and systems as well as the operation of the internet generally. Our business involves the storage of customers’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. A number of large internet companies have suffered security breaches, some of which have involved intentional ransomware attacks. From time to time, we and many other internet businesses also may be subject to a denial of service attacks wherein attackers attempt to block customers’ access to our website with ransomware. If we are unable to avert a denial of service attack for any significant period, we could sustain substantial loss from payment of ransom fee, lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks.

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

The PRC has not adopted management and financial reporting concepts and practices similar to those in the United States. We have had difficulty in hiring and retaining a sufficient number of qualified financial and accounting employees who are familiar with US GAAP and reporting requirements to work in the PRC. As a result of these factors, we may experience difficulty in establishing and maintaining accounting and financial controls, collecting financial data, budgeting, managing our funds and preparing financial statements, books of account and corporate records and instituting business practices that meet investors’ expectations in the United States.

Rules adopted by the SEC, or the Commission, pursuant to Sarbanes-Oxley Section 404 require annual assessment of our internal controls over financial reporting. The standards that must be met for management to assess the internal controls over financial reporting as effective are relatively new and complex, and they require significant documentation, testing and possible remediation to meet the detailed standards. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting as we have done previously and this year, we will be unable to assert that our internal controls are effective. We have concluded that our internal control over financial reporting is not effective. If we continue to be unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could harm our business and cause the price of our stock to decline.

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

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over blockchain related financial technology, capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including more regulations on U.S. listed Chinese companies and control the pace of economic growth. These measures may cause decreased economic activity in China, and since COVID-19, China’s economic growth has slowed down. The prolonged slowdown in the Chinese economy may reduce the demand for our products and services and materially and adversely affect our business and results of operations.

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

All of our present officers and directors reside outside of the United States, other than Mingjie Zhao. In addition, all of our subsidiaries and assets are located outside of the United States. Therefore, it may be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. securities laws against us in the courts of either the United States or the Hong Kong/PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC or Hong Kong courts. Further, it is unclear if extradition treaties now in effect between the United States, Hong Kong and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. Federal securities laws or otherwise.

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

Mr.Zeyao Xue, indirectly and directly beneficially owns 385,287 shares, or approximately 12.6%, of our outstanding common stock as of April 11, 2025. Mr. Zeyao Xue’s beneficial ownership of 12.6% of Future FinTech’s issued and outstanding common stock will likely give him the ability to control the outcome of matters submitted to shareholders for approval, including but not limited to the election of directors and any merger, consolidation, or sale of all or substantially all of the Company’s assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of the Company’s assets that other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that other shareholders do not support. This concentrated control could also discourage a potential investor from acquiring the common stock of the Company due to the limited voting power of such shares. As a shareholder, even a controlling shareholder, Mr. Zeyao Xue is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our shareholders generally.

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

On May 13, 2024, the Company received a letter from the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer meets the minimum bid price requirement for continued listing on Nasdaq under Nasdaq Marketplace Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The Company has a period of 180 calendar days from the date of notification, until November 11, 2024 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. On November 12, 2024, the Company received a written notification from the NASDAQ Stock Market Listing Qualifications Staff (the “Staff”) indicating that the Company has been granted an additional 180 calendar day period or until May 12, 2025, to regain compliance with the $1.00 minimum closing bid price requirement for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Listing Rule. On April 1, 2025, the Company filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment, the Company has authorized and approved a 1-for-10 reverse stock split of the Company’s authorized shares of common stock from 60,000,000 shares to 6,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “2025 Reverse Stock Split”). The common stock will continue to be $0.001 par value. The Company’s shares of common stock began to trade on the NASDAQ Stock Market on the post-Reverse Stock Split basis under the symbol “FTFT” on April 4, 2025.

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

ITEM 2 – PROPERTIES

Our principal executive office is located at Americas Tower, 1177 Avenue of The Americas, Suite 5100, New York, NY 10036 and we lease the office for a term of one year from December 1, 2020, which has been renewed until December 1, 2025. We also lease offices at Room 603A, Tower A, Oriental Media Center, No.4, Guanghua Rd, Chaoyang District, Beijing, China for a term from September 26, 2024 to September 25, 2026; FTFT International Securities and Futures Limited leases an office at 02B-03A Floor 23, Sino Plaza, 255-257 Gloucester Road, Causeway Bay, Hong Kong from May 7, 2024 to May 6, 2027. Our Xi’an office is at 12 floor, Hang Tou Cai Fu Building, Hang Tian Zhong Road, Changan District, Xi’an, China from January 1, 2025 to December 31, 2026.

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court”) on February 9, 2021 based on diversity of jurisdiction. On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information. The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the court concluded that additional information can be obtained through discovery. On October 12, 2022, the Company filed a motion for summary judgment on all claims asserted by FT Global in this lawsuit. On November 2, 2022, FT Global filed its opposition to the Company’s motion for summary judgment. On November 16, 2022, the Company filed its reply in support of its motion for summary judgment on all claims asserted by FT Global in this lawsuit. On August 31, 2023, the Court entered an Order denying the Company’s motion for summary judgment. The trial began on April 8, 2024 and ended on April 11, 2024, on which date the jury returned a verdict in favor of FT Global. On April 11, 2024, the Court entered a judgment awarding FT Global $8,875,265.31 and on April 16, 2024, the Court issued an amended judgment, awarding FT Global $10,598,379.93, which includes $7,895,265.31 in damages, $1,723,114.62 in prejudgment interest, and $980,000.00 in attorney’s fees. On May 9, 2024, the Company filed a post-trial motion to set aside the jury verdict and for a new trial and the Court denied the motion on March 3, 2025. The Company filed notice of appeal to appeal the judgement to the United States Court of Appeals for the Eleventh Circuit on April 2, 2025 and the Company will continue to vigorously defend the action against FT Global.

FT Global has registered the Court’s judgment in the United States District Court for Southern District of New York (“NY Court”), where FT Global has brought a motion requiring the Company to turn over its stock in its subsidiary companies.  The Company has filed an opposition to the motion, arguing that according to the New York statute the NY Court should first determine that the value of the stock in the subsidiary is insufficient to satisfy the judgment as the Company believe the request for turnover is premature before a valuation hearing. On August 28, 2024, NY Court granted FT Global’s motion for turnover of Defendant’s shares in Defendant’s wholly-owned subsidiaries as Defendant 1) failed to satisfy the $10.8 million judgment rendered in the Northern District of Georgia and registered in the Southern District of New York, and 2) is in possession of money and property in which it has an interest. The NY Court ordered Defendant shall turn over the shares, membership, or limited partnership interests in all of its subsidiaries, and the corporate seals of its China and Hong Kong-based subsidiaries, to the U.S. Marshal for auction or sale until the judgment is satisfied. Pursuant to the order issued by the United States District Court for the Southern District of New York on August 28, 2024, the United States Marshal for the Southern District of New York (“U.S. Marshal”) sold the securities of the subsidiaries of the Company other than those in Hong Kong and China in auction of: (i) all of the membership interests in Future Fintech Digital Capital Management LLC; (ii) all of the outstanding shares of FTFT UK Limited; (iii) the corporate seal of DigiPay FinTech Limited; (iv) the corporate seal of GlobalKey SharedMall Limited; (iv) all of the outstanding shares of Future Fintech Labs Inc.; and (v) all of the outstanding shares of Future Fintech Digital Number One GP, LLC (USA) to Alec Orudjiev, the general counsel of FT Global for $25,000 on December 18, 2024. On December 6, 2024, the Company agreed to sell all issued and outstanding shares of FTFT SuperComputing Inc. a wholly owned subsidiary of the Company (“FTFT SuperComputing”) to DDMM Capital LLC (the “Buyer”) for a purchase price that equals to: (i) the assumption of the obligations of FTFT SuperComputing totaling $973,072.24 and (ii)$1,000,000, which was paid to an account at Olshan Frome Wolosky LLP to satisfy, in part, the right of payment held by FT Global Capital, Inc. arising from the judgment entered in favor of FT Global and against the Company registered in the Southern District of New York and all matters pertaining to such litigation. The Company has appealed the turnover order of the NY Court for the auction of securities of the subsidiaries of the Company in Hong Kong and China to the United States Court of Appeals for the Second Circuit and is waiting for the final decision of the Court of Appeals. On February 6, 2025, FT Global filed a motion (“Motion”) in the NY Court, amended on February 12, 2025, seeking a turnover order for 39,825,939 (before 1 for 10 reverse split) unissued shares of the Company’s common stock for sale to satisfy the judgement.  The amended motion directs the requested relief not only at the Company but also at Transhare Corporation, the Company’s Florida-based transfer agent. The Company believes the Motion lacks merit, as the issuance of unissued shares in this manner would violate corporate governance principles, Florida corporate law, and federal securities regulations.  The Company has opposed the Motion, which is now fully briefed and awaits decision by the NY Court.

Shareholders Lawsuit (LaBelle and Janzen)

The LaBelle case is a putative securities class action filed in January 2024 and is pending in the District of New Jersey.  Denise LaBelle (“Plaintiff”) alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act by making materially false or misleading statements in the company’s public filings and disclosures relating to the former Chief Executive Officer of the Company Mr. Shanchun Huang and charges filed by the SEC against Mr. Shanchun Huang with manipulative trading in the stock of the Company using an offshore account shortly before he became the Company’s CEO in 2020 and failing to disclose his beneficial ownership.  Mr. Huang has denied the allegations of trading before he became CEO. Plaintiff claims that these alleged misstatements caused the Company’s stock to trade at artificially inflated prices, harming investors when the truth was revealed.  The lead plaintiff and lead counsel were appointed in September 2024.  The Company was served in September 2024, and the Plaintiff is currently seeking substituted service on the individual defendants.  Once service is resolved, the Plaintiff is expected to file an amended complaint, which the Company and other defendants intend to move to dismiss.

The Janzen action is a consolidated shareholder derivative case filed by Jeff Janzen on May 31, 2024, also pending in the District of New Jersey, brought nominally on behalf of Future FinTech.  Plaintiff alleges that certain current and former officers and directors breached fiduciary duties by allowing or failing to prevent the same alleged misconduct at issue in LaBelle, including mismanagement and misleading public disclosures.  The derivative case has been stayed by stipulation, pending resolution of the anticipated motion to dismiss in LaBelle, but plaintiff has reserved the right to participate in mediation and settlement discussions relating to the class action.

Settlement with SEC

On December 17, 2019, the Company announced that it received a subpoena from the SEC’s Division of Enforcement requiring the Company to produce documents and other information and the Company has cooperated with the SEC’s investigation and information request. On July 3, 2023, the SEC announced a settlement of the investigation with the Company. Without admitting or denying the SEC’s findings, the Company has consented to: (i) cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and (3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20, 13a-1, 13a-13 and 13a-15(a) thereunder; (ii) pay a civil money penalty in the amount of $1,650,000 to the Securities and Exchange Commission for transfer to the general fund of the United States Treasury, subject to Exchange Act Section 21F(g)(3) and the payment shall be made in the following installments: the first installment of $150,000 shall be paid within ten (10) days of July 3, 2023 (the “Order Date”); the second installment of $375,000 shall be paid within 90 days of the Order Date; the third installment of $375,000 shall be paid within 180 days of the Order Date; the fourth installment of $375,000 shall be made within 270 days of the Order Date; and the last installment of $375,000 shall be made within 360 days of the Order Date; (iii) retain, within sixty (60) days of the Order Date, at Company’s own expense, a qualified independent consultant (the “Consultant”) not unacceptable to the SEC staff, to test, assess, and review the Company’s internal accounting controls and internal control over financial reporting (collectively, “review), and the Consultant, at the conclusion of the review, which in no event shall be no more than 180 days after the Order Date, to submit a report of the Consultant to the Company and the SEC staff and the report shall address the Consultant’s findings and shall include a description of the review performed, the conclusions reached, and the Consultant’s recommendations for changes or improvements; and (iv) adopt, implement, and maintain all policies, procedures and practices recommended in the report of the Consultant within 120 days of receiving the report from the Consultant.  The Company has made all installment payments of the penalties except for the last one which will due on 360 days of the Order Date. On July 26, 2023, the Company also has engaged an independent consultant to test, assess, and review the Company’s internal accounting controls and internal control over financial reporting. The consultant has completed its test, assess and review and issued a final report in December 2023. The Company has adopted and are implementing and maintaining policies, procedures and practices recommended in the report of the Consultant.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on the Nasdaq Capital Market under the symbol “FTFT.” Prior to December 31, 2018, our stock traded on the Nasdaq Global Market, and before that, on the NYSE Amex.

As of April 11, 2025, there were 3,050,770 shares of our Common Stock issued and outstanding, and the Company had approximately 47 record holders of Common Stock. The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended December 31, 2024 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2024, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders. The number of shares are pre-2025 Reverse Stock Split.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	-	$-	5,000,000
Equity compensation plans not approved by stockholders	-	$-	-
Total	-	$-	5,000,000

(1)

Consists of Company’s 2024 Omnibus Equity Plan, which was approved by the Company’s shareholders at its annual meeting of stockholders on December 5, 2024, which was approved and adopted by the Board on October 12, 2024, to provide equity awards to employees, directors and consultants of the Company (the “2024 Plan”). There are 5,000,000 shares of commons stock available for awards under 2024 Plan. On March 10, 2025, the Compensation Committee of the Board granted stock awards of 5,000,000 shares of common stock of the Company, pursuant to the Company’s 2024 Omnibus Equity Plan, to sixteen officers and employees of the Company and its subsidiaries, including: 300,000 shares to Hu Li, Chief Executive Officer of the Company.

On December 23, 2023, the Compensation Committee of the Board of Directors (the “Board”) of the Company granted stock awards of 2,890,000 shares of common stock of the Company, pursuant to the Company’s 2023 Omnibus Equity Plan, to sixteen officers and employees of the Company and its subsidiaries (the “Grantees”), including: 200,000 shares to Shanchun Huang, then Chief Executive Officer and President of the Company, 40,000 shares to Peng Lei, Chief Operating Officer of the Company, and 30,000 shares to Hu Li, then Corporate Secretary of the Company (collectively, the “Grants”). The Grants vested immediately on the Grant Date and each of the Grantees also entered into an Unrestricted Stock Award Agreement with the Company on December 23, 2023. On October 4, 2024, the Company granted the remaining 2,110,000 share under 2023 Omnibus Equity Plan to 4 employees of the Company and its subsidiaries.

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

Overview

Future FinTech is a holding company incorporated under the laws of the State of Florida and it is not a Chinese operating company. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our subsidiaries and this structure involves unique risks to investors. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in People’s Republic of China. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to supply chain financing services and trading in China, asset management business in Hong Kong and cross-border money transfer service in UK. The Company also expanded into brokerage and investment banking business in Hong Kong and cryptocurrency mining farm in the U.S.  The Company had a contractual arrangements with a VIE E-Commerce Tianjin in China, which has generated minimal revenue and business since 2021 due to the negative impact caused by COVID-19. The Company started the process to close it down in November 2023 and completed deregistration and dissolution of the VIE with local authority on March 7, 2024. Due to worsened investment market sentiment in Hong Kong, the Company sold its ownership in Nice Talent Asset Management Limited (“NTAM”) to a third party for HK$2.4 million (approximately $300,000) in November 2024 and is no longer in asset management business in Hong Kong. On December 6, 2024, the Company agreed to sell all issued and outstanding shares of FTFT SuperComputing Inc. a wholly owned subsidiary of the Company (“FTFT SuperComputing”) to DDMM Capital LLC (the “Buyer”) for a purchase price that equals to: (i) the assumption of the obligations of FTFT SuperComputing totaling $973,072.24 and (ii)$1,000,000, which was paid to an account at Olshan Frome Wolosky LLP to satisfy, in part, the right of payment held by FT Global Capital, Inc. arising from the judgment entered in favor of FT Global and against the Company registered in the Southern District of New York and all matters pertaining to such litigation. The closing of the transactions contemplated by the Agreement took place on December 9, 2024. On December 18, 2024, the Company sold all of its interest and ownership of Future Fintech Digital Capital Management LLC, FTFT UK Limited, DigiPay FinTech Limited, GlobalKey SharedMall Limited, Future Fintech Labs Inc., and Future Fintech Digital Number One GP, LLC (USA) to Alec Orudjiev, the general counsel of FT Global for $25,000 through the court ordered auction by the United States Marshal for the Southern District of New York. Currently, the main business of the Company is supply-chain financing services and trading in China.

On August 6, 2021, the Company completed acquisition of 90% of the issued and outstanding shares of Nice Talent Asset Management Limited (“NTAM”), a Hong Kong-based asset management company, from Joy Rich Enterprises Limited (“Joy Rich”). NTAM is licensed under the Securities and Futures Commission of Hong Kong (“SFC”) to carry out regulated activities in Type 4: Advising on Securities and Type 9: Asset Management. In order to retain talent in view of the increased turnover in the industry in Hong Kong, top performers of NTAM who had worked with the company for years were granted the right to subscribe for new shares of NTAM with cash. As a result, in July 2023, 19 shares of NTAM were issued to Ms. Lau Kwai Chun at a cash consideration of HK$1,786,301 and in December 2023, 11 shares of NTAM were issued to Aspenwood Capital Partner Limited at a cash consideration of HK$1,034,174. Due to the abovementioned 30 new shares issuance, the Company’s holding of NTAM decreased from 90% to 77.14%. In August 2024, NTAM issued additional 168 shares with HK$17,900 each for a total of HK$3,007,200 by way of rights subscription offer to three existing shareholders of NTAM and Future Fintech (Hong Kong) Limited did not participate in the subscription and an outsider investor purchased the shares. After the right subscription, the shareholding percentage of NTAM by Future Fintech (Hong Kong) Limited decreased from 77.14% to 42.86%.  In November 2024, the Company sold its remaining 42.86% ownership of NTAM to a third party for HK$2.4 million and is no longer in asset management business in Hong Kong.

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

On September 4, 2024, the Company deregistered and dissolved the Tianjin Future Private Equity Fund Management Partnership, a Limited Partnership under the laws of China.

On December 6, 2024, the Company and FTFT SuperComputing Inc. a wholly owned subsidiary of the Company (“FTFT SuperComputing”) entered into a Stock Purchase Agreement (the “Agreement”) with DDMM Capital LLC (the “Buyer”).  Pursuant to the terms of the Agreement, the Company sold all of the issued and outstanding shares of FTFT SuperComputing to the Buyer for a purchase price that equals to: (i) the assumption of the obligations of FTFT SuperComputing totaling $973,072.24 and (ii)$1,000,000, which was paid to an account at Olshan Frome Wolosky LLP to satisfy, in part, the right of payment held by FT Global Capital, Inc. arising from the judgment entered in favor of FT Global and against the Company registered in the Southern District of New York and all matters pertaining to such litigation. The closing of the transactions contemplated by the Agreement took place on December 9, 2024.

On December 18, 2024, the Company sold all of its interest and ownership of Future Fintech Digital Capital Management LLC, FTFT UK Limited, DigiPay FinTech Limited, GlobalKey SharedMall Limited, Future Fintech Labs Inc., and Future Fintech Digital Number One GP, LLC (USA) to Alec Orudjiev, the general counsel of FT Global for $25,000 through the court ordered auction by the United States Marshal for the Southern District of New York.

On January 26, 2023, the Company filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment, the Company has authorized and approved a 1-for-5 reverse stock split of the Company’s authorized shares of common stock from 300,000,000 shares to 60,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “2023 Reverse Stock Split”).

On March 27, 2025, the Company filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment, the Company has authorized and approved a 1-for-10 reverse stock split of the Company’s authorized shares of common stock from 60,000,000 shares to 6,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (“2025 Reverse Stock Split”, collectively with 2023 Reverse Stock Split as “Reverse Splits”). The common stock will continue to be $0.001 par value. The Company rounded up the fractional shares that result from the 2025 Reverse Stock Split and no fractional shares will be issued in connection with the 2025 Reverse Stock Split and no cash or other consideration will be paid in connection with any fractional shares that would otherwise have resulted from the 2025 Reverse Stock Split. No changes are being made to the number of preferred shares of the Company which remain as 10,000,000 preferred shares as authorized but not issued. The amendment to the Articles of Incorporation of the Company took effect at 1:00pm E.T. on April 1, 2025.

The Company operated a blockchain based online shopping platform, Chain Cloud Mall (“CCM”) Chain Cloud Mall through its VIE and its business was materially and negatively affected during outbreak of COVID-19 because the Company was unable to implement its promotion strategy to enroll new members through training of such members and distributors via meetings and conferences which was not possible during the outbreak of COVID-19.  CCM has generated minimal revenue and business since 2021, despite the Company transformed the member-based business model of CCM to a sale agent based “Enterprise Communication as A Service” or eCAAS platform during the second quarter of 2021. The Company started a process to close it down in November 2023 and completed deregistration and dissolution of the VIE with local authority on March 7, 2024.

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

The Company currently has one directly controlled subsidiaries: Future FinTech (Hong Kong) Limited, a company incorporated under the laws of Hong Kong.

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

Asset Management, Brokerage and Investment Banking Services in Hong Kong.

The Company acquired 90% of the issued and outstanding shares of Nice Talent Asset Management Limited (“NTAM”), a Hong Kong-based asset management company in August 2021. NTAM was founded in 2018 and it engages asset management and advisory services. NTAM is licensed under the Securities and Futures Commission of Hong Kong (SFC) for carrying out regulated activities in “Advising on Securities” and “Asset Management”. NTAM offers diversified asset management portfolio for professional investors. Assets of NTAM’s clients are held in banks, where clients gave the banks their authorization allowing NTAM to place trading instructions on behalf of the clients in order to manage the clients’ assets. In order to retain talent in view of the increased turnover in the industry in Hong Kong, top performers of NTAM who had worked with the company for years were granted the right to subscribe for new shares of NTAM with cash. As a result, in July 2023, 19 shares of NTAM were issued to Ms. Lau Kwai Chun at a cash consideration of HK$1,786,301 and in December 2023, 11 shares of NTAM were issued to Aspenwood Capital Partner Limited at a cash consideration of HK$1,034,174. Due to the abovementioned 30 new shares issuance, the Company’s holding of NTAM decreased from 90% to 77.14%. In August 2024, NTAM issued additional 168 shares with HK$17,900 each for a total of HK$3,007,200 by way of rights subscription offer to three existing shareholders of NTAM and Future Fintech (Hong Kong) Limited did not participate in the subscription and an outsider investor purchased the shares. After the right subscription, the shareholding percentage of NTAM by Future Fintech (Hong Kong) Limited decreased from 77.14% to 42.86%.  In November 2024, the Company closed the sale of its remaining 42.86% ownership of NTAM to a third party for HK$2.4 million and is no longer in asset management business in Hong Kong.

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

(5) External Asset Management Services (EAM)

This business takes customer demand as the service purpose, cooperates with several private banks which provide asset custody services, and innovatively introduces the function of investment bank to provide exclusive private solutions for clients.

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

On June 16, 2023, QR (HK) Limited was dissolved and deregistered.

On December 5, 2023, FTFT PARAGUAY S.A. was dissolved.

On March 7, 2024, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited was dissolved and deregistered.

On September 4, 2024, Tianjin Future Private Equity Fund Management Partnership (Ltd Partnership) was dissolved and deregistered.

On November 27, 2024, Nice Talent Asset Management Limited (“NTAM”) was disposed of for a consideration of US$ 0.31 million (HK$2.40 million).

On December 9, 2024, FTFT SuperComputing Inc. was disposed of for a consideration of US$1.97 million, of which (i) the assumption of the obligations of FTFT SuperComputing totaling $973,072.24 and (ii) $1,000,000 was paid to an account at Olshan Frome Wolosky LLP to satisfy, in part, the right of payment held by FT Global Capital, Inc. arising from the judgment entered in favor of FT Global and against the Company registered in the Southern District of New York.

On December 18, 2024, the Company sold all of its interest and ownership of Future Fintech Digital Capital Management LLC, FTFT UK Limited, DigiPay FinTech Limited, GlobalKey SharedMall Limited, Future Fintech Labs Inc., and Future Fintech Digital Number One GP, LLC (USA) to Alec Orudjiev, the general counsel of FT Global for $25,000 through the court ordered auction by the United States Marshal for the Southern District of New York. Currently, the main business of the Company is supply-chain financing services and trading in China

Segment Information Reclassification

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

Other comprehensive income for the years ended December 31, 2024 and 2023 represented foreign currency translation adjustments and were included in the consolidated statements of comprehensive income.

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

Comparison of Operation Results of years ended December 31, 2024 and 2023

Revenue

The following table presents our consolidated revenues for our main products and services for the fiscal years 2024 and 2023, respectively, (in thousands):

	Year ended December 31,		Change
	2024	2023	Amount	%
Supply Chain Financing/Trading	$983	$20,826	$(19,843)	(95.28)%
Others	1,175	871	304	34.90%
Total	$2,158	$21,697	$19,539	(158.50)%

Revenue decreased from $21.7 million in 2023 to $2.16 million in 2024, decrease of $19.54 million or 158.5%. The decrease in overall revenue was mainly due to the sale of the subsidiary NTAM which generated $12.88 million revenue from asset management business in 2023 as well as decrease in revenues generated from supply chain financing and trading business. As the real estate, infrastructure and overall economy in China have slowed down in 2024, the demand for sand and steel has dropped during 2024 comparing to the same period of 2023, and coal price has decreased in China and the market demand has also decreased during 2024 as comparing to the same period of 2023.

Other revenues increased from $0.87 million for the year ended December 31, 2023 to $1.18 million for the same period of 2024, mainly due to the increased debt recovery consulting service fee as well as U.S. dollar bond service income, as we did not have such income in 2023.

Gross Margin

(in thousands)

	2024		2023
	Gross profit	Gross margin	Gross profit	Gross margin
Supply Chain Financing/Trading	$175	17.8%	423	2.03%
Others	1,097	93.36%	698	80.09%
Total	$1,272	58.94%	$1,121	51.95%

Overall gross profit increased from approximately $1.12 million in 2023 to approximately $1.27 million in 2024, mainly due to new consulting and US dollar bond services business in 2024 comparing to 2023.

Operating Expenses

The following table presents consolidated operating expenses and operating expenses as a percentage of revenue for 2024 and 2023, respectively, (in thousands):

	2024		2023
	Amount	% of revenue	Amount	% of revenue
General and administrative	$6,213	287.91%	$7,244	33.39%
Research and development expenses	313	14.5%	340	1.57%
Stock compensation expense	671	31.09%	3,468	15.98%
Selling expenses	636	29.47%	288	1.33%
(Recovery) Provision of doubtful debts	27,350	1,267.38%	(788)	(3.63)%
Impairment Loss	-	-	14,161	65.27%
Total operating expenses	$35,207	1,631.46%	$24,713	113.9%

General and administrative expenses decreased by $1 million, or 13.89%, from $7.2 million to $6.2 million for the year ended 2024, compared to the same period of last fiscal year. The decrease in general and administrative expenses was mainly due to decreased professional service fees and rental fee during the year ended December 31, 2024.

Selling expenses increased by $0.35 million to $0.63 million in 2024 as compared to $0.28 million in 2023, the increase in selling expenses was mainly due to increase in selling expenses from our supply chain business.

Bad debt provision increased by $27.35 million during the year 2024, compared to the same period of last fiscal year. The increase was due to bad debt provision in 2024 because a different bad debt provision accounting treatment method used in 2024.

Loss from Operations

Loss from operations increased by $1.41 million to $34.23 million for 2024 from $32.82 million for 2023, mainly due to decrease in cost of revenue.

Noncontrolling Interests

Nature Worldwide Resources Ltd. holds 40% interest in DCON DigiPay Limited (“DCON Digipay”). Each of Bin Wu and Lixiong Huang holds 25% and 20% interest in FTFT Capital Investments L.L.C., respectively.

Loss per Share

Basic and diluted loss per share from continuing operations were $1.63 and $1.63 in fiscal 2024, as compared to $2.21 and $2.2 in fiscal 2023, respectively. Basic and diluted loss per share attributable to discontinued operations was $0.06 and $0.06 for fiscal year 2024 as compared to basic and diluted income per share $0.07 and $0.07 for fiscal year 2023 respectively.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $4.84 million, a decrease of $12.57 million, from $17.41 million as of December 31, 2023. The decrease in cash, cash equivalents was mainly due the loss in provision of doubtful debt for the year ended December 31, 2024 comparing to the same period of 2023.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $8.27 million as of December 31, 2024, a decrease of $28.49 million from $36.76 million as of December 31, 2023, mainly due to decrease in current assets.

In 2024, net cash used in our operating activities was $21.23 million compared to net cash used in operating activities of $14.56 million in 2023. The increase in net cash used by operating activities was primarily due to an increase in provision of doubtful debt during the year ended December 31, 2024.

In 2024, net cash provided in our investing activities was $16.29 million compared to net cash used in operating activities of $8.78 million in 2023 mainly due to decrease in repayment for loan receivable.

In 2024, cash used by financing activities was $2.5 million as compared to cash used in financing activities negative $2.4 million in 2023. The increase in cash used by financing activities was mainly due to proceeds from the issuance of common stock from a private placement, net of issuance costs.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements.

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

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2024.

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

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due to a material weakness in our internal control over financial reporting., we currently are training our staff with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Management assessed our internal control over financial reporting as of December 31, 2024.

The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, our CEO and CFO concluded that our internal control over financial reporting as of December 31, 2024 was ineffective. We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP and SEC reporting experience. We engaged a consultant with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. We also engaged an internal control consulting firm in July 2023 to review, test and improve our internal accounting controls and internal control over financial reporting. We have adopted and are implementing policies, procedures and practices recommended in the report of the consultant and have arranged training of internal control for our employees and management on disclosure controls and procedures. We believe the measures described above will remediate the material weakness. The Company continues to make efforts to implementing its existing and newly adopted procedures to improve our disclosure controls and internal controls over financing reporting.

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

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of April 11, 2025, the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Hu Li (1)	51	Chief Executive Officer (“CEO”), President and Director
Ming Yi (2)	44	Chief Financial Officer (“CFO”)
Peng Lei (3)	47	Chief Operating Officer (“COO”)
Fuyou Li (4)(5)	71	Independent Director and Chairman of the Board of Directors
Mingyong Hu (4)(6)	46	Independent Director
Mingjie Zhao (4)(7)	59	Independent Director
Ying Li (8)	36	Vice President and Director

(1)	Hu Li was appointed as CEO, President and a member of the Board of Directors of the Company on August 5, 2024.

(2)	Ming Yi was appointed as CFO of the Company on November 30, 2020.

(3)	Peng Lei was appointed as the COO of the Company on July 28, 2023.

(4)	Member of the audit committee and compensation committee.

(5)	Fuyou Li was appointed a member of the Board of Directors of the Company on May 8, 2015 and as the Chairman of the Board on June 23, 2021.

(6)	Mingyong Hu was appointed a member of the Board of Directors of the Company on October 1, 2024.

(7)	Mingjie Zhao was appointed a member of the Board of Directors of the Company on July 15, 2020.

(8)	Ms. Ying Li was appointed as a member of the Board on June 23, 2021.

Hu Li, Chief Executive officer, President and Director of the Board

Mr. Hu Li has served as the Chief Executive Officer, President of the Company and a member of the Board since August 5, 2024. Mr. Li  has served as the Corporate Secretary of the Company since June 2019. Mr. Li has served as a director and Chief Executive Officer of FTFT International Securities and Futures Limited, a wholly owned subsidiary of the Company since January 2024. Mr. Li has served as a director of the Board of Directors of Shineco, Inc. (Nasdaq: SISI) since September 2021. Mr. Li served as the chief supervisor of Anhui Yihai Mining Equipment Co., Ltd., a public company in China NEEQ Market (Stock Symbol: 831451) from February 2018 to July 2021. From September 2015 to February 2018, Mr. Li served as the Vice General Manager of Shaanxi Huipu Financial Leasing Co., Ltd. Mr. Li obtained his master’s degree in Business Administration (MBA) from Xi’an Technology University in 2008 and bachelor’s degree from Xi’an Fanyi University in 1996. The Board believes that Mr. Hu’s significant experience in investment and management will be an asset to the Company and the Board.

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

Mingyong Hu, Director

On October 1, 2024, the Board appointed Mingyong Hu as a member of the Board of Directors of the Company. Mr. Hu is also the Chairman of Audit committee of the Board and a member of the Compensation Committee of the Board.

Mr. Mingyong Hu was the founder and CFO of Beijing Xiaowu Supply Chain Technology Co., Ltd. from August 2021 to April 2024. From March 2019 to July 2021, Mr. Hu was the executive vice president of Zhenghua Guotai International Trading Co., Ltd. From October 2017 to March 2019, Mr. Hu was the general manager of Zhongrong Dinghui (Beijing) Equity Investment Fund Management Co., Ltd. From January 2016 to October 2017, Mr. Hu was the executive vice president of Zhongsheng Wantong Equity Investment Fund Management (Beijing) Co., Ltd. From June 2007 to December 2015, Mr. Hu was a partner and executive deputy general manager of Zhonghao Investment Group Co., Ltd.

Mr. Mingyong Hu received his bachelor’s degree in accounting from Hunan University in July 2001. Mr. Hu is a Certified Public Accountant of China, and he also holds Certification of Securities Professional and Fund Qualification Certificate in China.

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

All of our directors and officers reside outside of the United States, except for Mr. Mingjie Zhao. Mr. Peng Lei, Mr. Hu Li, Mr. Ming Yi, Ms. Ying Li and Fuyou Li reside in China.

Board Diversity Matrix

Board Diversity Matrix (As of April 11, 2025)
Total Number of Directors	5

	Female	Male	Non- Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	4	0	0
Part II: Demographic Background
Asian (other than South Asian)			5

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

Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons, the Company believes that, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended December 31, 2024,.

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

Committees of the Company’s Board of Directors

The Board held 10 regularly scheduled and special meetings during fiscal year 2024. All of the directors attended (in person or by telephone) all of the Board meetings and any committees of the Board on which they served during the fiscal year. Directors are expected to use their best efforts to be present at the shareholders annual meeting. All of our directors attended the December 5, 2024 shareholders annual meeting by tele-conference or in person.

Audit Committee

On April 25, 2008, the Board formed an audit committee. Messrs. Hu, Li and Zhao currently serve on the audit committee, which is chaired by Mr. Lau. Each member of the audit committee is “independent” as that term is defined in the rules of the SEC and within the meaning of such term as defined under the rules of the NASDAQ Capital Market. The Board has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee. The audit committee held 4 meetings during fiscal year 2024, and all audit committee members attended each of those meetings. Our Board has determined that Mr. Hu is an “audit committee financial expert,” as defined under the applicable SEC rules. The audit committee has a written charter, which is available on the Company’s website at http://www.ftft.com.

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

Compensation Committee

On April 25, 2008, the Board formed a compensation committee. Messrs. Hu, Li and Zhao currently serve on the compensation committee, which is chaired by Mr. Zhao. Each member of the compensation committee is “independent” as that term is defined in the SEC rules and within the meaning of such term as defined under the rules of the NASDAQ Capital Market, a “nonemployee director” for purposes of Section 16 of the Exchange Act. No interlocking relationship exists between the Board or the compensation committee and the Board or compensation committee of any other company, nor has any interlocking relationship existed during the last fiscal year. The compensation committee held 3 meetings during fiscal year 2024. The compensation committee has a written charter, which is available on the Company’s website at http://www.ftft.com/.

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

Board Leadership Structure

Our Board of Directors is currently comprised of five members, including three independent directors who serve as members of our audit committee and compensation committee. Our Board leadership structure consists of a Chairman of the Board. Currently, Mr. Fuyou Li, an independent director, serves as Chairman of the Board. The Board of Directors believes that this leadership structure, with Mr. Fuyou Li serving as the Chairman and Mr. Hu Li serving as Chief Executive Officer, is appropriate at this time because it enables the Board, as a whole, to engage in oversight of management, promote communication and collaboration between management and the Board, and oversee governance matters, while allowing our Chief Executive Officer to focus on his primary responsibility, the operational leadership and strategic direction of the Company. In addition to chairing the Board, Mr. Li is a member of the Audit and Compensation Committees.

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

Stock Incentive Plans

The Board of Directors of the Company approved and adopted the Future FinTech Group Inc. 2024 Omnibus Equity Plan (the “2020 Equity Plan”) on October 12, 2024, which was approved by the shareholders at the shareholders annual meeting on December 5, 2024., to provide equity awards to employees, directors and consultants of the Company (the “2024 Plan”). There are 5,000,000 shares of commons stock available for awards under 2024 Plan. On March 10, 2025, the Compensation Committee of the Board granted stock awards of 5,000,000 shares of common stock of the Company, pursuant to the Company’s 2024 Omnibus Equity Plan, to sixteen officers and employees of the Company and its subsidiaries, including: 300,000 shares to Hu Li, Chief Executive Officer of the Company (All the share numbers stated here are before the 1 for 10 reverse stock split effected in April 1, 2025)

The Board of Directors of the Company approved and adopted the Future FinTech Group Inc. 2023 Omnibus Equity Plan (the “2023 Equity Plan”) on October 12, 2023, which was approved by the shareholders at the shareholders annual meeting on December 5, 2023. The 2023 Equity Plan has a total of 5,000,000 shares of Common Stock. On December 23, 2023 (the “Grant Date”), the Compensation Committee of the Board of Directors (the “Board”) of the Company granted stock awards of 2,890,000 shares of common stock of the Company, pursuant to the Company’s 2023 Equity Plan, to sixteen officers and employees of the Company and its subsidiaries (the “Grantees”), including: 200,000 shares to Shanchun Huang, Chief Executive Officer and President of the Company, 40,000 shares to Peng Lei, Chief Operating Officer of the Company, and 30,000 shares to Hoo Lee, Corporate Secretary of the Company (collectively, the “Grants”). The Grants vested immediately on the Grant Date and each of the Grantees also entered into an Unrestricted Stock Award Agreement with the Company on December 23, 2023. On October 4, 2024, the Company granted the remaining 2,110,000 share under 2023 Omnibus Equity Plan to 4 employees of the Company and its subsidiaries. (All the share numbers stated here are before the 1 for 10 reverse stock split effected in April 1, 2025)

We believe that the future success of the Company depends, in large part, upon the ability of the Company to maintain a competitive position in attracting, retaining and motivating key personnel.

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

Employment Agreements

We entered into an Employment Agreement with our CEO, Mr. Hu Li, on August 5, 2024 with a term of three year subject to renewal. Mr. Li receives compensation in the amount of $7,000 per month and will be eligible for an annual cash and equity bonus in the Board’s sole discretion.

On November 16, 2020, the Company entered into an employment agreement with Mr. Yang Liu as COO of the Company and the term of the agreement is for one (1) year, which has been renewed until November 16, 2023. The agreement provides that Mr. Liu receives compensation in the amount of $1 per year. On July 27, 2023, Mr. Yang Liu resigned from his position as the COO of the Company, effective on July 28, 2023. On July 28, 2023, the Board of Directors of the Company appointed Mr. Peng Lei as the COO of the Company. In connection with his appointment as COO, the Company entered into an employment agreement (the “Agreement”) with Mr. Peng Lei on August 1, 2023. The Agreement provides that Mr. Lei will receive compensation in the amount of $50,000 per year before tax and the term of the Agreement is for one (1) year which was renewed until August 1, 2025.

On December 1, 2020, the Company entered into an employment agreement with Mr. Ming Yi as CFO of the Company and the term of the agreement is for one (1) year, which has been renewed until December 1, 2025. The agreement provides that Mr. Yi receives compensation in the amount of $4,000 per month before tax.

Summary Compensation of Named Executive Officers

Our executive officers do not receive any compensation from the Company for also serving as directors of the Company. The following table sets forth information concerning cash and non-cash compensation paid by the Company to our named executive officers for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yongke Xue (1)	12/31/2023	$4,683	-			-	-	-	-	$4,683

Shanchun Huang (2)	12/31/2023	$1	$-		$248,000	-	-	-	-	$248,001
	12/31/2024	$90,740	-			-	-	-	-	$90,740

Ming Yi (3)	12/31/2023	$44,276	$-							$44,276
	12/31/2024	$47,180	-			-	-	-	-	$47,180

Hu Li (4)	12/31/2024	$49,389		$						$49,389

Peng Lei (5)	12/31/2023	$51,213			$49,600					$100,813
	12/31/2024	$50,753								$50,753

(1)	On March 4, 2020, Mr. Yongke Xue resigned as the CEO of the Company and on June 23, 2021, Mr. Xue was appointed as the president of the Company.. Mr. Yongke Xue passed away on November 24, 2023.

(2)	On March 4, 2020, Mr. Shanchun Huang was appointed as the CEO of the Company. The compensation committee of the Board granted him a stock award for 200,000 shares of common stock of the Company under 2023 Equity Plan on December 23, 2023. Mr. Shanchun Huang was resigned as CEO and President of the Company on August 5, 2024.

(3)	On November 30, 2020, the Board of the Directors appointed Mr. Ming Yi as the CFO of the Company.

(4)	On August 5, 2024, Mr. Hu Li was appointed ad CEO and President of the Company.
(5)	Mr. Peng Lei served as general manager of Future Commercial Management Co., Ltd., a wholly owned subsidiary of the Company since July 2022 and was appointed as COO of the Company on July 28, 2023. On December 23, 2023, the compensation committee of the Board granted him a stock award of 40,000 shares of common stock of the Company under 2023 Equity Plan.

*	All share granted before January 31, 2023 have been retroactively restated to reflect Reverse Stock Split effected on February 1, 2023 but not restated to reflect the 1 for 10 reverse split effected on April 1, 2025.

Outstanding Equity Awards at December 31, 2024

No outstanding equity awards held by named executive officers as of December 31, 2024.

Compensation of Directors

The following table sets forth information concerning cash and non-cash compensation paid by us to our directors during 2024.

Name	Fees Paid in Cash ($)	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Shanchun Huang(1)	$—	—		—		—		—		—			$—
Ying Li	$—	—		—		—		—		—			$—
Fuyou Li (2)	$18,000	—		—		—		—		—			$18,000
Johnson Lau (3)	$20,833	—		—		—		—		—			$20,833
Mingyong Hu (4)	$3,000		—		—		—		—		—		$3,000
Hu Li (5)	$—	—		—		—		—		—		$	---
Mingjie Zhao (6)	$25,000		—		—		—		—				$25,000

(1)	Mr. Shanchuan Huang resigned as Chief Executive Officer, President and Director of the Company on August 5, 2024.

(2)	On May 8, 2015, the Board appointed Mr. Fuyou Li as a member of the Board of Directors and a member of both the audit committee and compensation committee. Before June 30, 2021, Mr. Li was entitled for $8,850 per annum as compensation for his service as director of the Company and a member of the audit committee and compensation committee. On June 23, 2021, the Board appointed Mr. Fuyou Li as the Chairman of the Board and his annual compensation increased to $18,000 after June 30, 2021.

(3)	On December 23, 2014, the Board appointed Johnson Lau as a member of the Board of Directors of the Company and he served as the Chairman of Audit Committee and a member of Compensation Committee of the Board. Mr. Lau is entitled for $25,000 per annum as compensation for his services as a director of the Company and chair of the audit committee and a member of compensation committee. Mr. Lau resigned as the member of the Board, Chairman of the Audit Committee and a member of Compensation Committee, effective on September 30, 2024.

(4)	Mr. Mingyong Hu was appointed as a member of the Board, Chairman of the Audit Committee and a member of Compensation Committee of the Board, effective immediately, to fill the vacancy following the resignation of Mr. Lau.

(5)	Mr. Hu Li was appointed as Chief Executive Officer, President and Director of the Company on August 5, 2024, following the resignation of Mr. Shanchun Huang.

(6)	On July 15, 2020, the Board appointed Mr. Mingjie Zhao as a member of the Board and Chairman of the Compensation Committee and a member of Audit Committee of the Board. Mr. Zhao is entitled for $25,000 per annum as compensation for his current services as a director of the Company and chair of the compensation committee and a member of audit committee.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of April 11, 2025, by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and all of our directors and

●	executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 3,050,770 shares of our Common Stock outstanding as of April 11, 2025. The Company effected a 1 for 10 reverse split on April 1, 2025.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of April 11, 2025 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of April 11, 2025 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders, named executive officers, and directors below is c/o Future FinTech Group, Inc., Americas Tower, 1177 Avenue of The Americas, Suite 5100, New York, NY 10036.

Shares Beneficially Owned

Name of Beneficial Owner	Number	Percent
Directors and Named Executive Officers
Hu Li	30,000	*	%
Ming Yi	2,400	*	%
Ying Li	-	-
Mingjie Zhao	-	-
Peng Lei	14,940	*	%
Fuyou Li	-	-
Mingyong Hu	-	-
All current directors and name executive officers as a group (8 persons)	47,340	1.5%
5% or Greater Shareholders
Zeyao Xue (1)	385,287	12.6%
All 5% or Greater Shareholders	385,287	12.6%

*	Less than 1%

(1)

Including 352,277 shares directly owned by Mr. Zeyao Xue and 33,011 shares indirectly and beneficially owned by Mr. Zeyao Xue, which consists of (i) 29,342 shares that are directly owned by Golden Dawn International Limited (“Golden Dawn”), a British Virgin Islands company and (ii) 3,668 shares that are directly owned by China Tianren Organic Food Holding (“China Tianren”). Mr. Zeyao Xue holds all of the issued and outstanding capital stock of Fancylight Limited, which is an indirect 100% owner of Golden Dawn and China Tianren. As such, Mr. Zeyao Xue holds the beneficial ownership of shares owned by Golden Dawn and China Tianren. The address of Zeyao Xue is No.3, Xijuyuan Xiang, Lianhu District, Xi’an City, Shaanxi Province, China.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For details of related party transactions, see Note 16 “Related Party Transaction” to our consolidated financial statements.

Director Independence

We currently have five directors. Three of our current directors, Messrs. Mingyong Hu, Fuyou Li and Mingjie Zhao, have been determined by our Board to be “independent directors” as defined under the rules of the NASDAQ Capital Market, constituting a majority of independent directors of the Board as required by the rules of the NASDAQ Capital Market.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years 2024 and 2023. All of the services described in the following fee table were approved in conformity with the audit committee’s pre-approval process.

Audit Fees

	2024	2023
Audit Fees	$354,440	$312,000
Tax Fees		—
All Other Fees	63,000	78,350
Total	$417,440	$390,350

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by auditors Fortune CPA Inc. (“Fortune CPA”) for the audit of our annual consolidated financial statements, review of quarterly financial information and audit services that are normally provided by the principal accountant in connection with regulatory filings or engagements.

Fortune CPA provided professional services for the audit of our fiscal years 2024 and 2023 financial statements and $354,440 and $312,000 were paid to Fortune CPA for audit of our fiscal years 2024 and 2023 financial statements, respectively.

All Other Fees

Our former auditor Onestop Assurance PAC (“Onestop Assurance”) provided professional services for the audit of our fiscal year 2022 financial statements and $78,350 was paid in 2023 for review of our filings and Form S-8 and $63,000 was paid for review of our 2023 annual report in 2024.

Tax Fees

The Board audit committee’s policy is to pre-approve all audit services and all non-audit services that our independent accountants are permitted to perform for us under applicable federal securities regulations. The audit committee’s policy utilizes an annual review and general pre-approval of certain categories of specified services that may be provided by the independent accountant, up to pre-determined fee levels. Any proposed services not qualifying as a pre-approved specified service, and pre-approved services exceeding the pre-determined fee levels, require further specific pre-approval by the audit committee. The audit committee has delegated to the Chairman of the audit committee the authority to pre-approve audit and non-audit services proposed to be performed by the independent accountants. Our audit committee was established in April 2008. All the services provided by our auditors in fiscal years 2024 were pre-approved by the audit committee.

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

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENTS:

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and

2.	Exhibits

(b) EXHIBITS:

Exhibit Index

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of February 22, 2008 by and among Pacific Industry Holding Group Co., Ltd., “Pacific,” Terrence Leong, SkyPeople Fruit Juice, Inc., the “Registrant,” and the shareholders of Pacific. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on February 28, 2008.
3.1	Second Amended and Restated Articles of Incorporation, dated June 6, 2017. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on June 9, 2017.
3.2	Certificate of Designations, Preferences and Rights of the Registrant’s Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Commission on February 28, 2008.
3.3	Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Commission on February 28, 2008.
3.4	Amended and Restated Bylaws, dated June 6, 2017. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Commission on June 9, 2017.
3.5	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 10, 2016. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 15, 2016.
3.6	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 14, 2018. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 16, 2018.
3.7	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 18, 2021. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 23, 2021.
3.8	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Registrant filed with Department of State of Florida on January 26, 2023. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on January 31, 2023.
3.9	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Registrant filed with Department of State of Florida on April 1, 2025. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on April 1, 2025.
4.1	Form of Warrant. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on April 13, 2017.
4.2	Form of Placement Agent Warrant. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Commission on December 28, 2020.
4.3	Description of Securities of the Registrant registered under Section 12 of the Securities Exchange Act of 1934, as amended.*

Exhibit Number	Description
10.1	Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 14, 2011.
10.2	Exclusive Operation and Use Rights Authorization Letter by Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., dated July 31, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.3	Exclusive Technology Consulting and Service Agreement by and between Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd. and Chain Cloud Mall E-commerce (Tianjin) Co., Ltd, dated July 31, 2019. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.4	Exclusive Purchase Option Agreement by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. Zeyao Xue and Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.5	Equity Pledge Agreement by and among by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. and Zeyao Xue, dated July 31, 2019. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.6	Equity Pledge Agreement by and among by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. and Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.7	Power of Attorney issued by Zeyao Xue, dated July 31, 2019. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.8	Power of Attorney issued by Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.9	Consulting Service Agreement by and between Future FinTech Group Inc. and Dragon Investment Holding Limited (Malta) dated January 25, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 29, 2020
10.10	Director Agreement by and between Future FinTech Group Inc. and Mingjie Zhao dated July 15, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 17, 2020.

Exhibit Number	Description
10.11	Share Purchase Agreement by and between FTFT UK Limited and Rahim Shah dated September 1, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on September 7, 2021.
10.12	Collateral Deed by and between FTFT UK Limited and Rahim Shah dated September 1, 2021. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on September 7, 2021.
10.13	FTFT North American Ohio Cryptocurrency Mining Farm Cooperation Agreement by and between Future FinTech Group Inc. and APC Service Ltd. dated December 13, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 17, 2021.
10.14	Form of Unrestricted Stock Award Agreement by and between Future FinTech Group Inc. and Grantees dated on July 12, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 15, 2022.
10.15	Share Transfer Agreement by and between Future FinTech (Hong Kong) Limited and Alpha Financial Limited dated February 27, 2023. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 1, 2023.
10.16	Employment Agreement by and between the Company and Peng Lei dated August 1, 2023. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 2, 2023.
10.17	Form of Unrestricted Stock Award Agreement by and between Future FinTech Group Inc. and Grantees dated on December 23, 2023. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 26, 2023.
10.18	Securities Purchase Agreement by and between Future FinTech Group, Inc. and Streeterville Capital, LLC, dated December 27, 2023. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 27, 2023.
10.19	Convertible Promissory Note, issued by Future FinTech Group, Inc. to Streeterville Capital, LLC, dated December 27, 2023. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on December 27, 2023.
10.20	Form of Securities Purchase Agreement dated January 5, 2024. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 8, 2024.
10.21	Amendment to Convertible Promissory Note dated February 11, 2024. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 14, 2024.
10.22	Employment Agreement by and between Future FinTech Group, Inc. and Mr. Hu Li, dated August 5, 2024. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 9, 2024.
10.23	Director Agreement by and Between the Company and Mingyong Hu dated October 1, 2024. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 4, 2024.
10.24	Stock Purchase Agreement by and among Future FinTech Group Inc., FTFT SuperComputing Inc. and DDMM Capital LLC dated on December 6, 2024. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 11, 2024.
14.1	Code of Business Conduct and Ethics Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K filed with the Commission on April 16, 2024.
16.1	Letter from Onestop Assurance PAC to SEC, dated August 8, 2023. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on August 10, 2023.
19.1	Insider Trading Policy Incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed with the Commission on April 16, 2024.
21.1	Description of Subsidiaries of the Registrant*
23.1	Consent of Fortune CPA Inc.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer of Registrant.†
32.2	Section 1350 Certification of Principal Financial Officer of Registrant.†
97.1	Clawback Policy Incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the Commission on April 16, 2024.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

†	Furnished herewith

(c)	Other Financial Statement Schedules - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Future FinTech Group Inc.

April 15, 2025	By:	/s/ Hu Li
Hu Li
Chief Executive Officer, President and Director
(principal executive officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hu Li and Ming Yi, and each of them, their attorneys-in-fact and agents, each with the power of substitution, for them in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature

Name and Title	Date

/s/ Hu Li
Hu Li	April 15, 2025
Chief Executive Officer, President and Director (principal executive officer and Director)

/s/ Ming Yi
Ming Yi	April 15, 2025
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Fuyou Li
Fuyou Li	April 15, 2025
Chairman of the Board of Directors and Director

/s/ Mingjie Zhao
Mingjie Zhao, Director	April 15, 2025

/s/ Mingyong Hu
Mingyong Hu, Director	April 15, 2025

/s/ Ying Li
Ying Li, Director	April 15, 2025

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Future FinTech Group Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Future FinTech Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Future FinTech Group Inc. (the “Company”) and its subsidiaries as of December 31, 2024 and 2023, and the related consolidated statements of operation, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included the inquiries with management, analyzing the subsequent company financial position, and consideration the positive and negative evidence impacting management’s arrangements in place as of the report date.

/s/ Fortune CPA, Inc

We have served as the Company’s auditor since 2023.

Orange, CA

April 15, 2025

PCAOB # 6901

FUTURE FINTECH GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023*

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,842,741	$17,412,865
Short - term investments	1,391	959,028
Accounts receivable, net	2,088,962	4,409,812
Advances to suppliers and other current assets	4,974,277	3,437,925
Loan receivables	7,094,764	14,895,086
Other receivables, net	1,694,752	7,589,038
Amount due from related parties	20,000	12,151
Assets related to discontinued operations	-	5,774,564
TOTAL CURRENT ASSETS	$20,716,887	$54,490,469

Property, plant and equipment, net	$2,599,194	$2,812,151
Right of use assets - operation lease	523,792	448,035
Intangible assets	532,822	588,982
Debt investment	1,530,243	-
Assets related to discontinued operation	-	2,601,113
TOTAL NON-CURRENT ASSETS	$5,186,051	$6,450,281
TOTAL ASSETS	$25,902,938	$60,940,750

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,219,301	$3,301,715
Accrued expenses and other payables	9,938,495	11,115,595
Advances from customers	30,559	303,711
Convertible notes payables	553,086	1,100,723
Lease liability - operation lease	334,017	353,268
Amounts due to related parties	37,907	103,530
Liability related to discontinued operation	-	1,449,820
TOTAL CURRENT LIABILITIES	$13,113,365	$17,728,362

NON-CURRENT LIABILITIES
Lease liability - operation lease	192,754	106,525
Liability related to discontinued operation	$-	$690,819
TOTAL NON-CURRENT LIABILITIES	192,754	797,344
TOTAL LIABILITIES	$13,306,119	$18,525,706
Commitments and contingencies (Note 23)
STOCKHOLDERS’ EQUITY
Future FinTech Group, Inc, Stockholders’ equity
Common stock, $0.001 par value; 60,000,000 shares authorized; 24,470,844 shares and 17,834,874 shares issued and outstanding as of December 31, 2024 and December 31, 2023 respectively*	$24,470	$17,835
Additional paid-in capital	237,474,153	233,890,997
Statutory reserve	98,357	98,357
Accumulated deficit	(218,885,534)	(185,929,662)
Accumulated other comprehensive loss	(4,248,561)	(4,094,276)
Total Future FinTech Group, Inc. stockholders’ equity	14,462,885	43,983,251
Non-controlling interests	(1,866,066)	(1,568,207)
Total stockholders’ equity	12,596,819	42,415,044
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,902,938	$60,940,750

*	all shares and per share data have been retroactively restated to reflect reverse stock split effected on February 1, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended,
	2024	2023*
Revenue	$2,158,125	$21,697,205
Cost	886,108	20,575,600
Gross profit	1,272,017	1,121,605

Operating Expenses
General and administrative expenses	6,212,895	7,243,721
Research and development expenses	312,865	340,408
Stock-based compensation	670,980	3,468,000
Selling expenses	635,918	288,314
Provision (Recovery) of doubtful debts	27,350,439	(787,868)
Impairment loss	-	14,160,931
Total operating expenses	35,183,097	24,713,506

Loss from operations	(33,911,080)	(23,591,901)

Other (expenses) income
Interest income	1,105,674	1,314,230
Interest expenses	(108,454)	(892)
Other (expenses) income, net	(1,319,982)	(10,541,007)
Total other expenses, net	(322,762)	(9,227,669)

Loss from Continuing Operations before Income Tax	(34,233,842)	(32,819,570)
Income tax provision	-	-
Deferred income tax	-	(7,833)
Loss from Continuing Operations	(34,233,842)	(32,827,403)

Discontinued Operations (Note 21)
Loss from discontinued operations	-	(1,574,978)
Gain on disposal of discontinued operations	1,054,155	386,482

Net Loss	$(33,179,687)	$(34,015,899)
Less: Net Loss attributable to non-controlling interests of discontinued operations	(190,840)	(108,046)
Less: Net Loss attributable to non-controlling interests of continued operations	(32,975)	(254,625)
Net loss attributable to Future Fintech Group Inc.	$(32,955,872)	$(33,653,228)
Other comprehensive income (loss)
Loss from continued operations	$(34,233,842)	$(32,827,403)
Foreign currency translation – continued operations	(154,285)	(494,786)
Comprehensive loss - continued operation	(34,388,127)	(33,322,189)
Gain (Loss) from discontinued operations	$1,054,155	$(1,188,496)
Foreign currency translation - discontinued operation	114,723	23,515
Comprehensive income (loss) - discontinued operation	1,168,878	(1,164,981)
Comprehensive Loss	$(33,219,249)	$(34,487,170)
Less: Net loss attributable to non-controlling interests of continued operations	(32,975)	(254,625)
Less: Net loss attributable to non-controlling interests of discontinued operations	(190,840)	(108,046)
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	$(32,995,434)	(34,124,499)

Earnings (loss) per share:
Basic loss per share from continued operation	$(1.63)	$(2.21)
Basic earnings (loss) per share from discontinued operation	0.06	(0.07)
	$(1.57)	$(2.28)
Diluted Earnings (loss) per share:
Diluted loss per share	$(1.63)	$(2.20)
Diluted earnings (loss) per share from discontinued operation	0.06	(0.07)
	$(1.57)	$(2.27)
Weighted average number of shares outstanding
Basic	20,928,073	14,746,726
Diluted	20,970,181	14,788,834

*	Reclassification- certain reclassifications have been made to the financial statements for the period ended December 31, 2023 to conform to the presentation for the period ended December 31, 2024, with no effect on previously reported net income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulative
			Additional			Other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares	Amount	capital	reserve	Deficits	income	interests	Total
Balance at December 31, 2022	14,645,653	$14,646	$222,751,657	$98,357	$(152,276,434)	$(3,623,005)	$(1,279,580)	$65,685,641
Issuance of common stocks-non cash	299,221	299	7,387,398	-	-	-	-	7,387,697)
Net loss from continued operation	-	-	-	-	(32,572,778)	-	(254,625)	(32,827,403)
Net loss from discontinued operations	-	-	-	-	(1,466,932)	-	(108,046)	(1,574,978)
Contribution by non-controlling interests	-	-	286,832	-	-	-	74,044	360,876
Share-based payments-omnibus equity plan	2,890,000	2,890	3,465,110	-	-	-	-	3,468,000
Disposition of Discontinued operation	-	-	-	-	386,482	23,515	-	409,997
Foreign currency translation adjustment	-	-	-	-	-	(494,786)	-	(494,786)
Balance at December 31, 2023	17,834,874	$17,835	$233,890,997	$98,357	$(185,929,662)	$(4,094,276)	$(1,568,207)	$42,415,044
Issuance of common stocks-conversion of debt	2,375,434	2,375	622,625	-	-	-	-	625,000
Issuance of common stocks-cash	2,150,536	2,150	2,578,493	-	-	-	-	2,580,643
Net loss from continued operation	-	-	-	-	(34,200,867)	-	(32,975)	(34,233,842)
Share-based payments-omnibus equity plan	2,110,000	2,110	668,870	-	-	-	-	670,980
Disposition of Discontinued operation	-	-	(286,831)	-	1,244,995	114,723	(264,884)	808,002
Foreign currency translation adjustment	-	-	-	-	-	(269,008)	-	(269,008)
Balance at December 31, 2024	24,470,844	$24,470	$237,474,153	$98,357	$(218,885,534)	$(4,248,561)	$(1,866,066)	$12,596,819

All shares and per share data have been retroactively restated to reflect reverse stock split effected on February 1, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,179,687)	$(34,015,899)
Net income (loss) from discontinued operation	1,054,155	(1,188,496)
Net loss from continuing operations	(34,233,842)	(32,827,403)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	209,254	201,363
Amortization	57,035	57,035
Provision (Recovery) of doubtful debts	27,350,439	(716,914)
Impairment of goodwill	-	14,148,298
Impairment of short term investment	9,315	12,633
Interest expenses related to convertible note	77,363	-
Share-based payments	670,980	3,468,000
Changes in operating assets and liabilities
Accounts receivable	2,637,772	5,564,429
Other receivables	(10,366,870)	(7,312,243)
Advances to suppliers and other current assets	(5,106,927)	1,219,839
Operating lease assets and liabilities	(8,779)	11,757
Accounts payable	(1,082,414)	(4,407,094)
Accrued expenses	(1,177,100)	6,946,335
Advances from customers	(273,152)	(929,882)
Net cash used in operating activities – continued operations	(21,236,926)	(14,563,847)
Net cash provided by (used in) operating activities – discontinued operations	10,093,999	(24,066)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(34,056)	(65,653)
Disposal of property and equipment	230,738	32,490
Additions to loan receivables	(421,249)	(9,966,830)
Repayment of loan receivable	280,833	14,107,063
Payment for Short term Investment	946,669	-
Increase of financial products	(1,391)	-
Debt investment	(1,530,243)	-
Acquisition of a subsidiary, net of cash	-	4,679,434
Disposal of a subsidiary, net of cash	(1,101,201)	(5,993)
Net cash (used in) provided by investing activities from continued operations	(1,629,900)	8,780,511
Net cash used in investing activities from discontinued operations	(2,064,479)	(745,440)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of issurance costs	2,580,643	-
Notes payable		(3,589,582)
Proceeds from amounts due from related parties, net	166,766	83,055
Repayment of amounts due to related parties, net	(240,238)	-
Proceeds from secured convertible promissory note	-	1,100,723
Net cash provided by (used in) financing activities from continued operations	2,507,171	(2,405,804)
Net cash provided by financing activities from discontinued operations	-	582,056

Effect of change in exchange rate	(239,989)	(188,642)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,570,124)	(8,565,232)
Cash and cash equivalents, from the continuing operations beginning of year	17,412,865	27,597,510
Cash and restricted cash at end of year	4,842,741	19,032,278
Less: Cash and cash equivalents from the discontinued operations, end of year	-	(1,619,413)
Cash and cash equivalents, from the continuing operations end of year	4,842,741	17,412,865

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Conversion of debt	625,000	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$510,838
Interest paid	108,454	-

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2024 AND 2023

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

On October 30, 2023, Future FinTech (Hong Kong) Limited, a wholly owned subsidiary of the Company acquired 100% equity interest of Alpha International Securities (HONG KONG) Limited a company incorporated in Hong Kong for $1,791,174 (HKD 14,010,421), which is in the securities business. The Company has changed its name from Alpha International Securities (HONG KONG) Limited to FTFT International Securities and Futures Limited on November 1, 2023.

On October 30, 2023, Future FinTech (Hong Kong) Limited, a wholly owned subsidiary of the Company acquired 100% equity interest of Alpha Information Services (Shenzhen) Co., Ltd for $210,788 (HKD 1,649,528), which provides information services for FTFT International Securities and Futures Limited. The Company has changed its name from Alpha Information Services (Shenzhen) Co., Ltd to Future information service (Shenzhen) Co., Ltd on November 3, 2023.

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

The reverse stock split would be reflected in our December 31, 2024 and December 31, 2023 statements of changes in stockholders’ equity, and in per share data for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation and principle of consolidation

These consolidated financial statements (“financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America, or US GAAP.

The Company’s functional currency of subsidiaries in China is the Chinese Renminbi (RMB). Other subsidiaries outside of China use U.S. Dollar (USD), Hong Kong Dollar (HKD), Great Britain Pound (“GBP”) and AED (United Arab Emirates Dirham) as the functional currency; however, the accompanying consolidated financial statements have been translated and presented in USD.

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

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

Discontinued Operations

On June 16, 2023, QR (HK) Limited was dissolved and deregistered.

On December 5, 2023, FTFT PARAGUAY S.A. was dissolved.

On March 7, 2024, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited was dissolved and deregistered. The loss on disposal was $ 45,487.54.

On September 4, 2024, Tianjin Future Private Equity Fund Management Partnership (Ltd Partnership) was dissolved and deregistered. The loss on disposal was $22.46.

On October 18, 2024, Nice Talent Asset Management Limited (“NTAM”) was disposed of for a consideration of US$ 0.31 million (HK$2.40 million). The loss on disposal was $2.32 million.

On December 6, 2024, FTFT Super Computing Inc. was disposed of for a consideration of US$1.97 million, of which (i) the assumption of the obligations of FTFT Super Computing totaling $973,072.24 and (ii) $1,000,000 was paid to an account at Olshan Frome Wolosky LLP to satisfy, in part, the right of payment held by FT Global Capital, Inc. arising from the judgment entered in favor of FT Global and against the Company registered in the Southern District of New York. The gain on disposal was $3.42 million.

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

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. The Company’s operating losses amounted $36.62 million, and it had negative operating cash flows amounted $21.24 million as of December 31, 2024. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has raised funds through issuance of convertible notes and common stock.

The Company had net working capital of $7.60 million. The Company had current liabilities of $13.11 million which is expected to get repaid within twelve months. As of December 31, 2024, the Company had cash of $4.84 million, accounts receivable of $2.09 million and loan receivables of $7.09 million, which were expected to be liquid and used to repay the liabilities. As such, the Company believed it had sufficient cash to settled the liabilities within the next 12 months.

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

For the year ended December 31, 2024:

	Income	Share	Pre-share amount

Loss from continued operations attributable to Future Fintech Group, Inc.	$(34,200,867)	20,928,073	$(1.63)
Income from discontinued operations attributable to Future Fintech Group, Inc.	$1,244,995	20,928,073	$0.06

Basic EPS:
Loss to common stockholders from continuing operations	$(34,200,867)	20,928,073	$(1.63)
Income available to common stockholders from discontinued operations	$1,244,995	20,928,073	$0.06

Dilutive EPS:

Warrants	-	42,108	-
Diluted earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continued operations attributable to Future Fintech Group, Inc.	$(34,200,867)	20,970,181	$(1.63)
Diluted earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinued operations	$1,244,995	20,970,181	$0.06

For the year ended December 31, 2023:

	Income	Share	Pre-share amount

Loss from continued operations attributable to Future Fintech Group, Inc.	$(32,572,778)	14,746,726	$(2.21)
Loss from discontinued operations attributable to Future Fintech Group, Inc.	$(1,080,450)	14,746,726	$(0.07)

Basic EPS:
Loss to common stockholders from continuing operations	$(32,572,778)	14,746,726	$(2.21)
Loss available to common stockholders from discontinued operations	$(1,080,450)	14,746,726	$(0.07)

Dilutive EPS:

Warrants before 1-for-5 reverse stock split	-	210,526	-
Warrants after 1-for-5 reverse stock split	-	42,108	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continued operations attributable to Future Fintech Group, Inc.	$(32,572,778)	14,788,834	$(2.20)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinued operations	$(1,080,450)	14,788,834	$(0.07)

Cash, cash equivalents and restricted cash

Cash and cash equivalents included cash on hand and demand deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal and use and with an original maturity of three months or less.

Deposits in banks in the PRC are only insured by the government up to RMB500,000, in the HK are only insured by the government up to HKD 500,000, in the United Kingdom are only insured by the government up to GBP18,000, in the United States of America are only insured by the Federal Deposit Insurance Corporation up to USD 250,000, and are consequently exposed to risk of loss.

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

The Company has assessed its receivable including credit term and corresponding all its receivables in December 2024. Upon such credit terms, bad debt expense was $27.35 million and $(787,868) during the years ended December 31, 2024 and 2023, respectively. Accounts receivables of $1.15 million and nil have been outstanding for over 90 days as of December 31, 2024 and December 31, 2023, respectively.

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

Revenue recognitions are as follows:

Sales of coals, aluminum ingots, sand and steel

The Company recognize revenue when the receipt of merchandise is confirmed by the customers, which is the point that the title of the goods is transferred to the customer. Revenue was $0.83 million and $20.44 million during the year ended December 31, 2024 and 2023, respectively.

Sales agent services of coals, aluminum ingots, sand and steel

For the sale of third-party products where the Company obtains control of the product before transferring it to the customer, the Company recognizes revenue based on the gross revenue amount billed to customers as sales of goods listed above. The Company considers multiple factors when determining whether it obtains control of third-party products, including evaluating if it can establish the price of the product, retains inventory risk for tangible products or has the responsibility for ensuring acceptability of the product. The Company recognizes net revenue as agent services for the sales of coals, aluminum ingots, sand and steel when no control obtained throughout the transactions. Revenue was $0.15 million and $0.33 million during the year ended December 31, 2024 and 2023, respectively.

Brokerage service

Daily Bargain Detail Report will be submitted to accountant each day, and accountant posts commission based on received settlement report.

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

Foreign Currency and Other Comprehensive Income (Loss)

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency; however, the reporting currency of the Company is the USD. Assets and liabilities of the Company’s foreign subsidiaries have been translated into USD using the exchange rate at the balance sheet dates, while equity accounts are translated using historical exchange rate. The exchange rate we used to convert RMB to USD was 7.19:1 and 7.08:1 at the balance sheet dates of December 31, 2024 and December 31, 2023, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert RMB to USD were 7.12:1 and 7.05:1 for fiscal year 2024 and fiscal year 2023, respectively.

The exchange rate we used to convert HKD to USD was 7.76:1 and 7.82:1 at the balance sheet dates of December 31, 2024 and December 31, 2023. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert HKD to USD were 7.80:1 and 7.83:1 for fiscal year 2024 and fiscal year 2023.

The exchange rate we used to convert GBP to USD was 0.79:1 and 0.78:1 at the balance sheet dates of December 31, 2024 and December 31, 2023. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert GBP to USD were 0.78:1 and 0.80:1 for fiscal year 2024 and fiscal year 2023.

The exchange rate we used to convert AED to USD was 3.65:1 and 3.66:1 at the balance sheet dates of December 31, 2024 and December 31, 2023. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert AED to USD were 3.66:1 and 3.66:1 for fiscal year 2024 and fiscal year 2023.

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

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. In addition, the discounted cash flow model requires the Company to select an appropriate weighted average cost of capital based on current market conditions as of December 31, 2024 and December 31, 2023. A high degree of auditor judgment and an increased extent of effort were required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts. Based upon the assessment, the Company has concluded that goodwill is nil as of December 31, 2024 and December 31, 2023.

Short-term investments

Short-term investments consist primarily of investments in fixed deposits with original maturities between three months and one year and certain investments in wealth management products and other investments that the Company has the intention to redeem within one year. Fair valued or carried at amortized costs. As of December 31, 2024 and December 31, 2023, the short-term investments amounted to $1,391 and $0.96 million, respectively. Due to fluctuations of the quoted shares included in its investment portfolios, the Company recognized an impairment to the investment portfolio of $12,633 in 2023.

Long-term investments

Long-term investments consist primarily of investments in debt investment with original maturities between three years and more. Fair valued or carried at amortized costs. As of December 31, 2024 and December 31, 2023, the long-term investments amounted to $1.83 million and nil, respectively. Due to the Company has received repayment $0.25 million (RMB1,800,000) debt investment, the Company did not recognize an impairment.

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

New Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures.” This ASU expands required public entities’ segment disclosures, including disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023 07 is applied retrospectively to all periods presented in financial statements, unless it is impracticable. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this guidance effective July 1, 2024 and the adoption of this ASU is not expected to have a material impact on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This ASU requires additional quantitative and qualitative income tax disclosures to enable financial statements users better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company plans to adopt this guidance effective July 1, 2025 and the Company is currently evaluating the impact of adopting this ASU on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying consolidated financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

	December 31,	December 31,
	2024	2023

Supply Chain Financing/Trading	$2,038,730	$3,251,822
Others	50,232	1,157,990
Total accounts receivable, net	$2,088,962	$4,409,812

The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	December 31,	December 31,
	2024	2023

Debtor A	$34.54%	$27.31%
Debtor B	18.99%	19.86%
Debtor C	17.78%	12.47%
Total accounts receivable, net	$71.31%	$59.64%

4. OTHER RECEIVABLES

As of December 31, 2024, the balance of other receivables was $1.69 million deposit paid and prepayments to third parties.

As of December 31, 2023, the balance of other receivables was $7.59 million.

On February 3, 2023, Future Fintech Group Inc. entered into a “Consulting Agreement” with a third party for its professional service of potential acquisition projects. Future Fintech Group Inc. provided initial amount of cash deposit to the third party in the amount of $2.40 million. As of December 31, 2024, the project has been terminated, therefore a full provision for bad debts made.

On December 6, 2023, Future Fintech (Hong Kong) Limited entered into a “Mobile Software Application Development Agreement” with a third-party. Future Fintech (Hong Kong) Limited shall pay $4.00 million. Future Fintech (Hong Kong) Limited provided initial amount of cash deposit to the third party in the amount of $2.00 million. Development shall take 250 man-days. As of December 31, 2024, the project has been terminated, therefore a full provision for bad debts.

On December 6, 2023, Future Fintech (Hong Kong) Limited entered into a “Augmented Reality (AR) Group Development and Service Agreement” with a third-party. Future Fintech (Hong Kong) Limited shall pay $5.00 million. Future Fintech (Hong Kong) Limited provided initial amount of cash deposit to the third party in the amount of $2.50 million. Development shall take 180 man-days. As of December 31, 2024, the project has been terminated, therefore a full provision for bad debts made.

In addition, other receivables included total $0.70 million deposit paid and prepayments to third parties.

5. LOAN RECEIVABLES

As of December 31, 2024, the balance of loan receivables was $7.09 million, which was from a third party.

On July 14, 2022, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $7.00 million (RMB50 million) to the third party at the annual interest rate of 8% from July 15, 2022 to July 14, 2025, guarantee by Junde Chen. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $4.87 million (RMB35 million). As of December 31, 2024, the balance of loan receivables was $2.09 million. The amount of $2.09 million (RMB15 million) will be repaid within 12 months.

On December 8, 2023, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $4.86 million (RMB35 million) to the third party at the annual interest rate of 5% from December 8, 2022 to December 8, 2025. As of December 31, 2024, the balance of loan receivables was $4.85 million.

On August 29, 2024, Future Supply Chain (Xi’an) Co., Ltd entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Supply Chain (Xi’an) Co., Ltd loaned an amount of $0.14 million (RMB1 million) to the third party at the annual interest rate of 12% from August 29, 2024 to November 30, 2025. As of December 31, 2024, the balance of loan receivables was $0.14 million.

As of December 31, 2023, the balance of loan receivables was $14.90 million, which was from a third party.

On March 10, 2022, FTFT HK entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, FTFT HK loaned an amount of $5.00 million to the third party at the annual interest rate of 10% from March 10, 2022 to September 9, 2024. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $2.16 million. The company assesses that the loan cannot be recovered, therefore a full provision for bad debts made in 2024.

On July 14, 2022, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $7.28 million (RMB50 million) to the third party at the annual interest rate of 8% from July 15, 2022 to July 14, 2025, guarantee by Junde Chen. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $5.09 million (RMB35 million).

On December 8, 2023, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $4.94 million (RMB35 million) to the third party at the annual interest rate of 5% from December 8, 2022 to December 8, 2025.

On December 8, 2023, Future Fin Tech (Hong Kong) Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Fin Tech (Hong Kong) Limited loaned an amount of $5.00 million to the third party at the annual interest rate of 5% from December 8, 2022 to December 8, 2024. The company assesses that the loan cannot be recovered, therefore a full provision for bad debts made in 2024.

6. SHORT - TERM INVESTMENTS

As of December 31, 2024 and 2023, the balance of short - term investments was $1,391 and $0.96 million. On September 6, 2021, Future Private Equity Fund Management (Hainan) Co., Ltd. invested $1.87 million (RMB13,000,000) to entrust Shanghai Yuli Enterprise Management Consulting Firm to invest in various types of investment portfolios. Due to fluctuations of the quoted shares included in its investment portfolios, the Company recognized an impairment to the investment portfolio of nil and $12,633 for the years ended December 31, 2024 and 2023.

7. ADVANCES TO SUPPLIERS AND OTHER CURRENT ASSETS

The amount of advances to suppliers and other current assets consisted of the followings:

	December 31,	December 31,
	2024	2023

Prepayments for Supply Chain Financing/Trading	$4,351,414	$2,743,539
Prepaid expenses	34,867	29,693
Others	587,996	664,693
Total	$4,974,277	$3,437,925

8. DEBT INVESTMENT

As of December 31, 2024, debt investment was $1.53 million.

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

On July 4, 2024, Future Commercial Management Co., Ltd., an indirectly wholly owned subsidiary of the Company, entered into a “Entrustment Agreement” with Xi’an Qifeng Future Supply Chain Co., Ltd. (“Xi’an Qifeng”) to entrust Xi’an Qifeng for acquisition of certain debt assets. On September 26, 2024, Xi’an Qifeng through its authorized agent entered into a “Debt Transfer Agreement” with China Zhongxin Financial Assets Management Co., Ltd. Gansu Branch, pursuant to which Future Commercial Management Co., Ltd. paid $1.12 million (RMB7.50 million) to purchase 60% rights and ownership in debt assets which is amount of RMB94.05 million (the total debt assets are of principal amount RMB87.90 million, interest RMB68.84 million). The debt has been pledged with one property amount $5.62 million (RMB39.36 million). The debt has an annual interest rate of 12% and payment requirement of principal $0.07 million (RMB0.5 million) per month until it’s fully repaid. In 2024, the Company has received repayment $0.25 million (RMB1,800,000).

9. ACQUISITION

 Alpha International Securities (Hong Kong) Limited

On October 30, 2023, Future FinTech (Hong Kong) Limited, a wholly owned subsidiary of the Company acquired 100% equity interest of Alpha International Securities (Hong Kong) Limited a company incorporated in Hong Kong for $1,791,174 (HKD 14,010,421). The Company is securities business. The Company has changed its name from Alpha International Securities (Hong Kong) Limited to FTFT International Securities and Futures Limited on November 1, 2023.

Alpha Information Services (Shenzhen) Co., Ltd

On October 30, 2023, Future FinTech (Hong Kong) Limited, a wholly owned subsidiary of the Company acquired 100% equity interest of Alpha Information Services (Shenzhen) Co., Ltd for $210,788 (HKD 1,649,528). The Company is provided information services for FTFT International Securities and Futures Limited. The Company has changed its name from Alpha Information Services (Shenzhen) Co., Ltd to Future information service (Shenzhen) Co., Ltd on November 3, 2023.

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

10. LEASES

The Company’s noncancelable operating leases consist of leases for office spaces and computer processing center. The Company is the lessee under the terms of the operating leases. For the year ended December 31, 2024, the operating lease cost was $0.54 million.

The Company’s operating leases have remaining lease terms of approximately 28 months. As of December 31, 2024, the weighted average remaining lease term and weighted average discount rate were 2.33 years and 4.75%, respectively.

Maturities of lease liabilities were as follows:

Operating
As of December 31, 2024	Lease
From January 1, 2025 to December 31, 2025	$349,256
From January 1, 2026 to December 31, 2026	165,979
From January 1, 2027 to March 31, 2027	31,330
Total	$546,565
Less: amounts representing interest	$19,794
Present Value of future minimum lease payments	526,771
Less: Current obligations	334,017
Long term obligations	$192,754

The Company leases office space and equipment under various short-term operating leases. As permitted by ASC 842, the Company has elected the practical expedient for short-term leases, whereby lease assets and lease liabilities are not recognized on the balance sheet. Short term leases cost was $0.14 million for the year ended December 31, 2024.

11. PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31,	December 31,
	2024	2023

Office equipment, fixtures and furniture	$129,322	$280,461
Vehicle	721,562	730,998
Leasehold Improvement	62,339	108,360
Subtotal	913,222	1,119,819
Less: accumulated depreciation and amortization	(534,926)	(561,708)
Construction in progress	2,226,408	2,259,634
Impairment	(5,511)	(5,593)
Total	$2,599,194	$2,812,151

Depreciation expense included in general and administration expenses for the years ended December 31, 2024 and 2023 was $209,254 and $201,363 respectively. Depreciation expense included in cost of sales for the year ended December 31, 2024 and 2023 was $0 and $0, respectively.

12. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,	December 31,
	2024	2023

Trademarks	$847	$847
System and software	2,702,821	2,730,549
Subtotal	2,703,668	2,731,396
Less: accumulated depreciation and amortization	(366,441)	(311,131)
Less: impairment	(1,804,405)	(1,831,283)
Total	532,822	588,982

Amortization expense included in general and administration expenses for the years ended December 31, 2024 and 2023 was $57,035 and $57,035, respectively. Amortization expense included in cost of sales for the years ended December 31, 2024 and 2023 was $0 and $0, respectively.

The estimated amortization is as follows:

As of December 31,	Estimated amortization expense
From January 1, 2025 to December 31, 2025	$57,035
From January 1, 2026 to December 31, 2026	57,035
From January 1, 2027 to December 31, 2027	57,035
From January 1, 2028 to December 31, 2029	57,035
From January 1, 2029 to December 31, 2030	57,035
Thereafter	119,699
Total	$404,874

The trading rights of license plates 1 and 2 on the Hong Kong Stock Exchange have no expiration date and do not require amortization, amount was $127,948.

13. ACCOUNT PAYABLES

The amount of account payables were consisted of the followings:

	December 31,	December 31,
	2024	2023

Supply Chain Financing/Trading payment	$347,003	$728,010
Others	1,872,298	2,573,705
Total	$2,219,301	$3,301,715

14. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables were consisted of the followings:

	December 31,	December 31,
	2024	2023

Legal fee and other professionals	$64,488	$507,765
Wages and employee reimbursement	228,721	493,071
Provision for legal case	8,625,308	8,875,265
Suppliers	1,019,978	507,973
Accruals	-	731,521
Total	$9,938,495	$11,115,595

In January 2021, FT Global Capital, Inc. (“FT Global”), a former placement agent of the Company filed a lawsuit against the Company in the Superior Court of Fulton County, Georgia. FT Global served the complaint upon the Company in January 2021. In the complaint, FT Global alleges claims, most of which attempt to hold the Company liable under legal theories that relate back to an alleged breach of an exclusive placement agent agreement between FT Global and the Company in July 2020 which had a term of three months. FT Global claims that the Company failed to compensate FT Global for securities purchase transactions between December 2020 and April 2021, pursuant to the terms of the expired exclusive placement agent agreement. On April 11, 2024, on which date the jury returned a verdict in favor of FT Global and the Court entered a judgment awarding FT Global $ $10,598,380. As of December 31, 2024, the Company has been payment $1.97 million.

15. CONVERTIBLE NOTES PAYABLE

As of December 31, 2024 and 2023, convertible debt consisted of the following:

	December 31,	December 31,
	2024	2023

Beginning	$1,100,723	$-
Addition	-	1,100,723
Interest expenses	77,363
Payment	-	-
Conversion	(625,000)	-
Balance	$553,086	$1,100,723

On December 27, 2023, the Company principal amount of $1.10 million coverable promissory note. Floor Price was $0.2272 per share of Common Stock. The Note shall be unsecured. On the date hereof, Company will reserve 5,000,000 shares of Common Stock from its authorized and unissued Common Stock to provide for all issuances of Common Stock under the Note (the “Share Reserve”). Lender elects to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 2,375,434, amount $625,000, at a price of $0.2631 per share in 2024.

16. RELATED PARTY TRANSACTION

As of December 31, 2024, the amount due to the related parties was consisted of the followings:

Name	Amount	Relationship	Note
Ming Yi	$8,871	Chief Financial Officer of the Company	Accrued expenses, interest free and payment on demand.
Shanchun Huang	29,036	Member of the BOD,.,Legal person of FTFT UK Limited	Accrued expenses, interest free and payment on demand.
Total	$37,907

As of December 31, 2024, the amount due from the related parties was consisted of the followings:

Name	Amount	Relationship	Note
Hu Li	$20,000	Legal person of Future information service (shenZhen)	Loan receivables*, interest free and payment on demand.
Total	$20,000

During 2024, the Company had the following transactions with related parties:

Name	Amount	Relationship	Note
JKNDC Limited	$6,933,009	JKNDC LImited’s owner is Tsoi Tsz Leung.	Consultancy fee
Nice Talent Partner Limited	3,000,000	Controlled by NTAM’s BOD CHAN Siu Kei	Consultancy fee

As of December 31, 2023, the amount due to the related parties was consisted of the followings:

Name	Amount	Relationship	Note
Chao Li	$73,893	Corporate legal representative	Other payables, interest free and payment on demand.
Ming Yi	29,513	Chief Financial Officer of the Company	Accrued expenses, interest free and payment on demand.
Xiaochen Zhao	124	Corporate legal representative	Accrued expenses, interest free and payment on demand.
Total	$103,530

As of December 31, 2023, the amount due from the related parties was consisted of the followings:

Name	Amount	Relationship	Note
Kai Xu	$12,151	Deputy General Manager of a subsidiary of the Company	Loan receivables*, interest free and payment on demand.
Total	$12,151

During 2023, the Company had the following transactions with related parties:

Name	Amount	Relationship	Note
JKNDC Limited	$7,664	JKNDC LImited’s owner is Tsoi Tsz Leung.	Other income, net
Nice Talent Partner Limited	459,867	Controlled by NTAM’s BOD CHAN Siu Kei	Consultancy fee

*	The related party transactions have been approved by the Company’s Audit Committee.

17. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. The applicable tax rate is 21% in 2024 and 2023. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the years ended December 31, 2024 and 2023. For the years ended December 31, 2024 and 2023, the Company had current income tax expenses of nil, respectively.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the year ended December 31, 2024, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries.

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

Each of Future Fin-Tech (Hong Kong) Limited, QR (HK) Limited and Nice Talent Asset Management Limited is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate below HKD 2 million is 8.5%, exceeding HKD 2 million is 16.5% in Hong Kong.

FTFT UK Limited is incorporated in United Kingdom and is subject to United Kingdom Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant United Kingdom tax laws. The applicable tax rate is 19% in United Kingdom.

FTFT Capital Investments L.L.C is incorporated in Dubai, United Arab Emirates. The applicable tax rate is nil in Dubai, United Arab Emirates.

Digipay Fintech Limited is incorporated in British Virgin Island. The applicable tax rate is nil in British Virgin Island.

Significant components of the provision for income taxes are as follows:

	2024	2023

Current tax	$-	$-
Deferred tax - book-tax difference	-	7,833
The provision for income taxes	$-	$7,833

Reconciliation of the differences between the statutory EIT rate applicable to profits of the consolidated entities and the income tax expenses of the Company:

	2024	2023

Loss before taxation	$(34,233,842)	$(32,819,570)
Notional tax on profit before CIT and Hong Kong
Computed expected tax expense	(8,558,461)	(8,204,893)
Others, primarily the difference in tax rates	(13,628,152)	6,545,297
Deferred tax assets losses not recognized	22,186,612	1,659,596
Total	$-	$-

18. IMPAIRMENT LOSS

The Company recorded nil of impairment loss in the year ended 2024.

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

19. SHARE BASED COMPENSATION

On February 1, 2023, the Company has authorized and approved a 1-for-5 reverse stock split of the Company’s authorized shares of common stock from 300,000,000 shares to 60,000,000 shares.

Statutory reserve

During the years ended December 31, 2024 and 2023, the Company collectively attributed nil of retained earnings for their statutory reserves, respectively.

Restricted net assets

PRC laws and regulations permit payments of dividends by the Company’s subsidiaries incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiaries incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless the reserve has reached 50% of their respective registered capital. Furthermore, registered share capital and capital reserve accounts are also restricted from distribution. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiaries incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends. The restriction amounted to $24,733,624 (RMB176,144,932) as of December 31, 2024. Except for the above or disclosed elsewhere, there is no other restriction on the use of proceeds generated by the Company’s subsidiaries to satisfy any obligations of the Company.

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

On October 4, 2024, the Compensation Committee of the Board of Directors of the Company granted 2,110,000 shares of common stock of the Company, par value $0.001, pursuant to the Company’s 2023 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries (the “Grantees”). As the closing price of the Company stock was $0.318 on October 9, 2023, the Company recorded an expense of $0.67 million in the third quarter of fiscal year 2024. As of the date of this report, the Shares have been issued to the Grantees.

20. COMMON STOCK

Securities Purchase Agreement

On December 24, 2020, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company sold to the purchasers in a registered direct offering, an aggregate of 4,210,530 units, each consisting of one share of our common stock and a warrant to purchase 1 share of our Common Stock, at a purchase price of $1.90 per unit, for aggregate gross proceeds to the Company of $8,000,007, before deducting fees to the placement agent and other offering expenses payable by the Company. On December 29, 2020, the Company issued Units consisting of an aggregate of 4,210,530 shares of our Common Stock and warrants to purchase up to an aggregate of 4,210,530 shares of our Common Stock at an exercise price of $2.15 per share (the “Investors’ Warrants”). The Investors’ Warrants have a term of five years and are exercisable by the holder at any time after the date of issuance. In connection with the offering, the Company also issued placement agent a warrant to purchase 210,526 shares of our Common Stock (the “Placement Agent Warrant”) on substantially the same terms as the Investors’ Warrants, except that the Placement Agent Warrant has an exercise price of $2.375 per share and are not exercisable until June 24, 2021. December 31, 2023 and 2024, outstanding warrant has 210,526 shares of our Common Stock. Warrants after 1-Furu-5 reverse stock split was 42,108 shares.

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Options outstanding at December 31, 2023	42,108	$2.375	1.00
Granted	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Options outstanding at December 31, 2024	42,108	$2.375	1.00
Options exercisable at December 31, 2024	42,108	$2.375	1.00

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

On October 24, 2024, that Lender elects to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 390,625, amount $100,000, at a price of $0.256 per share.

On November 11, 2024, that Lender elects to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 390,625, amount $100,000, at a price of $0.256 per share.

On November 14, 2024, that Lender elects to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 393,855, amount $100,000, at a price of $0.2539 per share.

On December 18, 2024, that Lender elects to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 438,212, amount $100,000, at a price of $0.2282 per share.

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

On June 16, 2023, QR (HK) Limited was dissolved and deregistered.

On December 5, 2023, FTFT PARAGUAY S.A. was dissolved.

On March 7, 2024, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited was dissolved and deregistered.

On September 4, 2024, Tianjin Future Private Equity Fund Management Partnership (Ltd Partnership) was dissolved and deregistered.

On October 18, 2024, Nice Talent Asset Management Limited was disposed of for a consideration of USD 0.31 million (HKD 2.40 million).

 On December 6, 2024, FTFT SuperComputing Inc. was disposed of for a consideration of USD 1.97 million.

Loss from discontinued operations for fiscal years 2024 and 2023 was as follows:

	December 31,	December 31,
	2024	2023
Revenue	$-	$13,168,348
Cost – third party	-	8,423,457
Cost – related party	-	978,801
Gross profit	-	3,766,090

OPERATING EXPENSES:
General and administrative	-	4,211,836
Research and Development expenses	-	2,577
Selling expenses	-	310,737
Bad debt provision	-	70,955
Total	-	4,596,105

OTHER INCOME (EXPENSE)
Interest income	-	30,655
Interest expense	-
Other expense	-	(780,899)
Total	-	(750,244)
Loss from discontinued operations before income tax	-	(1,580,259)
Income tax provision	-	5,281
Loss from discontinued operation before noncontrolling interest	$-	(1,574,978)
Gain on disposal of discontinued operations	1,054,155	386,482
Less: Net loss attributable to non-controlling interests	(190,840)	(108,046)
LOSS FROM DISCONTINUED OPERATION	$1,244,995	$(1,080,450)

The major components of assets and liabilities related to discontinued operations are summarized below:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$-	$1,619,413
Accounts receivable	-	1,296,065
Other receivables	-	2,459,259
Advances to suppliers and other current assets	-	399,827
Property, plant and equipment, net	-	1,767,037
Right of use assets - operation lease	-	834,076
Total assets related to discontinued operations	$-	$8,375,677

Accounts payable	$-	$18,346
Accrued expenses and other payables	-	881,886
Advances from customers	-	2,604
Amount Due to Related Party	-	401,516
Lease liability - operation lease	-	145,468
Lease liability - operation lease non-current	-	690,819
Total liabilities related to discontinued operations	$-	$2,140,639

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

The Company began to provide supply chain financing services during the second quarter of 2021. The Company began to provide sand and steel supply chain financing services during the first quarter of 2023. The Company began to provide brokerage services during the October 2023.

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

For fiscal year 2024:

	Supply Chain Financing/ Trading	Brokerage service	Others	Total
Reportable segment revenue	$983,246	$870,864	$304,015	$2,158,125
Inter-segment loss	-	-	-	-
Revenue from external customers	983,246	870,864	304,015	2,158,125
Segment gross profit	$163,892	$813,747	$294,378	$1,272,017

For fiscal year 2023:

	Supply Chain Financing/ Trading	Brokerage service	Others	Total
Reportable segment revenue	$20,769,323	$298,505	$629,377	$21,697,205
Inter-segment loss	-	-	-	-
Revenue from external customers	20,769,323	298,505	629,377	21,697,205
Segment gross profit	$465,020	$294,437	$362,148	$1,121,605

Loss from Continuing Operations before Income Tax:

	For the Years Ended,
	2024	2023
Supply chain financing/trading	3,753,106	848,031
Brokerage service	581,483	206,030
Others	4,340,920	636,436
Corporate and Unallocated	26,830,350	32,250,678
Total operating expenses and other expense	35,505,859	33,941,175
Loss from Continuing Operations before Income Tax	(34,233,842)	(32,819,570)

Segment assets:

	December 31,
	2024	2023
Supply chain financing/trading	5,717,948	12,437,136
Brokerage service	5,066,369	5,088,522
Others	13,252,693	14,062,310
Corporate and Unallocated	1,865,928	23,117,744
Assets related to discontinued operation	-	6,235,038
Total assets	25,902,938	60,940,750

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court”) on February 9, 2021 based on diversity of jurisdiction. On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information. The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the court concluded that additional information can be obtained through discovery. On October 12, 2022, the Company filed a motion for summary judgment on all claims asserted by FT Global in this lawsuit. On November 2, 2022, FT Global filed its opposition to the Company’s motion for summary judgment. On November 16, 2022, the Company filed its reply in support of its motion for summary judgment on all claims asserted by FT Global in this lawsuit. On August 31, 2023, the Court entered an Order denying the Company’s motion for summary judgment. The trial began on April 8, 2024 and ended on April 11, 2024, on which date the jury returned a verdict in favor of FT Global. On April 11, 2024, the Court entered a judgment awarding FT Global $8,875,265.31 and on April 16, 2024, the Court issued an amended judgment, awarding FT Global $10,598,379.93, which includes $7,895,265.31 in damages, $1,723,114.62 in prejudgment interest, and $980,000.00 in attorney’s fees. . On May 9, 2024, the Company filed a post-trial motion to set aside the jury verdict and for a new trial and the Court denied the motion on March 3, 2025. The Company filed notice of appeal to appeal the judgement to the United States Court of Appeals for the Eleventh Circuit on April 2, 2025 and the Company will continue to vigorously defend the action against FT Global.

FT Global has registered the Court’s judgment in the United States District Court for Southern District of New York (“NY Court”), where FT Global has brought a motion requiring the Company to turn over its stock in its subsidiary companies.  The Company has filed an opposition to the motion, arguing that according to the New York statute the NY Court should first determine that the value of the stock in the subsidiary is insufficient to satisfy the judgment as the Company believe the request for turnover is premature before a valuation hearing. On August 28, 2024, NY Court granted FT Global’s motion for turnover of Defendant’s shares in Defendant’s wholly-owned subsidiaries as Defendant 1) failed to satisfy the $10.8 million judgment rendered in the Northern District of Georgia and registered in the Southern District of New York, and 2) is in possession of money and property in which it has an interest. The NY Court ordered Defendant shall turn over the shares, membership, or limited partnership interests in all of its subsidiaries, and the corporate seals of its China and Hong Kong-based subsidiaries, to the U.S. Marshal for auction or sale until the judgment is satisfied. Pursuant to the order issued by the United States District Court for the Southern District of New York on August 28, 2024, the United States Marshal for the Southern District of New York (“U.S. Marshal”) sold the securities of the subsidiaries of the Company other than those in Hong Kong and China in auction of: (i) all of the membership interests in Future Fintech Digital Capital Management LLC; (ii) all of the outstanding shares of FTFT UK Limited; (iii) the corporate seal of DigiPay FinTech Limited; (iv) the corporate seal of GlobalKey SharedMall Limited; (iv) all of the outstanding shares of Future Fintech Labs Inc.; and (v) all of the outstanding shares of Future Fintech Digital Number One GP, LLC (USA) to Alec Orudjiev, the general counsel of FT Global for $25,000 on December 18, 2024. On December 6, 2024, the Company agreed to sell all issued and outstanding shares of FTFT SuperComputing Inc. a wholly owned subsidiary of the Company (“FTFT SuperComputing”) to DDMM Capital LLC (the “Buyer”) for a purchase price that equals to: (i) the assumption of the obligations of FTFT SuperComputing totaling $973,072.24 and (ii)$1,000,000, which was paid to an account at Olshan Frome Wolosky LLP to satisfy, in part, the right of payment held by FT Global Capital, Inc. arising from the judgment entered in favor of FT Global and against the Company registered in the Southern District of New York and all matters pertaining to such litigation. The Company has appealed the turnover order of the NY Court for the auction of securities of the subsidiaries of the Company in Hong Kong and China to the United States Court of Appeals for the Second Circuit and is waiting for the final decision of the Court of Appeals. On February 6, 2025, FT Global filed a motion (“Motion”) in the NY Court, amended on February 12, 2025, seeking a turnover order for 39,825,939 (before 1 for 10 reverse split) unissued shares of the Company’s common stock for sale to satisfy the judgement.  The amended motion directs the requested relief not only at the Company but also at Transhare Corporation, the Company’s Florida-based transfer agent. The Company believes the Motion lacks merit, as the issuance of unissued shares in this manner would violate corporate governance principles, Florida corporate law, and federal securities regulations.  The Company has opposed the Motion, which is now fully briefed and awaits decision by the NY Court.

Shareholders Lawsuit (LaBelle and Janzen)

The LaBelle case is a putative securities class action filed in January 2024 and is pending in the District of New Jersey.  Denise LaBelle (“Plaintiff”) alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act by making materially false or misleading statements in the company’s public filings and disclosures relating to the former Chief Executive Officer of the Company Mr. Shanchun Huang and charges filed by the SEC against Mr. Shanchun Huang with manipulative trading in the stock of the Company using an offshore account shortly before he became the Company’s CEO in 2020 and failing to disclose his beneficial ownership.  Mr. Huang has denied the allegations of trading before he became CEO. Plaintiff claims that these alleged misstatements caused the Company’s stock to trade at artificially inflated prices, harming investors when the truth was revealed.  The lead plaintiff and lead counsel were appointed in September 2024.  The Company was served in September 2024, and the Plaintiff is currently seeking substituted service on the individual defendants.  Once service is resolved, the Plaintiff is expected to file an amended complaint, which the Company and other defendants intend to move to dismiss.

The Janzen action is a consolidated shareholder derivative case filed by Jeff Janzen on May 31, 2024, also pending in the District of New Jersey, brought nominally on behalf of Future FinTech.  Plaintiff alleges that certain current and former officers and directors breached fiduciary duties by allowing or failing to prevent the same alleged misconduct at issue in LaBelle, including mismanagement and misleading public disclosures.  The derivative case has been stayed by stipulation, pending resolution of the anticipated motion to dismiss in LaBelle, but plaintiff has reserved the right to participate in mediation and settlement discussions relating to the class action.

24. RISKS AND UNCERTAINTIES

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

Customer concentration risk

For the year ended December 31, 2024, two customers accounted for 35.86% and 13.57% of the Company’s total revenues. For the year ended December 31, 2023, one customer accounted for 85.84% of the Company’s total revenues.

Vendor concentration risk

For the year ended December 31, 2024, one vendor accounted for 90.77% of the Company’s total purchases. For the year ended December 31, 2023, one vendor accounted for 87.58% of the Company’s total purchases.

25. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the consolidated financial statements and no subsequent event is identified.