Form 10-Q
period 2025-03-31
Future FinTech Group Inc.
filed 2025-05-20
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FTFT	Nasdaq Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Class	Outstanding at May 16, 2025
Common Stock, $0.01 par value per share	5,002,213

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,437,651	$4,765,865
Short - term investment	1,393	1,391
Accounts receivable, net	1,658,946	2,088,962
Advances to suppliers and other current assets	5,110,996	4,943,828
Loan receivables	6,965,535	7,094,764
Other receivables, net	869,919	1,494,483
Amount due from related party	22,508	20,000
	-	307,594
TOTAL CURRENT ASSETS	$19,066,948	$20,716,887

Property, plant and equipment, net	$2,443,277	$2,464,641
Right of use assets - operation lease	316,947	368,982
Intangible assets	518,299	532,822
Debt investment	1,295,589	1,530,243
Assets related to discontinued operation-non current	-	289,363
TOTAL NON-CURRENT ASSETS	4,574,112	5,186,051
TOTAL ASSETS	$23,641,060	$25,902,938

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$2,360,656	$2,219,301
Accrued expenses and other payables	9,524,825	9,636,688
Advances from customers	89,234	30,559
Convertible notes payables	419,400	553,086
Lease liability - operation lease	168,901	179,207
Amounts due to related parties	5,286	8,871
Liability related to discontinued operation	-	485,653
TOTAL CURRENT LIABILITIES	$12,568,302	$13,113,365

NON-CURRENT LIABILITIES
Lease liability - operation lease	150,657	192,754
TOTAL NON-CURRENT LIABILITIES	150,657	192,754
TOTAL LIABILITIES	$12,718,959	$13,306,119
Commitments and contingencies (Note 19)
STOCKHOLDER’S EQUITY

Future FinTech Group, Inc, Stockholders’ equity
Common stock, $0.001 par value; 6,000,000 shares authorized; 3,009,289 shares and 2,447,084 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively*	$3,009	$2,447
Additional paid-in capital	238,721,272	237,496,176
Statutory reserve	98,357	98,357
Accumulated deficits	(223,458,882)	(218,885,534)
Accumulated other comprehensive loss	(4,441,655)	(4,248,561)
Total Future FinTech Group, Inc. stockholders’ equity	10,922,101	14,462,885
Non-controlling interests	-	(1,866,066)
TOTAL STOCKHOLDERS’ EQUITY	10,922,101	12,596,819
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	23,641,060	25,902,938

*	All shares and per share data have been retroactively restated to 1-for-10 reverse stock split effected on April 1, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$552,977	$679,189
Cost of revenues - third party	474,359	404,095
Gross profit	78,618	275,094

Operating Expenses
General and administrative expenses	1,579,193	1,190,715
Stock compensation expense	1,085,000	-
Selling expenses	191,630	266,685
Provision of doubtful debts	28,369,484	719,000
Total operating expenses	31,225,307	2,176,400

Loss from operations	(31,146,689)	(1,901,306)

Other (expenses) income
Interest income	125,304	290,631
Interest expenses	(7,801)	(23,498)
Other income (expenses), net	83,782	(1,707,317)
Total other expense, net	201,285	(1,440,184)

Loss before Income Tax	(30,945,404)	(3,341,490)
Income tax provision	-	-

Loss from Continuing Operations	$(30,945,404)	$(3,341,490)

Discontinued Operations (Note 17)
Loss from discontinued operations	-	(627,576)
Gain on disposal of discontinued operations	28,238,122	645,437

Net Loss	(2,707,282)	(3,323,629)
Less: Net Loss attributable to non-controlling interests of discontinued operations	1,866,066	3,579
Less: Net Loss attributable to non-controlling interests of continued operations	-	-
Net loss attributable to Future Fintech Group, Inc.	$(4,573,348)	$(3,327,208)

Other comprehensive income (loss)
Loss from continued operations	$(30,945,404)	$(3,341,490)
Foreign currency translation – continued operations	(193,094)	40,298
Comprehensive loss - continued operation	(31,138,498)	(3,301,192)
Income (loss) from discontinued operations	28,238,122	17,861
Foreign currency translation - discontinued operation	(179,909)	(87,922)
Comprehensive Gain - discontinued operation	28,058,213	(70,061)

Comprehensive Loss	(3,080,285)	(3,371,253)
Less: Net loss attributable to non-controlling interests of continued operations	1,866,066	3,579
Less: Net loss attributable to non-controlling interests	-	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP INC. STOCKHOLDERS	$(4,946,351)	(3,374,832)

Loss per share:
Basic loss per share from continued operation	$(12.65)	$(1.68)
Basic loss per share from discontinued operation	10.78	0.01
	(1.87)	(1.67)
Diluted loss per share:
Diluted loss per share from continued operation	$(12.65)	$(1.68)
Diluted loss per share from discontinued operation	10.76	0.01
	(1.89)	(1.67)
Weighted average number of shares outstanding
Basic	2,447,084	1,986,725
Diluted	2,451,295	1,990,936

*	Reclassification- certain reclassifications have been made to the financial statements for the period ended March 31, 2024 to conform to the presentation for the period ended March 31, 2025, with no effect on previously reported net income (loss).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Future Fintech Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months ended March 31, 2024

						Accumulative
			Additional			Other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares*	Amount	capital	reserve	Deficits	income	interests	Total
Balance at December 31, 2023	1,783,487	$1,783	$233,907,049	$98,357	$(185,929,662)	$(4,094,276)	$(1,568,207)	$42,415,044
Issuance of common stocks-non cash	215,054	214	2,580,429	-	-	-	-	2,580,643
Net loss from continued operation	-	-	-	-	(3,341,490)	-	-	(3,341,490)
Net loss from discontinued operations	-	-	-	-	(631,155)	-	3,579	(627,576)
Disposition of discontinued operation	-	-	-	-	645,437	(87,922)	-	557,515
Foreign currency translation adjustment		-	-	-	-	40,298	-	40,298
Balance at March 31, 2024	1,998,541	$1,998	$236,487,477	98,357	$(189,256,870)	$(4,141,900)	$(1,564,628)	$41,624,434

Three Months ended March 31, 2025

						Accumulative
			Additional			Other	Non-
	Common Stock		paid-in	Statutory	Accumulated	comprehensive	controlling
	Shares*	Amount	capital	reserve	Deficits	income	interests	Total
Balance at December 31, 2024	2,447,084	$2,447	$237,496,176	$98,357	$(218,885,534)	$(4,248,561)	$(1,866,066)	$12,596,819
Issuance of common stocks-conversion of debt	61,205	61	140,597	-	-	-	-	140,658
Net loss from continued operation	-	-	-	-	(30,945,404)	-	-	(30,945,404)
Share-based payments-omnibus equity plan	500,000	500	1,084,500	-	-	-	-	1,085,000
Effect to rounding fractional shares into whole shares upon reverse stock split	1,000	1	(1)	-	-	-	-	-
Disposition of discontinued operation	-	-	-	-	26,372,056	(179,909)	1,866,066	28,058,213
Foreign currency translation adjustment	-	-	-	-	-	(13,185)	-	(13,185)
Balance at March 31, 2025	3,009,289	$3,009	$238,721,272	$98,357	$(223,458,882)	$(4,441,655)	$-	$10,922,101

*	All shares and per share data have been retroactively restated to 1-for-10 reverse stock split effected on April 1, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,707,282)	$(3,323,629)
Net gain from discontinued operation	28,238,122	17,861
Net loss from continuing operations	(30,945,404)	(3,341,490)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	26,205	26,901
Amortization	14,259	14,259
Provision of doubtful debts	28,369,484	719,000
Share-based payments	1,085,000	-
Investment loss	-	12,058
Interest expenses related to convertible note	6,972	21,940
Changes in operating assets and liabilities
Accounts receivable	430,016	1,712,520
Notes receivable	-	(648,344)
Other receivable	(27,278,081)	6,374,326
Advances to suppliers and other current assets	(634,007)	(11,737,059)
Operating lease assets and liabilities	(368)	(2,763)
Accounts payable	141,355	(1,056,428)
Accrued expenses	(111,863)	766,900
Advances from customers	58,675	(250,217)
Net Cash Used in Operating Activities – Continued Operations	(28,837,757)	(7,388,397)
Net Cash Provided in Operating Activities – Discontinued Operations	28,426,539	2,757,954

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	-	(145,709)
Debt investment	234,654	-
Disposal of property and equipment	-	1,369
Payment for short term investment	-	946,970
Disposal of a subsidiary, net of cash	(77,113)	-
Net Cash Provided by Investing Activities from Continued Operations	157,541	802,630
Net Cash Used in Investing Activities from Discontinued Operations

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of issuance costs	-	2,580,643
Proceeds from amounts due from related parties, net	32,041	-
Repayment of amounts due to related parties, net	(38,134)	(113,368)
Net cash provided by financing activities from continued operations	(6,093)	2,467,275

Effect of change in exchange rate	(68,444)	87,422

NET DECREASE IN CASH AND RESTRICTED CASH	(328,214)	(1,273,116)
Cash and cash equivalents, from the continuing operations beginning of year	4,765,865	16,159,657
Less: Cash and cash equivalents from the discontinued operations, end of year	-	(2,751,045)
Cash and cash equivalents, from the continuing operations end of year	$4,437,651	$12,135,496

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Issuance of common stocks (Note 15)	$-	$2,580,644
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$-	$6,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CORPORATE INFORMATION

Future FinTech Group Inc. (the “Company”) is a holding company incorporated under the laws of the State of Florida. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to financial technology related service businesses. The main business of the Company includes supply chain financing services and trading in China. The Company also expanded into brokerage and investment banking business in Hong Kong. The Company had a contractual arrangements with a VIE E-Commerce Tianjin in China, which has generated minimal revenue and business since 2021 due to the negative impact caused by COVID-19. The Company started the process to close it down in November 2023 and completed deregistration and dissolution of the VIE with local authority on March 7, 2024.

On March 27, 2025, Future FinTech Group Inc. (the “Company”) filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment, the Company has authorized and approved a 1-for-10 reverse stock split of the Company’s authorized shares of common stock from 60,000,000 shares to 6,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The common stock will continue to be $0.001 par value. The Company rounded up the fractional shares that result from the Reverse Stock Split and no fractional shares were issued in connection with the Reverse Stock Split and no cash or other consideration will be paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. No changes are being made to the number of preferred shares of the Company which remain as 10,000,000 preferred shares as authorized but not issued. The amendment to the Articles of Incorporation of the Company took effect at 1:00pm E.T. on April 1, 2025.

The reverse stock split would be reflected in our March 31, 2025 and December 31, 2024 statements of changes in stockholders’ equity, and in per share data for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2025 and the results of operations and cash flows for the periods ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2025. The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2025 as included in our Annual Report on Form 10-K.

Discontinued Operations

On March 7, 2024, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited was dissolved and deregistered.

On September 4, 2024, Tianjin Future Private Equity Fund Management Partnership (Ltd Partnership) was dissolved and deregistered. The loss on disposal was $22.46.

On October 18, 2024, Nice Talent Asset Management Limited (“NTAM”) was disposed of for a consideration of $ 0.31 million (HK$2.40 million). The loss on disposal was $2.32 million.

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

On February 3, 2025, FTFT UK LIMITED, FTFT Finance UK Limited, Future Fintech Digital Number One US, LP, Future Fintech Digital Number One Offshore, LLC(Cayman), Future Fintech Digital Number One GP,LLC (USA), FTFT Digital Number One, Ltd.(Cayman), Future FinTech Labs Inc, Future Fintech Digital Capital, FTFT CAPITAL INVESTMENTS, DigiPay FinTech Limited, DCON DigiPay Limited-JPN and Global Key Shared Mall Ltd were disposed of for a consideration of US$25,000 after a court auction sale. The gain of disposal was $28.24 million.

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

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. The Company’s operating losses amounted $30.95 million, and it had negative operating cash flows amounted $28.84 million as of March 31, 2025. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has raised funds through issuance of convertible notes and common stock.

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

As of March 31, 2025:

	Income	Share	Pre-share amount

Loss from continued operations attributable to Future Fintech Group, Inc.	$(30,945,404)	2,447,084	$(12.65)
Income from discontinued operations attributable to Future Fintech Group, Inc.	26,372,056	2,447,084	10.78

Basic EPS:
Loss to common stockholders from continuing operations	(30,945,404)	2,447,084	(12.65)
Income available to common stockholders from discontinued operations	$26,372,056	2,447,084	$10.78

Dilutive EPS:

Warrants		4,211	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continued operations attributable to Future Fintech Group, Inc.	(30,945,404)	2,451,295	(12.65)
Diluted earnings per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinued operations	26,372,056	2,451,295	10.76

As of March 31, 2024:

	Income	Share	Pre-share amount

Loss from continued operations attributable to Future Fintech Group, Inc.	$(3,972,645)	1,986,725	$(1.68)
Income from discontinued operations attributable to Future Fintech Group, Inc.	14,282	1,986,725	0.01

Basic EPS:
Loss to common stockholders from continuing operations	(3,972,645)	1,986,725	(1.68)
Loss available to common stockholders from discontinued operations	$14,282	1,986,725	$0.01

Dilutive EPS:

Warrants		4,211
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continued operations attributable to Future Fintech Group, Inc.	(3,972,645)	1,990,936	(1.68)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinued operations	14,282	1,990,936	0.01

Cash and Cash Equivalents

Cash and cash equivalents included cash on hand and demand deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal and use and with an original maturity of three months or less.

Deposits in banks in the PRC are only insured by the government up to RMB500,000, in the HK are only insured by the government up to HKD500,000, in the United States of America are only insured by the Federal Deposit Insurance Corporation up to USD250,000, and are consequently exposed to risk of loss.

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

The Company has assessed its accounts receivable including credit term and corresponding all its accounts receivables as of March 31, 2025. Bad debt expense was $28,369,484 and $719,000 during the three months ended March 31, 2025 and 2024, respectively. Accounts receivables of $1.32 million and $1.15 million have been outstanding for over 90 days as of March 31, 2025 and December 31, 2024, respectively.

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

Revenue recognitions are as follows:

Sales of coals, aluminum ingots, sand and steel

The Company recognize revenue when the receipt of merchandise is confirmed by the customers, which is the point that the title of the goods is transferred to the customer.  Revenue was $0.48 million and $0.40 during the three months ended March 31, 2025 and 2024, respectively.

Sales agent services for coals, aluminum ingots, sand and steel

For the sale of third-party products where the Company obtains control of the product before transferring it to the customer, the Company recognizes revenue based on the gross amount billed to customers. The Company considers multiple factors when determining whether it obtains control of third-party products, including evaluating if it can establish the price of the product, retains inventory risk for tangible products or has the responsibility for ensuring acceptability of the product. The Company recognizes net revenue from sale of coals and aluminum ingots when no control obtained throughout the transactions.  Revenue was nil and $0.04 million during the three months ended March 31, 2025 and 2024, respectively.

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

The exchange rate we used to convert RMB to USD was 7.18:1 and 7.19:1 at the balance sheet dates of March 31, 2025 and December 31, 2024, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert RMB to USD were 7.18:1 and 7.10:1 for three months ended March 31, 2025 and 2024, respectively.

The exchange rate we used to convert HKD to USD was 7.78:1 and 7.76:1 at the balance sheet dates of March 31, 2025 and December 31, 2024. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert HKD to USD were 7.78:1 and 7.82:1 for three months ended March 31, 2025 and 2024, respectively.

The exchange rate we used to convert GBP to USD was 0.77:1 and 0.79:1 at the balance sheet dates of March 31, 2025 and December 31, 2024. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert GBP to USD were 0.79:1 and 0.79:1 for three months ended March 31, 2025 and 2024, respectively.

The exchange rate we used to convert AED to USD was 3.66:1 and 3.65:1 at the balance sheet dates of March 31, 2025 and December 31, 2024. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates we used to convert AED to USD were 3.65:1 and 3.67:1 for three months ended March 31 2025 and 2024, respectively.

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

Short-term investments

Short-term investments consist primarily of investments in fixed deposits with original maturities between three months and one year and certain investments in wealth management products and other investments that the Company has the intention to redeem within one year. Fair valued or carried at amortized costs. As of March 31, 2025 and December 31, 2024, the short-term investments amounted to $1,393 and $1,391, respectively.

Long-term investments

Long-term investments consist primarily of investments in debt investment with original maturities between three years and more. Fair valued or carried at amortized costs. As of March 31, 2025 and December 31, 2024, the long-term investments amounted to $1.53 million and $1.30, respectively. Due to the Company has received repayment $0.24 million (RMB1,700,000) debt investment, the Company did not recognize an impairment.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable, net, consist of the following:

	March 31,	December 31,
	2025	2024

Supply Chain Financing/Trading	$1,443,732	$2,038,730
Others	$215,214	$50,232
Total accounts receivable, net	$1,658,946	$2,088,962

The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	March 31,	December 31,
	2025	2024

Debtor A	24.0%	34.6%
Debtor B	22.4%	19.0%
Debtor C	14.1%	17.8%
Total accounts receivable, net	60.5%	71.4%

4. OTHER RECEIVABLES

As of March 31, 2025, the balance of other receivables was $0.87 million deposit paid and prepayments to third parties.

As of December 31, 2024, the balance of other receivables was $1.49 million deposit paid and prepayments to third parties.

5. LOAN RECEIVABLES

As of March 31, 2025, the balance of loan receivables was $6.97 million, which were from third parties.

On July 14, 2022, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $7.00 million (RMB50 million) to the third party at the annual interest rate of 8% from July 15, 2022 to July 14, 2025, guarantee by Junde Chen. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $4.87 million (RMB35 million). As of March 31, 2025, the balance of loan receivables was $2.09 million. The amount of $2.09 million (RMB15 million) will be repaid within 12 months.

On December 8, 2023, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $4.88 million (RMB35 million) to the third party at the annual interest rate of 5% from December 8, 2022 to December 8, 2025. As of March 31, 2025, the balance of loan receivables was $4.88 million.

As of December 31, 2024, the balance of loan receivables was $7.09 million, which was from a third parties.

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

On August 29, 2024, Future Supply Chain (Xi’an) Co., Ltd entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Supply Chain (Xi’an) Co., Ltd loaned an amount of $0.14 million (RMB1 million) to the third party at the annual interest rate of 12% from August 29, 2024 to November 30, 2025. As of December 31, 2024, the balance of loan receivables was $0.14 million. The loan was repaid on January 24, 2025.

6. ADVANCES TO SUPPLIERS AND OTHER CURRENT ASSETS

The amount of advances to suppliers and other current assets consisted of the followings:

	March 31,	December 31,
	2025	2024

Prepayments for Supply Chain Financing/Trading	$4,070,709	$4,351,414
Prepaid expenses	134,090	34,867
Others	906,197	$557,547
Total	$5,110,996	$4,943,828

7. LEASES

The Company’s non-cancellable operating leases consist of leases for office space. The Company is the lessee under the terms of the operating leases. For the three months ended March 31, 2025, the operating lease cost was $0.06 million.

The Company’s operating leases have remaining lease terms of approximately 25 months. As of March 31, 2025, the weighted average remaining lease term and weighted average discount rate were 2.08 years and 4.89%, respectively.

Maturities of lease liabilities were as follows:

Operating
As of March 31,	Lease
From April 1, 2025 to March 31, 2026	$179,218
From April 1, 2026 to March 31, 2027	145,567
From April 1, 2027 to March 31, 2028	7,816
Total	$332,601
Less: amounts representing interest	$13,043
Present Value of future minimum lease payments	319,558
Less: Current obligations	168,901
Long term obligations	$150,657

The Company leases office space and equipment under various short-term operating leases. As permitted by ASC 842, the Company has elected the practical expedient for short-term leases, whereby lease assets and lease liabilities are not recognized on the balance sheet. Short term leases cost was nil for three months ended March 31, 2025.

8. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2025	2024

Office equipment, fixtures and furniture	$50,881	$50,866
Vehicle	385,401	384,854
Building	62,427	62,339
Subtotal	498,709	498,059
Less: accumulated depreciation and amortization	(283,943)	(258,767)
Construction in progress	2,229,572	2,226,408
Impairment	(1,061)	(1,059)
Total	$2,443,277	$2,464,641

Depreciation expense included in general and administration expenses for the three months ended March 31, 2025 and 2024 was $26,205 and $26,901, respectively. Depreciation expense included in cost of sales for the three months ended March 31, 2025 and 2024 was $0 and $0, respectively.

9. INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31,	December 31,
	2025	2024

Trading rights of license plates	$128,560	$128,824
System and software	628,013	628,131
Subtotal	756,573	756,955
Less: accumulated depreciation and amortization	(238,274)	(224,133)
Total	$518,299	$532,822

Amortization expense included in general and administration expenses for the three months ended March 31, 2025 and 2024 was $14,259 and $14,259, respectively. Amortization expense included in cost of sales for the three months ended March 31, 2025 and 2024 was $0 and $0, respectively.

The estimated amortization is as follows:

As of March 31,	Estimated amortization expense
From April 1, 2025 to March 31, 2026	$57,035
From April 1, 2026 to March 31, 2027	57,035
From April 1, 2027 to March 31, 2028	57,035
From April 1, 2028 to March 31, 2029	57,035
From April 1, 2029 to March 31, 2030	57,035
Thereafter	104,564
Total	$389,740

Type 1 and Type 2 licenses by Hong Kong Securities and Futures Commission have no expiration date and do not require amortization, amount was $128,560 and $128,824.

10. ACCOUNT PAYABLES

The amount of account payables were consisted of the followings:

	March 31,	December 31,
	2025	2024

Supply Chain Financing/Trading payment	$144,350	$347,003
Others	2,216,306	1,872,298
Total	$2,360,656	$2,219,301

11. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables consisted of the followings:

	March 31,	December 31,
	2025	2024

Legal fee and other professionals	$84,741	$64,488
Wages and employee reimbursement	229,047	228,722
Provision for legal case	8,600,308	8,625,308
Accruals	610,729	718,170
Total	$9,524,825	$9,636,688

In January 2021, FT Global Capital, Inc. (“FT Global”), a former placement agent of the Company filed a lawsuit against the Company in the Superior Court of Fulton County, Georgia. FT Global served the complaint upon the Company in January 2021. In the complaint, FT Global alleges claims, most of which attempt to hold the Company liable under legal theories that relate back to an alleged breach of an exclusive placement agent agreement between FT Global and the Company in July 2020 which had a term of three months. FT Global claims that the Company failed to compensate FT Global for securities purchase transactions between December 2020 and April 2021, pursuant to the terms of the expired exclusive placement agent agreement. On April 11, 2024, on which date the jury returned a verdict in favor of FT Global and the Court entered a judgment awarding FT Global $ $10,598,380. As of December 31, 2024 and March 31, 2025, the Company has been payment $1.97 million and $25,000.

12. CONVERTIBLE NOTES PAYABLE

The amount of convertible notes payable consisted of the followings:

	March 31,	December 31,
	2025	2024

Beginning	$553,086	$1,100,723
Addition	-	-
Interest expenses	6,972	77,363
Payment	-	-
Conversion	(140,658)	(625,000)
Balance	$419,400	$553,086

On December 27, 2023, the Company issued a coverable promissory note with principal amount of $1.10 million. Floor Price was $2.272 per share of Common Stock. The Note was unsecured. On the date thereof, Company shall reserve 500,000 shares of Common Stock from its authorized and unissued Common Stock to provide for all issuances of Common Stock under the Note (the “Share Reserve”). Lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares were 237,543 shares, amount $62,500, at a price of $2.631 per share in 2024. Lender redemption conversion shares were 61,205 shares, amount $140,658, at a price of $2.276 per share in 2025.

13. RELATED PARTY TRANSACTION

As of March 31, 2025, the amount due to the related party was consisted of the following:

Name	Amount (US$)	Relationship	Note
Ming Yi	5,286	Chief Financial Officer of the Company	Other payables, interest free and payment on demand.
Total	$5,286

As of March 31, 2025, the amounts due from the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Hu Li	20,000	Chief Executive Officer of the Company	Prepaid expenses, interest free and payment on demand.
Chao Li	2,508	Corporate legal representative of a subsidiary of the Company	Prepaid expenses, interest free and payment on demand.
Total	$22,508

As of December 31, 2024, the amount due to the related party was consisted of the followings:

Name	Amount	Relationship	Note
Ming Yi	$8,871	Chief Financial Officer of the Company	Accrued expenses, interest free and payment on demand.
Total	$8,871

As of December 31, 2024, the amount due from the related party was consisted of the followings:

Name	Amount	Relationship	Note
Hu Li	$20,000	Chief Executive Officer of the Company	Loan receivables*, interest free and payment on demand.
Total	$20,000

*	The related party transactions have been approved by the Company’s Audit Committee.

14. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. The applicable tax rate is 21% in 2025 and 2024. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025 and 2024, the Company had current income tax expenses of nil, respectively.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended March 31, 2025, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries.

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

Future FinTech (HongKong) Limited is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong.

Reconciliation of the differences between the statutory EIT rate applicable to profits of the consolidated entities and the income tax expenses of the Company:

	March 31, 2025	March 31, 2024

Loss before taxation	$(30,945,404)	$(3,341,490)
PRC statutory tax rate	25%	25%
Computed expected benefits	(7,736,351)	(835,373)
Others, primarily the differences in tax rates	1,216,614	234,803
Deferred tax assets losses not recognized	6,519,737	600,570
Total	$-	$-

15. SHARE BASED COMPENSATION

On March 27, 2025, the Company effected a 1-for-10 reverse stock split of the Company’s issued shares and its authorized shares of common stock from 60,000,000 shares to 6,000,000 shares.

Restricted net assets

PRC laws and regulations permit payments of dividends by the Company’s subsidiaries incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiaries incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless the reserve has reached 50% of their respective registered capital. Furthermore, registered share capital and capital reserve accounts are also restricted from distribution. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiaries incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends. The restriction amounted to $24.54 million (RMB176,144,932) as of March 31, 2025. Except for the above or disclosed elsewhere, there is no other restriction on the use of proceeds generated by the Company’s subsidiaries to satisfy any obligations of the Company.

Payments-omnibus equity plan

On March 10, 2025, the Compensation Committee of the Board of Directors of the Company granted 500,000 shares of common stock of the Company, par value $0.001, pursuant to the Company’s 2024 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries (the “Grantees”). As the closing price of the Company stock was $2.17 on March 10, 2025, the Company recorded an expense of $1.09 million in the first quarter of fiscal year 2025. As of the date of this report, the Shares have been issued to the Grantees.

Securities Purchase Agreement

On October 4, 2024, the Compensation Committee of the Board of Directors of the Company granted 211,000 shares of common stock of the Company, par value $0.001, pursuant to the Company’s 2023 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries (the “Grantees”). As the closing price of the Company stock was $3.18 on October 9, 2023, the Company recorded an expense of $0.67 million in the third quarter of fiscal year 2024. As of the date of this report, the Shares have been issued to the Grantees.

On January 5, 2024, the Company entered into a securities purchase agreement with certain purchasers identified on the signature page thereto, pursuant to which the Company sold to the purchasers in a private placement, an aggregate of 215,054 share of its common stock, par value $0.001 per share at a purchase price of $12 per share, for aggregate net proceeds to the Company of $258,064. On January 18, 2024, the Company issued 215,054 shares of common stock pursuant to this Agreement.

16. COMMON STOCK

Securities Purchase Agreement

On December 24, 2020, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company sold to the purchasers in a registered direct offering, an aggregate of 421,053 units, each consisting of one share of our common stock and a warrant to purchase 1 share of our Common Stock, at a purchase price of $19 per unit, for aggregate gross proceeds to the Company of $8,000,007, before deducting fees to the placement agent and other offering expenses payable by the Company. On December 29, 2020, the Company issued Units consisting of an aggregate of 421,053 shares of our Common Stock and warrants to purchase up to an aggregate of 421,053 shares of our Common Stock at an exercise price of $21.5 per share (the “Investors’ Warrants”). The Investors’ Warrants have a term of five years and are exercisable by the holder at any time after the date of issuance. In connection with the offering, the Company also issued placement agent a warrant to purchase 42,108 shares of our Common Stock (the “Placement Agent Warrant”) on substantially the same terms as the Investors’ Warrants, except that the Placement Agent Warrant has an exercise price of $23.75 per share and are not exercisable until June 24, 2021. As of December 31, 2024 and March 31, 2025, outstanding warrant has 42,108 shares of our Common Stock. Warrants after 1-for -10 reverse stock split in 2025 was 4,211 shares with an exercise price of $118.75/share.

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Options outstanding at December 31, 2024	4,211	$23.75	1.00
Granted	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Options outstanding at March 31, 2025	4,211	$23.75	1.00
Options exercisable at March 31, 2024	4,211	$23.75	1.00

On January 5, 2024, the Company entered into a securities purchase agreement with certain purchasers identified on the signature page thereto, pursuant to which the Company sold to the purchasers in a private placement, an aggregate of 215,054 share of its common stock, par value $0.001 per share at a purchase price of $12 per share, for aggregate net proceeds to the Company of $258,064. On January 18, 2024, the Company issued 215,054 shares of common stock pursuant to this Agreement.

Common stocks issued in connection with the convertible notes

On December 27, 2023, the Company entered into a Securities Purchase Agreement with Streeterville Capital, LLC, a Utah limited liability company (the “Lender”), pursuant to which the Company sold and issued to the Lender a Convertible Promissory Note (the “Note”) in the principal amount of $1,100,000.

On July 3, 2024, that Lender elects to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 13,665, amount $50,000, at a price of $3.659 per share.

On July 18, 2024, that Lender elects to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 21,714, amount $75,000, at a price of $3.454 per share.

On August 26, 2024, that Lender elects to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 40,833, amount $100,000, at a price of $2.449 per share.

On October 24, 2024, that Lender elects to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 39,063, amount $100,000, at a price of $2.56 per share.

On November 11, 2024, that Lender elects to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 39,063, amount $100,000, at a price of $2.56 per share.

On November 14, 2024, that Lender elects to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 39,386, amount $100,000, at a price of $2.539 per share.

On December 18, 2024, that Lender elects to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 43,821, amount $100,000, at a price of $2.282 per share.

On January 7, 2025, that Lender elects to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 42,882, amount $100,000, at a price of $2.332 per share.

On January 24, 2025, that Lender elects to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 18,323, amount $40,658, at a price of $2.219 per share.

The share numbers and prices in this Note 16 are post-reverse stock split effected on April 1, 2025.

17. DISCONTINUED OPERATIONS

On March 7, 2024, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited was dissolved and deregistered.

On September 4, 2024, Tianjin Future Private Equity Fund Management Partnership (Ltd Partnership) was dissolved and deregistered. The loss on disposal was $22.46.

On October 18, 2024, Nice Talent Asset Management Limited (“NTAM”) was disposed of for a consideration of $ 0.31 million (HK$2.40 million). The loss on disposal was $2.32 million.

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

On February 3, 2025, FTFT UK LIMITED, FTFT Finance UK Limited, Future Fintech Digital Number One US, LP, Future Fintech Digital Number One Offshore, LLC(Cayman), Future Fintech Digital Number One GP,LLC (USA), FTFT Digital Number One, Ltd.(Cayman), Future FinTech Labs Inc, Future Fintech Digital Capital, FTFT CAPITAL INVESTMENTS, DigiPay FinTech Limited, DCON DigiPay Limited-JPN and Global Key Shared Mall Ltd were disposed of for a consideration of US$25,000 after a court auction sale. The gain of disposal was $28.24 million.

Loss from discontinued operations for the three months ended March 31, 2025 and 2024 was as follows:

	March 31,	March 31,
	2025	2024
REVENUES	$-	$4,443,778
COST OF SALES-THIRD PARTY	-	2,631,960
COST OF SALES-RELATED PARTY	-	135,640
GROSS PROFIT	-	1,676,178

OPERATING EXPENSES:
General and administrative	-	2,230,757
Research and Development expenses	-	645
Bad debt provision	-	75,355
Total	-	2,306,757

OTHER INCOME (EXPENSE)
Interest income	-	14,636
Interest expense	-	(718)
Other expense	-	(10,915)
Total	-	3,003
Loss from discontinued operations before income tax	-	(627,576)
Income tax provision	-	-
Loss from discontinued operation before noncontrolling interest	$-	(627,576)
Gain on disposal of discontinued operations	28,238,122	645,437
Less: Net loss attributable to non-controlling interests	1,866,066	3,579
INCOME (LOSS) FROM DISCONTINUED OPERATION	$26,372,056	$14,282

The major components of assets and liabilities related to discontinued operations are summarized below:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$-	$76,876
Other receivables	-	200,269
Advances to suppliers and other current assets	-	30,449
Property, plant and equipment, net	-	134,553
Right of use assets - operation lease	-	154,810
Total assets related to discontinued operations	$-	$596,957

Accrued expenses and other payables	$-	$301,807
Amount Due to Related Party	-	29,036
Lease liability - operation lease	-	154,810
Total liabilities related to discontinued operations	$-	$485,653

18. SEGMENT REPORTING

In its operation of the business, management, including our chief operating decision maker, who is our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with GAAP. The Company operates in three segments starting in fiscal 2021: “supply chain financing service and trading business” and “others”.

The Company began to provide supply chain financing services during the second quarter of 2021. The Company began to provide sand and steel supply chain financing services during the first quarter of 2023. The Company began to provide brokerage services in October 2023.

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

As of March 31, 2025:

	Supply Chain Financing/ Trading	Others	Total
Reportable segment revenue	$477,792	$75,185	$552,977
Inter-segment loss	-	-	-
Revenue from external customers	477,792	75,185	552,977
Segment gross profit	$10,199	$68,419	$78,618

As of March 31, 2024:

	Supply Chain Financing/ Trading	Others	Total
Reportable segment revenue	$441,764	$237,425	$679,189
Inter-segment loss	-	-	-
Revenue from external customers	441,764	237,425	679,189
Segment gross profit	$44,073	$231,021	$275,094

Loss before Income Tax:

	Three months Ended, March 31
	2025	2024
Supply chain financing/trading	(130,879)	206,216
Others	349,145	138,505
Corporate and Unallocated	30,805,757	3,271,864
Total operating expenses and other expense	31,024,022	3,616,584
Loss before Income Tax	(30,945,404)	(3,341,490)

Segment assets:

	March 31, 2025	December 31, 2024
Supply chain financing/trading	5,531,148	5,717,948
Others	4,384,938	5,066,369
Corporate and Unallocated	13,724,974	14,521,664
Assets related to discontinued operation	-	596,957
Total assets	23,641,060	25,902,938

19. COMMITMENTS AND CONTINGENCIES

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court”) on February 9, 2021 based on diversity of jurisdiction. On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information. The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the court concluded that additional information can be obtained through discovery. The trial began on April 8, 2024 and ended on April 11, 2024, on which date the jury returned a verdict in favor of FT Global. On April 11, 2024, the Court entered a judgment awarding FT Global $8,875,265.31 and on April 16, 2024, the Court issued an amended judgment, awarding FT Global $10,598,379.93, which includes $7,895,265.31 in damages, $1,723,114.62 in prejudgment interest, and $980,000.00 in attorney’s fees. On May 9, 2024, the Company filed a post-trial motion to set aside the jury verdict and for a new trial and the Court denied the motion on March 3, 2025. The Company filed notice of appeal to appeal the judgement to the United States Court of Appeals for the Eleventh Circuit on April 2, 2025. The Company will seek to have the judgment overturned on appeal. The Company’s opening brief in the appeal is due on June 11, 2025.

FT Global has registered the Court’s judgment in the United States District Court for Southern District of New York (“NY Court”), where FT Global has brought a motion requiring the Company to turn over its stock in its subsidiary companies.  On August 28, 2024, NY Court granted FT Global’s motion for turnover of Defendant’s shares in Defendant’s wholly-owned subsidiaries as Defendant 1) failed to satisfy the $10.8 million judgment rendered in the Northern District of Georgia and registered in the Southern District of New York, and 2) is in possession of money and property in which it has an interest. The NY Court ordered Defendant shall turn over the shares, membership, or limited partnership interests in all of its subsidiaries, and the corporate seals of its China and Hong Kong-based subsidiaries, to the U.S. Marshal for auction or sale until the judgment is satisfied. Pursuant to the order issued by the United States District Court for the Southern District of New York on August 28, 2024, the United States Marshal for the Southern District of New York (“U.S. Marshal”) sold the securities of the subsidiaries of the Company other than those in Hong Kong and China in auction of: (i) all of the membership interests in Future Fintech Digital Capital Management LLC; (ii) all of the outstanding shares of FTFT UK Limited; (iii) the corporate seal of DigiPay FinTech Limited; (iv) the corporate seal of GlobalKey SharedMall Limited; (iv) all of the outstanding shares of Future Fintech Labs Inc.; and (v) all of the outstanding shares of Future Fintech Digital Number One GP, LLC (USA) to Alec Orudjiev, the general counsel of FT Global for $25,000 on December 18, 2024. On December 6, 2024, the Company agreed to sell all issued and outstanding shares of FTFT SuperComputing Inc. a wholly owned subsidiary of the Company (“FTFT SuperComputing”) to DDMM Capital LLC (the “Buyer”) for a purchase price that equals to: (i) the assumption of the obligations of FTFT SuperComputing totaling $973,072.24 and (ii)$1,000,000, which was paid to an account at Olshan Frome Wolosky LLP to satisfy, in part, the right of payment held by FT Global Capital, Inc. arising from the judgment entered in favor of FT Global and against the Company registered in the Southern District of New York and all matters pertaining to such litigation. The Company has appealed the turnover order of the NY Court for the auction of securities of the subsidiaries of the Company in Hong Kong and China to the United States Court of Appeals for the Second Circuit and is waiting for the final decision of the Court of Appeals. On February 6, 2025, FT Global filed a motion (“Motion”) in the NY Court, amended on February 12, 2025, seeking a turnover order for 39,825,939 (before 1 for 10 reverse stock split effected by the Company on April 1, 2025) unissued shares of the Company’s common stock for sale to satisfy the judgement. On April 30, 2025, the Company received order from the NY Court to turn over its unissued shares to U.S. Marshal for auction. The transfer agent of the Company has issued 1,951,443 shares of common stock in the name of the United States Marshals Service. The Company will continue to vigorously defend the action against FT Global and has filed notice of appeal to appeal the order of the NY Court to the United States Court of Appeals for the Second Circuit.

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

20. RISKS AND UNCERTAINTIES

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

Customer concentration risk

For three months ended March 31, 2025, one customer accounted for 84.2% of the Company’s total revenues. For three months ended March 31, 2024, two customers accounted for 59.07% and 12.05% of the Company’s total revenues.

Vendor concentration risk

For three months ended March 31, 2025, one vendor accounted for 98.32% of the Company’s total purchases. For three months ended March 31, 2024, one vendor accounted for 96.64% of the Company’s total purchases.

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the condensed consolidated financial statements and no subsequent event is identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and in this Form 10-Q. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2024 Form 10-K.

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

The Company currently has one directly controlled subsidiary: Future FinTech (Hong Kong) Limited, a company incorporated under the laws of Hong Kong.

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

We sign purchase and sale agreements with suppliers and buyers. The suppliers are responsible for the supply and transportation of goods to the end users’ designated freight yard or transfer the title to us in certain warehouses. We also provide trading service as we don’t take control over the ownership of the goods but receive agent service fee for the transaction. For the sale of goods where we obtain control of the goods before transferring it to the customer, we recognize revenue based on the gross revenue amount billed to customers as sales of goods. We consider multiple factors when determining whether we obtain control of the goods, including evaluating if we can establish the price of the goods, retain inventory risk for tangible goods or have the responsibility for ensuring acceptability of the goods. We recognize net revenue as agent services for the sales of coals, aluminum ingots, and steel when no control obtained throughout the transactions. We select the customers and suppliers that have good credit and reputation.

FTFT International Securities and Futures Limited, a company we acquired in November 2023, provides brokerage and investment banking services in Hong Kong. FTFT International Securities and Futures Limited holds Type 1 “Securities Trading”, Type 2 “Futures Contract Trading” and Type 4 “Securities Consulting” financial licenses issued by the Hong Kong Securities and Futures Commission.

Results of Operations

Comparison of Three Months ended March 31, 2025 and 2024:

Revenue

The following table presents our consolidated revenues for the three months ended March 31, 2025 and 2024, respectively:

	Three months ended March 31,		Change
	2025	2024	Amount	%
Supply Chain Financing/Trading	477,792	441,764	36,028	8.16%
Others	75,185	237,425	(162,240)	(68.33)%
Total	$552,977	$679,189	$(126,212)	(18.58)%

The decrease in revenue for the three months ended March 31, 2025 was primarily due to less revenue from others, mainly due to the decreased debt recovery consulting service fee as well as U.S. dollar bond service income of approximately $0.16 million.

Supply chain financing/trading increased $36,028 from $0.44 million for the three months ended March 31, 2024 to $0.48 million for the same period of 2025. It was due to the Company sold more bulk goods with ownership than as an agent which counted the total sales as our revenue instead of agent fees.

Other revenues decreased from $0.24 million for the three months ended March 31, 2024 to $0.08 million for the same period of 2025, mainly due to the decreased debt recovery consulting service fee as well as U.S. dollar bond service income of approximately $0.16 million.

Gross Profit and Margin

The following table presents the consolidated gross profit of each of our main products and services and the consolidated gross profit margin, which is gross profit as a percentage of the related revenues, for the three months ended March 31, 2025 and 2024, respectively:

	Three months ended March 31,
	2025		2024
	Gross profit	Gross margin	Gross profit	Gross margin
Supply Chain Financing/Trading	10,199	12.97%	44,073	16.02%
Others	68,419	87.03%	231,021	83.98%
Total	$78,618	100.00%	$275,094	100.00%

Overall gross profit decreased to $0.08 million for three months ended March 31, 2025 from $0.28 million for the same period of 2024. The decrease is mainly due to the decrease of gross profits from others which is in line with the decrease of revenues during the first quarter of 2025. Overall gross margin as a percentage of revenue was 14.22% for the three months ended March 31, 2025, a decrease of 26.29% from 40.50% for the same period of last fiscal year, mainly due to decrease in profit margin for debt recovery consulting service fee as well as U.S. dollar bond service.

Operating Expenses

The following table presents our consolidated operating expenses and operating expenses as a percentage of revenue for the three months ended March 31, 2025 and 2024, respectively: (in thousands)

	First quarter of 2025		First quarter of 2024
	Amount	% of revenue	Amount	% of revenue
General and administrative	$1,579	177.22%	$1,191	175.41%
Stock compensation expense	1,085	121.77%	-	%
Selling expenses	192	21.55%	267	39.32%
Bad debt provision	28,369	3183.95%	719	105.89%
Total operating expenses	$31,225	3504.49%	$2,177	320.62%

General and administrative expenses increased by $0.39 million, or 32.63%, to $1.58 million for the three months ended March 31, 2025 from $1.19 million for the same period of last fiscal year. The increase in general and administrative expenses was mainly due to increased consulting fee during the three months ended March 31, 2025.

Stock compensation expense was $1.09 million for the three months ended March 31, 2025. On March 10, 2025, the Compensation Committee of the Board of Directors of the Company granted 500,000 shares of common stock of the Company (“Shares”), par value $0.001, pursuant to the Company’s 2024 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries. As the closing price of the Company stock was $2.17 on March 10, 2025, the Company recorded an expense of $1.09 million in the third quarter of fiscal year 2024. As of the date of this report, the Shares have been issued to the Grantees. The stock price and share numbers have been adjusted based on the one for ten reverse split effected on April 1, 2025.

Selling expenses decreased by $0.08 million during the three months ended March 31, 2025, compared to the same period of last fiscal year. The decrease in selling expenses was mainly due to decreased employee bonuses.

Bad debt provision increased by $27.65 million during the three months ended March 31, 2025, compared to the same period of last fiscal year. The increase was due to provision for bad debts on related party receivables in connection with the disposal of a subsidiary in 2025.

Other Income (Expense), Net

Other expenses, net, decreased by $1.64 million to positive $0.20 million for the three months ended March 31, 2025 from $1.44 million in the same period of the last fiscal year, primarily due to higher legal fees of litigation with FT Global in the same period of 2024.

Income Tax

Tax provision was nil for the three months ended March 31, 2025, primarily due to decreased revenue.

Net loss from continue operation

Net loss from continue operation increased by $27.60 million from $3.34 million for the three months ended March 31, 2024 to $30.95 million for the same period of 2025 mainly due to the increase in operating expenses, as discussed above.

Gain on disposal of discontinued operations

Gain on disposal of discontinued operation was $28.24 million for the three months ended March 31, 2025, which was related to the transfer of FTFT UK LIMITED, FTFT Finance UK Limited, Future Fintech Digital Number One US, LP, Future Fintech Digital Number One Offshore, LLC(Cayman), Future Fintech Digital Number One GP,LLC (USA), FTFT Digital Number One, Ltd.(Cayman), Future FinTech Labs Inc, Future Fintech Digital Capital, FTFT CAPITAL INVESTMENTS, DigiPay FinTech Limited, DCON DigiPay Limited-JPN and Global Key Shared Mall Ltd.

Loss per Share

Basic and diluted loss per share from continuing operations were $(12.65) and $10.78 for the three months ended March 31, 2025, respectively, as compared to a loss of $(1.68) and $0.01 for the same periods of 2024, respectively. Basic and diluted income per share attributable to discontinued operations was $(12.65) and $10.76 for the three months ended March 31, 2025, respectively. Basic and diluted earnings per share attributable to discontinued operations was $(1.68) and $0.01 for the three months ended March 31, 2024, respectively.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and restricted cash of $4.44 million, as compared to $4.77 million as of December 31, 2024.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $6.50 million as of March 31, 2025, a decrease of $1.10 million from working capital of $7.60 million as of December 31, 2024, mainly due to the decrease in current assets and an increase in current liabilities.

Net cash used in operating activities increased by $21.45 million to $28.84 million for the three months ended March 31, 2025 from $7.39 million for the same period of the last fiscal year. The decrease in net cash used by operating activities was primarily due to decrease in other receivable.

Net cash provided by investing activities decreased $0.65 million to $0.16 million for the three months ended March 31, 2025 from $0.80 million for the same period of the last fiscal year. It was due to decrease in payment for short term investment.

Net cash provided by financing activities for the three months ended March 31, 2025 was $6,093 representing an increase of $2.47 million, as compared to cash used in financing activities of $2.47 million during the three months ended March 31, 2024. The increase in cash provided by financing activities was mainly due to proceeds from the issuance of common stock from a private placement, net of issuance costs in first quarter 2024.

Off-balance sheet arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal interim financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We have engaged an outside consultant with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. We also engaged an internal control consulting firm in July 2023 to review, test and improve our internal accounting controls and internal control over financial reporting which issued a report in early January 2024. We have adopted and are implementing policies, procedures and practices recommended in the report of the consultant and have arranged training of internal control for our employees and management on disclosure controls and procedures. We believe the measures described above will remediate the material weakness from the quarter identified above. The Company continues to make efforts to implement its existing and newly adopted procedures to improve our disclosure controls and internal controls over financing reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures.

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court”) on February 9, 2021 based on diversity of jurisdiction. On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information. The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the court concluded that additional information can be obtained through discovery. The trial began on April 8, 2024 and ended on April 11, 2024, on which date the jury returned a verdict in favor of FT Global. On April 11, 2024, the Court entered a judgment awarding FT Global $8,875,265.31 and on April 16, 2024, the Court issued an amended judgment, awarding FT Global $10,598,379.93, which includes $7,895,265.31 in damages, $1,723,114.62 in prejudgment interest, and $980,000.00 in attorney’s fees. On May 9, 2024, the Company filed a post-trial motion to set aside the jury verdict and for a new trial and the Court denied the motion on March 3, 2025. The Company filed notice of appeal to appeal the judgement to the United States Court of Appeals for the Eleventh Circuit on April 2, 2025. The Company will seek to have the judgment overturned on appeal.  The Company’s opening brief in the appeal is due on June 11, 2025.

FT Global has registered the Court’s judgment in the United States District Court for Southern District of New York (“NY Court”), where FT Global has brought a motion requiring the Company to turn over its stock in its subsidiary companies.  On August 28, 2024, NY Court granted FT Global’s motion for turnover of Defendant’s shares in Defendant’s wholly-owned subsidiaries as Defendant 1) failed to satisfy the $10.8 million judgment rendered in the Northern District of Georgia and registered in the Southern District of New York, and 2) is in possession of money and property in which it has an interest. The NY Court ordered Defendant shall turn over the shares, membership, or limited partnership interests in all of its subsidiaries, and the corporate seals of its China and Hong Kong-based subsidiaries, to the U.S. Marshal for auction or sale until the judgment is satisfied. Pursuant to the order issued by the United States District Court for the Southern District of New York on August 28, 2024, the United States Marshal for the Southern District of New York (“U.S. Marshal”) sold the securities of the subsidiaries of the Company other than those in Hong Kong and China in auction of: (i) all of the membership interests in Future Fintech Digital Capital Management LLC; (ii) all of the outstanding shares of FTFT UK Limited; (iii) the corporate seal of DigiPay FinTech Limited; (iv) the corporate seal of GlobalKey SharedMall Limited; (iv) all of the outstanding shares of Future Fintech Labs Inc.; and (v) all of the outstanding shares of Future Fintech Digital Number One GP, LLC (USA) to Alec Orudjiev, the general counsel of FT Global for $25,000 on December 18, 2024. On December 6, 2024, the Company agreed to sell all issued and outstanding shares of FTFT SuperComputing Inc. a wholly owned subsidiary of the Company (“FTFT SuperComputing”) to DDMM Capital LLC (the “Buyer”) for a purchase price that equals to: (i) the assumption of the obligations of FTFT SuperComputing totaling $973,072.24 and (ii)$1,000,000, which was paid to an account at Olshan Frome Wolosky LLP to satisfy, in part, the right of payment held by FT Global Capital, Inc. arising from the judgment entered in favor of FT Global and against the Company registered in the Southern District of New York and all matters pertaining to such litigation. The Company has appealed the turnover order of the NY Court for the auction of securities of the subsidiaries of the Company in Hong Kong and China to the United States Court of Appeals for the Second Circuit and is waiting for the final decision of the Court of Appeals. On February 6, 2025, FT Global filed a motion (“Motion”) in the NY Court, amended on February 12, 2025, seeking a turnover order for 39,825,939 (before 1 for 10 reverse stock split effected by the Company on April 1, 2025) unissued shares of the Company’s common stock for sale to satisfy the judgement. On April 30, 2025, the Company received order from the NY Court to turn over its unissued shares to U.S. Marshal for auction. The transfer agent of the Company has issued 1,951,443 shares of common stock in the name of the United States Marshals Service. The Company will continue to vigorously defend the action against FT Global and has filed notice of appeal to appeal the order of the NY Court to the United States Court of Appeals for the Second Circuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 7, 2025, the holder of outstanding convertible note of the Company (“Note”) elected to redeem a portion of the Note in 428,816 shares of common stock of the Company for an amount of $100,000 with a price of $0.2332 per share. On January 24, 2025, the same holder elected to redeem a portion of the Note in 183,230 shares of common stock for an amount $40,658 at a price of $0.2219 per share. The share numbers and prices are pre- reverse split effected on April 1, 2025.

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

May 20, 2025

By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 20, 2025