Form 10-Q
period 2025-06-30
Future FinTech Group Inc.
filed 2025-08-19
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 001-34502

Future FinTech Group Inc.

(Exact name of registrant as specified in its charter)

Florida	98-0222013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

02B-03A, 23/F, Sino Plaza, 255-257 Gloucester Road

Causeway Bay, Hong Kong

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Class	Outstanding at July 23, 2025
Common Stock, $0.001 par value per share	3,450,770

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024

CURRENT ASSETS
Cash and cash equivalents	5,786,303	4,765,865
Short - term investment	1,397	1,391
Accounts receivable, net	1,643,601	2,088,962
Other receivables, net	924,706	1,494,483
Advances to suppliers and other current assets	4,936,961	4,943,828
Loan receivables	6,984,600	7,094,764
Amount Due from Related Party	24,322	20,000
Assets related to discontinued operation-current	-	307,594
TOTAL CURRENT ASSETS	20,301,890	20,716,887

Property, plant and equipment, net	2,423,703	2,464,641
Right of use assets - operation lease	298,903	368,982
Intangible assets	502,873	532,822
Debt investment	1,047,690	1,530,243
Assets related to discontinued operation-Non current	-	289,363
TOTAL ASSETS	24,575,059	25,902,938

LIABILITIES

CURRENT LIABILITIES
Accounts payable	4,501,367	2,219,301
Accrued expenses and other payables	3,693,114	9,636,688
Advances from customers	16,856	30,559
Convertible notes payables	426,078	553,086
Lease liability - current	193,562	179,207
Amounts due to related parties	-	8,871
Liability related to discontinued operation	-	485,653
TOTAL CURRENT LIABILITIES	8,830,977	13,113,365
		-
NON-CURRENT LIABILITIES
Other non-current liabilities	1,088,809	-
Lease liability-non-current	107,584	192,754
TOTAL NON-CURRENT LIABILITIES	1,196,393	192,754
TOTAL LIABILITIES	10,027,370	13,306,119
		-
STOCKHOLDER’ EQUITY		-

FUTURE FINTECH GROUP INC, Stockholders’ equity
Common stock, $0.001 par value; 6,000,000 shares authorized; 3,110,770 shares and 2,447,084 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively*	3,111	2,447
Additional paid-in capital	240,474,334	237,496,176
Statutory reserve	98,357	98,357
Accumulated deficits	(221,607,102)	(218,885,534)
Accumulated other comprehensive income (loss)	(4,421,011)	(4,248,561)
Total FUTURE FINTECH GROUP INC. stockholders’ equity	14,547,689	14,462,885
Non-controlling interests	-	(1,866,066)
TOTAL STOCKHOLDERS’ EQUITY	14,547,689	12,596,819
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	24,575,059	25,902,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	605,282	268,989	1,158,259	948,178
Cost of revenues-third party	418,510	11,168	892,869	415,263
Cost of revenues-related party	-	-	-	-
Gross profit	186,772	257,821	265,390	532,915

Operating Expenses
General and administrative expenses	853,899	1,423,883	2,433,092	2,614,598
Research and Development expenses	-	-	-	-
Stock-based compensation	-	-	1,085,000	-
Selling expenses	249,048	151,521	440,678	418,206
Bad debt provision (recovery)	393,082	(275,906)	28,762,566	443,094
Impairment Loss	-	-	-	-
Total operating expenses	1,496,029	1,299,498	32,721,336	3,475,898

Loss from operations	(1,309,257)	(1,041,677)	(32,455,946)	(2,942,983)

Other income (expenses)
Interest income	115,476	210,859	240,780	501,490
Interest expenses	(7,241)	(20,934)	(15,042)	(44,432)
Gain on Debt Restructuring	3,071,827	-	3,071,827	-
Other income(expenses) net	(19,025)	42,593	64,757	(1,664,724)
Total other income (expenses)	3,161,037	232,518	3,362,322	(1,207,666)

Income (Loss) from Continuing Operations before Income Tax	1,851,780	(809,159)	(29,093,624)	(4,150,649)
Income tax provision	-	-		-
Deferred income tax	-	-		-
Income (Loss) from Continuing Operations	1,851,780	(809,159)	(29,093,624)	(4,150,649)

Discontinued Operations
Loss from discontinued operations	-	(989,847)		(1,617,423)
Gain on disposal of discontinued operations	-	-	28,238,122	645,437
NET Income (LOSS)	1,851,780	(1,799,006)	(855,502)	(5,122,635)
Less: Net Income (Loss) attributable to non-controlling interests of discontinued operations	-	(38,033)	1,866,066	(34,454)
Less: Net Loss attributable to non-controlling interests of continued operations	-	-	-	-
Net income (loss) attibutable to Future Fintech Group, Inc.	1,851,780	(1,760,973)	(2,721,568)	(5,088,181)

Other comprehensive income (loss)
Income (Loss) from continuing operations	1,851,780	(809,159)	(29,093,624)	(4,150,649)
Foreign currency translation - Continuing Operations	20,644	(248,643)	(172,450)	(208,345)
Comprehensive Income ( Loss) - Continuing Operations	1,872,424	(1,057,802)	(29,266,074)	(4,358,994)

Income (loss) from discontinued operations	-	(989,847)	28,238,122	(971,986)
Foreign currency translation - Discontinued Operations	-	135,375	(179,909)	47,453
Comprehensive Income ( Loss) - Discontinued Operations	-	(854,472)	28,058,213	(924,533)
	-	-
Comprehensive Income ( Loss)	1,872,424	(1,912,274)	(1,207,861)	(5,283,527)
Comprehensive income (loss) attributable to non-controlling interests	-	-	-	-
Comprehensive income (loss) attributable to non-controlling interests of discontinue	-	(38,033)	1,866,066	(34,454)
COMPREHENSIVE INCOME ATTRIBUTABLE TO Future Fintech Group, Inc.	1,872,424	(1,874,241)	(3,073,927)	(5,249,073)

Earnings per share:
Basic earnings per share from continuing operation	0.61	(0.40)	(10.27)	(2.08)
Basic earnings per share from discontinued operation	0.00	(0.48)	9.31	(0.47)
	0.61	(0.88)	(0.96)	(2.55)
Diluted Earnings per share:
Diluted earnings per share from continuing operation	0.61	(0.40)	(10.27)	(2.08)
Diluted earnings per share from discontinued operation	0.00	(0.48)	9.30	(0.47)
	0.61	(0.88)	(0.97)	(2.55)
Weighted average number of shares outstanding
Basic	3,046,639	1,998,541	2,832,375	1,992,633
Diluted	3,050,850	2,002,752	2,836,586	1,996,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Future Fintech Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months ended June 30, 2024

	Common stock		Additional paid-in	Statutory	Accumulated	Accumulative other comprehensive	Non-controlling
	Shares	Amount	capital	reserve	Deficts	income	interests	Total

Balance at March 31, 2024	1,998,541	1,998	236,487,477	98,357	(189,256,870)	(4,141,900)	(1,564,628)	41,624,434
Net loss from continuing operation	-	-	-	-	(809,159)	-	-	(809,159)
Disposition of discontinued operation	-	-	-	-	(951,814)	135,375	(38,033)	(854,472)
Foreign currency translation adjustment	-	-	-	-	-	(248,643)	-	(248,643)
Balance at June 30, 2024	1,998,541	1,998	236,487,477	98,357	(191,017,843)	(4,255,168)	(1,602,661)	39,712,160

Three Months ended June 30, 2025

	Common stock		Additional paid-in	Statutory	Accumulated	Accumulative other comprehensive	Non-controlling
	Shares	Amount	capital	reserve	Deficts	income	interests	Total
Balance at March 31, 2025	3,009,289	3,009	238,721,272	98,357	(223,458,882)	(4,441,655)	-	10,922,101
Issuance of common stocks-conversion of debt	60,000	60	64,140	-	-	-	-	64,200
Effect to rounding fractional shares into whole shares upon reverse stock split	41,481	42	(42)	-	-	-	-	-
Pending Equity Settlement	-	-	1,688,964	-	-	-	-	1,688,964
Net income from continuing operation	-	-	-	-	1,851,780	-	-	1,851,780
Foreign currency translation adjustment	-	-	-	-	-	20,644	-	20,644
Balance at June 30, 2025	3,110,770	3,111	240,474,334	98,357	(221,607,102)	(4,421,011)	-	14,547,689

Six Months ended June 30, 2024

	Common stock		Additional paid-in	Statutory	Accumulated	Accumulative other comprehensive	Non-controlling
	Shares	Amount	capital	reserve	Deficts	income	interests	Total
Balance at December 31, 2023	1,783,487	1,783	233,907,049	98,357	(185,929,662)	(4,094,276)	(1,568,207)	42,415,044
Net loss from continuing operation	-	-	-	-	(4,150,649)	-	-	(4,150,649)
Net loss from discontinued operations	-	-	-	-	(1,582,969)	-	(34,454)	(1,617,423)
Issuance of common stocks-cash	215,054	215	2,580,428	-	-	-	-	2,580,643
Disposition of discontinued operation	-	-	-	-	645,437	47,453	-	692,890
Foreign currency translation adjustment	-	-	-	-	-	(208,345)	-	(208,345)
Balance at June 30, 2024	1,998,541	1,998	236,487,477	98,357	(191,017,843)	(4,255,168)	(1,602,661)	39,712,160

Six Months ended June 30, 2025

	Common stock		Additional paid-in	Statutory	Accumulated	Accumulative other comprehensive	Non-controlling
	Shares	Amount	capital	reserve	Deficts	income	interests	Total
Balance at December 31, 2024	2,447,084	2,447	237,496,176	98,357	(218,885,534)	(4,248,561)	(1,866,066)	12,596,819
Issuance of common stocks-conversion of debt	121,205	121	204,737	-	-	-	-	204,858
Net loss from continuing operations	-	-	-	-	(29,093,624)	-	-	(29,093,624)
Effect to rounding fractional shares into whole shares upon reverse stock split	42,481	43	(43)	-	-	-	-	-
Share-based payments-omnibus equity plan	500,000	500	1,084,500	-	-	-	-	1,085,000
Pending Equity Settlement	-	-	1,688,964	-	-	-	-	1,688,964
Foreign currency translation adjustment	-	-	-	-	-	7,459	-	7,459
Disposition of discontinued operation	-	-	-	-	26,372,056	(179,909)	1,866,066	28,058,213
Balance at June 30, 2025	3,110,770	3,111	240,474,334	98,357	(221,607,102)	(4,421,011)	-	14,547,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	(855,502)	(5,122,635)
Net income from discontinued operation	28,238,122	(971,986)
Net loss from continuing operation	(29,093,624)	(4,150,649)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,971	60,300
Amortization	28,518	28,518
Bad debt provision	28,762,566	443,094
Share-based payments	1,085,000	-
Gain on Debt Restructuring	(3,071,827)
Investment loss	-	9,337
Interest expenses related to convertible note	13,651	43,880
Changes in operating assets and liabilities:
Accounts receivable	445,361	1,039,672
Notes receivable	-	(645,451)
Other receivable	(28,012,031)	(4,159,876)
Advances to suppliers and other current assets	(173,891)	(3,341,995)
Operating lease assets and liabilities	(736)	(5,242)
Accounts payable	2,282,066	(431,583)
Accrued expenses & other payables	(1,118,584)	389,939
Advances from customers	(13,703)	(74,417)
Other non-current liabilities	1,088,809	-
Net Cash Used in Operating Activities	(27,727,454)	(10,794,473)
Net Cash Provided in Operating Activities-Discontinued operations	28,349,426	39,234

Cash Flows from Investing Activities:
Additions to property and equipment	-	(33,554)
Debt investment	482,553	(701,577)
Disposal of property and equipment	-	-
Payment for Short term Investment	-	949,662
Repayment of loan receivable	139,692	-
Disposal of a subsidiary, net of cash	-	-
Net Cash Provided by Investing Activities from Continuing Operations	622,245	214,531
Net Cash Used in Investing Activities from Discontinued Operations	-	-

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock, net of issurance costs	-	2,580,643
Proceeds from amounts due from related parties, net	(4,322)	(29,345)
Repayment of amounts due to related parties, net	(8,871)	(103,406)
Net Cash (Used in) Provided by Financing Activities	(13,193)	2,447,892
Net Cash Provided by Financing Activities-dis	-	-
Effect of Exchange Rate Changes on Cash	(210,586)	(107,612)

Net Increase (Decrease) in Cash and Restricted Cash	1,020,438	(8,200,428)
Cash and Restricted Cash at Beginning of Year	4,765,865	16,159,657
Cash and Restricted Cash at End of Year	5,786,303	7,959,229
Check	-	-
Less: Cash and cash equivalents from the discontinued operations, end of year	-	-
Cash and cash equivalents, from the continuing operations end of year	5,786,303	7,959,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CORPORATE INFORMATION

Future FinTech Group Inc. (the “Company”) is a holding company incorporated under the laws of the State of Florida. The Company historically engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production costs and tightened environmental laws in China, the Company had transformed its business from fruit juice manufacturing and distribution to financial technology related service businesses. The main business of the Company includes supply chain financing services and trading in China. The Company also expanded into brokerage and investment banking business in Hong Kong. The Company had a contractual arrangement with a VIE E-Commerce Tianjin in China, which has generated minimal revenue and business since 2021 due to the negative impact caused by COVID-19. The Company started the process to close it down in November 2023 and completed deregistration and dissolution of the VIE with local authority on March 7, 2024.

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

The reverse stock split would be reflected in the Company’s June 30, 2025 and December 31, 2024 statements of changes in stockholders’ equity, and in per share data for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2025 and the results of operations and cash flows for the periods ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2025. The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024 as included in the Company’s Annual Report on Form 10-K.

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

Segment Information Reclassification

The Company classified business segment into Trading Commission and Consulting service, Fast-Moving Consumer Goods (FMCG), and Supply Chain Financing and Trading.

Uses of Estimates in the Preparation of Financial Statements

The Company’s condensed consolidated financial statements have been prepared in accordance with US GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but not limited to, the expected credit losses for receivables, estimated useful life and residual value of property, plant and equipment, impairment of long-lived assets, provision for staff benefit, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to the Company’s condensed consolidated financial statements.

Going Concern

The Company’s financial statements are prepared assuming that the Company will continue as a going concern.

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. The Company’s operating losses amounted $29.09 million, and it had negative operating cash flows amounted $27.73 million as of June 30, 2025. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has raised funds through issuance of convertible notes and common stock.

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

The Company’s cash and cash equivalents and restricted cash and short-term investments are classified within level 1 of the fair value hierarchy because they are value using quoted market price.

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

For the six months ended June 30, 2025:

	Income	Share	Pre-share amount

Loss from continuing operations attributable to Future Fintech Group, Inc.	$(29,093,624)	2,832,375	$(10.27)
Income from discontinued operations attributable to Future Fintech Group, Inc.	26,372,056	2,832,375	9.31

Basic EPS:
Loss to common stockholders from continuing operations	(29,093,624)	2,832,375	(10.27)
Income available to common stockholders from discontinued operations	$26,372,056	2,832,375	$9.31

Dilutive EPS:

Warrants	-	4,211	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations attributable to Future Fintech Group, Inc.	(29,093,624)	2,836,586	$(10.27)
Diluted earnings per share is calculated by taking net income, divided by the diluted weighted average common shares outstanding from discontinued operations	26,372,056	2,836,586	9.30

For the six months ended June 30, 2024:

	Income	Share	Pre-share amount

Loss from continuing operations attributable to Future Fintech Group, Inc.	$(4,150,649)	1,992,633	$(2.08)
Loss from discontinued operations attributable to Future Fintech Group, Inc.	(937,532)	1,992,633	(0.47)

Basic EPS:
Loss to common stockholders from continuing operations	(4,150,649)	1,992,633	(2.08)
Loss available to common stockholders from discontinued operations	$(937,532)	1,992,633	$(0.47)

Dilutive EPS:

Warrants	-	4,211	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations attributable to Future Fintech Group, Inc.	(4,150,649)	1,996,844	(2.08)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinued operations	(937,532)	1,996,844	(0.47)

For the three months ended June 30, 2025:

	Income	Share	Pre-share amount

Income from continuing operations attributable to Future Fintech Group, Inc.	$1,851,780	3,046,639	$0.61
Income from discontinued operations attributable to Future Fintech Group, Inc.	-	3,046,639	-

Basic EPS:
Income to common stockholders from continuing operations	1,851,780	3,046,639	0.61
Income available to common stockholders from discontinued operations	$-	3,046,639	$-

Dilutive EPS:

Warrants	-	4,211	-
Diluted earnings per share is calculated by taking net income divided by the diluted weighted average common shares outstanding. Diluted net earnings per share equals basic net income per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations attributable to Future Fintech Group, Inc.	1,851,780	3,050,850	0.61
Diluted earnings per share is calculated by taking net income, divided by the diluted weighted average common shares outstanding from discontinued operations	-	3,050,850	-

For the three months ended June 30, 2024:

	Income	Share	Pre-share amount

Loss from continuing operations attributable to Future Fintech Group, Inc.	$(809,159)	1,998,541	$(0.40)
Loss from discontinued operations attributable to Future Fintech Group, Inc.	(951,814)	1,998,541	(0.48)

Basic EPS:
Loss available to common stockholders from continuing operations	$(809,159)	1,998,541	$(0.40)
Loss available to common stockholders from discontinued operations	$(951,814)	1,998,541	(0.48)

Dilutive EPS:

Warrants	-	4,211	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive	$(809,159)	2,002,752	$(0.40)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	(951,814)	2,002,752	(0.48)

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

Cash that is restricted as to withdrawal for use or pledged as security is reported separately on the face of the unaudited condensed consolidated balance sheets, and is not included in the total cash and cash equivalents in the unaudited condensed consolidated statements of cash flows.

Receivable and Credit Losses

Accounts receivable are recognized and carried at the original invoice amounts less an allowance for any uncollectible amount. The Company has a policy of reserving for uncollectible accounts based on the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company performs ongoing credit evaluations of the Company’s customers and maintain an allowance for potential bad debts if required.

Other receivables, and loan receivables are recognized and carried at the initial amount when occurred less an allowance for credit losses. The Company has a policy of reserving for uncollectible accounts based on the Company’s best estimate of the amount of probable impairment losses in the Company’s existing receivable.

Allowances for credit losses are maintained for expected credit losses resulting from the Company’s customers’ inability to make required payments. The allowances are based on the Company’s regular assessment of various factors, including the credit-worthiness and financial condition of specific customers, historical experience with bad debts and customer deductions, receivables aging, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. The Company maintains an allowance for credit losses in accordance with ASC Topic 326, Credit Losses (“ASC 326”) and records the allowance for credit losses as an offset to accounts receivable and contract assets, and the estimated credit losses charged to the allowance is classified as “Bad debt expense” in the unaudited condensed consolidated statements of comprehensive income (loss). The Company determines whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, The Company uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. The Company may also record a general allowance as necessary.

Direct write-offs are taken in the period when the Company has exhausted the Company’s efforts to collect overdue and unpaid receivable or otherwise evaluate other circumstances that indicate that the Company should abandon such efforts.

The Company has assessed its accounts receivable including credit term and corresponding all its accounts receivables as of June 30, 2025. Bad debt expense was $28,762,566 and $443,094 during the six months ended June 30, 2025 and 2024, respectively. Accounts receivables of $1.33 million and $1.15 million have been outstanding for over 90 days as of June 30, 2025 and December 31, 2024, respectively.

Revenue Recognition

The Company applies the five steps defined under ASC 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company assesses its revenue arrangements against specific criteria in order to determine if it is acting as principal or agent. Revenue arrangements with multiple performance obligations are divided into separate distinct goods or services. The Company allocates the transaction price to each performance obligation based on the relative standalone selling price of the goods or services provided. Revenue is recognized upon the transfer of control of promised goods or services to a customer. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers.

The Company does not make any significant judgment in evaluating when control is transferred. Revenue is recorded net of value-added tax.

Revenue recognitions are as follows:

Sales of coals, aluminum ingots, sand and steel

The Company recognizes revenue when the receipt of merchandise is confirmed by the customers, which is the point that the title of the goods is transferred to the customer. Revenue was $1,341 and $506,438 during the six months ended June 30, 2025 and 2024, respectively.

Sales of fast-moving consumer goods

The Company operates an e-commerce platform specializing in fast-moving consumer. For sales transacted through the Company’s online stores in mainland China, the standard return policy permits customers to return eligible products within seven days of purchase. Historically, customer returns were immaterial.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and any impairment losses. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are expensed as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Depreciation related to property, plant and equipment used in production is reported in cost of sales, and includes amortized amounts related to capital leases. The Company estimated that the residual value of the Company’s property and equipment ranges from 3% to 5%. Property, plant and equipment are depreciated over their estimated useful lives as follows:

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

The exchange rate the Company used to convert RMB to USD was 7.16:1 and 7.19:1 at the balance sheet dates of June 30, 2025 and December 31, 2024, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates the Company used to convert RMB to USD were 7.18:1 and 7.11:1 for six months ended June 30, 2025 and 2024, respectively.

The exchange rate the Company used to convert HKD to USD was 7.85:1 and 7.76:1 at the balance sheet dates of June 30, 2025 and December 31, 2024. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates the Company used to convert HKD to USD were 7.79:1 and 7.82:1 for six months ended June 30, 2025 and 2024, respectively.

Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Government subsidies

Government subsidies primarily consist of financial subsidies received from provincial and local governments for operating a business in their jurisdictions and compliance with specific policies promoted by the local governments. For certain government subsidies, there are no defined rules and regulations to govern the criteria necessary for companies to receive such benefits, and the amount of financial subsidy is determined at the discretion of the relevant government authorities. The government subsidies of operating nature with no further conditions to be met are recorded of operating expenses in “Other income” in the unaudited condensed consolidated statements of operations and comprehensive income (loss) when received.

The amendments in this update require disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about (1) the types of transactions, (2) the accounting for the transactions, and (3) the effect of the transactions on an entity’s financial statements.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

Short-term investments

Short-term investments consist primarily of investments in fixed deposits with original maturities between three months and one year and certain investments in wealth management products and other investments that the Company has the intention to redeem within one year. Fair valued or carried at amortized costs. As of June 30, 2025 and December 31, 2024, the short-term investments amounted to $1,397 and $1,391, respectively.

Long-term investments

Long-term investments consist primarily of investments in debt investment with original maturities between three years and more. Fair valued or carried at amortized costs. As of June 30, 2025 and December 31, 2024, the long-term investments amounted to $1.05 million and $1.53 million, respectively. Due to the Company has received repayment $0.48 million (RMB3.5 million) debt investment, the Company did not recognize an impairment.

Lease

The Company adopted ASU No. 2016-02, Leases (Topic 842), or ASC 842, from January 1, 2020. The Company determines if an arrangement is a lease or contains a lease at lease inception. For operating leases, the Company recognizes a right-of-use (“ROU”) asset and a lease liability based on the present value of the lease payments over the lease term on the unaudited condensed consolidated balance sheets at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company estimates the incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The ROU assets also include any lease payments made, net of lease incentives. Lease expense is recorded on a straight-line basis over the lease term. the Company’s leases often include options to extend and lease terms include such extended terms when the Company is reasonably certain to exercise those options. Lease terms also include periods covered by options to terminate the leases when the Company is reasonably certain not to exercise those options.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This ASU requires additional quantitative and qualitative income tax disclosures to enable financial statements users better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company adopted this guidance effective July 1, 2025 and the Company is currently evaluating the impact of adopting this ASU on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying unaudited condensed consolidated financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable, net, consist of the following:

	June 30,	December 31,
	2025	2024

Supply Chain Financing/Trading	$1,212,646	$1,984,893
Trading Commission and Consulting service	423,834	104,069
Fast-Moving Consumer Goods	7,121	-
Total accounts receivable, net	$1,643,601	$2,088,962

The following table sets forth the Company’s concentration of accounts receivable, net of specific allowances for credit losses.

	June 30,	December 31,
	2025	2024

Debtor A	24.2%	34.6%
Debtor B	22.7%	19.0%
Debtor C	19.1%	17.8%
Total accounts receivable, net	66.0%	71.4%

4. OTHER RECEIVABLES

As of June 30, 2025, the balance of other receivables was $0.92 million deposit paid and prepayments to third parties.

As of December 31, 2024, the balance of other receivables was $1.49 million deposit paid and prepayments to third parties.

5. LOAN RECEIVABLES

As of June 30, 2025, the balance of loan receivables was $6.98 million, which were from third parties.

On July 14, 2022, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $7.00 million (RMB50 million) to the third party at the annual interest rate of 8% from July 15, 2022 to December 31, 2025, guarantee by Junde Chen. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment $4.87 million (RMB35 million). As of June 30, 2025, the balance of loan receivables was $2.09 million. The amount of $2.09 million (RMB15 million) will be repaid within 12 months.

On December 8, 2023, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $4.88 million (RMB35 million) to the third party at the annual interest rate of 5% from December 8, 2022 to December 8, 2025. As of June 30, 2025, the balance of loan receivables was $4.89 million.

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

6. ADVANCES TO SUPPLIERS AND OTHER CURRENT ASSETS

The amount of advances to suppliers and other current assets consisted of the followings:

	June 30,	December 31,
	2025	2024

Prepayments for Supply Chain Financing/Trading	$3,986,296	$4,351,414
Prepaid expenses	204,081	34,867
Others	746,584	557,547
Total	$4,936,961	$4,943,828

7. LEASES

The Company’s non-cancellable operating leases consist of leases for office space. The Company is the lessee under the terms of the operating leases. For the six months ended June 30, 2025, the operating lease cost was $0.09 million.

The Company’s operating leases have remaining lease terms of approximately 19 months. As of June 30, 2025, the weighted average remaining lease term and weighted average discount rate were 1.60 years and 4.88%, respectively.

Maturities of lease liabilities were as follows:

Operating
As of June 30,	Lease
From July 1, 2025 to June 30, 2026	$202,391
From July 1, 2026 to June 30, 2027	108,989
Total	$311,380
Less: amounts representing interest	$10,234
Present Value of future minimum lease payments	301,146
Less: Current obligations	193,562
Long term obligations	$107,584

The Company leases office space and equipment under various short-term operating leases. As permitted by ASC 842, the Company has elected the practical expedient for short-term leases, whereby lease assets and lease liabilities are not recognized on the balance sheet. Short term leases cost was nil for the six months ended June 30, 2025.

8. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2025	2024

Office equipment, fixtures and furniture	$50,823	$50,866
Vehicle	386,456	384,854
Building	62,598	62,339
Subtotal	499,877	498,059
Less: accumulated depreciation and amortization	(310,784)	(258,767)
Construction in progress	2,235,674	2,226,408
Impairment	(1,064)	(1,059)
Total	$2,423,703	$2,464,641

Depreciation expense included in general and administration expenses for the six months ended June 30, 2025 and 2024 was $50,971 and $60,300, respectively. Depreciation expense included in cost of sales for the six months ended June 30, 2025 and 2024 was $0 and $0, respectively.

9. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,	December 31,
	2025	2024

Trading rights of license plates	$127,392	$128,824
System and software	627,489	628,131
Subtotal	754,881	756,955
Less: accumulated depreciation and amortization	(252,008)	(224,133)
Total	$502,873	$532,822

Amortization expense included in general and administration expenses for the six months ended June 30, 2025 and 2024 was $28,518 and $28,518, respectively. Amortization expense included in cost of sales for the six months ended June 30, 2025 and 2024 was $0 and $0, respectively.

The estimated amortization is as follows:

As of June 30,	Estimated amortization expense
From July 1, 2025 to June 30, 2026	$57,035
From July 1, 2026 to June 30, 2027	57,035
From July 1, 2027 to June 30, 2028	57,035
From July 1, 2028 to June 30, 2029	57,035
From July 1, 2029 to June 30, 2030	57,035
Thereafter	90,306
Total	$375,481

Type 1 and Type 2 licenses by Hong Kong Securities and Futures Commission have no expiration date and do not require amortization, amount was $128,560 and $128,824.

10. ACCOUNT PAYABLES

The amount of account payables were consisted of the followings:

	June 30,	December 31,
	2025	2024

Trading Commission and Consulting service payment	$3,952,354	$1,872,298
Fast-Moving Consumer Goods payment	549,013	-
Supply Chain Financing/Trading payment	-	347,003
Total	$4,501,367	$2,219,301

11. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables consisted of the followings:

	June 30,	December 31,
	2025	2024

Legal fee and other professionals	$2,275,859	$64,488
Wages and employee reimbursement	583,785	228,722
Provision for legal case	-	8,625,308
Accruals	833,470	718,170
Total	$3,693,114	$9,636,688

In January 2021, FT Global Capital, Inc. (“FT Global”), a former placement agent of the Company filed a lawsuit against the Company in the Superior Court of Fulton County, Georgia. FT Global served the complaint upon the Company in January 2021. In the complaint, FT Global alleges claims, most of which attempt to hold the Company liable under legal theories that relate back to an alleged breach of an exclusive placement agent agreement between FT Global and the Company in July 2020 which had a term of three months. FT Global claims that the Company failed to compensate FT Global for securities purchase transactions between December 2020 and April 2021, pursuant to the terms of the expired exclusive placement agent agreement. On April 11, 2024, on which date the jury returned a verdict in favor of FT Global and the Court entered a judgment awarding FT Global $10,598,380. On June 17, 2025, the Company entered into a settlement and forbearance agreement with FT Global, pursuant to which the company is required to pay FT Global an aggregate amount of $4.0 million over an 18-month period. For the fiscal year ended December 31, 2024, and the six-month period ended June 30, 2025, the Company paid $1.97 million and $525,000, respectively, towards the accrued expenses and other payables.

12. CONVERTIBLE NOTES PAYABLE

The amount of convertible notes payable consisted of the followings:

	June 30,	December 31,
	2025	2024

Beginning	$553,086	$1,100,723
Addition	-	-
Interest expenses	13,650	77,363
Payment	-	-
Conversion	(140,658)	(625,000)
Balance	$426,078	$553,086

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

13. RELATED PARTY TRANSACTION

As of June 30, 2025, the amounts due from the related parties were consisted of the followings:

Name	Amount (US$)	Relationship	Note
Hu Li	20,000	Chief Executive Officer of the Company	Prepaid expenses, interest free and payment on demand.
Kai Li	3,772	Corporate legal representative of a subsidiary of the Company	Prepaid expenses, interest free and payment on demand.
Ting Ouyang	550	Chief Financial Officer of the Company	Prepaid expenses, interest free and payment on demand.
Total	$24,322

As of December 31, 2024, the amount due to the related parties was consisted of the followings:

Name	Amount	Relationship	Note
Ting Alina Oyang	8,871	Chief Financial Officer of the Company	Accrued expenses, interest free and payment on demand.
Total	$8,871

As of December 31, 2024, the amount due from the related parties was consisted of the followings:

Name	Amount	Relationship	Note
Hu Li	$20,000	Chief Executive Officer of the Company	Loan receivables*, interest free and payment on demand.
Total	$20,000

*	The related party transactions have been approved by the Company’s Audit Committee.

14. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. The applicable tax rate is 21% in 2025 and 2024. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the six months ended June 30, 2025 and 2024. For the six months ended June 30, 2025 and 2024, the Company had current income tax expenses of nil, respectively.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended June 30, 2025, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries.

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

Reconciliation of the differences between the statutory EIT rate applicable to profits of the consolidated entities and the income tax expenses of the Company:

	June 30, 2025	June 30, 2024

Loss before taxation	$(29,093,624)	$(4,150,649)
PRC statutory tax rate	25%	25%
Computed expected benefits	(7,273,406)	(1,037,662)
Others, primarily the differences in tax rates	(1,076,679)	(103,042)
Deferred tax assets losses not recognized	8,350,085	1,140,704
Total	$-	$-

15. SHARE BASED COMPENSATION

On March 10, 2025, the Compensation Committee of the Board of Directors of the Company granted 500,000 shares of common stock of the Company, par value $0.001, pursuant to the Company’s 2024 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries (the “Grantees”). As the closing price of the Company stock was $2.17 on March 10, 2025, the Company recorded an expense of $1.09 million in the first quarter of fiscal year 2025. As of March 10，2025, the Shares have been issued to the Grantees.

On October 4, 2024, the Compensation Committee of the Board of Directors of the Company granted 211,000 shares of common stock of the Company, par value $0.001, pursuant to the Company’s 2023 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries (the “Grantees”). As the closing price of the Company stock was $3.18 on October 9, 2023, the Company recorded an expense of $0.67 million in the third quarter of fiscal year 2024. As of October 9，2024, the Shares have been issued to the Grantees.

16. COMMON STOCK

Securities Purchase Agreement

On December 24, 2020, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company sold to the purchasers in a registered direct offering, an aggregate of 421,053 units, each consisting of one share of the Company’s common stock and a warrant to purchase 1 share of the Company’s Common Stock, at a purchase price of $19 per unit, for aggregate gross proceeds to the Company of $8,000,007, before deducting fees to the placement agent and other offering expenses payable by the Company. On December 29, 2020, the Company issued Units consisting of an aggregate of 421,053 shares of the Company’s Common Stock and warrants to purchase up to an aggregate of 421,053 shares of the Company’s Common Stock at an exercise price of $21.5 per share (the “Investors’ Warrants”). The Investors’ Warrants have a term of five years and are exercisable by the holder at any time after the date of issuance. In connection with the offering, the Company also issued placement agent a warrant to purchase 42,108 shares of the Company’s Common Stock (the “Placement Agent Warrant”) on substantially the same terms as the Investors’ Warrants, except that the Placement Agent Warrant has an exercise price of $23.75 per share and are not exercisable until June 24, 2021. As of December 31, 2024 and June 30, 2025, outstanding warrant has 42,108 shares of the Company’s Common Stock. Warrants after 1-for -10 reverse stock split in 2025 was 4,211 shares with an exercise price of $118.75/share.

	Underlying	Weighted Average Exercise	Weighted Average Term
	Shares	Price	(Years)
Options outstanding at December 31, 2024	4,211	$23.75	1.00
Granted	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Options outstanding at June 30, 2025	4,211	$23.75	1.00
Options exercisable at June 30, 2025	4,211	$23.75	1.00

On January 5, 2024, the Company entered into a securities purchase agreement with certain purchasers , pursuant to which the Company sold to the purchasers in a private placement, an aggregate of 215,054 share of its common stock, par value $0.001 per share at a purchase price of $12 per share, for aggregate net proceeds to the Company of $258,064. On January 18, 2024, the Company issued 215,054 shares of common stock pursuant to this Agreement.

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

On March 27, 2025, the Company effected a 1-for-10 reverse stock split of the Company’s issued shares and its authorized shares of common stock from 60,000,000 shares to 6,000,000 shares.The share numbers and prices are post-reverse stock split effected on April 1, 2025.

17. STATUTORY RESERVES AND RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiaries incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiaries incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless the reserve has reached 50% of their respective registered capital. Furthermore, registered share capital and capital reserve accounts are also restricted from distribution. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiaries incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends. The restriction amounted to $23.98 million (RMB176,096,482) as of June 30, 2025. Except for the above or disclosed elsewhere, there is no other restriction on the use of proceeds generated by the Company’s subsidiaries to satisfy any obligations of the Company.

18. DISCONTINUED OPERATIONS

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

Loss from discontinued operations for the six months ended June 30, 2025 and 2024 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
REVENUES	$-	$3,933,899	$-	$8,377,677
COST OF SALES	-	2,597,596	-	5,365,196
GROSS PROFIT	-	1,336,303	-	3,012,481

OPERATING EXPENSES:
General and administrative	-	1,963,481	-	4,194,238
Research and development expenses	-	1,729	-	2,374
Selling expenses	-	284	-	284
Bad debt provision		40,911		116,266
Total	-	2,006,405	-	4,313,162

OTHER INCOME (EXPENSE)
Interest income	-	15,273	-	29,207
Interest expense	-	-	-	(716)
Other expense	-	(335,018)	-	(345,933)
Total	-	(319,745)	-	(316,742)
Loss from discontinued operations before income tax	-	(989,847)	-	(1,617,423)
Income tax provision	-	-	-	-
Loss from discontinued operation before noncontrolling interest	$-	$-	$-	$-
Gain on disposal of discontinued operations	-	-	28,238,122	645,437
Less: net income (loss) attributable to non-controlling interests	-	(38,033)	1,866,066	(34,454)
INCOME (LOSS) FROM DISCONTINUED OPERATION	$-	$(951,814)	$26,372,056	$(937,532)

The major components of assets and liabilities related to discontinued operations are summarized below:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$-	$76,876
Other receivables	-	200,269
Advances to suppliers and other current assets	-	30,449
Property, plant and equipment, net	-	134,553
Right of use assets - operation lease	-	154,810
Total assets related to discontinued operations	$-	$596,957

Accrued expenses and other payables	$-	$301,807
Amount due to related Party	-	29,036
Lease liability - operation lease	-	154,810
Total liabilities related to discontinued operations	$-	$485,653

19. SEGMENT REPORTING

In its operation of the business, management, including the Company’s chief operating decision maker, who is the Company’s Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with GAAP. The Company operates in three segments starting in fiscal 2021: “supply chain financing service and trading business” and “others”. As described in Note 17. DISCONTINUED OPERATIONS, certain subsidiaries were sold, dissolved or deregistered, resulting in material changes to the Company’s business operations. Consequently, the Company has reorganized its operations into the following three reportable segments: (1) Fast-Moving Consumer Goods (FMCG), (2) Trading Commission and Consulting service and (3) supply chain financing service and trading business.

The Company began to provide supply chain financing services during the second quarter of 2021. The Company began to provide sand and steel supply chain financing services during the first quarter of 2023. The Company began to provide brokerage services in October 2023. During the first quarter of fiscal year 2025, the Company commenced operations in the Fast-Moving Consumer Goods (FMCG) sector.

Some of the Company’s operation might not individually meet the quantitative thresholds for determining reportable segments and the Company determines the reportable segments based on the discrete financial information provided to the chief operating decision maker. The chief operating decision maker evaluates the results of each segment in assessing performance and allocating resources among the segments. Since there is an overlap of services and products between different subsidiaries of the Company, the Company does not allocate operating expenses and assets based on the product segments. Therefore, operating expenses and asset information by segment are not presented. Segment profit represents the gross profit of each reportable segment.

Three months ended June 30, 2025

	Fast-Moving Consumer Goods	Trading Commission and Consulting service	Supply Chain Financing/ Trading	Total
Reportable segment revenue	$387,684	$217,598	$-	$605,282
Inter-segment loss	-	-	-	-
Revenue from external customers	387,684	217,598	-	605,282
Segment gross profit	$10,327	$176,445	$-	$186,772

Three months ended June 30, 2024

	Fast-Moving Consumer Goods	Trading Commission and Consulting service	Supply Chain Financing/ Trading	Total
Reportable segment revenue	$-	$204,315	$64,674	$268,989
Inter-segment loss	-	-	-	-
Revenue from external customers	-	204,315	64,674	268,989
Segment gross profit	$-	$195,792	$62,029	$257,821

Six months ended June 30, 2025

	Fast-Moving Consumer Goods	Trading Commission and Consulting service	Supply Chain Financing/ Trading	Total
Reportable segment revenue	$864,135	$292,783	$1,341	$1,158,259
Inter-segment loss	-	-	-	-
Revenue from external customers	864,135	292,783	1,341	1,158,259
Segment gross profit	$19,185	$244,864	$1,341	$265,390

Six months ended June 30, 2024

	Fast-Moving Consumer Goods	Trading Commission and Consulting service	Supply Chain Financing/ Trading	Total
Reportable segment revenue	$-	$441,740	$506,438	$948,178
Inter-segment loss	-	-	-	-
Revenue from external customers	-	441,740	506,438	948,178
Segment gross profit	$-	$426,813	$106,102	$532,915

Income (loss) before Income Tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Supply Chain Financing/Trading	$319	$(184,097)	$(52)	$22,219
Fast-Moving Consumer Goods	98,358	-	(33,307)	-
Trading Commission and Consulting service	326,381	821,259	1,364,054	1,465,221
Corporate and Unallocated	(2,090,066)	429,818	28,028,319	3,196,224
Total operating expenses and other expenses	(1,665,008)	1,066,980	29,359,014	4,683,564
Income (loss) before income tax	$1,851,780	$(809,159)	$(29,093,624)	$(4,150,649)

Segment assets:

	June 30, 2025	December 31, 2024
Supply Chain Financing/Trading	$1,898,231	$5,717,949
Fast-Moving Consumer Goods	98,949	-
Trading Commission and Consulting service	7,274,264	5,066,369
Corporate and Unallocated	15,303,615	14,521,663
Assets related to discontinued operation	-	596,957
Total assets	$24,575,059	$25,902,938

20. DEBT RESTRUCTURING

During the six months ended June 30, 2025, the Company entered into troubled debt restructurings with FT Global (“the Creditor”) due to financial difficulties. On June 17, 2025, the Company entered into a settlement and forbearance agreement (“the Agreement”) with FT Global. Pursuant to the Agreement, the company was required to pay an aggregate settlement amount of $4.0 million and issue a total of 1,700,000 shares of common stock, among which, (i) $0.5 million was paid no later than June 20, 2025, (ii) $1.0 million, $1.3 million and $1.2 million shall be paid within six months, twelve months and eighteen months after signing of the Agreement, respectively, (iii) 60,000 shares and 340,000 shares of common stock were issued on June 30, 2025 and July 2, 2025, respectively, and (iv) 650,000 shares and 650,000 shares of common stock shall be issued no earlier than six months and twelve months following the agreement’s effective date, respectively.

The Company derecognized the amount previously due to FT Global, and recognized the present value of total settlement amount including the above-mentioned cash payments and common stocks in paid in capital and other payable on the unaudited condensed consolidated balance sheets. Upon the debt restructurings, the Company recognized a gain of $3.07 million which was recorded as gain on debt restructuring on the unaudited condensed consolidated statement of operations and comprehensive income (loss).

21. COMMITMENTS AND CONTINGENCIES

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

On June 17, 2025, the Company entered into a settlement and forbearance agreement with FT Global. (See Note 20. DEBT RESTRURING)

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

22. RISKS AND UNCERTAINTIES

PRC Regulations

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing the Company’s business and the enforcement and performance of the Company’s arrangements with customers in certain circumstances. The Company is considered foreign persons or foreign funded enterprises under PRC laws and, as a result, the Company is required to comply with PRC laws and regulations related to foreign persons and foreign funded enterprises. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. The Company cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on the Company’s business.

Customer concentration risk

For the six months ended June 30, 2025, no customer accounted for more than 10% of the Company’s total revenue. For the six months ended June 30, 2024, one customer accounted for 53.37% of the Company’s total revenues.

Vendor concentration risk

For the six months ended June 30, 2025, two vendors accounted for 89.21% and 10.79% of the Company’s total purchases. For the six months ended June 30, 2024, one vendor accounted for 97.38% of the Company’s total purchases.

23. SUBSEQUENT EVENTS

On July 24, 2025, the Company entered into a Securities Purchase Agreement (the “Equity SPA”) with seven non-U.S. investors (collectively, the “Purchasers”). The Equity SPA contemplates the sale, in one or more closings, of up to 15,000,000 shares of our common stock at a cash purchase price of $2.00 per share, for gross proceeds of up to $30,000,000. The shares will be issued in reliance on Regulation S and will bear the customary restrictive legend.

The initial closing is capped at no more than 19.9% of the Company’s outstanding Common Stock as of the closing date (the “19.9% Limit”). Any Shares subject to the 19.9% Limit will not be outstanding on the Record Date for this Special Meeting and, therefore, will not vote on this Proposal. Following shareholder approval of this Proposal (if obtained), any remaining Shares may be issued in one or more subsequent closings, expected to occur within three business days after the Special Meeting. Net proceeds will be used for working capital, strategic investments and other general corporate purposes.

On July 28, 2025, the Company entered into a securities purchase agreement (the “Agreement”) with certain purchasers (the “Investors’), pursuant to which the Company shall issue and sell to the Investors an aggregate amount of up to $10,000,000, representing the Company’s common stock. On the closing date, investors shall pay the Purchase Price to Company via wire transfer of immediately available funds against delivery of Pre-Paid Purchase #1 in the original principal amount of $884,000.00. In addition, the Company agrees to pay $20,000.00 to Investor to cover Investor’s legal fees, accounting costs, due diligence, monitoring, and other transaction costs incurred in connection with the purchase and sale of the Securities. As of the date of this report, the Company has received proceeds of approximately $800,000 from the Investors pursuant to the Agreement.

The complete closing of the above-referenced transactions is each subject to the approval of the Company’s shareholders. A special shareholders meeting is scheduled to be held on September 2, 2025 to consider these transactions and to amend the Company’s articles of incorporation to increase the authorized shares of the Company’s common stock from 6,000,000 to 600,000,000 shares. See more details of the special shareholders meeting to be held on September 2, 2025 in the Definitive Schedule 14A filed with the SEC on August 8, 2025.

The Company has evaluated subsequent events through the date of the issuance of the unaudited condensed consolidated financial statements and did not identify any subsequent events except those disclosed above that would have required adjustment or disclosure in the financial statements.

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

Overview of Our Business

Future FinTech Group Inc. is a Florida holding company with no material operations of its own. We conduct substantially all of our business through subsidiaries, and this structure involves unique risks for investors. We are not a Chinese operating company, although we have had significant operations in China and Hong Kong.

Historically, our business focused on fruit juice manufacturing and distribution in China. Due to rising production costs and stricter environmental laws, we shifted our operations toward supply chain financing and trading in China, asset management in Hong Kong, cross-border money transfer services in the United Kingdom, brokerage and investment banking in Hong Kong, and cryptocurrency mining in the United States. Most of these activities have since been reduced or exited.

Recent strategic changes include:

●	Exit from Variable Interest Entity (VIE) operations in China – Our VIE, E-Commerce Tianjin, generated minimal revenue since 2021 and was deregistered on March 7, 2024.

●	Disposal of Hong Kong asset management operations – In November 2024, we sold our remaining 42.86% interest in Nice Talent Asset Management Limited for approximately $300,000 and ceased asset management activities in Hong Kong.

●	Sale of cryptocurrency mining operations – On December 9, 2024, we sold FTFT SuperComputing Inc., including the assumption of approximately $973,000 in liabilities and $1.0 million applied toward a litigation judgment.

●	Disposition of multiple subsidiaries – On December 18, 2024, we sold Future Fintech Digital Capital Management LLC, FTFT UK Limited, DigiPay FinTech Limited, GlobalKey SharedMall Limited, Future Fintech Labs Inc., and Future Fintech Digital Number One GP, LLC through a court-ordered auction for $25,000.

●	Closure of Paraguay cryptocurrency venture – FTFT Paraguay S.A., acquired in 2022, was dissolved in December 2023 after we were unable to develop planned operations.

As of June 30, 2025, our principal business operations consist of: sale of fast-moving consumer goods; commission-based trading and consulting services; and supply chain financing and trading.

We currently have one directly controlled subsidiary, Future FinTech (Hong Kong) Limited.

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

Results of Operations

Comparison of Three Months ended June 30, 2025 and 2024:

Revenue

The following table sets forth the breakdown of our revenues for the three months ended June 30, 2025 and 2024, respectively:

	Three months ended June 30,
	2025	2024	Change
	Amount	Amount	Amount	%
Fast-Moving Consumer Goods (FMCG)	$387,684	$-	$387,684	100.00%
Trading Commission and Consulting service	217,598	204,315	13,283	6.50%
Supply Chain Financing/Trading	-	64,674	(64,674)	(100.00)%
Total revenue	$605,282	$268,989	$336,293	125.02%

For the three months ended June 30, 2025 and 2024, revenue from sales of FMCG was $387,684 and nil, respectively, representing an increase of $387,684, or 100.00%. The increase was primarily attributable to the Company’s strategic expansion into the FMCG sector in September 2024, which significantly contributed to our revenue growth during the three months ended June 30, 2025.

For the three months ended June 30, 2025 and 2024, revenue from trading commission and consulting service was $217,598 and $204,315, respectively, representing an increase of $13,283, or 6.50%. The increase was mainly attributable to higher trading volume in U.S. equity markets and the completion of a secondary offering during the three months ended June 30, 2025.

For the three months ended June 30, 2025 and 2024, revenue from supply chain financing/trading was nil and $64,674, respectively, representing a decrease of $64,674, or 100.00%. The decrease was due to our management’s decision to temporarily suspend these operations resulting from lower coal prices and reduced market demand in China during the three months ended June 30, 2025.

Gross Profit

The following table sets forth the breakdown of the gross profit for the three months ended June 30, 2025 and 2024, respectively:

	Three months ended June 30,				Variance
	2025	%	2024	%	Amount	%
Fast-Moving Consumer Goods (FMCG)	$10,327	5.53%	$-	-	$10,327	100.00%
Trading Commission and Consulting service	176,445	94.47%	195,792	75.94%	(19,347)	(9.88)%
Supply Chain Financing/Trading	-	-	62,029	24.06%	(62,029)	(100.00)%
Total gross profit	$186,772	100.00%	$257,821	100.00%	$(71,049)	(27.56)%

Overall gross profit decreased by $0.07 million, or 27.56%, to $0.19 million for the three months ended June 30, 2025 from $0.26 million for the same period last year. The decrease was primarily due to the decrease in gross profit from supply chain financing/trading which was in line with the decrease in revenue for this business segment during the three months ended June 30, 2025. Overall gross margin as a percentage of revenue was 30.86% for the three months ended June 30, 2025, representing a decrease of 64.99% from 95.85% for the same period last year, mainly due to the decrease in gross margin for debt recovery consulting service fee as well as U.S. dollar bond service. Additionally, the decrease in gross margin was due to the lower gross margin from FMCG, which accounted for a majority portion of total revenue during the three months ended June 30, 2025.

Operating Expenses

The following table sets forth the breakdown of our operating expenses and operating expenses as a percentage of revenue for the three months ended June 30, 2025 and 2024, respectively: (in thousands)

	Three months ended June 30,
	2025		2024
	Amount	% of revenue	Amount	% of revenue
General and administrative expenses	$854	141.07%	$1,424	423.41%
Selling expenses	249	41.15%	151	45.06%
Bad debt provision (recovery)	393	69.94%	(276)	(82.04)%
Total operating expenses	$1,496	247.16%	$1,299	386.42%

For the three months ended June 30, 2025, our general and administrative expenses were $0.85 million, representing a decrease of $0.57 million, or 40.03%, as compared to the same period last year. The decrease was mainly due to decreased professional service fees during the three months ended June 30, 2025.

For the three months ended June 30, 2025, our selling expenses were $0.25 million, representing an increase of $0.10 million, or 64.37%, as compared to the same period last year. The increase was mainly due to increased traveling costs and sales team performance incentives.

For the three months ended June 30, 2025, our bad debt provision was $0.39 million, representing an increase of $0.67 million, or 242.47%, as compared to the same period last year. The increase was primarily due to the management’s efforts in collection of long overdue receivables from our customers, causing net recovery of credit losses during the three months ended June 30, 2024.

Other Income, Net

For the three months ended June 30, 2025, our net other income was $3.16 million, representing an increase of $2.93 million, or 1,259.48%, as compared to the same period last year. The increase was primarily due to the gain of $3.1 million on debt restructuring during the three months ended June 30, 2025 as we entered into a settlement and forbearance agreement with FT Global.

Income Tax

Income tax provision was nil for the three months ended June 30, 2025, and 2024.

Net income (loss) from continuing operation

For the three months ended June 30, 2025, our net income from continuing operation were $1.85 million, representing an increase of $2.66 million, or 328.85%, as compared to the same period last year. The increase was primarily due to the increase in net other income, as discussed above.

Comparison of Six Months ended June 30, 2025 and 2024:

Revenue

The following table sets forth the breakdown of our revenues for the six months ended June 30, 2025 and 2024, respectively:

	Six months ended June 30,
	2025	2024	Change
	Amount	Amount	Amount	%
Fast-Moving Consumer Goods (FMCG)	$864,135	$-	$864,135	100.00%
Trading Commission and Consulting service	292,783	441,740	(148,957)	(33.72)%
Supply Chain Financing/Trading	1,341	506,438	(505,097)	(99.74)%
Total revenue	$1,158,259	$948,178	$210,081	22.16%

For the six months ended June 30, 2025 and 2024, revenue from sales of FMCG was $864,135 and nil, respectively, representing an increase of $864,135, or 100.00%. The increase was primarily attributable to the Company’s strategic expansion into the FMCG sector in September 2024, which significantly contributed to revenue growth during the six months ended June 30,2025.

For the six months ended June 30, 2025 and 2024, revenue from trading commission and consulting service was $292,783 and $441,740, respectively, representing a decrease of $148,957, or 33.72%. The decrease was mainly due to lower revenue from both U.S. dollar bond trading service and consulting service during the six months ended June 30, 2025.

For the six months ended June 30, 2025 and 2024, revenue from supply chain financing/trading was $1,341 and $506,438, respectively, representing a decrease of $505,097, or 99.74%. The decrease was due to our management’s decision to temporarily suspend these operations resulting from lower coal prices and reduced market demand in China during the six months ended June 30, 2025.

Gross Profit

The following table sets forth the breakdown of the gross profit for the six months ended June 30, 2025 and 2024, respectively:

	Six months ended June 30,				Variance
	2025	%	2024	%	Amount	%
Fast-Moving Consumer Goods (FMCG)	$19,185	7.23%	$-	-	$19,185	100.00%
Trading Commission and Consulting service	244,864	92.27%	426,813	80.09%	(181,949)	(42.63)%
Supply Chain Financing/Trading	1,341	0.50%	106,102	19.91%	(104,761)	(98.74)%
Total Amount	$265,390	100.00%	$532,915	100.00%	$(267,525)	(50.20)%

Overall gross profit decreased by $0.27 million, or 50.20%, to $0.27 million for the six months ended June 30, 2025 from $0.53 million for the same period last year. The decrease was primarily due to the decrease in gross profit from trading commission and consulting service and supply chain financing/trading which were in line with the decrease in revenue for these two business segments during the six months ended June 30, 2025. Overall gross margin as a percentage of revenue was 22.91% for the six months ended June 30, 2025, representing a decrease of 33.29% from 56.20% for the same period last year, mainly due to the decrease in gross margin for debt recovery consulting service fee as well as U.S. dollar bond service. Additionally, the decrease in gross margin was due to the lower gross margin from FMCG, which accounted for a majority portion of total revenue during the six months ended June 30, 2025.

Operating Expenses

The following table sets forth the breakdown of our operating expenses and operating expenses as a percentage of revenue for the six months ended June 30, 2025 and 2024, respectively: (in thousands)

	Six months ended June 30,
	2025		2024
	Amount	% of revenue	Amount	% of revenue
General and administrative expense	$2,433	210.06%	$2,615	275.75%
Stock compensation expense	1,085	93.68%	-	-
Selling expenses	441	38.05%	418	44.11%
Bad debt provision	28,762	2,483.26%	443	46.73%
Total operating expenses	$32,721	2,825.04%	$3,476	366.59%

For the six months ended June 30, 2025, our general and administrative expenses were $2.43 million, representing a decrease of $0.18 million, or 6.94%, as compared to the same period last year. The decrease was mainly due to the decreased professional service fees and traveling fees during the six months ended June 30, 2025.

For the six months ended June 30, 2025, our stock compensation expense was $1.09 million, representing an increase of $1.09 million, as compared to the same period last year. On March 10, 2025, the Compensation Committee of the Board of Directors of the Company granted 500,000 shares of common stock of the Company (“Shares”), par value $0.001, pursuant to the Company’s 2024 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries. As the closing price of the Company stock was $2.17 on March 10, 2025, the Company recorded an expense of $1.09 million in the first quarter of fiscal year 2025. The Shares were issued to the Grantees on March 10, 2025. The stock price and share numbers have been adjusted based on the one for ten reverse splits effected on April 1, 2025.

For the six months ended June 30, 2025, our selling expenses were $0.44million, representing an increase of $0.02 million, or 5.37%, as compared to the same period last year.

For the six months ended June 30, 2025, our bad debt provision was $28.76 million, representing an increase of $28.32 million, or 6,391.30%, as compared to the same period last year. The increase was primarily due to provision for bad debts on related party receivables in connection with the disposal of a subsidiary during the six months ended June 30, 2025.

Other Income (Expense), Net

For the six months ended June 30, 2025, our net other income was $3.36 million, representing an increase of $4.57 million, or 378.41%, as compared to the same period last year. The increase was primarily due to the gain on debt restructuring during the six months ended June 30, 2025. On June 17, 2025, we entered into a settlement and forbearance agreement (“the Agreement”) with FT Global. Pursuant to the Agreement, we were required to pay an aggregate settlement amount of $2.0 million and issue a total of 1,700,000 shares of common stock. Upon the debt restructurings, we recognized a gain of $3.07 million which was recorded as gain on debt restructuring on the unaudited condensed consolidated statement of operations and comprehensive income (loss). The increase in net other income was also attributable to higher legal case fee of litigation with FT Global during the six months ended June 30, 2024.

Income Tax

Income tax provision was nil for the six months ended June 30, 2025, and June 30, 2024.

Net loss from continuing operation

For the six months ended June 30, 2025, our net loss from continuing operation were $29.09 million, representing an increase of $24.94 million, or 600.94%, as compared to the same period last year. The increase was primarily due to the increase in operating expenses, as discussed above.

Gain on disposal of discontinued operations

Gain on disposal of discontinued operation was $28.24 million for the six months ended June 30, 2025, which was related to the transfer of FTFT UK LIMITED, FTFT Finance UK Limited, Future Fintech Digital Number One US, LP, Future Fintech Digital Number One Offshore, LLC(Cayman), Future Fintech Digital Number One GP,LLC (USA), FTFT Digital Number One, Ltd.(Cayman), Future FinTech Labs Inc, Future Fintech Digital Capital, FTFT CAPITAL INVESTMENTS, DigiPay FinTech Limited, DCON DigiPay Limited-JPN and Global Key Shared Mall Ltd.

Earnings (loss) per Share

For the six months ended June 30, 2025, basic and diluted loss per share from continuing operations were both $10.27, as compared to loss per share of $2.08 per share (both basic and diluted) for the same period last year. For the six months ended June 30, 2025, basic and diluted earnings per share from discontinued operations was $9.31 and $9.30, respectively, as compared to loss per share of $0.47 per share (both basic and diluted) for the same period last year.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and restricted cash of $5.79 million, representing an increase of $1.02 million from $4.77 million as of December 31, 2024.

Our working capital has historically been generated from our operating cash flows, advances from our customers and loans from bank facilities. Our working capital was $11.47 million as of June 30, 2025, an increase of $3.87 million from working capital of $7.60 million as of December 31, 2024, mainly due to the decrease in current liabilities.

Net cash used in operating activities increased by $16.93 million to $27.73 million for the six months ended June 30, 2025 from $10.80 million for the same period last year. The increase in net cash used in operating activities was primarily due to the increase in net loss from continuing operation, the decrease in accrued expenses and other payables, as well as the decrease in other receivables. The increase was partially offset by the increase in bad debt provision, the increase in advances to suppliers and other current assets and the decrease in accounts payable.

Net cash provided by investing activities increased by $0.41 million to $0.62 million for the six months ended June 30, 2025 from $0.21 million for the same period last year. The increase was due to the increase in repayment for debt investment and loan receivables. The increase was partially offset by the decrease in repayment for short term investment.

Net cash used in financing activities for the six months ended June 30, 2025 was $0.01 million, representing a decrease of $2.46 million, as compared to net cash provided by financing activities of $2.45 million during the same period last year. The decrease in net cash provided by financing activities was mainly due to the decrease in proceeds from the issuance of common stock from a private placement, net of issuance costs.

Off-balance sheet arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal interim financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal case with FT Global Litigation

In January 2021, FT Global Capital, Inc., a former placement agent of the Company, filed a lawsuit against the Company in the Superior Court of Fulton County, Georgia, and served the complaint that same month. The Company has previously reported developments related to this matter in its filings with the Securities EC, including without limitation, its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, Form 10-K for the fiscal year ended December 31, 2022, Form 10-K for the fiscal year ended December 31, 2023, Form 10-K for the fiscal year ended December 31, 2024, Quarterly Report on Form 10-Q for the fiscal quarter ended on March 31, 2025.

On June 17, 2025, the Company entered into a Settlement and Forbearance Agreement with FT Global to resolve four federal court judgments totaling approximately $4.0 million in cash. In addition, the Company agreed to issue 340,000 shares of its common stock to FT Global and 60,000 shares to its legal counsel, and to issue rights entitling FT Global to receive up to 1.3 million additional shares of common stock, with 650,000 eligible no earlier than six months after signing (Series A Right) and 650,000 eligible no earlier than twelve months after signing (Series B Right). The Company has issued 400,000 shares of common stock in accordance with the foregoing. Under the agreement, FT Global agreed to suspend enforcement actions in exchange for a structured cash settlement and the issuance of shares.

The Company’s obligations include instalment payments over 18 months and the issuance of shares pursuant to a court order under Section 3(a)(10) of the Securities Act. The agreement also includes mutual releases and requires the Company to remain current in its SEC filings and maintain its listing on a national securities exchange. Additional details are included in the Company’s Current Report on Form 8-K filed on June 20, 2025.

Shareholders Lawsuit (LaBelle and Janzen)

The LaBelle case is a putative securities class action filed in January 2024 and is pending in the District of New Jersey.  Denise LaBelle (“Plaintiff”) alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act by making materially false or misleading statements in the company’s public filings and disclosures relating to the former Chief Executive Officer of the Company Mr. Shanchun Huang and charges filed by the SEC against Mr. Shanchun Huang with manipulative trading in the stock of the Company using an offshore account shortly before he became the Company’s CEO in 2020 and failing to disclose his beneficial ownership.  Mr. Huang has denied the allegations of trading before he became CEO. Plaintiff claims that these alleged misstatements caused the Company’s stock to trade at artificially inflated prices, harming investors when the truth was revealed. The lead plaintiff and lead counsel were appointed in September 2024.  The Company was served in September 2024. On July 28, 2025, the Plaintiff filed an amended complaint, which the Company and other defendants intend to move to dismiss.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the six months ended June 30, 2025 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

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
Hu Li
Chief Executive Officer
(Principal Executive Officer)

August 19, 2025

By:	/s/ Ting Alina Oyang
Ting Alina Oyang
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 19, 2025