Form 10-Q
period 2025-09-30
Future FinTech Group Inc.
filed 2025-11-14
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Class	Outstanding on November 14, 2025
Common Stock, $0.001 par value per share	20,153,311

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE FINTECH GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024

CURRENT ASSETS
Cash and cash equivalents	6,891,224	4,765,865
Short - term investment	1,407	1,391
Accounts receivable, net	1,438,344	2,088,962
Other receivables, net	305,456	1,494,483
Investment Funds	30,119,485	-
Advances to suppliers and other current assets, net	4,507,302	4,943,828
Loan receivables	7,036,802	7,094,764
Amount Due from Related Parties	34,340	20,000
Assets related to discontinued operation-current	-	307,594
TOTAL CURRENT ASSETS	50,334,360	20,716,887

Property and equipment, net	2,415,425	2,464,641
Right of use assets - operation lease	252,421	368,982
Intangible assets, net	489,712	532,822
Debt investment	844,416	1,530,243
Assets related to discontinued operation-Non current	-	289,363
TOTAL ASSETS	54,336,334	25,902,938

LIABILITIES

CURRENT LIABILITIES
Accounts payable	3,575,451	2,219,301
Accrued expenses and other payables	2,772,229	9,636,688
Advances from customers	1,008,413	30,559
Convertible notes payables	1,676,341	553,086
Lease liability - current	186,689	179,207
Amounts due to related parties	575,314	8,871
Liability related to discontinued operation	-	485,653
TOTAL CURRENT LIABILITIES	9,794,437	13,113,365
		-
NON-CURRENT LIABILITIES
Other non-current liabilities	1,088,809	-
Lease liability-non-current	67,615	192,754
TOTAL NON-CURRENT LIABILITIES	1,156,424	192,754
TOTAL LIABILITIES	10,950,861	13,306,119

STOCKHOLDERS’ EQUITY

FUTURE FINTECH GROUP INC, Stockholders’ equity
Common stock, $0.001 par value; 600,000,000 shares authorized; 20,153,311 shares and 2,447,084 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively*	20,153	2,447
Additional paid-in capital	271,029,780	237,496,176
Statutory reserve	98,357	98,357
Accumulated deficits	(223,572,414)	(218,885,534)
Accumulated other comprehensive income (loss)	(4,190,403)	(4,248,561)
Total FUTURE FINTECH GROUP INC. stockholders’ equity	43,385,473	14,462,885
Non-controlling interests	-	(1,866,066)
TOTAL STOCKHOLDERS’ EQUITY	43,385,473	12,596,819
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	54,336,334	25,902,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	1,324,633	1,027,120	2,482,892	1,975,298
Cost of revenues-third party	1,202,296	404,263	2,095,165	819,526
Cost of revenues-related party	-	-	-	-
Gross profit	122,337	622,857	387,727	1,155,772

Operating Expenses
General and administrative expenses	1,324,770	1,580,568	3,757,862	4,195,166
Stock-based compensation	-	-	1,085,000	-
Selling expenses	240,805	103,794	681,483	522,000
Allowance for credit losses/doubtful accounts	654,222	3,386,630	29,416,788	3,829,724
Total operating expenses	2,219,797	5,070,992	34,941,133	8,546,890

Loss from operations	(2,097,460)	(4,448,135)	(34,553,406)	(7,391,118)

Other income (expenses)
Interest income	121,202	239,409	361,982	740,899
Interest expenses	(34,196)	(45,760)	(49,238)	(90,192)
Amortization of debt issuance costs	(2,925)	-	(2,925)	-
Gain on Debt Restructuring	-	-	3,071,827	-
Other income(expenses) net	48,067	37,724	112,824	(1,627,000)
Total other income (expenses)	132,148	231,373	3,494,470	(976,293)

Loss from Continuing Operations before Income Tax	(1,965,312)	(4,216,762)	(31,058,936)	(8,367,411)
Income tax provision	-	-		-
Deferred income tax	-	-		-
Loss from Continuing Operations	(1,965,312)	(4,216,762)	(31,058,936)	(8,367,411)

Discontinued Operations
Loss from discontinued operations	-	(714,779)	-	(2,332,202)
Gain (Loss) on disposal of discontinued operations	-	(844)	28,238,122	644,593
NET LOSS	(1,965,312)	(4,932,385)	(2,820,814)	(10,055,020)
Less: Net Income (Loss) attributable to non-controlling interests of discontinued operations	-	(53,666)	1,866,066	(88,120)
Less: Net Loss attributable to non-controlling interests of continued operations	-	-	-	-
Net loss attibutable to Future Fintech Group, Inc.	(1,965,312)	(4,878,719)	(4,686,880)	(9,966,900)

Other comprehensive income (loss)
Loss from continuing operations	(1,965,312)	(4,216,762)	(31,058,936)	(8,367,411)
Foreign currency translation - Continuing Operations	230,608	1,086,273	58,158	877,928
Comprehensive Loss - Continuing Operations	(1,734,704)	(3,130,489)	(31,000,778)	(7,489,483)

Income (loss) from discontinued operations	-	(715,623)	28,238,122	(1,687,609)
Foreign currency translation - Discontinued Operations	-	(344,937)	(179,909)	(297,484)
Comprehensive Income ( Loss) - Discontinued Operations	-	(1,060,560)	28,058,213	(1,985,093)

Comprehensive Loss	(1,734,704)	(4,191,049)	(2,942,565)	(9,474,576)
Comprehensive income (loss) attributable to non-controlling interests	-	-	-	-
Comprehensive income (loss) attributable to non-controlling interests of discontinue	-	(53,666)	1,866,066	(88,120)
COMPREHENSIVE LOSS ATTRIBUTABLE TO Future Fintech Group, Inc.	(1,734,704)	(4,137,383)	(4,808,631)	(9,386,456)

Earnings per share:
Basic earnings per share from continuing operation	(0.33)	(2.09)	(8.03)	(4.20)
Basic earnings per share from discontinued operation	0.00	(0.33)	6.82	(0.80)
	(0.33)	(2.42)	(1.21)	(5.00)
Diluted Earnings per share:
Diluted earnings per share from continuing operation	(0.33)	(2.09)	(8.03)	(4.20)
Diluted earnings per share from discontinued operation	0.00	(0.33)	6.81	(0.80)
	(0.33)	(2.42)	(1.22)	(5.00)
Weighted average number of shares outstanding
Basic	5,902,698	2,013,195	3,867,060	1,992,633
Diluted	5,906,909	2,017,406	3,871,271	1,996,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Future Fintech Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months ended September 30, 2024

			Additional			Accumulative other
	Common stock		paid-in	Statutory	Accumulated	comprehensive	Non-controlling
	Shares	Amount	capital	reserve	Deficits	income	interests	Total
Balance at June 30, 2024	1,998,541	1,998	236,487,477	98,357	(191,017,843)	(4,255,168)	(1,602,661)	39,712,160
Conversion of debt	76,212	76	224,924	-	-	-	-	225,000
Net loss from continuing operation	-	-	-	-	(4,216,762)	-	-	(4,216,762)
Net loss from discontinued operations	-	-	-	-	(661,113)	-	(53,666)	(714,779)
Disposition of discontinued operation	-	-	-	-	(844)	(344,937)	-	(345,781)
Foreign currency translation adjustment	-	-	-	-	-	1,086,273	-	1,086,273
Balance at September 30, 2024	2,074,753	2,074	236,712,401	98,357	(195,896,562)	(3,513,832)	(1,656,327)	35,746,111

Three Months ended September 30, 2025

			Additional			Accumulative other
	Common stock		paid-in	Statutory	Accumulated	comprehensive	Non-controlling
	Shares	Amount	capital	reserve	Deficits	income	interests	Total
Balance at June 30, 2025	3,110,770	3,111	240,474,334	98,357	(221,607,102)	(4,421,011)	-	14,547,689
Issuance of common stocks-cash	15,000,000	15,000	29,985,000	-	-	-	-	30,000,000
Issuance of common stocks-conversion of debt	257,541	257	572,231	-	-	-	-	572,488
Issuance of common stocks - Debt Restructuring	340,000	340	363,460	-	-	-	-	363,800
Pending Equity Settlement	-	-	(363,800)	-	-	-	-	(363,800)
Pre-delivery ordinary shares for conversion of convertible notes payables	1,445,000	1,445	(1,445)	-	-	-	-	-
Net loss from continuing operation	-	-	-	-	(1,965,312)	-	-	(1,965,312)
Foreign currency translation adjustment	-	-	-	-	-	230,608	-	230,608
Balance at September 30, 2025	20,153,311	20,153	271,029,780	98,357	(223,572,414)	(4,190,403)	-	43,385,473

Nine Months ended September 30, 2024

			Additional			Accumulative other
	Common stock		paid-in	Statutory	Accumulated	comprehensive	Non-controlling
	Shares	Amount	capital	reserve	Deficits	income	interests	Total
Balance at December 31, 2023	1,783,487	1,783	233,907,049	98,357	(185,929,662)	(4,094,276)	(1,568,207)	42,415,044
Net loss from continuing operation	-	-	-	-	(8,367,411)	-	-	(8,367,411)
Net loss from discontinued operations	-	-	-	-	(2,244,082)	-	(88,120)	(2,332,202)
Issuance of common stocks-cash	215,054	215	2,580,428	-	-	-	-	2,580,643
Conversion of debt	76,212	76	224,924	-	-	-	-	225,000
Disposition of discontinued operation	-	-	-	-	644,593	(297,484)	-	347,109
Foreign currency translation adjustment	-	-	-	-	-	877,928	-	877,928
Balance at September 30, 2024	2,074,753	2,074	236,712,401	98,357	(195,896,562)	(3,513,832)	(1,656,327)	35,746,111

Nine Months ended September 30, 2025

			Additional			Accumulative other
	Common stock		paid-in	Statutory	Accumulated	comprehensive	Non-controlling
	Shares	Amount	capital	reserve	Deficits	income	interests	Total
Balance at December 31, 2024	2,447,084	2,447	237,496,176	98,357	(218,885,534)	(4,248,561)	(1,866,066)	12,596,819
Issuance of common stocks-cash	15,000,000	15,000	29,985,000	-	-	-	-	30,000,000
Issuance of common stocks-conversion of debt	318,746	319	712,827	-	-	-	-	713,146
Issuance of common stocks - Debt Restructuring	400,000	400	427,600	-	-	-	-	428,000
Net loss from continuing operations	-	-	-	-	(31,058,936)	-	-	(31,058,936)
Effect to rounding fractional shares into whole shares upon reverse stock split	42,481	42	(42)	-	-	-	-	-
Share-based payments-omnibus equity plan	500,000	500	1,084,500	-	-	-	-	1,085,000
Pending Equity Settlement	-	-	1,325,164	-	-	-	-	1,325,164
Pre-delivery ordinary shares for conversion of convertible notes payables	1,445,000	1,445	(1,445)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	238,067	-	238,067
Disposition of discontinued operation	-	-	-	-	26,372,056	(179,909)	1,866,066	28,058,213
Balance at September 30, 2025	20,153,311	20,153	271,029,780	98,357	(223,572,414)	(4,190,403)	-	43,385,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	(2,820,814)	(10,055,020)
Net income (loss) from discontinued operation	28,238,122	(1,687,609)
Net loss from continuing operation	(31,058,936)	(8,367,411)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	77,292	60,300
Amortization of debt issuance costs	2,925	-
Amortization	42,776	42,776
Allowance for credit losses/doubtful accounts	29,416,788	3,829,724
Share-based payments	1,085,000	-
Gain on Debt Restructuring	(3,071,827)	-
Investment loss	-	9,337
Interest expenses related to convertible note	33,475	63,611
Changes in operating assets and liabilities:
Accounts receivable	594,785	2,735,534
Other receivable	(27,604,592)	(5,255,158)
Advances to suppliers and other current assets	(130,810)	(8,113,855)
Operating lease assets and liabilities	(1,096)	(6,789)
Accounts payable	1,356,150	(1,542,892)
Accrued expenses and other payables	(1,515,912)	879,454
Advances from customers	977,854	(249,636)
Other non-current liabilities	1,088,809	-
Net Cash Used in Operating Activities from Continuing Operations	(28,707,319)	(15,915,005)
Net Cash Provided by Operating Activities from Discontinued Operations	28,349,426	2,971,055

Cash Flows from Investing Activities:
Additions to property and equipment	-	(33,628)
Debt investment	697,916	(1,800,473)
Repayment of Short term Investment	-	949,662
Payment for loan receivable	-	(140,662)
Repayment of loan receivable	139,583	-
Reserve for business acquisition	(29,872,741)	-
Net Cash Used in Investing Activities from Continuing Operations	(29,035,242)	(1,025,101)
Net Cash Used in Investing Activities from Discontinued Operations	-	-

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock, net of issuance costs	30,000,000	2,580,643
Proceeds received from investors for convertible notes payable of pre-delivery ordinary shares	1,445	-
Proceeds from convertible notes payables	1,800,000	-
Payment made for amounts due from related parties, net	(14,340)	(67,957)
Proceeds from (Repayment of) amounts due to related parties, net	41,443	(103,406)
Net Cash Provided by Financing Activities from Continuing Operations	31,828,548	2,409,280
Net Cash Provided by Financing Activities from Discontinued Operations	-	-
Effect of Exchange Rate Changes on Cash	(310,054)	471,090

Net Increase (Decrease) in Cash and Restricted Cash	2,125,359	(11,088,681)
Cash and Restricted Cash at Beginning of Period	4,765,865	16,159,657
Cash and Restricted Cash at End of Period	6,891,224	5,070,976

Less: Cash and cash equivalents from the discontinued operations, end of Period	-	-
Cash and cash equivalents, from the continuing operations end of Period	6,891,224	5,070,976

SUPPLEMENTARY DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION
Issuance of common stocks for conversion of debts	319	76
Debt settlement by issuance of common stock	400	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CORPORATE INFORMATION

Future FinTech Group Inc. (the “Company”) is a holding company incorporated under the laws of the State of Florida. The Company has historically been engaged in the production and sale of fruit juice concentrates (including fruit purees and fruit juices), fruit beverages (including fruit juice beverages and fruit cider beverages) in the PRC. Due to drastically increased production costs and tightened environmental laws in China, the Company has transformed its business from fruit juice manufacturing and distribution to financial technology related service businesses. The main business of the Company includes supply chain financing services and trading in China. The Company also expanded into brokerage and investment banking business in Hong Kong. The Company had a contractual arrangement with a VIE E-Commerce Tianjin in China, which has generated minimal revenue and business since 2021 due to the negative impact caused by COVID-19. The Company started the process to close it down in November 2023 and completed deregistration and dissolution of the VIE with local authorities on March 7, 2024.

On March 27, 2025, Future FinTech Group Inc. (the “Company”) filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment, the Company has authorized and approved a 1-for-10 reverse stock split of the Company’s authorized shares of common stock from 60,000,000 shares to 6,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The common stock will continue to be $0.001 par value. The Company rounded up the fractional shares that resulted from the Reverse Stock Split and no fractional shares were issued in connection with the Reverse Stock Split and no cash or other consideration will be paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. No changes are being made to the number of preferred shares of the Company which remain as 10,000,000 preferred shares as authorized but not issued. The amendment to the Articles of Incorporation of the Company took effect at 1:00pm E.T. on April 1, 2025.

The reverse stock split would be reflected in the Company’s September 30, 2025 and December 31, 2024 statements of changes in stockholders’ equity, and in per share data for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2025 and the results of operations and cash flows for the periods ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2025. The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date.

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

On February 3, 2025, FTFT UK LIMITED, FTFT Finance UK Limited, Future Fintech Digital Number One US, LP, Future Fintech Digital Number One Offshore, LLC(Cayman), Future Fintech Digital Number One GP, LLC (USA), FTFT Digital Number One, Ltd.(Cayman), Future FinTech Labs Inc, Future Fintech Digital Capital, FTFT CAPITAL INVESTMENTS, DigiPay FinTech Limited, DCON DigiPay Limited-JPN and Global Key Shared Mall Ltd were disposed of for a consideration of US$25,000 after a court auction sale. The gain on disposal was $28.24 million.

Based on the disposal plan and in accordance with ASC 205-20, the Company presented the operating results from these operations as a discontinued operation.

Segment Information Reclassification

The Company classified business segments into Trading Commission and Consulting service, Fast-Moving Consumer Goods (FMCG), and Supply Chain Financing and Trading.

Uses of Estimates in the Preparation of Financial Statements

The Company’s condensed consolidated financial statements have been prepared in accordance with US GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but are not limited to, the expected credit losses for receivables, estimated useful life and residual value of property, plant and equipment, impairment of long-lived assets, provision for staff benefit, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to the Company’s condensed consolidated financial statements.

Going Concern

The Company’s financial statements are prepared assuming that the Company will continue as a going concern.

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. The Company’s operating losses from continuing operations amounted to $31.06 million, and it had negative operating cash flows from continuing operations of $28.71 million as of September 30, 2025. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has raised funds through issuance of convertible notes and common stock.

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

The Company’s cash and cash equivalents and restricted cash and short-term investments are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

For the nine months ended September 30, 2025:

	Income (Loss)	Share	Pre-share amount

Loss from continuing operations attributable to Future Fintech Group, Inc.	$(31,058,936)	3,867,060	$(8.03)
Income from discontinued operations attributable to Future Fintech Group, Inc.	$26,372,056	3,867,060	$6.82

Basic EPS:
Loss to common stockholders from continuing operations	$(31,058,936)	3,867,060	$(8.03)
Income available to common stockholders from discontinued operations	$26,372,056	3,867,060	$6.82

Diluted EPS:

Warrants	-	4,211	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations attributable to Future Fintech Group, Inc.	$(31,058,936)	3,871,271	$(8.03)
Diluted earnings per share is calculated by taking net income, divided by the diluted weighted average common shares outstanding from discontinued operations	$26,372,056	3,871,271	$6.81

For the nine months ended September 30, 2024:

	Loss	Share	Pre-share amount

Loss from continuing operations attributable to Future Fintech Group, Inc.	$(8,367,411)	1,992,633	$(4.20)
Loss from discontinued operations attributable to Future Fintech Group, Inc.	$(1,599,489)	1,992,633	$(0.80)

Basic EPS:
Loss to common stockholders from continuing operations	$(8,367,411)	1,992,633	$(4.20)
Loss available to common stockholders from discontinued operations	$(1,599,489)	1,992,633	$(0.80)

Diluted EPS:

Warrants		4,211
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations attributable to Future Fintech Group, Inc.	$(8,367,411)	1,996,844	$(4.20)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinued operations	$(1,599,489)	1,996,844	$(0.80)

For the three months ended September 30, 2025:

	Loss	Share	Pre-share amount

Loss from continuing operations attributable to Future Fintech Group, Inc.	$(1,965,312)	5,902,698	$(0.33)
Loss from discontinued operations attributable to Future Fintech Group, Inc.	$-	5,902,698	$-

Basic EPS:
Loss to common stockholders from continuing operations	$(1,965,312)	5,902,698	$(0.33)
Loss to common stockholders from discontinued operations	$-	5,902,698	$-

Diluted EPS:

Warrants	-	4,211	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations attributable to Future Fintech Group, Inc.	$(1,965,312)	5,906,909	$(0.33)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinued operations	$-	5,906,909	$-

For the three months ended September 30, 2024:

	Loss	Share	Pre-share amount

Loss from continuing operations attributable to Future Fintech Group, Inc.	$(4,216,762)	2,013,195	$(2.09)
Loss from discontinued operations attributable to Future Fintech Group, Inc.	$(661,957)	2,013,195	$(0.33)

Basic EPS:
Loss available to common stockholders from continuing operations	$(4,216,762)	2,013,195	$(2.09)
Loss available to common stockholders from discontinued operations	$(661,957)	2,013,195	$(0.33)

Diluted EPS:

Warrants	-	4,211	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive	$(4,216,762)	2,017,406	$(2.09)
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding.	$(661,957)	2,017,406	$(0.33)

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

Receivable and Credit Losses

Accounts receivable are recognized and carried at the original invoice amounts less an allowance for any uncollectible amount. The Company has a policy of reserving for uncollectible accounts based on the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential bad debts if required.

Other receivables, and loan receivables are recognized and carried at the initial amount when occurred less an allowance for credit losses. The Company has a policy of reserving for uncollectible accounts based on the Company’s best estimate of the amount of probable impairment losses in the Company’s existing receivables.

Allowances for credit losses are maintained for expected credit losses resulting from the Company’s customers’ inability to make required payments. The allowances are based on the Company’s regular assessment of various factors, including the credit-worthiness and financial condition of specific customers, historical experience with bad debts and customer deductions, receivables aging, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. The Company maintains an allowance for credit losses in accordance with ASC Topic 326, Credit Losses (“ASC 326”) and records the allowance for credit losses as an offset to accounts receivable and contract assets, and the estimated credit losses charged to the allowance is classified as “Allowance for (net recovery of) credit losses/doubtful accounts” in the unaudited condensed consolidated statements of comprehensive income (loss). The Company determines whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. The Company may also record a general allowance as necessary.

Direct write-offs are taken in the period when the Company has exhausted the Company’s efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that the Company should abandon such efforts.

The Company has assessed its accounts receivable including credit terms and corresponding all its accounts receivables as of September 30, 2025. Allowance for credit losses for accounts receivable amounted to $267,369 and $2,785 as of September 30, 2025 and December 31, 2024, respectively. Accounts receivables of $1.34 million and $1.15 million have been outstanding for over 90 days as of September 30, 2025 and December 31, 2024, respectively. Allowance for credit losses for other receivables amounted to $1,157 and $9,519,301 as of September 30, 2025 and December 31, 2024, respectively.

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

Revenue recognition is as follows:

Sales of fast-moving consumer goods

The Company operates an e-commerce platform specializing in fast-moving consumer goods. For sales transacted through the Company’s online stores in mainland China, the standard return policy permits customers to return eligible products within seven days of purchase. Historically, customer returns were immaterial. Revenue from sales of fast-moving consumer goods was $2,060,276 and $342 during the nine months ended September 30, 2025 and 2024, respectively.

Provision of trading commission and consulting service

The Company provides stock trading and consulting services and charges commission and service fees to its customers. The Company recognizes revenue when such services was rendered to the customer. Revenue from provision of trading commission and consulting service was $421,275 and $1,039,985 during the nine months ended September 30, 2025 and 2024, respectively.

Sales of coal, aluminum ingots, sand and steel

The Company recognizes revenue when the receipt of merchandise is confirmed by the customers, which is the point that the title of the goods is transferred to the customer. Revenue from sales of coal, aluminum ingots, sand and steel was $1,341 and $ 934,971 during the nine months ended September 30, 2025 and 2024, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and any impairment losses. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are expensed as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The Company estimated that the residual value of the Company’s property and equipment ranges from 3% to 5%. Property, plant and equipment are depreciated over their estimated useful lives as follows:

Office equipment, fixtures and furniture	3-5 years
Vehicle	5 years
Leasehold improvements	Lesser of useful life and lease term

Construction in progress includes property, plant and equipment in the course of construction for production or for its own use purposes. Construction in progress is carried at cost less any recognized impairment loss. Construction in progress is classified to the appropriate category of property, plant and equipment when completed and ready for intended use. Depreciation of these assets, on the same basis as other property assets, commences when the assets are ready for their intended use.

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

Foreign Currency and Other Comprehensive Income (Loss)

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency; however, the reporting currency of the Company is the USD. Assets and liabilities of the Company’s foreign subsidiaries have been translated into USD using the exchange rate at the balance sheet dates, while equity accounts are translated using the historical exchange rate.

The exchange rate the Company used to convert RMB to USD was 7.11:1 and 7.19:1 at the balance sheet dates of September 30, 2025 and December 31, 2024, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates the Company used to convert RMB to USD were 7.16:1 and 7.11:1 for the nine months ended September 30, 2025 and 2024, respectively.

The exchange rate the Company used to convert HKD to USD was 7.78:1 and 7.76:1 at the balance sheet dates of September 30, 2025 and December 31, 2024. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates the Company used to convert HKD to USD were 7.80:1 and 7.81:1 for the nine months ended September 30, 2025 and 2024, respectively.

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

Short-term investments

Short-term investments consist primarily of investments in fixed deposits with original maturities between three months and one year and certain investments in wealth management products and other investments that the Company has the intention to redeem within one year. Fair valued or carried at amortized costs. As of September 30, 2025 and December 31, 2024, the short-term investments amounted to $1,407 and $1,391, respectively.

Long-term investments

Long-term investments consist primarily of investments in debt investment with original maturities between three years and more. Fair valued or carried at amortized costs. As of September 30, 2025 and December 31, 2024, the long-term investments amounted to $844,416 and $1,530,243, respectively. During the nine months ended September 30, 2025, Company has collected repayment of $697,916 (RMB5.0 million) of the December 31, 2024 debt investment balance. The Company did not recognize an impairment for its long-term investment as all the debt investment is deemed collectible.

Lease

The Company follows ASU No. 2016-02, Leases (Topic 842), or ASC 842. The Company determines if an arrangement is a lease or contains a lease at lease inception. For operating leases, the Company recognizes a right-of-use (“ROU”) asset and a lease liability based on the present value of the lease payments over the lease term on the unaudited condensed consolidated balance sheets at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company estimates the incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The ROU assets also include any lease payments made, net of lease incentives. Lease expense is recorded on a straight-line basis over the lease term. The Company’s leases often include options to extend and lease terms include such extended terms when the Company is reasonably certain to exercise those options. Lease terms also include periods covered by options to terminate the leases when the Company is reasonably certain not to exercise those options.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This ASU requires entities to 1. disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and, (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities, 2. include certain amounts that are already required to be disclosed under current Generally Accepted Accounting Principles in the same disclosures as other disaggregation requirements, 3. disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and 4. disclose the total amount of selling expenses, in annual reporting periods, an entity’s definition of selling expense. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Additionally, in January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is in the process of evaluating the impact of adopting this new guidance on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”. The amendments provide guidance on accounting for induced conversions of convertible debt instruments. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for entities that have adopted the amendments in ASU 2020-06. Early adoption is permitted. The Company plans to adopt this guidance effective July 1, 2026 and the Company is currently evaluating the impact of adopting this ASU on its financial statements.

In May 2025, the FASB issued ASU No. 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Accounting Acquirer in a Business Combination Involving a Variable Interest Entity”. This ASU clarifies that when a business that is a VIE is acquired primarily with equity interests, the determination of the accounting acquirer should follow ASC 805 rather than defaulting to the primary beneficiary under ASC 810. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt this guidance effective July 1, 2027 and the Company is currently evaluating the impact of adopting this ASU on its financial statements.

In May 2025, the FASB issued ASU No. 2025-04, “Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606)”: Clarifications to Share-Based Consideration Payable to a Customer. This ASU clarifies how entities account for share-based consideration payable to a customer. The ASU requires customer awards with vesting conditions tied to purchases to be treated as performance conditions, eliminates the forfeiture policy election, and states that the variable consideration constraint under ASC 606 does not apply to these awards. The standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company plans to adopt this guidance effective July 1, 2027 and the Company is currently evaluating the impact of adopting this ASU on its financial statements.

In July 2025, the FASB issued ASU No. 2025 05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. This ASU provides a practical expedient for all entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606. The standard is effective for annual periods beginning after December 15, 2025. Early adoption of ASU 2025-05 is permitted and should be applied prospectively. The Company plans to adopt this guidance effective July 1, 2026 and the Company is currently evaluating the impact of adopting this ASU on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying unaudited condensed consolidated financial statements.

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	September 30,	December 31,
	2025	2024

Supply Chain Financing/Trading	$1,013,454	$1,984,893
Trading Commission and Consulting service	417,903	104,069
Fast-Moving Consumer Goods	6,987	-
Total accounts receivable, net	$1,438,344	$2,088,962

The following table sets forth the Company’s concentration of accounts receivable, net of specific allowances for credit losses.

	September 30,	December 31,
	2025	2024

Debtor A	27.9%	34.6%
Debtor B	26.1%	19.0%
Debtor C	24.4%	17.8%
Total accounts receivable, net	78.4%	71.4%

4. OTHER RECEIVABLES, NET

As of September 30, 2025, the balance of other receivables, net was $0.31 million receivables from third parties.

As of December 31, 2024, the balance of other receivables, net was $1.49 million deposit paid and prepayments to third parties.

5. INVESTMENT FUNDS

As of September 30, 2025, the balance of investment funds was $30.12 million. The amount pertains of funds held in escrow with a third party for future business acquisition. As of the date of this report, the acquisition transaction has not commenced.

6. LOAN RECEIVABLES

As of September 30, 2025, the balance of loan receivables was $7.04 million, which were from the following contracts with third parties:

On July 14, 2022, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $7.04 million (RMB50 million) to the third party at the annual interest rate of 8% from July 15, 2022 to December 31, 2025, guaranteed by Junde Chen. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment of $4.93 million (RMB35 million). As of September 30, 2025, the balance of loan receivables was $2.11 million. The amount of $2.11 million (RMB15 million) will be repaid within 12 months.

On December 8, 2023, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $4.93 million (RMB35 million) to the third party at the annual interest rate of 5% from December 8, 2023   to December 8, 2025. As of September 30, 2025, the balance of loan receivables was $4.93 million.

As of December 31, 2024, the balance of loan receivables was $7.09 million, which was from the following contracts with third parties:

On July 14, 2022, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $7.02 million (RMB50 million) to the third party at the annual interest rate of 8% from July 15, 2022 to July 14, 2025, guaranteed by Junde Chen. To strengthen the liquidity, the Company negotiated with the borrower to early settle part of the loan. As of April 17, 2023, the Company has received repayment of $4.93 million (RMB35 million). As of December 31, 2024, the balance of loan receivables was $2.09 million. The amount of $2.09 million (RMB15 million) will be repaid within 12 months.

On December 8, 2023, Future Private Equity Fund Management (Hainan) Co., Limited entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Private Equity Fund Management (Hainan) Co., Limited loaned an amount of $4.93 million (RMB35 million) to the third party at the annual interest rate of 5% from December 8, 2023   to December 8, 2025. As of December 31, 2024, the balance of loan receivables was $4.85 million.

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

7. ADVANCES TO SUPPLIERS AND OTHER CURRENT ASSETS, NET

The amount of advances to suppliers and other current assets, net consisted of the following:

	September 30,	December 31,
	2025	2024

Prepayments for Supply Chain Financing/Trading	$3,305,816	$4,351,414
Prepaid expenses	336,643	34,867
Others	864,843	557,547
Total	$4,507,302	$4,943,828

8. LEASES

The Company’s non-cancellable operating leases consist of leases for office space. The Company is the lessee under the terms of the operating leases. For the nine months ended September 30, 2025, the operating lease cost was $0.16 million.

The Company’s operating leases have remaining lease terms of approximately 16 months. As of September 30, 2025, the weighted average remaining lease term and weighted average discount rate were 1.37 years and 4.89%, respectively.

Maturities of lease liabilities were as follows:

Operating
As of September 30,	Lease
From October 1, 2025 to September 30, 2026	$193,245
From October 1, 2026 to September 30, 2027	68,248
Total	$261,493
Less: amounts representing interest	$7,189
Present Value of future minimum lease payments	254,304
Less: Current obligations	186,689
Long term obligations	$67,615

The Company leases office space and equipment under various short-term operating leases. As permitted by ASC 842, the Company has elected the practical expedient for short-term leases, whereby lease assets and lease liabilities are not recognized on the balance sheet. Short term leases cost was nil for the nine months ended September 30, 2025.

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	September 30,	December 31,
	2025	2024

Office equipment, fixtures and furniture	$51,222	$50,866
Vehicle	389,344	384,854
Leasehold improvements	63,066	62,339
Subtotal	503,632	498,059
Less: accumulated depreciation	(339,519)	(258,767)
Construction in progress	2,252,384	2,226,408
Impairment	(1,072)	(1,059)
Total	$2,415,425	$2,464,641

Depreciation expense included in general and administration expenses for the nine months ended September 30, 2025 and 2024 was $ 77,292 and $60,300, respectively.

10. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	September 30,	December 31,
	2025	2024

Trading rights of license plates	$128,489	$128,824
System and software	627,983	628,131
Subtotal	756,472	756,955
Less: accumulated amortization	(266,759)	(224,133)
Total	$489,712	$532,822

Amortization expense included in general and administration expenses for the nine months ended September 30, 2025 and 2024 was $42,776 and $42,776, respectively.

The estimated future amortization is as follows:

As of September 30,	Estimated amortization expense
From October 1, 2025 to September 30, 2026	$57,035
From October 1, 2026 to September 30, 2027	57,035
From October 1, 2027 to September 30, 2028	57,035
From October 1, 2028 to September 30, 2029	57,035
From October 1, 2029 to September 30, 2030	57,035
Thereafter	76,047
Total	$361,222

Type 1 and Type 2 licenses by Hong Kong Securities and Futures Commission have no expiration date and do not require amortization, the amount was $128,560 and $128,824.

11. ACCOUNT PAYABLES

The amount of account payables consisted of the following:

	September 30,	December 31,
	2025	2024

Trading Commission and Consulting service payment	$3,481,375	$1,872,298
Fast-Moving Consumer Goods payment	94,076	-
Supply Chain Financing/Trading payment	-	347,003
Total	$3,575,451	$2,219,301

12. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables consisted of the following:

	September 30,	December 31,
	2025	2024

Legal fee and other professionals	$1,819,347	$64,488
Wages and employee reimbursement	51,791	228,722
Provision for legal case	-	8,625,308
Accruals	899,646	718,170
Others	1,445	-
Total	$2,772,229	$9,636,688

In January 2021, FT Global Capital, Inc. (“FT Global”), a former placement agent of the Company filed a lawsuit against the Company in the Superior Court of Fulton County, Georgia. FT Global served the complaint upon the Company in January 2021. In the complaint, FT Global alleges claims, most of which attempt to hold the Company liable under legal theories that relate back to an alleged breach of an exclusive placement agent agreement between FT Global and the Company in July 2020 which had a term of three months. FT Global claims that the Company failed to compensate FT Global for securities purchase transactions between December 2020 and April 2021, pursuant to the terms of the expired exclusive placement agent agreement. On April 11, 2024, on which date the jury returned a verdict in favor of FT Global and the Court entered a judgment awarding FT Global $10,598,380. On June 17, 2025, the Company entered into a settlement and forbearance agreement with FT Global, pursuant to which the company is required to pay FT Global an aggregate amount of $4.0 million over an 18-month period. For the fiscal year ended December 31, 2024, and the nine-month period ended September 30, 2025, the Company paid $1.97 million and $0.98 million, respectively, towards the accrued expenses and other payables.

13. CONVERTIBLE NOTES PAYABLE

The amount of convertible notes payable consisted of the following:

	September 30,	December 31,
	2025	2024

Beginning	$553,086	$1,100,723
Addition	1,679,198	-
Interest expenses	33,475	77,363
Payment	-	-
Conversion	(589,418)	(625,000)
Balance	$1,676,341	$553,086

Convertible notes payable I

On December 27, 2023, the Company issued a convertible  promissory note with a principal amount of $1.10 million. Floor Price was $2.272 per share of Common Stock. The Note was unsecured. On the date thereof, the Company shall reserve 500,000 shares of Common Stock from its authorized and unissued Common Stock to provide for all issuances of Common Stock under the Note (the “Share Reserve”). Lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares were 237,543 shares, amount $625,000, at a price of $2.631 per share in 2024. Lender redemption conversion shares were 61,205 shares, amount $140,658, at a price of $2.298 per share and 197,541 shares, amount of $448,759, at a price of $2.272 per share in January and September 2025, respectively. As of September 30, 2025, the balance of this convertible notes payable was $nil.

Convertible notes payable II

On July 28, 2025(“Beginning Date”), the Company entered into a Convertible notes Agreement (“Agreement”) with an institutional investor (the “Investor”), pursuant to which the Investor desires to purchase from the Company one or more pre-paid purchases (each a “Pre-Paid Purchase” and together the “Pre-Paid Purchases”) in the aggregate purchase amount of up to $10,000,000 for the purchase of the Company’s common stock. The Agreement will end on the earlier of (i) the date that is two years from the Beginning Date, (ii) the date Company has sold $10,000,000.00 in Pre-Paid Purchases hereunder; and (iii) termination of this Agreement (the “Commitment period”). On September 15, 2025, the Company issued 60,000 of the Company’s Common Stock to the Investor as a commitment fee (the “Commitment Shares”). All Pre-Paid Purchases will have a 8% original issue discount (“OID”), and will bear an interest rate of 8% per annum.

 On July 28, 2025, the Company received its first funding of $800,000 as the Initial Pre-Paid Purchase, which is calculated from an original amount of $884,000, minus a $64,000 OID and minus $20,000 that covers the Investor’s legal, accounting, and other related costs under the purchase agreement.

On September 22, 2025, the Company received its second funding of $1,000,000 from the Investor, which is calculated from an original amount of $1,080,000, minus a $80,000 OID.

Concurrently, on September 22, 2025, the Company has issued 1,445,000 Common Stock (the “Pre-Delivery Shares”) according to the agreement to the Investor at par value $0.001 per share. The Investor is not permitted to sell, assign, transfer, pledge, encumber, hypothecate or otherwise dispose of (“transfer”) such Pre-Delivery Shares. However, during the period beginning on any day in which Investor delivers a Purchase Notice to Company and ending on the date of delivery of the Purchase Shares by Company covered by such Purchase Notice, Investor may transfer a number of Pre-Delivery Shares up to the number of Purchase Shares covered by the applicable Purchase Notice. The Purchase Price will be 82% multiplied by the lowest daily volume-weighted average price during the ten trading days immediately preceding a conversion. Following the end of the Commitment Period and the repayment of all outstanding Pre-Paid Purchases, Investor will deliver to Company a number of shares of common stock equal to the number of Pre-Delivery Shares issued within 20 trading days, and the Company will pay Investor $0.001 for each share.

The Company assessed the convertible note payable II under ASC 815, identifying there is embedded conversion features and concluded that the conversion feature satisfied the requirement of “fixed-to-fixed” criterion and is considered indexed to the Company’s own stock. Therefore, the conversion feature eligible for a scope exception from derivative accounting in accordance with ASC815-10-15-74 and the Company would not bifurcate the conversion feature, and accounts for the convertible note payable II as a liability in its entirety.

The Company recognized the issuance costs and the discount of convertible note payable II of $304,400 as a direct deduction from the face amount of the Convertible Loan II in accordance with ASC835-30-45-1A. The debt issuance cost was amortized as amortization of debt issuance costs using the effective interest method, over the Commitment period of the convertible note payable II.

As of September 30, 2025, the Company has received an aggregate of $1,800,000 from the Investor out of the total $10,000,000 committed amount, the balance of convertible notes payable II was $1,676,341, with a carrying value of $1,964,000, net of deferred financing costs of $287,659 was recorded in the unaudited condensed consolidated balance sheets. The amortization of debt issuance costs was $2,925 for the nine months ended September 30, 2025.

As of September 30, 2025, the Company issued a total of 1,505,000 Common Stock to the Investor, including 60,000 Common Stock as Commitment Shares and 1,445,000 Common Stock as the Pre-Delivery Shares.

14. RELATED PARTY TRANSACTION

As of September 30, 2025, the amounts due from the related parties were consisted of the following:

Name	Amount (US$)	Relationship	Note
Kai Li	$31,807	Corporate legal representative of a subsidiary of the Company	Prepaid expenses, interest free and payment on demand.
Chao Li	2,533	Corporate legal representative of a subsidiary of the Company	Prepaid expenses, interest free and payment on demand.
Total	$34,340

As of September 30, 2025, the amounts due to the related parties were consisted of the following:

Name	Amount	Relationship	Note
Shanchun Huang	$575,314	Controlling shareholder	Repayment debt on behalf of the Company and payment on demand
Total	$575,314

As of December 31, 2024, the amount due from the related parties was consisted of the following:

Name	Amount	Relationship	Note
Hu Li	$20,000	Chief Executive Officer of the Company	Loan receivables*, interest free and payment on demand.
Total	$20,000

*	The related party transactions have been approved by the Company’s Audit Committee.

As of December 31, 2024, the amount due to the related parties was consisted of the following:

Name	Amount	Relationship	Note
Ting Alina Oyang	$8,871	Chief Financial Officer of the Company	Accrued expenses, interest free and payment on demand.
Total	$8,871

15. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. The applicable tax rate is 21% in 2025 and 2024. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the nine months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024, the Company had current income tax expenses of nil, respectively.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended September 30, 2025, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries.

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

Future FinTech (Hong Kong) Limited is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong.

Reconciliation of the differences between the statutory EIT rate applicable to profits of the consolidated entities and the income tax expenses of the Company:

	September 30, 2025	September 30, 2024

Loss before taxation	$(31,058,936)	$(8,367,411)
PRC statutory tax rate	25%	25%
Computed expected benefits	(7,764,734)	(2,091,853)
Others, primarily the differences in tax rates	(1,212,984)	(649,863)
Deferred tax assets losses not recognized	8,977,718	2,741,716
Total	$-	$-

16. SHARE BASED COMPENSATION

On March 10, 2025, the Compensation Committee of the Board of Directors of the Company granted 500,000 shares of common stock of the Company, par value $0.001, pursuant to the Company’s 2024 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries (the “Grantees”). As the closing price of the Company stock was $2.17 on March 10, 2025, the Company recorded an expense of $1.09 million in the first quarter of fiscal year 2025. As of March 10, 2025, the Shares have been issued to the Grantees.

On October 4, 2024, the Compensation Committee of the Board of Directors of the Company granted 211,000 shares of common stock of the Company, par value $0.001, pursuant to the Company’s 2023 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries (the “Grantees”). As the closing price of the Company stock was $3.18 on October 9, 2023, the Company recorded an expense of $0.67 million in the third quarter of fiscal year 2024. As of October 9, 2024, the Shares have been issued to the Grantees.

17. COMMON STOCK

Securities Purchase Agreement

On December 24, 2020, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company sold to the purchasers in a registered direct offering, an aggregate of 421,053 units, each consisting of one share of the Company’s common stock and a warrant to purchase 1 share of the Company’s Common Stock, at a purchase price of $19 per unit, for aggregate gross proceeds to the Company of $8,000,007, before deducting fees to the placement agent and other offering expenses payable by the Company. On December 29, 2020, the Company issued Units consisting of an aggregate of 421,053 shares of the Company’s Common Stock and warrants to purchase up to an aggregate of 421,053 shares of the Company’s Common Stock at an exercise price of $21.5 per share (the “Investors’ Warrants”). The Investors’ Warrants have a term of five years and are exercisable by the holder at any time after the date of issuance. In connection with the offering, the Company also issued placement agent a warrant to purchase 42,108 shares of the Company’s Common Stock (the “Placement Agent Warrant”) on substantially the same terms as the Investors’ Warrants, except that the Placement Agent Warrant has an exercise price of $23.75 per share and is not exercisable until June 24, 2021. As of December 31, 2024 and September 30, 2025, outstanding warrant has 42,108 shares of the Company’s Common Stock. Warrants after 1-for -10 reverse stock split in 2025 was 4,211 shares with an exercise price of $118.75 per share.

	Underlying	Weighted Average Exercise	Weighted Average Term
	Shares	Price	(Years)
Options outstanding at December 31, 2024	4,211	$23.75	1.00
Granted	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Options outstanding at September 30, 2025	4,211	$23.75	1.00
Options exercisable at September 30, 2025	4,211	$23.75	1.00

On January 5, 2024, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company sold to the purchasers in a private placement, an aggregate of 215,054 shares of its common stock, par value $0.001 per share at a purchase price of $12 per share, for aggregate net proceeds to the Company of $258,064. On January 18, 2024, the Company issued 215,054 shares of common stock pursuant to this Agreement.

Common stocks issued in connection with the convertible notes

On December 27, 2023, the Company entered into a Securities Purchase Agreement with Streeterville Capital, LLC, a Utah limited liability company (the “Lender”), pursuant to which the Company sold and issued to the Lender a Convertible Promissory Note (the “Note”) in the principal amount of $1,100,000.

On July 3, 2024, that Lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 13,665, amount $50,000, at a price of $3.659 per share.

On July 18, 2024, that Lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 21,714, amount $75,000, at a price of $3.454 per share.

On August 26, 2024, that Lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 40,833, amount $100,000, at a price of $2.449 per share.

On October 24, 2024, that Lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 39,063, amount $100,000, at a price of $2.56 per share.

On November 11, 2024, that Lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 39,063, amount $100,000, at a price of $2.56 per share.

On November 14, 2024, that Lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 39,386, amount $100,000, at a price of $2.539 per share.

On December 18, 2024, that Lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 43,821, amount $100,000, at a price of $2.282 per share.

On January 7, 2025, that Lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 42,882, amount $100,000, at a price of $2.332 per share.

On January 24, 2025, that Lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 18,323, amount $40,658, at a price of $2.219 per share.

On March 27, 2025, the Company effected a 1-for-10 reverse stock split of the Company’s issued shares and its authorized shares of common stock from 60,000,000 shares to 6,000,000 shares. The share numbers and prices are post-reverse stock split effected on April 1, 2025.

On September 10 and 11, 2025, that Lender elected to redeem the entire balance of the Note through the issuance of 197,541 redemption conversion shares, at a price of $2.272 per share, for a total redemption amount of $448,759.

18. STATUTORY RESERVES AND RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiaries incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiaries incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless the reserve has reached 50% of their respective registered capital. Furthermore, registered share capital and capital reserve accounts are also restricted from distribution. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiaries incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends. The restriction amounted to $25.36 million (RMB176.10 million) as of September 30, 2025. Except for the above or disclosed elsewhere, there is no other restriction on the use of proceeds generated by the Company’s subsidiaries to satisfy any obligations of the Company.

19. DISCONTINUED OPERATIONS

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

On February 3, 2025, FTFT UK LIMITED, FTFT Finance UK Limited, Future Fintech Digital Number One US, LP, Future Fintech Digital Number One Offshore, LLC(Cayman), Future Fintech Digital Number One GP, LLC (USA), FTFT Digital Number One, Ltd.(Cayman), Future FinTech Labs Inc, Future Fintech Digital Capital, FTFT CAPITAL INVESTMENTS, DigiPay FinTech Limited, DCON DigiPay Limited-JPN and Global Key Shared Mall Ltd were disposed of for a consideration of US$25,000 after a court auction sale. The gain on disposal was $28.24 million.

Loss from discontinued operations for the nine months ended September 30, 2025 and 2024 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
REVENUES	$-	$4,148,334	$-	$12,526,011
COST OF SALES	-	3,257,147	-	8,622,343
GROSS PROFIT	-	891,187	-	3,903,668

OPERATING EXPENSES:
General and administrative	-	1,739,015	-	5,933,253
Research and development expenses	-	655	-	3,029
Selling expenses	-	17,135	-	17,419
Allowance for (net recovery of) credit losses /doubtful accounts	-	(3,811)		112,455
Total	-	1,752,994	-	6,066,156

OTHER INCOME (EXPENSE)
Interest income	-	13,973	-	43,886
Interest expense	-	-	-	(722)
Other income (expense)	-	133,055	-	(212,878)
Total	-	147,028	-	(169,714)
Loss from discontinued operations before income tax	-	(714,779)	-	(2,332,202)
Income tax provision	-	-	-	-
Loss from discontinued operation before non-controlling interest	-	-	-	-
Gain on disposal of discontinued operations	-	(844)	28,238,122	644,593
Less: net income (loss) attributable to non-controlling interests	-	(53,666)	1,866,066	(88,120)
INCOME (LOSS) FROM DISCONTINUED OPERATION	$-	$(661,957)	$26,372,056	$(1,599,489)

The major components of assets and liabilities related to discontinued operations are summarized below:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$-	$76,876
Other receivables, net	-	200,269
Advances to suppliers and other current assets, net	-	30,449
Property and equipment, net	-	134,553
Right of use assets - operation lease	-	154,810
Total assets related to discontinued operations	$-	$596,957

Accrued expenses and other payables	$-	$301,807
Amount due to related parties	-	29,036
Lease liability - operation lease	-	154,810
Total liabilities related to discontinued operations	$-	$485,653

20. SEGMENT REPORTING

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

Some of the Company’s operations might not individually meet the quantitative thresholds for determining reportable segments and the Company determines the reportable segments based on the discrete financial information provided to the chief operating decision maker. The chief operating decision maker evaluates the results of each segment in assessing performance and allocating resources among the segments. Since there is an overlap of services and products between different subsidiaries of the Company, the Company does not allocate operating expenses and assets based on the product segments. Therefore, operating expenses and asset information by segment are not presented. Segment profit represents the gross profit of each reportable segment.

Three months ended September 30, 2025

	Fast-Moving Consumer Goods	Trading Commission and Consulting service	Supply Chain Financing/ Trading	Total
Reportable segment revenue	$1,196,141	$128,492	$-	$1,324,633
Inter-segment loss	-	-	-	-
Revenue from external customers	1,196,141	128,492	-	1,324,633
Segment gross profit	$7,066	$115,271	$-	$122,337

Three months ended September 30, 2024

	Fast-Moving Consumer Goods	Trading Commission and Consulting service	Supply Chain Financing/ Trading	Total
Reportable segment revenue	$342	$598,245	$428,533	$1,027,120
Inter-segment loss	-	-	-	-
Revenue from external customers	342	598,245	428,533	1,027,120
Segment gross profit	$13	$586,080	$36,764	$622,857

Nine months ended September 30, 2025

	Fast-Moving Consumer Goods	Trading Commission and Consulting service	Supply Chain Financing/ Trading	Total
Reportable segment revenue	$2,060,276	$421,275	$1,341	$2,482,892
Inter-segment loss	-	-	-	-
Revenue from external customers	2,060,276	421,275	1,341	2,482,892
Segment gross profit	$26,251	$360,135	$1,341	$387,727

Nine months ended September 30, 2024

	Fast-Moving Consumer Goods	Trading Commission and Consulting service	Supply Chain Financing/ Trading	Total
Reportable segment revenue	$342	$1,039,985	$934,971	$1,975,298
Inter-segment loss	-	-	-	-
Revenue from external customers	342	1,039,985	934,971	1,975,298
Segment gross profit	$13	$1,012,893	$142,866	$1,155,772

Loss before Income Tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Supply Chain Financing/Trading	$483	$3,466,852	$431	$3,488,971
Fast-Moving Consumer Goods	693,677	-	660,370	-
Trading Commission and Consulting service	504,524	821,328	1,868,578	2,286,549
Corporate and Unallocated	888,965	551,439	28,917,284	3,747,663
Total operating expenses and other expenses	2,087,649	4,839,619	31,446,663	9,523,183
Loss before income tax	$(1,965,312)	$(4,216,762)	$(31,058,936)	$(8,367,411)

Segment assets as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Supply Chain Financing/Trading	$604,719	$5,717,949
Fast-Moving Consumer Goods	1,000,565	-
Trading Commission and Consulting service	6,996,853	5,066,369
Corporate and Unallocated	45,734,197	14,521,663
Assets related to discontinued operation	-	596,957
Total assets	$54,336,334	$25,902,938

21. DEBT RESTRUCTURING

During the nine months ended September 30, 2025, the Company entered into troubled debt restructurings with FT Global (“the Creditor”) due to financial difficulties. On June 17, 2025, the Company entered into a settlement and forbearance agreement (“the Agreement”) with FT Global. Pursuant to the Agreement, the company was required to pay an aggregate settlement amount of $4.0 million and issue a total of 1,700,000 shares of common stock, among which, (i) $0.5 million was paid no later than June 20, 2025, (ii) $1.0 million, $1.3 million and $1.2 million shall be paid within six months, twelve months and eighteen months after signing of the Agreement, respectively, (iii) 60,000 shares and 340,000 shares of common stock were issued on June 30, 2025 and July 2, 2025, respectively, and (iv) 650,000 shares and 650,000 shares of common stock shall be issued no earlier than six months and twelve months following the agreement’s effective date, respectively. As of September 30, 2025, a total of 400,000 shares of common stock had been issued and an aggregate amount of $0.95 million had been repaid to the Creditor.

The Company derecognized the amount previously due to FT Global, and recognized the present value of total settlement amount including the above-mentioned cash payments and common stocks in paid in capital and other payables on the unaudited condensed consolidated balance sheets. Upon the debt restructurings, the Company recognized a gain of $3.07 million which was recorded as gain on debt restructuring on the unaudited condensed consolidated statement of operations and comprehensive income (loss).

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

The Company timely removed the case to the United States District Court for the Northern District of Georgia (the (“Court”) on February 9, 2021 based on diversity of jurisdiction. On March 9, 2021, the Company filed a motion to dismiss based on FT Global’s failure to state a claim which is pending before the Court. On November 10, 2021, the Court entered an Order granting the Company’s motion to dismiss FT Global’s fraud claim and breach of contract claim as to the disclosure of its confidential and proprietary information. The Court denied the Company’s motion to dismiss FT Global’s i) breach of contract claim for failure to pay FT Global pursuant to the terms of the exclusive placement agent agreement; ii) claim for breach of the covenant of good faith and fair dealing; and iii) claim for attorney’s fees, and the court concluded that additional information can be obtained through discovery. The trial began on April 8, 2024 and ended on April 11, 2024, on which date the jury returned a verdict in favor of FT Global. On April 11, 2024, the Court entered a judgment awarding FT Global $8,875,265.31 and on April 16, 2024, the Court issued an amended judgment, awarding FT Global $10,598,379.93, which includes $7,895,265.31 in damages, $1,723,114.62 in prejudgment interest, and $980,000.00 in attorney’s fees. On May 9, 2024, the Company filed a post-trial motion to set aside the jury verdict and for a new trial and the Court denied the motion on March 3, 2025. The Company filed a notice of appeal to appeal the judgement to the United States Court of Appeals for the Eleventh Circuit on April 2, 2025. The Company will seek to have the judgment overturned on appeal. The Company’s opening brief in the appeal is due on June 11, 2025.

FT Global has registered the Court’s judgment in the United States District Court for the Southern District of New York (“NY Court”), where FT Global has brought a motion requiring the Company to turn over its stock in its subsidiary companies. On August 28, 2024, NY Court granted FT Global’s motion for turnover of Defendant’s shares in Defendant’s wholly-owned subsidiaries as Defendant 1) failed to satisfy the $10.8 million judgment rendered in the Northern District of Georgia and registered in the Southern District of New York, and 2) is in possession of money and property in which it has an interest. The NY Court ordered Defendant shall turn over the shares, membership, or limited partnership interests in all of its subsidiaries, and the corporate seals of its China and Hong Kong-based subsidiaries, to the U.S. Marshal for auction or sale until the judgment is satisfied. Pursuant to the order issued by the United States District Court for the Southern District of New York on August 28, 2024, the United States Marshal for the Southern District of New York (“U.S. Marshal”) sold the securities of the subsidiaries of the Company other than those in Hong Kong and China in auction of: (i) all of the membership interests in Future Fintech Digital Capital Management LLC; (ii) all of the outstanding shares of FTFT UK Limited; (iii) the corporate seal of DigiPay FinTech Limited; (iv) the corporate seal of Global Key Shared Mall Ltd.; (iv) all of the outstanding shares of Future Fintech Labs Inc.; and (v) all of the outstanding shares of Future Fintech Digital Number One GP, LLC (USA) to Alec Orudjiev, the general counsel of FT Global for $25,000 on December 18, 2024. On December 6, 2024, the Company agreed to sell all issued and outstanding shares of FTFT SuperComputing Inc. a wholly owned subsidiary of the Company (“FTFT SuperComputing”) to DDMM Capital LLC (the “Buyer”) for a purchase price that equals to: (i) the assumption of the obligations of FTFT SuperComputing totaling $973,072.24 and (ii)$1,000,000, which was paid to an account at Olshan Frome Wolosky LLP to satisfy, in part, the right of payment held by FT Global Capital, Inc. arising from the judgment entered in favor of FT Global and against the Company registered in the Southern District of New York and all matters pertaining to such litigation. The Company has appealed the turnover order of the NY Court for the auction of securities of the subsidiaries of the Company in Hong Kong and China to the United States Court of Appeals for the Second Circuit and is waiting for the final decision of the Court of Appeals. On February 6, 2025, FT Global filed a motion (“Motion”) in the NY Court, amended on February 12, 2025, seeking a turnover order for 39,825,939 (before 1 for 10 reverse stock split effected by the Company on April 1, 2025) unissued shares of the Company’s common stock for sale to satisfy the judgement. On April 30, 2025, the Company received an order from the NY Court to turn over its unissued shares to U.S. Marshal for auction. The transfer agent of the Company has issued 1,951,443 shares of common stock in the name of the United States Marshals Service.

On June 17, 2025, the Company entered into a settlement and forbearance agreement with FT Global. (See Note 20. DEBT RESTRURING)

Shareholders Lawsuit (LaBelle and Janzen)

The LaBelle case is a putative securities class action filed in January 2024 and is pending in the District of New Jersey. Denise LaBelle (“Plaintiff”) alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act by making materially false or misleading statements in the company’s public filings and disclosures relating to the former Chief Executive Officer of the Company, Mr. Shanchun Huang and charges filed by the SEC against Mr. Shanchun Huang with manipulative trading in the stock of the Company using an offshore account shortly before he became the Company’s CEO in 2020 and failing to disclose his beneficial ownership. Mr. Huang has denied the allegations of trading before he became CEO. Plaintiff claims that these alleged misstatements caused the Company’s stock to trade at artificially inflated prices, harming investors when the truth was revealed. The lead plaintiff and lead counsel were appointed in September 2024. The Company was served in September 2024, and the Plaintiff is currently seeking substituted service on the individual defendants. Once the service is resolved, the Plaintiff is expected to file an amended complaint, which the Company and other defendants intend to move to dismiss.

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

23. RISKS AND UNCERTAINTIES

PRC Regulations

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing the Company’s business and the enforcement and performance of the Company’s arrangements with customers in certain circumstances. The Company is considered foreign persons or foreign funded enterprises under PRC laws and, as a result, the Company is required to comply with PRC laws and regulations related to foreign persons and foreign funded enterprises. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. The Company cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on the Company’s business.

Customer concentration risk

For the nine months ended September 30, 2025, two customers accounted for 11.13% and 10.32% of the Company’s total revenue. For the nine months ended September 30, 2024, two customers accounted for 40.76% and 22.63% of the Company’s total revenues.

Vendor concentration risk

For the nine months ended September 30, 2025, two vendors accounted for 54.57% and 42.40% of the Company’s total purchases. For the nine months ended September 30, 2024, one vendor accounted for 95.21% of the Company’s total purchases.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or its management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and in this Form 10-Q. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2024 Form 10-K.

Although the Company believes that the expectations reflected in the forward-looking statements are based on reasonable assumptions, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

Overview of Our Business

Future FinTech Group Inc. is a Florida holding company with no material operations of its own. We conduct substantially all of our business through subsidiaries, and this structure involves unique risks for investors. We are not a Chinese operating company, although we have had significant operations in China and Hong Kong.

Historically, our business was focused on fruit juice manufacturing and distribution in China. Due to rising production costs and stricter environmental laws, we shifted our operations toward supply chain financing and trading in China, asset management in Hong Kong, cross-border money transfer services in the United Kingdom, brokerage and investment banking in Hong Kong, and cryptocurrency mining in the United States. Most of these activities have since been reduced or exited.

Recent strategic changes include:

●	Exit from Variable Interest Entity (“VIE”) operations in China – Our VIE, E-Commerce Tianjin, generated minimal revenue since 2021 and was deregistered on March 7, 2024.

●	Disposal of Hong Kong asset management operations – In November 2024, we sold our remaining 42.86% interest in Nice Talent Asset Management Limited for approximately $300,000 and ceased asset management activities in Hong Kong.

●	Sale of cryptocurrency mining operations – On December 9, 2024, we sold FTFT Super Computing Inc., including the assumption of approximately $973,000 in liabilities and $1.0 million applied toward a litigation judgment.

●	Disposition of multiple subsidiaries – On December 18, 2024, we sold Future Fintech Digital Capital Management LLC, FTFT UK Limited, DigiPay FinTech Limited, Global Key Shared Mall Ltd., Future Fintech Labs Inc., and Future Fintech Digital Number One GP, LLC through a court-ordered auction for $25,000.

●	Closure of Paraguay cryptocurrency venture – FTFT Paraguay S.A., acquired in 2022, was dissolved in December 2023 after we were unable to develop planned operations.

As of September 30, 2025, our principal business operations consist of: sale of fast-moving consumer goods; commission-based trading and consulting services; and supply chain financing and trading.

We currently have one directly controlled subsidiary, Future FinTech (Hong Kong) Limited.

Supply Chain Financing Service and Trading in China

Since the second quarter of 2021, we have engaged in the coal supply chain financing service and trading business. Since the third quarter of 2021, we have engaged in aluminum ingots supply chain financing service and trading business. Since the first quarter of 2023, we have engaged in sand and steel supply chain financing service and trading business.

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

We sign purchase and sale agreements with suppliers and buyers. The suppliers are responsible for the supply and transportation of goods to the end users’ designated freight yard or transfer the title to us in certain warehouses. We also provide trading service as we don’t take control over the ownership of the goods but receive agent service fee for the transaction. For the sale of goods where we obtain control of the goods before transferring it to the customer, we recognize revenue based on the gross revenue amount billed to customers as sales of goods. We consider multiple factors when determining whether we obtain control of the goods, including evaluating if we can establish the price of the goods, retain inventory risk for tangible goods or have the responsibility for ensuring acceptability of the goods. We recognize net revenue as agent services for the sales of coals, aluminum ingots, and steel when no control is obtained throughout the transactions. We select the customers and suppliers that have good credit and reputation.

FTFT International Securities and Futures Limited, a company we acquired in November 2023, provides brokerage and investment banking services in Hong Kong. FTFT International Securities and Futures Limited holds Type 1 “Securities Trading”, Type 2 “Futures Contract Trading” and Type 4 “Securities Consulting” financial licenses issued by the Hong Kong Securities and Futures Commission.

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024:

Revenue

The following table sets forth the breakdown of our revenues for the three months ended September 30, 2025 and 2024, respectively:

	Three months ended September 30,
	2025	2024	Change
	Amount	Amount	Amount	%
Fast-Moving Consumer Goods (“FMCG”)	$1,196,141	$342	$1,195,799	349,648.83%
Trading Commission and Consulting service	128,492	598,245	(469,753)	(78.52)%
Supply Chain Financing/Trading	-	428,533	(428,533)	(100.00)%
Total revenue	$1,324,633	$1,027,120	$297,513	28.97%

For the three months ended September 30, 2025 and 2024, revenue from sales of FMCG was $1,196,141 and $342, respectively, representing an increase of $1,195,799, or 349,648.83%. The increase was primarily attributable to the Company’s strategic expansion into the FMCG sector in September 2024, which significantly contributed to our revenue growth during the three months ended September 30, 2025.

For the three months ended September 30, 2025 and 2024, revenue from trading commission and consulting service was $128,492 and $598,245, respectively, representing a decrease of $469,753, or 78.52%. The decrease was mainly because a major project, which boosted revenue from consulting service during the three months ended September 30, 2024, did not recur in the same period this year.

For the three months ended September 30, 2025 and 2024, revenue from supply chain financing/trading was nil and $428,533, respectively, representing a decrease of $428,533, or 100.00%. The decrease was due to our management’s decision to temporarily suspend these operations resulting from lower coal prices and reduced market demand in China during the three months ended September 30, 2025.

Gross Profit

The following table sets forth the breakdown of the gross profit for the three months ended September 30, 2025 and 2024, respectively:

	Three months ended September 30,				Variance
	2025	%	2024	%	Amount	%
Fast-Moving Consumer Goods (“FMCG”)	$7,066	5.78%	$13	-%	$7,053	54,253.85%
Trading Commission and Consulting service	115,271	94.22%	586,080	94.10%	(470,809)	(80.33)%
Supply Chain Financing/Trading	-	-%	36,764	5.90%	(36,764)	(100.00)%
Total gross profit	$122,337	100.00%	$622,857	100.00%	$(500,520)	(80.36)%

Overall gross profit decreased by $500,520, or 80.36%, to $122,337 for the three months ended September 30, 2025 from $622,857 for the same period last year. The decrease was primarily due to the decrease in gross profit from trading commission and consulting service which was in line with the decrease in revenue for this business segment during the three months ended September 30, 2025. Although revenue from FMCG segment increased significantly for the three months ended September 30, 2025, gross profit from this business segment did not increase simultaneously due to its low gross margin. Overall gross margin as a percentage of revenue was 9.24% for the three months ended September 30, 2025, representing a decrease of 51.41 percentage points from 60.64% for the same period last year, mainly due to the decrease in gross margin for debt recovery consulting service fee, and our gross margin was further eroded by that of the FMCG segment, which accounted for a majority portion of total revenue during the three months ended September 30, 2025.

Operating Expenses

The following table sets forth the breakdown of our operating expenses and operating expenses as a percentage of revenue for the three months ended September 30, 2025 and 2024, respectively:

	Three months ended September 30,
	2025		2024
	Amount	% of revenue	Amount	% of revenue
General and administrative expenses	$1,324,770	100.01%	$1,580,568	153.88%
Selling expenses	240,805	18.18%	103,794	10.11%
Allowance for credit losses/doubtful accounts	654,222	49.39%	3,386,630	329.72%
Total operating expenses	$2,219,797	167.58%	$5,070,992	493.71%

For the three months ended September 30, 2025, our general and administrative expenses were $1,324,770, representing a decrease of $255,798, or 16.18%, as compared to the same period last year. The decrease was primarily attributable to reduced salary, employee benefit and bonus expenses as a result of the implementation of cost-control measures, as well as a decrease in commission expenses caused by decreased consulting service revenue. The decrease was partially offset by an increase in business entertainment expenses driven by our new business expansion.

For the three months ended September 30, 2025, our selling expenses were $240,805, representing an increase of $137,011, or 132.00%, as compared to the same period last year. The increase was primarily attributable to increased business entertainment expenses, traveling costs and sales team performance incentives, resulting from our initiatives to expand into new business segments and acquire new customers.

For the three months ended September 30, 2025, our allowance for credit losses/doubtful accounts was $654,222, representing a decrease of $2,732,408, or 80.68%, as compared to the same period last year. The decrease was primarily due to the management’s efforts to collection of long overdue receivables from our customers, resulting in a smaller allowance for credit losses during the three months ended September 30, 2025.

Other Income, Net

For the three months ended September 30, 2025, our net other income was $132,148, representing a decrease of $99,225, or 42.89%, as compared to the same period last year. The decrease was primarily due to reduced interest income during the three months ended September 30, 2025, resulting from a decreased loan receivable balance.

Net loss from continuing operations

For the three months ended September 30, 2025, our net loss from continuing operations was $1,965,312, representing a decrease of $2,251,450, or 53.39%, as compared to the same period last year. The decrease was primarily due to the decrease in operating expenses, as discussed above.

Comparison of Nine Months Ended September 30, 2025 and 2024:

Revenue

The following table sets forth the breakdown of our revenues for the nine months ended September 30, 2025 and 2024, respectively:

	Nine months ended September 30,
	2025	2024	Change
	Amount	Amount	Amount	%
Fast-Moving Consumer Goods (“FMCG”)	$2,060,276	$342	$2,059,934	602,319.88%
Supply Chain Financing/Trading	1,341	934,971	(933,630)	(99.86)%
Trading Commission and Consulting service	421,275	1,039,985	(618,710)	(59.49)%
Total revenue	$2,482,892	$1,975,298	$507,594	25.70%

For the nine months ended September 30, 2025 and 2024, revenue from sales of FMCG was $2,060,276 and $342, respectively, representing an increase of $2,059,934, or 602,319.88%. The increase was primarily attributable to the Company’s strategic expansion into the FMCG sector in September 2024, which significantly contributed to revenue growth during the nine months ended September 30,2025.

For the nine months ended September 30, 2025 and 2024, revenue from supply chain financing/trading was $1,341 and $934,971, respectively, representing a decrease of $933,630, or 99.86%. The decrease was due to our management’s decision to temporarily suspend these operations resulting from lower coal prices and reduced market demand in China during the nine months ended September 30, 2025.

For the nine months ended September 30, 2025 and 2024, revenue from trading commission and consulting service was $421,275 and $1,039,985, respectively, representing a decrease of $618,710, or 59.49%. The decrease was mainly because a major project, which boosted revenue from consulting service during the nine months ended September 30, 2024, did not recur in the same period this year.

Gross Profit

The following table sets forth the breakdown of the gross profit for the nine months ended September 30, 2025 and 2024, respectively:

	Nine months ended September 30,				Variance
	2025	%	2024	%	Amount	%
Fast-Moving Consumer Goods (FMCG)	$26,251	6.77%	$13	-%	$26,237.6	100.00%
Supply Chain Financing/Trading	1,341	0.34%	142,866	12.36%	(141,525)	(99.06)%
Trading Commission and Consulting service	360,135	92.88%	1,012,893	87.64%	(652,758)	(64.44)%
Total Amount	$387,727	100.00%	$1,155,772	100.00%	$(768,045)	(66.45)%

Overall gross profit decreased by $768,045, or 66.45%, to $387,727 for the nine months ended September 30, 2025 from $1,155,772 for the same period last year. The decrease was primarily due to the decrease in gross profit from trading commission and consulting service, and supply chain financing/trading which were in line with the decrease in revenue for these two business segments during the nine months ended September 30, 2025. Although revenue from FMCG segment increased significantly for the nine months ended September 30, 2025, gross profit from this business segment did not increase simultaneously due to its low gross margin. Overall gross margin as a percentage of revenue was 15.62% for the nine months ended September 30, 2025, representing a decrease of 42.90 percentage points from 58.51% for the same period last year, mainly due to the decrease in gross margin for debt recovery consulting service fee, and our gross margin was further eroded by that of the FMCG segment, which accounted for a majority portion of total revenue during the nine months ended September 30, 2025.

Operating Expenses

The following table sets forth the breakdown of our operating expenses and operating expenses as a percentage of revenue for the nine months ended September 30, 2025 and 2024, respectively:

	Nine months ended September 30,
	2025		2024
	Amount	% of revenue	Amount	% of revenue
General and administrative expense	$3,757,862	151.35%	$4,195,166	212.38%
Stock compensation expense	1,085,000	43.70%	-	-
Selling expenses	681,483	27.45%	522,000	26.43%
Allowance for credit losses/doubtful accounts	29,416,788	1,184.78%	3,829,724	193.88%
Total operating expenses	$34,941,133	1,407.28%	$8,546,890	432.69%

For the nine months ended September 30, 2025, our general and administrative expenses were $3,757,862, representing a decrease of $437,304, or 10.42%, as compared to the same period last year. The decrease was primarily attributable to reduced salary, employee benefit and bonus expenses as a result of the implementation of cost-control measures, as well as a decrease in commission caused by decreased consulting service revenue during the nine months ended September 30, 2025.

For the nine months ended September 30, 2025, our stock compensation expense was $1,085,000, representing an increase of $1,085,000, as compared to the same period last year. On March 10, 2025, the Compensation Committee of the Board of Directors of the Company granted 500,000 shares of common stock, pursuant to the Company’s 2024 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries. As the closing price of the Company stock was $2.17 on March 10, 2025, the Company recorded an expense of $1.09 million in the first quarter of fiscal year 2025.

For the nine months ended September 30, 2025, our selling expenses were $681,483, representing an increase of $159,483, or 30.55%, as compared to the same period last year. The increase was primarily attributable to increased business entertainment expenses, resulting from our initiatives to expand into new business segments and acquire new customers.

For the nine months ended September 30, 2025, our allowance for credit losses/doubtful accounts was $29,416,788, representing an increase of $25,587,064, or 668.12%, as compared to the same period last year. The increase was primarily due to a provision for bad debts on related party receivables in connection with the disposal of a subsidiary during the nine months ended September 30, 2025.

Other Income (Expense), Net

For the nine months ended September 30, 2025, our net other income was $3,494,470, representing an increase of $4,470,763, as compared to the same period last year. The increase was primarily due to the gain on debt restructuring during the nine months ended September 30, 2025. On June 17, 2025, we entered into a settlement and forbearance agreement (“the Agreement”) with FT Global. Pursuant to the Agreement, we were required to pay an aggregate settlement amount of $2.0 million and issue a total of 1,700,000 shares of common stock. Upon the debt restructurings, we recognized a gain of $3.07 million which was recorded as gain on debt restructuring on the unaudited condensed consolidated statement of operations and comprehensive loss. The increase in net other income was also attributable to the absence of litigation-related compensation paid to FT Global during the nine months ended September 30, 2024, and no such cost was incurred during same period this year.

Net loss from continuing operations

For the nine months ended September 30, 2025, our net loss from continuing operations was $31,058,936, representing an increase of $22,691,525, or 271.19%, as compared to the same period last year. The increase was primarily due to the increase in operating expenses, as discussed above.

Gain on disposal of discontinued operations

Gain on disposal of discontinued operation was $28.24 million for the nine months ended September 30, 2025, which was related to the transfer of FTFT UK LIMITED, FTFT Finance UK Limited, Future Fintech Digital Number One US, LP, Future Fintech Digital Number One Offshore, LLC(Cayman), Future Fintech Digital Number One GP, LLC (USA), FTFT Digital Number One, Ltd.(Cayman), Future FinTech Labs Inc, Future Fintech Digital Capital, FTFT CAPITAL INVESTMENTS, DigiPay FinTech Limited, DCON DigiPay Limited-JPN and Global Key Shared Mall Ltd.

Earnings (loss) per Share

For the nine months ended September 30, 2025, basic and diluted loss per share from continuing operations were both $8.03, as compared to loss per share of $4.20 (both basic and diluted) for the same period last year. For the nine months ended September 30, 2025, basic and diluted earnings per share from discontinued operations was $6.82 and $6.81, respectively, as compared to loss per share of $0.80 (both basic and diluted) for the same period last year.

Liquidity and Capital Resources

We currently finance our business operations primarily through convertible notes and the sale of our common stock. Our current cash primarily consists of cash on hand and cash in bank. As of September 30, 2025, we had cash and cash equivalents of $6.89 million, representing an increase of $2.13 million from $4.77 million as of December 31, 2024.

Working Capital

Our working capital has historically been generated from our operating cash flows, advances from our customers and convertible notes. Our working capital was $40.54 million as of September 30, 2025, an increase of $32.94 million from working capital of $7.60 million as of December 31, 2024, mainly due to the increase in current assets, such as cash and cash equivalent and investment funds, and decrease in current liabilities, such as accrued expenses and other payables.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2025	2024
Net cash used in operating activities from continuing operations	$(28,707,319)	$(15,915,005)
Net cash provided by operating activities from discontinued operations	28,349,426	2,971,055
Net cash used in investing activities from continuing operations	(29,035,242)	(1,025,101)
Net cash provided by financing activities from continuing operations	31,828,548	2,409,280
Effect of exchange rate change on cash and cash equivalents	(310,054)	471,090
Net increase (decrease) in cash and cash equivalents	2,125,359	(11,088,681)
Cash and cash equivalents, beginning of period	4,765,865	16,159,657
Cash and cash equivalents, end of period	$6,891,224	$5,070,976

Operating Activities

Net cash used in operating activities from continuing operations amounted to $28.71 million for the nine months ended September 30, 2025, primarily due to i) a net loss from continuing operations of $31.06 million adjusted for non-cash activities including allowance for credit losses/doubtful accounts of $29.42 million, gain on debt restructuring of $3.07 million and share-based payments of $1.09 million, and ii) net changes in our operating assets and liabilities, which mainly include a) an increase in other receivables of $27.60 million, b) a decrease in accrued expenses and other payables of $1.52 million, which was partially offset by a) an increase in accounts payable of $1.36 million, b) an increase in advances from customers of $0.98 million, c) an increase in other non-current liabilities of $1.09 million, d) a decrease in accounts receivable of $0.59 million.

Net cash used in operating activities from continuing operations amounted to $15.92 million for the nine months ended September 30, 2024, primarily due to i) a net loss from continuing operations of $8.37 million adjusted for non-cash activities including allowance for credit losses/doubtful accounts of $3.83 million, and ii) net changes in our operating assets and liabilities, which mainly include a) an increase in advances to suppliers and other current assets of $8.11 million, b) an increase in other receivables of $5.25 million, c) a decrease in accounts payable of $1.54 million, which was partially offset by a decrease in accounts receivable of $2.74 million.

Investing Activities

Net cash used in investing activities from continuing operations amounted to $29.04 million for the nine months ended September 30, 2025, primarily due to prepayment for a business acquisition of $29.87 million, which was partially offset by repayment from debt investment of $0.70 million.

Net cash used in investing activities from continuing operations amounted to $1.03 million for the nine months ended September 30, 2024, primarily due to payment for debt investments of $1.80 million, which was partially offset by repayment from short term investment of $0.95 million.

Financing Activities

Net cash provided by financing activities from continuing operations amounted to $31.83 million for the nine months ended September 30, 2025, primarily consisting of i) proceeds from the issuance of common stock, net of issuance costs of $30.00 million, ii) proceeds from convertible notes payables of $1.80 million.

Net cash provided by financing activities from continuing operations amounted to $2.41 million for the nine months ended September 30, 2024, primarily consisting of proceeds from the issuance of common stock, net of issuance costs of $2.58 million, which was partially offset by repayment of amounts due to related parties of $0.10 million.

Contractual Obligations

The Company has no long-term fixed contractual obligations or commitments other than leases that are disclosed in Note 8 in the notes to our consolidated financial statements.

Off-balance sheet arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure of Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal interim financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We have engaged an outside consultant with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. We have adopted and are continuously implementing policies, procedures and practices recommended in the report of the consultant and have arranged internal control training for our employees and management on disclosure controls and procedures. We believe the measures described above will remediate the material weakness from the quarter identified above. The Company continues to make efforts to implement its existing and newly adopted procedures to improve our disclosure controls and internal controls over financing reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary.

Changes to Internal Control over Financial Reporting

Other than discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the nine months ended September 30, 2025 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 5, 2025)
3.2	Amended and Restated Bylaws of Future FinTech Group Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 26, 2025)
10.1	Form Securities Purchase Agreements dated July 24, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 31, 2025)
10.2	Form Pre-Paid Securities Purchase Agreements dated July 28, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 31, 2025)
10.3	Form Pre-Paid Purchase#1 Agreement dated July 28, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 31, 2025)
10.4	Form Registration Rights Agreement dated July 28, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on July 31, 2025)
10.5	Form Pre-Paid Purchase#2 Agreement dated September 22, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 26, 2025)
10.6	Waiver Letter dated September 22, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 26, 2025)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS*	Inline XBRL Instance Document*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	filed herewith

+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTURE FINTECH GROUP INC.

By:	/s/ Hu Li
Hu Li
Chief Executive Officer
(Principal Executive Officer)

November 14, 2025

By:	/s/ Ting Alina Oyang
Ting Alina Oyang
Chief Financial Officer
(Principal Financial and Accounting Officer)

November 14, 2025