Form 10-K
period 2025-12-31
Future FinTech Group Inc.
filed 2026-03-18
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission File Number 001-34502

Future FinTech Group Inc.

(Exact name of registrant as specified in its charter)

Florida	98-0222013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

02B-03A, 23/F, Sino Plaza, 255-257 Gloucester Road Causeway Bay, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: 888-622-1218

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	FTFT	Nasdaq Capital Market

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

The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant, based upon the closing price of $4.76 per share for shares of the registrant’s Common Stock on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NASDAQ Capital Market, was approximately $12.97 million. (The Company effected a 1-for-10 reverse stock split on April 1, 2025 and a 1-for-4 reverse stock split on January 20, 2026)

The number of shares of Common Stock outstanding as of March 16, 2026 was 5,240,544.

FUTURE FINTECH GROUP INC.

Annual Report on Form 10-K for Fiscal Year Ended December 31, 2025

i

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Annual Report”) of Future Fintech Group, Inc. (together with our direct or indirect subsidiaries, “we,” “us,” “our”, “the Company” or “Future FinTech”) includes forward-looking statements regarding, among other things, Future FinTech’s plans, strategies and prospects, both business and financial. Although Future FinTech believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Future FinTech cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” from time to time in Future FinTech’s filings with the SEC. Many of the forward-looking statements contained in this presentation may be identified by the use of forward-looking words such as “believe”, “expect”, “anticipate”, “should”, “planned”, “will”, “may”, “intend”, “estimated”, “aim”, “on track”, “target”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “seek”, “would”, “could”, “continue”, “ongoing”, “upside”, “increases” and “potential”, among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this presentation are set forth in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

Summary of Significant Risk Factors

The following is a summary of significant risk factors and uncertainties that may affect our business, which are discussed in more detail below in “Part I-Item 1A-Risk Factors” included in this Annual Report on Form 10-K:

Risks Related to Our Business

●	We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations and cause the value of our securities to significantly decline or be worthless.

●	An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations and financial results.

●	The supply chain financing service industry is an emerging and rapidly evolving industry in China and we might not achieve the development as we expected.

●	The supply chain financing service industry is increasingly competitive in China. If we fail to compete effectively, we may lose our customers and partners, which could materially and adversely affect our business, financial condition and results of operations.

●	We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

●	Our business depends on internet, our websites, network infrastructure and processing system.

●	Our listing readiness and preparatory consulting services business is in an early stage and is subject to regulatory interpretation and execution risks.

Risks Related to Doing Business in the PRC

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations.

●	Uncertainties and quick change in the interpretation and enforcement of Chinese laws and regulations with little advance notice could result in a material and negative impact our business operations, decrease the value of our shares of common stock and limit the legal protections available to us.

●	The Chinese government exerts substantial influence over the manner in which we must conduct our business as well as more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, and may intervene or influence our operations at any time, which could result in a material change in our operations, and significantly limit or completely hinder our ability to offer or continue to offer securities to investors and, and cause the value of our shares of common stock to significantly decline or be worthless.

●	There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC.

●	We could be restricted from paying dividends to shareholders due to PRC laws and other contractual requirements. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, and the WFOE, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets.

●	The Holding Foreign Companies Accountable Act, or the HFCA Act, and the related regulations are evolving quickly. Further implementations and interpretations of or amendments to the HFCA Act or the related regulations, or a PCOAB’s determination of its lack of sufficient access to inspect our auditor, might pose regulatory risks to and impose restrictions on us because of our operations in mainland China. A potential consequence is that our shares of common stock may be delisted by the exchange. The delisting of our common stock, or the threat of our common stock being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct full inspections of our auditor deprives our investors of the benefits of such inspections.

●	The filing with the China Securities Regulatory Commission (“CSRC”) is required in connection with any offering under New Overseas Listing Rules, and we currently are not in compliance with such rules and we may face sanctions and penalties by the CSRC or other PRC regulatory agencies for failure to timely file with the CSRC.

Risks Related to Our Common Stock

●	We are authorized to issue blank check preferred stock, which may be issued without shareholder approval and which may adversely affect the rights of holders of our Common Stock.

●	In recent years, our Common Stock has been in danger of being delisted from the NASDAQ Stock Market (“NASDAQ”).

●	We have implemented a reverse stock split to address Nasdaq minimum bid price requirements, and there can be no assurance that our common stock will maintain compliance with Nasdaq listing standards.

Other risks and uncertainties, including those listed under “Part I-Item 1A-Risk Factors”.

These factors should not be construed as exhaustive, and should be read with the other cautionary statements, and other information in this Annual Report on Form 10-K, and our other filings with the SEC.

PART I

ITEM 1 - BUSINESS

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

On February 27, 2023, Future FinTech (Hong Kong) Limited (“Buyer”), a company incorporated in Hong Kong and a wholly owned subsidiary of Future FinTech Group Inc. (the “Company”) entered into a Share Transfer Agreement (the “Agreement”) with Alpha Financial Limited, a company incorporated in Hong Kong (“Seller”) and sole owner and shareholder of Alpha International Securities (Hong Kong) Limited, a company incorporated in Hong Kong (“Alpha HK”) and Alpha Information Service (Shenzhen) Co., Ltd., a company incorporated in China (“Alpha SZ”). Alpha HK holds Type 1 ’Securities Trading’, Type 2 ‘Futures Contract Trading’ and Type 4 ’Securities Consulting’ financial licenses issued by the Hong Kong Securities and Futures Commission. Alpha SZ provides technical support services to Alpha HK. The share transfer transaction was approved by the Securities and Futures Commission of Hong Kong (“SFC”) in August 2023 and the acquisition was closed on November 7, 2023. The names of the two entities were subsequently changed to ‘FTFT International Securities and Futures Limited’ and ‘FTFT Information Services (Shenzhen) Co. Ltd.’, respectively. The activities conducted by this Hong Kong subsidiary are included in our Trading Commission and Consulting services segment.

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

On January 8, 2026, the Company filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment, the Company has authorized and approved a 1-for-4 reverse stock split of the Company’s authorized shares of common stock from 600,000,000 shares to 150,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The common stock will continue to be $0.001 par value. The Company will round up the fractional shares that result from the Reverse Stock Split and no fractional shares will be issued in connection with the Reverse Stock Split and no cash or other consideration will be paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. The current pre-split number of shares of commons stock outstanding is 20,193,311 and the post-split number of shares outstanding will be approximately 5,048,328. No changes are being made to the number of preferred shares of the Company which remain as 10,000,000 preferred shares as authorized but not issued. The amendment to the Articles of Incorporation of the Company took effect at 1:00pm E.T. on January 8, 2026.

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

On December 16, 2025, the Company through its wholly owned subsidiary Future Commercial Group Ltd. (the “Seller”), completed the disposition of 100% of the equity interests of Future Commercial Management (Hainan) Co., Ltd. (the “Subsidiary”) to Xi’an Yinshi Trading Co., Ltd. (the “Buyer”). The disposition was completed pursuant to a Share Transfer Agreement dated November 18, 2025 (the “Agreement”) among the Seller and the Buyer (the “Disposition”). The assets disposed of consisted of all of the issued and outstanding equity interests of the Subsidiary, a PRC entity previously wholly owned and consolidated by the Company. Upon completion of the Disposition, the Subsidiary ceased to be a subsidiary of the Company.

Our organizational structure as of March 16, 2026 is set forth in the diagram:

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

We are in the process of expanding into listing readiness and preparatory consulting services, which are conducted primarily through our Hong Kong subsidiary, Future FinTech (Hong Kong) Limited, a company incorporated in Hong Kong. In certain limited circumstances, these services may also involve our PRC subsidiary, Future Information Service (Shenzhen) Co., Ltd., a company organized under the laws of the People’s Republic of China. All activities relating to this business have been conducted outside of the United States and are expected to continue to be conducted outside of the United States. This business line provides corporate consulting services to private companies that are evaluating or preparing for a potential public listing. Our services include assistance with internal control readiness, financial reporting preparation, corporate governance structuring, coordination with auditors and legal counsel, other preparatory matters relating to listing readiness, and assistance in completing the proposed offering and listing. Neither we nor our subsidiaries, Future FinTech (Hong Kong) Limited and Future Information Service (Shenzhen) Co., Ltd., engage in underwriting, securities brokerage, placement agent services, investor solicitation, or similar activities in the United States or in any other jurisdiction where we do not hold the required license or registration. Any securities offerings undertaken by our clients are conducted by licensed underwriters, broker-dealers, or other appropriately registered financial institutions retained directly by such clients.

As of the date of this report, Future FinTech (Hong Kong) Limited and Future Information Service (Shenzhen) Co., Ltd. have entered into consulting agreements with a limited number of clients and have received certain advance payments under such agreements. For the fiscal year ended December 31, 2025, the company recognized revenue of $135,605.61. This business line remains in an early stage of development, and our ability to expand these services will depend on market conditions, client demand, regulatory developments, and our ability to execute our consulting engagements effectively. For additional details, see “ITEM 1A – RISK FACTORS – Risk Related to Our Business - Our listing readiness and preparatory consulting services business is in an early stage and is subject to regulatory interpretation and execution risks, and our ability to develop this business may be affected by regulatory developments and market conditions.”

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

During fiscal year 2025, due to reduced activity in the domestic bulk commodity trading market in China and management’s reassessment of credit exposure and capital allocation priorities, we significantly scaled down this business segment. As a result, revenues generated from supply chain financing and trading activities declined substantially compared to fiscal year 2024.

As of the date of this report, this business line represents an immaterial portion of our total revenues. We continue to evaluate market conditions and our strategic focus, and there can be no assurance that we will resume this business at historical levels or that future market conditions will support meaningful growth in this segment.

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

Proposed Acquisition of TansGen SC Tech Limited

In September 2025, the board of directors approved a proposal to pursue a potential acquisition of TansGen SC Tech Limited (the “Target”), as part of the Company’s ongoing strategic transition and expansion initiatives.

Since the fourth quarter of 2025, the Company has been engaged in preliminary negotiations with the Target. As of the date of this report, no definitive acquisition agreement has been executed. The Company is still conducting financial, legal and operational due diligence and valuation procedures during the first quarter of fiscal year 2026. The execution of any definitive agreement remains subject to the completion of due diligence, negotiation of final terms, regulatory approvals (if applicable), and other customary closing conditions.

There can be no assurance that a definitive agreement will be executed, that the proposed acquisition will be completed, or that, if completed, the transaction will achieve the anticipated strategic or financial benefits. As of December 31, 2025, no assets or liabilities related to the proposed transaction have been recognized in the Company’s consolidated financial statements.

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

FTFT International Securities and Futures Ltd. (“FTFT Securities”), founded in 2010, is a HKSFC approved and licensed corporation (Central Number: ATR(516)) and holds type 1, type 2 and type 4 activities licenses. FTFT Securities is also a Hong Kong stock exchange participant and strictly follows the securities and futures regulations to provide customers with safe and reliable securities trading services.

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

The HKSFC is an independent statutory body which administers the HKSFO and is responsible for regulating the securities and the futures industry in Hong Kong, including Brokers, investment advisers, fund managers, and intermediaries carrying out the regulated activities as listed in “-Licensing Regime Under the HKSFO-Types of Regulated Activities” below. The HKSFC works to strengthen and protect the integrity and soundness of Hong Kong’s securities and futures markets for the benefit of investors and the industry.

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

The Fit and Proper Guidelines apply to a number of persons including the following:

●	an individual who applies for license or is licensed under Part V of the HKSFO;

●	a licensed representative who applies for approval or is approved as a responsible officer under Part V of the HKSFO;

●	a corporation which applies for license or is licensed under Part V of the HKSFO;

●	an authorized financial institution which applies for registration or is registered under Part V of the HKSFO;

●	an individual whose name is to be or is entered in the register maintained by the Hong Kong Monetary Authority under section 20 of the Banking Ordinance (Cap. 155) of Hong Kong; and

●	an individual who applies to be or has been given consent to act as an executive director of a registered institution under section 71C of the Banking Ordinance (Cap. 155 of Hong Kong).

Section 129(2) of the HKSFO empowers the HKSFC to take into consideration any of the following in considering whether a person is fit and proper:

●	decisions made by such relevant authorities as stated in section 129(2)(a) of the HKSFO or any other authority or regulatory organization, whether in Hong Kong or elsewhere, in respect of that person;

●	in the case of a corporation, any information relating to:

●	any other corporation within the group of companies; or

●	any substantial shareholder or officer of the corporation or of any of its group companies;

●	in the case of a corporation licensed under section 116 or 117 of the HKSFO or registered under section 119 of the HKSFO or an application for such license or registration:

●	any information relating to any other person who will be acting for or on its behalf in relation to the regulated activity; and

●	whether the person has established effective internal control procedures and risk management systems to ensure its compliance with all applicable regulatory requirements under any of the relevant provisions;

●	in the case of a corporation licensed under section 116 or section 117 of the HKSFO or an application for the license, any information relating to any person who is or to be employed by, or associated with, the person for the purposes of the regulated activity; and

●	the state of affairs of any other business which the person carries on or proposes to carry on.

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

Obligation for substantial shareholders

A person shall, in relation to a corporation, be regarded as a substantial shareholder of the corporation if he, either alone or with any of his associates-

(a)	has an interest in shares in the corporation-

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

Employees

As of December 31, 2025, we had 30 full-time employees and 3 part-time employees. None of our employees are covered by a collective bargaining agreement as of the date of this Report. We consider our relationships with our employees to be good.

ITEM 1A - RISK FACTORS

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

FT Global has registered the Court’s judgment in the United States District Court for Southern District of New York (“NY Court”), where FT Global has brought a motion requiring the Company to turn over its stock in its subsidiary companies. The Company has filed an opposition to the motion, arguing that according to the New York statute the NY Court should first determine that the value of the stock in the subsidiary is insufficient to satisfy the judgment as the Company believe the request for turnover is premature before a valuation hearing. On August 28, 2024, NY Court granted FT Global’s motion for turnover of Defendant’s shares in Defendant’s wholly-owned subsidiaries as Defendant 1) failed to satisfy the $10.8 million judgment rendered in the Northern District of Georgia and registered in the Southern District of New York, and 2) is in possession of money and property in which it has an interest. The NY Court ordered Defendant shall turn over the shares, membership, or limited partnership interests in all of its subsidiaries, and the corporate seals of its China and Hong Kong-based subsidiaries, to the U.S. Marshal for auction or sale until the judgment is satisfied. Pursuant to the order issued by the United States District Court for the Southern District of New York on August 28, 2024, the United States Marshal for the Southern District of New York (“U.S. Marshal”) sold the securities of the subsidiaries of the Company other than those in Hong Kong and China in auction of: (i) all of the membership interests in Future Fintech Digital Capital Management LLC; (ii) all of the outstanding shares of FTFT UK Limited; (iii) the corporate seal of DigiPay FinTech Limited; (iv) the corporate seal of GlobalKey SharedMall Limited; (iv) all of the outstanding shares of Future Fintech Labs Inc.; and (v) all of the outstanding shares of Future Fintech Digital Number One GP, LLC (USA) to Alec Orudjiev, the general counsel of FT Global for $25,000 on December 18, 2024. On December 6, 2024, the Company agreed to sell all issued and outstanding shares of FTFT SuperComputing Inc. a wholly owned subsidiary of the Company (“FTFT SuperComputing”) to DDMM Capital LLC (the “Buyer”) for a purchase price that equals to: (i) the assumption of the obligations of FTFT SuperComputing totaling $973,072.24 and (ii)$1,000,000, which was paid to an account at Olshan Frome Wolosky LLP to satisfy, in part, the right of payment held by FT Global Capital, Inc. arising from the judgment entered in favor of FT Global and against the Company registered in the Southern District of New York and all matters pertaining to such litigation. The Company has appealed the turnover order of the NY Court for the auction of securities of the subsidiaries of the Company in Hong Kong and China to the United States Court of Appeals for the Second Circuit and is waiting for the final decision of the Court of Appeals. On February 6, 2025, FT Global filed a motion (“Motion”) in the NY Court, amended on February 12, 2025, seeking a turnover order for 39,825,939 unissued shares of the Company’s common stock for sale to satisfy the judgement. On June 17, 2025, the Company entered into a settlement and forbearance agreement with FT Global, pursuant to which the company is required to pay FT Global an aggregate amount of $4.0 million over an 18-month period. For the fiscal year ended December 31, 2024 and 2025, the Company paid $1.97 million and $1.85 million, respectively, towards accrued expenses and other payables.

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

Our listing readiness and preparatory consulting services business is in an early stage and is subject to regulatory interpretation and execution risks, and our ability to develop this business may be affected by regulatory developments and market conditions.

We have recently expanded into listing readiness and preparatory consulting services, which are conducted primarily through our Hong Kong subsidiary, Future FinTech (Hong Kong) Limited, a company incorporated in Hong Kong. In certain limited circumstances, these services may also involve our PRC subsidiary, Future Information Service (Shenzhen) Co., Ltd., a company organized under the laws of the People’s Republic of China. All activities relating to this business have been conducted outside of the United States and are expected to continue to be conducted outside of the United States. These services consist of corporate consulting support to private companies that are evaluating or preparing for a potential public listing, including assistance with internal control readiness, financial reporting preparation, corporate governance structuring, coordination with auditors and legal counsel, general preparatory matters relating to listing readiness, and assistance in completing the proposed offering and listing. Neither we, nor our subsidiaries, Future FinTech (Hong Kong) Limited and Future Information Service (Shenzhen) Co., Ltd., engage in underwriting, securities brokerage, placement agent services, or investor solicitation activities in the United States or in any other jurisdiction where we do not hold the required license or registration. Any securities offerings undertaken by our clients are conducted by licensed underwriters, broker-dealers, or other appropriately registered financial institutions retained directly by such clients.

Although we believe our activities are structured as consulting services and are conducted in a manner intended to avoid requiring securities brokerage or similar licenses, the application of securities laws and related regulations in various jurisdictions may involve fact-specific determinations and regulatory interpretation. If regulatory authorities were to determine that additional licensing, registration, or approvals are required in connection with our activities, we could be required to modify our business model, obtain additional approvals, incur increased compliance costs, or suspend certain services.

In addition, this business line is in an early stage of development. As of the date of this report, Future FinTech (Hong Kong) Limited and Future Information Service (Shenzhen) Co., Ltd. have entered into consulting agreements with a limited number of clients. For the fiscal year ended December 31, 2025, the company recognized revenue of $135,605.61. the Company did not recognize any revenue from these services. Client projects remain in preliminary stages, and there can be no assurance that such engagements will progress to completed public listings or generate significant revenue in future periods. Our ability to develop this business will depend on market conditions, client readiness, regulatory developments, and our ability to execute our consulting engagements effectively.

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

Shanchun Huang has control over key decision making as a result of his control of a substantial amount of our voting stock.

Shanchun Huang, indirectly and directly beneficially owns 2,250,000 shares, or approximately 42.93% of our outstanding common stock as of March 16, 2026. Wealth Index Capital Limited (the “WICL”) is the record shareholder directly holds 2,250,000 shares of the Company’s common stock, representing approximately 42.93% of the Company’s 5,240,544 outstanding shares of common stock as of March 16, 2026 based on information from the Company’s transfer agent. Mr. Shanchun Huang is the sole member of WICL, holds 100% ownership in WICL. As such, Mr. Huang may be deemed a beneficial owner of the 2,250,000 shares of the Company’s common stock directly held by WICL pursuant to Section 13(d)(3) of the Act. Mr. Shanchun Huang’s beneficial ownership of 42.93% of Future FinTech’s issued and outstanding common stock will likely give him the ability to control the outcome of matters submitted to shareholders for approval, including but not limited to the election of directors and any merger, consolidation, or sale of all or substantially all of the Company’s assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of the Company’s assets that other shareholders support, or conversely this concentrated control could result in the consummation of such a transaction that other shareholders do not support. This concentrated control could also discourage a potential investor from acquiring the common stock of the Company due to the limited voting power of such shares. As a shareholder, even a controlling shareholder, Mr. Shanchun Huang is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our shareholders generally.

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

For more information regarding these and other provisions, see the exhibit titled “Description of Our Securities - Anti-Takeover Effects of Certain Provisions of Florida Law.”

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

 On January 8, 2026, the Company filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment, the Company has authorized and approved a 1-for-4 reverse stock split of the Company’s authorized shares of common stock from 600,000,000 shares to 150,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The common stock will continue to be $0.001 par value. The Company will round up the fractional shares that result from the Reverse Stock Split and no fractional shares will be issued in connection with the Reverse Stock Split and no cash or other consideration will be paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split. The current pre-split number of shares of commons stock outstanding is 20,193,311 and the post-split number of shares outstanding will be approximately 5,048,328. No changes are being made to the number of preferred shares of the Company which remain as 10,000,000 preferred shares as authorized but not issued. The amendment to the Articles of Incorporation of the Company took effect at 1:00pm E.T. on January 8, 2026.

We have implemented a reverse stock split to address Nasdaq minimum bid price requirements, and there can be no assurance that our common stock will maintain compliance with Nasdaq listing standards.

Our common stock is listed on The Nasdaq Stock Market. Nasdaq requires, among other things, that listed companies maintain a minimum bid price of $1.00 per share. In order to address prior or potential non-compliance with the minimum bid price requirement, we effected a 1-for-4 reverse stock split on January 20, 2026. Although the reverse stock split increased the per-share trading price of our common stock, there can be no assurance that the bid price of our common stock will remain at or above the minimum level required by Nasdaq.

Reverse stock splits do not directly affect the underlying value of a company and are often viewed negatively by the market. The market price of our common stock may decline following the reverse stock split for a variety of reasons, including market perceptions regarding our business, reduced liquidity due to a lower number of shares outstanding, general market conditions, or other factors unrelated to our financial performance. If the bid price of our common stock were to fall below $1.00 per share for an extended period in the future, we could again be subject to deficiency notices, compliance periods, or potential delisting proceedings by Nasdaq.

A delisting of our common stock from Nasdaq could materially and adversely affect the liquidity and market price of our securities, limit our ability to raise capital, reduce analyst coverage, and decrease investor confidence. While we intend to monitor our continued compliance with Nasdaq listing requirements, we may not be able to maintain compliance with the minimum bid price requirement or other listing standards in the future.

ITEM 1B - UNRESOLVED STAFF COMMENTS

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

ITEM 2 - PROPERTIES

We have closed Our principal executive office located at Americas Tower, 1177 Avenue of The Americas, Suite 5100, New York, NY 10036 since December 31, 2025. We also lease offices at Room 603A, Tower A, Oriental Media Center, No.4, Guanghua Rd, Chaoyang District, Beijing, China for a term from September 26, 2024 to September 25, 2026; FTFT International Securities and Futures Limited leases an office at 02B-03A Floor 23, Sino Plaza, 255-257 Gloucester Road, Causeway Bay, Hong Kong from May 7, 2024 to May 6, 2027. Our Xi’an office is at 12 floor, Hang Tou Cai Fu Building, Hang Tian Zhong Road, Changan District, Xi’an, China from January 1, 2025 to December 31, 2026.

ITEM 3 - LEGAL PROCEEDINGS

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

As of the date of this report, the Settlement and Forbearance Agreement remains in effect and the parties are in compliance with the terms.

Shareholders Lawsuit (LaBelle and Janzen)

The LaBelle case is a putative securities class action filed in January 2024 and is pending in the District of New Jersey.  Denise LaBelle (“Plaintiff”) alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act by making materially false or misleading statements in the company’s public filings and disclosures relating to the former Chief Executive Officer of the Company Mr. Shanchun Huang and charges filed by the SEC against Mr. Shanchun Huang with manipulative trading in the stock of the Company using an offshore account shortly before he became the Company’s CEO in 2020 and failing to disclose his beneficial ownership.  Mr. Huang has denied the allegations of trading before he became CEO. Plaintiff claims that these alleged misstatements caused the Company’s stock to trade at artificially inflated prices, harming investors when the truth was revealed. The lead plaintiff and lead counsel were appointed in September 2024.  The Company was served in September 2024. On July 28, 2025, the Plaintiff filed an amended complaint, which the Company and other defendants intend to move to dismiss. On January 20, 2026, the Company and certain of its current and former officers and directors filed a motion to dismiss the derivative complaint pursuant to Rules 12(b)(5) and 12(b)(6) of the Federal Rules of Civil Procedure in the United States District Court for the District of New Jersey.

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

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on the Nasdaq Capital Market under the symbol “FTFT.” Prior to December 31, 2018, our stock traded on the Nasdaq Global Market, and before that, on the NYSE Amex.

As of March 16, 2026, there were 5,240,544 shares of our Common Stock issued and outstanding, and the Company had approximately 34 record holders of Common Stock. The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended December 31, 2025 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2025, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	-	$-	5,000,000
Equity compensation plans not approved by stockholders	-	$-	-
Total	-	$-	5,000,000

(1)	At the Company’s 2025 Annual Meeting of Stockholders, stockholders approved an equity incentive plan authorizing the issuance of up to 5,000,000 shares of the Company’s common stock. The amounts presented in the table above reflect the number of shares authorized under the plan as of December 31, 2025. On January 20, 2026, the Company effected a 1-for-4 reverse stock split, and the number of shares authorized under the plan was proportionately adjusted to approximately 1,250,000 shares.

As of December 31, 2025, no awards had been granted under the plan, and no shares were subject to outstanding options, warrants, or other rights. The Company has not filed a registration statement on Form S-8 with respect to the shares reserved under the plan.

ITEM 6 - [RESERVED]

Not Applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent strategic changes include:

●	Exit from Variable Interest Entity (“VIE”) operations in China – Our VIE, E-Commerce Tianjin, generated minimal revenue since 2021 and was deregistered on March 7, 2024.

●	Disposal of Hong Kong asset management operations – In November 2024, we sold our remaining 42.86% interest in Nice Talent Asset Management Limited for approximately $300,000 and ceased asset management activities in Hong Kong.

●	Sale of cryptocurrency mining operations – On December 9, 2024, we sold FTFT Super Computing Inc., including the assumption of approximately $973,000 in liabilities and $1.0 million applied toward a litigation judgment.

●	Disposition of multiple subsidiaries – On December 18, 2024, we sold Future Fintech Digital Capital Management LLC, FTFT UK Limited, DigiPay FinTech Limited, Global Key Shared Mall Ltd., Future Fintech Labs Inc., and Future Fintech Digital Number One GP, LLC through a court-ordered auction for $25,000. On November 18, 2025, we sold Future Commercial Management (Hainan) Co., Ltd. to Xi’an Yinshi Trading Co., Ltd. for $1.4 million (RMB 10 million).

●	Closure of Paraguay cryptocurrency venture – FTFT Paraguay S.A., acquired in 2022, was dissolved in December 2023 after we were unable to develop planned operations.

As of December 31, 2025, our principal business operations consist of: sale of fast-moving consumer goods; commission-based trading and consulting services; and supply chain financing and trading.

We currently have one directly controlled subsidiary, Future FinTech (Hong Kong) Limited.

Fast-Moving Consumer Goods (“FMCG”)

Since the third quarter of 2024, we entered into FMCG business to tap into the fast-growing online retail market. We operate an online store on reputable e-commerce platform and focus on sales of non-alcoholic beverage and dairy beverages. The business model relies on selling large quantities of goods to generate revenue, as the profit margin on each individual item is usually slim.

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

We sign purchase and sale agreements with suppliers and buyers. The suppliers are responsible for the supply and transportation of goods to the end users’ designated freight yard or transfer the title to us in certain warehouses. We also provide trading service as we don’t take control over the ownership of the goods but receive an agent service fee for the transaction. For the sale of goods where we obtain control of the goods before transferring them to the customer, we recognize revenue based on the gross revenue amount billed to customers as sales of goods. We consider multiple factors when determining whether we obtain control of the goods, including evaluating if we can establish the price of the goods, retain inventory risk for tangible goods or have the responsibility for ensuring acceptability of the goods. We recognize net revenue as agent services for the sales of coals, aluminum ingots, and steel when no control is obtained throughout the transactions. We select customers and suppliers that have good credit and reputation.

However, due to the continuous decline in coal prices and weakening market demand in China, we have significantly scaled down our supply chain financing and trading business segment since late 2025. This business segment generated limited revenue during the year ended December 31, 2025, and we may continue to conduct certain related activities in 2026 depending on market conditions.

Trading Commission and Consulting services

FTFT International Securities and Futures Limited, a company we acquired in November 2023, provides brokerage and investment banking services in Hong Kong. FTFT International Securities and Futures Limited holds Type 1 “Securities Trading”, Type 2 “Futures Contract Trading” and Type 4 “Securities Consulting” financial licenses issued by the Hong Kong Securities and Futures Commission.

Meanwhile, we also provide integrated business and financial consulting services that helps our customers turn ambitious goals into financial realities. Through our deep industry expertise, we partner closely with our customers to diagnose complex challenges, develop data-backed strategies, and drive seamless execution. Our consulting services includes but not limited to debt recovery consulting service, listing and financing consulting service etc.

Critical Accounting Policies and Estimates

Discontinued Operations

On March 7, 2024, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited was dissolved and deregistered. The loss on disposal was $45,487.54.

On September 4, 2024, Tianjin Future Private Equity Fund Management Partnership (Ltd Partnership) was dissolved and deregistered. The loss on disposal was $22.46.

On October 18, 2024, Nice Talent Asset Management Limited (“NTAM”) was disposed of for a consideration of $0.31 million (HK$2.40 million). The loss on disposal was $2.32 million.

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

On February 3, 2025, FTFT UK LIMITED, FTFT Finance UK Limited, Future Fintech Digital Number One US, LP, Future Fintech Digital Number One Offshore, LLC (Cayman), Future Fintech Digital Number One GP, LLC (USA), FTFT Digital Number One, Ltd. (Cayman), Future FinTech Labs Inc, Future Fintech Digital Capital, FTFT CAPITAL INVESTMENTS, DigiPay FinTech Limited, DCON DigiPay Limited-JPN and Global Key Shared Mall Ltd were disposed of for a consideration of US$25,000 after a court auction sale. The gain on disposal was $28.26 million.

On December 16, 2025, Future Commercial Management (Hainan) Co., Ltd. was disposed of for a consideration of $1.4 million (RMB 10.0 million). The gain on disposal was $52,749.

Segment Information Reclassification

We classified our business segments into Trading Commission and Consulting services, Fast-Moving Consumer Goods (FMCG), and Supply Chain Financing and Trading.

Uses of Estimates in the Preparation of Financial Statements

Our consolidated financial statements have been prepared in accordance with US GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but are not limited to, the expected credit losses for receivables, estimated useful life and residual value of property and equipment, impairment of long-lived assets, provision for staff benefits, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our consolidated financial statements.

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

Revenue Recognition

The Company applies the five steps defined under ASC 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We assess our revenue arrangements against specific criteria in order to determine if it is acting as principal or agent. Revenue arrangements with multiple performance obligations are divided into separate distinct goods or services. We allocate the transaction price to each performance obligation based on the relative standalone selling price of the goods or services provided. Revenue is recognized upon the transfer of control of promised goods or services to a customer. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers.

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

Other comprehensive income (loss) for the years ended December 31, 2025 and 2024 represented foreign currency translation adjustments and were included in the consolidated statements of operation and comprehensive loss.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or it is reasonably possible that these assets could become impaired as a result of technological or other industrial changes. The determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the accompanying consolidated financial statements. See Note 2. Summary of Significant Accounting Policies, to our Consolidated Financial Statements for a description of applicable recent accounting pronouncements.

Results of Operations for the Years Ended December 31, 2025 and 2024

The following table summarizes the results of our operations during the years ended December 31, 2025 and 2024, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such fiscal years.

	For the Years Ended December 31,		Variance
	2025	2024	Amount	%
REVENUE	$3,829,805	$2,114,410	$1,715,395	81.13%
Cost of revenue	3,421,485	876,471	2,545,014	290.37%
Gross profit	408,320	1,237,939	(829,619)	(67.02)%

OPERATING EXPENSES
General and administrative expenses	4,343,383	4,702,662	(359,279)	(7.64)%
Stock-based compensation	1,085,000	670,980	414,020	61.70%
Selling expenses	848,313	635,918	212,395	33.40%
Allowance for credit losses/doubtful accounts	28,138,746	28,113,978	24,768	0.09%
Total operating expenses	34,415,442	34,123,538	291,904	0.86%

LOSS FROM OPERATIONS	(34,007,122)	(32,885,599)	(1,121,523)	3.41%

OTHER INCOME (EXPENSES)
Interest income	61,807	691,257	(629,450)	(91.06)%
Interest expenses	(128,170)	(107,732)	(20,438)	18.97%
Amortization of debt issuance costs	(20,475)	-	(20,475)	(100.00)%
Gain on Debt Restructuring	2,979,948	-	2,979,948	100.00%
Other income (expenses), net	167,758	(1,436,931)	1,604,689	(111.67)%
Total other income (expenses), net	3,060,868	(853,406)	3,914,274	(458.66)%

Loss from Continuing Operations before Income Tax	(30,946,254)	(33,739,005)	2,792,751	(8.28)%
Net loss from continuing operations	(30,946,254)	(33,739,005)	2,792,751	(8.28)%
Net income from discontinued operations	28,192,255	559,318	27,632,937	4,940.47%
Net loss	(2,753,999)	(33,179,687)	30,425,688	(91.70)%
COMPREHENSIVE LOSS ATTRIBUTABLE TO Future Fintech Group, Inc.	$(4,243,687)	$(32,995,434)	$28,751,747	(87.14)%

Revenue

The following table sets forth the breakdown of our revenues for the years ended December 31, 2025 and 2024, respectively:

	For the Years Ended December 31,
	2025	2024	Change
	Amount	Amount	Amount	%
Fast-Moving Consumer Goods (“FMCG”)	$3,259,845	$25,537	$3,234,308	12,665.18%
Supply Chain Financing/Trading	1,349	957,708	(956,359)	(99.86)%
Trading Commission and Consulting services	568,611	1,131,165	(562,554)	(49.73)%
Total revenue	$3,829,805	$2,114,410	$1,715,395	81.13%

Revenue from sales of FMCG increased by $3,234,308, or 12,665.18%, from $25,537 for the year ended December 31, 2024 to $3,259,845 for the year ended December 31, 2025. The increase was primarily attributable to the Company’s strategic expansion into the FMCG sector in September 2024, which significantly contributed to revenue growth during the year ended December 31, 2025.

Revenue from supply chain financing/trading decreased by $956,359, or 99.86%, from $957,708 for the year ended December 31, 2024 to $1,349 for the year ended December 31, 2025. The decrease was due to our management’s decision to temporarily suspend these operations resulting from lower coal prices and reduced market demand in China during the year ended December 31, 2025.

Revenue from trading commission and consulting services decreased by $562,554, or 49.73%, from $1,131,165 for the year ended December 31, 2024 to $568,611 for the year ended December 31, 2025. The decrease was mainly because a major project, which boosted revenue from consulting service during the year ended December 31, 2024, did not recur during the year ended December 31, 2025.

Gross Profit

The following table sets forth the breakdown of the gross profit for the years ended December 31, 2025 and 2024, respectively:

	For the Years Ended December 31,				Variance
	2025	%	2024	%	Amount	%
Fast-Moving Consumer Goods (FMCG)	$33,144	8.12%	$138	-%	$33,006	23,917.39%
Supply Chain Financing/Trading	1,347	0.33%	163,753	13.23%	(162,406)	(99.18)%
Trading Commission and Consulting services	373,829	91.55%	1,074,048	86.77%	(700,219)	(65.19)%
Total Amount	$408,320	100.00%	$1,237,939	100.00%	$(829,619)	(67.02)%

Overall gross profit decreased by $829,619, or 67.02%, to $408,320 for the year ended December 31, 2025 from $1,237,939 for the year ended December 31, 2024. The decrease was primarily due to the decrease in gross profit from trading commission and consulting services, and supply chain financing/trading which were in line with the decrease in revenue for these two business segments for the year ended December 31, 2025. Although revenue from the FMCG segment increased significantly for the year ended December 31, 2025, gross profit from this business segment did not increase simultaneously due to its low gross margin. Overall gross margin as a percentage of revenue was 10.66% for the year ended December 31, 2025, representing a decrease of 47.89 percentage points from 58.55% for the year ended December 31, 2024, mainly due to the decrease in gross margin for debt recovery consulting service fee, and our gross margin was further eroded by that of the FMCG segment, which accounted for a majority portion of total revenue for the year ended December 31, 2025.

Operating Expenses

The following table sets forth the breakdown of our operating expenses and operating expenses as a percentage of revenue for the years ended December 31, 2025 and 2024, respectively:

	For the Years Ended December 31,
	2025		2024		Variance
	Amount	% of revenue	Amount	% of revenue	Amount	% of
General and administrative expense	$4,343,383	113.41%	$4,702,662	222.41%	$(359,279)	(7.64)%
Stock compensation expense	1,085,000	28.33%	670,980	31.73%	414,020	61.70%
Selling expenses	848,313	22.15%	635,918	30.08%	212,395	33.40%
Allowance for credit losses/doubtful accounts	28,138,746	734.73%	28,113,978	1,329.64%	24,768	0.09%
Total operating expenses	$34,415,442	898.62%	$34,123,538	1,613.86%	$291,904	0.86%

General and administrative expenses decreased by $359,279, or 7.64%, from $4,702,662 for the year ended December 31, 2024 to $4,343,383 for the year ended December 31, 2025. The decrease was primarily attributable to reduced salary, employee benefit and bonus expenses as a result of the implementation of cost-control measures, as well as a decrease in commission caused by decreased consulting service revenue for the year ended December 31, 2025.

Stock compensation expense increased by $414,020 or 61.70%, from $670,980 for the year ended December 31, 2024 to $1,085,000 for the year ended December 31, 2025. On March 10, 2025, the Compensation Committee of the Board of Directors of the Company granted 125,000 shares of common stock, pursuant to the Company’s 2024 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries. As the closing price of the Company stock was $8.68 on March 10, 2025, the Company recorded an expense of $1.09 million in the year ended December 31, 2025.

Selling expenses increased by $212,395, or 33.40%, from $635,918 for the year ended December 31, 2024 to $848,313 for the year ended December 31, 2025. The increase was primarily attributable to increased business entertainment expenses, resulting from our initiatives to expand into new business segments and acquire new customers.

Allowance for credit losses/doubtful accounts increased slightly by $24,768, or 0.09%, from $28,113,978 for the year ended December 31, 2024 to $28,138,746 for the year ended December 31, 2025. Our management will continue monitoring and putting effort in collection of receivables to lower the level of the allowance.

Other Income (Expense), Net

Net other income increased by $3,914,274 or 458.66%, from net other expense of $853,406 for the year ended December 31, 2024 to net other income of $3,060,868 for the year ended December 31, 2025. The increase was primarily due to the gain on debt restructuring during the year ended December 31, 2025. On June 17, 2025, we entered into a settlement and forbearance agreement (“the Agreement”) with FT Global. Pursuant to the Agreement, we were required to pay an aggregate settlement amount of $2.0 million and issue a total of 425,000 shares of common stock. Upon the debt restructurings, we recognized a gain of $3.07 million which was recorded as gain on debt restructuring on the consolidated statements of operations and comprehensive loss. The increase in net other income was also attributable to the absence of litigation-related compensation paid to FT Global during the year ended December 31, 2024, and no such cost was incurred during the year ended December 31, 2025.

Net Loss From Continuing Operations

Net loss from continuing operations decreased by $2,792,751, or 8.28%, from $33,739,005 for the year ended December 31, 2024 to $30,946,254 for the year ended December 31, 2025. The decrease was primarily due to the increase in other income, net as discussed above.

Gain on Disposal of Discontinued Operations

Gain on disposal of discontinued operations was $28.31 million for the year ended December 31, 2025, which was related to the transfer of FTFT UK LIMITED, FTFT Finance UK Limited, Future Fintech Digital Number One US, LP, Future Fintech Digital Number One Offshore, LLC (Cayman), Future Fintech Digital Number One GP, LLC (USA), FTFT Digital Number One, Ltd. (Cayman), Future FinTech Labs Inc, Future Fintech Digital Capital, FTFT CAPITAL INVESTMENTS, DigiPay FinTech Limited, DCON DigiPay Limited-JPN, Global Key Shared Mall Ltd. and Future Commercial Management (Hainan) Co., Ltd.

Earnings (Loss) per Share

For the year ended December 31, 2025, basic and diluted loss per share from continuing operations were both $15.52, as compared to loss per share of $64.49 (both basic and diluted) for the year ended December 31, 2024. For the year ended December 31, 2025, basic and diluted earnings per share from discontinued operations were both $13.21, as compared to earnings per share of $1.50 and $1.49 for the year ended December 31, 2024, respectively.

Liquidity and Capital Resources

We currently finance our business operations primarily through convertible notes and the sale of our common stock. Our current cash primarily consists of cash on hand and cash in bank. As of December 31, 2025, we had cash and restricted cash of $5.08 million, representing an increase of $0.31 million from $4.77 million as of December 31, 2024.

Working Capital

Our working capital has historically been generated from our operating cash flows, advances from our customers and convertible notes. Our working capital was $42.55 million as of December 31, 2025, an increase of $34.95 million from working capital of $7.60 million as of December 31, 2024, mainly due to the increase in investment funds and the decrease in accrued expenses and other payables.

Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2025 and 2024, respectively.

	For the Years Ended December 31,
	2025	2024
Net cash used in operating activities from continuing operations	$(31,771,593)	$(20,434,271)
Net cash provided by operating activities from discontinued operations	29,225,270	8,567,715
Net cash used in investing activities from continuing operations	(28,957,019)	(1,720,443)
Net cash provided by financing activities from continuing operations	31,773,098	2,478,258
Effect of exchange rate change on cash and restricted cash	42,297	(141,708)
Net increase (decrease) in cash and restricted cash	312,053	(11,250,449)
Cash and restricted cash, from the continuing operations beginning of year	4,765,111	16,093,190
Less: Cash and restricted cash from the discontinued operations, end of year	-	77,630
Cash and restricted cash, from the continuing operations, end of year	$5,077,164	$4,765,111

Operating Activities

Net cash used in operating activities from continuing operations amounted to $31.77 million for the year ended December 31, 2025, primarily due to i) a net loss from continuing operations of $30.95 million adjusted for non-cash activities including allowance for credit losses/doubtful accounts of $28.14 million, gain on debt restructuring of $2.98 million and share-based payments of $1.09 million, and ii) net changes in our operating assets and liabilities, which mainly include a) an increase in other receivables of $27.24 million, b) a decrease in accrued expenses and other payables of $2.35 million, c) an increase in advances to suppliers and other current assets of $0.89 million, which was partially offset by a) an increase in accounts payable of $1.04 million, b) an increase in other non-current liabilities of $1.09 million, c) a decrease in accounts receivable of $0.85 million.

Net cash used in operating activities from continuing operations amounted to $20.43 million for the year ended December 31, 2024, primarily due to i) a net loss from continuing operations of $33.74 million adjusted for non-cash activities including allowance for credit losses/doubtful accounts of $28.11 million, and share-based payments of $0.67 million, and ii) net changes in our operating assets and liabilities, which mainly include a) an increase in other receivables of $11.15 million, b) an increase in advances to suppliers and other current assets of $4.67 million, c) a decrease in accrued expenses and other payables of $1.19 million, d) a decrease in accounts payable of $1.08 million, which was partially offset by a decrease in accounts receivable of $2.64 million.

Investing Activities

Net cash used in investing activities from continuing operations amounted to $28.96 million for the year ended December 31, 2025, primarily due to prepayment for a business acquisition of $29.93 million, which was partially offset by repayment from debt investment of $0.84 million.

Net cash used in investing activities from continuing operations amounted to $1.72 million for the year ended December 31, 2024, primarily due to payment for debt investments of $1.54 million and payment for loan receivable of $0.14 million.

Financing Activities

Net cash provided by financing activities from continuing operations amounted to $31.77 million for the year ended December 31, 2025, primarily consisting of i) proceeds from the issuance of common stock, net of issuance costs of $30.00 million, and ii) proceeds from convertible notes payables of $1.80 million.

Net cash provided by financing activities from continuing operations amounted to $2.48 million for the year ended December 31, 2024, primarily consisting of proceeds from the issuance of common stock, net of issuance costs of $2.58 million, which was partially offset by repayment of amounts due to related parties of $0.09 million.

Contractual Obligations

The Company has no long-term fixed contractual obligations or commitments other than leases that are disclosed in Note 8 in the notes to our consolidated financial statements.

Off-balance sheet arrangements

As of December 31, 2025 and 2024, we did not have any off-balance sheet arrangements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company’s consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2025.

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

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to a material weakness in our internal control over financial reporting., we currently are training our staff with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Management assessed our internal control over financial reporting as of December 31, 2025.

The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, our CEO and CFO concluded that our internal control over financial reporting as of December 31, 2025 was ineffective. We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP and SEC reporting experience. We engaged a consultant with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. We also engaged an internal control consulting firm in July 2023 to review, test and improve our internal accounting controls and internal control over financial reporting. We have adopted and are implementing policies, procedures and practices recommended in the report of the consultant and have arranged training of internal control for our employees and management on disclosure controls and procedures. We believe the measures described above will remediate the material weakness. The Company continues to make efforts to implementing its existing and newly adopted procedures to improve our disclosure controls and internal controls over financing reporting.

Changes to Internal Control over Financial Reporting

Other than discussed above, there has been no change to our internal control over financial reporting that occurred during the period covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of March 16, 2026, the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name of Current Director and/or Executive Officer	Age	Position(s)
Hu Li (1)	52	Chief Executive Officer (“CEO”) and Director
Ting Ouyang (2)	41	Chief Financial Officer (“CFO”) and Director
David Xu (3)	39	Chairman of the Board, a member of the Audit Committee and a member of Compensation Committee of the Company
Mingyong Hu (4)	47	Independent Director, Chairman of the Audit Committee and a member of Compensation Committee
Mingjie Zhao (5)	60	Independent Director, and Chairman of the Compensation Committee and a member of Audit Committee

(1)	Hu Li was appointed as CEO, President and a member of the Board of Directors of the Company on August 5, 2024.

(2)	Ting Ouyang was appointed as CFO and Director of the Company on June 26, 2025.

(3)	David Xu was appointed as the Chairman of the Board of the Company on June 26, 2025.

(4)	Mingyong Hu was appointed a member of the Board of Directors of the Company on October 1, 2024.

(5)	Mingjie Zhao was appointed a member of the Board of Directors of the Company on July 15, 2020.

Hu Li, Chief Executive Officer and Director

Mr. Hu Li has served as a director and Chief Executive Officer of FTFT International Securities and Futures Limited, a wholly owned subsidiary of the Company since January 2024, and as Corporate Secretary of the Company since June 2019. Since September 2021, he has served as an independent Director of Shineco Inc. (Nasdaq: SISI). Mr. Li served as the chief supervisor of Anhui Yihai Mining Equipment Co., Ltd., a public company in the China NEEQ stock market (stock symbol: 831451) from February 2018 to July 2021. From September 2015 to February 2018, Mr. Li served as the Vice General Manager of Shaanxi Huipu Financial Leasing Co., Ltd. Mr. Li obtained his master’s degree in Business Administration (MBA) from Xi’an Technology University in 2008 and bachelor’s degree from Xi’an Fanyi University in 1996.

Ting (Alina) Ouyang, Chief Financial Officer and Director

Ms. Ouyang, age 41, has served as the Financial Controller of the Company since August 2020. Prior to that, Ms. Ouyang served as the Chief Financial Officer of Weath Index Capital Group from March 2016 to September 2020. Ms. Ouyang served as Internal Control Manager of the Company from September 2020 to December 2023, and as Financial Controller since December 2023. Ms. Ouyang is a Certified Management Accountant (CMA) in the United States. Ms. Ouyang has over 10 years of senior financial management experience and is proficient in financial disclosures, ESG reporting, and investor relations for public companies listed in China, the United States, and Hong Kong. She has led multiple cross-border mergers and acquisitions as well as financing projects and is fluent in English and Mandarin. Ms. Ouyang obtained her bachelor’s degree in Business Administration from Beijing Union University in 2008.

David Xu, Chairman of the Board, a member of the audit committee and a member of compensation committee

Mr. David Xu, age 39, has extensive experience in financial services, enterprise management, and investment banking. From July 2022 to May 2025, Mr. Xu served as a middle and senior manager at China CITIC, a comprehensive financial services provider, where he was responsible for assisting companies in going public. From June 2020 to July 2022, he served as a middle manager at China Construction Bank, where he focused on helping companies secure funding and complete initial public offerings. Mr. Xu has been deeply involved in the listing projects of several prominent companies in both China and overseas capital markets. He possesses in-depth knowledge of the listing procedures, regulatory frameworks, and market environments across major international capital markets. Mr. Xu obtained his master’s degree in Business Administration from The Australian National University in 2020 and his master’s degree in Law from the University of International Business and Economics in 2011.

Mingyong Hu, member of the Board, Chairman of the Audit Committee and a member of Compensation Committee

Mr. Mingyong Hu, age 47, was the founder and CFO of Beijing Xiaowu Supply Chain Technology Co., Ltd. from August 2021 to April 2024. From March 2019 to July 2021, Mr. Hu was the executive vice president of Zhenghua Guotai International Trading Co., Ltd. From October 2017 to March 2019, Mr. Hu was the general manager of Zhongrong Dinghui (Beijing) Equity Investment Fund Management Co., Ltd. From January 2016 to October 2017, Mr. Hu was the executive vice president of Zhongsheng Wantong Equity Investment Fund Management (Beijing) Co., Ltd. From June 2007 to December 2015, Mr. Hu was a partner and executive deputy general manager of Zhonghao Investment Group Co., Ltd.

Mingjie Zhao, member of the Board and Chairman of the Compensation Committee and a member of Audit Committee

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

All of our directors and officers reside outside of the United States, except for Mr. Mingjie Zhao. Mr. Hu Li, Mr. Ting Ouyang, Mr. Mingyong Hu, Mr. David Xu reside in China.

Board Diversity Matrix

Board Diversity Matrix (As of March 16, 2026)
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

Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons, the Company believes that, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended December 31, 2025,.

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

Committees of the Company’s Board of Directors

The Board held 12 regularly scheduled and special meetings during fiscal year 2025. All of the directors attended (in person or by telephone) all of the Board meetings and any committees of the Board on which they served during the fiscal year. Directors are expected to use their best efforts to be present at the shareholders annual meeting. All of our directors attended the December 12, 2025 shareholders annual meeting by tele-conference or in person.

Audit Committee

On April 25, 2008, the Board formed an audit committee. Mr. Mingyong Hu, Mr. David Xu and Mingjie Zhao currently serve on the audit committee, which is chaired by Mr. Mingyong Hu. Each member of the audit committee is “independent” as that term is defined in the rules of the SEC and within the meaning of such term as defined under the rules of the NASDAQ Capital Market. The Board has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee. The audit committee held 4 meetings during fiscal year 2025, and all audit committee members attended each of those meetings. Our Board has determined that Mr. Hu is an “audit committee financial expert,” as defined under the applicable SEC rules. The audit committee has a written charter, which is available on the Company’s website at http://www.ftft.com.

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

Compensation Committee

On April 25, 2008, the Board formed a compensation committee. Mr. Mingyong Hu, Mr. David Xu and Mingjie Zhao currently serve on the compensation committee, which is chaired by Mr. Mingjie Zhao. Each member of the compensation committee is “independent” as that term is defined in the SEC rules and within the meaning of such term as defined under the rules of the NASDAQ Capital Market, a “nonemployee director” for purposes of Section 16 of the Exchange Act. No interlocking relationship exists between the Board or the compensation committee and the Board or compensation committee of any other company, nor has any interlocking relationship existed during the last fiscal year. The compensation committee held 4 meetings during fiscal year 2025. The compensation committee has a written charter, which is available on the Company’s website at http://www.ftft.com/.

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

Board Leadership Structure

Our Board of Directors is currently comprised of five members, including three independent directors who serve as members of our audit committee and compensation committee. Our Board leadership structure consists of a Chairman of the Board. Currently, Mr. David Xu, an independent director, serves as Chairman of the Board. The Board of Directors believes that this leadership structure, with Mr. David Xu serving as the Chairman and Mr. Hu Li serving as Chief Executive Officer, is appropriate at this time because it enables the Board, as a whole, to engage in oversight of management, promote communication and collaboration between management and the Board, and oversee governance matters, while allowing our Chief Executive Officer to focus on his primary responsibility, the operational leadership and strategic direction of the Company. In addition to chairing the Board, Mr. David Xu is a member of the Audit and Compensation Committees.

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

ITEM 11 - EXECUTIVE COMPENSATION

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

Stock Incentive Plans

The Board of Directors of the Company approved and adopted the Future FinTech Group Inc. 2025 Omnibus Equity Plan, which was approved by the shareholders at the shareholders annual meeting on December 12, 2025, to provide equity awards to employees, directors and consultants of the Company (the “2025 Plan”). There are 5,000,000 shares of commons stock available for awards under 2025 Plan (All the share numbers stated here are before the 1 for 4 reverse stock split effected in January 20, 2026). As of December 31, 2025, no awards had been granted under the plan, and no shares were subject to outstanding options, warrants, or other rights.

The Board of Directors of the Company approved and adopted the Future FinTech Group Inc. 2024 Omnibus Equity Plan (the “2024 Equity Plan”) on October 12, 2024, which was approved by the shareholders at the shareholders annual meeting on December 5, 2024, to provide equity awards to employees, directors and consultants of the Company (the “2024 Plan”). There are 5,000,000 shares of commons stock available for awards under 2024 Plan. On March 10, 2025, the Compensation Committee of the Board granted stock awards of 5,000,000 shares of common stock of the Company, pursuant to the Company’s 2024 Omnibus Equity Plan, to sixteen officers and employees of the Company and its subsidiaries, including: 300,000 shares to Hu Li, Chief Executive Officer of the Company (All the share numbers stated here are before the 1 for 10 reverse stock split effected in April 1, 2025)

The Board of Directors of the Company approved and adopted the Future FinTech Group Inc. 2023 Omnibus Equity Plan (the “2023 Equity Plan”) on October 12, 2023, which was approved by the shareholders at the shareholders annual meeting on December 5, 2023. The 2023 Equity Plan has a total of 5,000,000 shares of Common Stock. On December 23, 2023 (the “Grant Date”), the Compensation Committee of the Board of Directors (the “Board”) of the Company granted stock awards of 2,890,000 shares of common stock of the Company, pursuant to the Company’s 2023 Equity Plan, to sixteen officers and employees of the Company and its subsidiaries (the “Grantees”), including: 200,000 shares to Shanchun Huang, Chief Executive Officer and President of the Company, 40,000 shares to Peng Lei, Chief Operating Officer of the Company, and 30,000 shares to Hoo Lee, Corporate Secretary of the Company (collectively, the “Grants”). The Grants vested immediately on the Grant Date and each of the Grantees also entered into an Unrestricted Stock Award Agreement with the Company on December 23, 2023. On October 4, 2024, the Company granted the remaining 2,110,000 share under 2023 Omnibus Equity Plan to 4 employees of the Company and its subsidiaries. (All the share numbers stated here are before the 1 for 10 reverse stock split effected in April 1, 2025)

We believe that the future success of the Company depends, in large part, upon the ability of the Company to maintain a competitive position in attracting, retaining and motivating key personnel.

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

On July 28, 2023, the Board of Directors of the Company appointed Mr. Peng Lei as the COO of the Company. In connection with his appointment as COO, the Company entered into an employment agreement (the “Agreement”) with Mr. Peng Lei on August 1, 2023. The Agreement provides that Mr. Lei will receive compensation in the amount of $50,000 per year before tax and the term of the Agreement is for one (1) year which was renewed until August 1, 2025. On June 13, 2025, the Company received a resignation letter from Mr. Peng Lei to resign from his position as the Chief Operating Officer (“COO”) of the Company, effective on June 15, 2025.

On December 1, 2020, the Company entered into an employment agreement with Mr. Ming Yi as CFO of the Company and the term of the agreement is for one (1) year. The agreement provides that Mr. Yi receives compensation in the amount of $4,000 per month before tax. Mr. Ming Yi resigned from his position as the CFO of the Company, effective on June 25, 2025. On June 26, 2025, the Board appointed Ms. Ting (Alina) Ouyang as a director of the Board and the CFO of the Company, effective immediately, to fill the vacancy following the resignation of Ms. Ying Li. The Agreement provides that Ms. Ouyang will receive compensation in the amount of $2,500 per month before tax and the term of the Agreement is for three (3) years. On September 22, 2025, the Company approved an increase in Ms. Ouyang’s monthly salary to $4,200.

Summary Compensation of Named Executive Officers

Our executive officers do not receive any compensation from the Company for also serving as directors of the Company. The following table sets forth information concerning cash and non-cash compensation paid by the Company to our named executive officers for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ming Yi (1)	12/31/2024	$47,180	-						$47,180
	12/31/2025	$23,856							$23,856
Hu Li (2)	12/31/2024	$49,389		$					$49,389
	12/31/2025	$91,254							$91,254
Peng Lei (3)	12/31/2024	$50,753							$50,753
	12/31/2025	$25,340							$25,340
Ting Ouyang(4)	12/31/2025	$23,513							$23,513
Shanchun Huang (5)	12/31/2024	$90,740		$					$90,740

(1)	On November 30, 2020, the Board of the Directors appointed Mr. Ming Yi as the CFO of the Company. On June 25, 2025, the Board of Directors (the “Board”) of the Company received a resignation letter from Mr. Ming Yi to resign from his positions as the Chief Financial Officer (“CFO”) of the Company.

(2)	On August 5, 2024, Mr. Hu Li was appointed ad CEO and President of the Company.

(3)	On June 13, 2025, the Company received a resignation letter from Mr. Peng Lei to resign from his position as the Chief Operating Officer (“COO”) of the Company, effective on June 15, 2025.

(4)	On June 26, 2025, the Board appointed Ms. Ting (Alina) Ouyang as a director of the Board and the CFO of the Company, effective immediately, to fill the vacancy following the resignation of Ms. Ying Li.

(5)	On March 4, 2020, Mr. Shanchun Huang was appointed as the CEO of the Company. The compensation committee of the Board granted him a stock award for 200,000 shares of common stock of the Company under 2023 Equity Plan on December 23, 2023. Mr. Shanchun Huang was resigned as CEO and President of the Company on August 5, 2024.

Outstanding Equity Awards at December 31, 2025

No outstanding equity awards held by named executive officers as of December 31, 2025.

Compensation of Directors

The following table sets forth information concerning cash and non-cash compensation paid by us to our directors during 2025.

Name	Fees Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ying Li(1)	$23,940	-	-	-	-	-	$23,940
Fuyou Li(2)	$9,000	-	-	-	-	-	$9,000
David Xu (3)	$-	-	-	-	-	-	$-
Mingyong Hu (4)	$11,250	-	-	-	-	-	$11,250
Hu Li (5)	$23,940	$44,400	-	-	-	-	$68,340
Mingjie Zhao (6)	$25,000	-	-	-	-	-	$25,000
Ting Ouyang (7)	$-					-	$-

(1)	On June 20, 2025, Ying Li resigned from her positions as a director of the Board and the Vice President of the Company.

(2)	On June 20, 2025, Mr. Fuyou Li resigned from his position as the Chairman of the Board and as a member of the Board’s audit and compensation committees.

(3)	On June 26, 2025, the Board appointed Mr. David Xu as the Chairman of the Board and a member of both the audit committee and compensation committee. Mr. David Xu is entitled for $10,000 per annum as compensation.

(4)	On October 1, 2024, Mr. Mingyong Hu was appointed as a member of the Board, Chairman of the Audit Committee and a member of Compensation Committee of the Board, effective immediately, to fill the vacancy following the resignation of Mr. Johonson (Shun-Pong) Lau.

(5)	Mr. Hu Li was appointed as Chief Executive Officer, President and Director of the Company on August 5, 2024, following the resignation of Mr. Shanchun Huang.

(6)	On July 15, 2020, the Board appointed Mr. Mingjie Zhao as a member of the Board and Chairman of the Compensation Committee and a member of Audit Committee of the Board. Mr. Zhao is entitled for $25,000 per annum as compensation for his current services as a director of the Company and chair of the compensation committee and a member of audit committee.

(7)	On June 26, 2025, the Board appointed Ms. Ting (Alina) Ouyang as a director of the Board and the CFO of the Company, effective immediately, to fill the vacancy following the resignation of Ms. Ying Li.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information concerning beneficial ownership of our capital stock as of March 16, 2026 by:

●	each shareholder or group of affiliated shareholders who owns more than 5% of our outstanding capital stock;

●	each of our named executive officers;

●	each of our directors; and all of our directors and

●	executive officers as a group.

Beneficial ownership is determined in accordance with the SEC rules, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of March 16, 2026 or issuable upon conversion of convertible securities which are currently convertible or convertible within 60 days of March 16, 2026 are deemed outstanding and beneficially owned by the person holding those options, warrants or convertible securities for purposes of computing the number of shares and percentage of shares beneficially owned by that person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated in the footnotes, the principal address of each of the shareholders, named executive officers, and directors below is c/o Future FinTech Group, Inc., 02B-03A, 23/F, Sino Plaza, 255-257 Gloucester Road, Causeway Bay, Hong Kong.

Shares Beneficially Owned

Name of Beneficial Owner	Number	Percent
Directors and Named Executive Officers
Hu Li	7,500	0.14%
Ting Ouyang	-	-%
Mingjie Zhao	-	-
David Xu	-	-
Mingyong Hu	-	-
All current directors and name executive officers as a group (5 persons)	7,500	0.14%
5% or Greater Shareholders
Wealth Index Capital Limited *	2,250,000	42.93%
All 5% or Greater Shareholders	2,250,000	42.93%

*	Shanchun Huang, indirectly and directly beneficially owns 2,250,000 shares, or approximately 42.93% of our outstanding common stock as of March 16, 2026. Wealth Index Capital Limited (the “WICL”) is the record shareholder directly holds 2,250,000 shares of the Company’s common stock, representing approximately 42.93% of the Company’s 5,240,544 outstanding shares of common stock as of March 16, 2026 based on information from the Company’s transfer agent. Mr. Shanchun Huang is the sole member of WICL, holds 100% ownership in WICL. As such, Mr. Huang may be deemed a beneficial owner of the 2,250,000 shares of the Company’s common stock directly held by WICL pursuant to Section 13(d)(3) of the Act.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For details of related party transactions, see Note 14 “Related Party Transaction” to our consolidated financial statements.

Director Independence

We currently have five directors. Three of our current directors, Mr. Mingyong Hu, David Xu and Mingjie Zhao, have been determined by our Board to be “independent directors” as defined under the rules of the NASDAQ Capital Market, constituting a majority of independent directors of the Board as required by the rules of the NASDAQ Capital Market.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for audit and other services for fiscal years 2025 and 2024. All of the services described in the following fee table were approved in conformity with the audit committee’s pre-approval process.

Audit Fees

	2025	2024
Audit Fees	$295,400	$354,440
Tax Fees	—	—
All Other Fees	—	63,000
Total	$295,400	$417,440

Audit Fees

The amounts set forth opposite “Audit Fees” above reflect the aggregate fees billed or billable by auditors Fortune CPA Inc. (“Fortune CPA”) for the audit of our annual consolidated financial statements, review of quarterly financial information and audit services that are normally provided by the principal accountant in connection with regulatory filings or engagements.

Fortune CPA provided professional services for the audit of our fiscal years 2025 and 2024 financial statements. $295,400 and $354,440 were paid to Fortune CPA for audit of our fiscal years 2025 and 2024 financial statements, respectively.

All Other Fees

Our former auditor Onestop Assurance PAC (“Onestop Assurance”) provided professional services for the audit of our fiscal year 2022 financial statements and $63,000 was paid for review of our 2023 annual report in 2024. No other fees were incurred or paid during fiscal year 2025 other than disclosed herein.

Tax Fees

The Board audit committee’s policy is to pre-approve all audit services and all non-audit services that our independent accountants are permitted to perform for us under applicable federal securities regulations. The audit committee’s policy utilizes an annual review and general pre-approval of certain categories of specified services that may be provided by the independent accountant, up to pre-determined fee levels. Any proposed services not qualifying as a pre-approved specified service, and pre-approved services exceeding the pre-determined fee levels, require further specific pre-approval by the audit committee. The audit committee has delegated to the Chairman of the audit committee the authority to pre-approve audit and non-audit services proposed to be performed by the independent accountants. Our audit committee was established in April 2008. All the services provided by our auditors in fiscal years 2025 were pre-approved by the audit committee.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENTS:

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and

2.	Exhibits

(b) EXHIBITS:

Exhibit Index

Exhibit Number	Description
2.1	Share Exchange Agreement, dated as of February 22, 2008 by and among Pacific Industry Holding Group Co., Ltd., “Pacific,” Terrence Leong, SkyPeople Fruit Juice, Inc., the “Registrant,” and the shareholders of Pacific (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on February 28, 2008.
2.2	Securities Transfer Agreement dated November 18, 2025 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on December 17, 2025).
3.1	Second Amended and Restated Articles of Incorporation, dated June 6, 2017. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on June 9, 2017.
3.2	Certificate of Designations, Preferences and Rights of the Registrant’s Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Commission on February 28, 2008.
3.3	Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Commission on February 28, 2008.
3.4	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 14, 2018. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 16, 2018.
3.5	Articles of Amendment to the Articles of Incorporation of the Registrant filed with the Department of State of Florida on March 18, 2021. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 23, 2021.
3.6	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Registrant filed with Department of State of Florida on January 26, 2023. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on January 31, 2023.
3.7	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Registrant filed with Department of State of Florida on March 27, 2025. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on April 1, 2025.
3.8	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Registrant filed with Department of State of Florida on September 8, 2025. *
3.9	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Registrant filed with Department of State of Florida on January 8, 2026. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on January 14, 2026.
3.10	Amended and Restated Bylaws, dated August 6, 2025. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Commission on August 26, 2025.
4.1	Description of Securities of the Registrant registered under Section 12 of the Securities Exchange Act of 1934, as amended.*

Exhibit Number	Description
10.1	Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 14, 2011.
10.2	Exclusive Operation and Use Rights Authorization Letter by Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., dated July 31, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.3	Exclusive Technology Consulting and Service Agreement by and between Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd. and Chain Cloud Mall E-commerce (Tianjin) Co., Ltd, dated July 31, 2019. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.4	Exclusive Purchase Option Agreement by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. Zeyao Xue and Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.5	Equity Pledge Agreement by and among by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. and Zeyao Xue, dated July 31, 2019. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.6	Equity Pledge Agreement by and among by and among Chain Cloud Mall Network and Technology (Tianjin) Co., Ltd., Chain Cloud Mall E-commerce (Tianjin) Co., Ltd. and Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.7	Power of Attorney issued by Zeyao Xue, dated July 31, 2019. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.8	Power of Attorney issued by Kai Xu, dated July 31, 2019. Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the Commission on August 6, 2019.
10.9	Consulting Service Agreement by and between Future FinTech Group Inc. and Dragon Investment Holding Limited (Malta) dated January 25, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 29, 2020
10.10	Director Agreement by and between Future FinTech Group Inc. and Mingjie Zhao dated July 15, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 17, 2020.
10.11	Share Purchase Agreement by and between FTFT UK Limited and Rahim Shah dated September 1, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on September 7, 2021.
10.12	Collateral Deed by and between FTFT UK Limited and Rahim Shah dated September 1, 2021. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on September 7, 2021.
10.13	FTFT North American Ohio Cryptocurrency Mining Farm Cooperation Agreement by and between Future FinTech Group Inc. and APC Service Ltd. dated December 13, 2021. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 17, 2021.
10.14	Form of Unrestricted Stock Award Agreement by and between Future FinTech Group Inc. and Grantees dated on July 12, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 15, 2022.
10.15	Share Transfer Agreement by and between Future FinTech (Hong Kong) Limited and Alpha Financial Limited dated February 27, 2023. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 1, 2023.
10.16	Employment Agreement by and between Future FinTech Group, Inc. and Ms. Ting Ouyang, dated September 22, 2025. *
10.17	Form of Unrestricted Stock Award Agreement by and between Future FinTech Group Inc. and Grantees dated on December 23, 2023. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 26, 2023.
10.18	Securities Purchase Agreement by and between Future FinTech Group, Inc. and Streeterville Capital, LLC, dated December 27, 2023. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 27, 2023.
10.19	Convertible Promissory Note, issued by Future FinTech Group, Inc. to Streeterville Capital, LLC, dated December 27, 2023. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on December 27, 2023.
10.20	Form of Securities Purchase Agreement dated January 5, 2024. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 8, 2024.

Exhibit Number	Description
10.21	Amendment to Convertible Promissory Note dated February 11, 2024. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on February 14, 2024.
10.22	Employment Agreement by and between Future FinTech Group, Inc. and Mr. Hu Li, dated August 5, 2024. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 9, 2024.
10.23	Director Agreement by and between Future FinTech Group, Inc. and Mr. David Xu, dated June 25, 2025. *
10.24	Stock Purchase Agreement by and among Future FinTech Group Inc., FTFT SuperComputing Inc. and DDMM Capital LLC dated on December 6, 2024. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 11, 2024.
10.25	Form Securities Purchase Agreements dated July 24, 2025. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 31, 2025
10.26	Form Pre-Paid Securities Purchase Agreements dated July 28, 2025. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on July 31, 2025
10.27	Form Pre-Paid Purchase#1 Agreement dated July 28, 2025. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on July 31, 2025
10.28	Form Registration Rights Agreement dated July 28, 2025. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Commission on July 31, 2025
10.31	Form Pre-Paid Purchase#2 Agreement dated September 22, 2025. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on September 26, 2025.
10.32	Waiver Letter dated September 22, 2025. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on September 26, 2025.
14.1	Code of Business Conduct and Ethics Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K filed with the Commission on April 16, 2024.
19.1	Insider Trading Policy Incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed with the Commission on April 16, 2024.
21.1	Description of Subsidiaries of the Registrant*
23.1	Consent of Fortune CPA Inc.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer of Registrant*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer of Registrant*
32.1	Section 1350 Certification of Principal Executive Officer of Registrant.†
32.2	Section 1350 Certification of Principal Financial Officer of Registrant.†
97.1	Clawback Policy Incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the Commission on April 16, 2024.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

†	Furnished herewith

(c)	Other Financial Statement Schedules - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Future FinTech Group Inc.

March 18, 2026	By:	/s/ Hu Li
Hu Li
Chief Executive Officer, President and Director
(principal executive officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hu Li and Ting Ouyang, and each of them, their attorneys-in-fact and agents, each with the power of substitution, for them in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature

Name and Title	Date

/s/ Hu Li
Hu Li	March 18, 2026
Chief Executive Officer, President and Director (Principal Executive Officer and Director)

/s/ Ting Ouyang
Ting Ouyang	March 18, 2026
Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ David Xu
David Xu	March 18, 2026
Chairman of the Board of Directors and Director

/s/ Mingjie Zhao
Mingjie Zhao, Director	March 18, 2026

/s/ Mingyong Hu
Mingyong Hu, Director	March 18, 2026

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Future FinTech Group Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Future FinTech Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Future FinTech Group Inc. (the “Company”) and its subsidiaries as of December 31, 2025 and 2024, and the related consolidated statements of operation, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Garden Grove, CA

March 18, 2026

PCAOB # 6901

FUTURE FINTECH GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

CURRENT ASSETS
Cash and cash equivalents	$2,396,619	$4,765,111
Restricted cash	2,680,545	-
Short - term investment	1,423	1,391
Accounts receivable, net	605,236	2,088,962
Other receivables, net	10,880,977	10,659,568
Contract assets	1,436	-
Investment Funds	30,413,300	-
Advances to suppliers and other current assets, net	3,780,896	4,433,695
Loan receivables	-	139,113
Amount Due from Related Party	-	20,000
Assets related to discontinued operation-current	-	8,187,785
TOTAL CURRENT ASSETS	50,760,432	30,295,625

Property and equipment, net	149,904	238,233
Right of use assets - operating lease	203,828	368,982
Intangible assets, net	475,466	532,822
Debt investment	711,359	1,530,243
Long-term receivable, net	986,345	-
Assets related to discontinued operation-Non current	-	2,515,771
TOTAL ASSETS	$53,287,334	$35,481,676

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$3,261,785	$2,219,301
Accrued expenses and other payables	2,219,258	10,030,538
Advances from customers	223,472	30,559
Convertible notes payables	1,734,044	553,086
Lease liability - current	174,423	179,207
Amounts due to related parties	596,924	8,871
Liability related to discontinued operation	-	9,670,541
TOTAL CURRENT LIABILITIES	8,209,906	22,692,103
		-
NON-CURRENT LIABILITIES
Other non-current liabilities	1,088,809	-
Lease liability-non-current	30,929	192,754
TOTAL NON-CURRENT LIABILITIES	1,119,738	192,754
TOTAL LIABILITIES	$9,329,644	$22,884,857
		-
STOCKHOLDER’ EQUITY		-

Common stock, $0.001 par value; 150,000,000 shares authorized; 5,048,328 shares and 611,771 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively*	5,048	612
Additional paid-in capital	271,044,885	237,498,011
Statutory reserve	98,357	98,357
Accumulated deficits	(223,505,599)	(218,885,534)
Accumulated other comprehensive loss	(3,685,001)	(4,248,561)
Total FUTURE FINTECH GROUP INC. stockholders’ equity	43,957,690	14,462,885
Non-controlling interests	-	(1,866,066)
TOTAL STOCKHOLDERS’ EQUITY	43,957,690	12,596,819

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,287,334	$35,481,676

*	All shares and per share data have been retroactively restated to reflect reverse stock split effected on April 1, 2025 and January 8, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2025	2024

Revenue	$3,829,805	$2,114,410
Cost	3,421,485	876,471
Gross profit	408,320	1,237,939

Operating Expenses
General and administrative expenses	4,343,383	4,702,662
Stock-based compensation	1,085,000	670,980
Selling expenses	848,313	635,918
Allowance for credit losses/doubtful accounts	28,138,746	28,113,978
Total operating expenses	34,415,442	34,123,538

Loss from operations	(34,007,122)	(32,885,599)

Other income (expenses)
Interest income	61,807	691,257
Interest expenses	(128,170)	(107,732)
Amortization of debt issuance costs	(20,475)	-
Gain on Debt Restructuring	2,979,948	-
Other income (expenses), net	167,758	(1,436,931)
Total other income (expenses), net	3,060,868	(853,406)

Loss from Continuing Operations before Income Tax	(30,946,254)	(33,739,005)
Income tax provision	-	-
Deferred income tax	-	-
Loss from Continuing Operations	(30,946,254)	(33,739,005)

Discontinued Operations
Loss from discontinued operations	(119,292)	(494,837)
Gain on disposal of discontinued operations	28,311,547	1,054,155
NET LOSS	$(2,753,999)	$(33,179,687)
Less: Net Income (Loss) attributable to non-controlling interests of discontinued operations	1,866,066	(223,815)
Less: Net Loss attributable to non-controlling interests of continued operations	-	-
Net loss attributable to Future Fintech Group, Inc.	$(4,620,065)	$(32,955,872)

Other comprehensive income (loss)
Loss from continuing operations	$(30,946,254)	$(33,739,005)
Foreign currency translation - Continuing Operations	563,560	(192,446)
Comprehensive Loss - Continuing Operations	$(30,382,694)	$(33,931,451)

Income from discontinued operations	$28,192,255	$559,318
Foreign currency translation - Discontinued Operations	(187,182)	152,884
Comprehensive Income - Discontinued Operations	$28,005,073	$712,202

Comprehensive Loss	$(2,377,621)	$(33,219,249)
Less: Comprehensive income attributable to non-controlling interests of continuing operations	-	-
Less: Comprehensive income (loss) attributable to non-controlling interests of discontinued operations	1,866,066	(223,815)
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	$(4,243,687)	$(32,995,434)

Earnings per share:
Basic earnings per share from continuing operation	$(15.52)	$(64.49)
Basic earnings per share from discontinued operation	13.21	1.50
	$(2.31)	$(62.99)
Diluted Earnings per share:
Diluted earnings per share from continuing operation	$(15.52)	$(64.49)
Diluted earnings per share from discontinued operation	13.21	1.49
	$(2.31)	$(63.00)
Weighted average number of shares outstanding
Basic	1,993,406	523,202
Diluted	1,993,406	524,255

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common stock		Additional paid-in	Statutory	Accumulated	Accumulative other comprehensive	Non-controlling
	Shares	Amount	capital	reserve	Deficits	(loss)	interests	Total

Balance at December 31, 2023	445,872	$446	$233,908,386	$98,357	$(185,929,662)	$(4,094,276)	$(1,568,207)	$42,415,044
Issuance of common stocks-cash	53,763	54	2,580,588	-	-	-	-	2,580,642
Issuance of common stocks-conversion of debt	59,386	59	624,941	-	-	-	-	625,000
Net loss from continuing operations	-	-	-	-	(33,739,005)	-	-	(33,739,005)
Net income from discontinued operations	-	-	-	-	(494,837)	-	-	(494,837)
Share-based payments-omnibus equity plan	52,750	53	670,927	-	-	-	-	670,980
Foreign currency translation adjustment	-	-	-	-	-	(307,169)	-	(307,169)
Disposition of discontinued operation	-	-	(286,831)	-	1,277,970	152,884	(297,859)	846,164
Balance at December 31, 2024	611,771	$612	$237,498,011	$98,357	$(218,885,534)	$(4,248,561)	$(1,866,066)	$12,596,819

Issuance of common stocks-cash	3,750,000	3,750	29,996,250	-	-	-	-	30,000,000
Issuance of common stocks-conversion of debt	64,687	65	572,681	-	-	-	-	572,746
Issuance of common stocks - Debt Restructuring	110,000	110	470,690	-	-	-	-	470,800
Net loss from continuing operations	-	-	-	-	(30,946,254)	-	-	(30,946,254)
Net income from discontinued operations	-	-	-	-	(119,292)	-	-	(119,292)
Effect to rounding fractional shares into whole shares upon reverse stock split	10,620	10	(10)	-	-	-	-	-
Share-based payments-omnibus equity plan	125,000	125	1,084,875	-	-	-	-	1,085,000
Pending Equity Settlement	-	-	1,282,364	-	-	-	-	1,282,364
Pre-delivery ordinary shares for conversion of convertible notes payables	361,250	361	(361)	-	-	-	-	-
Commitment Shares for conversion of convertible notes payables	15,000	15	140,385	-	-	-	-	140,400
Foreign currency translation adjustment	-	-	-	-	-	750,742	-	750,742
Disposition of discontinued operation	-	-	-	-	26,445,481	(187,182)	1,866,066	28,124,365
Balance at December 31, 2025	5,048,328	$5,048	$271,044,885	$98,357	$(223,505,599)	$(3,685,001)	$-	$43,957,690

All shares and per share data have been retroactively restated to reflect reverse stock split effected on April 1, 2025 and January 8, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONSOLIDATED CASH FLOW

	For the Years Ended December 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(2,753,999)	$(33,179,687)
Net income from discontinued operation	28,192,255	559,318
Net loss from continuing operation	(30,946,254)	(33,739,005)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95,630	116,018
Loss from disposal of property and equipment	214	60
Amortization of debt issuance costs	20,475	-
Amortization	57,035	57,035
Allowance for credit losses/doubtful accounts	28,138,746	28,113,978
Share-based payments	1,085,000	670,980
Gain on Debt Restructuring	(2,979,948)	-
Interest expenses related to convertible note	73,628	77,363
Changes in operating assets and liabilities:
Accounts receivable	846,711	2,637,772
Other receivable	(27,237,305)	(11,149,714)
Contract assets	(1,436)	-
Advances to suppliers and other current assets	(894,107)	(4,667,096)
Operating lease assets and liabilities	(1,455)	(7,248)
Accounts payable	1,042,484	(1,082,415)
Accrued expenses and other payables	(2,352,733)	(1,188,847)
Advances from customers	192,913	(273,152)
Other non-current liabilities	1,088,809	-
Net Cash Used in Operating Activities from Continuing Operations	(31,771,593)	(20,434,271)
Net Cash Provided by Operating Activities from Discontinued Operations	29,225,270	8,567,715

Cash Flows from Investing Activities:
Additions to property and equipment	(3,720)	(34,056)
Debt investment	839,997	(1,544,580)
Increase of Financial Products	-	(1,391)
Payment for loan receivable	-	(140,416)
Repayment of loan receivable	140,000	-
Reserve for business acquisition	(29,933,296)	-
Net Cash Used in Investing Activities from Continuing Operations	(28,957,019)	(1,720,443)
Net Cash Used in Investing Activities from Discontinued Operations	-	-

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock, net of issuance costs	30,000,000	2,580,642
Proceeds received from investors for convertible notes payable of pre-delivery ordinary shares	1,445	-
Proceeds from convertible notes payables	1,800,000	-
Proceeds from (Payment made for) amounts due from related parties, net	20,000	(7,849)
Repayment of amounts due to related parties, net	(48,347)	(94,535)
Net Cash Provided by Financing Activities from Continuing Operations	31,773,098	2,478,258
Net Cash Provided by Financing Activities from Discontinued Operations	-	-
Effect of Exchange Rate Changes on Cash and Restricted Cash	42,297	(141,708)

Net Increase (Decrease) in Cash and Restricted Cash	312,053	(11,250,449)
Cash and Restricted Cash, from the continuing operations beginning of Year	4,765,111	16,093,190
Cash and Restricted Cash at end of Year	5,077,164	4,842,741
Less: Cash and Restricted Cash from the discontinued operations, end of year	-	77,630
Cash and Restricted Cash, from the continuing operations end of year	$5,077,164	$4,765,111

Noncash activities
Issuance of common stocks for conversion of debts	$572,746	$625,000
Debt settlement by issuance of common stock	$470,800	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$108,454

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2025 AND 2024

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

On March 27, 2025, the Company filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment I”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment I, the Company has authorized and approved a 1-for-10 reverse stock split of the Company’s authorized shares of common stock from 60,000,000 shares to 6,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split I”). The common stock will continue to be $0.001 par value. The Company rounded up the fractional shares that resulted from the Reverse Stock Split I and no fractional shares were issued in connection with the Reverse Stock Split I and no cash or other consideration will be paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split I. No changes are being made to the number of preferred shares of the Company which remain as 10,000,000 preferred shares as authorized but not issued. The amendment to the Articles of Incorporation of the Company took effect at 1:00 pm E.T. on April 1, 2025.

On September 2, 2025, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the shareholders approved the Third Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 6,000,000 to 600,000,000.

On January 8, 2026, the Company filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment II”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment II, the Company has authorized and approved a 1-for-4 reverse stock split of the Company’s authorized shares of common stock from 600,000,000 shares to 150,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split II”). The common stock will continue to be $0.001 par value. The Company rounded up the fractional shares that resulted from the Reverse Stock Split II and no fractional shares were issued in connection with the Reverse Stock Split II and no cash or other consideration will be paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split II. No changes are being made to the number of preferred shares of the Company which remain as 10,000,000 preferred shares as authorized but not issued. The amendment to the Articles of Incorporation of the Company took effect at 1:00 pm E.T. on January 8, 2026.

Both of the reverse stock splits described above would be reflected in the Company’s December 31, 2025 and 2024 statements of changes in stockholders’ equity, and in per share data for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

The Company’s functional currency of subsidiaries in China is the Chinese Renminbi (“RMB”). Other subsidiaries outside of China use U.S. Dollar (“USD”), Hong Kong Dollar (“HKD”), Great Britain Pound (“GBP”) and AED (“United Arab Emirates Dirham”) as the functional currency; however, the accompanying consolidated financial statements have been translated and presented in USD.

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

Discontinued Operations

On March 7, 2024, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited was dissolved and deregistered. The loss on disposal was $45,487.54.

On September 4, 2024, Tianjin Future Private Equity Fund Management Partnership (Ltd Partnership) was dissolved and deregistered. The loss on disposal was $22.46.

On October 18, 2024, Nice Talent Asset Management Limited (“NTAM”) was disposed of for a consideration of $0.31 million (HK$2.40 million). The loss on disposal was $2.32 million.

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

On February 3, 2025, FTFT UK LIMITED, FTFT Finance UK Limited, Future Fintech Digital Number One US, LP, Future Fintech Digital Number One Offshore, LLC (Cayman), Future Fintech Digital Number One GP, LLC (USA), FTFT Digital Number One, Ltd. (Cayman), Future FinTech Labs Inc, Future Fintech Digital Capital, FTFT CAPITAL INVESTMENTS, DigiPay FinTech Limited, DCON DigiPay Limited-JPN and Global Key Shared Mall Ltd were disposed of for a consideration of US$25,000 after a court auction sale. The gain on disposal was $28.26 million.

On December 16, 2025, Future Commercial Management (Hainan) Co., Ltd. was disposed of for a consideration of $1.4 million (RMB 10.0 million). The gain on disposal was $52,749.

Based on the disposal plan and in accordance with ASC 205-20, the Company presented the operating results from these operations as a discontinued operation.

Segment Information Reclassification

The Company classified its business segments into Trading Commission and Consulting services, Fast-Moving Consumer Goods (“FMCG”), and Supply Chain Financing and Trading.

Uses of Estimates in the Preparation of Financial Statements

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but are not limited to, the expected credit losses for receivables, estimated useful life and residual value of property and equipment, impairment of long-lived assets, provision for staff benefits, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to the Company’s consolidated financial statements.

Going Concern

The Company’s financial statements are prepared assuming that the Company will continue as a going concern.

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. The Company’s operating losses from continuing operations amounted to $30.95 million, and it had negative operating cash flows from continuing operations of $31.77 million for the year ended December 31, 2025. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has raised funds through issuance of convertible notes and common stock.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its new business strategy and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or it is reasonably possible that these assets could become impaired as a result of technological or other industrial changes. The determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future undiscounted cash flows to be generated by the assets.

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

For the year ended December 31, 2025:

	Income (Loss)	Shares	Pre-share amount

Loss from continuing operations attributable to Future Fintech Group, Inc.	$(30,946,254)	1,993,406	$(15.52)
Income from discontinued operations attributable to Future Fintech Group, Inc.	$26,326,189	1,993,406	$13.21

Basic and Diluted EPS:
Loss to common stockholders from continuing operations	$(30,946,254)	1,993,406	$(15.52)
Income available to common stockholders from discontinued operations	$26,326,189	1,993,406	$13.21

For the year ended December 31, 2024:

	Income (Loss)	Shares	Pre-share amount

Loss from continuing operations attributable to Future Fintech Group, Inc.	$(33,739,005)	523,202	$(64.49)
Income from discontinued operations attributable to Future Fintech Group, Inc.	$783,133	523,202	$1.50

Basic EPS:
Loss to common stockholders from continuing operations	$(33,739,005)	523,202	$(64.49)
Income available to common stockholders from discontinued operations	$783,133	523,202	$1.50

Diluted EPS:

Warrants	-	1,053	-
Diluted income per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations attributable to Future Fintech Group, Inc.	$(33,739,005)	524,255	$(64.49)
Diluted income per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinued operations	$783,133	524,255	$1.49

Cash and Cash Equivalents

Cash and cash equivalents included cash on hand and demand deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal and use and with an original maturity of three months or less.

Deposits in banks in the PRC are only insured by the government up to RMB500,000, in the HK are only insured by the government up to HKD800,000, in the United States of America are only insured by the Federal Deposit Insurance Corporation up to USD250,000, and are consequently exposed to risk of loss.

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

Allowances for credit losses are maintained for expected credit losses resulting from the Company’s customers’ inability to make required payments. The allowances are based on the Company’s regular assessment of various factors, including the credit-worthiness and financial condition of specific customers, historical experience with bad debts and customer deductions, receivables aging, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. The Company maintains an allowance for credit losses in accordance with ASC Topic 326, Credit Losses (“ASC 326”) and records the allowance for credit losses as an offset to accounts receivable and contract assets, and the estimated credit losses charged to the allowance is classified as “Allowance for credit losses/doubtful accounts” in the consolidated statements of comprehensive loss. The Company determines whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. The Company may also record a general allowance as necessary.

Direct write-offs are taken in the period when the Company has exhausted the Company’s efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that the Company should abandon such efforts.

The Company has assessed its accounts receivable including credit terms and corresponding all its accounts receivable as of December 31, 2025. Allowance for credit losses on accounts receivable amounted to $650,202 and $2,785 as of December 31, 2025 and 2024, respectively. Accounts receivable of $1.07 million and $1.15 million have been outstanding for over 90 days as of December 31, 2025 and 2024, respectively. Allowance for credit losses on other receivables amounted to $522,406 and $9,519,301 as of December 31, 2025 and 2024, respectively. Allowance for credit losses on advances to suppliers amounted to $2,577,629 and $3,537,434 as of December 31, 2025 and 2024, respectively.

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

Revenue recognition is as follows:

Sales of fast-moving consumer goods

The Company operates an e-commerce platform specializing in fast-moving consumer goods. For sales transacted through the Company’s online stores in mainland China, the standard return policy permits customers to return eligible products within seven days of purchase. Historically, customer returns were immaterial. Revenue from sales of fast-moving consumer goods was $3,259,845 and $25,537 during the years ended December 31, 2025 and 2024, respectively.

Provision of trading commission and consulting services

The Company provides stock trading services and charges commission and service fees. The Company recognizes revenue when such services are rendered to customers. Additionally, the Company generates revenue from financial advisory services, which primarily consist of fees from private equity placements and initial public offerings for its customers. These services are customized with no alternative use. For projects where the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time when contract obligations have been performed. For such arrangements, the Company uses the input method to recognize revenue, based on the ratio of actual costs incurred to the total estimated costs for the contract. For consulting projects where the Company does not have an enforceable right to payment for performance completed to date, revenue is recognized at the point in time the projects are completed and accepted by customers. Revenue from provision of trading commission and consulting services was $568,611 and $1,131,165 during the years ended December 31, 2025 and 2024, respectively.

Revenue from supply chain financing/trading

The Company recognizes revenue when the receipt of merchandise is confirmed by the customers, which is the point that the title of the goods is transferred to the customer. Revenue from supply chain financing/trading was $1,349 and $957,708 during the years ended December 31, 2025 and 2024, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and any impairment losses. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are expensed as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of operations and comprehensive loss.

The Company estimated that the residual value of the Company’s property and equipment ranges from 3% to 5%. Property and equipment are depreciated over their estimated useful lives as follows:

Office equipment, fixtures and furniture	3-5 years
Vehicle	5 years
Leasehold improvements	Lesser of useful life and lease term

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the consolidated statements of income and comprehensive income in other income or expenses.

Intangible Assets

Acquired intangible assets are recognized based on their cost to the Company, which generally includes the transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the Company’s book. These assets are amortized over their useful lives if the assets are deemed to have a finite life and they are reviewed for impairment by testing for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The fair value of an intangible asset is the amount that would be determined if the entity used the assumptions that market participants would use if they were pricing the intangible asset. The useful life of the Company’s intangible assets is 5-10 years, which is determined by using the time period that an intangible is estimated to contribute directly or indirectly to a Company’s future cash flows.

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

The exchange rate the Company used to convert RMB to USD was 7.03:1 and 7.19:1 at the balance sheet dates of December 31, 2025 and 2024, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates the Company used to convert RMB to USD were 7.14:1 and 7.12:1 for the years ended December 31, 2025 and 2024, respectively.

The exchange rate the Company used to convert HKD to USD was 7.78:1 and 7.76:1 at the balance sheet dates of December 31, 2025 and 2024. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates the Company used to convert HKD to USD were 7.80:1 and 7.80:1 for the years ended December 31, 2025 and 2024, respectively.

Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Government subsidies

Government subsidies primarily consist of financial subsidies received from provincial and local governments for operating a business in their jurisdictions and compliance with specific policies promoted by the local governments. For certain government subsidies, there are no defined rules and regulations to govern the criteria necessary for companies to receive such benefits, and the amount of financial subsidy is determined at the discretion of the relevant government authorities. The government subsidies of operating nature with no further conditions to be met are recorded as operating expenses in “Other income” in the consolidated statements of operations and comprehensive loss when received.

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

Short-term investments

Short-term investments consist primarily of investments in fixed deposits with original maturities between three months and one year and certain investments in wealth management products and other investments that the Company has the intention to redeem within one year. Fair valued or carried at amortized costs. As of December 31, 2025 and 2024, the short-term investments amounted to $1,423 and $1,391, respectively.

Long-term investments

Long-term investments consist primarily of investments in debt investments with original maturities between three years and more. Fair valued or carried at amortized costs. As of December 31, 2025 and 2024, the long-term investments amounted to $711,359 and $1,530,243, respectively. During the year ended December 31, 2025, the Company has collected repayment of $818,884 (RMB6.0 million) of the December 31, 2024 debt investment balance. The Company did not recognize an impairment for its long-term investment as all the debt investments are deemed collectible.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This ASU requires entities to 1. disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and, (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities, 2. include certain amounts that are already required to be disclosed under current Generally Accepted Accounting Principles in the same disclosures as other disaggregation requirements, 3. disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and 4. disclose the total amount of selling expenses, in annual reporting periods, an entity’s definition of selling expense. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Additionally, in January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company plans to adopt this guidance effective January 1, 2027 and the Company is currently evaluating the impact of adopting this ASU on its financial statements.

In November 2024, the FASB issued ASU No. 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”. The amendments provide guidance on accounting for induced conversions of convertible debt instruments. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for entities that have adopted the amendments in ASU 2020-06. Early adoption is permitted. The Company adopted this guidance effectively January 1, 2026 and the Company is currently evaluating the impact of adopting this ASU on its financial statements.

In May 2025, the FASB issued ASU No. 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Accounting Acquirer in a Business Combination Involving a Variable Interest Entity”. This ASU clarifies that when a business that is a VIE is acquired primarily with equity interests, the determination of the accounting acquirer should follow ASC 805 rather than defaulting to the primary beneficiary under ASC 810. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt this guidance effective January 1, 2027 and the Company is currently evaluating the impact of adopting this ASU on its financial statements.

In May 2025, the FASB issued ASU No. 2025-04, “Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606)”: Clarifications to Share-Based Consideration Payable to a Customer. This ASU clarifies how entities account for share-based consideration payable to a customer. The ASU requires customer awards with vesting conditions tied to purchases to be treated as performance conditions, eliminates the forfeiture policy election, and states that the variable consideration constraint under ASC 606 does not apply to these awards. The standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company plans to adopt this guidance effective January 1, 2027 and the Company is currently evaluating the impact of adopting this ASU on its financial statements.

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. This ASU provides a practical expedient for all entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606. The standard is effective for annual periods beginning after December 15, 2025. Early adoption of ASU 2025-05 is permitted and should be applied prospectively. The Company adopted this guidance effectively January 1, 2026 and the Company is currently evaluating the impact of adopting this ASU on its financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The purpose of this update is to improve the clarity and organization of interim reporting guidance and to enhance the disclosure requirements applicable to interim financial statements. ASU 2025-11 does not change the fundamental principles of interim reporting but clarifies the scope and presentation of required disclosures. A public business entity shall apply for interim reporting periods within annual reporting periods beginning after December 15, 2027. An entity other than a public business entity shall apply for interim reporting periods within annual reporting periods beginning after December 15, 2028. The Company plans to adopt this guidance effective January 1, 2028 and the Company is currently evaluating the impact of adopting this ASU on its financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying consolidated financial statements.

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	December 31,	December 31,
	2025	2024

Supply Chain Financing/Trading	$360,053	$1,984,893
Trading Commission and Consulting services	244,244	104,069
Fast-Moving Consumer Goods	939	-
Total accounts receivable, net	$605,236	$2,088,962

The following table sets forth the Company’s concentration of accounts receivable, net of specific allowances for credit losses.

	December 31,	December 31,
	2025	2024

Debtor A	39.5%	34.6%
Debtor B	27.8%	19.0%
Debtor C	20.0%	17.8%
Total accounts receivable, net	87.3%	71.4%

4. OTHER RECEIVABLES, NET

Other receivables, net, consist of the following:

	December 31,	December 31,
	2025	2024

Other receivables(1)	$9,373,193	$9,619,490
Receivable for prepaid purchases(2)	570,400	-
Unsettled stocks	860,195	687,813
Interest receivable	19,260	-
Others	57,929	352,265
Total other receivables, net	$10,880,977	$10,659,568

(1)	Other receivables consist mainly of: 1) the loan amount to Future Commercial Management (Hainan) Co., Ltd., (“Future Hainan”), which was a subsidiary until December 16, 2025. On December 12, 2025, the Company entered into a “Loan agreement” with Future Hainan, pursuant to which the Company loaned an amount of $9.37 million (RMB 65.88 million) to Future Hainan at the annual interest rate of 5%. As of December 31, 2025, the balance of other receivables was $9.37 million.

(2)	Receivable for prepaid purchases has been reclassified from “Advance to Suppliers” due to the cancellation of purchase transactions.

5. INVESTMENT FUNDS

As of December 31, 2025, the balance of investment funds was $30.41 million. The amount pertains of funds held in escrow with a third party for future business acquisitions. As of the date of this report, the acquisition transaction has not closed.

6. ADVANCES TO SUPPLIERS AND OTHER CURRENT ASSETS, NET

The amount of advances to suppliers and other current assets, net consisted of the following:

	December 31,	December 31,
	2025	2024

Prepayments for Supply Chain Financing/Trading	$3,222,747	$4,351,414
Prepaid expenses	373,243	34,867
Others	184,906	47,414
Total advances to suppliers and other current assets, net	$3,780,896	$4,433,695

7. LOAN RECEIVABLES

As of December 31, 2025, the balance of loan receivables was $ nil.

As of December 31, 2024, the balance of loan receivables was $139,113. On August 29, 2024, Future Supply Chain (Xi’an) Co., Ltd entered into a “Loan Agreement” with a third party. Pursuant to the Loan Agreement, Future Supply Chain (Xi’an) Co., Ltd loaned an amount of $139,113 (RMB1 million) to the third party at the annual interest rate of 12% from August 29, 2024 to November 30, 2025. As of December 31, 2024, the balance of loan receivables was $139,113. The loan was repaid on January 24, 2025.

8. LEASES

The Company’s non-cancellable operating leases consist of leases for office space. The Company is the lessee under the terms of the operating leases. For the year ended December 31, 2025, the operating lease cost was $0.22 million.

The Company’s operating leases have remaining lease terms of approximately 17 months. As of December 31, 2025, the weighted average remaining lease term and weighted average discount rate were 1.40 years and 4.90%, respectively.

Maturities of lease liabilities were as follows:

Operating
As of December 31, 2025	Lease
From January 1, 2026 to December 31, 2026	$178,762
From January 1, 2027 to December 31, 2027	31,252
Total	$210,014
Less: amounts representing interest	$4,662
Present Value of future minimum lease payments	205,352
Less: Current obligations	174,423
Long-term obligations	$30,929

The Company leases office space and equipment under various short-term operating leases. As permitted by ASC 842, the Company has elected the practical expedient for short-term leases, whereby lease assets and lease liabilities are not recognized on the balance sheet. Short-term leases cost was nil for the year ended December 31, 2025.

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	December 31,	December 31,
	2025	2024

Office equipment, fixtures and furniture	$50,984	$50,866
Vehicle	393,593	384,854
Leasehold improvements	63,755	62,339
Subtotal	508,332	498,059
Less: accumulated depreciation	(357,344)	(258,767)
Less: Impairment	(1,084)	(1,059)
Total property and equipment, net	$149,904	$238,233

Depreciation expense included in general and administration expenses for the years ended December 31, 2025 and 2024 was $95,630 and $116,018, respectively.

10. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	December 31,	December 31,
	2025	2024

Trading rights of license plates	$128,503	$128,824
System and software	627,987	628,131
Subtotal	756,490	756,955
Less: accumulated amortization	(281,024)	(224,133)
Total intangible assets, net	$475,466	$532,822

Amortization expense included in general and administration expenses for the years ended December 31, 2025 and 2024 was $57,035 and $57,035, respectively.

The estimated future amortization is as follows:

As of December 31, 2025	Estimated amortization expense
From January 1, 2026 to December 31, 2026	$57,035
From January 1, 2027 to December 31, 2027	57,035
From January 1, 2028 to December 31, 2028	57,035
From January 1, 2029 to December 31, 2029	57,035
From January 1, 2030 to December 31, 2030	57,035
Thereafter	61,788
Total	$346,963

Type 1 and Type 2 licenses by Hong Kong Securities and Futures Commission have no expiration date and do not require amortization, the amount was $128,503 and $128,824.

11. ACCOUNT PAYABLES

The amount of account payables consisted of the following:

	December 31,	December 31,
	2025	2024

Trading Commission and Consulting services payment	$3,166,682	$1,872,298
Fast-Moving Consumer Goods payment	95,103	-
Supply Chain Financing/Trading payment	-	347,003
Total account payables	$3,261,785	$2,219,301

12. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables consisted of the following:

	December 31,	December 31,
	2025	2024

Legal fees and other professionals	$917,148	$64,488
Wages and employee reimbursement	55,058	212,028
Provision for legal cases	-	8,625,308
Accruals	821,913	715,061
Others	425,139	413,653
Total accrued expenses and other payables	$2,219,258	$10,030,538

In January 2021, FT Global Capital, Inc. (“FT Global”), a former placement agent of the Company filed a lawsuit against the Company in the Superior Court of Fulton County, Georgia. FT Global served the complaint upon the Company in January 2021. In the complaint, FT Global alleges claims, most of which attempt to hold the Company liable under legal theories that relate back to an alleged breach of an exclusive placement agent agreement between FT Global and the Company in July 2020 which had a term of three months. FT Global claims that the Company failed to compensate FT Global for securities purchase transactions between December 2020 and April 2021, pursuant to the terms of the expired exclusive placement agent agreement. On April 11, 2024, on which date the jury returned a verdict in favor of FT Global and the Court entered a judgment awarding FT Global $10,598,380. On June 17, 2025, the Company entered into a settlement and forbearance agreement with FT Global, pursuant to which the company is required to pay FT Global an aggregate amount of $4.0 million over an 18-month period. For the fiscal year ended December 31, 2024 and 2025, the Company paid $1.97 million and $1.85 million, respectively, towards accrued expenses and other payables.

13. CONVERTIBLE NOTES PAYABLE

The amount of convertible notes payable consisted of the following:

	December 31,	December 31,
	2025	2024

Beginning	$553,086	$1,100,723
Addition	1,696,748	-
Interest expenses	73,628	77,363
Conversion	(589,418)	(625,000)
Balance	$1,734,044	$553,086

Convertible notes payable I

On December 27, 2023, the Company issued a convertible promissory note with a principal amount of $1.10 million. Floor Price was $9.088 per share of Common Stock. The Note was unsecured. On the date thereof, the Company shall reserve 125,000 shares of Common Stock from its authorized and unissued Common Stock to provide for all issuances of Common Stock under the Note (the “Share Reserve”). The lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares were 59,386 shares, amount $625,000, at a price of $10.524 per share in 2024. Lender redemption conversion shares were 15,301 shares, amount $140,658, at a price of $9.193 per share and 49,385 shares, amount of $448,759, at a price of $9.087 per share in January and September 2025, respectively. As of December 31, 2025, the balance of this convertible notes payable was $ nil.

Convertible notes payable II

On July 28, 2025 (“Beginning Date”), the Company entered into a Convertible Notes Agreement (“Agreement”) with an institutional investor (the “Investor”), pursuant to which the Investor desires to purchase from the Company one or more pre-paid purchases (each a “Pre-Paid Purchase” and together the “Pre-Paid Purchases”) in the aggregate purchase amount of up to $10,000,000 for the purchase of the Company’s common stock. The Agreement will end on the earlier of (i) the date that is two years from the Beginning Date, (ii) the date Company has sold $10,000,000.00 in Pre-Paid Purchases hereunder; and (iii) termination of this Agreement (the “Commitment period”). On September 15, 2025, the Company issued 15,000 of the Company’s Common Stock to the Investor as a commitment fee (the “Commitment Shares”). All Pre-Paid Purchases will have an 8% original issue discount (“OID”), and will bear an interest rate of 8% per annum.

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

Concurrently, on September 22, 2025, the Company issued 361,250 Common Stock (the “Pre-Delivery Shares”) according to the agreement with the Investor at par value $0.001 per share. The Investor is not permitted to sell, assign, transfer, pledge, encumber, hypothecate or otherwise dispose of (“transfer”) such Pre-Delivery Shares. However, during the period beginning on any day in which Investor delivers a Purchase Notice to Company and ending on the date of delivery of the Purchase Shares by Company covered by such Purchase Notice, Investor may transfer a number of Pre-Delivery Shares up to the number of Purchase Shares covered by the applicable Purchase Notice. The Purchase Price will be 82% multiplied by the lowest daily volume-weighted average price during the ten trading days immediately preceding a conversion. Following the end of the Commitment Period and the repayment of all outstanding Pre-Paid Purchases, Investor will deliver to Company a number of shares of common stock equal to the number of Pre-Delivery Shares issued within 20 trading days, and the Company will pay Investor $0.001 for each share.

The Company assessed the convertible note payable II under ASC 815, identifying there are embedded conversion features and concluded that the conversion feature satisfied the requirement of “fixed-to-fixed” criterion and is considered indexed to the Company’s own stock. Therefore, the conversion feature is eligible for a scope exception from derivative accounting in accordance with ASC 815-10-15-74 and the Company would not bifurcate the conversion feature, and accounts for the convertible note payable II as a liability in its entirety.

The Company recognized the issuance costs and the discount of the convertible note payable II of $304,400 as a direct deduction from the face amount of the Convertible Loan II in accordance with ASC 835-30-45-1A. The debt issuance cost was amortized as amortization of debt issuance costs using the effective interest method, over the Commitment period of the convertible note payable II.

As of December 31, 2025, the Company has received an aggregate of $1,800,000 from the Investor out of the total $10,000,000 committed amount, the balance of convertible notes payable II was $1,734,044, with a carrying value of $1,964,000, net of deferred financing costs of $229,956 was recorded in the consolidated balance sheets. The amortization of debt issuance costs was $20,475 for the year ended December 31, 2025.

As of December 31, 2025, the Company issued a total of 376,250 Common Stock to the Investor, including 15,000 Common Stock as Commitment Shares and 361,250 Common Stock as the Pre-Delivery Shares.

14. RELATED PARTY TRANSACTION

As of December 31, 2025, the amounts due to related parties were consisted of the following:

Name	Amount	Relationship	Note
Shanchun Huang	$596,924	Controlling shareholder	Repayment debt on behalf of the Company and payment on demand
Total	$596,924

As of December 31, 2024, the amount due from related parties was consisted of the following:

Name	Amount	Relationship	Note
Hu Li	$20,000	Chief Executive Officer of the Company	Loan receivables*, interest free and payment on demand.
Total	$20,000

*	The related party transactions have been approved by the Company’s Audit Committee.

As of December 31, 2024, the amount due to related parties was consisted of the following:

Name	Amount	Relationship	Note
Ming Yi	$8,871	Former Chief Financial Officer of the Company	Accrued expenses, interest free and payment on demand.
Total	$8,871

15. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. The applicable tax rate is 21% in 2025 and 2024. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the years ended December 31, 2025 and 2024. For the years ended December 31, 2025 and 2024, the Company had current income tax expenses of nil, respectively.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the year ended December 31, 2025, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries.

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

Reconciliation of the differences between the statutory EIT rate applicable to profits of the consolidated entities and the income tax expenses of the Company:

	December 31, 2025	December 31, 2024

Loss before taxation	$(30,946,254)	$(33,739,005)
PRC statutory tax rate	25%	25%
Computed expected benefits	(7,736,564)	(8,434,751)
Others, primarily the differences in tax rates	(1,191,035)	(2,360,704)
Deferred tax assets losses not recognized	8,927,599	10,795,455
Total	$-	$-

16. SHARE BASED COMPENSATION

On March 10, 2025, the Compensation Committee of the Board of Directors of the Company granted 125,000 shares of common stock of the Company, par value $0.001, pursuant to the Company’s 2024 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries (the “Grantees”). As the closing price of the Company stock was $8.68 on March 10, 2025, the Company recorded an expense of $1.09 million in the first quarter of fiscal year 2025. As of March 10, 2025, the Shares have been issued to the Grantees.

On October 4, 2024, the Compensation Committee of the Board of Directors of the Company granted 52,750 shares of common stock of the Company, par value $0.001, pursuant to the Company’s 2023 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries (the “Grantees”). As the closing price of the Company stock was $12.72 on October 9, 2023, the Company recorded an expense of $0.67 million in the third quarter of fiscal year 2024. As of October 9, 2024, the Shares have been issued to the Grantees.

17. COMMON STOCK

Securities Purchase Agreement

On December 24, 2020, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company sold to the purchasers in a registered direct offering, an aggregate of 421,053 units, each consisting of one share of the Company’s common stock and a warrant to purchase 1 share of the Company’s Common Stock, at a purchase price of $19 per unit, for aggregate gross proceeds to the Company of $8,000,007, before deducting fees to the placement agent and other offering expenses payable by the Company. On December 29, 2020, the Company issued Units consisting of an aggregate of 421,053 shares of the Company’s Common Stock and warrants to purchase up to an aggregate of 421,053 shares of the Company’s Common Stock at an exercise price of $21.5 per share (the “Investors’ Warrants”). The Investors’ Warrants have a term of five years and are exercisable by the holder at any time after the date of issuance. In connection with the offering, the Company also issued placement agent a warrant to purchase 42,108 shares of the Company’s Common Stock (the “Placement Agent Warrant”) on substantially the same terms as the Investors’ Warrants, except that the Placement Agent Warrant has an exercise price of $23.75 per share and is not exercisable until June 24, 2021. As of December 31, 2024, outstanding warrants have 42,108 shares of the Company’s Common Stock. Warrants after 1-for-10 reverse stock split in 2025 and 1-for-4 reverse stock split in 2026 were 1,053 shares with an exercise price of $95 per share. All outstanding warrants have expired as of December 31, 2025.

	Underlying	Weighted Average Exercise	Weighted Average Term
	Shares	Price	(Years)
Options outstanding at December 31, 2024	1,053	$95.0	1.00
Granted	-	-	-
Forfeited	1,053	95.0	-
Cancelled	-	-	-
Options outstanding at December 31, 2025	-	$-	-
Options exercisable at December 31, 2025	-	$-	-

On January 5, 2024, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company sold to the purchasers in a private placement, an aggregate of 53,764 shares of its common stock, par value $0.001 per share at a purchase price of $48 per share, for aggregate net proceeds to the Company of $2,580,644. On January 18, 2024, the Company issued 53,764 shares of common stock pursuant to this Agreement.

Common stocks issued in connection with the convertible notes

On December 27, 2023, the Company entered into a Securities Purchase Agreement with Streeterville Capital, LLC, a Utah limited liability company (the “Lender”), pursuant to which the Company sold and issued to the Lender a Convertible Promissory Note (the “Note”) in the principal amount of $1,100,000.

On July 3, 2024, that Lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 3,416, amount $50,000, at a price of $14.637 per share.

On July 18, 2024, that Lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 5,428, amount $75,000, at a price of $13.817 per share.

On August 26, 2024, that Lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 10,208, amount $100,000, at a price of $9.796 per share.

On October 24, 2024, that Lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 9,766, amount $100,000, at a price of $10.24 per share.

On November 11, 2024, that Lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 9,766, amount $100,000, at a price of $10.24 per share.

On November 14, 2024, that Lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 9,846, amount $100,000, at a price of $10.156 per share.

On December 18, 2024, that Lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 10,955 amount $100,000, at a price of $9.128 per share.

On January 7, 2025, that Lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 10,721, amount $100,000, at a price of $9.327 per share.

On January 24, 2025, that Lender elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 4,581, amount $40,658, at a price of $8.875 per share.

On September 10 and 11, 2025, that Lender elected to redeem the entire balance of the Note through the issuance of 49,835 redemption conversion shares, at a price of $9.005 per share, for a total redemption amount of $448,759.

18. STATUTORY RESERVES AND RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiaries incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiaries incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless the reserve has reached 50% of their respective registered capital. Furthermore, registered share capital and capital reserve accounts are also restricted from distribution. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiaries incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends. The restriction amounted to $25.36 million (RMB176.10 million) as of December 31, 2025. Except for the above or disclosed elsewhere, there is no other restriction on the use of proceeds generated by the Company’s subsidiaries to satisfy any obligations of the Company.

19. DISCONTINUED OPERATIONS

On March 7, 2024, Chain Cloud Mall Network and Technology (Tianjin) Co., Limited was dissolved and deregistered. The loss on disposal was $45,487.54.

On September 4, 2024, Tianjin Future Private Equity Fund Management Partnership (Ltd Partnership) was dissolved and deregistered. The loss on disposal was $22.46.

On October 18, 2024, Nice Talent Asset Management Limited (“NTAM”) was disposed of for a consideration of $0.31 million (HK$2.40 million). The loss on disposal was $2.32 million.

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

On February 3, 2025, FTFT UK LIMITED, FTFT Finance UK Limited, Future Fintech Digital Number One US, LP, Future Fintech Digital Number One Offshore, LLC (Cayman), Future Fintech Digital Number One GP, LLC (USA), FTFT Digital Number One, Ltd. (Cayman), Future FinTech Labs Inc, Future Fintech Digital Capital, FTFT CAPITAL INVESTMENTS, DigiPay FinTech Limited, DCON DigiPay Limited-JPN and Global Key Shared Mall Ltd were disposed of for a consideration of US$25,000 after a court auction sale. The gain on disposal was $28.26 million.

On December 16, 2025, Future Commercial Management (Hainan) Co., Ltd. was disposed of for a consideration of $1.4 million (RMB10.0 million). The gain on disposal was $52,749.

Income from discontinued operations for the years ended December 31, 2025 and 2024 was as follows:

	For the Years ended December 31,
	2025	2024
REVENUES	$43,585	$43,715
COST OF REVENUES	12,816	9,637
GROSS PROFIT	30,769	34,078

OPERATING EXPENSES:
General and administrative expenses	32,072	1,510,233
Research and development expenses	-	312,865
Selling expenses	11,430	-
Allowance for (Net recovery of) credit losses / doubtful accounts	514,798	(763,539)
Total operating expenses	558,300	1,059,559

OTHER INCOME (EXPENSE)
Interest income	413,001	413,695
Interest expense	-	-
Other income (expense)	(4,762)	116,949
Total other income	408,239	530,644
Loss from discontinued operations before income tax	(119,292)	(494,837)
Income tax provision	-	-
Loss from discontinued operations before non-controlling interest	(119,292)	(494,837)
Gain on disposal of discontinued operations	28,311,547	1,054,155
Less: net income (loss) attributable to non-controlling interests	1,866,066	(223,815)
INCOME FROM DISCONTINUED OPERATIONS	$26,326,189	$783,133

The major components of assets and liabilities related to discontinued operations are summarized below:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$-	$77,630
Other receivables, net	-	613,922
Advances to suppliers and other current assets, net	-	540,582
Loan receivables		6,955,651
Property and equipment, net	-	2,360,961
Right of use assets - operating lease	-	154,810
Total assets related to discontinued operations	$-	$10,703,556

Accrued expenses and other payables	$-	$9,486,695
Amount due to related parties	-	29,036
Lease liability - operating lease	-	154,810
Total liabilities related to discontinued operations	$-	$9,670,541

20. SEGMENT REPORTING

In its operation of the business, management, including the Company’s chief operating decision maker, who is the Company’s Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with GAAP. The Company operates in three segments starting in fiscal 2021: “supply chain financing service and trading business” and “others”. As described in Note 17. DISCONTINUED OPERATIONS, certain subsidiaries were sold, dissolved or deregistered, resulting in material changes to the Company’s business operations. Consequently, the Company has reorganized its operations into the following three reportable segments: (1) Fast-Moving Consumer Goods (FMCG), (2) Trading Commission and Consulting services and (3) supply chain financing service and trading business.

The Company began to provide supply chain financing services during the second quarter of 2021. The Company began to provide sand and steel supply chain financing services during the first quarter of 2023. The Company began to provide brokerage services in October 2023. During the last quarter of fiscal year 2024, the Company commenced operations in the Fast-Moving Consumer Goods (FMCG) sector.

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

For the year ended December 31, 2025

	Fast-Moving Consumer Goods	Trading Commission and Consulting services	Supply Chain Financing/ Trading	Total
Reportable segment revenue	$3,259,845	$568,611	$1,349	$3,829,805
Inter-segment loss	-	-	-	-
Revenue from external customers	3,259,845	568,611	1,349	3,829,805
Segment gross profit	$33,144	$373,829	$1,347	$408,320

For the year ended December 31, 2024

	Fast-Moving Consumer Goods	Trading Commission and Consulting services	Supply Chain Financing/ Trading	Total
Reportable segment revenue	$25,537	$1,131,165	$957,708	$2,114,410
Inter-segment loss	-	-	-	-
Revenue from external customers	25,537	1,131,165	957,708	2,114,410
Segment gross profit	$138	$1,074,048	$163,753	$1,237,939

Loss before Income Tax:

	For the Years Ended December 31,
	2025	2024
Supply Chain Financing/Trading	$233	$3,629,218
Fast-Moving Consumer Goods	561,911	96,718
Trading Commission and Consulting services	2,139,466	2,266,520
Corporate and Unallocated	28,652,964	28,984,488
Total operating expenses and other expenses	31,354,574	34,976,944
Loss before income tax	$(30,946,254)	$(33,739,005)

Segment assets as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Supply Chain Financing/Trading	$2,969,945	$13,860,708
Fast-Moving Consumer Goods	379,700	302,791
Trading Commission and Consulting services	5,584,242	2,556,543
Corporate and Unallocated	44,353,447	8,058,078
Assets related to discontinued operations	-	10,703,556
Total assets	$53,287,334	$35,481,676

21. DEBT RESTRUCTURING

During the year ended December 31, 2025, the Company entered into troubled debt restructurings with FT Global (“the Creditor”) due to financial difficulties. On June 17, 2025, the Company entered into a settlement and forbearance agreement (“the Agreement”) with FT Global. Pursuant to the Agreement, the company was required to pay an aggregate settlement amount of $4.0 million and issue a total of 425,000 shares of common stock, among which, (i) $0.5 million was paid no later than June 20, 2025, (ii) $1.0 million, $1.3 million and $1.2 million shall be paid within six months, twelve months and eighteen months after signing of the Agreement, respectively, (iii) 15,000 shares and 85,000 shares of common stock were issued on June 30, 2025 and July 2, 2025, respectively, and (iv) 162,500 shares and 162,500 shares of common stock shall be issued no earlier than six months and twelve months following the agreement’s effective date, respectively. As of December 31, 2025, a total of 110,000 shares of common stock had been issued and an aggregate amount of $1.85 million had been repaid to the Creditor.

The Company derecognized the amount previously due to FT Global, and recognized the present value of total settlement amount including the above-mentioned cash payments and common stocks in paid-in capital and other payables on the consolidated balance sheets. Upon the debt restructurings, the Company recognized a gain of $3.07 million which was recorded as gain on debt restructuring on the consolidated statement of operations and comprehensive loss.

22. COMMITMENTS AND CONTINGENCIES

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

Customer concentration risk

For the year ended December 31, 2025, two customers accounted for 16.42% and 10.59% of the Company’s total revenue, respectively. For the year ended December 31, 2024, two customers accounted for 36.60% and 13.85% of the Company’s total revenues, respectively.

Vendor concentration risk

For the year ended December 31, 2025, two vendors accounted for 60.70% and 33.52% of the Company’s total purchases, respectively. For the year ended December 31, 2024, one vendor accounted for 88.87% of the Company’s total purchases.

24. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the consolidated financial statements and did not identify any subsequent events except those disclosed above that would have required adjustment or disclosure in the financial statements.