Form 10-Q
period 2026-03-31
Future FinTech Group Inc.
filed 2026-05-15
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Class	Outstanding on May 11, 2026
Common Stock, $0.001 par value per share	5,871,449 shares

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025

CURRENT ASSETS
Cash and cash equivalents	$1,346,642	$2,396,619
Restricted cash	2,333,858	2,680,545
Short - term investment	-	1,423
Accounts receivable, net	670,780	605,236
Other receivables, net	10,601,769	10,880,977
Contract assets	1,436	1,436
Investment Funds	30,894,153	30,413,300
Advances to suppliers and other current assets, net	3,659,578	3,780,896
TOTAL CURRENT ASSETS	49,508,216	50,760,432

NON-CURRENT ASSETS
Property and equipment, net	133,469	149,904
Right of use assets - operating lease, net	191,495	203,828
Intangible assets, net	428,408	475,466
Debt investment	722,606	711,359
Long-term receivable, net	903,572	986,345
TOTAL NON-CURRENT ASSETS	2,379,550	2,526,902
TOTAL ASSETS	$51,887,766	$53,287,334

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,444,916	$3,261,785
Accrued expenses and other payables	2,237,247	2,219,258
Advances from customers	259,965	223,472
Convertible notes payables	1,689,385	1,734,044
Lease liability - current	147,778	174,423
Amounts due to a related party	479,203	596,924
TOTAL CURRENT LIABILITIES	7,258,494	8,209,906

NON-CURRENT LIABILITIES
Other non-current liabilities	1,088,809	1,088,809
Lease liability-non-current	19,656	30,929
TOTAL NON-CURRENT LIABILITIES	1,108,465	1,119,738
TOTAL LIABILITIES	$8,366,959	$9,329,644

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value; 150,000,000 shares authorized; 5,240,544 shares and 5,048,328 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively*	5,240	5,048
Additional paid-in capital	271,144,693	271,044,885
Statutory reserve	98,357	98,357
Accumulated deficits	(224,780,727)	(223,505,599)
Accumulated other comprehensive loss	(2,946,756)	(3,685,001)
TOTAL STOCKHOLDERS’ EQUITY	43,520,807	43,957,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,887,766	$53,287,334

*	All shares and per share data have been retroactively restated to reflect reverse stock split effected on April 1, 2025 and January 8, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Revenue	$212,612	$542,131
Cost of revenue	139,409	471,105
Gross profit	73,203	71,026

Operating Expenses
General and administrative expenses	1,401,859	1,570,100
Stock-based compensation	-	1,085,000
Selling expenses	135,180	191,630
Allowance for (net recovery of) credit losses / doubtful accounts	(138,940)	27,860,839
Total operating expenses	1,398,099	30,707,569

Loss from operations	(1,324,896)	(30,636,543)

Other income (expenses)
Interest income	123,896	22,529
Interest expenses	(58,175)	(7,801)
Amortization of debt issuance costs	(17,550)	-
Other income, net	1,597	83,800
Total other income, net	49,768	98,528

Loss from Continuing Operations before Income Tax	(1,275,128)	(30,538,015)
Income tax provision	-	-
Deferred income tax	-	-
Loss from Continuing Operations	(1,275,128)	(30,538,015)

Discontinued Operations
Loss from discontinued operations	-	(428,065)
Gain on disposal of discontinued operations	-	28,258,798
NET LOSS	$(1,275,128)	$(2,707,282)
Less: Net Income attributable to non-controlling interests of discontinued operations	-	1,866,066
Less: Net Income attributable to non-controlling interests of continued operations	-	-
Net loss attributable to Future Fintech Group, Inc.	$(1,275,128)	$(4,573,348)
Other comprehensive income (loss)
Loss from continuing operations	$(1,275,128)	$(30,538,015)
Foreign currency translation - Continuing Operations	738,245	(195,280)
Comprehensive Loss - Continuing Operations	$(536,883)	$(30,733,295)

Income from discontinued operations	$-	$27,830,733
Foreign currency translation - Discontinued Operations	-	(177,723)
Comprehensive Income - Discontinued Operations	$-	$27,653,010

Comprehensive Loss	$(536,883)	$(3,080,285)
Less: Comprehensive income attributable to non-controlling interests of continuing operations	-	-
Less: Comprehensive income attributable to non-controlling interests of discontinued operations	-	1,866,066
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	$(536,883)	$(4,946,351)

Basic earnings (loss) per share:
Basic loss per share from continuing operation	$(0.25)	$(49.92)
Basic earnings per share from discontinued operation	-	42.44
	$(0.25)	$(7.48)
Diluted earnings (loss) per share:
Diluted loss per share from continuing operation	$(0.25)	$(49.92)
Diluted earnings per share from discontinued operation	-	42.37
	$(0.25)	$(7.55)
Weighted average number of shares outstanding
Basic*	5,159,460	611,771
Diluted*	5,159,460	612,824

*	All shares and per share data have been retroactively restated to reflect reverse stock split effected on April 1, 2025 and January 8, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

Three Months ended March 31, 2025

	Common stock		Additional paid-in	Statutory	Accumulated	Accumulative other comprehensive	Non-controlling
	Shares*	Amount	capital	reserve	Deficits	loss	interests	Total

Balance at December 31, 2024	611,771	$612	$237,498,011	$98,357	$(218,885,534)	$(4,248,561)	$(1,866,066)	$12,596,819
Issuance of common stocks-conversion of debt	15,301	15	140,643	-	-	-	-	140,658
Net loss from continuing operations	-	-	-	-	(30,538,015)	-	-	(30,538,015)
Net loss from discontinued operations	-	-	-	-	(428,065)	-	-	(428,065)
Effect to rounding fractional shares into whole shares upon reverse stock split	250	-	-	-	-	-	-	-
Share-based payments-omnibus equity plan	125,000	125	1,084,875	-	-	-	-	1,085,000
Foreign currency translation adjustment	-	-	-	-	-	(15,371)	-	(15,371)
Disposition of discontinued operation	-	-	-	-	26,392,732	(177,723)	1,866,066	28,081,075
Balance at March 31, 2025	752,322	$752	$238,723,529	$98,357	$(223,458,882)	$(4,441,655)	$-	$10,922,101

Three Months ended March 31, 2026

	Common stock		Additional paid-in	Statutory	Accumulated	Accumulative other comprehensive
	Shares*	Amount	capital	reserve	Deficits	loss	Total

Balance at December 31, 2025	5,048,328	$5,048	$271,044,885	$98,357	$(223,505,599)	$(3,685,001)	$43,957,690
Issuance of common stocks-conversion of debt	55,187	55	99,945	-	-	-	100,000
Issuance of common stocks - Debt Restructuring	136,986	137	(137)	-	-	-	-
Net loss from continuing operations	-	-	-	-	(1,275,128)	-	(1,275,128)
Effect to rounding fractional shares into whole shares upon reverse stock split	43	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	738,245	738,245
Balance at March 31, 2026	5,240,544	$5,240	$271,144,693	$98,357	$(224,780,727)	$(2,946,756)	$43,520,807

All shares and per share data have been retroactively restated to reflect reverse stock split effected on April 1, 2025 and January 8, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Cash Flows from Operating Activities:
Net loss	$(1,275,128)	$(2,707,282)
Net income from discontinued operation	-	27,830,733
Net loss from continuing operation	(1,275,128)	(30,538,015)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	18,591	26,205
Amortization of debt issuance costs	17,550	-
Amortization	46,258	14,259
Allowance for (reversal of) credit losses/doubtful accounts	(138,940)	31,446,230
Share-based payments	-	1,085,000
Interest expenses related to convertible note	37,791	6,972
Changes in operating assets and liabilities:
Accounts receivable	(65,544)	430,016
Other receivable	495,854	(27,709,205)
Advances to suppliers and other current assets	121,318	(3,608,016)
Operating lease assets and liabilities	(25,585)	(368)
Accounts payable	(816,869)	141,355
Accrued expenses and other payables	17,989	9,090,495
Advances from customers	36,493	47,182
Net Cash Used in Operating Activities from Continuing Operations	(1,530,222)	(19,567,890)
Net Cash Provided by Operating Activities from Discontinued Operations	-	19,042,510

Cash Flows from Investing Activities:
Debt investment	-	236,903
Payment for short-term investment	(14,390)	-
Redemption of short-term investments	15,829	-
Repayment of loan receivable	-	139,355
Net Cash Provided by Investing Activities from Continuing Operations	1,439	376,258
Net Cash Used in Investing Activities from Discontinued Operations	-	-

Cash Flows from Financing Activities:
Payment made for amounts due from related parties, net	-	(2,508)
Repayment of amounts due to related parties, net	(117,721)	(3,585)
Net Cash Used in Financing Activities from Continuing Operations	(117,721)	(6,093)
Net Cash Provided by Financing Activities from Discontinued Operations	-	-
Effect of Exchange Rate Changes on Cash and Restricted Cash	249,840	(196,999)

Net Decrease in Cash and Restricted Cash	(1,396,664)	(352,214)
Cash and Restricted Cash, at beginning of Period	5,077,164	4,765,111
Cash and Restricted Cash at end of Period	$3,680,500	$4,412,897

Noncash activities
Issuance of common stocks for conversion of debts	$100,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

Both of the reverse stock splits described above would be reflected in the Company’s March 31, 2026 and December 31, 2025 statements of changes in stockholders’ equity, and in per share data for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities Exchange Commission (the “SEC”). In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2026 and the results of operations and cash flows for the periods ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2026. The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2025 as included in the Company’s Annual Report on Form 10-K.

The Company’s functional currency of subsidiaries in China is the Chinese Renminbi (“RMB”). Other subsidiaries outside of China use U.S. Dollar (“USD”), Hong Kong Dollar (“HKD”), Great Britain Pound (“GBP”) and AED (“United Arab Emirates Dirham”) as the functional currency; however, the accompanying unaudited condensed consolidated financial statements have been translated and presented in USD.

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

Uses of Estimates in the Preparation of Financial Statements

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but are not limited to, the expected credit losses for receivables, estimated useful life and residual value of property and equipment, impairment of long-lived assets, provision for staff benefits, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to the Company’s condensed consolidated financial statements.

Going Concern

The Company’s financial statements are prepared assuming that the Company will continue as a going concern.

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. The Company’s operating losses from continuing operations amounted to $1.28 million, and it had negative operating cash flows from continuing operations of $1.53 million for the three months ended March 31, 2026. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has raised funds through issuance of convertible notes and common stock.

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

For the three months ended March 31, 2026:

	Loss	Shares	Per-share amount

Loss from continuing operations attributable to Future Fintech Group, Inc.	$(1,275,128)	5,159,460	$(0.25)
Income from discontinued operations attributable to Future Fintech Group, Inc.	$-	-	$-

Basic and Diluted EPS:
Loss to common stockholders from continuing operations	$(1,275,128)	5,159,460	$(0.25)
Income available to common stockholders from discontinued operations	$-	-	$-

For the three months ended March 31, 2025:

	Income (Loss)	Shares	Per-share amount

Loss from continuing operations attributable to Future Fintech Group, Inc.	$(30,538,015)	611,771	$(49.92)
Income from discontinued operations attributable to Future Fintech Group, Inc.	$25,964,667	611,771	$42.44

Basic EPS:
Loss to common stockholders from continuing operations	$(30,538,015)	611,771	$(49.92)
Income available to common stockholders from discontinued operations	$25,964,667	611,771	$42.44

Diluted EPS:

Warrants	-	1,053	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations attributable to Future Fintech Group, Inc.	$(30,538,015)	612,824	$(49.92)
Diluted income per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding from discontinued operations	$25,964,667	612,824	$42.37

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

Other receivables are recognized and carried at the initial amount when occurred less an allowance for credit losses. The Company has a policy of reserving for uncollectible accounts based on the Company’s best estimate of the amount of probable impairment losses in the Company’s existing receivables.

Allowances for credit losses are maintained for expected credit losses resulting from the Company’s customers’ inability to make required payments. The allowances are based on the Company’s regular assessment of various factors, including the credit-worthiness and financial condition of specific customers, historical experience with bad debts and customer deductions, receivables aging, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. The Company maintains an allowance for credit losses in accordance with ASC Topic 326, Credit Losses (“ASC 326”) and records the allowance for credit losses as an offset to accounts receivable and contract assets, and the estimated credit losses charged to the allowance is classified as “Allowance for credit losses/doubtful accounts” in the unaudited condensed consolidated statements of comprehensive loss. The Company determines whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. The Company may also record a general allowance as necessary.

Direct write-offs are taken in the period when the Company has exhausted the Company’s efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that the Company should abandon such efforts.

The Company has assessed its accounts receivable including credit terms and corresponding all its accounts receivable as of March 31, 2026. Allowance for credit losses on accounts receivable amounted to $660,482 and $650,202 as of March 31, 2026 and December 31, 2025, respectively. Accounts receivable of $1.08 million and $1.07 million have been outstanding for over 90 days as of March 31, 2026 and December 31, 2025, respectively. Allowance for credit losses on other receivables amounted to $588,474 and $522,406 as of March 31, 2026 and December 31, 2025, respectively. Allowance for credit losses on advances to suppliers amounted to $2,618,383 and $2,577,629 as of March 31, 2026 and December 31, 2025, respectively.

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

Revenue recognition is as follows:

Sales of fast-moving consumer goods

The Company operates an e-commerce platform specializing in fast-moving consumer goods. For sales transacted through the Company’s online stores in mainland China, the standard return policy permits customers to return eligible products within seven days of purchase. Historically, customer returns were immaterial. Revenue from sales of fast-moving consumer goods was $112,102 and $476,451 during the three months ended March 31, 2026 and 2025, respectively.

Provision of trading commission and consulting services

The Company provides stock trading services and charges commission and service fees. The Company recognizes revenue when such services are rendered to customers. Additionally, the Company generates revenue from financial advisory services, which primarily consist of fees from private equity placements and initial public offerings for its customers. These services are customized with no alternative use. For projects where the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time when contract obligations have been performed. For such arrangements, the Company uses the input method to recognize revenue, based on the ratio of actual costs incurred to the total estimated costs for the contract. For consulting projects where the Company does not have an enforceable right to payment for performance completed to date, revenue is recognized at the point in time the projects are completed and accepted by customers. Revenue from provision of trading commission and consulting services was $100,510 and $64,339 during the three months ended March 31, 2026 and 2025, respectively.

Revenue from supply chain financing/trading

The Company recognizes revenue when the receipt of merchandise is confirmed by the customers, which is the point that the title of the goods is transferred to the customer. Revenue from supply chain financing/trading was $ nil and $1,341 during the three months ended March 31, 2026 and 2025, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and any impairment losses. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are expensed as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the unaudited condensed consolidated statements of operations and comprehensive loss.

The Company estimated that the residual value of the Company’s property and equipment ranges from 3% to 5%. Property and equipment are depreciated over their estimated useful lives as follows:

Office equipment, fixtures and furniture	3-5 years
Vehicle	5 years
Leasehold improvements	Lesser of useful life and lease term

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the consolidated statements of operations and comprehensive loss in other income or expenses.

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

The exchange rate the Company used to convert RMB to USD was 6.92:1 and 7.03:1 at the balance sheet dates of March 31, 2026 and December 31, 2025, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates the Company used to convert RMB to USD were 6.95:1 and 7.18:1 for the three months ended March 31, 2026 and 2025, respectively.

The exchange rate the Company used to convert HKD to USD was 7.84:1 and 7.78:1 at the balance sheet dates of March 31, 2026 and December 31, 2025. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates the Company used to convert HKD to USD were 7.81:1 and 7.78:1 for the three months ended March 31, 2026 and 2025, respectively.

Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Government Subsidies

Government subsidies primarily consist of financial subsidies received from provincial and local governments for operating a business in their jurisdictions and compliance with specific policies promoted by the local governments. For certain government subsidies, there are no defined rules and regulations to govern the criteria necessary for companies to receive such benefits, and the amount of financial subsidy is determined at the discretion of the relevant government authorities. The government subsidies of operating nature with no further conditions to be met are recorded as operating expenses in “Other income” in the unaudited condensed consolidated statements of operations and comprehensive loss when received.

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

Short-Term Investments

Short-term investments consist primarily of investments in fixed deposits with original maturities between three months and one year and certain investments in wealth management products and other investments that the Company has the intention to redeem within one year. Fair valued or carried at amortized costs. As of March 31, 2026 and December 31, 2025, the short-term investments amounted to $ nil and $1,423, respectively.

Long-term Investments

Long-term investments consist primarily of investments in debt investments with original maturities between three years and more. Fair valued or carried at amortized costs. As of March 31, 2026 and December 31, 2025, the long-term investments amounted to $722,606 and $711,359, respectively. During the three months ended March 31, 2026, the Company did not collect any repayment of the December 31, 2025 debt investment balance. The Company did not recognize an impairment for its long-term investment as all the debt investments are deemed collectible.

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

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements”, thirty-three issues are addressed in this Update. Generally, the amendments in this Update are not intended to result in significant changes for most entities. However, the Board recognizes that changes to guidance may result in accounting changes for some entities. Therefore, the Board is providing transition guidance for the amendments. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this Update in an interim period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. An entity may elect to early adopt the amendments on an issue-by-issue basis. For example, an entity may decide to early adopt certain amendments and adopt the remaining amendments at the effective date. An entity should apply the amendments in this Update (except for the amendments to Topic 260, Earnings Per Share, related to Issue 4) using one of the following transition methods: 1. Prospectively to all transactions recognized on or after the date that the entity first applies the amendments 2. Retrospectively to the beginning of the earliest comparative period presented. An entity should adjust the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the earliest comparative period presented. An entity may elect the transition method on an issue-by-issue basis. For example, it may apply certain amendments prospectively while applying others retrospectively. For the amendments in this Update to Topic 260 (that is, Issue 4), an entity should apply the amendments retrospectively to each prior reporting period presented in the period of adoption. The Company plans to adopt this guidance effectively January 1, 2027 and the Company is currently evaluating the impact of adopting this ASU on its financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying unaudited condensed consolidated financial statements.

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	March 31,	December 31,
	2026	2025

Supply Chain Financing/Trading	$365,746	$360,053
Trading Commission and Consulting services	292,010	244,244
Fast-Moving Consumer Goods	13,024	939
Total accounts receivable, net	$670,780	$605,236

The following table sets forth the Company’s concentration of accounts receivable, net of specific allowances for credit losses.

	March 31,	December 31,
	2026	2025

Debtor A	36.2%	39.5%
Debtor B	24.6%	27.8%
Debtor C	18.4%	20.0%
Total accounts receivable, net	79.2%	87.3%

4. OTHER RECEIVABLES, NET

Other receivables, net, consist of the following:

	March 31,	December 31,
	2026	2025

Other receivables(1)	$9,664,465	$9,373,193
Receivable for prepaid purchases(2)	618,438	570,400
Unsettled stocks	161,503	860,195
Interest receivable	138,572	19,260
Others	18,791	57,929
Total other receivables, net	$10,601,769	$10,880,977

(1)	Other receivables consist mainly of: 1) the loan amount to Future Commercial Management (Hainan) Co., Ltd., (“Future Hainan”), which was a subsidiary until December 16, 2025. On December 12, 2025, the Company entered into a “Loan Agreement” with Future Hainan, pursuant to which the Company loaned an amount of $9.37 million (RMB 65.88 million) to Future Hainan at the annual interest rate of 5%. As of March 31, 2026, the balance of other receivables was $9.66 million.

(2)	Receivable for prepaid purchases has been reclassified from “Advance to Suppliers” due to the cancellation of purchase transactions.

5. INVESTMENT FUNDS

As of March 31, 2026, the balance of investment funds was $30.89 million. The amount pertains of funds held in escrow with a third party for future business acquisitions. As of the date of this report, the acquisition transaction has not closed.

6. ADVANCES TO SUPPLIERS AND OTHER CURRENT ASSETS, NET

The amount of advances to suppliers and other current assets, net consisted of the following:

	March 31,	December 31,
	2026	2025

Prepayments for Supply Chain Financing/Trading	$3,207,825	$3,222,747
Prepayments for Fast-Moving Consumer Goods	115,571	-
Prepaid expenses	149,310	373,243
Others	186,872	184,906
Total advances to suppliers and other current assets, net	$3,659,578	$3,780,896

7. LEASES

The Company’s non-cancellable operating leases consist of leases for office space. The Company is the lessee under the terms of the operating leases. For the three months ended March 31, 2026, the operating lease cost was $0.05 million.

The Company’s operating leases have remaining lease terms of approximately 13 months. As of March 31, 2026, the weighted average remaining lease term and weighted average discount rate were 1.12 years and 4.51%, respectively.

Maturities of lease liabilities were as follows:

Operating
As of March 31, 2026	Lease
From April 1, 2026 to March 31, 2027	$173,929
From April 1, 2027 to March 31, 2028	21,954
Total	$195,883
Less: amounts representing interest	$28,449
Present Value of future minimum lease payments	167,434
Less: Current obligations	147,778
Long-term obligations	$19,656

The Company leases office space and equipment under various short-term operating leases. As permitted by ASC 842, the Company has elected the practical expedient for short-term leases, whereby lease assets and lease liabilities are not recognized on the balance sheet. Short-term leases cost was $6,036 for the three months ended March 31, 2026.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	March 31,	December 31,
	2026	2025

Office equipment, fixtures and furniture	$51,325	$50,984
Vehicle	399,816	393,593
Leasehold improvements	64,763	63,755
Subtotal	515,904	508,332
Less: accumulated depreciation	(381,334)	(357,344)
Less: Impairment	(1,101)	(1,084)
Total property and equipment, net	$133,469	$149,904

Depreciation expense included in general and administration expenses for the three months ended March 31, 2026 and 2025 was $18,591 and $26,205, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	March 31,	December 31,
	2026	2025

Trading rights of license plates	$127,605	$128,503
System and software	627,584	627,987
Subtotal	755,189	756,490
Less: accumulated amortization	(326,781)	(281,024)
Total intangible assets, net	$428,408	$475,466

Amortization expense included in general and administration expenses for the three months ended March 31, 2026 and 2025 was $46,258 and $14,259, respectively.

The estimated future amortization is as follows:

As of March 31, 2026	Estimated amortization expense
From April 1, 2026 to March 31, 2027	$82,556
From April 1, 2027 to March 31, 2028	82,556
From April 1, 2028 to March 31, 2029	82,556
From April 1, 2029 to March 31, 2030	76,176
From April 1, 2030 to March 31, 2031	57,035
Thereafter	47,529
Total	$428,408

10. ACCOUNT PAYABLES

The amount of account payables consisted of the following:

	March 31,	December 31,
	2026	2025

Trading Commission and Consulting services payment	$2,444,916	$3,166,682
Fast-Moving Consumer Goods payment	-	95,103
Total account payables	$2,444,916	$3,261,785

11. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables consisted of the following:

	March 31,	December 31,
	2026	2025

Legal fees and other professionals	$917,148	$917,148
Wages and employee reimbursement	61,662	55,058
Accruals	826,611	821,913
Others	431,826	425,139
Total accrued expenses and other payables	$2,237,247	$2,219,258

In January 2021, FT Global Capital, Inc. (“FT Global”), a former placement agent of the Company filed a lawsuit against the Company in the Superior Court of Fulton County, Georgia. FT Global served the complaint upon the Company in January 2021. In the complaint, FT Global alleges claims, most of which attempt to hold the Company liable under legal theories that relate back to an alleged breach of an exclusive placement agent agreement between FT Global and the Company in July 2020 which had a term of three months. FT Global claims that the Company failed to compensate FT Global for securities purchase transactions between December 2020 and April 2021, pursuant to the terms of the expired exclusive placement agent agreement. On April 11, 2024, on which date the jury returned a verdict in favor of FT Global and the Court entered a judgment awarding FT Global $10,598,380. On June 17, 2025, the Company entered into a settlement and forbearance agreement with FT Global, pursuant to which the company is required to pay FT Global an aggregate amount of $4.0 million over an 18-month period. For the fiscal year ended December 31, 2025 and the three months ended March 31, 2026, the Company paid $1.85 million and $ nil, respectively, towards accrued expenses and other payables.

12. CONVERTIBLE NOTES PAYABLE

The amount of convertible notes payable consisted of the following:

	March 31,	December 31,
	2026	2025

Beginning	$1,734,044	$553,086
Addition	-	1,696,748
Interest expenses	55,341	73,628
Conversion	(100,000)	(589,418)
Balance	$1,689,385	$1,734,044

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

On September 22, 2025, the Company received its second funding of $1,000,000 from the Investor, which is calculated from an original amount of $1,080,000, minus an $80,000 OID.

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

As of March 31, 2026, the Company has received an aggregate of $1,800,000 from the Investor out of the total $10,000,000 committed amount, the balance of convertible notes payable II was $1,689,385, with a carrying value of $1,864,000, net of deferred financing costs of $10,615 was recorded in the unaudited condensed consolidated balance sheets. The amortization of debt issuance costs was $17,550 for the three months ended March 31, 2026.

As of March 31, 2026, the Company issued a total of 431,437 shares to the Investor, including 15,000 Common Stock as Commitment Shares, 361,250 Common Stock as Pre-Delivery Shares, and 55,187 shares issued in connection with the Investor’s redemption and conversion. Such redemption and conversion shares amounted to $100,000 at a price of $1.812 per share for the three months ended March 31, 2026.

13. RELATED PARTY TRANSACTION

As of March 31, 2026, the amounts due to a related party were consisted of the following:

Name	Amount	Relationship	Note
Shanchun Huang	$479,203	Controlling shareholder	Repayment debt on behalf of the Company and payment on demand
Total	$479,203

As of December 31, 2025, the amount due to a related party was consisted of the following:

Name	Amount	Relationship	Note
Shanchun Huang	$596,924	Controlling shareholder	Repayment debt on behalf of the Company and payment on demand
Total	$596,924

14. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. The applicable tax rate is 21% in 2026 and 2025. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026 and 2025, the Company had current income tax expenses of nil, respectively.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three months ended March 31, 2026 and 2025, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries.

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

Under the Enterprise Income Tax (“EIT”) Law of the PRC, domestic enterprises and Foreign Investment Enterprises (the “FIE”) are usually subject to a unified 25% EIT rate while preferential tax rates, tax holidays, and even tax exemption may be granted on case-by-case basis. From January 1, 2023 to December 31, 2027, small and low-profit enterprises with annual taxable income exceeding RMB 1 million but not more than RMB 3 million, the actual income to be taxed will be further lowered at 25% of annual taxable income, and the corporate income tax is paid at the rate of 20%. Future Trading (Chengdu) Co.,Ltd. and Future Information Service (Shenzhen) Co.,Ltd. were small and low-profit enterprises for the three months ended March 31, 2026 and 2025,. and were subject to an enterprise income tax rate of 5%. Other subsidiaries and VIE were subject to an enterprise income tax rate of 25%.

Future FinTech (Hong Kong) Limited is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 8.25% on assessable profits arising in or derived from Hong Kong up to HKD2,000,000 and 16.5% on any part of assessable profits over HKD2,000,000.

Reconciliation of the differences between the statutory EIT rate applicable to profits of the consolidated entities and the income tax expenses of the Company:

	March 31, 2026	March 31, 2025

Loss before taxation	$(1,275,128)	$(30,538,015)
PRC statutory tax rate	25%	25%
Computed expected benefits	(318,782)	(7,634,504)
Others, primarily the differences in tax rates	(37,971)	(1,171,742)
Deferred tax assets losses not recognized	356,753	8,806,246
Total	$-	$-

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

Common stocks issued in connection with the convertible notes

Convertible notes payable I

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

Convertible notes payable II

On July 28, 2025, the Company entered into a Convertible Notes Agreement (“Agreement”) with an institutional investor (the “Investor”), pursuant to which the Investor desires to purchase from the Company one or more pre-paid purchases (each a “Pre-Paid Purchase” and together the “Pre-Paid Purchases”) in the aggregate purchase amount of up to $10,000,000 for the purchase of the Company’s common stock. On July 28, 2025, the Company received its first funding of $800,000 as the Initial Pre-Paid Purchase. On September 22, 2025, the Company received its second funding of $1,000,000 from the Investor.

On September 15, 2025, the Company issued 15,000 of the Company’s Common Stock to the Investor as a commitment fee.

On September 22, 2025, the Company issued 361,250 Common Stock according to the agreement with the Investor at par value $0.001 per share.

On January 23, 2026, the Investor elected to redeem a portion of the Note in redemption conversion shares. Lender redemption conversion shares 55,187, amount $100,000, at a price of $1.812 per share.

17. STATUTORY RESERVES AND RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiaries incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiaries incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless the reserve has reached 50% of their respective registered capital. Furthermore, registered share capital and capital reserve accounts are also restricted from distribution. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiaries incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends. The restriction amounted to $25.36 million (RMB176.10 million) as of March 31, 2026. Except for the above or disclosed elsewhere, there is no other restriction on the use of proceeds generated by the Company’s subsidiaries to satisfy any obligations of the Company.

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

Income from discontinued operations for the three months ended March 31, 2026 and 2025 was as follows:

	For the Three Months ended March 31,
	2026	2025
REVENUES	$-	$10,846
COST OF REVENUES	-	3,254
GROSS PROFIT	-	7,592

OPERATING EXPENSES:
General and administrative expenses	-	9,868
Selling expenses	-	11,430
Allowance for credit losses / doubtful accounts	-	512,445
Total operating expenses	-	533,743

OTHER INCOME (EXPENSE)
Interest income	-	102,775
Other expense	-	(4,689)
Total other income, net	-	98,086
Loss from discontinued operations before income tax	-	(428,065)
Income tax provision	-	-
Loss from discontinued operations before non-controlling interest	-	(428,065)
Gain on disposal of discontinued operations	-	28,258,798
Less: net income attributable to non-controlling interests	-	1,866,066
INCOME FROM DISCONTINUED OPERATIONS	$-	$25,964,667

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

For the three months ended March 31, 2026

	Fast-Moving Consumer Goods	Trading Commission and Consulting services	Supply Chain Financing/ Trading	Total
Reportable segment revenue	$112,102	$100,510	$-	$212,612
Inter-segment loss	-	-	-	-
Revenue from external customers	112,102	100,510	-	212,612
Segment gross profit	$6,282	$66,921	$-	$73,203

For the three months ended March 31, 2025

	Fast-Moving Consumer Goods	Trading Commission and Consulting services	Supply Chain Financing/ Trading	Total
Reportable segment revenue	$476,451	$64,339	$1,341	$542,131
Inter-segment loss	-	-	-	-
Revenue from external customers	476,451	64,339	1,341	542,131
Segment gross profit	$8,858	$60,827	$1,341	$71,026

Loss before Income Tax:

	For the Three Months Ended March 31,
	2026	2025
Supply Chain Financing/Trading	$20	$(371)
Fast-Moving Consumer Goods	48,415	(131,665)
Trading Commission and Consulting services	463,718	622,692
Corporate and Unallocated	836,178	30,118,385
Total operating expenses and other expenses	1,348,331	30,609,041
Loss before income tax	$(1,275,128)	$(30,538,015)

Segment assets as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Supply Chain Financing/Trading	$2,475,672	$2,969,945
Fast-Moving Consumer Goods	316,775	379,700
Trading Commission and Consulting services	4,481,648	5,584,242
Corporate and Unallocated	44,613,671	44,353,447
Total assets	$51,887,766	$53,287,334

20. DEBT RESTRUCTURING

During the year ended December 31, 2025, the Company entered into troubled debt restructurings with FT Global (“the Creditor”) due to financial difficulties. On June 17, 2025, the Company entered into a settlement and forbearance agreement (“the Agreement”) with FT Global. Pursuant to the Agreement, the company was required to pay an aggregate settlement amount of $4.0 million and issue a total of 425,000 shares of common stock, among which, (i) $0.5 million was paid no later than June 20, 2025, (ii) $1.0 million, $1.3 million and $1.2 million shall be paid within six months, twelve months and eighteen months after signing of the Agreement, respectively, (iii) 246,986 shares of common stock were issued from June 30, 2025 to February 13, 2026, respectively, and (iv) 15,514 shares and 162,500 shares of common stock shall be issued no earlier than six months and twelve months following the agreement’s effective date, respectively. As of March 31, 2026, a total of 246,986 shares of common stock had been issued and an aggregate amount of $1.85 million had been repaid to the Creditor.

The Company derecognized the amount previously due to FT Global, and recognized the present value of total settlement amount including the above-mentioned cash payments and common stocks in paid-in capital and other payables on the unaudited condensed consolidated balance sheets. Upon the debt restructurings, the Company recognized a gain of $3.07 million which was recorded as gain on debt restructuring on the unaudited condensed consolidated statement of operations and comprehensive loss.

21. COMMITMENTS AND CONTINGENCIES

Shareholders Lawsuit (LaBelle and Janzen)

The LaBelle case is a putative securities class action filed in January 2024 and is pending in the District of New Jersey. Denise LaBelle (“Plaintiff”) alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act by making materially false or misleading statements in the company’s public filings and disclosures relating to the former Chief Executive Officer of the Company, Mr. Shanchun Huang and charges filed by the SEC against Mr. Shanchun Huang with manipulative trading in the stock of the Company using an offshore account shortly before he became the Company’s CEO in 2020 and failing to disclose his beneficial ownership. Mr. Huang has denied the allegations of trading before he became CEO. Plaintiff claims that these alleged misstatements caused the Company’s stock to trade at artificially inflated prices, harming investors when the truth was revealed. The lead plaintiff and lead counsel were appointed in September 2024. The Company was served in September 2024. On July 28, 2025, the Plaintiff filed an amended complaint. Defendants (Future FinTech, Huang, and individual officers) filed a Rule 12(b)(6) motion to dismiss the amended complaint, later submitting an errata/amended version of the motion. Mr. Huang asserts in his Motion to Dismiss that service of process was defective because Plaintiff failed to comply with the Hague Convention despite knowing Huang’s foreign residence, thus depriving the Court of personal jurisdiction under Rule 12(b)(5). Among other arguments, all Defendants assert in their Motions to Dismiss that the Amended Complaint fails to meet the heightened pleading standards of the PSLRA and Rules 9(b) and 12(b)(6) because it merely repackages unproven SEC allegations and does not plausibly allege that Mr. Huang executed or knew of any trades, engaged in manipulative conduct, or acted with scienter.

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

Customer concentration risk

For the three months ended March 31, 2026, two customers accounted for 22.19% and 11.29% of the Company’s total revenue, respectively. For the three months ended March 31, 2025, no customer individually represented greater than 10% of the Company’s total revenues.

Vendor concentration risk

For the three months ended March 31, 2026, two vendors accounted for 41.84% and 33.69% of the Company’s total purchases, respectively. For the three months ended March 31, 2025, one vendor accounted for 71.19% of the Company’s total purchases.

23. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the unaudited condensed consolidated financial statements and did not identify any subsequent events except those disclosed above that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and in this Form 10-Q. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2025 Form 10-K.

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

Overview of Our Business

Future FinTech Group Inc. is a Florida holding company with no material operations of its own. We conduct substantially all of our business through subsidiaries, and this structure involves unique risks for investors. We are not a Chinese operating company, although we have had significant operations in China and Hong Kong. This discussion should be read together with the more detailed business description included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

As described in our 2025 Form 10-K, our business has changed materially over recent years. Historically, we were engaged in the production and sale of fruit juice concentrates and fruit beverages in the PRC. We later transitioned to financial technology-related businesses, including supply chain financing and trading in China, asset management in Hong Kong, cross-border money transfer services in the United Kingdom, brokerage and investment banking services in Hong Kong, and cryptocurrency mining in the United States. We have since exited or disposed of several of these historical businesses, including our former VIE operations, asset management business, cryptocurrency mining operations, and certain other subsidiaries. Those historical dispositions are described in our 2025 Form 10-K and are reflected in our discontinued operations and segment disclosures where applicable.

As of March 31, 2026, our principal business operations consist of: sale of fast-moving consumer goods; commission-based trading and consulting services; and supply chain financing and trading.

We currently have one directly controlled subsidiary, Future FinTech (Hong Kong) Limited, which has 9 wholly owned subsidiaries in Hong Kong and China.

Fast-Moving Consumer Goods (“FMCG”)

Since the third quarter of 2024, we entered into FMCG business to tap into the fast-growing online retail market. We operate an online store on a reputable e-commerce platform and focus on sales of non-alcoholic beverages and dairy beverages. The business model relies on selling large quantities of goods to generate revenue, as the profit margin on each individual item is usually slim.

Supply Chain Financing Service and Trading in China

Since the second quarter of 2021, we have engaged in the coal supply chain financing service and trading business in China. During fiscal year 2025, we significantly scaled down this business segment due to reduced activity in the domestic bulk commodity trading market in China and management’s reassessment of credit exposure and capital allocation priorities. During the three months ended March 31, 2026, we generated no revenue from this segment. We continue to evaluate market conditions and our strategic focus, and there can be no assurance that we will resume this business at historical levels or that future market conditions will support meaningful growth in this segment.

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

We also provide business and financial consulting services, including listing-readiness and preparatory consulting services. As described in our 2025 Form 10-K, this business line remains in an early stage of development and is conducted primarily through Future FinTech (Hong Kong) Limited and, in certain limited circumstances, Future Information Service (Shenzhen) Co., Ltd. During the three months ended March 31, 2026, revenue from trading commission and consulting services increased compared to the same period in 2025, primarily due to revenue recognized from a new consulting services project during the period. Neither we nor our subsidiaries engage in underwriting, securities brokerage, placement agent services, investor solicitation, or similar activities in the United States or in any other jurisdiction where we do not hold the required license or registration.

Proposed Acquisition of TansGen SC Tech Limited

As disclosed in our 2025 Form 10-K, in September 2025, our Board of Directors approved a proposal to pursue a potential acquisition of TansGen SC Tech Limited as part of our ongoing strategic transition and expansion initiatives. As of March 31, 2026, no definitive acquisition agreement had been executed, and the Company continued to conduct financial, legal and operational due diligence and valuation procedures. The execution of any definitive agreement remains subject to completion of due diligence, negotiation of final terms, regulatory approvals, if applicable, and other customary conditions. There can be no assurance that a definitive agreement will be executed, that the proposed acquisition will be completed, or that, if completed, the transaction will achieve the anticipated strategic or financial benefits.

Critical Accounting Policies and Estimates

Discontinued Operations

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

Uses of Estimates in the Preparation of Financial Statements

Our unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but are not limited to, the expected credit losses for receivables, estimated useful life and residual value of property and equipment, impairment of long-lived assets, provision for staff benefits, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our unaudited condensed consolidated financial statements.

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

Other comprehensive income (loss) for the three months ended March 31, 2026 and 2025 represented foreign currency translation adjustments and were included in the unaudited condensed consolidated statements of operation and comprehensive loss.

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

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the accompanying unaudited condensed consolidated financial statements. See Note 2. Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements for a description of applicable recent accounting pronouncements.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table summarizes our operating results for the three months ended March 31, 2026 and 2025, respectively, and sets forth the dollar and percentage increase or (decrease) between the periods.

	For the Three Months Ended March 31,		Variance
	2026	2025	Amount	%
REVENUE	$212,612	$542,131	$(329,519)	(60.78)%
Cost of revenue	139,409	471,105	(331,696)	(70.41)%
Gross profit	73,203	71,026	2,177	3.07%

OPERATING EXPENSES
General and administrative expenses	1,401,859	1,570,100	(168,241)	(10.72)%
Stock-based compensation	-	1,085,000	(1,085,000)	(100.00)%
Selling expenses	135,180	191,630	(56,450)	(29.46)%
Allowance for (net recovery of) credit losses/doubtful accounts	(138,940)	27,860,839	(27,999,779)	(100.50)%
Total operating expenses	1,398,099	30,707,569	(29,309,470)	(95.45)%

LOSS FROM OPERATIONS	(1,324,896)	(30,636,543)	29,311,647	(95.68)%

OTHER INCOME (EXPENSES)
Interest income	123,896	22,529	101,367	449.94%
Interest expenses	(58,175)	(7,801)	(50,374)	645.74%
Amortization of debt issuance costs	(17,550)	-	(17,550)	(100.00)%
Other income, net	1,597	83,800	(82,203)	(98.09)%
Total other income, net	49,768	98,528	(48,760)	(49.49)%

Loss from Continuing Operations before Income Tax	(1,275,128)	(30,538,015)	29,262,887	(95.82)%
Net loss from continuing operations	(1,275,128)	(30,538,015)	29,262,887	(95.82)%
Net income from discontinued operations	-	27,830,733	(27,830,733)	(100.00)%
NET LOSS	(1,275,128)	(2,707,282)	1,432,154	(52.90)%
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	$(536,883)	$(4,946,351)	$4,409,468	(89.15)%

Revenue

The following table sets forth the breakdown of our revenues for the three months ended March 31, 2026 and 2025, respectively:

	For the Three Months Ended March 31,
	2026	2025	Change
	Amount	Amount	Amount	%
Fast-Moving Consumer Goods (“FMCG”)	$112,102	$476,451	$(364,349)	(76.47)%
Trading Commission and Consulting services	100,510	64,339	36,171	56.22%
Supply Chain Financing/Trading	-	1,341	(1,341)	(100.00)%
Total revenue	$212,612	$542,131	$(329,519)	(60.78)%

Revenue from sales of FMCG decreased by $364,349, or 76.47%, from $476,451 for the three months ended March 31, 2025 to $112,102 for the three months ended March 31, 2026. The decrease was primarily due to intensified competition from other FMCG sellers on the e-commerce platform. Meanwhile, we reduced investment in marketing activities as a result of the implementation of cost-control measures, which also adversely affected sales conversion.

Revenue from trading commission and consulting services increased by $36,171, or 56.22%, from $64,339 for the three months ended March 31, 2025 to $100,510 for the three months ended March 31, 2026. The increase was mainly due to a new consulting services project with related revenue amortized over the service term in the three months ended March 31, 2026, and no similar project occurred during the three months ended March 31, 2025.

Revenue from supply chain financing/trading decreased by $1,341, or 100.00%, from $1,341 for the three months ended March 31, 2025 to $ nil for the three months ended March 31, 2026. The decrease was due to our management’s decision to temporarily suspend these operations resulting from lower coal prices and reduced market demand in China during the three months ended March 31, 2026.

Gross Profit

The following table sets forth the breakdown of the gross profit for the three months ended March 31, 2026 and 2025, respectively:

	For the Three Months Ended March 31,				Variance
	2026	%	2025	%	Amount	%
Fast-Moving Consumer Goods (“FMCG”)	$6,282	8.58%	$8,858	12.47%	$(2,576)	(29.08)%
Trading Commission and Consulting services	66,921	91.42%	60,827	85.64%	6,094	10.02%
Supply Chain Financing/Trading	-	-%	1,341	1.89%	(1,341)	(100.00)%
Total gross profit	$73,203	100.00%	$71,026	100.00%	$2,177	3.07%

Overall gross profit increased slightly by $2,177, or 3.07%, to $73,203 for the three months ended March 31, 2026 from $71,026 for the three months ended March 31, 2025. The increase was primarily due to the increase in gross profit from trading commission and consulting services which was in line with the increase in revenue for this business segment for the three months ended March 31, 2026. Although revenue from the FMCG segment decreased significantly for the three months ended March 31, 2026, gross profit from this business segment did not decrease simultaneously due to its low gross margin. Overall gross margin as a percentage of revenue was 34.43% for the three months ended March 31, 2026, representing an increase of 21.33 percentage points from 13.10% for the three months ended March 31, 2025, mainly due to the increase in proportion of consulting services revenue with higher gross margin for the three months ended March 31, 2026.

Operating Expenses

The following table sets forth the breakdown of our operating expenses and operating expenses as a percentage of revenue for the three months ended March 31, 2026 and 2025, respectively:

	For the Three Months Ended March 31,
	2026		2025		Variance
	Amount	% of revenue	Amount	% of revenue	Amount	% of
General and administrative expense	$1,401,859	659.35%	$1,570,100	289.62%	$(168,241)	(10.72)%
Stock compensation expense	-	-	1,085,000	200.14%	(1,085,000)	(100.00)%
Selling expenses	135,180	63.58%	191,630	35.35%	(56,450)	(29.46)%
Allowance for (net recovery of) credit losses/doubtful accounts	(138,940)	(65.35)%	27,860,839	5,139.13%	(27,999,779)	(100.50)%
Total operating expenses	$1,398,099	657.58%	$30,707,569	5,664.23%	$(29,309,470)	(95.45)%

General and administrative expenses decreased by $168,241, or 10.72%, from $1,570,100 for the three months ended March 31, 2025 to $1,401,859 for the three months ended March 31, 2026. The decrease was primarily attributable to reduced commission expenses that recognized in the three months ended March 31, 2025, but did not recur in the same period this year. The decrease was partially offset by an increase in travelling and business entertainment expenses driven by our new business expansion.

Stock compensation expense decreased by $1,085,000 or 100.00%, from $1,085,000 for the three months ended March 31, 2025 to $ nil for the three months ended March 31, 2026. On March 10, 2025, the Compensation Committee of the Board of Directors of the Company granted 125,000 shares of common stock, pursuant to the Company’s 2024 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries. As the closing price of the Company stock was $8.68 on March 10, 2025, the Company recorded an expense of $1.09 million in the three months ended March 31, 2025.

Selling expenses decreased by $56,450, or 29.46%, from $191,630 for the three months ended March 31, 2025 to $135,180 for the three months ended March 31, 2026. The decrease was primarily attributable to reduced business entertainment expenses and other relevant selling expenses as a result of the implementation of cost-control measures.

Allowance for (net recovery of) credit losses/doubtful accounts decreased by $27,999,779, or 100.50%, from an allowance for credit losses/doubtful accounts of $27,860,839 for the three months ended March 31, 2025 to a recovery of credit losses/doubtful accounts of $138,940 for the three months ended March 31, 2026. The decrease was due to the provision for bad debts on related party receivables in connection with the disposal of a subsidiary during the three months ended March 31, 2025. Our management will continue monitoring and putting effort into the collection of receivables to lower the level of the allowance.

Other Income (Expense), Net

Net other income decreased by $48,760, or 49.49%, from net other income of $98,528 for the three months ended March 31, 2025 to $49,768 for the three months ended March 31, 2026. The decrease was primarily attributable to lower investment income resulting from a decreased weighted average debt investment balance during this period, as well as higher interest expenses caused by the convertible notes payables issued in July 2025 and September 2025. The decrease was partially offset by an increase interest income recognized effective December 2025 for the three months ended March 31, 2026, and no such income was incurred during the three months ended March 31, 2025.

Net Loss from Continuing Operations

Net loss from continuing operations decreased by $29,262,887, or 95.82%, from $30,538,015 for the three months ended March 31, 2025 to $1,275,128 for the three months ended March 31, 2026. The decrease was primarily due to the decrease in allowance for credit losses/doubtful accounts as discussed above.

Net Income from Discontinued Operations

Net income from discontinued operations before non-controlling interests was $27.83 million for the three months ended March 31, 2025, which was related to the transfer of FTFT UK LIMITED, FTFT Finance UK Limited, Future Fintech Digital Number One US, LP, Future Fintech Digital Number One Offshore, LLC (Cayman), Future Fintech Digital Number One GP, LLC (USA), FTFT Digital Number One, Ltd. (Cayman), Future FinTech Labs Inc, Future Fintech Digital Capital, FTFT CAPITAL INVESTMENTS, DigiPay FinTech Limited, DCON DigiPay Limited-JPN, and Global Key Shared Mall Ltd..

Earnings (Loss) per Share

For the three months ended March 31, 2026, basic and diluted loss per share from continuing operations were both $0.25, as compared to loss per share of $49.92 (both basic and diluted) for the three months ended March 31, 2025. For the three months ended March 31, 2026, basic and diluted earnings per share from discontinued operations were both $ nil, as compared to basic and diluted earnings per share of $42.44 and $42.37 for the three months ended March 31, 2025, respectively.

Liquidity and Capital Resources

We currently finance our business operations primarily through convertible notes and the sale of our common stock. Our current cash primarily consists of cash on hand and cash in bank. As of March 31, 2026, we had cash and restricted cash of $3.68 million, representing a decrease of $1.40 million from $5.08 million as of December 31, 2025.

Working Capital

Our working capital has historically been generated from our operating cash flows, advances from our customers and convertible notes. Our working capital decreased slightly by $0.30 million, from $42.55 million as of December 31, 2025 to $42.25 million as of March 31, 2026.

Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2026 and 2025, respectively.

	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities from continuing operations	$(1,530,222)	$(19,567,890)
Net cash provided by operating activities from discontinued operations	-	19,042,510
Net cash provided by investing activities from continuing operations	1,439	376,258
Net cash used in financing activities from continuing operations	(117,721)	(6,093)
Effect of exchange rate change on cash and restricted cash	249,840	(196,999)
Net decrease in cash and restricted cash	(1,396,664)	(352,214)
Cash and restricted cash, at beginning of period	5,077,164	4,765,111
Cash and restricted cash, at end of period	$3,680,500	$4,412,897

Operating Activities

Net cash used in operating activities from continuing operations amounted to $1.53 million for the three months ended March 31, 2026, primarily due to i) a net loss from continuing operations of $1.28 million adjusted for non-cash activities including net recovery of credit losses/doubtful accounts of $0.14 million, and ii) net changes in our operating assets and liabilities, which mainly include a) a decrease in other receivables of $0.50 million, and b) a decrease in accounts payable of $0.82 million.

Net cash used in operating activities from continuing operations amounted to $19.57 million for the three months ended March 31, 2025, primarily due to i) a net loss from continuing operations of $30.54 million adjusted for non-cash activities including allowance for credit losses/doubtful accounts of $31.45 million, and share-based payments of $1.09 million, and ii) net changes in our operating assets and liabilities, which mainly include a) an increase in other receivables of $27.71 million, b) an increase in accrued expenses and other payables of $9.09 million, c) an increase in advances to suppliers and other current assets of $3.61 million.

Investing Activities

Net cash provided by investing activities from continuing operations amounted to $1,439 for the three months ended March 31, 2026, primarily due to redemption of short-term investments of $15,829, which was partially offset by payment for short-term investments of $14,390.

Net cash provided by investing activities from continuing operations amounted to $0.38 million for the three months ended March 31, 2025, primarily due to collection from debt investments of $0.24 million and repayment of loan receivables of $0.14 million.

Financing Activities

Net cash used in financing activities from continuing operations amounted to $117,721 for the three months ended March 31, 2026, primarily due to repayment of amounts due to related parties.

Net cash used in financing activities from continuing operations amounted to $6,093 for the three months ended March 31, 2025, primarily consisting of payment made for amounts due from related parties of $2,508 and repayment of amounts due to related parties of $3,585.

Contractual Obligations

The Company has no long-term fixed contractual obligations or commitments other than leases that are disclosed in Note 7 in the notes to our unaudited condensed consolidated financial statements.

Off-balance sheet arrangements

As of March 31, 2026 and 2025, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal interim financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

On June 17, 2025, the Company entered into a Settlement and Forbearance Agreement with FT Global to resolve four federal court judgments totaling approximately $4.0 million in cash. Pursuant to the Agreement, the company was required to pay an aggregate settlement amount of $4.0 million and issue a total of 425,000 shares of common stock, among which, (i) $0.5 million was paid no later than June 20, 2025, (ii) $1.0 million, $1.3 million and $1.2 million shall be paid within six months, twelve months and eighteen months after signing of the Agreement, respectively, (iii) 15,000 shares and 85,000 shares of common stock were issued on June 30, 2025 and July 2, 2025, respectively, and (iv) 162,500 shares and 162,500 shares of common stock shall be issued no earlier than six months and twelve months following the agreement’s effective date, respectively. As of March 31, 2026, a total of 246,986 shares of common stock had been issued and an aggregate amount of $1.85 million had been repaid to the Creditor.

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

Shareholders Lawsuit (LaBelle and Janzen)

The LaBelle case is a putative securities class action filed in January 2024 and is pending in the District of New Jersey. Denise LaBelle (“Plaintiff”) alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act by making materially false or misleading statements in the company’s public filings and disclosures relating to the former Chief Executive Officer of the Company, Mr. Shanchun Huang and charges filed by the SEC against Mr. Shanchun Huang with manipulative trading in the stock of the Company using an offshore account shortly before he became the Company’s CEO in 2020 and failing to disclose his beneficial ownership. Mr. Huang has denied the allegations of trading before he became CEO. Plaintiff claims that these alleged misstatements caused the Company’s stock to trade at artificially inflated prices, harming investors when the truth was revealed. The lead plaintiff and lead counsel were appointed in September 2024. The Company was served in September 2024. On July 28, 2025, the Plaintiff filed an amended complaint. Defendants (Future FinTech, Huang, and individual officers) filed a Rule 12(b)(6) motion to dismiss the amended complaint, later submitting an errata/amended version of the motion. Mr. Huang asserts in his Motion to Dismiss that service of process was defective because Plaintiff failed to comply with the Hague Convention despite knowing Huang’s foreign residence, thus depriving the Court of personal jurisdiction under Rule 12(b)(5). Among other arguments, all Defendants assert in their Motions to Dismiss that the Amended Complaint fails to meet the heightened pleading standards of the PSLRA and Rules 9(b) and 12(b)(6) because it merely repackages unproven SEC allegations and does not plausibly allege that Mr. Huang executed or knew of any trades, engaged in manipulative conduct, or acted with scienter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the three months ended March 31, 2026 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Registrant filed with Department of State of Florida on January 8, 2026. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on January 14, 2026.
3.2	Amended and Restated Bylaws, dated August 6, 2025. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on August 26, 2025.
4.1	Description of Securities of the Registrant registered under Section 12 of the Securities Exchange Act of 1934, as amended. Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed with the Commission on March 18, 2026.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith

+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTURE FINTECH GROUP INC.

By:	/s/ Hu Li
Hu Li
Chief Executive Officer
(Principal Executive Officer)

May 15, 2026

By:	/s/ Ting Ouyang
Ting Ouyang
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 15, 2026