Form 10-Q
period 2026-06-30
Future FinTech Group Inc.
filed 2026-08-14
CIK 1066923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FTFT	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Class	Outstanding on August 13, 2026
Common Stock, $0.001 par value per share	32,246,443 shares

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 FUTURE FINTECH GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
CURRENT ASSETS
Cash and cash equivalents	$1,921,601	$2,396,619
Restricted cash	2,295,466	2,680,545
Short - term investments	-	1,423
Accounts receivable, net	686,531	605,236
Other receivables, net	10,773,087	10,880,977
Contract assets	1,436	1,436
Investment funds	31,386,307	30,413,300
Advances to suppliers and other current assets, net	3,630,921	3,780,896
Amount due from a related party	1,688	-
TOTAL CURRENT ASSETS	50,697,037	50,760,432

NON-CURRENT ASSETS
Property and equipment, net	116,854	149,904
Right of use assets - operating lease, net	143,860	203,828
Intangible assets, net	407,712	475,466
Debt investment	734,117	711,359
Long-term receivable, net	841,849	986,345
TOTAL NON-CURRENT ASSETS	2,244,392	2,526,902
TOTAL ASSETS	$52,941,429	$53,287,334

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,302,979	$3,261,785
Accrued expenses and other payables	1,411,982	2,219,258
Advances from customers	184,910	223,472
Convertible notes payable	3,031,693	1,734,044
Lease liability - current	127,545	174,423
Amounts due to a related party	500,298	596,924
TOTAL CURRENT LIABILITIES	7,559,407	8,209,906

NON-CURRENT LIABILITIES
Other non-current liabilities	948,819	1,088,809
Lease liability-non-current	5,587	30,929
TOTAL NON-CURRENT LIABILITIES	954,406	1,119,738
TOTAL LIABILITIES	$8,513,813	$9,329,644

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value; 37,500,000 shares authorized; 1,868,177 shares and 1,262,082 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively*	1,869	1,262
Additional paid-in capital	273,260,564	271,048,671
Statutory reserve	98,357	98,357
Accumulated deficits	(226,710,555)	(223,505,599)
Accumulated other comprehensive loss	(2,222,619)	(3,685,001)
TOTAL STOCKHOLDERS’ EQUITY	44,427,616	43,957,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,941,429	$53,287,334

*	All shares and per share data have been retroactively restated to reflect the reverse stock splits effected on April 1, 2025, January 8, 2026 and July 10, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$333,409	$594,460	$546,021	$1,136,591
Cost of revenue	139,577	415,402	278,986	886,507
Gross profit	193,832	179,058	267,035	250,084

Operating Expenses
General and administrative expenses	630,703	852,026	2,032,562	2,422,126
Stock-based compensation expenses	1,387,500	-	1,387,500	1,085,000
Selling expenses	76,923	249,048	212,103	440,678
Allowance for (net recovery of) credit losses/doubtful accounts	484	393,651	(138,456)	28,254,490
Total operating expenses	2,095,610	1,494,725	3,493,709	32,202,294

Loss from operations	(1,901,778)	(1,315,667)	(3,226,674)	(31,952,210)

Other income (expenses)
Interest income	126,337	12,930	250,233	35,459
Interest expenses	(139,924)	(7,241)	(198,099)	(15,042)
Amortization of debt issuance costs	(17,550)	-	(35,100)	-
Gain on debt restructuring	-	3,071,827	-	3,071,827
Other income (expenses), net	3,087	(19,012)	4,684	64,788
Total other income (expenses)	(28,050)	3,058,504	21,718	3,157,032

Income (Loss) from continuing operations before income tax	(1,929,828)	1,742,837	(3,204,956)	(28,795,178)
Income tax provision	-	-	-	-
Deferred income tax	-	-	-	-
Income (Loss) from continuing operations	(1,929,828)	1,742,837	(3,204,956)	(28,795,178)

Discontinued operations
Income (Loss) from discontinued operations	-	108,943	-	(319,122)
Gain on disposal of discontinued operations	-	-	-	28,258,798
NET INCOME (LOSS)	$(1,929,828)	$1,851,780	$(3,204,956)	$(855,502)
Less: Net income attributable to non-controlling interests of discontinued operations	-	-	-	1,866,066
Less: Net loss attributable to non-controlling interests of continued operations	-	-	-	-
Net income (loss) attributable to Future Fintech Group, Inc.	$(1,929,828)	$1,851,780	$(3,204,956)	$(2,721,568)

Other comprehensive income (loss)
Income (Loss) from continuing operations	$(1,929,828)	$1,742,837	$(3,204,956)	$(28,795,178)
Foreign currency translation - continuing operations	724,137	17,863	1,462,382	(177,417)
Comprehensive Income (Loss) - continuing operations	$(1,205,691)	$1,760,700	$(1,742,574)	$(28,972,595)

Income from discontinued operations	$-	$108,943	$-	$27,939,676
Foreign currency translation - discontinued operations	-	2,781	-	(174,942)
Comprehensive Income - discontinued operations	$-	$111,724	$-	$27,764,734

Comprehensive Income (Loss)	$(1,205,691)	$1,872,424	$(1,742,574)	$(1,207,861)
Comprehensive income attributable to non-controlling interests of continuing operations	-	-	-	-
Comprehensive income attributable to non-controlling interests of discontinued operations	-	-	-	1,866,066
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO Future Fintech Group, Inc.	$(1,205,691)	$1,872,424	$(1,742,574)	$(3,073,927)

Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$(1.26)	$9.15	$(2.27)	$(162.66)
Basic earnings per share from discontinued operations	-	0.57	-	147.29
	$(1.26)	$9.72	$(2.27)	$(15.37)
Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$(1.26)	$9.14	$(2.27)	$(162.66)
Diluted earnings per share from discontinued operations	-	0.57	-	147.07
	$(1.26)	$9.71	$(2.27)	$(15.59)
Weighted average number of shares outstanding
Basic*	1,528,063	190,415	1,409,622	177,024
Diluted*	1,528,063	190,678	1,409,622	177,287

*	All shares and per share data have been retroactively restated to reflect the reverse stock splits effected on April 1, 2025, January 8, 2026 and July 10, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Future Fintech Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three Months ended June 30, 2025

			Additional			Accumulative other
	Common stock		paid-in	Statutory	Accumulated	comprehensive
	Shares*	Amount	capital	reserve	Deficits	Income (loss)	Total
Balance at March 31, 2025	188,081	$188	$238,724,093	$98,357	$(223,458,882)	$(4,441,655)	$10,922,101
Issuance of common stocks-conversion of debt	3,750	4	64,196	-	-	-	64,200
Effect of rounding fractional shares into whole shares upon reverse stock split	2,593	3	(3)	-	-	-	-
Pending Equity Settlement	-	-	1,688,964	-	-	-	1,688,964
Net income from continuing operations	-	-	-	-	1,742,837	-	1,742,837
Net income from discontinued operations	-	-	-	-	108,943	-	108,943
Disposition of discontinued operations	-	-	-	-	-	2,781	2,781
Foreign currency translation adjustment	-	-	-	-	-	17,863	17,863
Balance at June 30, 2025	194,424	$195	$240,477,250	$98,357	$(221,607,102)	$(4,421,011)	$14,547,689

Three Months ended June 30, 2026

			Additional			Accumulative other
	Common stock		paid-in	Statutory	Accumulated	comprehensive
	Shares*	Amount	capital	reserve	Deficits	Income (loss)	Total
Balance at March 31, 2026	1,310,136	$1,310	$271,148,623	$98,357	$(224,780,727)	$(2,946,756)	$43,520,807
Issuance of common stocks-conversion of debt	199,920	200	724,800	-	-	-	725,000
Issuance of common stocks - debt restructuring	45,621	46	(46)	-	-	-	-
Share-based payments-omnibus equity plan	312,500	313	1,387,187	-	-	-	1,387,500
Net loss from continuing operations	-	-	-	-	(1,929,828)	-	(1,929,828)
Foreign currency translation adjustment	-	-	-	-	-	724,137	724,137
Balance at June 30, 2026	1,868,177	$1,869	$273,260,564	$98,357	$(226,710,555)	$(2,222,619)	$44,427,616

Six Months ended June 30, 2025

			Additional			Accumulative other
	Common stock		paid-in	Statutory	Accumulated	comprehensive	Non-controlling
	Shares*	Amount	capital	reserve	Deficits	Income (loss)	interests	Total
Balance at December 31, 2024	152,943	$153	$237,498,470	$98,357	$(218,885,534)	$(4,248,561)	$(1,866,066)	$12,596,819
Issuance of common stocks-conversion of debt	7,575	8	204,850	-	-	-	-	204,858
Effect of rounding fractional shares into whole shares upon reverse stock split	2,656	3	(3)	-	-	-	-	-
Net loss from continuing operations	-	-	-	-	(28,795,178)	-	-	(28,795,178)
Net loss from discontinued operations	-	-	-	-	(319,122)	-	-	(319,122)
Share-based payments-omnibus equity plan	31,250	31	1,084,969	-	-	-	-	1,085,000
Pending Equity Settlement	-	-	1,688,964	-	-	-	-	1,688,964
Foreign currency translation adjustment	-	-	-	-	-	(177,417)	-	(177,417)
Disposition of discontinued operations	-	-	-	-	26,392,732	4,967	1,866,066	28,263,765
Balance at June 30, 2025	194,424	$195	$240,477,250	$98,357	$(221,607,102)	$(4,421,011)	$-	$14,547,689

Six Months ended June 30, 2026

			Additional			Accumulative other
	Common stock		paid-in	Statutory	Accumulated	comprehensive
	Shares*	Amount	capital	reserve	Deficits	Income (loss)	Total
Balance at December 31, 2025	1,262,082	$1,262	$271,048,671	$98,357	$(223,505,599)	$(3,685,001)	$43,957,690
Issuance of common stocks-conversion of debt	213,717	214	824,786	-	-	-	825,000
Issuance of common stocks - debt restructuring	79,867	80	(80)	-	-	-	-
Effect of rounding fractional shares into whole shares upon reverse stock split	11	-	-	-	-	-	-
Net loss from continuing operations	-	-	-	-	(3,204,956)	-	(3,204,956)
Share-based payments-omnibus equity plan	312,500	313	1,387,187	-	-	-	1,387,500
Foreign currency translation adjustment	-	-	-	-	-	1,462,382	1,462,382
Balance at June 30, 2026	1,868,177	$1,869	$273,260,564	$98,357	$(226,710,555)	$(2,222,619)	$44,427,616

All shares and per share data have been retroactively restated to reflect the reverse stock splits effected on April 1, 2025, January 8, 2026 and July 10, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUTURE FINTECH GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(3,204,956)	$(855,502)
Net income from discontinued operations	-	27,939,676
Net loss from continuing operations	(3,204,956)	(28,795,178)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	37,172	50,971
Amortization of debt issuance costs	35,100	-
Amortization	66,861	14,259
Allowance for (Net recovery of) credit losses/doubtful accounts	(138,456)	28,254,490
Share-based payments	1,387,500	1,085,000
Gain on debt restructuring	-	(3,071,827)
Interest expenses related to convertible note	87,549	13,651
Changes in operating assets and liabilities:
Accounts receivable	(81,295)	445,361
Other receivables	403,023	(27,951,895)
Advances to suppliers and other current assets	149,975	34,083
Operating lease assets and liabilities	(12,252)	(736)
Accounts payable	(958,806)	2,282,066
Accrued expenses and other payables	(807,276)	8,097,469
Advances from customers	(38,562)	(13,703)
Other non-current liabilities	(139,990)	1,088,809
Net cash used in operating activities from continuing operations	(3,214,413)	(18,467,180)
Net cash provided by operating activities from discontinued operations	-	19,037,420

Cash flows from investing activities:
Debt investment	-	236,638
Payment for short term Investments	(29,014)	-
Redemption of short-term investments	30,465	-
Repayment of loan receivable	-	139,199
Net cash provided by investing activities from continuing operations	1,451	375,837
Net cash provided by investing activities from discontinued operations	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	2,000,000	-
Payment made for amounts due from a related party	(1,688)	(4,322)
Repayment of amounts due to a related party	(96,626)	(8,871)
Net cash provided by (used in) financing activities from continuing operations	1,901,686	(13,193)
Net cash provided by financing activities from discontinued operations	-	-
Effect of exchange rate changes on cash, cash equivalents and restricted cash	451,179	88,297

Net increase (decrease) in cash, cash equivalents and restricted cash	(860,097)	1,021,181
Cash, cash equivalents and restricted cash at beginning of period	5,077,164	4,765,111
Cash, cash equivalents and restricted cash at end of period	4,217,067	5,786,292

Less: cash, cash equivalents and restricted cash from the discontinued operations, end of period	-	-
Cash, cash equivalents and restricted cash, from the continuing operations end of period	$4,217,067	$5,786,292

Noncash activity
Issuance of common stocks for conversion of debts	$825,000	$-

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

On March 27, 2025, the Company filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment I”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment I, the Company has authorized and approved a 1-for-10 reverse stock split of the Company’s authorized shares of common stock from 60,000,000 shares to 6,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split I”). The common stock will continue to be $0.001 par value. The Company rounded up the fractional shares that resulted from the Reverse Stock Split I and no fractional shares were issued in connection with the Reverse Stock Split I, and no cash or other consideration will be paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split I. No changes are being made to the number of preferred shares of the Company which remain as 10,000,000 preferred shares as authorized but not issued. The amendment to the Articles of Incorporation of the Company took effect at 1:00 p.m. E.T. on April 1, 2025.

On September 2, 2025, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the shareholders approved the Third Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 6,000,000 to 600,000,000.

On January 8, 2026, the Company filed with the Florida Secretary of State’s office Articles of Amendment (the “Amendment II”) to amend its Second Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”). As a result of the Amendment II, the Company has authorized and approved a 1-for-4 reverse stock split of the Company’s authorized shares of common stock from 600,000,000 shares to 150,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split II”). The common stock will continue to be $0.001 par value. The Company rounded up the fractional shares that resulted from the Reverse Stock Split II and no fractional shares were issued in connection with the Reverse Stock Split II, and no cash or other consideration will be paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split II. No changes are being made to the number of preferred shares of the Company which remain as 10,000,000 preferred shares as authorized but not issued. The amendment to the Articles of Incorporation of the Company took effect at 1:00 p.m. E.T. on January 8, 2026.

On July 8, 2026, the Company filed Articles of Amendment (the “Amendment III”) to its Second Amended and Restated Articles of Incorporation with the Florida Department of State, Division of Corporations. As a result of the Amendment III, the Company has authorized and approved a 1-for-4 reverse stock split of the Company’s authorized shares of common stock from 150,000,000 shares to 37,500,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split III”). The common stock will continue to be $0.001 par value. The Company rounded up the fractional shares that resulted from the Reverse Stock Split III and no fractional shares were issued in connection with the Reverse Stock Split III, and no cash or other consideration will be paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split III. No changes are being made to the number of preferred shares of the Company which remain as 10,000,000 preferred shares as authorized but not issued. The Amendment III took effect at 4:00 p.m. E.T. on July 10, 2026.

All of the reverse stock splits described above have been reflected in the accompanying unaudited condensed consolidated financial statements, including in share and per share data, for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2026 and the results of operations and cash flows for the periods ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2026. The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date.

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

Segment Information

The Company classified business segments into Trading Commission and Consulting Services, Fast-Moving Consumer Goods (FMCG), and Supply Chain Financing and Trading.

Uses of Estimates in the Preparation of Financial Statements

The Company’s condensed consolidated financial statements have been prepared in accordance with US GAAP and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but are not limited to, the expected credit losses for receivables, estimated useful life and residual value of property and equipment, impairment of long-lived assets, provision for staff benefit, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to the Company’s condensed consolidated financial statements.

Going Concern

The Company’s financial statements are prepared assuming that the Company will continue as a going concern.

The Company incurred operating losses and had negative operating cash flows and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. The Company’s operating losses from continuing operations amounted to $3.20 million, and it had negative operating cash flows from continuing operations of $3.21 million for the six months ended June 30, 2026. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company has raised funds through issuance of convertible notes and common stock. In July 2026, the Company received aggregate gross proceeds of $30,000,000 from a private placement of its common stock, as described in Note 23.

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

The Company’s cash and cash equivalents, restricted cash and short-term investments are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

For the six months ended June 30, 2026:

	Loss	Shares	Per share amount
Loss from continuing operations attributable to Future Fintech Group, Inc.	$(3,204,956)	1,409,622	$(2.27)
Income from discontinued operations attributable to Future Fintech Group, Inc.	$-	-	$-

Basic and Diluted EPS:
Loss to common stockholders from continuing operations	$(3,204,956)	1,409,622	$(2.27)
Income available to common stockholders from discontinued operations	$-	-	$-

For the six months ended June 30, 2025:

	Income (Loss)	Shares	Per share amount
Loss from continuing operations attributable to Future Fintech Group, Inc.	$(28,795,178)	177,024	$(162.66)
Income from discontinued operations attributable to Future Fintech Group, Inc.	$26,073,610	177,024	$147.29

Basic EPS:
Loss to common stockholders from continuing operations	$(28,795,178)	177,024	$(162.66)
Income available to common stockholders from discontinued operations	$26,073,610	177,024	$147.29

Diluted EPS:

Warrants	-	263	-
Diluted loss per share is calculated by taking net loss, divided by the diluted weighted average common shares outstanding. Diluted net loss per share equals basic net loss per share because the effect of securities convertible into common shares is anti-dilutive from continuing operations attributable to Future Fintech Group, Inc.	$(28,795,178)	177,287	$(162.66)
Diluted income per share is calculated by taking net income, divided by the diluted weighted average common shares outstanding from discontinued operations	$26,073,610	177,287	$147.07

For the three months ended June 30, 2026:

	Loss	Shares	Per share amount
Loss from continuing operations attributable to Future Fintech Group, Inc.	$(1,929,828)	1,528,063	$(1.26)
Income from discontinued operations attributable to Future Fintech Group, Inc.	$-	-	$-

Basic and Diluted EPS:
Loss to common stockholders from continuing operations	$(1,929,828)	1,528,063	$(1.26)
Income to common stockholders from discontinued operations	$-	-	$-

For the three months ended June 30, 2025:

	Income	Shares	Per share amount
Income from continuing operations attributable to Future Fintech Group, Inc.	$1,742,837	190,415	$9.15
Income from discontinued operations attributable to Future Fintech Group, Inc.	$108,943	190,415	$0.57

Basic EPS:
Income available to common stockholders from continuing operations	$1,742,837	190,415	$9.15
Income available to common stockholders from discontinued operations	$108,943	190,415	$0.57

Diluted EPS:

Warrants	-	263	-
Diluted income per share is calculated by taking net income, divided by the diluted weighted average common shares outstanding. Diluted net income per share equals basic net income per share because the effect of securities convertible into common shares is anti-dilutive	$1,742,837	190,678	$9.14
Diluted income per share is calculated by taking net income, divided by the diluted weighted average common shares outstanding.	$108,943	190,678	$0.57

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

Restricted Cash

Restricted cash mainly consists of funds deposited in securities trading accounts. The use of such balances is contractually restricted and limited to settlement for securities transactions, and cannot be transferred freely for daily operational disbursements. Restricted cash is classified as current assets if the restrictions are expected to be lifted within twelve months from the reporting date; otherwise, classified as non-current assets. Restricted cash is measured at stated principal amounts. Interest earned on restricted cash is recognized in interest income when earned. As of June 30, 2026 and December 31, 2025, the balance of restricted cash amounted to $2,295,466 and $2,680,545, respectively.

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

Allowances for credit losses are maintained for expected credit losses resulting from the Company’s customers’ inability to make required payments. The allowances are based on the Company’s regular assessment of various factors, including the credit-worthiness and financial condition of specific customers, historical experience with bad debts and customer deductions, receivables aging, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. The Company maintains an allowance for credit losses in accordance with ASC Topic 326, Credit Losses (“ASC 326”) and records the allowance for credit losses as an offset to accounts receivable and contract assets, and the estimated credit losses charged to the allowance is classified as “Allowance for credit losses/doubtful accounts” in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company determines whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. The Company may also record a general allowance as necessary.

Direct write-offs are taken in the period when the Company has exhausted the Company’s efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that the Company should abandon such efforts.

The Company has assessed its accounts receivable including credit terms and corresponding all its accounts receivable as of June 30, 2026. Allowance for credit losses on accounts receivable amounted to $671,004 and $650,202 as of June 30, 2026 and December 31, 2025, respectively. Accounts receivable of $1.17 million and $1.07 million have been outstanding for over 90 days as of June 30, 2026 and December 31, 2025, respectively. Allowance for credit losses on other receivables amounted to $597,849 and $522,406 as of June 30, 2026 and December 31, 2025, respectively. Allowance for credit losses on advances to suppliers amounted to $2,660,095 and $2,577,629 as of June 30, 2026 and December 31, 2025, respectively.

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

Revenue recognition is as follows:

Sales of fast-moving consumer goods

The Company operates an e-commerce platform specializing in fast-moving consumer goods. For sales transacted through the Company’s online stores in mainland China, the standard return policy permits customers to return eligible products within seven days of purchase. Historically, customer returns were immaterial. Revenue from sales of fast-moving consumer goods was $212,367 and $864,135 during the six months ended June 30, 2026 and 2025, respectively.

Provision of trading commission and consulting services

The Company provides stock trading services and charges commission and service fees. The Company recognizes revenue when such services are rendered to customers. Additionally, the Company generates revenue from financial advisory services, which primarily consist of fees from private equity placements and initial public offerings for its customers. These services are customized with no alternative use. For projects where the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time when contract obligations have been performed. For such arrangements, the Company uses the input method to recognize revenue, based on the ratio of actual costs incurred to the total estimated costs for the contract. For consulting projects where the Company does not have an enforceable right to payment for performance completed to date, revenue is recognized at the point in time the projects are completed and accepted by customers. Revenue from provision of trading commission and consulting services was $333,654 and $271,115 during the six months ended June 30, 2026 and 2025, respectively.

Revenue from supply chain financing/trading

The Company recognizes revenue when the receipt of merchandise is confirmed by the customers, which is the point that the title of the goods is transferred to the customer. Revenue from supply chain financing/trading was $ nil and $1,341 during the six months ended June 30, 2026 and 2025, respectively.

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

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss) in other income or expenses.

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

The exchange rate the Company used to convert RMB to USD was 6.81:1 and 7.03:1 at the balance sheet dates of June 30, 2026 and December 31, 2025, respectively. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates the Company used to convert RMB to USD were 6.89:1 and 7.18:1 for the six months ended June 30, 2026 and 2025, respectively.

The exchange rate the Company used to convert HKD to USD was 7.84:1 and 7.78:1 at the balance sheet dates of June 30, 2026 and December 31, 2025. The average exchange rate for the period has been used to translate revenues and expenses. The average exchange rates the Company used to convert HKD to USD were 7.82:1 and 7.79:1 for the six months ended June 30, 2026 and 2025, respectively.

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

Short-term Investments

Short-term investments consist primarily of investments in fixed deposits with original maturities between three months and one year and certain investments in wealth management products and other investments that the Company has the intention to redeem within one year. Fair valued or carried at amortized costs. As of June 30, 2026 and December 31, 2025, the short-term investments amounted to $ nil and $1,423, respectively.

Long-term Investments

Long-term investments consist primarily of investments in debt investments with original maturities between three years and more. Fair valued or carried at amortized costs. As of June 30, 2026 and December 31, 2025, the long-term investments amounted to $841,849 and $986,345, respectively. During the six months ended June 30, 2026, the Company did not collect any repayment of the December 31, 2025 debt investment balance. The Company did not recognize an impairment for its long-term investment as all the debt investments are deemed collectible.

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

Stock-based Compensation

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

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	June 30,	December 31,
	2026	2025
Supply Chain Financing/Trading	$371,571	$360,053
Trading Commission and Consulting Services	312,464	244,244
Fast-Moving Consumer Goods	2,496	939
Total accounts receivable, net	$686,531	$605,236

The following table sets forth the Company’s concentration of accounts receivable, net of specific allowances for credit losses.

	June 30,	December 31,
	2026	2025
Debtor A	35.9%	39.5%
Debtor B	19.1%	27.8%
Debtor C	18.2%	20.0%
Total accounts receivable, net	73.2%	87.3%

4. OTHER RECEIVABLES, NET

Other receivables, net, consist of the following:

	June 30,	December 31,
	2026	2025
Other receivables (1)	$9,804,182	$9,373,193
Receivable for prepaid purchases (2)	667,932	570,400
Unsettled stocks	33,435	860,195
Interest receivable	261,338	19,260
Others	6,200	57,929
Total other receivables, net	$10,773,087	$10,880,977

(1)	Other receivables consist mainly of: 1) the loan amount to Future Commercial Management (Hainan) Co., Ltd., (“Future Hainan”), which was a subsidiary until December 16, 2025. On December 12, 2025, the Company entered into a “Loan Agreement” with Future Hainan, pursuant to which the Company loaned an amount of $9.37 million (RMB 65.88 million) to Future Hainan at the annual interest rate of 5%. As of June 30, 2026, the balance of other receivables was $9.66 million.

(2)	Receivable for prepaid purchases has been reclassified from “Advance to Suppliers” due to the cancellation of purchase transactions.

5. INVESTMENT FUNDS

As of June 30, 2026, the balance of investment funds was $31.39 million. The amount pertains of funds held in escrow with a third party for future business acquisitions. As of the date of this report, the acquisition transaction has not closed.

6. ADVANCES TO SUPPLIERS AND OTHER CURRENT ASSETS, NET

The amount of advances to suppliers and other current assets, net consisted of the following:

	June 30,	December 31,
	2026	2025
Prepayments for Supply Chain Financing/Trading	$3,189,561	$3,222,747
Prepayments for Fast-Moving Consumer Goods	110,302	-
Prepaid expenses	143,393	373,243
Others	187,665	184,906
Total advances to suppliers and other current assets, net	$3,630,921	$3,780,896

7. LEASES

The Company’s non-cancellable operating leases consist of leases for office space. The Company is the lessee under the terms of the operating leases. For the six months ended June 30, 2026 and 2025, the operating lease cost was $0.1 million and $0.09 million, respectively.

The Company’s operating leases have remaining lease terms of approximately 11 months. As of June 30, 2026, the weighted average remaining lease term and weighted average discount rate were 0.89 years and 4.48%, respectively.

Maturities of lease liabilities were as follows:

Operating
As of June 30, 2026	Lease
From July 1, 2026 to June 30, 2027	$130,911
From July 1, 2027 to June 30, 2028	7,815
Total	$138,726
Less: amounts representing interest	$5,594
Present value of future minimum lease payments	133,132
Less: current obligations	(127,545)
Long-term obligations	$5,587

The Company leases office space and equipment under various short-term operating leases. As permitted by ASC 842, the Company has elected the practical expedient for short-term leases, whereby lease assets and lease liabilities are not recognized on the balance sheet. Short-term leases cost was $11,363 and $ nil for the six months ended June 30, 2026 and 2025, respectively.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	June 30,	December 31,
	2026	2025
Office equipment, fixtures and furniture	$51,809	$50,984
Vehicle	406,185	393,593
Leasehold improvements	65,794	63,755
Subtotal	523,788	508,332
Less: accumulated depreciation	(405,816)	(357,344)
Less: impairment	(1,118)	(1,084)
Total property and equipment, net	$116,854	$149,904

Depreciation expense included in general and administration expenses for the six months ended June 30, 2026 and 2025 was $37,172 and $50,971, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	June 30,	December 31,
	2026	2025
Trading rights of license plates	$127,524	$128,503
System and software	627,548	627,987
Subtotal	755,072	756,490
Less: accumulated amortization	(347,360)	(281,024)
Total intangible assets, net	$407,712	$475,466

Amortization expense included in general and administration expenses for the six months ended June 30, 2026 and 2025 was $66,861 and $28,518, respectively.

The estimated future amortization is as follows:

As of June 30, 2026	Estimated amortization expense
From July 1, 2026 to June 30, 2027	$82,540
From July 1, 2027 to June 30, 2028	82,540
From July 1, 2028 to June 30, 2029	82,540
From July 1, 2029 to June 30, 2030	69,787
From July 1, 2030 to June 30, 2031	57,035
Thereafter	33,270
Total	$407,712

10. ACCOUNTS PAYABLE

Accounts payable consisted of the following:

	June 30,	December 31,
	2026	2025
Trading Commission and Consulting Services payment	$2,302,979	$3,166,682
Fast-Moving Consumer Goods payment	-	95,103
Total accounts payable	$2,302,979	$3,261,785

11. ACCRUED EXPENSES AND OTHER PAYABLES

The amount of accrued expenses and other payables consisted of the following:

	June 30,	December 31,
	2026	2025
Legal fees and other professionals	$-	$917,148
Wages and employee reimbursement	119,109	55,058
Accruals	854,202	821,913
Others	438,671	425,139
Total accrued expenses and other payables	$1,411,982	$2,219,258

In January 2021, FT Global Capital, Inc. (“FT Global”), a former placement agent of the Company filed a lawsuit against the Company in the Superior Court of Fulton County, Georgia. FT Global served the complaint upon the Company in January 2021. In the complaint, FT Global alleges claims, most of which attempt to hold the Company liable under legal theories that relate back to an alleged breach of an exclusive placement agent agreement between FT Global and the Company in July 2020 which had a term of three months. FT Global claims that the Company failed to compensate FT Global for securities purchase transactions between December 2020 and April 2021, pursuant to the terms of the expired exclusive placement agent agreement. On April 11, 2024, on which date the jury returned a verdict in favor of FT Global and the Court entered a judgment awarding FT Global $10,598,380. On June 17, 2025, the Company entered into a settlement and forbearance agreement with FT Global, pursuant to which the company is required to pay FT Global an aggregate amount of $4.0 million in cash over an 18-month period plus the issuance of certain shares. For the fiscal year ended December 31, 2025 and the six months ended June 30, 2026, the Company paid $1.85 million and $1.13 million, respectively, towards accrued expenses and other payables.

12. CONVERTIBLE NOTES PAYABLE

The amount of convertible notes payable consisted of the following:

	June 30,	December 31,
	2026	2025
Beginning	$1,734,044	$553,086
Addition	2,000,000	1,696,748
Interest expenses	122,649	73,628
Conversion	(825,000)	(589,418)
Balance	$3,031,693	$1,734,044

Convertible notes payable I (the “Note I”)

On December 27, 2023, the Company issued a convertible promissory note with a principal amount of $1.10 million. Floor Price was $36.352 per share of Common Stock. The Note I was unsecured. On the date thereof, the Company shall reserve 31,250 shares of Common Stock from its authorized and unissued Common Stock to provide for all issuances of Common Stock under the Note I (the “Share Reserve”). The lender elected to redeem a portion of the Note I in redemption conversion shares. Lender redemption conversion shares were 14,847 shares, amount $625,000, at a price of $42.096 per share in 2024. Lender redemption conversion shares were 3,825 shares, amount $140,658, at a price of $36.772 per share and 12,346 shares, amount of $448,759, at a price of $36.348 per share in January and September 2025, respectively. As of December 31, 2025, the balance of this convertible notes payable was $ nil.

Convertible notes payable II (the “Note II”)

On July 28, 2025 (“Beginning Date”), the Company entered into a Convertible Notes Agreement (“Agreement”) with an institutional investor (the “Investor”), pursuant to which the Investor desires to purchase from the Company one or more pre-paid purchases (each a “Pre-Paid Purchase” and together the “Pre-Paid Purchases”) in the aggregate purchase amount of up to $10,000,000 for the purchase of the Company’s common stock. The Agreement will end on the earlier of (i) the date that is two years from the Beginning Date, (ii) the date Company has sold $10,000,000.00 in Pre-Paid Purchases hereunder; and (iii) termination of this Agreement (the “Commitment period”). On September 15, 2025, the Company issued 3,750 of the Company’s Common Stock to the Investor as a commitment fee (the “Commitment Shares”). All Pre-Paid Purchases will have an 8% original issue discount (“OID”), and will bear an interest rate of 8% per annum.

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

Concurrently, on September 22, 2025, the Company issued 90,313 Common Stock (the “Pre-Delivery Shares”) according to the agreement with the Investor at par value $0.001 per share. The Investor is not permitted to sell, assign, transfer, pledge, encumber, hypothecate or otherwise dispose of (“transfer”) such Pre-Delivery Shares. However, during the period beginning on any day in which Investor delivers a Purchase Notice to Company and ending on the date of delivery of the Purchase Shares by Company covered by such Purchase Notice, Investor may transfer a number of Pre-Delivery Shares up to the number of Purchase Shares covered by the applicable Purchase Notice. The Purchase Price will be 82% multiplied by the lowest daily volume-weighted average price during the ten trading days immediately preceding a conversion. Following the end of the Commitment Period and the repayment of all outstanding Pre-Paid Purchases, Investor will deliver to Company a number of shares of common stock equal to the number of Pre-Delivery Shares issued within 20 trading days, and the Company will pay Investor $0.001 for each share.

On May 20, 2026, the Company received its third funding of $2,000,000 from the Investor, which is calculated from an original amount of $2,160,000, minus an $160,000 OID.

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

The Company recognized the issuance costs and the discount of the convertible note payable II of $464,400 as a direct deduction from the face amount of the Convertible Loan II in accordance with ASC 835-30-45-1A. The debt issuance cost was amortized as amortization of debt issuance costs using the effective interest method, over the Commitment period of the convertible note payable II.

As of June 30, 2026, the Company has received an aggregate of $3,800,000 from the Investor out of the total $10,000,000 committed amount, the carrying value of the convertible notes payable II recorded in the unaudited condensed consolidated balance sheets was $3,031,693, net of unamortized debt discount and financing costs of $267,307 (including $37,013 of deferred financing costs), with an outstanding principal balance of $3,299,000.

As of June 30, 2026, the Company issued a total of 307,780 shares to the Investor, including 3,750 Common Stock as Commitment Shares, 90,313 Common Stock as Pre-Delivery Shares, and 213,717 shares issued in connection with the Investor’s redemption and conversion. Such redemption and conversion shares amounted to $825,000 at an average price of $3.860 per share for the six months ended June 30, 2026.

13. RELATED PARTY TRANSACTION

As of June 30, 2026, the amount due from a related party was consisted of the followings:

Name	Amount	Relationship	Note
Peng Lei	1,688	Supervisor of Fengtongxiang Supply Chain (Chengdu) Co., Ltd.	Accrued expenses, interest free and payment on demand.
Total	$1,688

As of June 30, 2026, the amounts due to a related party were consisted of the following:

Name	Amount	Relationship	Note
Shanchun Huang	$500,298	Controlling shareholder	Repayment debt on behalf of the Company and payment on demand
Total	$500,298

As of December 31, 2025, the amount due to a related party was consisted of the following:

Name	Amount	Relationship	Note
Shanchun Huang	$596,924	Controlling shareholder	Repayment debt on behalf of the Company and payment on demand
Total	$596,924

14. INCOME TAX

The Company is incorporated in the United States of America and is subject to United States federal taxation. The applicable tax rate is 21% in 2026 and 2025. No provisions for income taxes have been made, as the Company had no U.S. taxable income for the six months ended June 30, 2026 and 2025. For the six months ended June 30, 2026 and 2025, the Company had current income tax expenses of nil, respectively.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the six months ended June 30, 2026 and 2025, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries.

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

Under the Enterprise Income Tax (“EIT”) Law of the PRC, domestic enterprises and Foreign Investment Enterprises (the “FIE”) are usually subject to a unified 25% EIT rate while preferential tax rates, tax holidays, and even tax exemption may be granted on case-by-case basis. From January 1, 2023 to December 31, 2027, small and low-profit enterprises with annual taxable income exceeding RMB 1 million but not more than RMB 3 million, the actual income to be taxed will be further lowered at 25% of annual taxable income, and the corporate income tax is paid at the rate of 20%. Future Trading (Chengdu) Co., Ltd. and Future Information Service (Shenzhen) Co., Ltd. were small and low-profit enterprises for the six months ended June 30, 2026 and 2025, and were subject to an enterprise income tax rate of 5%. Other subsidiaries were subject to an enterprise income tax rate of 25%.

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

Reconciliation of the differences between the statutory EIT rate applicable to profits of the consolidated entities and the income tax expenses of the Company:

	June 30, 2026	June 30, 2025
Loss before taxation	$(3,204,956)	$(28,795,178)
PRC statutory tax rate	25%	25%
Computed expected benefits	(801,239)	(7,198,795)
Others, primarily the differences in tax rates	(121,670)	(1,076,679)
Deferred tax assets losses not recognized	922,909	8,275,474
Total	$-	$-

15. SHARE BASED COMPENSATION

On March 10, 2025, the Compensation Committee of the Board of Directors of the Company granted 31,250 shares of common stock of the Company, par value $0.001, pursuant to the Company’s 2024 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries (the “Grantees”). As the closing price of the Company stock was $34.72 on March 10, 2025, the Company recorded an expense of $1.09 million in the first quarter of fiscal year 2025. As of March 10, 2025, the Shares have been issued to the Grantees.

On May 29, 2026, the Compensation Committee of the Board of Directors of the Company granted 312,500 shares of common stock of the Company, par value $0.001, pursuant to the Company’s 2025 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries (the “Grantees”). As the closing price of the Company stock was $4.44 on June 3, 2026, the Company recorded an expense of $1.39 million in the second quarter of fiscal year 2026. As of June 3, 2026, the Shares have been issued to the Grantees.

16. COMMON STOCK

Securities Purchase Agreement

On December 24, 2020, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company sold to the purchasers in a registered direct offering, an aggregate of 26,316 units, each consisting of one share of the Company’s common stock and a warrant to purchase 1 share of the Company’s Common Stock, at a purchase price of $304 per unit, for aggregate gross proceeds to the Company of $8,000,007, before deducting fees to the placement agent and other offering expenses payable by the Company. On December 29, 2020, the Company issued Units consisting of an aggregate of 26,316 shares of the Company’s Common Stock and warrants to purchase up to an aggregate of 26,316 shares of the Company’s Common Stock at an exercise price of $344 per share (the “Investors’ Warrants”). The Investors’ Warrants have a term of five years and are exercisable by the holder at any time after the date of issuance. In connection with the offering, the Company also issued placement agent a warrant to purchase 263 shares of the Company’s Common Stock (the “Placement Agent Warrant”) on substantially the same terms as the Investors’ Warrants, except that the Placement Agent Warrant has an exercise price of $380 per share and is not exercisable until June 24, 2021. As of December 31, 2024, outstanding warrants have 263 shares of the Company’s Common Stock. Warrants after 1-for-10 reverse stock split in April 2025, 1-for-4 reverse stock split in January 2026 and 1-for-4 reverse stock split in July 2026 were 263 shares with an exercise price of $380 per share. All outstanding warrants have expired as of December 31, 2025.

Common stocks issued in connection with the convertible notes

Convertible notes payable I

On December 27, 2023, the Company entered into a Securities Purchase Agreement with Streeterville Capital, LLC, a Utah limited liability company (the “Lender”), pursuant to which the Company sold and issued to the Lender a Convertible Promissory Note (the “Note”) in the principal amount of $1,100,000.

On July 3, 2024, that Lender elected to redeem a portion of the Note I in redemption conversion shares. Lender redemption conversion shares 854, amount $50,000, at a price of $58.548 per share.

On July 18, 2024, that Lender elected to redeem a portion of the Note I in redemption conversion shares. Lender redemption conversion shares 1,357, amount $75,000, at a price of $55.268 per share.

On August 26, 2024, that Lender elected to redeem a portion of the Note I in redemption conversion shares. Lender redemption conversion shares 2,552, amount $100,000, at a price of $39.184 per share.

On October 24, 2024, that Lender elected to redeem a portion of the Note I in redemption conversion shares. Lender redemption conversion shares 2,442, amount $100,000, at a price of $40.95 per share.

On November 11, 2024, that Lender elected to redeem a portion of the Note I in redemption conversion shares. Lender redemption conversion shares 2,442, amount $100,000, at a price of $40.95 per share.

On November 14, 2024, that Lender elected to redeem a portion of the Note I in redemption conversion shares. Lender redemption conversion shares 2,462, amount $100,000, at a price of $40.617 per share.

On December 18, 2024, that Lender elected to redeem a portion of the Note I in redemption conversion shares. Lender redemption conversion shares 2,739 amount $100,000, at a price of $36.512 per share.

On January 7, 2025, that Lender elected to redeem a portion of the Note I in redemption conversion shares. Lender redemption conversion shares 2,680, amount $100,000, at a price of $37.313 per share.

On January 24, 2025, that Lender elected to redeem a portion of the Note I in redemption conversion shares. Lender redemption conversion shares 1,145, amount $40,658, at a price of $35.509 per share.

On September 10 and 11, 2025, that Lender elected to redeem the entire balance of the Note I through the issuance of 12,459 redemption conversion shares, at a price of $36.019 per share, for a total redemption amount of $448,759.

Convertible notes payable II

On July 28, 2025, the Company entered into a Convertible Notes Agreement (“Agreement”) with an institutional investor (the “Investor”), pursuant to which the Investor agreed to purchase from the Company, and the Company agreed to issue and sell to the Investor, one or more pre-paid purchases (each a “Pre-Paid Purchase” and together the “Pre-Paid Purchases”) in the aggregate purchase amount of up to $10,000,000 for the purchase of the Company’s common stock. On July 28, 2025, the Company received its first funding of $800,000 as the Initial Pre-Paid Purchase. On September 22, 2025, the Company received its second funding of $1,000,000 from the Investor. On May 20, 2026, the Company received its third funding of $2,000,000 from the Investor.

On September 15, 2025, the Company issued 3,750 shares of common stock to the Investor as a commitment fee.

On September 22, 2025, the Company issued 90,313 shares of common stock pursuant to the Agreement, at a par value of $0.001 per share.

On January 23, 2026, the Investor elected to convert a portion of the Note II into 13,796 shares of common stock, for an aggregate amount of $100,000, at a conversion price of $7.248 per share.

On April 8, 2026, the Investor elected to convert a portion of the Note II into 17,400 shares of common stock, for an aggregate amount of $65,000, at a conversion price of $3.736 per share.

On April 23, 2026, the Investor elected to convert a portion of the Note II into 33,209 shares of common stock, for an aggregate amount of $135,000, at a conversion price of $4.065 per share.

On April 27, 2026, the Investor elected to convert a portion of the Note II into 19,679 shares of common stock, for an aggregate amount $80,000, at a conversion price of $4.065 per share.

On May 6, 2026, the Investor elected to convert a portion of the Note II into 41,818 shares of common stock, for an aggregate amount $170,000, at a conversion price of $4.065 per share.

On June 11, 2026, the Investor elected to convert a portion of the Note II into 87,815 shares of common stock, for an aggregate amount $275,000, at a conversion price of $3.132 per share.

17. STATUTORY RESERVES AND RESTRICTED NET ASSETS

PRC laws and regulations permit payments of dividends by the Company’s subsidiaries incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the Company’s subsidiaries incorporated in the PRC are required to annually appropriate 10% of their net income to the statutory reserve prior to payment of any dividends, unless the reserve has reached 50% of their respective registered capital. Furthermore, registered share capital and capital reserve accounts are also restricted from distribution. As a result of the restrictions described above and elsewhere under PRC laws and regulations, the Company’s subsidiaries incorporated in the PRC are restricted in their ability to transfer a portion of their net assets to the Company in the form of dividends. The restriction amounted to $25.36 million (RMB176.10 million) as of June 30, 2026. Except for the above or disclosed elsewhere, there is no other restriction on the use of proceeds generated by the Company’s subsidiaries to satisfy any obligations of the Company.

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

Income from discontinued operations for the three and six months ended June 30, 2026 and 2025 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
REVENUES	$-	$10,822	$-	$21,668
COST OF SALES	-	3,108	-	6,362
GROSS PROFIT	-	7,714	-	15,306

OPERATING EXPENSES:
General and administrative expenses	-	1,873	-	11,741
Selling expenses	-	-	-	11,430
Allowance for (net recovery of) credit losses /doubtful accounts	-	(569)	-	511,876
Total operating expenses	-	1,304	-	535,047

OTHER INCOME (EXPENSE)
Interest income	-	102,546	-	205,321
Other expense	-	(13)	-	(4,702)
Total other income, net	-	102,533	-	200,619
Income (Loss) from discontinued operations before income tax	-	108,943	-	(319,122)
Income tax provision	-	-	-	-
Income (Loss) from discontinued operation before non-controlling interest	-	108,943	-	(319,122)
Gain on disposal of discontinued operations	-	-	-	28,258,798
Less: net income attributable to non-controlling interests	-	-	-	1,866,066
INCOME FROM DISCONTINUED OPERATION	$-	$108,943	$-	$26,073,610

19. SEGMENT REPORTING

In its operation of the business, management, including the Company’s chief operating decision maker, who is the Company’s Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with GAAP. As described in Note 18. DISCONTINUED OPERATIONS, certain subsidiaries were sold, dissolved or deregistered, resulting in material changes to the Company’s business operations. Consequently, the Company has reorganized its operations into the following three reportable segments: (1) Fast-Moving Consumer Goods (FMCG), (2) Trading Commission and Consulting Services and (3) supply chain financing service and trading business.

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

Three months ended June 30, 2026

	Fast-Moving Consumer Goods	Trading Commission and Consulting Services	Supply Chain Financing/ Trading	Total
Reportable segment revenue	$100,265	$233,144	$-	$333,409
Inter-segment loss	-	-	-	-
Revenue from external customers	100,265	233,144	-	333,409
Segment gross profit	$718	$193,114	$-	$193,832

Three months ended June 30, 2025

	Fast-Moving Consumer Goods	Trading Commission and Consulting Services	Supply Chain Financing/ Trading	Total
Reportable segment revenue	$387,684	$206,776	$-	$594,460
Inter-segment loss	-	-	-	-
Revenue from external customers	387,684	206,776	-	594,460
Segment gross profit	$10,327	$168,731	$-	$179,058

Six months ended June 30, 2026

	Fast-Moving Consumer Goods	Trading Commission and Consulting Services	Supply Chain Financing/ Trading	Total
Reportable segment revenue	$212,367	$333,654	$-	$546,021
Inter-segment loss	-	-	-	-
Revenue from external customers	212,367	333,654	-	546,021
Segment gross profit	$7,000	$260,035	$-	$267,035

Six months ended June 30, 2025

	Fast-Moving Consumer Goods	Trading Commission and Consulting service	Supply Chain Financing/ Trading	Total
Reportable segment revenue	$864,135	$271,115	$1,341	$1,136,591
Inter-segment loss	-	-	-	-
Revenue from external customers	864,135	271,115	1,341	1,136,591
Segment gross profit	$19,185	$229,558	$1,341	$250,084

Income (loss) before Income Tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Supply Chain Financing/Trading	$(7)	$319	$13	$(52)
Fast-Moving Consumer Goods	(17,753)	98,358	30,662	(33,307)
Trading Commission and Consulting Services	384,852	427,609	848,570	1,050,301
Corporate and Unallocated	1,756,568	(2,090,064)	2,592,746	28,028,320
Total operating expenses and other expenses	2,123,660	(1,563,778)	3,471,991	29,045,262
Income (Loss) before income tax	$(1,929,828)	$1,742,837	$(3,204,956)	$(28,795,178)

Segment assets as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Supply Chain Financing/Trading	$2,451,932	$2,969,945
Fast-Moving Consumer Goods	282,071	379,700
Trading Commission and Consulting Services	4,652,171	5,584,242
Corporate and Unallocated	45,555,255	44,353,447
Total assets	$52,941,429	$53,287,334

20. DEBT RESTRUCTURING

During the year ended December 31, 2025, the Company entered into troubled debt restructurings with FT Global (“the Creditor”) due to financial difficulties. On June 17, 2025, the Company entered into a settlement and forbearance agreement (“the Agreement”) with FT Global. Pursuant to the Agreement, the company was required to pay an aggregate settlement amount of $4.0 million and issue a total of 106,250 shares of common stock, among which, (i) $0.5 million was paid no later than June 20, 2025, (ii) $1.0 million, $1.3 million and $1.2 million shall be paid within six months, twelve months and eighteen months after signing of the Agreement, respectively, and (iii) 107,368 shares of common stock were issued from June 30, 2025 to May 7, 2026. As of June 30, 2026, a total of 107,368 shares of common stock had been issued and an aggregate amount of $2.98 million had been repaid to the Creditor.

The Company derecognized the amount previously due to FT Global, and recognized the present value of total settlement amount including the above-mentioned cash payments and common stocks in paid-in capital and other payables on the unaudited condensed consolidated balance sheets. Upon the debt restructuring, the Company recognized a gain of $3.07 million during the six months ended June 30, 2025, which was recorded as gain on debt restructuring in the unaudited condensed consolidated statement of operations and comprehensive income (loss).

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

Customer concentration risk

For the six months ended June 30, 2026, two customers accounted for 21.83% and 17.28% of the Company’s total revenue, respectively. For the six months ended June 30, 2025, no customer individually represented greater than 10% of the Company’s total revenues.

Vendor concentration risk

For the six months ended June 30, 2026, two vendors accounted for 54.42% and 18.99% of the Company’s total purchases, respectively. For the six months ended June 30, 2025, one vendor accounted for 89.26% of the Company’s total purchases.

23. SUBSEQUENT EVENTS

On June 12, 2026, the Company through its wholly-owned subsidiary, Future Commercial Group Limited (the “Buyer”), entered into a Share Purchase Agreement (the “SPA”) with Zhang Shuge (the “Seller”). Pursuant to the SPA, the Buyer agreed to acquire from the Seller a 20% equity interest in Xi’an Changshida Information Technology Co., Ltd. (“Changshida”), a company organized under the laws of the PRC. Changshida is committed to implementing artificial intelligence technologies in practical application scenarios across the healthcare and smart city sectors. The aggregate purchase price for the acquisition is RMB44,000,000 (approximately $6.46 million), consisting of (i) RMB 40,000,000 payable in cash; and (ii) 123,266 shares of the Company’s common stock, par value $0.001 per share, having an agreed value of RMB4,000,000. The cash consideration and share consideration are payable within ten (10) days following completion of the transfer of the 20% equity interest in Changshida and completion of the applicable registration and filing procedures in the PRC. The transfer of such 20% equity interest was completed on July 3, 2026.

On July 10, 2026, the Company effected a 1-for-4 reverse stock split, reducing its authorized common stock from 150,000,000 shares to 37,500,000 shares. Authorized preferred shares remain at 10,000,000. Fractional shares were rounded up, and no cash or other consideration was paid for fractional interests. See Note 1.

On July 29, 2026, the Company entered into Securities Purchase Agreements with certain purchasers named therein (collectively, the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, an aggregate of 30,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $1.00 per share, for aggregate gross proceeds to the Company of $30,000,000 (the “Offering”). Wealth Index Capital Limited (“WICL”), which purchased 10,000,000 of the Shares, is wholly owned and controlled by Mr. Shanchun Huang, its sole member. Mr. Huang is the Company’s controlling shareholder and served as the Company’s Chief Executive Officer from 2020 to August 2024. Prior to the Offering, WICL beneficially owned approximately 27.0% of the Company’s outstanding Common Stock, and immediately following the Offering WICL beneficially owns approximately 32.9% of the outstanding Common Stock.

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

As of June 30, 2026, our principal business operations consist of: sale of fast-moving consumer goods; commission-based trading and consulting services; and supply chain financing and trading.

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

Supply Chain Financing Service and Trading in China

Since the second quarter of 2021, we have engaged in the coal supply chain financing service and trading business in China. During fiscal year 2025, we significantly scaled down this business segment due to reduced activity in the domestic bulk commodity trading market in China and management’s reassessment of credit exposure and capital allocation priorities. During the six months ended June 30, 2026, we generated no revenue from this segment. We continue to evaluate market conditions and our strategic focus, and there can be no assurance that we will resume this business at historical levels or that future market conditions will support meaningful growth in this segment.

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

We also provide business and financial consulting services, including listing-readiness and preparatory consulting services. As described in our 2025 Form 10-K, this business line remains in an early stage of development and is conducted primarily through Future FinTech (Hong Kong) Limited and, in certain limited circumstances, Future Information Service (Shenzhen) Co., Ltd. During the six months ended June 30, 2026, revenue from trading commission and consulting services increased compared to the same period in 2025, primarily due to revenue recognized from a new consulting services project during the period. Neither we nor our subsidiaries engage in underwriting, securities brokerage, placement agent services, investor solicitation, or similar activities in the United States or in any other jurisdiction where we do not hold the required license or registration.

Proposed Acquisition of TansGen SC Tech Limited

As disclosed in our 2025 Form 10-K, in September 2025, our Board of Directors approved a proposal to pursue a potential acquisition of TansGen SC Tech Limited as part of our ongoing strategic transition and expansion initiatives. The proposed acquisition of TansGen SC Tech Limited has been terminated, and the Company is currently searching for other suitable acquisition targets. As of June 30, 2026, no definitive acquisition agreement had been executed, and the Company continued to conduct financial, legal and operational due diligence and valuation procedures. The execution of any definitive agreement remains subject to completion of due diligence, negotiation of final terms, regulatory approvals, if applicable, and other customary conditions. There can be no assurance that a definitive agreement will be executed, that the proposed acquisition will be completed, or that, if completed, the transaction will achieve the anticipated strategic or financial benefits.

Change in Independent Registered Public Accounting Firm

On July 6, 2026, the Audit Committee of the Board of Directors of the Company approved the dismissal of Fortune CPA Inc. ("Fortune") as the Company's independent registered public accounting firm and approved the engagement of Wei, Wei & Co., LLP ("Wei, Wei & Co.") as the Company's independent registered public accounting firm, effective immediately, including to act as the Company's auditor for the fiscal year ending December 31, 2026. Fortune had served as the Company's independent registered public accounting firm since August 2023.

Fortune's audit reports on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2025 and December 31, 2024 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that each such report contained an explanatory paragraph regarding the Company's ability to continue as a going concern. During the Company's two most recent fiscal years and the subsequent interim period through July 6, 2026, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) with Fortune on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, and no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K), except for the previously disclosed material weakness in the Company's internal control over financial reporting relating to insufficient staff with the appropriate level of knowledge, training and experience in U.S. GAAP and SEC reporting requirements. During the Company's two most recent fiscal years and the subsequent period from January 1, 2026 through July 6, 2026, the Company did not consult with Wei, Wei & Co. regarding any of the matters or events set forth in Item 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

Discontinued Operations

On February 3, 2025, FTFT UK LIMITED, FTFT Finance UK Limited, Future Fintech Digital Number One US, LP, Future Fintech Digital Number One Offshore, LLC (Cayman), Future Fintech Digital Number One GP, LLC (USA), FTFT Digital Number One, Ltd. (Cayman), Future FinTech Labs Inc, Future Fintech Digital Capital, FTFT CAPITAL INVESTMENTS, DigiPay FinTech Limited, DCON DigiPay Limited-JPN and Global Key Shared Mall Ltd were disposed of for a consideration of $25,000 after a court auction sale. The gain on disposal was $28.26 million.

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

The Company’s cash and cash equivalents, restricted cash and short-term investments are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

Other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 represented foreign currency translation adjustments and were included in the unaudited condensed consolidated statements of operation and comprehensive income (loss).

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

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

The following table summarizes our operating results for the three months ended June 30, 2026 and 2025, respectively, and sets forth the dollar and percentage increase or (decrease) between the periods.

	For the Three Months Ended June 30,		Variance
	2026	2025	Amount	%
REVENUE	$333,409	$594,460	$(261,051)	(43.91)%
Cost of revenue	139,577	415,402	(275,825)	(66.40)%
Gross profit	193,832	179,058	14,774	8.25%

OPERATING EXPENSES
General and administrative expenses	630,703	852,026	(221,323)	(25.98)%
Stock-based compensation expenses	1,387,500	-	1,387,500	100.00%
Selling expenses	76,923	249,048	(172,125)	(69.11)%
Allowance for credit losses/doubtful accounts	484	393,651	(393,167)	(99.88)%
Total operating expenses	2,095,610	1,494,725	600,885	40.20%

LOSS FROM OPERATIONS	(1,901,778)	(1,315,667)	(586,111)	44.55%

OTHER INCOME (EXPENSES)
Interest income	126,337	12,930	113,407	877.08%
Interest expenses	(139,924)	(7,241)	(132,683)	1,832.39%
Amortization of debt issuance costs	(17,550)	-	(17,550)	100.00%
Gain on debt restructuring	-	3,071,827	(3,071,827)	(100.00)%
Other income (expense), net	3,087	(19,012)	22,099	(116.24)%
Total other income (expenses), net	(28,050)	3,058,504	(3,086,554)	(100.92)%

Income (Loss) from Continuing Operations before Income Tax	(1,929,828)	1,742,837	(3,672,665)	(210.73)%
Net income (loss) from continuing operations	(1,929,828)	1,742,837	(3,672,665)	(210.73)%
Net income from discontinued operations	-	108,943	(108,943)	(100.00)%
NET INCOME (LOSS)	(1,929,828)	1,851,780	(3,781,608)	(204.21)%
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	$(1,205,691)	$1,872,424	$(3,078,115)	(164.39)%

Revenue

The following table sets forth the breakdown of our revenues for the three months ended June 30, 2026 and 2025, respectively:

	Three months ended June 30,
	2026	2025	Change
	Amount	Amount	Amount	%
Fast-Moving Consumer Goods (“FMCG”)	$100,265	$387,684	$(287,419)	(74.14)%
Trading Commission and Consulting services	233,144	206,776	26,368	12.75%
Total revenue	$333,409	$594,460	$(261,051)	(43.91)%

Revenue from sales of FMCG decreased by $287,419, or 74.14%, from $387,684 for the three months ended June 30, 2025 to $100,265 for the three months ended June 30, 2026. The decrease was primarily due to intensified competition from other FMCG sellers on the e-commerce platform. Meanwhile, we reduced investment in marketing activities as a result of the implementation of cost-control measures, which also adversely affected sales conversion.

Revenue from trading commission and consulting services increased by $26,368, or 12.75%, from $206,776 for the three months ended June 30, 2025 to $233,144 for the three months ended June 30, 2026. The increase was mainly due to a new consulting services project with related revenue recognized in the three months ended June 30, 2026, and no similar project occurred during the three months ended June 30, 2025.

Gross Profit

The following table sets forth the breakdown of the gross profit for the three months ended June 30, 2026 and 2025, respectively:

	Three months ended June 30,				Variance
	2026	%	2025	%	Amount	%
Fast-Moving Consumer Goods (“FMCG”)	$718	0.37%	$10,327	5.77%	$(9,609)	(93.05)%
Trading Commission and Consulting Services	193,114	99.63%	168,731	94.23%	24,383	14.45%
Total gross profit	$193,832	100.00%	$179,058	100.00%	$14,774	8.25%

Overall gross profit increased by $14,774, or 8.25%, to $193,832 for the three months ended June 30, 2026 from $179,058 for the three months ended June 30, 2025. The increase was primarily due to higher gross profit from trading commission and consulting services, which was in line with higher revenue generated by this business segment for the three months ended June 30, 2026. The increase was partially offset by lower gross profit from FMCG, driven by the revenue decline of this segment for the three months ended June 30, 2026. Overall gross margin as a percentage of revenue was 58.14% for the three months ended June 30, 2026, representing an increase of 28.02 percentage points from 30.12% for the three months ended June 30, 2025, mainly due to a larger proportion of higher-margin consulting services revenue for the three months ended June 30, 2026.

Operating Expenses

The following table sets forth the breakdown of our operating expenses and operating expenses as a percentage of revenue for the three months ended June 30, 2026 and 2025, respectively:

	For the Three Months Ended June 30,
	2026		2025		Variance
	Amount	% of revenue	Amount	% of revenue	Amount	%
General and administrative expenses	$630,703	189.17%	$852,026	143.33%	$(221,323)	(25.98)%
Stock compensation expense	1,387,500	416.16%	-	-%	1,387,500	100.00%
Selling expenses	76,923	23.07%	249,048	41.89%	(172,125)	(69.11)%
Allowance for credit losses/doubtful accounts	484	0.15%	393,651	66.22%	(393,167)	(99.88)%
Total operating expenses	$2,095,610	628.54%	$1,494,725	251.44%	$600,885	40.20%

General and administrative expenses decreased by $221,323, or 25.98%, from $852,026 for the three months ended June 30, 2025 to $630,703 for the three months ended June 30, 2026. The decrease was primarily attributable to reduced commission expenses and travelling expense that recognized in the three months ended June 30, 2026.

Stock compensation expense increased by $1,387,500 or 100.00%, from $ nil for the three months ended June 30, 2025 to $1,387,500 for the three months ended June 30, 2026. On May 29, 2026, the Compensation Committee of the Board of Directors of the Company granted 312,500 shares of common stock, pursuant to the Company’s 2025 Omnibus Equity Plan, to certain officers and employees of the Company and its subsidiaries. As the closing price of the Company stock was $4.44 on June 3, 2026, the Company recorded an expense of $1.39 million in the three months ended June 30, 2026.

Selling expenses decreased by $172,125, or 69.11%, from $249,048 for the three months ended June 30, 2025 to $76,923 for the three months ended June 30, 2026. The decrease was primarily attributable to reduced business entertainment expenses and other relevant selling expenses as a result of the implementation of cost-control measures.

Allowance for credit losses/doubtful accounts decreased by $393,167, or 99.88%, from $393,651 for the three months ended June 30, 2025 to $484 for the three months ended June 30, 2026. The decrease was primarily due to the management’s efforts to collection of long overdue receivables from our customers, resulting in a smaller allowance for credit losses during the three months ended June 30, 2026. Our management will continue monitoring and putting effort into the collection of receivables to lower the level of the allowance.

Other Income (Expenses), Net

Net other income decreased by $3,086,554, or 100.92%, from net other income of $3,058,504 for the three months ended June 30, 2025 to net other expenses of $28,050 for the three months ended June 30, 2026. The decrease was primarily attributable to the gain on debt restructuring during the three months ended June 30, 2025. On June 17, 2025, we entered into a settlement and forbearance agreement (“the Agreement”) with FT Global. Pursuant to the Agreement, we were required to pay an aggregate settlement amount of $4.0 million and issue a total of 107,368 shares of common stock. Upon the debt restructuring, we recognized a gain of $3.07 million, which was recorded as gain on debt restructuring in the unaudited condensed consolidated statement of operations and comprehensive income (loss).

Net income (loss) from continuing operations

Net income from continuing operations decreased by $3,672,665, or 210.73%, from net income of $1,742,837 for the three months ended June 30, 2025 to net loss of $1,929,828 for the three months ended June 30, 2026. The decrease was primarily due to the decrease in gain on debt restructuring as discussed above.

Comparison of Six Months Ended June 30, 2026 and 2025:

The following table summarizes our operating results for the six months ended June 30, 2026 and 2025, respectively, and sets forth the dollar and percentage increase or (decrease) between the periods.

	For the Six Months Ended June 30,		Variance
	2026	2025	Amount	%
REVENUE	$546,021	$1,136,591	$(590,570)	(51.96)%
Cost of revenue	278,986	886,507	(607,521)	(68.53)%
Gross profit	267,035	250,084	16,951	6.78%

OPERATING EXPENSES
General and administrative expenses	2,032,562	2,422,126	(389,564)	(16.08)%
Stock-based compensation expenses	1,387,500	1,085,000	302,500	27.88%
Selling expenses	212,103	440,678	(228,575)	(51.87)%
Allowance for (Net recovery of) credit losses/doubtful accounts	(138,456)	28,254,490	(28,392,946)	(100.49)%
Total operating expenses	3,493,709	32,202,294	(28,708,585)	(89.15)%

LOSS FROM OPERATIONS	(3,226,674)	(31,952,210)	28,725,536	(89.90)%

OTHER INCOME (EXPENSES)
Interest income	250,233	35,459	214,774	605.70%
Interest expenses	(198,099)	(15,042)	(183,057)	1,216.97%
Amortization of debt issuance costs	(35,100)	-	(35,100)	100.00%
Gain on debt restructuring	-	3,071,827	(3,071,827)	(100.00)%
Other income, net	4,684	64,788	(60,104)	(92.77)%
Total other income, net	21,718	3,157,032	(3,135,314)	(99.31)%

Loss from Continuing Operations before Income Tax	(3,204,956)	(28,795,178)	25,590,222	(88.87)%
Net loss from continuing operations	(3,204,956)	(28,795,178)	25,590,222	(88.87)%
Net income from discontinued operations	-	27,939,676	(27,939,676)	(100.00)%
NET LOSS	(3,204,956)	(855,502)	(2,349,454)	274.63%
COMPREHENSIVE LOSS ATTRIBUTABLE TO FUTURE FINTECH GROUP, INC.	$(1,742,574)	$(3,073,927)	$1,331,353	(43.31)%

Revenue

The following table sets forth the breakdown of our revenues for the six months ended June 30, 2026 and 2025, respectively:

	Six months ended June 30,
	2026	2025	Change
	Amount	Amount	Amount	%
Fast-Moving Consumer Goods (“FMCG”)	$212,367	$864,135	$(651,768)	(75.42)%
Trading Commission and Consulting Services	333,654	271,115	62,539	23.07%
Supply Chain Financing/Trading	-	1,341	(1,341)	(100.00)%
Total revenue	$546,021	$1,136,591	$(590,570)	(51.96)%

Revenue from sales of FMCG decreased by $651,768, or 75.42%, from $864,135 for the six months ended June 30, 2025 to $212,367 for the six months ended June 30, 2026. The decrease was primarily due to intensified competition from other FMCG sellers on the e-commerce platform. Meanwhile, we reduced investment in marketing activities as a result of the implementation of cost-control measures, which also adversely affected sales conversion.

Revenue from trading commission and consulting services increased by $62,539, or 23.07%, from $271,115 for the six months ended June 30, 2025 to $333,654 for the six months ended June 30, 2026. The increase was mainly due to a new consulting services project with related revenue recognized in the six months ended June 30, 2026, and no similar project occurred during the six months ended June 30, 2025.

Revenue from supply chain financing/trading decreased by $1,341, or 100.00%, from $1,341 for the six months ended June 30, 2025 to $ nil for the six months ended June 30, 2026. The decrease was due to our management’s decision to temporarily suspend these operations resulting from lower coal prices and reduced market demand in China during the six months ended June 30, 2026.

Gross Profit

The following table sets forth the breakdown of the gross profit for the six months ended June 30, 2026 and 2025, respectively:

	Six months ended June 30,				Variance
	2026	%	2025	%	Amount	%
Fast-Moving Consumer Goods (FMCG)	$7,000	2.62%	$19,185	7.67%	$(12,185)	(63.51)%
Trading Commission and Consulting Services	260,035	97.38%	229,558	91.80%	30,477	13.28%
Supply Chain Financing/Trading	-	-	1,341	0.53%	(1,341)	(100.00)%
Total Amount	$267,035	100.00%	$250,084	100.00%	$16,951	6.78%

Overall gross profit increased by $16,951, or 6.78%, to $267,035 for the six months ended June 30, 2026 from $250,084 for the six months ended June 30, 2025. The increase was primarily due to the increase in gross profit from trading commission and consulting services, which was in line with the increase in revenue for this business segment for the six months ended June 30, 2026. Although revenue from the FMCG segment decreased significantly for the six months ended June 30, 2026, gross profit from this business segment did not decrease simultaneously due to its low gross margin. Overall gross margin as a percentage of revenue was 48.91% for the six months ended June 30, 2026, representing an increase of 26.91 percentage points from 22.00% for the six months ended June 30, 2025, mainly due to a larger proportion of higher-margin consulting services revenue for the six months ended June 30, 2026.

Operating Expenses

The following table sets forth the breakdown of our operating expenses and operating expenses as a percentage of revenue for the six months ended June 30, 2026 and 2025, respectively:

	For the Six Months Ended June 30,
	2026		2025		Variance
	Amount	% of revenue	Amount	% of revenue	Amount	% of
General and administrative expenses	$2,032,562	372.25%	$2,422,126	213.10%	$(389,564)	(16.08)%
Stock-based compensation expenses	1,387,500	254.11%	1,085,000	95.46%	302,500	27.88%
Selling expenses	212,103	38.85%	440,678	38.77%	(228,575)	(51.87)%
Allowance for (net recovery of) credit losses/doubtful accounts	(138,456)	(25.36)%	28,254,490	2,485.90%	(28,392,946)	(100.49)%
Total operating expenses	$3,493,709	639.85%	$32,202,294	2,833.23%	$(28,708,585)	(89.15)%

General and administrative expenses decreased by $389,564, or 16.08%, from $2,422,126 for the six months ended June 30, 2025 to $2,032,562 for the six months ended June 30, 2026. The decrease was primarily attributable to commission expenses recognized in the six months ended June 30, 2025 that did not recur in the same period of 2026. The decrease was partially offset by an increase in business entertainment expenses driven by our new business expansion.

Stock-based compensation expenses increased by $302,500 or 27.88%, from $1,085,000 for the six months ended June 30, 2025 to $1,387,500 for the six months ended June 30, 2026. The increase was primarily attributable to a larger number of shares granted (312,500 shares in June 2026 compared to 31,250 shares in March 2025, in each case as adjusted for the reverse stock splits), partially offset by a lower grant-date share price ($4.44 compared to $34.72, as adjusted).

Selling expenses decreased by $228,575, or 51.87%, from $440,678 for the six months ended June 30, 2025 to $212,103 for the six months ended June 30, 2026. The decrease was primarily attributable to reduced business entertainment expenses and other relevant selling expenses as a result of the implementation of cost-control measures.

Allowance for credit losses/doubtful accounts decreased by $28,392,946, or 100.49%, from an allowance for credit losses/doubtful accounts of $28,254,490 for the six months ended June 30, 2025 to a net recovery of credit losses/doubtful accounts of $138,456 for the six months ended June 30, 2026. The decrease was due to the provision for bad debts on related party receivables in connection with the disposal of a subsidiary during the six months ended June 30, 2025. Our management will continue monitoring and putting effort into the collection of receivables to lower the level of the allowance.

Other Income, Net

Net other income decreased by $3,135,314, or 99.31%, from net other income of $3,157,032 for the six months ended June 30, 2025 to $21,718 for the six months ended June 30, 2026. The decrease was primarily attributable to the gain on debt restructuring during the six months ended June 30, 2025 as we entered into a settlement and forbearance agreement with FT Global. The decrease was also attributable to the higher interest expenses caused by the convertible notes payable issued in July 2025, September 2025 and May 2026. The decrease was partially offset by an increase in interest income recognized effective December 2025 for the six months ended June 30, 2026, and no such income was incurred during the six months ended June 30, 2025.

Net loss from continuing operations

Net loss from continuing operations decreased by $25,590,222, or 88.87%, from $28,795,178 for the six months ended June 30, 2025 to $3,204,956 for the six months ended June 30, 2026. The decrease was primarily due to the decrease in allowance for credit losses/doubtful accounts as discussed above.

Gain on disposal of discontinued operations

Gain on disposal of discontinued operation was $28.26 million for the six months ended June 30, 2025, which was related to the transfer of FTFT UK LIMITED, FTFT Finance UK Limited, Future Fintech Digital Number One US, LP, Future Fintech Digital Number One Offshore, LLC (Cayman), Future Fintech Digital Number One GP, LLC (USA), FTFT Digital Number One, Ltd. (Cayman), Future FinTech Labs Inc, Future Fintech Digital Capital, FTFT CAPITAL INVESTMENTS, DigiPay FinTech Limited, DCON DigiPay Limited-JPN and Global Key Shared Mall Ltd.

Earnings (loss) per Share

For the six months ended June 30, 2026, basic and diluted loss per share from continuing operations were both $2.27, as compared to loss per share of $162.66 (both basic and diluted) for the same period last year. For the six months ended June 30, 2026, basic and diluted earnings per share from discontinued operations were both $ nil, as compared to basic and diluted earnings per share of $147.29 and $147.07 for the same period last year, respectively.

Liquidity and Capital Resources

We currently finance our business operations primarily through convertible notes and the sale of our common stock. Our current cash primarily consists of cash on hand and cash in bank. As of June 30, 2026, we had cash, cash equivalents and restricted cash of $4.22 million, representing a decrease of $0.86 million from $5.08 million as of December 31, 2025.

On July 30, 2026, we received aggregate gross proceeds of $30,000,000 from the private placement of 30,000,000 shares of our common stock described in Note 23 to our unaudited condensed consolidated financial statements. We intend to use the net proceeds of the private placement for working capital and general corporate purposes. In addition, following the completion of the transfer of the 20% equity interest in Xi’an Changshida Information Technology Co., Ltd. on July 3, 2026, the cash consideration of RMB 40,000,000 (approximately $5.6 million) and the share consideration became payable in accordance with the related share purchase agreement, and the remaining cash installments of approximately $1.02 million under the FT Global settlement are payable through December 2026.

Working Capital

Our working capital has historically been generated from our operating cash flows, advances from our customers and convertible notes. Our working capital was $43.14 million as of June 30, 2026, representing an increase of $0.59 million compared with working capital of $42.55 million as of December 31, 2025. The increase was primarily attributable to foreign exchange rate impacts on investment funds and a decrease in current liabilities, such as accounts payable and accrued expenses and other payables.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2026	2025
Net cash used in operating activities from continuing operations	$(3,214,413)	$(18,467,180)
Net cash provided by operating activities from discontinued operations	-	19,037,420
Net cash provided by investing activities from continuing operations	1,451	375,837
Net cash provided by (used in) financing activities from continuing operations	1,901,686	(13,193)
Effect of exchange rate change on cash, cash equivalents and restricted cash	451,179	88,297
Net increase (decrease) in cash, cash equivalents and restricted cash	(860,097)	1,021,181
Cash, cash equivalents and restricted cash, beginning of period	5,077,164	4,765,111
Cash, cash equivalents and restricted cash, end of period	$4,217,067	$5,786,292

Operating Activities

Net cash used in operating activities from continuing operations amounted to $3.21 million for the six months ended June 30, 2026, primarily due to i) a net loss from continuing operations of $3.20 million adjusted for non-cash activities including net recovery of credit losses/doubtful accounts of $0.14 million and share-based payments of $1.39 million, and ii) net changes in our operating assets and liabilities, which mainly include a) a decrease in accounts payable of $0.96 million, b) a decrease in accrued expenses and other payables of $0.81 million, which was partially offset by a decrease in other receivables of $0.4 million.

Net cash used in operating activities from continuing operations amounted to $18.47 million for the six months ended June 30, 2025, primarily due to i) a net loss from continuing operations of $28.80 million adjusted for non-cash activities including allowance for credit losses/doubtful accounts of $28.25 million, gain on debt restructuring of $3.07 million and share-based payments of $1.09 million, and ii) net changes in our operating assets and liabilities, which mainly include an increase in other receivables of $27.95 million, partially offset by a) an increase in accounts payable of $2.28 million, b) an increase in accrued expenses and other payables of $8.10 million.

Investing Activities

Net cash provided by investing activities from continuing operations amounted to $1,451 for the six months ended June 30, 2026, primarily due to redemption of short-term investments of $30,465, which was partially offset by payment for short-term investments of $29,014.

Net cash provided by investing activities from continuing operations amounted to $0.38 million for the six months ended June 30, 2025, primarily due to collection from debt investments of $0.24 million and repayment of loan receivables of $0.14 million.

Financing Activities

Net cash provided by financing activities from continuing operations amounted to $1.90 million for the six months ended June 30, 2026, primarily consisting of proceeds from convertible notes payable of $2.00 million, which was partially offset by repayment made for amounts due to related parties of $0.10 million.

Net cash used in financing activities from continuing operations amounted to $13,193 for the six months ended June 30, 2025, primarily consisting of payment made for amounts due from related parties of $4,322 and repayment of amounts due to related parties of $8,871.

Contractual Obligations

Other than (i) the leases disclosed in Note 7 in the notes to our unaudited condensed consolidated financial statements, (ii) the remaining cash installments of approximately $1.02 million payable through December 2026 under the Settlement and Forbearance Agreement with FT Global Capital, Inc. described in Note 20, (iii) the cash consideration of RMB 40,000,000 (approximately $5.6 million) and share consideration payable in connection with the acquisition of a 20% equity interest in Xi’an Changshida Information Technology Co., Ltd. described in Note 23, and (iv) our obligations under the convertible notes payable described in Note 12, we had no other long-term fixed contractual obligations or commitments as of June 30, 2026.

Off-balance sheet arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. Specifically, we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We have engaged an outside consultant with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. We have adopted and are continuously implementing policies, procedures and practices recommended in the report of the consultant and have arranged internal control training for our employees and management on disclosure controls and procedures. We believe the measures described above will remediate the material weakness identified above. The Company continues to make efforts to implement its existing and newly adopted procedures to improve our disclosure controls and internal controls over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary.

Changes to Internal Control over Financial Reporting

Other than discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal case with FT Global Capital, Inc.

In January 2021, FT Global Capital, Inc., a former placement agent of the Company, filed a lawsuit against the Company in the Superior Court of Fulton County, Georgia, and served the complaint that same month. The Company has previously reported developments related to this matter in its filings with the SEC, including without limitation, its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, Form 10-K for the fiscal year ended December 31, 2022, Form 10-K for the fiscal year ended December 31, 2023, Form 10-K for the fiscal year ended December 31, 2024, Quarterly Report on Form 10-Q for the fiscal quarter ended on March 31, 2025.

On June 17, 2025, the Company entered into a Settlement and Forbearance Agreement with FT Global to resolve four federal court judgments entered against the Company. Pursuant to the Agreement, the company was required to pay an aggregate settlement amount of $4.0 million and issue a total of 106,250 shares (as adjusted for the reverse stock splits) of common stock, among which, (i) $0.5 million was paid no later than June 20, 2025, (ii) $1.0 million, $1.3 million and $1.2 million shall be paid within six months, twelve months and eighteen months after signing of the Agreement, respectively, (iii) 3,750 shares and 21,250 shares of common stock were issued on June 30, 2025 and July 2, 2025, respectively, and (iv) 40,625 shares and 40,625 shares of common stock shall be issued no earlier than six months and twelve months following the agreement’s effective date, respectively. As of June 30, 2026, a total of 107,368 shares of common stock had been issued and an aggregate amount of $2.98 million had been repaid to the Creditor.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, the Company issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act") (share figures as adjusted for the July 2026 reverse stock split): (i) an aggregate of 199,920 shares of common stock issued to the holder of the Company's convertible notes payable upon partial conversions thereof between April 8, 2026 and June 11, 2026, for an aggregate conversion amount of $725,000, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act; and (ii) 45,621 shares of common stock issued on May 7, 2026 to FT Global Capital, Inc. pursuant to the Settlement and Forbearance Agreement described in Item 1 above, in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act pursuant to the order of the United States District Court for the Southern District of New York or, alternatively, in reliance on Section 4(a)(2) of the Securities Act. No underwriters were involved in, and no underwriting discounts or commissions were paid in connection with, either of the foregoing issuances.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, dated September 5, 2025 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on September 5, 2025).
3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Registrant filed with Department of State of Florida on January 8, 2026. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on January 14, 2026.
3.3	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of the Registrant filed with the Department of State of Florida on July 8, 2026 and effective on July 10, 2026 (1-for-4 reverse stock split). Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on July 8, 2026.
3.4	Amended and Restated Bylaws, dated August 6, 2025. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on August 26, 2025.
4.1	Description of Securities of the Registrant registered under Section 12 of the Securities Exchange Act of 1934, as amended. Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed with the Commission on March 18, 2026.
10.1	Pre-Paid Purchase #3 Agreement, dated May 20, 2026, between the Registrant and Avondale Capital LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on May 26, 2026).
10.2	Share Purchase Agreement, dated June 12, 2026, by and among the Registrant, Future Commercial Group Limited and Zhang Shuge, relating to the acquisition of a 20% equity interest in Xi’an Changshida Information Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 15, 2026).
10.3	Future FinTech Group Inc. 2025 Omnibus Equity Plan (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-8 filed with the Commission on May 29, 2026).†
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith

+	Furnished herewith

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTURE FINTECH GROUP INC.

By:	/s/ Hu Li
Hu Li
Chief Executive Officer
(Principal Executive Officer)

August 14, 2026

By:	/s/ Ting Ouyang
Ting Ouyang
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 14, 2026